Form 10-K405
period 1997-12-31
AMERICAN FINANCIAL GROUP INC
filed 1998-03-27
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


For the Fiscal Year Ended                           Commission File
December 31, 1997                                   No. 1-13653


                  AMERICAN FINANCIAL GROUP, INC.


Incorporated under                                  IRS Employer I.D.
the Laws of Ohio                                    No. 31-1544320

          One East Fourth Street, Cincinnati, Ohio 45202
                          (513) 579-2121

Securities Registered Pursuant to Section 12(b) of the Act:
                                                Name of Each Exchange
   Title of Each Class                          on which Registered
   American Financial Group, Inc.:
   Common Stock                                 New York Stock Exchange

   American Financial Capital Trust I (Guaranteed by Registrant):
   9-1/8% Trust Originated Preferred Securities New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Other securities for which reports are submitted pursuant to Section 15(d)
  of the Act:
   7-1/8% Senior Debentures due December 15, 2007

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 1998, there were 61,078,720 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries. The aggregate market value of the Common Stock held by non-affiliates at that date, was approximately $1.4 billion (based upon non-affiliate holdings of 35,211,772 shares and a market price of $40.4375 per share.)
                           _____________

               Documents Incorporated by Reference:

   Proxy Statement for the 1998 Annual Meeting of Shareholders
(portions of which are incorporated by reference into Part III hereof).

                  AMERICAN FINANCIAL GROUP, INC.

                      INDEX TO ANNUAL REPORT

                           ON FORM 10-K

Part I                                                          Page
  Item  1 - Business:
            Introduction                                           1
            Property and Casualty Insurance Operations             2
            Annuity and Life Operations                           15
            Other Companies                                       19
            Investment Portfolio                                  19
            Regulation                                            21
  Item  2 - Properties                                            23
  Item  3 - Legal Proceedings                                     23
  Item  4 - Submission of Matters to a Vote of Security Holders   25


Part II
  Item  5 - Market for Registrant's Common Equity and Related
              Stockholder Matters                                 25
  Item  6 - Selected Financial Data                               26
  Item  7 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 27
  Item 7A - Quantitative and Qualitative Disclosures About
              Market Risk                                        (a)
  Item  8 - Financial Statements and Supplementary Data           36
  Item  9 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                (b)


Part III
  Item 10 - Directors and Executive Officers of the Registrant    36
  Item 11 - Executive Compensation                                36
  Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                      36
  Item 13 - Certain Relationships and Related Transactions        36


Part IV
  Item 14 - Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                  S-1

(a) Not required - market capitalization on January 28, 1997 was less than $2.5 billion.
(b)The response to this Item is "none".

Forward-Looking Statements The Private Securities Litigation Reform Act of 1995 encourages corporations to provide investors with information about the company's anticipated performance and provides protection from liability if future results are not the same as management's expectations. This document contains certain forward-looking statements that are based on assumptions which management believes are reasonable, but by their nature, inherently uncertain. Future results could differ materially from those projected. Factors that could cause such differences include, but are not limited to: changes in economic conditions, regulatory actions, level of catastrophe losses, and competitive pressures. AFG undertakes no obligation to update any forward-looking statements.

                                PART I

                                ITEM 1

                               Business

Introduction

   American Financial Group, Inc. ("AFG") was incorporated as an Ohio corporation in July 1997. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. AFG is a holding company which, through its subsidiaries, is engaged primarily in specialty and multi-line property and casualty insurance businesses and in the sale of tax-deferred annuities and certain life and health insurance products. AFG's property and casualty operations originated in 1872 and were the 20th largest property and casualty group in the United States based on 1996 statutory net premiums written of $2.8 billion.

   On December 2, 1997, AFG completed several transactions in furtherance of a plan to reduce corporate expenses and simplify the public company structure of certain subsidiaries (the "AFG Reorganization"). In one of these transactions, the shareholders of AFC Holding Company (formerly known as American Financial Group, Inc.) approved a plan of reorganization whereby AFG became the public parent corporation of AFC Holding and all of its subsidiaries. Shares of AFC Holding common stock were converted to AFG common stock on a share-for-share basis. No material change in AFG's financial condition or in the rights of AFG securityholders occurred as a result of the reorganization. AFC Holding itself had been formed for the purpose of acquiring American Financial Corporation ("AFC") and American Premier Underwriters, Inc. ("American Premier" or "APU") in merger transactions completed in April 1995 (the "1995 Mergers").

   For financial reporting purposes, because the former shareholders of AFC owned more than 50% of AFG following the Mergers, the financial statements of AFG for periods prior to the Mergers are those of AFC. The operations of APU are included in AFG's financial statements from the effective date of the Mergers.

   At December 31, 1997, Carl H. Lindner, members of his immediate family and trusts for their benefit (collectively the "Lindner
Family") beneficially owned approximately 44% of AFG's outstanding voting common stock.

General

   Generally, companies have been included in AFG's consolidated financial statements when the ownership of voting securities has exceeded 50%; for investments below that level but above 20%, AFG has accounted for the investments as investees. (See Note F to AFG's financial statements.) The following table shows AFG's percentage ownership of voting securities of its significant affiliates over the past several years:

                                  Voting Ownership at December 31,
                                  1997   1996   1995   1994   1993
  American Financial Corporation   79%    76%    79%   n/a    n/a
  American Premier Underwriters   100%   100%   100%    42%    41%
  Great American Insurance Group  100%   100%   100%   100%   100%
  American Annuity Group           81%    81%    81%    80%    80%
  American Financial Enterprises  100%    83%    83%    83%    83%
  Chiquita Brands International    39%    43%    44%    46%    46%
  Citicasters                       -     (a)    38%    37%    20%

  (a) Sold in September 1996.

   The following summarizes the more significant changes in ownership percentages shown in the above table.

   American Financial Corporation For financial reporting purposes, AFC is the predecessor to AFG. In April 1995, AFC became a subsidiary of AFG as a result of the Mergers. Holders of AFC Series F and G Preferred Stock were granted voting rights equal to approximately 21% of the total voting power of AFC shareholders immediately prior to the Mergers.

   American Premier Underwriters In April 1995, APU became a subsidiary of AFG as a result of the Mergers.

   American Financial Enterprises In December 1997, AFEI became a wholly-owned subsidiary of AFG as a result of a transaction whereby AFG purchased all publicly-held shares of AFEI for cash and AFG Common Stock.

   Chiquita Brands International  During the second half of 1997,
Chiquita issued an aggregate of 4.6 million shares of its common stock in connection with the purchase of new businesses.

   Citicasters In 1994, AFEI purchased approximately 10% of Citicasters common stock. In the second half of 1994, Citicasters repurchased and retired approximately 21% of its common stock. In September 1996, the investments in Citicasters were sold to an unaffiliated company.

Property and Casualty Insurance Operations

   AFG manages and operates its property and casualty business in three major business segments: Nonstandard Automobile Insurance, Specialty Lines and Commercial and Personal Lines. Each segment is comprised of multiple business units which operate autonomously but with strong central financial controls and full accountability. Decentralized control allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment, actuarial, financial and legal support functions. AFG's property and casualty insurance operations employ approximately 8,100 persons.

   AFG operates in a highly competitive industry that is affected by many factors which can cause significant fluctuations in their results of operations. The property and casualty insurance industry has historically been subject to pricing cycles characterized by periods of intense competition and lower premium rates (a "downcycle") followed by periods of reduced competition, reduced underwriting capacity due to lower policyholders' surplus and higher premium rates (an "upcycle"). The property and casualty insurance industry is currently in an extended downcycle, which has lasted nearly a decade. AFG's premiums have been adversely affected by this downcycle, particularly in the extremely competitive pricing environment in certain standard commercial lines of business.

   The primary objective of AFG's property and casualty insurance operations is to achieve underwriting profitability. Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting losses, loss adjustment expenses ("LAE"), underwriting expenses and policyholder dividends to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

   Management's focus on underwriting performance has resulted in a statutory combined ratio averaging 101.3% for the period 1993 to 1997, as compared to 105.8% for the property and casualty industry over the same period (Source: "Best's Review/Preview - Property/Casualty" - January 1998 Edition). AFG believes that its product line diversification and underwriting discipline have contributed to the Company's ability to consistently outperform the industry's underwriting results. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

   Generally, while financial data is reported on a statutory basis for insurance regulatory purposes, it is reported in accordance with generally accepted accounting principles ("GAAP") for shareholder and other investment purposes. In general, statutory accounting results in lower capital surplus and net earnings than result from application of GAAP. Major differences include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; recording bonds and redeemable preferred stocks primarily at amortized cost; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liability; requiring additional loss reserves; and charging to surplus certain assets, such as furniture and fixtures and agents' balances over 90 days old. Unless indicated otherwise, the financial information presented for the property and casualty insurance operations herein is presented based on GAAP and includes the insurance operations of AFC and American Premier for all periods.

   The following table shows (in millions) certain information of AFG's property and casualty insurance operations.

                                  1997       1996      1995
  Statutory Basis
  Premiums Earned               $2,802     $2,821    $3,006
  Admitted Assets                6,983      6,603     6,753
  Unearned Premiums              1,133      1,104     1,160
  Loss and LAE Reserves          3,475      3,397     3,394
  Capital and Surplus            1,916      1,659     1,595

  GAAP Basis
  Premiums Earned               $2,824     $2,845    $3,031
  Total Assets                   9,212      8,623     9,002
  Unearned Premiums              1,329      1,248     1,294
  Loss and LAE Reserves          4,225      4,124     4,097
  Shareholder's Equity           3,019      2,695     2,893

   The following table shows the size (in millions), segment and A.M. Best rating of AFG's major property and casualty insurance subsidiaries. AFG continues to focus on growth opportunities in what it believes to be more profitable specialty lines and nonstandard auto businesses which represented the bulk of 1997 net written premiums.

                                          1997 Net Written Premiums
                                        NSA                 Commercial
  Company (A.M. Best Rating)          Group   Specialty   and Personal

  Great American (A)                 $   -      $  724       $507

  Republic Indemnity (A)                 -         224         -
  Mid-Continent (A)                      -         104         -
  American Empire Surplus Lines (A+)     -          23         -

  Atlanta Casualty (A)                  399         -          -
  Windsor (A)                           339         -          -
  Infinity (A)                          331         -          -
  Leader National (A-)                   59         -          -
  Transport (A)                          93         -          -
  Other                                  27         28         -
                                     $1,248     $1,103       $507

   The following table shows the performance of AFG's property and casualty insurance operations (dollars in millions):

                                            1997      1996      1995
  Net written premiums                    $2,858    $2,788    $3,092

  Net earned premiums                     $2,824    $2,845    $3,031
  Loss and LAE                             2,076     2,132     2,265
  Underwriting expenses                      783       780       792
  Policyholder dividends                       7        14         8
  Underwriting loss                      ($   42)  ($   81)  ($   34)
  GAAP ratios:
    Loss and LAE ratio                      73.5%     75.0%     74.8%
    Underwriting expense ratio              27.7      27.4      26.1
    Policyholder dividend ratio               .2        .5        .3
    Combined ratio (a)                     101.4%    102.9%    101.2%
  Statutory ratios:
    Loss and LAE ratio                      73.4%     74.8%     74.8%
    Underwriting expense ratio              27.3      27.2      25.9
    Policyholder dividend ratio               .7        .4       1.7
    Combined ratio (a)                     101.4%    102.4%    102.4%

  Industry statutory combined ratio (b)    101.6%    105.8%    106.5%

  (a) The 1996 combined ratios include an increase of 2.8 percentage points attributable to the strengthening of insurance reserves relating to asbestos and other environmental matters ("A&E").

  (b) Ratios are derived from "BestWeek" (March 16, 1998 Edition).

   As with other property and casualty insurers, AFG's operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, tornadoes, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. AFG generally seeks to reduce its exposure to such events through individual risk selection and the purchase of reinsurance. Major catastrophes in recent years included Hurricane Fran in 1996 and the Texas hailstorms in 1995. Total net losses to AFG's insurance operations from catastrophes were $20 million in 1997; $85 million in 1996; and $70 million in 1995. These amounts are included in the tables herein.

Nonstandard Automobile Insurance

      General The Nonstandard Automobile Insurance segment ("NSA Group") underwrites primarily private passenger automobile liability and physical damage insurance policies for "nonstandard" risks. Nonstandard insureds are those individuals who are unable to obtain insurance through standard market carriers due to factors such as age, record of prior accidents, driving violations, particular occupation or type of vehicle. Premium rates for nonstandard risks are generally higher than for standard risks. Total private passenger automobile insurance net premiums written by insurance carriers in the United States in 1997 have been estimated by A.M. Best to be approximately $115 billion. Because it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. When this occurs, the criteria which differentiate standard from nonstandard insurance risks change. The size of the voluntary nonstandard market is also affected by rate levels adopted by state administered involuntary plans. According to A.M. Best, the voluntary nonstandard market has accounted for about one-sixth of total private passenger automobile insurance premiums written in recent years.

   While the NSA Group's implementation of significant rate increases during 1995 and early 1996 led to a reduction of premiums written in 1996, it also led to improved underwriting profitability in 1996 and 1997. Premium growth resumed in 1997 as a result of more moderate rate activity and California's stronger enforcement of its mandatory insurance law.

   The NSA Group writes business in 42 states and holds licenses to write policies in 49 states and the District of Columbia. The
U.S. geographic distribution of the NSA Group's statutory direct written premiums in 1997 compared to 1993, was as follows:

                1997     1993                   1997     1993
  California    15.2%     6.9%     Mississippi   2.3%     3.1%
  Florida       11.1     13.2      Arizona       2.1      5.8
  Georgia       10.2     12.0      Kentucky      2.1      2.0
  Pennsylvania   8.3       *       Ohio           *       4.0
  Texas          5.9      5.6      Alabama        *       3.7
  Connecticut    5.2      3.6      Washington     *       3.3
  New York       4.3       *       Oregon         *       3.1
  Indiana        3.3      3.7      Utah           *       2.7
  Tennessee      2.7      4.5      Arkansas       *       2.5
  Missouri       2.6      3.7      Virginia       *       2.4
  Oklahoma       2.6      3.0      Other        22.1     11.2
  _______________                              100.0%   100.0%
  (*) less than 2%

   In addition, the NSA Group has written approximately 4% of its net premiums annually in the United Kingdom.

   Management believes that the NSA Group's underwriting success has been due, in part, to the refinement of various risk profiles, thereby dividing the consumer market into more defined segments which can be underwritten or priced properly. The NSA Group also generally writes policies of short duration which allow more frequent rating evaluations of individual risks, providing management greater flexibility in the ongoing assessment of the business. In addition, the NSA Group has implemented cost control measures both in the underwriting and claims handling areas.

   The following table shows the performance of AFG's NSA Group insurance operations (dollars in millions):

                                            1997      1996      1995

  Net written premiums                    $1,248    $1,135    $1,277

  Net earned premiums                     $1,205    $1,183    $1,246
  Loss and LAE                               898       904     1,036
  Underwriting expenses                      274       278       273
  Underwriting profit (loss)              $   33    $    1   ($   63)

  GAAP ratios:
    Loss and LAE ratio                      74.5%     76.4%     83.2%
    Underwriting expense ratio              22.7      23.5      22.0
    Combined ratio                          97.2%     99.9%    105.2%

  Statutory ratios:
    Loss and LAE ratio                      74.1%     75.8%     83.1%
    Underwriting expense ratio              21.9      22.5      21.6
    Combined ratio                          96.0%     98.3%    104.7%

  Industry statutory combined ratio (a)     98.0%    101.0%    101.3%

  (a) Represents the private passenger automobile industry statutory combined ratio derived from "Best's Review/Preview - Property/Casualty"
      (January 1998 Edition). Although AFG believes that there is no reliable regularly published combined ratio data for the nonstandard automobile insurance industry, AFG believes that such a combined ratio would be lower than the private passenger automobile industry average shown above.

   Marketing Each of the principal units in the NSA Group is responsible for its own marketing, sales, underwriting and claims processing. Sales efforts are directed primarily toward independent agents. These units each write policies through several thousand independent agents.

   The NSA Group had approximately one million policies in force at December 31, 1997, just under 90% of which had policy limits of $50,000 or less per occurrence. Most NSA Group policies are written for policy periods of six months or less.

   Competition A large number of national, regional and local insurers write nonstandard private passenger automobile insurance coverage. Insurers in this market generally compete on the basis of price (including differentiation on liability limits, variety of coverages offered and deductibles), geographic availability and ease of enrollment and, to a lesser extent, reputation for claims handling, financial stability and customer service. NSA Group management believes that sophisticated data analysis for refinement of risk profiles has helped the NSA Group to compete successfully. The NSA Group attempts to provide selected pricing for a wider spectrum of risks and with a greater variety of payment options, deductibles and limits of liability than are offered by many of its competitors.

Specialty Lines

   General The Specialty Lines segment emphasizes the writing of specialized insurance coverage where AFG personnel are experts in particular lines of business or customer groups. The following are examples of such Specialty Lines and the businesses which they operate:

   Workers' Compensation       Writes coverage for prescribed benefits
                               payable to employees (principally in
                               California) who are injured on the job.

   Executive Liability         Markets liability coverage for attorneys and
                               corporate directors and officers.

   Inland and Ocean Marine     Provides coverage primarily for marine cargo,
                               boat dealers, marina operators/dealers,
                               excursion vessels, builder's risk, contractor's equipment, excess property and transportation cargo.

   Japanese division           Provides coverage primarily for workers'
                               compensation, commercial auto, umbrella, and general liability of Japanese businesses operating in the U.S.

   Agricultural-related        Provides multi-peril crop insurance covering
                               weather (allied lines) and disease perils as well as coverage for full-time operating farms/ranches and agribusiness operations on a nationwide basis.

   Non-profit Liability        Provides property, general/professional
                               liability, automobile, trustee liability, umbrella and crime coverage for a wide range of non-profit organizations.

   General Aviation            Provides coverage for corporate and private
                               aircraft and airports.

   Fidelity and Surety Bonds   Provides surety coverage for various types of
                               contractors and public and private
                               corporations and fidelity and crime
                               coverage for government, mercantile and
                               financial institutions.

   Umbrella and Excess         Provides large capacity coverage in excess of
                               primary layers.

   Specialization is the key element to the underwriting success of these business units. Each unit has independent management with significant operating autonomy to oversee the important operational functions of its business such as underwriting, pricing, marketing, policy processing and claims service. These specialty lines are opportunistic and their premium volume will vary based on current market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets.

   The U.S. geographic distribution of the Specialty Lines statutory direct written premiums in 1997 compared to 1993, was as follows:

                  1997    1993                     1997    1993
  California      29.5%   46.7%      Oklahoma       3.5%    4.2%
  Texas            8.4     5.0       New Jersey     2.2     2.5
  Massachusetts    4.7     3.2       Pennsylvania   2.0      *
  New York         4.6     5.2       Ohio           2.0      *
  Florida          4.5     2.6       Michigan        *      2.0
  Illinois         3.7     2.9       Other         34.9    25.7
                                                  100.0%  100.0%
  _______________
  (*) less than 2%

   The following table sets forth a distribution of statutory net written premiums for AFG's Specialty Lines by NAIC annual statement line for 1997 compared to 1993:

                                     1997     1993
  Workers' compensation              23.5%    47.2%
  Other liability                    20.3     16.9
  Inland marine                       9.2      6.5
  Commercial multi-peril              8.4      4.7
  Auto physical damage                7.5      2.0
  General aviation                    7.2      0.1
  Allied lines                        5.8      4.5
  Fidelity and surety                 4.1      2.8
  Auto liability                      3.9      5.7
  Ocean marine                        3.6      4.2
  Other                               6.5      5.4
                                    100.0%   100.0%

   The following table shows the performance of AFG's Specialty
Lines insurance operations (dollars in millions):

                                            1997      1996      1995

  Net written premiums                    $1,103      $993    $1,097

  Net earned premiums                     $1,056      $976    $1,085
  Loss and LAE                               706       527       730
  Underwriting expenses                      344       295       302
  Policyholder dividends                      (5)        -        (3)
  Underwriting profit                     $   11      $154    $   56

  GAAP ratios:
   Loss and LAE ratio                       66.8%     53.9%     67.2%
   Underwriting expense ratio               32.6      30.2      27.9
   Policyholder dividend ratio               (.4)       -        (.3)
   Combined ratio (a)                       99.0%     84.1%     94.8%

  Statutory ratios:
   Loss and LAE ratio                       66.7%     54.1%     67.5%
   Underwriting expense ratio               31.9      30.3      28.1
   Policyholder dividend ratio               1.0        .5       4.2
   Combined ratio (a)                       99.6%     84.9%     99.8%

  Industry statutory combined ratio (b)    103.7%    108.9%    109.9%

  (a) The 1996 combined ratios reflect a reduction of 4.1 percentage points attributable to a reallocation of loss reserves in connection with the strengthening of A&E reserves.

  (b) Represents the commercial industry statutory combined ratio derived from "BestWeek" (March 16, 1998 Edition).

   Marketing The Specialty Lines operations direct their sales efforts primarily toward independent property and casualty insurance agents and brokers. These businesses write insurance through several thousand agents and brokers and have nearly 290,000 policies in force.

   Competition These businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. Because of the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Price, commissions and profit sharing terms are also important factors. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped AFG's specialty lines compete successfully.

Commercial and Personal Lines

   General Major commercial lines of business are workers' compensation, commercial multi-peril, umbrella (including primary and excess layers) and commercial auto. The workers' compensation business has experienced solid growth and profitability due to adequate rate structures and favorable trends in medical care costs and the success of its Drug-Free Workplace and SafetyWorks programs.

   AFG's Drug-Free Workplace and SafetyWorks programs for workers' compensation customers assist insureds in setting up drug testing programs (as permitted by law), drug and alcohol education programs and work safety programs. In 1997, there were more than 1,400 insureds in 23 states with such programs producing approximately $83 million in annual net written premiums.

   Commercial business is written in 26 states where management believes adequate rates can be obtained and where assigned risk costs are not excessive. AFG's approach focuses on specific customer groups, such as fine restaurants, light manufacturers, hotels/motels, workers' compensation safety groups and insureds with large umbrella coverages. The approach also emphasizes site visits at prospective customers to ensure underwriter familiarity with risk factors relating to each insured and to avoid those risks which have unacceptable exposures.

   Personal lines business consists primarily of preferred/standard private passenger automobile and homeowners' insurance and is currently being marketed in 25 states. AFG's approach is to develop tailored rates for its personal automobile customers based on a variety of factors, including the driving record of the insureds. The approach to homeowners business is to limit exposure in locations which are likely to be unprofitable and those which have significant catastrophic potential (such as windstorms, earthquakes and hurricanes). During 1997, AFG had a reinsurance agreement under which 80% of its homeowners' business was reinsured.

   The U.S. geographic distribution of the Commercial and Personal Lines statutory direct written premiums in 1997 compared to 1993, was as follows:

                    1997     1993                    1997    1993
  Connecticut       13.1%    14.5%     Florida        2.7%    4.3%
  New Jersey        13.0      8.4      Texas          2.5     3.3
  New York          11.8      9.8      Illinois       2.3     2.8
  North Carolina    10.5      9.4      Kentucky       2.3      *
  Pennsylvania       5.6      6.0      Utah           2.1      *
  Maryland           3.9      3.9      Tennessee      2.0      *
  Ohio               3.7      4.3      California      *      3.9
  Massachusetts      3.4       *       Washington      *      2.4
  Michigan           3.4      3.5      Oregon          *      2.4
                                       Other         17.7    21.1
  _______________                                   100.0%  100.0%
  (*) less than 2%

   The following table sets forth a distribution of statutory net written premiums for AFG's Commercial and Personal Lines by NAIC annual statement line for 1997 compared to 1993:

                                1997      1993
  Auto liability                34.6%     32.0%
  Workers' compensation         27.5      12.3
  Commercial multi-peril        19.4      19.6
  Other liability                8.1       6.2
  Auto physical damage           4.5      12.3
  Homeowners                     2.5      12.1
  Other                          3.4       5.5
                               100.0%    100.0%

   The following table shows the performance of AFG's Commercial and Personal Lines insurance operations (dollars in millions):

                                            1997     1996     1995

  Net written premiums                     $ 507    $ 660    $ 717

  Net earned premiums                      $ 563    $ 685    $ 698
  Loss and LAE                               421      538      468
  Underwriting expenses                      165      206      214
  Policyholder dividends                      11       14       11
  Underwriting profit (loss)              ($  34)  ($  73)   $   5

  GAAP ratios:
   Loss and LAE ratio                       74.8%    78.5%    66.9%
   Underwriting expense ratio               29.2     30.0     30.6
   Policyholder dividend ratio               2.0      2.1      1.6
   Combined ratio (a)                      106.0%   110.6%    99.1%

  Statutory ratios:
   Loss and LAE ratio                       74.6%    78.8%    67.2%
   Underwriting expense ratio               30.2     30.4     29.9
   Policyholder dividend ratio               1.6      1.0       .6
   Combined ratio (a)                      106.4%   110.2%    97.7%

  Industry statutory combined ratio (b)    101.6%   105.8%   106.5%

  (a) The 1996 combined ratios include 3.9 percentage points (GAAP) and
      3.8 percentage points (statutory) due to losses from Hurricane Fran.

  (b) Ratios are derived from "BestWeek" (March 16, 1998 Edition).

   Marketing The Commercial and Personal Lines business units direct their sales efforts primarily toward independent agents and brokers. These businesses write insurance through more than 5,000 agents and have approximately 350,000 policies in force.

   Competition These businesses compete with other insurers, primarily on the basis of price (including differentiation on policy limits, coverages offered and deductibles), agent commissions and profit sharing terms. Customer service, loss prevention and reputation for claims handling are also important factors. Competitors include individual insurers and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. Management believes that sophisticated data analysis for refinement of risk profiles, disciplined underwriting practices and aggressive loss prevention procedures have enabled these businesses to compete on the basis of price without negatively affecting underwriting profitability.

Reinsurance

   Consistent with standard practice of most insurance companies, AFG reinsures a portion of its business with other reinsurance companies and assumes a relatively small amount of business from other insurers. Ceding reinsurance permits diversification of risks and limits the maximum loss arising from large or unusually hazardous risks or catastrophic events. The availability and cost of reinsurance are subject to prevailing market conditions which may affect the volume and profitability of business that is written. AFG is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve AFG of its liability to its insureds.

   Reinsurance is provided on one of two bases, facultative or treaty. Facultative reinsurance is generally provided on a risk by risk basis. Individual risks are ceded and assumed based on an offer and acceptance of risk by each party to the transaction.
Treaty reinsurance provides for risks meeting prescribed criteria to be automatically ceded and assumed according to contract provisions.

   In order to limit the maximum loss arising out of any one occurrence, AFG's insurance companies reinsure a portion of their exposure under treaty and facultative reinsurance programs. The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions):

                                    Retention    Reinsurance
   Coverage                           Maximum    Coverage(a)
   California Workers' Compensation     $ 1.5         $150.0
   Other Workers' Compensation            1.0           49.0
   Commercial Umbrella                    1.0           49.0
   Other Casualty                         5.0           15.0
   Property - General                     5.0           25.0(b)
   Property - Catastrophe                20.0          130.0

   (a) Reinsurance covers substantial portions of losses in excess of retention.
   (b) In 1997, AFG ceded 80% of its homeowners insurance coverage through a reinsurance agreement; beginning in 1998, it will cede 90%.

   AFG purchases facultative reinsurance providing coverage on a risk by risk basis, both pro rata and excess of loss, depending on the risk and available reinsurance markets. Due in part to the limited exposure on individual policies, the NSA Group is not materially involved in reinsuring risks with third party insurance companies.

   Included in the balance sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were $82 million on paid losses and LAE and $736 million on unpaid losses and LAE at December 31, 1997. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations. Market conditions over the past few years have forced many reinsurers into financial difficulties or liquidation proceedings. At December 31, 1997, AFG's insurance subsidiaries had allowances of approximately $78 million for doubtful collection of reinsurance recoverables, substantially all related to unpaid losses. AFG regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to reinsurers having more than $100 million in capital and A.M. Best ratings of "A-" or better. AFG's major reinsurers include American Re-Insurance Company, Employers Reinsurance Corporation, NAC Reinsurance Corporation, Mitsui Marine and Fire Insurance Company, Continental Casualty Company, Transatlantic Reinsurance Company, General Reinsurance Corporation and Vesta Fire Insurance Corporation. These companies have assumed nearly half of AFG's ceded reinsurance.

   Premiums written for reinsurance ceded and assumed are presented in the following table (in millions):

                                       1997   1996  1995
  Reinsurance ceded                    $614   $518  $482
  Reinsurance assumed - including
   involuntary pools and associations    89     58    98

Loss and Loss Adjustment Expense Reserves

   The consolidated financial statements include the estimated liability for unpaid losses and LAE of AFG's insurance subsidiaries. This liability represents estimates of the ultimate net cost of all unpaid losses and LAE and is determined by using case-basis evaluations and actuarial projections. These estimates are subject to the effects of changes in claim amounts and frequency and are periodically reviewed and adjusted as additional information becomes known. In accordance with industry practices, such adjustments are reflected in current year operations.

   Future costs of claims are projected based on historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors which are subject to significant variation. Through the use of analytical reserve development techniques, management monitors items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, general economic trends and the legal environment. Although management believes that the reserves currently established reflect a reasonable provision for the ultimate cost of all losses and claims, actual development may vary materially.

   AFG recognizes underwriting profit only when realization is reasonably determinable and assured. In certain specialty lines, where experience is limited or where there is potential for volatile results, AFG holds reasonable "incurred but not reported" reserves and does not recognize underwriting profit until the experience matures.

   Generally, reserves for reinsurance and involuntary pools and associations are reflected in AFG's results at the amounts reported by those entities.

   Unless otherwise indicated, the following discussion of insurance reserves includes the reserves of American Premier's subsidiaries for only those periods following the Mergers. See Note P to the Financial Statements for an analysis of changes in AFG's estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

   The following table presents the development of AFG's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years, excluding reserves of American Premier subsidiaries prior to the Mergers. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 1997. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

                                   1987     1988     1989     1990     1991     1992     1993     1994     1995     1996     1997
Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated         $2,024   $2,209   $2,246   $2,137   $2,129   $2,123   $2,113   $2,187   $3,393   $3,404   $3,489
 As re-estimated at
  December 31, 1997               2,482    2,531    2,520    2,337    2,247    2,178    2,089    2,185    3,342    3,435      N/A

Liability re-estimated (*):
 One year later                   102.5%    99.8%   100.4%    98.6%    99.3%    99.9%    98.2%    95.8%    98.7%   100.9%
 Two years later                  103.6%   100.0%    99.3%    97.7%    98.7%    98.3%    94.0%    99.3%    98.5%
 Three years later                103.1%    99.7%    98.4%    97.4%    98.0%    95.2%    97.4%    99.9%
 Four years later                 102.5%    98.7%    98.2%    99.2%    97.3%   100.3%    98.9%
 Five years later                 102.6%    99.1%   101.1%   100.0%   103.0%   102.6%
 Six years later                  103.5%   103.0%   102.7%   106.3%   105.6%
 Seven years later                109.4%   104.7%   109.2%   109.4%
 Eight years later                111.7%   111.4%   112.2%
 Nine years later                 119.2%   114.5%
 Ten years later                  122.6%

Cumulative deficiency
 (redundancy)                      22.6%    14.5%    12.2%     9.4%     5.6%     2.6%    (1.1%)   (0.1%)   (1.5%)    0.9%     N/A

Cumulative paid as of:
 One year later                    29.2%    29.4%    32.3%    26.1%    26.4%    26.7%    25.2%    26.8%    33.1%    33.8%
 Two years later                   49.0%    48.6%    48.2%    43.2%    43.0%    43.7%    40.6%    42.5%    51.6%
 Three years later                 63.5%    59.8%    59.2%    55.3%    55.4%    54.2%    50.9%    54.4%
 Four years later                  72.2%    67.9%    67.6%    64.8%    63.3%    60.8%    59.1%
 Five years later                  78.5%    74.0%    74.3%    71.1%    67.8%    67.0%
 Six years later                   83.6%    79.5%    78.8%    74.5%    72.7%
 Seven years later                 87.7%    83.2%    81.2%    78.6%
 Eight years later                 91.1%    85.2%    84.8%
 Nine years later                  92.7%    88.5%
 Ten years later                   96.2%

(*) Reflects significant A&E charges and reallocations in 1994 and 1996 for prior years losses.

   The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

                                                                                         1993     1994     1995     1996     1997
  As originally estimated:
   Net liability shown above                                                           $2,113   $2,187   $3,393   $3,404   $3,489
   Add reinsurance recoverables                                                           611      730      704      720      736
   Gross liability                                                                     $2,724   $2,917   $4,097   $4,124   $4,225
  As re-estimated at
  December 31, 1997:
   Net liability shown above                                                           $2,089   $2,185   $3,342   $3,435
   Add reinsurance recoverables                                                           791      782      790      748
   Gross liability                                                                     $2,880   $2,967   $4,132   $4,183      N/A

Gross cumulative deficiency
  (redundancy)                                                                            5.7%     1.8%      .9%     1.5%     N/A

   The following table presents certain data from the table above, adjusted to include reserves of American Premier's subsidiaries for periods subsequent to their entry into the insurance business in 1989 and prior to the Mergers in 1995.

                                   1989     1990     1991     1992     1993     1994
Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated         $2,616   $2,739   $2,793   $2,886   $3,029   $3,267
 As re-estimated at
  December 31, 1997               2,831    2,873    2,848    2,824    2,871    3,138

Cumulative deficiency
  (redundancy)                      8.2%     4.9%     2.0%    (2.1%)   (5.2%)   (3.9%)

Reconciliation of net
liability to gross liability:
  As originally estimated:
   Net liability shown above                                         $3,029   $3,267
   Add reinsurance recoverables                                         617      742
   Gross liability                                                   $3,646   $4,009
  As re-estimated at
  December 31, 1997:
   Net liability shown above                                         $2,871   $3,138
   Add reinsurance recoverables                                         800      766
   Gross liability                                                   $3,671   $3,904

Gross cumulative deficiency
  (redundancy)                                                           .6%    (2.6%)

   These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFG's $80 million charge for A&E claims related to losses recorded in 1996, but incurred before 1987, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

   The adverse development in the tables is due primarily to A&E exposures for which AFG has been held liable under general liability policies written years ago where environmental coverage was not intended. Other factors affecting development included higher than projected inflation on medical, hospitalization, material, repair and replacement costs. Additionally, changes in the legal environment have influenced the development patterns over the past ten years. For example, changes in the California workers' compensation law in 1993 and subsequent court decisions, primarily in late 1996, greatly limited the ability of insurers to challenge medical assessments and treatments. These limitations, together with changes in work force characteristics and medical delivery costs, are contributing to an increase in claims severity. Two changes influencing development patterns in the 1980s were the trend towards an adverse litigious climate and the change from contributory to comparative negligence.

   The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles
("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 1997, are as follows (in millions):

  Liability reported on a SAP basis                   $3,475
   Additional discounting of GAAP reserves in excess
     of the statutory limitation for SAP reserves        (22)
   Reserves of foreign operations                         37
   Estimated salvage and subrogation recoveries
     based on a cash basis for SAP and on an accrual
     basis for GAAP                                       (1)
   Reinsurance recoverables                              736

  Liability reported on a GAAP basis                  $4,225

   Asbestos and Environmental Reserves ("A&E") In defining environmental exposures, the insurance industry typically includes claims relating to polluted waste sites and asbestos as well as other mass tort claims such as those relating to breast implants, repetitive stress on keyboards, DES (a drug used in pregnancies years ago alleged to cause cancer and birth defects) and other latent injuries.

   Establishing reserves for A&E claims is subject to uncertainties that are greater than those presented by other types of claims. Factors contributing to those uncertainties include a lack of sufficiently detailed historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Courts have reached different and sometimes inconsistent conclusions as to when a loss is deemed to have occurred, what policies provide coverage, what claims are covered, whether there is an insured obligation to defend, how policy limits are determined and other policy provisions. Management believes these issues are not likely to be resolved in the near future.

   Significant industrywide information concerning A&E reserves first became broadly available in mid-1996 following the publication of new data relating to that subject in the 1995 Annual Statements of insurance companies. During 1995 and 1996, a number of insurers recorded large reserve increases for A&E exposures. By the end of 1995, the industry's survival ratio (reserves divided by annual paid losses) had increased from a multiple of six times in the early 1990's to more than nine times. The following table compares AFG's three-year survival ratio for A&E claims with that of the industry.

                                        December 31,
  Survival Ratio:              1997     1996    1995    1994
     AFG                       10.0     10.5     6.5     7.0
     Industry (a)               7.6      8.2     9.4     7.9

  (a) Source: 1996-1994 "BestWeek - Property and Casualty Supplement" (September 15, 1997 Edition); 1997 is an estimate.

   Industry actions and statistics in 1995 caused AFG to re-evaluate its position in relation to its peers as part of the continuing process of obtaining additional information and revising accounting estimates. This process led management to conclude that the A&E reserves should be increased sufficiently to bring AFG's three-year survival ratio in line with those of the top 50 companies. In the third quarter of 1996, AFG strengthened its A&E reserve to approximately 10.5 times average annual paid losses based upon these revised industry standards for reserving such claims. AFG recorded a non-cash, pretax charge of $80 million and reallocated $40 million in reserves from its Specialty Operations. Based on known facts, current law, and current industry practices, management believes that its reserves for such claims are appropriate.

   The following table (in millions) is a progression of A&E reserves.

                                        1997    1996    1995
  Reserves at beginning of year       $343.4  $225.7  $224.9
  Incurred losses and LAE               43.2   149.0    35.2
  Paid losses and LAE                  (38.7)  (31.3)  (34.4)
  Reserves at end of year, net of
   reinsurance recoverable             347.9   343.4   225.7
  Reinsurance recoverable              173.2   162.7   164.2

  Gross reserves at end of year       $521.1  $506.1  $389.9

   Since the mid-1980's, AFG has also written certain environmental coverages (asbestos abatement and underground storage tank liability) in which the premium charged is intended to provide coverage for the specific environmental exposures inherent in these policies. The business has been profitable since its inception. To date, approximately $182 million of premiums has been written, $23 million in losses and LAE have been paid and reserves for unpaid losses and LAE aggregated $29 million at December 31, 1997 (not included in the above table).

Annuity and Life Operations

General

   AFG's annuity operations are conducted through American Annuity Group ("AAG"), a holding company whose primary subsidiary is Great American Life Insurance Company ("GALIC") which it acquired from Great American in 1992. GALIC sells (i) flexible premium and single premium annuities in the qualified (not-for-profit) market and (ii) single premium annuities in the non-qualified market.
AAG and its subsidiaries employ approximately 1,700 persons.

   Acquisitions in recent years have supplemented AAG's internal growth as the company's assets increased from $4.5 billion at year end 1992 to over $7.7 billion at year end 1997. In addition, these acquisitions have expanded AAG's focus from primarily traditional fixed annuity products to three areas: (i) retirement products (fixed and variable annuities); (ii) pre-need funding products (life insurance and fixed annuities) and (iii) other life, accident and health insurance. Premiums over the last three years were as follows (in millions):

                                              Premiums*
  Insurance Product                     1997     1996    1995
  Retirement                            $489     $540    $457
  Pre-need Funding                       111       97       -
  Other Life, Accident and Health         42       43       2
                                        $642     $680    $459
  ________________

  (*) The table does not include premiums of subsidiaries until their first full year following acquisition.

Retirement Products

   Annuities AAG's retirement products consist primarily of annuities, which are long-term retirement saving instruments that benefit from income accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest on the policy and pays out a benefit upon death, surrender or annuitization.

   Annuity contracts are generally classified as either fixed rate or variable. With a fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer subject to any guaranteed minimum interest crediting rates in the policy. With a variable annuity, the value of the policy is tied to an underlying securities portfolio or underlying mutual funds.

   Employees of qualified not-for-profit organizations are eligible to save for retirement through contributions made on a before-tax basis. Contributions are made at the discretion of the participants through payroll deductions or through tax-free
"rollovers" of funds. Federal income taxes are not payable on contributions or earnings until amounts are withdrawn.

   GALIC entered the tax-deferred annuity business in 1976 and currently sells fixed rate annuities - both traditional and equity-indexed. The following table (in millions) presents financial information concerning GALIC.

                                        1997     1996    1995
  Statutory Basis
  Total Assets                        $5,917   $5,752  $5,414
  Annuity Reserves                     5,446    5,298   4,974
  Capital and Surplus                    317      285     273
  Asset Valuation Reserve (a)             65       91      90
  Interest Maintenance Reserve (a)        24       25      32

  Annuity Receipts:
   Flexible Premium:
     First Year                       $   32   $   35  $   42
     Renewal                             160      182     196
                                         192      217     238
   Single Premium                        241      319     219
      Total Annuity Receipts          $  433   $  536  $  457
  ________________

  (a) Allocation of surplus.

  GAAP Basis
  Total Assets                        $6,223   $5,934  $5,608
  Annuity Benefits Accumulated         5,330    5,205   4,917
  Stockholder's Equity                   770      658     623


   GALIC's principal products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). FPDAs are characterized by premium payments that are flexible in both amount and timing as determined by the policyholder. SPDAs are issued in exchange for a one-time lump-sum premium payment.

   At December 31, 1997, all of GALIC's annuity reserves consisted of fixed rate annuities which offered a minimum interest rate guarantee of 3% or 4%. The majority of GALIC's annuity policies are traditional fixed rate annuities which permit GALIC to change the crediting rate at any time (subject to the minimum guaranteed interest rate). In determining the frequency and extent of changes in the crediting rate, GALIC takes into account the economic environment and the relative competitive position of its products.

   Over the last few years, traditional fixed rate annuities have met substantial competition from mutual funds and other equity-based investments. In response, GALIC developed an equity-indexed annuity which provides policyholders with a crediting rate tied, in part, to the performance of an existing stock market index while protecting them against the related downside risk through a guarantee of principal. AAG hedges the equity-based risk component of this product through the purchase of call options on the appropriate index. These options are designed to offset substantially all of the increases in the fair values of the equity-indexed annuities. Sales of equity-indexed annuities accounted for 9% of GALIC's premiums in 1997.

   GALIC seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its policies. GALIC accomplishes this by: (i) offering crediting rates which it has the option to change; (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. GALIC designs its products with certain surrender penalties to discourage policyholders from surrendering or withdrawing funds during the first five to ten years after issuance of a policy. Partly due to these features, GALIC's annuity surrenders have averaged approximately 7% of statutory reserves over the past five years.

   Marketing and Distribution Sales of fixed rate annuities are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments and
(viii) general economic conditions. At December 31, 1997, GALIC had more than 265,000 annuity policies in force.

   GALIC markets its FPDAs principally to employees of educational institutions in the kindergarten through high school segment.
Written premiums from this market segment represented the majority of GALIC's total tax-qualified premiums in 1997.

   GALIC distributes its annuity products through approximately 80 managing general agents ("MGAs") who, in turn, direct over 1,000 actively producing independent agents. GALIC has developed its business on the basis of its relationships with MGAs and independent agents primarily through a consistent marketing approach and responsive service.

   GALIC is licensed to sell its products in all states (except New
York) and in the District of Columbia. The following table reflects the geographical distribution of GALIC's annuity premiums in 1997 compared to 1993.

                   1997    1993                     1997    1993
  California       21.9%   21.8%      New Jersey     3.8%    5.5%
  Texas             8.0     3.3       Michigan       3.4     8.5
  Washington        7.6     2.4       Indiana        2.9      *
  Ohio              6.4     5.5       Connecticut    2.8     5.2
  Florida           5.4     9.8       Iowa           2.5      *
  Massachusetts     5.0     8.0       Illinois       2.2     3.3
  North Carolina    4.4     3.3       Rhode Island    *      2.2
  Minnesota         3.9     *         Other         19.8    21.2
                                                   100.0%  100.0%
  _______________
  (*) less than 2%

   AAG began marketing variable annuities in the fourth quarter of 1995 through Annuity Investors Life Insurance Company ("AILIC"). With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options. For these annuity products, all premiums directed to the variable options are placed in funds managed by third party investment advisers. AILIC had variable annuity sales of $43 million in 1997.

Pre-need Funding Products

   Through American Memorial Life Insurance Company, AAG offers a variety of life insurance and annuity products to finance pre-arranged funerals. In 1997, American Memorial sold its products through over 1,200 funeral homes nationwide. In addition to a general agency force of approximately 200 agents, American Memorial has approximately 800 actively-producing corporate and individual funeral home operators who sell its products. Rapid consolidation is making large chains an important segment of the funeral home industry. American Memorial is a leader in this segment, working with several of the major corporations. In 1997, about one-half of American Memorial's premiums were generated by the largest owner of funeral homes in the world. The remaining one-half was split between other funeral homes and the general agency force. As the funeral home industry continues to consolidate, increased reliance on large funeral home operators may be required.

   In 1997, American Memorial collected $111 million in life and annuity premiums. At December 31, 1997, American Memorial had total statutory assets of approximately $468 million; reserves for future policy benefits of approximately $424 million; and capital and surplus of approximately $26 million.

   In March 1998, AAG acquired Arkansas National Life Insurance
Company, which also specializes in pre-arranged funeral insurance products. Arkansas National had statutory assets of approximately $74 million at December 31, 1997 and 1997 premiums of $5 million.

Life, Accident and Health Products

   AAG offers a variety of life, accident and health products through Loyal American Life Insurance Company, General Accident Life Assurance Company of Puerto Rico, Inc. and GALIC's life division, which began offering certain term, universal and whole life insurance products in December 1997. Also in 1997, Loyal relocated its home office from Mobile, Alabama to Cincinnati, Ohio to more closely coordinate its efforts with those of other AAG operations.

   Loyal offers a variety of supplemental life and health insurance products through payroll deduction plans and credit unions. Loyal's products are marketed with the endorsement or consent of the employer or the credit union management. The products currently being offered include traditional whole life, universal life, term life, hospital indemnity, cancer and short-term disability.

   In 1997, Loyal collected $40 million in life and accident and health premiums. At December 31, 1997, Loyal had total statutory assets of approximately $258 million; reserves for future policy benefits of approximately $197 million; and capital and surplus of approximately $39 million.

   In December 1997, AAG acquired General Accident which specializes in home service life and supplemental health products as well as credit and ordinary life products, including those utilized in the funeral industry. General Accident had statutory assets of $110 million at December 31, 1997 and 1997 premiums of $46 million (excluding premiums of certain operations sold prior to its acquisition by AAG). General Accident sells its in-home service life and supplemental health products through a network of company agents. Its ordinary life and cancer products are sold through independent agents.

Independent Ratings

   AAG's principal insurance subsidiaries are currently rated by A.M. Best and Duff & Phelps. Such ratings are generally based on items of concern to policyholders and agents and are not directed toward the protection of investors.

                      A.M. Best        Duff & Phelps
   GALIC              A  (Excellent)   AA-  (Very high claims paying ability)
   American Memorial  A- (Excellent)   AA-  (Very high claims paying ability)
   Loyal              A  (Excellent)   AA-  (Very high claims paying ability)
   AILIC              A  (Excellent)   Not currently rated
   General Accident   A  (Excellent)   Not currently rated

   In 1997, A.M. Best increased its ratings of American Memorial (up two levels) and Loyal (up one level); none of the insurance companies received a downgrade from either agency.

   AAG believes that the ratings assigned by independent insurance rating agencies are important because potential policyholders often use a company's rating as an initial screening device in considering annuity products. AAG believes that a rating in the "A" category by at least one rating agency is necessary for GALIC to successfully market tax-deferred annuities to public education employees and other not-for-profit groups.

   Although AAG believes that its insurance companies' ratings are very stable, those companies' operations could be materially adversely affected by a downgrade in ratings.

Competition

   AAG's insurance companies operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders; (v) product design (including interest rates credited and premium rates charged); (vi) commissions; and (vii) service to agents. Since policies are marketed and distributed primarily through independent agents (except at General Accident), the insurance companies must also compete for agents. AAG believes that consistently targeting the same market and emphasizing service to agents and policyholders provides a competitive advantage.

   No single insurer dominates the annuity marketplace. Competitors include (i) individual insurers and insurance groups,
(ii) mutual funds and (iii) other financial institutions of varying sizes. In a broader sense, AAG's insurance companies compete for retirement savings with a variety of financial institutions offering a full range of financial services. Financial institutions have demonstrated a growing interest in marketing investment and savings products other than traditional deposit accounts. In addition, recent judicial and regulatory decisions have expanded powers of financial institutions in this regard. It is too early to predict what impact, if any, these developments will have on the insurance companies.

Other Companies

   Through subsidiaries, AFG is engaged in a variety of other businesses, including The Golf Center at Kings Island (golf and tennis facility) in the Greater Cincinnati area; commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), Louisiana (Le Pavillon Hotel), Massachusetts (Chatham Bars Inn), Texas (Driskill Hotel) and apartments in Florida, Kentucky, Louisiana, Minnesota, Pennsylvania, Texas and Wisconsin. These operations employ approximately 700 full-time employees.

   In December 1997, AFG sold the assets of its software solutions and consulting services subsidiary, Millennium Dynamics, Inc., to a subsidiary of Peritus Software Services, Inc. for $30 million in cash and 2,175,000 shares of Peritus common stock.

Investment Portfolio

General

     A breakdown of AFG's December 31, 1997, investment portfolio by business segment follows (excluding investment in equity securities of investee corporations) (in millions).

                                                                          Total
                                              Carrying Value             Market
                                       P&C   Annuity  Other     Total     Value
Cash and short-term investments     $  145   $   51    $ 61   $   257   $   257
Bonds and redeemable preferred
  stocks                             4,362    6,262      29    10,653    10,735
Other stocks, options and
  warrants                             321       78      47       446       446
Loans receivable                       101      407       6       514       514 (a)
Real estate and other investments      132       58      29       219       219 (a)
                                    $5,061   $6,856    $172   $12,089   $12,171

(a)  Carrying value used since market values are not readily available.

   The following tables present the percentage distribution and yields of AFG's investment portfolio (excluding investment in equity securities of investee corporations) as reflected in its financial statements.

                                          1997   1996   1995   1994   1993
Cash and Short-term Investments            2.1%   3.9%   4.9%   2.2%   2.3%
Bonds and Redeemable Preferred Stocks:
 U.S. Government and Agencies              5.0    4.1    3.7    4.0    2.8
 State and Municipal                       1.3    1.0     .7     .8     .8
 Public Utilities                          6.8    8.2    9.7    9.1    9.3
 Mortgage-Backed Securities               21.4   22.2   20.7   21.8   24.7
 Corporate and Other                      50.6   49.3   46.8   48.6   42.0
 Redeemable Preferred Stocks               0.6    0.5    1.0    1.4    1.3
                                          85.7   85.3   82.6   85.7   80.9
 Net Unrealized Gains (Losses) on Bonds
   and Redeemable Preferred Stocks held
   Available for Sale                      2.5    1.1    2.7   (1.0)   1.8
                                          88.2   86.4   85.3   84.7   82.7
Other Stocks, Options and Warrants         3.7    2.8    2.3    2.7    4.6
Loans Receivable                           4.3    4.9    5.6    8.4    8.5
Real Estate and Other Investments          1.7    2.0    1.9    2.0    1.9
                                         100.0% 100.0% 100.0% 100.0% 100.0%

Yield on Fixed Income Securities:
 Excluding realized gains and losses       7.8%   7.9%   7.9%   8.1%   8.0%
 Including realized gains and losses       7.9%   7.7%   8.8%   8.1%   8.7%

Yield on Stocks:
 Excluding realized gains and losses       5.6%   5.8%   3.9%   5.1%   4.4%
 Including realized gains and losses      30.2%  15.1%   8.4%  35.4%  16.9%

Yield on Investments (*):
 Excluding realized gains and losses       7.8%   7.8%   7.9%   8.1%   7.9%
 Including realized gains and losses       8.2%   7.8%   8.8%   8.8%   9.0%

(*) Excludes "Real Estate and Other Investments".

Fixed Maturity Investments

   Unlike many insurance groups which have portfolios that are invested heavily in tax-exempt bonds, AFG's bond portfolio is invested primarily in taxable bonds. The NAIC assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFG's bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 1997 (dollars in millions).

 NAIC                                   Amortized    Market Value
Rating Comparable S&P Rating                 Cost     Amount   %

 1     AAA, AA, A                         $ 6,970    $ 7,223   68%
 2     BBB                                  2,624      2,714   25
          Total investment grade            9,594      9,937   93
 3     BB                                     400        417    4
 4     B                                      330        347    3
 5     CCC, CC, C                              22         34   *
 6     D                                      -           -    -
          Total non-investment grade          752        798    7
          Total                           $10,346    $10,735  100%

_______________
(*) Less than 1%

   Risks inherent in connection with fixed income securities include loss upon default and market price volatility. Factors which can affect the market price of securities include: creditworthiness, changes in interest rates, the number of market makers and investors and defaults by major issuers of securities.

     AFG's primary investment objective for bonds and redeemable preferred stocks is to earn interest and dividend income rather than to realize capital gains. AFG invests in bonds and redeemable preferred stocks that have primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates.

Equity Investments

   AFG's equity investment practice permits concentration of attention on a relatively limited number of companies. Some of the equity investments, because of their size, may not be as readily marketable as the typical small investment position. Alternatively, a large equity position may be attractive to persons seeking to control or influence the policies of a company and AFG's concentration in a relatively small number of companies may permit it to identify investments with above average potential to increase in value.

   Chiquita At December 31, 1997, AFG owned 24 million shares of Chiquita common stock representing 39% of its outstanding shares. The carrying value and market value of AFG's investment in Chiquita were approximately $201 million and $391 million, respectively, at December 31, 1997. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. In addition to bananas, these products include other tropical fruit and fresh produce; fruit and vegetable juices and beverages; processed fruits and vegetables; salads; and edible oil-based consumer products.

   Citicasters    In September 1996, AFG sold its investment in
Citicasters to Jacor Communications for approximately
$220 million in cash plus warrants to purchase Jacor common stock. Citicasters owned radio and television stations in major markets throughout the country.

Regulation

   AFG's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed and prior approval of the applicable insurance regulatory authorities generally is required for any such transaction which may be deemed to be material or extraordinary. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 1998 from its insurance subsidiaries without seeking regulatory clearance is approximately $221 million.

   Changes in state insurance laws and regulations have the potential to materially affect the revenues and expenses of the insurance operations.
The Company is unable to predict whether or when laws or regulations may be adopted or enacted in such states or what the impact of such developments would be on the future operations and revenues of its insurance businesses in such states.

   Prior to 1995, minimum premium rates for California workers' compensation insurance were determined by the California Commissioner based in part upon recommendations of the Workers' Compensation Insurance Rating Bureau of California. In July 1993, California enacted legislation (the "Reform Legislation") effecting an immediate overall 7% reduction in workers' compensation insurance premium rates and replaced the workers' compensation insurance minimum rate law, effective January 1, 1995, with a procedure permitting insurers to use any rate within 30 days after its filing with the California Commissioner unless the rate is disapproved by the California Commissioner. Between December 1, 1993 and January 1, 1995, when the "open rating" policy went into effect, the California Commissioner ordered additional rate decreases totaling more than 25%.

   Most states have created insurance guarantee associations to provide for the payment of claims of insurance companies that become insolvent. Annual assessments for AFG's insurance companies have not been material. In addition, many states have created "assigned risk" plans or similar arrangements to provide state mandated minimum levels of automobile liability coverage to drivers whose driving records or other relevant characteristics make it difficult for them to obtain insurance otherwise. Automobile insurers in those states are required to provide such coverage to a proportionate number of those drivers applying as assigned risks. Premium rates for assigned risk business are established by the regulators of the particular state plan and are frequently inadequate in relation to the risks insured, resulting in underwriting losses. Assigned risks accounted for approximately one percent of AFG's net written premiums in 1997.

   The NAIC is an organization which is comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over 15 regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 1997, the District of Columbia and 48 states were accredited including states which regulate AFG's largest insurance subsidiaries.

   The NAIC model law for Risk Based Capital applies to both life and property and casualty companies. The risk-based capital formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer's total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called "mandatory control level". At December 31, 1997, the capital ratios of all AFG insurance companies substantially exceeded the risk-based capital requirements.

                              ITEM 2

                            Properties

   Subsidiaries of AFG own several buildings in downtown Cincinnati. AFG and its affiliates occupy about three-fifths of the aggregate 650,000 square feet of commercial and office space.

   AFG's insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including GAI's and AAG's home offices in Cincinnati. Two AAG subsidiaries own office buildings in Rapid City, South Dakota and Mobile, Alabama. The office building in Rapid City contains about 52,000 square feet, approximately three-fourths of which is utilized for company purposes.
The building in Mobile is being marketed for sale or lease; one-fifth of its 82,000 square feet is company occupied.

   AFG subsidiaries own transferable rights to develop approximately one million square feet of floor space in the Grand Central Terminal area in New York City. The development rights were derived from ownership of the land upon which the terminal is constructed.

                              ITEM 3

                         Legal Proceedings

   AFG and its subsidiaries are involved in various litigation, most of which arose in the ordinary course of business. Except for the following, management believes that none of the litigation meets the threshold for disclosure under this Item.

   In May 1994, lawsuits were filed against American Premier by USX Corporation ("USX") and its former subsidiary, Bessemer and Lake Erie Railroad Company ("B&LE"), seeking contribution by American Premier, as the successor to the railroad business conducted by Penn Central Transportation Company ("PCTC") prior to 1976, for all or a portion of the approximately $600 million that USX paid in satisfaction of a judgment against B&LE for its participation in an unlawful antitrust conspiracy among certain railroads commencing in the 1950's and continuing through the 1970's. The lawsuits argue that USX's liability for that payment was attributable to PCTC's alleged activities in furtherance of the conspiracy. On October 13, 1994, the U.S. District Court for the Eastern district of Pennsylvania enjoined USX and B&LE from continuing their lawsuits against American Premier, ruling that their claims are barred by the 1978 Consummation Order issued by that Court in PCTC's bankruptcy reorganization proceedings. USX and B&LE appealed the District Court's ruling to the U.S. Court of Appeals for the Third Circuit. On December 13, 1995, the Court of Appeals reversed the U.S. District Court decision. In its opinion, the Court of Appeals only addressed American Premier's procedural argument that the claims of USX could not proceed because they are barred by the Consummation Order. The Third Circuit expressly recognized in its opinion that it was not deciding any of American Premier's defenses on the merits.

   In January 1996, American Premier filed a petition for rehearing en banc, which requests all of the judges of the Third Circuit to review the three-judge panel's decision. That petition was denied in February 1996. In May 1996, the U.S. Supreme Court declined to hear American Premier's petition with respect to the bankruptcy bar issue, thereby permitting USX's lawsuits to proceed. American Premier and its outside counsel believe that American Premier has substantial defenses to these lawsuits, besides the bankruptcy bar issue, and should not suffer a material loss as a result of this litigation.

   American Premier is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on American Premier for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and at certain other sites where hazardous waste allegedly generated by PCTC's railroad operations is present. It is difficult to estimate American Premier's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, American Premier believes that its previously established loss accruals for potential pre-reorganization environmental liabilities at such sites are adequate to cover the probable amount of such liabilities, based on American Premier's estimates of remediation costs and related expenses at such sites and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to American Premier and are subject to future change as additional information becomes available. American Premier intends to seek reimbursement from certain insurers for portions of whatever remediation costs it incurs.

   In terms of potential liability to American Premier, the company believes that the most significant such site is the railyard at Paoli, Pennsylvania ("Paoli Yard") which PCTC transferred to Consolidated Rail Corporation ("Conrail") in 1976. A Record of Decision issued by the U.S. Environmental Protection Agency in 1992 presented a final selected remedial action for clean-up of polychlorinated biphenyls ("PCB's") at Paoli Yard having an estimated cost of approximately $28 million. American Premier has accrued its portion of such estimated clean-up costs in its financial statements (in addition to other expenses) but has not accrued the entire amount because it believes it is probable that other parties, including Conrail, will be responsible for substantial percentages of the clean-up costs by virtue of their operation of electrified railroad cars at Paoli Yard that discharged
PCB's at higher levels than discharged by cars operated by PCTC.

   In management's opinion, the outcome of the foregoing environmental claims and contingencies will not, individually or in the aggregate, have a material adverse effect on the financial condition of American Premier. In making this assessment, management has taken into account previously established loss accruals in its financial statements and probable recoveries from third parties.

                              ITEM 4

       Submission of Matters to a Vote of Security Holders

   AFG's predecessor held a Special Meeting of Shareholders on December 2, 1997, to vote upon a Plan of Reorganization pursuant to which it would become a wholly-owned subsidiary of a newly formed holding company (the new AFG) and each share of its common stock would be converted into one share of the new holding company's common stock. The votes cast for the proposal were as follows: for - 43,086,324; against - 111,175; and abstain - 206,447.




                             PART II

                              ITEM 5

Market for Registrant's Common Equity and Related Stockholder Matters

   AFG (and its predecessor's) Common Stock has been listed and traded on the New York Stock Exchange under the symbol AFG. The information presented in the table below represents the high and low sales prices per share reported on the NYSE Composite Tape.

                                 1997                   1996
                           High        Low          High       Low

   First Quarter        $38 3/8    $34 7/8       $34 1/2   $29 3/4
   Second Quarter        42 3/4     32 3/8        32        28 1/2
   Third Quarter         49 1/4     42 3/16       33 1/4    28 5/8
   Fourth Quarter        46 11/16   34 9/16       38 7/8    31 1/4

   There were approximately 17,100 shareholders of record of AFG Common Stock at March 1, 1998. AFG's policy is to pay quarterly dividends on its Common Stock in amounts determined by its Board of Directors. In 1997 and 1996, AFG declared and paid quarterly dividends of $.25 per share. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

                              ITEM 6

                     Selected Financial Data

   The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).

                                             1997     1996     1995     1994     1993
Earnings Statement Data:
Total Revenues                             $4,021   $4,115   $3,630   $2,104   $2,721
Earnings Before Income Taxes and
  Extraordinary Items                         320      353      247       44      262
Earnings Before Extraordinary Items           199      262      190       19      225
Extraordinary Items                            (7)     (29)       1      (17)      (5)
Net Earnings                                  192      233      191        2      220

Basic Earnings (Loss) Per Common
  Share (a):
    Earnings (Loss) before Extraordinary
      Items and Premium on Redemption
      of Preferred Stock                    $3.34    $4.31    $3.87    ($.24)   $7.01
    Net Earnings (Loss) Available to
      Common Shares                           .65     3.84     3.88     (.83)    6.85

Diluted Earnings (Loss) Per Common
  Share (a):
    Earnings (Loss) before Extraordinary
      Items and Premium on Redemption
      of Preferred Stock                    $3.28    $4.26    $3.83    ($.24)   $7.01
    Net Earnings (Loss) Available to
      Common Shares                           .64     3.79     3.85     (.83)    6.85

Cash Dividends Paid Per Share of
  Common Stock                              $1.00    $1.00     $.75      (b)      (b)

Ratio of Earnings to Fixed Charges (c)       3.98     4.22     2.60     1.69     2.62

Balance Sheet Data:
Total Assets                              $15,755  $15,051  $14,954  $10,593  $10,077
Long-term Debt:
 Holding Companies                            387      340      648      849      771
 Subsidiaries                                 194      178      234      258      283
Minority Interest (d)                         513      494      314      106      109
Capital Subject to Mandatory Redemption       -        -        -          3       49
Other Capital                               1,663    1,554    1,440      396      537

(a) Earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128 - "Earnings Per Share." Net earnings available to common shares for 1997 is calculated after deducting a premium over stated value on redemption of a subsidiary's preferred stock of $153.3 million. The number of shares used for periods prior to April 1995, is the 28.3 million shares issued in exchange for AFC shares in the Mergers discussed in Note A.

(b) Prior to the Mergers, AFC's common stock was privately held by members of the Lindner family. In 1995, American Premier declared and paid cash dividends per share of $.25 prior to the Mergers; it also declared cash dividends of $.91 in 1994 and $.85 in 1993. AFG declared two quarterly $.25 per share dividends subsequent to the Mergers in 1995.

(c) Fixed charges are computed on a "total enterprise" basis. For purposes of calculating the ratios, "earnings" have been computed by adding to pretax earnings the fixed charges and the minority interest in earnings of subsidiaries having fixed charges and deducting (adding) the undistributed equity in earnings (losses) of investees. Fixed charges include interest (excluding interest on annuity benefits), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor.

(d) Includes AFC preferred stock following the Mergers and trust preferred securities of subsidiaries issued in 1996 and 1997.

                              ITEM 7

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

GENERAL

   Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of AFG's financial condition and results of operations. This discussion should be read in conjunction with the financial statements beginning on page F-1.

   As discussed in Note A to the financial statements, financial statements for periods prior to the 1995 Mergers are those of AFC. The operations of American Premier are included in AFG's financial statements from the date of acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Ratios From the date of the 1995 Mergers to the end of 1997, approximately $1.4 billion of AFC and American Premier debt and preferred stock was retired or replaced with lower cost financing; aggregate debt and preferred securities were reduced by approximately two-thirds. AFG's debt to total capital ratio at the parent holding company level improved from nearly 60% at the date of the 1995 Mergers to approximately 17% at December 31, 1997. These reductions and replacements reduce AFG's interest expense and preferred dividend requirements by over $110 million annually.

   AFG's ratio of earnings to fixed charges on a total enterprise basis was 3.98, 4.22 and 2.60 for the years ended December 31, 1997, 1996 and 1995, respectively.

   The National Association of Insurance Commissioners' model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1997, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements (the lowest capital ratio of any AFG subsidiary was 3.5 times its authorized control level RBC; weighted average of all AFG subsidiaries was 5.2 times).

Sources of Funds  AFG and its subsidiaries, AFC Holding, AFC and
American Premier, are organized as holding companies with almost all of their operations being conducted by subsidiaries. These parent corporations, however, have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, and shareholder dividends. Funds to meet these obligations come primarily from dividend and tax payments from their subsidiaries.

   Management believes these parent holding companies have sufficient resources to meet their liquidity requirements through operations in the short-term and long-term future. If funds generated from operations, including dividends from subsidiaries, are insufficient to meet fixed charges in any period, these companies would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

   Prior to the 1995 Mergers, American Premier had substantial cash and short-term investments at the parent company level. Subsequent to the Mergers, AFC and two of its subsidiaries entered into separate credit agreements with American Premier. Funds borrowed from American Premier under these agreements were used for debt retirements, capital contributions to subsidiaries, and other corporate purposes. In December 1997, the parent holding companies entered into a reciprocal Master Credit Agreement under which these companies make funds available to each other for general corporate purposes.

   In December 1996, American Premier paid a dividend to AFG in the form of a $675 million note receivable from AFC under its credit agreement plus $18.7 million of related accrued interest. AFG then contributed $450 million of the note (without accrued interest) to the capital of AFC. At the close of business on December 31, 1996, AFG contributed to AFC 81% of the common stock of American Premier.

   In 1996, three nationally recognized rating agencies issued or upgraded ratings on AFC, American Premier and AAG public debentures. All of the AFC and AAG senior debentures are now rated investment grade; the APU and AAG subordinated debentures are rated investment grade by two of the agencies. Generally, the upgrades reflect the expectation that AFG's consolidated debt to total capital will remain conservative and that coverage ratios will benefit from higher subsidiary earnings and a lower level of fixed charges at AFG's subsidiaries.

   A new five-year, $300 million bank credit line was established by AFC in February 1998 replacing two subsidiary holding company lines.
The new credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At December 31, 1997, there was $45 million borrowed under the two holding company lines.

   In the past, funds have been borrowed under bank facilities and used for working capital, capital infusions into subsidiaries, and to retire other issues of short-term or high-rate debt and preferred stock. Also, AFG believes it may be prudent and advisable to utilize portions of the bank debt in the normal course over the next year or two.

   In 1996 and 1997, wholly-owned trust subsidiaries of AFC Holding and AAG sold preferred securities for cash proceeds totaling $100 million and $225 million, respectively. Proceeds were used to retire outstanding debt and preferred stock of subsidiaries and for general corporate purposes, including a capital contribution to a subsidiary.

   In February 1997, AFG filed a shelf registration statement for the future issuance of up to an aggregate of $500 million in common stock, debt or trust securities, with no more than $200 million of any one security being issued. The filing provides AFG with greater flexibility to access the capital markets from time to time as market and other conditions permit. In
December 1997, AFG issued $100 million of 7-1/8% Senior Debentures due 2007 under this shelf registration statement. AFG used the proceeds to retire outstanding preferred stock of AFC and minority shares of a subsidiary.

   Dividend payments from subsidiaries have been very important to the liquidity and cash flow of the individual holding companies in the past. However, the reliance on such dividend payments has been lessened by the combination of (i) strong capital at AFG's insurance subsidiaries (and the related decreased likelihood of a need for investment in those companies),
(ii) the reductions of debt at the holding companies (and the related decrease in ongoing cash needs for interest and principal payments),
(iii) AFG's ability to obtain financing in capital markets, as well as
(iv) the sales of non-core investments.

   For statutory accounting purposes, equity securities are generally carried at market value. At December 31, 1997, AFG's insurance companies owned publicly traded equity securities with a market value of $1.5 billion, including equity securities of AFG affiliates (including subsidiaries) of $1.1 billion. Since significant amounts of these are concentrated in a relatively small number of companies, decreases in the market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in the market prices could have a favorable impact on the group's dividend-paying capability.

   Beginning with the 1997 federal tax return, American Premier will join AFC's consolidated return. Under tax allocation agreements with AFC, its 80%-owned U.S. subsidiaries generally compute tax provisions as if filing separate returns based on book taxable income computed in accordance with generally accepted accounting principles. The resulting provision (or credit) is currently payable to (or receivable from) AFC.

Uncertainties Two lawsuits were filed in 1994 against American Premier by USX Corporation ("USX") and a former USX subsidiary. The lawsuits seek contribution from American Premier for all or a portion of a $600 million final antitrust judgment entered against a USX subsidiary in 1994. The lawsuits argue that USX's liability for that judgment is attributable to the alleged activities of American Premier's predecessor in an unlawful antitrust conspiracy among certain railroad companies. American Premier and its outside counsel believe that American Premier has substantial defenses and should not suffer a material loss as a result of this litigation.

   Great American's liability for unpaid losses and loss adjustment expenses includes amounts for various liability coverages related to environmental, hazardous product and other mass tort claims. At December 31, 1997, Great American had recorded $348 million (net of reinsurance recoverables of $173 million) for such claims on policies written many years ago where, in most cases, coverage was never intended. Due to inconsistent court decisions on many coverage issues and the difficulty in determining standards acceptable for cleaning up pollution sites, significant uncertainties exist which are not likely to be resolved in the near future.

   AFG's subsidiaries are parties in a number of proceedings relating to former operations. See Note N to the financial statements.

   Most businesses utilizing computing technology are facing a problem with the year 2000. The Year 2000 problem is caused by the widespread use of computer programs that lack the ability to properly interpret two-digit codes representing the year 2000 and beyond. This program flaw can cause computation errors, faulty information processing and reporting and, in some instances, complete shutdown of critical applications.

   During the early 1990's Great American designed and developed software to automate the Year 2000 conversion process. In 1995 Great American formed Millennium Dynamics, Inc. ("MDI") to publicly market its software and consultative services worldwide. In connection with the sale of MDI in the fourth quarter of 1997, AFG retained licenses to utilize MDI's software internally.

   Each segment of AFG's operations is comprised of multiple business units most of which utilize stand-alone computer programs. These businesses are in the process of either (i) modifying their programs utilizing the MDI software along with other internal and external resources or (ii) replacing programs with new software that is Year 2000 compliant. AFG's goal is to have program modifications and new software installations substantially completed by the end of 1998. A significant portion of AFG's Year 2000 project will be completed using internal staff. Incremental Year 2000 costs are not expected to have a material effect on AFG's financial statements.

   Projected Year 2000 costs and completion dates are based on management's best estimate. However, there can be no assurance that these estimates will be achieved. Factors such as the availability of trained personnel could affect the successful completion of the project. Should software modifications and new software installation not be completed on a timely basis, the resulting disruptions could have a material adverse impact on operations.

   AFG's operations could also be affected by the inability of third parties such as agents and vendors to successfully become Year 2000 compliant. In addition, AFG's property and casualty insurance operations are reviewing policy forms and amendatory endorsements and examining coverage issues for Year 2000 exposures. Management believes that these issues will not have a material impact on AFG's financial statements.

   While the results of all such uncertainties cannot be predicted, based upon its knowledge of the facts, circumstances and applicable laws, management believes that sufficient reserves have been provided.

Investments   Approximately 70% of AFG's consolidated assets
are invested in marketable securities. A diverse portfolio of primarily publicly traded bonds and notes accounts for nearly 95% of these securities. AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance. AFG's goal is to maximize return on an ongoing basis rather than focusing on short-term performance.

   Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At
December 31, 1997, the average life of AFG's bonds and redeemable preferred stocks was just over 6 years.

   Approximately 93% of the bonds and redeemable preferred stocks held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 1997. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

   Investments in mortgage-backed securities ("MBSs") represented approximately one-fourth of AFG's bonds and redeemable preferred stocks at December 31, 1997. AFG invests primarily in MBSs which have a reduced risk of prepayment. In addition, the majority of MBSs held by AFG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will mitigate the effect of prepayments on earnings over the anticipated life of the MBS portfolio. More than 90% of AFG's MBSs are rated "AAA" with substantially all being of investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, AFG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   Because most income of the property and casualty insurance subsidiaries has been sheltered from income taxes through 1997, non-taxable municipal bonds represent only a small portion (less than 1%) of the portfolio.

   AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and industries in which they operate.

   Prior to the 1995 Mergers, the realization of capital gains, primarily through sales of equity securities, was an integral part of AFG's investment program. Individual securities are sold creating gains or losses as market opportunities exist. Pretax capital gains recognized upon disposition of securities, including investees, during the past five years have been:
1997 - $57 million; 1996 - $166 million; 1995 - $84 million; 1994
- $50 million and 1993 - $165 million. At December 31, 1997, the net unrealized gain on AFG's bonds and redeemable preferred stocks was $389 million; the net unrealized gain on equity securities was $293 million.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 1997

General As previously noted, financial statements for periods prior to the April 1995 Mergers are those of AFC. The operations of American Premier are included in AFG's financial statements from the date of acquisition. AFC had accounted for American Premier as an investee from the second quarter of 1993 through the first quarter of 1995. Accordingly, income statement components for 1997 and 1996 are not comparable to prior years.

   Pretax earnings before extraordinary items were $320 million in 1997, $353 million in 1996 and $247 million in 1995.

    Results for 1997 include $91 million in pretax gains, primarily on the sales of affiliates and other securities, and reflect declines of $41 million in underwriting results in AFG's property and casualty insurance business and $24 million in interest expense.

    Results for 1996 include $203 million in pretax gains primarily on the sales of Citicasters and Buckeye, reduced by a charge of $80 million resulting from a decision to strengthen insurance reserves relating to asbestos and other environmental matters ("A&E").

    In addition to the earnings contribution resulting from the Mergers, results for 1995 include $84 million in pretax gains on the sale of securities.

Property and Casualty Insurance - Underwriting AFG manages and operates its property and casualty business as three major sectors. The nonstandard automobile insurance companies (the "NSA Group") insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. The specialty lines are a diversified group of over twenty-five business lines that offer a wide variety of specialty insurance products. Some of the more significant areas are California workers' compensation, executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, non-profit liability, general aviation coverages, fidelity and surety bonds, and umbrella and excess. The commercial and personal lines provide coverages in workers' compensation, commercial multi-peril, umbrella and commercial automobile, standard private passenger automobile and homeowners insurance.

   To understand the overall profitability of particular lines, the timing of claims payments and the related impact of investment income must be considered. Certain "short-tail" lines of business (primarily property coverages) have quick loss payouts which reduce the time funds are held, thereby limiting investment income earned thereon. On the other hand, "long-tail" lines of business (primarily liability coverages and workers' compensation) have payouts that are either structured over many years or take many years to settle, thereby significantly increasing investment income earned on related premiums received.

   Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting losses, loss adjustment expenses, underwriting expenses and policyholder dividends to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

   For certain lines of business and products where the credibility of the range of loss projections is less certain (primarily the various specialty lines listed above), management believes that it is prudent and appropriate to use conservative assumptions until such time as the data, experience and projections have more credibility, as evidenced by data volume, consistency and maturity of the data. While this practice mitigates the risk of adverse development on this business, it does not eliminate it.

   While AFG desires and seeks to earn an underwriting profit on all of its business, it is not always possible to do so. As a result, AFG attempts to expand in the most profitable areas and control growth or even reduce its involvement in the least profitable ones.

   In 1997, underwriting results of AFG's insurance operations outperformed the industry average for the twelfth consecutive year. AFG's insurance operations have been able to exceed the industry's results by focusing on growth opportunities in the more profitable areas of the specialty lines and nonstandard auto businesses.

   Comparisons made in the following discussion of AFG's insurance operations include American Premier's insurance operations even though they were not consolidated in the financial statements prior to the 1995 Mergers.

   Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                               1997     1996     1995
  Net Written Premiums (GAAP)
  NSA Group                                  $1,248   $1,135   $1,277
  Specialty Operations                        1,103      993    1,097
  Commercial and Personal Operations            507      660      717
  Other Lines                                   -        -          1
                                             $2,858   $2,788   $3,092

  Combined Ratios (GAAP)
  NSA Group                                    97.2%    99.9%   105.2%
  Specialty Operations                         99.0     84.1     94.8
  Commercial and Personal Operations          106.0    110.6     99.1
  Aggregate (including A&E and other lines)   101.4    102.9    101.2

   Operating results for 1996 were adversely impacted by two unusual items: (i) higher than normal catastrophe losses including approximately $30 million in losses due to Hurricane Fran and (ii) increases in A&E reserves (exposures for which AFG may be liable under general liability policies written years ago). A standard insurance measure used in analyzing the adequacy of A&E reserves is the "survival ratio" (reserves divided by three-year average annual paid losses). Due in part to the greater uncertainties inherent in estimating A&E claims, management evaluates its survival ratio in relation to those published for the industry. Based primarily on industry survival ratios published in mid-1996, AFG increased A&E reserves of its discontinued insurance lines by $120 million by recording a third quarter, non-cash pretax charge of $80 million and reallocating $40 million, or approximately 2%, of reserves from its Specialty Operations. Reserves for unpaid losses and loss adjustment expenses of the Specialty Lines were approximately $2.0 billion, $2.1 billion and $2.2 billion at December 31, 1997, 1996 and 1995, respectively. A&E reserves at December 31, 1997, were approximately $348 million, an amount equal to approximately 10 times the preceding three years' average claim payments.

   NSA Group The NSA Group's 10% increase in net written premiums during 1997 is due primarily to volume increases in California resulting from enactment of legislation which requires drivers to provide proof of insurance in order to obtain a valid permit. During 1995 and early 1996, the NSA Group implemented premium rate increases in various states. In 1996, the higher rate levels along with competitive pressures in the nonstandard automobile insurance industry resulted in an 11% decline in net written premiums. These rate increases contributed to the improvement in the combined ratio in 1997 and 1996.

   Specialty Operations Net written premiums for the specialty operations increased 11% in 1997 due primarily to premiums recorded by a newly acquired aviation division and the return of premiums in 1996 related to the withdrawal from a voluntary pool. The specialty operations had profitable underwriting results for 1997 despite a significant decline in the results of AFG's California workers' compensation business relating to (i) deteriorating underwriting margins on business written in 1996 and 1997 and (ii) reserve reductions in 1996 primarily for business written prior to 1995 in response to fundamental change in the California workers' compensation market and actuarial evaluations. The specialty lines combined ratio was unusually low in 1996 due primarily to the reallocation of $40 million in reserves to A&E reserves (a combined ratio impact of 4.1 percentage points) and the 1996 reductions in California workers' compensation reserves mentioned above.

   Net written premiums for the specialty operations declined 9% during 1996 due primarily to a decrease in the California workers' compensation business and withdrawal from an unprofitable pool at the end of 1995, partially offset by increases in other specialty niche lines. The decline in California workers' compensation premiums reflects (i) extremely competitive pricing in the marketplace as a result of the repeal of the California workers' compensation minimum rate law effective January 1, 1995 and (ii) the impact of mandatory premium rate reductions which took effect a year earlier.

   Excluding the impact of the decreases in the California workers' compensation business and the withdrawal from the voluntary pool, specialty net written premiums increased
$16 million (2%) in 1996. The increase is due in part to increases in specialized coverages for fidelity and surety bonds, executive liability, animal mortality and collateral protection exposures.

   Commercial and Personal Operations Net written premiums for the commercial and personal operations decreased 23% in 1997 due primarily to a reinsurance agreement, effective January 1, 1997, under which 80% of all AFG's homeowners' business was reinsured, and reduced writings of personal automobile coverages in certain states. Excluding the impact of the reinsurance agreement, premiums decreased 10%. Even though underwriting results for 1997 were impacted by several current year commercial casualty losses as well as adverse development in certain prior year claims, improvements in personal lines contributed to a lower combined ratio.

   Net written premiums for the commercial and personal operations decreased 8% in 1996. The decrease is due primarily to significant reductions in homeowners coverages in certain states as well as competitive pricing conditions in the commercial casualty market, partially offset by increases in writings of workers' compensation coverages. The profitability of the commercial and personal operations declined in 1996 due primarily to deterioration in personal lines operations as well as weather-related losses, including losses from Hurricane Fran.

Life, Accident and Health Premiums and Benefits Life, accident and health premiums and benefits increased in 1997 due primarily to an increase in pre-need life insurance sales through the largest owner of funeral homes in the world. The increase in life, accident and health premiums and expenses in 1996 reflects AAG's acquisition of American Memorial and Loyal.

Investment Income Changes in investment income reflect fluctuations in market rates and changes in average invested assets.

   1997 compared to 1996  Investment income increased
$22.5 million (3%) from 1996 due primarily to an increase in the average amount of investments held partially offset by lower interest rates available in the marketplace.

   1996 compared to 1995  Investment income increased
$96 million (13%) from 1995; adjusting for the effects of the 1995 Mergers retroactively to January 1, 1995, investment income increased $55 million (7%) from 1995 due primarily to an increase in the average amount of investments held.

Investee Corporations Equity in net earnings of investee corporations (companies in which AFG owns a significant portion of the voting stock) represents AFG's proportionate share of the investees' earnings and losses.

   1997 compared to 1996 AFG recorded equity in net losses of investee corporations of $5.6 million in 1997 and $17 million in 1996. Chiquita's loss attributable to common shareholders was $17 million for 1997; results were adversely affected by a stronger dollar in relation to major European currencies (mitigated in part by the company's foreign currency hedging program) and by increased banana production costs resulting primarily from widespread flooding in 1996. These factors more than offset the benefit of higher local currency banana pricing in Europe during the second half of the year. For 1996, the loss attributable to common shareholders was $63 million and included pretax writedowns and costs of $70 million resulting from (i) industry-wide flooding in Costa Rica, Guatemala and Honduras, (ii) certain strategic undertakings designed to achieve further long-term reductions in the delivered product cost of Chiquita bananas and (iii) certain claims relating to prior European Union quota restructuring actions.

   1996 compared to 1995 AFG's equity in net earnings of investee corporations decreased $32 million in 1996 compared to 1995. Chiquita reported a decrease in earnings attributable to common shareholders of $63 million in 1996 due primarily to the pretax writedowns and costs of $70 million mentioned above. Earnings attributable to common shareholders for 1995 were $946,000 and included a pretax gain of $19 million primarily resulting from divestitures of operations and other actions taken as part of the company's ongoing program to improve shareholder value. These divestitures and other actions included sales of older ships, the sale of Chiquita's Costa Rican edible oils operations, the shut-down of a portion of Chiquita's juice operations and the reconfiguration of banana production assets.

Gains on Sales of Investees The gain on sale of investee in 1997 represents a pretax gain to AFG as a result of Chiquita's public issuance of 4.6 million shares of its common stock. The gain on sale of investee in 1996 represents a pretax gain, before $6.5 million of minority interest, on the sale of Citicasters common stock.

Gains on Sales of Subsidiaries The gains on sales of subsidiaries in 1997 include (i) a pretax gain of $49.9 million on the sale of MDI and (ii) a charge of $17 million relating to operations expected to be sold or otherwise disposed of in 1998. The gains on sales of subsidiaries in 1996 include a pretax gain of $33.9 million on the sale of Buckeye Management Company and the settlement of litigation related to a subsidiary sold in 1993.

Other Income Other income decreased $14.9 million (11%) in 1997 compared to 1996 due primarily to the absence of revenues from a non-insurance subsidiary which was sold in the first quarter of 1997.

Annuity Benefits For GAAP financial reporting purposes, annuity receipts are accounted for as interest-bearing deposits ("annuity benefits accumulated") rather than as revenues.
Under these contracts, policyholders' funds are credited with interest on a tax-deferred basis until withdrawn by the policyholder. Annuity benefits represent primarily interest related to annuity policyholders' funds held. The rate at which AAG credits interest on most of its annuity policyholders' funds is subject to change based on management's judgment of market conditions.

   Fixed annuity receipts totaled approximately $490 million in 1997, $570 million in 1996 and $460 million in 1995. Annuity receipts increased each year from 1993 through 1996 due primarily to sales of newly introduced single premium products and, in 1995, the development of new distribution channels. Annuity receipts in 1997 reflect the decrease of business written by a single agency from $99 million in 1996 to $23 million in 1997. AAG is no longer writing business through this agency.

   Annuity benefits increased $7 million (3%) in 1997 and $17.2 million (7%) in 1996 due primarily to an increase in average annuity benefits accumulated partially offset by decreases in crediting rates on AAG's fixed rate annuities.

Interest on Borrowed Money Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFG has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

   1997 compared to 1996 Interest expense decreased $23.7 million (31%) from 1996. The decrease reflects significant debt reductions in 1996.

   1996 compared to 1995 Interest expense for 1996 was $76.1 million and interest expense for 1995, adjusted to reflect the effect of the 1995 Mergers retroactively to January 1, 1995, was $116.3 million. The $40 million (35%) decrease reflects significant debt retirements during both 1995 and 1996.

Minority Interest Expense Minority interest expense for 1996 includes $6.5 million related to the sale of Citicasters shares held by AFEI. Dividends paid by subsidiaries on their preferred securities have varied as the securities were issued and retired over the past three years. Prior to the Mergers in 1995, AFC (AFG's predecessor) preferred dividends of $6.3 million were not recorded as minority interest.

Other Operating and General Expenses Operating and general expenses in 1997 include third quarter charges of $5.5 million relating to an arbitration settlement and $4.0 million relating to relocating a subsidiary's operations to Cincinnati. These charges were more than offset by a reduction caused by the absence of expenses from a non-insurance subsidiary which was sold in the first quarter of 1997.

Income Taxes See Note K to the Financial Statements for an analysis of items affecting AFG's effective tax rate.

New Accounting Standards to be Implemented During 1997, the Financial Accounting Standards Board issued the following Statement of Financial Accounting Standards ("SFAS"); the implementation of these standards will not have a significant effect on AFG's financial position or results of operations.

  SFAS #      Subject of Standard      Period to be Implemented
   130        Comprehensive Income      1st quarter of 1998
   131        Segment Information       4th quarter of 1998

   SFAS No. 130 establishes standards for the reporting of a company's change in equity during the period from non-owner sources. For AFG, comprehensive income will principally consist of net income and the change in net unrealized gains on marketable securities. SFAS No. 131 establishes standards for the way companies report information about operating segments, products and services, geographic areas and major customers. Implementation of these standards will not have a significant effect on AFG's financial position, net income or reported segments.

                              ITEM 8

            Financial Statements and Supplementary Data


                                                         Page

Report of Independent Auditors                            F-1

Consolidated Balance Sheet:
   December 31, 1997 and 1996                             F-2

Consolidated Statement of Earnings:
   Years ended December 31, 1997, 1996 and 1995           F-3

Consolidated Statement of Cash Flows:
   Years ended December 31, 1997, 1996 and 1995           F-4

Notes to Consolidated Financial Statements                F-5


"Selected Quarterly Financial Data" has been included in Note O to the Consolidated Financial Statements.






                             PART III

   The information required by the following Items will be included in AFG's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year and is incorporated herein by reference.


   ITEM 10      Directors and Executive Officers of the Registrant


   ITEM 11      Executive Compensation


   ITEM 12      Security Ownership of Certain Beneficial Owners and Management


   ITEM 13      Certain Relationships and Related Transactions

                  REPORT OF INDEPENDENT AUDITORS


Board of Directors
American Financial Group, Inc.

We have audited the accompanying consolidated balance sheet of American Financial Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended
December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                   ERNST & YOUNG LLP


Cincinnati, Ohio
March 6, 1998

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Thousands)


                                                             December 31,
                                                            1997         1996
Assets:
Cash and short-term investments                      $   257,117  $   448,296
Investments:
 Bonds and redeemable preferred stocks:
   Held to maturity - at amortized cost
    (market - $3,202,300 and $3,528,100)               3,120,106    3,491,126
   Available for sale - at market
    (amortized cost - $7,225,736 and $6,362,597)       7,532,836    6,494,597
 Other stocks - principally at market
   (cost - $153,322 and $142,364)                        446,222      327,664
 Investment in investee corporations                     200,714      199,651
 Loans receivable                                        513,694      568,765
 Real estate and other investments                       219,216      208,765
     Total investments                                12,032,788   11,290,568

Recoverables from reinsurers and prepaid
 reinsurance premiums                                    998,743      942,450
Agents' balances and premiums receivable                 691,005      609,403
Deferred acquisition costs                               521,898      452,041
Other receivables                                        243,330      272,595
Deferred tax asset                                        41,413      137,284
Assets held in separate accounts                         300,491      247,579
Prepaid expenses, deferred charges and other assets      369,156      372,321
Cost in excess of net assets acquired                    299,408      278,581

                                                     $15,755,349  $15,051,118

Liabilities and Capital:
Unpaid losses and loss adjustment expenses           $ 4,225,336  $ 4,123,701
Unearned premiums                                      1,328,910    1,247,806
Annuity benefits accumulated                           5,528,111    5,365,612
Life, accident and health reserves                       709,899      575,380
Long-term debt:
 Holding companies                                       386,661      339,504
 Subsidiaries                                            194,084      178,415
Liabilities related to separate accounts                 300,491      247,579
Accounts payable, accrued expenses and other
 liabilities                                             906,151      924,244
     Total liabilities                                13,579,643   13,002,241

Minority interest                                        512,997      494,440

Shareholders' Equity:
 Common Stock, no par value
   - 200,000,000 shares authorized
   - 61,048,904 and 61,071,626 shares outstanding         61,049       61,072
 Capital surplus                                         775,689      745,649
 Retained earnings                                       477,071      559,716
 Net unrealized gain on marketable securities,
   net of deferred income taxes                          348,900      188,000
     Total shareholders' equity                        1,662,709    1,554,437

                                                     $15,755,349  $15,051,118


See notes to consolidated financial statements.

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                (In Thousands, Except Per Share Data)

                                                        Year ended December 31,
                                                       1997         1996         1995
Income:
  Property and casualty insurance premiums       $2,824,381   $2,844,512   $2,648,703
  Life, accident and health premiums                121,506      103,552       15,691
  Investment income                                 868,946      846,428      750,640
  Equity in net earnings (losses) of investees       (5,564)     (16,955)      15,237
  Realized gains (losses) on sales of securities     46,006       (3,470)      84,028
  Gains on sales of investees                        11,428      169,138          335
  Gains on sales of subsidiaries                     33,602       36,837         -
  Other income                                      120,418      135,355      114,975
                                                  4,020,723    4,115,397    3,629,609

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses           2,075,616    2,131,421    1,977,395
    Commissions and other underwriting expenses     790,324      793,800      707,340
  Annuity benefits                                  278,829      271,821      254,650
  Life, accident and health benefits                110,082       92,315       13,202
  Interest charges on borrowed money                 52,331       76,052      122,568
  Minority interest expense                          54,456       47,821       33,264
  Other operating and general expenses              339,475      348,923      274,271
                                                  3,701,113    3,762,153    3,382,690
Earnings before income taxes and
  extraordinary items                               319,610      353,244      246,919
Provision for income taxes                          120,127       91,277       56,489

Earnings before extraordinary items                 199,483      261,967      190,430

Extraordinary items - gain (loss) on
  prepayment of debt                                 (7,233)     (28,667)         817

Net Earnings                                     $  192,250   $  233,300   $  191,247

Preferred dividend requirement of predecessor          -            -          (6,349)
Premium over stated value paid on redemption
  of preferred stock                               (153,333)        -            -

Net earnings available to Common Shares          $   38,917   $  233,300   $  184,898

Basic earnings (loss) per Common Share:
  Before extraordinary items                          $3.34        $4.31        $3.87
  Gain (loss) on prepayment of debt                    (.12)        (.47)         .01
  Premium on redemption of preferred stock            (2.57)         -            -
  Net earnings available to Common Shares             $ .65        $3.84        $3.88

Diluted earnings (loss) per Common Share:
  Before extraordinary items                          $3.28        $4.26        $3.83
  Gain (loss) on prepayment of debt                    (.12)        (.47)         .02
  Premium on redemption of preferred stock            (2.52)         -            -
  Net earnings available to Common Shares             $ .64        $3.79        $3.85

Average number of Common Shares:
  Basic                                              59,660       60,801       47,606
  Diluted                                            60,748       61,494       48,050

See notes to consolidated financial statements.

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Thousands)

                                                          Year ended December 31,
                                                         1997         1996         1995
Operating Activities:
  Net earnings                                     $  192,250   $  233,300   $  191,247
  Adjustments:
    Extraordinary items                                 7,233       28,667         (817)
    Depreciation and amortization                      76,434       79,425       47,760
    Annuity benefits                                  278,829      271,821      254,650
    Equity in net (earnings) losses of investee
      corporations                                      5,564       16,955      (15,237)
    Changes in reserves on assets                       7,610        5,656        2,302
    Realized gains on investing activities           (103,157)    (198,676)     (84,995)
    Decrease (increase) in reinsurance and other
      receivables                                    (171,690)      96,387       23,192
    Decrease (increase) in other assets               (48,871)      23,541      (11,503)
    Increase in insurance claims and reserves         206,900        9,171      137,180
    Decrease in other liabilities                     (28,003)    (212,720)    (247,938)
    Increase in minority interest                      22,654       18,206        7,877
    Dividends from investees                            4,799        4,799        9,568
    Other, net                                        (24,549)      (3,552)        (673)
                                                      426,003      372,980      312,613
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                     (2,555,060)  (2,128,553)  (2,378,427)
    Equity securities                                 (37,107)     (10,528)      (1,034)
    Investees and subsidiaries                       (118,713)        -         (68,591)
    Real estate, property and equipment               (64,917)     (38,035)     (42,579)
  Maturities and redemptions of fixed maturity
    investments                                       897,786      617,272      309,581
  Sales of:
    Fixed maturity investments                      1,407,598      881,114    2,310,837
    Equity securities                                 104,960       53,195       17,379
    Investees and subsidiaries                         32,500      284,277         -
    Real estate, property and equipment                23,289        7,981       27,759
  Cash and short-term investments of acquired
    (former) subsidiaries                               2,714       (4,589)     392,100
  Decrease (increase) in other investments            (12,892)         315      (11,466)
                                                     (319,842)    (337,551)     555,559

Financing Activities:
  Fixed annuity receipts                              493,708      573,741      457,525
  Annuity surrenders, benefits and withdrawals       (607,174)    (517,881)    (412,854)
  Additional long-term borrowings                     284,150      288,775      337,076
  Reductions of long-term debt                       (230,688)    (582,288)  (1,061,187)
  Issuances of Common Stock                            13,845       26,296      211,557
  Repurchases of Common Stock                         (97,320)      (8,563)         (17)
  Issuances of trust preferred securities             149,353      168,876         -
  Issuances of subsidiary preferred stock                -          16,800         -
  Repurchases of subsidiary preferred stock          (243,939)     (36,912)        -
  Cash dividends paid                                 (59,275)     (60,385)     (27,199)
                                                     (297,340)    (131,541)    (495,099)
Net Increase (Decrease) in Cash and Short-term
  Investments                                        (191,179)     (96,112)     373,073
Cash and short-term investments at beginning of
  period                                              448,296      544,408      171,335

Cash and short-term investments at end of period   $  257,117   $  448,296   $  544,408

See notes to consolidated financial statements.

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            INDEX TO NOTES

   A. Mergers and Reorganization               I. Minority Interest
   B. Accounting Policies                      J. Capital Stock
   C. Acquisitions and Sales of Subsidiaries   K. Income Taxes
        and Investees                          L. Extraordinary Items
   D. Segments of Operations                   M. Earnings Per Share
   E. Investments                              N. Commitments and Contingencies
   F. Investment in Investee Corporations      O. Quarterly Operating Results
   G. Cost in Excess of Net Assets Acquired    P. Insurance
   H. Long-Term Debt                           Q. Additional Information


A. Mergers and Reorganization

   American Financial Group, Inc. ("AFG") was formed through the combination of American Financial Corporation ("AFC") and American Premier Underwriters, Inc. ("American Premier" or "APU") in merger transactions completed in April 1995 (the "1995 Mergers"). For financial reporting purposes, because the former shareholders of AFC owned more than 50% of AFG following the Mergers, the Mergers were accounted for as a reverse acquisition whereby AFC was deemed to have acquired American Premier. Financial statements for periods prior to the Mergers are those of AFC. The operations of American Premier are included in AFG's financial statements from the date of the Mergers.

   The valuation of American Premier's net assets was determined based on the fair market value of the AFG shares issued to shareholders other than AFC and was allocated to American
   Premier's assets and liabilities based on their fair values at the date of acquisition.

   On December 2, 1997, AFG completed several transactions in furtherance of a plan to reduce corporate expenses and simplify the public company structure of certain subsidiaries (the "AFG
   Reorganization").

   To facilitate the AFG Reorganization, AFG became a wholly-owned subsidiary of a newly formed holding company ("AFG Holdings") and shareholders of AFG received AFG Holdings common stock on a one-for-one basis. Upon consummation of the AFG Reorganization, AFG Holdings changed its name to American Financial Group, Inc. and AFG changed its name to AFC Holding Company. As a result, shareholders of AFG immediately prior to the AFG Reorganization became shareholders of a new parent company having the same name. No material change in AFG's financial condition or in the rights of AFG security holders occurred as a result of the AFG Reorganization.

B. Accounting Policies

   Basis of Presentation The consolidated financial statements include the accounts of AFG and its subsidiaries. Mergers and changes in ownership levels of subsidiaries and investees have resulted in certain differences in the financial statements and have affected comparability between years. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

            AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Changes in circumstances could cause actual results to differ materially from those estimates.

   AFG's voting ownership of subsidiaries and significant investees with publicly traded common shares at December 31, was as follows:
                                                     1997   1996  1995
      American Annuity Group, Inc. ("AAG")            81%    81%   81%
      American Financial Enterprises, Inc. ("AFEI")   (a)    83%   83%
      Chiquita Brands International, Inc.             39%    43%   44%
      Citicasters Inc.                                 -     (b)   38%

      (a) Became a 100%-owned subsidiary in December 1997.
      (b) Sold in September 1996.

   Investments Debt securities are classified as "held to maturity" and reported at amortized cost if AFG has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity if the securities are not classified as held to maturity or bought and held principally for selling in the near term. Only in certain limited circumstances, such as significant issuer credit deterioration or if required by insurance or other regulators, may a company change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future.

   Premiums and discounts on mortgage-backed securities are amortized over their expected average lives using the interest method.
   Gains or losses on sales of securities are recognized at the time of disposition with the amount of gain or loss determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the carrying value of that investment is reduced.

   Short-term investments are carried at cost; loans receivable are stated primarily at the aggregate unpaid balance.

   Investment in Investee Corporations Investments in securities of 20%- to 50%-owned companies are generally carried at cost, adjusted for AFG's proportionate share of their undistributed earnings or losses.

   Cost in Excess of Net Assets Acquired The excess of cost of subsidiaries and investees over AFG's equity in the underlying net assets ("goodwill") is being amortized over 40 years.

   Insurance As discussed under "Reinsurance" below, unpaid losses and loss adjustment expenses and unearned premiums have not been reduced for reinsurance recoverable.

     Reinsurance In the normal course of business, AFG's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering reinsurance ceded, AFG's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsurance policies. AFG's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. AFG's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding reinsurers.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

     Deferred Acquisition Costs Policy acquisition costs (principally commissions, premium taxes and other underwriting expenses) related to the production of new business are deferred ("DPAC"). For the property and casualty companies, the deferral of acquisition costs is limited based upon their recoverability without any consideration for anticipated investment income. DPAC is charged against income ratably over the terms of the related policies. For the annuity companies, DPAC is amortized, with interest, in relation to the present value of expected gross profits on the policies.

     Unpaid Losses and Loss Adjustment Expenses The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on the direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Earnings in the period in which determined.

     Annuity Benefits Accumulated Annuity receipts and benefit payments are recorded as increases or decreases in "annuity benefits accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

     Life, Accident and Health Reserves Liabilities for future policy benefits under traditional ordinary life, accident and health policies are computed using a net level premium method. Computations are based on anticipated investment yield (primarily 7%), mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

     Assets Held In and Liabilities Related to Separate Accounts Investment annuity deposits and related liabilities represent primarily deposits maintained by several banks under a previously offered tax-deferred annuity program. AAG receives an annual fee from each bank for sponsoring the program; if depositors elect to purchase an annuity from AAG, funds are transferred to AAG.

     Premium Recognition Property and casualty premiums are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations. For traditional life, accident and health products, premiums are recognized as revenue when legally collectible from policyholders. For interest-sensitive life and universal life products, premiums are recorded in a policyholder account which is reflected as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses.

     Policyholder Dividends Dividends payable to policyholders are included in "Accounts payable, accrued expenses and other liabilities" and represent estimates of amounts payable on participating policies which share in favorable underwriting results. The estimate is accrued during the period in which the related premium is earned. Changes in estimates are included in income in the period determined. Policyholder dividends do not become legal liabilities unless and until declared by the boards of directors of the insurance companies.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Income Taxes AFC and American Premier have each filed consolidated federal income tax returns which include all 80%- owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. AFG (parent) was included in American Premier's consolidated return for 1996. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of American Premier to AFC. Accordingly, AFC and American Premier will file a consolidated return for 1997. Because holders of AFC Preferred Stock hold in excess of 20% of AFC's voting rights, AFG (parent) and AFC Holding own less than 80% of AFC, and therefore, will file separate returns.

   Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

   Stock-Based Compensation As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", AFG accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

   Benefit Plans AFG provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans. Contributions to benefit plans are charged against earnings in the year for which they are declared. Prior to 1997, both AFC and American Premier had contributory employee savings plans and noncontributory Employee Stock Ownership Retirement Plans ("ESORP"). Effective January 1, 1997, these ESORP plans were combined into a new retirement and savings plan. Under the retirement portion of the plan, company contributions (approximately 6% of covered compensation in 1997) are invested primarily in securities of AFG and affiliates. Under the savings portion of the plan, AFG matches a specific portion of employee contributions.

   AFG and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFG also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

   Under AFG's stock option plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants.

   Minority Interest For balance sheet purposes, minority interest represents the interests of non-controlling shareholders in AFG subsidiaries, including AFC preferred stock and preferred securities issued by trust subsidiaries of AFG. For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFG subsidiaries as well as AFC preferred dividends following the 1995 Mergers and accrued distributions on the trust preferred securities.

   Earnings Per Share In 1997, AFG implemented SFAS No. 128, "Earnings Per Share". This standard requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are adjusted to include the dilutive effect of potentially dilutive securities. Per share amounts for prior periods have been restated to conform to the current presentation.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Statement of Cash Flows For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed. Annuity receipts, benefits and withdrawals are also reflected as financing activities. All other activities are considered "operating". Short-term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

   Issuances of Stock by Subsidiaries and Investees Changes in AFG's equity in a subsidiary or an investee caused by issuances of the subsidiary's or investee's stock are accounted for as gains or losses where such issuance is not a part of a broader reorganization.

   Fair Value of Financial Instruments Methods and assumptions used in estimating fair values are described in Note Q to the financial statements. These fair values represent point-in-time estimates of value that might not be particularly relevant in predicting AFG's future earnings or cash flows.

C. Acquisitions and Sales of Subsidiaries and Investees

   Millennium Dynamics, Inc. In December 1997, AFG completed the sale of the assets of its software solutions and consulting services subsidiary, Millennium Dynamics, Inc. ("MDI"), to a subsidiary of Peritus Software Services, Inc. for $30 million in cash and 2,175,000 shares of Peritus common stock. AFG recognized a pretax gain of approximately $50 million on the sale.

   AFEI In December 1997, AFG and AFEI engaged in a merger transaction whereby the shares of AFEI not held by AFG were exchanged either for shares of AFG common stock on a 1-for-1 basis or for $37.00 per share in cash. AFG paid approximately $23 million in cash and issued approximately 2.1 million shares of its common stock in this transaction.

   Chiquita During the second half of 1997, Chiquita issued 4.6 million shares of its common stock in acquisitions of operating businesses. AFG recorded a pretax gain in the fourth quarter of 1997 of approximately
   $11 million representing the excess of AFG's equity in Chiquita following the issuances of its common stock over AFG's previously recorded carrying value.

   Citicasters  In September 1996, AFG sold its investment in
   Citicasters to Jacor Communications for approximately $220 million in cash plus warrants to purchase Jacor common stock. AFG realized a pretax gain of approximately $169 million, before minority interest of $6.5 million, on the sale.

   Buckeye In March 1996, AFG sold Buckeye Management Company to Buckeye's management (including an AFG director who resigned in March 1996) and employees for $60 million in cash, net of transaction costs. AFG recognized a $33.9 million pretax gain on the sale. In connection with the sale, the AFG director converted his AFG convertible preferred stock into 446,799 shares of AFG Common Stock and sold such shares in the open market.

D. Segments of Operations AFG operates its property and casualty insurance business in three major segments: nonstandard automobile, specialty lines, and commercial and personal lines. AFG's annuity and life business primarily sells tax-deferred annuities to employees of primary and secondary educational institutions and hospitals. These insurance businesses operate throughout the United States. In addition, AFG has owned significant portions of the voting equity securities of certain companies (investee corporations - see Note F).

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is scheduled to become effective during the fourth quarter of 1998. The implementation of SFAS No. 131 is not expected to have a material effect on the segments currently disclosed by AFG.

   The following tables (in thousands) show AFG's assets, revenues and operating profit (loss) by significant business segment. Capital expenditures, depreciation and amortization are not significant. Operating profit (loss) represents total revenues less operating expenses. Goodwill and its amortization have been allocated to the various segments to which they apply. General corporate assets and expenses have not been identified or allocated by segment.

   Assets                                      1997         1996         1995
   Property and casualty insurance (a)  $ 7,517,856  $ 7,116,088  $ 7,443,115
   Annuities and life                     7,693,463    7,009,127    6,600,377
   Other                                    343,316      726,252      603,833
                                         15,554,635   14,851,467   14,647,325
   Investment in investees                  200,714      199,651      306,545

                                        $15,755,349  $15,051,118  $14,953,870
   Revenues (b)
   Property and casualty insurance:
     Premiums earned:
      Nonstandard automobile            $ 1,205,200  $ 1,183,098  $   954,210
      Specialty lines                     1,055,935      976,150      995,528
      Commercial and personal lines         563,217      684,776      697,512
      Other lines                                29          488        1,453
                                          2,824,381    2,844,512    2,648,703
     Investment and other income            448,849      500,897      465,998
                                          3,273,230    3,345,409    3,114,701
   Annuities and life (c)                   638,348      585,079      444,082
   Other                                    114,709      201,864       55,589
                                          4,026,287    4,132,352    3,614,372
   Equity in net earnings (losses)
     of investees                            (5,564)     (16,955)      15,237

                                        $ 4,020,723  $ 4,115,397  $ 3,629,609

   Operating Profit (Loss)
   Property and casualty insurance:
     Underwriting:
      Nonstandard automobile            $    33,456  $     1,015 ($    60,316)
      Specialty lines                        10,888      154,329       50,690
      Commercial and personal lines         (33,882)     (72,513)       5,315
      Other lines (d)                       (52,021)    (163,540)     (31,721)
                                            (41,559)     (80,709)     (36,032)
    Investment and other income             318,613      392,250      370,579
                                            277,054      311,541      334,547
     Annuities and life                      93,794       77,119       79,579
   Other (e)                                (45,674)     (18,461)    (182,444)
                                            325,174      370,199      231,682
   Equity in net earnings (losses) of
     investees                               (5,564)     (16,955)      15,237

                                        $   319,610  $   353,244  $   246,919

   (a) Not allocable to segments.
   (b) Revenues include sales of products and services as well as other income earned by the respective segments.
   (c) Represents primarily investment income.
   (d) Represents primarily losses related to asbestos and other environmental matters ("A&E").
   (e) Includes holding company expenses.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

E. Investments    Bonds, redeemable preferred stocks and other stocks at
   December 31, consisted of the following (in millions):

                                                                               1997
                                              Held to Maturity                                 Available for Sale
                                   Amortized     Market      Gross Unrealized         Amortized      Market      Gross Unrealized
                                        Cost      Value      Gains     Losses              Cost       Value      Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
      and government agencies
      and authorities               $     -     $    -       $  -        $ -           $  600.8    $  618.6     $ 18.1      ($ .3)
     States, municipalities and
      political subdivisions            72.0        73.6       1.8        (.2)             86.7        89.3        2.6         -
     Foreign government                  8.3         8.9        .6         -               55.9        57.9        2.1        (.1)
     Public utilities                  459.7       466.7       8.3       (1.3)            359.3       374.7       15.7        (.3)
     Mortgage-backed securities        868.9       899.4      30.6        (.1)          1,715.7     1,779.4       65.5       (1.8)
     All other corporate             1,711.2     1,753.7      43.6       (1.1)          4,336.9     4,536.9      200.0         -
     Redeemable preferred stocks          -           -         -          -               70.4        76.0        5.9        (.3)

                                    $3,120.1    $3,202.3     $84.9      ($2.7)         $7,225.7    $7,532.8     $309.9      ($2.8)

   Other stocks                                                                        $  153.3    $  446.2     $293.7      ($ .8)

                                                                               1996
                                              Held to Maturity                                 Available for Sale
                                   Amortized     Market      Gross Unrealized         Amortized      Market      Gross Unrealized
                                        Cost      Value      Gains     Losses              Cost       Value      Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
      and government agencies
      and authorities               $     -    $     -       $  -       $  -           $  472.2    $  475.7     $  7.3     ($ 3.8)
     States, municipalities and
      political subdivisions            80.0       79.9        1.1       (1.2)             39.6        39.7         .5        (.4)
     Foreign government                  8.5        9.0         .5         -               94.5        94.3         .8       (1.0)
     Public utilities                  501.4      501.4        6.4       (6.4)            443.8       453.6       13.1       (3.3)
     Mortgage-backed securities        935.9      949.0       18.8       (5.7)          1,626.3     1,637.9       28.1      (16.5)
     All other corporate             1,965.3    1,988.8       34.8      (11.3)          3,624.4     3,733.0      122.2      (13.6)
     Redeemable preferred stocks          -          -          -          -               61.8        60.4        1.5       (2.9)

                                    $3,491.1   $3,528.1      $61.6     ($24.6)         $6,362.6    $6,494.6     $173.5     ($41.5)

   Other stocks                                                                        $  142.4    $  327.7     $191.6     ($ 6.3)

   The table below sets forth the scheduled maturities of bonds and redeemable preferred stocks based on carrying value as of December 31, 1997. Data based on market value is generally the same. Mortgage-backed securities had an average life of approximately 6.5 years at December 31, 1997.

                                                Held to   Available
              Maturity                         Maturity    for Sale
            One year or less                         6%          3%
            After one year through five years       32          18
            After five years through ten years      30          37
            After ten years                          4          18
                                                    72          76
            Mortgage-backed securities              28          24
                                                   100%        100%

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

   Included in equity securities at December 31, 1997 and 1996, are $313 million and $220 million, respectively, of securities of Provident Financial Group, Inc. which exceeded 10% of Shareholders' Equity.

   Realized gains (losses) and changes in unrealized appreciation
   (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

                                Fixed      Equity        Tax
                           Maturities  Securities    Effects        Total
     1997
     Realized                $ 11,542    $ 34,464  ($ 16,102)    $ 29,904
     Change in Unrealized     220,320     107,600   (114,772)     213,148

     1996
     Realized                 (16,545)     13,075      8,199        4,729
     Change in Unrealized    (272,583)     70,000     70,904     (131,679)

     1995
     Realized                  77,963       6,065    (13,915)      70,113
     Change in Unrealized     810,690      43,700   (288,001)     566,389

   Transactions in fixed maturity investments included in the Statement of Cash Flows consisted of the following (in millions):

                                     Maturities
                                            and              Gross   Gross
                         Purchases  Redemptions      Sales   Gains  Losses
     1997
     Held to Maturity     $    5.6       $422.3   $    8.0   $  .5  ($ 1.0)
     Available for Sale    2,549.5        475.5    1,399.6    37.7   (25.7)
          Total           $2,555.1       $897.8   $1,407.6   $38.2  ($26.7)

     1996
     Held to Maturity     $  202.8       $332.5   $    9.3   $ 2.4  ($ 1.2)
     Available for Sale    1,925.8        284.8      871.8    29.6   (47.3)
          Total           $2,128.6       $617.3   $  881.1   $32.0  ($48.5)

     1995
     Held to Maturity     $  774.8       $176.3   $   12.9   $ 1.9  ($ 2.3)
     Available for Sale    1,603.6        133.3    2,297.9    88.0    (9.6)
          Total           $2,378.4       $309.6   $2,310.8   $89.9  ($11.9)

   Securities classified as "held to maturity" having an amortized cost of $8.2 million, $9.5 million and $14.7 million were sold for a loss of $170,000, $159,000 and $1.8 million in 1997, 1996 and 1995, respectively, due to significant deterioration in the issuers' creditworthiness.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

F. Investment in Investee Corporations All of the companies named in the following table have been subject to the rules and regulations of the SEC. The market value of AFG's investment in Chiquita was $391 million and $306 million at December 31, 1997 and 1996, respectively. AFG's investment (and common stock ownership percentage) and equity in net earnings and losses of investees are stated below (dollars in thousands):

                           Investment (Ownership %)      Equity in Net Earnings (Losses)
                        12/31/97         12/31/96            1997       1996     1995
   Chiquita (a)         $200,714 (39%)   $199,651 (43%)   ($5,564)  ($18,415)  $ 3,628
   Citicasters (b)          -                -               -         1,460     4,702
   American Premier(c)      -                -               -          -        6,907

                        $200,714         $199,651         ($5,564)  ($16,955)  $15,237

   (a) Equity in net earnings (losses) excludes AFG's share of amounts included in extraordinary items.
   (b) Sold in September 1996.
   (c) Became a 100%-owned subsidiary on April 3, 1995.

   Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. Summarized financial information for Chiquita at December 31, is shown below
   (in millions).

                                                        1997    1996     1995

     Current Assets                                   $  783  $  844
     Non-current Assets                                1,618   1,623
     Current Liabilities                                 483     464
     Non-current Liabilities                           1,138   1,279
     Shareholders' Equity                                780     724

     Net Sales of Continuing Operations               $2,434  $2,435   $2,566
     Operating Income                                    100      84      176
     Income (Loss) from Continuing Operations             -      (28)      28
     Discontinued Operations                              -       -       (11)
     Extraordinary Loss from Debt Refinancings            -      (23)      (8)
     Net Income (Loss)                                    -      (51)       9
     Net Income (Loss) Attributable to Common Shares     (17)    (63)       1

G. Cost in Excess of Net Assets Acquired At December 31, 1997 and 1996, accumulated amortization of the excess of cost over net assets of purchased subsidiaries amounted to approximately $133 million and $121 million, respectively. Amortization expense was $11.6 million in 1997, $10.8 million in 1996 and $9.2 million in 1995.

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

H. Long-Term Debt Long-term debt consisted of the following at December 31, (in thousands):

                                                                   1997        1996
   Holding Companies:
     AFG 7-1/8% Senior Debentures due December 2007            $100,000    $   -
     AFC 9-3/4% Debentures due April 2004, less discount
       of $737 and $1,146 (imputed rate - 9.8%)                  79,792     164,368
     APU 9-3/4% Subordinated Notes due August 1999,
      including premium of $1,224 and $1,912
      (imputed rate - 8.8%)                                      92,127      93,604
     APU 10-5/8% Subordinated Notes due April 2000,
      including premium of $1,559 and $2,629
      (imputed rate - 8.8%)                                      43,889      54,595
     APU 10-7/8% Subordinated Notes due May 2011,
      including premium of $1,584 and $1,642
      (imputed rate - 9.6%)                                      17,586      18,496
     GAHC notes payable under bank line                          45,000       -
     Other                                                        8,267       8,441

                                                               $386,661    $339,504

   Subsidiaries:
     AAG notes payable under bank lines                        $107,000    $ 44,700
     AAG 11-1/8% Senior Subordinated Notes due February 2003     24,080      24,080
     AAG 9-1/2% Senior Notes                                       -         40,845
     Notes payable secured by real estate                        49,525      52,543
     Other                                                       13,479      16,247

                                                               $194,084    $178,415

   At December 31, 1997, sinking fund and other scheduled principal payments on debt for the subsequent five years, adjusted to reflect financing transactions through February 1998, were as follows (in thousands):

                  Holding
                 Companies   Subsidiaries           Total
      1998         $  -           $ 1,983        $  1,983
      1999          90,903          2,087          92,990
      2000          42,330          8,803          51,133
      2001            -            38,509          38,509
      2002          50,399         61,440         111,839

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

   At December 31, 1997, the weighted average interest rate on amounts borrowed under Great American Holding Corporation's ("GAHC") bank credit line was 6.81%. In February 1998, AFC entered into a new unsecured credit agreement with a group of banks and the GAHC and APU agreements were terminated. Under the terms of the new agreement, AFC can borrow up to $300 million through December 2002. Borrowings bear interest at floating rates based on prime or LIBOR.

   At December 31, 1997 and 1996, the weighted average interest rate on amounts borrowed under AAG's bank credit lines was 6.80% and 6.68%, respectively. In January 1998, AAG replaced its existing bank lines with a new $200 million unsecured credit agreement. Loans under the credit agreement mature from 2000 to 2003 and bear interest at floating rates based on prime or LIBOR. In

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   February 1998, AAG borrowed $50 million under the line and retired its 11-1/8% Notes (including $24.3 million principal amount held by AAG entities).

   Significant retirements of long-term debt since January 1, 1996, have been as follows (in millions):

                              Year         Principal      Cost

     AFC Debentures           1996            $138.2    $147.9
                              1997              85.0      96.7
     American Premier Notes   1996             160.1     177.2
                              1997              11.3      12.5
     AAG Notes                1996              78.0      84.2
                              1997              40.8      42.5
                              1998 (2 mos)      24.1      24.8

   Cash interest payments of $50 million, $75 million and $137 million were made on long-term debt in 1997, 1996 and 1995, respectively.

I. Minority Interest Minority interest in AFG's balance sheet is comprised of the following (in thousands):

                                                      1997      1996
      Interest of non-controlling shareholders
        in subsidiaries' common stock             $115,843  $156,680
      Preferred securities issued by
        subsidiary trusts                          325,000   175,000
      AFC preferred stock                           72,154   162,760

                                                  $512,997  $494,440

   Preferred Securities Wholly-owned subsidiary trusts of AFC Holding and AAG have issued $325 million of preferred securities and, in turn, purchased $325 million of newly-authorized AFC Holding and AAG subordinated debt issues which provide interest and principal payments to fund the respective trusts' obligations. The preferred securities are mandatorily redeemable upon maturity or redemption of the subordinated debt.

   The preferred securities are summarized as follows:

    Date of                                                    Optional
    Issuance         Issue (Maturity Date)          Amount     Redemption Dates
    October 1996     9-1/8% TOPrS (2026)      $100,000,000     On or after 10/22/2001
    November 1996    9-1/4% TOPrS (2026)        75,000,000     On or after 11/7/2001
    March 1997       8-7/8% Pfd   (2027)        75,000,000     On or after 3/1/2007
    May 1997         7-1/4% ROPES (2041)        75,000,000     Prior to 9/28/2000 and
                                                                 after 9/28/2001

   AFG, AFC Holding and AAG effectively provide unconditional guarantees of their respective trusts' obligations.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   AFC Preferred Stock  At December 31, 1997, AFC's Preferred
   Stock was voting, cumulative, and consisted of the following:

      Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at $25.75 per share beginning December 2005 declining to $25.00 at December 2007; 2,886,161 shares (stated value $72.2 million) outstanding at December 31, 1997.

   At December 31, 1996, AFC's outstanding 11,900,725 shares of Series F Preferred Stock had a stated value of $145.4 million; its 1,964,158 shares of Series G Preferred Stock had a stated value of $17.4 million.

   In December 1997, AFC retired all shares of its Series F and G Preferred Stock in exchange for approximately $244 million in cash and 2,886,161 million shares of the Series J Preferred Stock. AFG recognized a charge to retained earnings of $153.3 million representing the excess of total consideration paid over the stated value of the preferred stock retired.

   In December 1996, AFC redeemed 1.6 million shares of its Series F Preferred Stock for $31.9 million and, in October, AFC purchased 250,000 shares of Series F from its ESORP for $5.0 million. In December 1996, AFC issued
   1.6 million shares of its Series G Preferred Stock to its ESORP for $16.8 million. During 1995, AFC retired its mandatory redeemable preferred stock for an aggregate of $2.9 million.

   Minority Interest Expense Minority interest expense is comprised of (in thousands):
                                                  1997     1996     1995
      Interest of non-controlling shareholders
        in earnings of subsidiaries            $16,142  $19,851  $14,238
      Accrued distributions by subsidiaries
        on preferred securities:
          Trust issued securities               24,599    2,780     -
          AFC preferred stock                   13,715   25,190   19,026

                                               $54,456  $47,821  $33,264

J. Capital Stock In connection with the 1995 Mergers discussed in Note A, AFG issued 51.3 million shares (net of 18.7 million shares held by AFC and its subsidiaries, which are shown herein as retired) of Common Stock on April 3, 1995. At December 31, 1997, there were 61,048,904 shares of AFG Common Stock outstanding, including 1,369,239 shares held by American Premier for distribution to certain creditors and other claimants pursuant to a plan of reorganization relating to American Premier's predecessor.

   AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value. At December 31, 1995, AFG had 212,698 shares of convertible preferred stock outstanding with a stated value of $469,000 (included in Capital Surplus, net of related notes receivable). These shares were converted into 446,799 shares of AFG Common Stock in March 1996.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   A progression of AFG's Shareholders' Equity is as follows
   (dollars in thousands):

                                                          Common Stock
                                             Common        and Capital       Retained   Unrealized
                                             Shares(*)         Surplus       Earnings   Gain (Loss)
   Balance at December 31, 1994             18,971,217        $    904       $223,095     $  3,500

   Dividends on AFC Preferred Stock               -               -              (191)        -
   Exercise of AFC stock options               762,500           8,721           -            -
   Restatement of AFC equity in
     terms of AFG Common Stock               8,590,159            -              -            -
   Shares issued in Mergers to
     holders of APU Common Stock            24,376,667         588,492           -            -
   Net earnings                                   -               -           191,247         -
   Change in unrealized                           -               -              -         248,000
   Dividends on Common Stock                      -               -           (27,008)        -
   Shares issued:
     Exercise of stock options                 883,974          18,875           -            -
     Dividend reinvestment plan                200,381           5,859           -            -
     Employee stock purchase plan               32,972             918           -            -
     Public offering                         4,600,000         127,180           -            -
     Sale to AFC ESORP                       1,703,000          50,004           -            -
     Employee gift shares                       19,050             494           -            -
   Shares repurchased                             (617)            (17)          -            -
   Change in foreign currency translation         -                 64           -            -
   Balance at December 31, 1995             60,139,303         801,494        387,143      251,500

   Net earnings                                   -               -           233,300         -
   Change in unrealized                           -               -              -         (63,500)
   Dividends on Common Stock                      -               -           (60,727)        -
   Shares issued:
     Exercise of stock options                 664,639          14,837           -            -
     Dividend reinvestment plan                 10,491             342           -            -
     Employee stock purchase plan               81,041           2,551           -            -
     Portion of bonuses paid in stock            4,300             131           -            -
     Directors fees paid in stock                1,299              46           -            -
     Conversion of Preferred Stock             446,799           8,908           -            -
   Shares repurchased                         (276,246)         (8,563)          -            -
   Retirement of AFC Preferred Stock              -            (14,388)          -            -
   Change in foreign currency translation         -              1,363           -            -
   Balance at December 31, 1996             61,071,626         806,721        559,716      188,000

   Net earnings                                   -               -           192,250         -
   Change in unrealized                           -               -              -         160,900
   Dividends on Common Stock                      -               -           (59,589)        -
   Shares issued:
     Exercise of stock options                 413,312          11,292           -            -
     Dividend reinvestment plan                  8,207             314           -            -
     Employee stock purchase plan               65,692           2,553           -            -
     Portion of bonuses paid in stock           40,500           1,521           -            -
     Directors fees paid in stock                1,662              68           -            -
     AFEI merger                             2,122,548          51,926           -            -
   Shares repurchased                       (2,674,643)        (35,347)       (61,973)        -
   Retirement of AFC Preferred Stock             -                -          (153,333)        -
   Capital transactions of subsidiaries          -              (1,960)          -            -
   Change in foreign currency translation        -                (350)          -            -
   Balance at December 31, 1997             61,048,904        $836,738       $477,071     $348,900

   (*) Prior to the 1995 Mergers, Carl H. Lindner and certain members of the Lindner family owned all of the outstanding common stock of AFC.

   Stock Options At December 31, 1997, there were 5.0 million shares of AFG Common Stock reserved for issuance under AFG's Stock Option Plan. Under the Stock Option Plan, the exercise price of each option equals the market price of AFG Common Stock at the date of grant. Options become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are generally fully exercisable upon grant. All options expire ten years after the date of grant. No compensation cost has been recognized for stock option grants. Had compensation cost been determined for stock option awards based on the fair values at grant dates consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, AFG's net income and earnings per share would not have been materially different from amounts reported. For Statement No. 123 purposes, calculations were determined using the Black-Scholes option pricing

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
   model and the following assumptions: dividend yield of 2%; expected volatility of 21% for 1997 and 20% for 1996 and 1995; risk-free interest rate of 5.8% for 1997 and 6.2% for 1996 and 1995; and expected life of
   6.7 years for 1997 and 7.5 years for 1996 and 1995. Data for AFG's Stock Option Plan is presented below:
                                            1997                  1996
                                                 Average               Average
                                                Exercise              Exercise
                                        Shares     Price      Shares     Price
   Outstanding at beginning of year  3,331,947    $26.53   3,939,986    $25.72

    Granted                            770,500    $37.54      75,000    $32.47
    Exercised                         (413,312)   $27.32    (664,639)   $22.33
    Forfeited                           (1,500)   $37.88     (18,400)   $30.06

   Outstanding at end of year        3,687,635    $28.73   3,331,947    $26.53

   Options exercisable at year-end   1,774,280    $26.03   1,379,182    $24.60


   The following table summarizes information about stock options outstanding at December 31, 1997:
                             Options Outstanding           Options Exercisable
                                  Average     Average                  Average
     Range of                    Exercise   Remaining                 Exercise
     Exercise Prices      Shares    Price        Life          Shares    Price
     $17.24 - $20.00     141,723   $18.52       3.0 years     141,723   $18.52
     $20.00 - $25.00   1,335,548   $23.82       5.8           854,639   $23.73
     $25.00 - $30.00     314,864   $27.32       6.0           213,118   $27.45
     $30.00 - $35.00   1,152,500   $30.30       8.1           511,800   $30.14
     $35.00 - $44.75     743,000   $37.67       9.3            53,000   $37.87

                       3,687,635   $28.73       7.1         1,774,280   $26.03

K. Income Taxes The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in thousands):
                                                  1997       1996       1995
    Earnings before income taxes
      and extraordinary items                 $319,610   $353,244   $246,919
    Extraordinary items before income taxes    (11,287)   (35,670)       536

    Adjusted earnings before income taxes     $308,323   $317,574   $247,455

    Income taxes at statutory rate            $107,912   $111,151   $ 86,609
    Effect of:
      Minority interest                         10,058     15,112     11,673
      Losses utilized                           (3,164)   (43,302)   (40,292)
      Amortization of intangibles                3,362      3,065      3,015
      Foreign income taxes                       2,954      3,474        359
      State income taxes                        (2,739)     4,140         81
      Dividends received deduction              (2,002)    (7,450)    (7,823)
      Tax exempt interest                         (384)      (597)      (897)
      Other                                         76     (1,319)     3,483
    Total provision                            116,073     84,274     56,208

    Amounts applicable to extraordinary items    4,054      7,003        281
    Provision for income taxes as shown
      on the Statement of Earnings            $120,127   $ 91,277   $ 56,489

   Adjusted earnings before income taxes consisted of the following (in thousands):

                                                  1997       1996       1995
      Subject to tax in:
      United States                           $317,615   $331,842   $250,423
      Foreign jurisdictions                     (9,292)   (14,268)    (2,968)

                                              $308,323   $317,574   $247,455

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   The total income tax provision consists of (in thousands):

                                         1997      1996      1995
       Current taxes (credits):
         Federal                     $ 35,495   $22,450   $38,512
         Foreign                         -      (1,735)   (1,213)
         State                        (2,544)     6,369       124
       Deferred taxes:
         Federal                       83,581    56,869    18,233
         Foreign                        (459)       321       552

                                     $116,073   $84,274   $56,208

   For income tax purposes, certain members of the AFC consolidated tax group had the following carryforwards available at December 31, 1997 (in millions):

                                     Expiring       Amount
                      {            1998 - 2002         $35
       Operating Loss {            2003 - 2007          95
                      {            2008 - 2012          60
       Capital Loss                       1999          91
       Other - Tax Credits                              23

   Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31, were as follows (in millions):

                                               1997        1996
       Deferred tax assets:
         Net operating loss carryforwards    $ 66.6      $ 83.7
         Capital loss carryforwards            32.0        68.2
         Insurance claims and reserves        287.5       289.8
         Other, net                           148.8       142.2
                                              534.9       583.9
         Valuation allowance for deferred
           tax assets                         (97.9)     (131.9)
                                              437.0       452.0
       Deferred tax liabilities:
         Deferred acquisition costs          (127.4)     (124.9)
         Investment securities               (268.2)     (189.8)
                                             (395.6)     (314.7)

       Net deferred tax asset                $ 41.4      $137.3

   The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the need for a valuation allowance include: (i) recent tax returns, which show neither a history of large amounts of taxable income nor cumulative losses in recent years, (ii) opportunities to generate taxable income from sales of appreciated assets, and (iii) the likelihood of generating larger amounts of taxable income in the future. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in which the developments on which they are based become known. The aggregate valuation allowance decreased by $34 million in 1997 due primarily to the expiration of American Premier's loss carryforwards.

   Cash payments for income taxes, net of refunds, were $51.6 million, $40.2 million and $14.8 million for 1997, 1996 and 1995, respectively.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

L. Extraordinary Items Extraordinary items represent AFG's proportionate share of gains and losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):
                                         1997       1996       1995
       Holding Companies:
         AFC (parent)                 ($5,395)  ($ 9,672)   ($1,713)
         APU (parent)                    (588)    (3,254)     6,137
         GAHC                            -          -          (611)
       Subsidiaries:
         AAG                           (1,250)    (7,159)      (201)
         Other                           -            57       -
       Investee:
         Chiquita                        -        (8,639)    (2,795)

                                      ($7,233)  ($28,667)    $  817

M. Earnings Per Share Weighted average shares outstanding were adjusted for the following dilutive effects of stock options in calculating diluted per share amounts: 1997 - 1.1 million shares; 1996 - .7 million shares; and 1995 - .4 million shares.

N. Commitments and Contingencies Loss accruals have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier's predecessor, Penn Central Transportation Company ("PCTC"), prior to its bankruptcy reorganization in 1978. Any ultimate liability arising therefrom in excess of previously established loss accruals would normally be attributable to pre-reorganization events and circumstances and accounted for as a reduction in capital surplus. However, under purchase accounting in connection with the 1995 Mergers, any such excess liability will be charged to earnings in AFG's financial statements.

   American Premier's liability for environmental claims
   ($39.5 million at December 31, 1997) consists of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and certain other sites where hazardous waste was allegedly generated by PCTC's railroad operation. It is difficult to estimate remediation costs for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. American Premier's liability is based on information currently available and is subject to change as additional information becomes available.

   American Premier's liability for occupational injury and disease claims of $58.1 million (included in other liabilities) at December 31, 1997, includes pending and expected claims by former employees of PCTC for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the railroad workplace. Anticipated recoveries of $35.2 million on these liabilities are included in other assets. Recorded amounts are based on the accumulation of estimates of reported and unreported claims and related expenses and estimates of probable recoveries from insurance carriers.

   AFG has accrued approximately $14.2 million at December 31, 1997, for environmental costs and certain other matters associated with the sales of former operations.

   In management's opinion, the outcome of the items discussed under "Uncertainties" in Management's Discussion and Analysis and the above claims and contingencies will not, individually or in the aggregate, have a material adverse effect on AFG's financial condition or results of operations.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

O. Quarterly Operating Results (Unaudited) The operations of certain of AFG's business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Historically, Chiquita's operations are significantly stronger in the first and second quarters than in the third and fourth quarters. Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the nature of investees' operations and discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. The following are quarterly results of consolidated operations for the two years ended December 31, 1997 (in millions, except per share amounts).

                                               1st          2nd          3rd         4th           Total
                                           Quarter      Quarter      Quarter     Quarter            Year
                 1997
     Revenues                               $945.8       $987.6     $1,034.8    $1,052.5        $4,020.7
     Earnings before extraordinary items      63.2         61.2         33.7        41.4           199.5
     Extraordinary items                       (.1)         -           (7.0)        (.1)           (7.2)
     Net earnings                             63.1         61.2         26.7        41.3           192.3

     Basic earnings per common share:
      Before extraordinary items             $1.03        $1.03         $.57       $ .69           $3.34
      Loss on prepayment of debt               -            -           (.12)        -              (.12)
      Premium on redemption of
        preferred stock                        -            -            -         (2.58)          (2.57)
      Net earnings (loss) available to
        Common Shares                         1.03         1.03          .45       (1.89)            .65


     Diluted earnings per common share:
      Before extraordinary items             $1.02        $1.02         $.56       $ .68           $3.28
      Loss on prepayment of debt               -            -           (.12)        -              (.12)
      Premium on redemption of
        preferred stock                        -            -            -         (2.54)          (2.52)
      Net earnings (loss) available to
        Common Shares                         1.02         1.02          .44       (1.86)            .64

     Average number of Common Shares:
       Basic                                  61.1         59.2         58.9        59.4            59.7
       Diluted                                62.0         60.2         60.3        60.4            60.7

               1996
     Revenues                             $1,030.9     $1,032.8     $1,163.5      $888.2        $4,115.4
     Earnings before extraordinary items      81.2         58.3        121.6          .9           262.0
     Extraordinary items                      (7.6)        (9.9)        (8.4)       (2.8)          (28.7)
     Net earnings (loss)                      73.6         48.4        113.2        (1.9)          233.3

     Basic earnings per common share:
      Before extraordinary items             $1.35         $.96        $2.00        $.02           $4.31
      Loss on prepayment of debt              (.13)        (.16)        (.14)       (.05)           (.47)
      Net earnings (loss) available to
        Common Shares                         1.22          .80         1.86        (.03)           3.84


     Diluted earnings per common share:
      Before extraordinary items             $1.33         $.95        $1.98        $.02           $4.26
      Loss on prepayment of debt              (.13)        (.16)        (.14)       (.05)           (.47)
      Net earnings (loss) available to
        Common Shares                         1.20          .79         1.84        (.03)           3.79

     Average number of Common Shares:
       Basic                                  60.3         60.9         61.0        61.0            60.8
       Diluted                                61.2         61.4         61.4        61.9            61.5

   Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   In the fourth quarter of 1997, AFG increased California workers' compensation reserves by approximately $25 million due to increased claims severity related to business written in 1996 and 1997. The fourth quarter of 1997 also includes income of $13.8 million (included in "other income") from the sale of development rights in New York City partially offset by a $9.0 million charge related to insurance recoverables of American Premier's prior railroad business. In the third quarter of 1996, AFG increased A&E reserves by recording a non-cash pretax charge of $80 million and recorded losses due to Hurricane Fran of approximately $30 million.

   During the past two years, AFG has continued a strategy of disposing of non-core investments.  Sales of significant
   affiliates have included the following: MDI (December 1997); Citicasters (September 1996); and Buckeye (March 1996). See
   Note C for a more detailed description of these and other transactions. Sales of subsidiaries in 1997 also includes a fourth quarter pretax charge of $17 million relating to operations expected to be sold or otherwise disposed of in 1998. Realized gains (losses) on sales of securities and affiliates amounted to
   (in millions):
                              1st      2nd      3rd      4th      Total
                          Quarter  Quarter  Quarter  Quarter       Year
       1997                 $ 2.5     $4.2   $ 29.7    $54.6     $ 91.0
       1996                  52.6      5.7    172.5    (28.3)     202.5

P. Insurance Securities owned by insurance subsidiaries having a carrying value of approximately $1.4 billion at December 31, 1997, were on deposit as required by regulatory authorities.

   Insurance Reserves The liability for losses and loss adjustment expenses for certain long-term scheduled payments under workers' compensation, auto liability and other liability insurance has been discounted at rates ranging from 4% to 8%. As a result, the total liability for losses and loss adjustment expenses at December 31, 1997, has been reduced by $60 million.

   The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of
   reinsurance (and grossed up), over the past three years on a GAAP basis (in millions):
                                                1997      1996      1995
    Balance at beginning of period            $3,404    $3,393    $2,187

    Reserves of American Premier
      at date of the Mergers                     -         -       1,090

    Provision for losses and loss
      adjustment expenses occurring in
      the current year                         2,045     2,179     2,116
    Net increase (decrease) in provision for
      claims occurring in prior years             31       (48)     (139)
                                               2,076     2,131     1,977

    Payments for losses and loss adjustment
      expenses occurring during:
        Current year                            (840)     (999)     (987)
        Prior years                           (1,151)   (1,121)     (874)
                                              (1,991)   (2,120)   (1,861)

    Balance at end of period                  $3,489    $3,404    $3,393

    Add back reinsurance recoverables            736       720       704

    Unpaid losses and loss adjustment
      expenses included in Balance Sheet,
      gross of reinsurance                    $4,225    $4,124    $4,097

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Net Investment Income The following table shows (in millions) investment income earned and investment expenses incurred by AFG's insurance companies.

                                                1997      1996      1995
   Insurance group investment income:
     Fixed maturities                         $830.6    $817.8    $727.3
     Equity securities                           6.4       8.2       5.3
     Other                                      10.6      13.5       7.9
                                               847.6     839.5     740.5
   Insurance group investment expenses (*)     (37.3)    (38.5)    (33.8)
                                              $810.3    $801.0    $706.7

    (*) Included primarily in "Other operating and general expenses" in the Statement of Earnings.

   Statutory Information AFG's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

                                                              Policyholders'
                                             Net Earnings        Surplus
                                         1997  1996  1995      1997    1996

   Property and casualty companies       $159  $276  $200    $1,916  $1,659
   Life insurance companies                74    67    76       324     287

   Reinsurance In the normal course of business, AFG's insurance subsidiaries assume and cede reinsurance with other insurance companies. The following table shows (in millions) (i) amounts deducted from property and casualty premiums in connection with reinsurance ceded, (ii) amounts included in income for reinsurance assumed and (iii) reinsurance recoveries deducted from losses and loss adjustment expenses.

                                             1997    1996    1995
       Reinsurance ceded to:
         Non-affiliates                      $614    $518    $476
         Affiliates                           -       -        33
       Reinsurance assumed - including
         involuntary pools and associations    89      58      93
       Reinsurance recoveries                 296     306     304

Q. Additional Information Total rental expense for various leases of office space, data processing equipment and railroad rolling stock was $36 million, $34 million and $35 million for 1997, 1996 and 1995, respectively. Sublease rental income related to these leases totaled $5.4 million in 1997, $6.1 million in 1996 and $6.2 million in 1995.

   Future minimum rentals, related principally to office space and railroad rolling stock, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1997, were as follows: 1998 -
   $37 million; 1999 - $31 million; 2000 - $22 million; 2001 -
   $18 million; 2002 - $13 million; and $30 million thereafter.
   At December 31, 1997, minimum sublease rentals to be received through the expiration of the leases aggregated $14 million.

   Other operating and general expenses included charges for possible losses on agents' balances, reinsurance recoverables and other receivables in the following amounts: 1997 - $7.6 million; 1996 - $0; and 1995 - $0. The aggregate allowance for such losses amounted to approximately $131 million and $123 million at December 31, 1997 and 1996, respectively.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Summary Financial Information of AFC Holding AFG has guaranteed the obligations of AFC Holding relating to the preferred securities issued by a wholly-owned subsidiary trust. Summarized consolidated financial information for AFC Holding is as follows (in millions):

                                           1997      1996*    1995*
     Cash and Investments               $12,290   $11,739
     Other Assets                         3,482     3,312
     Insurance Claims and Reserves       11,792    11,312
     Debt                                   481       518
     Minority Interest                      590       494
     Shareholders' Equity                 1,607     1,554

     Revenues                           $ 4,021   $ 4,115   $3,630
     Income before Extraordinary Items      199       262      190
     Extraordinary Item - (Loss)
       Gain on Prepayment of Debt            (7)      (29)       1
     Net Income                             192       233      191

     (*) AFC Holding is the predecessor of AFG; data for these periods represents that of AFG.

   Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG's financial instruments at December 31.

                                         1997                 1996
                                  Carrying     Fair    Carrying     Fair
                                     Value    Value       Value    Value
     Assets:
     Bonds and redeemable
       preferred stocks            $10,653  $10,735      $9,986  $10,023
     Other stocks                      446      446         328      328
     Investment in investee
       corporations                    201      391         200      306

     Liabilities:
     Annuity benefits
       accumulated                 $ 5,528  $ 5,319      $5,366  $ 5,180
     Long-term debt:
       Holding companies               387      401         340      362
       Subsidiaries                    194      195         178      183

     Minority Interest:
     Trust preferred securities    $   325  $   339      $  175  $   179
     AFC preferred stock                72       74         163      264

     Shareholders' Equity          $ 1,663  $ 2,461      $1,554  $ 2,305

   When available, fair values are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on present values, discounted cash flows, fair value of comparable securities, or similar methods. The fair value of the liability for annuities in the payout phase is assumed to be the present value of the anticipated cash flows, discounted at current interest rates. Fair value of annuities in the accumulation phase is assumed to be the policyholders' cash surrender amount.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Financial Instruments with Off-Balance-Sheet Risk On occasion, AFG and its subsidiaries have entered into financial instrument transactions which may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 1997, AFG and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling $29 million.

   Restrictions on Transfer of Funds and Assets of Subsidiaries Payments of dividends, loans and advances by AFG's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 1998 from its insurance subsidiaries without seeking regulatory clearance is approximately $221 million. Total "restrictions" on intercompany transfers from AFG's subsidiaries cannot be quantified due to the discretionary nature of the restrictions.

   Benefit Plans  AFG expensed approximately $21 million in 1997,
   $17 million in 1996 and $16 million in 1995 for contributions to its retirement and employee savings plans.

   Transactions With Affiliates In 1995, a subsidiary of AFC sold a house to its Chairman for its appraised value of $1.8 million.

                             PART IV

                             ITEM 14

       Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  Documents filed as part of this Report:
      1.  Financial Statements are included in Part II, Item 8.

      2.  Financial Statement Schedules:
           A. Selected Quarterly Financial Data is included in Note O to the Consolidated Financial Statements.

           B. Schedules filed herewith for 1997, 1996 and 1995:
                                                                       Page
              I - Condensed Financial Information of Registrant         S-2

              V - Supplemental Information Concerning
                    Property-Casualty Insurance Operations              S-4

             All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

      3.  Exhibits - see Exhibit Index on page E-1.

(b)  Reports on Form 8-K:

          Date of Report          Item Reported

          December 3, 1997         Holding company mergers.


          December 12, 1997        Filing of exhibits relating to the
                                   issuance of 7-1/8% Senior Debentures
                                   due 2007.

            AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY (*)
       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (In Thousands)

                            Condensed Balance Sheet

                                                        December 31,
Assets:                                              1997         1996
 Cash and short-term investments               $   25,890   $   43,465
 Receivables from affiliates                      352,766      422,015
 Investment in subsidiaries                     1,473,261    1,192,239
 Other assets                                      41,690        8,735

                                               $1,893,607   $1,666,454
Liabilities and Shareholders' Equity:
 Accounts payable, accrued expenses and other
   liabilities                                 $    8,131   $    7,121
 Long-term debt                                   100,000         -
 Payables to affiliates                           122,767      104,896
 Shareholders' equity                           1,662,709    1,554,437

                                               $1,893,607   $1,666,454

                   Condensed Statement of Earnings

                                             Year Ended December 31,
Income:                                    1997      1996      1995
 Dividends from:
   Subsidiaries                        $    281  $693,758  $ 37,044
   Investees                               -         -          879
                                            281   693,758    37,923
 Equity in undistributed earnings of
   subsidiaries and investees           301,385 (345,484)   224,921
 Investment and other income             35,470    11,723     9,131
                                        337,136   359,997   271,975

Costs and Expenses:
 Interest charges on borrowed money       9,702     1,805    13,997
 Other operating and general expenses     7,824     4,948    11,059
                                         17,526     6,753    25,056

Earnings before income taxes and
 extraordinary items                    319,610   353,244   246,919
Provision for income taxes              120,127    91,277    56,489

Earnings before extraordinary items     199,483   261,967   190,430

Extraordinary items - gain (loss)
 on prepayment of debt                   (7,233)  (28,667)      817

Net Earnings                           $192,250  $233,300  $191,247

(*) See Note A to the Consolidated Financial Statements.  The Parent Only
    Financial Statements include the accounts of AFG and its predecessor, AFC Holding Company, a wholly-owned subsidiary. Financial Statements for 1995 include earnings of AFC (parent only) for the period prior to AFC's merger with APU in April 1995.

            AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY (*)
 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                             (In Thousands)


                  Condensed Statement of Cash Flows


                                                Year Ended December 31,
                                                  1997      1996      1995
Operating Activities:
 Net earnings                                 $192,250  $233,300  $191,247
 Adjustments:
   Equity in earnings of subsidiaries         (180,581) (230,019) (194,023)
   Equity in net earnings of investees            -         -       (4,462)
   Change in balances with affiliates           54,620   (91,453) (100,225)
   Increase (decrease) in payables                 881      (958)  (10,861)
   Dividends from subsidiaries and investees       281      -       36,649
   Other                                         2,275     1,311     7,537
                                                69,726   (87,819)  (74,138)

Investing Activities:
 Purchases of subsidiaries and other
   investments                                 (24,872)      (69)      (30)
 Other                                            -         -          255
                                               (24,872)      (69)      225

Financing Activities:
 Additional long-term borrowings                98,987      -           70
 Reductions of long-term debt                     -         -         (325)
 Issuance of subordinated notes to
   subsidiary trust                               -       96,464      -
 Issuances of common stock                      13,845    26,296   211,557
 Repurchases of common stock                   (97,320)   (8,563)      (17)
 Cash dividends paid                           (77,941)  (79,051)  (36,532)
 Cash of predecessor company at
   date of merger                                 -         -       (9,529)
                                               (62,429)   35,146   165,224

Net Increase (Decrease) in Cash and
 Short-term Investments                        (17,575)  (52,742)   91,311

Cash and short-term investments at
 beginning of period                            43,465    96,207     4,896

Cash and short-term investments at end
 of period                                    $ 25,890  $ 43,465  $ 96,207


(*) See Note A to the Consolidated Financial Statements.  The Parent
    Only Financial Statements include the accounts of AFG and its predecessor, AFC Holding Company, a wholly-owned subsidiary. Financial Statements for 1995 include earnings of AFC (parent only) for the period prior to AFC's merger with APU in April 1995.

                          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                               PROPERTY-CASUALTY INSURANCE OPERATIONS
                                THREE YEARS ENDED DECEMBER 31, 1997
                                           (IN MILLIONS)


   COLUMN A        COLUMN B        COLUMN C        COLUMN D        COLUMN E
                                      (a)
                                 RESERVES FOR
                   DEFERRED      UNPAID CLAIMS        (b)
  AFFILIATION       POLICY        AND CLAIMS       DISCOUNT           (c)
     WITH        ACQUISITION      ADJSUTMENT      DEDUCTED IN       UNEARNED
  REGISTRANT        COSTS          EXPENSES        COLUMN C         PREMIUMS



  CONSOLIDATED PROPERTY-CASUALTY ENTITIES (d)

    1997            $260            $4,225           $60             $1,329

    1996            $257            $4,124           $64             $1,248

    1995

                   COLUMN F        COLUMN G         COLUMN H            COLUMN I        COLUMN J        COLUMN K
                                                CLAIMS AND CLAIM
                                               ADJUSTMENT EXPENSES    AMORTIZATION        PAID
                                               INCURRED RELATED TO     OF DEFERRED       CLAIMS
                                     NET                                 POLICY         AND CLAIM
                    EARNED        INVESTMENT    CURRENT      PRIOR     ACQUISITION     ADJUSTMENT       PREMIUMS
                   PREMIUMS         INCOME       YEARS       YEARS        COSTS         EXPENSES        WRITTEN


    1997           $2,824            $316       $2,045        $ 31        $620          $1,991          $2,858

    1996           $2,845            $335       $2,179       ($ 48)       $628          $2,120          $2,788

    1995           $2,649            $303       $2,116       ($139)       $577          $1,861          $2,688


    (a) Grossed up for reinsurance recoverables of $736 and $720 at December 31, 1997 and 1996, respectively.
    (b)  Discounted at rates ranging from 4% to 8%.
    (c) Grossed up for prepaid reinsurance premiums of $189 and $153 at December 31, 1997 and 1996, respectively.
    (d)  Includes American Premier's Insurance Group after April 1, 1995.

                              Signatures


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.


                                     American Financial Group, Inc.


Signed: March 26, 1998               BY:s/CARL H. LINDNER
                                          Carl H. Lindner
                                          Chairman of the Board and
                                            Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                    Capacity                    Date


s/CARL H. LINDNER             Chairman of the Board        March 26, 1998
  Carl H. Lindner               of Directors


s/THEODORE H. EMMERICH        Director*                    March 26, 1998
  Theodore H. Emmerich


s/JAMES E. EVANS              Director                     March 26, 1998
  James E. Evans


s/S. CRAIG LINDNER            Director                     March 26, 1998
  S. Craig Lindner


s/WILLIAM R. MARTIN           Director*                    March 26, 1998
  William R. Martin


s/FRED J. RUNK                Senior Vice President and    March 26, 1998
  Fred J. Runk                  Treasurer (principal
                                financial and accounting
                                officer)



*  Member of the Audit Committee

                          INDEX TO EXHIBITS

                    AMERICAN FINANCIAL GROUP, INC.

Number              Exhibit Description

  3(a)     Amended and Restated Articles of
           Incorporation.                              _____

  3(b)     Code of Regulations.                        _____

  4        Instruments defining the rights of       Registrant has no
           security holders.                        outstanding debt issues
                                                    exceeding 10% of the
                                                    assets of Registrant and
                                                    consolidated subsidiaries.
           Management Contracts:
 10(a)       Stock Option Plan, filed as
             Exhibit (10)(iii)(a)(i) to AFG's
             Registration Statement on Form 8-B
             filed on April 17, 1995.                    (*)

 10(b)       Form of stock option agreement, filed
             as Exhibit 10(b) to AFG's Form 10-K
             for 1995.                                   (*)

 10(c)       Stock Option Loan Program, filed as
             Exhibit 10(c) to AFG's Form 10-K
             for 1995.                                   (*)

 10(d)       1997 Bonus Plan.                          _____

 10(e)       Retirement program for outside directors,
             filed as Exhibit 10(e) to AFG's Form
             10-K for 1995.                              (*)

 10(f)       Directors' Compensation Plan,
             filed as Exhibit 10(f) to AFG's Form
             10-K for 1995.                              (*)

 10(g)       Nonqualified Auxiliary RASP               _____

 12        Computation of ratios of earnings
           to fixed charges.                           _____

 21        Subsidiaries of the Registrant.             _____

 23        Consent of independent auditors.            _____

 27        Financial data schedule.                     (**)

 (*)   Incorporated herein by reference.
 (**) Copy included in Report filed electronically with the Securities and Exchange Commission.