Form 10-Q
period 1998-03-31
AMERICAN FINANCIAL GROUP INC
filed 1998-05-15
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
March 31, 1998                                      No. 1-13653



                  AMERICAN FINANCIAL GROUP, INC.




Incorporated under                                  IRS Employer I.D.
the Laws of Ohio                                    No. 31-1544320


          One East Fourth Street, Cincinnati, Ohio 45202
                          (513) 579-2121






   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___


   As of May 1, 1998, there were 61,349,558 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

                AMERICAN FINANCIAL GROUP, INC. 10-Q
                              PART I
                       FINANCIAL INFORMATION

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Thousands)

                                                        March 31,   December 31,
                                                            1998           1997
Assets:
  Cash and short-term investments                    $   215,118    $   257,117
  Investments:
    Bonds and redeemable preferred stocks:
      Held to maturity - at amortized cost
        (market - $3,044,700 and $3,202,300)           2,964,973      3,120,106
      Available for sale - at market
        (amortized cost - $7,653,679 and $7,225,736)   7,960,179      7,532,836
    Other stocks - principally at market
      (cost - $174,538 and $153,322)                     478,338        446,222
    Investment in investee corporation                   221,138        200,714
    Loans receivable                                     476,568        513,694
    Real estate and other investments                    213,651        219,216
       Total investments                              12,314,847     12,032,788

  Recoverables from reinsurers and prepaid
    reinsurance premiums                               1,029,672        998,743
  Agents' balances and premiums receivable               714,286        691,005
  Deferred acquisition costs                             537,986        521,898
  Other receivables                                      244,491        243,330
  Deferred tax asset                                      17,686         41,413
  Assets held in separate accounts                       315,918        300,491
  Prepaid expenses, deferred charges and other assets    332,408        369,156
  Cost in excess of net assets acquired                  300,907        299,408

                                                     $16,023,319    $15,755,349

Liabilities and Capital:
  Unpaid losses and loss adjustment expenses         $ 4,230,907    $ 4,225,336
  Unearned premiums                                    1,348,557      1,328,910
  Annuity benefits accumulated                         5,540,268      5,528,111
  Life, accident and health reserves                     778,056        709,899
  Long-term debt:
    Holding companies                                    385,514        386,661
    Subsidiaries                                         214,472        194,084
  Liabilities related to separate accounts               315,918        300,491
  Accounts payable, accrued expenses and other
    liabilities                                          964,047        906,151
       Total liabilities                              13,777,739     13,579,643

  Minority interest                                      516,642        512,997

Shareholders' Equity:
  Common Stock, no par value
    - 200,000,000 shares authorized
    - 61,316,468 and 61,048,904 shares outstanding        61,316         61,049
  Capital surplus                                        784,017        775,689
  Retained earnings                                      528,005        477,071
  Net unrealized gain on marketable securities,
    net of deferred income taxes                         355,600        348,900
     Total shareholders' equity                        1,728,938      1,662,709

                                                     $16,023,319    $15,755,349

                AMERICAN FINANCIAL GROUP, INC. 10-Q

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS
               (In Thousands, Except Per Share Data)

                                                       Three months ended
                                                             March 31,
                                                          1998         1997
Income:
  Property and casualty insurance premiums          $  676,172     $663,762
  Life, accident and health premiums                    46,816       25,365
  Investment income                                    220,328      212,872
  Equity in net earnings of investee                    13,918       14,780
  Realized gains on sales of:
    Securities                                           7,446        1,813
    Investee and subsidiary                              7,704          731
    Other investments                                    6,843         -
  Other income                                          37,551       26,447
                                                     1,016,778      945,770

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses                499,825      469,324
    Commissions and other underwriting expenses        193,605      184,301
  Annuity benefits                                      71,110       68,830
  Life, accident and health benefits                    38,106       24,163
  Interest charges on borrowed money                    13,951       13,710
  Minority interest expense                             14,259       14,405
  Other operating and general expenses                  77,193       69,541
                                                       908,049      844,274

Earnings before income taxes and extraordinary items   108,729      101,496
Provision for income taxes                              41,842       38,281

Earnings before extraordinary items                     66,887       63,215

Extraordinary items - loss on prepayment of debt          (687)         (55)

Net Earnings                                        $   66,200     $ 63,160


Basic earnings (loss) per Common Share:
  Before extraordinary items                             $1.09        $1.03
  Loss on prepayment of debt                              (.01)         -
  Net earnings available to Common Shares                $1.08        $1.03

Diluted earnings (loss) per Common Share:
  Before extraordinary items                             $1.08        $1.02
  Loss on prepayment of debt                              (.01)         -
  Net earnings available to Common Shares                $1.07        $1.02


Average number of Common Shares:
  Basic                                                 61,103       61,109
  Diluted                                               62,147       62,029

                AMERICAN FINANCIAL GROUP, INC. 10-Q

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (dollars in thousands)

                                                      Common Stock                  Unrealized
                                             Common    and Capital     Retained        Gain on   Comprehensive
                                             Shares        Surplus     Earnings     Securities          Income
Balance at January 1, 1998               61,048,904       $836,738     $477,071       $348,900

  Net earnings                                 -              -          66,200           -            $66,200
  Dividends on Common Stock                    -              -         (15,266)          -               -
  Shares issued:
   Exercise of stock options                201,627          6,321         -              -               -
   Dividend reinvestment plan                 1,960             78         -              -               -
   Employee stock purchase plan              19,383            769         -              -               -
   401-K plan company match                  44,035          1,783         -              -               -
   Directors fees paid in stock                 576             23         -              -               -
  Shares repurchased                            (17)          -            -              -               -
  Capital transactions of subsidiaries         -              (490)        -              -               -
  Change in unrealized                         -              -            -             6,700           6,700
  Other                                        -               111         -              -               -

Balance at March 31, 1998                61,316,468       $845,333     $528,005       $355,600         $72,900




Balance at January 1, 1997               61,071,626       $806,721     $559,716       $188,000

  Net earnings                                 -              -          63,160           -            $63,160
  Dividends on Common Stock                    -              -         (15,269)          -               -
  Shares issued:
   Exercise of stock options                 84,593          1,890         -              -               -
   Dividend reinvestment plan                 1,781             66         -              -               -
   Employee stock purchase plan              18,854            695         -              -               -
   Portion of bonuses paid in stock          40,500          1,521         -              -               -
  Shares repurchased                     (1,700,034)       (22,458)     (39,168)          -               -
  Capital transactions of subsidiaries         -              (490)        -              -               -
  Change in unrealized                         -              -            -           (68,600)        (68,600)
  Other                                        -              (473)        -              -               -

Balance at March 31, 1997                59,517,320       $787,472     $568,439       $119,400        ($ 5,440)

                AMERICAN FINANCIAL GROUP, INC. 10-Q

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands)

                                                    Three months ended
                                                          March 31,
                                                      1998         1997
Operating Activities:
  Net earnings                                    $ 66,200     $ 63,160
  Adjustments:
   Extraordinary items                                 687           55
   Depreciation and amortization                    24,582       17,979
   Annuity benefits                                 71,110       68,830
   Equity in net earnings of investee              (13,918)     (14,780)
   Changes in reserves on assets                       110          418
   Realized gains on investing activities          (35,299)      (2,544)
   Increase in reinsurance and other receivables   (46,690)     (24,451)
   Decrease (increase) in other assets              30,330      (48,885)
   Increase (decrease) in insurance claims and
     reserves                                       41,375      (25,573)
   Increase (decrease) in other liabilities         16,901       (8,524)
   Increase in minority interest                     3,497        3,162
   Dividends from investee                           1,200        1,200
   Other, net                                       (4,428)         622
                                                   155,657       30,669
Investing Activities:
  Purchases of and additional investments in:
   Fixed maturity investments                     (631,793)    (616,982)
   Equity securities                               (19,297)      (9,408)
   Subsidiaries                                    (31,000)        -
   Real estate, property and equipment             (16,621)      (8,764)
  Maturities and redemptions of fixed maturity
   investments                                     284,666      155,184
  Sales of:
   Fixed maturity investments                      206,843      332,008
   Equity securities                                 2,781        7,943
   Subsidiary                                         -           2,500
   Real estate, property and equipment              30,043          396
  Cash and short-term investments of acquired
    (former) subsidiaries                           21,678          (70)
  Decrease (increase) in other investments           1,281       (1,119)
                                                  (151,419)    (138,312)

Financing Activities:
  Fixed annuity receipts                           107,832      133,402
  Annuity surrenders, benefits and withdrawals    (164,034)    (134,699)
  Additional long-term borrowings                   50,248        7,053
  Reductions of long-term debt                     (32,185)      (1,718)
  Issuances of Common Stock                          7,090        2,585
  Issuances of trust preferred securities             -          74,687
  Cash dividends paid                              (15,188)     (15,203)
                                                   (46,237)      66,107

Net Decrease in Cash and Short-term Investments    (41,999)     (41,536)

Cash and short-term investments at beginning
  of period                                        257,117      448,296

Cash and short-term investments at end of period  $215,118     $406,760

                AMERICAN FINANCIAL GROUP, INC. 10-Q

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Accounting Policies

  Basis of Presentation The accompanying consolidated financial statements for American Financial Group, Inc. ("AFG") and subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

  Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

  The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

  AFG's ownership of subsidiaries and significant investees with publicly traded common shares was as follows:
                                                  March 31,   December 31,
                                                      1998     1997  1996
    American Annuity Group, Inc. ("AAG")               81%      81%   81%
    American Financial Enterprises, Inc. ("AFEI")       -       (*)   83%
    Chiquita Brands International, Inc.                37%      39%   43%

    (*) Became a 100%-owned subsidiary in December 1997.

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

                AMERICAN FINANCIAL GROUP, INC. 10-Q

  Investment in Investee Corporation Investments in securities of 20%- to 50%-owned companies are generally carried at cost, adjusted for AFG's proportionate share of their undistributed earnings or losses.

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

     Life, Accident and Health Reserves Liabilities for future policy benefits under traditional ordinary life, accident and health policies are computed using a net level premium method. Computations are based on anticipated investment yield, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

                AMERICAN FINANCIAL GROUP, INC. 10-Q

     Assets Held In and Liabilities Related to Separate Accounts Separate account assets and related liabilities represent deposits maintained by several banks under a previously offered tax-deferred annuity program and, to a lesser extent, variable annuity deposits. AAG receives an annual fee from each bank for sponsoring the program; if depositors elect to purchase an annuity from AAG, funds are transferred to AAG.

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

  Minority Interest For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in AFG subsidiaries, including American Financial Corporation ("AFC") preferred stock and preferred securities issued by trust subsidiaries of AFG. For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFG subsidiaries as well as AFC preferred dividends and accrued distributions on the trust preferred securities.

  Issuances of Stock by Subsidiaries and Investees Changes in AFG's equity in a subsidiary or an investee caused by issuances of the subsidiary's or investee's stock are accounted for as gains or losses where such issuance is not part of a broader reorganization.

  Income Taxes  AFC and American Premier Underwriters, Inc.
  ("American Premier" or "APU") have each filed consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. AFG (parent) was included in American Premier's consolidated return for 1996. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of American Premier to AFC. Accordingly, AFC and American Premier will file a consolidated return for 1997. Because holders of AFC Preferred
  Stock hold in excess of 20% of AFC's voting rights, AFG (parent) and AFC Holding Company own less than 80% of AFC, and therefore, will file separate returns.

  Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

                AMERICAN FINANCIAL GROUP, INC. 10-Q

  Stock-Based Compensation As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", AFG accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25,
  "Accounting for Stock Issued to Employees."

  Benefit Plans AFG provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans contained in AFG's Retirement and Savings Plan. Under the retirement portion of the plan, company contributions (approximately 6% of covered compensation in 1997) are invested primarily in securities of AFG and affiliates. Under the savings portion of the plan, AFG matches a specific portion of employee contributions. Contributions to benefit plans are charged against earnings in the year for which they are declared.

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

  Earnings Per Share In 1997, AFG implemented SFAS No. 128, "Earnings Per Share". This standard requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive common stock options. Per share amounts for prior periods have been restated to conform to the current presentation.

  Comprehensive Income Effective January 1, 1998, AFG implemented SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 uses the term "comprehensive income" to describe the total of net earnings plus other comprehensive income. For AFG, other comprehensive income represents the change in net unrealized gain on marketable securities net of deferred taxes and a reclassification adjustment for gains and losses included in net earnings. Implementation of this statement had no impact on net earnings or shareholders' equity. Prior periods have been restated to conform to the current presentation.

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

                AMERICAN FINANCIAL GROUP, INC. 10-Q

B. Segments of Operations AFG operates its property and casualty insurance business in three major segments: nonstandard automobile, specialty lines, and commercial and personal lines. AFG's annuity and life business primarily sells tax-deferred annuities to employees of primary and secondary educational institutions and hospitals. In addition, AFG has owned significant portions of the voting equity securities of certain companies (investee corporation - see Note C).

   The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is scheduled to become effective during the fourth quarter of 1998. The implementation of SFAS No. 131 is not expected to have a material effect on the segments currently disclosed by AFG.

   The following table (in thousands) shows AFG's revenues by significant business segment.

                                         Three months ended March 31,
                                                   1998         1997
     Property and casualty insurance:
      Premiums earned:
        Nonstandard automobile               $  287,364     $279,031
        Specialty lines                         244,972      232,590
        Commercial and personal lines           132,545      142,485
        Other lines (a)                          11,291        9,656
                                                676,172      663,762
      Investment and other income               132,301      110,150
                                                808,473      773,912
     Annuities and life (b)                     188,557      148,706
     Other                                        5,830        8,372
                                              1,002,860      930,990
     Equity in net earnings of investee          13,918       14,780

                                             $1,016,778     $945,770

     (a) NSA operations in the United Kingdom have been reclassified to other lines.
     (b) Represents primarily investment income.

C. Investment in Investee Corporation Investment in investee corporation reflects AFG's ownership of 24 million shares of Chiquita common stock. The market value of this investment was $328 million and $391 million at March 31, 1998 and December 31, 1997, respectively. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

   Summarized financial information for Chiquita follows (in millions):

                                         Three months ended March 31,
                                               1998         1997
       Net Sales                               $717         $631
       Operating Income                          70           71
       Net Income                                41           43

                AMERICAN FINANCIAL GROUP, INC. 10-Q

D. Long-Term Debt The carrying value of long-term debt consisted of the following (in thousands):

                                                      March 31,  December 31,
                                                          1998          1997
    Holding Companies:
     AFG 7-1/8% Senior Debentures due December 2007   $100,000      $100,000
     AFC 9-3/4% Debentures due April 2004               79,396        79,792
     AFC notes payable to banks due December 2002       45,000        45,000
     APU 9-3/4% Subordinated Notes due August 1999      91,623        92,127
     APU 10-5/8% Subordinated Notes due April 2000      43,638        43,889
     APU 10-7/8% Subordinated Notes due May 2011        17,572        17,586
     Other                                               8,285         8,267

                                                      $385,514      $386,661
    Subsidiaries:
     AAG notes payable to banks due in
       installments to December 2003                  $157,000      $107,000
     AAG 11-1/8% Senior Subordinated Notes                -           24,080
     Notes payable secured by real estate               44,268        49,525
     Other                                              13,204        13,479

                                                      $214,472      $194,084

   At March 31, 1998, sinking fund and other scheduled principal payments on debt for the balance of 1998 and the subsequent five years were as follows (in thousands):

                       Holding
                     Companies   Subsidiaries        Total
         1998          $  -           $ 1,450     $  1,450
         1999           90,571          2,039       92,610
         2000           42,230          8,751       50,981
         2001             -            38,474       38,474
         2002           50,407         61,367      111,774
         2003             -            61,402       61,402

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

   In February 1998, AFC entered into a new unsecured credit agreement with a group of banks under which AFC can borrow up to $300 million through December 2002. Borrowings bear interest at floating rates based on prime or LIBOR.

   In January 1998, AAG replaced its existing bank lines with a new $200 million unsecured credit agreement. Loans under the credit agreement mature from 2000 to 2003 and bear interest at floating rates based on prime or LIBOR. In February 1998, AAG borrowed
   $50 million under the line and retired its 11-1/8% Notes (including $24.3 million principal amount held by AAG and its subsidiaries).

                AMERICAN FINANCIAL GROUP, INC. 10-Q

E. Minority Interest Minority interest in AFG's balance sheet is comprised of the following (in thousands):

                                              March 31,   December 31,
                                                  1998           1997
     Interest of noncontrolling shareholders
       in subsidiaries' common stock          $119,488       $115,843
     Preferred securities issued by
       subsidiary trusts                       325,000        325,000
     AFC preferred stock                        72,154         72,154

                                              $516,642       $512,997

   Preferred Securities Wholly-owned subsidiary trusts of AFC Holding and AAG have issued $325 million of preferred securities and, in turn, purchased
   $325 million of newly authorized AFC Holding and AAG subordinated debt issues which provide interest and principal payments to fund the respective trusts' obligations. The preferred securities are mandatorily redeemable upon maturity or redemption of the subordinated debt.

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

   AFC Preferred Stock AFC's Preferred Stock was voting, cumulative, and consisted of the following:

     Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at $25.75 per share beginning December 2005 declining to $25.00 at December 2007; 2,886,161 shares (stated value $72.2 million) outstanding at March 31, 1998 and December 31, 1997.

   Minority Interest Expense Minority interest expense is comprised of (in thousands):

                                                Three months ended
                                                     March 31,
                                                  1998        1997
     Interest of noncontrolling shareholders
       in earnings of subsidiaries             $ 5,751     $ 4,168
     Accrued distributions by subsidiaries
       on preferred securities:
         Trust issued securities                 7,065       4,366
         AFC preferred stock                     1,443       5,871

                                               $14,259     $14,405

                AMERICAN FINANCIAL GROUP, INC. 10-Q

F. Shareholders' Equity At March 31, 1998, there were 61,316,468 shares of AFG Common Stock outstanding, including 1,368,965 shares held by American Premier for distribution to certain creditors and other claimants pursuant to a plan of reorganization relating to American Premier's predecessor. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

   At March 31, 1998, there were 4.8 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 3.9 million shares outstanding. Options become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are generally fully exercisable upon grant. All options expire ten years after the date of grant.

   The change in net unrealized gain on marketable securities for the three months ended March 31 included the following (in millions):

                                                             Minority
                                            Pretax   Taxes    Interest      Net
                    1998
    Unrealized holding gains (losses) on
      securities arising during the period  $ 14.8  ($ 5.0)     ($ .5)    $ 9.3
    Less reclassification adjustment for
      realized gains included in net income   (4.3)    1.5         .2      (2.6)
    Change in net unrealized gain on
      marketable securities                 $ 10.5  ($ 3.5)     ($ .3)    $ 6.7


                    1997
   Unrealized holding gains (losses) on
     securities arising during the period  ($115.8)  $40.5       $7.6    ($67.7)
   Less reclassification adjustment for
     realized gains included in net income    (1.3)     .4         -        (.9)
   Change in net unrealized gain on
     marketable securities                 ($117.1)  $40.9       $7.6    ($68.6)

G. Extraordinary Items Extraordinary items represent AFG's proportionate share of losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits
   (in thousands):

                                  Three months ended
                                        March 31,
                                     1998       1997
     Holding Companies:
       AFC (parent)                  ($22)      ($17)
       APU (parent)                   (16)       (38)
     Subsidiaries:
       AAG                           (649)        -

                                    ($687)      ($55)

H. Earnings Per Share Weighted average shares outstanding for the three months ended were adjusted for the following dilutive effects of stock options in calculating diluted per share amounts: 1998 -
   1.0 million shares and 1997 - .9 million shares.

                AMERICAN FINANCIAL GROUP, INC. 10-Q

I. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFG's Statement of Cash Flows consisted of the following (in thousands):

                                  Held to     Available
                                 Maturity      For Sale       Total
     1998
     Purchases                   $     76      $631,717    $631,793
     Maturities and redemptions   170,711       113,955     284,666
     Sales                         23,960 (*)   182,883     206,843

     1997
     Purchases                    $ 1,314      $615,668    $616,982
     Maturities and redemptions    81,185        73,999     155,184
     Sales                           -          332,008     332,008

     (*) Sold (at a gain of $.5 million) due to significant deterioration in the issuers' creditworthiness.

J. Commitments and Contingencies There have been no significant changes to the matters discussed and referred to in Note N "Commitments and Contingencies" in AFG's Annual Report on Form 10-K for 1997.

                AMERICAN FINANCIAL GROUP, INC. 10-Q

                              ITEM 2

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

GENERAL

AFG and its subsidiaries, AFC Holding, AFC and American Premier, are organized as holding companies with almost all of their operations being conducted by subsidiaries. These parent corporations, however, have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends, and taxes. Therefore, certain analyses are best done on a parent only basis while others are best done on a total enterprise basis. In addition, since most of its businesses are financial in nature, AFG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFG's debt to total capital ratio at the parent holding company level was approximately 17% at March 31, 1998 and December 31, 1997. AFG's ratio of earnings to fixed charges on a total enterprise basis was 4.87 for the first three months of 1998 and
3.98 for the entire year of 1997.

Sources of Funds Management believes the parent holding companies have sufficient resources to meet their liquidity requirements through operations in the short-term and long-term future. If funds generated from operations, including dividends and tax payments from subsidiaries, are insufficient to meet fixed charges in any period, these companies would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

A new five-year, $300 million bank credit line was established by AFC in February 1998 replacing two subsidiary holding company lines. The new credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At March 31, 1998, there was $45 million borrowed under the credit line.

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

                AMERICAN FINANCIAL GROUP, INC. 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


Investments Approximately 91% of the bonds and redeemable preferred stocks held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at March 31, 1998. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

RESULTS OF OPERATIONS

General Pretax earnings before extraordinary items were $109 million for the first quarter of 1998 and $101 million for the first quarter of 1997. The increase in the 1998 period was due primarily to higher realized gains on sales of certain investments, income from the sale of real estate properties, and growth in investment income. These improvements were partially offset by a decrease in underwriting results in the property and casualty operations.

Property and Casualty Insurance - Underwriting AFG manages and operates its property and casualty business as three major sectors. The nonstandard automobile insurance companies (the "NSA Group") insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. The specialty lines are a diversified group of over twenty-five business lines that offer a wide variety of specialty insurance products. Some of the more significant areas are California workers' compensation, executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, non-profit liability, general aviation coverages, fidelity and surety bonds, and umbrella and excess coverages. The commercial and personal lines provide coverages in workers' compensation, commercial multi-peril, umbrella, commercial automobile, standard private passenger automobile and homeowners insurance.

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

                AMERICAN FINANCIAL GROUP, INC. 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                         Three months ended
                                              March 31,
                                             1998      1997
  Net Written Premiums (GAAP)
    NSA Group                              $322.4    $321.2
    Specialty Operations                    246.9     264.4
    Commercial and Personal Operations      117.9      94.8
    Other Lines (*)                           7.7       8.5
                                           $694.9    $688.9

  Combined Ratios (GAAP)
    NSA Group                                95.9%     96.8%
    Specialty Operations                    101.4      92.7
    Commercial and Personal Operations      104.2     102.9
    Aggregate (including other lines)       102.6      98.5

  (*) NSA operations in the United Kingdom have been reclassified to other lines.

 NSA Group The NSA Group's net written premiums for the first three months of 1998 were substantially the same as compared to the 1997 period; underwriting profit increased $2.6 million due primarily to a reduction in underwriting expenses resulting from cost efficiencies during the same period.

 Specialty Operations For the first three months of 1998, net written premiums for the specialty operations decreased 7% from the comparable 1997 period. The 1997 premiums included certain in-force amounts related to general aviation policies obtained under a reinsurance agreement at the beginning of that year. Excluding this impact, premiums were essentially the same as a year ago. Underwriting results for the first three months of 1998 declined due primarily to a continuation of the adverse claims environment in the California workers' compensation business. The other specialty businesses reported a solid underwriting profit.

 Commercial and Personal Operations Net written premiums for the commercial and personal operations increased 24% during the first three months of 1998 from the comparable 1997 period. Net written premiums in the 1997 period had been unusually low due to the initial impact of a reinsurance agreement for AFG's homeowners' business. This reinsurance agreement became effective at the beginning of 1997 and is still in effect. Excluding this impact, premiums declined approximately 7% due primarily to a decrease in personal automobile coverages in certain states. Underwriting results declined slightly during the first three months of 1998 from the comparable 1997 period as improved performance in personal lines was offset by higher loss and loss adjustment costs in commercial lines.

Life, Accident and Health Premiums and Benefits The increase in life, accident and health premiums and benefits reflects AAG's acquisition of General Accident Life Assurance Company in December 1997 and increases in pre-need life insurance sales.

Investment Income  Investment income increased approximately
$7.5 million (4%) for the first quarter of 1998 compared to 1997 due primarily to an increase in the average amount of investments held.

                AMERICAN FINANCIAL GROUP, INC. 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


Investee Corporations Equity in net earnings of investee corporations represents AFG's proportionate share of Chiquita's earnings. Chiquita reported first quarter net earnings of $41 million in 1998 and $43 million in 1997.

Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

Gain on Sale of Investee and Subsidiary Chiquita's public issuance of 3.1 million shares of its common stock in 1998 resulted in a pretax gain to AFG of $7.7 million.

Other Income Other income increased $11.1 million (42%) in the first three months of 1998 compared to 1997 due primarily to income of $10.4 million from the sale of operating real estate assets.

Annuity Benefits Annuity benefits reflect interest credited to annuity policyholders' funds accumulated. The majority of AAG's fixed rate annuity products permit AAG to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread without a substantial effect on persistency. Annuity benefits increased 3% in the first three months of 1998 due primarily to an increase in average annuity benefits accumulated.

Other Operating and General Expenses Other operating and general expenses increased $7.7 million (11%) during the first quarter of 1998 compared to 1997 due primarily to the operations of General
Accident which recorded $5.3 million of expenses in 1998.

                AMERICAN FINANCIAL GROUP, INC. 10-Q
                              PART II
                         OTHER INFORMATION


                              Item 6

                 Exhibits and Reports on Form 8-K


(a) Exhibit 27.1 - Financial Data Schedule for the three months ended
                   March 31, 1998(*)
    Exhibit 27.2 - Restated Financial Data Schedule for 1996 and 1995(*)
    Exhibit 27.3 - Restated Financial Data Schedule for the first three quarters of 1996(*)
    Exhibit 27.4 - Restated Financial Data Schedule for the first three quarters of 1997(*)

(b) Reports on Form 8-K: None.

-----------------------
    (*) Included in Report filed electronically with the Securities and Exchange Commission.



  ____________________________________________________________




                             Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Group, Inc.



May 14, 1998                    BY: Fred J. Runk
                                    Fred J. Runk
                                    Senior Vice President and Treasurer