Form 10-Q
period 1998-06-30
AMERICAN FINANCIAL GROUP INC
filed 1998-08-14
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
June 30, 1998                                       No. 1-13653



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


   As of August 1, 1998, there were 61,427,374 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

                AMERICAN FINANCIAL GROUP, INC. 10-Q
                              PART I
                       FINANCIAL INFORMATION

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Thousands)

                                                        June 30,   December 31,
                                                           1998           1997
Assets:
Cash and short-term investments                     $   283,256    $   257,117
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $2,910,700 and $3,202,300)            2,822,029      3,120,106
    Available for sale - at market
      (amortized cost - $7,819,968 and $7,225,736)    8,149,168      7,532,836
  Other stocks - principally at market
    (cost - $182,109 and $153,322)                      437,309        446,222
  Investment in investee corporation                    239,649        200,714
  Loans receivable                                      409,584        513,694
  Real estate and other investments                     222,635        219,216
     Total investments                               12,280,374     12,032,788

Recoverables from reinsurers and prepaid
  reinsurance premiums                                1,076,346        998,743
Agents' balances and premiums receivable                729,577        691,005
Deferred acquisition costs                              558,029        521,898
Other receivables                                       266,776        243,330
Deferred tax asset                                       17,141         41,413
Assets held in separate accounts                        343,590        300,491
Prepaid expenses, deferred charges and other assets     341,101        369,156
Cost in excess of net assets acquired                   298,327        299,408

                                                    $16,194,517    $15,755,349

Liabilities and Capital:
Unpaid losses and loss adjustment expenses          $ 4,368,302    $ 4,225,336
Unearned premiums                                     1,323,952      1,328,910
Annuity benefits accumulated                          5,589,107      5,528,111
Life, accident and health reserves                      752,671        709,899
Long-term debt:
  Holding companies                                     435,877        386,661
  Subsidiaries                                          213,980        194,084
Liabilities related to separate accounts                343,590        300,491
Accounts payable, accrued expenses and other
  liabilities                                           907,680        906,151
     Total liabilities                               13,935,159     13,579,643

Minority interest                                       521,875        512,997

Shareholders' Equity:
  Common Stock, no par value
    - 200,000,000 shares authorized
    - 61,388,349 and 61,048,904 shares outstanding       61,388         61,049
  Capital surplus                                       785,903        775,689
  Retained earnings                                     553,192        477,071
  Net unrealized gain on marketable securities,
    net of deferred income taxes                        337,000        348,900
     Total shareholders' equity                       1,737,483      1,662,709

                                                    $16,194,517    $15,755,349

                AMERICAN FINANCIAL GROUP, INC. 10-Q

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS
               (In Thousands, Except Per Share Data)

                                            Three months ended           Six months ended
                                                  June 30,                    June 30,
                                                1998        1997           1998          1997
Income:
  Property and casualty insurance
    premiums                              $  707,294    $698,381     $1,383,466    $1,362,143
  Life, accident and health premiums          48,460      27,331         95,276        52,696
  Investment income                          228,912     214,622        449,240       427,494
  Equity in net earnings of investee          17,996      17,228         31,914        32,008
  Realized gains on sales of:
    Securities                                 7,142       4,198         14,588         6,011
    Investee and subsidiary                    1,716        -             9,420           731
    Other investments                           -           -             6,843          -
Other income                                  26,326      25,839         63,877        52,286
                                           1,037,846     987,599      2,054,624     1,933,369

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses      564,078     495,187      1,063,903       964,511
    Commissions and other underwriting
      expenses                               191,027     193,304        384,632       377,605
  Annuity benefits                            69,111      70,607        140,221       139,437
  Life, accident and health benefits          36,555      25,825         74,661        49,988
  Interest charges on borrowed money          13,995      13,844         27,946        27,554
  Minority interest expense                   12,908      15,652         27,167        30,057
  Other operating and general expenses        83,607      77,684        160,800       147,225
                                             971,281     892,103      1,879,330     1,736,377

Earnings before income taxes and
  extraordinary items                         66,565      95,496        175,294       196,992
Provision for income taxes                    26,000      34,314         67,842        72,595

Earnings before extraordinary items           40,565      61,182        107,452       124,397

Extraordinary items - loss on prepayment
  of debt                                        (40)        (23)          (727)          (78)

Net Earnings                              $   40,525    $ 61,159     $  106,725    $  124,319

Basic earnings (loss) per Common Share:
  Before extraordinary items                    $.66       $1.03          $1.75         $2.07
  Loss on prepayment of debt                     -           -             (.01)          -
  Net earnings available to Common Shares       $.66       $1.03          $1.74         $2.07

Diluted earnings (loss) per Common Share:
  Before extraordinary items                    $.65       $1.02          $1.72         $2.04
  Loss on prepayment of debt                     -           -             (.01)          -
  Net earnings available to Common Shares       $.65       $1.02          $1.71         $2.04

Average number of Common Shares:
  Basic                                       61,353      59,217         61,229        60,158
  Diluted                                     62,595      60,151         62,376        61,085

                AMERICAN FINANCIAL GROUP, INC. 10-Q

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (dollars in thousands)


                                                     Common Stock                Unrealized
                                           Common     and Capital    Retained       Gain on    Comprehensive
                                           Shares         Surplus    Earnings    Securities           Income
Balance at January 1, 1998             61,048,904        $836,738    $477,071      $348,900

Net earnings                                 -               -        106,725          -            $106,725
Dividends on Common Stock                    -               -        (30,604)         -                -
Shares issued:
 Exercise of stock options                235,190           7,012        -             -                -
 Dividend reinvestment plan                 5,030             211        -             -                -
 Employee stock purchase plan              33,830           1,408        -             -                -
 401-K plan company match                  44,035           1,783        -             -                -
 Portion of bonuses paid in stock          20,300             816        -             -                -
 Directors fees paid in stock               1,099              45        -             -                -
Shares repurchased                            (39)           -           -             -                -
Capital transactions of subsidiaries         -               (980)       -             -                -
Change in unrealized                         -               -           -          (11,900)         (11,900)
Other                                        -                258        -             -                -

Balance at June 30, 1998               61,388,349        $847,291    $553,192      $337,000         $ 94,825




Balance at January 1, 1997             61,071,626        $806,721    $559,716      $188,000

Net earnings                                 -               -        124,319          -            $124,319
Dividends on Common Stock                    -               -        (30,112)         -                -
Shares issued:
 Exercise of stock options                 88,557           1,985        -             -                -
 Dividend reinvestment plan                 5,143             187        -             -                -
 Employee stock purchase plan              35,793           1,309        -             -                -
 Portion of bonuses paid in stock          40,500           1,521        -             -                -
 Directors fees paid in stock                 613              22        -             -                -
Shares repurchased                     (2,327,927)        (30,774)    (53,452)         -                -
Capital transactions of subsidiaries         -               (980)       -             -                -
Change in unrealized                         -               -           -           50,600           50,600
Other                                        -               (187)       -             -                -

Balance at June 30, 1997               58,914,305        $779,804    $600,471      $238,600         $174,919

                AMERICAN FINANCIAL GROUP, INC. 10-Q

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands)

                                                                  Six months ended
                                                                       June 30,
                                                                   1998          1997
Operating Activities:
  Net earnings                                               $  106,725    $  124,319
  Adjustments:
   Extraordinary items                                              727            78
   Depreciation and amortization                                 51,233        36,057
   Annuity benefits                                             140,221       139,437
   Equity in net earnings of investee                           (31,914)      (32,008)
   Changes in reserves on assets                                  1,083           506
   Realized gains on investing activities                       (44,411)       (6,742)
   Increase in reinsurance and other receivables               (138,770)      (77,372)
   Increase in other assets                                     (56,446)      (18,523)
   Increase in insurance claims and reserves                    167,165        65,484
   Increase (decrease) in other liabilities                      51,508      (110,026)
   Increase in minority interest                                  8,030         9,158
   Dividends from investee                                        2,400         2,400
   Other, net                                                    (8,897)       (2,372)
                                                                248,654       130,396
Investing Activities:
  Purchases of and additional investments in:
   Fixed maturity investments                                (1,243,852)   (1,206,131)
   Equity securities                                            (33,137)      (16,555)
   Subsidiaries                                                 (30,325)       (4,900)
   Real estate, property and equipment                          (34,932)      (22,872)
  Maturities and redemptions of fixed maturity
   investments                                                  772,645       360,774
  Sales of:
   Fixed maturity investments                                   358,597       698,990
   Equity securities                                             12,194         9,552
   Subsidiary                                                      -            2,500
   Real estate, property and equipment                           30,989         1,914
  Cash and short-term investments of acquired (former)
   subsidiaries                                                  20,841           (70)
  Increase in other investments                                  (4,843)       (2,233)
                                                               (151,823)     (179,031)

Financing Activities:
  Fixed annuity receipts                                        238,198       259,708
  Annuity surrenders, benefits and withdrawals                 (354,790)     (288,531)
  Additional long-term borrowings                               202,248         7,053
  Reductions of long-term debt                                 (134,164)      (54,820)
  Issuances of Common Stock                                       8,209         3,294
  Repurchases of Common Stock                                      -          (84,226)
  Issuances of trust preferred securities                          -          149,353
  Cash dividends paid                                           (30,393)      (29,925)
                                                                (70,692)      (38,094)

Net Increase (Decrease) in Cash and Short-term Investments       26,139       (86,729)

Cash and short-term investments at beginning of period          257,117       448,296

Cash and short-term investments at end of period             $  283,256    $  361,567

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

   AFG's ownership of subsidiaries and significant investees with publicly traded common shares was as follows:
                                                    June 30,    December 31,
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

   Income Taxes AFC and American Premier Underwriters, Inc. ("American Premier" or "APU") have each filed consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. AFG (parent) was included in American Premier's consolidated return for 1996. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of AmericanPremier to AFC. Accordingly, AFC and American Premier will file a consolidated return for 1997. Because holders of AFC Preferred Stock hold in excess of 20% of AFC's voting rights, AFG (parent) and AFC Holding Company own less than 80% of AFC, and therefore, will file separate returns.

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

   Start-up Costs Costs associated with introducing new products and distribution channels are deferred by AAG until normal operations are reached. These deferred costs are amortized on a straight-line basis over 5 years. See Management's Discussion and Analysis - "New Accounting Standard to be Implemented."

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

   The following table (in thousands) shows AFG's revenues by significant business segment.

                                           Six months ended June 30,
                                                  1998         1997
     Property and casualty insurance:
      Premiums earned:
        Nonstandard automobile              $  580,565   $  574,604
        Specialty lines                        517,875      482,711
        Commercial and personal lines          263,332      286,647
        Other lines (a)                         21,694       18,181
                                             1,383,466    1,362,143
      Investment and other income              253,556      216,274
                                             1,637,022    1,578,417
     Annuities and life (b)                    373,992      302,426
     Other                                      11,696       20,518
                                             2,022,710    1,901,361
     Equity in net earnings of investee         31,914       32,008

                                            $2,054,624   $1,933,369

      (a) NSA operations in the United Kingdom have been reclassified to other lines.
      (b) Represents primarily investment income.

C. Investment in Investee Corporation Investment in investee corporation reflects AFG's ownership of 24 million shares of Chiquita common stock. The market value of this investment was $337 million and $391 million at June 30, 1998 and December 31, 1997, respectively. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

   Summarized financial information for Chiquita follows (in millions):

                                        Six months ended June 30,
                                               1998         1997
     Net Sales                               $1,461       $1,278
     Operating Income                           144          139
     Net Income                                  94           84

                AMERICAN FINANCIAL GROUP, INC. 10-Q

D. Long-Term Debt The carrying value of long-term debt consisted of the following (in thousands):

                                                       June 30,   December 31,
                                                          1998           1997
    Holding Companies:
     AFG 7-1/8% Senior Debentures due December 2007   $100,000       $100,000
     AFC notes payable to banks due December 2002       97,000         45,000
     AFC 9-3/4% Debentures due April 2004               79,049         79,792
     APU 9-3/4% Subordinated Notes due August 1999      90,733         92,127
     APU 10-5/8% Subordinated Notes due April 2000      43,299         43,889
     APU 10-7/8% Subordinated Notes due May 2011        17,558         17,586
     Other                                               8,238          8,267

                                                      $435,877       $386,661
    Subsidiaries:
     AAG 6-7/8% Senior Notes due June 2008            $100,000       $   -
     AAG notes payable to banks due in
       installments to December 2003                    57,000        107,000
     AAG 11-1/8% Senior Subordinated Notes                -            24,080
     Notes payable secured by real estate               44,114         49,525
     Other                                              12,866         13,479

                                                      $213,980       $194,084

   At June 30, 1998, sinking fund and other scheduled principal payments on debt for the balance of 1998 and the subsequent five years were as follows (in thousands):

                   Holding
                 Companies   Subsidiaries        Total
      1998        $   -           $   967     $    967
      1999          89,853          2,039       91,892
      2000          42,042          8,751       50,793
      2001            -             1,473        1,473
      2002         102,349          1,364      103,713
      2003            -            58,402       58,402

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

   In February 1998, AFC entered into a new unsecured credit agreement with a group of banks under which AFC can borrow up to $300 million through December 2002. Borrowings bear interest at floating rates based on prime or Eurodollar rates.

   In January 1998, AAG replaced its existing bank lines with a new $200 million unsecured credit agreement. Loans under the credit agreement mature from 2000 to 2003 and bear interest at floating rates based on prime or Eurodollar rates. In February 1998, AAG borrowed $50 million under the line and retired its 11-1/8% Notes (including $24.3 million principal amount held by AAG and its subsidiaries). In June 1998, AAG sold $100 million principal amount of 6-7/8% Senior Notes due 2008 to the public and used the net proceeds to reduce outstanding indebtedness under the credit agreement.

                AMERICAN FINANCIAL GROUP, INC. 10-Q

E. Minority Interest Minority interest in AFG's balance sheet is comprised of the following (in thousands):

                                                 June 30,   December 31,
                                                    1998           1997
     Interest of noncontrolling shareholders
       in subsidiaries' common stock            $124,721       $115,843
     Preferred securities issued by
       subsidiary trusts                         325,000        325,000
     AFC preferred stock                          72,154         72,154

                                                $521,875       $512,997

   Preferred Securities Wholly-owned subsidiary trusts of AFC Holding ("AFCH") and AAG have issued $325 million of preferred securities
   and, in turn, purchased $325 million of newly authorized AFC            X
   Holding and AAG subordinated debt issues which provide interest and principal payments to fund the respective trusts' obligations. The preferred securities are mandatorily redeemable upon maturity or redemption of the subordinated debt.

   The preferred securities are summarized as follows:

     Date of                                                        Optional
     Issuance         Issue (Maturity Date)             Amount      Redemption Dates
     October 1996     AFCH 9-1/8% TOPrS (2026)    $100,000,000      On or after 10/22/2001
     November 1996    AAG 9-1/4% TOPrS (2026)       75,000,000      On or after 11/7/2001
     March 1997       AAG 8-7/8% Pfd   (2027)       75,000,000      On or after 3/1/2007
     May 1997         AAG 7-1/4% ROPES (2041)       75,000,000      Prior to 9/28/2000 and
                                                                       after 9/28/2001

   AFC Holding and AAG effectively provide unconditional guarantees of their respective trusts' obligations and AFG guarantees AFC Holding's obligation.

   AFC Preferred Stock AFC's Preferred Stock was voting, cumulative, and consisted of the following:

     Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at $25.75 per share beginning December 2005 declining to $25.00 at December 2007; 2,886,161 shares (stated value $72.2 million) outstanding at June 30, 1998 and December 31, 1997.

   Minority Interest Expense Minority interest expense is comprised of (in thousands):

                                                  Six months ended
                                                      June 30,
                                                    1998       1997
     Interest of noncontrolling shareholders
       in earnings of subsidiaries               $10,177    $ 7,743
     Accrued distributions by subsidiaries
       on preferred securities:
         Trust issued securities                  14,104     10,571
         AFC preferred stock                       2,886     11,743

                                                 $27,167    $30,057

                AMERICAN FINANCIAL GROUP, INC. 10-Q

F. Shareholders' Equity At June 30, 1998, there were 61,388,349 shares of AFG Common Stock outstanding, including 1,368,346 shares held by American Premier for distribution to certain creditors and other claimants pursuant to a plan of reorganization relating to American Premier's predecessor. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

   At June 30, 1998, there were 4.7 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 3.9 million shares outstanding. Options become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are generally fully exercisable upon grant. All options expire ten years after the date of grant.

   The change in net unrealized gain on marketable securities for the six months ended June 30 included the following (in millions):

                                                            Minority
                                           Pretax    Taxes  Interest      Net
                  1998
Unrealized holding gains (losses) on
  securities arising during the period     ($ 6.8)   $ 2.5    ($1.3)   ($ 5.6)
Less reclassification adjustment for
  realized gains included in net income     (10.1)     3.5       .3      (6.3)
Change in net unrealized gain on
  marketable securities                    ($16.9)   $ 6.0    ($1.0)   ($11.9)


                  1997
Unrealized holding gains (losses) on
  securities arising during the period      $87.2   ($30.6)   ($2.5)    $54.1
Less reclassification adjustment for
  realized gains included in net income      (5.4)     1.9       -       (3.5)
Change in net unrealized gain on
  marketable securities                     $81.8   ($28.7)   ($2.5)    $50.6

G. Extraordinary Items Extraordinary items represent AFG's proportionate share of losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                  Six months ended
                                       June 30,
                                    1998      1997
     Holding Companies:
      AFC (parent)                 ($ 35)     ($36)
      APU (parent)                   (43)      (42)
     Subsidiaries:
      AAG                           (649)        -

                                   ($727)     ($78)

                AMERICAN FINANCIAL GROUP, INC. 10-Q

H. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFG's Statement of Cash Flows consisted of the following (in thousands):

                                   Held to      Available
                                  Maturity       For Sale         Total
     1998
     Purchases                    $    826     $1,243,026    $1,243,852
     Maturities and redemptions    374,774        397,871       772,645
     Sales                          31,940(*)     326,657       358,597

     1997
     Purchases                    $  2,018     $1,204,113    $1,206,131
     Maturities and redemptions    197,546        163,228       360,774
     Sales                            -           698,990       698,990

     (*) Sold (at a gain of $.2 million) due to significant deterioration in the issuers' creditworthiness.

I. Commitments and Contingencies Other than as disclosed in "Legal Proceedings" in Part II of this report, there have been no significant changes to the matters discussed and referred to in Note N "Commitments and Contingencies" in AFG's Annual Report on Form 10-K for 1997.

J. Subsequent Event In July 1998, AAG reached a definitive agreement to sell its funeral services division for $164 million in cash. At June 30, 1998, the carrying value of the funeral services division was approximately $125 million. Completion of the sale, which is expected to occur in the fourth quarter of 1998, is subject to certain conditions, including receipt of regulatory approval.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios AFG's debt to total capital ratio (at the parent holding company level) was approximately 19% at June 30, 1998 and 17% at December 31, 1997. AFG's ratio of earnings to fixed charges (on a total enterprise basis) was 3.93 for the first six months of 1998 and 3.98 for the entire year of 1997.

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

   A new five-year, $300 million bank credit line was established by AFC in February 1998, replacing two subsidiary holding company lines. The new credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At June 30, 1998, there was $97 million borrowed under the credit line.

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

                AMERICAN FINANCIAL GROUP, INC. 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


   Investments Approximately 91% of the bonds and redeemable preferred stocks held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 1998. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

   AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

   RESULTS OF OPERATIONS

   General Pretax earnings before extraordinary items for the three months and six months ended June 30, 1998 were $66.6 million and $175.3 million, respectively, compared to $95.5 million and $197.0 million in the comparable 1997 periods. The decrease reflects a deterioration in underwriting results in the property and casualty operations due primarily to severe storms in the midwestern part of the country during the 1998 second quarter and a continuation of the adverse claims environment in the California workers' compensation business. These items were partially offset by growth in investment income, higher realized gains on sales of certain investments and income from the sale of real estate properties (primarily in the first quarter).

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

                AMERICAN FINANCIAL GROUP, INC. 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


   Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                               Three months ended    Six months ended
                                     June 30,             June 30,
                                  1998     1997        1998      1997
  Net Written Premiums (GAAP)
    NSA Group                   $284.3   $320.9    $  606.7  $  642.1
    Specialty Operations         272.6    257.6       519.5     522.0
    Commercial and Personal
      Operations                 121.3    135.8       239.2     230.6
    Other Lines                    7.9      7.3        15.6      15.8
                                $686.1   $721.6    $1,381.0  $1,410.5

  Combined Ratios (GAAP)
    NSA Group                     97.0%    96.9%       96.4%     96.8%
    Specialty Operations         110.0     88.0       105.9      90.3
    Commercial and Personal
      Operations                 116.7    102.7       110.4     102.9
    Aggregate (including
      other lines)               106.8     98.6       104.7      98.5

  (*) NSA operations in the United Kingdom have been reclassified to other lines.

    NSA Group The NSA Group's net written premiums decreased 11% in the second quarter and 5.5% in the first six months of the year compared to the same 1997 periods. The decline is due primarily to stronger price competition in the industry. Underwriting results for the second quarter and the first six months of the year were comparable to the previous periods.

    Specialty Operations The Specialty Operations' net written premiums increased 6% during the second quarter from the comparable 1997 period due primarily to the acquisition of a general aviation division during 1997. Net written premiums for the first six months of 1998 were down slightly from 1997 due to the inclusion in 1997 of certain in-force amounts obtained under a reinsurance agreement at the beginning of that year. Underwriting results for the second quarter and first six months of 1998 worsened from the comparable periods in 1997 due to (i) losses from the midwestern storms in the second quarter of 1998, (ii) the continuation of the adverse claims environment in the California workers' compensation business, (iii) weak results in the general aviation business and
   (iv) unusually good results in 1997 in the executive liability and non-profit organization lines.

    Commercial and Personal Operations The Commercial and Personal Operations' net written premiums declined 11% in the second quarter from the comparable period in 1997 primarily due to a decrease in personal automobile coverages in certain states and intense price competition in the commercial casualty markets. Net written premiums were 4% higher in the first six months of 1998 due to the initial impact of a reinsurance agreement for AFG's homeowners' business (which is still in effect) which made first quarter 1997 premiums unusually low. Excluding this impact, premiums declined approximately 9% during the first six months of 1998. The combined ratio for the second quarter of 1998 includes 17 percentage points due to losses from the midwestern storms.

   Life, Accident and Health Premiums and Benefits The increase in life, accident and health premiums and benefits reflects primarily AAG's acquisition of General Accident Life Assurance Company in December 1997 and increased sales of pre-need life insurance.

                AMERICAN FINANCIAL GROUP, INC. 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


   Investment Income  Investment income increased approximately
   $14.3 million (7%) for the second quarter of 1998 and $21.7 million (5%) in the first six months of 1998 compared to 1997 due primarily to an increase in the average amount of investments held partially offset by decreasing market interest rates.

   Investee Corporations Equity in net earnings of investee corporations represents AFG's proportionate share of Chiquita's earnings. Chiquita reported net income for the second quarter and first six months of 1998 of $53 million and $94 million, respectively, compared to $41 million and $84 million for the same periods in 1997.

   Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

   Gain on Sale of Investee and Subsidiary Chiquita's public issuance of shares of its common stock in the first and second quarters of 1998 resulted in pretax gains to AFG of $7.7 million and $1.7 million in those periods.

   Other Income Other income increased $11.6 million (22%) in the first six months of 1998 compared to 1997 due primarily to income of $10.4 million from the sale of operating real estate assets in the first quarter of 1998.

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

   Other Operating and General Expenses Other operating and general expenses increased $5.9 million (8%) during the second quarter and $13.6 million (9%) in the first six months of 1998 compared to 1997 due primarily to inclusion of the operations of General Accident following its acquisition in late 1997.

   New Accounting Standard to be Implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," was issued during the second quarter of 1998. The SOP is effective for fiscal years beginning after December 15, 1998, and requires that costs of start-up activities be expensed as incurred. The SOP requires that unamortized balances of previously deferred costs be expensed no later than the first quarter of 1999 and reported as the cumulative effect of a change in accounting principle. AAG had $11 million in capitalized start-up costs at June 30, 1998.

                AMERICAN FINANCIAL GROUP, INC. 10-Q
                              PART II
                         OTHER INFORMATION

                              Item 1

                         Legal Precedings

   Since 1994, AFG and its subsidiary, American Premier, have disclosed the existence of lawsuits which had been filed by USX Corporation and one of its former subsidiaries seeking $600 million. The disclosures stated that the companies believed they had sufficient defenses and did not expect to suffer any material loss from the litigation.

   On May 29, 1998, AFG's subsidiary, American Premier, received notice that the largest and last of the lawsuits had been dismissed in state court. This decision is similar to one issued earlier in the year by the United States District Court for the Northern District of Ohio granting American Premier's Motion for Summary Judgment in separate cases based on the same facts. All of USX's claims against American Premier have now been dismissed with prejudice. Although USX has appealed the earlier District Court decision and will likely appeal the May 1998 state court decision, AFG and American Premier continue to believe that they will not suffer a material loss from this litigation.


                              Item 4

        Submission of Matters to a Vote of Security Holders

   AFG's Annual Meeting of Shareholders was held on May 28, 1998; the only issue voted upon was the election of a Board of Directors. All of the eight nominees were elected. The votes cast for and those withheld are set forth below:

                Name             For        Against     Withheld    Abstain

        Theodore H. Emmerich  55,334,146      N/A       305,799       N/A
        James E. Evans        55,336,602      N/A       303,343       N/A
        Thomas M. Hunt        55,329,047      N/A       310,898       N/A
        Carl H. Lindner       55,283,556      N/A       356,389       N/A
        Carl H. Lindner III   55,322,851      N/A       317,094       N/A
        Keith E. Lindner      55,325,197      N/A       314,748       N/A
        S. Craig Lindner      55,322,413      N/A       317,532       N/A
        William R. Martin     55,334,832      N/A       305,113       N/A


     N/A - Not Applicable

                              Item 5

                         Other Information

   Shareholder Proposals

   The Proxy Form used by the Company for its Annual Meeting of Shareholders typically grants authority to management's proxies to vote in their discretion on any matters that come before the Meeting as to which adequate notice has not been received. In order for a notice to be deemed adequate for the 1999 Annual
   Meeting, it must be received by March 7, 1999. In order for a proposal to be considered for inclusion in the Company's proxy statement for that Meeting, it must be received by December 31, 1998.

                AMERICAN FINANCIAL GROUP, INC. 10-Q
                              PART II
                   OTHER INFORMATION - CONTINUED


                              Item 6

                 Exhibits and Reports on Form 8-K


   (a) Exhibit 27.1 - Financial Data Schedule as of June 30, 1998.
                      For submission in electronic filing only.

   (b) Reports on Form 8-K: None.






                             Signature


   Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Group, Inc.



   August 12, 1998                 BY:   Fred J. Runk
                                         Fred J. Runk
                                         Senior Vice President and Treasurer