Form 10-Q
period 1998-09-30
AMERICAN FINANCIAL GROUP INC
filed 1998-11-13
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
September 30, 1998                                  No. 1-13653



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


   As of November 1, 1998, there were 61,066,903 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

                  AMERICAN FINANCIAL GROUP, INC. 10-Q
                                PART I
                         FINANCIAL INFORMATION

            AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                        (Dollars In Thousands)

                                                   September 30,  December 31,
                                                           1998          1997
Assets:
 Cash and short-term investments                    $   412,411   $   257,117
 Investments:
   Fixed maturities:
     Held to maturity - at amortized cost
       (market - $2,912,300 and $3,419,000)           2,765,074     3,328,082
     Available for sale - at market
       (amortized cost - $7,462,670 and $7,225,736)   7,897,070     7,532,836
   Other stocks - principally at market
     (cost - $196,868 and $153,322)                     393,468       446,222
   Investment in investee corporation                   232,933       200,714
   Policy loans                                         221,208       240,955
   Real estate and other investments                    272,401       283,979
     Total investments                               11,782,154    12,032,788

 Recoverables from reinsurers and prepaid
   reinsurance premiums                               1,161,686       998,743
 Agents' balances and premiums receivable               754,855       691,005
 Deferred acquisition costs                             500,052       521,898
 Other receivables                                      261,676       243,330
 Assets held in separate accounts                        84,890       300,491
 Prepaid expenses, deferred charges and other assets    364,159       410,569
 Cost in excess of net assets acquired                  283,422       299,408

                                                    $15,605,305   $15,755,349

Liabilities and Capital:
 Unpaid losses and loss adjustment expenses         $ 4,528,175   $ 4,225,336
 Unearned premiums                                    1,294,259     1,328,910
 Annuity benefits accumulated                         5,424,690     5,528,111
 Life, accident and health reserves                     339,558       709,899
 Long-term debt:
   Holding companies                                    432,589       386,661
   Subsidiaries                                         207,306       194,084
 Liabilities related to separate accounts                84,890       300,491
 Accounts payable, accrued expenses and other
   liabilities                                          979,677       906,151
     Total liabilities                               13,291,144    13,579,643

 Minority interest                                      525,441       512,997

 Shareholders' Equity:
   Common Stock, no par value
     - 200,000,000 shares authorized
     - 61,046,072 and 61,048,904 shares outstanding      61,046        61,049
   Capital surplus                                      781,780       775,689
   Retained earnings                                    584,494       477,071
   Net unrealized gain on marketable securities,
     net of deferred income taxes                       361,400       348,900
     Total shareholders' equity                       1,788,720     1,662,709

                                                    $15,605,305   $15,755,349

                  AMERICAN FINANCIAL GROUP, INC. 10-Q

            AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                 (In Thousands, Except Per Share Data)

                                                 Three months ended            Nine months ended
                                                    September 30,                September 30,
                                                    1998         1997            1998         1997
Income:
  Property and casualty insurance
    premiums                                  $  696,537   $  739,858      $2,080,003   $2,102,001
  Life, accident and health premiums              50,434       32,149         145,710       84,845
  Investment income                              222,683      218,684         671,923      646,178
  Equity in net earnings (loss) of investee       (5,518)     (13,914)         26,396       18,094
  Realized gains on sales of:
    Securities                                    14,302       29,682          28,890       35,693
    Investee and subsidiaries                     11,090         -             20,510          731
    Other investments                               -            -              6,843         -
  Other income                                    42,276       28,347         106,153       80,633
                                               1,031,804    1,034,806       3,086,428    2,968,175

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses          513,537      545,915       1,577,440    1,510,426
    Commissions and other underwriting
      expenses                                   201,777      208,975         586,409      586,580
  Annuity benefits                                64,514       72,868         204,735      212,305
  Life, accident and health benefits              40,547       28,250         115,208       78,238
  Interest charges on borrowed money              14,932       12,879          42,878       40,433
  Minority interest expense                       16,628       16,794          43,795       46,851
  Other operating and general expenses            93,816       91,657         254,616      238,882
                                                 945,751      977,338       2,825,081    2,713,715

Earnings before income taxes and
  extraordinary items                             86,053       57,468         261,347      254,460
Provision for income taxes                        29,622       23,801          97,464       96,396

Earnings before extraordinary items               56,431       33,667         163,883      158,064

Extraordinary items - loss on prepayment
  of debt                                            (36)      (6,973)           (763)      (7,051)

Net Earnings                                  $   56,395   $   26,694      $  163,120   $  151,013


Basic earnings (loss) per Common Share:
  Before extraordinary items                        $.92         $.57           $2.67        $2.65
  Loss on prepayment of debt                         -           (.12)           (.01)        (.12)
  Net earnings available to Common Shares           $.92         $.45           $2.66        $2.53

Diluted earnings (loss) per Common Share:
  Before extraordinary items                        $.91         $.56           $2.63        $2.60
  Loss on prepayment of debt                         -           (.12)           (.01)        (.12)
  Net earnings available to Common Shares           $.91         $.44           $2.62        $2.48

Average number of Common Shares:
  Basic                                           61,374       58,939          61,278       59,747
  Diluted                                         62,191       60,349          62,315       60,853

                  AMERICAN FINANCIAL GROUP, INC. 10-Q

            AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        (Dollars in Thousands)

                                                     Common Stock              Unrealized
                                            Common    and Capital   Retained      Gain on   Comprehensive
                                            Shares        Surplus   Earnings   Securities          Income
Balance at January 1, 1998              61,048,904       $836,738   $477,071     $348,900

 Net earnings                                 -              -       163,120         -           $163,120
 Dividends on Common Stock                    -              -       (45,960)        -               -
 Shares issued:
 Exercise of stock options                 296,416          8,288       -            -               -
 Dividend reinvestment plan                  7,094            294       -            -               -
 Employee stock purchase plan               51,323          2,089       -            -               -
 401-K plan company match                   44,035          1,783       -            -               -
 Portion of bonuses paid in stock           20,300            816       -            -               -
 Directors fees paid in stock                1,622             68       -            -               -
 Shares repurchased                       (423,622)        (5,846)    (9,737)        -               -
 Capital transactions of subsidiaries         -            (1,470)      -            -               -
 Change in unrealized                         -              -          -          12,500          12,500
 Other                                        -                66       -            -               -

Balance at September 30, 1998           61,046,072       $842,826   $584,494     $361,400        $175,620



Balance at January 1, 1997              61,071,626       $806,721   $559,716     $188,000

Net earnings                                  -              -       151,013         -           $151,013
 Dividends on Common Stock                    -              -       (44,844)        -               -
 Shares issued:
 Exercise of stock options                 131,994          2,849       -            -               -
 Dividend reinvestment plan                  6,651            257       -            -               -
 Employee stock purchase plan               50,065          1,942       -            -               -
 Portion of bonuses paid in stock           40,500          1,521       -            -               -
 Directors fees paid in stock                1,164             45       -            -               -
 Shares repurchased                     (2,327,943)       (30,774)   (53,452)        -               -
 Capital transactions of subsidiaries         -            (1,470)      -            -               -
 Change in unrealized                         -              -          -         130,200         130,200
 Other                                        -              (449)      -            -               -

Balance at September 30, 1997           58,974,057       $780,642   $612,433     $318,200        $281,213

                  AMERICAN FINANCIAL GROUP, INC. 10-Q

            AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands)

                                                      Nine months ended
                                                         September 30,
                                                        1998          1997
Operating Activities:
  Net earnings                                    $  163,120    $  151,013
  Adjustments:
   Extraordinary items                                   763         7,051
   Depreciation and amortization                      71,589        51,202
   Annuity benefits                                  204,735       212,144
   Equity in net earnings of investee                (26,396)      (18,094)
   Changes in reserves on assets                         761          (102)
   Realized gains on investing activities            (80,357)      (36,102)
   Increase in reinsurance and other receivables    (247,348)     (216,610)
   Decrease (increase) in other assets              (125,140)       64,850
   Increase in insurance claims and reserves         293,264       188,305
   Increase (decrease) in other liabilities          121,631       (86,022)
   Increase in minority interest                       9,196        16,542
   Dividends from investee                             3,600         3,600
   Other, net                                         (9,792)      (17,590)
                                                     379,626       320,187
Investing Activities:
  Purchases of and additional investments in:
   Fixed maturity investments                     (1,682,077)   (1,816,909)
   Equity securities                                 (54,971)      (22,783)
   Subsidiaries                                      (30,325)       (4,900)
   Real estate, property and equipment               (49,425)      (35,396)
  Maturities and redemptions of fixed maturity
   investments                                     1,017,153       535,178
  Sales of:
   Fixed maturity investments                        544,722       935,942
   Equity securities                                  19,119        85,677
   Subsidiaries                                      164,589         2,500
   Real estate, property and equipment                48,634         2,792
  Cash and short-term investments of acquired
    (former) subsidiaries                            (19,646)          (70)
  Increase in other investments                       (9,363)       (4,448)
                                                     (51,590)     (322,417)

Financing Activities:
  Fixed annuity receipts                             358,659       369,731
  Annuity surrenders, benefits and withdrawals      (538,912)     (439,818)
  Additional long-term borrowings                    217,537        63,090
  Reductions of long-term debt                      (159,383)     (110,494)
  Issuances of Common Stock                            9,725         4,835
  Repurchases of Common Stock                        (14,702)      (84,226)
  Issuances of trust preferred securities               -          149,353
  Cash dividends paid                                (45,666)      (44,586)
                                                    (172,742)      (92,115)

Net Increase (Decrease) in Cash and Short-term
  Investments                                        155,294       (94,345)

Cash and short-term investments at beginning
  of period                                          257,117       448,296

Cash and short-term investments at end of period  $  412,411    $  353,951

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

   AFG's ownership of subsidiaries and significant investees with publicly traded common shares was as follows:
                                                  September 30,   December 31,
                                                          1998    1997   1996
     American Annuity Group, Inc. ("AAG")                   82%     81%    81%
     American Financial Enterprises, Inc. ("AFEI")           -     (*)     83%
     Chiquita Brands International, Inc.                    37%     39%    43%

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

   Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over their expected average lives using the interest method.

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

     Life, Accident and Health Reserves Liabilities for future policy benefits under traditional life, accident and health policies are computed using a net level premium method. Computations are based on anticipated investment yield, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

                  AMERICAN FINANCIAL GROUP, INC. 10-Q

     Assets Held In and Liabilities Related to Separate Accounts Separate account assets and related liabilities represent variable annuity deposits and, in 1997, include deposits maintained by several banks under a previously offered tax-deferred annuity program which was sold as part of the Funeral Services division (see Note B).

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

   Income Taxes AFC and American Premier Underwriters, Inc. ("American Premier" or "APU") have each filed consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. AFG (parent) was included in American Premier's consolidated return for 1996. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of American Premier to AFC. Accordingly, AFC and American Premier filed a consolidated return for 1997. Because holders of AFC Preferred Stock hold in excess of 20% of AFC's voting rights, AFG (parent) and AFC Holding Company own less than 80% of AFC, and therefore, filed separate returns.

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

   Start-up Costs Certain costs associated with introducing new products and distribution channels are deferred by AAG and are amortized on a straight-line basis over 5 years. See Management's Discussion and Analysis - "New Accounting Standard to be
   Implemented."

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

                  AMERICAN FINANCIAL GROUP, INC. 10-Q

B. Sale of Subsidiaries On September 30, 1998, AAG sold its Funeral Services division for approximately $165 million in cash. AFG realized a pretax gain of $21.6 million, before $2.7 million of minority interest, on this sale.

   In September 1998, AFG reached a definitive agreement to sell the majority of its commercial lines division to Ohio Casualty Company for $300 million in cash plus warrants to purchase 3 million shares of Ohio Casualty common stock. The commercial lines being sold generated net written premiums of approximately $215 million and $235 million for the nine months ended September 30, 1998 and 1997, respectively, and $330 million for the year ended
   December 31, 1997. AFG expects to record a pretax gain in excess of $140 million on this transaction. Completion of the sale, which is expected to occur in the fourth quarter of 1998, is subject to certain conditions, including receipt of regulatory approval.

C. Segments of Operations Following the sale of its Commercial lines division, AFG's property and casualty group will be engaged primarily in private passenger automobile and specialty insurance businesses. AFG's annuity and life business primarily sells tax-deferred annuities to employees of primary and secondary educational institutions and hospitals. In addition, AFG has owned significant portions of the voting equity securities of certain companies (investee corporation - see Note D).

   The Financial Accounting Standards Board issued SFAS No. 131,
   "Disclosures about Segments of an Enterprise and Related
   Information", which is required to be implemented by the end of 1998. The implementation of SFAS No. 131 will have no effect on AFG's earnings or its financial position.

   The following table (in thousands) shows AFG's revenues by significant business segment. The Personal group consists of the nonstandard auto group along with the preferred/standard private passenger auto and other personal insurance business, formerly included in the Commercial and Personal lines. The Specialty group now includes a highly diversified group of specialty business units (formerly, Specialty lines) plus the commercial business previously included in the Commercial and Personal lines.

                                         Nine months ended September 30,
                                                      1998         1997
     Property and casualty insurance:
      Premiums earned:
        Personal                                $  980,288   $1,017,976
        Specialty                                1,068,854    1,056,531
        Other (a)                                   30,861       27,494
                                                 2,080,003    2,102,001
      Investment and other income                  376,684      340,608
                                                 2,456,687    2,442,609
     Annuities and life (b)                        584,834      466,046
     Other                                          18,511       41,426
                                                 3,060,032    2,950,081
     Equity in net earnings of investee             26,396       18,094

                                                $3,086,428   $2,968,175

      (a) Includes nonstandard auto group operations in the United Kingdom.
      (b) Represents primarily investment income.

                  AMERICAN FINANCIAL GROUP, INC. 10-Q

D. Investment in Investee Corporation Investment in investee corporation reflects AFG's ownership of 24 million shares of Chiquita common stock. The market value of this investment was $253 million and $391 million at September 30, 1998 and December 31, 1997, respectively. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

   Summarized financial information for Chiquita follows (in millions):

                                 Nine months ended September 30,
                                               1998         1997
     Net Sales                               $2,095       $1,834
     Operating Income                           157          134
     Net Income                                  83           56

   In November 1998, Chiquita reported that it had incurred significant damage to its operations in Honduras as a result of widespread flooding caused by Hurricane Mitch. Chiquita estimated that its asset write-offs and charges relating to Honduras for its fourth quarter will be in the $50 million range.

E. Long-Term Debt The carrying value of long-term debt consisted of the following (in thousands):

                                                   September 30,  December 31,
                                                           1998          1997
    Holding Companies:
     AFG 7-1/8% Senior Debentures due December 2007    $100,000      $100,000
     AFC notes payable to banks due December 2002        95,000        45,000
     AFC 9-3/4% Debentures due April 2004                78,797        79,792
     APU 9-3/4% Subordinated Notes due August 1999       89,738        92,127
     APU 10-5/8% Subordinated Notes due April 2000       43,108        43,889
     APU 10-7/8% Subordinated Notes due May 2011         17,544        17,586
     Other                                                8,402         8,267

                                                       $432,589      $386,661
    Subsidiaries:
     AAG 6-7/8% Senior Notes due June 2008             $100,000      $   -
     AAG notes payable to banks due in
       installments to December 2003                     57,000       107,000
     AAG 11-1/8% Senior Subordinated Notes                 -           24,080
     Notes payable secured by real estate                37,744        49,525
     Other                                               12,562        13,479

                                                       $207,306      $194,084

   At September 30, 1998, sinking fund and other scheduled principal payments on debt for the balance of 1998 and the subsequent five years were as follows (in thousands):
                     Holding
                   Companies   Subsidiaries         Total
      1998          $   -           $   472      $    472
      1999            89,030          1,962        90,992
      2000            42,042          8,666        50,708
      2001              -             1,381         1,381
      2002           100,502          1,266       101,768
      2003              -            58,294        58,294

                  AMERICAN FINANCIAL GROUP, INC. 10-Q

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

F. Minority Interest Minority interest in AFG's balance sheet is comprised of the following (in thousands):

                                              September 30,  December 31,
                                                      1998          1997
     Interest of noncontrolling shareholders
       in subsidiaries' common stock              $128,287      $115,843
     Preferred securities issued by
       subsidiary trusts                           325,000       325,000
     AFC preferred stock                            72,154        72,154

                                                  $525,441      $512,997

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

   AFC Preferred Stock AFC's Preferred Stock was voting, cumulative, and consisted of the following:

     Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at $25.75 per share beginning December 2005 declining to $25.00 at December 2007; 2,886,161 shares (stated value $72.2 million) outstanding at September 30, 1998 and December 31, 1997.

                  AMERICAN FINANCIAL GROUP, INC. 10-Q

   Minority Interest Expense Minority interest expense is comprised of (in thousands):
                                                 Nine months ended
                                                    September 30,
                                                    1998      1997
     Interest of noncontrolling shareholders
       in earnings of subsidiaries               $18,323   $11,680
     Accrued distributions by subsidiaries
       on preferred securities:
         Trust issued securities                  21,143    17,558
         AFC preferred stock                       4,329    17,613

                                                 $43,795   $46,851

G. Shareholders' Equity At September 30, 1998, there were 61,046,072 shares of AFG Common Stock outstanding, including 1,367,981 shares held by American Premier for distribution to certain creditors and other claimants pursuant to a plan of reorganization relating to American Premier's predecessor. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

   At September 30, 1998, there were 4.7 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 3.8 million shares outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. All options expire ten years after the date of grant.

   The change in net unrealized gain on marketable securities for the nine months ended September 30 included the following (in millions):

                                                                     Minority
                                                    Pretax   Taxes   Interest      Net
                       1998
      Unrealized holding gains (losses) on
        securities arising during the period        $ 67.2  ($22.0)    ($ 7.0)    $ 38.2
      Less reclassification adjustment for
        realized gains included in net income and
        unrealized gains of subsidiaries sold        (45.1)   15.8        3.6      (25.7)
      Change in net unrealized gain on
        marketable securities                       $ 22.1  ($ 6.2)    ($ 3.4)    $ 12.5


                       1997
      Unrealized holding gains (losses) on
        securities arising during the period        $254.0  ($89.0)    ($11.6)    $153.4
      Less reclassification adjustment for
        realized gains included in net income        (36.1)   12.6         .3      (23.2)
      Change in net unrealized gain on
        marketable securities                       $217.9  ($76.4)    ($11.3)    $130.2

                  AMERICAN FINANCIAL GROUP, INC. 10-Q

H. Extraordinary Items Extraordinary items represent AFG's proportionate share of losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                          Nine months ended
                                            September 30,
                                            1998       1997
       Holding Companies:
         AFC (parent)                      ($ 51)   ($5,357)
         APU (parent)                        (63)      (444)
       Subsidiaries:
         AAG                                (649)    (1,250)

                                           ($763)   ($7,051)

I. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFG's Statement of Cash Flows consisted of the following (in thousands):

                                    Held to       Available
                                   Maturity        For Sale         Total
      1998
      Purchases                    $    826      $1,681,251    $1,682,077
      Maturities and redemptions    478,860         538,293     1,017,153
      Sales                          37,903 (*)     506,819       544,722

      1997
      Purchases                    $  4,118      $1,812,791    $1,816,909
      Maturities and redemptions    268,432         266,746       535,178
      Sales                            -            935,942       935,942

     (*) Sold (at a gain of $.7 million) due to significant deterioration in the issuers' creditworthiness.

J. Commitments and Contingencies Other than as disclosed in "Legal Proceedings" in Part II of AFG's June 30, 1998 Form 10-Q, there have been no significant changes to the matters discussed and referred to in Note N "Commitments and Contingencies" in AFG's Annual Report on Form 10-K for 1997.

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

   Year 2000 Status AFG's Year 2000 Project is a corporate-wide program designed to ensure that its computer systems will function properly in the year 2000. The Project also encompasses communicating with agents, vendors, financial institutions and others with which the companies conduct business to determine their Year 2000 readiness and resulting effects on AFG. AFG's Year 2000 Project is being coordinated by its Year 2000 Project Office which monitors the work being performed by the various business units and reports monthly to the Audit Committee of the Board of Directors and more frequently to senior management.

   To address the Year 2000 problem, AFG's operations have been divided into separate systems groups. At September 30, 1998, these groups were in the process of either (i) modifying their software programs or (ii) replacing programs with new software that is Year 2000 compliant. Nearly three-fourths of the groups are "on target" to meet AFG's goal of having program modifications and new software installations substantially completed by the end of 1998, with testing continuing in and through 1999. About one-fourth of the groups are being "closely watched" because there is some risk that critical dates in the project schedule may be missed with a potential for some disruption of normal business operations. One group is considered "critical" at this time since it has significantly missed internal project deadlines. This project has recently been reorganized and staffing levels have been increased. The project is being closely monitored and will be reviewed to determine if it can be upgraded to the "closely watched" category during the fourth quarter of 1998.

   Contingency plans have been developed for certain systems deemed most critical to operations. These plans provide a documented order of actions necessary to keep the business functions operating for these systems. Such plans typically include procedures and workflow processes for developing contingent databases. Contingency planning for other systems deemed critical to operations and reasonably likely not to be modified on schedule will begin in the fourth quarter of 1998 and be completed by mid-1999.

   Many of the systems being replaced were planned replacements which were merely accelerated due to the Year 2000 problem. In addition, a significant portion of AFG's Year 2000 Project is being completed using internal staff. Therefore, cost estimates for the Year 2000 Project do not entirely represent incremental costs.

   From inception in the early 1990s through September 30, 1998, AFG has incurred approximately $32 million in Year 2000 costs, including capitalized costs of $7 million for new systems. During the first nine months of 1998, $17 million in Year 2000 costs have been expensed. AFG estimates that it will incur an additional $30 million of such costs in completing the Project.

                  AMERICAN FINANCIAL GROUP, INC. 10-Q

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations - Continued


   Projected Year 2000 costs and completion dates are based on management's best estimates. However, there can be no assurance that these estimates will be achieved. Should software modifications and new software installations not be completed on a timely basis, the resulting disruptions could have a material adverse affect on operations.

   AFG's operations could also be affected by the inability of third parties such as agents and vendors to become Year 2000 compliant. In addition, AFG's property and casualty insurance subsidiaries are reviewing the potential impact of the Year 2000 issue on insureds as part of their underwriting process. They are also reviewing policy forms, issuing clarifying endorsements where appropriate and examining coverage issues for Year 2000 exposures. While it is possible that Year 2000 claims may emerge in future periods, it is not possible to estimate any such amounts.

   A&E Reserves Under the agreement to sell a majority of its Commercial lines division, AFG will retain liabilities for certain asbestos and environmental exposures ("A&E") relating to claims under policies written prior to the mid-1980's. AFG's insurance subsidiaries are in the process of reviewing their A&E reserves and expect this review to be completed before the end of this year. While its A&E reserves at September 30, 1998, were about $350 million, approximately 10 times the preceding three years' average claim payments, AFG expects that the review could indicate estimated ultimate aggregate losses as much as two-thirds greater than that amount. Any additional A&E reserves estimated to be required will be recorded as a special charge upon completion of the review.

   Forward-Looking Statements The Private Securities Litigation Reform Act of 1995 encourages corporations to provide investors with information about the company's anticipated performance and provides protection from liability if future results are not the same as management's expectations. This document contains certain forward-looking statements that are based on assumptions which management believes are reasonable, but by their nature, inherently uncertain. Future results could differ materially from those projected. Factors that could cause such differences include, but are not limited to: changes in economic conditions, regulatory actions, level of catastrophe losses, the Year 2000 issue, and competitive pressures. AFG undertakes no obligation to update any forward-looking statements.

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios AFG's debt to total capital ratio (at the parent holding company level) was approximately 18% at September 30, 1998 and 17% at December 31, 1997. AFG's ratio of earnings to fixed charges (on a total enterprise basis) was 4.20 for the first nine months of 1998 and 3.98 for the entire year of 1997.

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

   A new five-year, $300 million bank credit line was established by AFC in February 1998, replacing two subsidiary holding company lines. The new credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At September 30, 1998, there was $95 million borrowed under the credit line.

                  AMERICAN FINANCIAL GROUP, INC. 10-Q

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations - Continued


   Dividend payments from subsidiaries have been very important to the liquidity and cash flow of the individual holding companies in the past. However, the reliance on such dividend payments has been lessened by the combination of (i) strong capital at AFG's insurance subsidiaries (and the related decreased likelihood of a need for investment in those companies), (ii) the reduction of debt at the holding companies from historical levels (and the related decrease in ongoing cash needs for interest and principal payments), (iii) AFG's ability to obtain financing in capital markets, as well as (iv) the sales of non-core investments.

   Investments Approximately 91% of fixed maturities held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 1998.
   Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

   AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

   RESULTS OF OPERATIONS

   General Pretax earnings before extraordinary items for the three months ended September 30, 1998 were $86.1 million compared to $57.5 million for the third quarter of 1997. The earnings improvement for the 1998 quarter reflects an increase in investment income and income from the sale of lease residuals and real estate properties, a decrease in investee losses, a reduction in dividend requirements on a subsidiary's preferred stock and the absence of certain costs and expenses included in the 1997 period.

   Pretax earnings before extraordinary items for the nine months ended September 30, 1998 were $261.3 million compared to $254.5 million for the first nine months of 1997. The earnings reflect higher realized gains in addition to those items mentioned above related to the third quarter, partially offset by a deterioration in underwriting results in the property and casualty operations due primarily to severe storms in the midwestern part of the country during the 1998 second quarter and a continuation of the adverse claims environment in the California workers' compensation business.

   Property and Casualty Insurance - Underwriting Following the sale of its Commercial Lines division as described in Note B, which is expected to be completed in the fourth quarter of 1998, AFG's property and casualty group will be engaged primarily in private passenger automobile and specialty insurance businesses. Accordingly, AFG has realigned its property and casualty group into two major business groups: Personal and Specialty.

   The Personal group consists of the nonstandard auto group along with the preferred/standard private passenger auto and other personal insurance business, formerly included in the Commercial and Personal lines. The nonstandard automobile insurance companies insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria.

                  AMERICAN FINANCIAL GROUP, INC. 10-Q

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations - Continued


   The Specialty group includes a highly diversified group of business lines (formerly, Specialty lines) plus the commercial business previously included in the Commercial and Personal lines. Some of the more significant areas are executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, California workers' compensation, non-profit liability, general aviation coverages, fidelity and surety bonds, and umbrella and excess coverages. Commercial lines businesses to be sold include certain coverages in workers' compensation, commercial multi-peril, umbrella, and commercial automobile.

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

   Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                   Three months ended     Nine months ended
                                     September 30,          September 30,
                                       1998      1997        1998       1997
      Net Written Premiums (GAAP)
        Personal                     $314.3    $329.0    $  998.0   $1,030.6
        Specialty                     357.9     397.7     1,039.6    1,090.8
        Other                           2.1      13.6        17.7       29.4
                                     $674.3    $740.3    $2,055.3   $2,150.8

      Combined Ratios (GAAP)
        Personal                       97.3%     98.5%       96.9%      99.1%
        Specialty                     106.0     103.9       107.5       96.5
        Aggregate (including
          other)                      102.8     102.0       104.1       99.8

     Personal The Personal group's net written premiums decreased 4% in the third quarter and 3% in the first nine months of the year compared to the same 1997 periods. The decline is due primarily to stronger price competition in the personal automobile market.

     Specialty The Specialty group's net written premiums decreased $39.8 million (10%) during the third quarter from the comparable 1997 period due primarily to the initial impact of a reinsurance agreement whereby approximately 30% of AFG's California workers' compensation premiums are being ceded. Also, the Specialty group's writings continue to be affected by intense price competition in the commercial casualty markets. Underwriting results for the third quarter of 1998 continue to be affected by the adverse claims environment in the California workers' compensation business and weak results in the general aviation business.

                  AMERICAN FINANCIAL GROUP, INC. 10-Q

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations - Continued


   Net written premiums for the first nine months of 1998 decreased $51.2 million (5%) from 1997 due to the workers' compensation reinsurance agreement mentioned above and a decline in commercial multi-peril due to price competition. Underwriting results for the first nine months of 1998 worsened from the comparable periods in 1997 due to (i) losses from the midwestern storms in the second quarter of 1998, (ii) the continuation of the adverse claims environment in the California workers' compensation business,
   (iii) weak results in the general aviation business and (iv) unusually good results in 1997 in certain other lines.

   Life, Accident and Health Premiums and Benefits The increase in life, accident and health premiums and benefits reflects primarily AAG's acquisition of GA Life Assurance Company in December 1997 and increased sales of pre-need life insurance.

   Investment Income  Investment income increased approximately
   $4 million (2%) for the third quarter of 1998 and $25.7 million (4%) in the first nine months of 1998 compared to 1997 due primarily to an increase in the average amount of investments held partially offset by decreasing market interest rates.

   Investee Corporations Equity in net earnings of investee corporations represents AFG's proportionate share of Chiquita's earnings. Chiquita reported net income (losses) for the third quarter and first nine months of 1998 of ($11 million) and $83 million, respectively, compared to ($28 million) and $56 million for the same periods in 1997.

   Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

   Gains on Sales of Investee and Subsidiaries

     Investee Chiquita's public issuance of shares of its common stock in the first and second quarters of 1998 resulted in pretax gains to AFG of $7.7 million and $1.7 million in those periods.

     Subsidiaries In the third quarter of 1998, AFG recorded a pretax gain of $21.6 million on AAG's sale of its Funeral Services Division and a charge of $10.5 million relating to operations expected to be sold or otherwise disposed of.

   Other Income Other income increased $13.9 million (49%) during the third quarter and $25.5 million (32%) in the first nine months of 1998 compared to 1997 due primarily to income from the sale of operating real estate assets and lease residuals.

   Annuity Benefits Annuity benefits reflect interest credited to annuity policyholders' funds accumulated. The majority of AAG's fixed rate annuity products permit AAG to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. While management believes the recent interest rate environment has contributed to an increase in annuitizations and surrenders, AAG's persistency rate remains over 87%. A continuation of the current interest rate environment could adversely affect this rate.

   Interest on Borrowed Money  Interest expense increased
   $2.1 million (16%) during the third quarter and $2.4 million (6%) during the first nine months of 1998 from the comparable 1997 periods due primarily to an increase in outstanding indebtedness.

                  AMERICAN FINANCIAL GROUP, INC. 10-Q

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations - Continued


   New Accounting Standard to be Implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," was issued during the second quarter of 1998. The SOP is effective for fiscal years beginning after December 15, 1998, and requires that costs of start-up activities be expensed as incurred. The SOP requires that unamortized balances of previously deferred costs be expensed no later than the first quarter of 1999 and reported as the cumulative effect of a change in accounting principle. AAG had approximately $8 million in capitalized start-up costs at September 30, 1998.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be implemented for fiscal years beginning after June 15, 1999. Management does not anticipate that implementation of the new statement will have a significant effect on AFG's earnings or its financial position.

                  AMERICAN FINANCIAL GROUP, INC. 10-Q
                                PART II
                           OTHER INFORMATION


                                Item 6

                   Exhibits and Reports on Form 8-K


   (a) Exhibit 27.1 - Financial Data Schedule as of September 30, 1998.
                      For submission in electronic filing only.

   (b) Reports on Form 8-K:

         Date of Report         Item Reported

         September 21, 1998     Agreement to sell Commercial Lines Division











                               Signature


   Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Group, Inc.



   November 12, 1998           BY: Fred J. Runk
                                   Fred J. Runk
                                   Senior Vice President and Treasurer