Form 10-Q
period 1999-03-31
AMERICAN FINANCIAL GROUP INC
filed 1999-05-14
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File
March 31, 1999                                          No. 1-13653



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


   As of May 1, 1999, there were 60,015,210 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q
                                  PART I
                           FINANCIAL INFORMATION

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                          (Dollars In Thousands)

                                                       March 31,  December 31,
                                                           1999          1998
Assets:
 Cash and short-term investments                    $   343,281   $   296,721
 Investments:
   Fixed maturities - at market
     (amortized cost - $9,987,367 and $9,921,344)    10,248,767    10,324,344
   Other stocks - at market
     (cost - $214,321 and $207,345)                     442,521       430,345
   Investment in investee corporation                   207,255       192,138
   Policy loans                                         219,341       220,496
   Real estate and other investments                    254,713       271,915
       Total investments                             11,372,597    11,439,238

 Recoverables from reinsurers and prepaid
   reinsurance premiums                               1,854,355     1,973,895
 Agents' balances and premiums receivable               596,952       618,198
 Deferred acquisition costs                             489,682       464,047
 Other receivables                                      274,850       306,821
 Assets held in separate accounts                       162,252       120,049
 Prepaid expenses, deferred charges and other assets    336,667       344,465
 Cost in excess of net assets acquired                  278,724       281,769

                                                    $15,709,360   $15,845,203

Liabilities and Capital:
 Unpaid losses and loss adjustment expenses         $ 4,684,377   $ 4,773,377
 Unearned premiums                                    1,084,399     1,232,848
 Annuity benefits accumulated                         5,482,277     5,449,633
 Life, accident and health reserves                     350,814       341,595
 Long-term debt:
   Holding companies                                    465,384       415,536
   Subsidiaries                                         195,497       176,896
 Liabilities related to separate accounts               162,252       120,049
 Accounts payable, accrued expenses and other
   liabilities                                        1,127,952     1,097,316
       Total liabilities                             13,552,952    13,607,250

 Minority interest                                      507,707       521,776

 Shareholders' Equity:
   Common Stock, no par value
     - 200,000,000 shares authorized
     - 59,979,251 and 60,928,322 shares outstanding      59,979        60,928
   Capital surplus                                      761,338       770,721
   Retained earnings                                    543,284       527,028
   Net unrealized gain on marketable securities,
     net of deferred income taxes                       284,100       357,500
       Total shareholders' equity                     1,648,701     1,716,177

                                                    $15,709,360   $15,845,203

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF EARNINGS
                   (In Thousands, Except Per Share Data)


                                                       Three months ended
                                                             March 31,
                                                         1999          1998
Income:
  Property and casualty insurance premiums           $537,466    $  676,172
  Life, accident and health premiums                   25,588        46,816
  Investment income                                   203,910       220,328
  Equity in net earnings of investee                   16,317        13,918
  Realized gains on sales of:
    Securities                                          4,449         7,446
    Investee                                             -            7,704
    Other investments                                    -            6,843
  Other income                                         26,057        37,551
                                                      813,787     1,016,778

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses               365,829       499,825
    Commissions and other underwriting expenses       168,221       193,605
  Annuity benefits                                     64,941        71,110
  Life, accident and health benefits                   18,879        38,106
  Interest charges on borrowed money                   13,434        13,951
  Minority interest expense                            13,421        14,259
  Other operating and general expenses                 76,609        77,193
                                                      721,334       908,049

Earnings before income taxes, extraordinary items
  and cumulative effect of accounting change           92,453       108,729
Provision for income taxes                             33,339        41,842

Earnings before extraordinary items and cumulative
  effect of accounting change                          59,114        66,887

Extraordinary items - loss on prepayment of debt         -             (687)
Cumulative effect of accounting change                 (3,854)         -

Net Earnings                                         $ 55,260    $   66,200

Basic earnings (loss) per Common Share:
  Before extraordinary items and cumulative effect
    of accounting change                                 $.97         $1.09
  Loss on prepayment of debt                              -            (.01)
  Cumulative effect of accounting change                 (.06)          -
  Net earnings available to Common Shares                $.91         $1.08

Diluted earnings (loss) per Common Share:
  Before extraordinary items and cumulative effect
    of accounting change                                 $.96         $1.08
  Loss on prepayment of debt                              -            (.01)
  Cumulative effect of accounting change                 (.06)          -
  Net earnings available to Common Shares                $.90         $1.07

Average number of Common Shares:
  Basic                                                60,962        61,103
  Diluted                                              61,722        62,147

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                     Common Stock              Unrealized
                                             Common   and Capital   Retained      Gain on    Comprehensive
                                             Shares       Surplus   Earnings   Securities    Income (Loss)
Balance at January 1, 1999               60,928,322      $831,649   $527,028     $357,500

Net earnings                                   -             -        55,260         -             $55,260
Dividends on Common Stock                      -             -       (15,229)        -                -
Shares issued:
  Exercise of stock options                  55,000         1,532       -            -                -
  Dividend reinvestment plan                  2,276            84       -            -                -
  Employee stock purchase plan               16,500           634       -            -                -
  401-K plan company match                   57,888         2,171       -            -                -
  Directors fees paid in stock                  577            22       -            -                -
Shares repurchased                       (1,081,312)      (14,760)   (23,775)        -                -
Capital transactions of subsidiaries           -           (1,600)      -            -                -
Change in unrealized                           -             -          -         (73,400)         (73,400)
Other                                          -            1,585       -            -                -

Balance at March 31, 1999                59,979,251      $821,317   $543,284     $284,100         ($18,140)


Balance at January 1, 1998               61,048,904      $836,738   $477,071     $348,900

Net earnings                                   -             -        66,200         -             $66,200
Dividends on Common Stock                      -             -       (15,266)        -                -
Shares issued:
  Exercise of stock options                 201,627         6,321       -            -                -
  Dividend reinvestment plan                  1,960            78       -            -                -
  Employee stock purchase plan               19,383           769       -            -                -
  401-K plan company match                   44,035         1,783       -            -                -
  Directors fees paid in stock                  576            23       -            -                -
Shares repurchased                              (17)          -         -            -                -
Capital transactions of subsidiaries           -             (490)      -            -                -
Change in unrealized                           -              -         -           6,700            6,700
Other                                          -              111       -            -                -

Balance at March 31, 1998                61,316,468      $845,333   $528,005     $355,600          $72,900

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In Thousands)

                                                         Three months ended
                                                              March 31,
                                                            1999         1998
Operating Activities:
  Net earnings                                          $ 55,260     $ 66,200
  Adjustments:
   Extraordinary items                                      -             687
   Cumulative effect of accounting change                  3,854         -
   Depreciation and amortization                          21,949       24,582
   Annuity benefits                                       64,941       71,110
   Equity in net earnings of investee                    (16,317)     (13,918)
   Realized gains on investing activities                 (7,247)     (35,299)
   Deferred annuity and life policy acquisition costs    (28,236)     (24,263)
   Decrease (increase) in reinsurance and other
     receivables                                         168,584      (46,690)
   Decrease (increase) in other assets                   (14,351)      54,593
   Increase (decrease) in insurance claims and reserves (133,449)      41,375
   Increase in other liabilities                          29,002       16,901
   Increase in minority interest                             649        3,497
   Dividends from investee                                 1,200        1,200
   Other, net                                               (679)      (4,318)
                                                         145,160      155,657
Investing Activities:
  Purchases of and additional investments in:
   Fixed maturity investments                           (535,513)    (631,793)
   Equity securities                                     (19,183)     (19,297)
   Subsidiaries                                          (26,636)     (31,000)
   Real estate, property and equipment                   (18,541)     (16,621)
  Maturities and redemptions of fixed maturity
   investments                                           340,961      284,666
  Sales of:
   Fixed maturity investments                            180,604      206,843
   Equity securities                                      15,763        2,781
   Real estate, property and equipment                     2,990       30,043
  Cash and short-term investments of acquired
   subsidiaries, net                                      11,740       21,678
  Decrease in other investments                           21,563        1,281
                                                         (26,252)    (151,419)

Financing Activities:
  Fixed annuity receipts                                 107,487      107,832
  Annuity surrenders, benefits and withdrawals          (191,124)    (164,034)
  Additional long-term borrowings                         69,150       50,248
  Reductions of long-term debt                              (549)     (32,185)
  Issuances of Common Stock                                1,877        7,090
  Repurchases of Common Stock                            (38,535)        -
  Repurchases of trust preferred securities               (5,509)        -
  Cash dividends paid                                    (15,145)     (15,188)
                                                         (72,348)     (46,237)

Net Increase (Decrease) in Cash and Short-term
  Investments                                             46,560      (41,999)

Cash and short-term investments at beginning
  of period                                              296,721      257,117

Cash and short-term investments at end of period        $343,281     $215,118

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

   Investments All fixed maturity securities are "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over their expected average lives using the interest method.

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

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

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

      Assets Held In and Liabilities Related to Separate Accounts
   Separate account assets and related liabilities represent variable annuity deposits.

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

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

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

   Income Taxes AFC files consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. Because holders of AFC Preferred Stock hold in excess of 20% of AFC's voting rights, AFG (parent) and its direct subsidiary, AFC Holding Company ("AFC Holding" or "AFCH"), own less than 80% of AFC, and therefore, file separate returns.

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

   Start-up Costs Prior to 1999, American Annuity Group, Inc. ("AAG"), an 83%-owned subsidiary, deferred certain costs associated with introducing new products and distribution channels and amortized them on a straight-line basis over 5 years. In 1999, AAG implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that (i) costs of start-up activities be expensed as incurred and (ii) unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFG expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes) or $.06 per diluted share, effective January 1, 1999.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

   Derivatives The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," during the second quarter of 1998. AFG must implement SFAS No. 133 nolater than January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of all derivatives (both assets and liabilities) in the balance sheet at fair value.
   Changes in fair value of derivative instruments are included in current income or as a component of comprehensive income (outside current income) depending on the type of derivative. Implementation of SFAS
   No. 133 is not expected to have a material effect on AFG's financial position or results of operations.

   Earnings Per Share Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive common stock options.

   Comprehensive Income Comprehensive income represents the total of net earnings plus other comprehensive income. For AFG, other comprehensive income represents the change in net unrealized gain on marketable securities net of deferred taxes.

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

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

B. Segments of Operations Having sold substantially all of its Commercial lines division in December 1998, AFG's property and casualty group is engaged primarily in private passenger automobile and specialty insurance businesses. The Personal group consists of the nonstandard auto group along with the preferred/standard private passenger auto and other personal insurance business. The Specialty group includes a highly diversified group of specialty business units. AFG's annuity and life business markets primarily retirement products as well as life and supplemental health insurance. In addition, AFG has owned significant portions of the voting equity securities of Chiquita Brands International, Inc. (an investee corporation - see Note C).

   The following table (in thousands) shows AFG's revenues and operating profit (loss) by significant business segment. Operating profit (loss) represents total revenues less operating expenses.

                                                Three months ended March 31,
                                                       1999           1998
      Revenues (a)
      Property and casualty insurance:
        Premiums earned:
          Personal                               $  285,817     $  327,972
          Specialty                                 250,588        336,909
          Other lines (primarily discontinued)        1,061         11,291
                                                    537,466        676,172
        Investment and other income                 102,268        132,301
                                                    639,734        808,473
      Annuities and life (b)                        154,016        188,557
      Other                                           3,720          5,830
                                                    797,470      1,002,860
      Equity in net earnings of investee             16,317         13,918

                                                 $  813,787     $1,016,778
      Operating Profit (Loss)
      Property and casualty insurance:
        Underwriting:
          Personal                               $    4,480     $   11,974
          Specialty                                     349         (9,313)
          Other lines (primarily discont inued)      (1,413)       (19,919)
                                                      3,416        (17,258)
        Investment and other income                  67,641        104,879
                                                     71,057         87,621
      Annuities and life                             26,760         32,054
      Other (c)                                     (21,681)       (24,864)
                                                     76,136         94,811
      Equity in net earnings of investee             16,317         13,918

                                                 $   92,453     $  108,729

      (a) Revenues include sales of products and services as well as other income earned by the respective segments.
      (b) Represents primarily investment income.
      (c) Includes holding company expenses.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

C. Investment in Investee Corporation Investment in investee corporation reflects AFG's ownership of 24 million shares (37%) of Chiquita common stock. The market value of this investment was $244 million and $229 million at March 31, 1999 and December 31, 1998, respectively. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita follows (in millions):

                                         Three months ended March 31,
                                                    1999        1998
      Net Sales                                     $693        $717
      Operating Income                                77          70
      Net Income                                      49          41

D. Long-Term Debt The carrying value of long-term debt consisted of the following (in thousands):

                                                       March 31,  December 31,
                                                           1999          1998
      Holding Companies:
       AFG 7-1/8% Senior Debentures due December 2007  $100,000      $100,000
       AFC notes payable under bank line                130,000        80,000
       AFC 9-3/4% Debentures due April 2004              78,575        78,560
       American Premier Underwriters, Inc. ("APU")
         9-3/4% Subordinated Notes due August 1999       89,258        89,467
       APU 10-5/8% Subordinated Notes due April 2000     41,350        41,518
       APU 10-7/8% Subordinated Notes due May 2011       17,457        17,473
       Other                                              8,744         8,518

                                                       $465,384      $415,536
      Subsidiaries:
       AAG 6-7/8% Senior Notes due June 2008           $100,000      $100,000
       AAG notes payable under bank line                 46,000        27,000
       Notes payable secured by real estate              37,457        37,602
       Other                                             12,040        12,294

                                                       $195,497      $176,896

   In April 1999, AFG issued $350 million principal amount of 7-1/8% senior debentures due 2009. The net proceeds from this offering will be used to retire (in May) the AFC 9-3/4% debentures due 2004 and to retire (at maturity) the APU subordinated notes due in 1999 and 2000. The remainder of the proceeds were used to reduce AFC's revolving bank line of credit. In the interim, funds available from the proceeds are invested in short-term instruments.

   At March 31, 1999, sinking fund and other scheduled principal payments on debt for the balance of 1999 and the subsequent five years, adjusted to reflect the April 1999 issuance of debt and subsequent planned debt retirements, were as follows (in thousands):

                 Holding
               Companies     Subsidiaries        Total
      1999        $ -             $ 1,568      $ 1,568
      2000          -               8,685        8,685
      2001          -               1,383        1,383
      2002         5,823            1,267        7,090
      2003          -              47,294       47,294
      2004          -              14,241       14,241

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

   AFC and AAG each have an unsecured credit agreement with a group of banks under which they can borrow up to $300 million and $200 million, respectively. Borrowings bear interest at floating rates based on prime or Eurodollar rates. Loans mature December 2002 under the AFC credit agreement and from 2000 to 2003 under the AAG credit agreement.

E. Minority Interest Minority interest in AFG's balance sheet is comprised of the following (in thousands):

                                                March 31,  December 31,
                                                    1999          1998
      Interest of noncontrolling shareholders
        in subsidiaries' common stock           $115,953      $124,622
      Preferred securities issued by
        subsidiary trusts                        319,600       325,000
      AFC preferred stock                         72,154        72,154

                                                $507,707      $521,776

   Preferred Securities Wholly-owned subsidiary trusts of AFCH and AAG have issued $325 million of preferred securities and, in turn, purchased a like amount of AFCH and AAG subordinated debt which provides interest and principal payments to fund the respective trusts' obligations. The preferred securities must be redeemed upon maturity or redemption of the subordinated debt. AFCH and AAG effectively provide unconditional guarantees of their respective trusts' obligations and AFG guarantees AFCH's obligations.

   The preferred securities consisted of the following (in thousands):

   Date of                                        March 31,    December 31,    Optional
   Issuance         Issue (Maturity Date)             1999            1998     Redemption Dates
   October 1996     AFCH 9-1/8% TOPrS (2026)      $100,000        $100,000     On or after 10/22/2001
   November 1996    AAG 9-1/4% TOPrS (2026)         74,600          75,000     On or after 11/7/2001
   March 1997       AAG 8-7/8% Pfd   (2027)         70,000          75,000     On or after 3/1/2007
   May 1997         AAG 7-1/4% ROPES (2041)         75,000          75,000     Prior to 9/28/2000 and
                                                                                  after 9/28/2001

   In the first quarter of 1999, AAG retired $5.4 million of its preferred securities for $5.5 million in cash.

   AFC Preferred Stock AFC's Preferred Stock is voting, cumulative, and consists of the following:

      Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at $25.75 per share beginning December 2005 declining to $25.00 at December 2007; 2,886,161 shares (stated value $72.2 million) outstanding at March 31, 1999 and December 31, 1998.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

   Minority Interest Expense Minority interest expense is comprised of (in thousands):

                                                 Three months ended
                                                       March 31,
                                                   1999       1998
      Interest of noncontrolling shareholders
        in earnings of subsidiaries             $ 4,964    $ 5,751
      Accrued distributions by subsidiaries
        on preferred securities:
          Trust issued securities                 7,014      7,065
          AFC preferred stock                     1,443      1,443

                                                $13,421    $14,259

F. Shareholders' Equity At March 31, 1999, there were 59,979,251 shares of AFG Common Stock outstanding, including 1,367,075 shares held by American Premier for distribution to certain creditors and other claimants pursuant to a plan of reorganization relating to American Premier's predecessor. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

   At March 31, 1999, there were 4.6 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 4.6 million shares outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. All options expire ten years after the date of grant.

   The change in net unrealized gain on marketable securities for the three months ended March 31 included the following (in millions):

                                                             Minority
                                             Pretax   Taxes  Interest      Net
               1999
   Unrealized holding gains (losses) on
     securities arising during the period   ($120.5)  $41.4      $8.1   ($71.0)
   Less reclassification adjustment for
     realized gains included in net income     (4.4)    1.6        .4     (2.4)
   Change in net unrealized gain on
     marketable securities                  ($124.9)  $43.0      $8.5   ($73.4)


               1998
   Unrealized holding gains (losses) on
     securities arising during the period    $ 14.8  ($ 5.0)    ($ .5)   $ 9.3
   Less reclassification adjustment for
     realized gains included in net income     (4.3)    1.5        .2     (2.6)
   Change in net unrealized gain on
     marketable securities                   $ 10.5  ($ 3.5)    ($ .3)   $ 6.7

G. Extraordinary Items Extraordinary items represent AFG's proportionate share of losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                   Three months ended
                                     March 31, 1998
         Holding Companies:
          AFC (parent)                   ($ 22)
          APU (parent)                     (16)
         Subsidiaries:
          AAG                             (649)

                                         ($687)

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

H. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFG's Statement of Cash Flows consisted of the following (in thousands):

                                  Available     Held to
                                   For Sale    Maturity (a)       Total
      1999
      Purchases                    $535,513    $   -           $535,513
      Maturities and redemptions    340,961        -            340,961
      Sales                         180,604        -            180,604

      1998
      Purchases                    $631,717    $     76        $631,793
      Maturities and redemptions    113,955     170,711         284,666
      Sales                         182,883      23,960 (b)     206,843

      (a) At December 31, 1998, AFG reclassified all of its "held to maturity" fixed maturity securities to "available for sale."
      (b) Sold (at a gain of $.5 million) due to significant deterioration in the issuers' creditworthiness.

I. Commitments and Contingencies There have been no significant changes to the matters discussed and referred to in Note L "Commitments and Contingencies" in AFG's Annual Report on Form 10-K for 1998.

J. Subsequent Event In April 1999, AFG completed the acquisition of Worldwide Insurance Company (formerly Providian Auto and Home Insurance Company) for approximately $160 million. Worldwide is a provider of direct response private passenger automobile insurance.

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

   To address the Year 2000 issue, AFG's operations have been divided into separate systems groups. At March 31, 1999, these groups were in the process of either (i) modifying their software programs or
   (ii) replacing programs with new software that is Year 2000 compliant. A majority of the groups have met AFG's goal of having program modifications and new software installations substantially completed by the end of 1998, with testing continuing in and through 1999. About one-fourth of the groups are being "closely watched" because there is some degree of risk that critical dates in the project schedule may be missed. AFG's goal is to have Year 2000 testing and new installations for these groups completed during mid-1999. A few groups have experienced significant delays in meeting internal project deadlines. Plans are being modified and resources are being redirected towards these groups which are now expected to be completed during the third quarter of 1999.

   Contingency plans are being developed for certain business processes and systems deemed most critical to operations. These plans provide a documented order of actions necessary to keep the business functions operating. Such plans typically include procedures and workflow processes for developing and operating contingent databases. Contingency planning for other business processes and systems deemed critical to operations and reasonably likely not to be modified on schedule will be completed by mid-1999.

   Many of the systems being replaced were planned replacements which were accelerated due to the Year 2000 considerations. In addition, a significant portion of AFG's Year 2000 Project is being completed using internal staff. Therefore, cost estimates for the Year 2000 Project do not represent solely incremental costs.

   From the inception of the Year 2000 Project in the early 1990s through March 31, 1999, AFG estimates that it has incurred approximately
   $56 million in costs related to the Project, including capitalized costs of $13 million for new systems. During the first three months of 1999, $7 million in such costs have been expensed. AFG estimates that it will incur an additional $18 million of such costs in completing the Project, about three-fourths of which is projected to be expensed.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios AFG's debt to total capital ratio (at the parent holding company level) was approximately 20% at March 31, 1999 and 18% at December 31, 1998. AFG's ratio of earnings to fixed charges (on a total enterprise basis) was 3.88 for the first three months of 1999 and
   3.22 for the entire year of 1998.

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

   AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At March 31, 1999, there was $130 million borrowed under the credit line. This amount was repaid in May 1999.

   In April 1999, AFG issued $350 million principal amount of 7-1/8% senior debentures due 2009; the proceeds are to be used to retire outstanding subsidiary public debt and borrowings under AFC's credit line.

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

   Investments Approximately 91% of the fixed maturities held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at March 31, 1999. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

   AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

   RESULTS OF OPERATIONS

   General Pretax earnings before extraordinary items and cumulative effect of accounting change for the first quarter of 1999 were $92 million compared to $109 million for the first quarter of 1998. While results included improvements in underwriting profitability in the property and casualty operations and investee earnings, these were more than offset by reductions in investment income, realized gains and income from the sale of real estate properties.

   Property and Casualty Insurance - Underwriting AFG's property and casualty group consists of two major business groups: Personal and Specialty.

   The Personal group consists of the nonstandard auto group along with the preferred/standard private passenger auto and other personal insurance business. The nonstandard automobile insurance companies insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria.

   The Specialty group includes a highly diversified group of business lines. Some of the more significant areas are executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, California workers' compensation, nonprofit liability, general aviation coverages, fidelity and surety bonds, and umbrella and excess coverages. Commercial lines businesses sold included certain coverages in workers' compensation, commercial multi-peril, commercial automobile, and umbrella.

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

   Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                         Three months ended
                                              March 31,
                                            1999       1998
      Net Written Premiums (GAAP)
        Personal                          $276.5     $358.2
        Specialty                          248.1      329.0
        Other lines                           .2        7.7
                                          $524.8     $694.9

      Combined Ratios (GAAP)
        Personal                            98.5%      96.3%
        Specialty                           99.8      102.8
        Aggregate (including other lines)   99.4      102.6

      Personal The Personal group's net written premiums for the first three months of 1999 were substantially equivalent to the fourth quarter of 1998 but $81.7 million (23%) lower than the first quarter of 1998. The decline is due primarily to stronger price competition in the personal automobile market over the last twelve months.

      Specialty For the first three months of 1999, net written premiums for the Specialty group were $80.9 million (25%) below that of the comparable 1998 period due primarily to the sale of the Commercial lines division in December 1998 and the effect on California workers' compensation premiums of a reinsurance agreement implemented during the third quarter of 1998. Excluding these items, the net written premiums increased 2% during the first quarter of 1999.

   A deferred gain of $103 million on the Commercial lines business ceded to Ohio Casualty in December 1998 is being recognized over the estimated settlement period (weighted average 4.25 years) of the claims ceded. The Specialty group's underwriting results for the first quarter of 1999 include $6.7 million in earnings recognized on the ceded business. Underwriting results for the first quarter of 1999 also benefited from improved underwriting margins in the California workers' compensation business and the absence of underwriting losses included in the 1998 period attributable to the commercial lines sold.

   Life, Accident and Health Premiums and Benefits The decrease in life, accident and health premiums and benefits reflects primarily the sale of AAG's Funeral Services division in September 1998.

   Investment Income  Investment income decreased approximately
   $16.4 million (7%) in the first three months of 1999 compared to 1998 due primarily to the transfer of investment assets in connection with the sales of the Commercial lines division and Funeral Services division in 1998.

   Investee Corporation Equity in net earnings of investee corporation represents AFG's proportionate share of Chiquita's earnings. Chiquita reported net income for the first three months of 1999 of $48.7 million compared to $41.1 million for the same period in 1998.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

                   Management's Discussion and Analysis
       of Financial Condition and Results of Operations - Continued


   Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

   Gain on Sale of Investee Chiquita's public issuance of shares of its common stock in the first quarter of 1998 resulted in a pretax gain to AFG of $7.7 million.

   Other Income Other income decreased $11.5 million (31%) in the first three months of 1999 compared to 1998 due primarily to a reduction in income from the sale of operating real estate assets.

   Annuity Benefits Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The majority of AAG's fixed rate annuity products permit AAG to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread.

   Annuity benefits decreased $6.2 million (9%) in the first quarter of 1999 compared to the same period in 1998 due primarily to (i) decreases in crediting rates, (ii) changes in actuarial assumptions, (iii) the sale of the Funeral Services division and (iv) decreased sales and persistency of fixed annuities.

   Cumulative Effect of Accounting Change In the first quarter of 1999, AAG implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that costs of start-up activities be expensed as incurred and that unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFG expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes) in the first quarter of 1999.



                                  Item 3

          Quantitative and Qualitative Disclosure of Market Risk


   As of March 31, 1999, there were no material changes to the information provided in AFG's Form 10-K for 1998 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q
                                  PART II
                             OTHER INFORMATION


                                  Item 6

                     Exhibits and Reports on Form 8-K


(a) Exhibit 27.1 - Financial Data Schedule as of March 31, 1999.  For
                   submission in electronic filing only.

(b) Reports on Form 8-K:

      Date of Report    Item Reported

      April 13, 1999    Filing of exhibits relating to the issuance of 7-1/8%
                        Senior Debentures due 2009.





                                 Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Group, Inc.



May 13, 1999                    BY: Fred J. Runk
                                    Fred J. Runk
                                    Senior Vice President and Treasurer