Form 10-Q
period 1999-06-30
AMERICAN FINANCIAL GROUP INC
filed 1999-08-13
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File
June 30, 1999                                           No. 1-13653



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


   As of August 1, 1999, there were 59,651,053 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q
                                  PART I
                           FINANCIAL INFORMATION

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                          (Dollars In Thousands)

                                                        June 30,  December 31,
                                                           1999          1998
Assets:
 Cash and short-term investments                    $   408,571   $   296,721
 Investments:
   Fixed maturities - at market
     (amortized cost - $10,145,848 and $9,921,344)   10,177,748    10,324,344
   Other stocks - at market
     (cost - $238,857 and $207,345)                     499,057       430,345
   Investment in investee corporation                   207,176       192,138
   Policy loans                                         217,712       220,496
   Real estate and other investments                    255,413       271,915
       Total investments                             11,357,106    11,439,238

 Recoverables from reinsurers and prepaid
   reinsurance premiums                               2,049,570     1,973,895
 Agents' balances and premiums receivable               595,402       618,198
 Deferred acquisition costs                             535,300       464,047
 Other receivables                                      237,699       306,821
 Assets held in separate accounts                       215,946       120,049
 Prepaid expenses, deferred charges and other assets    385,941       344,465
 Cost in excess of net assets acquired                  311,570       281,769

                                                    $16,097,105   $15,845,203

Liabilities and Capital:
 Unpaid losses and loss adjustment expenses         $ 4,807,628   $ 4,773,377
 Unearned premiums                                    1,234,112     1,232,848
 Annuity benefits accumulated                         5,469,517     5,449,633
 Life, accident and health reserves                     358,034       341,595
 Long-term debt:
   Holding companies                                    572,709       415,536
   Subsidiaries                                         223,959       176,896
 Liabilities related to separate accounts               215,946       120,049
 Accounts payable, accrued expenses and other
   liabilities                                        1,154,752     1,097,316
       Total liabilities                             14,036,657    13,607,250

 Minority interest                                      499,693       521,776

 Shareholders' Equity:
   Common Stock, no par value
     - 200,000,000 shares authorized
     - 59,735,561 and 60,928,322 shares outstanding      59,736        60,928
   Capital surplus                                      758,974       770,721
   Retained earnings                                    563,445       527,028
   Net unrealized gain on marketable securities,
     net of deferred income taxes                       178,600       357,500
       Total shareholders' equity                     1,560,755     1,716,177

                                                    $16,097,105   $15,845,203

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF EARNINGS
                   (In Thousands, Except Per Share Data)

                                            Three months ended       Six months ended
                                                 June 30,                 June 30,
                                               1999        1998         1999        1998
Income:
  Property and casualty insurance
    premiums                               $557,535  $  707,294   $1,095,001  $1,383,466
  Life, accident and health premiums         25,367      48,460       50,955      95,276
  Investment income                         211,465     228,912      415,375     449,240
  Equity in net earnings of investee          1,119      17,996       17,436      31,914
  Realized gains on sales of:
    Securities                                7,292       7,142       11,741      14,588
    Investee                                   -          1,716         -          9,420
    Other investments                          -           -            -          6,843
  Other income                               28,577      26,326       54,634      63,877
                                            831,355   1,037,846    1,645,142   2,054,624

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses     398,819     564,078      764,648   1,063,903
    Commissions and other underwriting
      expenses                              166,601     191,027      334,822     384,632
  Annuity benefits                           63,520      69,111      128,461     140,221
  Life, accident and health benefits         15,994      36,555       34,873      74,661
  Interest charges on borrowed money         17,513      13,995       30,947      27,946
  Minority interest expense                  11,916      12,908       25,337      27,167
  Other operating and general expenses       88,119      83,607      164,728     160,800
                                            762,482     971,281    1,483,816   1,879,330

Earnings before income taxes,
  extraordinary items and cumulative
  effect of accounting change                68,873      66,565      161,326     175,294
Provision for income taxes                   23,800      26,000       57,139      67,842

Earnings before extraordinary items and
  cumulative effect of accounting change     45,073      40,565      104,187     107,452

Extraordinary items - loss on prepayment
  of debt                                    (3,738)        (40)      (3,738)       (727)
Cumulative effect of accounting change         -           -          (3,854)       -

Net Earnings                               $ 41,335  $   40,525   $   96,595  $  106,725

Basic earnings (loss) per Common Share:
  Before extraordinary items and
    cumulative effect of accounting
    change                                     $.75        $.66        $1.72       $1.75
  Loss on prepayment of debt                   (.06)        -           (.06)       (.01)
  Cumulative effect of accounting change        -           -           (.06)        -
  Net earnings available to Common Shares      $.69        $.66        $1.60       $1.74

Diluted earnings (loss) per Common Share:
  Before extraordinary items and
    cumulative effect of accounting
    change                                     $.74        $.65        $1.70       $1.72
  Loss on prepayment of debt                   (.06)        -           (.06)       (.01)
  Cumulative effect of accounting change        -           -           (.06)        -
  Net earnings available to Common Shares      $.68        $.65        $1.58       $1.71

Average number of Common Shares:
  Basic                                      59,962      61,353       60,459      61,229
  Diluted                                    60,579      62,595       61,141      62,376

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (Dollars in Thousands)

                                                    Common Stock               Unrealized
                                           Common    and Capital    Retained      Gain on   Comprehensive
                                           Shares        Surplus    Earnings   Securities   Income (Loss)
Balance at January 1, 1999             60,928,322       $831,649    $527,028     $357,500

Net earnings                                 -              -         96,595         -           $ 96,595
Dividends on Common Stock                    -              -        (30,226)        -               -
Shares issued:
  Exercise of stock options                64,759          1,793        -            -               -
  Dividend reinvestment plan                6,099            222        -            -               -
  Employee stock purchase plan             31,588          1,165        -            -               -
  401-K plan company match                 57,888          2,171        -            -               -
  Portion of bonuses paid in stock         26,900          1,039        -            -               -
  Directors fees paid in stock              1,204             45        -            -               -
Shares repurchased                     (1,381,199)       (18,867)    (29,952)        -               -
Capital transactions of subsidiaries         -            (3,200)       -            -               -
Change in unrealized                         -              -           -        (178,900)       (178,900)
Other                                        -             2,693        -            -               -

Balance at June 30, 1999               59,735,561       $818,710    $563,445     $178,600       ($ 82,305)





Balance at January 1, 1998             61,048,904       $836,738    $477,071     $348,900

Net earnings                                 -              -        106,725         -           $106,725
Dividends on Common Stock                    -              -        (30,604)        -               -
Shares issued:
  Exercise of stock options               235,190          7,012        -            -               -
  Dividend reinvestment plan                5,030            211        -            -               -
  Employee stock purchase plan             33,830          1,408        -            -               -
  401-K plan company match                 44,035          1,783        -            -               -
  Portion of bonuses paid in stock         20,300            816        -            -               -
  Directors fees paid in stock              1,099             45        -            -               -
Shares repurchased                            (39)          -           -            -               -
Capital transactions of subsidiaries         -              (980)       -            -               -
Change in unrealized                         -              -           -         (11,900)        (11,900)
Other                                        -               258        -            -               -

Balance at June 30, 1998               61,388,349       $847,291    $553,192     $337,000        $ 94,825

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In Thousands)

                                                           Six months ended
                                                                June 30,
                                                            1999         1998
Operating Activities:
  Net earnings                                        $   96,595   $  106,725
  Adjustments:
   Extraordinary items                                     3,738          727
   Cumulative effect of accounting change                  3,854          -
   Depreciation and amortization                          44,124       51,233
   Annuity benefits                                      128,461      140,221
   Equity in net earnings of investee                    (17,436)     (31,914)
   Realized gains on investing activities                (16,519)     (44,411)
   Deferred annuity and life policy acquisition costs    (59,181)     (48,936)
   Decrease (increase) in reinsurance and other
     receivables                                           5,133     (138,770)
   Increase in other assets                              (54,061)      (7,510)
   Increase in insurance claims and reserves              10,181      167,165
   Increase in other liabilities                          61,987       51,508
   Increase in minority interest                           4,335        8,030
   Dividends from investee                                 2,400        2,400
   Other, net                                             (8,587)      (7,814)
                                                         205,024      248,654
Investing Activities:
  Purchases of and additional investments in:
   Fixed maturity investments                         (1,153,888)  (1,243,852)
   Equity securities                                     (47,901)     (33,137)
   Subsidiaries                                         (183,886)     (30,325)
   Real estate, property and equipment                   (38,594)     (34,932)
  Maturities and redemptions of fixed maturity
   investments                                           619,073      772,645
  Sales of:
   Fixed maturity investments                            654,858      358,597
   Equity securities                                      33,241       12,194
   Real estate, property and equipment                     9,201       30,989
  Cash and short-term investments of acquired
   subsidiaries, net                                      19,413       20,841
  Decrease (increase) in other investments                22,042       (4,843)
                                                         (66,441)    (151,823)

Financing Activities:
  Fixed annuity receipts                                 219,250      238,198
  Annuity surrenders, benefits and withdrawals          (361,498)    (354,790)
  Additional long-term borrowings                        468,100      202,248
  Reductions of long-term debt                          (271,481)    (134,164)
  Issuances of Common Stock                                2,449        8,209
  Repurchases of Common Stock                            (48,040)        -
  Repurchases of trust preferred securities               (5,509)        -
  Cash dividends paid                                    (30,004)     (30,393)
                                                         (26,733)     (70,692)

Net Increase in Cash and Short-term Investments          111,850       26,139

Cash and short-term investments at beginning
  of period                                              296,721      257,117

Cash and short-term investments at end of period      $  408,571   $  283,256

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

   Investment in Investee Corporation Investments in securities of 20%-to 50%-owned companies are generally carried at cost, adjusted for AFG's proportionate share of their undistributed earnings or losses.

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

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

   Derivatives The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," during the second quarter of 1998. AFG must implement SFAS No. 133 no later than January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of all derivatives (both assets and liabilities) in the balance sheet at fair value. Changes in fair value of derivative instruments are included in current income or as a component of comprehensive income (outside current income) depending on the type of derivative. Implementation of SFAS No. 133 is not expected to have a material effect on AFG's financial position or results of operations.

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

B. Acquisitions and Sales of Subsidiaries

   Worldwide Insurance Company In April 1999, AFG completed the purchase of Worldwide Insurance Company (formerly Providian Auto and Home Insurance Company) for $157 million in cash. Worldwide is a provider of direct response private passenger automobile insurance.

   Old Republic  In February 1999, AAG acquired Old Republic Life
   Insurance Company of New York for approximately $27 million in cash.

   United Teacher Associates In July 1999, AAG reached a definitive agreement to acquire United Teacher Associates Insurance Company of Austin, Texas ("UTA"). UTA provides retired and active teachers with supplemental health products and retirement annuities. Completion of the acquisition, which is expected to occur in the third quarter of 1999, is subject to certain conditions, including receipt of approval from the Texas Department of Insurance.

   Commercial lines division In December 1998, AFG completed the sale of substantially all of its Commercial lines division to Ohio Casualty Corporation for $300 million plus warrants to purchase 6 million (post split) shares of Ohio Casualty common stock. AFG deferred a gain of $103 million on the insurance ceded to Ohio Casualty and recognized a pretax gain of $153 million on the sale of the other net assets. The deferred gain is being recognized over the estimated remaining settlement period (weighted average of 4.25 years) of the claims ceded. AFG may receive up to an additional $40 million in the year 2000 based upon the retention and growth of the insurance businesses acquired by Ohio Casualty. The commercial lines sold generated net written premiums of approximately $142 million for the six months ended June 30, 1998.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

   Funeral Services division In September 1998, AAG sold its Funeral Services division for approximately $165 million in cash. The division held assets of approximately $1 billion at the sale date. AFG realized a pretax gain of $21.6 million, before $2.7 million of minority interest, on this sale.

C. Segments of Operations Having sold substantially all of its Commercial lines division in December 1998, AFG's property and casualty group is engaged primarily in private passenger automobile and specialty insurance businesses. The Personal group consists of the nonstandard auto group along with the preferred/standard private passenger auto and other personal insurance business. The Specialty group includes a highly diversified group of specialty business units. AFG's annuity and life business markets primarily retirement products as well as life and supplemental health insurance. In addition, AFG owns a significant portion of the voting equity securities of Chiquita Brands International, Inc. (an investee corporation - see Note D).

   The following table (in thousands) shows AFG's revenues and operating profit (loss) by significant business segment. Operating profit (loss) represents total revenues less operating expenses.

                                           Three months ended        Six months ended
                                                 June 30,                 June 30,
                                              1999        1998          1999        1998
     Revenues (a)
     Property and casualty insurance:
       Premiums earned:
         Personal                         $300,765  $  330,615    $  586,582  $  658,587
         Specialty                         258,115     366,275       508,703     703,184
         Other lines - primarily
           discontinued                     (1,345)     10,404          (284)     21,695
                                           557,535     707,294     1,095,001   1,383,466
       Investment and other income         116,694     121,255       218,962     253,556
                                           674,229     828,549     1,313,963   1,637,022
     Annuities and life (b)                149,858     185,435       303,874     373,992
     Other                                   6,149       5,866         9,869      11,696
                                           830,236   1,019,850     1,627,706   2,022,710
     Equity in net earnings of investee      1,119      17,996        17,436      31,914

                                          $831,355  $1,037,846    $1,645,142  $2,054,624

     Operating Profit (Loss)
     Property and casualty insurance:
       Underwriting:
         Personal                         ($ 2,434) $    9,295    $    2,046  $   21,269
         Specialty                             972     (49,792)        1,321     (59,105)
         Other lines - primarily
           discontinued                     (6,423)     (7,314)       (7,836)    (27,233)
                                            (7,885)    (47,811)       (4,469)    (65,069)
       Investment and other income          76,624      94,230       144,265     199,109
                                            68,739      46,419       139,796     134,040
     Annuities and life                     23,671      26,618        50,431      58,672
     Other (c)                             (24,656)    (24,468)      (46,337)    (49,332)
                                            67,754      48,569       143,890     143,380
     Equity in net earnings of investee      1,119      17,996        17,436      31,914

                                          $ 68,873  $   66,565    $  161,326  $  175,294

     (a) Revenues include sales of products and services as well as other income earned by the respective segments.
     (b) Represents primarily investment income.
     (c) Includes holding company expenses.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

D. Investment in Investee Corporation Investment in investee corporation reflects AFG's ownership of 24 million shares (36%) of Chiquita common stock. The market value of this investment was $216 million and $229 million at June 30, 1999 and December 31, 1998, respectively. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita follows (in millions):

                                           Six months ended June 30,
                                                    1999        1998
      Net Sales                                   $1,370      $1,461
      Operating Income                               113         144
      Net Income                                      56          94

E. Long-Term Debt The carrying value of long-term debt consisted of the following (in thousands):
                                                        June 30,  December 31,
                                                           1999          1998
      Holding Companies:
       AFG 7-1/8% Senior Debentures due April 2009     $347,519          -
       AFG 7-1/8% Senior Debentures due December 2007    91,600      $100,000
       AFC notes payable under bank line                   -           80,000
       AFC 9-3/4% Debentures due April 2004                -           78,560
       American Premier Underwriters, Inc. ("APU")
         9-3/4% Subordinated Notes due August 1999       89,049        89,467
       APU 10-5/8% Subordinated Notes due April 2000     23,985        41,518
       APU 10-7/8% Subordinated Notes due May 2011       11,685        17,473
       Other                                              8,871         8,518

                                                       $572,709      $415,536
      Subsidiaries:
       AAG 6-7/8% Senior Notes due June 2008           $100,000      $100,000
       AAG notes payable under bank line                 75,000        27,000
       Notes payable secured by real estate              37,328        37,602
       Other                                             11,631        12,294

                                                       $223,959      $176,896

   In April 1999, AFG issued $350 million principal amount of 7-1/8% Senior Debentures due 2009. The majority of the proceeds from this offering were used in the second quarter to (i) repay $155 million borrowed under AFC's bank line; (ii) redeem the AFC 9-3/4% Debentures for $82.9 million and (iii) repurchase $22.2 million of APU Notes and $8.4 million of AFG Debentures due 2007 for an aggregate of $32.4 million.

   Between July 1 and August 6, AFG repurchased $33.5 million of its 7-1/8% Debentures due 2009 for $31.4 million in cash, redeemed the APU 9-3/4% Notes at maturity and borrowed $40 million under the bank line.

   At June 30, 1999, sinking fund and other scheduled principal payments on debt for the balance of 1999 and the subsequent five years, adjusted to reflect the new bank borrowings and the payment of the APU 9-3/4% Notes, were as follows (in thousands):

                  Holding
                Companies   Subsidiaries        Total
      1999        $  -           $ 1,041      $ 1,041
      2000         23,667          8,685       32,352
      2001           -             1,379        1,379
      2002         45,939          1,266       47,205
      2003           -            76,294       76,294
      2004           -            14,241       14,241

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

F. Minority Interest Minority interest in AFG's balance sheet is comprised of the following (in thousands):

                                                 June 30,   December 31,
                                                    1999           1998
      Interest of noncontrolling shareholders
        in subsidiaries' common stock           $107,939       $124,622
      Preferred securities issued by
        subsidiary trusts                        319,600        325,000
      AFC preferred stock                         72,154         72,154

                                                $499,693       $521,776

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

   Date of                                     June 30,   December 31,    Optional
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
                                                                            after 9/28/2001

   In the first quarter of 1999, AAG repurchased $5.4 million of its preferred securities for $5.5 million in cash.

   AFC Preferred Stock AFC's Preferred Stock is voting, cumulative, and consists of the following:

      Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at $25.75 per share beginning December 2005 declining to $25.00 at December 2007; 2,886,161 shares (stated value $72.2 million) outstanding at June 30, 1999 and December 31, 1998.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

   Minority Interest Expense Minority interest expense is comprised of (in thousands):

                                                 Six months ended
                                                      June 30,
                                                   1999       1998
      Interest of noncontrolling shareholders
        in earnings of subsidiaries             $ 8,649    $10,177
      Accrued distributions by subsidiaries
        on preferred securities:
          Trust issued securities                13,802     14,104
          AFC preferred stock                     2,886      2,886

                                                $25,337    $27,167

G. Shareholders' Equity At June 30, 1999, the outstanding shares of AFG Common Stock included 1,366,802 shares held by American Premier for distribution to certain creditors and other claimants pursuant to a plan of reorganization relating to American Premier's predecessor. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

   At June 30, 1999, there were 6.9 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 4.6 million shares outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. All options expire ten years after the date of grant.

   The change in net unrealized gain on marketable securities for the six months ended June 30 included the following (in millions):

                                                                Minority
                                             Pretax     Taxes   Interest      Net
               1999
   Unrealized holding gains (losses) on
     securities arising during the period   ($292.3)   $100.8      $20.0    ($171.5)
   Reclassification adjustment for
     realized gains included in net income    (11.7)      4.1         .2       (7.4)
   Change in net unrealized gain on
     marketable securities                  ($304.0)   $104.9      $20.2    ($178.9)


               1998
   Unrealized holding gains (losses) on
     securities arising during the period   ($  6.8)   $  2.5     ($ 1.3)   ($  5.6)
   Reclassification adjustment for
     realized gains included in net income    (10.1)      3.5         .3       (6.3)
   Change in net unrealized gain on
     marketable securities                  ($ 16.9)   $  6.0     ($ 1.0)   ($ 11.9)

H. Extraordinary Items Extraordinary items represent AFG's proportionate share of gains (losses) related to debt retirements by the following companies. Amounts shown are net of minority interest and income taxes (in thousands):

                                      Six months ended
                                          June 30,
                                        1999      1998
         Holding Companies:
          AFG (parent)                $  258      $ -
          AFC (parent)                (2,993)      (35)
          APU (parent)                (1,003)      (43)
         Subsidiaries:
          AAG                            -        (649)

                                     ($3,738)    ($727)

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

I. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFG's Statement of Cash Flows consisted of the following (in thousands):

                                   Available     Held to
                                    For Sale    Maturity(a)         Total
      1999
      Purchases                   $1,153,888    $   -          $1,153,888
      Maturities and redemptions     619,073        -             619,073
      Sales                          654,858        -             654,858

      1998
      Purchases                   $1,243,026    $    826       $1,243,852
      Maturities and redemptions     397,871     374,774          772,645
      Sales                          326,657      31,940(b)       358,597

      (a) At December 31, 1998, AFG reclassified all of its "held to maturity" fixed maturity securities to "available for sale."
      (b) Sold (at a gain of $.2 million) due to significant deterioration in the issuers' creditworthiness.

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

   To address the Year 2000 issue, AFG's operations have been divided into separate systems groups. A majority of the groups have met AFG's goal of having program modifications and new software installations substantially completed by the end of 1998, with testing continuing in and through 1999. About two-thirds of the groups are expected to have completed Year 2000 testing by the end of the third quarter of 1999. The remainder are now expected to be completed during the fourth quarter.

   Contingency plans are being developed for certain business processes and systems deemed most critical to operations. These plans provide a documented order of actions necessary to keep the business functions operating. Such plans typically include procedures and workflow processes for developing and operating contingent databases. Contingency planning for other business processes and systems deemed critical to operations and reasonably likely not to be modified on schedule is expected to be substantially completed by the end of the third quarter.

   Many of the systems being replaced were planned replacements which were accelerated due to the Year 2000 considerations. In addition, a significant portion of AFG's Year 2000 Project is being completed using internal staff. Therefore, cost estimates for the Year 2000 Project do not represent solely incremental costs.

   From the inception of the Year 2000 Project in the early 1990s through June 30, 1999, AFG estimates that it has incurred approximately
   $61 million in costs related to the Project, including capitalized costs of $15 million for new systems. During the first six months of 1999, $11 million in such costs have been expensed. AFG estimates that it will incur an additional $13 million of such costs in completing the Project, about two-thirds of which is projected to be expensed.

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

   AFG's operations could also be affected by the inability of third parties such as agents and vendors to become Year 2000 compliant. Assessments of property and casualty agents have been completed and those of the life and annuity agents are expected to be completed in the third quarter. Efforts to evaluate third party vendors have been intensified and will extend into the fourth quarter. In addition, AFG's property and casualty insurance subsidiaries are reviewing the potential impact of the Year 2000 issue on insureds as part of their underwriting process. They are also reviewing policy forms, issuing clarifying endorsements where appropriate and examining coverage issues for Year 2000 exposures. While it is possible that Year 2000 claims may emerge in future periods, it is not possible to estimate any such amounts.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios AFG's debt to total capital ratio (at the parent holding company level) was approximately 25% at June 30, 1999 and 18% at December 31, 1998. AFG's ratio of earnings to fixed charges (on a total enterprise basis) was 3.53 for the first six months of 1999 and
   3.22 for the entire year of 1998.

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

   AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. While there were no borrowings outstanding under the credit line at June 30, 1999, $40 million had been borrowed at August 6.

   In April 1999, AFG issued $350 million principal amount of 7-1/8% senior debentures due 2009; the proceeds were used primarily to retire outstanding holding company public debt and borrowings under AFC's credit line.

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

   Investments Approximately 91% of the fixed maturities held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 1999. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

   AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

   RESULTS OF OPERATIONS

   General Pretax earnings before extraordinary items and cumulative effect of accounting change for the three months and six months ended June 30, 1999 were $68.9 million and $161.3 million, respectively, compared to $66.6 million and $175.3 million in the comparable 1998 periods. An improvement in underwriting results in the second quarter of 1999 more than offset reductions in investment income and investee earnings and a one-time expense of $5 million for integration and software related costs associated with the April acquisition of Worldwide Insurance Company. For the six months, reductions in investment income, investee earnings and income from the sale of real estate properties more than offset an improvement in underwriting results. The improvement in 1999's underwriting results reflects primarily the impact of severe storm losses in the second quarter of 1998.

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

   Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                  Three months ended    Six months ended
                                         June 30,            June 30,
                                      1999    1998         1999      1998
      Net Written Premiums (GAAP)
        Personal                    $275.4  $325.5     $  551.9  $  683.6
        Specialty                    278.5   352.7        526.7     681.8
        Other lines                   (1.6)    7.9         (1.5)     15.6
                                    $552.3  $686.1     $1,077.1  $1,381.0

      Combined Ratios (GAAP)
        Personal                     100.7%   97.2%        99.7%     96.7%
        Specialty                     99.7   113.6         99.8     108.5
        Aggregate (including
          discontinued lines)        101.4   106.8        100.4     104.7

      Personal The Personal group's net written premiums for the second quarter and first six months of 1999 includes $20.9 million in net premiums written by Worldwide since its acquisition in April. The decrease in written premiums reflects continuing strong price competition in the private passenger automobile market. The combined ratios for 1999 increased as loss and underwriting expenses did not decline at the same rate as premiums.

      Specialty The Specialty Group's net written premiums for the second quarter and first six months of 1999 increased slightly compared to the 1998 periods, excluding premiums of the commercial lines division sold in December 1998 and the effect of ceding approximately 30% of California workers' compensation premiums under a reinsurance agreement implemented during the third quarter of 1998.

   A deferred gain of $103 million on the Commercial lines business ceded to Ohio Casualty in December 1998 is being recognized over the estimated settlement period (weighted average 4.25 years) of the claims ceded. The Specialty group's underwriting results for the second quarter and first half of 1999 include $6.7 million and $13.4 million, respectively, in earnings recognized on the ceded business. In addition, the improvement in the combined ratios for the 1999 periods reflects (i) the absence of losses included in the 1998 periods attributable to midwestern storms which increased the second quarter and six-month ratios by 8.7 and 5.5 percentage points, respectively,
   (ii) improved underwriting margins in California workers' compensation business largely due to favorable reinsurance agreements and (iii) the absence of losses included in the 1998 periods attributable to the commercial lines sold.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

                   Management's Discussion and Analysis
       of Financial Condition and Results of Operations - Continued


   Life, Accident and Health Premiums and Benefits The decrease in life, accident and health premiums and benefits reflects primarily the sale of AAG's Funeral Services division in September 1998.

   Investment Income  Investment income decreased approximately
   $17.5 million (8%) in the second quarter of 1999 and $33.9 million (8%) in the first six months of 1999 compared to 1998 due primarily to the transfer of investment assets in connection with the sales of the Commercial lines division and Funeral Services division in 1998.

   Investee Corporation Equity in net earnings of investee corporation represents AFG's proportionate share of Chiquita's earnings. Chiquita reported net income for the second quarter and first six months of 1999 of $7.3 million and $56 million, respectively, compared to $52.8 million and $93.9 million for the same periods in 1998.

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

   Other Income Other income decreased $9.2 million (14%) in the first six months of 1999 compared to 1998 due primarily to a reduction in income from the sale of operating real estate assets.

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

   Annuity benefits decreased $5.6 million (8%) during the second quarter and $11.8 million (8%) in the first six months of 1999 compared to the same periods in 1998 due primarily to (i) decreases in crediting rates,
   (ii) changes in actuarial assumptions, (iii) the sale of the Funeral Services division and (iv) decreased sales and persistency of fixed annuities.

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

                    AMERICAN FINANCIAL GROUP, INC. 10-Q


                                  Item 3

          Quantitative and Qualitative Disclosure of Market Risk


   The tables below shows scheduled principal payments (in millions) on fixed-rate and variable-rate long-term debt of AFG and its subsidiaries and related average interest rates as of June 30, 1999 and December 31, 1998.

                                       June 30, 1999
                           Fixed-Rate Debt         Variable-Rate Debt
                                     Weighted                 Weighted
                        Scheduled     Average    Scheduled     Average
                        Principal    Interest    Principal    Interest
                         Payments        Rate     Payments        Rate
       1999 (remainder)    $ 89.9        9.72%      $   .1        7.81%
       2000                  32.2        9.44           .2        7.78
       2001                   1.2        7.11           .1        7.75
       2002                   1.1        6.80          6.1        9.95
       2003                   1.1        6.68         75.2        5.48
       2004                  14.1        8.43           .2        7.75
       Thereafter           576.5        7.16           .1        7.75

       Total               $716.1        7.61%      $ 82.0        5.84%

       Market Value        $689.6                   $ 82.0



                                       December 31, 1998
                           Fixed-Rate Debt         Variable-Rate Debt
                                     Weighted                 Weighted
                        Scheduled     Average    Scheduled     Average
                        Principal    Interest    Principal    Interest
                         Payments        Rate     Payments        Rate
       1999                $ 90.7        9.69%      $   .3        5.86%
       2000                  49.1        9.85           .2        5.80
       2001                   1.2        7.13           .1        5.58
       2002                   1.1        6.81         85.7        5.95
       2003                   1.1        6.68         27.2        6.09
       Thereafter           333.3        7.92           .2        5.58

       Total               $476.5        8.45%      $113.7        5.98%

       Market Value        $490.6                   $113.7


   As of June 30, 1999, there were no material changes to the other information provided in AFG's Form 10-K for 1998 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q
                                  PART II
                             OTHER INFORMATION


                                  Item 1

                             Legal Proceedings


Great American Life Insurance Company ("GALIC") was named a defendant in purported class action lawsuits (Woodward v. Great American Life Insurance Company, Hamilton County Court of Common Pleas, Case No. A9900587, filed February 2, 1999 and Marshak v. Great American Life Insurance Company, Harris County, Texas filed June 18, 1999). The complaints seek unspecified money damages (the Texas complaint also seeks declaratory relief) based on alleged (i) failure of GALIC to allow the tax-free transfer of the annuity value of certain annuities to other product providers, and (ii) misleading and fraudulent disclosures concerning GALIC's interest crediting practices. The Texas complaint also alleges that the sale of annuities to tax-qualified plans was inappropriate. GALIC has not completed its review of the complaints but believes it has meritorious defenses. However, it is too early to predict the ultimate outcome of these actions and their impact on the Company.


                                  Item 4

            Submission of Matters to a Vote of Security Holders

AFG's Annual Meeting of Shareholders was held on May 19, 1999; there were two matters voted upon: (Item 1) election of eight directors, and (Item 2) approval of an amendment to the Stock Option Plan.

The votes cast for, against, withheld and the number of abstentions as to each matter voted on at the 1999 Annual Meeting is set forth below:

      Name                For           Against    Withheld    Abstain

Item 1
   Theodore H. Emmerich   54,346,187      N/A       535,048      N/A
   James E. Evans         54,352,061      N/A       529,174      N/A
   Thomas M. Hunt         54,343,201      N/A       538,034      N/A
   Carl H. Lindner        54,336,970      N/A       544,265      N/A
   Carl H. Lindner III    54,343,890      N/A       537,345      N/A
   Keith E. Lindner       54,344,035      N/A       537,200      N/A
   S. Craig Lindner       54,344,049      N/A       537,186      N/A
   William R. Martin      54,348,321      N/A       532,914      N/A

Item 2                    47,989,374   6,817,491      N/A       74,370

____________________
N/A - Not Applicable

                    AMERICAN FINANCIAL GROUP, INC. 10-Q
                                  PART II
                             OTHER INFORMATION


                                  Item 6

                     Exhibits and Reports on Form 8-K


(a) Exhibit 27.1 - Financial Data Schedule as of June 30, 1999.  For
                   submission in electronic filing only.

(b) Reports on Form 8-K:  none








                                 Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Group, Inc.



August 9, 1999                  BY: Fred J. Runk
                                    Fred J. Runk
                                    Senior Vice President and Treasurer