Form 10-Q
period 1999-09-30
AMERICAN FINANCIAL GROUP INC
filed 1999-11-12
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File
September 30, 1999                                      No. 1-13653



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


   As of November 1, 1999, there were 58,406,695 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q
                                  PART I
                           FINANCIAL INFORMATION

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                          (Dollars In Thousands)

                                                    September 30,  December 31,
                                                            1999          1998
Assets:
 Cash and short-term investments                     $   312,579   $   296,721
 Investments:
   Fixed maturities - at market
     (amortized cost - $10,054,347 and $9,921,344)     9,966,947    10,324,344
   Other stocks - at market
     (cost - $231,533 and $207,345)                      427,733       430,345
   Investment in investee corporation                    191,179       192,138
   Policy loans                                          217,205       220,496
   Real estate and other investments                     271,829       271,915
       Total investments                              11,074,893    11,439,238

 Recoverables from reinsurers and prepaid
   reinsurance premiums                                2,124,232     1,973,895
 Agents' balances and premiums receivable                709,348       618,198
 Deferred acquisition costs                              563,537       464,047
 Other receivables                                       216,046       306,821
 Assets held in separate accounts                        243,444       120,049
 Prepaid expenses, deferred charges and other assets     445,490       344,465
 Cost in excess of net assets acquired                   328,984       281,769

                                                     $16,018,553   $15,845,203

Liabilities and Capital:
 Unpaid losses and loss adjustment expenses          $ 4,876,564   $ 4,773,377
 Unearned premiums                                     1,260,249     1,232,848
 Annuity benefits accumulated                          5,473,639     5,449,633
 Life, accident and health reserves                      369,370       341,595
 Long-term debt:
   Holding companies                                     498,464       415,536
   Subsidiaries                                          239,188       176,896
 Liabilities related to separate accounts                243,444       120,049
 Accounts payable, accrued expenses and other
   liabilities                                         1,130,969     1,097,316
       Total liabilities                              14,091,887    13,607,250

 Minority interest                                       494,774       521,776

 Shareholders' Equity:
   Common Stock, no par value
     - 200,000,000 shares authorized
     - 58,398,505 and 60,928,322 shares outstanding       58,399        60,928
   Capital surplus                                       742,013       770,721
   Retained earnings                                     557,380       527,028
   Unrealized gains on marketable securities, net         74,100       357,500
       Total shareholders' equity                      1,431,892     1,716,177

                                                     $16,018,553   $15,845,203

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF EARNINGS
                   (In Thousands, Except Per Share Data)

                                               Three months ended        Nine months ended
                                                   September 30,           September 30,
                                                  1999         1998         1999         1998
Income:
  Property and casualty insurance
    premiums                                  $585,560   $  696,537   $1,680,561   $2,080,003
  Life, accident and health premiums            26,463       50,434       77,418      145,710
  Investment income                            216,927      222,683      632,302      671,923
  Equity in net earnings (loss) of investee    (14,797)      (5,518)       2,639       26,396
  Realized gains (losses) on sales of:
    Securities                                  (5,744)      14,302        5,997       28,890
    Investee and subsidiaries                     -          11,090         -          20,510
    Other investments                             -            -            -           6,843
  Other income                                  45,709       42,276      100,343      106,153
                                               854,118    1,031,804    2,499,260    3,086,428

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses        423,402      513,537    1,188,050    1,577,440
    Commissions and other underwriting
      expenses                                 171,824      201,777      506,646      586,409
  Annuity benefits                              66,516       64,514      194,977      204,735
  Life, accident and health benefits            17,365       40,547       52,238      115,208
  Interest charges on borrowed money            17,175       14,932       48,122       42,878
  Minority interest expense                     12,671       16,628       38,008       43,795
  Other operating and general expenses          99,482       93,816      264,210      254,616
                                               808,435      945,751    2,292,251    2,825,081

Earnings before income taxes,
  extraordinary items and cumulative
  effect of accounting change                   45,683       86,053      207,009      261,347
Provision for income taxes                      17,075       29,622       74,214       97,464

Earnings before extraordinary items and
  cumulative effect of accounting change        28,608       56,431      132,795      163,883

Extraordinary items - gain (loss) on
  prepayment of debt                             1,477          (36)      (2,261)        (763)
Cumulative effect of accounting change            -            -          (3,854)        -

Net Earnings                                  $ 30,085   $   56,395   $  126,680   $  163,120

Basic earnings (loss) per Common Share:
  Before extraordinary items and
    effect of accounting change                   $.48         $.92        $2.21        $2.67
  Gain (loss) on prepayment of debt                .02          -           (.04)        (.01)
  Cumulative effect of accounting change           -            -           (.06)         -
  Net earnings available to Common Shares         $.50         $.92        $2.11        $2.66

Diluted earnings (loss) per Common Share:
  Before extraordinary items and
    effect of accounting change                   $.48         $.91        $2.18        $2.63
  Gain (loss) on prepayment of debt                .02          -           (.04)        (.01)
  Cumulative effect of accounting change           -            -           (.06)         -
  Net earnings available to Common Shares         $.50         $.91        $2.08        $2.62

Average number of Common Shares:
  Basic                                         59,623       61,374       60,177       61,278
  Diluted                                       60,002       62,191       60,764       62,315

Cash dividends per Common Share                   $.25         $.25         $.75         $.75

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (Dollars in Thousands)

                                                    Common Stock              Unrealized
                                            Common   and Capital   Retained      Gain on
                                            Shares       Surplus   Earnings   Securities         Total
Balance at January 1, 1999              60,928,322      $831,649   $527,028     $357,500    $1,716,177

Net earnings                                  -             -       126,680         -          126,680
Change in unrealized                          -             -          -        (283,400)     (283,400)
  Comprehensive income (loss)                                                                 (156,720)

Dividends on Common Stock                     -             -       (45,152)        -          (45,152)
Shares issued:
  Exercise of stock options                 74,853         2,060       -            -            2,060
  Dividend reinvestment plan                 6,099           222       -            -              222
  Employee stock purchase plan              48,064         1,695       -            -            1,695
  401-K plan company match                  57,888         2,171       -            -            2,171
  Portion of bonuses paid in stock          38,640         1,438       -            -            1,438
  Directors fees paid in stock               1,865            68       -            -               68
Shares repurchased                      (2,757,226)      (37,726)   (51,176)        -          (88,902)
Tax effect of intercompany dividends          -           (4,800)      -            -           (4,800)
Other                                         -            3,635       -            -            3,635

Balance at September 30, 1999           58,398,505      $800,412   $557,380     $ 74,100    $1,431,892






Balance at January 1, 1998              61,048,904      $836,738   $477,071     $348,900    $1,662,709

Net earnings                                  -             -       163,120         -          163,120
Change in unrealized                          -             -          -          12,500        12,500
  Comprehensive income                                                                         175,620

Dividends on Common Stock                     -             -       (45,960)         -         (45,960)
Shares issued:
  Exercise of stock options                296,416         8,288       -             -           8,288
  Dividend reinvestment plan                 7,094           294       -             -             294
  Employee stock purchase plan              51,323         2,089       -             -           2,089
  401-K plan company match                  44,035         1,783       -             -           1,783
  Portion of bonuses paid in stock          20,300           816       -             -             816
  Directors fees paid in stock               1,622            68       -             -              68
Shares repurchased                        (423,622)       (5,846)    (9,737)         -         (15,583)
Tax effect of intercompany dividends          -           (1,470)      -             -          (1,470)
Other                                         -               66       -             -              66

Balance at September 30, 1998           61,046,072      $842,826   $584,494      $361,400   $1,788,720

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In Thousands)

                                                          Nine months ended
                                                             September 30,
                                                            1999          1998
Operating Activities:
  Net earnings                                        $  126,680    $  163,120
  Adjustments:
   Extraordinary items                                     2,261           763
   Cumulative effect of accounting change                  3,854          -
   Depreciation and amortization                          68,659        71,589
   Annuity benefits                                      194,977       204,735
   Equity in net earnings of investee                     (2,639)      (26,396)
   Realized gains on investing activities                (20,749)      (80,357)
   Deferred annuity and life policy acquisition costs    (87,009)      (87,459)
   Increase in reinsurance and other receivables        (135,237)     (247,348)
   Increase in other assets                              (64,697)      (37,681)
   Increase in insurance claims and reserves             116,590       293,264
   Increase in other liabilities                          95,660       121,631
   Increase in minority interest                           8,016         9,196
   Dividends from investee                                 3,600         3,600
   Other, net                                             (9,350)       (9,031)
                                                         300,616       379,626
Investing Activities:
  Purchases of and additional investments in:
   Fixed maturity investments                         (1,562,054)   (1,682,077)
   Equity securities                                     (56,041)      (54,971)
   Subsidiaries                                         (204,942)      (31,825)
   Real estate, property and equipment                   (63,496)      (49,425)
  Maturities and redemptions of fixed maturity
   investments                                           801,833     1,017,153
  Sales of:
   Fixed maturity investments                            886,790       544,722
   Equity securities                                      45,887        19,119
   Subsidiaries                                             -          164,589
   Real estate, property and equipment                    24,394        48,634
  Cash and short-term investments of acquired (former)
   subsidiaries, net                                      19,454       (18,146)
  Decrease (increase) in other investments                12,734        (9,363)
                                                         (95,441)      (51,590)

Financing Activities:
  Fixed annuity receipts                                 330,744       358,659
  Annuity surrenders, benefits and withdrawals          (524,148)     (538,912)
  Additional long-term borrowings                        557,170       217,537
  Reductions of long-term debt                          (417,015)     (159,383)
  Issuances of Common Stock                                2,968         9,725
  Repurchases of Common Stock                            (88,597)      (14,702)
  Repurchases of trust preferred securities               (5,509)         -
  Cash dividends paid                                    (44,930)      (45,666)
                                                        (189,317)     (172,742)

Net Increase in Cash and Short-term Investments           15,858       155,294

Cash and short-term investments at beginning
  of period                                              296,721       257,117

Cash and short-term investments at end of period      $  312,579    $  412,411

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

   Insurance As discussed under "Reinsurance" below, unpaid losses and loss adjustment expenses and unearned premiums have not been reduced for reinsurance recoverable. To the extent that unrealized gains (losses) from securities classified as "available for sale" would result in adjustments to deferred acquisition costs and policyholder liabilities had those gains (losses) actually been realized, such balance sheet amounts are adjusted, net of deferred taxes.

      Reinsurance In the normal course of business, AFG's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering reinsurance ceded, AFG's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFG's insurance subsidiaries report as assets
   (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. AFG's

                    AMERICAN FINANCIAL GROUP, INC. 10-Q
   insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding reinsurers.

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

      Life, Accident and Health Reserves Liabilities for future policy benefits under traditional life, accident and health policies are computed using the net level premium method. Computations are based on anticipated investment yield, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves established for accident and health claims are modified as necessary to reflect actual experience and developing trends.

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

   Earnings Per Share Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the following dilutive effects of common stock options: third quarter of 1999 and 1998 -
   .4 million shares and .8 million shares; nine months of 1999 and 1998 - .6 million shares and 1.0 million shares, respectively.

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

   Old Republic and Consolidated Financial In February 1999, AAG acquired Old Republic Life Insurance Company of New York for $27 million in cash. In July 1999, AAG acquired Consolidated Financial Corp., an insurance agency, for $21 million in cash.

   United Teacher Associates In October 1999, AAG acquired United Teacher Associates Insurance Company of Austin, Texas ("UTA") for $81 million in cash, subject to post-closing adjustments. UTA provides supplemental health products and retirement annuities, and purchases blocks of insurance policies from other insurers.

   Commercial lines division In December 1998, AFG completed the sale of substantially all of its Commercial lines division to Ohio Casualty Corporation for $300 million plus warrants to purchase 6 million (post split) shares of Ohio Casualty common stock. AFG deferred a gain of $103 million on the insurance ceded to Ohio Casualty and recognized a pretax gain of $153 million on the sale of the other net assets. The deferred gain is being recognized over the estimated remaining settlement period (weighted average of 4.25 years) of the claims ceded. AFG may receive up to an additional $40 million in the year 2000 based upon the retention and growth of the insurance businesses acquired by Ohio Casualty. The commercial lines sold generated net written premiums of $210 million for the nine months ended September 30, 1998.

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

                                          Three months ended         Nine months ended
                                             September 30,             September 30,
                                            1999          1998          1999          1998
     Revenues (a)
     Property and casualty insurance:
       Premiums earned:
         Personal                       $288,454    $  321,701    $  875,036    $  980,288
         Specialty                       296,254       365,670       804,957     1,068,854
         Other lines - primarily
           discontinued                      852         9,166           568        30,861
                                         585,560       696,537     1,680,561     2,080,003
       Investment and other income       110,923       123,128       329,885       376,684
                                         696,483       819,665     2,010,446     2,456,687
     Annuities and life (b)              161,474       210,842       465,348       584,834
     Other                                10,958         6,815        20,827        18,511
                                         868,915     1,037,322     2,496,621     3,060,032
     Equity in net earnings (loss)
       of investee                       (14,797)       (5,518)        2,639        26,396

                                        $854,118    $1,031,804    $2,499,260    $3,086,428

     Operating Profit (Loss)
     Property and casualty insurance:
       Underwriting:
         Personal                      ($  3,167)   $    8,860   ($    1,121)   $   30,129
         Specialty                        (9,246)      (21,781)       (7,925)      (80,886)
         Other lines - primarily
           discontinued                    2,747        (5,856)       (5,089)      (33,089)
                                          (9,666)      (18,777)      (14,135)      (83,846)
       Investment and other income        70,212        91,076       214,477       290,185
                                          60,546        72,299       200,342       206,339
     Annuities and life                   21,250        48,977        71,681       107,649
     Other (c)                           (21,316)      (29,705)      (67,653)      (79,037)
                                          60,480        91,571       204,370       234,951
     Equity in net earnings (loss)
       of investee                       (14,797)       (5,518)        2,639        26,396

                                        $ 45,683    $   86,053    $  207,009    $  261,347

     (a) Revenues include sales of products and services as well as other income earned by the respective segments.
     (b) Represents primarily investment income.
     (c) Includes holding company expenses.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

D. Investment in Investee Corporation Investment in investee corporation reflects AFG's ownership of 24 million shares (36%) of Chiquita common stock. The market value of this investment was $142 million and $229 million at September 30, 1999 and December 31, 1998, respectively. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita follows (in millions):

                                         Nine months ended September 30,
                                                    1999           1998
      Net Sales                                   $1,937         $2,094
      Operating Income                                93            157
      Net Income                                      19             83

E. Long-Term Debt The carrying value of long-term debt consisted of the following (in thousands):

                                                      September 30,   December 31,
                                                              1999           1998
      Holding Companies:
       AFG 7-1/8% Senior Debentures due April 2009        $314,320           -
       AFG 7-1/8% Senior Debentures due December 2007       79,600       $100,000
       AFC notes payable under bank line                    60,000         80,000
       AFC 9-3/4% Debentures due April 2004                   -            78,560
       American Premier Underwriters, Inc. ("APU")
         9-3/4% Subordinated Notes due August 1999            -            89,467
       APU 10-5/8% Subordinated Notes due April 2000        23,885         41,518
       APU 10-7/8% Subordinated Notes due May 2011          11,673         17,473
       Other                                                 8,986          8,518

                                                          $498,464       $415,536
      Subsidiaries:
       AAG 6-7/8% Senior Notes due June 2008              $100,000       $100,000
       AAG notes payable under bank line                    95,000         27,000
       Notes payable secured by real estate                 31,823         37,602
       Other                                                12,365         12,294

                                                          $239,188       $176,896

   In April 1999, AFG issued $350 million principal amount of 7-1/8% Senior Debentures due 2009. The proceeds from this offering were used primarily to redeem or repurchase other debt.

   At September 30, 1999, sinking fund and other scheduled principal payments on debt for the balance of 1999 and the subsequent five years were as follows (in thousands):

                 Holding
               Companies    Subsidiaries          Total
      1999       $  -            $   596       $    596
      2000        23,667           3,501         27,168
      2001          -              1,512          1,512
      2002        66,044          36,405        102,449
      2003          -             61,438         61,438
      2004          -             14,391         14,391

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

   AFC and AAG each have an unsecured credit agreement with a group of banks under which they can borrow up to $300 million and $200 million, respectively. Borrowings bear interest at floating rates based on prime or Eurodollar rates. Loans mature December 2002 under the AFC credit agreement and from 2000 to 2003 under the AAG credit agreement.

F. Minority Interest Minority interest in AFG's balance sheet is comprised of the following (in thousands):

                                               September 30,   December 31,
                                                       1999           1998
      Interest of noncontrolling shareholders
        in subsidiaries' common stock              $103,020       $124,622
      Preferred securities issued by
        subsidiary trusts                           319,600        325,000
      AFC preferred stock                            72,154         72,154

                                                   $494,774       $521,776

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

   Date of                                      September 30,   December 31,   Optional
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

   AFC Preferred Stock AFC's Preferred Stock is voting, cumulative, and consists of the following:

      Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at September 30, 1999 and December 31, 1998.

   Minority Interest Expense Minority interest expense is comprised of (in thousands):

                                                Nine months ended
                                                   September 30,
                                                  1999       1998
      Interest of noncontrolling shareholders
        in earnings of subsidiaries            $12,899    $18,323
      Accrued distributions by subsidiaries
        on preferred securities:
          Trust issued securities               20,780     21,143
          AFC preferred stock                    4,329      4,329

                                               $38,008    $43,795

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

G. Shareholders' Equity At September 30, 1999, there were 58,398,505 shares of AFG Common Stock outstanding, including 1,366,556 shares held by American Premier for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of The Penn Central Corporation, the name of American Premier prior to 1994. Shares being held for distribution are not eligible to vote but otherwise are accounted for as issued and outstanding. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

   At September 30, 1999, there were 6.9 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 4.6 million shares outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. All options expire ten years after the date of grant.

   The change in unrealized gains on marketable securities for the nine months ended September 30 included the following (in millions):

                                                                   Minority
                                                Pretax     Taxes   Interest     Net
               1999
   Unrealized holding gains (losses) on
     securities arising during the period      ($471.7)   $163.4     $29.4    ($278.9)
   Reclassification adjustment for
     realized gains included in net income        (6.0)      2.1       (.6)      (4.5)
   Change in unrealized gains on
     marketable securities, net                ($477.7)   $165.5     $28.8    ($283.4)

               1998
   Unrealized holding gains (losses) on
     securities arising during the period       $ 67.2   ($ 22.0)   ($ 7.0)    $ 38.2
   Reclassification adjustment for
     realized gains included in net income
     and unrealized gains of subsidiaries sold   (45.1)     15.8       3.6      (25.7)
   Change in unrealized gains on
     marketable securities, net                 $ 22.1   ($  6.2)   ($ 3.4)    $ 12.5

H. Extraordinary Items Extraordinary items represent AFG's proportionate share of gains (losses) related to debt retirements by the following companies. Amounts shown are net of minority interest and income taxes (in thousands):

                                    Nine months ended
                                      September 30,
                                      1999       1998
         Holding Companies:
          AFG (parent)              $1,735       $ -
          AFC (parent)              (2,993)       (51)
          APU (parent)              (1,003)       (63)
         Subsidiaries:
          AAG                         -          (649)

                                   ($2,261)     ($763)

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

I. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFG's Statement of Cash Flows consisted of the following (in thousands):

                                      Available     Held to
                                       For Sale    Maturity(a)          Total
      1999
      Purchases                      $1,562,054    $   -           $1,562,054
      Maturities and redemptions        801,833        -              801,833
      Sales                             886,790        -              886,790

      1998
      Purchases                      $1,681,251    $    826        $1,682,077
      Maturities and redemptions        538,293     478,860         1,017,153
      Sales                             506,819      37,903(b)        544,722

      (a) At December 31, 1998, AFG reclassified all of its "held to maturity" fixed maturity securities to "available for sale."
      (b) Sold (at a gain of $.7 million) due to significant deterioration in the issuers' creditworthiness.

J. Commitments and Contingencies There have been no significant changes to the matters discussed and referred to in Part II of AFG's June 30, 1999 Form 10-Q and Note L "Commitments and Contingencies" in AFG's Annual Report on Form 10-K for 1998.

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

   To address the Year 2000 issue, AFG's operations were divided into separate systems groups. All groups have completed Year 2000 program modifications, software installations and about 98% of the tests to be performed, and are engaged in test documentation activities.

   Contingency plans are being developed for certain business processes and systems deemed most critical to operations. These plans provide a documented order of actions necessary to keep the business functions operating. Such plans typically include procedures and workflow processes for operating in a failed environment. Contingency planning is expected to be substantially completed by November 30, 1999.

   Many of the systems being replaced were planned replacements which were accelerated due to the Year 2000 considerations. In addition, a significant portion of AFG's Year 2000 Project is being completed using internal staff. Therefore, cost estimates for the Year 2000 Project do not represent solely incremental costs.

   During the first nine months of 1999, AFG incurred $23 million for Year 2000 costs, of which $6 million was capitalized and $17 million was expensed. From inception of the Year 2000 Project in the early 1990's, AFG estimates that it has incurred approximately $70 million of such costs, including capitalized costs of $16 million. AFG expects that an additional $7 million will be incurred, of which about half will be capitalized.

   Projected Year 2000 costs and completion dates are based on management's best estimates. However, there can be no assurances that these estimates will be achieved. Should software modifications and new software installations not be completed on a timely basis, the resulting disruptions could have a material adverse affect on operations.

   AFG's operations could also be affected by the inability of third parties such as agents and vendors to become Year 2000 compliant. Assessments of property and casualty agents and life and annuity agents have been completed. Efforts to evaluate third party vendors have been intensified and will continue to be

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

                   Management's Discussion and Analysis
       of Financial Condition and Results of Operations - Continued


   updated through the fourth quarter. In addition, AFG's property and casualty insurance subsidiaries are reviewing the potential impact of the Year 2000 issue on insureds as part of their underwriting process. They are also reviewing policy forms, issuing clarifying endorsements where appropriate and examining coverage issues for Year 2000 exposures. While it is possible that Year 2000 claims may emerge in future periods, it is not possible to estimate any such amounts.

   IT Initiative In the third quarter of 1999, AFG's newly hired Chief Information Officer initiated an enterprise-wide study of its information technology ("IT") resources, needs and opportunities. AFG expects that the initiative will entail extensive effort and costs and may lead to substantial changes in the area, which should result in significant cost savings, efficiencies and effectiveness in the future. While the costs (most of which will be expensed) will precede any savings to be realized, management expects benefits to greatly exceed the costs incurred, all of which will be funded through available working capital.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios AFG's debt to total capital ratio (at the parent holding company level) was approximately 24% at September 30, 1999 and 18% at December 31, 1998. AFG's ratio of earnings to fixed charges (on a total enterprise basis) was 3.44 for the first nine months of 1999 and
   3.22 for the entire year of 1998.

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

   AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At September 30, 1999, there was $60 million borrowed under the credit line.

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

   Investments Approximately 90% of the fixed maturities held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 1999. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

   AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

   RESULTS OF OPERATIONS

   General Pretax earnings before extraordinary items and cumulative effect of accounting change for the three months and nine months ended September 30, 1999 were $45.7 million and $207 million, respectively, compared to $86.1 million and $261.3 million in the comparable 1998 periods. Improved underwriting results for both the three and nine month periods were more than offset by decreases in realized gains, investment income and investee earnings.

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

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

                   Management's Discussion and Analysis
       of Financial Condition and Results of Operations - Continued


   Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                     Three months ended    Nine months ended
                                        September 30,         September 30,
                                         1999     1998        1999       1998
      Net Written Premiums (GAAP)
        Personal                       $287.3   $314.3    $  839.2   $  998.0
        Specialty                       323.7    357.9       850.4    1,039.6
        Other lines                        .7      2.1         (.8)      17.7
                                       $611.7   $674.3    $1,688.8   $2,055.3

      Combined Ratios (GAAP)
        Personal                        101.1%    97.3%      100.2%      96.9%
        Specialty                       103.2    106.0       101.0      107.5
        Aggregate (including
          discontinued lines)           101.7    102.8       100.8      104.1

      Personal The Personal group's net written premiums for the third quarter and first nine months of 1999 includes $22.1 million and $42.9 million, respectively, in net premiums written by Worldwide since its acquisition in April. The decrease in written premiums reflects continuing strong price competition in the private passenger automobile market. The combined ratios for 1999 increased as loss and underwriting expenses declined at a slower rate than premiums.

      Specialty The Specialty Group's net written premiums for the third quarter and first nine months of 1999 increased slightly compared to the 1998 periods, excluding premiums of the commercial lines division sold in December 1998 and the effect of ceding approximately 30% of California workers' compensation premiums under a reinsurance agreement implemented during the third quarter of 1998.

   A deferred gain of $103 million on the Commercial lines business ceded to Ohio Casualty in December 1998 is being recognized over the estimated settlement period (weighted average 4.25 years) of the claims ceded. The Specialty group's underwriting results for the third quarter and first nine months of 1999 include $6.7 million and $20.1 million, respectively, in earnings recognized on the ceded business. In addition, the improvement in the combined ratios for the 1999 periods reflects (i) a decrease in losses from severe weather for the nine-month period (ii) improved underwriting margins in California workers' compensation business largely due to favorable reinsurance agreements and (iii) the absence of losses included in the 1998 periods attributable to the commercial lines sold.

   Life, Accident and Health Premiums and Benefits The decrease in life, accident and health premiums and benefits reflects primarily the sale of AAG's Funeral Services division in September 1998.

   Investment Income  Investment income decreased approximately
   $5.8 million (3%) in the third quarter of 1999 and $39.6 million (6%) in the first nine months of 1999 compared to 1998 due primarily to the transfer of investment assets in connection with the sales of the Commercial lines division and Funeral Services division in 1998, partially offset by the effect of the purchase of Worldwide in April 1999.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

                   Management's Discussion and Analysis
       of Financial Condition and Results of Operations - Continued


   Investee Corporation Equity in net earnings of investee corporation represents AFG's proportionate share of Chiquita's earnings. Chiquita reported net losses for the third quarter of 1999 and 1998 of $37 million and $11 million, respectively. For the first nine months of 1999 and 1998, Chiquita reported net income of $19 million and $83 million, respectively.

   Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

   Gain on Sale of Investee and Subsidiaries The gains on sales of investees and subsidiaries in 1998 include (i) pretax gains of $7.7 million and $1.7 million in the first and second quarters as a result of Chiquita's public issuance of shares of its common stock,
   (ii) a pretax gain of $21.6 million on AAG's sale of its Funeral Services division in September and (iii) a third quarter charge of $10.5 million relating to operations expected to be sold or otherwise disposed of.

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

                    AMERICAN FINANCIAL GROUP, INC. 10-Q


                                  Item 3

          Quantitative and Qualitative Disclosure of Market Risk


   The tables below show scheduled principal payments (in millions) on fixed-rate and variable-rate long-term debt of AFG and its subsidiaries and related average interest rates as of September 30, 1999 and December 31, 1998.

                                     September 30, 1999
                          Fixed-Rate Debt          Variable-Rate Debt
                                    Weighted                  Weighted
                        Scheduled    Average      Scheduled    Average
                        Principal   Interest      Principal   Interest
                         Payments       Rate       Payments       Rate
       1999 (remainder)    $   .4       6.78%        $   .1       7.26%
       2000                  27.0       9.96             .2       7.13
       2001                   1.4       6.81             .1       7.00
       2002                   1.3       6.50          101.2       6.08
       2003                   1.3       6.38           60.2       5.89
       2004                  14.2       8.38             .2       7.00
       Thereafter           531.3       7.16             .1       7.00

       Total               $576.9       7.32%        $162.1       6.01%

       Market Value        $549.6                    $162.1



                                     December 31, 1998
                          Fixed-Rate Debt          Variable-Rate Debt
                                    Weighted                  Weighted
                        Scheduled    Average      Scheduled    Average
                        Principal   Interest      Principal   Interest
                         Payments       Rate       Payments       Rate
       1999                $ 90.7       9.69%        $   .3       5.86%
       2000                  49.1       9.85             .2       5.80
       2001                   1.2       7.13             .1       5.58
       2002                   1.1       6.81           85.7       5.95
       2003                   1.1       6.68           27.2       6.09
       Thereafter           333.3       7.92             .2       5.58

       Total               $476.5       8.45%        $113.7       5.98%

       Market Value        $490.6                    $113.7


   As of September 30, 1999, there were no material changes to the other information provided in AFG's Form 10-K for 1998 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q
                                  PART II
                             OTHER INFORMATION


                                  Item 2

                 Changes In Securities and Use of Proceeds


(a) Not applicable.

(b) Not applicable.

(c) In July 1999, AFG issued 11,740 shares of its common stock without par value to an AFG executive officer at the inception of his employment. The shares were issued pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933, and are restricted in that the recipient will not receive possession of the shares until December 31, 1999 (one-half) and December 31, 2000 (the remaining half). He currently receives dividends and may vote the shares.

(d) Not applicable.


                                  Item 6

                     Exhibits and Reports on Form 8-K


(a) Exhibit 27.1 - Financial Data Schedule as of September 30, 1999.
                   For submission in electronic filing only.

(b) Reports on Form 8-K:  none


                                 Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Group, Inc.



November 12, 1999               BY: Fred J. Runk
                                    Fred J. Runk
                                    Senior Vice President and Treasurer