Form 10-Q
period 2000-03-31
AMERICAN FINANCIAL GROUP INC
filed 2000-05-12
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File
March 31, 2000                                          No. 1-13653



                      AMERICAN FINANCIAL GROUP, INC.




Incorporated under                                      IRS Employer I.D.
the Laws of Ohio                                        No. 31-1544320


              One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   As of May 1, 2000, there were 58,550,029 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                                     PART I

                              FINANCIAL INFORMATION

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                             (Dollars In Thousands)

                                                                   March 31,        December 31,
                                                                       2000                1999
                                                                -----------         -----------
Assets:
   Cash and short-term investments                              $   287,229         $   390,630
   Investments:
     Fixed maturities - at market
       (amortized cost - $10,306,984 and $10,101,105)            10,039,884           9,862,205
     Other stocks - at market
       (cost - $233,168 and $229,201)                               399,568             409,701
     Investment in investee corporation                             171,019             159,984
     Policy loans                                                   215,247             217,171
     Real estate and other investments                              274,059             269,032
                                                                -----------         -----------
         Total investments                                       11,099,777          10,918,093

   Recoverables from reinsurers and prepaid
     reinsurance premiums                                         1,898,066           2,105,818
   Agents' balances and premiums receivable                         708,443             656,924
   Deferred acquisition costs                                       705,695             660,672
   Other receivables                                                256,820             223,753
   Variable annuity assets (separate accounts)                      466,359             354,371
   Prepaid expenses, deferred charges and other assets              403,220             411,742
   Cost in excess of net assets acquired                            328,689             332,072
                                                                -----------         -----------

                                                                $16,154,298         $16,054,075
                                                                ===========          ==========

Liabilities and Capital:
   Unpaid losses and loss adjustment expenses                   $ 4,656,193         $ 4,795,449
   Unearned premiums                                              1,410,459           1,325,766
   Annuity benefits accumulated                                   5,494,318           5,519,528
   Life, accident and health reserves                               525,750             520,644
   Long-term debt:
     Holding companies                                              535,417             492,923
     Subsidiaries                                                   240,850             239,733
   Variable annuity liabilities (separate accounts)                 466,359             354,371
   Accounts payable, accrued expenses and other
     liabilities                                                    993,424             976,413
                                                                -----------         -----------
         Total liabilities                                       14,322,770          14,224,827

   Minority interest                                                483,115             489,270

   Shareholders' Equity:
     Common Stock, no par value
       - 200,000,000 shares authorized
       - 58,543,543 and 58,419,952 shares outstanding                58,544              58,420
     Capital surplus                                                743,257             742,220
     Retained earnings                                              587,812             557,538
     Unrealized loss on marketable securities, net                  (41,200)            (18,200)
                                                                -----------         -----------
         Total shareholders' equity                               1,348,413           1,339,978
                                                                -----------         -----------

                                                                $16,154,298         $16,054,075
                                                                ===========          ==========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF EARNINGS
                   (In Thousands, Except Per Share Data)

                                                          Three months ended
                                                                March 31,
                                                        ----------------------
                                                            2000          1999
                                                            ----          ----
Income:
  Property and casualty insurance premiums              $572,137      $537,466
  Life, accident and health premiums                      49,919        25,588
  Investment income                                      209,480       203,910
  Realized gains (losses) on sales of securities          (1,433)        4,449
  Other income                                            48,193        26,057
                                                        --------      --------
                                                         878,296       797,470

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses                  417,651       365,829
    Commissions and other underwriting expenses          178,432       168,221
  Annuity benefits                                        66,161        64,941
  Life, accident and health benefits                      36,724        18,879
  Interest charges on borrowed money                      16,026        13,434
  Other operating and general expenses                    92,695        76,609
                                                        --------      --------
                                                         807,689       707,913

Operating earnings before income taxes                    70,607        89,557
Provision for income taxes                                23,161        30,083
                                                        --------      --------

Net operating earnings                                    47,446        59,474

Minority interest expense, net of tax                     (9,896)      (10,966)
Equity in net earnings of investee, net of tax             7,175        10,606
                                                        --------      --------

Earnings before accounting change                         44,725        59,114
Cumulative effect of accounting change                      -           (3,854)
                                                        --------      --------

Net Earnings                                            $ 44,725      $ 55,260
                                                        ========      ========

Basic earnings (loss) per Common Share:

  Before accounting change                                  $.76          $.97
  Cumulative effect of accounting change                      -           (.06)
                                                            ----          ----
  Net earnings available to Common Shares                   $.76          $.91
                                                            ====          ====

Diluted earnings (loss) per Common Share:

  Before accounting change                                  $.76          $.96
  Cumulative effect of accounting change                      -           (.06)
                                                            ----          ----
  Net earnings available to Common Shares                   $.76          $.90
                                                            ====          ====

Average number of Common Shares:
  Basic                                                   58,466        60,962
  Diluted                                                 58,545        61,722

Cash dividends per Common Share                             $.25          $.25

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                Common Stock                      Unrealized
                                                     Common      and Capital     Retained        Gain (Loss)
                                                     Shares          Surplus     Earnings      on Securities             Total
                                                 ----------     ------------     --------      -------------        ----------
Balance at January 1, 2000                       58,419,952         $800,640     $557,538           ($18,200)       $1,339,978

  Net earnings                                         -                -          44,725               -               44,725
  Change in unrealized                                 -                -            -               (23,000)          (23,000)
                                                                                                                    ----------
    Comprehensive income                                                                                                21,725

  Dividends on Common Stock                            -                -         (14,607)              -              (14,607)
  Shares issued:
    Employee stock purchase plan                     22,945              527         -                  -                  527
    401-K plan company match                         99,716            2,119         -                  -                2,119
    Directors fees paid in stock                        930               24         -                  -                   24
  Tax effect of intercompany dividends                 -              (1,600)        -                  -               (1,600)
  Repurchase of trust preferred securities             -                -             156               -                  156
  Other                                                -                  91         -                  -                   91
                                                 ----------         --------     --------            -------        ----------

Balance at March 31, 2000                        58,543,543         $801,801     $587,812           ($41,200)       $1,348,413
                                                 ==========         ========     ========            =======        ==========



Balance at January 1, 1999                       60,928,322         $831,649     $527,028           $357,500        $1,716,177

Net earnings                                           -                -          55,260               -               55,260
Change in unrealized                                   -                -            -               (73,400)          (73,400)
                                                                                                                    ----------
  Comprehensive income (loss)                                                                                          (18,140)

Dividends on Common Stock                              -                -         (15,229)              -              (15,229)
Shares issued:
  Exercise of stock options                          55,000            1,532         -                  -                1,532
  Dividend reinvestment plan                          2,276               84         -                  -                   84
  Employee stock purchase plan                       16,500              634         -                  -                  634
  401-K plan company match                           57,888            2,171         -                  -                2,171
  Directors fees paid in stock                          577               22         -                  -                   22
Shares repurchased                               (1,081,312)         (14,760)     (23,775)              -              (38,535)
Tax effect of intercompany dividends                   -              (1,600)        -                  -               (1,600)
Other                                                  -               1,585         -                  -                1,585
                                                 ----------         --------     --------           --------        ----------
Balance at March 31, 1999                        59,979,251         $821,317     $543,284           $284,100        $1,648,701
                                                 ==========         ========     ========           ========        ==========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In Thousands)

                                                                   Three months ended
                                                                         March 31,
                                                                 ----------------------
                                                                     2000          1999
                                                                     ----          ----
Operating Activities:
    Net earnings                                                 $ 44,725      $ 55,260
    Adjustments:
      Cumulative effect of accounting change                         -            3,854
      Equity in net earnings of investee                           (7,175)      (10,606)
      Depreciation and amortization                                30,580        21,949
      Annuity benefits                                             66,161        64,941
      Realized gains on investing activities                       (7,611)       (7,247)
      Deferred annuity and life policy acquisition costs          (33,668)      (28,236)
      Decrease in reinsurance and other receivables               124,728        50,749
      Decrease (increase) in other assets                          13,844       (14,351)
      Decrease in insurance claims and reserves                   (50,957)      (15,614)
      Increase in other liabilities                                 4,542        23,291
      Increase (decrease) in minority interest                     (1,515)          649
      Dividends from investee                                        -            1,200
      Other, net                                                     (127)        1,240
                                                                 --------      --------
                                                                  183,527       147,079

Investing Activities:
    Purchases of and additional investments in:
      Fixed maturity investments                                 (601,115)     (535,513)
      Equity securities                                           (14,786)      (19,183)
      Subsidiaries                                                   -          (26,636)
      Real estate, property and equipment                         (18,935)      (18,541)
    Maturities and redemptions of fixed maturity
      investments                                                 154,704       340,961
    Sales of:
      Fixed maturity investments                                  227,797       180,604
      Equity securities                                            19,265        15,763
      Real estate, property and equipment                           1,504         2,990
    Cash and short-term investments of acquired
      subsidiaries, net                                              -           11,740
    Decrease in other investments                                   5,486        21,563
                                                                 --------      --------
                                                                 (226,080)      (26,252)
                                                                 --------      --------

Financing Activities:
    Fixed annuity receipts                                        126,416       107,487
    Annuity surrenders, benefits and withdrawals                 (192,820)     (189,980)
    Net transfers from fixed to variable annuity assets           (21,453)       (3,063)
    Additional long-term borrowings                                44,091        69,150
    Reductions of long-term debt                                     (610)         (549)
    Issuances of Common Stock                                         448         1,877
    Repurchases of Common Stock                                      -          (38,535)
    Repurchases of trust preferred securities                      (2,313)       (5,509)
    Cash dividends paid                                           (14,607)      (15,145)
                                                                 --------      --------
                                                                  (60,848)      (74,267)
                                                                 --------      --------

Net Increase (Decrease) in Cash and Short-term Investments       (103,401)       46,560

Cash and short-term investments at beginning
    of period                                                     390,630       296,721
                                                                 --------      --------

Cash and short-term investments at end of period                 $287,229      $343,281
                                                                 ========      ========

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

   INVESTMENTS All fixed maturity securities are considered "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage- backed securities are amortized over their expected average lives using the interest method.

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

      REINSURANCE In the normal course of business, AFG's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering reinsurance ceded, AFG's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFG's insurance subsidiaries report as

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
   assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. AFG's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding reinsurers.

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

      VARIABLE ANNUITY ASSETS AND LIABILITIES Separate accounts related to variable annuities represent deposits invested in underlying investment funds on which American Annuity Group, Inc. ("AAG") earns a fee. The investment funds are selected and may be changed only by the policyholder.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

   START-UP COSTS Prior to 1999, AAG, an 83%-owned subsidiary, deferred certain costs associated with introducing new products and distribution channels and amortized them on a straight-line basis over 5 years. In 1999, AAG implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that (i) costs of start-up activities be expensed as incurred and (ii) unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFG expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes) or $.06 per diluted share, effective January 1, 1999.

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

   EARNINGS PER SHARE Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes 79,000 shares in 2000 and 760,000 shares in 1999 representing the dilutive effect of common stock options.

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

B. ACQUISITIONS AND SALES OF SUBSIDIARIES

   WORLDWIDE INSURANCE COMPANY In April 1999, AFG acquired Worldwide Insurance Company for $157 million in cash. Worldwide is a provider of direct response private passenger automobile insurance.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

   COMMERCIAL LINES DIVISION In connection with the 1998 sale of its Commercial lines division to Ohio Casualty Corporation, AFG deferred a gain of $103 million related to the insurance business ceded which is being recognized over the estimated remaining settlement period (weighted average of 4.25 years) of the claims ceded. AFG may receive up to an additional $40 million in mid-2000 based upon the retention and growth through May 31, 2000 of the insurance businesses sold.

C. SEGMENTS OF OPERATIONS AFG's property and casualty group is engaged primarily in private passenger automobile and specialty insurance businesses. The Personal group writes nonstandard and preferred/standard private passenger auto and other personal insurance coverage. The Specialty group includes a highly diversified group of specialty business units. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural- related coverages, executive and professional liability, U.S.-based operations of Japanese companies, fidelity and surety bonds, collateral protection, and umbrella and excess coverages. AFG's annuity and life business markets primarily retirement products as well as life and supplemental health insurance. In addition, AFG owns a significant portion of the voting equity securities of Chiquita Brands International, Inc. (an investee corporation - see Note D).

   The following table (in thousands) shows AFG's revenues and operating profit
   (loss) by significant business segment. Operating profit (loss) represents total revenues less operating expenses.

                                                          Three months ended
                                                               March 31,
                                                       ----------------------
                                                           2000          1999
                                                           ----          ----
      Revenues (a)
      Property and casualty insurance:
        Premiums earned:
          Personal                                     $297,313      $285,817
          Specialty                                     274,823       250,588
          Other lines - primarily discontinued                1         1,061
                                                       --------      --------
                                                        572,137       537,466
        Investment and other income                     121,167       102,268
                                                       --------      --------
                                                        693,304       639,734
      Annuities and life (b)                            181,488       154,016
      Other                                               3,504         3,720
                                                       --------      --------

                                                       $878,296      $797,470
                                                       ========      ========

      Operating Profit (Loss)
      Property and casualty insurance:
        Underwriting:
          Personal                                     ($10,933)     $  4,480
          Specialty                                     (10,498)          349
          Other lines - primarily discontinued           (2,515)       (1,413)
                                                       --------      --------
                                                        (23,946)        3,416
        Investment and other income                      89,365        68,689
                                                       --------      --------
                                                         65,419        72,105
      Annuities and life                                 27,988        35,409
      Other (c)                                         (22,800)      (17,957)
                                                       --------      --------

                                                       $ 70,607      $ 89,557
                                                       ========      ========

      (a) Revenues include sales of products and services as well as other income earned by the respective segments.
      (b)  Represents primarily investment income.
      (c)  Includes holding company expenses.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

D. INVESTMENT IN INVESTEE CORPORATION Investment in investee corporation reflects AFG's ownership of 24 million shares (36%) of Chiquita common stock. The market value of this investment was $114 million at March 31, 2000 and December 31, 1999. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita follows (in millions):

                                        Three months ended March 31,
                                        ----------------------------
                                                    2000        1999
                                                   -----       -----
      Net Sales                                     $658        $693
      Operating Income                                68          77
      Net Income                                      35          49

E. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                              March 31,   December 31,
                                                                  2000           1999
                                                              --------    -----------
     Holding Companies:
        AFG 7-1/8% Senior Debentures due April 2009           $300,808       $300,766
        AFG 7-1/8% Senior Debentures due December 2007          79,600         79,600
        AFC notes payable under bank line                      110,000         68,000
        APU 10-5/8% Subordinated Notes due April 2000           23,684         23,786
        APU 10-7/8% Subordinated Notes due May 2011             11,648         11,661
        Other                                                    9,677          9,110
                                                              --------       --------

                                                              $535,417       $492,923
                                                              ========       ========
     Subsidiaries:
        AAG 6-7/8% Senior Notes due June 2008                 $100,000       $100,000
        AAG notes payable under bank line                       97,000         97,000
        Notes payable secured by real estate                    31,582         31,704
        Other                                                   12,268         11,029
                                                              --------       --------

                                                              $240,850       $239,733
                                                              ========       ========

   At March 31, 2000, sinking fund and other scheduled principal payments on debt for the balance of 2000 and the subsequent five years were as follows (in millions):

                 Holding
               Companies    Subsidiaries          Total
               ---------    ------------          -----
      2000        $ 23.7           $ 2.8         $ 26.5
      2001           -               1.4            1.4
      2002         116.7            38.3          155.0
      2003           -              61.3           61.3
      2004           -              14.2           14.2
      2005           -               9.6            9.6

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

F. MINORITY INTEREST Minority interest in AFG's balance sheet is comprised of the following (in thousands):

                                                   March 31,    December 31,
                                                       2000            1999
                                                   --------     -----------
     Interest of noncontrolling shareholders
       in subsidiaries' common stock               $ 94,101        $ 97,516
     Preferred securities issued by
       subsidiary trusts                            316,860         319,600
     AFC preferred stock                             72,154          72,154
                                                   --------        --------

                                                   $483,115        $489,270
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

   The preferred securities consisted of the following (in thousands):

      Date of                                                March 31,       December 31,        Optional
      Issuance             Issue (Maturity Date)                 2000               1999         Redemption Dates
      -------------        ------------------------          --------        -----------         ----------------
      October 1996         AFCH 9-1/8% TOPrS (2026)           $98,750           $100,000         On or after 10/22/2001
      November 1996        AAG 9-1/4% TOPrS (2026)             73,110             74,600         On or after 11/7/2001
      March 1997           AAG 8-7/8% Pfd   (2027)             70,000             70,000         On or after 3/1/2007
      May 1997             AAG 7-1/4% ROPES (2041)             75,000             75,000         Prior to 9/28/2000 and
                                                                                                    after 9/28/2001

   In the first quarter of 2000, AFCH and AAG repurchased $1.3 million and $1.5 million of their preferred securities for $1.1 million and $1.3 million in cash, respectively.

   AFC PREFERRED STOCK AFC's Preferred Stock is voting, cumulative, and consists of the following:

      Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at March 31, 2000 and December 31, 1999.

   MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                       Three months ended
                                                            March 31,
                                                       ------------------
                                                         2000        1999
                                                       ------     -------
     Interest of noncontrolling shareholders
       in earnings of subsidiaries                     $3,971     $ 4,964
     Accrued distributions by subsidiaries
       on preferred securities:
         Trust issued securities, net of tax            4,482       4,559
         AFC preferred stock                            1,443       1,443
                                                       ------     -------

                                                       $9,896     $10,966
                                                       ======     =======
                                       12

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

G. SHAREHOLDERS' EQUITY At March 31, 2000, there were 58,543,543 shares of AFG Common Stock outstanding, including 1,365,040 shares held by American Premier for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of American Premier's predecessor, The Penn Central Corporation. Shares being held for distribution are not eligible to vote but otherwise are accounted for as issued and outstanding. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

   At March 31, 2000, there were 6.9 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 5.5 million shares outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. All options expire ten years after the date of grant.

   The change in unrealized gain (loss) on marketable securities for the three months ended March 31 included the following (in millions):

                                                                                      Minority
                                                          Pretax          Taxes       Interest             Net
                                                        --------         ------       --------          ------
                        2000
      ----------------------------------------
      Unrealized holding gains (losses) on
        securities arising during the period             ($ 40.3)         $14.5           $2.2          ($23.6)
      Reclassification adjustment for
        realized losses included in net income               1.4            (.5)           (.3)             .6
                                                          ------          -----           ----           -----
      Change in unrealized gain (loss) on
        marketable securities, net                       ($ 38.9)         $14.0           $1.9          ($23.0)
                                                          ======          =====           ====           =====

                         1999
      ---------------------------------------
      Unrealized holding gains (losses) on
        securities arising during the period             ($120.5)         $41.4           $8.1          ($71.0)
      Reclassification adjustment for
        realized gains included in net income               (4.4)           1.6             .4            (2.4)
                                                          ------          -----           ----           -----
      Change in unrealized gain (loss) on
        marketable securities, net                       ($124.9)         $43.0           $8.5          ($73.4)
                                                          ======          =====           ====           =====

H. COMMITMENTS AND CONTINGENCIES There have been no significant changes to the matters discussed and referred to in Note L "Commitments and Contingencies" of AFG's Annual Report on Form 10-K for 1999.

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

   IT INITIATIVE In the third quarter of 1999, AFG initiated an enterprise-wide study of its information technology ("IT") resources, needs and opportunities. AFG expects that the initiative will entail extensive effort and costs and may lead to substantial changes in the area, which should result in significant cost savings, efficiencies and effectiveness in the future. While the costs (most of which will be expensed) will precede any savings to be realized, management expects benefits to greatly exceed the costs incurred, all of which will be funded through available working capital.

   FORWARD-LOOKING STATEMENTS The Private Securities Litigation Reform Act of 1995 encourages corporations to provide investors with information about the company's anticipated performance and provides protection from liability if future results are not the same as management's expectations. This document contains certain forward- looking statements that are based on assumptions which management believes are reasonable, but by their nature, inherently uncertain. Future results could differ materially from those projected. Factors that could cause such differences include, but are not limited to: changes in economic conditions especially with regard to availability of and returns on capital, regulatory actions, changes in legal environment, levels of catastrophe and other major losses, availability of reinsurance, and competitive pressures. AFG undertakes no obligation to update any forward-looking statements.

   LIQUIDITY AND CAPITAL RESOURCES

   RATIOS AFG's debt to total capital ratio (at the parent holding company level) was approximately 26% at March 31, 2000 and 25% at December 31, 1999. AFG's ratio of earnings to fixed charges (on a total enterprise basis) was
   3.16 for the first three months of 2000 and 3.36 for the entire year of 1999.

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

   AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. This credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At March 31, 2000, there was $110 million borrowed under the line.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued

   In April 1999, AFG issued $350 million principal amount of 7-1/8% senior debentures due 2009, using the proceeds to retire outstanding holding company public debt and borrowings under AFC's credit line.

   Dividend payments from subsidiaries have been very important to the liquidity and cash flow of the individual holding companies during certain periods in the past. However, the reliance on such dividend payments has been lessened in recent years by the combination of (i) reductions in the amounts and cost of debt at the holding companies from historical levels (and the related decrease in ongoing cash needs for interest and principal payments), (ii) AFG's ability to obtain financing in capital markets, as well as (iii) the sales of certain noncore investments.

   INVESTMENTS Approximately 90% of the fixed maturities held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at March 31, 2000. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

   AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

   RESULTS OF OPERATIONS

   GENERAL Pretax operating earnings for the first quarter of 2000 were $70.6 million compared to $89.6 million for the first quarter of 1999. A decline in property and casualty underwriting results and the absence of realized gains were partially offset by increased investment income and other income, including sales of certain assets.

   Many investors and analysts focus on "core earnings" of companies, setting aside certain items included in net earnings. Such "core earnings" for AFG, consisting of net earnings adjusted to exclude: (i) realized gains, (ii) equity in investee earnings and (iii) a 1999 accounting change, were $38.3 million ($.65 per share, diluted) in the first quarter of 2000 compared to $46.3 million ($.75 per share, diluted) in the first quarter of 1999.

   PROPERTY AND CASUALTY INSURANCE - UNDERWRITING AFG's property and casualty group consists of two major business groups: Personal and Specialty.

   The Personal group sells nonstandard and preferred/standard private passenger auto insurance and, to a lesser extent, homeowners' insurance. Nonstandard automobile insurance covers risk not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria.

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

   Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                         Three months ended
                                                              March 31,
                                                         ------------------
                                                           2000        1999
                                                           ----        ----
     Net Written Premiums (GAAP)
     --------------------------
       Personal                                          $349.8       $276.5
       Specialty                                          297.7        248.1
       Other lines                                          -             .2
                                                         ------       ------
                                                         $647.5       $524.8
                                                         ======       ======
     Combined Ratios (GAAP)(*)
     ----------------------
       Personal                                           103.7%        98.5%
       Specialty                                          103.8         99.8
       Aggregate (including discontinued lines)           104.2         99.4

     (*) Combined ratios for the entire year of 1999 were: Personal - 100.7%, Specialty - 102.7% and aggregate - 102.0%.

      PERSONAL The Personal group's 26% increase in net written premiums reflects $27.5 million in premiums generated by Worldwide (AFG's direct marketing channel acquired in April 1999) and expanded writings in certain private passenger automobile markets. The combined ratio for 2000 increased due to (i) losses from severe storms in certain southern and western states,
   (ii) the impact of a very competitive pricing environment on policies written during 1999 and (iii) increased underwriting expenses associated with the expansion of the direct and Internet marketing initiatives.

      SPECIALTY The Specialty group's 20% increase in net written premiums reflects the effect of (i) the January 2000 commutation of reinsurance agreements relating to the California workers' compensation business which were in effect throughout 1999, (ii) rate increases in certain casualty markets (particularly California workers' compensation) and (iii) the realization of growth opportunities in certain commercial markets. The combined ratio for 2000 reflects the effect of a highly competitive pricing environment on policies written in 1999.

   LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS The increase in life, accident and health premiums and benefits is due primarily to the acquisition of UTA in October 1999.

   INVESTMENT INCOME Investment income increased $5.6 million (3%) in the first three months of 2000 compared to 1999 due primarily to higher average investments held.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued

   OTHER INCOME Other income increased $22.1 million (85%) in the first three months of 2000 compared to 1999 due primarily to increased fee income generated by certain insurance operations and income from the sale of operating assets and lease residuals.

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

   INTEREST ON BORROWED MONEY Interest expense increased $2.6 million (19%) in the first quarter of 2000 compared to 1999 as higher average indebtedness was partially offset by lower average interest rates on AFG's borrowings.

   OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses increased $16.1 million (21%) in the first three months of 2000 compared to 1999 due primarily to the inclusion of the operations of UTA following its acquisition in late 1999 and increased expenses from certain start-up insurance operations.

   INVESTEE CORPORATION Equity in net earnings of investee represents AFG's proportionate share of Chiquita's earnings. Chiquita reported net income for the first three months of 2000 and 1999 of $35 million and $49 million, respectively.

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

            ---------------------------------------------------

                                     Item 3

          Quantitative and Qualitative Disclosure of Market Risk
          ------------------------------------------------------

   As of March 31, 2000, there were no material changes to the information provided in AFG's Form 10-K for 1999 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                                     PART II

                                OTHER INFORMATION

                                     Item 6

                        Exhibits and Reports on Form 8-K
                        --------------------------------

(a) Exhibit 27.1 - Financial Data Schedule as of March 31, 2000. For
                   submission in electronic filing only.

(b) Reports on Form 8-K:  none




            ----------------------------------------------------



                                    Signature
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Group, Inc.



May 12, 2000                    BY: Fred J. Runk
                                    -----------------------------------
                                    Fred J. Runk
                                    Senior Vice President and Treasurer