Form 10-K405/A
period 1999-12-31
AMERICAN FINANCIAL GROUP INC
filed 2000-05-26
CIK 1042046

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                               Amendment No. 1 to
           Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


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


 ------------------------------------------------------------------------------
 This Form 10-K/A is being filed to correct one number in the property and casualty insurance loss development table on page 10. The re-estimated liability for 1998 (in millions) has been changed to $3,203 (from $3,283 as originally reported). Related amounts and percentages appearing on page 10, which are derived from this number, have also been changed. This filing includes Item 1 as amended and in its entirety.
 ------------------------------------------------------------------------------

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

                                  1989     1990     1991     1992     1993     1994    1995     1996     1997     1998     1999
                                  ----     ----     ----     ----     ----     ----    ----     ----     ----     ----     ----
Liability for unpaid losses
and loss adjustment expenses:
-----------------------------
   As originally estimated      $2,246   $2,137   $2,129   $2,123   $2,113   $2,187  $3,393   $3,404   $3,489   $3,305   $3,224
   As re-estimated at
     December 31, 1999           2,785    2,538    2,453    2,385    2,299    2,384   3,499    3,582    3,649    3,203      N/A

Liability re-estimated (*):
---------------------------
   One year later                100.4%    98.6%    99.3%    99.9%    98.1%    95.9%   98.7%   100.9%   104.5%    96.9%
   Two years later                99.3%    97.7%    98.7%    98.2%    94.1%    99.3%   98.5%   105.9%   104.6%
   Three years later              98.4%    97.4%    98.0%    95.2%    97.4%    99.9%  103.9%   105.2%
   Four years later               98.2%    99.2%    97.3%   100.3%    98.9%   109.4%  103.1%
   Five years later              101.1%   100.0%   103.0%   102.6%   109.7%   109.0%
   Six years later               102.7%   106.3%   105.6%   113.6%   108.8%
   Seven years later             109.2%   109.4%   116.9%   112.3%
   Eight years later             112.2%   120.9%   115.2%
   Nine years later              123.4%   118.8%
   Ten years later               124.0%

Cumulative deficiency

   (redundancy)                   24.0%    18.8%    15.2%    12.3%     8.8%     9.0%    3.1%     5.2%     4.6%    (3.1%)    N/A
                                  ====     ====     ====     ====      ===      ===     ===      ===      ===     ====

Cumulative paid as of:
----------------------
   One year later                 32.3%    26.1%    26.4%    26.7%    25.2%    26.8%   33.1%    33.8%    41.7%    29.8%
   Two years later                48.2%    43.2%    43.0%    43.7%    40.6%    42.5%   51.6%    58.0%    56.6%
   Three years later              59.2%    55.3%    55.4%    54.2%    50.9%    54.4%   67.2%    66.7%
   Four years later               67.6%    64.8%    63.3%    60.8%    59.1%    66.3%   72.0%
   Five years later               74.3%    71.1%    67.8%    67.0%    68.0%    69.8%
   Six years later                78.8%    74.5%    72.7%    74.0%    70.8%
   Seven years later              81.2%    78.6%    78.6%    76.3%
   Eight years later              84.8%    83.9%    80.5%
   Nine years later               89.0%    85.5%
   Ten years later                93.2%

(*) Reflects significant A&E charges and reallocations in 1994, 1996 and 1998 for prior years' losses. Excluding these items, the re-estimated liability shown above would decrease ranging from approximately 17 percentage points in 1989 to 6 percentage points in 1997.

   The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.


                                                                      1993     1994    1995     1996     1997     1998     1999
                                                                      ----     ----    ----     ----     ----     ----     ----
   As originally estimated:
     Net liability shown above                                      $2,113   $2,187  $3,393   $3,404   $3,489   $3,305   $3,224
     Add reinsurance recoverables                                      611      730     704      720      736    1,468    1,571
                                                                    ------   ------  ------   ------   ------   ------   ------
     Gross liability                                                $2,724   $2,917  $4,097   $4,124   $4,225   $4,773   $4,795
                                                                    ======   ======  ======   ======   ======   ======   ======
   As re-estimated at December 31, 1999:
     Net liability shown above                                      $2,299   $2,384  $3,499   $3,582   $3,649   $3,203
     Add reinsurance recoverables                                      937      929   1,014    1,037    1,133    1,614
                                                                    ------   ------  ------   ------   ------   ------
     Gross liability                                                $3,236   $3,313  $4,513   $4,619   $4,782   $4,817      N/A
                                                                    ======   ======  ======   ======   ======   ======

Gross cumulative deficiency
  (redundancy)                                                        18.8%    13.6%   10.2%    12.0%    13.2%     0.9%     N/A
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



                                                  Carrying Value                 Total
                                        ---------------------------------       Market
                                          P&C   Annuity   Other     Total        Value
                                       ------   -------   -----   -------      -------
Cash and short-term investments        $  260    $  120     $11   $   391      $   391
Fixed maturities                        3,903     5,947      12     9,862        9,862
Other stocks, options and
  warrants                                339        70       1       410          410
Policy loans                               -        217      -        217          217 (a)
Real estate and other investments         130       114      25       269          269 (a)
                                       ------    ------   -----   -------      -------
                                       $4,632    $6,468     $49   $11,149      $11,149
                                       ======    ======   =====   =======      =======

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, duly authorized.



                                    American Financial Group, Inc.


                                    BY:  Fred J. Runk
                                         -----------------------------------
                                         Fred J. Runk
                                         Senior Vice President and Treasurer


Signed:   May 26, 2000