Form 10-Q
period 2000-06-30
AMERICAN FINANCIAL GROUP INC
filed 2000-08-11
CIK 1042046

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended                             Commission File
June 30, 2000                                              No. 1-13653

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

     As of August 1, 2000, there were 58,549,936 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

-------------------------------------------------------------------------------

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                              June 30,     December 31,
                                                                 2000             1999
                                                          -----------      -----------
Assets:
  Cash and short-term investments                         $   244,000      $   390,630
  Investments:
    Fixed maturities - at market
      (amortized cost - $10,306,647 and $10,101,105)       10,006,247        9,862,205
    Other stocks - at market
      (cost - $229,816 and $229,201)                          314,116          409,701
    Investment in investee corporation                        174,141          159,984
    Policy loans                                              214,629          217,171
    Real estate and other investments                         275,793          269,032
                                                          -----------      -----------
        Total investments                                  10,984,926       10,918,093

  Recoverables from reinsurers and prepaid
    reinsurance premiums                                    2,003,153        2,105,818
  Agents' balances and premiums receivable                    781,362          656,924
  Deferred acquisition costs                                  743,216          660,672
  Other receivables                                           264,269          223,753
  Variable annuity assets (separate accounts)                 529,614          354,371
  Prepaid expenses, deferred charges and other assets         524,090          411,742
  Cost in excess of net assets acquired                       324,028          332,072
                                                          -----------      -----------

                                                          $16,398,658      $16,054,075
                                                          ===========      ===========

Liabilities and Capital:
  Unpaid losses and loss adjustment expenses              $ 4,786,360      $ 4,795,449
  Unearned premiums                                         1,478,966        1,325,766
  Annuity benefits accumulated                              5,473,529        5,519,528
  Life, accident and health reserves                          546,836          520,644
  Long-term debt:
    Holding companies                                         580,804          492,923
    Subsidiaries                                              241,882          239,733
  Variable annuity liabilities (separate accounts)            529,614          354,371
  Accounts payable, accrued expenses and other
    liabilities                                             1,003,482          976,413
                                                          -----------      -----------
        Total liabilities                                  14,641,473       14,224,827

  Minority interest                                           479,508          489,270

  Shareholders' Equity:
    Common Stock, no par value
      - 200,000,000 shares authorized
      - 58,533,490 and 58,419,952 shares outstanding           58,533           58,420
    Capital surplus                                           741,702          742,220
    Retained earnings                                         588,942          557,538
    Unrealized loss on marketable securities, net            (111,500)         (18,200)
                                                          -----------      -----------
        Total shareholders' equity                          1,277,677        1,339,978
                                                          -----------      -----------

                                                          $16,398,658      $16,054,075
                                                          ===========      ===========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                      (In Thousands, Except Per Share Data)

                                                     Three months ended            Six months ended
                                                         June 30,                      June 30,
                                                    --------------------       ------------------------
                                                        2000        1999             2000          1999
                                                        ----        ----             ----          ----
Income:
  Property and casualty insurance
    premiums                                        $623,721    $557,535       $1,195,858    $1,095,001
  Life, accident and health premiums                  49,704      23,971           99,623        48,611
  Investment income                                  213,031     211,465          422,511       415,375
  Realized gains (losses) on sales of:
    Securities                                        (3,907)      7,292           (5,340)       11,741
    Subsidiary                                        25,000        -              25,000          -
  Other income                                        43,930      29,973           92,123        56,978
                                                    --------    --------       ----------    ----------
                                                     951,479     830,236        1,829,775     1,627,706

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses              483,497     398,819          901,148       764,648
    Commissions and other underwriting
      expenses                                       182,573     166,601          361,005       334,822
  Annuity benefits                                    65,483      63,520          131,644       128,461
  Life, accident and health benefits                  36,885      15,994           73,609        34,873
  Interest charges on borrowed money                  16,799      17,513           32,825        30,947
  Other operating and general expenses               138,779      88,119          231,474       164,728
                                                    --------    --------       ----------    ----------
                                                     924,016     750,566        1,731,705     1,458,479
                                                    --------    --------       ----------    ----------

Operating earnings before income taxes                27,463      79,670           98,070       169,227
Provision for income taxes                             7,201      25,784           30,362        55,867
                                                    --------    --------       ----------    ----------

Net operating earnings                                20,262      53,886           67,708       113,360

Minority interest expense, net of tax                 (5,964)     (9,540)         (15,860)      (20,506)
Equity in net earnings of investee,
  net of tax                                           2,027         727            9,202        11,333
                                                    --------    --------       ----------    ----------

Earnings before extraordinary items and
  accounting change                                   16,325      45,073           61,050       104,187
Extraordinary items - loss on prepayment
  of debt                                               -         (3,738)            -           (3,738)
Cumulative effect of accounting change                  -           -                -           (3,854)
                                                    --------    --------       ----------    ----------

Net Earnings                                        $ 16,325    $ 41,335       $   61,050    $   96,595
                                                    ========    ========       ==========    ==========

Basic earnings (loss) per Common Share:
  Before extraordinary items and
    accounting change                                   $.28        $.75            $1.04         $1.72
  Loss on prepayment of debt                             -          (.06)             -            (.06)
  Cumulative effect of accounting change                 -           -                -            (.06)
                                                        ----        ----            -----         -----
  Net earnings available to Common Shares               $.28        $.69            $1.04         $1.60
                                                        ====        ====            =====         =====

Diluted earnings (loss) per Common Share:
  Before extraordinary items and
    accounting change                                   $.28        $.74            $1.04         $1.70
  Loss on prepayment of debt                             -          (.06)             -            (.06)
  Cumulative effect of accounting change                 -           -                -            (.06)
                                                        ----        ----            -----         -----
  Net earnings available to Common Shares               $.28        $.68            $1.04         $1.58
                                                        ====        ====            =====         =====

Average number of Common Shares:
  Basic                                               58,547      59,962           58,507        60,459
  Diluted                                             58,944      60,579           58,698        61,141

Cash dividends per Common Share                         $.25        $.25             $.50          $.50

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                          Common Stock                   Unrealized
                                                 Common    and Capital     Retained     Gain (Loss)
                                                 Shares        Surplus     Earnings   on Securities         Total
                                             ----------   ------------     --------   -------------    ----------
Balance at January 1, 2000                   58,419,952       $800,640     $557,538       ($ 18,200)   $1,339,978

 Net earnings                                      -              -          61,050            -           61,050
 Change in unrealized                              -              -            -            (93,300)      (93,300)
                                                                                                       ----------
   Comprehensive income (loss)                                                                            (32,250)

 Dividends on Common Stock                         -              -         (29,245)           -          (29,245)
 Shares issued:
   Exercise of stock options                     14,682            331         -               -              331
   Employee stock purchase plan                  38,270            940         -               -              940
   401-K plan company match                      99,716          2,119         -               -            2,119
   Directors fees paid in stock                   1,914             48         -               -               48
 Shares repurchased                             (41,044)          (562)        (579)           -           (1,141)
 Tax effect of intercompany dividends              -            (3,200)        -               -           (3,200)
 Repurchase of trust preferred securities          -              -             178            -              178
 Other                                             -               (81)        -               -              (81)
                                             ----------       --------     --------        --------    ----------

Balance at June 30, 2000                     58,533,490       $800,235     $588,942       ($111,500)   $1,277,677
                                             ==========       ========     ========        ========    ==========

Balance at January 1, 1999                   60,928,322       $831,649     $527,028        $357,500    $1,716,177

Net earnings                                       -              -          96,595            -           96,595
Change in unrealized                               -              -            -           (178,900)     (178,900)
                                                                                                       ----------
  Comprehensive income (loss)                                                                             (82,305)

Dividends on Common Stock                          -              -         (30,226)           -          (30,226)
Shares issued:
  Exercise of stock options                      64,759          1,793         -               -            1,793
  Dividend reinvestment plan                      6,099            222         -               -              222
  Employee stock purchase plan                   31,588          1,165         -               -            1,165
  401-K plan company match                       57,888          2,171         -               -            2,171
  Portion of bonuses paid in stock               26,900          1,039         -               -            1,039
  Directors fees paid in stock                    1,204             45         -               -               45
Shares repurchased                           (1,381,199)       (18,867)     (29,952)           -          (48,819)
Tax effect of intercompany dividends               -            (3,200)        -               -           (3,200)
Other                                              -             2,693         -               -            2,693
                                             ----------       --------     --------        --------    ----------

Balance at June 30, 1999                     59,735,561       $818,710     $563,445        $178,600    $1,560,755
                                             ==========       ========     ========        ========    ==========

                                        4

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                    Six months ended
                                                                        June 30,
                                                                 ------------------------
                                                                     2000            1999
                                                                     ----            ----
Operating Activities:
   Net earnings                                                  $ 61,050      $   96,595
   Adjustments:
     Extraordinary items                                             -              3,738
     Cumulative effect of accounting change                          -              3,854
     Equity in net earnings of investee                            (9,202)        (11,333)
     Depreciation and amortization                                 64,026          44,124
     Annuity benefits                                             131,644         128,461
     Realized gains on investing activities                       (33,330)        (16,519)
     Deferred annuity and life policy acquisition costs           (70,617)        (59,181)
     Decrease (increase) in reinsurance and other
       receivables                                                (34,508)          5,133
     Increase in other assets                                     (58,323)        (54,061)
     Increase in insurance claims and reserves                    170,303          10,181
     Increase (decrease) in other liabilities                      (8,926)         55,884
     Increase (decrease) in minority interest                      (1,629)          4,335
     Dividends from investee                                         -              2,400
     Other, net                                                    (2,591)         (3,344)
                                                                 --------      ----------
                                                                  207,897         210,267
                                                                 --------      ----------
Investing Activities:
   Purchases of and additional investments in:
     Fixed maturity investments                                  (942,929)     (1,153,888)
     Equity securities                                            (20,126)        (47,901)
     Subsidiaries                                                    -           (183,886)
     Real estate, property and equipment                          (39,819)        (38,594)
   Maturities and redemptions of fixed maturity
     investments                                                  348,447         619,073
   Sales of:
     Fixed maturity investments                                   380,062         654,858
     Equity securities                                             30,678          33,241
     Real estate, property and equipment                            4,810           9,201
   Cash and short-term investments of acquired
     subsidiaries, net                                                259          19,413
   Decrease in other investments                                    2,337          22,042
                                                                 --------      ----------
                                                                 (236,281)        (66,441)
                                                                 --------      ----------

Financing Activities:
   Fixed annuity receipts                                         251,100         219,250
   Annuity surrenders, benefits and withdrawals                  (387,667)       (358,081)
   Net transfers from fixed to variable annuity assets            (34,150)         (8,660)
   Additional long-term borrowings                                110,172         468,100
   Reductions of long-term debt                                   (26,981)       (271,481)
   Issuances of Common Stock                                        1,004           2,449
   Repurchases of Common Stock                                       -            (48,040)
   Repurchases of trust preferred securities                       (2,479)         (5,509)
   Cash dividends paid                                            (29,245)        (30,004)
                                                                 --------      ----------
                                                                 (118,246)        (31,976)
                                                                 --------      ----------

Net Increase (Decrease) in Cash and Short-term Investments       (146,630)        111,850

Cash and short-term investments at beginning
   of period                                                      390,630         296,721
                                                                 --------      ----------

Cash and short-term investments at end of period                 $244,000      $  408,571
                                                                 ========      ==========

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

          VARIABLE ANNUITY ASSETS AND LIABILITIES Separate accounts related to variable annuities represent deposits invested in underlying investment funds on which Great American Financial Resources, Inc. ("GAFRI", formerly American Annuity Group, Inc.), an 83%-owned subsidiary, earns a fee. The investment funds are selected and may be changed only by the policyholder.

          PREMIUM RECOGNITION Property and casualty premiums are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations. For traditional life, accident and health products, premiums are recognized as revenue when legally collectible from policyholders. For interest-sensitive life and universal life products, premiums are recorded in a policyholder account which is reflected as a

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
     liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

     START-UP COSTS Prior to 1999, GAFRI deferred certain costs associated with introducing new products and distribution channels and amortized them on a straight-line basis over 5 years. In 1999, GAFRI implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that (i) costs of start-up activities be expensed as incurred and (ii) unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFG expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes) or $.06 per diluted share, effective January 1, 1999.

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

     EARNINGS PER SHARE Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: second quarter of 2000 and 1999 - 397,000 shares and 617,000 shares; six months of 2000 and 1999 - 191,000 shares and 682,000 shares, respectively.

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

     UNITED TEACHER ASSOCIATES In October 1999, GAFRI acquired United Teacher Associates Insurance Company of Austin, Texas ("UTA") for $81 million in cash, pending post-closing adjustments under which GAFRI may receive as much as several million dollars. UTA provides supplemental health products and retirement annuities, and purchases blocks of insurance policies from other insurers.

     GREAT AMERICAN LIFE INSURANCE COMPANY OF NEW YORK AND CONSOLIDATED FINANCIAL In February 1999, GAFRI acquired Great American Life Insurance Company of New York, formerly Old Republic Life Insurance Company of New York, for $27 million in cash. In July 1999, GAFRI acquired Consolidated Financial Corporation, an insurance agency, for $21 million in cash.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

     COMMERCIAL LINES DIVISION In connection with the 1998 sale of its Commercial lines division to Ohio Casualty Corporation, AFG deferred a gain of $103 million related to the insurance business ceded which is being recognized over the estimated remaining settlement period (weighted average of 4.25 years) of the claims ceded. AFG will receive an additional payment expected to be at least $25 million from Ohio Casualty based on retention and growth through May 2000 of the businesses sold. This earn-out was recognized as additional "gain on sale of subsidiary" in the second quarter of 2000. The actual payment is subject to final determination and should be received in the third quarter.

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

                                                 Three months ended              Six months ended
                                                      June 30,                       June 30,
                                               ----------------------        ------------------------
                                                    2000         1999              2000          1999
                                                    ----         ----              ----          ----
        Revenues (a)
        Property and casualty insurance:
          Premiums earned:
            Personal                            $316,333     $300,765        $  613,646    $  586,582
            Specialty                            307,388      258,115           582,211       508,703
            Other lines - primarily
              discontinued                          -          (1,345)                1          (284)
                                                --------     --------        ----------    ----------
                                                 623,721      557,535         1,195,858     1,095,001
          Investment and other income            129,311      116,694           250,478       218,962
                                                --------     --------        ----------    ----------
                                                 753,032      674,229         1,446,336     1,313,963
        Annuities and life (b)                   188,294      149,858           369,782       303,874
        Other                                     10,153        6,149            13,657         9,869
                                                --------     --------        ----------    ----------
                                                $951,479     $830,236        $1,829,775    $1,627,706
                                                ========     ========        ==========    ==========

        Operating Profit (Loss)
        Property and casualty insurance:
          Underwriting:
            Personal                           ($ 26,392)   ($  2,434)      ($   37,325)   $    2,046
            Specialty                            (14,680)         972           (25,178)        1,321
            Other lines - primarily
              discontinued                        (1,277)      (6,423)           (3,792)       (7,836)
                                                --------     --------        ----------    ----------
                                                 (42,349)      (7,885)          (66,295)       (4,469)
          Investment and other income             93,482       73,368           178,007       138,089
                                                --------     --------        ----------    ----------
                                                  51,133       65,483           111,712       133,620
        Annuities and life                        (2,209)      30,918            25,305        65,898
        Other (c)                                (21,461)     (16,731)          (38,947)      (30,291)
                                                --------     --------        ----------    ----------
                                                $ 27,463     $ 79,670        $   98,070    $  169,227
                                                ========     ========        ==========    ==========

[FN]
        (a) Revenues include sales of products and services as well as other income earned by the respective segments.
        (b)  Represents primarily investment income.
        (c)  Includes holding company expenses.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

D. INVESTMENT IN INVESTEE CORPORATION Investment in investee corporation reflects AFG's ownership of 24 million shares (36%) of Chiquita common stock. The market value of this investment was $94 million and $114 million at June 30, 2000 and December 31, 1999, respectively. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita follows (in millions):

                                                     Six months ended June 30,
                                                     -------------------------
                                                         2000             1999
                                                         ----             ----
          Net Sales                                    $1,260           $1,370
          Operating Income                                112              113
          Income before Extraordinary Item                 46               56
          Extraordinary Gain on Debt Prepayment             2                -
          Net Income                                       48               56

E. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                                   June 30,     December 31,
                                                                      2000             1999
                                                                  --------      -----------
          Holding Companies:
            AFG 7-1/8% Senior Debentures due April 2009           $300,849         $300,766
            AFG 7-1/8% Senior Debentures due December 2007          79,600           79,600
            AFC notes payable under bank line                      174,000           68,000
            APU 10-5/8% Subordinated Notes                            -              23,786
            APU 10-7/8% Subordinated Notes due May 2011             11,636           11,661
            Other                                                   14,719            9,110
                                                                  --------         --------

                                                                  $580,804         $492,923
                                                                  ========         ========

          Subsidiaries:
            GAFRI 6-7/8% Senior Notes due June 2008               $100,000         $100,000
            GAFRI notes payable under bank line                     99,000           97,000
            Notes payable secured by real estate                    31,458           31,704
            Other                                                   11,424           11,029
                                                                  --------         --------

                                                                  $241,882         $239,733
                                                                  ========         ========

     In April 2000, AFG redeemed the APU 10-5/8% Notes at maturity using funds borrowed under the AFC bank line.

     At June 30, 2000, sinking fund and other scheduled principal payments on debt for the balance of 2000 and the subsequent five years were as follows (in millions):

                          Holding
                        Companies       Subsidiaries              Total
                        ---------       ------------           --------
          2000             $  -                $  .9             $   .9
          2001                1.7                1.7                3.4
          2002              184.1               38.6              222.7
          2003                -                 63.6               63.6
          2004                -                 14.2               14.2
          2005                -                  9.6                9.6

     Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

     AFC and GAFRI each have an unsecured credit agreement with a group of banks under which they can borrow up to $300 million and $200 million, respectively.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

     Borrowings bear interest at floating rates based on prime or Eurodollar rates. Loans mature December 2002 under the AFC credit agreement and from 2000 to 2003 under the GAFRI credit agreement.

F. MINORITY INTEREST Minority interest in AFG's balance sheet is comprised of the following (in thousands):
                                                       June 30,    December 31,
                                                          2000            1999
                                                      --------     -----------
          Interest of noncontrolling shareholders
            in subsidiaries' common stock             $ 90,691        $ 97,516
          Preferred securities issued by
            subsidiary trusts                          316,663         319,600
          AFC preferred stock                           72,154          72,154
                                                      --------     -----------

                                                      $479,508        $489,270
                                                      ========        ========

     PREFERRED SECURITIES Wholly-owned subsidiary trusts of AFCH and GAFRI have issued $325 million of preferred securities and, in turn, purchased a like amount of AFCH and GAFRI subordinated debt which provides interest and principal payments to fund the respective trusts' obligations. The preferred securities must be redeemed upon maturity or redemption of the subordinated debt. AFCH and GAFRI effectively provide unconditional guarantees of their respective trusts' obligations and AFG guarantees AFCH's obligations.

     The preferred securities consisted of the following (in thousands):

     Date of                                       June 30,    December 31,     Optional
     Issuance         Issue (Maturity Date)           2000            1999      Redemption Dates
     -------------    ------------------------    --------     -----------      ----------------------
     October 1996     AFCH 9-1/8% TOPrS (2026)     $98,750        $100,000      On or after 10/22/2001
     November 1996    GAFRI 9-1/4% TOPrS (2026)     72,913          74,600      On or after 11/7/2001
     March 1997       GAFRI 8-7/8% Pfd   (2027)     70,000          70,000      On or after 3/1/2007
     May 1997         GAFRI 7-1/4% ROPES (2041)     75,000          75,000      Prior to 9/28/2000 and
                                                                                   after 9/28/2001

     In the first six months of 2000, AFCH and GAFRI repurchased $1.3 million and $1.7 million of their preferred securities for $1.1 million and $1.4 million in cash, respectively.

     AFC PREFERRED STOCK AFC's Preferred Stock is voting, cumulative, and consists of the following:

          Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at June 30, 2000 and December 31, 1999.

     MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                          Six months ended
                                                              June 30,
                                                         ------------------
                                                            2000       1999
                                                            ----       ----
          Interest of noncontrolling shareholders
            in earnings of subsidiaries                  $ 4,063    $ 8,649
          Accrued distributions by subsidiaries
            on preferred securities:
              Trust issued securities, net of tax          8,911      8,971
              AFC preferred stock                          2,886      2,886
                                                         -------    -------

                                                         $15,860    $20,506
                                                         =======    =======

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

G. SHAREHOLDERS' EQUITY At June 30, 2000, there were 58,533,490 shares of AFG Common Stock outstanding, including 1,364,754 shares held by American Premier for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of American Premier's predecessor, The Penn Central Corporation. Shares being held for distribution are not eligible to vote but otherwise are accounted for as issued and outstanding. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

     At June 30, 2000, there were 6.8 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 5.5 million shares outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. All options expire ten years after the date of grant.

     The change in unrealized gain (loss) on marketable securities for the six months ended June 30 included the following (in millions):

                                                                                Minority
                                                       Pretax        Taxes      Interest       Net
                                                       ------        -----      --------     -------
                       2000
     -----------------------------------------
     Unrealized holding gains (losses) on
       securities arising during the period            ($157.3)     $ 55.4        $ 5.6      ($ 96.3)
     Reclassification adjustment for
       realized losses included in net income              5.3        (1.9)         (.4)         3.0
                                                        ------      ------        -----       ------
     Change in unrealized gain (loss) on
       marketable securities, net                      ($152.0)     $ 53.5        $ 5.2      ($ 93.3)
                                                        ======      ======        =====       ======


                       1999
     -----------------------------------------
     Unrealized holding gains (losses) on
       securities arising during the period            ($292.3)     $100.8        $20.0      ($171.5)
     Reclassification adjustment for
       realized gains included in net income             (11.7)        4.1           .2         (7.4)
                                                        ------      ------        -----       ------
     Change in unrealized gain (loss) on
       marketable securities, net                      ($304.0)     $104.9        $20.2      ($178.9)
                                                        ======      ======        =====       ======

H. EXTRAORDINARY ITEMS Extraordinary items represents gains and losses related to debt retirements by the following companies. Amounts shown are net of income taxes (in thousands):

                                               Six months ended
                                                 June 30, 1999
                                               ----------------
              Holding Companies:
                 AFG (parent)                       $  258
                 AFC (parent)                       (2,993)
                 APU (parent)                       (1,003)
                                                    ------

                                                   ($3,738)
                                                    ======

I. COMMITMENTS AND CONTINGENCIES Other than as disclosed in "Legal Proceedings" in Part II of this report, there have been no significant changes to the matters discussed and referred to in Note L "Commitments and Contingencies" of AFG's Annual Report on Form 10-K for 1999.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                                     ITEM 2

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                ------------------------------------------------

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

     LIQUIDITY AND CAPITAL RESOURCES

     RATIOS AFG's debt to total capital ratio (at the parent holding company level) was approximately 29% at June 30, 2000 and 25% at December 31, 1999. AFG's ratio of earnings to fixed charges (on a total enterprise basis) was
     2.40 for the first six months of 2000 and 3.36 for the entire year of 1999.

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

     AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. This credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At June 30, 2000, there was $174 million borrowed under the line.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------

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

     INVESTMENTS Approximately 91% of the fixed maturities held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 2000. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

     AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

     RESULTS OF OPERATIONS

     GENERAL Pretax operating earnings for the three months and six months ended June 30, 2000 were $27.5 million and $98.1 million, respectively, compared to $79.7 million and $169.2 million in the comparable 1999 periods. A decline in property and casualty underwriting results, special litigation charges and the absence of realized gains on securities were partially offset by a $25 million gain recognized in connection with the 1998 sale of the Commercial lines division and an increase in other income, including sales of certain assets.

     Many investors and analysts focus on "core earnings" of companies, setting aside certain items included in net earnings. Such "core earnings" for AFG, consisting of net earnings adjusted to exclude: (i) realized gains, (ii) equity in investee earnings, (iii) special litigation charges in 2000 and
     (iv) a 1999 accounting change, were $23.8 million ($.40 per share, diluted) and $62.2 million ($1.06 per share) in the second quarter and six months of 2000 compared to $39.3 million ($.65 per share) and $85.6 million ($1.40 per share) in the second quarter and six months of 1999.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------

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

     Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                            Three months ended          Six months ended
                                                June 30,                    June 30,
                                            -----------------        ---------------------
                                              2000       1999            2000         1999
                                              ----       ----            ----         ----
          Net Written Premiums (GAAP)
            Personal                        $348.1     $275.4        $  697.9     $  551.9
            Specialty                        335.5      278.5           633.2        526.7
            Other lines                        -         (1.6)            -           (1.5)
                                            ------     ------        --------     --------
                                            $683.6     $552.3        $1,331.1     $1,077.1
                                            ======     ======        ========     ========

          Combined Ratios (GAAP) (*)
          ----------------------
            Personal                         108.4%     100.7%          106.0%        99.7%
            Specialty                        104.7       99.7           104.2         99.8
            Aggregate (including
              discontinued lines)            106.8      101.4           105.5        100.4

[FN]
          (*) Combined ratios for the entire year of 1999 were: Personal - 100.7%, Specialty - 102.7% and aggregate - 102.0%.

          PERSONAL The Personal group's increase in net written premiums reflects firming market prices in the nonstandard auto market, expanded writings in certain private passenger automobile markets and premiums generated by Worldwide (AFG's direct marketing channel) since its acquisition in April 1999. The combined ratio for the second quarter and six months of 2000 increased due to (i) increased auto claim frequency and severity (particularly in medical and health related costs), (ii) the impact of a very competitive pricing environment on policies written during 1999 and (iii) increased underwriting expenses associated with the direct and Internet marketing initiatives. In an effort to alleviate increasing losses, AFG has implemented rate increases in excess of 5% through the first six months of the year and expects that rate increases will approach 10% by the end of 2000. These rate actions are expected to moderate premium growth in the private passenger auto insurance business for the remainder of 2000, with the full impact on earnings not likely to take effect until early 2001.

          SPECIALTY The Specialty group's increase in net written premiums reflects the effect of (i) the January 2000 termination of reinsurance agreements relating to the California workers' compensation business which were in effect throughout 1999, (ii) rate increases in certain casualty markets (particularly California

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------

     workers' compensation) and (iii) the realization of growth opportunities in certain commercial markets. Excluding the impact of the terminated reinsurance agreements, net written premiums were up approximately 15%. In response to continuing losses, rate increases in the California workers' compensation business have been in excess of 20% so far this year. To further reduce the rate inadequacy in this market, AFG expects additional rate increases throughout the rest of 2000 and in 2001. Rate increases implemented in the other specialty operations have been in excess of 7% through the first half of 2000 and are expected to approximate 10% by year-end. Even with these rate actions, this group continues to experience solid retention. The combined ratio for the second quarter and six months of 2000 reflects the effect of a highly competitive pricing environment on policies written during 1999.

     LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS The increase in life, accident and health premiums and benefits is due primarily to the acquisition of UTA in October 1999.

     OTHER INCOME Other income increased $14 million (47%) in the second quarter and $35.1 million (62%) in the first six months of 2000 compared to 1999 due primarily to increased income from the sale of operating assets and lease residuals and increased fee income generated by certain insurance operations.

     REALIZED GAINS Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

     GAIN ON SALE OF SUBSIDIARY In the second quarter of 2000, AFG recognized a $25 million gain representing an earn-out related to the 1998 sale of its Commercial lines division.

     ANNUITY BENEFITS Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread.

     INTEREST ON BORROWED MONEY Interest expense increased $1.9 million (6%) in the first six months of 2000 compared to 1999 as higher average indebtedness was partially offset by lower average interest rates on AFG's borrowings.

     OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses for the second quarter and six months of 2000 include a $32.5 million charge related to an agreement to settle a lawsuit against a GAFRI subsidiary and an $8.8 million charge for an adverse California Supreme Court ruling against an AFG property and casualty subsidiary. Excluding these litigation charges, other expenses increased $9.4 million (11%) in the second quarter and $25.4 million (15%) for the six months of 2000 compared to 1999 primarily due to the inclusion of the operations of UTA following its acquisition in late 1999 and increased expenses from certain start-up operations.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------

     INVESTEE CORPORATION Equity in net earnings of investee represents AFG's proportionate share of Chiquita's earnings. Chiquita reported net income for the second quarter and first six months of 2000 of $12.8 million and $47.7 million, respectively, compared to $7.3 million and $56 million for the same periods in 1999.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE In the first quarter of 1999, GAFRI implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that costs of start-up activities be expensed as incurred and that unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFG expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes) in the first quarter of 1999.




        ---------------------------------------------------------------





                                     Item 3

             Quantitative and Qualitative Disclosure of Market Risk
             ------------------------------------------------------

     As of June 30, 2000, there were no material changes to the information provided in AFG's Form 10-K for 1999 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                     Item 1

                                Legal Proceedings
                                -----------------

     In February 1994, the USX Corporation ("USX") paid nearly $600 million in satisfaction of antitrust judgments entered against its subsidiary, The Bessemer & Lake Erie Railroad ("B&LE"). In May 1994, USX/B&LE filed two lawsuits, one in state and the other in federal court, against American Premier as the reorganized successor of The Penn Central Corporation seeking to recover this amount (plus interest) under theories of indemnity and contribution law.

     In 1998, all pending suits were dismissed on American Premier's Motions for Summary Judgment. These decisions were appealed by USX/B&LE and each appellate court affirmed the decision of the lower court dismissing the lawsuits. Plaintiffs then petitioned for and were denied re-hearings by panels of federal and state appellate court judges.

     Plaintiffs did not appeal the federal courts' decisions to the U.S. Supreme Court and the time for doing so has now expired.

     Plaintiffs appealed the state decision to the Ohio Supreme Court, which, on August 4, 2000, agreed to allow an appeal of the state appellate court's decision. American Premier and its outside counsel continue to believe that American Premier will not suffer any material loss from the remaining state court appeal.

     In June 2000, Great American Life Insurance Company ("GALIC") entered into a Memorandum of Understanding to settle a purported class action lawsuit (Woodward v. Great American Life Insurance Company, Hamilton County Court of Common Pleas, Case No. A9900587, filed February 2, 1999). In the settlement, GALIC agreed to (i) create a fund against which certain former policyholders can submit claims for reimbursement of a portion of surrender charges incurred, (ii) record lump-sum credits to certain annuities and
     (iii) allow certain annuity holders to transfer their annuity value to other products issued by GALIC or its subsidiaries. The complaint filed in the lawsuit had sought unspecified money damages based on alleged (i) failure of GALIC to allow the tax-free transfer of the annuity value of certain annuities to other product providers, and (ii) misleading disclosures concerning GALIC's interest crediting practices. The settlement is subject to confirmatory discovery and court approval.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART II
                          OTHER INFORMATION - CONTINUED


                                     Item 4

               Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

AFG's Annual Meeting of Shareholders was held on May 9, 2000; the only issue voted upon was the election of a Board of Directors. Approximately 92.3% of the shares eligible to vote were represented at the meeting. All eight nominees were elected. The votes cast for and those withheld are set forth below:

         Name                   For         Against    Withheld      Abstain
         ----                   ---         -------    --------      -------
   Theodore H. Emmerich       52,118,674       N/A       696,421        N/A
   James E. Evans             52,126,622       N/A       688,473        N/A
   Thomas M. Hunt             52,113,081       N/A       702,014        N/A
   Carl H. Lindner            51,907,864       N/A       907,231        N/A
   Carl H. Lindner III        51,909,457       N/A       905,638        N/A
   Keith E. Lindner           51,905,707       N/A       909,388        N/A
   S. Craig Lindner           51,914,223       N/A       900,872        N/A
   William R. Martin          52,124,587       N/A       690,508        N/A

--------------------
N/A - Not Applicable

                                     Item 6

                        Exhibits and Reports on Form 8-K
                        --------------------------------

(a) Exhibit 27.1 - Financial Data Schedule as of June 30, 2000.
                   For submission in electronic filing only.

(b) Reports on Form 8-K:  none

        ---------------------------------------------------------------

                                    Signature
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                    American Financial Group, Inc.

August 11, 2000                     BY:   Fred J. Runk
                                          -----------------------------------
                                          Fred J. Runk
                                          Senior Vice President and Treasurer