Form 10-Q
period 2000-09-30
AMERICAN FINANCIAL GROUP INC
filed 2000-11-13
CIK 1042046

  ----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarterly Period Ended                                Commission File
September 30, 2000                                            No. 1-13653



                         AMERICAN FINANCIAL GROUP, INC.




Incorporated under                                            IRS Employer I.D.
the Laws of Ohio                                              No. 31-1544320


                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121






     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of November 1, 2000, there were 59,040,004 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.










                                  Page 1 of 20
  ----------------------------------------------------------------------------

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                               September 30,       December 31,
                                                                       2000               1999
                                                               ------------        -----------
Assets:
  Cash and short-term investments                               $   268,447        $   390,630
  Investments:
    Fixed maturities - at market
      (amortized cost - $10,143,117 and $10,101,105)              9,966,717          9,862,205
    Other stocks - at market
      (cost - $180,030 and $229,201)                                317,530            409,701
    Investment in investee corporation                              153,262            159,984
    Policy loans                                                    214,631            217,171
    Real estate and other investments                               270,521            269,032
                                                                -----------        -----------
        Total investments                                        10,922,661         10,918,093

  Recoverables from reinsurers and prepaid
    reinsurance premiums                                          1,849,782          2,105,818
  Agents' balances and premiums receivable                          822,113            656,924
  Deferred acquisition costs                                        747,437            660,672
  Other receivables                                                 239,896            223,753
  Variable annuity assets (separate accounts)                       576,464            354,371
  Prepaid expenses, deferred charges and other assets               491,938            411,742
  Cost in excess of net assets acquired                             314,887            332,072
                                                                -----------        -----------
                                                                $16,233,625        $16,054,075
                                                                ===========        ===========

Liabilities and Capital:
  Unpaid losses and loss adjustment expenses                    $ 4,621,129        $ 4,795,449
  Unearned premiums                                               1,417,810          1,325,766
  Annuity benefits accumulated                                    5,473,096          5,519,528
  Life, accident and health reserves                                587,668            520,644
  Long-term debt:
    Holding companies                                               546,792            492,923
    Subsidiaries                                                    190,976            239,733
  Variable annuity liabilities (separate accounts)                  576,464            354,371
  Accounts payable, accrued expenses and other
    liabilities                                                     980,116            976,413
                                                                -----------        -----------
        Total liabilities                                        14,394,051         14,224,827

  Minority interest                                                 492,916            489,270

  Shareholders' Equity:
    Common Stock, no par value
      - 200,000,000 shares authorized
      - 58,754,411 and 58,419,952 shares outstanding                 58,754             58,420
    Capital surplus                                                 746,872            742,220
    Retained earnings                                               552,132            557,538
    Unrealized loss on marketable securities, net                   (11,100)           (18,200)
                                                                -----------        -----------
        Total shareholders' equity                                1,346,658          1,339,978
                                                                -----------        -----------
                                                                $16,233,625        $16,054,075
                                                                ===========        ===========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                    Three months ended            Nine months ended
                                                      September 30,                 September 30,
                                                  ----------------------       ------------------------
                                                        2000        1999             2000          1999
                                                        ----        ----             ----          ----
Income:
  Property and casualty insurance
    premiums                                      $  661,077    $585,560       $1,856,935    $1,680,561
  Life, accident and health premiums                  66,523      26,463          166,146        77,418
  Investment income                                  216,623     216,927          639,134       632,302
  Realized gains (losses) on sales of:
    Securities                                       (15,223)     (5,744)         (20,563)        5,997
    Subsidiaries                                      (5,962)       -              19,038          -
    Other investments                                 27,230        -              27,230          -
  Other income                                        53,258      45,709          145,381       100,343
                                                  ----------    --------       ----------    ----------
                                                   1,003,526     868,915        2,833,301     2,496,621

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses              562,308     423,402        1,463,456     1,188,050
    Commissions and other underwriting
      expenses                                       195,267     171,824          556,272       506,646
  Annuity benefits                                    72,139      66,516          203,783       194,977
  Life, accident and health benefits                  50,699      17,365          124,308        52,238
  Interest charges on borrowed money                  18,182      17,175           51,007        48,122
  Other operating and general expenses               104,292      99,482          335,766       264,210
                                                  ----------    --------       ----------    ----------
                                                   1,002,887     795,764        2,734,592     2,254,243
                                                  ----------    --------       ----------    ----------

Operating earnings before income taxes                   639      73,151           98,709       242,378
Provision (credit) for income taxes                   (1,595)     24,696           28,767        80,563
                                                  ----------    --------       ----------    ----------

Net operating earnings                                 2,234      48,455           69,942       161,815

Minority interest expense, net of tax                (10,839)    (10,229)         (26,699)      (30,735)
Equity in net earnings (loss) of investee,
  net of tax                                         (13,570)     (9,618)          (4,368)        1,715
                                                  ----------    --------       ----------    ----------

Earnings (loss) before extraordinary
  items and accounting change                        (22,175)     28,608           38,875       132,795
Extraordinary items - gain (loss) on
  prepayment of debt                                    -          1,477             -           (2,261)
Cumulative effect of accounting change                  -           -                -           (3,854)
                                                  ----------    --------       ----------    ----------

Net Earnings (Loss)                              ($   22,175)   $ 30,085       $   38,875    $  126,680
                                                  ==========    ========       ==========    ==========

Basic earnings (loss) per Common Share:
  Before extraordinary items and
    accounting change                                  ($.38)       $.48             $.66         $2.21
  Gain (loss) on prepayment of debt                      -           .02              -            (.04)
  Cumulative effect of accounting change                 -           -                -            (.06)
                                                        ----        ----            ----          -----
  Net earnings (loss) available to
    Common Shares                                      ($.38)       $.50             $.66         $2.11
                                                        ====        ====             ====         =====

Diluted earnings (loss) per Common Share:
  Before extraordinary items and
    accounting change                                  ($.38)       $.48            $.66          $2.18
  Gain (loss) on prepayment of debt                      -           .02              -            (.04)
  Cumulative effect of accounting change                 -           -                -            (.06)
                                                        ----        ----            ----          -----
  Net earnings (loss) available to
    Common Shares                                      ($.38)       $.50            $.66          $2.08
                                                        ====        ====             ====         =====
Average number of Common Shares:
  Basic                                               58,561      59,623           58,525        60,177
  Diluted                                             58,797      60,002           58,731        60,764

Cash dividends per Common Share                         $.25        $.25             $.75          $.75

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                            Common Stock                   Unrealized
                                                  Common     and Capital     Retained      Gain (Loss)
                                                  Shares         Surplus     Earnings   on Securities           Total
                                              ----------    ------------     --------   -------------      ----------
Balance at January 1, 2000                    58,419,952        $800,640     $557,538        ($18,200)     $1,339,978

 Net earnings                                       -               -          38,875            -             38,875
 Change in unrealized                               -               -            -              7,100           7,100
                                                                                                           ----------
   Comprehensive income                                                                                        45,975

 Dividends on Common Stock                          -               -         (43,880)           -            (43,880)
 Shares issued:
   Exercise of stock options                      39,319             831         -               -                831
   Dividend reinvestment plan                      3,910              92         -               -                 92
   Employee stock purchase plan                   54,738           1,356         -               -              1,356
   Retirement plan contributions                 274,716           6,242         -               -              6,242
   Directors fees paid in stock                    2,820              72         -               -                 72
 Shares repurchased                              (41,044)           (562)        (579)           -             (1,141)
 Tax effect of intercompany dividends               -             (4,800)        -               -             (4,800)
 Repurchase of trust preferred securities           -               -             178            -                178
 Other                                              -              1,755         -               -              1,755
                                              ----------        --------     --------        --------      ----------
Balance at September 30, 2000                 58,754,411        $805,626     $552,132        ($11,100)     $1,346,658
                                              ==========        ========     ========        ========      ==========


Balance at January 1, 1999                    60,928,322        $831,649     $527,028        $357,500      $1,716,177

Net earnings                                        -               -         126,680            -            126,680
Change in unrealized                                -               -            -           (283,400)       (283,400)
                                                                                                           ----------
  Comprehensive income (loss)                                                                                (156,720)

Dividends on Common Stock                           -               -         (45,152)           -            (45,152)
Shares issued:
  Exercise of stock options                       74,853           2,060         -               -              2,060
  Dividend reinvestment plan                       6,099             222         -               -                222
  Employee stock purchase plan                    48,064           1,695         -               -              1,695
  Retirement plan contributions                   57,888           2,171         -               -              2,171
  Portion of bonuses paid in stock                38,640           1,438         -               -              1,438
  Directors fees paid in stock                     1,865              68         -               -                 68
Shares repurchased                            (2,757,226)        (37,726)     (51,176)           -            (88,902)
Tax effect of intercompany dividends                -             (4,800)        -               -             (4,800)
Other                                               -              3,635         -               -              3,635
                                              ----------        --------     --------        --------      ----------
Balance at September 30, 1999                 58,398,505        $800,412     $557,380        $ 74,100      $1,431,892
                                              ==========        ========     ========        ========      ==========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                      Nine months ended
                                                                        September 30,
                                                                  --------------------------
                                                                        2000            1999
                                                                        ----            ----
Operating Activities:
   Net earnings                                                   $   38,875      $  126,680
   Adjustments:
     Extraordinary items                                                -              2,261
     Cumulative effect of accounting change                             -              3,854
     Equity in net (earnings) loss of investee                         4,368          (1,715)
     Depreciation and amortization                                    94,379          68,659
     Annuity benefits                                                203,783         194,977
     Realized gains on investing activities                          (40,246)        (20,749)
     Deferred annuity and life policy acquisition costs             (106,844)        (87,009)
     Increase in reinsurance and other receivables                   (57,172)       (135,237)
     Increase in other assets                                        (63,973)        (65,621)
     Increase in insurance claims and reserves                       286,781         116,590
     Increase in other liabilities                                     9,446          95,660
     Increase in minority interest                                     2,879           8,016
     Dividends from investee                                            -              3,600
     Other, net                                                       13,330          (1,196)
                                                                  ----------      ----------
                                                                     385,606         308,770
                                                                  ----------      ----------
Investing Activities:
   Purchases of and additional investments in:
     Fixed maturity investments                                   (1,237,409)     (1,562,054)
     Equity securities                                               (22,547)        (56,041)
     Subsidiaries                                                       -           (204,942)
     Real estate, property and equipment                             (57,238)        (63,496)
   Maturities and redemptions of fixed maturity
     investments                                                     465,637         801,833
   Sales of:
     Fixed maturity investments                                      651,578         886,790
     Equity securities                                                67,473          45,887
     Subsidiaries                                                     35,000            -
     Real estate, property and equipment                               8,156          24,394
   Cash and short-term investments of acquired (former)
     subsidiaries, net                                              (131,880)         19,454
   Decrease in other investments                                       8,695          12,734
                                                                  ----------      ----------
                                                                    (212,535)        (95,441)
                                                                  ----------      ----------

Financing Activities:
   Fixed annuity receipts                                            359,884         330,744
   Annuity surrenders, benefits and withdrawals                     (564,454)       (518,713)
   Net transfers from fixed to variable annuity assets               (44,305)        (13,589)
   Additional long-term borrowings                                   131,341         557,170
   Reductions of long-term debt                                     (133,343)       (417,015)
   Issuances of Common Stock                                           1,890           2,968
   Repurchases of Common Stock                                          -            (88,597)
   Repurchases of trust preferred securities                          (2,479)         (5,509)
   Cash dividends paid                                               (43,788)        (44,930)
                                                                  ----------      ----------
                                                                    (295,254)       (197,471)
                                                                  ----------      ----------

Net Increase (Decrease) in Cash and Short-term Investments          (122,183)         15,858

Cash and short-term investments at beginning
   of period                                                         390,630         296,721
                                                                  ----------      ----------

Cash and short-term investments at end of period                  $  268,447      $  312,579
                                                                  ==========      ==========

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

     START-UP COSTS Prior to 1999, GAFRI deferred certain costs associated with introducing new products and distribution channels and amortized them on a straight-line basis over 5 years. In 1999, GAFRI implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that (i) costs of start-up activities be expensed as incurred and (ii) unamortized balances of previously deferred costs be expensed and reported

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
     as the cumulative effect of a change in accounting principle. Accordingly, AFG expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes) or $.06 per diluted share, effective January 1, 1999.

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

     EARNINGS PER SHARE Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: third quarter of 2000 and 1999 - 236,000 shares and 379,000 shares; nine months of 2000 and 1999
     - 206,000 shares and 587,000 shares, respectively.

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

B.   ACQUISITIONS AND SALES OF SUBSIDIARIES

     STONEWALL INSURANCE COMPANY In September 2000, AFG sold Stonewall Insurance Company for $35.6 million (including a $25.6 million dividend to AFG immediately prior to the sale) realizing a pretax loss of $6 million. Stonewall was a non-operating property and casualty subsidiary with approximately $320 million in assets, primarily engaged in the run-off of approximately $170 million in asbestos and environmental liabilities associated with policies written through 1991.

     COMMERCIAL LINES DIVISION In 1998, AFG sold its Commercial lines division to Ohio Casualty Corporation. In August 2000, AFG received an additional payment of $25 million from Ohio Casualty based on retention and growth through May 2000 of the businesses sold. This earn-out was recognized as additional "gain on sale of subsidiary" in the second quarter of 2000.

     START-UP MANUFACTURING BUSINESSES Since 1998, AFG subsidiaries have made loans to two start-up manufacturing businesses which were previously owned by unrelated third-parties. During 2000, the former owners chose to forfeit their equity interests to AFG rather than invest additional capital. Total loans extended to these businesses prior to forfeiture amounted to $49.7 million and the accumulated losses of the two businesses were approximately $29.7 million.

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

                                                    Three months ended            Nine months ended
                                                       September 30,                September 30,
                                                 -----------------------       ------------------------
                                                       2000         1999             2000          1999
                                                       ----         ----             ----          ----
        Revenues (a)
        Property and casualty insurance:
          Premiums earned:
            Personal                             $  326,591     $288,454       $  940,237    $  875,036
            Specialty                               334,846      296,254          917,057       804,957
            Other lines - primarily
              discontinued                             (360)         852             (359)          568
                                                 ----------     --------       ----------    ----------
                                                    661,077      585,560        1,856,935     1,680,561
          Investment and other income                98,703      110,923          349,181       329,885
                                                 ----------     --------       ----------    ----------
                                                    759,780      696,483        2,206,116     2,010,446
        Annuities and life (b)                      226,792      161,474          596,574       465,348
        Other                                        16,954       10,958           30,611        20,827
                                                 ----------     --------       ----------    ----------
                                                 $1,003,526     $868,915       $2,833,301    $2,496,621
                                                 ==========     ========       ==========    ==========

        Operating Profit (Loss)
        Property and casualty insurance:
          Underwriting:
            Personal                            ($   34,704)   ($  3,167)     ($   72,029)  ($    1,121)
            Specialty                               (56,580)      (9,246)         (81,758)       (7,925)
            Other lines - primarily
              discontinued                           (5,214)       2,747           (9,006)       (5,089)
                                                 ----------     --------       ----------    ----------
                                                    (96,498)      (9,666)        (162,793)      (14,135)
          Investment and other income                57,450       66,006          235,457       204,095
                                                 ----------     --------       ----------    ----------
                                                    (39,048)      56,340           72,664       189,960
        Annuities and life                           50,501       29,152           75,806        95,050
        Other (c)                                   (10,814)     (12,341)         (49,761)      (42,632)
                                                 ----------     --------       ----------    ----------
                                                 $      639     $ 73,151       $   98,709    $  242,378
                                                 ==========     ========       ==========    ==========

        (a) Revenues include sales of products and services as well as other income earned by the respective segments.
        (b)  Represents primarily investment income.
        (c)  Includes holding company expenses.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

D. INVESTMENT IN INVESTEE CORPORATION Investment in investee corporation reflects AFG's ownership of 24 million shares (36%) of Chiquita common stock. The market value of this investment was $75 million and $114 million at September 30, 2000 and December 31, 1999, respectively and $47 million at November 1, 2000. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita follows (in millions):

                                            Nine months ended September 30,
                                            -------------------------------
                                                      2000             1999
                                                      ----             ----
          Net Sales                                 $1,725           $1,937
          Operating Income                              88               93
          Net Income (Loss)                             (6)              19

E. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                                 September 30,     December 31,
                                                                         2000             1999
                                                                 ------------      -----------
          Holding Companies:
            AFG 7-1/8% Senior Debentures due April 2009              $300,890         $300,766
            AFG 7-1/8% Senior Debentures due December 2007             79,600           79,600
            AFC notes payable under bank line                         140,000           68,000
            APU 10-5/8% Subordinated Notes                               -              23,786
            APU 10-7/8% Subordinated Notes due May 2011                11,623           11,661
            Other                                                      14,679            9,110
                                                                     --------         --------

                                                                     $546,792         $492,923
                                                                     ========         ========
          Subsidiaries:
            GAFRI 6-7/8% Senior Notes due June 2008                  $100,000         $100,000
            GAFRI notes payable under bank line                        48,500           97,000
            Notes payable secured by real estate                       31,331           31,704
            Other                                                      11,145           11,029
                                                                     --------         --------

                                                                     $190,976         $239,733
                                                                     ========         ========

     In April 2000, AFG redeemed the APU 10-5/8% Notes at maturity using funds borrowed under the AFC bank line.

     At September 30, 2000, sinking fund and other scheduled principal payments on debt for the balance of 2000 and the subsequent five years were as follows (in millions):

                             Holding
                           Companies       Subsidiaries              Total
                           ---------       ------------             ------

          2000                $  -                $  .4             $   .4
          2001                   1.7                1.7                3.4
          2002                 150.0                1.6              151.6
          2003                   -                 50.1               50.1
          2004                   -                 14.2               14.2
          2005                   -                  9.7                9.7

     Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

     AFC and GAFRI each have an unsecured credit agreement with a group of banks under which they can borrow up to $300 million and $190 million, respectively.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

     Borrowings bear interest at floating rates based on prime or Eurodollar rates. Loans mature December 2002 under the AFC credit agreement and from 2000 to 2003 under the GAFRI credit agreement.

F. MINORITY INTEREST Minority interest in AFG's balance sheet is comprised of the following (in thousands):

                                                            September 30,     December 31,
                                                                    2000             1999
                                                            ------------      -----------
          Interest of noncontrolling shareholders
            in subsidiaries' common stock                       $104,099         $ 97,516
          Preferred securities issued by
            subsidiary trusts                                    316,663          319,600
          AFC preferred stock                                     72,154           72,154
                                                                --------         --------
                                                                $492,916         $489,270
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

     The preferred securities consisted of the following (in thousands):

     Date of                                        September 30,    December 31,     Optional
     Issuance          Issue (Maturity Date)                2000            1999      Redemption Dates
     -------------     -------------------------    ------------     -----------      ----------------------
     October 1996      AFCH 9-1/8% TOPrS (2026)          $98,750        $100,000      On or after 10/22/2001
     November 1996     GAFRI 9-1/4% TOPrS (2026)          72,913          74,600      On or after 11/7/2001
     March 1997        GAFRI 8-7/8% Pfd   (2027)          70,000          70,000      On or after 3/1/2007
     May 1997          GAFRI 7-1/4% ROPES (2041)          75,000          75,000      Prior to 9/28/2000 and
                                                                                         after 9/28/2001

     In the first six months of 2000, AFCH and GAFRI repurchased $1.3 million and $1.7 million of their preferred securities for $1.1 million and $1.4 million in cash, respectively.

     AFC PREFERRED STOCK AFC's Preferred Stock is voting, cumulative, and consists of the following:

          SERIES J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at September 30, 2000 and December 31, 1999.

     MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                          Nine months ended
                                                             September 30,
                                                        --------------------
                                                           2000         1999
                                                           ----         ----
          Interest of noncontrolling shareholders
            in earnings of subsidiaries                 $ 9,011      $12,899
          Accrued distributions by subsidiaries
            on preferred securities:
              Trust issued securities, net of tax        13,359       13,507
              AFC preferred stock                         4,329        4,329
                                                        -------      -------

                                                        $26,699      $30,735
                                                        =======      =======

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

G. SHAREHOLDERS' EQUITY At September 30, 2000, there were 58,754,411 shares of AFG Common Stock outstanding, including 1,364,478 shares held by American Premier for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of American Premier's predecessor, The Penn Central Corporation. Shares being held for distribution are not eligible to vote but otherwise are accounted for as issued and outstanding. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

     At September 30, 2000, there were 6.8 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 5.5 million shares outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. All options expire ten years after the date of grant.

     The change in unrealized gain (loss) on marketable securities for the nine months ended September 30 included the following (in millions):

                                                                                Minority
                                                        Pretax       Taxes      Interest        Net
                                                        ------       -----      --------       -----
                          2000
     ---------------------------------------------
     Unrealized holding gains (losses) on
       securities arising during the period             ($ 9.9)       $4.3        ($2.3)      ($ 7.9)
     Reclassification adjustment for
       realized losses included in net income and
         unrealized losses of subsidiary sold             25.2        (8.8)        (1.4)        15.0
                                                         -----        ----         ----        -----
     Change in unrealized gain (loss) on
       marketable securities, net                        $15.3       ($4.5)       ($3.7)       $ 7.1
                                                         =====       =====        =====        =====

                          1999
     ---------------------------------------------
     Unrealized holding gains (losses) on
       securities arising during the period            ($471.7)     $163.4        $29.4      ($278.9)
     Reclassification adjustment for
       realized gains included in net income              (6.0)        2.1          (.6)        (4.5)
                                                        ------      ------        -----       ------
     Change in unrealized gain (loss) on
       marketable securities, net                      ($477.7)     $165.5        $28.8      ($283.4)
                                                        ======      ======        =====       ======

H. EXTRAORDINARY ITEMS Extraordinary items represents gains and losses related to debt retirements by the following companies. Amounts shown are net of income taxes (in thousands):

                                                         Nine months ended
                                                        September 30, 1999
                                                        ------------------
              Holding Companies:
                 AFG (parent)                                 $1,735
                 AFC (parent)                                 (2,993)
                 APU (parent)                                 (1,003)
                                                              ------

                                                             ($2,261)
                                                              ======

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

     IT INITIATIVE In the third quarter of 1999, AFG initiated an enterprise-wide study of its information technology ("IT") resources, needs and opportunities. The initiative entails extensive effort and costs and has led to substantial changes in the area, which should result in significant cost savings, efficiencies and effectiveness in the future. While the costs (most of which will be expensed) precede the expected savings, management expects benefits to greatly exceed the costs incurred, all of which have been and will be funded through available working capital.

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

     LIQUIDITY AND CAPITAL RESOURCES

     RATIOS AFG's debt to total capital ratio (at the parent holding company level) was approximately 26% at September 30, 2000 and 25% at December 31, 1999. AFG's ratio of earnings to fixed charges (on a total enterprise basis) was 1.82 for the first nine months of 2000 and 3.36 for the entire year of 1999.

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

     AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. This credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At September 30, 2000, there was $140 million borrowed under the line.

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

     INVESTMENTS Approximately 91% of the fixed maturities held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 2000. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

     AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

     RESULTS OF OPERATIONS

     GENERAL Pretax operating earnings for the third quarter and nine months ended September 30, 2000, were $639,000 and $98.7 million, respectively, compared to $73.2 million and $242.4 million in the comparable 1999 periods. A decline in property and casualty underwriting results (including a $35 million third quarter charge for reserve strengthening in the California workers' compensation business) and second quarter special litigation charges were partially offset by higher realized gains and income from the sale of certain lease rights in the third quarter.

     Many investors and analysts focus on "core earnings" of companies, setting aside certain items included in net earnings. Such "core earnings" for AFG, consisting of net earnings (loss) adjusted to exclude: (i) realized gains (losses), (ii) equity in investee earnings (losses), (iii) extraordinary items, and (iv) a 1999 accounting change, were ($10.8) million ($.18 loss per share, diluted) and $28 million ($.48 per share) in the third quarter and nine months of 2000 compared to $41 million ($.68 per share) and $126.6 million ($2.08 per share) in the third quarter and nine months of 1999.

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

     Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                 Three months ended        Nine months ended
                                                    September 30,             September 30,
                                                --------------------      ---------------------
                                                   2000       1999            2000         1999
                                                   ----       ----            ----         ----
          Net Written Premiums (GAAP)
          ---------------------------
            Personal                            $299.4      $287.3        $  997.3     $  839.2
            Specialty                            341.7       323.7           974.9        850.4
            Other lines                            (.3)         .7             (.3)         (.8)
                                                ------      ------        --------     --------
                                                $640.8      $611.7        $1,971.9     $1,688.8
                                                ======      ======        ========     ========

          Combined Ratios (GAAP) (*)
          ----------------------
            Personal                             110.6%      101.1%          107.6%       100.2%
            Specialty                            116.8       103.2           108.9        101.0
            Aggregate (including
              discontinued lines)                114.7       101.7           108.8        100.8

          (*) Combined ratios for the entire year of 1999 were: Personal - 100.7%, Specialty - 102.7% and aggregate - 102.0%.

     PERSONAL The Personal group's increase in net written premiums reflects firming market prices in the nonstandard auto market, expanded writings in certain private passenger automobile markets and premiums generated by Worldwide (AFG's direct marketing channel) since its acquisition in April 1999. In the third quarter, these items were partially offset by the expected decline in premiums caused by rate increases implemented throughout 2000. The combined ratio for the third quarter and nine months of 2000 increased due to (i) increased auto claim frequency and severity (particularly in medical and health related costs), (ii) the impact of a very competitive pricing environment on policies written during 1999 and early 2000 and (iii) increased underwriting expenses associated with the direct and Internet marketing initiatives (adding approximately 1.5 points to the Personal group's combined ratio). In an effort to alleviate increasing losses, AFG has implemented rate increases of approximately 10% through the first nine months of the year and expects that rate increases will be 12% by the end of 2000. These rate actions are expected to continue to moderate premium growth in the private passenger auto insurance business for the remainder of 2000, with the full impact on earnings not likely to take effect until early 2001.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------

     SPECIALTY The Specialty group's increase in net written premiums reflects the effect of (i) the January 2000 termination of reinsurance agreements relating to the California workers' compensation business which were in effect throughout 1999, (ii) rate increases in certain casualty markets (particularly California workers' compensation) and (iii) the realization of growth opportunities in certain commercial markets. Excluding the impact of the terminated reinsurance agreements, net written premiums were up approximately 1% for the third quarter and 10% for the nine months as premium levels moderated during the third quarter due to increasing rates and the absence of premiums from certain unprofitable business which is no longer being written.

     In response to continuing losses in the California workers' compensation business, rate increases for this business have been about 22% so far this year and are expected to be in excess of 40% on renewals in the fourth quarter. Rate increases implemented in the other specialty operations have been 10% through the first nine months of 2000 and are targeted to be 12% by year-end.

     In response to adverse development in prior year losses, AFG recorded a $35 million pretax charge in the third quarter of 2000 to strengthen loss reserves in its California workers' compensation business. The combined ratio for the third quarter and nine months of 2000 reflects this reserve strengthening (a combined ratio effect of 10.4 points and 3.8 points for the third quarter and nine months, respectively) and the effect of a highly competitive pricing environment on policies written during 1999.

     LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS The increase in life, accident and health premiums and benefits is due primarily to the acquisition of UTA in October 1999.

     START-UP MANUFACTURING BUSINESSES AFG's pretax operating earnings include losses of $4.1 million for the third quarter of 2000 ($6.7 million for the first nine months) from two start-up manufacturing businesses acquired in 2000 from their former owners. The businesses are expected to reach "break-even" by the latter part of 2001.

     OTHER INCOME Other income increased $7.5 million (17%) in the third quarter of 2000 compared to 1999 as $11.2 million in income from the sale of certain lease rights and increased fee income generated by certain insurance operations were partially offset by a decrease in income from the sale of operating assets. For the nine months, other income increased $45 million (45%) compared to 1999 primarily due to increased fee income generated by certain insurance operations and income from the lease rights sale and lease residuals.

     REALIZED GAINS Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

     GAIN ON SALE OF OTHER INVESTMENTS In September 2000, GAFRI realized a $27.2 million pretax gain on the sale of its minority ownership in a company engaged in the production of ethanol. GAFRI's investment was repurchased by the ethanol company which, following the purchase, became wholly-owned by AFG's Chairman.

     GAIN ON SALE OF SUBSIDIARIES In 2000, AFG recognized a $25 million second quarter pretax gain representing an earn-out related to the 1998 sale of its Commercial lines division and a $6 million third quarter pretax loss on the sale of Stonewall Insurance Company.

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

     INTEREST ON BORROWED MONEY Interest expense for the third quarter and nine months of 2000 increased compared to 1999 due primarily to higher average indebtedness.

     OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses for the nine months of 2000 include second quarter charges of $32.5 million related to an agreement to settle a lawsuit against a GAFRI subsidiary and $8.8 million for an adverse California Supreme Court ruling against an AFG property and casualty subsidiary. Other operating and general expenses increased $4.8 million (5%) in the third quarter and, excluding these litigation charges, $30.3 million (11%) for the nine months of 2000 compared to 1999 primarily due to the inclusion of the operations of UTA following its acquisition in October 1999 and increased expenses from certain start-up operations.

     INVESTEE CORPORATION Equity in net earnings of investee represents AFG's proportionate share of Chiquita's earnings. Chiquita reported net losses for the third quarter of 2000 and 1999 of $53.7 million and $36.7 million, respectively. For the nine months of 2000, Chiquita reported a net loss of $6.0 million compared to net income of $19.4 million for the 1999 period.

     In 1993, the European Union ("EU") implemented a regulatory system governing the importation of bananas into the EU. This quota system, which has been ruled illegal by the World Trade Organization, has significantly impacted Chiquita's sales and market share in Europe as well as banana prices in other world-wide markets. To date, the United States government has been unable to obtain relief from the EU. These factors have led to a significant decline in Chiquita's operating results and in the quoted market value of AFG's Chiquita investment. Should AFG's management conclude that the decline in the quoted market price of its Chiquita investment is other than temporary, a writedown of the investment would be recognized.

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

           -----------------------------------------------------------

                                     Item 3

             Quantitative and Qualitative Disclosure of Market Risk
             ------------------------------------------------------

     As of September 30, 2000, there were no material changes to the information provided in AFG's Form 10-K for 1999 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Plaintiffs appealed the state decision to the Ohio Supreme Court, which, on August 4, 2000, agreed to allow an appeal of the state appellate court's decision. On August 14, 2000, American Premier filed a Motion to Dismiss the appeal as being improvidently granted. On October 4, 2000, the Ohio Supreme Court granted this Motion and dismissed the appeal. Plaintiffs filed a Motion for Reconsideration of the dismissal on October 16, 2000. American Premier and its outside counsel continue to believe that American Premier will not suffer any material loss from the remaining state court appeal.

     In June 2000, Great American Life Insurance Company ("GALIC") entered into a Memorandum of Understanding to settle a purported class action lawsuit (Woodward v. Great American Life Insurance Company, Hamilton County Court of Common Pleas, Case No. A9900587, filed February 2, 1999). In the settlement, GALIC agreed to (i) create a fund against which certain former policyholders can submit claims for reimbursement of a portion of surrender charges incurred, (ii) record lump-sum credits to certain annuities and
     (iii) allow certain annuity holders to transfer their annuity value to other products issued by GALIC or its subsidiaries. The complaint filed in the lawsuit had sought unspecified money damages based on alleged (i) failure of GALIC to allow the tax-free transfer of the annuity value of certain annuities to other product providers, and (ii) misleading disclosures concerning GALIC's interest crediting practices. The settlement is set for a fairness hearing in the trial court on November 29, 2000.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                     Item 6

                        Exhibits and Reports on Form 8-K
                        --------------------------------


(a) Exhibit 27.1 - Financial Data Schedule as of September 30, 2000.  For
                   submission in electronic filing only.

(b) Reports on Form 8-K:  none



           -----------------------------------------------------------



                                    Signature
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.



                                    American Financial Group, Inc.




November 9, 2000                    BY:  Fred J. Runk
                                    ----------------------------------------
                                         Fred J. Runk
                                         Senior Vice President and Treasurer