Form 10-K405
period 2000-12-31
AMERICAN FINANCIAL GROUP INC
filed 2001-03-30
CIK 1042046

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended                               Commission File
December 31, 2000                                       No. 1-13653

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 1, 2001, there were 67,444,216 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries. The aggregate market value of the Common Stock held by nonaffiliates at that date, was approximately $930 million (based upon nonaffiliate holdings of 38,774,520 shares and a market price of $24.00 per share.)
                                  -------------
                      Documents Incorporated by Reference:

      Proxy Statement for the 2001 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).
-------------------------------------------------------------------------------

                         AMERICAN FINANCIAL GROUP, INC.

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K


Part I                                                                  Page
                                                                        ----
  Item  1 - Business:
               Introduction                                               1
               Property and Casualty Insurance Operations                 2
               Annuity and Life Operations                               12
               Other Companies                                           16
               Investment Portfolio                                      16
               Foreign Operations                                        18
               Regulation                                                18
  Item  2 - Properties                                                   19
  Item  3 - Legal Proceedings                                            20
  Item  4 - Submission of Matters to a Vote of Security Holders         (a)


Part II
  Item  5 - Market for Registrant's Common Equity and Related
               Stockholder Matters                                       21
  Item  6 - Selected Financial Data                                      22
  Item  7 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       23
  Item 7A - Quantitative and Qualitative Disclosures About
               Market Risk                                               33
  Item  8 - Financial Statements and Supplementary Data                  33
  Item  9 - Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      (a)


Part III
  Item 10 - Directors and Executive Officers of the Registrant           33
  Item 11 - Executive Compensation                                       33
  Item 12 - Security Ownership of Certain Beneficial Owners
               and Management                                            33
  Item 13 - Certain Relationships and Related Transactions               33


Part IV
  Item 14 - Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                       S-1


    (a)    The response to this Item is "none".

-------------------------------------------------------------------------------

                         AMERICAN FINANCIAL GROUP, INC.

                           FORWARD-LOOKING STATEMENTS


This Form 10-K, chiefly in Items 1, 3, 5, 7 and 8, contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "intends", "plans", "estimates", "anticipates" or the negative version of those words or other comparable terminology. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

 o changes in economic conditions, including interest rates, performance of securities markets, and the availability of capital;
 o   regulatory actions;
 o   changes in legal environment;
 o   tax law changes;
 o   levels of catastrophes and other major losses;
 o   adequacy of loss reserves;
 o   availability of reinsurance; and
 o   competitive pressures, including the ability to obtain rate increases.

Forward-looking statements speak only as of the date made. AFG undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

                                     PART I

                                     ITEM 1

                                    Business

Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.

INTRODUCTION

      American Financial Group, Inc. ("AFG") is a holding company which, through its subsidiaries, is engaged primarily in private passenger automobile and specialty property and casualty insurance businesses and in the sale of tax-deferred annuities and certain life and supplemental health insurance products. AFG's property and casualty operations originated in the 1800's and make up one of the thirty largest property and casualty groups in the United States based on statutory net premiums written. AFG was incorporated as an Ohio corporation in July 1997. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121.

      AFG's predecessor had been formed in 1994 for the purpose of acquiring American Financial Corporation ("AFC") and American Premier Underwriters, Inc. ("American Premier" or "APU") in merger transactions completed in April 1995 (the "Mergers").

      At December 31, 2000, Carl H. Lindner, members of his immediate family and trusts for their benefit (collectively the "Lindner Family") beneficially owned approximately 45% of AFG's outstanding voting common stock.

GENERAL

      Generally, companies have been included in AFG's consolidated financial statements when the ownership of voting securities has exceeded 50%; for investments below that level but above 20%, AFG has accounted for the investments as investees. (See Note E to AFG's financial statements.) The following table shows AFG's percentage ownership of voting securities of its significant affiliates over the past several years:
                                               Voting Ownership at December 31,
                                              ---------------------------------
                                              2000   1999   1998   1997    1996
                                              ----   ----   ----   ----    ----
     American Financial Corporation            79%    79%    79%    79%     76%
     American Premier Underwriters            100%   100%   100%   100%    100%
     Great American Insurance Group           100%   100%   100%   100%    100%
     Great American Financial Resources        83%    83%    82%    81%     81%
     American Financial Enterprises           100%   100%   100%   100%     83%
     Chiquita Brands International             36%    36%    37%    39%     43%

      The following summarizes the more significant changes in ownership percentages shown in the above table.

      AMERICAN FINANCIAL ENTERPRISES In 1997, AFEI became a wholly-owned subsidiary of AFG as a result of a transaction whereby AFG purchased all publicly-held shares of AFEI for cash and AFG Common Stock.

      CHIQUITA BRANDS INTERNATIONAL During 1997 and 1998, Chiquita issued an aggregate of 4.6 million shares and 4.0 million shares of its common stock, respectively, in connection with the purchase of new businesses.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

      AFG's property and casualty group is engaged primarily in private passenger automobile and specialty insurance businesses which are managed as two major business groups: Personal and Specialty. Each group reports to an individual senior executive and is comprised of multiple business units which operate autonomously but with certain strong central controls and full accountability. Decentralized control allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG's property and casualty insurance operations employ approximately 7,900 persons.

      In December 2000, AFG agreed to sell its Japanese property and casualty division to Mitsui Marine & Fire Insurance Company of America for approximately $22 million in cash. The sale is expected to close at the end of March 2001. At the same time, a reinsurance agreement under which Great American Insurance ceded a portion of its pool of insurance to Mitsui will terminate. The Japanese division generated net written premiums of approximately $60 million per year to Great American while Great American ceded approximately $45 million per year to Mitsui.

      In September 2000, AFG sold Stonewall Insurance Company for approximately $31 million. Stonewall was a non-operating property and casualty subsidiary engaged primarily in the run-off of approximately $170 million in asbestos and environmental liabilities associated with policies written through 1991.

      AFG sold its Commercial lines division to Ohio Casualty Corporation in December 1998 for approximately $300 million plus warrants to purchase 6 million (post split) shares of Ohio Casualty common stock. AFG received an additional $25 million in 2000 under a provision in the sale agreement related to the retention and growth of the insurance businesses acquired by Ohio Casualty. The commercial lines business sold generated net written premiums of approximately $230 million in 1998 prior to the sale.

      Over the past few years, AFG has explored opportunities to expand the variety of distribution channels for its insurance products. The April 1999 acquisition of Worldwide Insurance Company provided AFG with a significant base for selling private passenger auto insurance and a variety of other insurance products directly to consumers, including over the Internet.

      AFG operates in a highly competitive industry that is affected by many factors which can cause significant fluctuations in its results of operations. The industry has historically been subject to pricing cycles characterized by periods of intense competition and lower premium rates (a "downcycle") followed by periods of reduced competition, reduced underwriting capacity due to lower policyholders' surplus and higher premium rates (an "upcycle"). The property and casualty insurance industry has been in an extended downcycle for over a decade, although indications of some market firming and price increases are being seen in certain specialty markets and in the private passenger automobile market.

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

      Management's focus on underwriting performance has resulted in a statutory combined ratio averaging 103.2% for the period 1996 to 2000 (excluding special charges in 1996 and 1998 to increase reserves for asbestos and other environmental matters), as compared to 106.3% for the property and casualty industry over the same period (Source: "Best's Review/Preview - Property/Casualty" - January 2001 Edition). AFG believes that its product line diversification and underwriting discipline have contributed to the Company's ability to consistently outperform the industry's underwriting results. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

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

      Unless indicated otherwise, the financial information presented for the property and casualty insurance operations herein is presented based on GAAP and includes the Commercial lines division for all periods prior to the 1998 sale date.

      The following table shows (in millions) certain information of AFG's property and casualty insurance operations.

                                      2000        1999        1998
                                      ----        ----        ----
     Statutory Basis
     Premiums Earned                $2,484      $2,197     $ 2,657
     Admitted Assets                 6,472       6,332       6,463
     Unearned Premiums               1,154       1,005         914
     Loss and LAE Reserves           3,445       3,525       3,702
     Capital and Surplus             1,763       1,664       1,840

     GAAP Basis
     Premiums Earned                $2,495      $2,211     $ 2,699
     Total Assets                    9,458       9,487      10,053
     Unearned Premiums               1,414       1,326       1,233
     Loss and LAE Reserves           4,516       4,795       4,773
     Shareholder's Equity            3,360       3,158       3,174

      The following table shows the segment, independent ratings, and size (in millions) of AFG's major property and casualty insurance subsidiaries. AFG continues to focus on growth opportunities in what it believes to be more profitable specialty and private passenger auto businesses which represented the bulk of 2000 net written premiums.

                                                          Net Written Premiums
                                                        -----------------------
     Company             (Ratings - AM Best/S&P)        Personal      Specialty
     -------------------------------------------        --------      ---------

     Great American Pool(*)            A     A+           $  225         $  866

     Republic Indemnity                A     A+              -              221
     Mid-Continent                     A     A+              -              128
     National Interstate               A-    -               -               57
     American Empire Surplus Lines     A     A+              -               46

     Atlanta Casualty                  A-    A+              336            -
     Infinity                          A     A+              352            -
     Windsor                           A     A+              238            -
     Leader                            A-    A+              151            -
     Other                                                     9              6
                                                          ------         ------
                                                          $1,311         $1,324
                                                          ======         ======

     (*) The Great American Pool represents approximately 15 subsidiaries, including Great American Insurance, Great American Insurance of New York and Worldwide. Fitch assigned the Great American Pool a rating of AA- (very high).

      The following table shows the performance of AFG's property and casualty insurance operations (dollars in millions):

                                                  2000       1999        1998
                                                  ----       ----        ----

     Net written premiums                       $2,638     $2,263      $2,609(a)
                                                ======     ======      ======

     Net earned premiums                        $2,495     $2,211      $2,699
     Loss and LAE                                1,962      1,589       2,001
     Special A&E charge                           -          -            214
     Underwriting expenses                         732        661         764
     Policyholder dividends                          3          4           9
                                                ------     ------      ------
     Underwriting loss                         ($  202)   ($   43)    ($  289)
                                                ======     ======      ======

     GAAP ratios:
        Loss and LAE ratio                       78.6%      71.9%       82.1%
        Underwriting expense ratio               29.3       29.9        28.3
        Policyholder dividend ratio                .1         .2          .3
                                                -----      -----       -----
        Combined ratio (b)                      108.0%     102.0%      110.7%
                                                =====      =====       =====

     Statutory ratios:
        Loss and LAE ratio                       80.1%      73.4%       82.7%
        Underwriting expense ratio               28.4       30.0        27.9
        Policyholder dividend ratio                .3         .3          .5
                                                -----      -----       -----
        Combined ratio (b)                      108.8%     103.7%      111.1%
                                                =====      =====       =====

     Industry statutory combined ratio (c)      110.3%     107.8%      105.6%

     (a)    Includes $232 million generated by the Commercial lines sold.
     (b) The 2000 combined ratios include 1.4 percentage points for reserve strengthening in AFG's California workers' compensation business. The 1998 combined ratios include effects of the strengthening of insurance reserves relating to asbestos and other environmental matters ("A&E") of 7.9 percentage points (GAAP) and 8.0 percentage points (statutory).
     (c) Ratios are derived from "Best's Review/Preview - Property/Casualty" (January 2001 Edition).

      As with other property and casualty insurers, AFG's operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, tornadoes, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. AFG generally seeks to reduce its exposure to such events through individual risk selection and the purchase of reinsurance. Major catastrophes in recent years included midwestern hailstorms and tornadoes and Hurricanes Bonnie and Georges in 1998. Total net losses to AFG's insurance operations from catastrophes were $8 million in 2000; $24 million in 1999 and $60 million in 1998. These amounts are included in the tables herein.

PERSONAL

      GENERAL The Personal group writes primarily private passenger automobile liability and physical damage insurance, and to a lesser extent, homeowners' insurance.

      Historically, the majority of AFG's auto premiums has been from sales in the nonstandard market covering drivers unable to obtain insurance through standard market carriers due to factors such as age, record of prior accidents, driving violations, particular occupation or type of vehicle. Though the Personal group will continue to write coverage in this market, it has launched an expanded approach making personal automobile coverage available to drivers across a full spectrum from preferred to nonstandard risks. AFG's approach to its auto business is to develop tailored rates for its personal automobile customers based on a variety of factors, including the driving record of the insureds, the number of and type of vehicles covered, credit history, and other factors.

      AFG's approach to homeowners business is to limit exposure in locations which have significant catastrophic potential (such as windstorms, earthquakes and hurricanes). Since 1998, AFG has ceded 90% of its homeowners' business through reinsurance agreements; in 2001, it is ceding 80% of this business.

      The Personal group holds licenses to write policies in all states and the District of Columbia. The U.S. geographic distribution of the Personal group's statutory direct written premiums in 2000 compared to 1996, was as follows:

                       2000    1996                             2000       1996
                       ----    ----                             ----       ----
     California        19.3%    6.8%        Tennessee            2.4%       2.7%
     New York          12.8     3.2         South Carolina       2.4         *
     Florida           10.5    10.1         North Carolina        *         3.4
     Connecticut        8.0     9.8         Indiana               *         2.7
     Georgia            7.6     7.2         Mississippi           *         2.5
     Pennsylvania       6.1     9.6         Missouri              *         2.5
     Texas              3.9     9.3         Oklahoma              *         2.4
     New Jersey         2.7     2.7         Arizona               *         2.3
     Kentucky           2.6      *          Washington            *         2.2
                                            Other               21.7       20.6
                                                               -----      -----
     ----------------                                          100.0%     100.0%
     (*) less than 2%                                          =====      =====

      Management believes that the Personal group's underwriting performance in recent years has benefited, in part, from the refinement of various risk profiles, thereby dividing the consumer market into more defined segments which can be underwritten or priced properly. In addition, the Personal group has implemented cost control measures both in the underwriting and claims handling areas. Conversely, the Personal group's performance has suffered in the past year from inadequate premium rates.

      The following table shows the performance of AFG's Personal group insurance operations (dollars in millions):

                                                 2000       1999        1998
                                                 ----       ----        ----

     Net written premiums                      $1,311     $1,154      $1,279
                                               ======     ======      ======

     Net earned premiums                       $1,270     $1,163      $1,290
     Loss and LAE                               1,061        881         958
     Underwriting expenses                        317        290         298
                                               ------     ------      ------
     Underwriting profit (loss)               ($  108)   ($    8)     $   34
                                               ======     ======      ======

     GAAP ratios:
        Loss and LAE ratio                      83.6%       75.7%      74.2%
        Underwriting expense ratio              25.0        25.0       23.1
                                               -----       -----       ----
        Combined ratio                         108.6%      100.7%      97.3%
                                               =====       =====       ====

     Statutory ratios:
        Loss and LAE ratio                      83.9%       75.6%      74.3%
        Underwriting expense ratio              25.2        25.4       22.4
                                               -----       -----       ----
        Combined ratio                         109.1%      101.0%      96.7%
                                               =====       =====       ====

     Industry statutory combined ratio (a)     110.0%      105.4%     104.3%

     (a) Represents the personal lines industry statutory combined ratio derived from "Best's Review/Preview - Property/Casualty" (January 2001 Edition).

      MARKETING A goal of the Personal group is to be able to provide a full spectrum of quality, competitively priced products to customers at any time and in any manner desirable to the customer, whether through independent agents or direct marketing channels, including over the Internet. AFG currently has the ability to sell over the Internet in 13 states which together represent the majority of the U.S. auto market.

      The Personal group had approximately 1.2 million policies in force at December 31, 2000, nearly 75% of which had policy limits of $50,000 or less per occurrence.

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

      Executive and Professional    Markets liability coverage for attorneys and
         Liability                  for directors and officers of businesses and
                                    not-for-profit organizations.

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

      Specialization is the key element to the underwriting success of these business units. Each unit has independent management with significant operating autonomy to oversee the important operational functions of its business such as underwriting, pricing, marketing, policy processing and claims service. These specialty businesses are opportunistic and their premium volume will vary based on prevailing market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets that meet its profitability objectives.

      The U.S. geographic distribution of the Specialty group's statutory direct written premiums in 2000 compared to 1996 is shown below.

                      2000    1996                             2000      1996
                      ----    ----                             ----      ----
     California       25.8%   23.6%       Michigan              2.6%      2.9%
     Texas             7.7     5.6        Pennsylvania          2.3       3.0
     New York          5.9     8.1        Georgia               2.3        *
     Florida           4.9     3.4        Louisiana             2.0        *
     Illinois          4.3     3.8        Massachusetts          *        4.7
     Oklahoma          3.2     2.8        North Carolina         *        3.7
     New Jersey        3.0     4.6        Connecticut            *        2.7
     Ohio              2.7     2.6        Other                33.3      28.5
                                                              -----     -----
     ----------------                                         100.0%    100.0%
     (*) less than 2%                                         =====     =====


      The following table sets forth a distribution of statutory net written premiums for AFG's Specialty group by NAIC annual statement line for 2000 compared to 1996.

                                            2000            1996
                                            ----            ----
     Workers' compensation                  21.3%           29.1%
     Other liability                        20.4            20.6
     Inland marine                          11.8             7.1
     Auto liability                          8.8             8.7
     Commercial multi-peril                  8.1            15.7
     Collateral protection                   5.4              *
     Auto physical damage                    4.9             3.0
     Fidelity and surety                     4.8             3.2
     Allied lines                            4.7             4.4
     Ocean marine                            3.5             3.4
     Other                                   6.3             4.8
                                           -----           -----
     _______________                       100.0%          100.0%
                                           =====           =====
     (*) less than 2%

      The following table shows the performance of AFG's Specialty group insurance operations (dollars in millions):
                                               2000      1999        1998
                                               ----      ----        ----

     Net written premiums                    $1,324    $1,111      $1,312(a)
                                             ======    ======      ======

     Net earned premiums                     $1,223    $1,048      $1,372
     Loss and LAE                               902       702         979
     Underwriting expenses                      413       370         451
     Policyholder dividends                       3         4           9
                                             ------    ------      ------
     Underwriting profit (loss)             ($   95)  ($   28)    ($   67)
                                             ======    ======      ======

     GAAP ratios:
       Loss and LAE ratio                      73.8%     67.0%       71.4%
       Underwriting expense ratio              33.8      35.3        32.9
       Policyholder dividend ratio               .3        .4          .7
                                              -----     -----       -----
       Combined ratio (b)                     107.9%    102.7%      105.0%
                                              =====     =====       =====

     Statutory ratios:
       Loss and LAE ratio                      76.5%     70.2%       72.1%
       Underwriting expense ratio              31.4      34.8        34.1
       Policyholder dividend ratio               .5        .5         1.0
                                              -----     -----       -----
       Combined ratio (b)                     108.4%    105.5%      107.2%
                                              =====     =====       =====

     Industry statutory combined ratio (c)    109.5%    109.8%      107.3%

     (a)    Includes $232 million generated by the Commercial lines sold.
     (b) The 2000 combined ratios include 2.9 percentage points for reserve strengthening in AFG's California workers' compensation business.
     (c) Represents the commercial industry statutory combined ratio derived from "Best's Review/Preview - Property/Casualty" (January 2001 Edition).

      MARKETING The Specialty group operations direct their sales efforts primarily through independent property and casualty insurance agents and brokers, although portions are written through employee agents. These businesses write insurance through several thousand agents and brokers and have approximately 360,000 policies in force.

      COMPETITION These businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. They also compete with self-insurance plans, captive programs and risk retention groups. Because of the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Price, commissions and profit sharing terms are also important factors. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped AFG's Specialty group compete successfully.

REINSURANCE

      Consistent with standard practice of most insurance companies, AFG reinsures a portion of its business with other insurance companies and assumes a relatively small amount of business from other insurers. Ceding reinsurance permits diversification of risks and limits the maximum loss arising from large or unusually hazardous risks or catastrophic events. The availability and cost of reinsurance are subject to prevailing market conditions which may affect the volume and profitability of business that is written. AFG is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers generally does not relieve AFG of its liability to its insureds until claims are fully settled.

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

                                                Retention      Reinsurance
     Coverage                                     Maximum      Coverage(a)
     --------                                   ---------      -----------
     California Workers' Compensation               $  .5              (b)
     Other Workers' Compensation                      1.0             49.0
     Commercial Umbrella                              1.0             49.0
     Other Casualty                                   5.0             25.0
     Property - General                               5.0             25.0  (c)
     Property - Catastrophe                          10.0             65.0

     (a) Reinsurance covers substantial portions of losses in excess of retention.
     (b)  All amounts in excess of $500,000.
     (c) Since 1998, AFG has ceded 90% of its homeowners insurance coverage through a reinsurance agreement. Beginning in 2001, AFG will cede 80% of this business.

      AFG also purchases facultative reinsurance providing coverage on a risk by risk basis, both pro rata and excess of loss, depending on the risk and available reinsurance markets. Due in part to the limited exposure on individual policies, the nonstandard auto business is not materially involved in reinsuring risks with third party insurance companies.

      Included in the balance sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were approximately $179 million on paid losses and LAE and $1.3 billion on unpaid losses and LAE at December 31, 2000. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations. At December 31, 2000, AFG's insurance subsidiaries had allowances of approximately $20 million for doubtful collection of reinsurance recoverables, most of which related to unpaid losses.

      In connection with the 1998 sale of its Commercial lines division to Ohio Casualty, AFG agreed to continue to issue and renew policies (in certain states) related to the business transferred until Ohio Casualty received the required approvals and licensing to begin writing this business on its own behalf. Under the agreement, AFG ceded 100% of these premiums to Ohio Casualty. In 2000, 1999 and 1998, AFG ceded premiums of $209 million, $337 million and $170 million (including transferred unearned premiums), respectively, under the agreement.

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

      AFG regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to reinsurers having more than $100 million in capital and A.M. Best ratings of "A-" or better. Excluding business ceded to Ohio Casualty (discussed above), the following companies assumed nearly half of AFG's 2000 ceded reinsurance: Mitsui Marine and Fire Insurance Company, General Reinsurance Corporation, American Re-Insurance Company, Swiss Reinsurance America Corporation, Zurich Reinsurance North America, Inc., Transatlantic Reinsurance Company, Employers Reinsurance Corporation, NAC Reinsurance Corporation, Hartford Fire Insurance Company and Continental Casualty Company.

      Premiums written for reinsurance ceded and assumed are presented in the following table (in millions):
                                                   2000     1999      1998
                                                   ----     ----      ----
     Reinsurance ceded                             $803     $898      $788
     Reinsurance assumed - including
       involuntary pools and associations            76       48        38

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

      The following table presents the development of AFG's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years, excluding reserves of American Premier subsidiaries prior to the Mergers. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2000. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. For example, the percentage of the December 31, 1997 reserve liability paid in 1998 includes approximately 10 percentage points for reserves ceded in connection with the sale of the Commercial lines division.

                                    1990     1991     1992     1993     1994     1995    1996     1997     1998     1999     2000
                                    ----     ----     ----     ----     ----     ----    ----     ----     ----     ----     ----
Liability for unpaid losses and
   loss adjustment expenses:
   As originally estimated        $2,137   $2,129   $2,123   $2,113   $2,187   $3,393  $3,404   $3,489   $3,305   $3,224   $3,192
   As re-estimated at
     December 31, 2000             2,536    2,452    2,381    2,293    2,372    3,490   3,528    3,589    3,184    3,164      N/A

Liability re-estimated (*):
--------------------------
   One year later                   98.6%   99.3%     99.9%    98.1%    95.9%    98.7%  100.9%   104.5%    97.8%    98.1%
   Two years later                  97.7%   98.7%     98.2%    94.1%    99.3%    98.5%  105.9%   104.6%    96.3%
   Three years later                97.4%   98.0%     95.2%    97.4%    99.9%   103.9%  105.2%   102.9%
   Four years later                 99.2%   97.3%    100.3%    98.9%   109.4%   103.1%  103.6%
   Five years later                100.0%  103.0%    102.6%   109.7%   109.0%   102.9%
   Six years later                 106.3%  105.6%    113.6%   108.8%   108.5%
   Seven years later               109.4%  116.9%    112.3%   108.5%
   Eight years later               120.9%  115.2%    112.2%
   Nine years later                118.8%  115.2%
   Ten years later                 118.7%

Cumulative deficiency
   (redundancy)                     18.7%   15.2%     12.2%     8.5%     8.5%     2.9%    3.6%     2.9%    (3.7%)   (1.9%)    N/A
                                    ====    ====      ====      ===      ===      ===     ===      ===     ====      ===      ===

Cumulative paid as of:
---------------------
   One year later                   26.1%   26.4%     26.7%    25.2%    26.8%    33.1%   33.8%    41.7%    28.3%    34.8%
   Two years later                  43.2%   43.0%     43.7%    40.6%    42.5%    51.6%   58.0%    56.6%    51.7%
   Three years later                55.3%   55.4%     54.2%    50.9%    54.4%    67.2%   66.7%    70.8%
   Four years later                 64.8%   63.3%     60.8%    59.1%    66.3%    72.0%   77.3%
   Five years later                 71.1%   67.8%     67.0%    68.0%    69.8%    80.4%
   Six years later                  74.5%   72.7%     74.0%    70.8%    80.0%
   Seven years later                78.6%   78.6%     76.3%    80.6%
   Eight years later                83.9%   80.5%     85.9%
   Nine years later                 85.5%   89.9%
   Ten years later                  94.5%

(*) Reflects significant A&E charges and reallocations in 1994, 1996 and 1998 for prior years' losses. Excluding these items, the re-estimated liability shown above would decrease ranging from approximately 17 percentage points in 1990 to 6 percentage points in 1997.

      The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

                                                  1993     1994     1995    1996     1997     1998     1999     2000
                                                  ----     ----     ----    ----     ----     ----     ----     ----
   As originally estimated:
     Net liability shown above                  $2,113   $2,187   $3,393  $3,404   $3,489   $3,305   $3,224   $3,192
     Add reinsurance recoverables                  611      730      704     720      736    1,468    1,571    1,324
                                                ------   ------   ------  ------   ------   ------   ------   ------
     Gross liability                            $2,724   $2,917   $4,097  $4,124   $4,225   $4,773   $4,795   $4,516
                                                ======   ======   ======  ======   ======   ======   ======   ======
   As re-estimated at December 31, 2000:
     Net liability shown above                  $2,293   $2,372   $3,490  $3,528   $3,589   $3,184   $3,164
     Add reinsurance recoverables                  711      656      913     946    1,041    1,671    1,656
                                                ------   ------   ------  ------   ------   ------   ------
     Gross liability                            $3,004   $3,028   $4,403  $4,474   $4,630   $4,855   $4,820      N/A
                                                ======   ======   ======  ======   ======   ======   ======      ===

Gross cumulative deficiency
  (redundancy)                                    10.3%     3.8%     7.5%    8.5%     9.6%     1.7%     0.5%     N/A
                                                  ====      ===      ===     ===      ===      ===      ===      ===

      These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFG's $214 million special charge for A&E claims related to losses recorded in 1998, but incurred before 1990, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

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

      The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2000 are as follows (in millions):

     Liability reported on a SAP basis, net of $267 million
       of retroactive reinsurance                                    $3,178
         Additional discounting of GAAP reserves in excess
            of the statutory limitation for SAP reserves                (10)
         Reserves of foreign operations                                   4
         Reinsurance recoverables, net of allowance                   1,324
         Reclassification of allowance for uncollectible
           reinsurance                                                   20
                                                                     ------

     Liability reported on a GAAP basis                              $4,516
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

      As part of the continuing process of monitoring appropriate reserve needs and prompted by the retention of certain A&E exposures under the agreement covering the sale of its Commercial lines division, AFG began a thorough study of its A&E exposures in 1998. AFG's study was reviewed by independent actuaries who used state of the art actuarial techniques that have wide acceptance in the industry. AFG recorded a charge of $214 million in 1998 to increase A&E reserves to its best estimate of the ultimate liability.

      The survival ratio, which is an industry measure of A&E claim reserves, is derived by dividing reserves for A&E exposures by annual paid losses. At December 31, 2000, AFG's three year survival ratio (after adjusting for the sale of Stonewall) is approximately 10 times paid losses. In October 2000, A.M. Best reported its estimate that the property and casualty insurance industry's three year survival ratio was approximately 7.8 times paid losses at December 31, 1999.

      The following table (in millions) is a progression of A&E reserves. The increase in payments beginning in 1999 reflects an acceleration of the settlement process; individual claims were generally paid at projected levels previously recorded as reserve liabilities. During the review of A&E exposures in 1998, $13.8 million in reserves recorded prior to 1998 and not identified as A&E were determined to be A&E reserves. In addition, the allowance for uncollectible reinsurance applicable to ceded A&E reserves was not reflected in these reserves prior to 1998.

                                                                     2000            1999          1998
                                                                     ----            ----          ----
     Reserves at beginning of year                                 $576.7          $625.4        $347.9
       Incurred losses and LAE (a)                                   (1.9)             .1         247.5
       Paid losses and LAE                                          (48.7)          (48.8)        (26.1)
       Reserves transferred with sale of:
         Stonewall                                                 (168.4)            -             -
         Commercial lines                                             -               -           (11.4)
       Reserves not classified as A&E prior to 1998:
         Reserves                                                     -               -            13.8
         Allowance for uncollectible reinsurance
           applicable to ceded A&E reserves                           -               -            53.7
                                                                   ------          ------        ------
     Reserves at end of year, net of
       reinsurance recoverable                                      357.7           576.7         625.4
     Reinsurance recoverable, net of
       allowance                                                    105.7           219.8         240.7
                                                                   ------          ------        ------

     Gross reserves at end of year                                 $463.4          $796.5        $866.1
                                                                   ======          ======        ======

     (a)    Includes a special charge of $214 million in 1998.

ANNUITY AND LIFE OPERATIONS

GENERAL

      AFG's annuity and life operations are conducted through Great American Financial Resources, Inc. ("GAFRI", formerly known as American Annuity Group, Inc.), a holding company which markets retirement products, primarily fixed and variable annuities, and various forms of life and supplemental health insurance through the following major entities which were acquired in the years shown. GAFRI and its subsidiaries employ approximately 1,900 persons.

         Great American Life Insurance Company ("GALIC") - 1992(*)
         Annuity Investors Life Insurance Company ("AILIC") - 1994
         Loyal American Life Insurance Company ("Loyal") - 1995
         Great American Life Assurance Company of Puerto Rico ("GAPR") - 1997 United Teacher Associates Insurance Company ("UTA") - 1999

         (*)    Acquired from Great American Insurance.

      Acquisitions in recent years have supplemented GAFRI's internal growth as the assets of the holding company and its operating subsidiaries have increased from $4.5 billion at the end of 1992 to nearly $8 billion at the end of 2000. Premiums over the last three years were as follows (in millions):

         Insurance Product(*)                 2000      1999       1998
         -----------------                    ----      ----       ----
         Annuities                          $  747      $588       $521
         Life, accident and health             261       126        104
                                            ------      ----       ----
                                            $1,008      $714       $625
                                            ======      ====       ====
         ----------------

         (*) Table does not include premiums of subsidiaries or divisions until their first full year following acquisition or formation. All periods exclude premiums of subsidiaries sold.

      In 1999, GAFRI acquired United Teacher Associates, Consolidated Financial Corporation and Great American Life Insurance Company of New York. UTA provides retired and active teachers with supplemental health products and retirement annuities, and purchases blocks of insurance policies from other insurance companies. Consolidated Financial is an insurance agency that has been one of the top 10 sellers of GAFRI's annuity products. Great American Life Insurance Company of New York was purchased to facilitate GAFRI's entry into the New York State market.

      In 1998, GAFRI sold its Funeral Services division.

ANNUITIES

      GAFRI's principal retirement products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). Annuities are long-term retirement saving instruments that benefit from income accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest or earnings on the policy and pays out a benefit upon death, surrender or annuitization. FPDAs are characterized by premium payments that are flexible in both amount and timing as determined by the policyholder. SPDAs are issued in exchange for a one-time lump-sum premium payment.

      The following table (in millions) presents combined financial information of GAFRI's principal annuity operations.

                                                 2000        1999       1998
                                                 ----        ----       ----
     GAAP Basis
     Total Assets                              $7,052      $6,657     $6,549
     Fixed Annuity Reserves                     5,365       5,349      5,396
     Variable Annuity Reserves                    534         354        120
     Stockholder's Equity                         915         801        862

     Statutory Basis
     Total Assets                              $6,620      $6,493     $6,159
     Fixed Annuity Reserves                     5,536       5,564      5,538
     Variable Annuity Reserves                    534         354        120
     Capital and Surplus                          362         404        350
     Asset Valuation Reserve (a)                   77          67         63
     Interest Maintenance Reserve (a)               3          10         21

     Annuity Receipts:
       Flexible Premium:
         First Year                            $   62      $   55     $   45
         Renewal                                  152         145        149
                                               ------      ------     ------
                                                  214         200        194
       Single Premium                             513         388        327
                                               ------      ------     ------
           Total Annuity Receipts              $  727      $  588     $  521
                                               ======      ======     ======
     ----------------

     (a)    Allocation of surplus.

      Sales of annuities are affected by many factors, including:
(i) competitive annuity products and rates; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments and (viii) general economic conditions. In addition, sales of variable and equity-indexed annuities are affected by the performance of the U.S. and global equity markets. At December 31, 2000, GAFRI had over 285,000 annuity policies in force.

      Annuity contracts are generally classified as either fixed rate (including equity-indexed) or variable. The following table presents premiums by classification:

            Premiums                      2000      1999       1998
            --------                      ----      ----       ----
            Traditional fixed               50%       55%        72%
            Variable                        43        35         17
            Equity-indexed                   7        10         11
                                           ---       ---        ---
                                           100%      100%       100%
                                           ===       ===        ===

      With a traditional fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer subject to any guaranteed minimum interest crediting rates or any guaranteed term in the policy.

      GAFRI seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its fixed rate annuities. GAFRI accomplishes this by: (i) offering crediting rates which it has the option to change; (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. GAFRI designs its products with certain provisions to encourage policyholders to maintain their funds with GAFRI for at least five to ten years. Partly due to these features, annuity surrenders have averaged just over 10% of statutory reserves over the past five years.

      All of GAFRI's traditional fixed rate annuities offer a minimum interest rate guarantee of 3% or 4%; the majority permit GAFRI to change the crediting rate at any time (subject to the minimum guaranteed interest rates). In determining the frequency and extent of changes in the crediting rate, GAFRI takes into account the economic environment and the relative competitive position of its products.

      In addition to traditional fixed rate annuities, GAFRI offers variable and equity-indexed annuities. Industry sales of variable annuities have increased substantially over the last ten years as investors have sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder. Premiums directed to the variable options in policies issued by GAFRI are invested in funds maintained in separate accounts managed by various independent investment managers. GAFRI earns a fee on amounts deposited into variable accounts. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case GAFRI earns a spread on amounts deposited.

      An equity-indexed fixed annuity provides policyholders with a crediting rate tied, in part, to the performance of an existing stock market index while protecting them against the related downside risk through a guarantee of principal. GAFRI purchases call options designed to offset substantially all of the increase in the liabilities associated with equity-indexed annuities.

      Approximately one-fourth of GAFRI's retirement annuity premiums came from California in 1997 through 2000. No other state accounted for more than 10% of premiums.

      GAFRI's FPDAs are sold primarily to employees of not-for-profit and commercial organizations who are eligible to save for retirement through contributions made on a before-tax or after-tax basis. Contributions are made at the discretion of the participants through payroll deductions or through tax-free "rollovers" of funds from other qualified investments. Federal income taxes are not payable on pretax contributions or earnings until amounts are withdrawn.

      Over the past several years, GAFRI's source of new flexible annuity premiums has shifted to variable annuities. In 2000, variable annuities represented over 65% of all first year qualified flexible premiums written by GAFRI compared to just 3% in 1996. Concurrent with this shift in new sales, GAFRI's renewal premiums on fixed rate flexible premium policies have declined steadily over the past 5 years, as policyholders opted for equity-based investments.

      Sales of GAFRI's single premium annuities have increased over the past several years, driven primarily by increased variable annuity sales. In addition to variable annuities, GAFRI has developed new fixed rate products with multi-year guarantee periods and certain features designed to assist the elderly. In 2000, sales of single premium annuities represented 70% of total premiums sold compared to 60% in 1996. Variable annuity sales represented almost half of the total single premium in 2000 compared to 1% in 1996.

      GAFRI distributes its variable annuity products through more than 750 actively producing registered representatives representing approximately 200 broker/dealers. A substantial portion (over one-third in 2000) of GAFRI's variable annuity sales are made through a wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for GAFRI's variable annuity products.

      GAFRI distributes its fixed rate and equity-indexed products primarily through a network of 120 managing general agents (MGA's) who, in turn, direct more than 1,200 actively producing independent agents. In addition, GAFRI offers all of its annuity product lines through financial institutions. Sales of annuities through financial institutions represented over 7% of total annuity premiums in 2000.

LIFE, ACCIDENT AND HEALTH PRODUCTS

      GAFRI offers a variety of life, accident and health products through GALIC's life operations, Loyal, GAPR and UTA. This group produced over $280 million of statutory premiums in 2000. It also had in excess of 500,000 policies and $13 billion face amount of life insurance in force.

      In December 1997, GALIC began offering traditional term, universal and whole life insurance products through national marketing organizations.

      Loyal offers a variety of life and supplemental health insurance products through payroll deduction plans and credit unions. The principal products sold by Loyal include cancer, accidental injury, short-term disability, hospital indemnity, universal life and traditional whole life. Loyal's marketing strategy emphasizes third party sponsorship, including employers and credit unions, to gain access to the ultimate customer utilizing independent agents.

      GAPR sells in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer, credit and group life products are sold through independent agents.

      In October 1999, GAFRI acquired UTA, a provider of supplemental health products and annuities to retired and active teachers. UTA's principal product offerings are annuities and coverage for Medicare supplement, cancer and long-term care.

      In late 1999, GAFRI began offering long-term care products.

SALE OF FUNERAL SERVICES DIVISION

      In 1998, GAFRI sold its Funeral Services division for approximately $165 million in cash. The Funeral Services division provided life insurance and annuities to fund pre-arranged funerals, as well as administrative services for pre-arranged funeral trusts.

INDEPENDENT RATINGS

      GAFRI's principal insurance subsidiaries are rated by Standard & Poor's, A.M. Best and Fitch. In addition, GALIC is rated A3 (good financial security) by Moody's. Such ratings are generally based on items of concern to policyholders and agents and are not directed toward the protection of investors.

                     Standard
                     & Poor's            A.M. Best             Fitch
                     -----------         -------------         ----------------
          GALIC      A+  (Strong)        A  (Excellent)        AA-  (Very high)
          AILIC      A+  (Strong)        A  (Excellent)        AA-  (Very high)
          Loyal      A+  (Strong)        A  (Excellent)        AA-  (Very high)
          GAPR         Not rated         A  (Excellent)          Not rated
          UTA          Not rated         A- (Excellent)          Not rated

      GAFRI believes that the ratings assigned by independent insurance rating agencies are important because potential policyholders often use a company's rating as an initial screening device in considering annuity products. GAFRI believes that a rating in the "A" category by at least one rating agency is necessary to successfully market tax-deferred annuities to public education employees and other not-for-profit groups.

      Although GAFRI believes that its insurance companies' ratings are very stable, those companies' operations could be materially adversely affected by a downgrade in ratings.

COMPETITION

      GAFRI's insurance companies operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders and agents; (v) product design (including interest rates credited and premium rates charged); and (vi) commissions. Since policies are marketed and distributed primarily through independent agents (except at GAPR), the insurance companies must also compete for agents.

      No single insurer dominates the markets in which GAFRI's insurance companies compete. Competitors include (i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions. In a broader sense, GAFRI's insurance companies compete for retirement savings with a variety of financial institutions offering a full range of financial services. Financial institutions have demonstrated a growing interest in marketing investment and savings products other than traditional deposit accounts.

OTHER COMPANIES

      Through subsidiaries, AFG is engaged in a variety of other businesses, including The Golf Center at Kings Island (golf and tennis facility) in the Greater Cincinnati area; commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), Cape Cod (Chatham Bars Inn), Austin (Driskill Hotel), Chesapeake Bay (Skipjack Cove Yachting Resort) and apartments in Lafayette (Louisiana), Louisville, Pittsburgh, St. Paul and Tampa Bay. These operations employ approximately 800 full-time employees.

INVESTMENT PORTFOLIO

GENERAL

      A summary of AFG's December 31, 2000, investment portfolio by business segment follows (excluding investment in equity securities of investee corporations) (in millions).

                                            Carrying and Market Value
                                      --------------------------------------
                                         P&C     Annuity   Other       Total
                                         ---     -------   -----       -----

Cash and short-term investments       $  336      $   88     $15     $   439
Fixed maturities                       4,082       6,080       3      10,165
Other stocks, options and
  warrants                               316          68       1         385
Policy loans                              -          213      -          213 (a)
Real estate and other investments        113         147      14         274 (a)
                                      ------      ------     ---     -------
                                      $4,847      $6,596     $33     $11,476
                                      ======      ======     ===     =======

(a) Policy loans and real estate and other investments are carried at cost. Market values are not readily available.

      The following tables present the percentage distribution and yields of AFG's investment portfolio (excluding investment in equity securities of investee corporations) as reflected in its financial statements.

                                                  2000        1999        1998         1997        1996
                                                  ----        ----        ----         ----        ----
Cash and Short-term Investments                   3.8%         3.5%        2.6%        2.1%        3.9%
Fixed Maturities:
    U.S. Government and Agencies                  4.7          4.9         4.4         5.0         4.1
    State and Municipal                           3.6          2.7         1.2         1.3         1.0
    Public Utilities                              5.5          5.1         6.0         6.8         8.2
    Mortgage-Backed Securities                   22.7         22.0        20.8        21.4        22.2
    Corporate and Other                          51.4         55.3        53.0        52.3        51.5
    Redeemable Preferred Stocks                    .5           .6          .5          .6          .5
                                                -----        -----       -----       -----       -----
                                                 88.4         90.6        85.9        87.4        87.5
    Net Unrealized Gains (Losses) on
      fixed maturities held
      Available for Sale                           .1         (2.1)        3.5         2.5         1.1
                                                -----        -----       -----       -----       -----
                                                 88.5         88.5        89.4        89.9        88.6
Other Stocks, Options and Warrants                3.4          3.7         3.7         3.7         2.8
Policy Loans                                      1.9          1.9         1.9         2.0         2.1
Real Estate and Other Investments                 2.4          2.4         2.4         2.3         2.6
                                                -----        -----       -----       -----       -----
                                                100.0%       100.0%      100.0%      100.0%      100.0%
                                                =====        =====       =====       =====       =====

Yield on Fixed Income Securities:
    Excluding realized gains and losses           7.7%         7.7%        7.8%        7.8%        7.9%
    Including realized gains and losses           7.4%         7.6%        8.0%        7.9%        7.7%

Yield on Stocks:
    Excluding realized gains and losses           5.0%         5.9%        5.4%        5.6%        5.8%
    Including realized gains and losses           3.9%        20.7%       (5.3%)      30.2%       15.1%

Yield on Investments (*):
    Excluding realized gains and losses           7.6%         7.7%        7.8%        7.8%        7.8%
    Including realized gains and losses           7.4%         7.9%        7.8%        8.2%        7.8%

(*)    Excludes "Real Estate and Other Investments".

FIXED MATURITY INVESTMENTS

      Unlike many insurance groups which have portfolios that are invested heavily in tax-exempt bonds, AFG's bond portfolio is invested primarily in taxable bonds. The NAIC assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFG's bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 2000 (dollars in millions).

                                                               Market Value
  NAIC                                      Amortized        ----------------
Rating   Comparable S&P Rating                   Cost          Amount      %
------   ---------------------              ---------        --------     ---

    1    AAA, AA, A                           $ 7,200         $ 7,312      72%
    2    BBB                                    2,087           2,071      20
                                              -------         -------     ---
             Total investment grade             9,287           9,383      92
                                              -------         -------     ---
    3    BB                                       380             365       4
    4    B                                        370             327       3
    5    CCC, CC, C                               100              76       1
    6    D                                         11              14       *
                                              -------         -------     ---
             Total noninvestment grade            861             782       8
                                              -------         -------     ---
             Total                            $10,148         $10,165     100%
                                              =======         =======     ===

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

      CHIQUITA At December 31, 2000, AFG owned 24 million shares of Chiquita common stock representing 36% of its outstanding shares. The carrying value and market value of AFG's investment in Chiquita was $24 million at December 31, 2000. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. In addition to bananas, these products include a wide variety of other fresh fruits and vegetables; fruit and vegetable juices and beverages; processed bananas and other processed fruits and vegetables; private-label and branded canned vegetables; fresh cut and ready-to-eat salads; and edible oil-based consumer products.

      In January 2001, Chiquita announced an initiative to restructure its highly leveraged balance sheet and discontinued making all interest and principal payments on its public debt. If successful, the restructuring would result in the conversion of a significant portion of Chiquita's $862 million of public debt into common equity. Although the intended restructuring would not impact day-to-day operations, it would adversely affect the holders of Chiquita's stock, including AFG. Accordingly, AFG wrote down its investment in Chiquita to quoted market value of $1.00 per share at December 31, 2000.

      OTHER STOCKS AFG's $272 million investment in Provident Financial Group, Inc., a Cincinnati-based commercial banking and financial services company, comprised approximately three-fourths of the equity investments included in "Other stocks" in AFG's Balance Sheet at December 31, 2000.

FOREIGN OPERATIONS

      AFG sells life and supplemental health products in Puerto Rico and property and casualty products in Canada, Mexico, Europe and Asia. In addition, GAFRI has an office in India where employees perform computer programming and certain back office functions. Less than 3% of AFG's revenues and costs and expenses are derived from foreign sources.

REGULATION

      AFG's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed and prior approval of the applicable insurance regulatory authorities generally is required for any such transaction which may be deemed to be material or extraordinary. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2001 from its insurance subsidiaries without seeking regulatory clearance is approximately $160 million.

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

      Most states have created insurance guaranty associations to provide for the payment of claims of insurance companies that become insolvent. Annual assessments for AFG's insurance companies have not been material. In addition, many states have created "assigned risk" plans or similar arrangements to provide state mandated minimum levels of automobile liability coverage to drivers whose driving records or other relevant characteristics make it difficult for them to obtain insurance otherwise. Automobile insurers in those states are required to provide such coverage to a proportionate number of those drivers applying as assigned risks. Premium rates for assigned risk business are established by the regulators of the particular state plan and are frequently inadequate in relation to the risks insured, resulting in underwriting losses. Assigned risks accounted for less than one percent of AFG's net written premiums in 2000.

      The NAIC is an organization which is comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. The NAIC model law for Risk Based Capital applies to both life and property and casualty companies. The risk-based capital formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer's total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called "mandatory control level". At December 31, 2000, the capital ratios of all AFG insurance companies substantially exceeded the risk-based capital requirements.

      Legislation adopted in 1999 substantially eliminated restrictions on affiliations among insurance companies, banks and securities firms. It is too early to predict what impact this legislation will have in the markets in which the insurance companies compete. Another portion of the 1999 legislation obligates insurance companies and other financial services providers to implement programs to protect confidential customer information. AFG does not believe this requirement will have a material impact on its operations.



 ------------------------------------------------------------------------------

                                     ITEM 2

                                   PROPERTIES
                                   ----------

      Subsidiaries of AFG own several buildings in downtown Cincinnati. AFG and its affiliates occupy about three-fourths of the aggregate 660,000 square feet of commercial and office space.

      AFG's insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including Great American's and GAFRI's home offices in Cincinnati. A GAFRI subsidiary owns a 40,000 square foot office building in Austin, Texas, most of which is used by the company for its operations.

      AFG subsidiaries own transferable rights to develop approximately 1.4 million square foot of floor space in the Grand Central Terminal area in New York City. The development rights were derived from ownership of the land upon which the terminal is constructed.

                                     ITEM 3

                                LEGAL PROCEEDINGS
                                -----------------

Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.

      AFG and its subsidiaries are involved in various litigation, most of which arose in the ordinary course of business, including litigation alleging bad faith in dealing with policyholders and challenging certain business practices of insurance subsidiaries. Except for the following, management believes that none of the litigation meets the threshold for disclosure under this Item.

      Reference is made to "Legal Proceedings" in AFG's 1999 Form 10-K and September 30, 2000 Form 10-Q which describe litigation against American Premier by the USX Corporation. All available appeals in the USX litigation have been exhausted and the cases have been dismissed in favor of American Premier.

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

      Great American Life Insurance Company ("GALIC") was named a defendant in purported class action lawsuits (Woodward v. Great American Life Insurance Company, Hamilton County Court of Common Pleas, Case No. A9900587, filed February 2, 1999 and Marshak v. Great American Life Insurance Company, Harris County, Texas filed June 18, 1999). Both cases asserted various claims related to GALIC's interest crediting practices on its fixed rate annuities as well as the annuitization feature on such policies. These cases were settled in exchange for a settlement package which provided benefits of $22 million to the class members. The settlement was approved by the trial court in November 2000. The estimated costs of this settlement were included in the year 2000 results.

      In March 2000, a jury in Dallas, Texas, returned a verdict against GALIC with total damages of $11.2 million. The case (Martin v. Great American Life Insurance Company, 191st District Court of Dallas County, Texas, Case No. 96-04843) was brought by two former agents of GALIC who alleged that GALIC had engaged in fraudulent conduct in connection with the termination of the agency relationship. GALIC believes that the verdict was contrary to both the facts and the law and expects to prevail on appeal.

      UTA was named a defendant in a purported class action lawsuit. (Peggy Berry, et al. v. United Teacher Associates Insurance Company, Travis County District Court, Case No. GN100461, filed February 11, 2001). The complaint seeks unspecified damages based on the alleged misleading disclosure of UTA's interest crediting practices on its fixed rate annuities. GAFRI believes that UTA has meritorious defenses but it is not possible to predict the ultimate outcome.

      In management's opinion, the outcome of the foregoing claims and contingencies will not, individually or in the aggregate, have a material adverse effect on the financial condition of AFG. In making this assessment, management has taken into account previously established loss accruals in its financial statements and probable recoveries from third parties.



------------------------------------------------------------------------------





                                     PART II

                                     ITEM 5

      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      ---------------------------------------------------------------------

Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.

      AFG Common Stock has been listed and traded on the New York Stock Exchange under the symbol AFG. The information presented in the table below represents the high and low sales prices per share reported on the NYSE Composite Tape.

                                  2000                          1999
                          ----------------------      -----------------------
                            High          Low           High            Low
                            ----          ---           ----            ---

       First Quarter      $29          $18 3/8        $43 5/8        $34 1/16
       Second Quarter      29           24 3/8         37 3/8         33
       Third Quarter       26 5/8       23 1/8         35 7/16        26 9/16
       Fourth Quarter      27 3/16      18 11/16       30 1/4         24 1/2

      There were approximately 14,200 shareholders of record of AFG Common Stock at March 1, 2001. In 2000 and 1999, AFG declared and paid quarterly dividends of $.25 per share. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

                                     ITEM 6

                             SELECTED FINANCIAL DATA

      The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).

                                                            2000       1999        1998       1997        1996
                                                            ----       ----        ----       ----        ----
Earnings Statement Data:
-----------------------
Total Revenues                                            $3,817     $3,360      $4,082     $4,026      $4,132
Operating Earnings Before Income Taxes                       110        302         274        380         418
Earnings (Loss) Before Extraordinary Items
  and Accounting Changes                                     (47)       147         125        199         262
Extraordinary Items                                            -         (2)         (1)        (7)        (29)
Cumulative Effect of Accounting Changes                       (9)        (4)          -          -           -
Net Earnings (Loss)                                          (56)       141         124        192         233

Basic Earnings (Loss) Per Common Share (a):
  Earnings (Loss) Before Extraordinary Items and
    Accounting Changes                                     ($.80)     $2.46       $2.04      $ .77       $4.31
  Net Earnings (Loss) Available to Common Shares            (.95)      2.37        2.03        .65        3.84

Diluted Earnings (Loss) Per Common Share (a):
  Earnings (Loss) Before Extraordinary Items
    and Accounting Changes                                 ($.80)     $2.44       $2.01      $ .76       $4.26
  Net Earnings (Loss) Available to Common Shares            (.95)      2.35        2.00        .64        3.79

Cash Dividends Paid Per Share of
  Common Stock                                             $1.00      $1.00       $1.00      $1.00       $1.00

Ratio of Earnings to Fixed Charges (b)                      1.63       3.36        3.22       3.98        4.22

Balance Sheet Data:
------------------
Total Assets                                             $16,416    $16,054     $15,845    $15,755     $15,051
Long-term Debt:
  Holding Companies                                          585        493         415        387         340
  Subsidiaries                                               195        240         177        194         178
Minority Interest                                            508        489         522        513         494
Shareholders' Equity                                       1,549      1,340       1,716      1,663       1,554

(a) Per share results for 1997 are calculated after deducting a premium over stated value on redemption of a subsidiary's preferred stock of $153.3 million.

(b) Fixed charges are computed on a "total enterprise" basis. For purposes of calculating the ratios, "earnings" have been computed by adding to pretax earnings the fixed charges and the minority interest in earnings of subsidiaries having fixed charges and the undistributed equity in losses of investees. Fixed charges include interest (excluding interest on annuity benefits), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor.

                                     ITEM 7

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.

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

      IT INITIATIVE In 1999, AFG initiated an enterprise-wide study of its information technology ("IT") resources, needs and opportunities. The initiative entails extensive effort and costs and has led to substantial changes in the area, which should result in significant cost savings, efficiencies and effectiveness in the future. While the costs (most of which are being expensed) precede the expected savings, management expects benefits to greatly exceed the costs incurred, all of which have been and will be funded through available working capital.

LIQUIDITY AND CAPITAL RESOURCES

RATIOS AFG's debt to total capital ratio (at the parent holding company level) was approximately 25% at December 31, 2000 and 1999.

      AFG's ratio of earnings to fixed charges on a total enterprise basis was
1.63 for the year ended December 31, 2000 compared to 3.36 in 1999 and 3.22 in 1998.

      The National Association of Insurance Commissioners' model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2000, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements (the lowest capital ratio of any AFG subsidiary was 2.1 times its authorized control level RBC; weighted average of all AFG subsidiaries was 5.0 times).

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

      AFC has a revolving credit line with several banks under which it can borrow up to $300 million until December 31, 2002. This credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At December 31, 2000, there was $178 million borrowed under the line.

      In December 2000, AFG issued 8.3 million shares of Common Stock, using the $155 million in net cash proceeds to make capital contributions to its property and casualty operations. In April 1999, AFG issued $350 million principal amount of 7-1/8% senior debentures due 2009, using the proceeds to retire outstanding holding company public debt and borrowings under AFC's credit line. All debentures issued by the parent holding companies and GAFRI are rated investment grade by three nationally recognized rating agencies. Under a currently effective shelf registration statement, AFG can issue up to an aggregate of approximately $340 million in additional common stock, debt or trust securities. The shelf registration provides AFG with greater flexibility to access the capital markets from time to time as market and other conditions permit.

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

      For statutory accounting purposes, equity securities are generally carried at market value. At December 31, 2000, AFG's insurance companies owned publicly traded equity securities with a market value of $1.1 billion, including equity securities of AFG affiliates (including subsidiaries) of $.7 billion. Since significant amounts of these are concentrated in a relatively small number of companies, decreases in the market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in the market prices could have a favorable impact on the group's dividend-paying capability.

      Under tax allocation agreements with AFC, its 80%-owned U.S. subsidiaries generally compute tax provisions as if filing separate returns based on book taxable income computed in accordance with generally accepted accounting principles. The resulting provision (or credit) is currently payable to (or receivable from) AFC.

UNCERTAINTIES

      LITIGATION Great American's liability for unpaid losses and loss adjustment expenses includes amounts for various liability coverages related to environmental, hazardous product and other mass tort claims. At December 31, 2000, Great American had recorded $463 million (before reinsurance recoverables of $106 million) for such claims on policies written many years ago where, in most cases, coverage was never intended. Due to inconsistent court decisions on many coverage issues and the difficulty in determining standards acceptable for cleaning up pollution sites, significant uncertainties exist which are not likely to be resolved in the near future.

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

      The following table provides information about AFG's fixed maturity investments at December 31, 2000 and 1999, that are sensitive to interest rate risk. The table shows principal cash flows (in millions) and related weighted average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-backed securities ("MBSs") and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

                     December 31, 2000                      December 31, 1999
                     -----------------                    --------------------
                    Principal                              Principal
                   Cash Flows     Rate                    Cash Flows      Rate
                   ----------     ----                    ----------      ----
      2001          $   494.2     8.46%       2000         $   618.2      7.83%
      2002              673.4     7.60        2001             622.6      8.69
      2003            1,406.6     7.74        2002             848.4      8.14
      2004              835.6     8.01        2003           1,267.6      7.65
      2005            1,142.1     7.46        2004             999.2      7.73
      Thereafter      5,737.0     7.41        Thereafter     5,871.0      7.50
                    ---------                              ---------

      Total         $10,288.9     7.57%                    $10,227.0      7.69%
                    =========                              =========

      Fair Value    $10,164.6                              $ 9,862.2
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

      Included in "Other stocks" at December 31, 2000 were warrants (valued at $10.1 million) to purchase common stock of various companies. Under Statement of Financial Accounting Standards ("SFAS") No. 133, which was adopted as of October 1, 2000, these warrants are generally considered derivatives and marked to market through current earnings as realized gains and losses. Realized gains (losses) on sales of securities includes $1.5 million in gains recognized during the fourth quarter of 2000 to adjust the carrying value of these warrants to market value at December 31, 2000.

      ANNUITY CONTRACTS Substantially all of GAFRI's fixed rate annuity contracts permit GAFRI to change crediting rates (subject to minimum interest rate guarantees of 3% to 4% per annum) enabling management to react to changes in market interest rates and maintain an adequate spread. Projected payments (in millions) in each of the subsequent five years and for all years thereafter on GAFRI's fixed annuity liabilities at December 31 were as follows.

                                                                                              Fair
                 First    Second    Third    Fourth    Fifth    Thereafter       Total       Value
                 -----    ------    -----    ------    -----    ----------      ------      ------
        2000      $700      $610     $530      $480     $470        $2,754      $5,544      $5,426
        1999       690       620      550       490      440         2,730       5,520       5,371

      Nearly half of GAFRI's fixed annuity liabilities at December 31, 2000, were two-tier in nature in that policyholders can receive a higher amount if they annuitize rather than surrender their policy, even if the surrender period has expired. Current stated crediting rates on GAFRI's principal fixed annuity products range from 3% on equity-indexed annuities (before any equity participation) to over 8% on certain new policies (including first year bonus amounts). GAFRI estimates that its effective weighted average crediting rate over the next five years will approximate 5%. This rate reflects actuarial assumptions as to (i) deaths, (ii) the number of policyholders who annuitize and receive higher credited amounts and (iii) the number of policyholders who surrender. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

      GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities due to an increase in the market index will be substantially offset by unrealized gains on the call options. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Annuity benefits includes a charge of $.2 million during the fourth quarter of 2000 to adjust these derivatives to market at December 31, 2000.

      DEBT AND PREFERRED SECURITIES The following table shows scheduled principal payments (in millions) on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter.

                       December 31, 2000                     December 31, 1999
                       -----------------                    ------------------
                       Scheduled                            Scheduled
                       Principal                            Principal
                        Payments   Rate                      Payments     Rate
                       ---------   ----                     ---------     ----
           2001           $  2.9   6.74%        2000          $ 26.9      9.96%
           2002              4.7   6.86         2001             *
           2003              *                  2002             *
           2004             14.2   8.38         2003             *
           2005              9.7   9.16         2004            14.2      8.38
           Thereafter      509.6   7.14         Thereafter     517.4      7.16
                          ------                              ------

           Total          $542.2   7.20%                      $562.5      7.32%
                          ======                              ======

           Fair Value     $496.3                              $520.4
                          ======                              ======

           (*) Less than $2 million.

      At December 31, 2000 and 1999, respectively, AFG and its subsidiaries had $239 million and $171 million in variable-rate debt maturing primarily in 2002 and 2004. The weighted average interest rate on AFG's variable-rate debt was 7.10% at December 31, 2000 compared to 6.82% at December 31, 1999. There were $317 million and $320 million of subsidiary trust preferred securities outstanding at December 31, 2000 and 1999, none of which are scheduled for maturity or mandatory redemption during the next five years; the weighted average interest rate on these securities was 8.65% at December 31, 2000 and 8.66% at December 31, 1999.

INVESTMENTS Approximately two-thirds of AFG's consolidated assets are invested in marketable securities. A diverse portfolio of primarily publicly traded bonds and notes accounts for over 95% of these securities. AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance. AFG's goal is to maximize return on an ongoing basis rather than focusing on short-term performance.

      Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2000, the average life of AFG's fixed maturities was about 6 years.

      Approximately 92% of the fixed maturities held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 2000. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

      Investments in MBSs represented approximately one-fourth of AFG's fixed maturities at December 31, 2000. AFG invests primarily in MBSs which have a reduced risk of prepayment. In addition, the majority of MBSs held by AFG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will mitigate the effect of prepayments on earnings over the anticipated life of the MBS portfolio. Over 90% of AFG's MBSs are rated "AAA" with substantially all being of investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, AFG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

      Individual portfolio securities are sold creating gains or losses as market opportunities exist. Pretax capital gains (losses) recognized upon disposition of securities, including investees, during the past five years have been: 2000 - ($27 million); 1999 - $20 million; 1998 - $16 million; 1997 - $57 million and 1996 - $166 million. At December 31, 2000, AFG had a net unrealized gain on fixed maturities of $16.3 million (before income taxes). The net unrealized gain on equity securities was $210.4 million (before income taxes) at that same date.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 2000

GENERAL Operating earnings before income taxes were $110 million in 2000, $302 million in 1999 and $274 million in 1998. Results for 1998 include a pretax charge of $214 million for reserve strengthening relating to asbestos and other environmental matters ("A&E") and $159 million of pretax gains on sales of subsidiaries.

      Pretax operating earnings for 2000 were 64% lower than those of 1999 due primarily to a decline in property and casualty underwriting results (including a $35 million charge for reserve strengthening in the California workers' compensation business), special litigation charges and lower realized gains, partially offset by $23 million in income from the sale of certain lease rights.

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

      Many investors and analysts focus on "core earnings" of companies, setting aside certain items included in net earnings. Such "core earnings" for AFG, consisting of net earnings (loss) adjusted to exclude: (i) realized gains (losses), (ii) equity in investee losses, (iii) extraordinary items, and (iv) accounting changes, were $42.3 million ($.71 per share, diluted) in 2000 compared to $150.4 million ($2.50 per share) in 1999 and $162 million ($2.60 per share) in 1998.

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

      The Specialty group includes a highly diversified group of business lines. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, fidelity and surety bonds, collateral protection, and umbrella and excess coverages.

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

      Underwriting results of AFG's insurance operations outperformed the industry average for the fifteenth consecutive year (excluding the special $214 million A&E charge in 1998). AFG's insurance operations have been able to exceed the industry's results by focusing on growth opportunities in the more profitable areas of the specialty and nonstandard auto businesses.

      Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                    2000      1999      1998
                                                    ----      ----      ----
     Net Written Premiums (GAAP)
     ---------------------------
     Personal                                     $1,311    $1,154    $1,279
     Specialty                                     1,324     1,111     1,312(*)
     Other Lines                                       3        (2)       18
                                                  ------    ------    ------
                                                  $2,638    $2,263    $2,609
                                                  ======    ======    ======

     Combined Ratios (GAAP)
     ----------------------
     Personal                                      108.6%    100.7%     97.3%
     Specialty                                     107.9     102.7     105.0
     Aggregate (including A&E and other lines)     108.0%    102.0%    110.7%

     (*) Includes $232 million for the 1998 year generated by the Commercial lines sold.

      SPECIAL 1998 A&E CHARGE Under the agreement covering the sale of its Commercial lines division in 1998, AFG retained liabilities for certain A&E exposures. Prompted by this retention and as part of the continuing process of monitoring reserves, AFG began a thorough study of its A&E exposures. AFG's study was reviewed by independent actuaries who used state of the art actuarial techniques that have wide acceptance in the industry. The methods used involved sampling and statistical modeling incorporating external databases that supplement the internal information. AFG recorded a fourth quarter charge of $214 million increasing A&E reserves at December 31, 1998, to approximately $866 million (before deducting reinsurance recoverables of $241 million).

      PERSONAL The Personal group's increase in net written premiums for 2000 reflects firming market prices in the nonstandard auto market and expanded writings in certain private passenger automobile markets. These items were partially offset by the expected decline in volume caused by rate increases implemented throughout 2000. The combined ratio for 2000 increased due to (i) increased auto claim frequency and severity (particularly in medical and health related costs), (ii) the impact of a very competitive pricing environment on policies written during 1999 and early 2000 and (iii) increased underwriting expenses associated with the direct and Internet marketing initiatives. In an effort to alleviate increasing losses, AFG implemented rate increases averaging approximately 13% in 2000. The full impact of these rate actions on earnings should take effect in 2001. AFG expects rate increases in excess of 10% in this business in 2001.

      The Personal group's net written premiums for 1999 include $71 million in net premiums written by Worldwide since its acquisition in April. The decrease in written premiums reflects continuing strong price competition in the private passenger automobile market. The combined ratio for 1999 increased as loss and underwriting expenses declined at a slower rate than premiums.

      SPECIALTY The Specialty group's increase in net written premiums reflects the effect of (i) the January 2000 termination of reinsurance agreements relating to the California workers' compensation business which were in effect throughout 1999, (ii) rate increases in certain casualty markets (particularly California workers' compensation) and (iii) the realization of growth opportunities in certain commercial markets. Excluding the impact of the terminated reinsurance agreements, net written premiums were up approximately 14% for 2000.

      In response to continuing losses in the California workers' compensation business, rate increases implemented for this business averaged 25% in 2000 and will likely be in excess of 40% on renewals in the first quarter of 2001. Rate increases implemented in the other specialty operations averaged 12% in 2000 and are expected to be around 15% in the first quarter of 2001.

      Due primarily to adverse development in prior year losses, AFG recorded a $35 million pretax charge in the third quarter of 2000 to strengthen loss reserves in its California workers' compensation business. The combined ratio for 2000 reflects this reserve strengthening (a combined ratio effect of 2.9 points) and the effect of a highly competitive pricing environment on policies written during 1999.

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

LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS Life, accident and health premiums and benefits increased in 2000 and 1999 (excluding Funeral Services division sold in 1998) due primarily to the acquisition of United Teacher Associates in October 1999 and increased sales of traditional life insurance by GALIC's life operations.

START-UP MANUFACTURING BUSINESSES AFG's pretax operating earnings for 2000 include losses of $6.7 million from two start-up manufacturing businesses acquired in 2000 from their former owners. AFG sold the equity interests in these businesses in the fourth quarter of 2000 for a nominal cash consideration plus warrants to repurchase a significant ownership interest. Beginning in the fourth quarter of 2000, AFG's equity in the results of operations of these businesses is included in investee earnings. Loans outstanding to these businesses totaled $61.5 million at December 31, 2000. Because AFG retains the financial risk in these businesses, it will continue accounting for their operations on the equity method. The businesses are expected to reach "break-even" by the latter part of 2001.

INVESTMENT INCOME Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Investment income decreased 4% in 1999 compared to 1998 due primarily to the transfer of investment assets in connection with the sales of the Commercial lines division and Funeral Services division in 1998, partially offset by the effect of the purchases of Worldwide and United Teacher Associates in 1999.

GAIN ON SALE OF OTHER INVESTMENTS In September 2000, GAFRI realized a $27.2 million pretax gain on the sale of its minority ownership in a company engaged in the production of ethanol. GAFRI's investment was repurchased by the ethanol company which, following the purchase, became wholly-owned by AFG's Chairman.

GAIN ON SALE OF INVESTEE The gain on sale of investee in 1998 represents pretax gains to AFG as a result of Chiquita's public issuance of shares of its common stock.

GAINS ON SALES OF SUBSIDIARIES In 2000, AFG recognized (i) a $25 million pretax gain representing an earn-out related to the 1998 sale of its Commercial lines division, (ii) a $10.3 million pretax loss (including post closing adjustments) on the sale of Stonewall Insurance Company and (iii) a $10.7 million pretax loss related to the pending sale of its Japanese division. In connection with the sale of the Japanese division, a gain of approximately $21 million on ceded insurance will be deferred and subsequently recognized over the estimated settlement period (weighted average of 4 years) of the claims ceded.

      The gains on sales of subsidiaries in 1998 include (i) a pretax gain of $152.6 million on the sale of the Commercial lines division, (ii) a pretax gain of $21.6 million on GAFRI's sale of its Funeral Services division and (iii) a charge of $15.5 million relating to the disposal of other operations.

REAL ESTATE OPERATIONS AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's statement of operations as shown below (in millions).

                                                    2000     1999      1998
                                                    ----     ----      ----
         Other income                              $95.9    $87.4    $103.4
         Other operating and general expenses       65.6     62.5      56.8
         Interest charges on borrowed money          2.6      2.8       3.4
         Minority interest expense, net              1.5      2.0       3.6

      Other income includes net pretax gains on the sale of real estate assets of $12.4 million in 2000, $15.2 million in 1999 and $34.6 million in 1998.

OTHER INCOME

      2000 COMPARED TO 1999 Other income increased $78.4 million (45%) in 2000 due primarily to increased fee income generated by certain insurance operations, income from the sale of lease rights and lease residuals and increased revenues from real estate operations.

      1999 COMPARED TO 1998 Other income increased $5.5 million (3%) in 1999 as increased fee income generated by certain insurance operations more than offset a decrease in income from the sale of real estate assets and lease residuals.

ANNUITY BENEFITS For GAAP financial reporting purposes, annuity receipts are accounted for as interest-bearing deposits ("annuity benefits accumulated") rather than as revenues. Under these contracts, policyholders' funds are credited with interest on a tax-deferred basis until withdrawn by the policyholder. Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The rate at which GAFRI credits interest on most of its annuity policyholders' funds is subject to change based on management's judgment of market conditions. As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. While GAFRI believes the interest rate and stock market environment over the last several years has contributed to an increase in annuitizations and surrenders, the company's persistency rate remains approximately 90%.

INTEREST ON BORROWED MONEY Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFG has generally financed its borrowings on a long-term basis which has resulted in higher current costs. Interest expense increased in both 2000 and 1999 due to higher average indebtedness, partially offset in 1999 by lower average interest rates on AFG's borrowings.

OTHER OPERATING AND GENERAL EXPENSES

      2000 COMPARED TO 1999 Other operating and general expenses for 2000 include second quarter charges of $32.5 million related to an agreement to settle a lawsuit against a GAFRI subsidiary and $8.8 million for an adverse California Supreme Court ruling against an AFG property and casualty subsidiary. Excluding these litigation charges, other operating and general expenses increased $56.1 million (14%) primarily due to the inclusion of the operations of UTA following its acquisition in October 1999 and increased expenses from certain start-up operations.

      1999 COMPARED TO 1998 Other operating and general expenses increased $22.8 million (6%) as GAFRI's $10 million realignment charge and increased expenses from start-up insurance services subsidiaries and real estate operations more than offset a decrease in franchise taxes, a decrease in amortization of annuity and life acquisition costs related to the Funeral Services division sold and a decrease in Year 2000 costs.

      During 1999 and 1998, AFG expensed approximately $23 million and $27 million, respectively, to successfully ensure that its systems would function properly in the year 2000 and beyond. Because a significant portion of the Year 2000 Project was completed using internal staff, these costs do not represent solely incremental costs.

INCOME TAXES See Note J to the Financial Statements for an analysis of items affecting AFG's effective tax rate.

INVESTEE CORPORATIONS Equity in net losses of investee corporations includes AFG's proportionate share of the results of Chiquita Brands International. Chiquita reported net losses attributable to common shareholders of $112 million, $75.5 million and $35.5 million in 2000, 1999 and 1998, respectively.

      Equity in net losses of investees for 2000 includes a $95.7 million pretax charge to writedown AFG's investment in Chiquita to a market value of approximately $1 per share. Chiquita's results for 2000 include $20 million in charges and writedowns of production and sourcing assets in its Fresh Produce operations.

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

      In 2000, equity in losses of investee corporations also includes $4.1 million in losses of two start-up manufacturing businesses.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE In October 2000, AFG implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recognized in the balance sheet at fair value and that the initial effect of recognizing derivatives at fair value be reported as a cumulative effect of a change in accounting principle. Accordingly, AFG recorded a charge of $9.1 million (net of minority interest and taxes) to record its derivatives at fair value at the beginning of the fourth quarter of 2000.

      In the first quarter of 1999, GAFRI implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires that costs of start-up activities be expensed as incurred and that unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFG expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes) in the first quarter of 1999.

RECENT ACCOUNTING STANDARDS The following accounting standards have been implemented by AFG in 1999 or 2000. The implementation of these standards is discussed under various subheadings of Note A to the Financial Statements; effects of each are shown in the relevant Notes.

     Accounting
     Standard      Subject of Standard (Year Implemented)    Reference
     ----------    --------------------------------------    ---------
     SOP 98-5      Start-up Costs (1999)                     "Start-up Costs"
     SFAS #133     Derivatives (2000)                        "Derivatives"

      Other standards issued in recent years did not apply to AFG or had only negligible effects on AFG.

      In February 2001, the Financial Accounting Standards Board issued a proposal to eliminate the amortization of goodwill and require that goodwill be tested for impairment. Other operating and general expenses include goodwill amortization of $17.2 million in 2000, $14.3 million in 1999 and $11.9 million in 1998. The carrying value of AFG's goodwill at December 31, 2000, was $319 million. The proposal requires that an initial assessment for impairment be performed for all existing reporting units with goodwill within six months of adoption. Management has not determined the impact of such assessment.

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


                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

                                                                         Page
                                                                         ----

Report of Independent Auditors                                            F-1

Consolidated Balance Sheet:
      December 31, 2000 and 1999                                          F-2

Consolidated Statement of Operations:
      Years ended December 31, 2000, 1999 and 1998                        F-3

Consolidated Statement of Changes in Shareholders' Equity
      Years ended December 31, 2000, 1999 and 1998                        F-4

Consolidated Statement of Cash Flows:
      Years ended December 31, 2000, 1999 and 1998                        F-5

Notes to Consolidated Financial Statements                                F-6


"Selected Quarterly Financial Data" has been included in Note M to the Consolidated Financial Statements.


Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.


------------------------------------------------------------------------------

                                    PART III

      The information required by the following Items will be included in AFG's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year and is incorporated herein by reference.


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


      ITEM 12    Security Ownership of Certain Beneficial Owners and Management
                 --------------------------------------------------------------


      ITEM 13    Certain Relationships and Related Transactions
                 ----------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
American Financial Group, Inc.

We have audited the accompanying consolidated balance sheet of American Financial Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                              ERNST & YOUNG LLP


Cincinnati, Ohio
February 9, 2001

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                                       December 31,
                                                             ---------------------------------
                                                                    2000                  1999
                                                                    ----                  ----
Assets:
 Cash and short-term investments                             $   438,670           $   390,630
 Investments:
  Fixed maturities - at market
   (amortized cost - $10,148,348 and $10,101,105)             10,164,648             9,862,205
  Other stocks - at market
   (cost - $174,959 and $229,201)                                385,359               409,701
  Investment in investee corporations                             23,996               159,984
  Policy loans                                                   213,469               217,171
  Real estate and other investments                              273,994               269,032
                                                             -----------           -----------
      Total investments                                       11,061,466            10,918,093

 Recoverables from reinsurers and prepaid
  reinsurance premiums                                         1,845,171             2,105,818
 Agents' balances and premiums receivable                        700,215               656,924
 Deferred acquisition costs                                      763,097               660,672
 Other receivables                                               240,731               223,753
 Variable annuity assets (separate accounts)                     533,655               354,371
 Prepaid expenses, deferred charges and other assets             513,616               411,742
 Cost in excess of net assets acquired                           318,920               332,072
                                                             -----------           -----------
                                                             $16,415,541           $16,054,075
                                                             ===========           ===========
Liabilities and Capital:
 Unpaid losses and loss adjustment expenses                  $ 4,515,561           $ 4,795,449
 Unearned premiums                                             1,414,492             1,325,766
 Annuity benefits accumulated                                  5,543,683             5,519,528
 Life, accident and health reserves                              599,360               520,644
 Long-term debt:
  Holding companies                                              584,869               492,923
  Subsidiaries                                                   195,087               239,733
 Variable annuity liabilities (separate accounts)                533,655               354,371
 Accounts payable, accrued expenses and other
  liabilities                                                    972,271               976,413
                                                             -----------           -----------
      Total liabilities                                       14,358,978            14,224,827

 Minority interest                                               508,033               489,270

 Shareholders' Equity:
  Common Stock, no par value
    - 200,000,000 shares authorized
    - 67,410,091 and 58,419,952 shares outstanding                67,410                58,420
  Capital surplus                                                898,066               742,220
  Retained earnings                                              442,454               557,538
  Unrealized gain (loss) on marketable
    securities, net                                              140,600               (18,200)
                                                             -----------           -----------
      Total shareholders' equity                               1,548,530             1,339,978
                                                             -----------           -----------

                                                             $16,415,541           $16,054,075
                                                             ===========           ===========


See notes to consolidated financial statements.

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                                   Year ended December 31,
                                                          -------------------------------------------
                                                                2000             1999            1998
                                                                ----             ----            ----
Income:
  Property and casualty insurance premiums                $2,494,892       $2,210,819      $2,698,738
  Life, accident and health premiums                         230,441          119,160         165,485
  Investment income                                          834,288          835,375         874,018
  Realized gains (losses) on sales of:
    Securities                                               (26,581)          20,152           6,275
    Investee                                                    -                -              9,420
    Subsidiaries                                               4,032             -            158,673
    Other investments                                         27,230             -               -
  Other income                                               253,025          174,601         169,120
                                                          ----------       ----------      ----------
                                                           3,817,327        3,360,107       4,081,729

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses                    1,961,538        1,588,651       2,215,283
    Commissions and other underwriting expenses              735,241          665,109         772,917
  Annuity benefits                                           278,927          262,632         261,666
  Life, accident and health benefits                         175,174           86,439         131,652
  Interest charges on borrowed money                          67,642           63,672          57,682
  Other operating and general expenses                       488,912          391,543         368,779
                                                          ----------       ----------      ----------
                                                           3,707,434        3,058,046       3,807,979
                                                          ----------       ----------      ----------
Operating earnings before income taxes                       109,893          302,061         273,750
Provision for income taxes                                    29,041           98,198          94,067
                                                          ----------       ----------      ----------

Net operating earnings                                        80,852          203,863         179,683

Minority interest expense, net of tax                        (35,366)         (39,085)        (45,935)
Equity in net losses of investees, net of tax                (92,449)         (17,783)         (8,578)
                                                          ----------       ----------      ----------
Earnings (loss) before extraordinary items
  and accounting changes                                     (46,963)         146,995         125,170
Extraordinary items - loss on prepayment of debt                -              (1,701)           (770)
Cumulative effect of accounting changes                       (9,072)          (3,854)           -
                                                          ----------       ----------      ----------

Net Earnings (Loss)                                      ($   56,035)      $  141,440      $  124,400
                                                          ==========       ==========      ==========

Basic earnings (loss) per Common Share:
  Before extraordinary items and
    accounting changes                                         ($.80)           $2.46           $2.04
  Loss on prepayment of debt                                     -               (.03)           (.01)
  Cumulative effect of accounting changes                       (.15)            (.06)            -
                                                                ----            -----           -----
  Net earnings (loss) available to Common Shares               ($.95)           $2.37           $2.03
                                                                ====            =====           =====

Diluted earnings (loss) per Common Share:
  Before extraordinary items and
    accounting changes                                         ($.80)           $2.44           $2.01
  Loss on prepayment of debt                                     -               (.03)           (.01)
  Cumulative effect of accounting changes                       (.15)            (.06)            -
                                                                ----            -----           -----
  Net earnings (loss) available to Common Shares               ($.95)           $2.35           $2.00
                                                                ====            =====           =====

Average number of Common Shares:
  Basic                                                       58,905           59,732          61,222
  Diluted                                                     59,074           60,210          62,185

Cash dividends per Common Share                                $1.00            $1.00           $1.00


See notes to consolidated financial statements.

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars In Thousands)

                                                              Common Stock                          Unrealized
                                                   Common      and Capital        Retained         Gain (Loss)
                                                   Shares          Surplus        Earnings       on Securities             Total
                                               ----------     ------------        --------       -------------        ----------
Balance at December 31, 1997                   61,048,904         $836,738        $477,071         $348,900           $1,662,709


Net earnings                                         -                -            124,400             -                 124,400
Change in unrealized                                 -                -               -               8,600                8,600
                                                                                                                      ----------
  Comprehensive income                                                                                                   133,000

Dividends on Common Stock                            -                -            (61,222)            -                 (61,222)
Shares issued:
  Exercise of stock options                       296,416            8,288            -                -                   8,288
  Dividend reinvestment plan                       11,021              432            -                -                     432
  Employee stock purchase plan                     68,177            2,689            -                -                   2,689
  Retirement plan contributions                    44,035            1,783            -                -                   1,783
  Portion of bonuses paid in stock                 20,300              816            -                -                     816
  Directors fees paid in stock                      2,280               90            -                -                      90
Shares repurchased                               (562,811)          (7,768)        (13,221)            -                 (20,989)
Tax effect of intercompany dividends                 -             (11,703)           -                -                 (11,703)
Other                                                -                 284            -                -                     284
                                               ----------         --------        --------         --------           ----------

Balance at December 31, 1998                   60,928,322         $831,649        $527,028         $357,500           $1,716,177
                                               ==========         ========        ========         ========           ==========


Net earnings                                         -                -            141,440             -              $  141,440
Change in unrealized                                 -                -               -            (375,700)            (375,700)
                                                                                                                      ----------
  Comprehensive income (loss)                                                                                           (234,260)

Dividends on Common Stock                            -                -            (59,754)            -                 (59,754)
Shares issued:
  Exercise of stock options                        79,762            2,200            -                -                   2,200
  Dividend reinvestment plan                        6,099              222            -                -                     222
  Employee stock purchase plan                     63,794            2,136            -                -                   2,136
  Retirement plan contributions                    57,888            2,171            -                -                   2,171
  Portion of bonuses paid in stock                 38,640            1,439            -                -                   1,439
  Directors fees paid in stock                      2,683               90            -                -                      90
Shares repurchased                             (2,757,236)         (37,726)        (51,176)            -                 (88,902)
Tax effect of intercompany dividends                 -              (6,400)           -                -                  (6,400)
Other                                                -               4,859            -                -                   4,859
                                               ----------         --------        --------         --------           ----------

Balance at December 31, 1999                   58,419,952         $800,640        $557,538        ($ 18,200)          $1,339,978
                                               ==========         ========        ========         ========           ==========

Net earnings (loss)                                  -                -            (56,035)            -             ($   56,035)
Change in unrealized                                 -                -               -             158,800              158,800
                                                                                                                      ----------
  Comprehensive income                                                                                                   102,765

Dividends on Common Stock                            -                -            (58,571)            -                 (58,571)
Shares issued:
  Public offering                               8,337,500          154,783            -                -                 154,783
  Exercise of stock options                        68,523            1,376            -                -                   1,376
  Dividend reinvestment plan                      285,694            5,731            -                -                   5,731
  Employee stock purchase plan                     70,621            1,694            -                -                   1,694
  Retirement plan contributions                   274,716            6,242            -                -                   6,242
  Portion of bonuses paid in stock                   -                -               -                -                    -
  Directors fees paid in stock                      3,813               96            -                -                      96
Shares repurchased                                (50,728)            (695)           (656)            -                  (1,351)
Tax effect of intercompany dividends                 -              (6,400)           -                -                  (6,400)
Repurchase of trust preferred securities             -                -                178             -                     178
Other                                                -               2,009            -                -                   2,009
                                               ----------         --------        --------         --------           ----------

Balance at December 31, 2000                   67,410,091         $965,476        $442,454         $140,600           $1,548,530
                                               ==========         ========        ========         ========           ==========


See notes to consolidated financial statements.

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                      Year ended December 31,
                                                             ----------------------------------------------
                                                                    2000              1999             1998
                                                                    ----              ----             ----
Operating Activities:
  Net earnings (loss)                                        ($   56,035)       $  141,440       $  124,400
  Adjustments:
    Extraordinary items                                             -                1,701              770
    Cumulative effect of accounting changes                        9,072             3,854             -
    Equity in net losses of investees                             92,449            17,783            8,578
    Depreciation and amortization                                117,388            94,984          106,041
    Annuity benefits                                             278,927           262,632          261,666
    Changes in reserves on assets                                  3,795            (8,285)          14,020
    Realized gains on investing activities                       (25,173)          (37,988)        (205,659)
    Deferred annuity and life policy acquisition
      costs                                                     (146,686)         (119,382)        (117,202)
    Decrease (increase) in reinsurance and
      other receivables                                           70,433          (112,558)        (439,183)
    Decrease (increase) in other assets                          (87,501)           58,404           (5,575)
    Increase in insurance claims and reserves                    189,587           112,721          480,052
    Increase (decrease) in other liabilities                     (14,604)          (50,590)         158,523
    Increase in minority interest                                  4,957            11,112            5,731
    Dividends from investees                                        -                4,799            4,799
    Other, net                                                     4,856             8,588           (8,970)
                                                              ----------        ----------       ----------
                                                                 441,465           389,215          387,991
                                                              ----------        ----------       ----------
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                                (1,635,578)       (2,049,536)      (2,155,192)
    Equity securities                                            (45,800)          (80,624)         (78,604)
    Subsidiaries                                                    -             (285,971)         (30,325)
    Real estate, property and equipment                          (88,371)          (74,063)         (66,819)
  Maturities and redemptions of fixed maturity
    investments                                                  689,691         1,047,169        1,248,775
  Sales of:
    Fixed maturity investments                                   810,942         1,226,111          795,520
    Equity securities                                             84,147           100,076           28,850
    Investees and subsidiaries                                    30,694              -             164,589
    Real estate, property and equipment                           30,150            31,354           53,962
  Cash and short-term investments of acquired
    (former) subsidiaries, net                                  (132,163)           54,331          (21,141)
  Decrease (increase) in other investments                         5,637            21,439          (15,135)
                                                              ----------        ----------       ----------
                                                                (250,651)           (9,714)         (75,520)
                                                              ----------        ----------       ----------

Financing Activities:
  Fixed annuity receipts                                         496,742           446,430          480,572
  Annuity surrenders, benefits and withdrawals                  (731,856)         (698,281)        (688,226)
  Net transfers from fixed to variable annuities                 (50,475)          (19,543)          (4,708)
  Additional long-term borrowings                                182,462           614,638          262,537
  Reductions of long-term debt                                  (141,577)         (478,657)        (251,837)
  Issuances of Common Stock                                      157,295             3,459           10,236
  Repurchases of Common Stock                                       -              (88,597)         (20,651)
  Repurchases of trust preferred securities                       (2,479)           (5,509)            -
  Cash dividends paid                                            (52,886)          (59,532)         (60,790)
                                                              ----------        ----------       ----------
                                                                (142,774)         (285,592)        (272,867)
                                                              ----------        ----------       ----------

Net Increase in Cash and Short-term Investments                   48,040            93,909           39,604

Cash and short-term investments at beginning of
  period                                                         390,630           296,721          257,117
                                                              ----------        ----------       ----------

Cash and short-term investments at end of period              $  438,670        $  390,630       $  296,721
                                                              ==========        ==========       ==========


See notes to consolidated financial statements.

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                 INDEX TO NOTES
                                 --------------

A. Accounting Policies                          H. Minority Interest
B. Acquisitions and Sales of Subsidiaries       I. Shareholders' Equity
   and Investees                                J. Income Taxes
C. Segments of Operations                       K. Extraordinary Items
D. Investments                                  L. Commitments and Contingencies
E. Investment in Investee Corporations          M. Quarterly Operating Results
F. Cost in Excess of Net Assets Acquired        N. Insurance
G. Long-Term Debt                               O. Additional Information
--------------------------------------------------------------------------------

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

      Due to Chiquita's announced intention to pursue a plan to restructure its public debt, AFG wrote down its investment in Chiquita common stock to market value at December 31, 2000, and may suspend accounting for Chiquita under the equity method pending resolution of the current uncertainty.

      COST IN EXCESS OF NET ASSETS ACQUIRED The excess of cost of subsidiaries and investees over AFG's equity in the underlying net assets ("goodwill") is being amortized over periods of 20 to 40 years. In February 2001, the Financial Accounting Standards Board issued a proposal to eliminate the amortization of goodwill and require that goodwill be tested for impairment.

      INSURANCE As discussed under "Reinsurance" below, unpaid losses and loss adjustment expenses and unearned premiums have not been reduced for reinsurance recoverable. To the extent that unrealized gains (losses) from securities classified as "available for sale" would result in adjustments to deferred acquisition costs and policyholder liabilities had those gains (losses) actually been realized, such balance sheet amounts are adjusted, net of deferred taxes.
                                       F-6

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

            DEFERRED ACQUISITION COSTS Policy acquisition costs (principally commissions, premium taxes and other underwriting expenses) related to the production of new business are deferred ("DPAC"). For the property and casualty companies, DPAC is limited based upon recoverability without any consideration for anticipated investment income and is charged against income ratably over the terms of the related policies. DPAC related to annuities and universal life insurance products is amortized, with interest, in relation to the present value of expected gross profits on the policies. DPAC related to traditional life and health insurance is amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues.

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

            PREMIUM RECOGNITION Property and casualty premiums are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations. For traditional life, accident and health products, premiums are recognized as revenue when legally collectible from policyholders. For interest-sensitive life and universal life products, premiums are recorded in a policyholder account which is reflected as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses.

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

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

      Under AFG's stock option plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants.

      DERIVATIVES Effective October 1, 2000, AFG implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments (including derivative instruments that are embedded in other contracts) and for hedging activities. Prior year financial statements were not restated. SFAS No. 133 generally requires that derivatives (both assets and liabilities) be recognized in the balance sheet at fair value with changes in fair value included in current earnings. The cumulative effect of implementing SFAS No. 133, which resulted from the initial recognition of AFG's derivatives at fair value, was a loss of $9.1 million (net of minority interest and taxes) or $.15 per diluted share.

      Derivatives included in AFG's Balance Sheet consist primarily of investments in common stock warrants (included in other stocks), the equity-based component of certain annuity products (included in annuity benefits accumulated) and call options (included in other investments) used to mitigate the risk embedded in the equity-indexed annuity products.

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

      EARNINGS PER SHARE Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effects of common stock options: 2000 - 169,000 shares; 1999 - 478,000 shares and 1998 - 963,000 shares.

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

B.    ACQUISITIONS AND SALES OF SUBSIDIARIES AND INVESTEES

      JAPANESE DIVISION In December 2000, AFG agreed to sell its Japanese property and casualty division to Mitsui Marine & Fire Insurance Company of America for approximately $22 million in cash and recorded a $10.7 million pretax loss on the sale. Upon completion of the sale, a gain of approximately $21 million on ceded insurance will be deferred and subsequently recognized over the estimated settlement period (weighted average of 4 years) of the ceded claims. The sale is expected to be completed at the end of March 2001. At the same time, a reinsurance agreement under which Great American Insurance ceded a portion of its pool of insurance to Mitsui will terminate. The Japanese division generated net written premiums of approximately $60 million per year to Great American while Great American ceded approximately $45 million per year to Mitsui.

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

      STONEWALL INSURANCE COMPANY In September 2000, AFG sold Stonewall Insurance Company for $31.2 million (net of post closing adjustments), realizing a pretax loss of $10.3 million. Stonewall was a non-operating property and casualty subsidiary with approximately $320 million in assets, engaged primarily in the run-off of approximately $170 million in asbestos and environmental liabilities associated with policies written through 1991.

      COMMERCIAL LINES DIVISION In December 1998, AFG sold its Commercial lines division to Ohio Casualty Corporation for $300 million plus warrants to purchase 6 million (post split) shares of Ohio Casualty common stock. AFG deferred a gain of $103 million on the insurance ceded to Ohio Casualty and recognized a pretax gain of $153 million on the sale of the other net assets. The deferred gain is being recognized over the estimated remaining settlement period (weighted average of 4.25 years) of the claims ceded. AFG received an additional $25 million in August 2000 under a provision in the sale agreement related to the retention and growth of the insurance businesses acquired by Ohio Casualty. The commercial lines sold generated net written premiums of approximately $230 million in 1998 (11 months).

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

      During the fourth quarter of 2000, AFG sold the equity interests to a group of employees for nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of debt ($61.5 million at December 31, 2000) owed to AFG subsidiaries, the sale was not recognized as a divestiture for accounting purposes. Assets of the businesses transferred ($55.3 million at December 31, 2000) are included in other assets; liabilities of the businesses transferred ($7.5 million at December 31, 2000, after elimination of loans from AFG subsidiaries) are included in other liabilities. AFG's equity in the losses of these two companies during the fourth quarter of 2000 of $4.1 million is included in investee losses in the statement of operations.

      WORLDWIDE INSURANCE COMPANY In April 1999, AFG acquired Worldwide Insurance Company for $157 million in cash. Worldwide is a provider of direct response private passenger automobile insurance.

      UNITED TEACHER ASSOCIATES In October 1999, GAFRI acquired United Teacher Associates Insurance Company of Austin, Texas ("UTA") for $81 million in cash. UTA provides supplemental health products and retirement annuities, and purchases blocks of insurance policies from other insurers.

      GREAT AMERICAN LIFE INSURANCE COMPANY OF NEW YORK AND CONSOLIDATED FINANCIAL In February 1999, GAFRI acquired Great American Life Insurance Company of New York, formerly Old Republic Life Insurance Company of New York, for $27 million in cash. In July 1999, GAFRI acquired Consolidated Financial Corporation, an insurance agency, for $21 million in cash.

      FUNERAL SERVICES DIVISION In September 1998, GAFRI sold its Funeral Services division for approximately $165 million in cash. The division held assets of approximately $1 billion at the sale date. AFG realized a pretax gain of $21.6 million, before $2.7 million of minority interest, on this sale.

      CHIQUITA During 1998, Chiquita issued shares of its common stock in acquisitions of operating businesses. AFG recorded pretax gains of $9.4 million in 1998 representing the excess of AFG's equity in Chiquita following the issuances of its common stock over AFG's previously recorded carrying value.

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

C. SEGMENTS OF OPERATIONS AFG's property and casualty group is engaged primarily in private passenger automobile and specialty insurance businesses. The Personal group writes nonstandard and preferred/standard private passenger auto and other personal insurance coverage. The Specialty group includes a highly diversified group of specialty business units. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, fidelity and surety bonds, collateral protection, and umbrella and excess coverages. AFG's annuity and life business markets primarily retirement products as well as life and supplemental health insurance. AFG's businesses operate throughout the United States. In 2000, 1999 and 1998, AFG derived less than 2% of its revenues from the sale of life and supplemental health products in Puerto Rico and less than 1% of its revenues from the sale of property and casualty insurance in Canada, Mexico, Europe and Asia. In addition, AFG owns a significant portion of the voting equity securities of Chiquita Brands International, Inc. (an investee corporation - see Note E).

      The following tables (in thousands) show AFG's assets, revenues and operating profit (loss) by significant business segment. Operating profit
      (loss) represents total revenues less operating expenses.

                                                         2000             1999             1998
                                                         ----             ----             ----
      Assets
      Property and casualty insurance (a)         $ 8,200,683      $ 8,158,371      $ 8,278,898
      Annuities and life                            7,934,851        7,523,570        7,174,544
      Other                                           256,011          212,150          199,623
                                                  -----------      -----------      -----------
                                                   16,391,545       15,894,091       15,653,065
      Investment in investees                          23,996          159,984          192,138
                                                  -----------      -----------      -----------

                                                  $16,415,541      $16,054,075      $15,845,203
                                                  ===========      ===========      ===========
      Revenues (b)
      Property and casualty insurance:
        Premiums earned:
          Personal                                $ 1,270,328      $ 1,163,223      $ 1,289,689
          Specialty                                 1,223,435        1,047,858        1,371,509
          Other lines                                   1,129             (262)          37,540
                                                  -----------      -----------      -----------
                                                    2,494,892        2,210,819        2,698,738
        Investment and other income                   450,537          450,829          643,106
                                                  -----------      -----------      -----------
                                                    2,945,429        2,661,648        3,341,844
      Annuities and life (c)                          823,586          665,661          748,351
      Other                                            48,312           32,798           (8,466)
                                                  -----------      -----------      -----------

                                                  $ 3,817,327      $ 3,360,107      $ 4,081,729
                                                  ===========      ===========      ===========

      Operating Profit (Loss)
      Property and casualty insurance:
        Underwriting:
          Personal                               ($   108,372)    ($     7,685)     $    34,029
          Specialty                                   (94,857)         (28,015)         (67,131)
          Other lines (d)                               1,342           (7,241)        (256,360)
                                                  -----------      -----------      -----------
                                                     (201,887)         (42,941)        (289,462)
        Investment and other income                   289,549          282,440          501,190
                                                  -----------      -----------      -----------
                                                       87,662          239,499          211,728
      Annuities and life                               96,211          110,750          163,126
      Other (e)                                       (73,980)         (48,188)        (101,104)
                                                  -----------      -----------      -----------

                                                  $   109,893      $   302,061      $   273,750
                                                  ===========      ===========      ===========

[FN]
      (a)    Not allocable to segments.
      (b) Revenues include sales of products and services as well as other income earned by the respective segments.
      (c)    Represents primarily investment income.
      (d) Includes a charge of $214 million in 1998 related to asbestos and other environmental matters ("A&E").
      (e)    Includes holding company expenses.

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

D. INVESTMENTS Fixed maturities and other stocks at December 31 consisted of the following (in millions):

                                                           2000                                        1999
                                        -----------------------------------------      -----------------------------------------
                                        Amortized      Market    Gross Unrealized      Amortized     Market     Gross Unrealized
                                                                 ----------------                               ----------------
                                             Cost       Value     Gains    Losses           Cost      Value      Gains   Losses
                                        ---------      ------     -----    ------      ---------     ------      -----   ------
       Fixed maturities:
         United States Government
          and government agencies
          and authorities              $   537.9    $   553.5    $ 16.9   ($  1.3)     $   549.1   $  539.1     $  2.4  ($ 12.4)
         States, municipalities and
          political subdivisions           416.6        426.9      12.2      (1.9)         303.2      292.4         .8    (11.6)
         Foreign government                 84.1         86.5       2.7       (.3)          64.4       63.3         .2     (1.3)
         Public utilities                  634.7        637.3      11.5      (8.9)         567.8      556.6        2.4    (13.6)
         Mortgage-backed securities      2,604.2      2,670.1      79.4     (13.5)       2,457.6    2,420.9       28.4    (65.1)
         All other corporate             5,809.4      5,734.6      87.7    (162.5)       6,088.1    5,922.3       34.3   (200.1)
         Redeemable preferred stocks        61.4         55.7        .2      (5.9)          70.9       67.6        1.1     (4.4)
                                       ---------     --------    ------    ------      ---------   --------     ------   ------

                                       $10,148.3    $10,164.6    $210.6   ($194.3)     $10,101.1   $9,862.2     $ 69.6  ($308.5)
                                       =========    =========    ======    ======      =========   ========     ======   ======

       Other stocks                    $   175.0    $   385.4    $224.6   ($ 14.2)     $   229.2   $  409.7     $204.4  ($ 23.9)
                                       =========    =========    ======    ======      =========   ========     ======   ======

      The table below sets forth the scheduled maturities of fixed maturities based on market value as of December 31, 2000. Data based on amortized cost is generally the same. Mortgage-backed securities had an average life of approximately 5 1/2 years at December 31, 2000.

                      Maturity
                      ------------------------------
                      One year or less                                    3%
                      After one year through five years                  26
                      After five years through ten years                 28
                      After ten years                                    17
                                                                        ---
                                                                         74
                      Mortgage-backed securities                         26
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

      The only investment which exceeds 10% of Shareholders' Equity is an equity investment in Provident Financial Group, Inc., having a market value of $272 million and $231 million at December 31, 2000 and 1999, respectively.

      Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

                                              Fixed             Equity             Tax
                                         Maturities         Securities         Effects                  Total
                                         ----------         ----------         -------                  -----
          2000
          ----
          Realized                        ($ 24,186)          ($ 2,395)        $ 9,303              ($ 17,278)
          Change in Unrealized              255,200             29,900         (98,200)               186,900

          1999
          ----
          Realized                          (13,092)            33,244          (7,053)                13,099
          Change in Unrealized             (641,900)           (42,500)        237,500               (446,900)

          1998
          ----
          Realized (*)                       25,841            (19,566)         (2,196)                 4,079
          Change in Unrealized                4,982            (69,900)         24,000                (40,918)

[FN]
          (*) Includes $6.8 million in realized gains on fixed maturities transferred to Ohio Casualty in connection with the sale of the Commercial lines division.

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

      Transactions in fixed maturity investments included in the Statement of Cash Flows consisted of the following (in millions):

                                                               Maturities
                                                                      and                         Gross        Gross
                                           Purchases          Redemptions            Sales        Gains       Losses
                                           ---------          -----------         --------        -----       ------
       2000
       ----
       Available for Sale                   $1,635.6             $  689.7         $  810.9        $15.9       ($40.1)
                                            ========             ========         ========        =====        =====

       1999
       ----
       Available for Sale                   $2,049.5             $1,047.2         $1,226.1        $29.2       ($42.3)
                                            ========             ========         ========        =====        =====

       1998
       ----
       Held to Maturity (*)                 $     .8             $  585.0         $   45.3        $12.1       ($  .5)
       Available for Sale                    2,154.4                663.8            750.2         24.9       ( 17.5)
                                            --------             --------         --------        -----        -----
            Total                           $2,155.2             $1,248.8         $  795.5        $37.0       ($18.0)
                                            ========             ========         ========        =====        =====

[FN]
       (*) Prior to reclassification to available for sale at December 31, 1998.

      Securities classified as "held to maturity" having amortized cost of $41.8 million were sold for gains of $603,000 in 1998 due to significant deterioration in the issuers' creditworthiness.

E. INVESTMENT IN INVESTEE CORPORATIONS Investment in investee corporations reflects AFG's ownership of 24 million shares (36%) of Chiquita common stock. The market value of this investment was $24 million and $114 million at December 31, 2000 and 1999, respectively. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods.

      Summarized financial information for Chiquita at December 31, is shown below (in millions).

                                                       2000      1999     1998
                                                       ----      ----     ----

          Current Assets                             $  845    $  903
          Noncurrent Assets                           1,570     1,693
          Current Liabilities                           611       488
          Noncurrent Liabilities                      1,221     1,403
          Shareholders' Equity                          583       705

          Net Sales                                  $2,254    $2,556   $2,720
          Operating Income                               27        42       79
          Net Loss                                      (95)      (58)     (18)
          Net Loss Attributable to Common Shares       (112)      (75)     (36)

      Chiquita's results for 2000 include $20 million in charges and writedowns of production and sourcing assets; 1999 results include a $9 million charge resulting from a workforce reduction program. Operating results for 1998 include $74 million of fourth quarter write-offs and costs resulting from widespread flooding in Honduras and Guatemala caused by Hurricane Mitch.

      In January 2001, Chiquita announced a restructuring initiative that included discontinuing all interest and principal payments on its public debt. If successful, the restructuring would result in the conversion of a significant portion of Chiquita's $862 million in public debt into common equity. As a result, AFG recorded a fourth quarter pretax charge of $95.7 million to write down its investment in Chiquita to quoted market value of $1.00 per share at the end of 2000.

F. COST IN EXCESS OF NET ASSETS ACQUIRED Amortization expense for the excess of cost over net assets of purchased subsidiaries was $17.2 million in 2000, $14.3 million in 1999 and $11.9 million in 1998. At December 31, 2000 and 1999, accumulated amortization amounted to approximately $168 million and $157 million, respectively.

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

G. LONG-TERM DEBT Long-term debt consisted of the following at December 31, (in thousands):

                                                                   2000         1999
                                                                   ----         ----
      Holding Companies:
         AFG 7-1/8% Senior Debentures due April 2009,
            less discount of $1,919 and $2,084
            (imputed rate - 7.2%)                              $300,931      $300,766
         AFG 7-1/8% Senior Debentures due December 2007          79,600        79,600
         AFC notes payable under bank line                      178,000        68,000
         American Premier Underwriters, Inc. ("APU")
            10-5/8% Subordinated Notes, including premium
            of $119                                                -           23,786
         APU 10-7/8% Subordinated Notes due May 2011,
            including premium of $890 and $940
            (imputed rate - 9.6%)                                11,611        11,661
         Other                                                   14,727         9,110
                                                               --------      --------

                                                               $584,869      $492,923
                                                               ========      ========

      Subsidiaries:
         GAFRI 6-7/8% Senior Notes due June 2008               $100,000      $100,000
         GAFRI notes payable under bank line                     48,500        97,000
         Notes payable secured by real estate                    31,201        31,704
         Other                                                   15,386        11,029
                                                               --------      --------

                                                               $195,087      $239,733
                                                               ========      ========

      In April 1999, AFG issued $350 million principal amount of 7-1/8% Debentures due 2009. The proceeds from this offering were used primarily to redeem or repurchase other debt. During the second half of 1999, AFG repurchased $47.2 million of its 7-1/8% Debentures due 2009 for $44 million in cash.

      In January 2001, GAFRI replaced its existing bank line with a $155 million unsecured credit agreement. At December 31, 2000, sinking fund and other scheduled principal payments on debt for the subsequent five years (as adjusted to reflect GAFRI's new credit agreement) were as follows (in millions):

                            Holding
                          Companies       Subsidiaries          Total
                          ---------       ------------          -----
             2001            $  1.7              $ 1.6         $  3.3
             2002             188.1                1.6          189.7
             2003               -                  1.7            1.7
             2004               -                 63.1           63.1
             2005               -                 10.0           10.0

      Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

      AFC and GAFRI each have an unsecured credit agreement with a group of banks under which they can borrow up to $300 million and $155 million, respectively. Borrowings bear interest at floating rates based on prime or Eurodollar rates. Loans mature in December 2002 under the AFC credit agreement and in December 2004 under the GAFRI credit agreement. At December 31, 2000, the weighted average interest rates on amounts borrowed under the AFC and GAFRI bank credit lines were 6.86% and 7.31%, respectively.

      Cash interest payments of $56 million, $55 million and $49 million were made on long-term debt in 2000, 1999 and 1998, respectively.

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

H. MINORITY INTEREST Minority interest in AFG's balance sheet is comprised of the following (in thousands):

                                                            2000        1999
                                                            ----        ----
            Interest of noncontrolling shareholders
              in subsidiaries' common stock             $119,216    $ 97,516
            Preferred securities issued by
              subsidiary trusts                          316,663     319,600
            AFC preferred stock                           72,154      72,154
                                                        --------    --------

                                                        $508,033    $489,270
                                                        ========    ========

      PREFERRED SECURITIES Wholly-owned subsidiary trusts of AFG and GAFRI have issued $325 million of preferred securities and, in turn, purchased a like amount of subordinated debt which provides interest and principal payments to fund the respective trusts' obligations. The preferred securities must be redeemed upon maturity or redemption of the subordinated debt. AFG and GAFRI effectively provide unconditional guarantees of their respective trusts' obligations.

      The preferred securities consisted of the following (in thousands):

      Date of                                                                          Optional
      Issuance             Issue (Maturity Date)              2000           1999      Redemption Dates
      -------------        ------------------------           ----           ----      ----------------------
      October 1996         AFCH 9-1/8% TOPrS (2026)        $98,750       $100,000      On or after 10/22/2001
      November 1996        GAFRI 9-1/4% TOPrS (2026)        72,913         74,600      On or after 11/7/2001
      March 1997           GAFRI 8-7/8% Pfd   (2027)        70,000         70,000      On or after 3/1/2007
      May 1997             GAFRI 7-1/4% ROPES (2041)        75,000         75,000      After 9/28/2001

      In 2000, AFG and GAFRI repurchased $1.3 million and $1.7 million of their preferred securities for $1.1 million and $1.4 million in cash, respectively. In 1999, GAFRI repurchased $5.4 million of its preferred securities for $5.5 million in cash.

      AFC PREFERRED STOCK AFC's Preferred Stock is voting, cumulative, and consists of the following:

             SERIES J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at December 31, 2000 and 1999.

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                            2000       1999        1998
                                                            ----       ----        ----
            Interest of noncontrolling shareholders
              in earnings of subsidiaries                $11,775    $15,308     $21,845
            Accrued distributions by subsidiaries
              on preferred securities:
                Trust issued securities, net of tax       17,819     18,005      18,318
                AFC preferred stock                        5,772      5,772       5,772
                                                         -------    -------     -------

                                                         $35,366    $39,085     $45,935
                                                         =======    =======     =======

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

I. SHAREHOLDERS' EQUITY At December 31, 2000, there were 67,410,091 shares of AFG Common Stock outstanding, including 1,364,099 shares held by American Premier for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of American Premier's predecessor, The Penn Central Corporation. Shares being held for distribution are not eligible to vote but otherwise are accounted for as issued and outstanding. In December 2000, AFG issued 8.3 million Common Shares at $19.625 per share in a public offering. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

      STOCK OPTIONS At December 31, 2000, there were 6.8 million shares of AFG Common Stock reserved for issuance under AFG's Stock Option Plan. Options are granted with an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to nonemployee directors of AFG are fully exercisable upon grant. All options expire ten years after the date of grant. Data for AFG's Stock Option Plan is presented below:

                                                     2000                        1999                         1998
                                             ----------------------     -----------------------      -----------------------
                                                           Average                     Average                      Average
                                                          Exercise                    Exercise                     Exercise
                                                Shares       Price          Shares       Price           Shares       Price
                                             ---------    --------       ---------    --------        ---------    --------
      Outstanding at beginning of year       4,664,108     $31.28        3,808,369      $30.25        3,687,635      $28.73

         Granted                             1,997,000     $19.81          948,001      $34.92          466,250      $41.13
         Exercised                             (68,523)    $18.22          (79,762)     $24.42         (296,416)     $27.96
         Forfeited                            (140,089)    $31.65          (12,500)     $37.62          (49,100)     $33.79
                                             ---------                   ---------                    ---------

      Outstanding at end of year             6,452,496     $27.86        4,664,108      $31.28        3,808,369      $30.25
                                             =========                   =========                    =========

      Options exercisable at year-end        3,226,294     $29.38        2,616,170      $28.19        2,085,873      $27.06

      The following table summarizes information about stock options outstanding at December 31, 2000:

                                            Options Outstanding                   Options Exercisable
                                    ---------------------------------------     ------------------------
                                                    Average       Average                        Average
         Range of                                  Exercise     Remaining                       Exercise
         Exercise Prices                 Shares       Price          Life           Shares         Price
         ---------------              ---------    --------     ---------        ---------      --------
         $18.56 - $20.00              1,992,215      $19.79     9.5 years           16,065        $19.07
         $20.00 - $25.00              1,228,635      $23.98     3.2   "          1,228,635        $23.98
         $25.00 - $30.00                326,770      $26.98     4.4   "            270,370        $27.01
         $30.00 - $35.00              1,043,250      $30.57     5.3   "            966,800        $30.33
         $35.00 - $40.00              1,572,626      $36.83     7.3   "            624,724        $37.30
         $40.00 - $45.19                289,000      $42.41     7.2   "            119,700        $42.48

      No compensation cost has been recognized for stock option grants. Had compensation cost been determined for stock option awards based on the fair values at grant dates consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, AFG's net income and earnings per share would not have been materially different from amounts reported. For SFAS No. 123 purposes, calculations were determined using the Black-Scholes option pricing model and the following assumptions: dividend yield of 3% for 2000 and 1999 and 2% for 1998; expected volatility of 24% for 2000, 22% for 1999 and 21% for 1998; weighted average risk-free interest rate of 6% for 2000, 5.4% for 1999 and 4.8% for 1998; and expected life of 7.4 years for 2000 and 7.3 years for 1999 and 1998.

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

      UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES, NET The change in unrealized gain (loss) on marketable securities included the following (in millions):

                                                                          Tax      Minority
                                                          Pretax      Effects      Interest             Net
                                                          ------      -------      --------            -----
                          2000
      -----------------------------------------
      Unrealized holding gains (losses) on
        securities arising during the period              $221.1      ($ 75.8)       ($14.5)          $130.8
      Reclassification adjustment resulting
        from the adoption of SFAS No. 133                   15.0         (5.3)          -                9.7
      Reclassification adjustment for realized
        gains included in net income and
        unrealized losses of subsidiary sold                31.3        (10.9)         (2.1)            18.3
                                                          ------       ------         -----           ------
      Change in unrealized gain (loss) on
        marketable securities, net                        $267.4      ($ 92.0)       ($16.6)          $158.8
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
                                                          ======       ======         =====           ======

J. INCOME TAXES The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Operations (in thousands):

                                                         2000              1999               1998
                                                         ----              ----               ----
         Earnings (loss) before income taxes:
            Operating                                $109,893          $302,061           $273,750
            Minority interest expense                 (44,961)          (48,780)           (55,798)
            Equity in net losses of investees        (142,230)          (27,357)           (13,198)
            Extraordinary items                          -               (2,617)            (1,265)
            Accounting changes                        (13,882)           (6,370)              -
                                                     --------          --------           --------

         Total                                      ($ 91,180)         $216,937           $203,489
                                                     ========          ========           ========

         Income taxes at statutory rate             ($ 31,913)         $ 75,928           $ 71,221
         Effect of:
            Losses utilized                            (7,000)           (5,250)            (6,572)
            Tax credits                                (5,757)             -                  -
            Amortization of intangibles                 5,495             4,686              4,482
            Minority interest                           6,187             7,093              9,438
            Dividends received deduction               (2,378)           (2,783)            (2,189)
            Other                                         221            (4,177)             2,709
                                                     --------          --------           --------
         Total Provision (Credit)                     (35,145)           75,497             79,089

         Amounts applicable to:
            Minority interest expense                   9,595             9,695              9,863
            Equity in net losses of investees          49,781             9,574              4,620
            Extraordinary items                          -                  916                495
            Accounting changes                          4,810             2,516               -
                                                     --------          --------           --------

         Provision for income taxes as shown
            on the Statement of Operations           $ 29,041          $ 98,198           $ 94,067
                                                     ========          ========           ========

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

      Total earnings before income taxes include income subject to tax in foreign jurisdictions of $10.6 million in 2000, $8.1 million in 1999 and $7.5 million in 1998.

      The total income tax provision (credit) consists of (in thousands):

                                         2000       1999        1998
                                         ----       ----        ----
              Current taxes:
                 Federal              $13,880   ($ 5,434)    $63,368
                 Foreign                1,106         32          94
                 State                    459        511         652
              Deferred taxes:
                 Federal              (50,070)    81,419      14,553
                 Foreign                 (520)    (1,031)        422
                                      -------    -------     -------
                                     ($35,145)   $75,497     $79,089
                                      =======    =======     =======

      For income tax purposes, certain members of the AFC consolidated tax group had the following carryforwards available at December 31, 2000 (in millions):
                                                    Expiring            Amount
                                                   -----------          ------
                                       {           2001 - 2005            $ 98
              Operating Loss           {           2006 - 2010               1
                                       {           2011 - 2015               1
                                       {           2016 - 2020             140
              Other - Tax Credits                                           14

      Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31, were as follows (in millions):

                                                          2000       1999
                                                          ----       ----
              Deferred tax assets:
                Net operating loss carryforwards        $ 78.8     $ 32.6
                Insurance claims and reserves            214.3      236.5
                Other, net                               120.0      117.6
                                                        ------     ------
                                                         413.1      386.7
                Valuation allowance for deferred
                  tax assets                             (39.6)     (48.9)
                                                        ------     ------
                                                         373.5      337.8
              Deferred tax liabilities:
                Deferred acquisition costs              (205.8)    (172.3)
                Investment securities                   (121.1)     (67.0)
                                                        ------     ------
                                                        (326.9)    (239.3)
                                                        ------     ------
              Net deferred tax asset                    $ 46.6     $ 98.5
                                                        ======     ======

      The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the need for a valuation allowance include: (i) recent tax returns, which show neither a history of large amounts of taxable income nor cumulative losses in recent years, (ii) opportunities to generate taxable income from sales of appreciated assets, and (iii) the likelihood of generating larger amounts of taxable income in the future. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in which the developments on which they are based become known. The aggregate valuation allowance decreased by $9.3 million in 2000 due primarily to the utilization of loss carryforwards previously reserved.

      Cash payments for income taxes, net of refunds, were $24.7 million, $9.2 million and $45.9 million for 2000, 1999 and 1998, respectively.

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

K. EXTRAORDINARY ITEMS Extraordinary items represent AFG's proportionate share of gains and losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income taxes (in thousands):

                                            1999              1998
                                            ----              ----
         Holding Companies:
             AFG (parent)                 $2,295              $ -
             AFC (parent)                 (2,993)              (77)
             APU (parent)                 (1,003)              (44)
         Subsidiary:
             GAFRI                          -                 (649)
                                          ------              ----

                                         ($1,701)            ($770)
                                          ======              ====

L. COMMITMENTS AND CONTINGENCIES Loss accruals (included in other liabilities) have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier's predecessor, Penn Central Transportation Company ("PCTC"), prior to its bankruptcy reorganization in 1978 and certain manufacturing operations disposed of by American Premier. Under purchase accounting in connection with the Mergers, any such excess liability will be charged to earnings in AFG's financial statements.

      At December 31, 2000, American Premier had liabilities for environmental and personal injury claims aggregating $94 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace. At December 31, 2000, American Premier had $66.9 million of offsetting recovery assets (included in other assets) for such environmental and personal injury claims based upon estimates of probable recoveries from insurance carriers.

      AFG has accrued approximately $9.8 million at December 31, 2000, for environmental costs and certain other matters associated with the sales of former operations.

      In management's opinion, the outcome of the items discussed in this note will not, individually or in the aggregate, have a material adverse effect on AFG's financial condition or results of operations.

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

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

      The following are quarterly results of consolidated operations for the two years ended December 31, 2000 (in millions, except per share amounts).

                                                                    1st          2nd          3rd           4th          Total
                                                                Quarter      Quarter      Quarter       Quarter           Year
                                                                -------      -------      -------       -------       --------
                         2000
      -----------------------------------------
      Revenues                                                   $884.1       $959.2     $1,012.6        $961.4       $3,817.3
      Earnings (loss) before accounting change                     44.7         16.3        (22.2)        (85.7)         (46.9)
      Cumulative effect of accounting change                        -            -            -            (9.1)          (9.1)
      Net earnings (loss)                                          44.7         16.3        (22.2)        (94.8)         (56.0)

      Basic earnings (loss) per common share:
        Before accounting change                                   $.76         $.28        ($.38)       ($1.43)         ($.80)
        Cumulative effect of accounting change                      -            -            -            (.15)          (.15)
        Net earnings (loss) available to
          Common Shares                                             .76          .28         (.38)        (1.58)          (.95)

      Diluted earnings (loss) per common share:
        Before accounting change                                   $.76         $.28        ($.38)       ($1.43)         ($.80)
        Cumulative effect of accounting change                      -            -            -            (.15)          (.15)
        Net earnings (loss) available to
          Common Shares                                             .76          .28         (.38)        (1.58)          (.95)

      Average number of Common Shares:
        Basic                                                      58.5         58.5         58.6          60.0           58.9
        Diluted                                                    58.5         58.9         58.8          60.1           59.1

                         1999
      -----------------------------------------
      Revenues                                                   $801.4       $836.1       $876.9        $845.7       $3,360.1
      Earnings before extraordinary items and
        accounting change                                          59.1         45.1         28.6          14.1          146.9
      Extraordinary items - gain (loss) on
        prepayment of debt                                          -           (3.8)         1.5            .6           (1.7)
      Cumulative effect of accounting change                       (3.8)         -            -             -             (3.8)
      Net earnings                                                 55.3         41.3         30.1          14.7          141.4

      Basic earnings per common share:
        Before extraordinary items and
          accounting change                                        $.97         $.75         $.48          $.24          $2.46
        Gain (loss) on prepayment of debt                           -           (.06)         .02           .01           (.03)
        Cumulative effect of accounting change                     (.06)         -            -             -             (.06)
        Net earnings available to Common Shares                     .91          .69          .50           .25           2.37

      Diluted earnings per common share:
        Before extraordinary items and
          accounting change                                        $.96         $.74         $.48          $.24          $2.44
        Gain (loss) on prepayment of debt                           -           (.06)         .02           .01           (.03)
        Cumulative effect of accounting change                     (.06)         -            -             -             (.06)
        Net earnings available to Common Shares                     .90          .68          .50           .25           2.35

      Average number of Common Shares:
        Basic                                                      61.0         60.0         59.6          58.4           59.7
        Diluted                                                    61.7         60.6         60.0          58.6           60.2

      Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

      The 2000 second quarter results include pretax charges of $32.5 million related to an agreement to settle a lawsuit against a GAFRI subsidiary and $8.8 million for an adverse California Supreme Court ruling against an AFG property and casualty subsidiary. The 2000 third quarter results include a $35 million pretax charge for reserve strengthening in the California workers' compensation business, partially offset by $11.2 million in income from the sale of certain lease rights. Fourth quarter 2000 results include a $95.7 million pretax writedown of AFG's Chiquita investment, partially offset by $11.8 million in income from the sale of certain lease rights.

      The 1999 fourth quarter results include a pretax charge of $10 million for expenses related to realignment within the operating units of the life and annuity business.
                                      F-20

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

      AFG has realized substantial gains (losses) on sales of subsidiaries and investees in recent years (see Note B). Realized gains (losses) on sales of securities, affiliates and other investments amounted to (in millions):

                          1st         2nd         3rd         4th        Total
                      Quarter     Quarter     Quarter     Quarter         Year
                      -------     -------     -------     -------       ------
            2000        ($1.4)      $21.1        $6.0      ($21.0)       $ 4.7
            1999          4.4         7.3        (5.7)       14.2         20.2

N. INSURANCE Securities owned by insurance subsidiaries having a carrying value of about $900 million at December 31, 2000, were on deposit as required by regulatory authorities.

      INSURANCE RESERVES The liability for losses and loss adjustment expenses for certain long-term scheduled payments under workers' compensation, auto liability and other liability insurance has been discounted at about 8%, an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2000, has been reduced by $33 million.

      The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions):

                                                                   2000           1999          1998
                                                                   ----           ----          ----
         Balance at beginning of period                          $3,224         $3,305        $3,489

         Provision for losses and LAE occurring
           in the current year                                    2,056          1,691         2,059
         Net increase (decrease) in provision for
           claims of prior years                                    (60)           (74)          156
                                                                 ------         ------        ------
                Total losses and LAE incurred (*)                 1,996          1,617         2,215
         Payments for losses and LAE of:
           Current year                                            (905)          (780)         (885)
           Prior years                                             (936)          (986)       (1,110)
                                                                 ------         ------        ------
                Total payments                                   (1,841)        (1,766)       (1,995)

         Reserves of businesses acquired or sold, net              (187)            57          (481)
         Reclassification of allowance for
           uncollectible reinsurance                               -                11            77
                                                                 ------         ------        ------

         Balance at end of period                                $3,192         $3,224        $3,305
                                                                 ======         ======        ======

         Add back reinsurance recoverables, net
           of allowance                                           1,324          1,571         1,468
                                                                 ------         ------        ------

         Gross unpaid losses and LAE included
           in the Balance Sheet                                  $4,516         $4,795        $4,773
                                                                 ======         ======        ======

         (*) Before amortization of deferred gains on retroactive reinsurance of $34 million in 2000 and $28 million in 1999.

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

      NET INVESTMENT INCOME The following table shows (in millions) investment income earned and investment expenses incurred by AFG's insurance companies.

                                                    2000      1999        1998
                                                    ----      ----        ----
      Insurance group investment income:
        Fixed maturities                          $815.5    $806.1      $849.6
        Equity securities                           10.4      12.2         9.1
        Other                                        4.3        .9         2.2
                                                  ------    ------      ------
                                                   830.2     819.2       860.9
      Insurance group investment expenses (*)      (41.4)    (39.6)      (35.6)
                                                  ------    ------      ------

                                                  $788.8    $779.6      $825.3
                                                  ======    ======      ======

         (*) Included primarily in "Other operating and general expenses" in the Statement of Operations.

      STATUTORY INFORMATION AFG's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

                                                                            Policyholders'
                                                   Net Earnings                Surplus
                                               -------------------         ----------------
                                               2000   1999    1998           2000      1999
                                               ----   ----    ----           ----      ----
      Property and casualty companies           $10   $170    $261         $1,763    $1,664
      Life insurance companies                   40     37      41            384       421

      Effective January 1, 2001, AFG's insurance companies are required to adopt certain new statutory accounting standards. The cumulative effect of these changes will be reported as an adjustment to policyholders' surplus at that date. Management believes that the cumulative effect of these changes at adoption will increase the surplus of the property and casualty companies by approximately $40 million; the effect on surplus of the life insurance companies is not expected to be material.

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

                                                2000        1999         1998
                                                ----        ----         ----
              Direct premiums written         $3,365      $3,113       $3,221
              Reinsurance assumed                 76          48           38
              Reinsurance ceded                 (803)       (898)        (788)
                                              ------      ------       ------

              Net written premiums            $2,638      $2,263       $2,471
                                              ======      ======       ======

              Direct premiums earned          $3,306      $3,056       $3,320
              Reinsurance assumed                 45          45           42
              Reinsurance ceded                 (856)       (890)        (663)
                                              ------      ------       ------

              Net earned premiums             $2,495      $2,211       $2,699
                                              ======      ======       ======

              Reinsurance recoveries          $  567      $  811       $  651
                                              ======      ======       ======

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

O. ADDITIONAL INFORMATION Total rental expense for various leases of office space, data processing equipment and railroad rolling stock was $44 million, $39 million and $41 million for 2000, 1999 and 1998, respectively. Sublease rental income related to these leases totaled $2.5 million in 2000, $2.6 million in 1999 and $5.4 million in 1998.

      Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2000, were as follows: 2001 - $50 million; 2002 - $45 million; 2003 - $37 million; 2004 - $24 million;
      2005 - $16 million; and $28 million thereafter. At December 31, 2000, minimum sublease rentals to be received through the expiration of the leases aggregated $3 million.

      Other operating and general expenses included charges for possible losses on agents' balances, other receivables and other assets in the following amounts: 2000 - $9.7 million; 1999 - $5.1 million; and 1998 - $2.8 million. Losses and loss adjustment expenses included charges for possible losses on reinsurance recoverables of $.4 million in 1999. The aggregate allowance for all such losses amounted to approximately $74 million and $148 million at December 31, 2000 and 1999, respectively.

      FAIR VALUE OF FINANCIAL INSTRUMENTS The following table presents (in millions) the carrying value and estimated fair value of AFG's financial instruments at December 31.

                                                  2000                             1999
                                          ---------------------          ---------------------
                                          Carrying         Fair          Carrying         Fair
                                             Value        Value             Value        Value
                                          --------        -----          --------        -----
          Assets:
          Fixed maturities                 $10,165     $10,165             $9,862       $9,862
          Other stocks                         385         385                410          410
          Investment in investees               24          24                160          114

          Liabilities:
          Annuity benefits
             accumulated                   $ 5,544     $ 5,426             $5,520       $5,371
          Long-term debt:
             Holding companies                 585         548                493          462
             Subsidiaries                      195         187                240          230

          Minority Interest:
          Trust preferred securities       $   317     $   304             $  320       $  297
          AFC preferred stock                   72          58                 72           69

          Shareholders' Equity             $ 1,549     $ 1,791             $1,340       $1,541

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

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

      UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES, NET In addition to adjusting equity securities and fixed maturity securities classified as "available for sale" to fair value, SFAS 115 requires that certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments had those gains or losses actually been realized. The components of the Consolidated Balance Sheet caption "Unrealized gain (loss) on marketable securities, net" in shareholders' equity are summarized as follows (in millions):

                                                  Unadjusted                        Adjusted
                                                       Asset       Effect of           Asset
                                                 (Liability)        SFAS 115     (Liability)
                                                 -----------       ---------     -----------
         2000
         Fixed maturities                         $10,148.3          $ 16.3       $10,164.6
         Other stocks                                 175.0           210.4           385.4
         Deferred acquisition costs                   763.1               -           763.1
         Annuity benefits accumulated              (5,543.7)              -        (5,543.7)
                                                                     ------
           Pretax unrealized                                          226.7

         Deferred taxes                               125.2           (78.6)           46.6
         Minority interest                           (500.5)           (7.5)         (508.0)
                                                                     ------

           Unrealized gain                                           $140.6
                                                                     ======


         1999
         Fixed maturities                         $10,101.1         ($238.9)       $9,862.2
         Other stocks                                 229.2           180.5           409.7
         Deferred acquisition costs                   656.1             4.6           660.7
         Annuity benefits accumulated              (5,532.6)           13.1        (5,519.5)
                                                                     ------
           Pretax unrealized                                          (40.7)

         Deferred taxes                                85.1            13.4            98.5
         Minority interest                           (498.4)            9.1          (489.3)
                                                                     ------

           Unrealized loss                                          ($ 18.2)
                                                                     ======

      FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK On occasion, AFG and its subsidiaries have entered into financial instrument transactions which may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2000, AFG and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling up to $21 million.

      RESTRICTIONS ON TRANSFER OF FUNDS AND ASSETS OF SUBSIDIARIES Payments of dividends, loans and advances by AFG's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2001 from its insurance subsidiaries without seeking regulatory clearance is approximately $160 million. Total "restrictions" on intercompany transfers from AFG's subsidiaries cannot be quantified due to the discretionary nature of the restrictions.

      BENEFIT PLANS AFG expensed approximately $22 million in 2000, $13 million in 1999 and $22 million in 1998 for its retirement and employee savings plans.

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

      TRANSACTIONS WITH AFFILIATES AFG owns a $3.7 million minority interest in a residential homebuilding company. Brothers of AFG's Chairman own the remaining interests. GAFRI has extended a line of credit to this company under which the homebuilder may borrow up to $8 million at 13%. At December 31, 2000 and 1999, $8 million was due under the credit line.

      In September 2000, GAFRI's minority ownership in a company engaged in the production of ethanol was repurchased by that company for $7.5 million in cash and $21.9 million liquidation value of non-voting redeemable preferred stock. Following the repurchase, AFG's Chairman beneficially owns 100% of the ethanol company. In December 2000, the ethanol company retired $3 million of the preferred stock at liquidation value plus accrued dividends and issued an $18.9 million subordinated note in exchange for the remaining preferred stock. The subordinated note bears interest at 12-1/4% with scheduled repayments through 2005. During 1998, the ethanol company borrowed $4.0 million from GAFRI under a subordinated note bearing interest at 14% and paid a $6.3 million capital distribution, including $3.1 million to GAFRI. In addition, Great American has extended a $10 million line of credit to this company; no amounts have been borrowed under the credit line.

                                     PART IV

                                     ITEM 14

         Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------


(a)  Documents filed as part of this Report:
       1.  Financial Statements are included in Part II, Item 8.

       2.  Financial Statement Schedules:
             A. Selected Quarterly Financial Data is included in Note M to the Consolidated Financial Statements.

             B.  Schedules filed herewith for 2000, 1999 and 1998:
                                                                           Page
                  I - Condensed Financial Information of Registrant         S-2

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

       3.  Exhibits - see Exhibit Index on page E-1.

(b)  Reports on Form 8-K:

     Date of Report        Item Reported
     --------------        -------------

     November 14, 2000     Third quarter 2000 Earnings Release and additional
                           material presented at an insurance industry investor conference on November 15, 2000.

                AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY (*)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (In Thousands)


                             CONDENSED BALANCE SHEET
                             -----------------------

                                                            December 31,
                                                      -------------------------
                                                            2000           1999
                                                            ----           ----
Assets:
   Cash and short-term investments                    $    1,407     $    1,612
   Receivables from affiliates                           438,807        370,218
   Investment in subsidiaries                          1,534,280      1,404,653
   Other assets                                           63,557         53,935
                                                      ----------     ----------

                                                      $2,038,051     $1,830,418
                                                      ==========     ==========
Liabilities and Shareholders' Equity:
   Accounts payable, accrued expenses and other
     liabilities                                      $    5,185     $    4,995
   Payables to affiliates                                103,805        105,079
   Long-term debt                                        380,531        380,366
   Shareholders' equity                                1,548,530      1,339,978
                                                      ----------     ----------

                                                      $2,038,051     $1,830,418
                                                      ==========     ==========

                        CONDENSED STATEMENT OF OPERATIONS
                        ---------------------------------

                                                          Year Ended December 31,
                                                     ------------------------------------
                                                         2000          1999          1998
                                                         ----          ----          ----
Income:
   Dividends from subsidiaries                       $    282      $    282      $    282
   Equity in undistributed earnings (losses)
     of subsidiaries                                  (57,796)      242,850       209,453
   Investment and other income                         27,563        27,436        22,367
                                                     --------      --------      --------
                                                      (29,951)      270,568       232,102

Costs and Expenses:
   Interest charges on borrowed money                  39,912        34,707        18,748
   Other operating and general expenses                 7,435         9,937         8,600
                                                     --------      --------      --------
                                                       47,347        44,644        27,348
                                                     --------      --------      --------
Earnings (loss) before income taxes,
   extraordinary items and accounting changes         (77,298)      225,924       204,754
Provision (credit) for income taxes                   (30,335)       78,929        79,584
                                                     --------      --------      --------

Earnings (loss) before extraordinary items
   and accounting changes                             (46,963)      146,995       125,170

Extraordinary items - loss on prepayment
   of debt                                               -           (1,701)         (770)
Cumulative effect of accounting changes                (9,072)       (3,854)         -
                                                     --------      --------      --------

Net Earnings (Loss)                                 ($ 56,035)     $141,440      $124,400
                                                     ========      ========      ========

[FN]
(*) The Parent Only Financial Statements include the accounts of AFG and its predecessor, AFC Holding Company, a wholly-owned subsidiary.

                AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY (*)
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                                 (In Thousands)


                        Condensed Statement of Cash Flows
                        ---------------------------------

                                                                   Year Ended December 31,
                                                          ---------------------------------------
                                                               2000           1999           1998
                                                               ----           ----           ----
Operating Activities:
    Net earnings (loss)                                   ($ 56,035)      $141,440       $124,400
    Adjustments:
       Extraordinary items                                     -             1,701            770
       Cumulative effect of accounting changes                9,072          3,854           -
       Equity in losses (earnings) of subsidiaries           34,225       (158,067)      (128,317)
       Change in balances with affiliates                   (64,511)      (110,243)        76,116
       Increase in other assets                             (10,987)        (8,844)        (2,972)
       Increase (decrease) in payables                          190          3,336         (2,612)
       Dividends from subsidiaries                              282            282            282
       Other                                                    602             15             90
                                                           --------       --------       --------
                                                            (87,162)      (126,526)        67,757
                                                           --------       --------       --------
Investing Activities:
    Purchases of investments                                   -           (14,894)          -
    Sales of investments                                       -            13,903           -
                                                           --------       --------       --------
                                                               -              (991)          -
                                                           --------       --------       --------

Financing Activities:
    Additional long-term borrowings                            -           344,938           -
    Reductions of long-term debt                               -           (63,179)          -
    Issuances of common stock                               159,562          7,389         13,238
    Repurchases of common stock                                -           (88,597)       (20,651)
    Repurchases of trust preferred securities                (1,052)          -              -
    Cash dividends paid                                     (71,553)       (78,199)       (79,457)
                                                           --------       --------       --------
                                                             86,957        122,352        (86,870)
                                                           --------       --------       --------

Net Decrease in Cash and Short-term Investments                (205)        (5,165)       (19,113)

Cash and short-term investments at beginning
    of period                                                 1,612          6,777         25,890
                                                           --------       --------       --------
Cash and short-term investments at end
    of period                                              $  1,407       $  1,612       $  6,777
                                                           ========       ========       ========

(*) The Parent Only Financial Statements include the accounts of AFG and its predecessor, AFC Holding Company, a wholly-owned subsidiary.

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                       THREE YEARS ENDED DECEMBER 31, 2000
                                  (IN MILLIONS)


     ---------------------------------------------------------------------------
        COLUMN A       COLUMN B        COLUMN C        COLUMN D     COLUMN E
     ---------------------------------------------------------------------------
                                          (a)
                                     RESERVES FOR
                       DEFERRED     UNPAID CLAIMS        (b)
       AFFILIATION      POLICY        AND CLAIMS       DISCOUNT        (c)
          WITH       ACQUISITION      ADJUSTMENT     DEDUCTED IN    UNEARNED
       REGISTRANT        COSTS         EXPENSES        COLUMN C     PREMIUMS
     ---------------------------------------------------------------------------
     CONSOLIDATED PROPERTY-CASUALTY ENTITIES

         2000             $275           $4,516           $33        $1,414
                          ====           ======           ===        ======

         1999             $254           $4,795           $30        $1,326
                          ====           ======           ===        ======

       ---------------------------------------------------------------------------------------------------
        COLUMN F       COLUMN G               COLUMN H             COLUMN I       COLUMN J      COLUMN K
       ---------------------------------------------------------------------------------------------------
                                           CLAIMS AND CLAIM
                                          ADJUSTMENT EXPENSES     AMORTIZATION       PAID
                                          INCURRED RELATED TO     OF DEFERRED       CLAIMS
                          NET                                       POLICY        AND CLAIM
         EARNED       INVESTMENT           CURRENT     PRIOR      ACQUISITION     ADJUSTMENT     PREMIUMS
        PREMIUMS        INCOME              YEARS      YEARS         COSTS         EXPENSES       WRITTEN
       ---------------------------------------------------------------------------------------------------

 2000    $2,495          $298             $2,056       ($ 60)        $560          $1,841         $2,638
         ======          ====             ======        ====         ====          ======         ======

 1999    $2,211          $292             $1,691       ($ 74)        $498          $1,766         $2,263
         ======          ====             ======        ====         ====          ======         ======

 1998    $2,699          $325             $2,059        $156         $589          $1,995         $2,471
         ======          ====             ======        ====         ====          ======         ======

  (a) Grossed up for reinsurance recoverables of $1,324 and $1,571 at December 31, 2000 and 1999, respectively.
  (b)   Discounted at approximately 8%.
  (c) Grossed up for prepaid reinsurance premiums of $267 and $320 at December 31, 2000 and 1999, respectively.

                                   Signatures
                                   ----------

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

                                           American Financial Group, Inc.


Signed:  March 28, 2001                    BY:s/CARL H. LINDNER
                                              -----------------------------
                                                Carl H. Lindner
                                                Chairman of the Board and
                                                  Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                   Capacity                          Date
      ---------                   --------                          ----
s/CARL H. LINDNER            Chairman of the Board             March 28, 2001
-----------------------         of Directors
  Carl H. Lindner

s/THEODORE H. EMMERICH       Director*                         March 28, 2001
-----------------------
  Theodore H. Emmerich

s/JAMES E. EVANS             Director                          March 28, 2001
-----------------------
  James E. Evans

s/THOMAS M. HUNT             Director*                         March 28, 2001
-----------------------
  Thomas M. Hunt

s/CARL H. LINDNER III        Director                          March 28, 2001
-----------------------
  Carl H. Lindner III

s/KEITH E. LINDNER           Director                          March 28, 2001
-----------------------
  Keith E. Lindner

s/S. CRAIG LINDNER           Director                          March 28, 2001
-----------------------
  S. Craig Lindner

s/WILLIAM R. MARTIN          Director*                         March 28, 2001
-----------------------
  William R. Martin

s/FRED J. RUNK               Senior Vice President and         March 28, 2001
-----------------------        Treasurer (principal
  Fred J. Runk                 financial and accounting officer)

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

          Management Contracts:
 10(a)       Stock Option Plan, filed as Exhibit 10(a) to AFG's
             Form 10-K for 1998.                                         (*)

 10(b) Form of stock option agreements, filed as Exhibit 10(b) to AFG's Form 10-K for 1998. (*)

 10(c)       2000 Annual Bonus Plan.                                     -----

 10(d)       Nonqualified Auxiliary RASP, filed as Exhibit 10(d) to AFG's
             Form 10-K for 1998.                                         (*)

 10(e)       Retirement program for outside directors, filed as Exhibit
             10(e) to AFG's Form 10-K for 1995.                          (*)

 10(f) Directors' Compensation Plan, filed as Exhibit 10(f) to AFG's Form 10-K for 1995. (*)

 10(g) Deferred Compensation Plan, filed as Exhibit 10 to AFG's Registration Statement on Form S-8 on December 2, 1999.
(*)

 12       Computation of ratios of earnings
          to fixed charges.                                              -----

 21       Subsidiaries of the Registrant.                                -----

 23       Consent of independent auditors.                               -----



   (*)     Incorporated herein by reference.