Form 10-Q
period 2001-03-31
AMERICAN FINANCIAL GROUP INC
filed 2001-05-11
CIK 1042046

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarterly Period Ended                              Commission File
March 31, 2001                                              No. 1-13653



                         AMERICAN FINANCIAL GROUP, INC.




Incorporated under                                          IRS Employer I.D.
the Laws of Ohio                                            No. 31-1544320


                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121






      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      As of May 1, 2001, there were 67,840,464 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.











                                  Page 1 of 19
-------------------------------------------------------------------------------

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                              March 31,     December 31,
                                                                  2001             2000
                                                           -----------      -----------
Assets:
   Cash and short-term investments                         $   210,948      $   438,670
   Investments:
     Fixed maturities - at market
       (amortized cost - $10,355,240 and $10,148,348)       10,526,540       10,164,648
     Other stocks - at market
       (cost - $175,708 and $174,959)                          308,208          385,359
     Investment in investee corporations                        23,996           23,996
     Policy loans                                              212,005          213,469
     Real estate and other investments                         253,229          273,994
                                                           -----------      -----------
         Total investments                                  11,323,978       11,061,466

   Recoverables from reinsurers and prepaid
     reinsurance premiums                                    1,940,462        1,845,171
   Agents' balances and premiums receivable                    706,746          700,215
   Deferred acquisition costs                                  782,939          763,097
   Other receivables                                           253,649          240,731
   Variable annuity assets (separate accounts)                 472,902          533,655
   Prepaid expenses, deferred charges and other assets         489,969          513,616
   Cost in excess of net assets acquired                       324,603          318,920
                                                           -----------      -----------

                                                           $16,506,196      $16,415,541
                                                           ===========      ===========

Liabilities and Capital:
   Unpaid losses and loss adjustment expenses              $ 4,504,618      $ 4,515,561
   Unearned premiums                                         1,482,400        1,414,492
   Annuity benefits accumulated                              5,549,650        5,543,683
   Life, accident and health reserves                          598,133          599,360
   Long-term debt:
     Holding companies                                         566,977          584,869
     Subsidiaries                                              192,492          195,087
   Variable annuity liabilities (separate accounts)            472,902          533,655
   Accounts payable, accrued expenses and other
     liabilities                                             1,030,935          972,271
                                                           -----------      -----------
         Total liabilities                                  14,398,107       14,358,978

   Minority interest                                           518,784          508,033

   Shareholders' Equity:
     Common Stock, no par value
       - 200,000,000 shares authorized
       - 67,834,556 and 67,410,091 shares outstanding           67,835           67,410
     Capital surplus                                           905,840          898,066
     Retained earnings                                         438,730          442,454
     Unrealized gain on marketable securities, net             176,900          140,600
                                                           -----------      -----------
         Total shareholders' equity                          1,589,305        1,548,530
                                                           -----------      -----------

                                                           $16,506,196      $16,415,541
                                                           ===========      ===========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                      (In Thousands, Except Per Share Data)


                                                              Three months ended
                                                                   March 31,
                                                            -----------------------
                                                                2001           2000
                                                                ----           ----
Income:
    Property and casualty insurance premiums                $644,723       $572,137
    Life, accident and health premiums                        69,158         49,919
    Investment income                                        208,552        208,890
    Realized losses on sales of:
      Securities                                              (6,881)        (1,433)
      Subsidiaries                                            (1,586)          -
    Other income                                              58,284         54,632
                                                            --------       --------
                                                             972,250        884,145

Costs and Expenses:
    Property and casualty insurance:
      Losses and loss adjustment expenses                    496,216        417,651
      Commissions and other underwriting expenses            184,974        178,432
    Annuity benefits                                          69,264         66,161
    Life, accident and health benefits                        54,083         36,724
    Interest charges on borrowed money                        16,800         16,026
    Other operating and general expenses                     110,065         98,544
                                                            --------       --------
                                                             931,402        813,538
                                                            --------       --------

Operating earnings before income taxes                        40,848         70,607
Provision for income taxes                                    14,432         23,161
                                                            --------       --------

Net operating earnings                                        26,416         47,446

Minority interest expense, net of tax                         (9,952)        (9,896)
Equity in net earnings (losses) of investees,
    net of tax                                                (3,334)         7,175
                                                            --------       --------

Net Earnings                                                $ 13,130       $ 44,725
                                                            ========       ========

Earnings per Common Share:
    Basic                                                       $.19           $.76
                                                                ====           ====
    Diluted                                                     $.19           $.76
                                                                ====           ====

Average number of Common Shares:
    Basic                                                     67,510         58,466
    Diluted                                                   67,933         58,545

Cash dividends per Common Share                                 $.25           $.25

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                Common Stock                      Unrealized
                                                     Common      and Capital     Retained        Gain (Loss)
                                                     Shares          Surplus     Earnings      on Securities             Total
                                                 ----------     ------------     --------      -------------        ----------
Balance at January 1, 2001                       67,410,091         $965,476     $442,454           $140,600        $1,548,530

  Net earnings                                         -                -          13,130               -               13,130
  Change in unrealized                                 -                -            -                36,300            36,300
                                                                                                                    ----------
    Comprehensive income                                                                                                49,430

  Dividends on Common Stock                            -                -         (16,854)              -              (16,854)
  Shares issued:
    Exercise of stock options                        22,842              491         -                  -                  491
    Employee stock purchase plan                     15,022              385         -                  -                  385
    Retirement plan contributions                   385,277            9,149         -                  -                9,149
    Directors fees paid in stock                        996               24         -                  -                   24
  Tax effect of intercompany dividends                 -              (1,600)        -                  -               (1,600)
  Other                                                 328             (250)        -                  -                 (250)
                                                 ----------         --------     --------           --------        ----------

Balance at March 31, 2001                        67,834,556         $973,675     $438,730           $176,900        $1,589,305
                                                 ==========         ========     ========           ========        ==========






Balance at January 1, 2000                       58,419,952         $800,640     $557,538           ($18,200)       $1,339,978

  Net earnings                                         -                -          44,725               -               44,725
  Change in unrealized                                 -                -            -               (23,000)          (23,000)
                                                                                                                    ----------
    Comprehensive income                                                                                                21,725

  Dividends on Common Stock                            -                -         (14,607)              -              (14,607)
  Shares issued:
    Employee stock purchase plan                     22,945              527         -                  -                  527
    Retirement plan contributions                    99,716            2,119         -                  -                2,119
    Directors fees paid in stock                        930               24         -                  -                   24
  Tax effect of intercompany dividends                 -              (1,600)        -                  -               (1,600)
  Repurchase of trust preferred securities             -                -             156               -                  156
  Other                                                -                  91         -                  -                   91
                                                 ----------         --------     --------            -------        ----------

Balance at March 31, 2000                        58,543,543         $801,801     $587,812           ($41,200)       $1,348,413
                                                 ==========         ========     ========            =======        ==========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                     Three months ended
                                                                           March 31,
                                                                   -----------------------
                                                                       2001           2000
                                                                       ----           ----
Operating Activities:
    Net earnings                                                   $ 13,130       $ 44,725
    Adjustments:
      Equity in net (earnings) losses of investees                    3,334         (7,175)
      Depreciation and amortization                                  36,574         30,580
      Annuity benefits                                               69,264         66,161
      Changes in reserves on assets                                   4,637          1,088
      Realized gains on investing activities                         (6,840)        (7,611)
      Deferred annuity and life policy acquisition costs            (35,551)       (33,668)
      Decrease in reinsurance and other receivables                     797        124,728
      Decrease (increase) in other assets                           (19,934)        13,844
      Increase (decrease) in insurance claims and reserves           74,616        (50,957)
      Increase in other liabilities                                  35,660          4,542
      Increase (decrease) in minority interest                        4,260         (1,515)
      Other, net                                                      3,491         (1,215)
                                                                   --------       --------
                                                                    183,438        183,527
                                                                   --------       --------
Investing Activities:
    Purchases of and additional investments in:
      Fixed maturity investments                                   (544,186)      (601,115)
      Equity securities                                              (2,571)       (14,786)
      Real estate, property and equipment                           (13,278)       (18,935)
    Maturities and redemptions of fixed maturity
      investments                                                   131,547        154,704
    Sales of:
      Fixed maturity investments                                    194,182        227,797
      Equity securities                                               4,679         19,265
      Subsidiaries                                                   22,000           -
      Real estate, property and equipment                            24,562          1,504
    Cash and short-term investments of former
      subsidiaries                                                 (132,858)          -
    Decrease (increase) in other investments                           (673)         5,486
                                                                   --------       --------
                                                                   (316,596)      (226,080)
                                                                   --------       --------
Financing Activities:
    Fixed annuity receipts                                          126,223        126,416
    Annuity surrenders, benefits and withdrawals                   (186,921)      (192,820)
    Net transfers from (to) variable annuity assets                   2,929        (21,453)
    Additional long-term borrowings                                  26,842         44,091
    Reductions of long-term debt                                    (47,601)          (610)
    Issuances of Common Stock                                           818            448
    Repurchases of trust preferred securities                          -            (2,313)
    Cash dividends paid                                             (16,854)       (14,607)
                                                                   --------       --------
                                                                    (94,564)       (60,848)
                                                                   --------       --------

Net Decrease in Cash and Short-term Investments                    (227,722)      (103,401)

Cash and short-term investments at beginning
    of period                                                       438,670        390,630
                                                                   --------       --------

Cash and short-term investments at end of period                   $210,948       $287,229
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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

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

            VARIABLE ANNUITY ASSETS AND LIABILITIES Separate accounts related to variable annuities represent deposits invested in underlying investment funds on which Great American Financial Resources, Inc. ("GAFRI"), an 83%-owned subsidiary, earns a fee. The investment funds are selected and may be changed only by the policyholder.
                                        7

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

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

      EARNINGS PER SHARE Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes 423,000 shares in 2001 and 79,000 shares in 2000 representing the dilutive effect of common stock options.

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

B.    SALE OF SUBSIDIARIES

      JAPANESE DIVISION In December 2000, AFG agreed to sell its Japanese property and casualty division to Mitsui Marine & Fire Insurance Company of America for approximately $22 million in cash and recorded a $10.7 million pretax loss on the sale. Upon completion of the sale in March 2001, AFG realized an additional pretax loss of $1.6 million and deferred a gain of approximately $21 million on ceded insurance which is being recognized over the estimated settlement period (weighted average of 4 years) of the ceded claims. At the same time, a reinsurance agreement under which Great American Insurance ceded a portion of its pool of insurance to Mitsui was terminated. The Japanese division generated net written premiums of approximately $60 million per year to Great American while Great American ceded approximately $45 million per year to Mitsui.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

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

                                                                Three months ended
                                                                     March 31,
                                                              ----------------------
                                                                  2001          2000
                                                                  ----          ----
         Revenues (a)
         Property and casualty insurance:
             Premiums earned:
               Personal                                       $327,632      $297,313
               Specialty                                       316,307       274,823
               Other lines - primarily discontinued                784             1
                                                              --------      --------
                                                               644,723       572,137
             Investment and other income                       107,335       121,167
                                                              --------      --------
                                                               752,058       693,304
         Annuities and life (b)                                217,030       187,337
         Other                                                   3,162         3,504
                                                              --------      --------
                                                              $972,250      $884,145
                                                              ========      ========

         Operating Profit (Loss)
         Property and casualty insurance:
             Underwriting:
               Personal                                      ($ 27,782)     ($10,933)
               Specialty                                        (2,230)      (10,498)
               Other lines - primarily discontinued             (6,455)       (2,515)
                                                              --------      --------
                                                               (36,467)      (23,946)
             Investment and other income                        75,202        84,525
                                                              --------      --------
                                                                38,735        60,579
         Annuities and life                                     30,123        27,514
         Other (c)                                             (28,010)      (17,486)
                                                              --------      --------
                                                              $ 40,848      $ 70,607
                                                              ========      ========

         (a) Revenues include sales of products and services as well as other income earned by the respective segments.
         (b)    Represents primarily investment income.
         (c)    Includes holding company expenses.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

D. INVESTEE CORPORATIONS Investment in investee corporations reflects AFG's ownership of 24 million shares (33%) of Chiquita common stock. The market value of this investment was $31 million and $24 million at March 31, 2001 and December 31, 2000, respectively. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita follows (in millions):

                                                   Three months ended March 31,
                                                            2001           2000
                                                            ----           ----
         Net Sales                                          $577           $658
         Operating Income                                     38             68
         Net Income                                            4             35
         Net Income Attributed to Common Shares                0.4           31

      In January 2001, Chiquita announced a restructuring initiative that included discontinuing all interest and principal payments on its public debt. If successful, the restructuring would result in the conversion of a significant portion of Chiquita's $862 million in public debt into common equity. Although the intended restructuring would not impact Chiquita's day-to-day operations, it would adversely affect the holders of its stock, including AFG.

      START-UP MANUFACTURING BUSINESSES Since 1998, AFG subsidiaries have made loans to two start-up manufacturing businesses which were previously owned by unrelated third-parties. During 2000, the former owners chose to forfeit their equity interests to AFG rather than invest additional capital. In the fourth quarter of 2000, AFG sold the equity interests to a group of employees for nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of debt owed to AFG subsidiaries, the sale was not recognized as a divestiture for accounting purposes. Assets of the businesses transferred (approximately $55 million at March 31, 2001 and December 31, 2000) are included in other assets; liabilities of the businesses transferred (approximately $7 million at March 31, 2001 and December 31, 2000, after elimination of loans from AFG subsidiaries) are included in other liabilities. AFG's equity in the losses of these two companies during the first quarter of 2001 of $3.3 million is included in investee losses in the statement of earnings.

E. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                                     March 31,      December 31,
                                                                         2001              2000
                                                                     --------       -----------
            Holding Companies:
               AFG 7-1/8% Senior Debentures due April 2009           $300,976          $300,931
               AFG 7-1/8% Senior Debentures due December 2007          79,600            79,600
               AFC notes payable under bank line                      160,000           178,000
               APU 10-7/8% Subordinated Notes due May 2011             11,597            11,611
               Other                                                   14,804            14,727
                                                                     --------          --------

                                                                     $566,977          $584,869
                                                                     ========          ========
            Subsidiaries:
               GAFRI 6-7/8% Senior Notes due June 2008               $100,000          $100,000
               GAFRI notes payable under bank line                     53,100            48,500
               Notes payable secured by real estate                    24,396            31,201
               Other                                                   14,996            15,386
                                                                     --------          --------

                                                                     $192,492          $195,087
                                                                     ========          ========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

      At March 31, 2001, sinking fund and other scheduled principal payments on debt for the balance of 2001 and the subsequent five years were as follows (in millions):
                           Holding
                         Companies        Subsidiaries             Total
                         ---------        ------------            ------
            2001            $  1.4               $ 1.0            $  2.4
            2002             170.4                 1.5             171.9
            2003               -                   1.5               1.5
            2004               -                  61.5              61.5
            2005               -                  10.0              10.0
            2006               -                    .7                .7

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

F. MINORITY INTEREST Minority interest in AFG's balance sheet is comprised of the following (in thousands):

                                                          March 31,     December 31,
                                                              2001             2000
                                                          --------      -----------
            Interest of noncontrolling shareholders
              in subsidiaries' common stock               $129,967         $119,216
            Preferred securities issued by
              subsidiary trusts                            316,663          316,663
            AFC preferred stock                             72,154           72,154
                                                          --------         --------

                                                          $518,784         $508,033
                                                          ========         ========

      PREFERRED SECURITIES Wholly-owned subsidiary trusts of AFG and GAFRI have issued preferred securities and, in turn, purchased a like amount of subordinated debt which provides interest and principal payments to fund the respective trusts' obligations. The preferred securities must be redeemed upon maturity or redemption of the subordinated debt. AFG and GAFRI effectively provide unconditional guarantees of their respective trusts' obligations.

      The preferred securities consisted of the following (in thousands):

      Date of                                                 March 31,     December 31,      Optional
      Issuance            Issue (Maturity Date)                   2001             2000       Redemption Dates
      -------------       ------------------------            --------      -----------       ----------------------
      October 1996        AFCH 9-1/8% TOPrS (2026)             $98,750          $98,750       On or after 10/22/2001
      November 1996       GAFRI 9-1/4% TOPrS (2026)             72,913           72,913       On or after 11/7/2001
      March 1997          GAFRI 8-7/8% Pfd   (2027)             70,000           70,000       On or after 3/1/2007
      May 1997            GAFRI 7-1/4% ROPES (2041)             75,000           75,000       After 9/28/2001

      AFC PREFERRED STOCK AFC's Preferred Stock is voting, cumulative, and consists of the following:

            SERIES J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at March 31, 2001 and December 31, 2000.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                          Three months ended
                                                               March 31,
                                                         --------------------
                                                           2001          2000
                                                           ----          ----
            Interest of noncontrolling shareholders
              in earnings of subsidiaries                $4,131        $3,971
            Accrued distributions by subsidiaries
              on preferred securities:
                Trust issued securities, net of tax       4,378         4,482
                AFC preferred stock                       1,443         1,443
                                                         ------        ------

                                                         $9,952        $9,896
                                                         ======        ======

G. SHAREHOLDERS' EQUITY At March 31, 2001, there were 67,834,556 shares of AFG Common Stock outstanding, including 1,363,192 shares held by American Premier for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of American Premier's predecessor, The Penn Central Corporation. Shares being held for distribution are not eligible to vote but otherwise are accounted for as issued and outstanding. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

      At March 31, 2001, there were 6.8 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 6.3 million shares outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. All options expire ten years after the date of grant.

      The change in unrealized gain (loss) on marketable securities for the three months ended March 31 included the following (in millions):

                                                                                   Minority
                                                       Pretax         Taxes        Interest           Net
                                                       ------         -----        --------          -----
                       2001
      ----------------------------------------
      Unrealized holding gains on securities
        arising during the period                       $59.0         ($20.6)         ($6.4)          $32.0
      Reclassification adjustment for
        realized losses included in net income            6.9           (2.4)           (.2)            4.3
                                                        -----          -----           ----           -----
      Change in unrealized gain on
        marketable securities, net                      $65.9         ($23.0)         ($6.6)          $36.3
                                                        =====          =====           ====           =====

                       2000
      ----------------------------------------
      Unrealized holding losses on securities
        arising during the period                      ($40.3)         $14.5           $2.2          ($23.6)
      Reclassification adjustment for
        realized losses included in net income            1.4            (.5)           (.3)             .6
                                                        -----          -----           ----           -----
      Change in unrealized gain (loss) on
        marketable securities, net                     ($38.9)         $14.0           $1.9          ($23.0)
                                                        =====          =====           ====           =====

H. COMMITMENTS AND CONTINGENCIES There have been no significant changes to the matters discussed and referred to in Note L "Commitments and Contingencies" of AFG's Annual Report on Form 10-K for 2000.

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

      IT INITIATIVE In 1999, AFG initiated an enterprise-wide study of its information technology ("IT") resources, needs and opportunities. The initiative entails extensive effort and costs. While the costs precede the expected savings, management believes the benefits in efficiencies and effectiveness will exceed the costs incurred, all of which have been and will be funded through available working capital.

      FORWARD-LOOKING STATEMENTS The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "intends", "plans", "estimates", "anticipates" or the negative version of those words or other comparable terminology. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

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

      LIQUIDITY AND CAPITAL RESOURCES

      Ratios AFG's debt to total capital ratio (at the parent holding company level) was approximately 24% at March 31, 2001 and 25% at December 31, 2000. AFG's ratio of earnings to fixed charges (on a total enterprise basis) was 2.06 for the first three months of 2001 and 1.63 for the entire year of 2000.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------


      SOURCES OF FUNDS Management believes the parent holding companies have sufficient resources to meet their liquidity requirements, primarily through funds generated by their subsidiaries' operations. If funds provided by subsidiaries through dividends and tax payments are insufficient to meet fixed charges in any period, the holding companies would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

      AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. This credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. There was $160 million borrowed under the line at March 31, 2001 and $212 million at May 1, 2001.

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

      INVESTMENTS Approximately 92% of the fixed maturities held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at March 31, 2001. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

      AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

      RESULTS OF OPERATIONS

      GENERAL Pretax operating earnings for the first quarter of 2001 were $40.8 million compared to $11.2 million for the fourth quarter of 2000 and $70.6 million for the first quarter of 2000. Pretax operating earnings improved compared to the fourth quarter of 2000 due primarily to decreased realized losses and improved underwriting results. The decrease in pretax operating earnings compared to the first quarter of 2000 reflects a decline in the Personal group's underwriting results and increased realized losses.

      Many investors and analysts focus on "core earnings" of companies, setting aside certain items included in net earnings. Such "core earnings" for AFG, consisting of net earnings adjusted to exclude (i) realized gains (losses), (ii) equity in investee earnings (losses) and (iii) a fourth quarter 2000 accounting change were $21.8 million ($.32 per share, diluted) in the first quarter of 2001 compared to $14.3 million ($.24 per share) in the fourth quarter of 2000 and $38.3 million ($.65 per share) in the first quarter of 2000.

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

      Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                            Three months ended
                                                                 March 31,
                                                           --------------------
                                                             2001         2000
                                                             ----         ----
            Net Written Premiums (GAAP)
              Personal                                     $370.5       $349.8
              Specialty                                     356.6(a)     297.7
              Other lines                                      -            -
                                                           ------       ------
                                                           $727.1       $647.5
                                                           ======       ======

            Combined Ratios (GAAP)(b)
            ----------------------
              Personal                                      108.5%       103.7%
              Specialty                                     100.6        103.8
              Aggregate (including discontinued lines)      105.6        104.2

            (a) Before a reduction of $29.7 million for unearned premium transfer related to the sale of the Japanese division.

            (b)    Combined ratios for the fourth quarter of 2000 were: Personal
                   - 111.0%, Specialty - 104.3%, Aggregate - 106.1%. Combined ratios for the entire year of 2000 were: Personal - 108.6%, Specialty - 107.9%, Aggregate - 108.0%.

      PERSONAL The Personal group's increase in net written premiums reflects the impact of significant rate increases implemented primarily in the second half of 2000, partially offset by lower business volume. The combined ratio improved compared to the 2000 fourth quarter due primarily to the impact of these rate

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------


      increases. The increase in the combined ratio compared to the first quarter of 2000 reflects the impact of inadequate rates on policies written during the first part of 2000. To further improve underwriting results, AFG implemented rate increases averaging 5% in the first quarter of 2001 and expects rate increases to be in excess of 10% by the end of 2001.

      SPECIALTY The Specialty group's increase in net written premiums reflects the impact of rate increases implemented in 2000 and 2001 and the realization of growth opportunities in certain commercial markets. In its California workers' compensation business, AFG implemented rate increases averaging 40% on renewals in the first quarter 2001 and expects rate increases of at least 30% on renewals in this business during the second quarter. Rate increases implemented in the other specialty operations averaged 17% for the first quarter of 2001. The improvement in the combined ratio compared to both the fourth and first quarters of 2000 reflects the impact of these rate increases. Excluding the California workers' compensation business, the Specialty group's combined ratio for the first quarter of 2001 was 98.0%.

      LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS The increase in life, accident and health premiums and benefits is due primarily to increased sales of supplemental health insurance products.

      REAL ESTATE OPERATIONS AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's statement of earnings as shown below (in millions).

                                                     Three months ended
                                                            March 31,
                                                     ------------------
                                                       2001        2000
                                                       ----        ----
         Other income                                 $32.0       $17.9
         Other operating and general expenses          15.0        14.3
         Interest charges on borrowed money              .7          .7
         Minority interest expense, net                 1.9          .2

      Other income includes net pretax gains on the sale of real estate assets of $15.3 million in the first quarter of 2001 and $2.1 million in the first quarter of 2000.

      OTHER INCOME Other income increased $3.7 million (7%) in the first quarter of 2001 compared to 2000 due primarily to increased income from the sale of real estate which exceeded income from the sale of operating assets and lease residuals in the first quarter of 2000.

      Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

      Under Statement of Financial Accounting Standards ("SFAS") No. 133, which was adopted as of October 1, 2000, warrants to purchase common stock of publicly traded companies are generally considered derivatives and marked to market through current earnings as realized gains and losses. Realized losses on sales of securities includes $.8 million in losses recognized during the first quarter of 2001 to adjust the carrying value of AFG's investment in warrants to market value at March 31, 2001.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------


      LOSS ON SALE OF SUBSIDIARIES In 2001, AFG recognized a $1.6 million pretax loss representing an adjustment to the fourth quarter 2000 loss recorded on the sale of its Japanese division.

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

      GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities due to an increase in the market index will be substantially offset by unrealized gains on the call options. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had virtually no net effect on annuity benefits during the first quarter of 2001.

      OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses increased $11.5 million (12%) in the first quarter of 2001 compared to the first quarter of 2000 due primarily to increased expenses associated with the IT initiative and slightly higher holding company expenses.

      INVESTEE CORPORATIONS For 2001, equity in earnings (losses) of investee corporations represents losses of two start-up manufacturing businesses. Equity in net earnings (losses) of investees in 2000 represents AFG's proportionate share of Chiquita's earnings. Chiquita reported net income of $.01 per share for the first quarter of 2001 and $.46 per share for the first quarter of 2000.


           -----------------------------------------------------------




                                     ITEM 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
             ------------------------------------------------------

      As of March 31, 2001, there were no material changes to the information provided in AFG's Form 10-K for 2000 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K
                        --------------------------------


(a) Exhibits:  none

(b) Reports on Form 8-K:  none





             -----------------------------------------------------





                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.



                                    American Financial Group, Inc.




May 11, 2001                        BY:   Fred J. Runk
                                          -----------------------------------
                                          Fred J. Runk
                                          Senior Vice President and Treasurer