Form 10-Q
period 2001-06-30
AMERICAN FINANCIAL GROUP INC
filed 2001-08-14
CIK 1042046

----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarterly Period Ended                       Commission File
June 30, 2001                                        No. 1-13653



                         AMERICAN FINANCIAL GROUP, INC.




Incorporated under                                   IRS Employer I.D.
the Laws of Ohio                                     No. 31-1544320


                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121






      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      As of August 1, 2001, there were 68,018,269 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

----------------------------------------------------------------------------











                                  Page 1 of 21
----------------------------------------------------------------------------

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                                June 30,       December 31,
                                                                   2001               2000
                                                             ----------        -----------

Assets:
   Cash and short-term investments                          $   288,412        $   438,670
   Investments:
     Fixed maturities - at market
       (amortized cost - $10,424,266 and $10,148,348)        10,513,266         10,164,648
     Other stocks - at market
       (cost - $195,896 and $174,959)                           365,696            385,359
     Investment in investee corporations                           -                23,996
     Policy loans                                               210,721            213,469
     Real estate and other investments                          249,292            273,994
                                                            -----------        -----------
         Total investments                                   11,338,975         11,061,466

   Recoverables from reinsurers and prepaid
     reinsurance premiums                                     1,971,791          1,845,171
   Agents' balances and premiums receivable                     743,162            700,215
   Deferred acquisition costs                                   801,543            763,097
   Other receivables                                            267,951            240,731
   Variable annuity assets (separate accounts)                  530,710            533,655
   Prepaid expenses, deferred charges and other assets          489,967            513,616
   Cost in excess of net assets acquired                        321,014            318,920
                                                            -----------        -----------

                                                            $16,753,525        $16,415,541
                                                            ===========        ===========

Liabilities and Capital:
   Unpaid losses and loss adjustment expenses               $ 4,576,306        $ 4,515,561
   Unearned premiums                                          1,501,957          1,414,492
   Annuity benefits accumulated                               5,603,648          5,543,683
   Life, accident and health reserves                           601,951            599,360
   Long-term debt:
     Holding companies                                          603,491            584,869
     Subsidiaries                                               172,655            195,087
   Variable annuity liabilities (separate accounts)             530,710            533,655
   Accounts payable, accrued expenses and other
     liabilities                                              1,083,729            972,271
                                                            -----------        -----------
         Total liabilities                                   14,674,447         14,358,978

   Minority interest                                            516,910            508,033

   Shareholders' Equity:
     Common Stock, no par value
       - 200,000,000 shares authorized
       - 68,012,391 and 67,410,091 shares outstanding            68,012             67,410
     Capital surplus                                            909,166            898,066
     Retained earnings                                          427,990            442,454
     Unrealized gain on marketable securities, net              157,000            140,600
                                                            -----------        -----------
         Total shareholders' equity                           1,562,168          1,548,530
                                                            -----------        -----------

                                                            $16,753,525        $16,415,541
                                                            ===========        ===========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                      (In Thousands, Except Per Share Data)


                                                  Three months ended             Six months ended
                                                       June 30,                      June 30,
                                                 ---------------------      -------------------------
                                                     2001         2000            2001           2000
                                                     ----         ----            ----           ----
Income:
    Property and casualty insurance
      premiums                                   $679,563     $623,721      $1,324,286     $1,195,858
    Life, accident and health premiums             70,533       49,704         139,691         99,623
    Investment income                             215,764      209,425         424,316        418,315
    Realized gains (losses) on:
      Securities                                  (26,425)      (3,907)        (33,306)        (5,340)
      Subsidiaries                                   -          25,000          (1,586)        25,000
    Other income                                   53,804       55,187         112,088        109,819
                                                 --------     --------      ----------     ----------
                                                  993,239      959,130       1,965,489      1,843,275

Costs and Expenses:
    Property and casualty insurance:
      Losses and loss adjustment expenses         526,411      483,497       1,022,627        901,148
      Commissions and other underwriting
        expenses                                  192,902      182,573         377,876        361,005
    Annuity benefits                               70,716       79,727         139,980        145,888
    Life, accident and health benefits             52,211       36,885         106,294         73,609
    Interest charges on borrowed money             14,159       16,799          30,959         32,825
    Other operating and general expenses          116,718      132,186         226,783        230,730
                                                 --------     --------      ----------     ----------
                                                  973,117      931,667       1,904,519      1,745,205
                                                 --------     --------      ----------     ----------

Operating earnings before income taxes             20,122       27,463          60,970         98,070
Provision for income taxes                          3,173        7,201          17,605         30,362
                                                 --------     --------      ----------     ----------

Net operating earnings                             16,949       20,262          43,365         67,708
Minority interest expense, net of tax              (8,366)      (5,964)        (18,318)       (15,860)
Equity in net earnings (losses) of
    investees, net of tax                          (2,313)       2,027          (5,647)         9,202
                                                 --------     --------      ----------     ----------

Net Earnings                                     $  6,270     $ 16,325      $   19,400     $   61,050
                                                 ========     ========      ==========     ==========

Earnings per Common Share:
    Basic                                            $.09         $.28            $.29          $1.04
    Diluted                                          $.09         $.28            $.28          $1.04

Average number of Common Shares:
    Basic                                          67,854       58,547          67,683         58,507
    Diluted                                        68,491       58,944          68,217         58,698

Cash dividends per Common Share                      $.25         $.25            $.50           $.50


                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                              Common Stock                   Unrealized
                                                   Common      and Capital     Retained     Gain (Loss)
                                                   Shares          Surplus     Earnings   on Securities          Total
                                               ----------     ------------     --------   -------------     ----------
Balance at January 1, 2001                     67,410,091         $965,476     $442,454        $140,600     $1,548,530

  Net earnings                                       -                -          19,400            -            19,400
  Change in unrealized                               -                -            -             16,400         16,400
                                                                                                             ---------
    Comprehensive income                                                                                        35,800

  Dividends on Common Stock                          -                -         (33,815)           -           (33,815)
  Shares issued:
    Exercise of stock options                      54,115            1,283         -               -             1,283
    Employee stock purchase plan                   27,576              714         -               -               714
    Retirement plan contributions                 521,777           13,032         -               -            13,032
    Directors fees paid in stock                    2,034               48         -               -                48
  Shares repurchased                               (3,533)             (51)         (49)           -              (100)
  Tax effect of intercompany dividends               -              (3,200)        -               -            (3,200)
  Other                                               331             (124)        -               -              (124)
                                               ----------         --------     --------        --------     ----------
Balance at June 30, 2001                       68,012,391         $977,178     $427,990        $157,000     $1,562,168
                                               ==========         ========     ========        ========     ==========



Balance at January 1, 2000                     58,419,952         $800,640     $557,538       ($ 18,200)    $1,339,978

  Net earnings                                       -                -          61,050            -            61,050
  Change in unrealized                               -                -            -            (93,300)       (93,300)
                                                                                                            ----------
    Comprehensive income (loss)                                                                                (32,250)

  Dividends on Common Stock                          -                -         (29,245)           -           (29,245)
  Shares issued:
    Exercise of stock options                      14,682              331         -               -               331
    Employee stock purchase plan                   38,270              940         -               -               940
    Retirement plan contributions                  99,716            2,119         -               -             2,119
    Directors fees paid in stock                    1,914               48         -               -                48
  Shares repurchased                              (41,044)            (562)        (579)           -            (1,141)
  Tax effect of intercompany dividends               -              (3,200)        -               -            (3,200)
  Repurchase of trust preferred securities           -                -             178            -               178
  Other                                              -                 (81)        -               -               (81)
                                               ----------         --------     --------        --------     ----------
Balance at June 30, 2000                       58,533,490         $800,235     $588,942       ($111,500)    $1,277,677
                                               ==========         ========     ========        ========     ==========

                                       4

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                             Six months ended
                                                                  June 30,
                                                           ---------------------
                                                                2001        2000
                                                                ----        ----
Operating Activities:
    Net earnings                                             $19,400    $ 61,050
    Adjustments:
      Equity in net (earnings) losses of investees             5,647      (9,202)
      Depreciation and amortization                           71,680      64,026
      Annuity benefits                                       139,980     145,888
      Realized (gains) losses on investing activities         10,167     (33,330)
      Deferred annuity and life policy acquisition costs     (73,530)    (70,617)
      Increase in reinsurance and other receivables          (77,271)    (34,508)
      Increase in other assets                               (27,385)    (58,323)
      Increase in insurance claims and reserves              169,679     170,303
      Increase (decrease) in other liabilities                71,156     (23,170)
      Increase (decrease) in minority interest                 6,186      (1,629)
      Other, net                                               9,421      (2,591)
                                                            --------    --------
                                                             325,130     207,897
                                                            --------    --------
Investing Activities:
    Purchases of and additional investments in:
      Fixed maturity investments                            (981,049)   (942,929)
      Equity securities                                       (2,907)    (20,126)
      Real estate, property and equipment                    (31,090)    (39,819)
    Maturities and redemptions of fixed maturity
      investments                                            337,280     348,447
    Sales of:
      Fixed maturity investments                             368,003     380,062
      Equity securities                                        9,148      30,678
      Subsidiaries                                            22,000        -
      Real estate, property and equipment                     43,456       4,810
    Cash and short-term investments of acquired
      (former) subsidiaries                                 (132,858)        259
    Decrease (increase) in investments                          (171)      2,337
                                                            --------    --------
                                                            (368,188)   (236,281)
                                                            --------    --------

Financing Activities:
    Fixed annuity receipts                                   271,827     251,100
    Annuity surrenders, benefits and withdrawals            (341,310)   (387,667)
    Net transfers to variable annuity assets                  (1,368)    (34,150)
    Additional long-term borrowings                           78,868     110,172
    Reductions of long-term debt                             (83,192)    (26,981)
    Issuances of Common Stock                                  1,790       1,004
    Repurchases of trust preferred securities                   -         (2,479)
    Cash dividends paid                                      (33,815)    (29,245)
                                                            --------    --------
                                                            (107,200)   (118,246)
                                                            --------    --------

Net Decrease in Cash and Short-term Investments             (150,258)   (146,630)

Cash and short-term investments at beginning
    of period                                                438,670     390,630
                                                            --------    --------

Cash and short-term investments at end of period            $288,412    $244,000
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

      INVESTMENTS All fixed maturity securities are considered "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal prepayments and adjusted to reflect actual prepayments.

      Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the carrying value of that investment is reduced.

      INVESTMENT IN INVESTEE CORPORATIONS Investments in securities of 20%- to 50%-owned companies are generally carried at cost, adjusted for AFG's proportionate share of their undistributed earnings or losses.

      Due to Chiquita's announced intention to pursue a plan to restructure its public debt, AFG wrote down its investment in Chiquita common stock to market value at December 31, 2000. In 2001, AFG suspended accounting for the investment under the equity method due to the expected restructuring.

      COST IN EXCESS OF NET ASSETS ACQUIRED The excess of cost of subsidiaries over AFG's equity in the underlying net assets ("goodwill") is being amortized over periods of 20 to 40 years.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

            REINSURANCE In the normal course of business, AFG's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, AFG's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFG's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. AFG's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding companies.

            DEFERRED ACQUISITION COSTS Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of new business are deferred ("DPAC"). For the property and casualty companies, DPAC is limited based upon recoverability without any consideration for anticipated investment income and is charged against income ratably over the terms of the related policies. DPAC related to annuities and universal life insurance products is amortized, with interest, in relation to the present value of expected gross profits on the policies. DPAC related to traditional life and health insurance is amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues.

            UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Earnings in the period in which determined.

      In response to a recent increase in asbestos and other environmental ("A&E") claims, AFG has begun a current review of such exposures. Any strengthening of reserves determined to be necessary will be recorded upon completion of the review. With the exception of the A&E claims, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

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

            POLICYHOLDER DIVIDENDS Dividends payable to policyholders are included in "Accounts payable, accrued expenses and other liabilities" and represent estimates of amounts payable on participating policies which share in favorable underwriting results. Estimates are accrued during the period in which premiums are earned. Changes in estimates are included in income in the period determined. Policyholder dividends do not become legal liabilities unless and until declared by the boards of directors of the insurance companies.

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

      INCOME TAXES AFC files consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. Because holders of AFC Preferred Stock hold in excess of 20% of AFC's voting rights, AFG (parent) and its direct subsidiary, AFC Holding Company ("AFC Holding" or "AFCH"), are not eligible to file consolidated returns with AFC, and therefore, file separately.

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

      BENEFIT PLANS AFG provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans contained in AFG's Retirement and Savings Plan. Under the retirement portion of the plan, company contributions are invested primarily in

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
      securities of AFG and affiliates. Under the savings portion of the plan, AFG matches a specific portion of employee contributions. Contributions to benefit plans are charged against earnings in the year for which they are declared.

      AFG and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFG also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period employees earn such benefits.

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

      EARNINGS PER SHARE Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: second quarter of 2001 and 2000 - 637,000 shares and 397,000 shares; six months of 2001 and 2000
      - 534,000 shares and 191,000 shares, respectively.

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

B.    SALE OF SUBSIDIARIES

      JAPANESE DIVISION In December 2000, AFG agreed to sell its Japanese property and casualty division to Mitsui Marine & Fire Insurance Company of America for $22 million in cash and recorded a $10.7 million pretax loss on the sale. Upon completion of the sale in March 2001, AFG realized an additional pretax loss of $1.6 million and deferred a gain of approximately $21 million on ceded insurance which is being recognized over the estimated settlement period (weighted average of 4 years) of the ceded claims. At the same time, a reinsurance agreement under which Great American Insurance ceded a portion of its pool of insurance to Mitsui was terminated. The Japanese division generated net written premiums of approximately $60 million per year to Great American while Great American ceded approximately $45 million per year to Mitsui.

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

C. SEGMENTS OF OPERATIONS AFG's property and casualty group is engaged primarily in private passenger automobile and specialty insurance businesses. The Specialty group includes a highly diversified group of specialty business units. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, fidelity and surety bonds, collateral protection, and umbrella and excess coverages. The Personal group writes nonstandard and preferred/standard private passenger auto and other personal insurance coverage. AFG's annuity, life and health business markets primarily retirement products as well as life and supplemental health insurance.

      The following table (in thousands) shows AFG's revenues and operating profit (loss) by significant business segment. Operating profit (loss) represents total revenues less operating expenses.

                                                            Three months ended           Six months ended
                                                                 June 30,                      June 30,
                                                           --------------------      ------------------------
                                                               2001        2000            2001          2000
                                                               ----        ----            ----          ----
         Revenues (a)
         Property and casualty insurance:
           Premiums earned:
             Specialty                                     $356,188    $307,388      $  672,495    $  582,211
             Personal                                       322,629     316,333         650,261       613,646
             Other lines - primarily
              discontinued                                      746        -              1,530             1
                                                           --------    --------      ----------    ----------
                                                            679,563     623,721       1,324,286     1,195,858
           Investment and other income                      106,440     129,311         213,775       250,478
                                                           --------    --------       ---------    ----------
                                                            786,003     753,032       1,538,061     1,446,336
         Annuities, life and health (b)                     202,562     195,945         419,592       383,282
         Other                                                4,674      10,153           7,836        13,657
                                                           --------    --------      ----------    ----------
                                                           $993,239    $959,130      $1,965,489    $1,843,275
                                                           ========    ========      ==========    ==========

         Operating Profit (Loss)
         Property and casualty insurance:
           Underwriting:
             Specialty                                    ($  4,609)  ($ 14,680)    ($    6,839)  ($   25,178)
             Personal                                       (35,795)    (26,392)        (63,577)      (37,325)
             Other lines - primarily
               discontinued                                     654      (1,277)         (5,801)       (3,792)
                                                           --------    --------      ----------    ----------
                                                            (39,750)    (42,349)        (76,217)      (66,295)
           Investment and other income                       69,147      93,482         144,349       178,007
                                                           --------    --------      ----------    ----------
                                                             29,397      51,133          68,132       111,712
         Annuities, life and health                          17,335      (2,209)         47,458        25,305
         Other (c)                                          (26,610)    (21,461)        (54,620)      (38,947)
                                                           --------    --------      ----------    ----------
                                                           $ 20,122    $ 27,463      $   60,970    $   98,070
                                                           ========    ========      ==========    ==========

         (a) Revenues include sales of products and services as well as other income earned by the respective segments.
         (b) Represents primarily investment income.
         (c) Includes holding company expenses.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

D. INVESTEE CORPORATIONS Investment in investee corporations reflects AFG's ownership of 24 million shares (33%) of Chiquita common stock. The market value of this investment was $24 million at December 31, 2000. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita for the six months ended June 30, 2000, follows (in millions):

         Net Sales                                      $1,260
         Operating Income                                  112
         Income before Extraordinary Item                   46
         Extraordinary Gain on Debt Prepayment               2
         Net Income                                         48
         Net Income Attributed to Common Shares             39

      In January 2001, Chiquita announced a restructuring initiative that included discontinuing all interest and principal payments on its public debt. A restructuring is expected to result in the conversion of a significant portion of Chiquita's $862 million in public debt into common equity. Although the expected restructuring would not impact Chiquita's day-to-day operations, it would adversely affect the holders of its stock, including AFG.

      START-UP MANUFACTURING BUSINESSES Since 1998, AFG subsidiaries have made loans to two start-up manufacturing businesses which were previously owned by unrelated third-parties. During 2000, the former owners chose to forfeit their equity interests to AFG rather than invest additional capital. In the fourth quarter of 2000, AFG sold the equity interests to a group of employees for nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of debt owed to AFG subsidiaries, the sale was not recognized as a divestiture for accounting purposes. Assets of the businesses transferred (approximately $55 million at June 30, 2001 and December 31, 2000) are included in other assets; liabilities of the businesses transferred (approximately $7 million at June 30, 2001 and December 31, 2000, after elimination of loans from AFG subsidiaries) are included in other liabilities. AFG's equity in the losses of these two companies ($2.3 million in the second quarter and $5.6 million in the first six months of
      2001) is included in investee losses in the statement of earnings.

E. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                                 June 30,    December 31,
                                                                    2001            2000
                                                                --------     -----------
            Holding Companies:
               AFG 7-1/8% Senior Debentures due April 2009      $301,020        $300,931
               AFG 7-1/8% Senior Debentures due December 2007     79,600          79,600
               AFC notes payable under bank line                 197,000         178,000
               APU 10-7/8% Subordinated Notes due May 2011        11,584          11,611
               Other                                              14,287          14,727
                                                                --------        --------

                                                                $603,491        $584,869
                                                                ========        ========
            Subsidiaries:
               GAFRI 6-7/8% Senior Notes due June 2008          $100,000        $100,000
               GAFRI notes payable under bank line                41,300          48,500
               Notes payable secured by real estate               16,569          31,201
               Other                                              14,786          15,386
                                                                --------        --------

                                                                $172,655        $195,087
                                                                ========        ========

                                       11

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

      At June 30, 2001, sinking fund and other scheduled principal payments on debt for the balance of 2001 and the subsequent five years were as follows (in millions):
                        Holding
                      Companies  Subsidiaries      Total
                      ---------  ------------      -----
            2001        $   .9         $  .6      $  1.5
            2002         207.3           1.3       208.6
            2003           -             1.3         1.3
            2004           -            42.3        42.3
            2005           -            10.0        10.0
            2006           -              .7          .7

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

F. MINORITY INTEREST Minority interest in AFG's balance sheet is comprised of the following (in thousands):
                                                         June 30,   December 31,
                                                            2001           2000
                                                        --------    -----------
            Interest of noncontrolling shareholders
              in subsidiaries' common stock             $128,093       $119,216
            Preferred securities issued by
              subsidiary trusts                          316,663        316,663
            AFC preferred stock                           72,154         72,154
                                                        --------       --------

                                                        $516,910       $508,033
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

      Date of                                        June 30,  December 31,     Optional
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

      Until September 28, 2001, GAFRI's ROPES are senior unsecured obligations of GAFRI. On that date, the distribution rate on the ROPES will be reset to current market rates (not to exceed 8.8%) and the ROPES will become subordinate to GAFRI's senior indebtedness. Given the current interest rate environment for these types of securities, GAFRI expects to redeem its ROPES in September 2001 using borrowings under its bank line.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

      AFC PREFERRED STOCK AFC's Preferred Stock is voting, cumulative, and consists of the following:

            Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding.

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                         Six months ended
                                                             June 30,
                                                        ------------------
                                                            2001      2000
                                                            ----      ----
            Interest of noncontrolling shareholders
              in earnings of subsidiaries                $ 6,524   $ 4,063
            Accrued distributions by subsidiaries
              on preferred securities:
                Trust issued securities, net of tax        8,908     8,911
                AFC preferred stock                        2,886     2,886
                                                         -------   -------
                                                         $18,318   $15,860
                                                         =======   =======

G. SHAREHOLDERS' EQUITY At June 30, 2001, there were 68,012,391 shares of AFG Common Stock outstanding, including 1,363,027 shares held by American Premier for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of American Premier's predecessor, The Penn Central Corporation. Shares being held for distribution are not eligible to vote but otherwise are accounted for as issued and outstanding. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

      At June 30, 2001, there were 9.7 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, options for 6.3 million shares were outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. All options expire ten years after the date of grant.

      The change in unrealized gain (loss) on marketable securities for the six months ended June 30 included the following (in millions):

                                                                         Minority
                                                    Pretax      Taxes    Interest     Net
                                                    ------      -----    --------   -----
                      2001
      ---------------------------------------
      Unrealized holding losses on securities
        arising during the period                   ($ 3.4)    $ 1.0      ($0.7)   ($ 3.1)
      Realized losses included in net income          33.3     (11.7)      (2.1)     19.5
                                                     -----     -----       ----     -----
      Change in unrealized gain on
        marketable securities, net                   $29.9    ($10.7)     ($2.8)    $16.4
                                                     =====     =====       ====     =====

                      2000
      ---------------------------------------
      Unrealized holding losses on securities
        arising during the period                  ($157.3)    $55.4       $5.6    ($96.3)
      Realized losses included in net income           5.3      (1.9)       (.4)      3.0
                                                    ------     -----       ----     -----
      Change in unrealized gain (loss) on
        marketable securities, net                 ($152.0)    $53.5       $5.2    ($93.3)
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

      ASBESTOS AND ENVIRONMENTAL RESERVES STUDY Throughout the property and casualty insurance industry, estimating ultimate liability for asbestos claims has become increasingly uncertain due to inconsistent court decisions, recent bankruptcy filings, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry as a whole is engaged in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase. During the second quarter of 2001, AFG experienced an increase in the number and severity of these claims, which claims carry with them a likelihood for higher than previously established reserves for expected claim payments and settlement costs. While management presently does not have sufficient information to accurately quantify the level or range of any additional exposure, the additional costs of adjudicating or settling pending and future claims may materially exceed amounts currently established and may be material to the period in which they are recorded. Accordingly, AFG is undertaking a current review for asbestos and environmental exposures. Any resulting strengthening will be recorded upon completion of the review which is expected to take several months. At June 30, 2001, AFG had recorded $430 million (before reinsurance recoverables of $83 million) for various liability coverages related to these environmental, asbestos and other mass tort claims.

      IT INITIATIVE In 1999, AFG initiated an enterprise-wide project to study its information technology ("IT") resources, needs and opportunities. The initiative, involving improvements in physical infrastructure and business support systems, entails extensive effort and costs over a period of several years. While the costs precede the expected savings, management believes the benefits in efficiencies and effectiveness will exceed the costs incurred, all of which have been and will be funded through available working capital.

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

                   AMERICAN FINANCIAL GROUP, INC. 10-Q

                  Management's Discussion and Analysis
      of Financial Condition and Results of Operations - Continued

      o  judicial decisions and rulings;
      o  tax law changes;
      o  levels of catastrophes and other major losses;
      o the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims;
      o  adequacy of loss reserves;
      o  availability of reinsurance; and
      o competitive pressures, including the ability to obtain rate increases.

      Forward-looking statements speak only as of the date made. AFG undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

      LIQUIDITY AND CAPITAL RESOURCES

      RATIOS AFG's debt to total capital ratio (at the parent holding company level) was approximately 26% at June 30, 2001 and 25% at December 31, 2000. AFG's ratio of earnings to fixed charges (on a total enterprise basis) was 1.76 for the first six months of 2001 and 1.63 for the entire year of 2000.

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

      AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. This credit line provides liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At June 30, 2001, there was $197 million borrowed under the line.

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

      INVESTMENTS Approximately 92% of the fixed maturities held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 2001. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued

      RESULTS OF OPERATIONS

      GENERAL Pretax operating earnings for the three months and six months ended June 30, 2001 were $20.1 million and $61.0 million, respectively, compared to $27.5 million and $98.1 million in the comparable 2000 periods. Results for the second quarter of 2000 include special litigation charges of $41.3 million, partially offset by a $25 million gain on the sale of a subsidiary. Excluding these items, pretax operating earnings declined as increased realized losses on securities and a decline in the Personal group's underwriting results more than offset improved Specialty group underwriting results.

      Many investors and analysts focus on "core earnings" of companies, setting aside certain items included in net earnings. Such "core earnings" for AFG, consisting of net earnings adjusted to exclude (i) realized gains (losses), (ii) equity in investee earnings (losses), and (iii) special litigation charges in 2000, were $23.9 million ($.35 per share, diluted) and $45.7 million ($.67 per share) in the second quarter and six months of 2001 compared to $23.8 million ($.40 per share) and $62.2 million ($1.06 per share) in the second quarter and six months of 2000.

      PROPERTY AND CASUALTY INSURANCE - UNDERWRITING AFG's property and casualty group consists of two major business groups: Specialty and Personal.

      The Specialty group includes a highly diversified group of business lines. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, fidelity and surety bonds, collateral protection, and umbrella and excess coverages.

      The Personal group sells nonstandard and preferred/standard private passenger auto insurance and, to a lesser extent, homeowners' insurance. Nonstandard automobile insurance covers risk not typically accepted for standard automobile coverage because of an applicant's driving record, type of vehicle, age or other criteria.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued

      Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                          Three months ended        Six months ended
                                                 June 30,                June 30,
                                           -----------------      --------------------
                                             2001       2000          2001        2000
                                             ----       ----          ----        ----
            Net Written Premiums (GAAP)
               Specialty                   $393.8     $335.5      $  750.4(a) $  633.2
               Personal                     252.0      348.1         622.5       697.9
                                           ------     ------      --------    --------
                                           $645.8     $683.6      $1,372.9    $1,331.1
                                           ======     ======      ========    ========

            Combined Ratios (GAAP) (b)
            ----------------------
              Specialty                     101.3%     104.7%        101.0%      104.2%
              Personal                      111.1      108.4         109.8       106.0
               Aggregate (including
                 discontinued lines)        105.9      106.8         105.7       105.5

            (a) Before a reduction of $29.7 million for unearned premium transfer related to the sale of the Japanese division.

            (b) Combined ratios for the entire year of 2000 were:
                  Specialty - 107.9%, Personal - 108.6%, Aggregate - 108.0%.

      SPECIALTY The Specialty group's increase in net written premiums reflects the impact of rate increases implemented in 2000 and 2001 and the realization of growth opportunities in certain commercial markets. In its California workers' compensation business, AFG implemented rate increases in excess of 35% on renewals in the first half 2001. Rate increases implemented in the other specialty operations averaged 15% for the first six months of 2001. AFG expects these levels of rate increases to continue for the remainder of 2001. The improvement in the combined ratio compared to the 2000 periods reflects the impact of these rate increases. Excluding the California workers' compensation business, the Specialty group's combined ratio was 99.7% for the second quarter and 98.8% for the first six months of 2001.

      PERSONAL The Personal group's decline in net written premiums reflects a reinsurance agreement, effective April 1, 2001, under which AFG cedes 80% of the automobile physical damage business written by three of its insurance subsidiaries. This agreement enabled AFG to reallocate some of its capital to the more profitable specialty operations. Excluding the effect of this agreement, the Personal group's net written premiums declined approximately 11% for the second quarter and 3% for the six months as lower business volume more than offset the impact of significant rate increases. The increase in the combined ratio compared to the 2000 periods reflects unexpected loss development due to inadequate rates on policies written during 2000 and $4.1 million in second quarter 2001 storm losses, principally from Hurricane Allison and Midwest hailstorms. To further improve underwriting results, AFG implemented rate increases averaging 9% in the first six months of 2001 and expects rate increases to be at least 15% by the end of 2001.

      LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS The increase in life, accident and health premiums and benefits is due primarily to the acquisition of blocks of supplemental health insurance business.

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

                                               Three months ended    Six months ended
                                                     June 30,            June 30,
                                               ------------------   -----------------
                                                   2001      2000       2001     2000
                                                   ----      ----       ----     ----
        Other income                              $29.4     $26.5      $61.4    $44.4
        Other operating and general expenses       16.6      17.0       31.6     31.3
        Interest charges on borrowed money           .6        .6        1.3      1.3
        Minority interest expense, net              1.4        .5        3.3       .7

      Other income includes net pretax gains on the sale of real estate assets of $9.3 million in the second quarter and $24.6 million in the first six months of 2001 compared to $4.6 million and $6.7 million for the 2000 periods.

      OTHER INCOME Excluding gains on the sale of real estate assets (discussed above), other income decreased $15.6 million (15%) in the first six months of 2001 due primarily to income from the sale of operating assets and lease residuals in the first quarter of 2000.

      REALIZED GAINS Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

      Realized losses on securities includes the following provisions for other than temporary impairment: second quarter of 2001 and 2000 - $29.2 million and $2.5 million; six months of 2001 and 2000 - $37.2 million and $3.3 million, respectively.

      Under SFAS No. 133, which was adopted as of October 1, 2000, warrants to purchase common stock of publicly traded companies are generally considered derivatives and marked to market through current earnings as realized gains and losses. Realized losses on securities in 2001 includes gains of $3.2 million in the second quarter and $2.3 million in the first six months to adjust the carrying value of AFG's investment in warrants to market value.

      GAIN (LOSS) ON SALES OF SUBSIDIARIES In the first quarter of 2001, AFG recognized a $1.6 million pretax loss representing an adjustment to the fourth quarter 2000 loss recorded on the sale of its Japanese division. In the second quarter of 2000, AFG recognized a $25 million gain representing an earn-out related to the 1998 sale of its Commercial lines division.

      ANNUITY BENEFITS Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. In 2000, annuity benefits also includes a second quarter charge of $14.2 million related to the settlement of a policyholder class action lawsuit.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued

      GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities due to an increase in the market index will be substantially offset by unrealized gains on the call options. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had virtually no net effect on annuity benefits during the second quarter or the first six months of 2001.

      INTEREST EXPENSE Interest expense for the second quarter and six months of 2001 decreased compared to 2000 as lower average interest rates on AFG's variable rate debt and lower average subsidiary indebtedness more than offset higher average borrowings under the AFC bank line.

      OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses for 2000 include second quarter charges of $18.3 million related to the settlement of the policyholder class action lawsuit against a GAFRI subsidiary and $8.8 million for an adverse California Supreme Court ruling against an AFG property and casualty subsidiary. Excluding these litigation charges, other operating and general expenses increased $11.6 million (11%) in the second quarter and $23.1 million (11%) for the first six months of 2001 compared to 2000 due primarily to increased expenses associated with the IT initiative and slightly higher holding company expenses.

      INVESTEE CORPORATIONS For 2001, equity in earnings (losses) of investee corporations represents losses of two start-up manufacturing businesses. Equity in net earnings (losses) of investees in 2000 represents AFG's proportionate share of Chiquita's earnings. Due to Chiquita's restructuring plans, AFG suspended its use of equity accounting and reclassified its $24 million investment to "Other stocks" in the balance sheet at June 30, 2001.

      RECENT ACCOUNTING STANDARDS In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill will no longer be required to be amortized beginning January 1, 2002, but will be subject to an impairment test at least annually. A transitional test for impairment is required to be completed in 2002 with any resulting writedown reported during the first quarter as a cumulative effect of a change in accounting principle. Based on goodwill recorded at June 30, 2001, management expects that goodwill amortization in 2002 would have been approximately $15 million.


            ------------------------------------------------------------


                                     Item 3

             Quantitative and Qualitative Disclosure of Market Risk

      As of June 30, 2001, there were no material changes to the information provided in AFG's Form 10-K for 2000 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                     Item 1

                                Legal Proceedings


Reference is made to MD&A - Asbestos and Environmental Reserves Study.


                                     Item 4

               Submission of Matters to a Vote of Security Holders

AFG's Annual Meeting of Shareholders was held on May 24, 2001; there were two matters voted upon: (Item 1) election of eight directors, and (Item 2) approval of an amendment to the Stock Option Plan. Approximately 92% of the shares eligible to vote were represented at the meeting.

The votes cast for, against, withheld and the number of abstentions as to each matter voted on at the 2001 Annual Meeting is set forth below:

        Name                 For          Against      Withheld    Abstain
        ----                 ---          -------      --------    -------

Item 1
  Theodore H. Emmerich    59,205,777        N/A       1,914,774     N/A
  James E. Evans          56,156,346        N/A       4,964,205     N/A
  Thomas M. Hunt          59,200,338        N/A       1,920,213     N/A
  Carl H. Lindner         55,919,822        N/A       5,200,729     N/A
  Carl H. Lindner III     55,914,916        N/A       5,205,635     N/A
  Keith E. Lindner        55,906,920        N/A       5,213,631     N/A
  S. Craig Lindner        55,919,232        N/A       5,201,319     N/A
  William R. Martin       59,204,776        N/A       1,915,775     N/A

Item 2                    52,800,463     8,246,768       N/A      73,320

--------------------
N/A - Not Applicable

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART II
                          OTHER INFORMATION - CONTINUED


                                     Item 6

                        Exhibits and Reports on Form 8-K


(a) Exhibit 10 - 2001 Annual Bonus Plan.

(b) Reports on Form 8-K:

           Date of Report       Item Reported
           --------------       -------------
           August 2, 2001       Second quarter 2001 Earnings Release.




    ---------------------------------------------------------------------


                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                 American Financial Group, Inc.




August 13, 2001                  BY:   Fred J. Runk
                                       -----------------------------------
                                       Fred J. Runk
                                       Senior Vice President and Treasurer