Form 10-Q
period 2001-09-30
AMERICAN FINANCIAL GROUP INC
filed 2001-11-14
CIK 1042046

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarterly Period Ended                            Commission File
September 30, 2001                                        No. 1-13653



                         AMERICAN FINANCIAL GROUP, INC.




Incorporated under                                        IRS Employer I.D.
the Laws of Ohio                                          No. 31-1544320


                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121






      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      As of November 1, 2001, there were 68,305,711 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

-------------------------------------------------------------------------------











                                  Page 1 of 22
-------------------------------------------------------------------------------

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                              September 30,     December 31,
                                                                      2001             2000
                                                              ------------      -----------
Assets:
   Cash and short-term investments                             $   489,584      $   438,670
   Investments:
     Fixed maturities - at market
       (amortized cost - $10,578,281 and $10,148,348)           10,914,781       10,164,648
     Other stocks - at market
       (cost - $185,890 and $174,959)                              304,990          385,359
     Investment in investee corporations                              -              23,996
     Policy loans                                                  214,797          213,469
     Real estate and other investments                             231,696          273,994
                                                               -----------      -----------
         Total investments                                      11,666,264       11,061,466

   Recoverables from reinsurers and prepaid
     reinsurance premiums                                        2,247,868        1,845,171
   Agents' balances and premiums receivable                        738,456          700,215
   Deferred acquisition costs                                      802,290          763,097
   Other receivables                                               297,287          240,731
   Variable annuity assets (separate accounts)                     453,780          533,655
   Prepaid expenses, deferred charges and other assets             538,281          513,616
   Cost in excess of net assets acquired                           316,098          318,920
                                                               -----------      -----------

                                                               $17,549,908      $16,415,541
                                                               ===========      ===========

Liabilities and Capital:
   Unpaid losses and loss adjustment expenses                  $ 4,887,388      $ 4,515,561
   Unearned premiums                                             1,598,200        1,414,492
   Annuity benefits accumulated                                  5,717,539        5,543,683
   Life, accident and health reserves                              614,708          599,360
   Long-term debt:
     Holding companies                                             612,204          584,869
     Subsidiaries                                                  252,110          195,087
   Variable annuity liabilities (separate accounts)                453,780          533,655
   Accounts payable, accrued expenses and other
     liabilities                                                 1,372,285          972,271
                                                               -----------      -----------
         Total liabilities                                      15,508,214       14,358,978

   Minority interest                                               458,724          508,033

   Shareholders' Equity:
     Common Stock, no par value
       - 200,000,000 shares authorized
       - 68,215,312 and 67,410,091 shares outstanding               68,215           67,410
     Capital surplus                                               910,387          898,244
     Retained earnings                                             345,068          442,276
     Unrealized gain on marketable securities, net                 259,300          140,600
                                                               -----------      -----------
         Total shareholders' equity                              1,582,970        1,548,530
                                                               -----------      -----------

                                                               $17,549,908      $16,415,541
                                                               ===========      ===========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                 Three months ended              Nine months ended
                                                    September 30,                   September 30,
                                              ------------------------      --------------------------
                                                     2001         2000             2001           2000
                                                     ----         ----             ----           ----
Income:
    Property and casualty insurance
      premiums                                 $  664,381   $  661,077       $1,988,667     $1,856,935
    Life, accident and health premiums             69,116       66,523          208,807        166,146
    Investment income                             214,439      210,174          638,755        628,489
    Realized gains (losses) on:
      Securities                                      (22)     (15,223)         (33,328)       (20,563)
      Subsidiaries                                  7,065       (5,962)           5,479         19,038
      Other investments                              -          27,230             -            27,230
    Other income                                   59,857       68,777          171,945        178,596
                                               ----------   ----------       ----------     ----------
                                                1,014,836    1,012,596        2,980,325      2,855,871

Costs and Expenses:
    Property and casualty insurance:
      Losses and loss adjustment expenses         626,642      562,308        1,649,269      1,463,456
      Commissions and other underwriting
        expenses                                  189,327      195,267          567,203        556,272
    Annuity benefits                               74,016       72,139          213,996        218,027
    Life, accident and health benefits             53,952       50,699          160,246        124,308
    Interest charges on borrowed money             14,924       18,182           45,883         51,007
    Other operating and general expenses          118,404      113,362          345,187        344,092
                                               ----------   ----------       ----------     ----------
                                                1,077,265    1,011,957        2,981,784      2,757,162
                                               ----------   ----------       ----------     ----------

Operating earnings (loss) before
  income taxes                                    (62,429)         639           (1,459)        98,709
Provision (credit) for income taxes               (22,152)      (1,595)          (4,547)        28,767
                                               ----------   ----------       ----------     ----------

Net operating earnings (loss)                     (40,277)       2,234            3,088         69,942
Minority interest expense, net of tax              (9,028)     (10,839)         (27,346)       (26,699)
Equity in net losses of investees,
  net of tax                                       (6,395)     (13,570)         (12,042)        (4,368)
                                               ----------   ----------       ----------    -----------

Earnings (loss) before cumulative
    effect of accounting change                   (55,700)     (22,175)         (36,300)        38,875
Cumulative effect of accounting change               -            -             (10,040)          -
                                               ----------   ----------       ----------     ----------

Net Earnings (Loss)                           ($   55,700) ($   22,175)     ($   46,340)    $   38,875
                                               ==========   ==========       ==========     ==========

Earnings (Loss) per Common Share:
    Basic                                          ($.82)        ($.38)           ($.68)          $.66
    Diluted                                        ($.81)        ($.38)           ($.67)          $.66

Average number of Common Shares:
    Basic                                         68,028        58,561           67,799         58,525
    Diluted                                       68,494        58,797           68,312         58,731

Cash dividends per Common Share                     $.25          $.25             $.75           $.75



                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                Common Stock                      Unrealized
                                                     Common      and Capital     Retained        Gain (Loss)
                                                     Shares          Surplus     Earnings      on Securities             Total
                                                 ----------     ------------     --------      -------------        ----------
Balance at January 1, 2001                       67,410,091         $965,654     $442,276           $140,600        $1,548,530

  Net earnings (loss)                                  -                -         (46,340)              -              (46,340)
  Change in unrealized                                 -                -            -               118,700           118,700
                                                                                                                    ----------
    Comprehensive income                                                                                                72,360

  Dividends on Common Stock                            -                -         (50,819)              -              (50,819)
  Shares issued:
    Exercise of stock options                        54,435            1,289         -                  -                1,289
    Employee stock purchase plan                     39,642            1,046         -                  -                1,046
    Retirement plan contributions                   711,477           17,007         -                  -               17,007
    Directors fees paid in stock                      2,874               72         -                  -                   72
  Shares acquired and retired                        (3,538)             (51)         (49)              -                 (100)
  Tax effect of intercompany dividends                 -              (4,800)        -                  -               (4,800)
  Capital transactions of subsidiaries                 -                (375)        -                  -                 (375)
  Other                                                 331           (1,240)        -                  -               (1,240)
                                                 ----------         --------     --------           --------        ----------
Balance at September 30, 2001                    68,215,312         $978,602     $345,068           $259,300        $1,582,970
                                                 ==========         ========     ========           ========        ==========

Balance at January 1, 2000                       58,419,952         $800,640     $557,538          ($ 18,200)       $1,339,978

  Net earnings                                         -                -          38,875               -               38,875
  Change in unrealized                                 -                -            -                 7,100             7,100
                                                                                                                    ----------
    Comprehensive income                                                                                                45,975

  Dividends on Common Stock                            -                -         (43,880)              -              (43,880)
  Shares issued:
    Exercise of stock options                        39,319              831         -                  -                  831
    Dividend reinvestment plan                        3,910               92         -                  -                   92
    Employee stock purchase plan                     54,738            1,356         -                  -                1,356
    Retirement plan contributions                   274,716            6,242         -                  -                6,242
    Directors fees paid in stock                      2,820               72         -                  -                   72
  Shares acquired and retired                       (41,044)            (562)        (579)              -               (1,141)
  Tax effect of intercompany dividends                 -              (4,800)        -                  -               (4,800)
  Capital transactions of subsidiaries                 -                 178         -                  -                  178
  Other                                                -               1,755         -                  -                1,755
                                                 ----------         --------     --------           --------        ----------
Balance at September 30, 2000                    58,754,411         $805,804     $551,954          ($ 11,100)       $1,346,658
                                                 ==========         ========     ========           ========        ==========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                        Nine months ended
                                                                           September 30,
                                                                   ---------------------------
                                                                          2001            2000
                                                                          ----            ----
Operating Activities:
    Net earnings (loss)                                            ($   46,340)     $   38,875
    Adjustments:
      Cumulative effect of accounting change                            10,040            -
      Equity in net losses of investees                                 12,042           4,368
      Depreciation and amortization                                    111,608          94,379
      Annuity benefits                                                 213,996         218,027
      Realized (gains) losses on investing activities                    1,106         (40,246)
      Deferred annuity and life policy acquisition costs              (111,377)       (106,844)
      Increase in reinsurance and other receivables                   (382,233)        (57,172)
      Increase in other assets                                         (32,858)        (63,973)
      Increase in insurance claims and reserves                        589,761         286,781
      Increase (decrease) in other liabilities                         176,933          (4,798)
      Increase in minority interest                                      9,509           2,879
      Other, net                                                        16,173          13,330
                                                                    ----------      ----------
                                                                       568,360         385,606
                                                                    ----------      ----------
Investing Activities:
    Purchases of and additional investments in:
      Fixed maturity investments                                    (1,609,151)     (1,237,409)
      Equity securities                                                 (5,556)        (22,547)
      Real estate, property and equipment                              (43,660)        (57,238)
    Maturities and redemptions of fixed maturity
      investments                                                      579,916         465,637
    Sales of:
      Fixed maturity investments                                       666,593         651,578
      Equity securities                                                 11,978          67,473
      Subsidiaries                                                      40,395          35,000
      Real estate, property and equipment                               46,683           8,156
    Cash and short-term investments of acquired
      (former) subsidiaries                                           (134,237)       (131,880)
    Decrease (increase) in other investments                            (4,711)          8,695
                                                                    ----------       ---------
                                                                      (451,750)       (212,535)
                                                                    ----------       ---------

Financing Activities:
    Fixed annuity receipts                                             454,189         359,884
    Annuity surrenders, benefits and withdrawals                      (482,997)       (564,454)
    Net transfers from (to) variable annuity assets                      3,252         (44,305)
    Additional long-term borrowings                                    185,668         131,341
    Reductions of long-term debt                                      (102,067)       (133,343)
    Issuances of Common Stock                                            2,078           1,890
    Repurchases of trust preferred securities                          (75,000)         (2,479)
    Cash dividends paid                                                (50,819)        (43,788)
                                                                    ----------      ----------
                                                                       (65,696)       (295,254)
                                                                    ----------      ----------

Net Increase (Decrease) in Cash and Short-term Investments              50,914        (122,183)

Cash and short-term investments at beginning
    of period                                                          438,670         390,630
                                                                    ----------      ----------

Cash and short-term investments at end of period                    $  489,584      $  268,447
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

      Emerging Issues Task Force Issue No. 99-20 established a new standard for recognizing impairment of certain asset-backed investments. Impairment losses on these investments must be recognized when (i) the fair value of the security is less than its carrying value and (ii) there has been an adverse change in the expected cash flows. The new standard became effective on April 1, 2001. Impairment losses on initial application of this rule were recognized as the cumulative effect of an accounting change. Subsequent impairments are recognized as a component of net realized gains and losses.

      INVESTMENT IN INVESTEE CORPORATIONS Investments in securities of 20%- to 50%-owned companies are generally carried at cost, adjusted for AFG's proportionate share of their undistributed earnings or losses.

      Due to Chiquita's announced intention to pursue a plan to restructure its public debt, AFG wrote down its investment in Chiquita common stock to market value at December 31, 2000. In 2001, AFG suspended accounting for the investment under the equity method due to the expected restructuring, and reclassified the investment to "Other stocks."

      COST IN EXCESS OF NET ASSETS ACQUIRED The excess of cost of subsidiaries over AFG's equity in the underlying net assets ("goodwill") is being amortized over periods of 20 to 40 years.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

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

            UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Operations in the period in which determined. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

            ANNUITY BENEFITS ACCUMULATED Annuity receipts and benefit payments are recorded as increases or decreases in "annuity benefits accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

            LIFE, ACCIDENT AND HEALTH RESERVES Liabilities for future policy benefits under traditional life, accident and health policies are computed using the net level premium method. Computations are based on anticipated investment yield, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves established for accident and health claims are modified as necessary to reflect actual experience and developing trends.
                                        7

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

      EARNINGS PER SHARE Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: third quarter of 2001 and 2000 - 466,000 shares and 236,000 shares; nine months of 2001 and 2000
      - 513,000 shares and 206,000 shares, respectively.

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

B.    SALE OF SUBSIDIARIES

      SEVEN HILLS INSURANCE COMPANY In July 2001, AFG sold Seven Hills Insurance Company for $18.4 million, realizing a pretax gain of $7.1 million. As a part of the sale, AFG assumed all liability for Seven Hills' business prior to the date of the sale.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

      Mitsui was terminated. The Japanese division generated net written premiums of approximately $60 million per year to Great American while Great American ceded approximately $45 million per year to Mitsui.

      STONEWALL INSURANCE COMPANY In September 2000, AFG sold Stonewall Insurance Company, realizing a pretax loss of $6 million. AFG recognized an additional pretax loss of $4.3 million in the fourth quarter of 2000 as a result of post-closing adjustments. Stonewall was a non-operating property and casualty subsidiary with approximately $320 million in assets, engaged primarily in the run-off of approximately $170 million in asbestos and environmental liabilities associated with policies written through 1991.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

      The following table (in thousands) shows AFG's revenues and operating profit (loss) by significant business segment. Operating profit (loss) represents total revenues less operating expenses.

                                                                 Three months ended                    Nine months ended
                                                                    September 30,                        September 30,
                                                           ----------------------------        -------------------------------
                                                                  2001             2000                 2001              2000
                                                                  ----             ----                 ----              ----
         Revenues (a)
         Property and casualty insurance:
           Premiums earned:
             Specialty                                      $  390,254       $  334,846           $1,062,749        $  917,057
             Personal                                          273,905          326,591              924,166           940,237
             Other lines - primarily
               discontinued                                        222             (360)               1,752              (359)
                                                            ----------       ----------           ----------        ----------
                                                               664,381          661,077            1,988,667         1,856,935
           Investment and other income                         117,233           98,703              331,008           349,181
                                                            ----------       ----------           ----------        ----------
                                                               781,614          759,780            2,319,675         2,206,116
         Annuities, life and health (b)                        228,044          235,862              647,636           619,144
         Other                                                   5,178           16,954               13,014            30,611
                                                            ----------       ----------           ----------        ----------
                                                            $1,014,836       $1,012,596           $2,980,325        $2,855,871
                                                            ==========       ==========           ==========        ==========
         Operating Profit (Loss)
         Property and casualty insurance:
           Underwriting:
             Specialty                                     ($   32,119)     ($   56,580)         ($   38,958)      ($   81,758)
             Personal                                          (21,104)         (34,704)             (84,681)          (72,029)
             Other lines (c)                                   (98,365)          (5,214)            (104,166)           (9,006)
                                                            ----------       ----------           ----------        ----------
                                                              (151,588)         (96,498)            (227,805)         (162,793)
           Investment and other income                          73,115           57,450              217,464           235,457
                                                            ----------       ----------           ----------        ----------
                                                               (78,473)         (39,048)             (10,341)           72,664
         Annuities, life and health                             36,959           50,501               84,417            75,806
         Other (d)                                             (20,915)         (10,814)             (75,535)          (49,761)
                                                            ----------       ----------           ----------        ----------
                                                           ($   62,429)      $      639          ($    1,459)       $   98,709
                                                            ==========       ==========           ==========        ==========

         (a) Revenues include sales of products and services as well as other income earned by the respective segments.
         (b)    Represents primarily investment income.
         (c) Represents primarily losses related to asbestos and other environmental matters ("A&E")
         (d)    Includes holding company expenses.

D. INVESTEE CORPORATIONS Investment in investee corporations at December 31, 2000, reflects AFG's ownership of 24 million shares (33%) of Chiquita common stock. The market value of this investment was $24 million at December 31, 2000. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita for the nine months ended September 30, 2000, follows (in millions):

              Net Sales                $1,725
              Operating Income             88
              Net Loss                     (6)

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

      START-UP MANUFACTURING BUSINESSES Since 1998, AFG subsidiaries have made loans to two start-up manufacturing businesses which were previously owned by unrelated third-parties. During 2000, the former owners chose to forfeit their equity interests to AFG rather than invest additional capital. In the fourth quarter of 2000, AFG sold the equity interests to a group of employees for nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of debt owed to AFG subsidiaries, the sale was not recognized as a divestiture for accounting purposes. Assets of the businesses transferred (approximately $55 million at September 30, 2001 and December 31, 2000) are included in other assets; liabilities of the businesses transferred (approximately $9 million at September 30, 2001 and $7 million at December 31, 2000, after elimination of loans from AFG subsidiaries) are included in other liabilities. AFG's equity in the losses of these two companies ($6.4 million in the third quarter and $12.0 million in the first nine months of 2001) is included in investee losses in the Statement of Operations. One of the businesses is involved in litigation impacting its operations; see "Investee Corporations" in Management's Discussion and Analysis.

E. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                                    September 30,      December 31,
                                                                            2001              2000
                                                                    ------------       -----------
            Holding Companies:
               AFG 7-1/8% Senior Debentures due April 2009              $301,064          $300,931
               AFG 7-1/8% Senior Debentures due December 2007             79,600            79,600
               AFC notes payable under bank line                         206,000           178,000
               APU 10-7/8% Subordinated Notes due May 2011                11,570            11,611
               Other                                                      13,970            14,727
                                                                        --------          --------

                                                                        $612,204          $584,869
                                                                        ========          ========
            Subsidiaries:
               GAFRI 6-7/8% Senior Notes due June 2008                  $100,000          $100,000
               GAFRI notes payable under bank line                       121,100            48,500
               Notes payable secured by real estate                       16,500            31,201
               Other                                                      14,510            15,386
                                                                        --------          --------

                                                                        $252,110          $195,087
                                                                        ========          ========

      At September 30, 2001, sinking fund and other scheduled principal payments on debt for the balance of 2001 and the subsequent five years were as follows (in millions):

                       Holding
                     Companies   Subsidiaries        Total
            2001        $   .5         $   .3       $   .8
            2002         216.5            1.3        217.8
            2003           -              1.3          1.3
            2004           -            122.1        122.1
            2005           -             10.0         10.0
            2006           -               .7           .7

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

F. MINORITY INTEREST Minority interest in AFG's balance sheet is comprised of the following (in thousands):

                                                        September 30,        December 31,
                                                               2001                 2000
                                                       ------------          -----------
            Interest of noncontrolling shareholders
              in subsidiaries' common stock                $144,907             $119,216
            Preferred securities issued by
              subsidiary trusts                             241,663              316,663
            AFC preferred stock                              72,154               72,154
                                                           --------             --------

                                                           $458,724             $508,033
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

      The preferred securities consisted of the following (in thousands):

      Date of                                         September 30,   December 31,    Optional
      Issuance            Issue (Maturity Date)               2001           2000     Redemption Dates
      -------------       ------------------------    ------------    -----------     ---------------------------
      October 1996        AFCH 9-1/8% TOPrS (2026)         $98,750        $98,750     On or after 10/22/2001
      November 1996       GAFRI 9-1/4% TOPrS (2026)         72,913         72,913     On or after 11/7/2001
      March 1997          GAFRI 8-7/8% Pfd   (2027)         70,000         70,000     On or after 3/1/2007
      May 1997            GAFRI 7-1/4% ROPES (2041)           -            75,000

      On September 28, 2001, GAFRI redeemed its ROPES for $75 million in cash.

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

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                          Nine months ended
                                                            September 30,
                                                        ---------------------
                                                           2001          2000
                                                           ----          ----
            Interest of noncontrolling shareholders
              in earnings of subsidiaries               $ 9,656       $ 9,011
            Accrued distributions by subsidiaries
              on preferred securities:
                Trust issued securities, net of tax      13,361        13,359
                AFC preferred stock                       4,329         4,329
                                                        -------       -------
                                                        $27,346       $26,699
                                                        =======       =======

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

G. SHAREHOLDERS' EQUITY At September 30, 2001, there were 68,215,312 shares of AFG Common Stock outstanding, including 1,362,935 shares held by American Premier for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of American Premier's predecessor, The Penn Central Corporation. Shares being held for distribution are not eligible to vote but otherwise are accounted for as issued and outstanding. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

      At September 30, 2001, there were 9.7 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, options for 6.2 million shares were outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. All options expire ten years after the date of grant.

      The change in unrealized gain (loss) on marketable securities for the nine months ended September 30 included the following (in millions):

                                                                                      Minority
                                                            Pretax        Taxes       Interest            Net
                                                            ------        -----       --------          -----
                         2001
-----------------------------------------------------
      Unrealized holding gains on securities
        arising during the period                           $175.4      ($60.9)        ($15.7)         $ 98.8
      Realized losses included in net income and
        unrealized gains of subsidiary sold                   33.1       (11.6)          (1.6)           19.9
                                                            ------       -----          -----          ------
      Change in unrealized gain on
        marketable securities, net                          $208.5      ($72.5)        ($17.3)         $118.7
                                                            ======       =====          =====          ======

                         2000
-----------------------------------------------------
      Unrealized holding losses on securities
        arising during the period                           ($ 9.9)      $ 4.3          ($2.3)         ($ 7.9)
      Realized losses included in net income and
        unrealized losses of subsidiary sold                  25.2        (8.8)          (1.4)           15.0
                                                             -----       -----           ----           -----
      Change in unrealized gain (loss) on
        marketable securities, net                           $15.3      ($ 4.5)         ($3.7)          $ 7.1
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

      LIQUIDITY AND CAPITAL RESOURCES

      RATIOS AFG's debt to total capital ratio (at the parent holding company level) was approximately 26% at September 30, 2001 and 25% at December 31, 2000. AFG's ratio of earnings to fixed charges (on a total enterprise basis) was .68 for the first nine months of 2001 and 1.63 for the entire year of 2000. Due primarily

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
            of Financial Condition and Results of Operations - Continued

      to the $100 million strengthening of asbestos and environmental reserves in the third quarter, fixed charges exceeded earnings by $26 million during the first nine months of 2001.

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

      AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. This credit line provides liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At September 30, 2001, there was $206 million borrowed under the line.

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

      INVESTMENTS Approximately 93% of the fixed maturities held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 2001. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

      AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

      RESULTS OF OPERATIONS

      GENERAL Pretax operating losses for the three months and nine months ended September 30, 2001 were $62.4 million and $1.5 million, respectively, compared to earnings of $639,000 and $98.7 million in the comparable 2000 periods. Results for the third quarter of 2001 include a $100 million asbestos and environmental charge and losses of $25 million resulting from the World Trade Center terrorist attack. Results for 2000 include a third quarter charge of $35 million for reserve strengthening in the California workers' compensation business and special litigation charges of $41 million recorded in the second quarter. Results for the first nine months of 2001 include realized losses of $27.8 million compared to gains of $25.7 million in the comparable 2000 period.

      Many investors and analysts focus on "core earnings" of companies, setting aside certain items included in net earnings. Such "core earnings" for AFG, consisting of net earnings adjusted to exclude (i) realized gains (losses), (ii) equity in investee losses, and (iii) the unusual items discussed in the preceding paragraph, were $27.9 million ($.41 per share, diluted) and $73.6 million ($1.08 per share) in the third quarter and nine months of 2001 compared to $12 million ($.21 per share) and $74 million ($1.27 per share) in the third quarter and nine months of 2000.
                                       16

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

      Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                 Three months ended          Nine months ended
                                                    September 30,               September 30,
                                                ---------------------      ----------------------
                                                     2001        2000          2001          2000
                                                     ----        ----          ----          ----
            Net Written Premiums (GAAP)
               Specialty                           $417.3      $341.7      $1,167.7(a)   $  974.9
               Personal                             190.6       299.4         813.1         997.3
               Other lines                            -           (.3)          -             (.3)
                                                   ------      ------      --------      --------
                                                   $607.9      $640.8      $1,980.8      $1,971.9
                                                   ======      ======      ========      ========

            Combined Ratios (GAAP) (b)
            ----------------------
              Specialty (c)                         108.3%      116.8%        103.7%        108.9%
              Personal                              107.7       110.6         109.2         107.6
              Aggregate (including
                  discontinued lines) (d)           122.8       114.7         111.4         108.8

            (a) Before a reduction of $29.7 million for unearned premium transfer related to the sale of the Japanese division.
            (b)    Combined ratios for the entire year of 2000 were:
                   Specialty - 107.9%, Personal - 108.6%, Aggregate - 108.0%.
            (c) Includes 6.5% and 2.3% for the three and nine month periods of 2001 relating to the attack on the World Trade Center.
            (d) Includes an aggregate of 18.8% and 6.2% for the three and nine month periods of 2001 relating to the A&E charge and the attack on the World Trade Center.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
            of Financial Condition and Results of Operations - Continued

      ASBESTOS AND ENVIRONMENTAL RESERVES CHARGE Throughout the property and casualty insurance industry, estimating ultimate liability for asbestos claims has become increasingly uncertain due to inconsistent court decisions, recent bankruptcy filings, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry as a whole is engaged in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase.

      In October 2001, AFG completed a comprehensive study of its A&E reserves. This study was initiated after experiencing an increase in the number and severity of asbestos claims during the second quarter of 2001 and observing the developments of adverse trends in the property and casualty insurance industry concerning asbestos losses. As a result, AFG recorded a third quarter charge of $100 million. This charge, accompanied by a transfer of $36 million from excess reserves for other environmental claims, resulted in an increase of $136 million in asbestos reserves. At September 30, 2001, A&E reserves were $554 million (before deducting reinsurance recoverables of $119 million).

      While management believes that the reserves, as strengthened, are a reasonable estimate of ultimate liability for A&E claims, actual results may vary materially from the amount currently recorded due to uncertainties such as insureds seeking bankruptcy protection, predicting the number of future claims, the ability of claimants who exhibit no signs of illness to successfully pursue claims, and the potential for allocation of liability among insurers.

      Further, certain policyholders assert that their claims are not subject to aggregate limits on coverage because either their policies failed to contain aggregate limits with respect to products liability coverage or, faced with exhaustion of products coverage limits, their asbestos claims fall within non-products liability coverage which is not subject to any aggregate limit. These claims are now being contested in insurance coverage litigation in various jurisdictions. In rejecting the claims that are the basis of this litigation, AFG believes its coverage defenses are substantial and intends to continue to vigorously defend its position. Nonetheless, such claims may have a material adverse effect upon AFG if resolved unfavorably.

      SPECIALTY The Specialty group's increase in net written premiums reflects the impact of rate increases implemented in 2000 and 2001 and the realization of growth opportunities in certain commercial markets. Through the first nine months of this year, rate increases in the California worker's compensation business have been in excess of 35% and have averaged over 17% in the other specialty operations. AFG expects these levels of rate increases to continue for the remainder of 2001. The improvement in the combined ratio compared to the 2000 periods reflects the impact of these rate increases. Excluding the effect of the attack on the World Trade Center, the Specialty group's combined ratio improved to 101.8% for the third quarter and 101.4% for the first nine months of 2001.

      PERSONAL The Personal group's decline in net written premiums reflects a reinsurance agreement, effective April 1, 2001, under which AFG cedes 90% of the automobile physical damage business written by certain of its insurance subsidiaries. This agreement is enabling AFG to reallocate some of its capital to the more profitable specialty operations. Excluding the effect of this agreement, the Personal group's net written premiums declined slightly for the third quarter and nine months as lower business volume was partially offset by the impact of significant rate increases. Through the first nine months of 2001, the group has implemented rate increases of 12%. As a result, the combined ratio improved to 107.7% for the third quarter of 2001.
                                       18

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
            of Financial Condition and Results of Operations - Continued

      LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS The increase in life, accident and health premiums and benefits for the nine months is due primarily to the acquisition of a block of supplemental health insurance business in 2000.

      REAL ESTATE OPERATIONS AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's statement of earnings as shown below (in millions).

                                               Three months ended        Nine months ended
                                                 September 30,              September 30,
                                              -------------------        ------------------
                                                    2001     2000          2001        2000
                                                    ----     ----          ----        ----
        Other income                               $24.3    $26.8         $85.7       $71.2
        Other operating and general expenses        17.9     18.5          49.5        49.8
        Interest charges on borrowed money            .3       .6           1.6         1.9
        Minority interest expense, net                .2       .7           3.5         1.4

      Other income includes net pretax gains on the sale of real estate assets of $2.0 million in the third quarter and $26.6 million in the first nine months of 2001 compared to $.8 million and $7.5 million for the 2000 periods.

      OTHER INCOME Excluding gains on the sale of real estate assets (discussed above), other income decreased $25.8 million (15%) in the first nine months of 2001 due primarily to income of $11.2 million from the sale of certain lease rights in the third quarter of 2000 and income from the sale of operating assets and lease residuals in the first quarter of 2000.

      REALIZED GAINS Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

      GAINS (LOSSES) ON SECURITIES In addition to gains (losses) on sales of securities, provisions for other than temporary impairment of securities still held are included as follows: third quarter of 2001 and 2000 - $22.9 million and $6.6 million; nine months of 2001 and 2000 - $60.1 million and $9.9 million, respectively. The provisions for the 2001 periods include $8 million for the writedown of AFG's investment in Chiquita from $1.00 per share to $.67 per share.

      Under SFAS No. 133, which was adopted as of October 1, 2000, warrants to purchase common stock of publicly traded companies are generally considered derivatives and marked to market through current earnings as realized gains and losses. Realized losses on securities in 2001 includes gains of $60,000 in the third quarter and $2.4 million in the first nine months to adjust the carrying value of AFG's investment in warrants to market value.

      GAIN (LOSS) ON SUBSIDIARIES Gain (loss) on sales of subsidiaries in 2001 includes a third quarter pretax gain of $7.1 on the sale of Seven Hills Insurance Company and a first quarter pretax loss of $1.6 million representing an adjustment to the fourth quarter 2000 loss recorded on the sale of the Japanese division. In 2000, AFG recognized a $25 million gain in the second quarter representing an earn-out related to the 1998 sale of its Commercial lines division and a $6 million loss in the third quarter on the sale of Stonewall Insurance Company.

      GAIN ON OTHER INVESTMENTS In September 2000, GAFRI realized a $27.2 million pretax gain on the sale of its minority ownership in a company engaged in the production of ethanol.
                                       19

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

      GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities due to an increase in the market index will be substantially offset by unrealized gains on the call options. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had a net effect of less than $1 million on annuity benefits during the third quarter or the first nine months of 2001.

      INTEREST EXPENSE Interest expense for the third quarter and nine months of 2001 decreased compared to 2000 as lower average interest rates on AFG's variable rate debt and lower average subsidiary indebtedness more than offset higher average borrowings under the AFC bank line.

      OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses for 2000 include second quarter charges of $18.3 million related to the settlement of the policyholder class action lawsuit against a GAFRI subsidiary and $8.8 million for an adverse California Supreme Court ruling against an AFG property and casualty subsidiary. Excluding these litigation charges, other operating and general expenses increased $28 million (9%) for the first nine months of 2001 compared to 2000 due primarily to increased expenses associated with the IT initiative and slightly higher holding company expenses.

      INVESTEE CORPORATIONS Equity in losses of investee corporations in 2001 represents losses of two start-up manufacturing businesses (see Note D). Investee losses in 2001 include a third quarter judgement of $2.7 million against one of the companies for the misappropriation of a trade secret and the infringement of a patent. In November 2001, an injunction was issued which would prohibit the company from using the equipment which was the subject of the trade secret claim and effectively close the plant. The injunction was subsequently modified, pending appeal, to permit operations to continue and require certain escrow payments. If the investee is unsuccessful in its attempt to have the injunction lifted or further modified, a substantial portion of AFG's investment ($35 million as of November 1, 2001), may be written off.

      Equity in net losses of investees in 2000 represents AFG's proportionate share of Chiquita's earnings. Due to Chiquita's restructuring plans, AFG suspended its use of equity accounting in 2001.

      CUMULATIVE EFFECT OF ACCOUNTING CHANGE The cumulative effect of accounting change represents the implementation of a new accounting standard (EITF 99-20) which resulted in a write down of $16.9 million ($10.0 million or $.15 per share after tax and minority interest) of the carrying value of certain collateralized debt obligations as of April 1, 2001.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
            of Financial Condition and Results of Operations - Continued

      RECENT ACCOUNTING STANDARDS In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill will no longer be required to be amortized beginning January 1, 2002, but will be subject to an impairment test at least annually. A transitional test for impairment is required to be completed in 2002 with any resulting writedown reported during the first quarter as a cumulative effect of a change in accounting principle. Based on current levels of goodwill, amortization is approximately $3.5 million per quarter.


   -------------------------------------------------------------------------

                                     Item 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      As of September 30, 2001, there were no material changes to the information provided in AFG's Form 10-K for 2000 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART II
                          OTHER INFORMATION - CONTINUED

                                     Item 5

                                OTHER INFORMATION

The following is an excerpt from AFG's third quarter earnings release dated November 2, 2001.

COMMON STOCK DIVIDEND REDUCTION

         According to [AFG's Chairman and Chief Executive Officer], "The opportunity presented by significant price firming in the marketplace leads us to believe that the best interests of the company and its shareholders are served by retaining available capital to grow our profitable insurance operations and build long-term value."

         In that light, the company...expects to reduce its annual dividend on its Common Stock from $1.00 to $.50 per share, representing a yield of about 2-1/4% on the current market price of the stock. This will retain more than $30 million of capital in the business. [The Chairman and CEO] said, "We believe this method of providing capital to our growing businesses is prudent in the circumstances and that the dividend yield is more in line with our industry peers. In addition, it seems to be appropriate in relation to our expectation of 2002 operating earnings of between $2.20 and $2.40 per share."


                                     Item 6

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: none

(b) Reports on Form 8-K:

           Date of Report            Item Reported
           --------------            ------------------------------------
           August 2, 2001            Second quarter 2001 Earnings Release

 -----------------------------------------------------------------------------

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                    American Financial Group, Inc.


November 14, 2001                   BY:  Fred J. Runk
                                         ----------------------------------
                                         Fred J. Runk
                                         Senior Vice President and Treasurer