Form 10-Q
period 2002-03-31
AMERICAN FINANCIAL GROUP INC
filed 2002-05-15
CIK 1042046

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarterly Period Ended                             Commission File
March 31, 2002                                             No. 1-13653



                         AMERICAN FINANCIAL GROUP, INC.




Incorporated under                                         IRS Employer I.D.
the Laws of Ohio                                           No. 31-1544320


                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121






      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      As of May 1, 2002, there were 68,702,382 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.













                                  Page 1 of 22
-------------------------------------------------------------------------------

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                               March 31,            December 31,
                                                                   2002                    2001
                                                           ------------             -----------
ASSETS:
   Cash and short-term investments                          $   274,346             $   544,173
   Investments:
     Fixed maturities - at market
       (amortized cost - $11,050,349 and $10,593,305)        11,077,749              10,748,605
     Other stocks - at market
       (cost - $180,945 and $187,810)                           321,245                 313,710
     Policy loans                                               208,430                 211,288
     Real estate and other investments                          263,466                 266,545
                                                            -----------             -----------
         Total investments                                   11,870,890              11,540,148

   Recoverables from reinsurers and prepaid
     reinsurance premiums                                     2,341,013               2,286,509
   Agents' balances and premiums receivable                     704,928                 666,171
   Deferred acquisition costs                                   852,030                 818,323
   Other receivables                                            280,958                 254,255
   Variable annuity assets (separate accounts)                  560,821                 529,590
   Prepaid expenses, deferred charges and other assets          495,668                 453,718
   Goodwill                                                     309,254                 308,794
                                                            -----------             -----------

                                                            $17,689,908             $17,401,681
                                                            ===========             ===========

LIABILITIES AND CAPITAL:
   Unpaid losses and loss adjustment expenses               $ 4,835,895             $ 4,777,580
   Unearned premiums                                          1,720,065               1,640,955
   Annuity benefits accumulated                               5,931,565               5,832,120
   Life, accident and health reserves                           653,458                 638,522
   Long-term debt:
     Holding companies                                          630,274                 608,960
     Subsidiaries                                               270,412                 270,752
   Variable annuity liabilities (separate accounts)             560,821                 529,590
   Accounts payable, accrued expenses and other
     liabilities                                              1,165,945               1,150,093
                                                            -----------             -----------
         Total liabilities                                   15,768,435              15,448,572

   Minority interest                                            449,282                 454,730

   Shareholders' Equity:
     Common Stock, no par value
       - 200,000,000 shares authorized
       - 68,655,751 and 68,491,610 shares outstanding            68,656                  68,492
     Capital surplus                                            914,514                 911,074
     Retained earnings                                          392,721                 359,513
     Unrealized gain on marketable securities, net               96,300                 159,300
                                                            -----------             -----------
         Total shareholders' equity                           1,472,191               1,498,379
                                                            -----------             -----------

                                                            $17,689,908             $17,401,681
                                                            ===========             ===========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                      (In Thousands, Except Per Share Data)


                                                         Three months ended
                                                              March 31,
                                                       -----------------------
                                                           2002           2001
                                                           ----           ----
INCOME:
    Property and casualty insurance premiums           $603,908       $644,723
    Life, accident and health premiums                   70,935         69,158
    Investment income                                   219,771        208,552
    Realized losses on:
      Securities                                        (17,800)        (6,881)
      Subsidiaries                                         -            (1,586)
    Other income                                         48,322         58,284
                                                       --------       --------
                                                        925,136        972,250

COSTS AND EXPENSES:
    Property and casualty insurance:
      Losses and loss adjustment expenses               442,913        496,216
      Commissions and other underwriting expenses       170,266        184,974
    Annuity benefits                                     75,525         69,264
    Life, accident and health benefits                   55,920         54,083
    Interest charges on borrowed money                   14,193         16,800
    Other operating and general expenses                115,465        110,065
                                                       --------       --------
                                                        874,282        931,402
                                                       --------       --------

Operating earnings before income taxes                   50,854         40,848
Provision for income taxes                                  673         14,432
                                                       --------       --------

Net operating earnings                                   50,181         26,416

Minority interest expense, net of tax                    (5,677)        (9,952)
Equity in net losses of investees, net of tax            (2,734)        (3,334)
                                                       --------       --------

NET EARNINGS                                           $ 41,770       $ 13,130
                                                       ========       ========

EARNINGS PER COMMON SHARE:
    Basic                                                  $.61           $.19
    Diluted                                                $.61           $.19

Average number of Common Shares:
    Basic                                                68,556         67,510
    Diluted                                              69,019         67,933

Cash dividends per Common Share                           $.125           $.25

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                 Common Stock               Unrealized
                                                    Common        and Capital    Retained      Gain on
                                                    Shares            Surplus    Earnings   Securities              Total
                                                ----------       ------------    --------   ----------         ----------
BALANCE AT JANUARY 1, 2002                      68,491,610           $979,566    $359,513     $159,300         $1,498,379

  Net earnings                                        -                  -         41,770         -                41,770
  Change in unrealized                                -                  -           -         (63,000)           (63,000)
                                                                                                               ----------
    Comprehensive income (loss)                                                                                   (21,230)

  Dividends on Common Stock                           -                  -         (8,562)        -                (8,562)
  Shares issued:
    Exercise of stock options                       13,155                310        -            -                   310
    Dividend reinvestment plan                      49,333              1,121        -            -                 1,121
    Employee stock purchase plan                    11,465                283        -            -                   283
    Retirement plan contributions                   87,690              2,405        -            -                 2,405
    Directors fees paid in stock                     1,002                 24        -            -                    24
  Tax effect of intercompany dividends                -                  (800)       -            -                  (800)
  Other                                              1,496                261        -            -                   261
                                                ----------           --------    --------     --------         ----------
BALANCE AT MARCH 31, 2002                       68,655,751           $983,170    $392,721     $ 96,300         $1,472,191
                                                ==========           ========    ========     ========         ==========





BALANCE AT JANUARY 1, 2001                      67,410,091           $965,476    $442,454     $140,600         $1,548,530

  Net earnings                                        -                  -         13,130         -                13,130
  Change in unrealized                                -                  -           -          36,300             36,300
                                                                                                               ----------
    Comprehensive income                                                                                           49,430

  Dividends on Common Stock                           -                  -        (16,854)        -               (16,854)
  Shares issued:
    Exercise of stock options                       22,842                491        -            -                   491
    Employee stock purchase plan                    15,022                385        -            -                   385
    Retirement plan contributions                  385,277              9,149        -            -                 9,149
    Directors fees paid in stock                       996                 24        -            -                    24
  Tax effect of intercompany dividends                -                (1,600)       -            -                (1,600)
  Other                                                328               (250)       -            -                  (250)
                                                ----------           --------    --------     --------         ----------

BALANCE AT MARCH 31, 2001                       67,834,556           $973,675    $438,730     $176,900         $1,589,305
                                                ==========           ========    ========     ========         ==========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                                2002       2001
                                                                ----       ----
OPERATING ACTIVITIES:
    Net earnings                                          $   41,770   $ 13,130
    Adjustments:
      Equity in net losses of investees                        2,734      3,334
      Depreciation and amortization                           44,412     36,574
      Annuity benefits                                        75,525     69,264
      Realized (gains) losses on investing activities         17,605     (6,840)
      Deferred annuity and life policy acquisition costs     (38,600)   (35,551)
      Decrease (increase) in reinsurance and other
        receivables                                         (119,964)     5,434
      Increase in other assets                               (10,166)   (19,934)
      Increase in insurance claims and reserves              152,361     74,616
      Increase in other liabilities                            7,904     35,660
      Increase in minority interest                              952      4,260
      Other, net                                                 755      3,491
                                                          ----------   --------
                                                             175,288    183,438
                                                          ----------   --------
INVESTING ACTIVITIES:
    Purchases of and additional investments in:
      Fixed maturity investments                          (1,499,179)  (544,186)
      Equity securities                                         -        (2,571)
      Real estate, property and equipment                     (4,518)   (13,278)
    Maturities and redemptions of fixed maturity
      investments                                            408,962    131,547
    Sales of:
      Fixed maturity investments                             597,159    194,182
      Equity securities                                        5,164      4,679
      Subsidiaries                                              -        22,000
      Real estate, property and equipment                      1,669     24,562
    Cash and short-term investments of former
      subsidiaries                                              -      (132,858)
    Decrease (increase) in other investments                   3,368       (673)
                                                          ----------   --------
                                                            (487,375)  (316,596)
                                                          ----------   --------

FINANCING ACTIVITIES:
    Fixed annuity receipts                                   169,872    126,223
    Annuity surrenders, benefits and withdrawals            (135,912)  (186,921)
    Net transfers from (to) variable annuity assets           (5,570)     2,929
    Additional long-term borrowings                           41,000     26,842
    Reductions of long-term debt                             (20,240)   (47,601)
    Issuances of Common Stock                                    551        818
    Cash dividends paid                                       (7,441)   (16,854)
                                                          ----------   --------
                                                              42,260    (94,564)
                                                          ----------   --------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS             (269,827)  (227,722)

Cash and short-term investments at beginning
    of period                                                544,173    438,670
                                                          ----------   --------

Cash and short-term investments at end of period          $  274,346   $210,948
                                                          ==========   ========

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

      Emerging Issues Task Force Issue No. 99-20 established a new standard for recognizing interest income and impairment on certain asset-backed investments. Interest income on these investments is recorded at a yield based on projected cash flows. The yield is adjusted prospectively to reflect actual cash flows and changes in projected amounts. Impairment losses on these investments must be recognized when (i) the fair value of the security is less than its cost basis and (ii) there has been an adverse change in the expected cash flows. The new standard became effective on April 1, 2001. Impairment losses on initial application of this rule were recognized as the cumulative effect of an accounting change. Subsequent impairments are recognized as a component of net realized gains and losses.

      GOODWILL Goodwill represents the excess of cost of subsidiaries over AFG's equity in their underlying net assets. Through December 31, 2001, goodwill was being amortized over periods of 20 to 40 years. Effective January 1, 2002, AFG implemented Statement of Financial Accounting Standards ("SFAS") No. 142, under which goodwill is no longer amortized but is subject to an impairment test at least annually. As required under SFAS No. 142, AFG will complete the transitional test for goodwill impairment (as of January 1, 2002) by the end of 2002. Any resulting write-down will be reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle.

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

            DEFERRED ACQUISITION COSTS ("DPAC") Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of new business are deferred. For the property and casualty companies, DPAC is limited based upon recoverability without any consideration for anticipated investment income and is charged against income ratably over the terms of the related policies.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

      Accounting Principles Board Opinion No. 25, "Accounting for
      Stock Issued to Employees." Under AFG's stock option plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants.

      BENEFIT PLANS AFG provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans contained in AFG's Retirement and Savings Plan. The Company makes all contributions to the retirement fund and matches a portion of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions have been invested primarily in securities of AFG and affiliates. Employees are being afforded the flexibility to direct the investment of a portion of their vested retirement fund account balances (increasing from 12.5% in July 2002 to 100% in April 2004) from securities of AFG and its affiliates to independently managed investment funds. The Plan owns 12% of AFG's outstanding Common Stock. Company contributions are charged against earnings in the year for which they are declared.

      AFG and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFG also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period employees earn such benefits.

      DERIVATIVES Derivatives included in AFG's Balance Sheet consist primarily of investments in common stock warrants (included in other stocks), the equity-based component of certain annuity products (included in annuity benefits accumulated) and call options (included in other investments) used to mitigate the risk embedded in the equity-indexed annuity products. Changes in the fair value of derivatives are included in current earnings.

      EARNINGS PER SHARE Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes 463,000 shares in 2002 and 423,000 shares in 2001 representing the dilutive effect of common stock options.

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

B.    ACQUISITIONS AND SALES OF SUBSIDIARIES

      MANHATTAN NATIONAL LIFE INSURANCE In March 2002, GAFRI reached an agreement to acquire Manhattan National Life Insurance Company ("MNL") from Conseco, Inc. for $48.5 million in cash. GAFRI expects to close on this transaction in the second quarter of 2002 and to fund this acquisition with cash on hand and through reinsurance of up to 90% of the business in force. While MNL is not currently writing new policies, the company reported over $43 million of statutory renewal premiums in 2001. At December 31, 2001, MNL had approximately 90,000 policies

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
      in force (primarily term life) representing over $12 billion in face amount of insurance, statutory assets of $297.8 million and statutory capital and surplus of $23.1 million.

      JAPANESE DIVISION In December 2000, AFG agreed to sell its Japanese property and casualty division to Mitsui Marine & Fire Insurance Company of America for $22 million in cash and recorded an estimated $10.7 million pretax loss. Upon completion of the sale in March 2001, AFG realized an additional pretax loss of $1.6 million and deferred a gain of approximately $21 million on ceded insurance; the deferred gain is being recognized over the estimated settlement period (weighted average of 4 years) of the ceded claims.

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

                                                          Three months ended
                                                               March 31,
                                                         --------------------
                                                             2002        2001
                                                             ----        ----
         REVENUES (a)
         Property and casualty insurance:
           Premiums earned:
             Specialty                                   $356,415    $316,307
             Personal                                     247,203     327,632
             Other lines (b)                                  290         784
                                                         --------    --------
                                                          603,908     644,723
           Investment and other income                    100,259     107,335
                                                         --------    --------
                                                          704,167     752,058
         Annuities, life and health (c)                   217,422     217,030
         Other                                              3,547       3,162
                                                         --------    --------
                                                         $925,136    $972,250
                                                         ========    ========
         OPERATING PROFIT (LOSS)
         Property and casualty insurance:
           Underwriting:
             Specialty                                   $  5,294   ($  2,230)
             Personal                                      (5,239)    (27,782)
             Other lines (b)                               (9,326)     (6,455)
                                                         --------    --------
                                                           (9,271)    (36,467)
           Investment and other income                     63,251      75,202
                                                         --------    --------
                                                           53,980      38,735
         Annuities, life and health                        21,981      30,123
         Other (d)                                        (25,107)    (28,010)
                                                         --------    --------
                                                         $ 50,854    $ 40,848
                                                         ========    ========

         (a) Revenues include sales of products and services as well as other income earned by the respective segments.
         (b) Represents lines in "run-off"; AFG has ceased underwriting new business in these operations.
         (c)  Represents primarily investment income.
         (d)  Includes holding company expenses.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

D. GOODWILL Effective January 1, 2002, goodwill is no longer amortized. If the $3.4 million ($.05 per share) of goodwill amortization had not been deducted in the first quarter of 2001, net earnings for that period would have been $16.6 million ($.24 per share).

E. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                                     March 31,   December 31,
                                                                         2002           2001
                                                                     --------    -----------
            HOLDING COMPANIES:
               AFG 7-1/8% Senior Debentures due April 2009           $301,156       $301,108
               AFG 7-1/8% Senior Debentures due December 2007          79,600         79,600
               AFC notes payable under bank line                      225,000        203,000
               APU 10-7/8% Subordinated Notes due May 2011             11,542         11,557
               Other                                                   12,976         13,695
                                                                     --------       --------

                                                                     $630,274       $608,960
                                                                     ========       ========
            SUBSIDIARIES:
               GAFRI 6-7/8% Senior Notes due June 2008               $100,000       $100,000
               GAFRI notes payable under bank line                    121,100        121,100
               Notes payable secured by real estate                    36,081         36,253
               Other                                                   13,231         13,399
                                                                     --------       --------

                                                                     $270,412       $270,752
                                                                     ========       ========

      At March 31, 2002, sinking fund and other scheduled principal payments on debt for the balance of 2002 and the subsequent five years were as follows (in millions):
                          Holding
                        Companies     Subsidiaries          Total
                        ---------     ------------         ------
            2002           $234.9           $   .9         $235.8
            2003              -                1.2            1.2
            2004              -              122.4          122.4
            2005              -               10.4           10.4
            2006              -               19.1           19.1
            2007             79.7               .6           80.3

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

F. MINORITY INTEREST Minority interest in AFG's balance sheet is comprised of the following (in thousands):

                                                       March 31,    December 31,
                                                           2002            2001
                                                       --------     -----------
            Interest of noncontrolling shareholders
              in subsidiaries' common stock            $135,465        $140,913
            Preferred securities issued by
              subsidiary trusts                         241,663         241,663
            AFC preferred stock                          72,154          72,154
                                                       --------        --------
                                                       $449,282        $454,730
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

      The preferred securities consisted of the following (in thousands):

      Date of                                             March 31,     December 31,    Optional
      Issuance            Issue (Maturity Date)               2002             2001     Redemption Dates
      -------------       ------------------------        --------      -----------     --------------------
      October 1996        AFCH 9-1/8% TOPrS (2026)         $98,750          $98,750     Currently redeemable
      November 1996       GAFRI 9-1/4% TOPrS (2026)         72,913           72,913     Currently redeemable
      March 1997          GAFRI 8-7/8% Pfd   (2027)         70,000           70,000     On or after 3/1/2007

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

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                            Three months ended
                                                                 March 31,
                                                           --------------------
                                                              2002         2001
                                                              ----         ----
          Interest of noncontrolling shareholders
            in earnings of subsidiaries                     $3,181       $4,131
          Effect of basis difference in realized gains
            (losses) of subsidiaries                        (2,517)         -
          Accrued distributions by subsidiaries
            on preferred securities:
              Trust issued securities, net of tax            3,570        4,378
              AFC preferred stock                            1,443        1,443
                                                            ------       ------
                                                            $5,677       $9,952
                                                            ======       ======

G. SHAREHOLDERS' EQUITY At March 31, 2002, there were 68,655,751 shares of AFG Common Stock outstanding, including 1,362,680 shares held by American Premier for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of American Premier's predecessor, The Penn Central Corporation. Shares being held for distribution are not eligible to vote but otherwise are accounted for as issued and outstanding. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

      At March 31, 2002, there were 9.7 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, options for 7 million shares were outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options generally expire ten years after the date of grant.

      The change in unrealized gain on marketable securities for the three months ended March 31 included the following (in millions):

                                                                            Minority
                                                     Pretax       Taxes     Interest     Net
                                                     ------       -----     --------    -----
                       2002
      ---------------------------------------
      Unrealized holding losses on securities
        arising during the period                   ($124.3)      $43.3        $9.6    ($71.4)
      Realized losses included in net income           17.8        (6.2)       (3.2)      8.4
                                                     ------       -----        ----     -----
      Change in unrealized gain on
        marketable securities, net                  ($106.5)      $37.1        $6.4    ($63.0)
                                                     ======       =====        ====     =====

                       2001
      --------------------------------------
      Unrealized holding gains on securities
        arising during the period                    $ 59.0      ($20.6)      ($6.4)    $32.0
      Realized losses included in net income            6.9        (2.4)      (.2)        4.3
                                                     ------       -----        ----     -----
      Change in unrealized gain on
        marketable securities, net                   $ 65.9      ($23.0)      ($6.6)    $36.3
                                                     ======       =====        ====     =====

H. EQUITY IN LOSSES OF INVESTEES Since 1998, AFG subsidiaries have made loans to two start-up manufacturing businesses which were previously owned by unrelated third-parties. During 2000, the former owners chose to forfeit their equity interests to AFG rather than invest additional capital.

      During the fourth quarter of 2000, AFG sold the equity interests to a group of employees for nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of loans ($61.5 million at December 31, 2000) owed to AFG subsidiaries, the sale was not recognized as a divestiture for accounting purposes. Assets of the businesses transferred ($56.1 million at March 31, 2002 and $57.1 million at December 31, 2001) are included in other assets; liabilities of the businesses transferred ($11.7 million at March 31, 2002 and $11.8 million at December 31, 2001, after consolidation and elimination of loans from AFG subsidiaries) are included in other liabilities. Investee losses in the Statement of Earnings represents AFG's equity in the losses of these two companies. One of the businesses is involved in litigation impacting its operations; see "Investee Corporations" in Management's Discussion and Analysis.

I. COMMITMENTS AND CONTINGENCIES There have been no significant changes to the matters discussed and referred to in Note L "Commitments and Contingencies" of AFG's Annual Report on Form 10-K for 2001.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GENERAL

      AFG and its subsidiaries, AFC and American Premier, are organized as holding companies with almost all of their operations being conducted by subsidiaries. These parent corporations, however, have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends, and taxes. Therefore, certain analyses are best done on a parent only basis while others are best done on a total enterprise basis. In addition, since most of its businesses are financial in nature, AFG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

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

      The forward-looking statements herein are made only as of the date of this report. AFG assumes no obligation to publicly update any forward-looking statements.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      LIQUIDITY AND CAPITAL RESOURCES

      RATIOS AFG's debt to total capital ratio (at the parent holding company level) was approximately 28% at March 31, 2002, and 27% at December 31, 2001. AFG's ratio of earnings to fixed charges (on a total enterprise basis) was 2.72 for the first three months of 2002 and 1.21 for the entire year of 2001.

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

      AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million until December 31, 2002. At March 31, 2002, three-fourths of the credit line had been used. While management expects to negotiate a replacement bank agreement later this year, market conditions indicate the maximum amount may be smaller and interest costs will likely be greater.

      INVESTMENTS AFG's investment portfolio at March 31, 2002, contained $11.1 billion in "Fixed maturities" and $321 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At March 31, 2002, AFG had pretax net unrealized gains of $27.4 million on fixed maturities and $140.3 million on other stocks.

      Approximately 93% of the fixed maturities held by AFG at March 31, 2002, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

      Individual portfolio securities are sold creating gains or losses as market opportunities exist. Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Summarized information for the unrealized gains and losses recorded in AFG's balance sheet at March 31, 2002, follows (dollars in millions):

                                                            Securities with
                                                           -----------------
                                                            Gains     Losses
                                                           ------     ------
             Fixed Maturities
             ----------------
                Market value                               $6,100     $4,600
                Gross unrealized                           $  228     $  201
                Number of security positions                1,200        600
                Number individually exceeding
                  $2 million gain or loss                       4         11
                Concentration of gains or losses by
                   type or industry (exceeding 5% of
                   unrealized):
                      Mortgage-backed securities           $ 75.2     $ 36.5
                      U.S. Treasuries                        14.2       11.0
                      Telephone communications                3.2       33.3
                      Banks                                  24.0        1.9
                      Electric services                       7.7       12.3
                      Air transportation                      1.5       11.3
                Percentage rated investment grade              96%        90%

             Other Stocks
             ------------
                Market value                               $  265     $   19
                Gross unrealized                           $  152     $   12
                Number individually exceeding
                  $2 million gain or loss                       3          2

      AFG's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $137 million of the $152 million in unrealized gains on other stocks at March 31, 2002.

      The table below sets forth the scheduled maturities of fixed maturity securities (by separate gain/loss segments and in total) at March 31, 2002, based on their market values.
                                                         Unrealized
                                                      ---------------
             Maturity                                 Gains    Losses     Total
             --------                                 -----    ------     -----
             One year or less                             9%        1%        6%
             After one year through five years           27        15        22
             After five years through ten years          18        40        27
             After ten years                             16        14        15
                                                        ---       ---       ---
                                                         70        70        70
             Mortgage-backed securities                  30        30        30
                                                        ---       ---       ---
                                                        100%      100%      100%
                                                        ===       ===       ===

      AFG realized aggregate losses of $5.9 million during the first three months of 2002 on $71.1 million in sales of fixed maturity securities (16 issues) that had unrealized losses at December 31, 2001. Market values of ten of the issues improved from year-end to date of sale while the other six deteriorated; overall, there was a slight net improvement. Of the three with unrealized losses greater than $500,000 at year-end, actual losses on sale were $1.1 million less than the unrealized loss at year-end. Although AFG had the ability to continue holding these investments, its intent to hold them changed due to a variety of reasons including actual or expected deterioration in the issuer's credit and decisions to lessen exposure to a particular credit or industry.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      The length of time securities with unrealized losses at March 31, 2002, have been in an unrealized loss position varies by individual security. Of the 96 individual securities at that date with unrealized losses exceeding $500,000, 78 have been in that position for less than one year, including 68 that have been in that position for less than six months. Of the 111 individual securities at that date with unrealized gains exceeding $500,000, 48 have been in that position for less than one year, including 9 that have been in that position for less than six months.

      When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in AFG's 2001 Form 10-K.

      Based on its analysis, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability and intent to hold the securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on AFG's liquidity.

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

              ASBESTOS AND ENVIRONMENTAL-RELATED ("A&E") RESERVES Establishing reserves for A&E claims is subject to uncertainties that are significantly greater than those presented by other types of claims. Estimating ultimate liability for asbestos claims presents unique and difficult challenges to the insurance industry due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry is engaged, as is AFG, in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      While management believes that AFG's reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amount currently recorded due to outstanding issues and uncertainties such as whether coverage exists, whether claims are to be allocated among triggered policies and implicated years, whether claimants who exhibit no signs of illness will be successful in pursuing their claims, predicting the number of future claims, and the impact of recent bankruptcy filings.

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

      For further discussion of uncertainties and litigation involving AFG, see Note L "Commitments and Contingencies" to the financial statements and "Legal Proceedings" in AFG's Annual Report on Form 10-K for 2001.

      RESULTS OF OPERATIONS

      GENERAL Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles. Many investors and analysts focus on "core earnings" of companies, setting aside certain items included in net earnings.

      The following table reconciles AFG's operating earnings before income taxes as shown in the Statement of Earnings to "core earnings" as generally referred to in quarterly news releases and independent financial analysts' reports (in millions, except per share amounts):

                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                            2002        2001
                                                            ----        ----
            Operating earnings before income taxes         $50.9       $40.8
            Adjustments:
              Eliminate net realized losses                 17.8         8.5
              Include minority interest                    (10.9)      (12.5)
                                                           -----       -----
                                                            57.8        36.8
            Provision for income taxes                      (4.9)      (15.0)
                                                           -----       -----

            Core earnings from insurance businesses        $52.9       $21.8
                                                           =====       =====

            Per Common Share (diluted)                      $.77        $.32
                                                           =====       =====

      "Core earnings" for 2002 include a $16 million ($.24 per share) tax benefit resulting from the reversal of previously accrued amounts due to the resolution of certain tax matters. "Core earnings" for 2001 include goodwill amortization expense of $3.4 million ($.05 per share). The improvement in comparable first quarter results was due primarily to significantly improved property

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      and casualty underwriting results, partially offset by a decrease in income from the sale of real estate.

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

      Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                         Three months ended
                                                              March 31,
                                                         -------------------
                                                           2002         2001
                                                           ----         ----
            Net Written Premiums (GAAP)
            ---------------------------
               Specialty                                 $386.7       $356.6 (a)
               Personal                                   256.4 (b)    370.5
               Other lines                                   .3            -
                                                         ------       ------
                                                         $643.4       $727.1
                                                         ======       ======
            Combined Ratios (GAAP)
            ----------------------
               Specialty                                   98.5%       100.6%
               Personal                                   102.1        108.5
               Aggregate (including discontinued lines)   101.4        105.6

            (a) Before a reduction of $29.7 million for unearned premium transfer related to the sale of the Japanese division.
            (b) Reflects the ceding of $88.7 million in premiums under a reinsurance agreement (effective April 1, 2001).

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      SPECIALTY The Specialty group's increase in net written premiums reflects the impact of rate increases and the realization of growth opportunities in certain commercial markets, partially offset by the decision to discontinue certain lines of business (during 2001) that were not achieving adequate returns and by additional reinsurance agreements. Specialty rate increases averaged over 25% during the first quarter of 2002 and are expected to average approximately 20% for the year. The Specialty group reported a solid underwriting profit for the 2002 quarter with a combined ratio of 98.5%. The 2.1 point improvement in the combined ratio compared to 2001 reflects strategic changes in the mix of specialty businesses and the impact of rate increases.

      PERSONAL The Personal group's decline in net written premiums reflects a reinsurance agreement, effective April 1, 2001, under which AFG cedes 90% of the automobile physical damage business written by certain of its insurance subsidiaries. This agreement is enabling AFG to reallocate some of its capital to the more profitable specialty operations. Excluding the effect of this agreement, the Personal group's net written premiums declined about 7%, reflecting lower business volume partially offset by the impact of rate increases. Rate increases implemented in the first quarter of 2002 were about 4% and are expected to range between 8% and 10% for the year. As a result of rate increases implemented over the last year, the combined ratio improved by 6.4 points over the first quarter of 2001. Management expects the Personal group to achieve underwriting profitability by the fourth quarter of 2002.

      REAL ESTATE OPERATIONS AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's statement of earnings as shown below (in millions).

                                                     Three months ended
                                                         March 31,
                                                     ------------------
                                                      2002         2001
                                                      ----         ----
          Other income                               $15.3        $32.0
          Other operating and general expenses        14.5         15.0
          Interest charges on borrowed money            .6           .7
          Minority interest expense, net               -            1.9

      Other income includes net pretax gains on the sale of real estate assets of $171,000 in the first quarter of 2002 and $15.3 million in the first quarter of 2001.

      OTHER INCOME Excluding gains on sales of real estate assets (discussed above), other income increased $5.2 million (12%) due primarily to fees earned by certain new specialty insurance operations.

      REALIZED GAINS Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

      LOSSES ON SECURITIES Realized losses on securities include provisions for other than temporary impairment of securities still held of $18.3 million in the first quarter of 2002 and $8 million in the first quarter of 2001. Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace resulting from the weakened economy.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Warrants to purchase common stock of publicly traded companies are generally considered derivatives and marked to market through current earnings as realized gains and losses. Realized losses on securities include losses of $3 million in the first quarter of 2002 and $.8 million in the first quarter of 2001 to adjust the carrying value of AFG's investment in warrants to market value ($26.4 million at March 31, 2002).

      LOSS ON SUBSIDIARIES AFG recognized a $1.6 million pretax loss in connection with the sale of the Japanese division in 2001.

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

      INTEREST EXPENSE Interest expense for the first quarter of 2002 decreased compared to 2001 as lower average interest rates on AFG's variable rate debt more than offset higher average indebtedness.

      OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses for the first quarter of 2001 include goodwill amortization of $3.4 million. Under SFAS No. 142, which was implemented January 1, 2002, goodwill is no longer amortized. Excluding 2001 goodwill amortization, other operating and general expenses increased $8.8 million (8%) due primarily to expenses related to certain new specialty insurance operations and increased amortization of annuity and life deferred acquisition costs.

      INCOME TAXES The 2002 provision for income taxes includes a $16 million tax benefit for the reversal of previously accrued amounts due to the resolution of certain tax matters.

      INVESTEE CORPORATIONS Equity in losses of investee corporations represents losses of two start-up manufacturing businesses (see Note H). In November 2001, an injunction was issued against one of the companies which would prohibit the company from using equipment subject to litigation alleging the misappropriation of a trade secret and effectively close the plant. The injunction was subsequently modified, pending appeal, to permit operations to continue and require certain escrow payments. If the investee is unsuccessful in its attempt to have the injunction lifted or further modified, or if operating results fail to improve, a substantial portion of AFG's investment ($32.4 million as of March 31, 2002), may be written off.

           ---------------------------------------------------------

                                     ITEM 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
             ------------------------------------------------------

      As of March 31, 2002, there were no material changes to the information provided in AFG's Form 10-K for 2001 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K
                        --------------------------------

(a) Exhibit 10 - 2002 Annual Bonus Plan.

(b) Reports on Form 8-K:  none





    ----------------------------------------------------------------



                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                      American Financial Group, Inc.




May 13, 2002                          BY:   Fred J. Runk
                                            -----------------------------------
                                            Fred J. Runk
                                            Senior Vice President and Treasurer