Form 10-Q
period 2002-06-30
AMERICAN FINANCIAL GROUP INC
filed 2002-08-14
CIK 1042046

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarterly Period Ended                                 Commission File
June 30, 2002                                                  No. 1-13653



                         AMERICAN FINANCIAL GROUP, INC.




Incorporated under                                             IRS Employer I.D.
the Laws of Ohio                                               No. 31-1544320


                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121






      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      As of August 1, 2002, there were 68,905,851 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.














                                  Page 1 of 27
-------------------------------------------------------------------------------

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                                   June 30,     December 31,
                                                                      2002             2001
                                                               -----------      -----------
ASSETS:
   Cash and short-term investments                             $   444,669      $   544,173
   Investments:
     Fixed maturities - at market
       (amortized cost - $11,159,709 and $10,593,305)           11,429,209       10,748,605
     Other stocks - at market
       (cost - $182,761 and $187,810)                              325,161          313,710
     Policy loans                                                  214,928          211,288
     Real estate and other investments                             259,666          266,545
                                                               -----------      -----------
         Total investments                                      12,228,964       11,540,148

   Recoverables from reinsurers and prepaid
     reinsurance premiums                                        2,545,203        2,286,509
   Agents' balances and premiums receivable                        774,730          666,171
   Deferred acquisition costs                                      886,281          818,323
   Other receivables                                               337,604          254,255
   Variable annuity assets (separate accounts)                     518,546          529,590
   Prepaid expenses, deferred charges and other assets             468,543          453,718
   Goodwill                                                        309,254          308,794
                                                               -----------      -----------

                                                               $18,513,794      $17,401,681
                                                               ===========      ===========

LIABILITIES AND CAPITAL:
   Unpaid losses and loss adjustment expenses                  $ 4,943,957      $ 4,777,580
   Unearned premiums                                             1,814,249        1,640,955
   Annuity benefits accumulated                                  6,051,718        5,832,120
   Life, accident and health reserves                              912,087          638,522
   Long-term debt:
     Holding companies                                             622,579          608,960
     Subsidiaries                                                  270,134          270,752
   Variable annuity liabilities (separate accounts)                518,546          529,590
   Accounts payable, accrued expenses and other
     liabilities                                                 1,302,112        1,150,093
                                                               -----------      -----------
         Total liabilities                                      16,435,382       15,448,572

   Minority interest                                               463,663          454,730

   Shareholders' Equity:
     Common Stock, no par value
       - 200,000,000 shares authorized
       - 68,790,697 and 68,491,610 shares outstanding               68,791           68,492
     Capital surplus                                               916,199          911,074
     Retained earnings                                             396,259          359,513
     Unrealized gain on marketable securities, net                 233,500          159,300
                                                               -----------      -----------
         Total shareholders' equity                              1,614,749        1,498,379
                                                               -----------      -----------

                                                               $18,513,794      $17,401,681
                                                               ===========      ===========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                 Three months ended                Six months ended
                                                      June 30,                         June 30,
                                               ----------------------          ------------------------
                                                      2002       2001                2002          2001
                                                      ----       ----                ----          ----
INCOME:
    Property and casualty insurance
      premiums                                    $618,935   $679,563          $1,222,843    $1,324,286
    Life, accident and health premiums              72,709     70,533             143,644       139,691
    Investment income                              212,257    212,687             432,028       421,239
    Realized losses on:
      Securities                                   (47,634)   (26,425)            (65,434)      (33,306)
      Subsidiaries                                    -          -                   -           (1,586)
    Other income                                    62,403     56,881             110,725       115,165
                                                  --------   --------          ----------    ----------
                                                   918,670    993,239           1,843,806     1,965,489

COSTS AND EXPENSES:
    Property and casualty insurance:
      Losses and loss adjustment expenses          459,037    526,411             901,950     1,022,627
      Commissions and other underwriting
        expenses                                   166,689    192,902             336,955       377,876
    Annuity benefits                                71,016     70,716             146,541       139,980
    Life, accident and health benefits              59,392     52,211             115,312       106,294
    Interest charges on borrowed money              14,646     14,159              28,839        30,959
    Other operating and general expenses           123,969    116,718             239,434       226,783
                                                  --------   --------          ----------    ----------
                                                   894,749    973,117           1,769,031     1,904,519
                                                  --------   --------          ----------    ----------

Operating earnings before income taxes              23,921     20,122              74,775        60,970
Provision for income taxes                           3,256      3,173               3,929        17,605
                                                  --------   --------          ----------    ----------

Net operating earnings                              20,665     16,949              70,846        43,365

Minority interest expense, net of tax               (6,182)    (8,366)            (11,859)      (18,318)
Equity in net losses of
    investees, net of tax                           (2,353)    (2,313)             (5,087)       (5,647)
                                                  --------   --------          ----------    ----------
Earnings before cumulative effect
    of accounting change                            12,130      6,270              53,900        19,400
Cumulative effect of accounting change                -       (10,040)               -          (10,040)
                                                  --------   --------          ----------    ----------

NET EARNINGS (LOSS)                               $ 12,130  ($  3,770)         $   53,900    $    9,360
                                                  ========   ========          ==========    ==========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Before accounting change                          $.18       $.09                $.79          $.29
    Cumulative effect of accounting change             -         (.15)                -            (.15)
                                                      ----       ----                ----          ----
    Net earnings (loss) available to
      Common Shares                                   $.18      ($.06)               $.79          $.14
                                                      ====       ====                ====          ====
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Before accounting change                          $.17       $.09                $.78          $.29
    Cumulative effect of accounting change             -         (.15)                -            (.15)
                                                      ----       ----                ----          ----
    Net earnings (loss) available to
      Common Shares                                   $.17      ($.06)               $.78          $.14
                                                      ====       ====                ====          ====
Average number of Common Shares:
    Basic                                           68,717     67,854              68,637        67,683
    Diluted                                         69,410     68,491              69,209        68,217

Cash dividends per Common Share                      $.125       $.25                $.25          $.50

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                 Common Stock                   Unrealized
                                                    Common        and Capital       Retained       Gain on
                                                    Shares            Surplus       Earnings    Securities              Total
                                                ----------       ------------       --------    ----------         ----------
BALANCE AT JANUARY 1, 2002                      68,491,610           $979,566       $359,513      $159,300         $1,498,379

  Net earnings                                        -                  -            53,900          -                53,900
  Change in unrealized                                -                  -              -           74,200             74,200
                                                                                                                   ----------
    Comprehensive income                                                                                              128,100

  Dividends on Common Stock                           -                  -           (17,145)         -               (17,145)
  Shares issued:
    Exercise of stock options                       25,037                575           -             -                   575
    Dividend reinvestment plan                      90,548              2,276           -             -                 2,276
    Employee stock purchase plan                    23,016                605           -             -                   605
    Retirement plan contributions                  157,590              4,207           -             -                 4,207
    Deferred compensation distributions              1,809                 45           -             -                    45
    Directors fees paid in stock                     1,872                 48           -             -                    48
  Shares acquired and retired                         (785)               (11)            (9)         -                   (20)
  Tax effect of intercompany dividends                -                (1,600)          -             -                (1,600)
  Other                                               -                  (721)          -             -                  (721)
                                                ----------           --------       --------      --------         ----------

BALANCE AT JUNE 30, 2002                        68,790,697           $984,990       $396,259      $233,500         $1,614,749
                                                ==========           ========       ========      ========         ==========


BALANCE AT JANUARY 1, 2001                      67,410,091           $965,476       $442,454      $140,600         $1,548,530

  Net earnings                                        -                  -             9,360          -                 9,360
  Change in unrealized                                -                  -              -           26,440             26,440
                                                                                                                   ----------
    Comprehensive income                                                                                               35,800

  Dividends on Common Stock                           -                  -           (33,815)         -               (33,815)
  Shares issued:
    Exercise of stock options                       54,115              1,283           -             -                 1,283
    Employee stock purchase plan                    27,576                714           -             -                   714
    Retirement plan contributions                  521,777             13,032           -             -                13,032
    Directors fees paid in stock                     2,034                 48           -             -                    48
    Deferred compensation distributions                331                  9           -             -                     9
  Shares acquired and retired                       (3,533)               (51)           (49)         -                  (100)
  Tax effect of intercompany dividends                -                (3,200)          -             -                (3,200)
  Other                                               -                  (133)          -             -                  (133)
                                                ----------           --------       --------      --------         ----------

BALANCE AT JUNE 30, 2001                        68,012,391           $977,178       $417,950      $167,040         $1,562,168
                                                ==========           ========       ========      ========         ==========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                  Six months ended
                                                                       June 30,
                                                             ---------------------------
                                                                    2002            2001
                                                                    ----            ----
OPERATING ACTIVITIES:
    Net earnings                                              $   53,900        $  9,360
    Adjustments:
      Cumulative effect of accounting change                        -             10,040
      Equity in net losses of investees                            5,087           5,647
      Depreciation and amortization                               93,132          71,680
      Annuity benefits                                           146,541         139,980
      Realized losses on investing activities                     57,683          10,167
      Deferred annuity and life policy acquisition costs         (80,775)        (73,530)
      Increase in reinsurance and other receivables             (355,306)        (77,271)
      Increase in other assets                                   (41,609)        (27,385)
      Increase in insurance claims and reserves                  375,850         169,679
      Increase in other liabilities                               96,355          71,156
      Increase in minority interest                                1,933           6,186
      Other, net                                                     519           9,421
                                                              ----------        --------
                                                                 353,310         325,130
                                                              ----------        --------
INVESTING ACTIVITIES:
    Purchases of and additional investments in:
      Fixed maturity investments                              (2,484,455)       (981,049)
      Equity securities                                          (10,562)         (2,907)
      Subsidiary                                                 (48,500)           -
      Real estate, property and equipment                        (29,689)        (31,090)
    Maturities and redemptions of fixed maturity
      investments                                                827,153         337,280
    Sales of:
      Fixed maturity investments                               1,168,341         368,003
      Equity securities                                           18,109           9,148
      Subsidiaries                                                  -             22,000
      Real estate, property and equipment                         10,559          43,456
    Cash and short-term investments of acquired
      (former) subsidiaries, net                                   4,642        (132,858)
    Decrease (increase) in other investments                      12,989            (171)
                                                              ----------        --------
                                                                (531,413)       (368,188)

                                                              ----------        --------
FINANCING ACTIVITIES:
    Fixed annuity receipts                                       361,223         271,827
    Annuity surrenders, benefits and withdrawals                (278,496)       (341,310)
    Net transfers to variable annuity assets                      (2,855)         (1,368)
    Additional long-term borrowings                               59,000          78,868
    Reductions of long-term debt                                 (46,434)        (83,192)
    Issuances of Common Stock                                      1,069           1,790
    Cash dividends paid                                          (14,908)        (33,815)
                                                              ----------        --------
                                                                  78,599        (107,200)
                                                              ----------        --------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                  (99,504)       (150,258)

Cash and short-term investments at beginning
    of period                                                    544,173         438,670
                                                              ----------        --------

Cash and short-term investments at end of period              $  444,669        $288,412
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

      INVESTMENTS All fixed maturity securities are considered "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments and adjusted to reflect actual payments.

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

            UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. Establishing reserves for asbestos and environmental claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage.

      Loss reserve liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Operations in the period in which determined. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

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

      Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
      differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

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

      EARNINGS PER SHARE Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: second quarter of 2002 and 2001 - 693,000 shares and 637,000 shares; six months of 2002 and 2001
      - 572,000 shares and 534,000 shares, respectively.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

B.    ACQUISITIONS AND SALES OF SUBSIDIARIES

      MANHATTAN NATIONAL LIFE INSURANCE On June 28, 2002, GAFRI acquired Manhattan National Life Insurance Company ("MNL") from Conseco, Inc. for $48.5 million in cash. While MNL is not currently writing new policies, the company reported over $43 million of statutory renewal premiums in 2001. At December 31, 2001, MNL had approximately 90,000 policies in force (primarily term life) representing over $12 billion in face amount of insurance, statutory assets of $297.8 million and statutory capital and surplus of $23.1 million.

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

                                                      Three months ended               Six months ended
                                                           June 30,                       June 30,
                                                     ---------------------         -------------------------
                                                         2002         2001               2002           2001
                                                         ----         ----               ----           ----
         REVENUES (a)
         Property and casualty insurance:
           Premiums earned:
             Specialty                               $370,286     $356,188         $  726,701     $  672,495
             Personal                                 248,617      322,629            495,820        650,261
             Other lines (b)                               32          746                322          1,530
                                                     --------     --------         ----------     ----------
                                                      618,935      679,563          1,222,843      1,324,286
           Investment and other income                 75,678      106,440            175,937        213,775
                                                     --------     --------         ----------     ----------
                                                      694,613      786,003          1,398,780      1,538,061
         Annuities, life and health (c)               207,620      202,562            425,042        419,592
         Other                                         16,437        4,674             19,984          7,836
                                                     --------     --------         ----------     ----------
                                                     $918,670     $993,239         $1,843,806     $1,965,489
                                                     ========     ========         ==========     ==========

         OPERATING PROFIT (Loss)
         Property and casualty insurance:
           Underwriting:
             Specialty                               $  7,377    ($  4,609)        $   12,671    ($    6,839)
             Personal                                  (2,654)     (35,795)            (7,893)       (63,577)
             Other lines (b)                          (11,514)         654            (20,840)        (5,801)
                                                     --------     --------         ----------     ----------
                                                       (6,791)     (39,750)           (16,062)       (76,217)
           Investment and other income                 32,923       69,147             96,174        144,349
                                                     --------     --------         ----------     ----------
                                                       26,132       29,397             80,112         68,132
         Annuities, life and health                    11,108       17,335             33,089         47,458
         Other (d)                                    (13,319)     (26,610)           (38,426)       (54,620)
                                                     --------     --------         ----------     ----------
                                                     $ 23,921     $ 20,122         $   74,775     $   60,970
                                                     ========     ========         ==========     ==========

         (a) Revenues include sales of products and services as well as other income earned by the respective segments.
         (b) Represents development of lines in "run-off"; AFG has ceased underwriting new business in these operations.
         (c)   Represents primarily investment income.
         (d)   Includes holding company expenses.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

D. GOODWILL Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing under a two step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. AFG has completed the first step of its transitional impairment test and has identified potential impairment of goodwill in its annuities and life insurance segment and the personal lines segment of its property and casualty insurance business. The second step of the impairment test, that will measure the amount of impairment loss, will be completed by the end of the year with any resulting impairment charge reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle. Management believes that while an impairment charge may be as much as 15% of the carrying value of goodwill at June 30, 2002, it may be as little as half of that amount.

      If the goodwill amortization of $3.4 million ($.05 per share) in the second quarter and $6.8 million ($.10 per share) in the first six months of 2001 had not been expensed, net earnings (loss) for the periods would have been a loss of $348,000 ($.01 per share) and earnings of $16.2 million ($.24 per share), respectively.

E. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                          June 30,  December 31,
                                                             2002          2001
                                                         --------   -----------
        HOLDING COMPANIES:
         AFG 7-1/8% Senior Debentures due April 2009     $301,203      $301,108
         AFG 7-1/8% Senior Debentures due December 2007    79,600        79,600
         AFC notes payable under bank line                218,000       203,000
         APU 10-7/8% Subordinated Notes due May 2011       11,527        11,557
         Other                                             12,249        13,695
                                                         --------      --------

                                                         $622,579      $608,960
                                                         ========      ========
        SUBSIDIARIES:
         GAFRI 6-7/8% Senior Notes due June 2008         $100,000      $100,000
         GAFRI notes payable under bank line              121,100       121,100
         Notes payable secured by real estate              35,936        36,253
         Other                                             13,098        13,399
                                                         --------      --------

                                                         $270,134      $270,752
                                                         ========      ========

      At June 30, 2002, scheduled principal payments on debt for the balance of 2002 and the subsequent five years were as follows (in millions):

                      Holding
                    Companies   Subsidiaries          Total
                    ---------   ------------         ------
            2002       $227.2         $   .6         $227.8
            2003          -              1.2            1.2
            2004          -            122.4          122.4
            2005          -             10.4           10.4
            2006          -             19.1           19.1
            2007         79.7             .6           80.3

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

F.   MINORITY INTEREST  Minority interest in AFG's balance sheet is comprised of the following (in thousands):
                                                      June 30,      December 31,
                                                         2002              2001
                                                     --------       -----------
        Interest of noncontrolling shareholders
          in subsidiaries' common stock              $149,846          $140,913
        Preferred securities issued by
          subsidiary trusts                           241,663           241,663
        AFC preferred stock                            72,154            72,154
                                                     --------          --------
                                                     $463,663          $454,730
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

      Date of                                         June 30,   December 31,    Optional
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

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):
                                                            Six months ended
                                                                June 30,
                                                           -------------------
                                                              2002        2001
                                                              ----        ----
        Interest of noncontrolling shareholders
          in earnings of subsidiaries                      $ 4,349     $ 6,524
        Effect of basis difference in realized gains
          (losses) of subsidiaries                          (2,517)        -
        Accrued distributions by subsidiaries
          on preferred securities:
            Trust issued securities, net of tax              7,141       8,908
            AFC preferred stock                              2,886       2,886
                                                           -------     -------
                                                           $11,859     $18,318
                                                           =======     =======

G. SHAREHOLDERS' EQUITY At June 30, 2002, there were 68,790,697 shares of AFG Common Stock outstanding, including 1,362,585 shares held by American Premier for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of American Premier's predecessor, The Penn Central Corporation. Shares being held for distribution are not eligible to vote but otherwise are accounted for as issued and outstanding. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

      At June 30, 2002, there were 9.7 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, options for 7 million shares were outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options generally expire ten years after the date of grant.

      The change in unrealized gain on marketable securities for the six months ended June 30 included the following (in millions):

                                                                         Minority
                                                      Pretax    Taxes    Interest        Net
                                                      ------    -----    --------       -----
                        2002
      --------------------------------------
      Unrealized holding gains on securities
        arising during the period                     $ 58.6   ($20.1)      ($1.6)      $36.9
      Realized losses included in net income            65.4    (22.7)       (5.4)       37.3
                                                      ------    -----        ----       -----
      Change in unrealized gain on
        marketable securities, net                    $124.0   ($42.8)      ($7.0)      $74.2
                                                      ======    =====        ====       =====

                        2001
      ---------------------------------------
      Unrealized holding losses on securities
        arising during the period                    ($  3.4)   $ 1.0       ($0.7)     ($ 3.1)
      Adoption of EITF 99-20                            16.9     (6.0)       (0.9)       10.0
      Realized losses included in net income            33.3    (11.7)       (2.1)       19.5
                                                      ------    -----        ----       -----
      Change in unrealized gain on
        marketable securities, net                    $ 46.8   ($16.7)      ($3.7)      $26.4
                                                      ======    =====        ====       =====

H. EQUITY IN LOSSES OF INVESTEES Since 1998, AFG subsidiaries have made loans to two start-up manufacturing businesses which were previously owned by unrelated third-parties. During 2000, the former owners chose to forfeit their equity interests to AFG rather than invest additional capital.

      During the fourth quarter of 2000, AFG sold the equity interests to a group of employees for nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of loans ($61.5 million at December 31, 2000) owed to AFG subsidiaries, the sale was not recognized as a divestiture for accounting purposes. Assets of the businesses transferred ($56.4 million at June 30, 2002 and $57.1 million at December 31, 2001) are included in other assets; liabilities of the businesses transferred ($10.6 million at June 30, 2002 and $11.8 million at December 31, 2001, after consolidation and elimination of loans from AFG subsidiaries) are included in other liabilities. Investee losses in the Statement of Operations represents AFG's equity in the losses of these two companies. One of the businesses is involved in litigation impacting its operations; see "Investee Corporations" in Management's Discussion and Analysis.

I.    COMMITMENTS AND CONTINGENCIES Aside from matters disclosed in Item 1 of
      Part II to this report, there have been no significant changes to the matters discussed and referred to in Note L "Commitments and Contingencies" of AFG's Annual Report on Form 10-K for 2001.

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

      Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

        o changes in economic conditions, including interest rates, performance of securities markets, and the availability of capital;
        o  regulatory actions;
        o  changes in legal environment;
        o  tax law changes;
        o levels of natural catastrophes, terrorist events, incidents of war and other major losses;
        o the ultimate amount of liabilities associated with certain asbestos and environmental-related insurance claims;
        o  adequacy of loss reserves;
        o availability of reinsurance and ability of reinsurers to pay their obligations; and
        o competitive pressures, including the ability to obtain rate increases.

      The forward-looking statements herein are made only as of the date of this report. AFG assumes no obligation to publicly update any forward-looking statements.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      LIQUIDITY AND CAPITAL RESOURCES

      RATIOS AFG's debt to total capital ratio (at the parent holding company level) was approximately 26% at June 30, 2002, and 27% at December 31, 2001.

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

      AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million until December 31, 2002. At June 30, 2002, just under three-fourths of the credit line had been used. While management expects to negotiate a replacement bank agreement later this year, market conditions indicate the maximum amount may be smaller and interest costs will likely be greater.

      INVESTMENTS AFG's investment portfolio at June 30, 2002, contained $11.4 billion in "Fixed maturities" and $325.2 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At June 30, 2002, AFG had pretax net unrealized gains of $269.5 million on fixed maturities and $142.4 million on other stocks.

      Approximately 93% of the fixed maturities held by AFG at June 30, 2002, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Summarized information for the unrealized gains and losses recorded in AFG's balance sheet at June 30, 2002, is shown in the following table (dollars in millions). Approximately $517 million of "Fixed maturities" and $46 million of "Other stocks" had no unrealized gains or losses at June 30, 2002.

                                                     Securities     Securities
                                                        with           with
                                                     Unrealized     Unrealized
                                                       Gains          Losses
                                                     ----------     ----------
        FIXED MATURITIES
        ----------------
          Market value of securities                     $9,052         $1,860
          Amortized cost of securities                   $8,674         $1,968
          Gross unrealized gain or loss                  $  378         $  108
          Market value as % of amortized cost               104%            95%
          Number of security positions                    1,533            312
          Number individually exceeding
            $2 million gain or loss                           4             12
          Concentration of gains or losses by
            type or industry (exceeding 5% of
            unrealized):
              Mortgage-backed securities                 $128.6         $  8.6
              Banks                                        34.5            -
              State and municipal                          25.6            4.8
              U.S. government                              23.4             .9
              Asset-backed securities                      14.2           13.9
              Air transportation                            4.7            8.9
              Telephone communications                      3.9           19.4
              Cable television                               .2            7.9
          Percentage rated investment grade                  97%            78%

        OTHER STOCKS
        ------------
          Market value of securities                     $  258         $   21
          Cost of securities                             $  106         $   31
          Gross unrealized gain or loss                  $  152         $   10
          Market value as % of cost                         243%            68%
          Number individually exceeding
            $2 million gain or loss                           2              1

      AFG's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $138 million of the $152 million in unrealized gains on other stocks at June 30, 2002.

      The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2002, based on their market values.

                                                     Securities     Securities
                                                        with           with
                                                     Unrealized     Unrealized
             Maturity                                  Gains          Losses
             --------                                ----------     ----------
             One year or less                             6%             1%
             After one year through five years           19             25
             After five years through ten years          24             38
             After ten years                             15             15
                                                        ---            ---
                                                         64             79
             Mortgage-backed securities                  36             21
                                                        ---            ---
                                                        100%           100%
                                                        ===            ===

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      AFG realized aggregate losses of $11 million during the second quarter of 2002 on $209.9 million in sales of fixed maturity securities (28 issues; 23 issuers) that had unrealized losses at March 31, 2002. Market values of 22 of the issues increased an aggregate of $4 million from March 31 to date of sale. One of the securities was a Worldcom bond that decreased in value by $3.3 million from March 31 to the date of sale due to the decline in Worldcom's financial condition. Market values of the remaining five securities decreased an aggregate of $1.2 million from March 31 to the sale date. Six of the 28 issues had unrealized losses greater than $500,000 at March 31. Excluding Worldcom, actual losses on sale were $1.3 million less than the unrealized loss at March 31. Although AFG had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuer's credit, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio.

      The table below (dollars in millions) summarizes the length of time securities have been in an unrealized gain or loss position at June 30, 2002.

                                                                                              Market
                                                             Aggregate       Aggregate      Value as
                                                                Market      Unrealized     % of Cost
                                                                 Value     Gain (Loss)         Basis
                                                             ---------     -----------     ---------
      Fixed Maturities
      ----------------------------------------------
      SECURITIES WITH UNREALIZED GAINS:
        Exceeding $500,000 at 6/30/02 and for:
           Less than one year (172 issues)                      $2,192            $133         106.5%
           More than one year (51 issues)                          688              60         109.6
        Less than $500,000 at 6/30/02 (1,310 issues)             6,172             185         103.1
                                                                ------            ----
                                                                $9,052            $378         104.4
                                                                ======            ====
      SECURITIES WITH UNREALIZED LOSSES:
        Exceeding $500,000 at 6/30/02 and for:
           Less than one year (37 issues)                       $  307           ($ 47)         86.7%
           More than one year (14 issues)                          100             (31)         76.3
        Less than $500,000 at 6/30/02 (261 issues)               1,453             (30)         98.0
                                                                ------            ----
                                                                $1,860           ($108)         94.5
                                                                ======            ====
      Other Stocks
      ---------------------------------------------
      SECURITIES WITH UNREALIZED GAINS:
        Exceeding $500,000 at 6/30/02 and for:
           Less than one year (2 issues)                        $   10            $  2         125.0%
           More than one year (4 issues)                           234             147         269.0
        Less than $500,000 at 6/30/02 (57 issues)                   14               3         127.3
                                                                ------            ----
                                                                $  258            $152         243.4
                                                                ======            ====
      SECURITIES WITH UNREALIZED LOSSES:
        Exceeding $500,000 at 6/30/02 and for:
           Less than one year (3 issues)                        $    4           ($  6)        40.0%
           More than one year (0 issues)                           -                -            -
        Less than $500,000 at 6/30/02 (71 issues)                   17              (4)        81.0
                                                                ------            ----
                                                                $   21           ($ 10)        67.7
                                                                ======            ====

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

      UNCERTAINTIES As more fully explained in the following paragraphs, management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and American Premier's contingencies arising out of its former operations.

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

      Further, certain policyholders assert that each bodily injury claim should be treated as a separate occurrence under the policy, and that their claims are not subject to aggregate limits on coverage because either their policies did not contain aggregate limits with respect to products liability coverage or, faced with exhaustion of products coverage limits, their asbestos claims fall within non-products liability coverage which is not subject to any aggregate limit. These claims are now being contested in insurance coverage litigation in various jurisdictions. In rejecting the claims that are the basis of this litigation, AFG believes its coverage defenses are substantial and intends to continue to vigorously defend its position. Nonetheless, the outcome of disputes related to asbestos and environmental matters, whether through litigation or negotiation, may result in liabilities exceeding current related reserves by amounts that

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



      could have a material adverse effect upon AFG's results of operations and financial condition.

      For further discussion of uncertainties and litigation involving AFG, see "Legal Proceedings."

      RESULTS OF OPERATIONS

      GENERAL Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles. Many investors and analysts focus on "core earnings" of companies, setting aside certain items included in net earnings. Nonetheless, these items are significant components of AFG's overall financial results.

      The following table reconciles AFG's operating earnings before income taxes as shown in the Statement of Operations to "core earnings" as generally referred to in quarterly news releases and independent financial analysts' reports (in millions, except per share amounts):

                                                         Three months ended         Six months ended
                                                              June 30,                   June 30,
                                                        --------------------        -----------------
                                                             2002       2001          2002       2001
                                                             ----       ----          ----       ----
           Operating earnings before income taxes           $23.9      $20.1        $ 74.8      $61.0
           Adjustments:
              Eliminate net realized losses                  47.6       26.4          65.4       34.9
              Include minority interest                     (10.8)     (12.6)        (21.7)     (25.2)
                                                            -----      -----        ------      -----
                                                             60.7       33.9         118.5       70.7
           Provision for income taxes                        17.9       10.0          22.8       25.0
                                                            -----      -----        ------      -----

           Core earnings from insurance businesses          $42.8      $23.9        $ 95.7      $45.7
                                                            =====      =====        ======      =====

           Per Common Share (diluted)                        $.62       $.35         $1.38       $.67
                                                             ====       ====         =====       ====

      "Core earnings" for the first six months of 2002 include a $16 million ($.23 per share) first quarter tax benefit resulting from the reduction of previously accrued amounts due to the resolution of certain tax matters. "Core earnings" for 2001 include goodwill amortization expense of $3.4 million ($.05 per share) in the second quarter and $6.8 million ($.10 per share) for the first six months.

      The improvement in "core earnings" in the comparable second quarter and six month results was due primarily to significantly improved property and casualty underwriting results.

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

      Premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                               Three months ended           Six months ended
                                                    June 30,                    June 30,
                                              -------------------        -----------------------
                                                2002         2001            2002           2001
                                                ----         ----            ----           ----
           Gross Written Premiums (GAAP)
               Specialty                      $662.1       $544.1        $1,241.0       $1,030.0
               Personal                        335.9        312.9           689.5          692.9
               Other lines                       -             .1              .3             .1
                                              ------       ------        --------       --------
                                              $998.0       $857.1        $1,930.8       $1,723.0
                                              ======       ======        ========       ========

           Net Written Premiums (GAAP)
               Specialty                      $393.8       $393.8        $  780.5       $  750.4
               Personal                        244.9        252.0           501.3(a)       622.5
               Other lines                       -            -                .3            -
                                              ------       ------        --------       --------
                                              $638.7       $645.8        $1,282.1       $1,372.9
                                              ======       ======        ========       ========

           Combined Ratios (GAAP)
               Specialty                        98.0%       101.3%           98.3%         101.0%
               Personal                        101.1        111.1           101.6          109.8
               Aggregate (including
                 discontinued lines)           101.1        105.9           101.4          105.7

             (a) Reflects the ceding of $171 million in premiums in 2002 compared to $50 million in 2001 under a reinsurance agreement (effective April 1, 2001).

      SPECIALTY The Specialty group's gross written premiums for the second quarter and six months of 2002 increased more than 20% over the comparable 2001 periods. These increases reflect the impact of rate increases and the realization of growth opportunities in certain commercial markets, partially offset by the decision to discontinue certain lines of business (during 2001) that were not achieving adequate returns. Specialty rate increases averaged approximately 30% during the first six months of 2002 and are expected to average about 30% for the year. Net written premiums were comparable to 2001 for the second quarter and increased by 4% for the six months. Strong growth in gross written premiums was offset by increased reinsurance coverage in certain lines.

      The Specialty group reported a solid underwriting profit for the six months and second quarter of 2002 with a combined ratio of 98.0% for the quarter and 98.3% for the six months. The improvement in the combined ratios compared to 2001 reflects strategic changes in the mix of specialty businesses and the impact of rate increases.

      PERSONAL The Personal group's gross written premiums for the second quarter increased 7% compared to the second quarter of 2001 as the impact of rate increases was partially offset by lower business volume. Effective April 1, 2001, AFG began reinsuring 80% of the automobile physical damage business written by three of its insurance subsidiaries. In July 2001, the agreement was amended to increase the level of reinsurance to 90% and to add an additional

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      insurance subsidiary. This agreement enables AFG to reallocate some of its capital to the more profitable specialty operations. The decline in net written premiums for the second quarter and six months reflects the impact of this reinsurance agreement. Rate increases implemented in the first six months of 2002 were about 8% and are expected to be about 10% for the year.

      As a result of rate increases implemented over the last year, the Personal group's combined ratio improved by 10 points for the second quarter and
      8.2 points for the six months compared to the 2001 periods. Nearly 90% of the Personal group's business is written through independent agents. Business written through this distribution channel achieved an underwriting profit for the third consecutive quarter with a combined ratio of 98.2% for second quarter of 2002. Management expects the Personal group as a whole to achieve underwriting profitability by the fourth quarter of 2002.

      REAL ESTATE OPERATIONS AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Operations as shown below (in millions).

                                              Three months ended    Six months ended
                                                   June 30,             June 30,
                                              ------------------    -----------------
                                                   2002     2001         2002    2001
                                                   ----     ----         ----    ----
         Other income                             $29.6    $29.4        $44.9   $61.4
         Other operating and general expenses      17.7     16.6         32.2    31.6
         Interest charges on borrowed money          .7       .6          1.3     1.3
         Minority interest expense, net              .4      1.4           .4     3.3

      Other income includes net pretax gains on the sale of real estate assets of $7.5 million in the second quarter and $7.6 million in the first six months of 2002 compared to $9.3 million and $24.6 million for the 2001 periods.

      OTHER INCOME Excluding gains on sales of real estate assets (discussed above), other income increased $7.4 million (16%) for the second quarter and $12.5 million (14%) for the first six months of 2002 compared to 2001 due primarily to fees earned by the Specialty group's new warranty business and higher fee income in certain other specialty insurance operations.

      REALIZED GAINS Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

      LOSSES ON SECURITIES Realized losses on securities include provisions for other than temporary impairment of securities still held as follows: second quarter of 2002 and 2001 - $70.1 million and $29.2 million; six months of 2002 and 2001 -$88.4 million and $37.2 million, respectively. Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace.

      Warrants to purchase common stock of publicly traded companies are generally considered derivatives and marked to market through current earnings as realized gains and losses. Realized losses on securities include gains of $3.7 million in the second quarter of 2002 and $660,000 for the first six months of 2002 compared to gains of $3.2 million and $2.3 million in the 2001 periods to adjust the carrying value of AFG's investment in warrants to market value ($26.4 million at June 30, 2002).

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

      INTEREST EXPENSE Interest expense for the first six months of 2002 decreased compared to 2001 as lower average interest rates on AFG's variable rate debt more than offset higher average indebtedness.

      OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses for the second quarter and first six months of 2001 include goodwill amortization of $3.4 million and $6.8 million, respectively. Under SFAS No. 142, which was implemented January 1, 2002, goodwill is no longer amortized. Excluding 2001 goodwill amortization, other operating and general expenses increased $10.7 million (9%) for the second quarter and $19.5 million (9%) for the first six months compared to 2001. Expenses of the Specialty group's new warranty business, higher expenses related to growth in certain other Specialty operations and increased amortization of annuity and life deferred policy acquisition costs were partially offset by lower IT-related expenses.

      INCOME TAXES The 2002 provision for income taxes includes a $16 million first quarter tax benefit for the reduction of previously accrued amounts due to the resolution of certain tax matters.

      INVESTEE CORPORATIONS Equity in losses of investee corporations represents losses of two start-up manufacturing businesses (see Note H). In November 2001, an injunction was issued against one of the companies which would prohibit the company from using equipment subject to litigation alleging the misappropriation of a trade secret and effectively close the plant. The injunction was subsequently modified, pending appeal, to permit operations to continue and require certain escrow payments. If the investee is unsuccessful in its attempt to have the injunction lifted or further modified, or if operating results fail to improve, a substantial portion of AFG's investment ($32.3 million as of June 30, 2002), may be written off.

      CUMULATIVE EFFECT OF ACCOUNTING CHANGE The cumulative effect of accounting change represents the implementation of a new accounting standard (EITF 99-20) which resulted in a write down of $16.9 million ($10.0 million or $.15 per share after tax and minority interest) of the carrying value of certain collateralized debt obligations as of April 1, 2001.

           ----------------------------------------------------------

                                     ITEM 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
             ------------------------------------------------------

      As of June 30, 2002, there were no material changes to the information provided in AFG's Form 10-K for 2001 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                                     PART II
                                OTHER INFORMATION

                                     ITEM 1

                                LEGAL PROCEEDINGS
                                -----------------


      AFG's subsidiaries are parties to litigation and receive claims asserting alleged injuries and damages from asbestos, environmental and other substances and workplace hazards and have established loss accruals for such potential liabilities.

      As previously reported, A.P. Green Industries, Inc. and its subsidiary, A.P. Green Services, Inc. (the "Policyholders") filed petitions for bankruptcy under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania (In re: Global Industrial Technologies, Inc., et al. filed February 14, 2002). Great American Insurance Company and certain other insurers are parties to litigation with the Policyholders involving liability coverage for a substantial number of asbestos related bodily injury claims that have been asserted against the Policyholders. These claims (some of which are direct actions against Great American) allege that the refractory materials manufactured, sold or installed by the Policyholders contained asbestos and resulted in bodily injury from exposure to asbestos. The Policyholders seek to recover defense and indemnity expenses related to those claims from a number of insurers, including Great American, and in an effort to maximize coverage assert that Great American's policies on various grounds are not subject to aggregate limits on liability, that each exposure alleged by a claimant constitutes a separate occurrence, and that each insurer is liable for all sums the Policyholders become legally obliged to pay. Prior to the bankruptcy filing, Great American sought to have these coverage issues decided as part of a contribution and declaratory judgment action that it brought several years earlier (Great American Insurance Company, et al. v. The Royal Insurance Company, et al., United States District Court, Southern District of Ohio, filed January 29, 1998) (the "District Court Action") and asked the court to declare, among other things, that all asbestos bodily injury claims against the Policyholders constitute not more than one occurrence and are subject to a $1,000,000 aggregate limit under each of the four Great American policies at issue in the action and should be allocated among triggered policies and implicated years on a pro rata basis. Great American believes that its coverage defenses are substantial and intends to vigorously defend its position if it is unable to arrive at a mutually acceptable resolution of the claims. The bankruptcy filing, however, stays the District Court Action. In March 2002, Great American and certain other insurers filed a motion in the Bankruptcy Court to modify the stay so as to permit the District Court action to proceed. During the same month, the Policyholders filed adversary proceedings in the Bankruptcy Court to decide the coverage issues.

      On June 4, 2002, the Bankruptcy Court entered orders continuing proceedings on both the stay motion and the adversary proceeding and referring the insurance coverage dispute to non-binding mediation. If the mediation does not result in a negotiated settlement, and if the stay is not modified or the adversary proceedings are permitted to go forward in the Bankruptcy Court, then the resolution of these disputes will be subject to the complexities and uncertainties associated with a Chapter 11 proceeding.

      For a further discussion of the uncertainties relative to confronting asbestos and environmental claims, see the following sections of AFG's 2001 Form 10-K: Business - "Asbestos and Environmental Reserves" and Note L - "Commitments

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                                     PART II
                          OTHER INFORMATION - CONTINUED


      And Contingencies" to the Financial Statements. As a consequence of these uncertainties, the outcome of disputes related to asbestos and environmental matters, whether through litigation or negotiation, may result in liabilities exceeding current related reserves by an amount that could have a material adverse effect on AFG's results of operations and financial condition.

      In March 2000, a jury in Dallas, Texas, returned a verdict against Great American Life Insurance Company ("GALIC") with total damages of $11.2 million in a lawsuit brought by two former agents of GALIC (Martin v. Great American Life Insurance Company, 191st District Court of Dallas County, Texas, Case No. 96-04843). The former agents had alleged that their agency agreement with GALIC had been wrongfully terminated. On August 6, 2002, the Texas Fifth District Court of Appeals issued an opinion reversing the verdict in its entirety and finding that GALIC had no liability to the plaintiffs based on the facts of the case. The plaintiffs have no further appeal rights in this case.


                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

      AFG's Annual Meeting of shareholders was held on June 17, 2002; the only issue voted upon was the election of a Board of Directors. Approximately 90% of the shares eligible to vote were represented at the meeting. All eight nominees were elected.

            Name                 For        Against      Withheld    Abstain
      --------------------    ----------    -------     ---------    -------
      Theodore H. Emmerich    59,494,187      N/A       1,143,385      N/A
      James E. Evans          55,574,045      N/A       5,063,527      N/A
      Carl H. Lindner         55,213,887      N/A       5,423,685      N/A
      Carl H. Lindner III     55,221,162      N/A       5,416,410      N/A
      Keith E. Lindner        55,213,816      N/A       5,423,756      N/A
      S. Craig Lindner        55,256,882      N/A       5,380,690      N/A
      William R. Martin       59,508,963      N/A       1,128,609      N/A
      William W. Verity       59,748,165      N/A         889,407      N/A

      --------------------
      N/A - Not Applicable

                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K
                        --------------------------------

(a) Exhibit 99 - Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:  none

                       AMERICAN FINANCIAL GROUP, INC. 10-Q



                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                     American Financial Group, Inc.




August 13, 2002                      BY:   Fred J. Runk
                                           -----------------------------------
                                           Fred J. Runk
                                           Senior Vice President and Treasurer