Form 10-Q
period 2002-09-30
AMERICAN FINANCIAL GROUP INC
filed 2002-11-15
CIK 1042046

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the Quarterly Period Ended                                  Commission File
September 30, 2002                                                  No. 1-13653


                         AMERICAN FINANCIAL GROUP, INC.



Incorporated under                                            IRS Employer I.D.
the Laws of Ohio                                                 No. 31-1544320


                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121






       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No



       As of November 1, 2002, there were 69,073,102 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.












                                  Page 1 of 30
--------------------------------------------------------------------------------

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)


                                                         September 30,     December 31,
                                                                 2002             2001
                                                         ------------      -----------

ASSETS:
  Cash and short-term investments                         $   883,202      $   544,173
  Investments:
    Fixed maturities - at market
      (amortized cost - $11,314,846 and $10,593,305)       11,777,646       10,748,605
    Other stocks - at market
      (cost - $173,002 and $187,810)                          279,502          313,710
    Policy loans                                              215,003          211,288
    Real estate and other investments                         244,531          266,545
                                                          -----------      -----------
        Total investments                                  12,516,682       11,540,148

  Recoverables from reinsurers and prepaid
    reinsurance premiums                                    2,678,900        2,286,509
  Agents' balances and premiums receivable                    790,144          666,171
  Deferred acquisition costs                                  902,114          818,323
  Other receivables                                           288,904          254,255
  Variable annuity assets (separate accounts)                 437,000          529,590
  Prepaid expenses, deferred charges and other assets         478,645          453,718
  Goodwill                                                    309,254          308,794
                                                          -----------      -----------

                                                          $19,284,845      $17,401,681
                                                          ===========      ===========

LIABILITIES AND CAPITAL:
  Unpaid losses and loss adjustment expenses              $ 5,006,795      $ 4,777,580
  Unearned premiums                                         1,908,904        1,640,955
  Annuity benefits accumulated                              6,233,334        5,832,120
  Life, accident and health reserves                          939,878          638,522
  Payable to reinsurers                                       465,449          296,462
  Long-term debt:
    Holding companies                                         542,994          608,960
    Subsidiaries                                              270,723          270,752
  Variable annuity liabilities (separate accounts)            437,000          529,590
  Amounts due brokers for securities purchased                249,151           31,417
  Accounts payable, accrued expenses and other
    liabilities                                             1,031,051          822,214
                                                          -----------      -----------
        Total liabilities                                  17,085,279       15,448,572

  Minority interest                                           475,135          454,730

  Shareholders' Equity:
    Common Stock, no par value
      - 200,000,000 shares authorized
      - 68,973,532 and 68,491,610 shares outstanding           68,974           68,492
    Capital surplus                                           920,017          911,074
    Retained earnings                                         414,540          359,513
    Unrealized gain on marketable securities, net             320,900          159,300
                                                          -----------      -----------
        Total shareholders' equity                          1,724,431        1,498,379
                                                          -----------      -----------

                                                          $19,284,845      $17,401,681
                                                          ===========      ===========

                      AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                     Three months ended            Nine months ended
                                                       September 30,                 September 30,
                                                  -----------------------       ------------------------
                                                      2002           2001             2002          2001
                                                      ----           ----             ----          ----
INCOME:
  Property and casualty insurance
    premiums                                      $605,012     $  664,381       $1,827,855    $1,988,667
  Life, accident and health premiums                80,972         69,116          224,616       208,807
  Investment income                                215,607        217,516          647,635       638,755
  Realized gains (losses) on:
    Securities                                     (23,096)           (22)         (88,530)      (33,328)
    Subsidiaries                                   (10,769)         7,065          (10,769)        5,479
    Other investments                                9,253           -               9,253          -
  Other income                                      66,450         56,780          177,175       171,945
                                                  --------     ----------       ----------    ----------
                                                   943,429      1,014,836        2,787,235     2,980,325
COSTS AND EXPENSES:
  Property and casualty insurance:
    Losses and loss adjustment expenses            443,625        626,642        1,345,575     1,649,269
    Commissions and other underwriting
      expenses                                     158,848        189,327          495,803       567,203
  Annuity benefits                                  68,685         74,016          215,226       213,996
  Life, accident and health benefits                69,579         53,952          184,891       160,246
  Interest charges on borrowed money                15,647         14,924           44,486        45,883
  Other operating and general expenses             135,642        118,404          375,076       345,187
                                                  --------     ----------       ----------    ----------
                                                   892,026      1,077,265        2,661,057     2,981,784
                                                  --------     ----------       ----------    ----------

Operating earnings (loss) before
  income taxes                                      51,403        (62,429)         126,178        (1,459)
Provision (credit) for income taxes                 15,447        (22,152)          19,376        (4,547)
                                                  --------     ----------       ----------    ----------

Net operating earnings (loss)                       35,956        (40,277)         106,802         3,088

Minority interest expense, net of tax               (6,330)        (9,028)         (18,189)      (27,346)
Equity in net losses of
  investees, net of tax                             (2,746)        (6,395)          (7,833)      (12,042)
                                                  --------     ----------       ----------    ----------
Earnings (loss) before cumulative
  effect of accounting change                       26,880        (55,700)          80,780       (36,300)
Cumulative effect of accounting change                -              -                -          (10,040)
                                                  --------     ----------       ----------    ----------

NET EARNINGS (LOSS)                               $ 26,880    ($   55,700)      $   80,780   ($   46,340)
                                                  ========     ==========       ==========    ==========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Before accounting change                            $.39          ($.82)           $1.18         ($.53)
  Cumulative effect of accounting change                -              -                -           (.15)
                                                      ----           ----            -----          ----
  Net earnings (loss) available to
    Common Shares                                     $.39          ($.82)           $1.18         ($.68)
                                                      ====           ====            =====          ====

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Before accounting change                            $.39          ($.81)           $1.17         ($.52)
  Cumulative effect of accounting change                -              -                -           (.15)
                                                      ----           ----            -----          ----
  Net earnings (loss) available to
    Common Shares                                     $.39          ($.81)           $1.17         ($.67)
                                                      ====           ====            =====          ====

Average number of Common Shares:
  Basic                                             68,873         68,028           68,717        67,799
  Diluted                                           69,155         68,494           69,177        68,312

Cash dividends per Common Share                      $.125           $.25            $.375          $.75

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                          Common Stock               Unrealized
                                                 Common    and Capital    Retained      Gain on
                                                 Shares        Surplus    Earnings   Securities            Total
                                             ----------   ------------    --------   ----------       ----------
BALANCE AT JANUARY 1, 2002                   68,491,610       $979,566    $359,513     $159,300       $1,498,379

Net earnings                                       -              -         80,780         -              80,780
Change in unrealized                               -              -           -         161,600          161,600
                                                                                                      ----------
  Comprehensive income                                                                                   242,380

Dividends on Common Stock                          -              -        (25,744)        -             (25,744)
Shares issued:
  Exercise of stock options                      26,537            608        -            -                 608
  Dividend reinvestment plan                    201,051          4,410        -            -               4,410
  Employee stock purchase plan                   33,699            858        -            -                 858
  Retirement plan contributions                 216,740          5,599        -            -               5,599
  Deferred compensation distributions             1,809             45        -            -                  45
  Directors fees paid in stock                    2,875             72        -            -                  72
Shares acquired and retired                        (789)           (11)         (9)        -                 (20)
Tax effect of intercompany dividends               -            (2,400)       -            -              (2,400)
Other                                              -               244        -            -                 244
                                             ----------       --------    --------     --------       ----------
BALANCE AT SEPTEMBER 30, 2002                68,973,532       $988,991    $414,540     $320,900       $1,724,431
                                             ==========       ========    ========     ========       ==========


BALANCE AT JANUARY 1, 2001                   67,410,091       $965,654    $442,276     $140,600       $1,548,530

Net loss                                           -              -        (46,340)        -             (46,340)
Change in unrealized                               -              -           -         118,700          118,700
                                                                                                      ----------
  Comprehensive income                                                                                    72,360

Dividends on Common Stock                          -              -        (50,819)        -             (50,819)
Shares issued:
  Exercise of stock options                      54,435          1,289        -            -               1,289
  Employee stock purchase plan                   39,642          1,046        -            -               1,046
  Retirement plan contributions                 711,477         17,007        -            -              17,007
  Directors fees paid in stock                    2,874             72        -            -                  72
  Deferred compensation distributions               331              9        -            -                   9
Shares acquired and retired                      (3,538)           (51)        (49)        -                (100)
Tax effect of intercompany dividends               -            (4,800)       -            -              (4,800)
Capital transactions of subsidiaries               -              (375)       -            -                (375)
Other                                              -            (1,249)       -            -              (1,249)
                                             ----------       --------    --------     --------       ----------
BALANCE AT SEPTEMBER 30, 2001                68,215,312       $978,602    $345,068     $259,300       $1,582,970
                                             ==========       ========    ========     ========       ==========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                              Nine months ended
                                                                September 30,
                                                         -------------------------
                                                               2002           2001
                                                               ----           ----

OPERATING ACTIVITIES:
  Net earnings (loss)                                    $   80,780    ($   46,340)
  Adjustments:
    Cumulative effect of accounting change                     -            10,040
    Equity in net losses of investees                         7,833         12,042
    Depreciation and amortization                           150,841        111,608
    Annuity benefits                                        215,226        213,996
    Realized losses on investing activities                  82,206          1,106
    Deferred annuity and life policy acquisition costs     (121,160)      (111,377)
    Increase in reinsurance and other receivables          (514,206)      (382,233)
    Increase in other assets                                (75,299)       (32,858)
    Increase in insurance claims and reserves               561,134        589,761
    Increase in payable to reinsurers                       168,987        120,443
    Increase in other liabilities                           100,615         56,490
    Increase in minority interest                             2,905          9,509
    Other, net                                                1,428         16,173
                                                         ----------     ----------
                                                            661,290        568,360
                                                         ----------     ----------

INVESTING ACTIVITIES:
  Purchases of and additional investments in:
    Fixed maturity investments                           (3,718,410)    (1,609,151)
    Equity securities                                        (9,217)        (5,556)
    Subsidiary                                              (48,500)          -
    Real estate, property and equipment                     (37,870)       (43,660)
  Maturities and redemptions of fixed maturity
    investments                                           1,256,037        579,916
  Sales of:
    Fixed maturity investments                            2,057,781        666,593
    Equity securities                                        20,144         11,978
    Subsidiaries                                               -            40,395
    Real estate, property and equipment                      12,731         46,683
  Cash and short-term investments of acquired
    (former) subsidiaries, net                                4,392       (134,237)
  Decrease (increase) in other investments                   26,432         (4,711)
                                                         ----------     ----------
                                                           (436,480)      (451,750)
                                                         ----------     ----------

FINANCING ACTIVITIES:
  Fixed annuity receipts                                    599,174        454,189
  Annuity surrenders, benefits and withdrawals             (410,561)      (482,997)
  Net transfers from variable annuity assets                 12,318          3,252
  Additional long-term borrowings                            79,000        185,668
  Reductions of long-term debt                             (145,655)      (102,067)
  Issuances of Common Stock                                   1,317          2,078
  Repurchase of trust preferred securities                     -           (75,000)
  Cash dividends paid                                       (21,374)       (50,819)
                                                         ----------     ----------
                                                            114,219        (65,696)
                                                         ----------     ----------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS             339,029         50,914

Cash and short-term investments at beginning
  of period                                                 544,173        438,670
                                                         ----------     ----------

Cash and short-term investments at end of period         $  883,202     $  489,584
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

             REINSURANCE In the normal course of business, AFG's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, AFG's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFG's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers includes ceded premiums retained by AFG's insurance subsidiaries under contracts to fund ceded losses as they become due. AFG's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding companies.

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

      DPAC related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of expected gross profits on the policies. To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains (losses) on marketable securities.

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

      Loss reserve liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Operations in the period in which determined. In spite of the variability inherent in such

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
      estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

             ANNUITY BENEFITS ACCUMULATED Annuity receipts and benefit payments are recorded as increases or decreases in "annuity benefits accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

             LIFE, ACCIDENT AND HEALTH RESERVES LIABILITIES for future policy benefits under traditional life, accident and health policies are computed using the net level premium method. Computations are based on the original projections of investment yields, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves established for accident and health claims are modified as necessary to reflect actual experience and developing trends.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

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

      BENEFIT PLANS AFG provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans contained in AFG's Retirement and Savings Plan. The Company makes all contributions to the retirement fund and matches a portion of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions have been invested primarily in securities of AFG and affiliates. Employees are being afforded the flexibility to direct the investment of a portion of their vested retirement fund account balances (increasing from 12.5% in July 2002 to 100% in April 2004) from securities of AFG and its affiliates to independently managed investment funds. As of September 30, 2002, the Plan owned 12% of AFG's outstanding Common Stock. Company contributions are charged against earnings in the year for which they are declared.

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

      EARNINGS PER SHARE Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: third quarter of 2002 and 2001 - 282,000 shares and 466,000 shares; nine months of 2002 and 2001
      - 460,000 shares and 513,000 shares, respectively.

      STATEMENT OF CASH FLOWS For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed. Annuity receipts, benefits and withdrawals are also reflected as financing activities. All other activities are considered "operating". Short-term investments having original maturities of three months or less when purchased are considered to be cash

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
      equivalents for purposes of the financial statements.

B.    ACQUISITIONS AND SALES OF SUBSIDIARIES

      NEW JERSEY PRIVATE PASSENGER AUTOMOBILE INSURANCE BUSINESS In September 2002, an AFG subsidiary entered into an agreement under which Palisades Safety and Insurance Association and Palisades Insurance Company will assume the subsidiary's obligations to renew its private passenger automobile insurance business written in New Jersey. AFG recognized a $10.8 million pretax loss on the transaction. As of September 9, 2002, AFG no longer accepts any new private passenger automobile insurance in that state.

      MANHATTAN NATIONAL LIFE INSURANCE On June 28, 2002, GAFRI acquired Manhattan National Life Insurance Company ("MNL") from Conseco, Inc. for $48.5 million in cash. At June 30, 2002, MNL had approximately $290 million of assets and statutory capital and surplus of $27.5 million.

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

                                                  Three months ended            Nine months ended
                                                     September 30,                September 30,
                                                ----------------------        ------------------------
                                                    2002          2001              2002          2001
                                                    ----          ----              ----          ----
        REVENUES (a)
        Property and casualty insurance:
          Premiums earned:
            Specialty                           $403,738    $  390,254        $1,130,439    $1,062,749
            Personal                             201,290       273,905           697,110       924,166
            Other lines                              (16)          222               306         1,752
                                                --------    ----------        ----------    ----------
                                                 605,012       664,381         1,827,855     1,988,667
          Investment and other income             99,196       117,233           275,133       331,008
                                                --------    ----------        ----------    ----------
                                                 704,208       781,614         2,102,988     2,319,675
        Annuities, life and health (b)           225,787       228,044           650,829       647,636
        Other                                     13,434         5,178            33,418        13,014
                                                --------    ----------        ----------    ----------
                                                $943,429    $1,014,836        $2,787,235    $2,980,325
                                                ========    ==========        ==========    ==========

        OPERATING PROFIT (LOSS)
        Property and casualty insurance:
          Underwriting:
            Specialty                           $  4,706   ($   32,119)       $   17,377   ($   38,958)
            Personal                              (2,223)      (21,104)          (10,116)      (84,681)
            Other lines (c)                           56       (98,365)          (20,784)     (104,166)
                                                --------    ----------        ----------    ----------
                                                   2,539      (151,588)          (13,523)     (227,805)
          Investment and other income             45,259        73,115           141,433       217,464
                                                --------    ----------        ----------    ----------
                                                  47,798       (78,473)          127,910       (10,341)
        Annuities, life and health                 7,387        36,959            40,476        84,417
        Other (d)                                 (3,782)      (20,915)          (42,208)      (75,535)
                                                --------    ----------        ----------    ----------
                                                $ 51,403   ($   62,429)       $  126,178   ($    1,459)
                                                ========    ==========        ==========    ==========

        (a) Revenues include sales of products and services as well as other income earned by the respective segments.
        (b)  Represents primarily investment income.
        (c) Represents development of lines in "run-off"; AFG has ceased underwriting new business in these operations.
        (d)  Includes holding company expenses.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

D. GOODWILL Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing under a two step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. AFG has completed the first step of its transitional impairment test and has identified potential impairment of goodwill in its annuities and life insurance segment and the personal lines segment of its property and casualty insurance business. The second step of the impairment test, that will measure the amount of impairment loss, will be completed by the end of the year with any resulting impairment charge reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle. Management believes that while an impairment charge may be as much as 15% of the carrying value of goodwill at September 30, 2002, it may be as little as half of that amount.

      If the goodwill amortization of $3.4 million ($.05 per share, diluted) in the third quarter and $10.3 million ($.15 per share) in the first nine months of 2001 had not been expensed, net losses for the periods would have been $52.3 million ($.76 per share) and $36.1 million ($.53 per share), respectively.

E. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                                 September 30,    December 31,
                                                                         2002            2001
                                                                 ------------     -----------

           HOLDING COMPANIES:
             AFG 7-1/8% Senior Debentures due April 2009             $301,251        $301,108
             AFG 7-1/8% Senior Debentures due December 2007            79,600          79,600
             AFC notes payable under bank line                        140,000         203,000
             APU 10-7/8% Subordinated Notes due May 2011               11,512          11,557
             Other                                                     10,631          13,695
                                                                     --------        --------

                                                                     $542,994        $608,960
                                                                     ========        ========
           SUBSIDIARIES:
             GAFRI 6-7/8% Senior Notes due June 2008                 $100,000        $100,000
             GAFRI notes payable under bank line                      121,100         121,100
             Notes payable secured by real estate                      35,779          36,253
             Other                                                     13,844          13,399
                                                                     --------        --------

                                                                     $270,723        $270,752
                                                                     ========        ========

      At September 30, 2002, scheduled principal payments on debt for the balance of 2002 and the subsequent five years were as follows (in millions):

                       Holding
                     Companies      Subsidiaries            Total
                     ---------      ------------           ------
           2002         $147.6            $  1.4           $149.0
           2003            -                 2.1              2.1
           2004            -               123.3            123.3
           2005            -                11.3             11.3
           2006            -                19.6             19.6
           2007           79.7                .2             79.9

      AFC and GAFRI each have an unsecured credit agreement with a group of banks under which they can borrow up to $300 million and $155 million, respectively. Borrowings bear interest at floating rates based on prime or Eurodollar rates. Loans mature in December 2002 under the AFC credit agreement and in December 2004 under the GAFRI credit agreement. AFC's management expects to complete a replacement bank agreement by the end of November.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

F. MINORITY INTEREST Minority interest in AFG's balance sheet is comprised of the following (in thousands):
                                                   September 30,    December 31,
                                                           2002            2001
                                                   ------------     -----------
        Interest of noncontrolling shareholders
          in subsidiaries' common stock                $161,318        $140,913
        Preferred securities issued by
          subsidiary trusts                             241,663         241,663
        AFC preferred stock                              72,154          72,154
                                                       --------        --------
                                                       $475,135        $454,730
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

      The preferred securities consisted of the following (in thousands):

      Date of                                      September 30,   December 31,    Optional
      Issuance         Issue (Maturity Date)               2002           2001     Redemption Dates
      -------------    ------------------------    ------------    -----------     --------------------

      October 1996     AFCH 9-1/8% TOPrS (2026)         $98,750        $98,750     Currently redeemable
      November 1996    GAFRI 9-1/4% TOPrS (2026)         72,913         72,913     Currently redeemable
      March 1997       GAFRI 8-7/8% Pfd   (2027)         70,000         70,000     On or after 3/1/2007

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

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                           Nine months ended
                                                             September 30,
                                                          -------------------
                                                             2002        2001
                                                             ----        ----
           Interest of noncontrolling shareholders
             in earnings of subsidiaries                  $ 5,666     $ 9,656
           Effect of basis difference in realized gains
             (losses) of subsidiaries                      (2,517)       -
           Accrued distributions by subsidiaries
             on preferred securities:
               Trust issued securities, net of tax         10,711      13,361
               AFC preferred stock                          4,329       4,329
                                                          -------     -------
                                                          $18,189     $27,346
                                                          =======     =======

G. SHAREHOLDERS' EQUITY At September 30, 2002, there were 68,973,532 shares of AFG Common Stock outstanding, including 1,361,958 shares held by American Premier for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of American Premier's predecessor, The Penn Central Corporation. Shares being held for distribution are not eligible to vote but otherwise are accounted for as issued and outstanding. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

      At September 30, 2002, there were 9.7 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, options for 7 million shares were outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options generally expire ten years after the date of grant.

      The change in unrealized gain on marketable securities for the nine months ended September 30 included the following (in millions):

                                                                            Minority
                                                      Pretax     Taxes      Interest       Net
                                                      ------     -----      --------     ------

                      2002
     --------------------------------------
     Unrealized holding gains on securities
       arising during the period                      $184.1    ($62.7)     ($10.1)      $111.3
     Realized losses included in net income             88.5     (30.8)       (7.4)        50.3
                                                      ------     -----       -----       ------
     Change in unrealized gain on
       marketable securities, net                     $272.6    ($93.5)     ($17.5)      $161.6
                                                      ======     =====       =====       ======

                      2001
     ---------------------------------------
     Unrealized holding gains on securities
       arising during the period                      $158.5    ($54.9)     ($14.8)      $ 88.8
     Adoption of EITF 99-20                             16.9      (6.0)       (0.9)        10.0
     Realized losses included in net income
       and unrealized gains of subsidiary sold          33.1     (11.6)       (1.6)        19.9
                                                      ------     -----       -----       ------
     Change in unrealized gain on
       marketable securities, net                     $208.5    ($72.5)     ($17.3)      $118.7
                                                      ======     =====       =====       ======

H. EQUITY IN LOSSES OF INVESTEES Since 1998, AFG subsidiaries have made loans to two start-up manufacturing businesses which were previously owned by unrelated third-parties. During 2000, the former owners chose to forfeit their equity interests to AFG rather than invest additional capital.

      During the fourth quarter of 2000, AFG sold the equity interests to a group of employees for nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of loans ($61.5 million at December 31, 2000) owed to AFG subsidiaries, the sale was not recognized as a divestiture for accounting purposes. Assets of the businesses transferred ($53.5 million at September 30, 2002 and $57.1 million at December 31, 2001) are included in other assets; liabilities of the businesses transferred ($9.9 million at September 30, 2002 and $11.8 million at December 31, 2001, after consolidation and elimination of loans from AFG subsidiaries) are included in other liabilities. Investee losses in the Statement of Operations represents AFG's equity in the losses of these two companies. One of the businesses is involved in litigation impacting its operations; see "Investee Corporations" in Management's Discussion and Analysis.

I. COMMITMENTS AND CONTINGENCIES There have been no significant changes to the matters discussed and referred to in AFG's Quarterly Report on Form 10-Q for June 30, 2002 and in Note L "Commitments and Contingencies" of AFG's Annual Report on Form 10-K for 2001.

J. SUBSEQUENT EVENT In October 2002, AFG announced that its newly-formed subsidiary, Infinity Property and Casualty Corporation ("Infinity"), filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering of its common stock. All of the offered shares would be sold by AFG which will own approximately 30% of Infinity after the offering. Prior to the offering, AFG will transfer to Infinity the following subsidiaries involved primarily in the issuance of nonstandard auto policies: Atlanta

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

      Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company. In addition, Great American Insurance Company, an AFG subsidiary, will transfer to Infinity its personal insurance business written through independent agents. The businesses being transferred generated aggregate net written premiums of approximately $550 million and $710 million for the nine months ended September 30, 2002 and 2001, respectively, and $900 million for the year ended December 31, 2001. AFG expects to realize a gain on the sale, depending on the pricing of the shares being offered. The proceeds will be used primarily to reduce outstanding bank debt and to provide additional capital to AFG's remaining subsidiaries.

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

      INDEPENDENT RATINGS In October 2002, the independent ratings of AFG's property and casualty subsidiaries were affirmed (at A) by Standard & Poor's and (at A+) by Fitch. The ratings of AFG's life and annuity subsidiaries were affirmed (at A+) by Fitch, but downgraded (from A to A-) by Standard & Poor's. Management of AFG's subsidiaries which market annuity products believes that a rating in the "A" category by at least one rating agency is necessary to successfully compete in certain annuity markets. Management intends to maintain the capital of its significant subsidiaries at levels currently indicated by the rating agencies as appropriate for their current ratings.

      FORWARD-LOOKING STATEMENTS The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "could", "expects", "may", "will", "should", "seeks", "intends", "plans", "estimates", "anticipates" or the negative version of those words or other comparable terminology. Examples of such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings and investment activities; recoverability of asset values; expected losses and the adequacy of reserves for asbestos, environmental pollution and mass tort claims; rate increases, improved loss experience and expected expense savings resulting from recent initiatives.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         o the ultimate amount of liabilities associated with certain asbestos and environmental-related claims;
         o   adequacy of insurance reserves;
         o   trends in mortality and morbidity;
         o availability of reinsurance and ability of reinsurers to pay their obligations;
         o competitive pressures, including the ability to obtain rate increases; and
         o   changes in debt and claims paying ratings.

      The forward-looking statements herein are made only as of the date of this report. AFG assumes no obligation to publicly update any forward-looking statements.

      LIQUIDITY AND CAPITAL RESOURCES

      RATIOS AFG's debt to total capital ratio (at the parent holding company level) was approximately 22% at September 30, 2002, and 27% at December 31, 2001.

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

      AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million until December 31, 2002. At September 30, 2002, $140 million of the credit line had been used. On November 13, 2002, AFC borrowed an additional $55 million on the credit line. These funds were used to provide additional capital to AFC's insurance subsidiaries. Management expects to complete a replacement bank agreement by the end of November. The new agreement will run for three years and be similar in size and terms to the old agreement. The interest rate on borrowings will be about 1% higher than under the old line.

      INVESTMENTS AFG's investment portfolio at September 30, 2002, contained $11.8 billion in "Fixed maturities" and $279.5 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At September 30, 2002, AFG had pretax net unrealized gains of $462.8 million on fixed maturities and $106.5 million on other stocks.

      Approximately 94% of the fixed maturities held by AFG at September 30, 2002, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Summarized information for the unrealized gains and losses recorded in AFG's balance sheet at September 30, 2002, is shown in the following table (dollars in millions). Approximately $329 million of "Fixed maturities" and $30 million of "Other stocks" had no unrealized gains or losses at September 30, 2002.

                                                       Securities    Securities
                                                          with          With
                                                       Unrealized    Unrealized
                                                          Gains        Losses
                                                       ----------    ----------
         Fixed Maturities
         ----------------
           Market value of securities                     $10,162        $1,287
           Amortized cost of securities                   $ 9,525        $1,461
           Gross unrealized gain or loss                  $   637        $  174
           Market value as % of amortized cost                107%           88%
           Number of security positions                     1,719           374
           Number individually exceeding
             $2 million gain or loss                           37            26
           Concentration of gains or losses by
             type or industry (exceeding 5% of
             unrealized):
               Mortgage-backed securities                 $ 175.9        $  8.4
               U.S. government and government agencies       58.7            .9
               Banks                                         53.7            -
               State and municipal                           46.0           3.8
               Electric services                             34.2          12.9
               Asset-backed securities                       19.9           9.6
               Telephone communications                       6.4          10.0
               Air transportation                             6.0          54.5
               Cable television                               2.3           9.2
           Percentage rated investment grade                   98%           68%

         Other Stocks
         ------------
           Market value of securities                     $   228        $   22
           Cost of securities                             $   109        $   34
           Gross unrealized gain or loss                  $   119        $   12
           Market value as % of cost                          209%           65%
           Number individually exceeding
             $2 million gain or loss                            3             1

      AFG's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $110 million of the $119 million in unrealized gains on other stocks at September 30, 2002.

      The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2002, based on their market values.

                                                     Securities     Securities
                                                        with           With
                                                     Unrealized     Unrealized
         Maturity                                      Gains          Losses
         --------                                    ----------     ----------
           One year or less                               6%             3%
           After one year through five years             16             30
           After five years through ten years            27             38
           After ten years                               14             15
                                                        ---            ---
                                                         63             86
           Mortgage-backed securities                    37             14
                                                        ---            ---
                                                        100%           100%
                                                        ===            ===
                                       18

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      AFG realized aggregate losses of $9.2 million during the third quarter of 2002 on $59.6 million in sales of fixed maturity securities (12 issues; 11 issuers) that had unrealized losses at June 30, 2002. Market values of five of the issues increased an aggregate of $804,000 from June 30 to date of sale. Two of the securities were AAA-rated interest-only mortgage-backed securities ("IOs") that decreased in value by $3.8 million from June 30 to the date of sale due to the decline in market interest rates. Market values of the remaining five securities decreased an aggregate of $1.4 million from June 30 to the sale date. Four of the twelve issues had unrealized losses greater than $500,000 at June 30. Actual losses on sale of these four securities were $131,000 less than the unrealized loss at June 30. Although AFG had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuer's credit, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio.

      The table below (dollars in millions) summarizes the length of time securities have been in an unrealized gain or loss position at September 30, 2002.

                                                                                               Market
                                                         Aggregate          Aggregate        Value as
                                                            Market         Unrealized       % of Cost
                                                             Value        Gain (Loss)           Basis
                                                        ----------        -----------       ---------
     FIXED MATURITIES
     ---------------------------------------------

     SECURITIES WITH UNREALIZED GAINS:
       Exceeding $500,000 at 9/30/02 and for:
         Less than one year (380 issues)                   $ 4,679               $359           108.3%
         More than one year (74 issues)                        912                105           113.0
       Less than $500,000 at 9/30/02 (1,265 issues)          4,571                173           103.9
                                                           -------               ----
                                                           $10,162               $637           106.7
                                                           =======               ====

     SECURITIES WITH UNREALIZED LOSSES:
       Exceeding $500,000 at 9/30/02 and for:
         Less than one year (71 issues)                    $   474              ($108)           81.4%
         More than one year (15 issues)                         99                (35)           73.8
       Less than $500,000 at 9/30/02 (288 issues)              714                (31)           96.1
                                                           -------               ----
                                                           $ 1,287              ($174)           88.1
                                                           =======               ====

     OTHER STOCKS
     ----------------------------------------------

     SECURITIES WITH UNREALIZED GAINS:
       Exceeding $500,000 at 9/30/02 and for:
         Less than one year (1 issue)                      $     6               $  1           120.0%
         More than one year (4 issues)                         201                115           233.7
       Less than $500,000 at 9/30/02 (57 issues)                21                  3           116.7
                                                           -------               ----
                                                           $   228               $119           209.2
                                                           =======               ====

     SECURITIES WITH UNREALIZED LOSSES:
       Exceeding $500,000 at 9/30/02 and for:
         Less than one year (3 issues)                     $     4               $ (7)           36.4%
         More than one year (0 issues)                         -                   -               -
       Less than $500,000 at 9/30/02 (78 issues)                18                 (5)           78.3
                                                           -------               ----
                                                           $    22              ($ 12)           64.7
                                                           =======               ====

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

      For further discussion of uncertainties and litigation involving AFG, see "Legal Proceedings" in AFG's Annual Report on Form 10-K for 2001 and Quarterly Report on Form 10-Q for June 30, 2002.

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

      The following table reconciles AFG's operating earnings before income taxes as shown in the Statement of Operations to "core earnings" as generally referred to in quarterly news releases and independent financial analysts' reports (in millions, except per share amounts):

                                                         Three months ended       Nine months ended
                                                            September 30,           September 30,
                                                         ------------------       -----------------
                                                           2002        2001         2002       2001
                                                           ----        ----         ----       ----

        Operating earnings (loss) before income taxes     $51.4     ($ 62.4)      $126.2    ($  1.5)
        Adjustments for normal items:
          Eliminate net realized (gains) losses            24.6        (7.0)        90.0       27.8
          Include minority interest                       (10.6)      (11.0)       (32.3)     (36.0)
        Adjustments for unusual items:
          Add back special A&E charge                       -         100.0          -        100.0
          Add back World Trade Center losses                -          25.0          -         25.0
                                                          -----      ------       ------     ------
                                                           65.4        44.6        183.9      115.3
        Provision for income taxes                         22.1        16.7         44.9       41.7
                                                          -----      ------       ------     ------

        Core earnings from insurance businesses           $43.3      $ 27.9       $139.0     $ 73.6
                                                          =====      ======       ======     ======

        Core earnings per Common Share (diluted)           $.62        $.41        $2.01      $1.08
                                                           ====        ====        =====      =====

      "Core earnings" for the first nine months of 2002 include a $16 million ($.23 per share) first quarter tax benefit resulting from the reduction of previously accrued amounts due to the resolution of certain tax matters. "Core earnings" for 2001 include goodwill amortization expense of $3.4 million ($.05 per share) in the third quarter and $10.3 million ($.15 per share) for the first nine months.

      The special A&E charge and World Trade Center losses recorded in 2001 are segregated as "unusual items" in the above table due to their significance in size and infrequency in occurrence. Nonetheless, these items (as well as the other items in the table above) are significant components of AFG's overall financial results for the year.

      The improvement in "core earnings" in the comparable third quarter and nine month results was due primarily to significantly improved property and casualty underwriting results.

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

      Premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                             Three months ended           Nine months ended
                                                September 30,               September 30,
                                            --------------------       ----------------------
                                                2002        2001           2002          2001
                                                ----        ----           ----          ----

         Gross Written Premiums (GAAP)
         -----------------------------
           Specialty                        $  839.5      $653.3       $2,050.8      $1,663.9
           Personal                            280.7       295.9          956.6         975.8
           Other lines                          -           -                .3            .2
                                            --------      ------       --------      --------
                                            $1,120.2      $949.2       $3,007.7      $2,639.9
                                            ========      ======       ========      ========

         Net Written Premiums (GAAP)
         ---------------------------
           Specialty                        $  474.2      $417.3       $1,254.7      $1,167.7
           Personal (a)                        150.9       190.6          652.2         813.1
           Other lines                          -           -                .3          -
                                            --------      ------       --------      --------
                                            $  625.1      $607.9       $1,907.2      $1,980.8
                                            ========      ======       ========      ========

         Combined Ratios (GAAP)
         ----------------------
           Specialty (b)                        98.8%      108.3%          98.4%        103.7%
           Personal                            101.2       107.7          101.5         109.2
           Aggregate (including
             discontinued lines)(c)             99.6       122.8          100.8         111.4

          (a) Reflects the ceding of $127 million and $298 million in premiums in the third quarter and nine months of 2002 compared to $98 million and $148 million in the comparable 2001 periods under a reinsurance agreement (effective April 1, 2001).
          (b) Includes 6.5% and 2.3% for the three and nine month periods of 2001 relating to the attack on the World Trade Center.
          (c) Includes an aggregate of 18.8% and 6.2% for the three and nine month periods of 2001 relating to the A&E charge and the attack on the World Trade Center.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


          SPECIAL A&E CHARGE During the third quarter of 2001, AFG recorded an A&E charge of $100 million after experiencing an increase in the number and severity of asbestos claims and observing the developments of adverse trends in the property and casualty insurance industry concerning asbestos losses. This charge, accompanied by a transfer of $36 million from excess reserves for other environmental claims, resulted in an increase of $136 million in asbestos reserves. For a discussion of the uncertainties relative to asbestos and environmental claims, see MD&A - "Uncertainties - Asbestos and Environmental-related Reserves."

      SPECIALTY The Specialty group's gross written premiums increased 28% for the third quarter and 23% for the nine months of 2002 over the comparable 2001 periods. These increases reflect the impact of rate increases and the realization of growth opportunities in certain commercial markets, partially offset by the decision to discontinue certain lines of business (during 2001) that were not achieving adequate returns. Specialty rate increases averaged over 30% during the first nine months of 2002 and are expected to be in excess of 30% for the year. Net written premiums increased 14% for the third quarter and 7% for the nine months over the comparable 2001 periods. Strong growth in gross written premiums was offset by increased reinsurance coverage in certain lines.

      Excluding the effect of the attack on the World Trade Center, the Specialty group's combined ratio improved 3 points for both the third quarter and first nine months of 2002. The improvement reflects strategic changes in the mix of specialty businesses and the impact of rate increases.

      PERSONAL The Personal group's gross written premiums for the third quarter decreased 5% compared to the third quarter of 2001 due primarily to intentional reductions in new business volume in certain markets and through the direct channel, partially offset by the effect of continuing rate increases. Rate increases implemented in the first nine months of 2002 were 10% and are expected to be slightly above 10% for the year. Effective April 1, 2001, AFG began reinsuring 80% of the automobile physical damage business written by three of its insurance subsidiaries. In July 2001, the agreement was amended to increase the level of reinsurance to 90% and to add an additional insurance subsidiary. In September 2002, our use of the existing agreement was expanded to include physical damage business written by agents of Great American Insurance pool companies. This agreement enables AFG to reallocate some of its capital to the more profitable specialty operations. The decline in net written premiums for the third quarter and nine months reflects the impact of this reinsurance agreement.

      As a result of rate increases implemented over the last year, the Personal group's combined ratio improved by 6.5 points for the third quarter and
      7.7 points for the nine months compared to the 2001 periods. Nearly 90% of the Personal group's business is written through independent agents. Business written through this distribution channel achieved an underwriting profit for the fourth consecutive quarter with a combined ratio of about 98% for the first nine months of 2002. This business comprises the insurance operations to be included in the recently announced proposed public offering of Infinity Property and Casualty Corporation.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS Life, accident and health premiums increased for the third quarter and first nine months of 2002 compared to the 2001 periods due primarily to the acquisition of Manhattan National Life in June 2002 and growth in GAFRI's existing operations. In addition to this growth, life, accident and health benefits for the 2002 periods reflect the effects of adverse mortality in GAFRI's life insurance operations.

      REAL ESTATE OPERATIONS AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Operations as shown below (in millions).

                                                Three months ended       Nine months ended
                                                   September 30,           September 30,
                                                ------------------       -----------------
                                                 2002         2001        2002        2001
                                                 ----         ----        ----        ----

        Other income                            $26.0        $24.3       $70.9       $85.7
        Other operating and general expenses     19.8         17.9        52.0        49.5
        Interest charges on borrowed money         .6           .3         1.9         1.6
        Minority interest expense, net             .6           .2         1.0         3.5

      Other income includes net pretax gains on the sale of real estate assets of $87,000 in the third quarter and $7.7 million in the first nine months of 2002 compared to $2.0 million and $26.6 million for the 2001 periods.

      OTHER INCOME Excluding gains on sales of real estate assets (discussed above), other income increased $11.6 million (21%) for the third quarter and $24.1 million (17%) for the first nine months of 2002 compared to 2001 due primarily to higher income from real estate operations (including the effect of a hotel acquired in May 2002), fees earned by the Specialty group's new warranty business and higher fee income in certain other specialty insurance operations.

      REALIZED GAINS Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

      LOSSES ON SECURITIES Realized losses on securities include provisions for other than temporary impairment of securities still held as follows: third quarter of 2002 and 2001 - $49.8 million and $22.9 million; nine months of 2002 and 2001 - $138.2 million and $60.1 million, respectively. Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace. The increase in impairment charges in 2002 reflects primarily the downturn in the communications and airline industries and writedowns of certain asset-backed securities.

      Warrants to purchase common stock of publicly traded companies are generally considered derivatives and marked to market through current earnings as realized gains and losses. Realized losses on securities include losses of $7.5 million in the third quarter of 2002 and $6.9 million for the first nine months of 2002 compared to gains of $60,000 and $2.4 million in the 2001 periods to adjust the carrying value of AFG's investment in warrants to market value ($18.8 million at September 30, 2002).

      GAINS (LOSSES) ON SUBSIDIARIES In September 2002, AFG recognized a $10.8 million pretax loss on the disposal of its New Jersey private passenger auto business. In 2001, AFG recognized a third quarter pretax gain of $7.1 million on the sale

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

      of Seven Hills Insurance Company and a first quarter $1.6 million pretax loss in connection with the sale of the Japanese division.

      GAIN ON OTHER INVESTMENTS In September 2002, AFG realized a $9.3 million pretax gain on the sale of its minority ownership in a residential homebuilding company.

      ANNUITY BENEFITS Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in spread compression which could continue through 2003.

      OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses for the third quarter and first nine months of 2001 include goodwill amortization of $3.4 million and $10.3 million, respectively. Under SFAS No. 142, which was implemented January 1, 2002, goodwill is no longer amortized. Excluding 2001 goodwill amortization, other operating and general expenses increased $20.7 million (18%) for the third quarter and $40.2 million (12%) for the first nine months compared to 2001. Expenses of the Specialty group's new warranty business, higher expenses in real estate operations (due primarily to the acquisition of a new hotel in May
      2002), higher expenses related to growth in certain other Specialty operations and increased amortization of annuity and life deferred policy acquisition costs ("DPAC") were partially offset by lower IT-related expenses. The increase in amortization of annuity and life DPAC in the third quarter and the first nine months of 2002 compared to the same periods in 2001 reflects (i) the accelerated write-off of variable annuity DPAC due to the effect of the decline in the stock market and (ii) higher average DPAC balances due to internal growth and acquisitions.

      INCOME TAXES The 2002 provision for income taxes includes a $16 million first quarter tax benefit for the reduction of previously accrued amounts due to the resolution of certain tax matters.

      INVESTEE CORPORATIONS Equity in losses of investee corporations represents losses of two start-up manufacturing businesses (see Note H). In November 2001, an injunction was issued against one of the companies which would prohibit it from using equipment subject to litigation alleging the misappropriation of a trade secret and would effectively close the plant. The injunction was subsequently modified to permit operations to continue and require certain escrow payments. Since the injunction was imposed, the investee manufactured and has installed equipment that it believes does not misappropriate a trade secret; the equipment subject to the injunction was destroyed. As a result, the injunction no longer affects plant operations and escrow payments are no longer required. Even so, if the investee's operating results fail to improve, a substantial portion of AFG's investment ($30.4 million as of September 30, 2002), may be written off.

      CUMULATIVE EFFECT OF ACCOUNTING CHANGE The cumulative effect of accounting change represents the implementation of a new accounting standard (EITF 99-20) which resulted in a write down of $16.9 million ($10.0 million or $.15 per share after tax and minority interest) of the carrying value of certain collateralized debt obligations as of April 1, 2001.

      PROPOSED ACCOUNTING STANDARD GAFRI's variable annuity contracts contain a guaranteed minimum death benefit ("GMDB") (which may exceed the value of the

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

      policyholder's account) to be paid if the annuityholder dies before the annuity payout period commences. At September 30, 2002, and December 31, 2001, the aggregate GMDB values (assuming every policyholder died on those dates) exceeded the market value of the underlying variable annuities by $253 million and $136 million, respectively. Industry practice varies, but GAFRI does not establish GAAP reserves for this mortality risk. If a proposed accounting standard becomes effective, GAFRI would be required to record a liability for the present value of expected GMDB payments. Initial recognition of a GAAP liability (estimated to be between 2% and 4% of the aggregate difference) would be accounted for as the cumulative effect of a change in accounting principles.


               --------------------------------------------------


                                     ITEM 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      As of September 30, 2002, there were no material changes to the information provided in AFG's Form 10-K for 2001 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.


               --------------------------------------------------


                                     ITEM 4

                             CONTROLS AND PROCEDURES

      AFG's chief executive officer and chief financial officer, with assistance from management, have evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to filing this report. Based on that evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in AFG's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                                     PART II
                                OTHER INFORMATION

                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 99 - Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

      Date of Report       Item Reported
      --------------       -------------

      August 12, 2002      Statement Under Oath of Principal Executive Officer
                           and Principal Financial Officer Regarding Facts and
                           Circumstances Relating to Exchange Act Filings

      October 9, 2002      Registration Statement filed - Infinity Property and
                           Casualty Corporation (new subsidiary)


                   -------------------------------------------



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                       American Financial Group, Inc.




November 13, 2002                      BY: Fred J. Runk
                                           -----------------------------------
                                           Fred J. Runk
                                           Senior Vice President and Treasurer

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                  SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS


I, Carl H. Lindner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 13, 2002                            BY: /s/Carl H. Lindner
                                                 -------------------------------
                                                 Carl H. Lindner
                                                 Chairman of the Board and
                                                   Chief Executive Officer
                                                   (principal executive officer)

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

I, Fred J. Runk, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 13, 2002                       BY:  /s/Fred J. Runk
                                             -----------------------------------
                                             Fred J. Runk
                                             Senior Vice President and Treasurer
                                               (principal financial officer)