Form 10-K/A
period 2002-12-31
AMERICAN FINANCIAL GROUP INC
filed 2003-04-30
CIK 1042046

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

        As of April 1, 2003, there were 69,527,781 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

--------------------------------------------------------------------------------

This Form 10-K/A provides information required by Items 10, 11, 12, & 13 of Form 10-K.

--------------------------------------------------------------------------------

                                    PART III

                                     ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

       The directors and executive officers of American Financial Group, Inc. ("AFG") at April 15, 2003, were as follows:

                                                                                     Director or
                        Age (a)                Position                              Executive Since
                        -------   -------------------------------------------------  ---------------
Carl H. Lindner             83    Chairman of the Board and Chief Executive Officer        1959
S. Craig Lindner            48    Co-President and a Director                              1979
Keith E. Lindner (b)        43    Co-President and a Director                              1981
Carl H. Lindner III         49    Co-President and a Director                              1980
Theodore H. Emmerich        76    Director                                                 1988
James E. Evans              57    Senior Vice President and General Counsel
                                  and a Director                                           1976
Terry S. Jacobs (c)         60    Nominee                                                    -
William R. Martin           74    Director                                                 1994
William A. Shutzer (c)      56    Nominee                                                    -
William W. Verity           44    Director                                                 2002
Keith A. Jensen             52    Senior Vice President                                    1999
Thomas E. Mischell          55    Senior Vice President - Taxes                            1985
Fred J. Runk                60    Senior Vice President and Treasurer                      1978

---------------------
(a)    As of March 31, 2003.
(b) Keith E. Lindner has informed AFG that he will not stand for reelection to AFG's Board of Directors in 2003 at the annual meeting of shareholders to be held in June (the "2003 Meeting") and that he does not wish to be re-elected as a Co-President.
(c) Messrs. Jacobs and Shutzer are Nominees for election as directors at the 2003 Meeting.

CARL H. LINDNER (Chairman of the Executive Committee) Mr. Lindner is the Chairman of the Board and Chief Executive Officer of AFG and American Financial Corporation ("AFC"). He is Chairman of the Board of Directors of Great American Financial Resources, Inc., an 83%-owned subsidiary of AFG that markets tax-deferred annuities principally to employees of educational institutions and offers life and health insurance products.

KEITH E. LINDNER (Member of the Executive Committee) For more than five years, Mr. Lindner has served as Co-President and a director of AFG and AFC. From March 1997 until March 2002, Mr. Lindner was Vice Chairman of the Board of Directors of Chiquita Brands International, Inc., a worldwide marketer and producer of bananas and other food products. Mr. Lindner has informed AFG that he will not stand for reelection to the Board of Directors of AFG and AFC in 2003 and he does not wish to be re-elected as a Co-President.

CARL H. LINDNER III (Member of the Executive Committee) For more than five years, Mr. Lindner has served as Co-President and a director of AFG and AFC. For over ten years, Mr. Lindner has been principally responsible for AFG's property and casualty insurance operations.

S. CRAIG LINDNER (Member of the Executive Committee) For more than five years, Mr. Lindner has served as Co-President and a director of AFG and AFC. He is also President and a director of Great American Financial Resources, Inc. Mr. Lindner is also President of American Money Management Corporation, a subsidiary that provides investment services for AFG and its affiliated companies.

THEODORE H. EMMERICH (Chairman of the Audit Committee; Member of the Compensation Committee) Prior to his retirement in 1986, Mr. Emmerich was managing partner of the Cincinnati office of the independent accounting firm of Ernst & Whinney. He is also a director of AFG and AFC and Summit Mutual Funds, Inc.

JAMES E. EVANS For more than five years, Mr. Evans has served as Senior Vice President and General Counsel of AFG and AFC. Mr. Evans is also a director of AFC.

TERRY S. JACOBS Mr. Jacobs has been Chairman of the Board, Chief Executive Officer, Treasurer and a director of Regent Communications, Inc. since its incorporation in November 1996. Mr. Jacobs served as president and chief executive officer of a privately-held radio broadcast company, which he co-founded in 1993 and which acquired and operated 23 radio stations until its merger into Jacor Communications, Inc. in February 1997. Prior to 1993, Mr. Jacobs was chairman and chief executive officer of Jacor Communications, Inc., a radio broadcast company. Mr. Jacobs currently serves as a director of Capital Title Group, Inc. and National Grange Mutual Insurance Company ("National Grange"), but has informed AFG that he is leaving the National Grange Board in June 2003.

WILLIAM R. MARTIN (Chairman of the Compensation Committee; Member of the Audit Committee) During the past five years, Mr. Martin has been Chairman of the Board of MB Computing, Inc., a computer software and services company. Mr. Martin is also a director of Great American Financial Resources and AFC.

WILLIAM A. SHUTZER Mr. Shutzer is a Managing Director of Lehman Brothers. He served as a Partner in Thomas Weisel Partners LLC, a merchant banking firm, from 1999 through 2000, as Executive Vice President of ING Baring Furman Selz LLC from 1998 through 1999, President of Furman Selz Inc. from 1995 through 1997 and as a Managing Director of Lehman Brothers and its predecessors from 1978 through 1994. AFG has done business with each of these firms from time to time over the past 20 years. Mr. Shutzer is also a member of the Boards of Directors of Tiffany & Co., Jupiter Media Corp., Blount International, Inc., Practice Works, Inc., and RSI Holding Corp.

WILLIAM W. VERITY (Member of the Audit Committee; Member of the Compensation Committee) Mr. Verity has been President of Veritas Asset Management, LLC, an investment management company, since January 1, 2002, and prior to that, he was a partner of Pathway Guidance L.L.C., an executive consulting firm, since October 2000. For more than five years previously, Mr. Verity was Chairman and Chief Executive Officer of ENCOR Holdings, Inc., a developer and manufacturer of plastic molded components.

KEITH A. JENSEN Mr. Jensen was named a Senior Vice President of AFG and AFC in February 1999. He served as a Senior Vice President of Great American Financial Resources from February 1997 until he was named Executive Vice President of that company in May 1999.

THOMAS E. MISCHELL Mr. Mischell has served as Senior Vice President - Taxes of AFG and AFC for over five years.

FRED J. RUNK Mr. Runk has served as Senior Vice President and Treasurer of AFG and AFC for more than five years.

         Carl H. Lindner is the father of Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires AFG's executive officers, directors and persons who own more than ten percent of AFG's Common Stock to file reports of ownership with the Securities and Exchange Commission and to furnish AFG with copies of these reports. AFG believes that all filing requirements were met during 2002.

                                     ITEM 11

                             EXECUTIVE COMPENSATION
                             ----------------------


       The following table summarizes the aggregate compensation for 2002, 2001 and 2000 of AFG's Chairman of the Board and Chief Executive Officer and its four other most highly compensated executive officers during 2002 (the "Named Executive Officers"). Such compensation includes amounts paid by AFG and its subsidiaries and certain affiliates for the years indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                                       Annual Compensation                   Compensation
                                               ----------------------------------------    -----------------
                                                                                              Securities
                 Name                                                      Other Annual       Underlying         All Other
                  And                                                      Compensation     Options Granted     Compensation
          Principal Position           Year    Salary (a)    Bonus (b)          (c)        (# of Shares) (d)         (e)
   -----------------------------       ----    ----------    ---------     ------------    -----------------    ------------
   Carl H. Lindner                     2002      $990,000     $950,000        $ 39,000            ---              $41,000
     Chairman of the Board and         2001       950,000      415,600          47,000            ---               48,000
        Chief Executive Officer        2000       950,500            0          54,000            ---               44,000
   -----------------------------
                                       2002       990,000      950,000          41,000         55,000               30,000
   Keith E. Lindner                    2001       950,000      415,600          26,000            ---               29,400
     Co-President                      2000       950,500            0          35,000        110,000               34,000
   -----------------------------
                                       2002       990,000      950,000          88,000         55,000               31,000
   Carl H. Lindner III                 2001       950,000      415,600          74,000            ---               30,400
     Co-President                      2000       950,500            0          79,000        110,000               29,000
   -----------------------------
                                       2002       990,000      950,000         112,000         55,000               31,000
   S. Craig Lindner                    2001       950,000      415,600         106,000            ---               30,400
     Co-President                      2000       950,500            0          98,000        110,000               28,000
   -----------------------------
   James E. Evans                      2002       990,000      750,000             200         50,000               34,000
     Senior Vice President and         2001       950,000      400,000           4,000            ---               33,400
        General Counsel                2000       950,500      290,000             500        100,000               30,000

(a) This column includes salaries paid by Chiquita to Keith E. Lindner of $8,500 in 2002, $55,000 in 2001, and $47,500 in 2000, and to Carl H. Lindner of
    $12,000 in 2002, $70,000 in 2001, and $62,500 in 2000.

(b) Bonuses are for the year shown, regardless of when paid.

(c) This column includes amounts for personal homeowners and automobile insurance coverage, and the use of corporate aircraft and automobile service as follows.
                                                               Aircraft &
              Name                      Year     Insurance     Automobile
              --------------------      ----     ---------     ----------
              Carl H. Lindner           2002       $19,000        $20,000
                                        2001        24,000         23,000
                                        2000        25,000         29,000

              Keith E. Lindner          2002        26,000         15,000
                                        2001        21,000          5,000
                                        2000        21,000         14,000

              Carl H. Lindner III       2002        40,000         48,000
                                        2001        37,000         47,000
                                        2000        32,000         47,000

              S. Craig Lindner          2002        52,000         60,000
                                        2001        43,000         63,000
                                        2000        44,000         54,000

              James E. Evans            2002            --            200
                                        2001            --          4,000
                                        2000            --            500

(d) The number of options shown as granted during 2000 includes the 2001 grant, which was made in late December 2000.

(e) Includes AFG or subsidiary contributions or allocations under the (i) defined contribution retirement plans and (ii) employee savings plan in which the following Named Executive Officers participate (and related accruals for their benefit under a benefit equalization plan which generally makes up certain reductions caused by Internal Revenue Code limitations in contributions to certain retirement plans) and AFG paid group life insurance as set forth below.

                                                     AFG
                                                  Auxiliary    Retirement
         Name                          Year         RASP          Plan       Savings Plan     Term Life
         ------------------------      ----       ---------    ----------    ------------     ---------

         Carl H. Lindner               2002        $15,000        $10,000            --         $16,000
                                       2001         16,500          8,500            --          23,000
                                       2000         16,500          8,500            --          19,000

         Keith E. Lindner              2002         15,000         10,000        $4,000           1,000
                                       2001         16,500          8,500         3,400           1,000
                                       2000         16,500          8,500         8,000           1,000

         Carl H. Lindner III           2002         15,000         10,000         4,000           2,000
                                       2001         16,500          8,500         3,400           2,000
                                       2000         16,500          8,500         2,000           2,000

         S. Craig Lindner              2002         15,000         10,000         4,000           2,000
                                       2001         16,500          8,500         3,400           2,000
                                       2000         16,500          8,500         2,000           1,000

         James E. Evans                2002         15,000         10,000         4,000           5,000
                                       2001         16,500          8,500         3,400           5,000
                                       2000         16,500          8,500         2,000           3,000

STOCK OPTIONS

       The tables set forth below disclose stock options granted to, or exercised by, the Named Executive Officers during 2002, and the number and value of unexercised options held by them at December 31, 2002.

                              OPTION GRANTS IN 2002

                                                   Individual Grants
                           ----------------------------------------------------------------
                                                                                                       Potential Realizable
                                Number of         Percent of      Exercise                         Value at Assumed Annual Rates
                               Securities           Total         Price per                              of Stock Price
                           Underlying Options      Options          Share                            Appreciation for Option
                                                  Granted to    (fair market                                  Term(b)
                               Granted (a)        Employees     value at date    Expiration         ----------------------------
       Name                   (# of shares)        in 1999        of grant)         Date                5%               10%
-------------------        ------------------     ----------    -------------    ----------         ---------         ----------

Carl H. Lindner             -           -             -               -             -                    -                -

Keith E. Lindner           AFG        55,000         5.2%          $25.78         2/25/12            $891,710         $2,259,767

S. Craig Lindner           AFG        55,000         5.2%          $25.78         2/25/12            $891,710         $2,259,767

Carl H. Lindner III        AFG        55,000         5.2%          $25.78         2/25/12            $891,710         $2,259,767

James E. Evans             AFG        50,000         4.7%          $25.78         2/25/12            $810,645         $2,054,334

(a) The options were granted under AFG's Stock Option Plan and cover AFG Common Stock. They vest (become exercisable) to the extent of 20% per year, beginning one year from the respective dates of grant, and become fully exercisable in the event of death or disability or in the event of involuntary termination of employment without cause within one year after a change of control of AFG.

(b) Represents the hypothetical future values that would be realizable if all the options were exercised immediately prior to their expiration in 2012 and assuming that the market price of AFG's Common Stock had appreciated in value through the year 2012 at the annual rate of 5% (to $41.99 per share) or 10% (to $66.87 per share). Such hypothetical future values have not been discounted to their respective present values, which are lower.


       AGGREGATED OPTION EXERCISES IN 2002 AND 2002 YEAR-END OPTION VALUES

                                                                     Number of Securities
                                        Shares                            Underlying                Value of Unexercised
                                     Acquired on                      Unexercised Options           In-the-Money Options
                                       Exercise                           at Year End                  at Year End (a)
                                        (# of         Value      ----------------------------    ---------------------------
           Name             Company    Shares)      Realized     Exercisable    Unexercisable    Exercisable   Unexercisable
---------------------       -------  -----------    --------     -----------    -------------    ---------------------------
Carl H. Lindner              AFG          -            $  -           -               -                -             -

Carl H. Lindner III          AFG          -            $  -        547,272          149,000        $144,100        $216,150

S. Craig Lindner             AFG          -            $  -        547,272          149,000        $149,017        $216,150

Keith E. Lindner             AFG          -            $  -        547,272          149,000        $144,100        $216,150

James E. Evans               AFG          -            $  -        276,000          135,000        $131,000        $196,500

(a) The value of unexercised in-the-money options is calculated based on the New York Stock Exchange closing market price of AFG's Common Stock at year-end 2002. This price was $23.07 per share.

COMPENSATION COMMITTEE REPORT

         The Compensation Committee of the Board of Directors consists of three directors, none of whom is an employee of AFG or any of its subsidiaries. The Committee's functions include reviewing and making recommendations to the Board of Directors with respect to the compensation of AFG's senior executive officers, as defined from time to time by the Board. The term "senior executive officers" currently includes the Chairman of the Board and Chief Executive Officer (the "CEO") and the Co-Presidents. The Compensation Committee has the exclusive authority to grant stock options under AFG's Stock Option Plan to employees of AFG and its subsidiaries, including senior executive officers.

         COMPENSATION OF EXECUTIVE OFFICERS AFG's compensation policy for all executive officers of AFG has three principal components: annual base salary, annual incentive bonuses and stock option grants. Before decisions were made regarding 2002 compensation for the senior executives, the Committee had discussions with AFG executives to solicit their thoughts regarding compensation. Based in part on such discussions as well as the Committee's review of AFG's financial results for the preceding year, the Committee deliberated, formed its recommendations, and presented its determinations regarding salary and bonus to the full Board for its review and approval. The compensation decisions discussed in this report conformed with recommendations made by the Committee, the CEO and the Co-Presidents.

         ANNUAL BASE SALARIES The Committee approved annual base salaries and salary increases for the senior executive officers that were appropriate, in the Committee's subjective judgment, for their respective positions and levels of responsibilities. The Committee approved the 2002 salaries of the CEO and the Co-Presidents, noting that such salaries represented an approximately 4% increase over the salary that had been in effect in 2001, 2000, 1999, 1998 and the latter part of 1997.

         ANNUAL BONUSES As was the case for the past five years, the Committee, working with management, developed an annual bonus plan for 2002 for the CEO and the Co-Presidents that would make a substantial portion of their total compensation dependent on AFG's performance, including achievement of pre-established earnings per share targets. Other executive officers of AFG were included in the annual bonus plan for 2002 by action of the Executive Committee.

         The annual bonus plan for 2002 made 50% of each participant's annual bonus dependent on AFG attaining certain earnings per share targets. The other 50% is based on AFG's overall performance, as subjectively determined by the Committee.

         Under the 2002 annual bonus plan, the bonus target amount for the CEO and each of the Co-Presidents was $990,000 with 0% to 175% of $495,000 (50% of $990,000) to be paid depending on AFG achieving certain 2002 earnings per share allocable to insurance operations (the "EPS Component") and 0% to 175% of $495,000 to be paid based on AFG's overall performance, as subjectively determined by the Committee (the "AFG Performance Component").

         The earnings per share target which would result in the payment of 100% of the EPS Component bonus was set by the Committee at $2.35. In recommending the 2002 annual bonus plan to the Board for adoption, the Committee noted that no bonus should be paid under the plan if 2002 earnings per share from insurance operations are less than $1.76 (75% of the 2002 EPS target). The Committee noted that the annual bonus plan provides that unusual or non-recurring items are not to be included in determining earnings allocable to insurance operations. Not including an increase in reserves in connection with asbestos related litigation and tax resolution benefits, AFG reported earnings per share from insurance operations of $2.42. The annual bonus plan provided that in the event earnings per share from insurance operations exceed $2.35, more than 100% of the EPS Component bonus could be paid, such excess to be subjectively determined. The Committee considered the factors discussed below to determine if any amount over 100% should be paid under the EPS Component and any amount that may have been earned under the AFG Performance Component. The Committee concurred with the senior executives that the amount of bonus to be paid under the EPS Component to the CEO and each of the Co-Presidents would be $495,000, and no amount over 100% of the target of the EPS Component would be paid.

         The Committee considered a number of factors in discussions of AFG's performance with senior executives. The Committee viewed the following factors positively: (i) the fact that earnings per share from insurance operations exceeded published analyst expectations; (ii) the two segments of AFG's property and casualty insurance operations achieved underwriting profits and were able to increase rates more than planned; (iii) AFG raised capital through the sale of common stock of Infinity Property and Casualty Corporation (the positive view of this consideration was somewhat offset by the stock offering resulting in a loss to the Company); (iv) the return on equity of earnings from insurance operations; (v) resolution of certain tax matters; and (vi) investment portfolio performance including the sale of an investee. The Committee viewed negatively these factors: (i) the decline in stock price from December 31, 2001 to December 31, 2002, although it noted that the percentage decline in the stock price was less than that of the Standard & Poors 500 Index, the Dow Jones Industrial Average, the Standard & Poors 500 Property and Casualty Stock Index, the Standard & Poors Mid-Cap Insurance Index and the Standard and Poors 500 Life & Health Insurance Index; (ii) the fact that AFG's and certain subsidiaries' credit and financial strength ratings were given a negative outlook or, in one instance, due to a rating agency policy as opposed to AFG performance, a downgrade; and (iii) the only asbestos-related claim known to be material to AFG was settled for an amount in excess of existing reserves (the negative view was somewhat offset by the fact that the settlement enhances financial certainty). The Committee agreed with management's recommendation that a bonus of $455,000 (approximately 90% of the AFG Performance Component) under the AFG Performance Component would be appropriate.

         The annual base salary and bonus target amounts of the CEO and the Co-Presidents are virtually identical because the Committee views them as a management team whose skills and areas of expertise complement each other.

         STOCK OPTION GRANTS Stock options represent an important part of AFG's performance-based compensation system. The Committee believes that AFG shareholders' interests are well served by aligning AFG's senior executives' interests with those of its shareholders through the grant of stock options in addition to paying a portion of any annual bonus in common stock. Options under AFG's Stock Option Plan are granted at exercise prices equal to the fair market value of common stock on the date of grant and vest at the rate of 20% per year. The Committee believes that these features provide an optionee with substantial incentive to maximize AFG's long-term success. Options for 55,000 shares were granted to each of the Co-Presidents and additional options were granted to the other senior executives of AFG in February 2002. No options were granted to such persons in 2001. No options were granted to the CEO in 2001 or 2002.


Members of the Compensation Committee:      William R. Martin, Chairman
                                            Theodore H. Emmerich
                                            William W. Verity


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         One of the adult sons of William R. Martin was an employee of the Registrant's technology group through August 2002. He received compensation of approximately $65,000 from AFG during 2002.

PERFORMANCE GRAPH

         The following graph compares the cumulative total shareholder return on AFG's common stock with the cumulative total return of the Standard & Poor's ("S&P") 400 Midcap Index and the S&P 500 Property-Casualty Insurance Index. (Assumes $100 invested on December 31, 1997 in AFG's Common Stock and the two indexes, including reinvestment of dividends.)

                                 [Graph omitted]

PERFORMANCE GRAPH INDEX

                                                       December 31,
                                        ---------------------------------------
                                        1997   1998   1999   2000   2001   2002
                                        ----   ----   ----   ----   ----   ----
 AFG Common Stock                        100    112     69     73     70     67
 S&P 400 Midcap Index                    100    119    136    160    159    136
 S&P Property-Casualty Insurance Index   100     93     70    108     99     89

DIRECTORS' COMPENSATION

         Pursuant to the Non-Employee Directors' Compensation Plan (the "Directors' Plan"), all directors who are not officers or employees of AFG are paid the following fees: an annual retainer of $40,000; an additional annual retainer of $12,000 for each Board Committee on which the non-employee director serves; and an attendance fee of $1,000 for each Board or Committee meeting attended. Non-employee directors who become directors during the year receive a pro rata portion of these annual retainers. The retainers and fees to be paid under the Directors' Plan are reviewed by the Board of Directors from time to time and are subject to change at its discretion.

         In order to align further the interests of AFG's non-employee directors with the interests of shareholders, the Directors' Plan provides that a minimum of 50% of such directors' annual retainers are paid through the issuance of shares of AFG Common Stock.

         The Board of Directors has a program under which a retiring AFG director (other than an officer or employee of AFG or any of its subsidiaries) will, if the director has met certain eligibility requirements, receive upon retirement (in a lump sum or, if elected, in deferred payments) an amount equal to five times the then current annual director's fee. For purposes of this program, retirement means resignation as an AFG director or not being nominated for reelection by shareholders as an AFG director. To be eligible for the retirement benefit, a person must have served as an AFG director for at least four years while not an officer or employee of AFG or any of its subsidiaries. In addition, an AFG director will not become eligible for the retirement benefit until reaching age 55. A director who receives a retirement benefit must provide consulting services to AFG on request for five years following retirement without further compensation (except reimbursement for expenses). Under the program, a death benefit equal to the retirement benefit will be paid (in lieu of any retirement benefit under the program) to the designated beneficiary or legal representative of any person who dies while serving as an AFG director, whether or not eligible for a retirement benefit at time of death. This death benefit will not be available to a director who at any time during the two years immediately preceding death was an officer or employee of AFG or any of its subsidiaries.

         In addition to providing for the grant of stock options to key employees, the Stock Option Plan provides for automatic annual grants of options to each non-employee director of AFG. During 2002, each non-employee director was granted an option under the foregoing provisions of the Stock Option Plan to purchase 2,500 shares at an exercise price of $26.86 per share on June 1, 2002, the exercise price being the fair market value of AFG's Common Stock on the date of grant.

                                     ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

PRINCIPAL SHAREHOLDERS

         The following shareholders are the only persons known by AFG to own beneficially 5% or more of its outstanding Common Stock as of March 31, 2003:

                                 Amount and Nature of Beneficial Ownership
                             -------------------------------------------------
    Name and Address                              Obtainable
          Of                  Common Stock       upon Exercise
    Beneficial Owner            Held (a)         of Options (b)        Total       Percent of Class
------------------------     --------------      --------------      ---------     ----------------
Carl H. Lindner
  One East Fourth Street      8,646,204 (d)          -               8,646,204          12.7%
  Cincinnati, Ohio 45202

Carl H. Lindner III
  One East Fourth Street      5,896,684 (e)        587,272           6,483,956           9.4%(c)
  Cincinnati, Ohio 45202

S. Craig Lindner
  One East Fourth Street      5,896,684 (f)        587,272           6,483,956           9.4%(c)
  Cincinnati, Ohio 45202

Keith E. Lindner
  250 East Fifth Street       5,896,684 (g)        587,272           6,483,956           9.4%(c)
  Cincinnati, Ohio 45202

The American Financial
  Group, Inc. Retirement      8,149,940              -               8,149,940          12.0%
  and Savings Plan (h)
  One East Fourth Street
  Cincinnati, Ohio 45202

(a) Unless otherwise noted, the holder has sole voting and dispositive power with respect to the shares listed.

(b) Represents shares of Common Stock that may be acquired within 60 days of March 31, 2003 through the exercise of options granted under AFG's Stock Option Plan. The Lindner family members listed above hold options (both vested and unvested) to purchase the following numbers of shares of Common Stock:

                               Carl H. Lindner                   -
                               Keith E. Lindner               751,272
                               Carl H. Lindner III            751,272
                               S. Craig Lindner               751,272

(c) The percentages of outstanding shares of Common Stock beneficially owned (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) by Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner are 8.5%, 8.3% and 11.5%, respectively, after attributing the shares held in various trusts for the benefit of the minor children of
         S. Craig Lindner and Carl H. Lindner III (for which Keith E. Lindner acts as trustee with voting and dispositive power) to Keith E. Lindner.

(d) Includes 4,123,443 shares held by his spouse and 252,378 shares held in a charitable foundation over which Mr. Lindner has sole voting and dispositive power but no pecuniary interest. Excludes 2,682,361 shares held in a trust for the benefit of his family for which a third party acts as trustee with voting and dispositive power.

(e) Includes 19,826 shares held by his spouse in a trust over which she has voting and dispositive power, 19,847 shares held by one of his children, 1,000,000 shares held by a limited liability company over which shares he holds dispositive but not voting power, and 650,633 shares which are held in various trusts for the benefit of his children for which Keith E. Lindner acts as trustee with voting and dispositive power.

(f) Includes 74,054 shares held by his spouse as custodian for their minor children or in a trust over which she has voting and dispositive power, 24,054 shares held by two of his children, 1,000,000 shares held by a limited liability company over which shares he holds dispositive but not voting power, 1,381,501 shares held in a trust for the benefit of his children over which shares his spouse has dispositive but not voting power, and 776,910 shares which are held in various trusts for the benefit of his children for which Keith E. Lindner acts as trustee with voting and dispositive power.

(g) Includes 341 shares held in a trust over which his spouse shares voting and dispositive power with an individual not affiliated with AFG, 2,226 shares held in a trust over which he shares voting and dispositive power with an individual not affiliated with AFG, 1,500,000 shares held by a limited liability company over which shares he holds dispositive but not voting power, and 2,076,807 shares held in a trust for the benefit of his children over which shares his spouse has dispositive but not voting power, but excludes 1,427,543 shares (described in footnotes (e) and (f) above) which are held in various trusts for the benefit of the minor children of his brothers, Carl H. Lindner III and
         S. Craig Lindner, over which Keith E. Lindner has sole voting and dispositive power but no pecuniary interest.

(h) The members of the Administrative Plan Committee of the American Financial Group, Inc. Retirement and Savings Plan (the "RASP"), Sandra
         W. Heimann and Thomas E. Mischell, direct the voting of the securities held by the RASP. Both of the members of such Committee are executives of AFG.

         Carl H. Lindner, S. Craig Lindner, Carl H. Lindner III, Keith E. Lindner and trusts for their benefit (collectively, the "Lindner Family") were the beneficial owners of approximately 43.7% of AFG's Common Stock at March 31, 2003. The Lindner Family may be deemed to be controlling persons of AFG.

SECURITIES OWNERSHIP

         The following table sets forth information, as of March 31, 2003, concerning the beneficial ownership of equity securities of AFG and its subsidiaries by each director, nominee for director, the executive officers named in the Summary Compensation Table (see "Compensation" below) and by all of these individuals as a group. Such information is based on data furnished by the persons named. Except as set forth in the following table, no director or executive officer beneficially owned 1% or more of any class of equity security of AFG or any of its subsidiaries outstanding at March 31, 2003. Unless otherwise indicated, the persons named have sole voting and dispositive power over the shares reported.

                                            Amount and Nature of Beneficial Ownership (a)
                                            ---------------------------------------------
                                                                   Shares of Common Stock
             Name of                         Shares of Common      Obtainable on Exercise
        Beneficial Owner                        Stock Held              of Options (b)
-------------------------------------       ------------------     ----------------------
Carl H. Lindner (c)                            8,646,204 (d)                -
Carl H. Lindner III (c)                        5,896,684 (e)             587,272
S. Craig Lindner (c)                           5,896,684 (f)             587,272
Keith E. Lindner (c)                           5,896,684 (g)             587,272
Theodore H. Emmerich                              16,944                  13,000
James E. Evans                                   119,675                 312,000
William R. Martin                                 41,096                  16,000
William W. Verity                                    745                   5,000
William A. Shutzer                                  -                       -
Terry S. Jacobs                                    1,000                    -

All directors, nominees and executive
officers as a group (13 persons)(c)           26,860,504               2,616,816

(a)      Does not include the following ownership interests in subsidiaries of
         AFG: Messrs. Emmerich, Evans, C. H. Lindner, S.C. Lindner and Martin, and all directors and executive officers as a group beneficially own 1,561; 11,138; 6,100; 120,873; 29,275 and 302,851 shares, respectively, of the common stock of Great American Financial Resources. Mr. Martin and all directors and executive officers as a group beneficially own 40,126 (1.4%) and 63,494 shares (2.1%), respectively, of the preferred stock of AFC.

(b) Consists of shares of Common Stock purchasable within 60 days of March 31, 2003 through the exercise of the vested portion of stock options granted under AFG's Stock Option Plan.

(c) The shares set forth for Carl H. Lindner, Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner and all directors and officers as a group constituted 12.7%, 9.4%, 9.4%, 9.4% and 43.2%, respectively, of the Common Stock outstanding at March 31, 2003. For information as to the percentage of outstanding shares beneficially owned (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) by such Lindner Family members, see "Principal Shareholders."

(d) Includes 4,123,443 shares held by his spouse and 252,378 shares held in a charitable foundation over which Mr. Lindner has sole voting and dispositive power but no pecuniary interest. Excludes 2,682,361 shares held in a trust for the benefit of his family for which a third party acts as trustee with voting and dispositive power.

(e) Includes 19,826 shares held by his spouse in a trust over which she has voting and dispositive power, 19,847 shares held by one of his children, 1,000,000 shares held by a limited liability company over which shares he holds dispositive but not voting power, and 650,633 shares which are held in various trusts for the benefit of his minor children for which Keith E. Lindner acts as trustee with voting and dispositive power.

(f) Includes 74,054 shares held by his spouse as custodian for their minor children or in a trust over which she has voting and dispositive power, 24,054 shares held by two of his children, 1,000,000 shares held by a limited liability company over which shares he holds dispositive but not voting power, 1,381,501 shares held in a trust for the benefit of his children over which shares his spouse has dispositive but not voting power, and 776,910 shares which are held in various trusts for the benefit of his minor children for which Keith E. Lindner acts as trustee with voting and dispositive power.

(g) Includes 341 shares held in a trust over which his spouse shares voting and dispositive power with an individual not affiliated with AFG, 2,226 shares held in a trust over which he shares voting and dispositive power with an individual not affiliated with AFG, 1,500,000 shares held by a limited liability company over which shares he holds dispositive but not voting power, and 2,076,807 shares held in a trust for the benefit of his children over which shares his spouse has dispositive but not voting power, but excludes 1,427,543 shares (described in footnotes (e) and (f) above) which are held in various trusts for the benefit of the minor children of his brothers, Carl H. Lindner III and
         S. Craig Lindner, over which Keith E. Lindner has sole voting and dispositive power but no pecuniary interest.

EQUITY COMPENSATION PLAN INFORMATION

      See Item 5 for equity compensation plan information.

                                     ITEM 13

                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION
                  ---------------------------------------------

         Various business has been transacted between AFG and certain affiliates, including rentals, investment management services, insurance and sales of assets. The financial terms (costs, interest rates, collateral, risks of collectibility and other) of these transactions are comparable to those prevailing at the time of consummation which would apply to unrelated parties, unless noted otherwise.

         An AFG subsidiary owns a 29% interest in an aircraft, the remaining interests in which are owned by Carl H. Lindner and his two brothers. Each owner is committed to use and pay for a minimum number of flight hours. Capital costs and fixed operating costs are allocated generally in proportion to ownership; variable operating costs are allocated generally in proportion to usage.
Mr. Lindner has assigned his hours to the AFG subsidiary along with the obligation to pay for operating costs allocated; Mr. Lindner continues to pay allocated capital costs. Total charges paid by AFG during 2002 were $959,000.

         In 1997, Carl H. Lindner and Great American Financial Resources, Inc. (an 83%-owned subsidiary of AFG) purchased 51% and 49%, respectively, of the outstanding common stock of a newly incorporated entity formed to acquire the assets of a company engaged in the production of ethanol. In 2000, the ethanol company repurchased the 49% interest from GAFRI for amounts which included an $18.9 million subordinated debenture bearing interest at 12 1/4% with scheduled repayments through 2005. The highest balance owed on the subordinated debenture during 2002 was $12.9 million and interest received during the year was $1.6 million; the balance outstanding on March 1, 2003, was $10.9 million. Another AFG subsidiary has a working capital credit facility in place under which the ethanol company may borrow up to $10 million at a rate of prime plus 3%. There were no borrowings outstanding under this facility in 2002. In 1998, GAFRI made a loan to the ethanol company in the amount of $4 million, bearing interest at the rate of 14% and maturing in September 2008. Interest received on this loan during 2002 was $568,000.

         An AFG subsidiary had a loan outstanding during part of 2002 to a Florida-based homebuilder which was 49% owned by AFG and 51% owned by brothers of Carl H. Lindner. The highest outstanding balance owed to the AFG subsidiary during 2002 was $8.0 million and interest paid during the year was $693,000. The loan was repaid and terminated in 2002 when AFG sold its investment to an unrelated party.

         Members of the Lindner Family are the principal owners of Provident Financial Group, Inc. ("Provident"). Provident leases its main banking and corporate offices, which are located in the same buildings as AFG's headquarters, from AFG. Provident paid rent of $3,778,000 for this office space in 2002. In 2002, AFG paid Provident $150,000 in connection with an expense sharing arrangement for a cafeteria operated by Provident for the employees of both companies. AFG provides security guard and surveillance services at the main office of Provident for which Provident paid $100,000 in 2002. Provident paid AFG subsidiaries $612,000 for insurance coverage and $114,000 for record retention services in 2002.

         During 2002, AFG paid the Cincinnati Reds $162,000 for tickets to baseball games. Carl H. Lindner is the Chief Executive Officer of the Reds. In addition, a subsidiary of AFG, and a company owned by Carl H. Lindner, Carl H. Lindner III, Keith E. Lindner and S. Craig Lindner, are part owners of the Reds.

         In July 2000, AFG's principal insurance company subsidiary, Great American Insurance Company, entered into a thirty-two-year agreement with the Reds, pursuant to which the Reds' home stadium was named "Great American Ball Park". Although no payments were required to be made in 2002, payments to the Reds average approximately $2.3 million annually over the term of the agreement. For these payments, Great American also receives approximately $1.3 million annually of premium seating, marketing credits, and related sponsorship rights.

         A brother-in-law of S. Craig Lindner is employed by GAFRI in a sales and marketing position. During 2002, he was paid approximately $95,000 by GAFRI.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

                                              American Financial Group, Inc.

Signed:   April 30, 2003
                                              BY:s/FRED J. RUNK
                                              -------------------------------
                                                   Fred J. Runk
                                                   Senior vice President and
                                                     Treasurer

                         AMERICAN FINANCIAL GROUP, INC.

                  SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS
                  --------------------------------------------

I, Carl H. Lindner, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of American Financial Group, Inc.;

2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

     c) presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amendment to the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



April 30, 2003                           BY: /s/Carl H. Lindner
                                             ---------------------------------
                                                Carl H. Lindner
                                                Chairman of the Board and
                                                  Chief Executive Officer
                                                  (principal executive officer)

                         AMERICAN FINANCIAL GROUP, INC.

            --------------------------------------------------------

I, Fred J. Runk, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of American Financial Group, Inc.;

2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

     c) presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amendment to the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



April 30, 2003                      BY: /s/Fred J. Runk
                                        --------------------------------------
                                           Fred J. Runk
                                           Senior Vice President and Treasurer
                                           (principal financial officer)

                         AMERICAN FINANCIAL GROUP, INC.

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing with the Securities and Exchange Commission of the amendment to the Annual Report of American Financial Group, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 (the "Report"), the undersigned officers of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




April 30, 2003                      BY: s/Carl H. Lindner
--------------------------              -------------------------------------
Date                                      Carl H. Lindner
                                          Chairman of the Board and
                                            Chief Executive Officer




April 30, 2003                      BY: s/Fred J. Runk
--------------------------              -------------------------------------
Date                                      Fred J. Runk
                                          Senior Vice President and Treasurer