Form 10-Q
period 2003-03-31
AMERICAN FINANCIAL GROUP INC
filed 2003-05-15
CIK 1042046

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the Quarterly Period Ended                                Commission File
March 31, 2003                                                    No. 1-13653


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

       As of May 1, 2003, there were 69,582,123 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.







                                  Page 1 of 33
--------------------------------------------------------------------------------

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                         March 31,  December 31,
                                                             2003          2002
                                                      -----------   -----------
ASSETS:
  Cash and short-term investments                     $   736,099   $   871,103
  Investments:
    Fixed maturities - at market
      (amortized cost - $10,990,657 and $11,549,710)   11,445,257    12,006,910
    Other stocks - at market
      (cost - $161,757 and $174,645)                      252,557       300,445
    Investment in investee corporations                   211,163          -
    Policy loans                                          213,462       214,852
    Real estate and other investments                     248,957       257,731
                                                      -----------   -----------
        Total investments                              12,371,396    12,779,938

  Recoverables from reinsurers and prepaid
    reinsurance premiums                                2,915,464     2,866,780
  Agents' balances and premiums receivable                484,185       708,327
  Deferred acquisition costs                              815,469       842,070
  Other receivables                                       264,765       307,008
  Variable annuity assets (separate accounts)             431,134       455,142
  Prepaid expenses, deferred charges and other assets     350,143       425,775
  Goodwill                                                173,408       248,683
                                                      -----------   -----------

                                                      $18,542,063   $19,504,826
                                                      ===========   ===========

LIABILITIES AND CAPITAL:
  Unpaid losses and loss adjustment expenses          $ 4,601,287   $ 5,203,831
  Unearned premiums                                     1,543,347     1,847,924
  Annuity benefits accumulated                          6,610,445     6,453,881
  Life, accident and health reserves                      934,274       902,393
  Payable to reinsurers                                   438,406       508,718
  Long-term debt:
    Holding companies                                     495,672       648,410
    Subsidiaries                                          296,369       296,771
  Variable annuity liabilities (separate accounts)        431,134       455,142
  Accounts payable, accrued expenses and other
    liabilities                                         1,002,018       990,884
                                                      -----------   -----------
        Total liabilities                              16,352,952    17,307,954

  Minority interest                                       472,208       471,024

  Shareholders' Equity:
    Common Stock, no par value
      - 200,000,000 shares authorized
      - 69,527,781 and 69,129,352 shares outstanding       69,528        69,129
    Capital surplus                                       928,220       923,042
    Retained earnings                                     426,255       409,777
    Unrealized gain on marketable securities, net         292,900       323,900
                                                      -----------   -----------
        Total shareholders' equity                      1,716,903     1,725,848
                                                      -----------   -----------

                                                      $18,542,063   $19,504,826
                                                      ===========   ===========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                      (In Thousands, Except Per Share Data)


                                                          Three months ended
                                                               March 31,
                                                         ---------------------
                                                             2003         2002
                                                             ----         ----
INCOME:
  Property and casualty insurance premiums               $542,785     $603,908
  Life, accident and health premiums                       74,110       70,935
  Investment income                                       201,904      219,771
  Realized gains (losses) on:
    Securities                                              2,239      (17,800)
    Subsidiary                                            (39,386)        -
  Other income                                             57,437       48,322
                                                         --------     --------
                                                          839,089      925,136
COSTS AND EXPENSES:
  Property and casualty insurance:
    Losses and loss adjustment expenses                   371,970      442,913
    Commissions and other underwriting expenses           156,437      170,266
  Annuity benefits                                         74,847       75,525
  Life, accident and health benefits                       59,596       55,920
  Annuity and life acquisition expenses                    27,298       24,779
  Interest charges on borrowed money                       13,048       14,193
  Other operating and general expenses                     97,955       90,686
                                                         --------     --------
                                                          801,151      874,282
                                                         --------     --------

Operating earnings before income taxes                     37,938       50,854
Provision for income taxes                                  5,793          673
                                                         --------     --------

Net operating earnings                                     32,145       50,181

Minority interest expense, net of tax                      (7,582)      (5,677)
Equity in net earnings (losses) of investees, net of tax      557       (2,734)
                                                         --------     --------
Earnings before cumulative effect of accounting change     25,120       41,770
Cumulative effect of accounting change                       -         (40,360)
                                                         --------     --------

NET EARNINGS                                             $ 25,120     $  1,410
                                                         ========     ========

BASIC EARNINGS PER COMMON SHARE:
  Before accounting change                                   $.36         $.61
  Cumulative effect of accounting change                       -          (.59)
                                                             ----         ----
  Net earnings available to Common Shares                    $.36         $.02
                                                             ====         ====

DILUTED EARNINGS PER COMMON SHARE:
  Before accounting change                                   $.36         $.61
  Cumulative effect of accounting change                       -          (.59)
                                                             ----         ----
  Net earnings available to Common Shares                    $.36         $.02
                                                             ====         ====

Average number of Common Shares:
  Basic                                                    69,289       68,556
  Diluted                                                  69,403       69,019

Cash dividends per Common Share                             $.125        $.125

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                   Common Stock                    Unrealized
                                                      Common        and Capital       Retained        Gain on
                                                      Shares            Surplus       Earnings     Securities             Total
                                                  ----------       ------------       --------     ----------        ----------
BALANCE AT JANUARY 1, 2003                        69,129,352           $992,171       $409,777       $323,900        $1,725,848

Net earnings                                            -                  -            25,120           -               25,120
Change in unrealized                                    -                  -              -           (31,000)          (31,000)
                                                                                                                     ----------
  Comprehensive income (loss)                                                                                            (5,880)

Dividends on Common Stock                               -                  -            (8,642)          -               (8,642)
Shares issued:
  Dividend reinvestment plan                         103,492              2,110           -              -                2,110
  Employee stock purchase plan                        12,157                256           -              -                  256
  Retirement plan contributions                      278,434              5,437           -              -                5,437
  Deferred compensation distributions                  3,300                 71           -              -                   71
  Directors fees paid in stock                         1,050                 24           -              -                   24
Shares acquired and retired                               (4)              -                             -                 -
Other                                                   -                (2,321)          -              -               (2,321)
                                                  ----------           --------       --------       --------        ----------

BALANCE AT MARCH 31, 2003                         69,527,781           $997,748       $426,255       $292,900        $1,716,903
                                                  ==========           ========       ========       ========        ==========


BALANCE AT JANUARY 1, 2002                        68,491,610           $979,566       $359,513       $159,300        $1,498,379

Net earnings                                            -                  -             1,410           -                1,410
Change in unrealized                                    -                  -              -           (63,000)          (63,000)
                                                                                                                     ----------
  Comprehensive income (loss)                                                                                           (61,590)

Dividends on Common Stock                               -                  -            (8,562)          -               (8,562)
Shares issued:
  Exercise of stock options                           13,155                310           -              -                  310
  Dividend reinvestment plan                          49,333              1,121           -              -                1,121
  Employee stock purchase plan                        11,465                283           -              -                  283
  Retirement plan contributions                       87,690              2,405           -              -                2,405
  Directors fees paid in stock                         1,002                 24           -              -                   24
  Deferred compensation distributions                  1,501                 35           -              -                   35
Shares acquired and retired                               (5)              -              -              -                 -
Tax effect of intercompany dividends                    -                  (800)          -              -                 (800)
Other                                                   -                   226           -              -                  226
                                                  ----------           --------       --------       --------        ----------

BALANCE AT MARCH 31, 2002                         68,655,751           $983,170       $352,361       $ 96,300        $1,431,831
                                                  ==========           ========       ========       ========        ==========

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                         Three months ended
                                                               March 31,
                                                       ------------------------
                                                             2003          2002
                                                             ----          ----
OPERATING ACTIVITIES:
  Net earnings                                         $   25,120    $    1,410
  Adjustments:
    Cumulative effect of accounting change                   -           40,360
    Equity in net (earnings) losses of investees             (557)        2,734
    Depreciation and amortization                          41,300        38,005
    Annuity benefits                                       74,847        75,525
    Realized losses on investing activities                37,130        17,605
    Deferred annuity and life policy acquisition costs    (44,748)      (38,600)
    Increase in reinsurance and other receivables        (195,939)     (119,964)
    Decrease (increase) in other assets                    28,610        (3,759)
    Increase in insurance claims and reserves             235,949       152,361
    Increase in payable to reinsurers                       8,490        30,348
    Increase (decrease) in other liabilities               57,933       (22,444)
    Increase in minority interest                             184           952
    Other, net                                              1,058           755
                                                       ----------    ----------
                                                          269,377       175,288
                                                       ----------    ----------
INVESTING ACTIVITIES:
  Purchases of and additional investments in:
    Fixed maturity investments                         (1,817,002)   (1,499,179)
    Equity securities                                      (8,168)         -
    Real estate, property and equipment                    (5,124)       (4,518)
  Maturities and redemptions of fixed maturity
    investments                                           522,366       408,962
  Sales of:
    Fixed maturity investments                            873,948       597,159
    Equity securities                                       1,820         5,164
    Subsidiary                                            186,269          -
    Real estate, property and equipment                       386         1,669
  Cash and short-term investments of former subsidiary    (86,781)         -
  Decrease in other investments                             4,656         3,368
                                                       ----------    ----------
                                                         (327,630)     (487,375)
                                                       ----------    ----------

FINANCING ACTIVITIES:
  Fixed annuity receipts                                  214,519       169,872
  Annuity surrenders, benefits and withdrawals           (140,294)     (135,912)
  Net transfers from (to) variable annuity assets           8,629        (5,570)
  Additional long-term borrowings                          18,311        41,000
  Reductions of long-term debt                           (171,601)      (20,240)
  Issuances of Common Stock                                   217           551
  Cash dividends paid                                      (6,532)       (7,441)
                                                       ----------    ----------
                                                          (76,751)       42,260
                                                       ----------    ----------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS          (135,004)     (269,827)

Cash and short-term investments at beginning
  of period                                               871,103       544,173
                                                       ----------    ----------

Cash and short-term investments at end of period       $  736,099    $  274,346
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

      Interest income on non-investment grade asset-backed investments is recorded at a yield based on projected cash flows. The yield is adjusted prospectively to reflect actual cash flows and changes in projected amounts. Impairment losses on these investments must be recognized when
      (i) the fair value of the security is less than its cost basis and (ii) there has been an adverse change in the expected cash flows. These impairment losses are included in realized gains and losses.

      INVESTMENT IN INVESTEE CORPORATIONS Investments in securities of 20%-to 50%-owned companies are generally carried at cost, adjusted for AFG's proportionate share of their undistributed earnings or losses.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

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

      DPAC related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of expected gross profits on the policies. To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in "Unrealized gain on marketable securities, net" in the shareholders' equity section of the Balance Sheet.

      DPAC related to traditional life and health insurance is amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues.

             ANNUITY AND LIFE ACQUISITION EXPENSES Annuity and life acquisition expenses on the Statement of Earnings consists primarily of amortization of DPAC related to the annuity and life, accident and health businesses. This line item also includes certain marketing and commission costs that are expensed as paid.

             UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations;

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

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

             VARIABLE ANNUITY ASSETS AND LIABILITIES Separate accounts related to variable annuities represent deposits invested in underlying investment funds on which Great American Financial Resources, Inc. ("GAFRI"), an 83%-owned subsidiary at March 31, 2003, earns a fee. Investment funds are selected and may be changed only by the policyholder, who retains all investment risk.

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

      The following table illustrates the effect on net earnings and earnings per share had compensation cost been recognized and determined based on the fair values at grant dates consistent with the method prescribed by SFAS No. 123. For SFAS No. 123 purposes, the fair value per option granted of $5.60 for the first quarter of 2003 and $8.52 for the first quarter of 2002 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 2%; expected volatility of 30%; risk-free interest rate of 3.6% for 2003 and 4.9% for 2002; and expected option life of 7.4 years.

                                                         Three months ended
                                                              March 31,
                                                       ----------------------
                                                          2003           2002
                                                          ----           ----

      Net earnings, as reported                        $25,120        $ 1,410
      Pro forma stock option expense, net of tax        (1,521)        (1,061)
                                                       -------        -------

      Adjusted net earnings                            $23,599        $   349
                                                       =======        =======

      Earnings per share (as reported):
        Basic                                            $0.36          $0.02
        Diluted                                          $0.36          $0.02

      Earnings per share (adjusted):
        Basic                                            $0.34          $0.01
        Diluted                                          $0.34          $0.01

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

      BENEFIT PLANS AFG provides retirement benefits to qualified employees of participating companies through the AFG Retirement and Savings Plan, a defined contribution plan. AFG makes all contributions to the retirement fund portion of the plan and matches a percentage of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions have been invested primarily in securities of AFG and affiliates. Employees may direct the investment of a portion of their vested retirement fund account balances (increasing from 12.5% in July 2002 to 100% in April 2004) from securities of AFG and its affiliates to independently managed investment funds. As of March 31, 2003, the Plan owned 12% of AFG's outstanding Common Stock. Company contributions are expensed in the year for which they are declared.

      AFG and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFG also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period employees earn such benefits.

      DERIVATIVES Derivatives included in AFG's Balance Sheet consist primarily of investments in common stock warrants (valued at $8.4 million at March 31, 2003; included in other stocks), the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

      EARNINGS PER SHARE Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes 114,000 shares in 2003 and 463,000 shares in 2002 representing the dilutive effect of common stock options.

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

B.    ACQUISITIONS AND SALES OF SUBSIDIARIES

      INFINITY PROPERTY AND CASUALTY CORPORATION On December 31, 2002, AFG transferred to Infinity Property and Casualty Corporation ("Infinity", a newly formed subsidiary) the following subsidiaries involved primarily in the issuance of nonstandard auto policies: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company. Effective January 1, 2003, Great American Insurance Company, an AFG subsidiary, transferred to Infinity its personal insurance business written through independent agents. In February 2003, AFG sold 61% of Infinity in a public offering. AFG realized a pretax loss of $39.4 million on the sale. In addition, AFG realized a $5.5 million tax benefit related to its basis in Infinity stock. The businesses transferred generated aggregate net written premiums of approximately $690 million in 2002.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

      DIRECT AUTOMOBILE INSURANCE BUSINESS In January 2003, AFG reached an agreement to sell two of its subsidiaries that market automobile insurance directly to customers. The transaction was completed on April 25, 2003, and included the transfer of Great American Insurance's right to renew certain of its personal automobile insurance business written on a direct basis in selected markets. Premiums generated by the businesses sold were approximately $79 million in 2002. AFG does not expect to report a significant gain or loss on the sale.

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

      MANHATTAN NATIONAL LIFE INSURANCE On June 28, 2002, GAFRI acquired Manhattan National Life Insurance Company ("MNL") from Conseco, Inc. for $48.5 million in cash. At December 31, 2002, MNL reinsured 90% of its in-force business.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

C. SEGMENTS OF OPERATIONS AFG's property and casualty group writes primarily specialized commercial products for businesses through a highly diversified group of specialty business units. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, fidelity and surety bonds, collateral protection, and umbrella and excess coverages. In February 2003, AFG sold a substantial portion of its Personal segment; see Note B - "Acquisitions and Sales of Subsidiaries." The Personal group wrote nonstandard and preferred/standard private passenger auto and other personal insurance coverage. AFG's annuity, life and health business markets primarily retirement products as well as life and supplemental health insurance.

      The following table (in thousands) shows AFG's revenues and operating profit (loss) by significant business segment. Operating profit (loss) represents total revenues less operating expenses.

                                                          Three months ended
                                                               March 31,
                                                        ---------------------
                                                            2003         2002
                                                            ----         ----
        REVENUES (a)
        Property and casualty insurance:
          Premiums earned:
            Specialty                                   $427,848     $356,415
            Personal                                     114,938      247,203
            Other lines                                       (1)         290
                                                        --------     --------
                                                         542,785      603,908
          Investment and other income                    120,050      100,259
                                                        --------     --------
                                                         662,835      704,167
        Annuities, life and health (b)                   218,446      217,422
        Other                                            (42,192)       3,547
                                                        --------     --------
                                                        $839,089     $925,136
                                                        ========     ========

        OPERATING PROFIT (LOSS)
        Property and casualty insurance:
          Underwriting:
            Specialty                                   $  9,521     $  5,294
            Personal                                       5,212       (5,239)
            Other lines (c)                                 (355)      (9,326)
                                                        --------     --------
                                                          14,378       (9,271)
          Investment and other income                     71,290       63,251
                                                        --------     --------
                                                          85,668       53,980
        Annuities, life and health                        15,563       21,981
        Other (d)                                        (63,293)     (25,107)
                                                        --------     --------
                                                        $ 37,938     $ 50,854
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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

D. INVESTMENT IN INVESTEES Investment in investee corporations reflects AFG's ownership of 7.9 million shares (38%) of Infinity common stock and a $55 million 8.5% note receivable from Infinity. The market value of the investment in Infinity stock was $143 million at March 31, 2003 and $165 million at May 1, 2003. Prior to AFG's sale of 12.5 million shares of Infinity in February 2003, AFG beneficially owned 100% of Infinity (see Note B). Infinity is a national provider of personal automobile insurance with an emphasis on the nonstandard market.

      Summarized financial information for Infinity is shown below for the three months ended March 31, 2003 (in millions).

                          Earned premiums           $165.5
                          Total revenues             181.0
                          Net earnings                11.5

      Equity in net earnings (losses) of investees for the first quarter of 2002 represents AFG's share of the losses from two start-up manufacturing businesses that were formerly subsidiaries. One of these businesses was sold in the fourth quarter of 2002; equity in the net loss of the remaining business for the first quarter of 2003 was $865,000.

E. GOODWILL Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing under a two step process. Under the first step, an entity's net assets are classified by reporting units and compared to their fair value. Fair value is estimated based primarily on the present value of expected future cash flows. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the initial impairment test, measuring the amount of impairment loss, was completed in the fourth quarter with a resulting $40.4 million ($.59 per share, basic and diluted) impairment charge, net of tax, reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle. The impairment charge included $21.2 million (pretax) for the annuities and life insurance segment related to a decrease in estimated future earnings based upon lower forecasted new business sales over the next few years and $39.6 million (pretax) for the personal lines segment related primarily to planned future reductions in new business volume written through the direct channel.

      The change in goodwill during the first quarter of 2003 reflects $75.3 million in goodwill related to Infinity, which was sold in February 2003.

      Included in deferred acquisition costs in AFG's Balance Sheet are $68.4 million and $66.8 million at March 31, 2003, and December 31, 2002, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and life business. The PVFP amounts are net of $59.5 million and $57.3 million of accumulated amortization. Amortization of the PVFP was $2.2 million and $1.7 million during the first three months of 2003 and 2002. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 13% of the balance at the beginning of each respective year.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

F. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                            March 31,    December 31,
                                                                2003            2002
                                                            --------     -----------
       HOLDING COMPANIES:
         AFG 7-1/8% Senior Debentures due April 2009        $301,349        $301,298
         AFG 7-1/8% Senior Debentures due December 2007       79,600          79,600
         AFC notes payable under bank line                    95,000         248,000
         APU 10-7/8% Subordinated Notes due May 2011          11,482          11,498
         Other                                                 8,241           8,014
                                                            --------        --------

                                                            $495,672        $648,410
                                                            ========        ========
       SUBSIDIARIES:
         GAFRI 6-7/8% Senior Notes due June 2008            $100,000        $100,000
         GAFRI notes payable under bank line                 148,600         148,600
         Notes payable secured by real estate                 35,457          35,610
         Other                                                12,312          12,561
                                                            --------        --------

                                                            $296,369        $296,771
                                                            ========        ========

      At March 31, 2003, scheduled principal payments on debt for the balance of 2003 and the subsequent five years were as follows (in millions):

                            Holding
                          Companies      Subsidiaries         Total
                          ---------      ------------        ------
                2003          $  -             $  9.5        $  9.5
                2004             -              150.6         150.6
                2005           95.0              11.2         106.2
                2006             -               19.4          19.4
                2007           84.9                .1          85.0
                2008             -              100.1         100.1

      AFC may borrow up to $280 million under its credit agreement; the line may be expanded to $300 million through the end of 2003. The new line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a three-year revolving facility for the remaining two-thirds. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. In addition, GAFRI has an unsecured credit agreement under which it can borrow up to $155 million at floating rates based on prime or Eurodollar rates through December 2004.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

G. MINORITY INTEREST Minority interest in AFG's balance sheet is comprised of the following (in thousands):

                                                        March 31,   December 31,
                                                            2003           2002
                                                        --------    -----------
           Interest of noncontrolling shareholders
             in subsidiaries' common stock              $158,391       $157,207
           Preferred securities issued by
             subsidiary trusts                           241,663        241,663
           AFC preferred stock                            72,154         72,154
                                                        --------       --------
                                                        $472,208       $471,024
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

      The preferred securities consisted of the following (in thousands):

                                                   Amount Outstanding
      Date of                                      ------------------     Optional
      Issuance        Issue (Maturity Date)        3/31/03   12/31/02     Redemption Dates
      -------------   ------------------------     -------   --------     ----------------
      October 1996    AFCH 9-1/8% TOPrS (2026)     $98,750    $98,750     Currently redeemable
      November 1996   GAFRI 9-1/4% TOPrS (2026)     72,913     72,913     Currently redeemable
      March 1997      GAFRI 8-7/8% Pfd   (2027)     70,000     70,000     On or after 3/1/2007

      AFC PREFERRED STOCK See Note J - "Subsequent Event." AFC's Preferred Stock is voting, cumulative, and consists of the following:

            SERIES J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding.

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):
                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                             2003       2002
                                                             ----       ----
           Interest of noncontrolling shareholders
             in earnings of subsidiaries                   $2,569     $  664
           Accrued distributions by subsidiaries
             on preferred securities:
               Trust issued securities, net of tax          3,570      3,570
               AFC preferred stock                          1,443      1,443
                                                           ------     ------
                                                           $7,582     $5,677
                                                           ======     ======

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

H. SHAREHOLDERS' EQUITY At March 31, 2003, there were 69,527,781 shares of AFG Common Stock outstanding, including 1,361,711 shares held by American Premier for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of American Premier's predecessor, The Penn Central Corporation. Shares being held for distribution are not eligible to vote but otherwise are accounted for as issued and outstanding. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

      STOCK OPTIONS At March 31, 2003, there were 9.7 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, options for 7.8 million shares were outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options generally expire ten years after the date of grant.

I. COMMITMENTS AND CONTINGENCIES There have been no significant changes to the matters discussed and referred to in Note K "Commitments and Contingencies" of AFG's Annual Report on Form 10-K for 2002.

J. SUBSEQUENT EVENT On April 17, 2003, AFG announced a proposal to merge with its subsidiary, AFC. Under the proposal, AFC Series J preferred shareholders would receive $22.00 in AFG Common Stock in exchange for each share of Series J preferred stock. This transaction is subject to
      (i) the negotiation of specific terms and final documentation, (ii) the approval of the Board of Directors of each of AFG, AFC, and a special committee of independent directors of AFC, and (iii) the receipt of all required shareholder, stock exchange listing and regulatory approvals.
      In addition, the merger would eliminate the deferred tax liabilities associated with AFC's holding of AFG stock. Assuming that the proposed transaction is completed, these changes are expected to result in a 12% to 15% increase in shareholders' equity. AFG hopes to complete the merger in the third quarter of 2003.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      CRITICAL ACCOUNTING POLICIES

      Significant accounting policies are summarized in Note A to the financial statements. The preparation of financial statements requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of insurance reserves, especially asbestos and environmental-related reserves, and the determination of "other than temporary" impairment on investments are the two areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical. For further discussion of these policies, see "Liquidity and Capital Resources - Investments" and "Liquidity and Capital Resources - Uncertainties."

      LIQUIDITY AND CAPITAL RESOURCES

      RATIOS AFG's debt to total capital ratio (at the parent holding company level) was approximately 21% at March 31, 2003, and 25% at December 31, 2002.

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

      AFC may borrow up to $280 million under the bank credit line; the line may be expanded to $300 million through the end of 2003. The line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a three-year revolving facility for the remaining two-thirds. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. This credit agreement provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At March 31, 2003, there was $95 million borrowed under the line.

      INVESTMENTS  AFG's investment portfolio at March 31, 2003, contained
      $11.4 billion in "Fixed maturities" and $252.6 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At March 31, 2003, AFG had pretax net unrealized gains of $454.6 million on fixed maturities and $90.8 million on other stocks.

      Approximately 93% of the fixed maturities held by AFG at March 31, 2003, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Summarized information for the unrealized gains and losses recorded in AFG's balance sheet at March 31, 2003, is shown in the following table (dollars in millions). Approximately $133 million of "Fixed maturities" and $16 million of "Other stocks" had no unrealized gains or losses at March 31, 2003.

                                                                   Securities      Securities
                                                                      With            With
                                                                   Unrealized      Unrealized
                                                                      Gains          Losses
                                                                   ----------      ----------
         Fixed Maturities
         ----------------
           Market value of securities                                 $10,232          $1,080
           Amortized cost of securities                               $ 9,692          $1,165
           Gross unrealized gain (loss)                               $   540         ($   85)
           Market value as % of amortized cost                            106%             93%
           Number of security positions                                 1,742             316
           Number individually exceeding
             $2 million gain or loss                                       15               8
           Concentration of gains (losses) by
             type or industry (exceeding 5% of
             unrealized):
               Mortgage-backed securities                             $ 120.7         ($  7.7)
               Banks and savings institutions                            43.9             (.5)
               U.S. government and government agencies                   41.2              -
               Electric services                                         38.8            (3.0)
               State and municipal                                       33.6            (5.5)
               Asset-backed securities                                   15.0            (9.7)
               Air transportation (generally collateralized)              4.3           (34.0)
           Percentage rated investment grade                               96%             67%

         Other Stocks
         ------------
           Market value of securities                                 $   209          $   28
           Cost of securities                                         $   115          $   31
           Gross unrealized gain (loss)                               $    94         ($    3)
           Market value as % of cost                                      182%             90%
           Number individually exceeding
             $2 million gain or loss                                        2              -

      AFG's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $83 million of the $94 million in unrealized gains on other stocks at March 31, 2003.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2003, based on their market values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

                                                         Securities   Securities
                                                            With         With
                                                         Unrealized   Unrealized
           Maturity                                         Gains       Losses
           --------                                      ----------   ----------
             One year or less                                 4%           2%
             After one year through five years               21           24
             After five years through ten years              33           38
             After ten years                                  9           23
                                                            ---          ---
                                                             67           87
             Mortgage-backed securities                      33           13
                                                            ---          ---
                                                            100%         100%
                                                            ===          ===

      AFG realized aggregate losses of $1.9 million during the first quarter of 2003 on $12.7 million in sales of fixed maturity securities (3 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2002. Market values of two of the issues increased an aggregate of $3 million from December 31 to date of sale. The market value of the remaining security decreased $263,000 from December 31 to the sale date.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      The table below (dollars in millions) summarizes the length of time securities have been in an unrealized gain or loss position at March 31, 2003.

                                                                                            Market
                                                           Aggregate       Aggregate      Value as
                                                              Market      Unrealized     % of Cost
                                                               Value     Gain (Loss)         Basis
                                                           ---------     -----------     ---------
     Fixed Maturities
     ----------------------------------------------
     SECURITIES WITH UNREALIZED GAINS:
       Exceeding $500,000 at 3/31/03 and for:
         Less than one year (333 issues)                     $ 4,770            $305         106.8%
         More than one year (48 issues)                          563              57         111.3
       Less than $500,000 at 3/31/03 (1,361 issues)            4,899             178         103.8
                                                             -------            ----
                                                             $10,232            $540         105.6%
                                                             =======            ====

     SECURITIES WITH UNREALIZED LOSSES:
       Exceeding $500,000 at 3/31/03 and for:
         Less than one year (30 issues)                      $   190           ($ 36)         84.1%
         More than one year (17 issues)                          102             (31)         76.7
       Less than $500,000 at 3/31/03 (269 issues)                788             (18)         97.8
                                                             -------            ----
                                                             $ 1,080           ($ 85)         92.7%
                                                             =======            ====

     Other Stocks
     -----------------------------------------------
     SECURITIES WITH UNREALIZED GAINS:
       Exceeding $500,000 at 3/31/03 and for:
         Less than one year (4 issues)                       $    18            $  6         150.0%
         More than one year (3 issues)                           159              85         214.9
       Less than $500,000 at 3/31/03 (71 issues)                  32               3         110.3
                                                             -------            ----
                                                             $   209            $ 94         181.7%
                                                             =======            ====

     SECURITIES WITH UNREALIZED LOSSES:
       Exceeding $500,000 at 3/31/03 and for:
         Less than one year (none)                           $  -               $ -             - %
         More than one year (none)                              -                 -             -
       Less than $500,000 at 3/31/03 (75 issues)                  28              (3)         90.3
                                                             -------            ----
                                                             $    28           ($  3)         90.3%
                                                             =======            ====

      When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in AFG's 2002 Form 10-K.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      PROPERTY AND CASUALTY INSURANCE RESERVES The liabilities for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon: (a) the accumulation of case estimates for losses reported prior to the close of the accounting periods on direct business written;
      (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience;
      (d) estimates based on experience of expense for investigating and adjusting claims; and (e) the current state of law and coverage litigation. Using these items as well as historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors, company actuaries determine a single or "point" estimate which management utilizes in recording its best estimate of the liabilities. Ranges of loss reserves are not developed by company actuaries.

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

            ASBESTOS AND ENVIRONMENTAL-RELATED ("A&E") RESERVES Establishing reserves for A&E claims relating to policies and participations in reinsurance treaties and former operations is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used. Case reserves and expense reserves are established by the claims department as specific policies are identified. In addition to the case reserves established for known claims, management establishes additional reserves for claims not yet known or reported and for possible development on known claims. These additional reserves are management's best estimate based on its review of industry trends and other industry information about such claims, with due consideration to individual claim situations like the A.P. Green case discussed below. Estimating ultimate liability for asbestos claims presents a unique and difficult challenge to the insurance industry due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry is engaged in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase.

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

      The settlement is for $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest), all of which is covered by reserves established prior to 2003, and anticipated reinsurance recoverables for this matter. The agreement allows up to 10% of the settlement to be paid in AFG Common Stock.

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

      RESULTS OF OPERATIONS

      GENERAL Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles. Many investors and analysts focus on "core earnings" of companies, setting aside certain items included in net earnings such as realized gains and losses, the cumulative effect of accounting changes and certain other unusual items. Realized gains and losses are excluded from "core earnings" because they are unpredictable and not necessarily indicative of current operating fundamentals. Other items, such as the tax resolution benefits, are excluded to assist investors in analyzing their impact on the trend in operating results. Nonetheless, these items are significant components of AFG's overall financial results.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      The following table shows AFG's net earnings and diluted earnings per share as stated in the Statement of Earnings as well as the after-tax effect of certain items included in these GAAP measures that are typically excluded in deriving "core earnings" (in millions, except per share amounts):

                                                          Three months ended
                                                               March 31,
                                                         --------------------
                                                          2003           2002
                                                          ----           ----

      NET EARNINGS                                       $25.1          $ 1.4
      After tax income (expense) items included in
        net earnings:
          Special tax benefits                             5.5           16.0
          Net losses from non-insurance investees          (.9)          (2.7)
          Realized investment losses                     (23.3)          (8.4)
          Cumulative effect of accounting changes           -           (40.4)

      DILUTED PER SHARE AMOUNTS:
          NET EARNINGS                                   $ .36          $ .02
          Special tax benefits                             .08            .24
          Net losses from non-insurance investees         (.01)          (.04)
          Realized investment losses                      (.34)          (.12)
          Cumulative effect of accounting changes           -            (.59)


      In addition to the effects of items shown in the table above, net earnings increased in 2003 primarily due to significantly improved underwriting results in the property and casualty operations, partially offset by lower investment income.

      PROPERTY AND CASUALTY INSURANCE - UNDERWRITING AFG's property and casualty group has consisted of two major business groups: Specialty and Personal. See Note B, "Acquisitions and Sales of Subsidiaries," to the Financial Statements for a discussion of the sale of nearly all of the Personal group.

      The Specialty group includes a highly diversified group of business lines. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, fidelity and surety bonds, collateral protection, and umbrella and excess coverages.

      The Personal group wrote nonstandard and preferred/standard private passenger auto insurance and, to a lesser extent, homeowners' insurance. Nonstandard automobile insurance covers risk not typically accepted for standard automobile coverage because of an applicant's driving record, type of vehicle, age or other criteria.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                         Three months ended
                                                              March 31,
                                                     -----------------------
                                                       2003             2002
                                                       ----             ----
                  Gross Written Premiums (GAAP)
                  -----------------------------
                    Specialty                        $676.8           $562.8
                    Personal (a)                      181.1            347.5
                    Other lines                          -                .3
                                                     ------           ------
                                                     $857.9           $910.6
                                                     ======           ======

                  Net Written Premiums (GAAP)
                  ---------------------------
                    Specialty                        $438.8           $386.7
                    Personal (a)                      117.9            256.4
                    Other lines                          -                .3
                                                     ------           ------
                                                     $556.7           $643.4
                                                     ======           ======

                  Combined Ratios (GAAP)
                  ----------------------
                    Specialty                          97.9%            98.5%
                    Personal                           95.5            102.1
                    Aggregate (including
                      discontinued lines)              97.4            101.4

                 (a) Includes the operations of Infinity through the sale date in mid-February 2003.

      SPECIALTY The Specialty group's gross written premiums increased 20% for the first quarter of 2003 over the comparable 2002 period, reflecting the impact of continuing rate increases and volume growth in most of its businesses. Specialty rate increases averaged 27% during the first three months of 2003. Net written premiums increased 14% for the first quarter over the comparable 2002 period. Strong growth in gross written premiums was offset by the timing impact of premiums ceded under certain reinsurance agreements.

      The Specialty group reported an underwriting profit of $9.5 million for the 2003 first quarter with a combined ratio of 97.9%, an improvement of .6 points over the 2002 first quarter. The group's underwriting results for the 2003 quarter included approximately $5.1 million, or 1.2 points, of losses from severe weather compared to about $2.6 million, or .7 points, in the 2002 period.

      PERSONAL The Personal group results represent primarily Infinity's underwriting results through the public offering in mid-February 2003 and the direct-to-consumer auto business, which was sold in April 2003. AFG's ongoing personal lines business is limited to two subsidiaries that generated less than $35 million in net written premiums in 2002 and certain direct-to-consumer business in run-off that had approximately $28 million in net written premiums in 2002. AFG's 38% continuing ownership interest in Infinity is accounted for as an investee corporation. Accordingly, AFG's share of Infinity's earnings following the mid-February public offering is included in equity in net earnings (losses) of investees in the Statement of Earnings.

      The Personal group generated an underwriting profit of $5.2 million in the 2003 first quarter. The group's combined ratio of 95.5% improved 6.6 points compared with the 2002 quarter, reflecting Infinity's reduced underwriting in unprofitable states, the continuing positive effects of recent rate increases and recent expense reductions from consolidating business functions.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      INVESTMENT INCOME The decrease in investment income for the first quarter of 2003 compared to the 2002 quarter reflects lower average investment balances (due to the mid-February sale of Infinity) as well as lower average yields on fixed maturity investments.

      REALIZED GAINS Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

      GAINS (LOSSES) ON SECURITIES Realized gains (losses) on securities include provisions for other than temporary impairment of securities still held of $34.9 million in the first quarter of 2003 and $18.3 million in the first quarter of 2002. Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace. The increase in impairment charges in 2003 reflects primarily the downturn in the airline industry and writedowns of certain asset-backed securities.

      Realized losses on securities include losses of $4.5 million in the first quarter of 2003 and $3 million in the first quarter of 2002 to adjust the carrying value of AFG's investment in warrants to market value.

      LOSS ON SUBSIDIARY In February 2003, AFG recognized a $39.4 million pretax loss on the public offering of 12.5 million shares of Infinity.

      REAL ESTATE OPERATIONS AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Earnings as shown below (in millions).

                                                      Three months ended
                                                           March 31,
                                                      ------------------
                                                       2003         2002
                                                       ----         ----
             Other income                             $16.0        $15.3
             Other operating and general expenses      16.1         14.5
             Interest charges on borrowed money          .6           .6

      OTHER INCOME Other income increased $9.1 million (19%) for the first quarter of 2003 compared to 2002 due primarily to increased revenues earned by the Specialty group's growing warranty business and higher fee income in certain other specialty insurance operations.

      ANNUITY BENEFITS Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. Annuity benefits in the first quarter of 2003 were slightly lower than the 2002 quarter as an increase in average annuity benefits accumulated was offset by a decrease in rates credited to policyholders.

      The majority of GAFRI's fixed annuity products permit GAFRI to change the crediting rate at any time subject to minimum interest rate guarantees (as determined by applicable law). Approximately 45% of the annuity benefits accumulated relate to policies that have a minimum guarantee of 3%; the balance have a guarantee of 4%. Virtually all new sales of GAFRI's fixed annuities offer a minimum interest rate of 3%. Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in spread compression which could continue at least through the remainder of 2003.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated "surrender" interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues an additional liability to provide for expected deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect this accrual. Significant changes in projected investment yields could result in charges to earnings in the period such projections are modified.

      ANNUITY AND LIFE ACQUISITION EXPENSES Annuity and life acquisition expenses include amortization of annuity and life, accident and health deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and life acquisition expenses also include amortization of the present value of future profits of businesses acquired. The increase in annuity and life acquisition expenses in the first quarter of 2003 compared to 2002 is due primarily to the amortization associated with GAFRI's purchase of MNL in June 2002.

      The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to writeoffs of DPAC in the future.

      INTEREST ON BORROWED MONEY Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFG has generally financed its borrowings on a long-term basis which has resulted in higher current costs. Interest expense decreased in the first quarter of 2003 compared to the first quarter of 2002 as lower average indebtedness and lower interest charges on amounts due reinsurers were partially offset by higher average rates on the AFC bank line.

      OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses increased $7.3 million (8%) for the first quarter of 2003 compared to the first quarter of 2002 due primarily to higher expenses in the Specialty group's growing warranty business and higher expenses related to growth in certain other Specialty operations.

      INCOME TAXES The 2003 provision for income taxes reflects $5.5 million in tax benefits related to AFG's basis in Infinity stock. The 2002 provision for income taxes includes a $16 million first quarter tax benefit for the reduction of previously accrued amounts due to the resolution of certain tax matters.

      INVESTEE CORPORATIONS

      INFINITY PROPERTY AND CASUALTY CORPORATION Following AFG's sale of 61% of Infinity in the mid-February offering, AFG's proportionate share of Infinity's earnings is included in equity in net earnings (losses) of investees. Infinity reported net earnings for the first quarter of 2003 of $11.5 million, including $5.4 million subsequent to the offering.

      START-UP MANUFACTURING BUSINESSES Equity in earnings (losses) of investees also includes losses of two start-up manufacturing businesses (see Note
      D). Equity in net earnings (losses) of investees includes $865,000 in 2003 and $859,000 in 2002 in losses of one of these businesses. Investee losses in 2002 include $1.9 million in losses of the other manufacturing business, which sold substantially all of its assets in December 2002.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      CUMULATIVE EFFECT OF ACCOUNTING CHANGE Effective January 1, 2002, AFG implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized, but is subject to an impairment test at least annually. The initial impairment testing resulted in a charge of $40.4 million (net of minority interest and taxes) for the cumulative effect of a change in accounting principle.

      RECENT ACCOUNTING STANDARDS In January 2003, the Financial Accounting Standards Board issued Interpretation No.46, Consolidation of Variable Interest Entities ("FIN 46"). This interpretation will require companies to consolidate entities without sufficient equity based on ownership of expected gains and losses. FIN 46 is effective immediately to variable interest entities acquired after January 31, 2003. For entities acquired before that date, the guidance becomes effective for periods beginning after June 15, 2003.

      AFG is currently assessing the application of FIN 46 as it relates to its investments in two collateralized debt obligations ("CDOs"), for which AFG also acts as investment manager. Under the CDOs, securities were issued in various senior and subordinate classes and the proceeds were invested primarily in bank loans, and to a lesser extent, high yield bonds, all of which serve as collateral for the securities issued by the CDOs. None of the collateral was purchased from AFG. The market value of the collateral at March 31, 2003, was approximately $770 million.

      AFG's investments in the two CDOs are subordinate to the senior classes (approximately 92% of the total securities) issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, AFG's class would bear losses first. Holders of the CDO debt securities have no recourse against AFG for the liabilities of the CDOs; accordingly, AFG's exposure to loss on these investments is limited to its investment. AFG's investments in the CDOs are carried at estimated market value of $10.8 million at March 31, 2003, and are included in fixed maturities in AFG's balance sheet.

      PROPOSED ACCOUNTING STANDARD GAFRI's variable annuity contracts contain a guaranteed minimum death benefit ("GMDB") (which may exceed the value of the policyholder's account) to be paid if the annuityholder dies before the annuity payout period commences. Payment of any difference between the GMDB and the related account balance is borne by GAFRI and expensed when paid. In periods of declining equity markets, the GMDB difference increases as the variable annuity account value decreases. At March 31, 2003, the aggregate GMDB values (assuming every policyholder died on that date) exceeded the market value of the underlying variable annuities by $243 million. Industry practice varies, but GAFRI does not establish GAAP reserves for this mortality risk. If a proposed accounting standard becomes effective, GAFRI would be required to record a liability for the present value of expected GMDB payments. Initial recognition of a GAAP liability (estimated to be less than 4% of the difference between the underlying market value of the variable annuities and GMDB value) would be accounted for as the cumulative effect of a change in accounting principles. Death benefits paid in excess of the variable annuity account balances were about $600,000 in the first quarter of 2003 and $1.1 million in all of 2002.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q


                                     ITEM 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      As of March 31, 2003, there were no material changes to the information provided in AFG's Form 10-K for 2002 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      ------------------------------------

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                                     PART II
                                OTHER INFORMATION

                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10 - 2003 Annual Bonus Plan.

    Exhibit 99 - Certification pursuant to section 906 of the
                 Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

        Date of Report         Item Reported
        --------------         -------------
        February 19, 2003      Press Release - Fourth quarter and full year
                               2002 results; asbestos litigation settlement.

        May 1, 2003            A. Press Releases:
                                  1. Proposal to have a majority of independent
                                     directors.
                                  2. First Quarter 2003 Earnings Release.
                               B. Written transcript, including slides, of
                                  May 1, 2003 webcast.



                    ---------------------------------------



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                      American Financial Group, Inc.




May 14, 2003                          BY: s/Fred J. Runk
                                          -----------------------------------
                                          Fred J. Runk
                                          Senior Vice President and Treasurer

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



May 14, 2003                            BY: s/Carl H. Lindner
                                            -----------------------------------
                                            Carl H. Lindner
                                            Chairman of the Board and
                                              Chief Executive Officer
                                              (principal executive officer)

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



May 14, 2003                            BY: s/Fred J. Runk
                                            -----------------------------------
                                            Fred J. Runk
                                            Senior Vice President and Treasurer
                                            (principal financial officer)