Form 10-Q/A
period 2003-03-31
AMERICAN FINANCIAL GROUP INC
filed 2003-05-22
CIK 1042046

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A


                               Amendment No. 1 to
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



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

                      AMERICAN FINANCIAL GROUP, INC. 10-Q/A

                                EXPLANATORY NOTE

The Registrant hereby amends its Quarterly Report on Form 10-Q to include the document listed as Exhibit 10 which was inadvertently omitted from Item 6 of the original filing.

                                     PART I

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

                                      American Financial Group, Inc.



May 22, 2003                          BY: s/Fred J. Runk
                                          -----------------------------------
                                          Fred J. Runk
                                          Senior Vice President and Treasurer

                     AMERICAN FINANCIAL GROUP, INC. 10-Q/A

                  SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS


I, Carl H. Lindner, certify that:

1. I have reviewed this amendment to the quarterly report on Form 10-Q of American Financial Group, Inc.;

2. Based on my knowledge, this amendment to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the quarterly report (the "Evaluation Date"); and

     c) presented in this amendment to the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amendment to the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



May 22, 2003                            BY: s/Carl H. Lindner
                                            -----------------------------------
                                            Carl H. Lindner
                                            Chairman of the Board and
                                              Chief Executive Officer
                                              (principal executive officer)

                      AMERICAN FINANCIAL GROUP, INC. 10-Q/A

I, Fred J. Runk, certify that:

1. I have reviewed this amendment to the quarterly report on Form 10-Q of American Financial Group, Inc.;

2. Based on my knowledge, this amendment to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the quarterly report (the "Evaluation Date"); and

     c) presented in this amendment to the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amendment to the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



May 22, 2003                            BY: s/Fred J. Runk
                                            -----------------------------------
                                            Fred J. Runk
                                            Senior Vice President and Treasurer
                                            (principal financial officer)