Form 10-Q
period 2003-06-30
AMERICAN FINANCIAL GROUP INC
filed 2003-08-13
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.
Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

       As of August 1, 2003, there were 69,650,289 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

FINANCIAL INFORMATION

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Thousands)
	June 30,	December 31,
	2003	2002
Assets:
Cash and short-term investments	$ 917,707	$ 871,103
Investments:
Fixed maturities - at market
(amortized cost - $11,075,809 and $11,549,710)	11,724,809	12,006,910
Other stocks - at market
(cost - $168,158 and $174,645)	312,858	300,445
Investment in investee corporations	222,136	-
Policy loans	213,737	214,852
Real estate and other investments	264,667	257,731
Total investments	12,738,207	12,779,938

Recoverables from reinsurers and prepaid
reinsurance premiums	2,873,095	2,866,780
Agents' balances and premiums receivable	563,240	708,327
Deferred acquisition costs	807,642	842,070
Other receivables	261,891	307,008
Variable annuity assets (separate accounts)	492,573	455,142
Prepaid expenses, deferred charges and other assets	317,466	425,775
Goodwill	169,331	248,683

	$19,141,152	$19,504,826

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 4,639,326	$ 5,203,831
Unearned premiums	1,587,804	1,847,924
Annuity benefits accumulated	6,778,284	6,453,881
Life, accident and health reserves	950,439	902,393
Payable to reinsurers	407,135	508,718
Long-term debt:
Holding companies	590,615	648,410
Subsidiaries	251,764	296,771
Variable annuity liabilities (separate accounts)	492,573	455,142
Accounts payable, accrued expenses and other
liabilities	1,041,422	990,884
Total liabilities	16,739,362	17,307,954

Minority interest	527,565	471,024

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 69,636,198 and 69,129,352 shares outstanding	69,636	69,129
Capital surplus	930,215	923,042
Retained earnings	448,074	409,777
Unrealized gain on marketable securities, net	426,300	323,900
Total shareholders' equity	1,874,225	1,725,848

	$19,141,152	$19,504,826

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(In Thousands, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Income:
Property and casualty insurance
premiums	$412,500	$618,935	$ 955,285	$1,222,843
Life, accident and health premiums	83,218	72,709	162,728	143,644
Investment income	187,111	212,257	389,015	432,028
Realized gains (losses) on:
Securities	17,898	(47,634)	20,137	(65,434)
Subsidiaries	7,704	-	(31,682)	-
Other income	69,626	62,403	124,163	110,725
	778,057	918,670	1,619,646	1,843,806
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	317,839	459,037	689,809	901,950
Commissions and other underwriting
expenses	123,871	166,689	280,308	336,955
Annuity benefits	80,860	71,016	155,707	146,541
Life, accident and health benefits	59,307	59,392	122,403	115,312
Annuity and life acquisition expenses	33,271	25,233	59,569	50,012
Interest charges on borrowed money	14,934	14,646	27,982	28,839
Other operating and general expenses	97,392	98,736	195,347	189,422
	727,474	894,749	1,531,125	1,769,031

Operating earnings before income taxes	50,583	23,921	88,521	74,775
Provision for income taxes	14,029	3,256	19,822	3,929

Net operating earnings	36,554	20,665	68,699	70,846

Minority interest expense, net of tax	(8,461)	(6,182)	(16,043)	(11,859)
Equity in net earnings (losses)
of investees, net of tax	2,417	(2,353)	2,974	(5,087)
Earnings before cumulative effect
of accounting change	30,510	12,130	55,630	53,900
Cumulative effect of accounting change	-	-	-	(40,360)

Net Earnings	$ 30,510	$ 12,130	$ 55,630	$ 13,540

Basic earnings per Common Share:
Before accounting change	$.44	$.18	$.80	$.79
Cumulative effect of accounting change	-	-	-	(.59)
Net earnings available to Common Shares	$.44	$.18	$.80	$.20

Diluted earnings per Common Share:
Before accounting change	$.44	$.17	$.80	$.78
Cumulative effect of accounting change	-	-	-	(.59)
Net earnings available to Common Shares	$.44	$.17	$.80	$.19

Average number of Common Shares:
Basic	69,579	68,717	69,435	68,637
Diluted	69,925	69,410	69,665	69,209

Cash dividends per Common Share	$.125	$.125	$.25	$.25

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands)

		Common Stock		Unrealized
	Common	and Capital	Retained	Gain on
	Shares	Surplus	Earnings	Securities	Total
Balance at January 1, 2003	69,129,352	$992,171	$409,777	$323,900	$1,725,848

Net earnings	-	-	55,630	-	55,630
Change in unrealized	-	-	-	102,400	102,400
Comprehensive income					158,030

Dividends on Common Stock	-	-	(17,333)	-	(17,333)
Shares issued:
Exercise of stock options	11,000	233	-	-	233
Dividend reinvestment plan	152,870	3,140	-	-	3,140
Employee stock purchase plan	24,072	510	-	-	510
Retirement plan contributions	313,334	6,219	-	-	6,219
Deferred compensation distributions	3,300	71	-	-	71
Directors fees paid in stock	2,274	48	-	-	48
Shares acquired and retired	(4)	-	-	-	-
Other	-	(2,541)	-	-	(2,541)

Balance at June 30, 2003	69,636,198	$999,851	$448,074	$426,300	$1,874,225

Balance at January 1, 2002	68,491,610	$979,566	$359,513	$159,300	$1,498,379

Net earnings	-	-	13,540	-	13,540
Change in unrealized	-	-	-	74,200	74,200
Comprehensive income					87,740

Dividends on Common Stock	-	-	(17,145)	-	(17,145)
Shares issued:
Exercise of stock options	25,037	575	-	-	575
Dividend reinvestment plan	90,548	2,276	-	-	2,276
Employee stock purchase plan	23,016	605	-	-	605
Retirement plan contributions	157,590	4,207	-	-	4,207
Directors fees paid in stock	1,872	48	-	-	48
Deferred compensation distributions	1,809	45	-	-	45
Shares acquired and retired	(785)	(11)	(9)	-	(20)
Tax effect of intercompany dividends	-	(1,600)	-	-	(1,600)
Other	-	(721)	-	-	(721)

Balance at June 30, 2002	68,790,697	$984,990	$355,899	$233,500	$1,574,389

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)
	Six months ended
	June 30,
	2003	2002
Operating Activities:
Net earnings	$ 55,630	$ 13,540
Adjustments:
Cumulative effect of accounting change	-	40,360
Equity in net (earnings) losses of investees	(2,974)	5,087
Depreciation and amortization	93,539	81,256
Annuity benefits	155,707	146,541
Realized losses on investing activities	6,783	57,683
Deferred annuity and life policy acquisition costs	(82,239)	(80,775)
Increase in reinsurance and other receivables	(246,934)	(355,306)
Decrease (increase) in other assets	36,523	(29,733)
Increase in insurance claims and reserves	369,408	375,850
Increase (decrease) in payable to reinsurers	(22,781)	109,896
Decrease in other liabilities	(18,031)	(13,541)
Increase in minority interest	5,241	1,933
Dividends from investees	432	-
Other, net	2,067	519
	352,371	353,310

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(3,549,798)	(2,484,455)
Equity securities	(24,562)	(10,562)
Subsidiary	-	(48,500)
Real estate, property and equipment	(14,088)	(29,689)
Maturities and redemptions of fixed maturity
investments	949,402	827,153
Sales of:
Fixed maturity investments	2,093,884	1,168,341
Equity securities	15,322	18,109
Subsidiaries	247,380	-
Real estate, property and equipment	7,433	10,559
Cash and short-term investments of acquired
(former) subsidiaries, net	(112,666)	4,642
Decrease in other investments	4,349	12,989
	(383,344)	(531,413)
Financing Activities:
Fixed annuity receipts	440,769	361,223
Annuity surrenders, benefits and withdrawals	(282,890)	(278,496)
Net transfers from (to) variable annuity assets	6,747	(2,855)
Additional long-term borrowings	220,715	59,000
Reductions of long-term debt	(328,180)	(46,434)
Issuances of trust preferred securities	33,943	-
Issuances of Common Stock	666	1,069
Cash dividends paid	(14,193)	(14,908)
	77,577	78,599

Net Increase (Decrease) in Cash and Short-term Investments	46,604	(99,504)

Cash and short-term investments at beginning
of period	871,103	544,173

Cash and short-term investments at end of period	$ 917,707	$ 444,669

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Certain reclassifications have been made to prior periods to conform to the current period's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims; and (e) the current state of the law and coverage litigation. Establishing reserves for asbestos and environmental claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage.

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

         Variable Annuity Assets and Liabilities  Separate accounts related to variable annuities represent deposits invested in underlying investment funds on which Great American Financial Resources, Inc. ("GAFRI"), an 82%-owned subsidiary, earns a fee. Investment funds are selected and may be changed only by the policyholder, who retains all investment risk.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  Recently issued accounting standards will require AFG's trust-issued preferred securities to be classified as liabilities beginning in the third quarter of 2003; distributions on these securities will be shown as interest expense.

  Income Taxes  AFC files consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. Because holders of AFC Preferred Stock hold in excess of 20% of AFC's voting rights, AFG (parent) and its direct subsidiary, AFC Holding Company ("AFC Holding" or "AFCH"), are not eligible to file consolidated returns with AFC, and therefore, file separately. See Note J for discussion of proposed merger of AFG, AFC and AFC Holding.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  The following table illustrates the effect on net earnings (in thousands) and earnings per share had compensation cost been recognized and determined based on "fair values" at grant dates consistent with the method prescribed by SFAS No. 123. For SFAS No. 123 purposes, the "fair value" of $5.60 per option granted in 2003 and $8.52 in 2002 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 2%; expected volatility of 30%; risk-free interest rate of 3.6% for 2003 and 4.9% for 2002; and expected option life of 7.4 years. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value".

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Net earnings, as reported	$30,510	$12,130	55,630	$13,540
Pro forma stock option expense,
net of tax	(1,605)	(1,536)	(3,125)	(2,246)

Adjusted net earnings	$28,905	$10,594	$52,505	$11,294

Earnings per share (as reported):
Basic	$0.44	$0.18	$0.80	$0.20
Diluted	$0.44	$0.17	$0.80	$0.19

Earnings per share (adjusted):
Basic	$0.42	$0.15	$0.76	$0.16
Diluted	$0.42	$0.15	$0.76	$0.16

  Benefit Plans  AFG provides retirement benefits to qualified employees of participating companies through the AFG Retirement and Savings Plan, a defined contribution plan. AFG makes all contributions to the retirement fund portion of the plan and matches a percentage of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions have been invested primarily in securities of AFG and affiliates. Employees may direct the investment of a portion of their vested retirement fund account balances (increasing from 62.5% in July 2003 to 100% in April 2004) from securities of AFG and its affiliates to independently managed investment funds. As of June 30, 2003, the Plan owned 11% of AFG's outstanding Common Stock. Company contributions are expensed in the year for which they are declared.

  AFG and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFG also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period employees earn such benefits.

  Derivatives  Derivatives included in AFG's Balance Sheet consist primarily of investments in common stock warrants (valued at $7.8 million at June 30, 2003; included in other stocks), the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: second quarter of 2003 and 2002 - 346,000 shares and 693,000 shares; six months of 2003 and 2002 - 230,000 shares and 572,000 shares, respectively.

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

  Acquisitions and Sales of Subsidiaries

  Fidelity Excess and Surplus Insurance Company  In June 2003, AFG sold Fidelity Excess and Surplus Insurance Company, an inactive subsidiary, for $28.9 million, realizing a pretax gain of $4.3 million. AFG retained all liability for Fidelity's business related to the period AFG owned the company.

  Direct automobile insurance business  In April 2003, AFG sold two of its subsidiaries that market automobile insurance directly to customers for $32.2 million, realizing a pretax gain of $3.4 million on the sale. The transaction included the transfer of Great American Insurance's right to renew certain of its personal automobile insurance business written on a direct basis in selected markets. Premiums generated by the businesses sold were approximately $79 million in 2002.

  Infinity Property and Casualty Corporation  On December 31, 2002, AFG transferred to Infinity Property and Casualty Corporation ("Infinity", a newly formed subsidiary) the following subsidiaries involved primarily in the issuance of nonstandard auto policies: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company. Effective January 1, 2003, Great American Insurance Company, an AFG subsidiary, transferred to Infinity its personal insurance business written through independent agents. In February 2003, AFG sold 61% of Infinity in a public offering for net proceeds of $186.3 million, realizing a pretax loss of $39.4 million on the sale. In addition, AFG realized a $5.5 million tax benefit related to its basis in Infinity stock. The businesses transferred generated aggregate net written premiums of approximately $690 million in 2002.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Segments of Operations   AFG's property and casualty group writes primarily specialized commercial products for businesses through a highly diversified group of specialty business units. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, fidelity and surety bonds, collateral protection, and umbrella and excess coverages. In February 2003, AFG sold a substantial portion of its Personal segment; see Note B - "Acquisitions and Sales of Subsidiaries". The Personal group wrote nonstandard and preferred/standard private passenger auto and other personal insurance coverage. AFG's annuity, life and health business markets primarily retirement products as well as life and supplemental health insurance.

The following table (in thousands) shows AFG's revenues and operating profit (loss) by significant business segment. Operating profit (loss) represents total revenues less operating expenses.

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenues (a)
Property and casualty insurance:
Premiums earned:
Specialty	$391,458	$370,286	$ 819,306	$ 726,701
Personal	21,043	248,617	135,981	495,820
Other lines	(1)	32	(2)	322
	412,500	618,935	955,285	1,222,843
Investment and other income	131,897	75,678	251,947	175,937
	544,397	694,613	1,207,232	1,398,780
Annuities, life and health (b)	228,603	207,620	449,549	425,042
Other (d)	5,057	16,437	(37,135)	19,984
	$778,057	$918,670	$1,619,646	$1,843,806

Operating Profit (Loss)
Property and casualty insurance:
Underwriting:
Specialty	$ 17,173	$ 7,377	$ 26,694	$ 12,671
Personal	(1,432)	(2,654)	3,780	(7,893)
Other lines (c)	(44,951)	(11,514)	(45,306)	(20,840)
	(29,210)	(6,791)	(14,832)	(16,062)
Investment and other income	83,396	32,923	154,686	96,174
	54,186	26,132	139,854	80,112
Annuities, life and health	13,241	11,108	28,804	33,089
Other (d)	(16,844)	(13,319)	(80,137)	(38,426)
	$ 50,583	$ 23,921	$ 88,521	$ 74,775

(a) Revenues include sales of products and services as well as other income earned by the respective segments.
(b) Investment income comprises approximately three-fifths of these revenues.
(c) Represents development of lines in "run-off" and includes a 2003 second quarter pretax charge of $43.8 million for an arbitration decision relating to a 1995 property claim from a discontinued business; AFG has ceased underwriting new business in these operations.
(d) Other revenues for the six months ended June 30, 2003, includes the loss on the public offering of Infinity. Operation profit (loss) includes holding company expenses.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Investment in Investees Investment in investee corporations reflects AFG's ownership of 7.9 million shares (38%) of Infinity common stock and a $55 million 8.5% note receivable from Infinity which was repaid in July 2003. The market value of the investment in Infinity stock was $185 million at June 30, 2003, and $203 million at August 1, 2003. Prior to AFG's sale of 12.5 million shares of Infinity in February 2003, AFG beneficially owned 100% of Infinity (see Note B). Infinity is a national provider of personal automobile insurance with an emphasis on the nonstandard market.

  Summarized financial information for Infinity is shown below for the six months ended June 30, 2003 (in millions).

Earned premiums	$331.4
Total revenues	361.3
Net earnings	23.8

  Equity in net earnings (losses) of investees for the first six months of 2002 represents AFG's share of the losses from two start-up manufacturing businesses that were formerly subsidiaries. One of these businesses was sold in the fourth quarter of 2002; equity in the net loss of the remaining business was $707,000 for the second quarter and $1.6 million for the first six months of 2003.

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

  Substantially all of the $79.4 million decrease in goodwill during the first six months of 2003 related to the sale of subsidiaries in AFG's Personal segment.

  Included in deferred acquisition costs in AFG's Balance Sheet are $66.2 million and $66.8 million at June 30, 2003, and December 31, 2002, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and life business. The PVFP amounts are net of $61.6 million and $57.3 million of accumulated amortization. Amortization of the PVFP was $2.1 million in the second quarter and $4.3 million in the first six months of 2003 and $1.9 million in the second quarter and $3.6 million in the first six months of 2002. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 13% of the balance at the beginning of each respective year.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Long-Term Debt  The carrying value of long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002
Holding Companies:
AFG 7-1/8% Senior Debentures due April 2009	$301,400	$301,298
AFG 7-1/8% Senior Debentures due December 2007	79,600	79,600
AFG Senior Convertible Notes due June 2033	189,857	-
AFC notes payable under bank line	-	248,000
APU 10-7/8% Subordinated Notes due May 2011	11,465	11,498
Other	8,293	8,014

	$590,615	$648,410
Subsidiaries:
GAFRI 6-7/8% Senior Notes due June 2008	$100,000	$100,000
GAFRI notes payable under bank line	112,600	148,600
Notes payable secured by real estate	27,343	35,610
Other	11,821	12,561

	$251,764	$296,771

  At June 30, 2003, scheduled principal payments on debt for the balance of 2003 and the subsequent five years were as follows (in millions):

	Holding
	Companies	Subsidiaries	Total
2003	$ -	$ 1.0	$ 1.0
2004	-	114.6	114.6
2005	-	11.2	11.2
2006	-	19.4	19.4
2007	85.0	.1	85.1
2008	-	100.1	100.1

  In June 2003, AFG issued Senior Convertible Notes due in 2033 at an issue price of 37.153% of the principal amount due at maturity. AFG received $189.9 million before issue costs of $4.5 million. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which, interest at 4% annually will be accrued and added to the carrying value of the Notes. In addition, contingent cash interest will be paid if the average market price of a Note for an applicable five-day trading period equals 120% or more of the accreted value. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at prices ranging from $371.53 per Note to $1,000 per Note at maturity. Holders may require AFG to purchase all or a portion of their Notes on five year anniversaries beginning in 2008, at the accreted value. Generally, holders may convert each Note into 11.5016 shares of AFG Common Stock (i) during any quarter after September 30, 2003, if the average market price of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value, (ii) if the credit rating of the Notes is significantly lowered, or (iii) if AFG calls the notes for redemption.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  AFC may borrow up to $280 million under its credit agreement. The line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a three-year revolving facility for the remaining two-thirds. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. In addition, GAFRI has an unsecured credit agreement under which it can borrow up to $155 million at floating rates based on prime or Eurodollar rates through December 2004.

  Minority Interest  Minority interest in AFG's balance sheet is comprised of the following (in thousands):

	June 30,	December 31,
	2003	2002
Interest of noncontrolling shareholders
in subsidiaries' common stock	$178,748	$157,207
Preferred securities issued by
subsidiary trusts	276,663	241,663
AFC preferred stock	72,154	72,154
	$527,565	$471,024

  Preferred Securities  See Minority Interest in Note A - "Accounting Policies." Wholly-owned subsidiary trusts of AFG and GAFRI have issued preferred securities and, in turn, purchased a like amount of subordinated debt which provides interest and principal payments to fund the respective trusts' obligations. The preferred securities must be redeemed upon maturity or redemption of the subordinated debt. AFG and GAFRI effectively provide unconditional guarantees of their respective trusts' obligations.

  The preferred securities consisted of the following (in thousands):

Date of		Amount Outstanding	Optional
Issuance	Issue (Maturity Date)	6/30/03 12/31/02	Redemption Dates
October 1996	AFCH 9-1/8% TOPrS (2026)	$98,750 $98,750	Currently redeemable
November 1996	GAFRI 9-1/4% TOPrS (2026)	72,913 72,913	Currently redeemable
March 1997	GAFRI 8-7/8% Pfd (2027)	70,000 70,000	On or after 3/1/2007
May 2003	GAFRI 7.35% Pfd (2033)	20,000 -	On or after 5/15/2008
May 2003	Variable Rate Pfd (2033)	15,000 -	On or after 5/23/2008

  In May 2003, GAFRI issued $20 million liquidation value of trust preferred securities for proceeds of $20 million before issue costs of approximately $600,000. Until May 2008, these securities pay interest quarterly at an annual rate of 7.35%, after which the interest rate will reset quarterly to an annual rate of LIBOR plus 4.1%.

  In May 2003, a subsidiary of Great American Insurance issued $15 million liquidation value of variable rate trust preferred securities for proceeds of $15 million before issue costs of $456,000. These securities pay interest quarterly at an annual rate of LIBOR plus 4.2%.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Minority Interest Expense  Minority interest expense is comprised of (in thousands):

	Six months ended
	June 30,
	2003	2002
Interest of noncontrolling shareholders
in earnings of subsidiaries	$ 5,898	$ 1,832
Accrued distributions by subsidiaries
on preferred securities:
Trust issued securities, net of tax	7,259	7,141
AFC preferred stock	2,886	2,886
	$16,043	$11,859

  Shareholders' Equity  At June 30, 2003, the shares of AFG Common Stock outstanding included 1,361,711 shares held by American Premier for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of its predecessor, The Penn Central Corporation. Shares being held for distribution are not eligible to vote but otherwise are accounted for as issued and outstanding. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value. See Note J - "Subsequent Event."

  The Senior Convertible Notes issued in June 2003 could be converted under certain conditions into 5.9 million shares of AFG Common Stock. See Note F - "Long-Term Debt."

  Stock Options  At June 30, 2003, there were 9.7 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, options for 7.8 million shares were outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options generally expire ten years after the date of grant.

  Commitments and Contingencies  There have been no significant changes to the matters discussed and referred to in Note K "Commitments and Contingencies" of AFG's Annual Report on Form 10-K for 2002.
  Subsequent Event In July 2003, AFG entered into a merger agreement with its subsidiary, AFC. This transaction is subject to approval by Series J preferred shareholders and certain other conditions. If approved, AFC Series J preferred shareholders will receive $25.00 (plus an amount equal to accrued dividends) in AFG Common Stock in exchange for each share of Series J preferred stock. In addition, the merger will eliminate approximately $170 million in deferred tax liabilities associated with AFC's holding of AFG stock. These changes are expected to result in a 12% to 15% increase in shareholders' equity. AFG hopes to complete the merger in the third quarter of 2003.

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
    regulatory actions;
    changes in legal environment;
    tax law changes;
    levels of natural catastrophes, terrorist events, incidents of war and other major losses;
    the ultimate amount of liabilities associated with certain asbestos and environmental-related claims;
    the unpredictability of possible future litigation if certain settlements do not become effective;
    adequacy of insurance reserves;
    trends in mortality and morbidity;
    availability of reinsurance and ability of reinsurers to pay their obligations;
    competitive pressures, including the ability to obtain rate increases; and
    changes in debt and claims paying ratings.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio (at the parent holding company level) was approximately 22% at June 30, 2003, and 25% at December 31, 2002.

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.35 for the six months ended June 30, 2003, and 1.37 for the entire year of 2002. Excluding annuity benefits, this ratio was 2.42 for both periods. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

AFC may borrow up to $280 million under a bank credit line. The line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a three-year revolving facility for the remaining two-thirds. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. This credit agreement provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. About half of the net proceeds from the issuance of Senior Convertible Notes in June were used to repay borrowings under AFC's bank line. At June 30, 2003, there were no borrowings under the line. Also in June, AFG filed a shelf registration statement, which upon becoming effective, will allow AFG the flexibility to issue up to $600 million in additional equity or debt securities as market and other conditions permit.

Investments  AFG's investment portfolio at June 30, 2003, contained $11.7 billion in "Fixed maturities" and $312.9 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At June 30, 2003, AFG had pretax net unrealized gains of $649.0 million on fixed maturities and $144.7 million on other stocks. The increase in the general level of interest rates during July caused the fixed maturity amount to decline by approximately two-thirds.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Approximately 94% of the fixed maturities held by AFG at June 30, 2003, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Individual portfolio securities are sold creating gains or losses as market opportunities exist. Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

Summarized information for the unrealized gains and losses recorded in AFG's balance sheet at June 30, 2003, is shown in the following table (dollars in millions). Approximately $144 million of "Fixed maturities" and $20 million of "Other stocks" had no unrealized gains or losses at June 30, 2003.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Fixed Maturities
Market value of securities	$10,562	$1,019
Amortized cost of securities	$ 9,868	$1,064
Gross unrealized gain (loss)	$ 694	($ 45)
Market value as % of amortized cost	107%	96%
Number of security positions	1,822	183
Number individually exceeding
$2 million gain or loss	38	3
Concentration of gains (losses) by
type or industry (exceeding 5% of
unrealized):
Mortgage-backed securities	$ 134.8	($ 3.4)
Electric services	61.3	(1.4)
Banks and savings institutions	51.1	(.2)
U.S. government and government agencies	44.2	(1.1)
State and municipal	40.8	(3.9)
Asset-backed securities	22.2	(6.8)
Air transportation (generally collateralized)	4.8	(14.3)
Percentage rated investment grade	95%	79%

Other Stocks
Market value of securities	$ 269	$ 24
Cost of securities	$ 123	$ 25
Gross unrealized gain (loss)	$ 146	($ 1)
Market value as % of cost	219%	96%
Number individually exceeding
$2 million gain or loss	16	1

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

AFG's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $115 million of the $146 million in unrealized gains on other stocks at June 30, 2003.

The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2003, based on their market values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	3%	1%
After one year through five years	22	41
After five years through ten years	30	30
After ten years	10	11
	65	83
Mortgage-backed securities	35	17
	100%	100%

AFG realized aggregate losses of $4 million during the first six months of 2003 on $36.1 million in sales of fixed maturity securities (7 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2002. Market values of five of the issues increased an aggregate of $4.7 million from December 31 to date of sale. The market value of the remaining two securities decreased $316,000 from December 31 to the sale date.

Although AFG had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio.

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at June 30, 2003

Securities with unrealized gains:
Exceeding $500,000 (475 issues)	$ 6,264	$517	109.0%
Less than $500,000 (1,347 issues)	4,298	177	104.3
	$10,562	$694	107.0%

Securities with unrealized losses:
Exceeding $500,000 (24 issues)	$ 253	($ 30)	89.4%
Less than $500,000 (159 issues)	766	(15)	98.1
	$ 1,019	($ 45)	95.8%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at June 30, 2003

Investment grade with losses for:
Less than 6 months (37 issues)	$551	($ 5)	99.1%
7 to 12 months (59 issues)	207	(5)	97.6
Greater than 12 months (15 issues)	51	(8)	86.4
	$809	($18)	97.8%

Non-investment grade with losses for:
Less than 6 months (13 issues)	$ 25	($ 2)	92.6%
7 to 12 months (17 issues)	27	(3)	90.0
Greater than 12 months (42 issues)	158	(22)	87.7
	$210	($27)	88.6%

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

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles. Many of the line items in the Statement of Earnings are not comparable due to the sale of Infinity in mid-February 2003. Operating earnings before income taxes increased $26.7 million in the second quarter of 2003 compared to the same period in 2002 due primarily to a $73.2 million improvement in realized gains which more than offset a $43.8 million charge for an arbitration decision relating to a 1995 property claim. Property and casualty underwriting results improved $21.4 million (excluding the arbitration charge) in the second quarter of 2003 and AFG's annuity operations recorded a $12.5 million charge related to the narrowing of spreads on fixed annuities.

Six-month pretax operating earnings improved $13.7 million compared to 2002 reflecting a $53.9 million increase in realized gains and $45.0 million increase in property and casualty underwriting results (excluding the arbitration charge) which more than offset the second quarter arbitration charge, a $43.0 million decrease in investment income due primarily to the sale of Infinity and lower yields on fixed maturity securities, and the second quarter charge in the annuity operations.

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

Performance measures such as segment underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company's performance. See Note C - "Segments of Operations" for the detail of AFG's operating profit by significant business segment.

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

Premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Gross Written Premiums (GAAP)
Specialty	$806.4	$648.5	$1,483.2	$1,211.3
Personal (a)	57.7	328.4	238.8	675.9
Other lines	-	-	-	.3
	$864.1	$976.9	$1,722.0	$1,887.5

Net Written Premiums (GAAP)
Specialty	$450.4	$393.8	$ 889.2	$ 780.5
Personal (a)	18.4	244.9	136.3	501.3
Other lines	-	-	-	.3
	$468.8	$638.7	$1,025.5	$1,282.1

Combined Ratios (GAAP)
Specialty	95.7%	98.0%	96.8%	98.3%
Personal	106.8	101.1	97.2	101.6
Aggregate (including
discontinued lines)(b)	107.1	101.1	101.5	101.4

    (a)  Includes the operations of Infinity through the sale date in mid-February 2003 and the direct auto business through its sale at the end of April 2003. In 2003, gross written premiums includes personal lines business written by Great American Insurance and ceded to Infinity.

(b) Includes 10.6 points and 4.6 points for the second quarter and six months of 2003, respectively, for the effect of an arbitration decision relating to a claim arising from a discontinued business.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Specialty  The Specialty group's gross written premiums increased 24% for the second quarter and 22% for the first six months of 2003 over the comparable 2002 periods, reflecting the impact of continuing rate increases in most of its businesses. Specialty rate increases averaged approximately 25% during the first six months of 2003 and should be about 20% for the remainder of 2003. Net written premiums increased 14% for the second quarter and first six months over the comparable 2002 periods. Strong growth in gross written premiums was offset primarily by the impact of a reinsurance agreement put into place in the fourth quarter of 2002.

The Specialty group reported an underwriting profit of $17.2 million for the 2003 second quarter with a combined ratio of 95.7% and $26.7 million for the first six months with a combined ratio of 96.8%, improvements of 2.3 and 1.5 points, respectively, over the comparable 2002 periods.

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

Arbitration Settlement  The property and casualty group's overall results include a $43.8 million pretax charge in the second quarter of 2003 for the effect of an arbitration decision resulting from its share of a 1995 property fire and business interruption claim.

Investment Income  The decrease in investment income for the second quarter and six months of 2003 compared to the 2002 periods reflects lower average investment balances (due to the mid-February sale of Infinity) as well as lower average yields on fixed maturity investments.

Realized Gains  Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

Gains (Losses) on Securities  Realized gains (losses) on securities include provisions for other than temporary impairment of securities still held as follows: second quarter of 2003 and 2002 - $15.7 million and $70.1 million; six months of 2003 and 2002 - $50.6 million and $88.4 million, respectively. Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace. Impairment charges in 2003 reflect primarily the downturn in the airline industry and writedowns of certain asset-backed securities. Impairment charges in the first six months of 2002 are primarily related to investments in the telecommunications industry and asset-backed security writedowns.

Realized losses on securities include gains of $701,000 in the second quarter of 2003 and net losses of $3.8 million in the first six months of 2003 compared to gains of $3.7 million (second quarter) and $660,000 (six months) in the 2002 periods to adjust the carrying value of AFG's investment in warrants to market value.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Gains (Losses) on Sales of Subsidiaries  During the first six months of 2003, AFG recognized (i) a $4.3 million pretax gain on the sale of an inactive insurance subsidiary in June, (ii) a $3.4 million pretax gain on the sale in April of two subsidiaries that marketed automobile insurance directly to customers and (iii) a $39.4 million pretax loss on the public offering of 12.5 million shares of Infinity in February.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Earnings as shown below (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Other income	$26.4	$29.6	$42.4	$44.9
Other operating and general expenses	18.7	17.7	34.8	32.2
Interest charges on borrowed money	.7	.7	1.3	1.3
Minority interest expense, net	.2	.4	.2	.4

Other income includes net pretax gains on the sale of real estate assets of $4.7 million in the second quarter and the first six months of 2003 compared to $7.5 million and $7.6 million for the 2002 periods.

Other Income  Other income increased $7.2 million (12%) for the second quarter and $13.4 million (12%) for the first six months of 2003 compared to 2002 due primarily to increased revenues earned by the Specialty group's growing warranty business and higher fee income in certain other specialty insurance operations, partially offset by lower income from the sale of real estate.

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. Annuity benefits in the second quarter and first six months of 2003 increased compared to the 2002 periods primarily due to a charge recorded in the second quarter of 2003 related to the negative effect of lower interest rates on GAFRI's fixed annuity operations.

The majority of GAFRI's fixed annuity products permit GAFRI to change the crediting rate at any time subject to minimum interest rate guarantees (as determined by applicable law). Approximately 45% of the annuity benefits accumulated relate to policies that have a minimum guarantee of 3%; the balance have a guarantee of 4%. Virtually all new sales of GAFRI's fixed annuities offer a minimum interest rate of 3%. GAFRI has begun to seek regulatory approvals to modify products to be issued in the future to include a 1.5% minimum crediting rate. Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in spread compression which could continue at least through the remainder of 2003.

On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues an additional liability to provide for expected deaths and annuitizations. Changes in crediting rates, actual surrender, death

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

and annuitization experience or modifications in actuarial assumptions can affect this accrual. Significant changes in projected investment yields could result in charges (or credits) to earnings in the period such projections are modified.

Annuity and Life Acquisition Expenses  Annuity and life acquisition expenses include amortization of annuity and life, accident and health deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and life acquisition expenses also include amortization of the present value of future profits of businesses acquired.

The increase in annuity and life acquisition expenses in the second quarter and first six months of 2003 compared to 2002 reflects a $6 million write-off of GAFRI's fixed annuity DPAC balance in the second quarter of 2003 as well as amortization costs associated with GAFRI's purchase of MNL in June 2002.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to further write-offs of DPAC in the future. However, absent significant deterioration in those factors, GAFRI does not anticipate any additional material write-offs in the foreseeable future.

Interest on Borrowed Money  Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFG has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

Other Operating and General Expenses  Other operating and general expenses decreased slightly for the second quarter of 2003 and increased $5.9 million (3%) for the six months compared to 2002 as higher expenses in the Specialty group's growing warranty business were more than offset in the quarter and partially offset in the six months by the absence of expenses from Infinity (following its sale in mid-February).

Income Taxes  The 2003 provision for income taxes reflects $5.5 million in first quarter tax benefits related to AFG's basis in Infinity stock. The 2002 provision for income taxes includes a $16 million first quarter tax benefit for the reduction of previously accrued amounts due to the resolution of certain tax matters.

Investee Corporations

Infinity Property and Casualty Corporation  Following AFG's sale of 61% of Infinity in the mid-February offering, AFG's proportionate share of Infinity's earnings is included in equity in net earnings (losses) of investees. In 2003, Infinity reported net earnings for the second quarter of $12.3 million and $23.8 million for the first six months, including $17.7 million subsequent to the offering.

Start-up Manufacturing Businesses  Equity in earnings (losses) of investees also includes losses of two start-up manufacturing businesses (see Note D). Equity in net earnings (losses) of investees includes $707,000 in the second quarter and $1.6 million in the first six months of 2003 compared to $914,000 in the second quarter and $1.8 million for the first six months of 2002 in losses of one of these businesses. Investee losses in 2002 include $1.4 million in the second quarter and $3.3 million in the first six months in losses of the other manufacturing business, which sold substantially all of its assets in December 2002.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Cumulative Effect of Accounting Change  Effective January 1, 2002, AFG implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized, but is subject to an impairment test at least annually. The initial impairment testing resulted in a first quarter 2002 charge of $40.4 million (net of minority interest and taxes) for the cumulative effect of a change in accounting principle.

Recent Accounting Standards

Interpretation No. 46  In January 2003, the Financial Accounting Standards Board issued Interpretation No.46, Consolidation of Variable Interest Entities ("FIN 46"). This interpretation will require companies to consolidate entities without sufficient equity based on ownership of expected gains and losses. FIN 46 is effective immediately to variable interest entities acquired after January 31, 2003. For entities acquired before that date, the guidance becomes effective for periods beginning after June 15, 2003.

AFG is currently assessing the application of FIN 46 as it relates to its investments in two collateralized debt obligations ("CDOs"), for which AFG also acts as investment manager. Under the CDOs, securities were issued in various senior and subordinate classes and the proceeds were invested primarily in bank loans, and to a lesser extent, high yield bonds, all of which serve as collateral for the securities issued by the CDOs. None of the collateral was purchased from AFG. The market value of the collateral at June 30, 2003, was approximately $835 million.

AFG's investments in the two CDOs are subordinate to the senior classes (approximately 92% of the total securities) issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, AFG's class would bear losses first. Holders of the CDO debt securities have no recourse against AFG for the liabilities of the CDOs; accordingly, AFG's exposure to loss on these investments is limited to its investment. AFG's investments in the CDOs are carried at estimated market value of $10.5 million at June 30, 2003, and are included in fixed maturities in AFG's balance sheet.

SFAS No. 150  SFAS No. 150, which was issued in the second quarter of 2003 and is effective for quarters beginning after June 15, 2003, establishes new standards for the classification of certain financial instruments with characteristics of both liabilities and equity. Under SFAS No. 150, AFG will reclassify its trust-issued preferred securities from minority interest to a separate line item included in liabilities. In addition, future distributions on these securities will be recorded as interest expense rather than minority interest expense. Implementation of this standard will have no effect on AFG's shareholders' equity or net earnings.

SOP 03-1  Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and Separate Accounts," was issued in July 2003 and is effective for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. When adopted, SOP 03-1 will be accounted for as a cumulative effect of a change in accounting principle. If adopted in 2003, the adjustment would be recorded as of

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

January 1, 2003, with restatement of previously reported 2003 results. SOP 03-1 provides additional accounting and reporting guidance for variable and fixed annuities.

GAFRI's variable annuity contracts contain a guaranteed minimum death benefit ("GMDB") (which may exceed the value of the policyholder's account) to be paid if the annuityholder dies before the annuity payout period commences. Liabilities for any difference between the GMDB and the related account balance is borne by GAFRI and expensed when paid. In periods of declining equity markets, the GMDB difference increases as the variable annuity account value decreases. At June 30, 2003, the aggregate GMDB values (assuming every policyholder died on that date) exceeded the market value of the underlying variable annuities by $193 million. Industry practice varies, but GAFRI does not establish GAAP reserves for this mortality risk. Under SOP 03-1, GAFRI would be required to record a liability for the present value of expected GMDB payments. Initial recognition of a GAAP liability is estimated to be less than $5 million at June 30, 2003. Death benefits paid in excess of the variable annuity account balances were about $1.0 million in the first six months of 2003 and $1.1 million in all of 2002.

The impact of SOP 03-1 on accounting for GAFRI's fixed annuities has not yet been determined.

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of June 30, 2003, there were no material changes to the information provided in AFG's Form 10-K for 2002 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

Controls and Procedures

AFG's chief executive officer and chief financial officer, with assistance from management, have evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in AFG's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 1

Legal Proceedings

Please refer to Item 3 "Legal Proceedings" of the AFG 2002 Form 10-K. In February 2003, Great American Insurance Company entered into an agreement for the settlement of litigation brought by certain parties referred to as A.P. Green. The initial settlement agreement was submitted for approval of the Bankruptcy Court supervising the A.P. Green reorganization shortly after its execution. Certain parties objected to the settlement agreement and the Company, the objecting parties and A.P. Green agreed to revise it; there was no change in the financial terms and conditions of the settlement agreement. All parties have now agreed to settlement terms and conditions and the revised settlement agreement has been submitted, with no objections from any party, for Bankruptcy Court approval which is expected shortly. The revised settlement agreement is conditioned upon Bankruptcy Court approval and subsequent confirmation of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies. No assurance can be made that all conditions will be met; no payments are required until completion of the process. If the conditions are not met, the outcome of this litigation will again be subject to the complexities and uncertainties associated with a Chapter 11 proceeding and asbestos coverage litigation.

ITEM 2

Change in Securities and Use of Proceeds

In June, 2003, AFG completed a private offering of Senior Convertible Notes due 2033, in a private placement to qualified institutional buyers in reliance on Rule 144A promulgated under the Securities Act of 1933. AFG received 37.153% per $1,000 principal amount due at maturity or aggregate proceeds of $189.9 million, before issue costs (including underwriting commissions) of approximately $4.5 million. The Notes accrue interest at an effective yield of 4% per year. The issuance of these securities to Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC and Credit Suisse First Boston LLC, the initial purchasers, was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. The Notes are guaranteed by AFC, are unsecured and rank pari passu to AFG's senior indebtedness. Holders of the Notes may convert each $1,000 principal amount of their Notes into 11.5016 shares of AFG Common Stock, subject to adjustment, upon the occurrence of certain events. Note holders may require AFG to purchase, for cash, all or a portion of their Notes on June 2, 2008, 2013, 2018, 2023 and 2028 at specified amounts. AFG may redeem all or a portion of the Notes, at specified prices, for cash at any time on or after June 1, 2008.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 4

Submission of Matters to a Vote of Security Holders

AFG's Annual Meeting of Shareholders was held on June 6, 2003; there were two matters voted upon: (Item 1) election of nine directors, and (Item 2) shareholder proposal to expense stock options.

The votes cast for, against, withheld and the number of abstentions and broker non-votes as to each matter voted on at the 2003 Annual Meeting is set forth below:
					Broker
Name	For	Against	Withheld	Abstain	Non-Votes

Item 1
Theodore H. Emmerich	60,838,666	N/A	1,615,996	N/A	N/A
James E. Evans	54,095,707	N/A	8,358,955	N/A	N/A
Terry S. Jacobs	62,064,301	N/A	390,361	N/A	N/A
Carl H. Lindner	53,973,181	N/A	8,481,481	N/A	N/A
Carl H. Lindner III	55,105,501	N/A	7,349,161	N/A	N/A
S. Craig Lindner	54,421,184	N/A	8,033,478	N/A	N/A
William R. Martin	60,863,467	N/A	1,591,195	N/A	N/A
William A. Shutzer	62,058,980	N/A	395,682	N/A	N/A
William W. Verity	61,838,629	N/A	616,033	N/A	N/A

Item 2	12,132,998	46,441,348	N/A	455,358	3,424,958

N/A - Not Applicable

ITEM 6

Exhibits and Reports on Form 8-K

(a) Exhibit 12    - Computation of ratios of earnings to fixed charges.

    Exhibit 31(a) - Certification of the Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

    Exhibit 31(b) - Certification of the Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

    Exhibit 32    - Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to section 906 of the Sarbanes-
                    Oxley Act of 2002.

(b) Reports on Form 8-K:

Date of Report	Item Reported

May 1, 2003	A. Press Releases:
1. Proposal to have a majority of independent directors.
2. First Quarter 2003 Earnings Release.
B. Written transcript, including slides, of May 1, 2003, webcast.

May 27, 2003	Press Release regarding effect of a recent arbitration decision.

July 7, 2003	Press Release regarding AFC/AFG Merger Agreement.

July 31, 2003	Second Quarter 2003 Earnings Release.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.
American Financial Group, Inc.

August 11, 2003	BY: s/Fred J. Runk
Fred J. Runk
Senior Vice President and Treasurer