Form 10-Q
period 2003-09-30
AMERICAN FINANCIAL GROUP INC
filed 2003-11-12
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.
Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

       As of November 1, 2003, there were 69,700,572 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

FINANCIAL INFORMATION

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Thousands)
	September 30,	December 31,
	2003	2002
Assets:
Cash and short-term investments	$ 801,668	$ 871,103
Investments:
Fixed maturities - at market
(amortized cost - $11,717,287 and $11,549,710)	12,209,187	12,006,910
Other stocks - at market
(cost - $245,279 and $174,645)	402,779	300,445
Investment in investee corporations	169,996	-
Policy loans	215,349	214,852
Real estate and other investments	264,649	257,731
Total investments	13,261,960	12,779,938

Recoverables from reinsurers and prepaid
reinsurance premiums	3,003,316	2,866,780
Agents' balances and premiums receivable	571,680	708,327
Deferred acquisition costs	850,906	842,070
Other receivables	383,698	307,008
Variable annuity assets (separate accounts)	509,036	455,142
Prepaid expenses, deferred charges and other assets	312,368	425,775
Goodwill	169,331	248,683

	$19,863,963	$19,504,826

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 4,793,333	$ 5,203,831
Unearned premiums	1,670,324	1,847,924
Annuity benefits accumulated	6,866,953	6,453,881
Life, accident and health reserves	964,925	902,393
Payable to reinsurers	404,760	508,718
Long-term debt:
Holding companies	586,171	648,410
Subsidiaries	229,277	296,771
Variable annuity liabilities (separate accounts)	509,036	455,142
Amounts due brokers for securities purchased	505,192	23,616
Accounts payable, accrued expenses and other
liabilities	999,009	967,268
Total liabilities	17,528,980	17,307,954

Minority interest	498,778	471,024

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 69,688,005 and 69,129,352 shares outstanding	69,688	69,129
Capital surplus	931,049	923,042
Retained earnings	480,968	409,777
Unrealized gain on marketable securities, net	354,500	323,900
Total shareholders' equity	1,836,205	1,725,848

	$19,863,963	$19,504,826

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(In Thousands, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Income:
Property and casualty insurance
premiums	$478,009	$605,012	$1,433,294	$1,827,855
Life, accident and health premiums	83,887	80,972	246,615	224,616
Investment income	189,866	215,607	578,881	647,635
Realized gains (losses) on:
Securities	21,792	(23,096)	41,929	(88,530)
Subsidiaries	-	(10,769)	(31,682)	(10,769)
Other investments	-	9,253	-	9,253
Other income	75,865	66,450	200,028	177,175
	849,419	943,429	2,469,065	2,787,235
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	325,014	443,625	1,014,823	1,345,575
Commissions and other underwriting
expenses	132,850	158,848	413,158	495,803
Annuity benefits	71,523	68,685	227,230	215,226
Life, accident and health benefits	62,964	69,579	185,367	184,891
Annuity and life acquisition expenses	27,457	31,112	87,026	81,124
Interest charges on borrowed money	14,613	15,647	42,595	44,486
Other operating and general expenses	142,667	104,530	338,014	293,952
	777,088	892,026	2,308,213	2,661,057

Operating earnings before income taxes	72,331	51,403	160,852	126,178
Provision for income taxes	22,546	15,447	42,368	19,376

Net operating earnings	49,785	35,956	118,484	106,802

Minority interest expense, net of tax	(11,094)	(6,330)	(27,137)	(18,189)
Equity in net earnings (losses)
of investees, net of tax	2,909	(2,746)	5,883	(7,833)
Earnings before cumulative effect
of accounting change	41,600	26,880	97,230	80,780
Cumulative effect of accounting change	-	-	-	(40,360)

Net Earnings	$ 41,600	$ 26,880	$ 97,230	$ 40,420

Basic earnings per Common Share:
Before accounting change	$.60	$.39	$1.40	$1.18
Cumulative effect of accounting change	-	-	-	(.59)
Net earnings available to Common Shares	$.60	$.39	$1.40	$.59

Diluted earnings per Common Share:
Before accounting change	$.59	$.39	$1.39	$1.17
Cumulative effect of accounting change	-	-	-	(.59)
Net earnings available to Common Shares	$.59	$.39	$1.39	$.58

Average number of Common Shares:
Basic	69,651	68,873	69,507	68,717
Diluted	70,019	69,155	69,785	69,177

Cash dividends per Common Share	$.125	$.125	$.375	$.375

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands)

		Common Stock		Unrealized
	Common	and Capital	Retained	Gain on
	Shares	Surplus	Earnings	Securities	Total
Balance at January 1, 2003	69,129,352	$ 992,171	$409,777	$323,900	$1,725,848

Net earnings	-	-	97,230	-	97,230
Change in unrealized	-	-	-	30,600	30,600
Comprehensive income					127,830

Dividends on Common Stock	-	-	(26,039)	-	(26,039)
Shares issued:
Exercise of stock options	14,400	303	-	-	303
Dividend reinvestment plan	159,429	3,284	-	-	3,284
Employee stock purchase plan	32,577	701	-	-	701
Retirement plan contributions	345,434	6,925	-	-	6,925
Deferred compensation distributions	3,300	71	-	-	71
Directors fees paid in stock	3,517	76	-	-	76
Shares acquired and retired	(4)	-	-	-	-
Other	-	(2,794)	-	-	(2,794)

Balance at September 30, 2003	69,688,005	$1,000,737	$480,968	$354,500	$1,836,205

Balance at January 1, 2002	68,491,610	$ 979,566	$359,513	$159,300	$1,498,379

Net earnings	-	-	40,420	-	40,420
Change in unrealized	-	-	-	161,600	161,600
Comprehensive income					202,020

Dividends on Common Stock	-	-	(25,744)	-	(25,744)
Shares issued:
Exercise of stock options	26,537	608	-	-	608
Dividend reinvestment plan	201,051	4,410	-	-	4,410
Employee stock purchase plan	33,699	858	-	-	858
Retirement plan contributions	216,740	5,599	-	-	5,599
Directors fees paid in stock	2,875	72	-	-	72
Deferred compensation distributions	1,809	45	-	-	45
Shares acquired and retired	(789)	(11)	(9)	-	(20)
Tax effect of intercompany dividends	-	(2,400)	-	-	(2,400)
Other	-	244	-	-	244

Balance at September 30, 2002	68,973,532	$ 988,991	$374,180	$320,900	$1,684,071

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)
	Nine months ended
	September 30,
	2003	2002
Operating Activities:
Net earnings	$ 97,230	$ 40,420
Adjustments:
Cumulative effect of accounting change	-	40,360
Equity in net (earnings) losses of investees	(5,883)	7,833
Minority interest	12,025	3,149
Depreciation and amortization	135,023	132,007
Annuity benefits	227,230	215,226
Realized (gains) losses on investing activities	(19,672)	82,206
Deferred annuity and life policy acquisition costs	(118,765)	(121,160)
Increase in reinsurance and other receivables	(404,718)	(514,206)
Decrease (increase) in other assets	30,155	(56,465)
Increase in insurance claims and reserves	620,421	561,134
Increase (decrease) in payable to reinsurers	(25,156)	168,987
Increase in other liabilities	56,818	100,615
Dividends from investees	864	-
Other, net	8,909	1,280
	614,481	661,386

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(5,901,447)	(3,718,410)
Equity securities	(113,409)	(9,217)
Subsidiary	-	(48,500)
Real estate, property and equipment	(22,994)	(37,870)
Maturities and redemptions of fixed maturity
investments	1,428,014	1,256,037
Sales of:
Fixed maturity investments	3,615,671	2,057,781
Equity securities	36,464	20,144
Subsidiaries	247,380	-
Real estate, property and equipment	14,236	12,731
Cash and short-term investments of acquired
(former) subsidiaries, net	(112,666)	4,392
Collection of receivable from investee	55,000	-
Decrease in other investments	531	26,432
	(753,220)	(436,480)
Financing Activities:
Fixed annuity receipts	592,806	599,174
Annuity surrenders, benefits and withdrawals	(417,590)	(410,561)
Net transfers from variable annuity assets	4,061	12,318
Additional long-term borrowings	228,715	79,000
Reductions of long-term debt	(363,405)	(145,655)
Issuances of trust preferred securities	33,943	-
Issuances of Common Stock	881	1,317
Subsidiary's issuance of stock in rights offering	10,632	-
Cash dividends paid	(22,755)	(21,374)
Other, net	2,016	(96)
	69,304	114,123

Net Increase (Decrease) in Cash and Short-term Investments	(69,435)	339,029

Cash and short-term investments at beginning
of period	871,103	544,173

Cash and short-term investments at end of period	$ 801,668	$ 883,202

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES

A.	Accounting Policies	F.	Long-Term Debt
B.	Acquisitions and Sales of Subsidiaries	G.	Minority Interest
C.	Segments of Operations	H.	Shareholders' Equity
D.	Investment in Investees	I.	Commitments and Contingencies
E.	Goodwill	J.	Subsequent Events

________________________________________________________________________________
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

  Proposed Merger with AFC  On November 20, 2003, American Financial Corporation ("AFC") Series J preferred shareholders are scheduled to vote on a proposed merger agreement under which AFC and its parent, AFC Holding Company ("AFC Holding" or "AFCH", a direct 100%-owned subsidiary of AFG), would each merge into AFG. If approved, AFC Series J preferred shareholders will receive $26.00 in AFG Common Stock (aggregate value $75 million) in exchange for each share of Series J preferred stock. In addition, approximately $170 million in deferred tax liabilities associated with AFC's holding of AFG stock would be eliminated.

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

  Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings (included in realized gains) and the cost basis of that investment is reduced.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Derivatives  Derivatives included in AFG's Balance Sheet consist primarily of investments in common stock warrants (valued at $5.9 million at September 30, 2003; included in other stocks), the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  Minority Interest  For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in consolidated AFG subsidiaries, including AFC preferred stock and preferred securities issued by consolidated trust subsidiaries of AFG. For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of consolidated AFG subsidiaries as well as AFC preferred dividends and accrued distributions on the preferred securities of consolidated trusts.

  Under current guidance provided by Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), AFG believes it will be required to deconsolidate three wholly-owned subsidiary trusts because they are "variable interest entities" ("VIEs") in which AFG is not considered to be the primary beneficiary. These subsidiary trusts were formed to issue preferred securities and, in turn, purchase a like amount of subordinated debt from their parent company which provides interest and principal payments to fund the respective trust obligations. Accordingly, the subordinated debt due the trusts would be shown as a liability in the Balance Sheet and the related interest expense would be shown in the Statement of Earnings as interest on subsidiary trust obligations. The FASB has deferred implementation of FIN 46 for VIEs created before February 1, 2003, until periods ending after December 15, 2003. See Note G - "Minority Interest."

  Income Taxes  AFC files consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. Because holders of AFC Preferred Stock hold in excess of 20% of AFC's voting rights, AFG (parent) and AFC Holding are not eligible to file consolidated returns with AFC, and therefore, file separately. If the proposed merger of AFG, AFC and AFC Holding is approved, AFG would file a single consolidated return and the separate filings of AFC and AFC Holding would be eliminated.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  shares at the dates of grant. No compensation expense is recognized for stock option grants.

  The following table illustrates the effect on net earnings (in thousands) and earnings per share had compensation cost been recognized and determined based on "fair values" at grant dates consistent with the method prescribed by SFAS No. 123. For SFAS No. 123 purposes, the "fair value" of $5.62 per option granted in 2003 and $8.52 in 2002 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 2%; expected volatility of 30%; risk-free interest rate of 3.6% for 2003 and 4.9% for 2002; and expected option life of 7.4 years. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value".

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Net earnings, as reported	$41,600	$26,880	$97,230	$40,420
Pro forma stock option expense,
net of tax	(1,619)	(1,868)	(4,744)	(4,114)

Adjusted net earnings	$39,981	$25,012	$92,486	$36,306

Earnings per share (as reported):
Basic	$0.60	$0.39	$1.40	$0.59
Diluted	$0.59	$0.39	$1.39	$0.58

Earnings per share (adjusted):
Basic	$0.57	$0.36	$1.33	$0.53
Diluted	$0.57	$0.36	$1.33	$0.53

  Benefit Plans  AFG provides retirement benefits to qualified employees of participating companies through the AFG Retirement and Savings Plan, a defined contribution plan. AFG makes all contributions to the retirement fund portion of the plan and matches a percentage of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions have been invested primarily in securities of AFG and affiliates. Employees may direct the investment of a portion of their vested retirement fund account balances (increasing from 75% in September 2003 to 100% in April 2004) from securities of AFG and its affiliates to independently managed investment funds. As of September 30, 2003, the Plan owned 11% of AFG's outstanding Common Stock. Company contributions are expensed in the year for which they are declared.

  AFG and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFG also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period employees earn such benefits.

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: third quarter of 2003 and 2002 - 368,000 shares and 282,000 shares; nine months of 2003 and 2002 - 278,000 shares and 460,000 shares, respectively.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  Direct automobile insurance business  In April 2003, AFG sold two of its subsidiaries that market automobile insurance directly to customers for $32.2 million, realizing a pretax gain of $3.4 million on the sale. The transaction included the transfer of the right of Great American Insurance Company, an AFG subsidiary, to renew certain of its personal automobile insurance business written on a direct basis in selected markets. Premiums generated by the businesses sold were approximately $79 million in 2002.

  Infinity Property and Casualty Corporation  On December 31, 2002, AFG transferred to Infinity Property and Casualty Corporation ("Infinity", a newly formed subsidiary) the following subsidiaries involved primarily in the issuance of nonstandard auto policies: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company. Effective January 1, 2003, Great American Insurance Company transferred to Infinity its personal insurance business written through independent agents. In February 2003, AFG sold 61% of Infinity in a public offering for net proceeds of $186.3 million, realizing a pretax loss of $39.4 million on the sale. In addition, AFG realized a $5.5 million tax benefit related to its basis in Infinity stock. The businesses transferred generated aggregate net written premiums of approximately $690 million in 2002. See Note J - "Subsequent Events - Planned Sale of Remaining Infinity Shares."

  New Jersey private passenger automobile insurance business  In September 2002, an AFG subsidiary entered into an agreement under which two unrelated entities assumed the subsidiary's obligations to renew its private passenger automobile insurance business written in New Jersey. AFG recognized a $10.8 million pretax loss on the transaction. As of September 9, 2002, AFG no longer accepts any new private passenger automobile insurance in that state.

  Manhattan National Life Insurance  In June 2002, GAFRI paid $48.5 million for Manhattan National Life Insurance Company ("MNL"), which no longer was writing new business, but had approximately 90,000 policies-in-force (primarily term life). GAFRI has reinsured 90% of this in-force business.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenues (a)
Property and casualty insurance:
Premiums earned:
Specialty	$462,798	$403,738	$1,282,104	$1,130,439
Personal	15,201	201,290	151,182	697,110
Other lines	10	(16)	8	306
	478,009	605,012	1,433,294	1,827,855
Investment income	59,619	82,380	189,055	249,139
Realized gains (losses)	19,995	(15,785)	63,868	(55,565)
Other income	45,291	32,601	123,929	81,559
	602,914	704,208	1,810,146	2,102,988
Annuities, life and health (b)	241,400	225,787	690,949	650,829
Other (c)	5,105	13,434	(32,030)	33,418
	$849,419	$943,429	$2,469,065	$2,787,235

Operating Profit (Loss)
Property and casualty insurance:
Underwriting:
Specialty	$ 23,963	$ 4,706	$ 50,657	$ 17,377
Personal	(2,697)	(2,223)	1,083	(10,116)
Other lines (d)	(1,121)	56	(46,427)	(20,784)
	20,145	2,539	5,313	(13,523)
Investment and other income (e)	35,354	45,259	190,040	141,433
	55,499	47,798	195,353	127,910
Annuities, life and health	34,047	7,387	62,851	40,476
Other (c)	(17,215)	(3,782)	(97,352)	(42,208)
	$ 72,331	$ 51,403	$ 160,852	$ 126,178

(a) Revenues include sales of products and services as well as other income earned by the respective segments.
(b) Investment income comprises approximately three-fifths of these revenues. Includes impairment charges of $27.7 million and $68.7 million for the quarter and nine months ended September 30, 2002.
(c) Other revenues and operating profit (loss) for the nine months ended September 30,
2003, include a loss of $45.9 million on the public offering of Infinity.
Operating profit (loss) includes holding company expenses.
(d) Represents development of lines in "run-off" and includes a pretax charge of $43.8 million in the first nine months of 2003 for an arbitration decision relating to a 1995 property claim from a discontinued business;
AFG has ceased underwriting new business in these operations.
(e) Includes a third quarter 2003 pretax charge of $35.5 million related to the settlement of litigation. See Legal Proceedings in Item 1 of Part II.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Investment in Investees Investment in investee corporations reflects AFG's ownership of 7.9 million shares (38%) of Infinity common stock. The market value of the investment in Infinity stock was $221 million at September 30, 2003, and $260 million at November 10, 2003. Prior to AFG's sale of 12.5 million shares of Infinity in February 2003, AFG beneficially owned 100% of Infinity (see Note B). Infinity is a national provider of personal automobile insurance with an emphasis on the nonstandard market. See Note J - "Subsequent Events - Planned Sale of Remaining Infinity Shares".

  Equity in Infinity's net earnings was $3.8 million for the third quarter and $8.3 million for the first nine months of 2003. Summarized financial information for Infinity is shown below for the nine months ended September 30, 2003 (in millions).

Earned premiums	$504.2
Total revenues	551.3
Net earnings	38.8

  Equity in net earnings (losses) of investees for the first nine months of 2002 represents AFG's share of the losses from two start-up manufacturing businesses that were formerly subsidiaries. One of these businesses was sold in the fourth quarter of 2002; equity in the net loss of the remaining business was $855,000 for the third quarter and $2.4 million for the first nine months of 2003.

  Goodwill  Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing. AFG completed its initial test in the fourth quarter of 2002 which resulted in a $40.4 million ($.59 per share, basic and diluted) impairment charge, net of tax, reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle. The impairment charge included $21.2 million (pretax) for the annuities and life insurance segment related to a decrease in estimated future earnings based upon lower forecasted new business sales over the next few years and $39.6 million (pretax) for the personal lines segment related primarily to planned future reductions in new business volume written through the direct channel.

  Substantially all of the $79.4 million decrease in goodwill during the first nine months of 2003 related to the sale of subsidiaries in AFG's Personal segment.

  Included in deferred acquisition costs in AFG's Balance Sheet are $64.4 million and $66.8 million at September 30, 2003, and December 31, 2002, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and life business. The PVFP amounts are net of $63.5 million and $57.3 million of accumulated amortization. Amortization of the PVFP was $1.9 million in the third quarter and $6.2 million in the first nine months of 2003 and $4.9 million in the third quarter and $8.5 million in the first nine months of 2002. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 13% of the balance at the beginning of each respective year.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Long-Term Debt  The carrying value of long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002
Holding Companies:
AFG 7-1/8% Senior Debentures due April 2009	$301,451	$301,298
AFG 7-1/8% Senior Debentures due December 2007	75,100	79,600
AFG Senior Convertible Notes due June 2033	189,857	-
AFC notes payable under bank line	-	248,000
APU 10-7/8% Subordinated Notes due May 2011	11,449	11,498
Other	8,314	8,014

	$586,171	$648,410
Subsidiaries:
GAFRI 6-7/8% Senior Notes due June 2008	$100,000	$100,000
GAFRI notes payable under bank line	90,600	148,600
Notes payable secured by real estate	27,205	35,610
Other	11,472	12,561

	$229,277	$296,771

At September 30, 2003, scheduled principal payments on debt for the balance of 2003 and the subsequent five years (adjusted to reflect GAFRI's paydown of its bank line in November) were as follows (in millions):

	Holding
	Companies	Subsidiaries	Total
2003	$ -	$ .4	$ .4
2004	-	2.0	2.0
2005	-	11.2	11.2
2006	-	19.4	19.4
2007	80.5	.1	80.6
2008	-	100.1	100.1

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

AFC's credit line provides up to $280 million of availability. The line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a three-year revolving facility for the remaining two-thirds with a final maturity in November 2005. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. In addition, GAFRI has an unsecured credit agreement under which it can borrow up to $155 million at floating rates based on prime or Eurodollar rates through December 2004. See Note J - "Subsequent Events - GAFRI Debt Offering."

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Minority Interest  Minority interest in AFG's balance sheet is comprised of the following (in thousands):

	September 30,	December 31,
	2003	2002
Interest of noncontrolling shareholders
in subsidiaries' common stock	$184,961	$157,207
Preferred securities issued by consolidated
subsidiary trusts	241,663	241,663
AFC preferred stock	72,154	72,154
	$498,778	$471,024

Preferred Securities  Wholly-owned subsidiary trusts of AFG and GAFRI have issued preferred securities and, in turn, purchased from their parent companies a like amount of subordinated debt which provides interest and principal payments to fund the respective trusts' obligations. The preferred securities must be redeemed upon maturity or redemption of the subordinated debt. AFG and GAFRI effectively provide unconditional guarantees of their respective trusts' obligations.

The preferred securities consisted of the following at September 30, 2003 (in thousands):

Date of		Amount	Optional
Issuance	Issue (Maturity Date)	Outstanding	Redemption Dates
October 1996	AFCH 9-1/8% TOPrS (2026)	$98,750	Currently redeemable
November 1996	GAFRI 9-1/4% TOPrS (2026)	72,913	Currently redeemable
March 1997	GAFRI 8-7/8% Pfd (2027)	70,000	On or after 3/1/2007

In May 2003, a GAFRI subsidiary and a 68%-owned subsidiary of Great American Insurance issued an aggregate of $35 million in trust preferred securities maturing in 2033. In accordance with FIN 46, variable interest entities that issue preferred securities subsequent to January 31, 2003, are not consolidated for reporting purposes. The $35 million in subordinated debt due these trusts is included in "Accounts payable, accrued expenses and other liabilities".

AFC Preferred Stock  See Note A - "Proposed Merger with AFC." AFC's Preferred Stock is voting, cumulative, and consists of the following:

Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding.

Minority Interest Expense  Minority interest expense is comprised of (in thousands):

	Nine months ended
	September 30,
	2003	2002
Interest of noncontrolling shareholders
in earnings of subsidiaries	$12,025	$ 3,149
Accrued distributions by consolidated
subsidiaries on preferred securities:
Trust issued securities, net of tax	10,783	10,711
AFC preferred stock	4,329	4,329
	$27,137	$18,189

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Shareholders' Equity  At September 30, 2003, the shares of AFG Common Stock outstanding included 1,361,711 shares held by American Premier, its subsidiary, for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of its predecessor, The Penn Central Corporation. Shares being held for distribution are not eligible to vote, but otherwise are accounted for as issued and outstanding. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value. See Note A - "Accounting Policies - Proposed Merger with AFC."

  The Senior Convertible Notes issued in June 2003 could be converted under certain conditions into 5.9 million shares of AFG Common Stock. See Note F - "Long-Term Debt."

  Stock Options  At September 30, 2003, there were 9.7 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, options for 7.8 million shares were outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options generally expire ten years after the date of grant.

  Commitments and Contingencies  There have been no significant changes to the matters discussed and referred to in Note K - "Commitments and Contingencies" of AFG's Annual Report on Form 10-K for 2002.
  Subsequent Events

Sale of Transport  On October 28, 2003, AFG signed a letter of intent to sell Transport Insurance Company, an inactive property and casualty subsidiary with only run-off liabilities, including old asbestos and environmental claims. Transport's asbestos and environmental ("A&E") reserves represent approximately 12% of AFG's total A&E reserves. AFG expects to report a fourth-quarter pretax loss on the sale of approximately $50 million.

GAFRI Debt Offering  In November 2003, GAFRI issued approximately $112.5 million principal amount of 7-1/2% 30-year bonds. Proceeds of this offering were used primarily to repay outstanding amounts on GAFRI's bank line of credit.

Planned Sale of Remaining Infinity Shares  In October 2003, AFG announced its intention to sell its remaining 7.9 million shares in Infinity through a secondary public offering. AFG expects that a registration statement related to the Infinity stock will be filed with the Securities and Exchange Commission in November.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A

	Page		Page
General	17	Results of Operations	23
Forward-Looking Statements	17	General	23
Critical Accounting Policies	18	Income Items	23
Liquidity and Capital Resources	18	Expense Items	26
Ratios	18	Other Items	27
Sources of Funds	18	Recent Accounting Standards	28
Investments	18
Uncertainties	21

_____________________________________________________________________________________________________

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio (at the parent holding company level) was approximately 23% at September 30, 2003, and 25% at December 31, 2002.

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.45 for the nine months ended September 30, 2003, and 1.37 for the entire year of 2002. Excluding annuity benefits, this ratio was 2.73 and 2.42, respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

AFC's bank credit line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a three-year revolving facility for the remaining two-thirds. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. This credit agreement provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. About half of the net proceeds from the issuance of Senior Convertible Notes in June 2003 were used to repay borrowings under AFC's bank line. While the credit line provides up to $280 million of availability, there were no borrowings outstanding at September 30, 2003. Under a shelf registration, AFG has the flexibility to issue up to $600 million in additional equity or debt securities as market and other conditions permit.

Investments  AFG's investment portfolio at September 30, 2003, contained $12.2 billion in "Fixed maturities" and $402.8 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At September 30, 2003, AFG had pretax net unrealized gains of $491.9 million on fixed maturities and $157.5 million on other stocks.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Approximately 93% of the fixed maturities held by AFG at September 30, 2003, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Individual portfolio securities are sold creating gains or losses as market opportunities exist. Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

Summarized information for the unrealized gains and losses recorded in AFG's balance sheet at September 30, 2003, is shown in the following table (dollars in millions). Approximately $138 million of "Fixed maturities" and $34 million of "Other stocks" had no unrealized gains or losses at September 30, 2003.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Fixed Maturities
Market value of securities	$9,494	$2,577
Amortized cost of securities	$8,934	$2,645
Gross unrealized gain (loss)	$ 560	($ 68)
Market value as % of amortized cost	106%	97%
Number of security positions	1,801	286
Number individually exceeding
$2 million gain or loss	19	4
Concentration of gains (losses) by
type or industry (exceeding 5% of
unrealized):
Mortgage-backed securities	$ 69.3	($ 22.3)
Electric services	53.9	(1.6)
Banks and savings institutions	48.8	(.4)
U.S. government and government agencies	35.8	(2.5)
State and municipal	34.7	(5.0)
Telephone communications	28.4	-
Asset-backed securities	15.7	(7.3)
Air transportation (generally collateralized)	5.5	(13.2)
Percentage rated investment grade	94%	91%

Other Stocks
Market value of securities	$ 324	$ 45
Cost of securities	$ 163	$ 48
Gross unrealized gain (loss)	$ 161	($ 3)
Market value as % of cost	199%	94%
Number individually exceeding
$2 million gain or loss	5	-

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

AFG's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $131 million of the $161 million in unrealized gains on other stocks at September 30, 2003.

The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2003, based on their market values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	3%	1%
After one year through five years	24	22
After five years through ten years	36	13
After ten years	13	8
	76	44
Mortgage-backed securities	24	56
	100%	100%

AFG realized aggregate losses of $4 million during the first nine months of 2003 on $36.1 million in sales of fixed maturity securities (7 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2002. Market values of five of the issues increased an aggregate of $4.7 million from December 31 to date of sale. The market value of the remaining two securities decreased $316,000 from December 31 to the sale date.

Although AFG had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio.

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at September 30, 2003

Securities with unrealized gains:
Exceeding $500,000 (372 issues)	$4,490	$378	109.2%
Less than $500,000 (1,429 issues)	5,004	182	103.8
	$9,494	$560	106.3%

Securities with unrealized losses:
Exceeding $500,000 (40 issues)	$ 772	($ 45)	94.5%
Less than $500,000 (246 issues)	1,805	(23)	98.7
	$2,577	($ 68)	97.4%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at September 30, 2003

Investment grade with losses for:
Less than 6 months (169 issues)	$2,156	($27)	98.8%
7 to 12 months (25 issues)	130	(7)	94.9
Greater than 12 months (20 issues)	66	(7)	90.4
	$2,352	($41)	98.3%

Non-investment grade with losses for:
Less than 6 months (20 issues)	$ 55	($ 1)	98.2%
7 to 12 months (9 issues)	24	(1)	96.0
Greater than 12 months (43 issues)	146	(25)	85.4
	$ 225	($27)	89.3%

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

Property and Casualty Insurance Reserves  The liabilities for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon: (a) the accumulation of case estimates for losses reported prior to the close of the accounting periods on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expense for investigating and adjusting claims; and (e) the current state of law and coverage litigation. Using these items as well as historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors, AFG actuaries determine a single or "point" estimate which management utilizes in recording its best estimate of the liabilities. Ranges of loss reserves are not developed by AFG actuaries.

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

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system which can eliminate the risk of actual ultimate results differing from such estimates. As shown in the reserve development table (loss triangle) on page 13 of AFG's 2002 Form 10-K, the original estimates of AFG's liability for losses and loss adjustment expenses, net of reinsurance, over the past 10 years has developed through December 31, 2002, to be deficient (for two years) by as much as 4.3% and redundant (for 8 years) by as much as 8.0% (excluding the effect of special charges for asbestos and environmental exposures). AFG believes this development illustrates the variability in factors considered in estimating its insurance reserves.

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

The settlement has received the approval of the bankruptcy court supervising the reorganization of A.P. Green. It remains subject to the confirmation of a plan of reorganization by the bankruptcy court that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies. This process should be completed in 2004. No assurance can be made that a plan of reorganization will be confirmed; no payments are required until completion of the process. If there is no plan confirmation, the outcome of this litigation will again be subject to the complexities and uncertainties associated with a Chapter 11 proceeding and asbestos coverage litigation.

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles. Many of the line items in the Statement of Earnings are not comparable due to the sale of Infinity in mid-February 2003.

Operating earnings before income taxes increased $20.9 million in the third quarter of 2003 compared to the same period in 2002 due primarily to a $46.4 million improvement in realized gains and $17.6 million improvement in property and casualty underwriting results, which more than offset a third quarter $35.5 million pretax charge related to a litigation settlement and a $25.7 million decrease in investment income due primarily to the sale of Infinity and lower yields on fixed maturity securities.

Nine-month pretax operating earnings improved $34.7 million compared to 2002 reflecting a $100.3 million increase in realized gains and $62.6 million increase in property and casualty underwriting results (excluding a second quarter arbitration charge), which more than offset the third quarter litigation settlement charge, a second quarter $43.8 million arbitration charge relating to a 1995 property claim, a $68.8 million decrease in investment income and a second quarter $12.5 million charge related to the narrowing of spreads on fixed annuities.

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

Premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Gross Written Premiums (GAAP)
Specialty	$1,006.0	$ 839.5	$2,479.0	$2,050.8
Personal (a)	51.1	280.7	289.8	956.6
Other lines	-	-	-	.3
	$1,057.1	$1,120.2	$2,768.8	$3,007.7

Net Written Premiums (GAAP)
Specialty	$ 523.7	$ 474.2	$1,412.9	$1,254.7
Personal (a)	12.7	150.9	149.0	652.2
Other lines	-	-	-	.3
	$ 536.4	$ 625.1	$1,561.9	$1,907.2

Combined Ratios (GAAP)
Specialty (b)	94.8%	98.8%	96.1%	98.4%
Personal	117.7	101.2	99.3	101.5
Aggregate (including
discontinued lines)(c)	95.8	99.6	99.7	100.8

    (a)  Includes the operations of Infinity through the sale date in mid-
         February 2003 and the direct auto business through its sale at the end of April 2003. In 2003, gross written premiums includes personal lines business written by Great American Insurance and ceded to Infinity.

    (b)  Favorably impacted by 2.2 points and 0.8 points for the third quarter and nine months of 2003, respectively, for the effect of a benefit related to recently enacted California workers' compensation legislation.

(c) Includes 3.1 points for the nine months of 2003 for the effect of an arbitration decision relating to a claim arising from a discontinued business.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Specialty  The Specialty group's gross written premiums increased approximately 20% for the third quarter and the first nine months of 2003 over the comparable 2002 periods, reflecting the impact of continuing rate increases in most of its businesses. Specialty rate increases averaged approximately 22% during the first nine months of 2003 and should be about 15% for the remainder of 2003. Net written premiums increased 10% for the third quarter and 13% for the first nine months over the comparable 2002 periods. Strong growth in gross written premiums was offset primarily by the impact of reinsurance agreements put into place in the latter part of 2002.

The Specialty group reported an underwriting profit of $24.0 million for the 2003 third quarter with a combined ratio of 94.8% and $50.7 million for the first nine months with a combined ratio of 96.1%, improvements of 4.0 and 2.3 points, respectively, over the comparable 2002 periods. The group's third quarter underwriting results include a pretax benefit of $10 million related to recently enacted California workers' compensation legislation.

Personal  The Personal group results represent primarily Infinity's underwriting results through the public offering in mid-February 2003 and the direct-to-consumer auto business, which was sold in April 2003. AFG's ongoing personal lines business is limited to two subsidiaries that generated less than $35 million in net written premiums in 2002 and certain direct-to-consumer business in run-off that had approximately $28 million in net written premiums in 2002. AFG's 38% continuing ownership interest in Infinity is accounted for as an investee corporation. Accordingly, AFG's share of Infinity's earnings following the public offering is included in equity in net earnings (losses) of investees in the Statement of Earnings.

Arbitration Settlement  The property and casualty group's overall results include a $43.8 million pretax charge in the second quarter of 2003 for the effect of an arbitration decision resulting from its share of a 1995 property fire and business interruption claim.

Investment Income  The decrease in investment income for the third quarter and nine months of 2003 compared to the 2002 periods reflects lower average investment balances (due to the sale of Infinity) as well as lower average yields on fixed maturity investments (due in part to an increase in tax-exempt bonds).

Realized Gains  Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

Gains (Losses) on Securities  Realized gains (losses) on securities include provisions for other than temporary impairment of securities still held as follows: third quarter of 2003 and 2002 - $5.0 million and $49.8 million; nine months of 2003 and 2002 - $55.5 million and $138.2 million, respectively. Impairment charges in 2003 reflect primarily the downturn in the airline industry and writedowns of certain asset-backed securities. Impairment charges in the first nine months of 2002 reflect primarily the downturn in the communications and airline industries and writedowns of certain asset-backed securities.

Realized losses on securities include net gains of $1.9 million in the third quarter of 2003 and net losses of $1.9 million in the first nine months of 2003 compared to losses of $7.5 million (third quarter) and $6.9 million (nine months) in the 2002 periods to adjust the carrying value of AFG's investment in warrants to market value.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Gains (Losses) on Sales of Subsidiaries  During the first nine months of 2003, AFG recognized (i) a $4.3 million pretax gain on the sale of an inactive insurance subsidiary in June, (ii) a $3.4 million pretax gain on the sale in April of two subsidiaries that marketed automobile insurance directly to customers and (iii) a $39.4 million pretax loss on the public offering of 12.5 million shares of Infinity in February.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Other income	$32.3	$26.0	$74.7	$70.9
Other operating and general expenses	21.0	19.8	55.8	52.0
Interest charges on borrowed money	.5	.6	1.8	1.9
Minority interest expense, net	1.6	.6	1.8	1.0

Other income includes net pretax gains on the sale of real estate assets of $4.7 million in the third quarter and $9.4 million in the first nine months of 2003 compared to $87,000 and $7.7 million for the 2002 periods.

Other Income  Other income increased $9.4 million (14%) for the third quarter and $22.9 million (13%) for the first nine months of 2003 compared to 2002 due primarily to increased revenues earned by the Specialty group's growing warranty business, higher income from real estate operations (including gains on the sale of real estate) and higher fee income in certain other specialty insurance operations, partially offset by the absence of income from Infinity (following its sale in mid-February).

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues an additional liability to provide for expected deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect this accrual. In June 2003, this accrual was increased by $6.3 million due to the negative effect of lower interest rates on GAFRI's fixed annuity operations. In the third quarter and first nine months of 2002, this accrual was reduced by $7 million and $14 million, respectively, due to (i) decreases in crediting rates on certain fixed annuity products, partially offset by (ii) a modification in projected investment yields in the second quarter of 2002. Annuity benefits in 2003 also reflect the effect of higher average annuity benefits accumulated, offset by decreases in crediting rates. Significant changes in projected investment yields could result in charges (or credits) to earnings in the period such projections are modified.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The majority of GAFRI's fixed annuity products permit GAFRI to change the crediting rate at any time subject to minimum interest rate guarantees (as determined by applicable law). Approximately 45% of the annuity benefits accumulated relate to policies that have a minimum guarantee of 3%; the balance have a guarantee of 4%. In states where required approvals have been received, GAFRI has begun issuing products with guaranteed minimum crediting rates of 1.5% beginning in the fourth quarter of 2003. Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread.

Annuity and Life Acquisition Expenses  Annuity and life acquisition expenses include amortization of annuity and life, accident and health deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and life acquisition expenses also include amortization of the present value of future profits of businesses acquired.

The increase in annuity and life acquisition expenses in the first nine months of 2003 compared to 2002 reflects an increase in in-force policies, primarily in the annuities and supplemental insurance operations.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to write-offs of DPAC in the future. However, absent significant deterioration in those factors, GAFRI does not anticipate any material write-offs in the foreseeable future.

Interest on Borrowed Money  Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFG has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

Other Operating and General Expenses  Other operating and general expenses for 2003 include a third quarter pretax charge of $35.5 million related to an agreement to settle a lawsuit against an AFG subsidiary. See Legal Proceedings in Item 1 of Part II. Excluding this charge, other operating and general expenses increased $2.6 million (3%) for the third quarter of 2003 and $8.6 million (3%) for the nine months compared to 2002 as higher expenses in the Specialty group's growing warranty business and higher expenses in certain other specialty insurance operations were substantially offset by the absence of expenses from Infinity (following its sale in mid-February).

Income Taxes  The 2003 provision for income taxes reflects $5.5 million in first quarter tax benefits related to AFG's basis in Infinity stock. The 2002 provision for income taxes includes a $16 million first quarter tax benefit for the reduction of previously accrued amounts due to the resolution of certain tax matters.

Investee Corporations

Infinity Property and Casualty Corporation  Following AFG's sale of 61% of Infinity in the mid-February offering, AFG's proportionate share of Infinity's earnings is included in equity in net earnings (losses) of investees. In 2003, Infinity reported net earnings for the third quarter of $15.0 million and $38.8 million for the first nine months, including $32.7 million subsequent to the offering.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Start-up Manufacturing Businesses  Equity in earnings (losses) of investees also includes losses of two start-up manufacturing businesses (see Note D). Equity in net earnings (losses) of investees includes $855,000 in the third quarter and $2.4 million in the first nine months of 2003 compared to $1.0 million in the third quarter and $2.8 million for the first nine months of 2002 in losses of one of these businesses. Investee losses in 2002 include $1.7 million in the third quarter and $5.0 million in the first nine months in losses of the other manufacturing business, which sold substantially all of its assets in December 2002.

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

RECENT ACCOUNTING STANDARDS

Interpretation No. 46  In January 2003, the Financial Accounting Standards Board issued Interpretation No.46, "Consolidation of Variable Interest Entities" ("VIEs"). This interpretation sets forth the requirements for consolidating entities that do not share economic risk and reward through typical equity ownership, but rather through contractual relationships that distribute economic risks and rewards among various parties. Once an entity is determined to be a VIE, it is required to be consolidated by the primary beneficiary, which is the party that is exposed to a majority of the expected losses or benefits from a majority of the expected residual returns or both. FIN 46 is effective immediately to VIEs acquired after January 31, 2003. For entities acquired before that date, implementation has been deferred until periods ending after December 15, 2003.

See Note A - "Accounting Policies - Minority Interest" and Note G - "Minority Interest" for the effect of implementing FIN 46 with respect to AFG's trust preferred securities.

While AFG continues to assess the application of FIN 46 and the FASB continues to issue additional guidance, management believes AFG will be required to consolidate its investments in two collateralized debt obligations ("CDOs"), for which AFG also acts as investment manager. Under the CDOs, securities were issued in various senior and subordinate classes and the proceeds were invested primarily in bank loans, and to a lesser extent, high yield bonds, all of which serve as collateral for the securities issued by the CDOs. None of the collateral was purchased from AFG. The market value of the collateral at September 30, 2003, was approximately $850 million.

AFG's investments in the two CDOs are subordinate to the senior classes (approximately 92% of the total securities) issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, AFG's class would bear losses first. Holders of the CDO debt securities have no recourse against AFG for the liabilities of the CDOs; accordingly, AFG's exposure to loss on these investments is limited to its investment. AFG's investments in the CDOs are carried at estimated market value of $10.1 million at September 30, 2003, which is included in fixed maturities in AFG's balance sheet.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

SOP 03-1  Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and Separate Accounts," was issued in July 2003 and is effective for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. When adopted, SOP 03-1 will be accounted for as a cumulative effect of a change in accounting principle. If adopted in 2003, the adjustment would be recorded as of January 1, 2003, with restatement of previously reported 2003 results. SOP 03-1 provides additional accounting and reporting guidance for variable and fixed annuities.

GAFRI's variable annuity contracts contain a guaranteed minimum death benefit ("GMDB") (which may exceed the value of the policyholder's account) to be paid if the annuityholder dies before the annuity payout period commences. Liabilities for any difference between the GMDB and the related account balance is borne by GAFRI and expensed when paid. In periods of declining equity markets, the GMDB difference increases as the variable annuity account value decreases. At September 30, 2003, the aggregate GMDB values (assuming every policyholder died on that date) exceeded the market value of the underlying variable annuities by $181 million. Industry practice varies, but GAFRI does not establish GAAP reserves for this mortality risk. Under SOP 03-1, GAFRI would be required to record a liability for the present value of expected GMDB payments. Initial recognition of a GAAP liability is estimated to be less than $5 million at September 30, 2003. Death benefits paid in excess of the variable annuity account balances were about $1.1 million in both the first nine months of 2003 and in all of 2002.

The impact of SOP 03-1 on accounting for GAFRI's fixed annuities has not yet been determined.

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

Fixed Maturity Portfolio  Lower market interest rates on new investments, including an increase in the percentage of AFG's portfolio being invested in municipal bonds, has resulted in a decline in the overall yield on AFG's fixed maturity portfolio from approximately 6.9% at December 31, 2002, to just over 6% at September 30, 2003.

Debt Securities  In June 2003, AFG issued Senior Convertible Notes due in 2033 and repaid all amounts borrowed under the AFC bank line. See Note F - "Long-term Debt" for a description of the Notes.

As of September 30, 2003, there were no other material changes to the information provided in AFG's Form 10-K for 2002 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 1

Legal Proceedings

Please refer to Item 3 "Legal Proceedings" of the AFG 2002 Form 10-K. In February 2003, Great American Insurance Company entered into an agreement for the settlement of litigation brought by certain parties referred to as A.P. Green. During the third quarter of 2003, a revised settlement agreement was approved by the Bankruptcy Court supervising the A.P. Green reorganization shortly after its execution. The revised settlement agreement is conditioned upon confirmation of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies. No assurance can be made that all conditions will be met; no payments are required until completion of the process. If the conditions are not met, the outcome of this litigation will again be subject to the complexities and uncertainties associated with a Chapter 11 proceeding and asbestos coverage litigation.

In October 2003, Republic Insurance Company of America, a wholly-owned subsidiary of AFG, entered into an agreement for the settlement of litigation brought in late 1994 by several medical groups. The lawsuit (NPI Medical Group, a California professional corporation, et al., v. State Compensation Insurance Fund, et al., Superior Court of California, County of Los Angeles) alleged antitrust violations by a number of California workers' compensation insurers, including Republic. While Republic believed it had significant defenses to these antitrust claims, in light of the risks resulting from certain recent adverse pretrial rulings, it was concluded that a settlement was in the company's best interest. The settlement is for $37.5 million, a portion of which will be covered by reserves established through September 30, 2003. As of September 30, 2003, Republic recorded a $35.5 million charge to cover the balance of the settlement and remaining legal costs.

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

    Exhibit 32    - Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to section 906 of the Sarbanes-
                    Oxley Act of 2002.

(b) Reports on Form 8-K:

Date of Report	Item Reported

July 7, 2003	Press Release regarding AFC/AFG Merger Agreement.

July 31, 2003	Second Quarter 2003 Earnings Release.

October 7, 2003	Press Release regarding AFC/AFG Merger Agreement.

October 29, 2003	Third Quarter 2003 Earnings Release.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.
American Financial Group, Inc.

November 10, 2003	BY: s/Fred J. Runk
Fred J. Runk
Senior Vice President and Treasurer