Form 10-K
period 2003-12-31
AMERICAN FINANCIAL GROUP INC
filed 2004-03-12
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended	Commission File
December 31, 2003	No. 1-13653

AMERICAN FINANCIAL GROUP, INC.
Incorporated under	IRS Employer I.D.
the Laws of Ohio	No. 31-1544320

One East Fourth Street, Cincinnati, Ohio 45202

(513) 579-2121

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on which Registered
American Financial Group, Inc.:
Common Stock	New York Stock Exchange
7-1/8% Senior Debentures due December 15, 2007	New York Stock Exchange
7-1/8% Senior Debentures due April 15, 2009	New York Stock Exchange
7-1/8% Senior Debentures due February 3, 2034	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Other securities for which reports are submitted pursuant to Section 15(d) of the Act:

        Senior Convertible Notes due June 2, 2033

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

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $926.7 million (based upon nonaffiliate holdings of 40,644,434 shares and a market price of $22.80 per share at June 30, 2003). Comparable data at March 1, 2004, is $1,334.4 million (based on nonaffiliate holdings of 44,185,471 shares and a market price of $30.20 per share).

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 73,227,778 shares (excluding 9,953,392 shares owned by a subsidiary) as of March 1, 2004.

_____________

Documents Incorporated by Reference:

Proxy Statement for 2004 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).

AMERICAN FINANCIAL GROUP, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

AMERICAN FINANCIAL GROUP, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-K, chiefly in Items 1, 3, 5, 7 and 8, contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "seeks", "could", "may", "should", "will" or the negative version of those words or other comparable terminology. Examples of such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings and investment activities; recoverability of asset values; expected losses and the adequacy of reserves for asbestos, environmental pollution and mass tort claims; rate increases, and improved loss experience.

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

Introduction

American Financial Group, Inc. ("AFG") is a holding company which, through subsidiaries, is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of retirement annuities, life, and supplemental health insurance products. AFG was incorporated as an Ohio corporation in 1997; its predecessor holding company originated in 1955. Its insurance subsidiaries have been operating as far back as the 1800's. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. SEC filings, news releases and other information may be accessed free of charge through AFG's Internet site at: www.amfnl.com.

At December 31, 2003, Carl H. Lindner, members of his immediate family and trusts for their benefit (collectively the "Lindner Family") beneficially owned approximately 42% of AFG's outstanding voting Common Stock.

Over the years, AFG and its predecessors have owned, operated, and invested in businesses in a variety of industries and geographic areas, culminating in today's group of insurance companies. Generally, AFG's interests have been in the following areas: insurance, savings and loan, leasing, banking, real estate, communications/ entertainment and food distribution. A small number of opportunistic investments have been made in troubled and other undervalued assets.

Recent Transactions

Early in 2003, AFG began an analysis of alternatives to simplify its corporate structure and promote easier oversight, analysis and operation of its subsidiaries. As a result, mergers and a recapitalization were consummated. Committees of independent directors conducted the analyses with the counsel of recognized outside experts and approved each of the transactions. In November, AFG merged with two of its subsidiaries, American Financial Corporation ("AFC") and AFC Holding Company with AFC's Series J preferred stock being acquired and retired in exchange for approximately 3.3 million shares of AFG Common Stock (aggregate value of $75 million). In addition, approximately $170 million in deferred tax liabilities associated with AFC's holding of AFG stock were eliminated. As of January 31, 2004, American Premier Underwriters, Inc. ("APU", a wholly-owned subsidiary) paid an extraordinary dividend consisting of approximately two-thirds of its assets, including its insurance subsidiaries, to its immediate parent, APU Holding Company, and retained sufficient assets to enable it to meet its estimated liabilities.

In the fourth quarter of 2003, AFG pursued a sale of Transport Insurance Company, an inactive property and casualty subsidiary with only run-off liabilities, including old asbestos and environmental claims. Transport's asbestos and environmental ("A&E") reserves represent approximately 12% of AFG's total net A&E reserves. Although a transaction has not been consummated, AFG recorded a $55 million impairment charge at December 31, 2003, to reduce its investment in Transport to estimated fair value, based on negotiations with potential buyers.

Infinity Property and Casualty Corporation ("Infinity") was incorporated in September 2002 as a wholly-owned subsidiary of AFG. On December 31, 2002, AFG transferred to Infinity the following subsidiaries: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company. In exchange, AFG received all of the issued and outstanding shares of Infinity common stock and a $55 million 10-year promissory note (paid off in July 2003). In addition, effective January 1, 2003, Great American Insurance Company ("GAI"), an AFG

subsidiary, transferred to Infinity its personal insurance business written through independent agents. In 2002 and 2001, these businesses represented 28% and 35%, respectively, of AFG's property and casualty group's net written premiums. In a February 2003 public offering, AFG sold 61% of Infinity for net proceeds of $186.3 million. In December 2003, AFG sold its remaining shares of Infinity for net proceeds of $214 million. AFG realized a net pretax gain of $17.1 million on the two sales of Infinity stock.

In April 2003, AFG sold subsidiaries that market automobile insurance directly to customers for $32.2 million, realizing a pretax gain of $3.4 million on the sale. These businesses generated approximately 3% of AFG's net written premiums in 2002.

In connection with the February 2003 sale of Infinity, AFG subsidiaries continue to write certain business for, and fully reinsure it to, Infinity. In 2003, AFG subsidiaries ceded $96 million in premiums to Infinity (subsequent to the sale). When GAI sold its Japanese division in 2001 and its commercial lines division in 1998, it had similar arrangements, each of which lasted about three years.

The businesses discussed above are included in the tables and financial statements herein through their respective disposal dates.

Property and Casualty Insurance Operations

Prior to the sale of Infinity and the direct-to-consumer auto businesses in 2003, AFG's property and casualty group was engaged primarily in specialty and private passenger automobile insurance businesses, which were managed as two major business groups: Specialty and Personal. The businesses sold represented nearly all of the Personal group. AFG's remaining Personal lines business generated less than 3% of net written premiums in 2003.

The property and casualty group reports to a single senior executive and is comprised of multiple business units which operate autonomously but with certain strong central controls and full accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG's property and casualty insurance operations employ approximately 4,400 persons.

The property and casualty group operates in a highly competitive industry that is affected by many factors which can cause significant fluctuations in its results of operations. The industry has historically been subject to pricing cycles characterized by periods of intense competition and lower premium rates (a "downcycle") followed by periods of reduced competition, reduced underwriting capacity due to lower policyholders' surplus and higher premium rates (an "upcycle"). After being in an extended downcycle for over a decade, the property and casualty insurance industry has experienced significant market firming and price increases in certain specialty markets.

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

While many costs included in underwriting may be readily determined (commissions, administrative expenses, and many of the losses on claims reported), the process of determining overall underwriting results is also highly dependent upon the use of estimates in the case of losses incurred or expected but not yet reported or developed. Actuarial procedures and projections are used to obtain "best estimates" which are then included in the overall results. While the process is imprecise and develops amounts which are subject to change over time, AFG's projections, excluding asbestos and environmental ("A&E") claims, have generally been close to the developed ultimate results, as can be seen in the "reserve development triangles" on page 11.

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

Management's focus on underwriting performance has resulted in a statutory combined ratio averaging 105.1% for the period 1999 to 2003 (or 104.0% excluding special charges in 2002 and 2001 related to asbestos and other environmental matters), as compared to 108.2% for the property and casualty industry over the same period (Source: "Best's Review/Preview - Property/Casualty" - January 2004 Edition). AFG believes that its product line diversification and underwriting discipline have contributed to the Company's ability to consistently outperform the industry's underwriting results. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

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

Unless indicated otherwise, the financial information presented for the property and casualty insurance operations herein is presented based on GAAP.

The following table shows (in millions) certain information of AFG's property and casualty insurance operations.

	2003	2002	2001
Statutory Basis
Premiums Earned	$1,873	$ 2,372	$ 2,566
Admitted Assets	6,499	7,233	6,736
Unearned Premiums	981	1,168	1,158
Loss and LAE Reserves (net)	3,035	3,607	3,539
Capital and Surplus	1,814	1,742	1,669

GAAP Basis
Premiums Earned	$1,909	$ 2,403	$ 2,594
Total Assets	9,979	10,927	10,007
Unearned Premiums	1,595	1,848	1,641
Loss and LAE Reserves (gross)(*)	4,909	5,204	4,778
Shareholder's Equity	2,884	3,241	3,288

(*) GAAP loss and LAE reserves net of reinsurance recoverable were $2.9 billion at December 31, 2003, $3.4 billion at
December 31, 2002, and $3.3 billion at December 31, 2001.

The following table shows the independent ratings and 2003 net written premiums (in millions) of AFG's major property and casualty insurance subsidiaries. AFG continues to focus on growth opportunities in what it believes to be more profitable specialty businesses.

Company (Ratings - AM Best/S&P)			Net Written Premiums

Ongoing Businesses
Great American Pool(*)	A	A	$1,059
Republic Indemnity	A-	A	273
Mid-Continent	A	A	248
American Empire Surplus Lines	A	A	161
National Interstate	A-	n/a	149
Other			16
Businesses sold in 2003 through sale date
Infinity (through mid-February)	n/a	n/a	84
GAI direct-to-consumer (through April)	n/a	n/a	22
			$2,012

(*) The Great American Pool represents approximately 10 subsidiaries.
(n/a) Not available/not applicable.

Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the Company's performance. See Note C - "Segment of Operations" to the financial statements for the reconciliation of AFG's operating profit by significant business segment to the consolidated Statement of Operations.

The following table shows the performance of AFG's property and casualty insurance operations (dollars in millions):

	2003	2002	2001

Gross written premiums (a)	$3,508	$3,935	$3,520
Ceded reinsurance (a)	(1,496)	(1,521)	(938)
Net written premiums	$2,012	$2,414	$2,582(b)

Net earned premiums	$1,909	$2,403	$2,594
Loss and LAE	1,353	1,783	1,978
Asbestos litigation settlement	-	30	-
Special A&E charge	-	-	69(c)
Underwriting expenses	532	606	736
Policyholder dividends	2	8	_____5
Underwriting gain (loss)	$ 22	($ 24)	($ 194)

GAAP ratios:
Loss and LAE ratio	70.9%	75.4%	78.9%
Underwriting expense ratio	27.9	25.3	28.4
Policyholder dividend ratio	.1	.3	.2
Combined ratio (d)	98.9%	101.0%	107.5%

Statutory ratios:
Loss and LAE ratio	72.1%	76.3%	80.2%
Underwriting expense ratio	28.0	25.0	28.3
Policyholder dividend ratio	.2	.2	.3
Combined ratio (d)	100.3%	101.5%	108.8%

Industry statutory combined ratio (e)
All lines	101.1%	107.4%	115.9%
Commercial lines	103.6%	107.7%	117.1%

(a)

Excludes the following premiums that were written under special arrangements on behalf of, and fully reinsured to, Infinity (following its sale in February) and the purchasers of the commercial lines and Japanese divisions: 2003 - $122 million; 2002 - $173 million; and 2001 - $143 million.

(b)	Before a reduction of $29.7 million for unearned premium transfer related to the sale of the Japanese division.
(c)	Excludes a $31 million charge recorded by Transport, which has been reclassified to Discontinued Operations in AFG's Statement of Operations.
(d)

The 2003 combined ratios include 2.3 percentage points related to an arbitration decision for GAI's share of a 1995 property fire and business interruption claim. The 2002 combined ratios include 1.2 percentage points (GAAP) and 1.3 points (statutory) related to the A.P. Green asbestos litigation settlement. The 2001 combined ratios include 2.7 percentage points for the third quarter strengthening of insurance reserves relating to A&E matters and 1 percentage point attributable to the attack on the World Trade Center.

(e)	Ratios are derived from "Best's Review/Preview - Property/Casualty" (January 2004 Edition).

As with other property and casualty insurers, AFG's operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, earthquakes, tornadoes, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. AFG generally seeks to reduce its exposure to such events through individual risk selection and the purchase of reinsurance. Total net losses to AFG's insurance operations from catastrophes were $17 million in 2003; $7 million in 2002 and $42 million in 2001. These amounts are included in the tables herein. AFG's catastrophe losses in 2001 included $25 million related to the terrorist attack on the World Trade Center.

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

AFG incurred no losses due to "acts of terrorism" in 2003. For 2004, AFG would have to sustain losses in excess of $244 million to be eligible for the reinsurance under TRIA. AFG believes that it is unlikely that its losses in the event of a terrorist act would be so significant as to exceed the deductible necessary to participate in the federal reinsurance. AFG generally seeks to limit its exposure to catastrophe losses including those arising from terrorist acts. AFG is complying with the obligations of TRIA to offer coverage but continues to review its business with consideration of the price it charges for such coverage, as well as through management of individual risk selection.

Specialty

General  The Specialty group emphasizes the writing of specialized insurance coverage where AFG personnel are experts in particular lines of business or customer groups. The following are examples of such specialty businesses:

Property and Transportation

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

Commercial Automobile	Markets customized insurance programs for various transportation operations (such as busses and trucks), and a specialized physical damage product for the trucking industry.
Specialty Casualty

Executive and Professional Liability	Markets coverage for attorneys, architects and engineers, and for directors and officers of businesses and not-for-profit organizations.

Umbrella and Excess Liability	Provides higher layer liability coverage in excess of primary layers.

Excess and Surplus	Specially designed insurance products offered to those that can't find coverage in standard markets.

Specialty Financial

Fidelity and Surety Bonds	Provides surety coverage for various types of contractors and public and private corporations and fidelity and crime coverage for government, mercantile and financial institutions.

Collateral Protection	Provides coverage for insurance risk management programs for lending and leasing institutions.

California Workers' Compensation

Workers' Compensation	Writes coverage for prescribed benefits payable to employees (principally in California) who are injured on the job.

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

The U.S. geographic distribution of the Specialty group's statutory direct written premiums in 2003 compared to 1999 is shown below. Amounts exclude business written under special arrangements on behalf of, and fully reinsured to, the purchasers of the divisions sold in 2003 and 1999.

	2003	1999		2003	1999
California	20.7%	26.3%	Oklahoma	2.6	3.3
Texas	8.7	7.8	New Jersey	2.6	2.5
Florida	5.8	4.4	Missouri	2.1	*
New York	5.0	5.7	Michigan	2.1	*
Illinois	4.4	4.0	Indiana	2.0	*
Ohio	3.0	2.2	Massachusetts	*	3.7
Georgia	2.9	2.0	North Dakota	*	2.1
Pennsylvania	2.8%	2.3%	Other	35.3	33.7
				100.0%	100.0%

(*) less than 2%

The following table sets forth a distribution of statutory net written premiums for AFG's Specialty group by NAIC annual statement line for 2003 compared to 1999.

	2003	1999
Other liability	29.0%	19.3%
Workers' compensation	16.5	18.7
Auto liability	8.8	9.3
Commercial multi-peril	7.7	9.8
Inland marine	6.9	13.3
Fidelity and surety	5.6	4.9
Collateral protection	5.3	2.7
Auto physical damage	4.8	4.5
Allied lines	3.8	5.9
Product liability	3.5	*
Ocean marine	3.4	3.7
General aviation	*	2.8
Other	4.7	5.1
	100.0%	100.0%

(*) less than 2%

The following table shows the performance of AFG's Specialty group insurance operations (dollars in millions):

	2003	2002	2001

Gross written premiums (a):
Property and Transportation	$1,142	$ 886	$ 742
Specialty Casualty	1,413	1,235	859
Specialty Financial	396	332	356
California Workers' Compensation	290	229	243
Other	2	31	36
	$3,243	$2,713	$2,236

Net written premiums:
Property and Transportation	$ 515	$ 413	$ 506
Specialty Casualty	679	609	512
Specialty Financial	302	255	247
California Workers' Compensation	271	219	236
Other	87	81	41
	$1,854	$1,577	$1,542(b)

GAAP combined ratio:
Property and Transportation	87.8%	90.1%	96.7%
Specialty Casualty	98.2	106.6	111.5
Specialty Financial	108.3	101.4	80.1
California Workers' Compensation	92.0	96.4	104.8

Total Specialty GAAP combined ratio	96.0%	98.4%	101.7%

Total Specialty statutory combined ratio	97.7%	100.1%	104.6%

Industry statutory combined ratio (c)	103.6%	107.7%	117.1%

(a)

Excludes the following premiums that were written under special arrangements on behalf of, and fully reinsured to, the purchasers of the Commercial lines and Japanese divisions: 2003 - $26 million; 2002 -$173 million; and 2001 - $143 million.

(b)	Before a reduction of $29.7 million for the unearned premium transfer related to the sale of the Japanese division.
(c)	Represents the commercial industry statutory combined ratio derived from "Best's Review/Preview - Property/Casualty" (January 2004 Edition).

Marketing  The Specialty group operations direct their sales efforts primarily through independent property and casualty insurance agents and brokers, although portions are written through employee agents. These businesses write insurance through several thousand agents and brokers and have approximately 450,000 policies in force.

Competition  These businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. They also compete with self-insurance plans, captive programs and risk retention groups. Due to the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Price, commissions and profit sharing terms are also important factors. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped AFG's Specialty group compete successfully.

Personal

The Personal group wrote primarily nonstandard private passenger automobile liability and physical damage insurance, and to a lesser extent, homeowners' insurance. AFG sold 61% of Infinity Property and Casualty Corporation in a February 2003 public offering and its remaining stake in Infinity in December 2003. In April 2003, AFG sold two of its subsidiaries that market automobile insurance directly to customers. The businesses sold in these transactions represented 92% of the Personal group's 2002 net written premiums.

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

AFG regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to reinsurers having more than $100 million in capital and A.M. Best ratings of "A-" or better. AFG further minimizes the credit risk of certain ceding arrangements by entering into the contracts on a "funds withheld" basis. Under "funds withheld" arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. As an alternative method to reduce credit risk, AFG has, on occasion, required reinsurers to secure recoverables due under reinsurance agreements by establishing letters of credit. Excluding Infinity, Mitsui and Ohio Casualty (discussed below), approximately half of AFG's total reinsurance recoverable (net, of funds withheld) at December 31, 2003, was with the following companies: American Re-Insurance Company, Swiss Reinsurance America Corporation, General Reinsurance Corporation, X.L. Reinsurance America, Inc., Employers Reinsurance Corporation, Converium Reinsurance North America, Inc., Berkley Insurance Company, Everest Reinsurance Company, Folksamerica Reinsurance Company, Transatlantic Reinsurance Company, and Hanover Reinsurance Company, Ltd.

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

	Retention	Reinsurance
Coverage	Maximum	Coverage(a)
California Workers' Compensation	$ 1.0	$149.0
Other Workers' Compensation	2.0	48.0
Commercial Umbrella	1.8	48.2
Property - General	2.0	28.0
Property - Catastrophe	10.0	110.0

(a)	Reinsurance covers substantial portions of losses in excess of retention.
However, in general, losses resulting from terrorism are not covered.

AFG also purchases facultative reinsurance providing coverage on a risk by risk basis, both pro rata and excess of loss, depending on the risk and available reinsurance markets.

Included in the balance sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were approximately $246 million on paid losses and LAE and $2.1 billion on unpaid losses and LAE at December 31, 2003. These amounts are net of allowances of approximately $42 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Premiums written for reinsurance ceded and assumed are presented in the following table (in millions):

	2003	2002	2001
Reinsurance ceded	$1,618	$1,693	$1,114
Reinsurance assumed - including
involuntary pools and associations	100	80	94

In connection with the transfer of a portion of GAI's personal lines business to Infinity in 2003 and the sales of the Japanese division to Mitsui in 2001 and the Commercial lines division to Ohio Casualty in 1998, Great American agreed to issue and renew policies related to the businesses transferred until each purchaser received the required approvals and licensing to begin writing business on their own behalf. The Infinity agreement is effective until January 1, 2006. The Mitsui and Ohio Casualty agreements ended at the end of 2003 and in early 2001, respectively. Under these agreements, Great American cedes 100% of these premiums to the respective purchaser. In 2003, 2002 and 2001, premiums of $122 million, $173 million and $143 million, respectively, were ceded under these agreements.

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

The following table presents the development of AFG's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years, excluding reserves of American Premier subsidiaries prior to 1995. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2003. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. For example, the percentage of the December 31, 2002 reserve liability paid in 2003 includes approximately 20 percentage points for reserves of Infinity at its sale date in February 2003.
	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Liability for unpaid losses
and loss adjustment expenses:
As originally estimated	$2,113	$2,187	$3,393	$3,404	$3,489	$3,305	$3,224	$3,192	$3,253	$3,400	$2,850
As re-estimated at
December 31, 2003	2,467	2,553	3,719	3,739	3,771	3,278	3,308	3,506	3,621	3,567	N/A

Liability re-estimated:
One year later	98.1%	95.9%	98.7%	100.9%	104.5%	97.8%	98.1%	105.1%	105.2%	104.9%
Two years later	94.1%	99.3%	98.5%	105.9%	104.6%	96.3%	100.1%	105.1%	111.3%
Three years later	97.4%	99.9%	103.9%	105.2%	102.9%	97.4%	99.0%	109.9%
Four years later	98.9%	109.4%	103.1%	103.6%	105.4%	96.0%	102.6%
Five years later	109.7%	109.0%	102.9%	106.9%	105.7%	99.2%
Six years later	108.8%	108.5%	106.8%	107.7%	108.1%
Seven years later	108.5%	115.3%	107.7%	109.8%
Eight years later	115.5%	116.4%	109.6%
Nine years later	116.6%	116.8%
Ten years later	116.8%

Cumulative deficiency
(redundancy):
Aggregate	16.8%	16.8%	9.6%	9.8%	8.1%	( 0.8%)	2.6%	9.9%	11.3%	4.9%	N/A
Excluding the 2002 A.P.
Green settlement charge
and special A&E charges
and reallocations in
1994, 1996, 1998 and 2001	( 7.2%)	( 4.1%)	( 2.8%)	( 0.2%)	( 1.8%)	( 4.8%)	( 1.4%)	5.8%	10.4%	4.9%	N/A

Cumulative paid as of:
One year later	25.2%	26.8%	33.1%	33.8%	41.7%	28.3%	34.8%	38.3%	33.6%	43.1%
Two years later	40.6%	42.5%	51.6%	58.0%	56.6%	51.7%	52.7%	52.2%	62.9%
Three years later	50.9%	54.4%	67.2%	66.7%	70.8%	62.4%	60.0%	71.4%
Four years later	59.1%	66.3%	72.0%	77.3%	78.6%	65.6%	72.5%
Five years later	68.0%	69.8%	80.4%	82.8%	81.1%	73.9%
Six years later	70.8%	80.0%	84.7%	84.6%	86.9%
Seven years later	80.6%	84.9%	86.0%	89.6%
Eight years later	85.1%	86.1%	90.3%
Nine years later	86.3%	89.2%
Ten years later	89.2%

The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
As originally estimated:
Net liability shown above	$2,113	$2,187	$3,393	$3,404	$3,489	$3,305	$3,224	$3,192	$3,253	$3,400	$2,850
Add reinsurance
recoverables	611	730	704	720	736	1,468	1,571	1,324	1,525	1,804	2,059
Gross liability	$2,724	$2,917	$4,097	$4,124	$4,225	$4,773	$4,795	$4,516	$4,778	$5,204	$4,909
As re-estimated at
December 31, 2003:
Net liability shown above	$2,467	$2,553	$3,719	$3,739	$3,771	$3,278	$3,308	$3,506	$3,621	$3,567
Add reinsurance
recoverables	958	1,024	1,122	1,137	1,217	1,785	1,933	1,758	1,913	1,949
Gross liability	$3,425	$3,577	$4,841	$4,876	$4,988	$5,063	$5,241	$5,264	$5,534	$5,516	N/A

Gross cumulative deficiency
(redundancy)	25.6%	22.7%	18.2%	18.2%	18.1%	6.1%	9.3%	16.6%	15.8%	6.0%	N/A

These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFG's $100 million special charge for A&E claims related to losses recorded in 2001, but incurred before 1993, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

Much of the adverse development in the tables is due to A&E exposures for which AFG has been held liable under general liability policies written years ago, even though such coverage was not intended. Other factors affecting development included higher than projected inflation on medical, hospitalization, material, repair and replacement costs. Additionally, changes in the legal environment, including changes in state insurance laws and regulations have influenced the development patterns over the past ten years.

The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2003 are as follows (in millions):

Liability reported on a SAP basis, net of $195 million
of retroactive reinsurance	$2,840
Additional discounting of GAAP reserves in excess
of the statutory limitation for SAP reserves	(13)
Reserves of foreign operations	15
Reinsurance recoverables, net of allowance	2,059
Reclassification of allowance for uncollectible
Reinsurance	8

Liability reported on a GAAP basis	$4,909

Asbestos and Environmental Reserves ("A&E")  In addressing asbestos and environmental reserves, the insurance industry typically includes claims relating to polluted waste sites and asbestos as well as other mass tort claims such as those relating to breast implants, repetitive stress on keyboards, lead, DES (a drug used in pregnancies years ago alleged to cause cancer and birth defects) and other latent injuries.

Establishing reserves for A&E claims is subject to uncertainties that are significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Management's Discussion and Analysis -"Uncertainties - Asbestos and Environmental-related Reserves", and "Special A&E Charge" and Note N - "Commitments and Contingencies" to the Financial Statements.

The survival ratio, which is an industry measure of A&E claim reserves, is derived by dividing reserves for A&E exposures by annual paid losses. At December 31, 2003, AFG's three year survival ratio (excluding Transport, which is expected to be sold in 2004 and amounts associated with the A.P. Green settlement) is approximately 11.9 times paid losses for the remaining asbestos reserves and 9.6 times paid losses for total A&E reserves. In October 2003, A.M. Best reported its estimate that the property and casualty insurance industry's three year survival ratio for A&E reserves was approximately 8.7 times paid losses at December 31, 2002.

The following table (in millions) is a progression of A&E reserves.

	2003	2002	2001

Reserves at beginning of year	$466.7	$446.8	$357.7
Incurred losses and LAE (a)	0.1	48.6	108.0
Paid losses and LAE	(43.5)	(28.7)	(28.1)
Reserves not classified as A&E prior to 2001:
Reserves	-	-	1.4
Allowance for uncollectible reinsurance
applicable to ceded A&E reserves	-	-	7.8
Reserves at end of year, net of
reinsurance recoverable (b)	423.3	466.7	446.8

Reinsurance recoverable, net of allowance	92.0	105.1	101.4

Gross reserves at end of year (b)	$515.3	$571.8	$548.2

(a) Includes $30 million in 2002 related to the settlement of the
A.P. Green asbestos litigation and a special charge of $100 million in 2001.
(b) Includes $51.9 million in 2003 in net reserves ($70.4 million gross) of
Transport Insurance Company, which is expected to be sold in 2004.

Annuity and Life Operations

General

AFG's annuity and life operations are conducted through Great American Financial Resources, Inc. ("GAFRI"), a holding company which markets retirement products, primarily fixed and variable annuities, and various forms of life and supplemental health insurance through the following subsidiaries which were acquired in the years shown. GAFRI and its subsidiaries employ approximately 1,500 persons.

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
Great American Life Assurance Company of Puerto Rico ("GAPR") - 1997
United Teacher Associates Insurance Company ("UTA") - 1999
Manhattan National Life Insurance Company ("MNL") - 2002

(*) Acquired from Great American Insurance.

Acquisitions in recent years have supplemented GAFRI's internal growth as the assets of the holding company and its operating subsidiaries have increased from $4.5 billion at the end of 1992 to $10.2 billion at the end of 2003. Premiums over the last three years were as follows (in millions):

Insurance Product	2003	2002	2001
Annuities	$ 869	$1,001	$ 751
Life and supplemental health	335	313	310
	$1,204	$1,314	$1,061

Annuities

GAFRI's principal retirement products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). Annuities are long-term retirement saving instruments that benefit from income accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest or earnings on the policy and pays out a benefit upon death, surrender or annuitization. FPDAs are characterized by premium payments that are flexible in both amount and timing as determined by the policyholder and are generally made through payroll deductions. SPDAs are generally issued in exchange for a one-time lump-sum premium payment.

The following table (in millions) presents combined financial information of GAFRI's principal annuity operations.

	2003	2002	2001
GAAP Basis
Total assets	$8,663	$8,014	$7,456
Fixed annuity benefits accumulated	6,492	6,111	5,632
Variable annuity liabilities	568	455	530
Stockholder's equity	1,220	1,139	1,023

Statutory Basis
Total assets	$7,889	$7,319	$6,896
Fixed annuity reserves	6,578	6,192	5,729
Variable annuity liabilities	568	455	530
Capital and surplus	515	419	388
Asset valuation reserve (a)	53	63	79
Interest maintenance reserve (a)	22	27	11

Fixed annuity receipts:
Flexible premium:
First year	$ 34	$ 29	$ 24
Renewal	114	106	105
	148	135	129
Single premium	556	639	392
Total fixed annuity receipts	$ 704	$ 774	$ 521

Variable annuity receipts:
Flexible premium:
First year	$ 9	$ 16	$ 30
Renewal	65	71	62
	74	87	92
Single premium	48	95	107
Total variable annuity receipts	$ 122	$ 182	$ 199

(a) Allocation of surplus.

Sales of annuities, including renewal premiums, are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments; (viii) performance of the equity markets and (ix) general economic conditions. At December 31, 2003, GAFRI had over 335,000 annuity policies in force.

Annuity contracts are generally classified as either fixed rate (including equity-indexed) or variable. The following table presents premiums by classification:

	2003	2002	2001
Premiums
Traditional fixed	85%	77%	68%
Variable	14	18	27
Equity-indexed	1	5	5
	100%	100%	100%

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

The majority of GAFRI's fixed annuity products permit GAFRI to change the crediting rate at any time, subject to minimum guarantee rates (as determined by applicable law). In the fourth quarter of 2003, GAFRI began issuing products with guaranteed minimum crediting rates of less than 3% in states where required approvals have been received. At December 31, 2003, less than 1% of annuity benefits accumulated related to these new policies. Approximately half of the annuity benefits accumulated relate to policies that have a minimum guarantee of 3%; the majority of the balance have a guarantee of 4%. Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in a spread compression, which could continue through at least 2004.

In addition to traditional fixed rate annuities, GAFRI offers variable annuities. Industry sales of such annuities increased substantially in the 1990's as investors sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured annuitant. Premiums directed to the variable options in policies issued by GAFRI are invested in funds maintained in separate accounts managed by various independent investment managers. GAFRI earns a fee on amounts deposited into variable accounts. Subject to contractual provisions, policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case GAFRI earns a spread on amounts deposited. With the downturn in the stock market during 2000 through 2002, industry-wide sales of variable annuities, including GAFRI's sales, have decreased substantially.

An equity-indexed fixed annuity provides policyholders with a crediting rate tied, in part, to the performance of an existing stock market index while protecting them against the related downside risk through a guarantee of principal. In 2002, GAFRI chose to suspend new sales of equity-indexed annuities due primarily to a lack of volume.

In 2003, 2002 and 2001, 19%, 15% and 17%, respectively, of GAFRI's annuity premiums came from California. In 2001, 13% of the annuity premiums came from Ohio. No other state accounted for more than 10% of premiums in those years.

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

GAFRI distributes its fixed rate products primarily through a network of 130 managing general agents ("MGAs") who, in turn, direct approximately 1,600 actively producing independent agents. The top 15 MGAs accounted for more than two-thirds of GAFRI's fixed rate annuity premiums in 2003. No one MGA represented more than 10% of total fixed annuity premiums in 2003. In addition, GAFRI offers all of its annuity product lines through financial institutions. Sales of annuities through financial institutions were approximately 3% of total annuity premiums in 2003.

In 2002, GAFRI exited the highly competitive single premium, non-qualified segment of the variable annuity market due primarily to insufficient returns and a lack of critical mass. GAFRI offers its variable annuity as an ancillary product solely through its fixed annuity sales channels. Nearly one-half of GAFRI's variable annuity sales in 2003 were made through a wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for GAFRI's variable annuity products.

Life and Supplemental Insurance

GAFRI offers a variety of life and supplemental health products through GALIC's life operations, MNL, Loyal, GAPR and UTA. This group produced $335 million of statutory premiums in 2003.

GALIC has offered traditional term, universal and whole life insurance products through national marketing organizations. Beginning in May 2004, GALIC will suspend new sales in this business due to inadequate volume and returns. GALIC will continue to service its in-force block of over 140,000 policies and $27 billion gross ($11 billion net) of life insurance in force.

GAFRI has reinsured 90% of MNL's business in force. While MNL is no longer writing new policies, as of December 31, 2003, it had approximately 75,000 life policies and $10 billion gross ($700 million net) of life insurance in force (primarily term life).

UTA offers a variety of supplemental health products and annuities through independent agents. UTA's principal health products include coverage for Medicare supplement, cancer and long-term care.

Loyal offers a variety of supplemental health and life products. The principal products sold by Loyal include cancer, accidental injury, short-term disability, hospital indemnity, universal life and traditional whole life. In 2001, Loyal reinsured a substantial portion of its life insurance business and reduced its marketing efforts in that line of business. In 2002, Loyal's remaining operations were combined with UTA's operations.

At year-end 2003, GAFRI's operating units writing supplemental insurance products had assets of more than $850 million and approximately 370,000 policies with annualized health premiums in force of more than $225 million and gross life insurance in force of $1.4 billion.

GAPR sells in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer, credit and group life products are sold through independent agents.

Independent Ratings

GAFRI's principal insurance subsidiaries are rated by A.M. Best and Standard & Poor's. In addition, GALIC is rated A+ (strong) by Fitch and A3 (good financial security) by Moody's. Such ratings are generally based on concerns of policyholders and agents and are not directed toward the protection of investors. Following are the ratings as of March 1, 2004:

Standard
	A.M. Best	& Poor's
GALIC	A (Excellent)	A-(Strong)
AILIC	A (Excellent)	A-(Strong)
Loyal	A (Excellent)	Not rated
UTA	A-(Excellent)	Not rated
GAPR	A (Excellent)	Not rated

GAFRI believes that the ratings assigned by independent insurance rating agencies are important because potential policyholders often use a company's rating as an initial screening device in considering annuity products. GAFRI believes that (i) a rating in the "A" category by A.M. Best is necessary to successfully market tax-deferred annuities to public education employees and other not-for-profit groups and (ii) a rating in the "A" category by at least one rating agency is necessary to successfully compete in other annuity markets.

GAFRI's operations could be materially and adversely affected by ratings downgrades. In connection with recent reviews by independent rating agencies, management indicated that it intends to maintain lower ratios of debt to capital than it has in recent years and intends to maintain the capital of its significant insurance subsidiaries at levels currently indicated by the rating agencies as appropriate for the current ratings. Items which could adversely affect capital levels include (i) a sustained decrease in the stock market; (ii) a significant period of low interest rates and a resulting significant narrowing of annuity "spread" (the difference between earnings received by GAFRI on its investments less amount credited to policyholders' annuity accounts); (iii) investment impairments; (iv) adverse mortality, and; (v) higher than planned dividends paid due to liquidity needs of GAFRI's holding companies.

Competition

GAFRI's insurance companies operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders and agents; (v) product design (including interest rates credited and premium rates charged); (vi) commissions; and (vii) number of school districts a company has approval to sell in. Since policies are marketed and distributed primarily through independent agents (except at GAPR), the insurance companies must also compete for agents.

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

	2003	2002	2001	2000	1999
Cash and Short-term Investments	4.3%	6.4%	4.5%	3.8%	3.5%
Fixed Maturities - Available-for-sale:
U.S. Government and Agencies	10.2	10.3	8.4	4.8	4.9
State and Municipal	7.0	4.5	3.4	3.7	2.6
Public Utilities	7.7	7.7	6.5	5.6	5.0
Mortgage-Backed Securities	24.5	23.7	22.4	23.2	21.7
Corporate and Other	37.6	41.2	47.9	50.7	53.7
Redeemable Preferred Stocks	.5	.5	.4	.5	.6
	87.5	87.9	89.0	88.5	88.5
Fixed Maturities - Trading	1.4	-	-	-	-
Other Stocks, Options and Warrants	3.3	2.2	2.6	3.4	3.7
Policy Loans	1.6	1.6	1.7	1.9	1.9
Real Estate and Other Investments	1.9	1.9	2.2	2.4	2.4
	100.0%	100.0%	100.0%	100.0%	100.0%

Yield on Fixed Income Securities (a):
Excluding realized gains and losses	6.2%	7.2%	7.6%	7.7%	7.7%
Including realized gains and losses	6.6%	6.6%	7.5%	7.4%	7.6%

Yield on Stocks (a):
Excluding realized gains and losses	6.5%	5.4%	4.5%	5.0%	5.9%
Including realized gains and losses	10.1%	(4.6%)	(.3%)	3.9%	20.7%

Yield on Investments (a)(b):
Excluding realized gains and losses	6.2%	7.1%	7.6%	7.6%	7.7%
Including realized gains and losses	6.6%	6.5%	7.4%	7.4%	7.9%

(a) Based on amortized cost; excludes effects of changes in unrealized gains.
(b) Excludes "Real Estate and Other Investments".

The table below compares total returns on AFG's fixed income and equity securities to comparable public indices. While there are no directly comparable indices to AFG's portfolio, the two shown below are widely used benchmarks in the industry. Both AFG's performance and the indices include changes in unrealized gains and losses.
	2003	2002	2001	2000	1999

Yield on AFG's fixed income securities	6.3%	9.2%	8.8%	9.8%	1.6%
Lehman Universal Bond Index	5.8%	9.8%	8.1%	10.8%	0.2%

Yield on AFG's equity securities	45.7%	(4.6%)	(46.3%)	18.1%	1.8%
Standard & Poors 500 Index	28.7%	(22.1%)	(11.9%)	(9.1%)	21.0%

Fixed Maturity Investments

AFG's bond portfolio is invested primarily in taxable bonds. The NAIC assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFG's bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 2003 (dollars in millions).

NAIC		Amortized	Market Value
Rating	Comparable S&P Rating	Cost	Amount	%

1	AAA, AA, A	$ 8,927	$ 9,135	75%
2	BBB	2,039	2,147	18
	Total investment grade	10,966	11,282	93
3	BB	321	340	3
4	B	310	326	3
5	CCC, CC, C	93	113	1
6	D	34	41	*
	Total noninvestment grade	758	820	7
	Total	$11,724	$12,102	100%

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

Equity Investments

At December 31, 2003, AFG held $455 million in stocks; approximately 50% represents an investment in Provident Financial Group, Inc., a Cincinnati-based commercial banking and financial services company. Such an equity investment, because of its size, may not be as readily marketable as the typical small investment position. Alternatively, a large equity position may be attractive to persons seeking to control or influence the policies of a company. In February 2004, Provident announced that it was being acquired by National City Corporation. If this transaction is completed, AFG will receive 8.1 million shares ($290 million market value at March 1, 2004) of National City in exchange for its investment in Provident.

Foreign Operations

AFG sells life and supplemental health products in Puerto Rico and property and casualty products in Mexico, Canada and Europe. Less than 4% of AFG's revenues and costs and expenses are derived from sources outside of the United States.

Regulation

AFG's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed and prior approval of the applicable insurance regulatory authorities generally is required for any such transaction which may be deemed to be material or extraordinary. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2004 from its insurance subsidiaries without seeking regulatory clearance is approximately $181 million.

Changes in state insurance laws and regulations have the potential to materially affect the revenues and expenses of the insurance operations. For example, in the mid-1990s, workers' compensation insurance premium rates were adversely affected by the introduction of an open rating law. The effects of this law as well as a deterioration in loss experience led to significant rate increases which prompted the California Legislature to enact workers' compensation legislation in 2003 that focused primarily on limiting certain medical provider fees in order to reduce but not eliminate increasing costs to employers and insurers. Projected savings from this legislation, however, are to be taken into account in setting new rates in 2004. The California Insurance Commissioner has recommended a decrease in workers' compensation rates of 14.9%, which was higher than was anticipated at the time the legislation was enacted. The impact to the company is uncertain because the Insurance Department has not yet finalized the regulations and procedures implementing the legislation. The Company is unable to predict whether or when other state insurance laws or regulations may be adopted or enacted or what the impact of such developments would be on the future operations and revenues of its insurance businesses.

Most states have created insurance guaranty associations to provide for the payment of claims of insurance companies that become insolvent. Annual assessments for AFG's insurance companies have not been material.

The NAIC is an organization which is comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. The NAIC model law for Risk Based Capital applies to both life and property and casualty companies. The risk-based capital formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer's total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called "mandatory control level". At December 31, 2003, the capital ratios of all operating AFG insurance companies substantially exceeded the risk-based capital requirements.

The federal fiscal year budget for 2005 contains several proposals designed to increase private savings by simplifying and consolidating current retirement savings vehicles. Included is one proposal to consolidate 401(k), 403(b) and governmental 457 plans, as well as certain other retirement accounts, into one plan. It is too early to predict the specific proposals which might be included in any legislation to be introduced, whether such legislation would become law, or their impact if adopted.

Various competitors, schools and other entities have proposed measures that would restrict product designs and the number of companies qualified to sell annuities to teachers. In addition, certain school districts have proposed charging policy fees to annuity providers. While efforts in these areas have been largely unsuccessful to date, widespread acceptance of such measures could negatively impact

GAFRI's annuity operations to the extent GAFRI's access to school districts is limited or reduced, and to the extent policy fees are not recovered by GAFRI.

ITEM 2

Properties

Subsidiaries of AFG own several buildings in downtown Cincinnati. AFG and its affiliates occupy about three-fourths of the aggregate 675,000 square feet of commercial and office space.

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

American Premier is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on American Premier for hazardous waste or discharge remediation costs at certain railroad sites formerly owned by its predecessor, Penn Central Transportation Company ("PCTC"), and at certain other sites where hazardous waste or discharge allegedly generated by PCTC's railroad operations and APU's former manufacturing operations is present. It is difficult to estimate American Premier's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, American Premier believes that its accruals for potential environmental liabilities are adequate to cover the probable amount of such liabilities, based on American Premier's estimates of remediation costs and related expenses and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to American Premier and are subject to future change as additional information becomes available. American Premier seeks reimbursement from certain insurers for portions of whatever remediation costs it incurs.

As previously reported, Great American Insurance Company and certain other insurers were parties to asbestos-related coverage litigation under insurance policies issued during the 1970's and 1980's to Bigelow-Liptak Corporation and related companies, subsequently known as A.P. Green Industries, Inc. ("A.P. Green"). These claims alleged that the refractory materials manufactured, sold or installed by A.P. Green contained asbestos and resulted in bodily injury from exposure to asbestos. A.P. Green sought to recover defense and indemnity expenses related to those claims from a number of insurers, including Great American, and in an effort to maximize coverage asserted that Great American's policies were not subject to aggregate limits on liability, and that each insurer was liable for all sums that A.P. Green became legally obliged to pay.

In February 2002, A.P. Green filed petitions for bankruptcy under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania (In Re Global Industrial Technologies, Inc., et al, filed February 14, 2002).

In February 2003, Great American Insurance Company entered into an agreement for the settlement of coverage litigation related to A.P. Green asbestos claims. The settlement is for $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest), all but $30 million of which will be covered by reserves established prior to September 30, 2002, and anticipated reinsurance recoverables. The remaining $30 million was recorded as of December 31, 2002. The agreement allows up to 10% of the settlement to be paid in AFG Common Stock. During the third quarter of 2003, a revised settlement agreement was executed and shortly thereafter approved by the Bankruptcy Court supervising the A.P. Green reorganization. The revised settlement agreement is conditioned upon confirmation of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies. No assurance can be made that all conditions will be met; no payments are required until completion of the process. If the conditions are not met, the outcome of this litigation will again be subject to the complexities and uncertainties associated with a Chapter 11 proceeding and asbestos coverage litigation. Fireman's Fund Insurance Company and Royal Insurance Company of America have filed Third Party Complaints in the United States Bankruptcy Court for the Western District of Pennsylvania for declaratory relief against Great American arising out of their ongoing coverage dispute with A.P. Green. The Parties seek a declaration of whether Great American and the other settling insurers owe any obligations to the non-settling insurers under doctrines of equitable subrogation, equitable contribution or equitable indemnity. This was not unexpected and provisions were included in Great American's settlement agreement with A.P. Green to address this contingency.

In October 2003, Republic Insurance Company of America, a wholly-owned subsidiary of AFG, entered into an agreement for the settlement of litigation brought in late 1994 by several medical groups. The lawsuit (NPI Medical Group, a California professional corporation, et al., v. State Compensation Insurance Fund, et al., Superior Court of California, County of Los Angeles) alleged antitrust violations by a number of California workers' compensation insurers, including Republic. While Republic believed it had significant defenses to these antitrust claims, in light of the risks resulting from certain adverse pretrial rulings, it concluded a settlement was in its best interest. The settlement was for $37.5 million, a portion of which was covered by reserves previously established. In September 2003, Republic recorded a $35.5 million charge to cover the balance of the settlement and remaining legal costs.

UTA was a defendant in the class action lawsuit (Peggy Berry, et al. v. United Teacher Associates Insurance Company, Travis County District Court, Case No. GN100461, filed February 11, 2001). The complaint sought unspecified damages based on the alleged misleading disclosure of UTA's interest crediting practices on its fixed rate annuities and various other allegations with respect to the marketing and administration of those annuities. This case was settled based on the agreement of UTA to make certain changes in its business practices with respect to fixed annuities and to pay the attorneys' fees of counsel for the plaintiffs. Settlement of this matter did not have a material impact on UTA or its financial results.

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

	2003		2002
	High	Low	High	Low

First Quarter	$24.21	$18.00	$28.81	$22.85
Second Quarter	23.90	19.27	30.30	22.51
Third Quarter	23.77	21.27	26.30	17.90
Fourth Quarter	26.70	21.68	24.80	20.82

There were approximately 13,300 shareholders of record of AFG Common Stock at March 1, 2004. In 2003 and 2002, AFG declared and paid quarterly dividends of $.125 per share. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

Equity Compensation Plan Information

The following reflects certain information about shares of AFG Common Stock authorized for issuance (at December 31, 2003) under compensation plans.
Number of securities
available for future
	Number of securities		issuance under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
Equity Compensation Plans	outstanding options	outstanding options	reflected in column (a))
	(a)	(b)	(c)
Approved by shareholders	7,715,656	$26.56	4,193,536 (1)
Not approved by
shareholders	none	n/a	494,560 (2)

(1) Includes options exercisable into 1.9 million shares available for issuance under AFG's
Stock Option Plan, 2.2 million shares issuable under AFG's Employee Stock Purchase Plan and 73,537 shares issuable under AFG's Nonemployee Directors' Compensation Plan.

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

ITEM 6

Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).
	2003	2002	2001	2000	1999
Earnings Statement Data:
Total Revenues	$3,360	$3,745	$3,919	$3,816	$3,360
Operating Earnings Before Income Taxes	301	176	86	110	302
Earnings (Loss) from Continuing Operations	321	124	15	(47)	147
Discontinued Operations (b)	(33)	1	(20)	-	-
Extraordinary Items	-	-	-	-	(2)
Cumulative Effect of Accounting Changes (a)	6	(40)	(10)	(9)	(4)
Net Earnings (Loss)	294	85	(15)	(56)	141

Basic Earnings (Loss) Per Common Share:
Earnings (Loss) from Continuing Operations	$4.53	$1.80	$.22	($.79)	$2.45
Net Earnings (Loss) Available to Common Shares	4.14	1.23	(.22)	(.95)	2.37

Diluted Earnings (Loss) Per Common Share:
Earnings (Loss) from Continuing Operations	$4.51	$1.79	$.22	($.79)	$2.43
Net Earnings (Loss) Available to Common Shares	4.12	1.22	(.22)	(.95)	2.35

Cash Dividends Paid Per Share of
Common Stock	$.50	$.50	$1.00	$1.00	$1.00

Ratio of Earnings to Fixed Charges (c):
Including Annuity Benefits	1.69	1.36	1.13	1.18	1.71
Excluding Annuity Benefits	3.71	2.40	1.49	1.63	3.36

Balance Sheet Data:
Total Assets	$20,197	$19,505	$17,402	$16,416	$16,054
Long-term Debt:
Holding Companies	586	648	609	585	493
Subsidiaries	251	297	271	195	240
Minority Interest	188	471	455	508	489
Shareholders' Equity	2,076	1,726	1,498	1,549	1,340

(a)	Reflects the implementation in the following years of accounting changes mandated by recently enacted accounting standards:
2003 - FIN 46 (Consolidation of Variable Interest Entities)
2002 - SFAS #142 (Goodwill and Other Intangibles)
2001 - EITF 99-20 (Asset-backed Securities)
2000 - SFAS #133 (Derivatives)
1999 - SOP 98-5 (Start-up Costs)

(b)	Reflects the results of Transport Insurance Company which is expected to be sold in 2004.

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

____________________________________________________________________________________

INDEX TO MD&A
	Page		Page
General	24	Results of Operations	35
Overview	24	General	35
Critical Accounting Policies	25	Income Items	35
Liquidity and Capital Resources	25	Expense Items	41
Ratios	25	Other Items	42
Sources of Funds	26	Recent Accounting Standards	43
Contractual Obligations	26
Investments	27
Uncertainties	30

____________________________________________________________________________________

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

OVERVIEW

Financial Condition

AFG strengthened its capital and liquidity during 2003 with shareholders' equity growing by more than $350 million (20%) to $2.1 billion. Nearly half of this increase resulted from the elimination of a deferred tax liability following the merger of AFG and two subsidiary holding companies in November. In the merger, AFG issued 3.3 million common shares to retire all $72 million of voting preferred stock of the subsidiary holding company, American Financial Corporation, thereby reducing annual dividends by over $4 million.

AFG and its subsidiaries completed several major cash transactions in 2003, including the following:

  AFG received $186 million on the February initial public offering of 61% of Infinity Property and Casualty, a former subsidiary engaged primarily in nonstandard automobile insurance.
  AFG received $55 million in July 2003 from Infinity's repayment of a Note.
  AFG sold its remaining interest in Infinity for $214 million in December.
  AFG issued over $300 million in public debt in 2003 and repaid nearly $400 million in bank debt during the year.

In addition, AFG and its subsidiaries issued just over $200 million in debt during the first quarter of 2004 and used the proceeds primarily to retire higher coupon trust preferred securities.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance and in the sale of retirement annuities, life and supplemental health insurance products. With the sale of Infinity, AFG narrowed the focus of its property and casualty business to its specialized commercial products for businesses.

The property and casualty business is cyclical in nature with periods of high competition resulting in low premium rates, sometimes referred to as a "soft market" or "downcycle" followed by periods of reduced competition and higher premium rates, referred to as a "hard market" or "upcycle." The 1990's were a soft market period; prices started to harden in 2000 and accelerated significantly following the terrorist attacks in 2001. Rates have continued to rise into 2004, although the increases have moderated somewhat during the latter part of 2003.

As discussed in the following pages under "Results of Operations," the profitability of AFG's property and casualty business improved during the hard market despite the negative impact of adverse development on prior year claims and lower yields on newly invested funds.

The operating results of AFG's annuity, life and health business were negatively impacted in 2003 by the continued narrowing of spreads in its fixed annuity operations. This spread narrowing was partially offset by improved results in the other annuity, life and health operations.

AFG's net earnings for 2003 were $294 million ($4.12 per share). Included in net earnings were the following items, net of tax and minority interest:

  Tax benefits of $141.5 million related primarily to the elimination of deferred tax reserves in connection with the merger of parent company subsidiaries.
  Net realized gains of $50.8 million on the sale of securities, subsidiaries and investees.
  Charge of $28.5 million for an arbitration decision relating to a 1995 property insurance claim.
  Litigation charge of $23.1 million for a settlement within the California workers' compensation insurance business.
  Impairment provision of $35.8 million (included in discontinued operations) related to the planned disposal of an inactive property and casualty subsidiary with approximately one-eighth of AFG's total asbestos and environmental liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio (at the parent holding company level) was approximately 21% at December 31, 2003, compared to 25% at December 31, 2002.

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.69 for the year ended December 31, 2003. Excluding annuity benefits, this ratio was 3.71 for 2003. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

The NAIC's model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2003, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements (the lowest capital ratio of any operating AFG subsidiary was 3.7 times its authorized control level RBC; weighted average of all AFG subsidiaries was 5.1 times).

Sources of Funds  AFG is organized as a holding company with almost all of its operations being conducted by subsidiaries. AFG, however, has continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends, and taxes. Funds to meet these obligations come primarily from dividend and tax payments from its subsidiaries.

Management believes AFG has sufficient resources to meet its liquidity requirements. If funds generated from operations, including dividends and tax payments from subsidiaries, are insufficient to meet fixed charges in any period, AFG would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

AFG's bank credit line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a three-year revolving facility for the remaining two-thirds. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. This credit agreement provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. About half of the net proceeds from the issuance of Senior Convertible Notes in June 2003 were used to repay borrowings under AFC's bank line. While the credit line provides up to $280 million of availability, there were no borrowings outstanding at December 31, 2003.

All debentures issued by AFG and GAFRI are rated investment grade by three nationally recognized rating agencies. In February 2004, AFG issued $115 million in 7-1/8% Debentures due 2034 under a shelf registration statement and called for redemption $95.5 million in 9-1/8% trust preferred securities. Under a currently effective shelf registration statement, AFG can issue up to an aggregate of $485 million in additional equity or debt securities. The shelf registration provides AFG with greater flexibility to access the capital markets from time to time as market and other conditions permit.

For statutory accounting purposes, equity securities of non-affiliates are generally carried at market value. At December 31, 2003, AFG's insurance companies owned publicly traded equity securities with a market value of $451 million. In addition, Great American Insurance Company owns GAFRI common stock with a market value of $626 million and a statutory carrying value of $438 million. Decreases in market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group's dividend-paying capability.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally compute tax provisions as if filing separate returns based on book taxable income computed in accordance with generally accepted accounting principles. The resulting provision (or credit) is currently payable to (or receivable from) AFG.

Contractual Obligations  At December 31, 2003, AFG's material contractual obligations in the next five years and for all years thereafter detailed by type of obligation were as follows (in millions):

		Within			More than
Contractual Obligations	Total	One Year	2-3 Years	4-5 Years	5 Years
Long-Term Debt	$ 837.5	$ 2.0	$30.7	$370.3	$434.5
Payable to Subsidiary Trusts	265.5	-	-	-	265.5
Operating Leases	117.5	36.1	47.0	21.1	13.3
Total	$1,220.5	$38.1	$77.7	$391.4	$713.3

The AFG Convertible Debentures issued in 2003 are included in the above table at the first put date (2008). AFG's Balance Sheet at December 31, 2003, includes estimated liabilities for claims and benefits payable related to its insurance operations. AFG expects operating cash flows to be sufficient to meet these obligations and also have marketable investments available for sale should the operating cash flows prove to be inadequate.

AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2003.

Investments   Approximately two-thirds of AFG's consolidated assets are invested in marketable securities. AFG's investment portfolio at December 31, 2003, contained $12 billion in "Fixed maturities" classified as available-for-sale and $455 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At December 31, 2003, AFG had pretax net unrealized gains of $377.8 million on fixed maturities and $196.4 million on other stocks. AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance.

AFG's goal is to maximize return on an ongoing basis rather than focusing on short-term performance.

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2003, the average life of AFG's fixed maturities was about 6-1/2 years.

Approximately 93% of the fixed maturities held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 2003. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

Investments in mortgage backed securities ("MBSs") represented approximately one-fourth of AFG's fixed maturities at December 31, 2003. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Due to the significant decline in the general level of interest rates in 2002 and 2003, AFG has experienced an increase in the level of prepayments on its MBSs; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Substantially all of AFG's MBSs are investment grade quality, with over 95% rated "AAA" at December 31, 2003.

Summarized information for the unrealized gains and losses recorded in AFG's balance sheet at December 31, 2003, is shown in the following table (dollars in millions). Approximately $95 million of available-for-sale "Fixed maturities" and $21 million of "Other stocks" had no unrealized gains or losses at December 31, 2003.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available-for-sale Fixed Maturities
Market value of securities	$8,845	$3,162
Amortized cost of securities	$8,395	$3,234
Gross unrealized gain (loss)	$ 450	($ 72)
Market value as % of amortized cost	105%	98%
Number of security positions	1,575	286
Number individually exceeding
$2 million gain or loss	11	1
Concentration of gains (losses) by
type or industry (exceeding 5% of
unrealized):
Gas and electric services	$ 59.7	($ 4.3)
Banks, savings and credit institutions	55.5	(1.6)
Mortgage-backed securities	45.7	(45.1)
State and municipal	28.5	(2.2)
Telephone communications	25.1	(0.1)
U.S. government and government agencies	24.4	(5.2)
Air transportation (generally collateralized)	6.9	(5.2)
Percentage rated investment grade	92%	96%

Other Stocks
Market value of securities	$ 393	$ 41
Cost of securities	$ 196	$ 42
Gross unrealized gain (loss)	$ 197	($ 1)
Market value as % of cost	201%	98%
Number individually exceeding
$2 million gain or loss	5	-

AFG's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $159 million of the $197 million in unrealized gains on other stocks at December 31, 2003.

The table below sets forth the scheduled maturities of AFG's available-for-sale fixed maturity securities at December 31, 2003, based on their market values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	with	With
	Unrealized	Unrealized
Maturity	Gains	Losses
One year or less	3%	- %
After one year through five years	29	10
After five years through ten years	40	16
After ten years	13	9
	85	35
Mortgage-backed securities	15	65
	100%	100%

AFG realized aggregate losses of $5.3 million during 2003 on $52.4 million in sales of fixed maturity securities (9 issues; 8 issuers) that had individual unrealized losses greater than $500,000 at December 31, 2002. Market values of seven of the issues increased an aggregate of $8.9 million from year-end 2002 to date of sale. The market value of the remaining two securities decreased $316,000 from year-end 2002 to the sale date.

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

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities

Securities with unrealized gains:
Exceeding $500,000 (290 issues)	$3,134	$281	110%
Less than $500,000 (1,285 issues)	5,711	169	103
	$8,845	$450	105%

Securities with unrealized losses:
Exceeding $500,000 (43 issues)	$1,164	($ 43)	96%
Less than $500,000 (243 issues)	1,998	(29)	99
	$3,162	($ 72)	98%

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at December 31, 2003

Investment grade with losses for:
One year or less (227 issues)	$2,953	($58)	98%
Greater than one year (17 issues)	90	(5)	95
	$3,043	($63)	98%

Non-investment grade with losses for:
One year or less (15 issues)	$ 22	($ 2)	92%
Greater than one year (27 issues)	97	(7)	93
	$ 119	($ 9)	93%

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

  whether the unrealized loss is credit-driven or a result of changes in market interest rates, the extent to which market value is less than cost basis,
  historical operating, balance sheet and cash flow data contained in issuer SEC filings, issuer news releases,
  near-term prospects for improvement in the issuer and/or its industry, industry research and communications with industry specialists, third party research and credit rating reports,
  internally generated financial models and forecasts,
  discussions with issuer management, and
  ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Net realized gains (losses) on securities sold and charges for "other than temporary" impairment on securities held were as follows (in millions):

	Net Realized
	Gains (Losses)	Charges for
	on Sales	Impairment	Other(a)	Total
2003	$117.1	($ 58.4)	$ 0.2	$58.9
2002	112.8	(179.4)	(12.4)	(79.0)
2001	89.1	(125.5) (b)	11.6	(24.8)
2000	(1.9)	(27.5)	2.6	(26.8)
1999	37.4	(19.4)	2.1	20.1

  Includes adjustments to carry derivatives at market and to reflect the impact of realized gains and losses on the amortization of deferred policy acquisition costs.
  Does not include $16.9 million writedown of certain collateralized debt obligations which was recorded as the cumulative effect of an adoption of an accounting change at April 1, 2001.

Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace resulting from the weakened economy and other factors.

Uncertainties  As more fully explained in the following paragraphs, management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and American Premier's contingencies arising out of its former operations.

Property and Casualty Insurance Reserves  The liability for unpaid losses and loss adjustment expenses ("LAE") was as follows (in millions):

	December 31,
	2003	2002
Specialty	$4,105	$3,712
Personal	243	838
Other lines (including asbestos
and environmental)	561	654
	$4,909	$5,204

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

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system which can eliminate the risk of actual ultimate results differing from such estimates. As shown in the reserve development table (loss triangle) on page 11, the original estimates of AFG's liability for losses and loss adjustment expenses, net of reinsurance, over the past 10 years have developed through December 31, 2003, to be deficient (for three years) by as much as 10.4% and redundant (for 7 years) by as much as 7.2% (excluding the effect of special charges for asbestos and environmental exposures). AFG believes this development illustrates the variability in factors considered in estimating its insurance reserves.

Quarterly reviews of unpaid loss and LAE reserves are prepared using standard actuarial techniques. These may include: Case Incurred Development Method; Paid Development Method; Bornhuetter-Ferguson Method; and Incremental Paid LAE to Paid Loss Methods. Generally, data is segmented by major product or coverage within product using countrywide data; however, in some situations data may be reviewed by state or region.

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

The settlement is for $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest), all but $30 million of which was covered by reserves established prior to September 30, 2002, and anticipated reinsurance recoverables for this matter. As a result, AFG recorded a $30 million pretax charge ($19.5 million after tax) in the fourth quarter of 2002. The agreement allows up to 10% of the settlement to be paid in AFG Common Stock.

The settlement has received the approval of the bankruptcy court supervising the reorganization of A.P. Green. It remains subject to the confirmation by the bankruptcy court of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies. This process should be completed in 2004. No assurance can be made that a plan of reorganization will be confirmed; no payments are required until completion of the process. If there is no plan confirmation, the outcome of this litigation will again be subject to the complexities and uncertainties associated with a Chapter 11 proceeding and asbestos coverage litigation.

The payments and reserve balances for asbestos, environmental and other mass torts were as follows (in millions):

	Net	Net
	Amounts	Reserve
	Paid in	Balance
	2003	12/31/03
Asbestos	$23.6	$278.7
Environmental	15.6	121.2
Other Mass Tort	4.3	23.4
Total	$43.5	$423.3

Nearly one-half of AFG's asbestos reserves relate to policies written by AFG subsidiaries. Claims from these policies generally are product oriented claims with only a limited amount of non-product exposures, and are dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants.

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

Other mass tort losses include lead, silica and various chemical exposures.

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

The following table provides information about AFG's "available for sale" fixed maturity investments at December 31, 2003 and 2002, that are sensitive to interest rate risk. The table shows principal cash flows (in millions) and related weighted average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-backed securities ("MBSs") and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

	December 31, 2003			December 31, 2002
	Principal			Principal
	Cash Flows	Rate		Cash Flows	Rate
2004	$ 647	7.19%	2003	$ 1,301	10.09%
2005	1,120	4.86	2004	848	8.31
2006	947	6.22	2005	1,035	7.05
2007	778	6.42	2006	1,135	6.69
2008	1,132	5.98	2007	1,158	6.12
Thereafter	6,994	5.89	Thereafter	5,939	6.13

Total	$11,618	5.94%		$11,416	6.88%

Fair Value	$12,102			$12,007

Equity Price Risk  Equity price risk is the potential economic loss from adverse changes in equity security prices. Although AFG's investment in "Other stocks" is less than 4% of total investments, one-half of "Other stocks" is invested in Provident Financial Group. In February 2004, Provident announced that it is being acquired by National City Corporation, one of the nation's largest banks. If this transaction is completed, AFG will receive 8.1 million shares (approximately 1%) of National City in exchange for its investment in Provident.

Annuity Contracts  Substantially all of GAFRI's fixed rate annuity contracts permit GAFRI to change crediting rates (subject to minimum interest rate guarantees of 3% to 4% per annum as determined by applicable law) enabling management to react to changes in market interest rates. Nonetheless, due to the drop in interest rates, GAFRI's spreads have narrowed and will likely continue to narrow through at least 2004. In the fourth quarter of 2003, GAFRI began to issue a portion of new business using a minimum interest guarantee of less than 3% in states where required approvals have been received. Actuarial assumptions used to estimate DPAC and annuity benefits, as well as GAFRI's ability to maintain spread, could be impacted if the current interest rate environment continues for an extended period and causes policyholder behavior to be altered.

Projected payments (in millions) in each of the subsequent five years and for all years thereafter on GAFRI's fixed annuity liabilities at December 31 were as follows.

								Fair
	First	Second	Third	Fourth	Fifth	Thereafter	Total	Value
2003	$610	$710	$870	$740	$690	$3,355	$6,975	$6,781
2002	550	610	740	810	700	3,044	6,454	6,284

Approximately half of GAFRI's fixed annuity liabilities at December 31, 2003, were two-tier in nature in that policyholders can receive a higher amount if they annuitize rather than surrender their policy, even if the surrender charge period has expired. At December 31, 2003, the average stated crediting rate on the inforce block of GAFRI's principal fixed annuity products was approximately 4.1%. The current stated crediting rates (excluding bonus interest) on new sales of GAFRI's products generally range from 2.8% to 3.3%. GAFRI estimates that its effective weighted-average crediting rate on its inforce business over the next five years will approximate 3.8%. This rate reflects actuarial assumptions as to (i) expected investment spread, (ii) deaths, (iii) annuitizations, (iv) surrenders and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be substantially offset by unrealized and realized gains on the call options purchased by GAFRI. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had a net effect of less than 1% of annuity benefits in 2003 and 2002. In 2002, GAFRI chose to suspend new sales of equity-indexed annuities due primarily to lack of volume.

Debt and Preferred Securities  The following table shows scheduled principal payments (in millions) on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter.

	December 31, 2003			December 31, 2002
	Scheduled			Scheduled
	Principal			Principal
	Payments	Rate		Payments	Rate
2004	*		2003	*
2005	$ 9.9	9.11%	2004	*
2006	18.6	6.74	2005	$ 10.1	9.09%
2007	75.3	7.13	2006	18.7	6.74
2008	289.9	4.99	2007	79.9	7.13
Thereafter	434.5	7.30	Thereafter	429.4	7.14

Total	$829.0	6.48%		$539.8	7.16%

Fair Value	$877.8			$504.2

(*) Less than $2 million.

The AFG Convertible Debentures issued in 2003 are included in the above table at the first put date (2008). In December 2003, GAFRI entered into an interest rate swap, effectively converting $40 million of its 6-7/8% fixed-rate Notes due in 2008 (included in the table above) to a floating rate (about 4.1% at December 31, 2003).

At December 31, 2002, AFG and GAFRI had a total of $396.6 million outstanding under their variable rate bank lines (2.8% weighted average interest rate at December 31, 2002). No amounts were borrowed under the bank lines at December 31, 2003.

There were $265 million and $242 million of subsidiary trust preferred securities with a weighted average interest rate of 8.74% and 9.09% outstanding at December 31, 2003 and 2002, respectively. Although none of these are scheduled for maturity or mandatory redemption during the next five years, approximately $190 million were redeemed in the first quarter of 2004. Under Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), which AFG implemented as of December 31, 2003, AFG was required to deconsolidate the wholly-owned subsidiary trusts that issued these securities because they are "variable interest entities" in which AFG is not considered to be the primary beneficiary. These subsidiary trusts were formed to issue the preferred securities and, in turn, purchase a like amount of subordinated debt from their parent company, which provides interest and principal payments to fund the respective trust obligations. Accordingly, at December 31, 2003, the subordinated debt due the trusts is shown as a liability in the Balance Sheet. Prior to that date, the subsidiary trust preferred securities were included in minority interest in the Balance Sheet.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 2003

General  The following table shows AFG's net earnings and diluted earnings per share as stated in the Statement of Operations as well as the after-tax effect of other items included in these GAAP measures that are listed below to assist investors in analyzing their impact on the trend in operating results (in millions, except per share amounts):

	2003	2002	2001

Net earnings (loss)	$293.8	$84.6	($14.8)
After tax income (expense) items included in
net earnings:
Arbitration settlement	(28.5)	-	-
Litigation settlements	(23.1)	(19.5)	-
Special tax benefits	141.5	31.0	-
A&E charge and WTC losses	-	-	(61.1)
Net earnings (losses) from investee corporations	9.1	(9.0)	(16.5)
Realized investment gains (losses)	50.8	(44.7)	(13.1)
Discontinued operations	(33.6)	1.4	(19.9)
Cumulative effect of accounting changes	6.3	(40.4)	(10.0)

Diluted per share amounts:
Net earnings (loss)	$4.12	$1.22	($ .22)
Arbitration settlement	(.41)	-	-
Litigation settlements	(.33)	(.28)	-
Special tax benefits	2.01	.44	-
A&E charge and WTC losses	-	-	(.90)
Investee corporations	.13	(.13)	(.24)
Realized investment gains (losses)	.73	(.64)	(.19)
Discontinued operations	(.48)	.02	(.29)
Cumulative effect of accounting changes	.09	(.59)	(.15)

In addition to the effects of items shown in the table above, net earnings increased in 2003 as improved underwriting results more than offset a decline in the fixed annuity operations. Net earnings increased in 2002 primarily due to significantly improved underwriting results and income from the sale of real estate, partially offset by reduced earnings in the annuity and life operations. Net earnings for 2001 include goodwill amortization expense of $13.7 million ($.20 per share).

Property and Casualty Insurance - Underwriting  AFG's property and casualty group has consisted of two major business groups: Specialty and Personal. See Note B, "Acquisitions and Sales of Subsidiaries," to the Financial Statements for a discussion of the sale of nearly all of the Personal group.

The Specialty group includes a highly diversified group of business lines. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, fidelity and surety bonds, commercial auto, collateral protection, umbrella, and excess and surplus coverages.

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

For certain lines of business and products where the credibility of the range of loss estimates is less certain (primarily many of the various specialty businesses listed above), management believes that it is prudent and appropriate to use conservative assumptions until such time as the data, experience and projections have more credibility, as evidenced by data volume, consistency and maturity of the data. While this practice mitigates the risk of adverse development on this business, it does not eliminate it.

While AFG desires and seeks to earn an underwriting profit on all of its business, it is not always possible to do so. As a result, AFG attempts to expand in the most profitable areas and control growth or even reduce its involvement in the least profitable ones.

Over the last several years, AFG has been realigning its property and casualty business mix and focusing on rate adequacy in order to improve its operating profitability. Management has continued to direct capital in order to take advantage of certain specialty market opportunities. Management believes these actions have been successful and that the current mix of specialty businesses positions the company for solid growth and continuing improved profitability in the foreseeable future.

AFG's combined ratio has been better than the industry average for seventeen of the last eighteen years and excluding AFG's special A&E charges, for all eighteen years. Management believes that AFG's insurance operations have performed better than the industry as a result of product line diversification and stringent underwriting discipline.

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	2003	2002	2001
Gross Written Premiums (GAAP)
Specialty:
Property and Transportation	$1,142	$ 886	$ 742
Specialty Casualty	1,413	1,235	859
Specialty Financial	396	332	356
California Workers' Compensation	290	229	243
Other	2	31	36
Total Specialty	3,243	2,713	2,236
Personal (a)	265	1,222	1,284
	$3,508	$3,935	$3,520
Net Written Premiums (GAAP)
Specialty:
Property and Transportation	$ 515	$ 413	$ 506
Specialty Casualty	679	609	512
Specialty Financial	302	255	247
California Workers' Compensation	271	219	236
Other	87	81	41
Total Specialty	1,854	1,577	1,542
Personal (a)	158	837	1,040
	$2,012	$2,414	$2,582
Combined Ratios (GAAP)
Specialty:
Property and Transportation	87.8%	90.1%	96.7%
Specialty Casualty	98.2	106.6	111.5
Specialty Financial	108.3	101.4	80.1
California Workers' Compensation	92.0	96.4	104.8
Total Specialty	96.0	98.4	101.7
Personal (a)	103.0	99.8	107.9
Aggregate (including discontinued lines)(b)	98.9%	101.0%	107.5%

(a) Includes the operations of Infinity through the sale date in mid-February
2003 and the direct auto business through its sale at the end of April 2003.
(b) Includes 2.3 points in 2003 for the effect of an arbitration decision relating to a claim arising from a business in runoff, 1.2 points for
2002 relating to the A. P. Green asbestos litigation charge and 3.6 points for 2001 relating to the A&E charge and the attack on the World Trade
Center.

As shown in Note P under "Insurance Reserves," AFG's property and casualty operations recorded loss development of $167 million in 2003, $171 million in 2002 and $163 million in 2001 related to prior accident years. Major areas of adverse development were as follows (in millions):

	2003	2002	2001
Property and transportation	$ 32	$ 19	$ 10
Specialty casualty	82	78	48
Personal lines	*	15	*
Arbitration settlement	44	-	-
Asbestos	-	49	108
Other	9	10	(3)
	$167	$171	$163

(*) Amounts are immaterial and included in Other.

The prior year development in Property and transportation related primarily to higher than anticipated frequency of claims in the 1993 through 2001 accident years for the homebuilders' liability business, which is in runoff.

Specialty casualty development includes amounts related to executive liability, other liability and excess casualty runoff. Executive liability development impacted 2001, 2002 and 2003 and resulted primarily from claim severity on directors' and officers' liability policy coverages for 1996 through 2000. Both settlement and defense costs related to shareholder lawsuits have increased beyond estimates. The development in other liability impacted both 2003 and 2002 reflecting an unexpected shift of judicial climate in some previously conservative states. Verdicts, judgments, and settlements have increased. The development in excess casualty runoff during 2002 reflects higher frequency of claims related to the 1999 and 2000 accident years. Excess casualty runoff development in 2001, and to a lesser extent in 2002, was affected by increased severity resulting from a rigorous claims review of case reserves established by former management.

In the personal lines, personal injury and uninsured motorist claims experienced increased severity. During 2002, claims remained open longer and settlement amounts were higher than in previous years.

The arbitration settlement represents a charge in the second quarter of 2003 for an unfavorable decision resulting from Great American's share of a 1995 property fire and business interruption claim. Great American was a 9.5% participant with a number of other companies in the insurance pool that insured the loss during the 1995 coverage year.

Asbestos development was due primarily to a charge of $30 million for the settlement of asbestos-related coverage in litigation in 2002 and the special $100 million A & E charge in 2001, which is discussed below. See "Uncertainties -
Asbestos and Environmental-related Reserves" for additional information about these claims.

2001 Special A&E Charge  During the third quarter of 2001, AFG recorded an A&E charge of $100 million after experiencing an increase in the number and severity of asbestos claims and observing the developments of adverse trends in the property and casualty insurance industry concerning asbestos losses. Of this charge, $31 million was recorded by Transport Insurance Company, which has been reclassified to discontinued operations. This charge, accompanied by a transfer of $36 million from excess reserves for other environmental claims, resulted in an increase of $136 million in asbestos reserves. For a discussion of uncertainties relative to asbestos and environmental claims, see "Uncertainties - Asbestos and Environmental-related Reserves".

Specialty  The Specialty group's gross written premiums increased approximately 20% for 2003 compared to 2002, reflecting the impact of continuing rate increases and volume growth in most of its businesses. Specialty rate increases averaged approximately 20% during 2003 and should be in the range of 5% to 8% in 2004. Net written premiums increased 18% in 2003 compared to 2002.

The Specialty group's combined ratio improved 2.4 points over 2002 reflecting rate increases partially offset by $16 million in higher prior year development in 2003.

The 29% growth in property and transportation gross written premiums reflects significant volume growth in the federal crop insurance program. In addition, the other property and transportation business experienced rate increases and volume growth in 2003. The 14% increase in gross written premium in specialty casualty primarily relates to rate increases. The 19% increase in specialty financial gross written premiums reflects rate increases as well as volume growth in the fidelity and crime products and certain collateral protection products. The 27% increase in California workers' compensation relates mostly to rate increases.

The 2.3 point improvement in property and transportation's combined ratio reflects rate increases, partially offset by $13 million in additional prior year development in 2003 compared to 2002. Specialty Casualty's 8.4 point combined ratio improvement is primarily due to rate increases.

The specialty financial combined ratio deterioration of 6.9 points is primarily a result of the decline in results related to the residual value products. Lower used car prices, dealer incentives on new cars and the volume of used cars available from expiring leases contributed to the deterioration in the residual value results. California workers' compensation combined ratio improved 4.4 points as rate increases and $10 million of benefit related to recently enacted legislation were partially offset by increased claim costs.

The Specialty group's gross written premiums increased 21% in 2002 compared to 2001, reflecting the effect of rate increases and the volume growth in certain businesses, partially offset by planned reductions in less profitable lines of business. Specialty rate increases averaged about 27% during 2002. Net written premiums increased 2% in 2002 compared to 2001 as strong growth in gross written premiums was offset by the impact of increased reinsurance coverage in certain lines.

Excluding the effect of the attack on the World Trade Center, the Specialty group's combined ratio improved 1.5 points for 2002. The improvement reflects strategic changes in the mix of specialty businesses and the impact of rate increases, partially offset by the effects of prior year loss development.

Personal  The Personal group results represent primarily Infinity's underwriting results through the public offering in mid-February 2003 and the direct-to-consumer auto business, which was sold in April 2003. AFG's remaining personal lines business generated about 3% of net written premiums in 2003 and 2002.

The Personal group's gross written premiums for 2002 decreased about 5% compared to 2001 due primarily to intentional reductions in new business volume in certain non-core markets and through the direct channel, partially offset by the effect of continuing rate increases and volume growth in target markets. Due primarily to rate increases and a reduction in marketing and media cost of the direct business, the Personal group's combined ratio improved by 8.1 points compared to 2001.

Life, Accident and Health Premiums and Benefits  The increase in life, accident and health premiums and benefits in 2003 and 2002 reflect the addition of new distribution sources for GAFRI's supplemental insurance products, partially offset in 2003 by lower sales of life insurance products. In addition, life, accident and health benefits for 2003 and 2002 reflect the effects of adverse mortality in GAFRI's life insurance operations.

Investment Income  Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Investment income decreased in 2003 compared to 2002 reflecting lower average yields on fixed maturity investments (due in part to an increase in tax-exempt bonds). Investment income increased in 2002 due primarily to higher average investment in fixed maturity securities, partially offset by lower average yields on those investments.

Gains (Losses) on Securities  Realized gains (losses) on sales of securities include provisions for other than temporary impairment of securities still held of $58.4 million in 2003, $179.4 million in 2002 and $125.5 million in 2001. Impairment charges in 2003 reflect primarily the downturn in the airline industry and writedowns of certain asset-backed securities. Impairment charges in 2002 and 2001 reflect primarily the downturn in the communications and airline industries and writedowns of certain asset-backed securities.

Realized gains (losses) on securities include losses of $1.1 million in 2003 and $11.9 million in 2002, and gains of $5.2 million in 2001 to adjust the carrying value of AFG's investment in warrants to market value under SFAS No. 133.

Gains (Losses) on Sales of Subsidiaries and Investees  During 2003, AFG recognized a gain of $56.5 million on the December 2003 sale of its remaining interest in Infinity which more than offset the $39.4 million loss it recognized when it sold a 61% interest in Infinity in February 2003. Additional net gains of $2.7 million were recognized in 2003 on the sale of three small insurance subsidiaries and the settlement of disputed amounts under a contract covering a prior year sale.

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

	2003	2002	2001
Other income	$96.5	$115.0	$102.6
Other operating and general expenses	73.7	71.7	64.9
Interest charges on borrowed money	2.3	2.6	2.3
Minority interest expense, net	1.9	1.1	3.7

Other income includes net pretax gains on the sale of real estate assets of
$10.3 million in 2003, $31.0 million in 2002 and $27.2 million in 2001.

Other Income

2003 compared to 2002  Other income increased $11.0 million (4%) in 2003 compared to 2002 due primarily to increased revenues earned by the Specialty group's growing warranty business and higher fee income in certain other specialty insurance operations, partially offset by the absence of income from Infinity (following its sale in mid-February)and decreased gains on the sale of real estate.

2002 compared to 2001  Other income increased $37.3 million (17%) in 2002 due primarily to higher income from real estate operations (including the effect of property sales and a hotel acquired in May 2002), increased fees earned by the Specialty group's new warranty business and higher fee income in certain other specialty insurance operations.

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

The majority of GAFRI's fixed annuity products permit GAFRI to change the crediting rate at any time subject to minimum interest rate guarantees (as determined by applicable law). Approximately half of the annuity benefits accumulated relate to policies that have a minimum guarantee of 3%; the majority of the balance has a guarantee of 4%. In states where required approvals have been received, GAFRI has begun issuing products with guaranteed minimum crediting rates of less than 3% beginning in the fourth quarter of 2003.

Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in a spread compression. Significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

Annuity and Life Acquisition Expenses  Annuity and life acquisition expenses include amortization of annuity and life, accident and health deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and life acquisition expenses also include amortization of the present value of future profits of businesses acquired.

2003 compared to 2002  The increase in annuity and life acquisition expenses in 2003 compared to 2002 reflects the continued narrowing of spreads in the fixed annuity operations and an increase in in-force policies, primarily in the annuities and supplemental insurance operations. Included in 2003 were $15.2 million in DPAC writeoffs related to spread narrowing.

2002 compared to 2001  The increase in annuity and life acquisition expenses in 2002 compared to 2001 reflects (i) a writeoff of DPAC; (ii) the amortization costs associated with GAFRI's purchase of MNL in June 2002 and (iii) higher commission expense due to GAFRI's growth in premiums. Included in 2002 and 2001 were DPAC writeoffs related to variable annuities of $13.5 million and $3.0 million, respectively, resulting from the actual performance of the equity markets and a reduction of assumed future returns. Included in 2002 is a DPAC writeoff of $4 million related primarily to adverse mortality in GAFRI's life operations. Partially offsetting the DPAC writeoffs in 2002 was a reduction of approximately $7 million in DPAC amortization on fixed annuities relating to decreases in crediting rates on certain fixed annuity products.

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

2003 compared to 2002  Interest expense decreased in 2003 primarily due to lower average indebtedness and lower interest charges on amounts due reinsurers.

2002 compared to 2001  Interest expense was virtually unchanged in 2002 as lower average rates on AFG's variable rate debt were substantially offset by higher average indebtedness and higher average payable to reinsurers balances.

Other Operating and General Expenses

2003 compared to 2002  Other operating and general expenses for 2003 include a third quarter pretax charge of $35.5 million related to an agreement to settle a lawsuit alleging antitrust violations by a number of California workers' compensation insurers including an AFG subsidiary. Excluding this charge, other operating and general expenses decreased 2% in 2003 compared to 2002 as the absence of expenses from Infinity (following its sale in mid-February) offset higher expenses in the Specialty group's growing warranty business.

2002 compared to 2001  Other operating and general expenses for 2001 include goodwill amortization of $13.7 million. Under SFAS No. 142, which was implemented January 1, 2002, goodwill is no longer amortized. Excluding 2001 goodwill amortization, other operating and general expenses increased $37.7 million (10%) in 2002. Expenses of the Specialty group's new warranty business, higher expenses in real estate operations (due primarily to the acquisition of a new hotel in May 2002) and higher expenses related to growth in certain other Specialty operations were partially offset by lower charges for environmental reserves related to former operations and lower technology-related expenses.

Income Taxes  The 2003 provision for income taxes includes a benefit of $136 million related to the AFG/AFC merger for the effect of the elimination of deferred tax liabilities associated with AFC's holding of AFG stock and reflects $5.5 million in tax benefits related to AFG's basis in Infinity stock. The 2002 provision for income taxes includes $31 million in tax benefits for the reduction of previously accrued amounts due to the resolution of certain tax matters. See Note K to the Financial Statements for more information on the effects of the AFG/AFC merger and an analysis of items affecting AFG's effective tax rate.

Investee Corporations

Infinity Property and Casualty Corporation  AFG's proportionate share ($12.2 million) of Infinity's earnings is included in equity in net earnings (losses) of investees for the period between the initial sale of 61% of Infinity in February 2003 and AFG's sale of its remaining shares in December 2003.

Start-up Manufacturing Businesses  Equity in earnings (losses) of investees also includes losses of two start-up manufacturing businesses that were formerly subsidiaries. Equity in net earnings (losses) of investees includes $3.1 million in 2003 compared to $3.6 million in 2002 and $2.9 million in 2001 in losses of one of these businesses. Investee losses in 2002 and 2001 include $5.4 million and $13.7 million (including litigation judgments of $4.7 million), respectively, in losses of the other manufacturing business, which sold substantially all of its assets in December 2002.

Cumulative Effect of Accounting Changes  Effective December 31, 2003, AFG implemented Interpretation No.46, "Consolidation of Variable Interest Entities." This interpretation sets forth the requirements for determining the status of entities that do not share economic risk and reward through typical equity ownership, but rather through contractual relationships that distribute economic risks and rewards among various parties. Once an entity is determined to be a VIE, it is required to be consolidated by the primary beneficiary, which is deemed to be the party that is exposed to a majority of the expected losses, or benefits from a majority of the expected residual returns, or both.

See Note A - "Accounting Policies" - "Managed Investment Entity" and "Payable to Subsidiary Trusts." The cumulative effect of implementing FIN 46 was an increase in income of $6.3 million.

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

Accounting
Standard	Subject of Standard (Year Implemented)	Reference
EITF 99-20	Asset-backed Securities (2001)	"Investments"
SFAS #141	Business Combinations (2001)	"Business Combinations"
SFAS #142	Goodwill and Other Intangibles (2002)	"Goodwill"
SFAS #144	Impairment or Disposal of Long-Lived
	Assets (2002)	"Discontinued Operations"
SFAS #148	Stock-based Compensation (2002)	"Stock-based Compensation"
FIN 46	Consolidation of Variable Interest	"Managed Investment Entity"/
	Entities (2003)	"Payable to Subsidiary Trust"
SFAS #133 B36	Embedded Derivatives in Reinsurance
	Contracts (2003)	"Reinsurance"

Other standards issued in recent years did not apply to AFG or had only negligible effects on AFG.

SOP 03-1  In July 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The most significant accounting implications to GAFRI of the SOP are as follows: (1) changing GAFRI's method for accounting for assets and liabilities related to two-tier annuities and persistency bonuses; (2) amortizing DPAC over the life of deferred annuity contracts excluding the annuitization phase; and (3) establishing an additional liability for guaranteed minimum death benefits for variable annuity contracts.

GAFRI will adopt the SOP effective January 1, 2004. Although interpretation of accounting for certain items covered by the SOP has not been finalized, the effect of initially adopting this SOP is expected to be less than 1% of AFG's equity and will be reported as a cumulative effect of a change in accounting principle in the 2004 results of operations. This effect results primarily from the change in accounting for persistency bonuses. GAFRI does not expect that the final amount will have a material adverse impact on the company.

ITEM 7A

Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8

Financial Statements and Supplementary Data
Page

Report of Independent Auditors	F-1

Consolidated Balance Sheet:
December 31, 2003 and 2002	F-2

Consolidated Statement of Operations:
Years ended December 31, 2003, 2002, and 2001	F-3

Consolidated Statement of Changes in Shareholders' Equity:
Years ended December 31, 2003, 2002, and 2001	F-4

Consolidated Statement of Cash Flows:
Years ended December 31, 2003, 2002, and 2001	F-5

Notes to Consolidated Financial Statements	F-6

"Selected Quarterly Financial Data" has been included in Note O to the
Consolidated Financial Statements.

Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.

ITEM 9A

Controls and Procedures

AFG's management, with participation of its Chief Executive Officer and Chief Financial Officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's CEO and CFO concluded that the controls and procedures are effective. There have been no significant changes in AFG's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

The information required by the following Items will be included in AFG's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year and is incorporated herein by reference.

        ITEM 10              Directors and Executive Officers of the Registrant

        ITEM 11              Executive Compensation

        ITEM 12              Security Ownership of Certain Beneficial Owners and Management and

                                  Related Stockholder Matters

        ITEM 13              Certain Relationships and Related Transactions

        ITEM 14              Principal Accountant Fees and Services

REPORT OF INDEPENDENT AUDITORS

Board of Directors

American Financial Group, Inc.

We have audited the accompanying consolidated balance sheet of American Financial Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes A and E to the consolidated financial statements, in 2002, the Company implemented Statement of Financial Accounting Standards No. 142, which required a change in the method of accounting for goodwill, and in 2003, the Company implemented FASB interpretation No. 46, which required a change in consolidation policy related to variable interest entities.

                                          ERNST & YOUNG LLP

Cincinnati, Ohio

February 12, 2004

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Thousands)

	December 31,
	2003	2002
Assets:
Cash and short-term investments	$ 593,552	$ 871,103
Investments:
Fixed maturities:
Available for sale - at market
(amortized cost - $11,724,181 and $11,549,710)	12,101,981	12,006,910
Trading - at market	195,390	-
Other stocks - at market
(cost - $258,466 and $174,645)	454,866	300,445
Policy loans	215,571	214,852
Real estate and other investments	266,435	257,731
Total cash and investments	13,827,795	13,651,041
Recoverables from reinsurers and prepaid
reinsurance premiums	3,131,775	2,866,780
Agents' balances and premiums receivable	502,458	708,327
Deferred acquisition costs	851,199	842,070
Other receivables	320,517	307,008
Assets of managed investment entity	424,669	-
Variable annuity assets (separate accounts)	568,434	455,142
Prepaid expenses, deferred charges and other assets	402,081	425,775
Goodwill	168,330	248,683

	$20,197,258	$19,504,826

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 4,909,109	$ 5,203,831
Unearned premiums	1,594,839	1,847,924
Annuity benefits accumulated	6,974,629	6,453,881
Life, accident and health reserves	1,018,861	902,393
Payable to reinsurers	408,518	508,718
Long-term debt:
Holding companies	586,051	648,410
Subsidiaries	250,811	296,771
Payable to subsidiary trusts (issuers of preferred
securities)	265,472	-
Liabilities of managed investment entity	406,547	-
Variable annuity liabilities (separate accounts)	568,434	455,142
Accounts payable, accrued expenses and other
liabilities	950,267	990,884
Total liabilities	17,933,538	17,307,954

Minority interest (including trust-issued preferred
securities at December 31, 2002)	187,559	471,024

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 73,056,085 and 69,129,352 shares outstanding	73,056	69,129
Capital surplus	1,035,784	923,042
Retained earnings	664,721	409,777
Unrealized gain on marketable securities, net	302,600	323,900
Total shareholders' equity	2,076,161	1,725,848

	$20,197,258	$19,504,826

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year ended December 31,
	2003	2002	2001
Income:
Property and casualty insurance premiums	$1,909,206	$2,402,600	$2,593,938
Life, accident and health premiums	331,887	305,647	280,122
Investment income	773,188	861,503	851,479
Realized gains (losses) on:
Securities	58,891	(78,968)	(24,776)
Subsidiaries and investees	19,824	(10,769)	170
Other investments	-	9,253	-
Other income	266,647	255,609	218,328
	3,359,643	3,744,875	3,919,261

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,353,177	1,812,495	2,047,057
Commissions and other underwriting expenses	534,161	614,062	741,026
Annuity benefits	294,940	300,966	294,654
Life, accident and health benefits	250,713	245,271	213,022
Annuity and life acquisition expenses	121,322	114,507	79,297
Interest charges on borrowed money	57,320	60,407	60,744
Other operating and general expenses	447,004	421,344	397,307
	3,058,637	3,569,052	3,833,107
Operating earnings before income taxes	301,006	175,823	86,154
Provision (benefit) for income taxes	(47,454)	17,117	20,471

Net operating earnings	348,460	158,706	65,683

Minority interest expense, net of tax	(36,393)	(26,149)	(34,070)
Equity in net earnings (losses) of investees,
net of tax	9,084	(8,990)	(16,550)
Earnings (loss) from continuing operations	321,151	123,567	15,063
Discontinued operations	(33,636)	1,433	(19,863)
Cumulative effect of accounting changes	6,300	(40,360)	(10,040)

Net Earnings (Loss)	$ 293,815	$ 84,640	($ 14,840)

Premium over stated value paid on redemption
of subsidiaries' preferred shares	(4,121)	-	-

Net earnings (loss) available to Common Shares	$ 289,694	$ 84,640	($ 14,840)

Basic earnings (loss) per Common Share:
Continuing operations	$4.53	$1.80	$.22
Discontinued operations	(.48)	.02	(.29)
Cumulative effect of accounting changes	.09	(.59)	(.15)
Net earnings (loss) available to Common Shares	$4.14	$1.23	($.22)

Diluted earnings (loss) per Common Share:
Continuing operations	$4.51	$1.79	$.22
Discontinued operations	(.48)	.02	(.29)
Cumulative effect of accounting changes	.09	(.59)	(.15)
Net earnings (loss) available to Common Shares	$4.12	$1.22	($.22)

Average number of Common Shares:
Basic	69,937	68,800	67,928
Diluted	70,272	69,203	68,368

Cash dividends per Common Share	$.50	$.50	$1.00

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars In Thousands)

		Common Stock		Unrealized
	Common	and Capital	Retained	Gain on
	Shares	Surplus	Earnings	Securities	Total

Balance at December 31, 2000	67,410,091	$ 965,654	$442,276	$140,600	$1,548,530

Net earnings (loss)	-	-	(14,840)	-	(14,840)
Change in unrealized	-	-	-	18,700	18,700
Comprehensive income					3,860

Dividends on Common Stock	-	-	(67,874)	-	(67,874)
Shares issued:
Exercise of stock options	65,335	1,522	-	-	1,522
Dividend reinvestment plan	85,105	1,806	-	-	1,806
Employee stock purchase plan	53,370	1,365	-	-	1,365
Retirement plan contributions	876,877	20,970	-	-	20,970
Deferred compensation distributions	331	9	-	-	9
Directors fees paid in stock	4,044	96	-	-	96
Shares acquired and retired	(3,543)	(51)	(49)	-	(100)
Tax effect of intercompany dividends	-	(6,400)	-	-	(6,400)
Capital transactions of subsidiaries	-	(4,215)	-	-	(4,215)
Other	-	(1,190)	-	-	(1,190)

Balance at December 31, 2001	68,491,610	$ 979,566	$359,513	$159,300	$1,498,379

Net earnings	-	$ -	$ 84,640	$ -	$ 84,640
Change in unrealized	-	-	-	164,600	164,600
Comprehensive income					249,240

Dividends on Common Stock	-	-	(34,367)	-	(34,367)
Shares issued:
Exercise of stock options	28,837	656	-	-	656
Dividend reinvestment plan	298,076	6,616	-	-	6,616
Employee stock purchase plan	45,869	1,143	-	-	1,143
Retirement plan contributions	260,040	6,589	-	-	6,589
Deferred compensation distributions	1,809	45	-	-	45
Directors fees paid in stock	3,904	96	-	-	96
Shares acquired and retired	(793)	(12)	(9)	-	(21)
Tax effect of intercompany dividends	-	(3,200)	-	-	(3,200)
Other	-	672	-	-	672

Balance at December 31, 2002	69,129,352	$ 992,171	$409,777	$323,900	$1,725,848

Net earnings	-	$ -	$293,815	$ -	$ 293,815
Change in unrealized	-	-	-	(21,300)	(21,300)
Comprehensive income					272,515

Dividends on Common Stock	-	-	(34,750)	-	(34,750)
Shares issued:
AFG/AFC merger	3,299,563	75,032	(4,048)	-	70,984
Exercise of stock options	35,000	771	-	-	771
Dividend reinvestment plan	165,428	3,412	-	-	3,412
Employee stock purchase plan	41,940	914	-	-	914
Retirement plan contributions	376,234	7,740	-	-	7,740
Deferred compensation distributions	3,300	71	-	-	71
Directors fees paid in stock	5,272	115	-	-	115
Shares acquired and retired	(4)	-	-	-	-
Elimination of tax effect of prior
intercompany dividends	-	34,000	-	-	34,000
Repurchase of trust preferred securities	-	-	(73)	-	(73)
Other	-	(5,386)	-	-	(5,386)

Balance at December 31, 2003	73,056,085	$1,108,840	$664,721	$302,600	$2,076,161

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)
	Year ended December 31,
	2003	2002	2001
Operating Activities:
Net earnings (loss)	$ 293,815	$ 84,640	($ 14,840)
Adjustments:
Cumulative effect of accounting changes	(6,300)	40,360	10,040
Equity in net (earnings) losses of investees	(9,084)	8,990	16,550
Minority interest	16,470	6,096	11,366
Depreciation and amortization	176,857	174,990	126,167
Annuity benefits	294,940	300,966	294,654
Realized (gains) losses on investing activities	(35,633)	49,093	(2,604)
Deferred annuity and life policy acquisition
costs	(148,247)	(170,194)	(137,724)
Increase in reinsurance and other receivables	(515,698)	(669,776)	(298,995)
Decrease (increase) in other assets	(85,511)	30,978	(16,211)
Increase in insurance claims and reserves	717,010	703,244	546,522
Increase (decrease) in payable to reinsurers	(21,398)	212,256	154,384
Increase in other liabilities	56,277	39,415	4,558
Other, net	16,002	1,252	28,650
	749,500	812,310	722,517
Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(8,013,349)	(6,199,022)	(3,827,768)
Equity securities	(147,836)	(16,583)	(9,071)
Subsidiary	-	(48,447)	-
Real estate, property and equipment	(29,699)	(53,639)	(90,111)
Maturities and redemptions of fixed maturity
investments	1,833,418	1,807,482	902,820
Sales of:
Fixed maturity investments	4,745,708	3,566,812	2,468,492
Equity securities	59,987	23,669	15,814
Subsidiaries and investees	461,386	-	40,395
Real estate, property and equipment	16,649	22,417	71,002
Cash and short-term investments of acquired
(former) subsidiaries, net	(112,666)	4,684	(134,237)
Collection of receivable from investee	55,000	-	-
Decrease (increase) in other investments	578	27,220	(7,827)
	(1,130,824)	(865,407)	(570,491)
Financing Activities:
Fixed annuity receipts	788,174	874,470	616,628
Annuity surrenders, benefits and withdrawals	(572,013)	(549,919)	(622,474)
Net transfers from (to) variable annuity assets	966	20,807	(363)
Additional long-term borrowings	337,208	224,560	242,613
Reductions of long-term debt	(454,775)	(159,926)	(143,840)
Issuances of Common Stock	1,516	1,608	2,582
Issuances of trust preferred securities	33,943	-	-
Repurchases of trust preferred securities	(11,322)	-	(75,000)
Subsidiary's issuance of stock in rights offering	10,632	-	-
Cash dividends paid on Common Stock	(31,338)	(27,834)	(66,068)
Other, net	782	(3,739)	(601)
	103,773	380,027	(46,523)

Net Increase (Decrease) in Cash and
Short-term Investments	(277,551)	326,930	105,503

Cash and short-term investments at beginning of
period	871,103	544,173	438,670

Cash and short-term investments at end of period	$ 593,552	$ 871,103	$ 544,173

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES

A.	Accounting Policies	J.	Shareholders' Equity
B.	Acquisitions and Sales of Subsidiaries	K.	Income Taxes
	and Investees	L.	Discontinued Operation
C.	Segments of Operations	M.	Equity in Earnings (Losses) of
D.	Investments		Investees
E.	Assets and Liabilities of Managed	N.	Commitments and Contingencies
	Investment Entity	O.	Quarterly Operating Results
F.	Goodwill and Other Intangibles	P.	Insurance
G.	Long-Term Debt	Q.	Additional Information
H.	Payable to Subsidiary Trusts	R.	Subsequent Event
I.	Minority Interest

_________________________________________________________________________________
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

  Subsidiary Realignment  Early in 2003, AFG began an analysis of alternatives to simplify its corporate structure and promote easier oversight, analysis and operation of its subsidiaries. As a result, mergers and a recapitalization were consummated. Committees of independent directors conducted the analyses with the counsel of recognized outside experts and approved each of the transactions. AFG merged with two of its subsidiaries, American Financial Corporation ("AFC") and AFC Holding Company with AFC's Series J Preferred stock being acquired and retired in exchange for approximately 3.3 million shares of AFG Common Stock (aggregate value of $75 million). In addition, approximately $170 million in deferred tax liabilities associated with AFC's holding of AFG stock were eliminated. As of January 31, 2004, American Premier Underwriters, Inc. ("APU", a wholly-owned subsidiary) paid an extraordinary dividend consisting of approximately two-thirds of its assets, including insurance subsidiaries, to its immediate parent, APU Holding Company, and retained sufficient assets to enable it to meet its estimated liabilities.

  Investments  Fixed maturity securities classified as "available for sale" are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Fixed maturities classified as "trading" are reported at fair value with changes in unrealized holding gains or losses during the period included in investment income. Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the creditworthiness of

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

  Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings (included in realized gains) and the cost basis of that investment is reduced.

  Derivatives  Derivatives included in AFG's Balance Sheet consist primarily of (i) the interest component of certain life reinsurance contracts (included in other liabilities), (ii) an interest rate swap (included in debt), and (iii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

  In December 2003, Great American Financial Resources, Inc. ("GAFRI"), an
  82%-owned subsidiary of AFG, entered into an interest rate swap, effectively converting the interest rate on $40 million of its 6-7/8% fixed rate Senior Notes to a floating rate based on LIBOR. The swap realigns GAFRI's mix of floating and fixed rate debt and has been designated a fair value hedge. The terms of the swap match those of the debt; therefore, the swap is considered to be (and is accounted for as) a 100% effective hedge. Both the swap and the hedged debt are adjusted for changes in fair value by offsetting amounts. Accordingly, since the swap is included with long-term debt in the Balance Sheet, the only effect on AFG's financial statements is that the interest expense on the hedged debt is recorded based on the variable rate.

  Managed Investment Entity  The Financial Accounting Standards Board ("FASB") issued revised Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("VIEs") in December 2003. FIN 46 sets forth the requirements for consolidating entities that do not share economic risk and reward through typical equity ownership, but rather through contractual relationships that distribute economic risks and rewards among various parties. Once an entity is determined to be a VIE, it is generally required to be consolidated by the primary beneficiary (the party with a majority of either the expected losses or residual rewards or both). Under FIN 46, AFG is considered to be the primary beneficiary of a collateralized debt obligation ("CDO") in which it owns subordinated notes (considered equity) representing approximately two-thirds of the CDO's equity (but less than 50% of the voting power) and 5% of the total notes issued by the CDO. Accordingly, AFG implemented FIN 46 effective December 31, 2003; the cumulative difference between accounting for the CDO as an investment and as a consolidated subsidiary at that date is shown in the Statement of Operations as the cumulative effect of an accounting change. Since AFG has no right to use the CDO assets and the CDO liabilities can be extinguished only by using CDO assets, the assets and liabilities of the CDO are shown separate from AFG's other assets and liabilities in the Consolidated Balance Sheet.

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

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Reinsurance  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFG's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers includes ceded premiums retained by AFG's property and casualty insurance subsidiaries under contracts to fund ceded losses as they become due. AFG's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding companies.

  GAFRI's subsidiaries cede life insurance policies to a third party on a funds withheld basis where GAFRI retains the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance (including realized gains and losses) of the retained assets. Effective October 1, 2003, GAFRI implemented SFAS No. 133 Implementation Issue B36 ("B36"). Under B36, these reinsurance contracts are considered to contain embedded derivatives (that must be marked to market) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. GAFRI determined that changes in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. As permitted under B36, GAFRI reclassified the securities related to these transactions from "available for sale" to "trading". The $16.1 million cumulative effect of marking to market the derivatives embedded in the payables at October 1, 2003, was offset by the initial effect of transferring the related securities from available for sale to trading. Beginning in the fourth quarter of 2003, the mark to market on the embedded derivatives offsets the investment income recorded on the mark to market of the related trading portfolios.

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

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  Variable Annuity Assets and Liabilities  Separate accounts related to variable annuities represent deposits invested in underlying investment funds on which GAFRI earns a fee. Investment funds are selected and may be changed only by the policyholder, who retains all investment risk.

  Premium Recognition  Property and casualty premiums are earned generally over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations. For traditional life, accident and health products, premiums are recognized as revenue when legally collectible from policyholders. For interest-sensitive life and universal life products, premiums are recorded in a policyholder account which is reflected as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses.

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

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Payable to Subsidiary Trusts (Issuers of Preferred Securities)  Under FIN 46, AFG is required to deconsolidate three wholly-owned subsidiary trusts because they are "variable interest entities" in which AFG is not considered to be the primary beneficiary. These subsidiary trusts were formed to issue preferred securities and, in turn, purchase a like amount of subordinated debt from their parent company which provides interest and principal payments to fund the respective trust obligations. Accordingly, the subordinated debt due to the trusts is shown as a liability in the Balance Sheet beginning December 31, 2003, and the related interest expense will be shown in the Statement of Operations as "interest on subsidiary trust obligations" beginning in the first quarter of 2004. Prior to these dates, these items were included in the Balance Sheet as minority interest and in the Statement of Operations as minority interest expense. Implementation of FIN 46 with respect to the preferred securities had no effect on earnings.

  Minority Interest  For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in AFG subsidiaries. For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFG subsidiaries. See "Payable to Subsidiary Trusts" above.

  Income Taxes  Prior to the AFG/AFC merger in November 2003, AFC filed consolidated federal income tax returns which included all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. Because holders of AFC Preferred Stock held in excess of 20% of AFC's voting rights, AFG (parent) and AFC Holding Company were not eligible to file consolidated returns with AFC, and therefore, filed separately. Following the AFG/AFC merger, AFG will file consolidated federal income tax returns, which will include the companies previously included in the AFC consolidated return.

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

  The following table illustrates the effect on net earnings (in thousands) and earnings per share had compensation cost been recognized and determined based on the "fair values" at grant dates consistent with the method prescribed by SFAS No. 123. See Note J "Shareholders' Equity" for further information on stock options.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  For SFAS No. 123 purposes, the "fair value" of $5.62 per option granted in 2003, $8.52 in 2002 and $8.18 in 2001 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 2%; expected volatility of 30% for 2003 and 2002 and 27% for 2001; risk-free interest rate of 3.6% for 2003, 4.9% for 2002 and 5.3% for 2001; and expected option life of 7.4 years. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value".

	2003	2002	2001

Net earnings (loss), as reported	$293,815	$84,640	($14,840)
Pro forma stock option expense, net of tax	(6,362)	(5,639)	(5,436)

Adjusted net earnings (loss)	$287,453	$79,001	($20,276)

Earnings per share (as reported):
Basic	$4.14	$1.23	($0.22)
Diluted	$4.12	$1.22	($0.22)

Earnings per share (adjusted):
Basic	$4.05	$1.15	($0.30)
Diluted	$4.04	$1.14	($0.30)

  Benefit Plans  AFG provides retirement benefits to qualified employees of participating companies through the AFG Retirement and Savings Plan, a defined contribution plan. The Company makes all contributions to the retirement fund portion of the plan and matches a percentage of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions have been invested primarily in securities of AFG and affiliates. Employees may direct the investment of a portion of their vested retirement fund account balances (increasing from 87.5% in December 2003 to 100% in April 2004) from securities of AFG and its affiliates to independently managed investment funds. As of December 31, 2003, the Plan owned 11% of AFG's outstanding Common Stock. Company contributions are expensed in the year for which they are declared.

  AFG and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFG also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

  Discontinued Operations  SFAS No. 144, "Accounting For the Impairment or Disposal of Long-Lived Assets," broadens the definition of what constitutes a discontinued operation to include a component of an entity (rather than a segment of a business). A component of an entity may be a reportable segment, a subsidiary or an asset group. Under SFAS No. 144, future operating losses of discontinued entities are no longer recognized before they occur.

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: 2003 - 335,000 shares; 2002 - 403,000 shares; and 2001 - 440,000 shares.

  Statement of Cash Flows  For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed. Annuity receipts,

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Direct automobile insurance business  In April 2003, AFG sold two of its subsidiaries that market automobile insurance directly to customers for $32.2 million, realizing a pretax gain of $3.4 million on the sale. The transaction included the transfer of the right of Great American Insurance Company ("GAI"), an AFG subsidiary, to renew certain of its personal automobile insurance business written on a direct basis in selected markets. Premiums generated by the businesses sold were approximately $79 million in 2002.

Infinity Property and Casualty Corporation  On December 31, 2002, AFG transferred to Infinity Property and Casualty Corporation ("Infinity", a newly formed subsidiary) subsidiaries involved primarily in the issuance of nonstandard auto policies. Effective January 1, 2003, GAI transferred to Infinity its personal insurance business written through independent agents. In February 2003, AFG sold 61% of Infinity in a public offering for net proceeds of $186.3 million, realizing a pretax loss of $39.4 million on the sale. In addition, AFG realized a $5.5 million tax benefit related to its basis in Infinity stock. In December 2003, AFG sold its remaining share of Infinity for net proceeds of $214 million, realizing a pretax gain of $56.5 million on the sale. The businesses transferred generated aggregate net written premiums of approximately $690 million in 2002.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Segments of Operations  AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity, life and supplemental health insurance and (iii) other, which includes holding company assets and costs, and beginning December 31, 2003, the assets and operations of the CDO that AFG manages.

  Prior to the sale of its remaining interest in Infinity in the fourth quarter of 2003, AFG separated its property and casualty insurance segment into two components or sub-segments, the Specialty group and the Personal group. The Personal group wrote nonstandard and preferred/standard private passenger auto and other personal insurance coverage. Since AFG has disposed of substantially all of its Personal group business, it has revised its reporting of the Specialty sub-segment into the following components: (i) Property and Transportation which includes inland and ocean marine, agricultural-related business and commercial automobile, (ii) Specialty Casualty which includes executive and professional liability, umbrella and excess liability and excess and surplus, (iii) Specialty Financial which includes fidelity and surety bonds and collateral protection and (iv) California Workers' Compensation. AFG's reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

  AFG's annuity, life and health business markets primarily retirement products as well as life and supplemental health insurance. AFG's businesses operate throughout the United States. In 2003, 2002, and 2001, AFG derived just over 2% of its revenues from the sale of life and supplemental health products in Puerto Rico and just over 1% of its revenues from the sale of property and casualty insurance in Mexico, Canada and Europe.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  The following tables (in thousands) show AFG's assets, revenues and operating profit (loss) by significant business segment and sub-segment. Operating profit (loss) represents total revenues less operating expenses.

	2003	2002	2001
Assets
Property and casualty insurance (a)	$ 9,230,244	$ 9,960,769	$ 8,796,909
Annuities and life	10,177,839	9,349,280	8,370,904
Other	789,175	194,777	233,868
	$20,197,258	$19,504,826	$17,401,681
Revenues (b)
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 480,597	$ 419,528	$ 484,941
Specialty casualty	656,725	572,051	486,508
Specialty financial	262,280	229,415	169,352
California workers' compensation	262,691	213,879	236,533
Other	83,295	62,215	32,163
Personal	163,610	905,246	1,182,651
Other lines	8	266	1,790
	1,909,206	2,402,600	2,593,938
Investment income	252,860	328,593	341,926
Realized gains (losses)	75,193	(52,862)	3,906
Other income	166,071	130,523	108,207
	2,403,330	2,808,854	3,047,977
Annuities, life and health (c)	931,018	897,365	855,733
Other	25,295	38,656	15,551
	$ 3,359,643	$ 3,744,875	$ 3,919,261
Operating Profit (Loss)
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 58,612	$ 41,336	$ 16,175
Specialty casualty	11,560	(37,584)	(56,135)
Specialty financial	(21,866)	(3,127)	33,769
California workers' compensation	20,919	7,647	(11,253)
Other	(162)	16,272	(5,830)
Personal	(4,795)	1,339	(93,254)
Other lines (d)	(42,400)	(49,840)	(77,617)
	21,868	(23,957)	(194,145)
Investment and other income (e)	255,891	206,861	293,611
	277,759	182,904	99,466
Annuities, life and health	87,335	61,553	100,864
Other (f)	(64,088)	(68,634)	(114,176)
	$ 301,006	$ 175,823	$ 86,154

(a) Not allocable to sub-segments.
(b) Revenues include sales of products and services as well as other income earned by the respective segments.
(c) Investment income comprises approximately three-fifths of these revenues. Includes impairment charges of $36.7 million, $87.5 million and $51.9 million in 2003,
2002 and 2001, respectively.
(d) Represents development of lines in "run-off" and includes a pretax charge of
$43.8 million in 2003 for an arbitration decision relating to a 1995 property claim from a discontinued business; AFG has ceased underwriting new business in these operations. Includes special charges of $30 million in 2002 related to the
A.P. Green settlement and $69 million in 2001 related to asbestos and other environmental matters ("A&E").
(e) Includes a 2003 pretax charge of $35.5 million related to the settlement of litigation.
(f) Includes holding company expenses.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Investments  Fixed maturities and other stocks classified as available-for-sale at December 31 consisted of the following (in millions):

	2003				2002
	Amortized	Market	Gross Unrealized		Amortized	Market	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
United States Government
and government agencies
and authorities	$ 1,392.6	$ 1,411.8	$ 24.4	($ 5.2)	$ 1,353.6	$ 1,402.0	$ 49.5	($ 1.1)
States, municipalities and
political subdivisions	943.7	970.0	28.5	(2.2)	584.4	615.2	36.4	(5.6)
Foreign government	146.3	150.0	4.2	(0.5)	163.3	169.9	6.6	-
Public utilities	1,011.4	1,068.8	61.7	(4.3)	1,038.9	1,058.3	43.4	(24.0)
Mortgage-backed securities	3,387.5	3,388.1	45.7	(45.1)	3,106.6	3,232.1	134.6	(9.1)
All other corporate	4,780.5	5,043.0	277.3	(14.8)	5,241.8	5,462.7	312.0	(91.1)
Redeemable preferred stocks	62.2	70.3	8.3	(0.2)	61.1	66.7	7.8	(2.2)

	$11,724.2	$12,102.0	$450.1	($72.3)	$11,549.7	$12,006.9	$590.3	($133.1)

Other stocks	$ 258.5	$ 454.9	$197.5	($ 1.1)	$ 174.6	$ 300.4	$130.5	($ 4.7)

The following table shows gross unrealized losses on fixed maturities and other stocks by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003.

	Twelve Months or Less			More Than Twelve Month
	Unrealized	Market	Market as	Unrealized	Market	Market as
	Loss	Value	% of Cost	Loss	Value	% of Cost

Fixed maturities:
United States Government
and government agencies
and authorities	($ 5.2)	$ 316.4	98%	($ 0.0)	$ 0.1	94%
States, municipalities and
political subdivisions	(0.7)	94.6	99%	(1.5)	31.7	95%
Foreign government	(0.5)	42.6	99%	-	-	-%
Public utilities	(2.9)	80.7	97%	(1.4)	26.6	95%
Mortgage-backed securities	(44.1)	2,039.8	98%	(1.0)	10.9	92%
All other corporate	(6.6)	390.7	98%	(8.2)	117.6	94%
Redeemable preferred stocks	(0.2)	10.5	98%	-	-	-%

	($60.2)	$2,975.3	98%	($12.1)	$186.9	94%

Other stocks	($ 0.9)	$ 36.9	98%	($ 0.2)	$ 3.5	95%

The table below sets forth the scheduled maturities of fixed maturities based on market value as of December 31, 2003. Asset-backed securities and other securities with sinking funds are reported at average maturity. Data based on amortized cost is generally the same. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. Mortgage-backed securities had an average life of approximately six years at December 31, 2003.

Maturity
One year or less	2%
After one year through five years	24
After five years through ten years	34
After ten years	12
72
Mortgage-backed securities	28
100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

The only investment (other than U.S. Treasury Notes) which exceeds 10% of Shareholders' Equity is an equity investment in Provident Financial Group, Inc., having a market value of $227 million and $189 million at December 31, 2003 and 2002, respectively. See Note R - "Subsequent Event".

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

	Fixed	Equity	Tax
	Maturities	Securities	Effects	Total

2003
Realized - Continuing operations	$ 51,647	$ 7,244	($ 20,514)	$ 38,377
Realized - Discontinued operations	1,600	11	(564)	1,047
Change in Unrealized	(79,400)	70,600	3,000	(5,800)

2002
Realized - Continuing operations	(61,614)	(17,354)	27,594	(51,374)
Realized - Discontinued operations	389	(500)	39	(72)
Change in Unrealized	301,900	(100)	(103,800)	198,000

2001
Realized - Continuing operations	(15,990)	(8,786)	8,674	(16,102)
Realized - Discontinued operations	675	(39)	(223)	413
Change in Unrealized	139,000	(84,500)	(19,200)	35,300

Gross gains and losses on available-for-sale fixed maturity investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	2003	2002	2001

Gross Gains	$152.2	$155.3	$108.9
Gross Losses	($ 99.0)	($216.5)	($124.2)

  Assets and Liabilities of Managed Investment Entity  AFG has an investment in, and acts as investment manager for, a CDO of which AFG has been determined to be the "primary beneficiary." Under FIN 46, AFG is required to consolidate the CDO beginning December 31, 2003. The cumulative effect of this change in accounting was an increase in income of $6.3 million.

  Upon formation in 1999, the CDO issued securities in various senior and subordinate classes and the proceeds were invested in primarily floating rate, secured bank loans, and to a lesser extent, high yield bonds, all of which serve as collateral for the securities issued by the CDO. None of the collateral was purchased from AFG. Income from the CDO's investments is used to service its debt and pay other operating expenses including management fees to AFG. AFG's investment in this CDO is subordinate to the senior classes (approximately 92% of the total securities) issued by the CDO. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, AFG's class would bear losses first.

  The assets (substantially all cash and investments carried at market as "trading securities") of this managed investment entity are separately disclosed in the Consolidated Balance Sheet because they are not available for use to satisfy AFG obligations. Likewise, the CDO liabilities (substantially all debt) are separately disclosed because they represent claims against only the CDO's assets and not against AFG's other assets. Accordingly, AFG's exposure to loss on this investment is limited to its investment (approximately $11.5 million at December 31, 2003).

  Beginning in 2004, the operating results of the CDO will be included in AFG's Consolidated Statement of Earnings. However, due to the non-recourse nature of the instruments issued by the CDO, any excess losses included in AFG's results that are not absorbed by AFG's investment over the life of the CDO would ultimately reverse when the CDO is liquidated. Accordingly, while implementation of FIN 46 will impact the timing of income recognition, it will not impact the overall amount of income recognized over the life of this investment.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  AFG is the investment manager and has an investment of $6.3 million in another CDO (included in fixed maturities) at December 31, 2003, which is not required to be consolidated. This CDO was formed in 2000 and had approximately $475 million in investments at December 31, 2003.

  Goodwill and Other Intangibles  Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing. AFG completed its initial test in the fourth quarter of 2002 which resulted in a $40.4 million ($.59 per share, basic and diluted) impairment charge, net of tax, reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle. The impairment charge for the annuities and life insurance segment related to a decrease in estimated future earnings based upon lower forecasted new business sales over the next few years. The impairment charge for the personal lines segment related primarily to planned future reductions in new business volume written through the direct channel.

If the goodwill amortization of $13.7 million ($.20 per share, basic and diluted) in 2001 had not been expensed, net loss for the period would have been $1.2 million ($.02 per share).

Changes in the carrying value of goodwill during 2002 and 2003, by reporting segment, are presented in the following table (in thousands):

	Property and Casualty		Annuities
	Specialty	Personal	and Life	Total
Balance December 31, 2001	$150,999	$117,391	$40,404	$308,794
Goodwill from acquisitions	-	-	1,461	1,461
Transitional impairment charge	-	(39,600)	(21,184)	(60,784)
Other	(788)	-	-	(788)
Balance December 31, 2002	150,211	77,791	20,681	248,683

Goodwill related to businesses sold	-	(77,791)	(645)	(78,436)
Other	-	-	(1,917)	(1,917)
Balance December 31, 2003	$150,211	$ -	$18,119	$168,330

Included in deferred acquisition costs in AFG's Balance Sheet are $57.9 million and $66.8 million at December 31, 2003 and 2002, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and life business. The PVFP amounts are net of $65.8 million and $57.3 million of accumulated amortization. Amortization of the PVFP was $8.5 million in 2003, $11.8 million in 2002 and $9.2 million in 2001. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 14% of the balance at the beginning of each respective year.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Long-Term Debt  Long-term debt consisted of the following at December 31 (in thousands):

	2003	2002
Holding Companies:
AFG 7-1/8% Senior Debentures due April 2009,
less discount of $1,349 and $1,552
(imputed rate - 7.2%)	$301,501	$301,298
AFG 7-1/8% Senior Debentures due December 2007	75,100	79,600
AFG Senior Convertible Debentures due June 2033
(imputed rate - 4.0%)	189,857	-
Notes payable under bank line	-	248,000
American Premier Underwriters, Inc. ("APU")
10-7/8% Subordinated Notes due May 2011,
including premium of $712 and $777
(imputed rate - 9.6%)	11,433	11,498
Other	8,160	8,014

	$586,051	$648,410
Subsidiaries:
GAFRI 6-7/8% Senior Notes due June 2008	$100,000	$100,000
GAFRI 7-1/2% Senior Debentures due November 2033	112,500	-
GAFRI notes payable under bank line	-	148,600
Notes payable secured by real estate	27,063	35,610
Other	11,248	12,561

	$250,811	$296,771

At December 31, 2003, sinking fund and other scheduled principal payments on debt for the subsequent five years were as follows (in millions):

	Holding
	Companies	Subsidiaries	Total
2004	$ -	$ 2.0	$ 2.0
2005	-	11.2	11.2
2006	-	19.5	19.5
2007	80.3	.1	80.4
2008	-	100.1	100.1

In June 2003, AFG issued Senior Convertible Notes due in 2033 at an issue price of 37.153% of the principal amount due at maturity. AFG received $189.9 million before issue costs of $4.5 million. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which, interest at 4% annually will be accrued and added to the carrying value of the Notes. In addition, contingent cash interest will be paid if the average market price of a Note for an applicable five-day trading period equals 120% or more of the accreted value. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at prices ranging from $371.53 per Note to $1,000 per Note at maturity. Holders may require AFG to purchase all or a portion of their Notes on five year anniversaries beginning in 2008, at the accreted value. Generally, holders may convert each Note into 11.5016 shares of AFG Common Stock (i) if the average market price of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value, (ii) if the credit rating of the Notes is significantly lowered, or (iii) if AFG calls the notes for redemption.

In November 2003, GAFRI received approximately $109 million from the sale of $112.5 million principal amount of 7-1/2% senior debentures due 2033.

In December 2003, GAFRI entered into an interest rate swap, effectively converting $40 million of its 6-7/8% fixed-rate Senior Notes to a floating rate of 3-month LIBOR plus 2.906% (about 4.1% at December 31, 2003).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In the first quarter of 2004, AFG issued $115 million principal amount of 7-1/8% senior debentures due 2034 and GAFRI issued $86.3 million principal amount of
7-1/4% senior debentures due 2034. Proceeds from both offerings were used to redeem at face value a portion of the outstanding trust preferred securities.

AFG may borrow up to $280 million under its credit agreement. The line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a three-year revolving facility for the remaining two-thirds with a final maturity in November 2005. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. In addition, GAFRI has an unsecured credit agreement under which it can borrow up to $155 million at floating rates based on prime or Eurodollar rates through December 2004.

Cash interest payments of $48 million, $47 million and $51 million were made on long-term debt in 2003, 2002 and 2001, respectively. Interest expense in the Statement of Operations includes interest credited on funds held by AFG's insurance subsidiaries under reinsurance contracts and other similar agreements as follows: 2003 - $7.8 million; 2002 - $11.7 million; and 2001 - $7.1 million.
  Payable to Subsidiary Trusts (Issuers of Preferred Securities)  Wholly-owned subsidiary trusts of AFG and GAFRI have issued preferred securities and, in turn, purchased from their parent company a like amount of subordinated debt which provides interest and principal payments to fund the respective trusts' obligations. The preferred securities must be redeemed upon maturity or redemption of the subordinated debt. AFG and GAFRI effectively provide unconditional guarantees of their respective trusts' obligations.

  In accordance with FIN 46, variable interest entities that issued preferred securities subsequent to January 31, 2003, are not consolidated for reporting purposes. Beginning December 31, 2003, previously consolidated subsidiary trusts were deconsolidated for reporting purposes under FIN 46. Accordingly, the subordinated debt due the trusts is shown as a liability in AFG's Balance Sheet instead of the preferred securities which were previously reported as minority interest. The preferred securities supported by the payable to subsidiary trusts consisted of the following at December 31, 2003 (in thousands):

Date of		Amount	Optional
Issuance	Issue (Maturity Date)	Outstanding	Redemption Dates
October 1996	AFG 9-1/8% TOPrS (2026)	$95,459	Currently redeemable
November 1996	GAFRI 9-1/4% TOPrS (2026)	65,013	Currently redeemable
March 1997	GAFRI 8-7/8% Pfd (2027)	70,000	On or after 3/1/2007
May 2003	GAFRI 7.35% Pfd (2033)	20,000	On or after 5/15/2008
May 2003	Variable Rate Pfd (2033)	15,000	On or after 5/23/2008

  In May 2003, a GAFRI subsidiary and a 68%-owned subsidiary of GAI issued an aggregate of $35 million in trust preferred securities maturing in 2033.

  The AFG 9-1/8% trust preferred securities and the GAFRI 9-1/4% trust preferred securities were redeemed at face value in the first quarter of 2004.
  Minority Interest  Minority interest in AFG's balance sheet is comprised of the following (in thousands):

	2003	2002
Interest of noncontrolling shareholders
in subsidiaries' common stock	$180,937	$157,207
Managed investment entity	6,622	-
Preferred securities issued by
subsidiary trusts (a)	-	241,663
AFC preferred stock (b)	-	72,154

	$187,559	$471,024

(a) See Note H - "Payable to Subsidiary Trusts."
(b) Exchanged for 3.3 million shares of AFG Common Stock in
November 2003.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Minority Interest Expense  Minority interest expense is comprised of (in thousands):

	2003	2002	2001
Interest of noncontrolling shareholders
in earnings of subsidiaries	$16,470	$ 6,096	$11,366
Accrued distributions by consolidated
subsidiaries on preferred securities:
Trust issued securities, net of tax	14,151	14,281	16,932
AFC preferred stock	5,772	5,772	5,772

	$36,393	$26,149	$34,070

  Shareholders' Equity  At December 31, 2003, the shares of AFG Common Stock outstanding included 1,361,711 shares held by American Premier, its subsidiary, for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of its predecessor, The Penn Central Corporation. Shares being held for distribution are not eligible to vote, but otherwise are accounted for as issued and outstanding. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

In conjunction with the AFG/AFC merger, AFG issued 3.3 million shares of Common Stock in exchange for all of the outstanding shares of AFC Series J preferred stock in November 2003.

The Senior Convertible Notes issued in June 2003 could be converted under certain conditions into 5.9 million shares of AFG Common Stock.

Stock Options  At December 31, 2003, there were 9.7 million shares of AFG Common Stock reserved for issuance under AFG's Stock Option Plan. Options are granted with an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options generally expire ten years after the date of grant. Data for AFG's Stock Option Plan is presented below:

	2003		2002		2001
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	6,982,562	$27.58	6,089,131	$27.91	6,452,496	$27.86

Granted	956,250	$18.54	1,056,750	$25.78	20,500	$26.22
Exercised	(35,000)	$21.12	(28,837)	$20.80	(65,335)	$21.39
Forfeited	(188,156)	$25.02	(134,482)	$29.41	(318,530)	$28.16
Outstanding at end of year	7,715,656	$26.56	6,982,562	$27.58	6,089,131	$27.91

Options exercisable at year-end	5,404,330	$28.51	4,560,210	$29.01	3,818,305	$29.23

Options available for grant at
year-end	1,942,881		2,710,975		3,633,243

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Average	Average		Average
Range of		Exercise	Remaining		Exercise
Exercise Prices	Shares	Price	Life	Shares	Price
$18.45 - $20.00	2,626,891	$19.34	7.4 years	1,147,441	$19.79
$20.01 - $25.00	1,199,225	$23.94	1.5 "	1,195,225	$23.95
$25.01 - $30.00	1,235,614	$25.93	7.2 "	536,414	$26.09
$30.01 - $35.00	914,750	$30.36	2.1 "	912,450	$30.35
$35.01 - $40.00	1,462,676	$36.81	4.3 "	1,336,300	$36.91
$40.01 - $45.19	276,500	$42.40	4.2 "	276,500	$42.40

No compensation cost has been recognized for stock option grants. For information about the SFAS #123 "fair value" of options granted, see Note A - "Accounting Policies - Stock-based Compensation."

Unrealized Gain (Loss) on Marketable Securities, Net  The change in unrealized gain (loss) on marketable securities included the following (in millions):

		Tax	Minority
	Pretax	Effects	Interest	Net
2003
Unrealized holding gains on
securities arising during the period	$ 86.5	($30.6)	$ 1.0	$ 56.9
Adoption of FIN 46	(2.1)	0.8	0.1	(1.2)
Transfer to Trading Securities	(16.1)	5.6	1.9	(8.6)
Realized gains included in net income and
unrealized gains of subsidiaries sold	(104.5)	36.7	(0.6)	(68.4)
Change in unrealized gain on marketable
securities, net	($ 36.2)	$ 12.5	$ 2.4	($ 21.3)

2002
Unrealized holding gains on
securities arising during the period	$195.7	($66.6)	($11.8)	$117.3
Realized losses included in net income	79.1	(27.7)	(4.1)	47.3
Change in unrealized gain on marketable
securities, net	$274.8	($94.3)	($15.9)	$164.6

2001
Unrealized holding gains (losses) on
securities arising during the period	$ 0.8	($ 0.3)	($ 4.1)	($ 3.6)
Adoption of EITF 99-20	16.9	(6.0)	(0.9)	10.0
Realized losses included in net income and
unrealized gains of subsidiary sold	23.6	(8.3)	(3.0)	12.3
Change in unrealized gain on marketable
securities, net	$ 41.3	($14.6)	($ 8.0)	$ 18.7

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Income Taxes  The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Operations (in thousands):

	2003	2002	2001
Earnings (loss) before income taxes:
Operating	$301,006	$175,823	$86,154
Minority interest expense	(44,013)	(33,839)	(43,187)
Equity in net earnings (losses) of investees	13,975	(13,830)	(25,462)
Discontinued operations	(51,795)	2,196	(30,256)
Accounting changes	6,300	(57,716)	(15,948)

Total	$225,473	$ 72,634	($28,699)

Income taxes at statutory rate	$ 78,916	$ 25,422	($10,045)
Effect of:
Adjustment to prior year taxes	(143,500)	(33,192)	(6,317)
Minority interest	7,764	3,058	5,672
Tax exempt interest	(4,970)	(1,367)	(1,233)
Effect of foreign operations	(4,416)	(4,212)	(3,421)
Dividends received deduction	(2,539)	(2,313)	(2,317)
Amortization and writeoff of intangibles	907	3,711	4,526
Nondeductible meals, etc.	770	992	1,381
State income taxes	460	153	781
Losses utilized	-	(3,300)	(1,245)
Tax credits	-	-	(1,243)
Other	(1,734)	(958)	(398)
Total Provision (Credit)	(68,342)	(12,006)	(13,859)

Amounts applicable to:
Minority interest expense	7,620	7,690	9,117
Equity in net (earnings) losses of investees	(4,891)	4,840	8,912
Discontinued operations	18,159	(763)	10,393
Accounting changes	-	17,356	5,908
Provision (credit) for income taxes as shown
on the Statement of Operations	($ 47,454)	$ 17,117	$20,471

The AFG/AFC merger in November 2003 resulted in the elimination of $170 million in deferred tax liabilities associated with AFC's holding of AFG stock. Of this amount, $136 million had previously been recorded through charges to earnings in conjunction with AFC's accounting for AFG's predecessor under the equity method from 1980 through March 1995. The remaining $34 million had previously been recorded through charges to capital surplus for the tax effect of AFG dividends paid to AFC from April 1995 through the end of 2002, during which time AFG and AFC were in separate tax groups.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Total earnings before income taxes include income subject to tax in foreign jurisdictions of $21.7 million in 2003, $17.8 million in 2002 and $8.3 million in 2001.

The total income tax provision (credit) consists of (in thousands):

	2003	2002	2001

Current taxes:
Federal	$ 43,028	$17,535	$44,715
Foreign	3,115	2,293	-
State	707	236	1,201
Deferred taxes:
Federal	(116,338)	(33,762)	(59,042)
Foreign	1,146	1,692	(733)

	($ 68,342)	($12,006)	($13,859)

For income tax purposes, AFG and certain members of its consolidated tax group had the following carryforwards available at December 31, 2003 (in millions):

	Expiring	Amount
{	2005 - 2009	$ 4
Operating Loss {	2010 - 2019	51
{	2020 - 2022	105
Capital Loss	2008	240
Other - Tax Credits		8

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31, were as follows (in millions):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$ 56.0	$ 70.4
Capital loss carryforwards	86.0	-
Insurance claims and reserves	263.2	278.6
Other, net	112.8	108.8
	518.0	457.8
Valuation allowance for deferred
tax assets	(50.0)	(34.9)
	468.0	422.9
Deferred tax liabilities:
Deferred acquisition costs	(222.2)	(242.6)
Investment securities	(93.4)	(188.3)
	(315.6)	(430.9)

Net deferred tax asset (liability)	$152.4	($ 8.0)

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

Cash payments for income taxes, net of refunds, were $50.2 million, $30.0 million and $6.6 million for 2003, 2002 and 2001, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Discontinued Operation  In the fourth quarter of 2003, AFG pursued a sale of Transport Insurance Company, an inactive property and casualty subsidiary with only run-off liabilities, including old asbestos and environmental claims. Transport's asbestos and environmental ("A&E") reserves represent approximately 12% of AFG's total A&E reserves. Although an agreement has not been finalized, management expects to complete a sale in 2004. In December, AFG recorded a $55 million impairment charge to reduce its investment in Transport to estimated fair value, which was determined based on negotiations with potential buyers.

  Transport's results are reflected as discontinued for all periods presented in the Statement of Operations; Balance Sheet amounts have not been reclassified. The carrying amount of the major classes of Transport's assets and liabilities and a summary of the discontinued operations follow (in millions):

	2003	2002	2001
Assets:
Investment in fixed-maturity securities	$ 70.8	$ 74.5
Amounts due from reinsurers and prepaid
reinsurance premiums	59.3	62.8

Liabilities:
Unpaid losses and loss adjustment expenses	$111.8	$117.4

Operations:
Revenue	$ 6.1	$ 4.7	$ 4.4

Pretax earnings (loss)	3.2	2.2	(30.3)
Provision (benefit) for income taxes	1.1	0.8	(10.4)
Earnings (loss) from discontinued operations	2.1	1.4	(19.9)
AFG's provision for impairment, net of tax	(35.7)	-	-
Discontinued operations	($ 33.6)	$ 1.4	($ 19.9)

  Equity in Net Earnings (Losses) of Investees  From the date of the initial sale of 61% of Infinity in February 2003 through the date of the sale of its remaining interest in Infinity in December 2003, AFG accounted for its ownership interest in Infinity as an investee using the equity method. Equity in Infinity's net earnings during this period was $12.2 million.

  Equity in net earnings (losses) of investees for 2002 and 2001 represents AFG's share of the losses from two start-up manufacturing businesses that were formerly subsidiaries. One of these businesses was sold in December 2002; equity in the net loss of the remaining business was $3.1 million in 2003.

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

At December 31, 2003, American Premier had liabilities for environmental and personal injury claims aggregating $74.9 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace. In December 2001, American Premier recorded a $12.1 million charge to increase its

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

environmental reserves due to an increase in expected ultimate claim costs. At December 31, 2003, American Premier had $8.8 million of offsetting recovery assets (included in other assets) for such environmental and personal injury claims based upon estimates of probable recoveries from insurance carriers.

AFG has accrued approximately $6.2 million at December 31, 2003, for environmental costs and certain other matters associated with the sales of former operations.

AFG's insurance subsidiaries continue to receive claims related to environmental exposures, asbestos and other mass tort claims. Establishing reserves for these claims is subject to uncertainties that are significantly greater than those presented by other types of claims. The liability for asbestos and environmental reserves at December 31, 2003 and 2002, respectively, was $515 million and $572 million; related recoverables from reinsurers (net of allowances for doubtful accounts) at those dates were $92 million and $105 million, respectively. These amounts include the reserves ($70 million) and reinsurance recoverables ($18 million) of Transport Insurance Company, which AFG expects to sell in 2004.

While management believes AFG has recorded adequate reserves for the items discussed in this note, the outcome is uncertain and could result in liabilities exceeding amounts AFG has currently recorded. Additional amounts could have a material adverse effect on AFG's future results of operations and financial condition.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

  The following are quarterly results of consolidated operations for the two years ended December 31, 2003 (in millions, except per share amounts).

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
2003
Revenues	$839.9	$776.6	$848.3	$894.8	$3,359.6
Earnings (loss) from:
Continuing operations	24.8	29.9	41.2	225.2	321.1
Discontinued operations	.3	.6	.4	(34.9)	(33.6)
Cumulative effect of accounting change	-	-	-	6.3	6.3
Net earnings (loss)	25.1	30.5	41.6	196.6	293.8

Basic earnings (loss) per common share:
Continuing operations	$.36	$.43	$.59	$3.10	$4.53
Discontinued operations	-	.01	.01	(.49)	(.48)
Cumulative effect of accounting change	-	-	-	.09	.09
Net earnings (loss) available to Common Shares	$.36	$.44	$.60	$2.70	$4.14

Diluted earnings (loss) per common share:
Continuing operations	$.36	$.43	$.58	$3.08	$4.51
Discontinued operations	-	.01	.01	(.49)	(.48)
Cumulative effect of accounting change	-	-	-	.09	.09
Net earnings (loss) available to Common Shares	$.36	$.44	$.59	$2.68	$4.12

Average number of Common Shares:
Basic	69.3	69.6	69.7	71.2	69.9
Diluted	69.4	69.9	70.0	71.7	70.3

2002
Revenues	$924.4	$917.4	$941.9	$961.2	$3,744.9
Earnings (loss) from:
Continuing operations	42.1	11.5	26.2	43.8	123.6
Discontinued operations	(.3)	.6	.7	.4	1.4
Cumulative effect of accounting change	(40.4)	-	-	-	(40.4)
Net earnings	1.4	12.1	26.9	44.2	84.6

Basic earnings per common share:
Continuing operations	$.61	$.17	$.38	$.63	$1.80
Discontinued operations	-	.01	.01	.01	.02
Cumulative effect of accounting change	(.59)	-	-	-	(.59)
Net earnings available to Common Shares	$.02	$.18	$.39	$.64	$1.23

Diluted earnings per common share:
Continuing operations	$.61	$.16	$.38	$.63	$1.79
Discontinued operations	-	.01	.01	.01	.02
Cumulative effect of accounting change	(.59)	-	-	-	(.59)
Net earnings available to Common Shares	$.02	$.17	$.39	$.64	$1.22

Average number of Common Shares:
Basic	68.6	68.7	68.9	69.0	68.8
Diluted	69.0	69.4	69.2	69.3	69.2

  Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

  Results for 2003 include (i) a $5.5 million first quarter tax benefit related to AFG's investment in Infinity, (ii) a $43.8 million second quarter charge for an arbitration decision relating to a 1995 property claim, (iii) a $12.5 million second quarter charge related to the narrowing of spreads on GAFRI's fixed annuities, (iv) a $35.5 million third quarter charge related to a litigation settlement, (v) a fourth quarter tax benefit of $136 million related to the

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  elimination of deferred taxes in connection with the AFG/AFC merger, and (vi) a fourth quarter $55 million charge related to the planned sale of Transport Insurance Company (included in discontinued operations).

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

  AFG has realized gains (losses) on sales of subsidiaries in recent years (see Note B). Realized gains (losses) on securities, affiliates and other investments amounted to (in millions):

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
2003	($37.7)	$25.3	$21.8	$69.3	$78.7
2002	(17.4)	(47.7)	(24.9)	9.5	(80.5)

  Insurance  Securities owned by insurance subsidiaries having a carrying value of approximately $900 million at December 31, 2003, were on deposit as required by regulatory authorities.

  Insurance Reserves  The liability for losses and loss adjustment expenses for long-term scheduled payments under certain workers' compensation insurance has been discounted at about 7%, an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2003, has been reduced by $26 million.

  The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions). Adverse development recorded in 2003, 2002 and 2001 in prior year reserves related primarily to charges for asbestos and certain Specialty lines in run-off.

	2003	2002	2001

Balance at beginning of period	$3,400	$3,253	$3,192

Provision for losses and LAE occurring
in the current year	1,203	1,664	1,950
Net increase (decrease) in provision for
claims of prior years	167	171	163
Total losses and LAE incurred (*)	1,370	1,835	2,113
Payments for losses and LAE of:
Current year	(389)	(594)	(831)
Prior years	(849)	(1,094)	(1,036)
Total payments	(1,238)	(1,688)	(1,867)

Reserves of businesses sold	(682)	-	(120)
Reclass to unearned premiums	-	-	(65)

Balance at end of period	$2,850	$3,400	$3,253

Add back reinsurance recoverables, net
of allowance	2,059	1,804	1,525

Gross unpaid losses and LAE included
in the Balance Sheet	$4,909	$5,204	$4,778

(*) Before amortization of deferred gains on retroactive reinsurance of
$15 million in 2003, $20 million in 2002 and $33 million in 2001.
Includes losses of Transport Insurance Company which have been reclassed to discontinued operations: 2003 - $2 million; 2002 - $2 million; and
2001 - $33 million.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Net Investment Income  The following table shows (in millions) investment income earned and investment expenses incurred by AFG's insurance companies.

	2003	2002	2001
Insurance group investment income:
Fixed maturities	$753.6	$849.7	$838.8
Equity securities	13.1	9.6	8.1
Other	.4	.6	1.1
	767.1	859.9	848.0
Insurance group investment expenses (*)	(39.7)	(40.3)	(36.7)

	$727.4	$819.6	$811.3

(*) Included primarily in "Other operating and general expenses" in the
Statement of Operations.

  Statutory Information  AFG's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

				Policyholders'
	Net Earnings (Loss)			Surplus
	2003	2002	2001	2003	2002

Property and casualty companies	$94	$116	$34	$1,814	$1,742
Life insurance companies	78	(24)	(25)	549	445

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

	2003	2002	2001
Direct premiums written	$3,530	$4,027	$3,573
Reinsurance assumed	100	80	94
Reinsurance ceded	(1,618)	(1,693)	(1,114)

Net written premiums	$2,012	$2,414	$2,553 (*)

Direct premiums earned	$3,455	$3,798	$3,393
Reinsurance assumed	79	91	92
Reinsurance ceded	(1,625)	(1,486)	(891)

Net earned premiums	$1,909	$2,403	$2,594

Reinsurance recoveries	$1,124	$1,142	$ 773

(*) Net of $29.7 million unearned premium transfer related to the sale of the Japanese division.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Additional Information  Total rental expense for various leases of office space and equipment was $38 million, $52 million and $53 million for 2003, 2002 and 2001, respectively. Sublease rental income related to these leases totaled $612,000 in 2002 and $2.4 million in 2001.

  Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2003, were as follows: 2004 - $36 million; 2005 - $25 million; 2006 - $22 million; 2007 - $13 million; 2008 - $8 million and $13 million thereafter. In addition, AFG has 99-year land leases (approximately 93 years remaining) at one of its real estate properties. Minimum lease payments under these leases are expected to total approximately $180,000 in 2004 and are adjusted annually for inflation.

  Other operating and general expenses included charges for possible losses on agents' balances, other receivables and other assets in the following amounts: 2003 - $1.3 million; 2002 - $2.7 million; and 2001 - $3.5 million. Losses and loss adjustment expenses included charges for possible losses on reinsurance recoverables of $4.7 million in 2003 and $6.6 million in 2002. The aggregate allowance for all such losses amounted to approximately $84 million and $89 million at December 31, 2003 and 2002, respectively.

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

	Unadjusted		Adjusted
	Asset	Effect of	Asset
	(Liability)	SFAS 115	(Liability)
2003
Fixed maturities - available-for-sale	$11,724.2	$377.8	$12,102.0
Other stocks	258.5	196.4	454.9
Deferred acquisition costs	909.9	(58.7)	851.2
Annuity benefits accumulated	(6,965.7)	(8.9)	(6,974.6)
Pretax unrealized		506.6

Deferred taxes	327.4	(175.0)	152.4
Minority interest	(158.6)	(29.0)	(187.6)

Unrealized gain		$302.6

2002
Fixed maturities - available-for-sale	$11,549.7	$457.2	$12,006.9
Other stocks	174.6	125.8	300.4
Deferred acquisition costs	873.1	(31.0)	842.1
Annuity benefits accumulated	(6,444.7)	(9.2)	(6,453.9)
Pretax unrealized		542.8

Deferred taxes	179.5	(187.5)	(8.0)
Minority interest	(439.6)	(31.4)	(471.0)

Unrealized gain		$323.9

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG's financial instruments at
December 31.
	2003		2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities	$12,297	$12,297	$12,007	$12,007
Other stocks	455	455	300	300

Liabilities:
Annuity benefits
accumulated	$ 6,975	$ 6,781	$ 6,454	$ 6,284
Long-term debt:
Holding companies	586	629	648	624
Subsidiaries	251	257	297	287
Payable to subsidiary trusts	265	271	N/A	N/A

Minority Interest:
Trust preferred securities	N/A	N/A	$ 242	$ 238
AFC preferred stock	$ -	$ -	72	54

Shareholders' Equity	$ 2,076	$ 1,933	$ 1,726	$ 1,595

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

  Financial Instruments with Off-Balance-Sheet Risk  On occasion, AFG and its subsidiaries have entered into financial instrument transactions which may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2003, AFG and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling up to $15 million.

  Restrictions on Transfer of Funds and Assets of Subsidiaries  Payments of dividends, loans and advances by AFG's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2004 from its insurance subsidiaries without seeking regulatory clearance is approximately $181 million. Additional amounts of dividends, loans and advances require regulatory approval.

  Benefit Plans  AFG expensed approximately $20 million in both 2003 and 2002 and $19 million in 2001 for its retirement and employee savings plans.

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

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  In 2000, GAFRI received an $18.9 million subordinated note in connection with the sale of its minority ownership interest in an ethanol company back to that company. Following the sale, AFG's Chairman beneficially owns 100% of the ethanol company. The note bore interest at 12-1/4% and was repaid as follows: $6 million in 2001, $1 million in 2002 and the remaining $11.9 million in 2003. In December 2003, the ethanol company repaid a GAFRI subsidiary $4.0 million under a subordinated note that bore interest at 14%. As of the end of 2003, AFG's only remaining interest in the ethanol company is Great American's $10 million line of credit, under which no amounts have been borrowed.

  In connection with the sale of the remaining shares of Infinity in December 2003, AFG paid Infinity $13.5 million to commute a prior indemnification and cost reimbursement obligation. AFG purchased at fair value $4.7 million in marketable securities from Infinity during 2003. During 2003, Infinity paid AFG $9.0 million for rent, information technology, investment, accounting, legal, actuarial and other services. In 2003, Infinity repaid a $55 million note due to AFG plus $2.5 million in interest.

  During 2003, AFG subsidiaries invested $20 million in preferred stock and warrants of an unrelated party who utilized the proceeds to repay bank loans, including $3.4 million in loans and fees to the Provident Bank. AFG's Chairman and members of his immediate family own approximately one-fourth of Provident's parent company; AFG owns 14% of the parent company.

  Subsequent Event (Unaudited)  In February 2004, Provident announced that it was being acquired by National City Corporation, one of the nation's largest banks. If this transaction is completed, AFG will receive 8.1 million shares (approximately $290 million market value at March 1, 2004) of National City in exchange for its investment in Provident. Based on the March 1 price for National City, AFG would recognize an after-tax gain of approximately $140 million on the sale.

PART IV

ITEM 15

Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:
1. Financial Statements are included in Part II, Item 8.

2. Financial Statement Schedules:
A. Selected Quarterly Financial Data is included in Note O to the
Consolidated Financial Statements.

B. Schedules filed herewith for 2003, 2002 and 2001:
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
                  Statements or the notes thereto.

3. Exhibits - see Exhibit Index on page E-1.

(b) Report on Form 8-K:

Date of Report	Item Reported

October 7, 2003	Press Release regarding AFC/AFG Merger Agreement.

October 29, 2003	Third Quarter 2003 Earnings Release.

November 21, 2003	Press Release regarding Completion of AFC/AFG Merger.

December 17, 2003	Press Release regarding Sale of Remaining Infinity Shares.

January 30, 2004	Press Release regarding Sale of 7-1/8% Senior Debentures
due 2034.

February 2, 2004	Correction of Press Release regarding Sale of 7-1/8%
Senior Debentures due 2034.

February 12, 2004	Fourth Quarter and Full Year 2003 Earnings Release.

February 17, 2004	Press Release regarding Potential Effect of a Proposed
Merger Agreement between Provident Financial Group, Inc.
and National City Corporation.

S-1

AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY (*)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In Thousands)

Condensed Balance Sheet
	December 31
	2003	2002
Assets:
Cash and short-term investments	$ 5,097	$ 6,084
Receivables from affiliates	66,545	165,442
Investment in subsidiaries	4,019,453	3,622,334
Investment in securities	3,064	2,464
Other investments	34,921	34,921
Other assets	295,343	130,898

	$4,424,423	$3,962,143
Liabilities and Shareholders' Equity:
Accounts payable, accrued expenses and other
liabilities	$ 68,860	$ 71,533
Payables to affiliates	1,704,784	1,455,696
Long-term debt	574,618	636,912
Shareholders' equity	2,076,161	1,798,002

	$4,424,423	$3,962,143

Condensed Statement of Operations
	Year Ended December 31,
	2003	2002	2001
Income:
Dividends from subsidiaries	$ 282	$ 76,004	$ 60,282
Equity in undistributed earnings
of subsidiaries	366,735	146,758	73,163
Realized gains on investments	40	9,076	849
Investment and other income	4,075	5,844	15,031
	371,132	237,682	149,325

Costs and Expenses:
Interest charges on intercompany borrowings	30,992	28,259	35,836
Interest charges on other borrowings	34,757	33,839	39,221
Other operating and general expenses	34,415	47,430	56,763
	100,164	109,528	131,820

Earnings from continuing operations
before income taxes and accounting changes	270,968	128,154	17,505
Provision (credit) for income taxes	(50,183)	4,587	2,442
Earnings from continuing operations	321,151	123,567	15,063

Discontinued operations	(33,636)	1,433	(19,863)
Cumulative effect of accounting changes	6,300	(40,360)	(10,040)

Net Earnings (Loss)	$293,815	$ 84,640	($ 14,840)

(*) For periods prior to the AFG/AFC merger in November 2003, the Parent Only Financial Statements include the accounts of AFG, AFC and AFC Holding Company.

S-2

AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY (*)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

(In Thousands)

Condensed Statement of Cash Flows

	Year Ended December 31,
	2003	2002	2001
Operating Activities:
Net earnings (loss)	$293,815	$ 84,640	($ 14,840)
Adjustments:
Cumulative effect of accounting changes	(6,300)	40,360	10,040
Equity in earnings of subsidiaries	(217,986)	(131,438)	(68,921)
Depreciation and amortization	2,451	3,975	4,602
Realized gains on investing activities	(1)	(8,697)	(2,432)
Change in balances with affiliates	316,039	192,103	122,809
Increase in other assets	(127,907)	(84,912)	(38,027)
Increase (decrease) in other liabilities	2,053	(32,947)	32,334
Dividends from subsidiaries	282	48,732	60,282
Other	984	1,307	2,091
	263,430	113,123	107,938
Investing Activities:
Capital contributions to subsidiaries	(165,000)	(156,041)	(67,514)
Purchases of investments	-	(5,583)	-
Sales of investments	42	18,546	1,209
Purchases of property and equipment	(341)	(1,429)	(4,620)
Sales of property and equipment	15	1,576	24
	(165,284)	(142,931)	(70,901)
Financing Activities:
Additional long-term borrowings	220,482	192,060	135,338
Reductions of long-term debt	(288,282)	(153,414)	(112,152)
Issuances of Common Stock	4,499	10,915	17,766
Repurchases of trust preferred securities	(3,324)	-	-
Cash dividends paid	(31,338)	(27,834)	(66,068)
Other	(1,170)	-	-
	(99,133)	21,727	(25,116)

Net Increase (Decrease) in Cash and
Short-term Investments	(987)	(8,081)	11,921

Cash and short-term investments at beginning
of period	6,084	14,165	2,244

Cash and short-term investments at end
of period	$ 5,097	$ 6,084	$ 14,165

(*) For periods prior to the AFG/AFC merger in November 2003, the Parent Only Financial Statements include the accounts of AFG, AFC and AFC Holding Company.

S-3

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2003

(IN MILLIONS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
AFFILIATION WITH REGISTRANT	DEFERRED POLICY ACQUISITION COSTS	(a) RESERVES FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES	(b) DISCOUNT DEDUCTED IN COLUMN C	(c) UNEARNED PREMIUMS	EARNED PREMIUMS	NET INVESTMENT INCOME	CLAIMS AND CLAIM ADJUSTMENT EXPENSES INCURRED RELATED TO		AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS	PAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES	PREMIUMS WRITTEN
							CURRENT YEARS	(d) PRIOR YEARS

      CONSOLIDATED PROPERTY-CASUALTY ENTITIES

2003	$237	$4,909	$26	$1,595	$1,909	$219	$1,203	$167	$395	$1,238	$2,012

2002	$251	$5,204	$25	$1,848	$2,403	$293	$1,664	$171	$429	$1,688	$2,414

2001					$2,594	$307	$1,950	$163	$556	$1,867	$2,553

(a) Grossed up for reinsurance recoverables of $2,059 and $1,804 at December 31, 2003 and 2002, respectively.
(b) Discounted at approximately 7% in 2003 and 8% in 2002.
(c) Grossed up for prepaid reinsurance premiums of $620 and $679 at December 31, 2003 and 2002, respectively.
(d) Includes amounts recorded in discontinued operations: 2003 - $2 million; 2002 - $2 million; and 2001 - $33 million.

Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.
American Financial Group, Inc.

Signed: March 12, 2004	BY:s/CARL H. LINDNER
Carl H. Lindner
Chairman of the Board and
Chief Executive Officer

______________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Capacity	Date

s/CARL H. LINDNER	Chairman of the Board	March 12, 2004
Carl H. Lindner	of Directors

s/THEODORE H. EMMERICH	Director*	March 12, 2004
Theodore H. Emmerich

s/JAMES E. EVANS	Director	March 12, 2004
James E. Evans

s/TERRY S. JACOBS	Director*	March 12, 2004
Terry S. Jacobs

s/CARL H. LINDNER III	Director	March 12, 2004
Carl H. Lindner III

s/S. CRAIG LINDNER	Director	March 12, 2004
S. Craig Lindner

s/WILLIAM R. MARTIN	Director*	March 12, 2004
William R. Martin

s/WILLIAM A. SCHUTZER	Director	March 12, 2004
William A. Schutzer

s/WILLIAM W. VERITY	Director	March 12, 2004
William W. Verity

s/FRED J. RUNK	Senior Vice President and	March 12, 2004
Fred J. Runk	Treasurer (principal
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
exceeding 10% of the
assets of Registrant and
consolidated subsidiaries.

Management Contracts:
10(a)	Stock Option Plan, filed as Exhibit 10(a)
	to AFG's Form 10-K for 1998.	(*)

10(b)	Form of stock option agreements, filed as
	Exhibit 10(b) to AFG's Form 10-K for 1998.	(*)

10(c)	2003 Annual Bonus Plan, filed as Exhibit 10
	to AFG's March 31, 2003 Form 10-Q/A.	(*)

10(d)	Amended and restated Nonqualified Auxiliary RASP.

10(e)	Retirement program for outside directors,
filed as Exhibit 10(e) to AFG's Form 10-K
	for 1995.	(*)

10(f)	Directors' Compensation Plan,
filed as Exhibit 10(f) to AFG's Form 10-K
	for 1995.	(*)

10(g)	Deferred Compensation Plan, filed as
Exhibit 10 to AFG's Registration Statement
	on Form S-8 on December 2, 1999.	(*)

10(h)	Amended and restated Credit Agreement, dated as
of November 20, 2003, among American Financial
Group, Inc., as Borrower, Fleet National
Bank, Bank of America, N.A. and KeyBank National
Association.

12	Computation of ratios of earnings
to fixed charges.

21	Subsidiaries of the Registrant.

23	Consent of independent auditors.

31(a)	Sarbanes-Oxley Section 302(a) Certification of
Chief Executive Officer.

31(b)	Sarbanes-Oxley Section 302(a) Certification of
Chief Financial Officer.

32	Sarbanes-Oxley Section 906 Certification of Chief
Executive Officer and Chief Financial Officer.

(*) Incorporated herein by reference.

E-1