Form 10-Q
period 2004-03-31
AMERICAN FINANCIAL GROUP INC
filed 2004-05-07
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.
Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

       As of May 1, 2004, there were 73,372,953 shares of the Registrant's Common Stock outstanding, excluding 9,953,392 shares owned by a subsidiary.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

FINANCIAL INFORMATION

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Thousands)
	March 31,	December 31,
	2004	2003
Assets:
Cash and short-term investments	$ 485,416	$ 593,552
Investments:
Fixed maturities:
Available for sale - at market
(amortized cost - $12,082,253 and $11,724,181)	12,653,253	12,101,981
Trading - at market	223,419	195,390
Other stocks - at market
(cost - $293,033 and $258,466)	550,233	454,866
Policy loans	214,859	215,571
Real estate and other investments	272,382	266,435
Total cash and investments	14,399,562	13,827,795
Recoverables from reinsurers and prepaid
reinsurance premiums	2,900,249	3,131,775
Agents' balances and premiums receivable	498,250	502,458
Deferred acquisition costs	899,934	851,199
Other receivables	242,421	320,517
Assets of managed investment entity	404,152	424,669
Variable annuity assets (separate accounts)	587,350	568,434
Prepaid expenses, deferred charges and other assets	283,704	402,081
Goodwill	169,026	168,330

	$20,384,648	$20,197,258

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 4,810,272	$ 4,909,109
Unearned premiums	1,618,070	1,594,839
Annuity benefits accumulated	7,104,643	6,974,629
Life, accident and health reserves	1,033,947	1,018,861
Payable to reinsurers	302,915	408,518
Long-term debt:
Holding company	684,703	574,618
Subsidiaries	347,883	262,244
Payable to subsidiary trusts (issuers of preferred
securities)	77,800	265,472
Liabilities of managed investment entity	384,424	406,547
Variable annuity liabilities (separate accounts)	587,350	568,434
Accounts payable, accrued expenses and other
liabilities	953,455	950,267
Total liabilities	17,905,462	17,933,538

Minority interest	207,822	187,559

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 73,313,545 and 73,056,085 shares outstanding	73,314	73,056
Capital surplus	1,041,963	1,035,784
Retained earnings	728,787	664,721
Unrealized gain on marketable securities, net	427,300	302,600
Total shareholders' equity	2,271,364	2,076,161

	$20,384,648	$20,197,258

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(In Thousands, Except Per Share Data)

	Three months ended
	March 31,
	2004	2003
Income:
Property and casualty insurance premiums	$486,801	$542,785
Life, accident and health premiums	90,325	79,510
Investment income	192,087	201,879
Realized gains (losses) on:
Securities	36,216	1,733
Subsidiary	-	(39,386)
Revenues of managed investment entity	4,891	-
Other income	63,973	53,401
	874,293	839,922
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	309,630	370,912
Commissions and other underwriting expenses	146,997	156,391
Annuity benefits	72,266	74,847
Life, accident and health benefits	69,314	63,096
Annuity and life acquisition expenses	30,154	26,298
Interest charges on borrowed money	17,088	13,048
Interest on subsidiary trust obligations	4,461	-
Expenses of managed investment entity	3,382	-
Other operating and general expenses	102,733	97,850
	756,025	802,442

Operating earnings before income taxes	118,268	37,480
Provision for income taxes	37,382	5,634

Net operating earnings	80,886	31,846

Minority interest expense, net of tax	(5,504)	(7,582)
Equity in net earnings (losses) of investees, net of tax	(918)	557
Earnings from continuing operations	74,464	24,821
Discontinued operations	573	299
Cumulative effect of accounting change	(1,837)	-

Net Earnings	$ 73,200	$ 25,120

Basic earnings per Common Share:
Continuing operations	$1.02	$.36
Discontinued operations	.01	-
Cumulative effect of accounting change	(.03)	-
Net earnings available to Common Shares	$1.00	$.36

Diluted earnings per Common Share:
Continuing operations	$1.00	$.36
Discontinued operations	.01	-
Cumulative effect of accounting change	(.03)	-
Net earnings available to Common Shares	$ .98	$.36

Average number of Common Shares:
Basic	73,172	69,289
Diluted	74,344	69,403

Cash dividends per Common Share	$.125	$.125

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands)

		Common Stock		Unrealized
	Common	and Capital	Retained	Gain on
	Shares	Surplus	Earnings	Securities	Total
Balance at January 1, 2004	73,056,085	$1,108,840	$664,721	$302,600	$2,076,161

Net earnings	-	-	73,200	-	73,200
Change in unrealized	-	-	-	124,700	124,700
Comprehensive income					197,900

Dividends on Common Stock	-	-	(9,134)	-	(9,134)
Shares issued:
Exercise of stock options	173,950	4,028	-	-	4,028
Dividend reinvestment plan	4,233	112	-	-	112
Employee stock purchase plan	6,683	189	-	-	189
Retirement plan contributions	37,468	1,095	-	-	1,095
Deferred compensation distributions	33,620	959	-	-	959
Directors fees paid in stock	1,506	39	-	-	39
Other	-	15	-	-	15

Balance at March 31, 2004	73,313,545	$1,115,277	$728,787	$427,300	$2,271,364

Balance at January 1, 2003	69,129,352	$ 992,171	$409,777	$323,900	$1,725,848

Net earnings	-	-	25,120	-	25,120
Change in unrealized	-	-	-	(31,000)	(31,000)
Comprehensive income (loss)					(5,880)

Dividends on Common Stock	-	-	(8,642)	-	(8,642)
Shares issued:
Dividend reinvestment plan	103,492	2,110	-	-	2,110
Employee stock purchase plan	12,157	256	-	-	256
Retirement plan contributions	278,434	5,437	-	-	5,437
Deferred compensation distributions	3,300	71	-	-	71
Directors fees paid in stock	1,050	24	-	-	24
Shares acquired and retired	(4)	-	-	-	-
Other	-	(2,321)	-	-	(2,321)

Balance at March 31, 2003	69,527,781	$ 997,748	$426,255	$292,900	$1,716,903

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)
	Three months ended
	March 31,
	2004	2003
Operating Activities:
Net earnings	$ 73,200	$ 25,120
Adjustments:
Cumulative effect of accounting change	1,837	-
Equity in net (earnings) losses of investees	918	(557)
Minority interest	5,504	2,569
Depreciation and amortization	39,075	41,300
Annuity benefits	72,266	74,847
Realized (gains) losses on investing activities	(39,764)	37,130
Deferred annuity and life policy acquisition costs	(30,756)	(44,748)
Decrease (increase) in reinsurance and other receivables	324,344	(195,939)
Decrease in other assets	28,958	28,610
Increase (decrease) in insurance claims and reserves	(58,608)	235,949
Increase (decrease) in payable to reinsurers	(105,603)	8,490
Increase (decrease) in other liabilities	(19,849)	53,575
Other, net	(20,851)	3,198
	270,671	269,544

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,686,323)	(1,817,002)
Equity securities	(44,584)	(8,168)
Subsidiary	(10,382)	-
Real estate, property and equipment	(3,277)	(5,124)
Maturities and redemptions of fixed maturity
investments	276,096	522,366
Sales of:
Fixed maturity investments	1,095,928	873,948
Equity securities	14,662	1,820
Subsidiaries	-	186,269
Real estate, property and equipment	2,768	386
Cash and short-term investments of acquired
(former) subsidiaries, net	1,295	(86,781)
Decrease (increase) in other investments	(9,596)	4,656
	(363,413)	(327,630)
Financing Activities:
Fixed annuity receipts	152,932	214,519
Annuity surrenders, benefits and withdrawals	(159,367)	(140,294)
Net transfers from (to) variable annuity assets	(3,698)	8,629
Additional long-term borrowings	194,733	18,311
Reductions of long-term debt	(6,114)	(171,601)
Repurchases of trust preferred securities	(188,961)	-
Issuances of Common Stock	3,891	217
Cash dividends paid on Common Stock	(9,022)	(6,532)
Other, net	212	(167)
	(15,394)	(76,918)

Net Decrease in Cash and Short-term Investments	(108,136)	(135,004)

Cash and short-term investments at beginning
of period	593,552	871,103

Cash and short-term investments at end of period	$ 485,416	$ 736,099

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES

A.	Accounting Policies	H.	Minority Interest
B.	Acquisitions and Sales of Subsidiaries	I.	Shareholders' Equity
C.	Segments of Operations	J.	Discontinued Operation
D.	Deferred Acquisition Costs	K.	Equity in Net Earnings (Losses)
E.	Managed Investment Entity		of Investees
F.	Long-Term Debt	L.	Commitments and Contingencies
G.	Payable to Subsidiary Trusts
(Issuers of Preferred Securities)

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

  Subsidiary Realignment  In the fourth quarter of 2003, AFG merged with two of its subsidiaries, American Financial Corporation ("AFC") and AFC Holding Company, with AFC's Series J Preferred stock exchanged for approximately 3.3 million shares of AFG Common Stock (aggregate value of $75 million). In addition, approximately $170 million in deferred tax liabilities associated with AFC's holding of AFG stock were eliminated. As of January 31, 2004, American Premier Underwriters, Inc. ("APU", a wholly-owned subsidiary) paid an extraordinary dividend consisting of approximately two-thirds of its assets, including insurance subsidiaries, to its immediate parent, APU Holding Company, and retained sufficient assets to enable it to meet its estimated liabilities.

  Investments  Fixed maturity securities classified as "available for sale" are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Fixed maturities classified as "trading" are reported at fair value with changes in unrealized holding gains or losses during the period included in investment income. Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages,

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  the geographic location of the mortgaged properties and the creditworthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

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

  The terms of the interest rate swap match those of the hedged debt; therefore, the swap is considered to be (and is accounted for as) a 100% effective fair value hedge. Both the swap and the hedged debt are adjusted for changes in fair value by offsetting amounts. Accordingly, since the swap is included with long-term debt in the Balance Sheet, the only effect on AFG's financial statements is that the interest expense on the hedged debt is recorded based on the variable rate.

  Managed Investment Entity  The Financial Accounting Standards Board ("FASB") issued revised Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("VIEs") in December 2003. FIN 46 sets forth the requirements for consolidating entities that do not share economic risk and reward through typical equity ownership, but rather through contractual relationships that distribute economic risks and rewards among various parties. Once an entity is determined to be a VIE, it is generally required to be consolidated by the primary beneficiary (the party with a majority of either the expected losses or residual rewards or both). Under FIN 46, AFG is considered to be the primary beneficiary of a collateralized debt obligation ("CDO") in which it owns subordinated notes (considered equity) representing approximately two-thirds of the CDO's equity (but less than 50% of the voting power) and 5% of the total notes issued by the CDO. Accordingly, AFG implemented FIN 46 effective December 31, 2003. Since AFG has no right to use the CDO assets and the CDO liabilities can be extinguished only by using CDO assets, the assets and liabilities of the CDO are shown separate from AFG's other assets and liabilities in the Balance Sheet. Income and expenses of the CDO are shown separately in the Statement of Earnings; related minority interest is shown in Note H under "Minority Interest Expense."

  Goodwill  Goodwill represents the excess of cost of subsidiaries over AFG's equity in their underlying net assets. Goodwill is not amortized but is subject to an impairment test at least annually.

  Insurance  As discussed under "Reinsurance" below, unpaid losses and loss adjustment expenses and unearned premiums have not been reduced for reinsurance recoverable.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

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

  Subsidiaries of Great American Financial Resources, Inc. ("GAFRI"), an 82%-owned subsidiary, cede life insurance policies to a third party on a funds withheld basis whereby GAFRI retains the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance (including realized gains and losses) of the retained assets. Effective October 1, 2003, GAFRI implemented SFAS No. 133 Implementation Issue B36 ("B36"). Under B36, these reinsurance contracts are considered to contain embedded derivatives (that must be marked to market) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. GAFRI determined that changes in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. As permitted under B36, GAFRI reclassified the securities related to these transactions from "available for sale" to "trading". The mark to market on the embedded derivatives offsets the investment income recorded on the mark to market of the related trading portfolios.

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

  DPAC includes the present value of future profits on business in force of insurance companies acquired by GAFRI, which represents the portion of the costs to acquire companies that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. The present value of future profits is amortized with interest in relation to expected gross profits of the acquired policies for annuities and universal life products and in relation to the premium paying period for traditional life and health insurance products.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

         Variable Annuity Assets and Liabilities  Separate accounts related to variable annuities represent the market value of deposits invested in underlying investment funds on which GAFRI earns a fee. Investment funds are selected and may be changed only by the policyholder, who retains all investment risk.

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

  Payable to Subsidiary Trusts (Issuers of Preferred Securities)  Under FIN 46, AFG deconsolidated wholly-owned subsidiary trusts because they are "variable interest entities" in which AFG is not considered to be the primary beneficiary. These subsidiary trusts were formed to issue preferred securities and, in turn, purchase a like amount of subordinated debt from their parent company which provides interest and principal payments to fund the respective trust obligations. Accordingly, the subordinated debt due to the trusts is shown as a liability in AFG's Balance Sheet, and beginning in 2004, the related interest expense is shown in AFG's Statement of Earnings as "interest on subsidiary trust obligations." Prior to 2004, this interest was included in the Statement of Earnings as minority interest expense, net of tax. Implementation of FIN 46 with respect to the preferred securities had no effect on net earnings.

  Minority Interest  For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in AFG subsidiaries. For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFG subsidiaries. See "Payable to Subsidiary Trusts" above.

  Income Taxes  Prior to the AFG/AFC merger in November 2003, AFC filed consolidated federal income tax returns which included all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. Because holders of AFC Preferred Stock held in excess of 20% of AFC's voting rights, AFG (parent) and AFC Holding were not eligible to file consolidated returns with AFC, and therefore, filed separately. Following the AFG/AFC merger, AFG will file consolidated federal income tax returns which will include the companies previously included in the AFC consolidated return.

  Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

  Stock-Based Compensation  As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," AFG accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under AFG's stock option plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants. On March 31, 2004, the FASB issued a proposal that would require AFG to recognize the fair value of employee stock options as compensation expense beginning in 2005.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  The following table illustrates the effect on net earnings (in thousands) and earnings per share had compensation cost been recognized and determined based on the "fair values" at grant dates consistent with the method prescribed by SFAS No. 123. For SFAS No. 123 purposes, the "fair value" of $8.92 per option granted in the first quarter of 2004 and $5.60 in the first quarter of 2003 was calculated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 2%; expected volatility of 29% in 2004 and 30% in 2003; risk-free interest rate of 3.7% for 2004 and 3.6% for 2003; and expected option life of 7.5 years in 2004 and 7.4 years in 2003. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value".

	Three months ended
	March 31,
	2004	2003
Net earnings, as reported	$73,200	$25,120
Pro forma stock option expense, net of tax	(1,217)	(1,521)

Adjusted net earnings	$71,983	$23,599

Earnings per share (as reported):
Basic	$1.00	$0.36
Diluted	$0.98	$0.36

Earnings per share (adjusted):
Basic	$0.98	$0.34
Diluted	$0.97	$0.34

  Benefit Plans  AFG provides retirement benefits to qualified employees of participating companies through the AFG Retirement and Savings Plan, a defined contribution plan. AFG makes all contributions to the retirement fund portion of the plan and matches a percentage of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions have been invested primarily in securities of AFG and affiliates. Employees may direct the investment of their vested retirement fund account balances from securities of AFG and its affiliates to independently managed investment funds. As of March 31, 2004, the Plan held 11% of AFG's outstanding Common Stock. Company contributions are expensed in the year for which they are declared.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes 1,172,000 shares in 2004 and 114,000 shares in 2003 representing the dilutive effect of common stock options.

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

  Segments of Operations  AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity, supplemental insurance and life, and (iii) other, which includes holding company costs, and beginning in 2004, the operations of a CDO that AFG manages.

Since AFG disposed of substantially all of its Personal insurance business in 2003, it has revised its reporting of the Specialty insurance business into the following components: (i) Property and Transportation which includes inland and ocean marine, agricultural-related business and commercial automobile, (ii) Specialty Casualty which includes executive and professional liability, umbrella and excess liability and excess and surplus, (iii) Specialty Financial which includes fidelity and surety bonds and collateral protection and (iv) California Workers' Compensation. AFG's reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

AFG's annuity, supplemental insurance and life business markets primarily retirement annuities and various forms of supplemental insurance and life products.

The following tables (in thousands) show AFG's revenues and operating profit (loss) by significant business segment and sub-segment. Operating profit (loss) represents total revenues less operating expenses.

	Three months ended
	March 31,
	2004	2003
Revenues (a)
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$124,916	$132,194
Specialty casualty	174,494	155,600
Specialty financial	84,362	59,234
California workers' compensation	77,429	58,786
Other	20,617	22,034
Personal	4,981	114,938
Other lines	2	(1)
	486,801	542,785
Investment income	63,725	70,199
Realized gains (losses)	25,995	15,236
Other income	42,605	32,948
	619,126	661,168
Annuities, life and health (b)	247,012	220,946
Other (c)	8,155	(42,192)
	$874,293	$839,922

Operating Profit (Loss)
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 20,659	$ 5,242
Specialty casualty	10,793	(1,228)
Specialty financial	(754)	(5,699)
California workers' compensation	3,739	4,717
Other	(1,816)	6,489
Personal	(44)	5,212
Other lines (d)	(2,403)	749
	30,174	15,482
Investment and other income	80,948	69,728
	111,122	85,210
Annuities, life and health	29,087	15,563
Other (c)	(21,941)	(63,293)
	$118,268	$ 37,480

(a) Revenues include sales of products and services as well as other income earned by the respective segments.
(b) Investment income comprises the majority of these revenues. Includes impairment charges of $1.2 million and $21.7 million for the three months ended March 31, 2004 and 2003, respectively.
(c) Other revenues and operating profit (loss) for 2003 include the loss on the public offering of Infinity. Operating profit (loss) includes holding company expenses.
(d) Represents development of lines in "run-off"; AFG has ceased underwriting new business in these operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Deferred Acquisition Costs  Included in deferred acquisition costs in AFG's Balance Sheet are $56.3 million and $57.9 million at March 31, 2004, and December 31, 2003, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and life business. The PVFP amounts are net of $67.4 million and $65.8 million of accumulated amortization. Amortization of the PVFP was $1.6 million and $2.2 million during the first three months of 2004 and 2003. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 14% of the balance at the beginning of each respective year.
  Managed Investment Entity  AFG has an investment in, and acts as investment manager for, a CDO of which AFG has been determined to be the "primary beneficiary". Under FIN 46, AFG began consolidating the CDO on December 31, 2003.

  Upon formation in 1999, the CDO issued securities in various senior and subordinate classes and the proceeds were invested in primarily floating rate, secured bank loans, and to a lesser extent, high yield bonds, all of which serve as collateral for the securities issued by the CDO. None of the collateral was purchased from AFG. Income from the CDO's investments is used to service its debt and pay other operating expenses, including management fees to AFG. AFG's investment in this CDO is subordinate to the senior classes (approximately 92% of the total securities) issued by the CDO. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, AFG's class would bear losses first.

  The assets (substantially all cash and investments carried at market as "trading securities") of this managed investment entity are separately disclosed in the Balance Sheet because they are not available for use to satisfy AFG obligations. Likewise, the CDO liabilities (substantially all debt) are separately disclosed because they represent claims against only the CDO's assets and not against AFG's other assets. Accordingly, AFG's exposure to loss on this investment is limited to its investment (approximately $11.5 million at March 31, 2004).

  Beginning in 2004, the operating results of the CDO are included in AFG's Statement of Earnings. However, due to the non-recourse nature of the instruments issued by the CDO, any excess losses included in AFG's results that are not absorbed by AFG's investment over the life of the CDO will ultimately reverse when the CDO is liquidated. Accordingly, while implementation of FIN 46 impacts the timing of income recognition, it does not impact the overall amount of income recognized over the life of this investment.

  AFG is the investment manager and has an investment of $6.3 million in another CDO (included in fixed maturities) at March 31, 2004, which is not required to be consolidated. This CDO was formed in 2000 and had approximately $475 million in investments at March 31, 2004.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Long-Term Debt  The carrying value of long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Holding Company:
AFG 7-1/8% Senior Debentures due April 2009	$296,682	$301,501
AFG Senior Convertible Notes due June 2033	189,857	189,857
AFG 7-1/8% Senior Debentures due February 2034	115,000	-
AFG 7-1/8% Senior Debentures due December 2007	75,100	75,100
Other	8,064	8,160

	$684,703	$574,618
Subsidiaries:
GAFRI 7-1/2% Senior Debentures due November 2033	$112,500	$112,500
GAFRI 6-7/8% Senior Notes due June 2008	100,000	100,000
GAFRI 7-1/4% Senior Debentures due January 2034	86,250	-
Notes payable secured by real estate	26,919	27,063
APU 10-7/8% Subordinated Notes due May 2011	11,415	11,433
Other	10,799	11,248

	$347,883	$262,244

At March 31, 2004, sinking fund and other scheduled principal payments on debt for the balance of 2004 and the subsequent five years were as follows (in millions):

	Holding
	Company	Subsidiaries	Total
2004	$ -	$ 1.5	$ 1.5
2005	-	11.2	11.2
2006	-	19.4	19.4
2007	80.2	.1	80.3
2008	-	100.1	100.1
2009	298.0	.1	298.1

In the first quarter of 2004, AFG issued $115 million principal amount of 7-1/8% senior debentures due 2034 and GAFRI issued $86.3 million principal amount of
7-1/4% senior debentures due 2034. Proceeds from both offerings were used primarily to redeem at face value a portion of the outstanding trust preferred securities.

GAFRI has entered into interest rate swaps which effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9%.

AFG's Senior Convertible Notes were issued at a price of 37.153% of the principal amount due at maturity. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which, interest at 4% annually will be accrued and added to the carrying value of the Notes. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at accreted value ranging from $371.53 per Note at June 2, 2008 to $1,000 per Note at maturity. Generally, holders may convert each Note into 11.5016 shares of AFG Common Stock (i) if the average market price of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value, (ii) if the credit rating of the Notes is significantly lowered, or (iii) if AFG calls the notes for redemption.

AFG may borrow up to $280 million under its credit agreement. The line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a revolving facility for the remaining two-thirds with

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

a maturity in November 2005. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. In addition, GAFRI has an unsecured credit agreement under which it can borrow up to $155 million at floating rates based on prime or Eurodollar rates through December 2004.

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

In accordance with FIN 46, variable interest entities that issued preferred securities subsequent to January 31, 2003, are not consolidated for reporting purposes. Beginning December 31, 2003, previously consolidated subsidiary trusts were deconsolidated for reporting purposes under FIN 46. Accordingly, the subordinated debt due the trusts is shown as a liability in AFG's Balance Sheet. The preferred securities supported by the payable to subsidiary trusts consisted of the following (in thousands):

Date of		Amount Outstanding		Optional
Issuance	Issue (Maturity Date)	3/31/04	12/31/03	Redemption Dates
October 1996	AFG 9-1/8% TOPrS (2026)	$ -	$95,459	Redeemed March 2004
November 1996	GAFRI 9-1/4% TOPrS (2026)	-	65,013	Redeemed March 2004
March 1997	GAFRI 8-7/8% Pfd (2027)	42,800	70,000	On or after 3/1/2007
May 2003	GAFRI 7.35% Pfd (2033)	20,000	20,000	On or after 5/15/2008
May 2003	Variable Rate Pfd (2033)	15,000	15,000	On or after 5/23/2008

In 2003, a GAFRI subsidiary and a 68%-owned subsidiary of GAI issued an aggregate of $35 million in trust preferred securities maturing in 2033.

The AFG 9-1/8% trust preferred securities and the GAFRI 9-1/4% trust preferred securities were redeemed at face value in March 2004. In addition, during the first quarter of 2004, GAFRI repurchased $27.2 million of its 8-7/8% preferred securities for $28.5 million in cash.
  Minority Interest  Minority interest in AFG's Balance Sheet represents the interest of noncontrolling investors in the following (in thousands):

	March 31,	December 31,
	2004	2003
Subsidiaries' common stock	$200,873	$180,937
Managed investment entity	6,949	6,622
	$207,822	$187,559

Minority Interest Expense  Minority interest expense is comprised of (in thousands):

	Three months ended
	March 31,
	2004	2003
Interest of noncontrolling investors
in earnings of:
Subsidiaries	$4,827	$2,569
Managed investment entity	677	-
Accrued distributions by consolidated
subsidiaries on preferred securities:
Trust issued securities, net of tax	-	3,570
AFC preferred stock	-	1,443
	$5,504	$7,582

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Shareholders' Equity  At March 31, 2004, the shares of AFG Common Stock outstanding included 1,361,711 shares held by American Premier, its subsidiary, for possible distribution to certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of its predecessor, The Penn Central Transportation Company. Shares being held for distribution are not eligible to vote, but otherwise are accounted for as issued and outstanding. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

The Senior Convertible Notes due in 2033 could be converted under certain conditions into 5.9 million shares of AFG Common Stock.

Stock Options  At March 31, 2004, there were 9.5 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, options for 8.4 million shares were outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options generally expire ten years after the date of grant.
  Discontinued Operation  In the fourth quarter of 2003, AFG pursued a sale of Transport Insurance Company, an inactive property and casualty subsidiary with only run-off liabilities, including old asbestos and environmental claims. Transport's asbestos and environmental ("A&E") reserves represent approximately one-eighth of AFG's total A&E reserves. Although an agreement has not been finalized, management expects to complete a sale in 2004. In December 2003, AFG recorded a $55 million impairment charge to reduce its investment in Transport to estimated fair value, which was determined based on negotiations with potential buyers. Transport's results are reflected as discontinued for all periods presented in the statement of earnings; balance sheet amounts have not been reclassified.
  Equity in Net Earnings (Losses) of Investees  Equity in net earnings (losses) of investees in 2004 represents AFG's share of the losses from a start-up manufacturing business that was formerly a subsidiary. Equity in net losses from this business for the first quarter of 2004 and 2003 were $918,000 and $865,000, respectively.

Included in equity in net earnings of investees for the first quarter of 2003 was $1.4 million representing AFG's equity in net earnings from Infinity after the date of the initial sale of 61% of Infinity in mid-February 2003.
  Commitments and Contingencies  There have been no significant changes to the matters discussed and referred to in Note N - "Commitments and Contingencies" of AFG's Annual Report on Form 10-K for 2003.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	18	Results of Operations	25
Overview	18	General	25
Critical Accounting Policies	19	Income Items	25
Liquidity and Capital Resources	19	Expense Items	28
Ratios	19	Other Items	29
Sources of Funds	20	Proposed Accounting Standard	30
Investments	20
Uncertainties	23

_____________________________________________________________________________________________________

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "seeks", "could", "may", "should", "will" or the negative version of those words or other comparable terminology. Examples of such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings and investment activities; recoverability of asset values; expected losses and the adequacy of reserves for asbestos, environmental pollution and mass tort claims; rate increases; and improved loss experience.

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

OVERVIEW

Financial Condition

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

In the first quarter of 2004, AFG and GAFRI issued just over $200 million in senior debentures and used approximately $189 million of the proceeds to retire higher coupon debt due unconsolidated subsidiary trusts that, in turn, retired preferred securities.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance and in the sale of retirement annuities and supplemental insurance and life products. With the sale of Infinity in 2003, AFG narrowed the focus of its property and casualty business to its specialized commercial products for businesses.

AFG's net earnings for the first three months of 2004 were $73.2 million or $.98 per share, significantly higher than the $25.1 million or $.36 per share recorded in the comparable period in 2003. The improvement results from net realized gains versus net realized losses in the 2003 period and from improved underwriting results.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio (at the parent holding company level) was approximately 23% at March 31, 2004, and 21% at December 31, 2003.

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.20 for the quarter ended March 31, 2004, and 1.69 for the entire year of 2003. Excluding annuity benefits, this ratio was 5.63 and 3.71, respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Sources of Funds  Management believes AFG has sufficient resources to meet its liquidity requirements, primarily through funds generated by its subsidiaries' operations. If funds provided by subsidiaries through dividends and tax payments are insufficient to meet fixed charges in any period, AFG would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

AFG's bank credit line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a revolving facility for the remaining two-thirds which matures in November 2005. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. This credit agreement provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent company. While the credit line provides up to $280 million of availability, there were no borrowings outstanding during the first quarter of 2004. Under a currently effective shelf registration, AFG has the flexibility to issue up to $485 million in additional equity or debt securities as market and other conditions permit.

Investments  AFG's investment portfolio at March 31, 2004, contained $12.7 billion in "Fixed maturities" classified as available-for-sale and $550 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At March 31, 2004, AFG had pretax net unrealized gains of $571 million on fixed maturities and $257 million on other stocks.

Approximately 93% of the fixed maturities held by AFG at March 31, 2004, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at March 31, 2004, is shown in the following table (dollars in millions). Approximately $108 million of available-for-sale "Fixed maturities" and $22 million of "Other stocks" had no unrealized gains or losses at March 31, 2004.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available-for-sale Fixed Maturities
Market value of securities	$11,311	$1,234
Amortized cost of securities	$10,714	$1,260
Gross unrealized gain (loss)	$ 597	($ 26)
Market value as % of amortized cost	106%	98%
Number of security positions	1,738	144
Number individually exceeding
$2 million gain or loss	24	-
Concentration of gains (losses) by
type or industry (exceeding 5% of
unrealized):
Banks, savings and credit institutions	$ 80.8	($ 0.4)
Gas and electric services	73.5	(3.7)
Mortgage-backed securities	72.5	(6.7)
U.S. government and government agencies	38.5	(1.5)
State and municipal	35.4	(1.9)
Asset-backed securities	19.3	(2.9)
Air transportation (generally collateralized)	8.2	(3.4)
Percentage rated investment grade	94%	91%

Other Stocks
Market value of securities	$ 475	$ 53
Cost of securities	$ 216	$ 55
Gross unrealized gain (loss)	$ 259	($ 2)
Market value as % of cost	220%	97%
Number individually exceeding
$2 million gain or loss	4	-

AFG's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $217 million of the $259 million in unrealized gains on other stocks at March 31, 2004. In the first quarter of 2004, Provident announced it was being acquired by National City Corporation. If this transaction is completed, AFG will receive 8.1 million shares ($280 million market value at April 30, 2004) of National City in exchange for its investment in Provident.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below sets forth the scheduled maturities of AFG's available-for-sale fixed maturity securities at March 31, 2004, based on their market values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	2%	3%
After one year through five years	28	20
After five years through ten years	33	12
After ten years	10	11
	73	46
Mortgage-backed securities	27	54
	100%	100%

AFG realized aggregate losses of $2.2 million during the first quarter of 2004 on $13.5 million in sales of fixed maturity securities (2 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2003. Market values of both of the issues increased an aggregate of $1.7 million from December 31 to date of sale.

Although AFG had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio.

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at March 31, 2004

Securities with unrealized gains:
Exceeding $500,000 (407 issues)	$ 5,101	$409	108.7%
Less than $500,000 (1,331 issues)	6,210	188	103.1
	$11,311	$597	105.6%

Securities with unrealized losses:
Exceeding $500,000 (16 issues)	$ 184	($ 14)	92.9%
Less than $500,000 (128 issues)	1,050	(12)	98.9
	$ 1,234	($ 26)	97.9%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at March 31, 2004

Investment grade with losses for:
One year or less (92 issues)	$1,043	($11)	99.0%
Greater than one year (15 issues)	77	(4)	95.1%
	$1,120	($15)	98.7%

Non-investment grade with losses for:
One year or less (15 issues)	$ 44	($ 3)	93.6%
Greater than one year (22 issues)	70	(8)	89.7%
	$ 114	($11)	91.2%

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in AFG's 2003 Form 10-K.

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

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system which can eliminate the risk of actual ultimate results differing from such estimates. As shown in the reserve development table (loss triangle) on page 11 of AFG's 2003 Form 10-K, the original estimates of AFG's liability for losses and loss adjustment expenses, net of reinsurance, over the past 10 years have developed through December 31, 2003, to be deficient (for three years) by as much as 10.4% and redundant (for 7 years) by as much as 7.2% (excluding the effect of special charges for asbestos and environmental exposures). AFG believes this development illustrates the variability in factors considered in estimating its insurance reserves.

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

Operating earnings before income taxes increased $80.8 million in the first quarter of 2004 compared to the same period in 2003 due primarily to a $34.5 million improvement in realized gains on securities, a first quarter 2003 $39.4 million pretax loss on the sale of 61% of Infinity and a $14.7 million improvement in property and casualty underwriting results. These items more than offset a $9.8 million decrease in investment income due primarily to lower yields on fixed maturity securities.

Property and Casualty Insurance - Underwriting  Since AFG disposed of substantially all of its Personal insurance business in 2003, it has revised its reporting of the Specialty insurance business into the following components: (i) Property and Transportation which includes inland and ocean marine, agricultural-related business and commercial automobile, (ii) Specialty Casualty which includes executive and professional liability, umbrella and excess liability and excess and surplus, (iii) Specialty Financial which includes fidelity and surety bonds and collateral protection and (iv) California Workers' Compensation.

The Personal group wrote nonstandard and preferred/standard private passenger auto insurance and, to a lesser extent, homeowners' insurance. Nonstandard automobile insurance covers risks not typically accepted for standard automobile coverage because of an applicant's driving record, type of vehicle, age or other criteria.

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

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	Three months ended
	March 31,
	2004	2003
Gross Written Premiums (GAAP)
Specialty:
Property and transportation	$239.9	$191.6
Specialty casualty	363.3	339.9
Specialty financial	106.6	74.2
California workers' compensation	96.2	69.6
Other	.7	1.5
Total Specialty	806.7	676.8
Personal (a)	2.0	181.1
	$808.7	$857.9

Net Written Premiums (GAAP)
Specialty:
Property and transportation	$146.9	$124.9
Specialty casualty	198.3	165.7
Specialty financial	90.6	57.5
California workers' compensation	84.0	66.0
Other	17.3	24.7
Total Specialty	537.1	438.8
Personal (a)	2.0	117.9
	$539.1	$556.7

Combined Ratios (GAAP)
Specialty:
Property and transportation	83.5%	96.0%
Specialty casualty	93.8	100.8
Specialty financial	100.9	109.6
California workers' compensation	95.2	92.0
Other	108.8	70.6
Total Specialty	93.3	97.9
Personal (a)	100.9	95.5
Aggregate (including discontinued lines)	93.8%	97.1%

(a) Includes the operations of Infinity through the sale date in mid-February 2003.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Specialty  The Specialty group's gross written premiums increased approximately 19% for the first quarter of 2004 over the comparable 2003 period reflecting the impact of continuing rate increases and volume growth in certain businesses. Specialty rate increases averaged approximately 11% during the first three months of 2004 and should be approximately 8% for the year. In addition to these items, the 22% increase in net written premiums during the first quarter of 2004 reflects changes in reinsurance agreements.

The Specialty group reported an underwriting profit of $32.6 million for the 2004 first quarter with a combined ratio of 93.3%, an improvement of 4.6 points over the 2003 first quarter, respectively, reflecting less prior year development in 2004 and the impact of rate increases.

Property and transportation gross written premiums increased 25% during the first quarter of 2004 reflecting primarily volume increases in truck, bus and recreational vehicle products and to a lesser extent rate increases. Net written premiums increased 18% as the growth in gross written premiums was partially offset by increased reinsurance coverage. Combined ratios for property and transportation improved to 83.5% in 2004 from 96% in 2003 reflecting a favorable change in prior year development, the effect of a reinsurance profit-sharing agreement and rate increases.

Specialty casualty net written premiums increased 20% in the first quarter of 2004 compared to the same period in 2003 reflecting return premiums from cancellation of certain reinsurance agreements during the first quarter of 2004 and to a lesser extent rate increases. The 7.0 point improvement in the Specialty casualty combined ratio reflects primarily a favorable change in prior year development.

Specialty financial gross written premiums increased 44% during the first quarter of 2004 reflecting substantial volume growth in financial institutions collateral protection products. In addition, net written premiums increased 58% as less reinsurance was in place during the first quarter of 2004 compared to the first quarter of 2003. The combined ratio for Specialty financial improved 8.7 points in the first quarter of 2004 reflecting growth in more profitable products.

The 27% net written premiums growth in California workers' compensation during the first quarter of 2004 is due primarily to rate increases. The 3.2 point deterioration in the combined ratio reflects prior year development in 2004 partially offset by rate increases.

Personal  The Personal group results represent primarily Infinity's underwriting results through the public offering in mid-February 2003 and the direct-to-consumer auto business, which was sold in April 2003.

Investment Income  The decrease in investment income for the first quarter of 2004 compared to the 2003 quarter reflects lower average yields on fixed maturity investments partially offset by higher average investments.

Realized Gains  Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Gains (Losses) on Securities  Realized gains (losses) on securities include provisions for other than temporary impairment of securities still held of $2.0 million in the first quarter of 2004 and $34.9 million in the first quarter of 2003. Impairment charges in 2003 reflect primarily the downturn in the airline industry and writedowns of certain asset-backed securities.

Loss on Sale of Subsidiary  In the first quarter of 2003, AFG recognized a $39.4 million pretax loss on the public offering of 12.5 million shares of Infinity.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Earnings as shown below (in millions).

	Three months ended
	March 31,
	2004	2003
Other income	$17.0	$16.0
Other operating and general expenses	16.1	16.1
Interest charges on borrowed money	.5	.6

Other income includes net pretax gains on the sale of real estate assets of $1.6 million in the first quarter of 2004 compared to $33,000 for the 2003 period.

Other Income  Other income increased $10.6 million (20%) for the first quarter of 2004 compared to 2003 due primarily to increased revenues earned by the Specialty group's growing warranty business, increased gains from the sale of real estate, and higher fee income in certain other specialty insurance operations, partially offset by the absence of income from Infinity (following its sale in mid-February).

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

The majority of GAFRI's fixed annuity products permit GAFRI to change the crediting rate at any time subject to minimum interest rate guarantees (as determined by applicable law). Approximately half of the annuity benefits accumulated relate to policies that have a minimum guarantee of 3%; the majority of the balance has a guarantee of 4%. Beginning in the fourth quarter of 2003, in states where required approvals have been received, GAFRI began issuing products with guaranteed minimum crediting rates of less than 3%.

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

The increase in annuity and life acquisition expenses in the first quarter of 2004 compared to 2003 reflects an increase in in-force policies, primarily in the annuities and supplemental insurance business.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to write-offs of DPAC in the future.

Interest on Borrowed Money  Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFG has generally financed its borrowings on a long-term basis which has resulted in higher current costs. Interest expense for the first quarter of 2004 increased compared to the 2003 quarter due primarily to higher average indebtedness and paydowns of lower variable-rate bank debt with the proceeds from fixed-rate debt offerings in 2003.

Interest on Subsidiary Trust Obligations  Interest on subsidiary trust obligations was included in minority interest expense for the first quarter of 2003. The interest on these obligations decreased slightly in the first quarter of 2004 compared to the first quarter of 2003 due primarily to the March 2004 redemption of the AFG
9-1/8% trust preferred and GAFRI's 9-1/4% trust preferred securities and GAFRI's first quarter 2004 repurchases of $27.2 million in 8-7/8% preferred securities.

Other Operating and General Expenses  Other operating and general expenses increased $4.9 million (5%) for the first quarter of 2004 compared to 2003 as higher expenses in the Specialty group's growing warranty business, higher expenses in certain other specialty insurance operations and a $1.9 million loss on the repurchase of trust preferred securities and other debt were partially offset by the absence of expenses from Infinity (following its sale in mid-February 2003) and decreases in expenses from real estate operations.

Income Taxes  The 2003 provision for income taxes reflects $5.5 million in first quarter tax benefits related to AFG's basis in Infinity stock.

Investee Corporations

Start-up Manufacturing Business  Equity in net earnings (losses) of investees includes losses of a start-up manufacturing business (see Note K). Losses include $918,000 in the first quarter of 2004 compared to $865,000 in the first quarter of 2003.

Infinity Property and Casualty Corporation  Following AFG's sale of 61% of Infinity in the mid-February 2003 offering, AFG's proportionate share ($1.4 million) of Infinity's earnings for the first quarter of 2003 is included in equity in net earnings (losses) of investees.

Cumulative Effect of Accounting Change  In January 2004, AFG recorded a $1.8 million charge (after tax and minority interest) resulting from GAFRI's implementation of Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." This charge resulted primarily from a change in accounting for persistency bonuses and two-tier annuities.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Proposed Standard on Equity Compensation  On March 31, 2004, the FASB issued a proposed accounting standard that, if implemented, would require AFG to expense stock option grants beginning in 2005. Currently, AFG accounts for stock option grants using the intrinsic value method as permitted under SFAS No. 123. Since options are granted at exercise prices equal to the fair value of the shares at the date of grant, no compensation expense is currently recognized. The effect of using the fair value method that is also permitted under SFAS No. 123 is disclosed in Note A to the financial statements.

               ______________________________________________

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

Debt Securities  In the first quarter of 2004, AFG issued $115 million principal amount of 7-1/8% senior debentures due 2034 and GAFRI issued $86.3 million principal amount of 7-1/4% senior debentures due 2034. Proceeds from both offerings were used primarily to redeem a portion of the outstanding trust preferred securities.

As of March 31, 2004, there were no other material changes to the information provided in AFG's Form 10-K for 2003 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 6

Exhibits and Reports on Form 8-K

(a) Exhibits:

Number	Exhibit Description

10(a)	2004 CEO and Co-President Bonus Plan.

10(b)	2004 Senior Executive Bonus Plan.

10(c)	Keith E. Lindner Salary Continuation Agreement.

12	Computation of ratios of earnings to fixed charges.

31(a)	Certification of the Chief Executive Officer pursuant to
section 302(a) of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer pursuant to
section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief
Financial Officer pursuant to section 906 of the Sarbanes-
Oxley Act of 2002.

(b) Reports on Form 8-K:

Date of Report	Item Reported

January 30, 2004	Press Release regarding Sale of 7-1/8% Senior Debentures
due 2034.

February 2, 2004	Correction of Press Release regarding Sale of 7-1/8%
Senior Debentures due 2034.

February 12, 2004	Fourth Quarter and Full Year 2003 Earnings Release.

February 17, 2004	Press Release regarding Potential Effect of a Proposed
Merger Agreement between Provident Financial Group, Inc.
and National City Corporation.

April 26, 2004	First Quarter 2004 Earnings Release.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.
American Financial Group, Inc.

May 7, 2004	BY: s/Fred J. Runk
Fred J. Runk
Senior Vice President and Treasurer