Form 10-Q
period 2004-06-30
AMERICAN FINANCIAL GROUP INC
filed 2004-08-06
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.
Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

       As of August 1, 2004, there were 73,628,730 shares of the Registrant's Common Stock outstanding, excluding 9,953,392 shares owned by a subsidiary.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

FINANCIAL INFORMATION

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Thousands)
	June 30,	December 31,
	2004	2003
Assets:
Cash and short-term investments	$ 594,736	$ 593,552
Investments:
Fixed maturities:
Available for sale - at market
(amortized cost - $12,730,786 and $11,724,181)	12,843,386	12,101,981
Trading - at market	248,486	195,390
Other stocks - at market
(cost - $316,581 and $258,466)	561,781	454,866
Policy loans	246,027	215,571
Real estate and other investments	283,479	266,435
Total cash and investments	14,777,895	13,827,795
Recoverables from reinsurers and prepaid
reinsurance premiums	3,092,937	3,131,775
Agents' balances and premiums receivable	589,423	502,458
Deferred acquisition costs	1,000,278	851,199
Other receivables	252,022	320,517
Investments of managed investment entity	397,301	424,669
Variable annuity assets (separate accounts)	587,715	568,434
Prepaid expenses, deferred charges and other assets	408,266	402,081
Goodwill	170,026	168,330

	$21,275,863	$20,197,258

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 4,871,274	$ 4,909,109
Unearned premiums	1,709,065	1,594,839
Annuity benefits accumulated	7,919,665	6,974,629
Life, accident and health reserves	1,058,208	1,018,861
Payable to reinsurers	381,091	408,518
Long-term debt:
Holding company	684,870	574,618
Subsidiaries	346,480	262,244
Payable to subsidiary trusts (issuers of preferred
securities)	77,800	265,472
Debt of managed investment entity	377,220	406,547
Variable annuity liabilities (separate accounts)	587,715	568,434
Accounts payable, accrued expenses and other
liabilities	982,318	950,267
Total liabilities	18,995,706	17,933,538

Minority interest	186,016	187,559

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 73,446,865 and 73,056,085 shares outstanding	73,447	73,056
Capital surplus	1,045,049	1,035,784
Retained earnings	775,545	664,721
Unrealized gain on marketable securities, net	200,100	302,600
Total shareholders' equity	2,094,141	2,076,161

	$21,275,863	$20,197,258

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(In Thousands, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Income:
Property and casualty insurance premiums	$529,520	$412,500	$1,016,321	$ 955,285
Life, accident and health premiums	87,553	83,218	177,878	162,728
Investment income	195,895	187,244	387,982	389,123
Realized gains (losses) on:
Securities	687	17,556	36,903	19,289
Subsidiary	-	7,704	-	(31,682)
Revenues of managed investment entity	4,546	-	9,437	-
Other income	83,212	68,385	147,185	121,786
	901,413	776,607	1,775,706	1,616,529
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	338,144	317,336	647,774	688,248
Commissions and other underwriting
expenses	161,781	123,796	308,778	280,187
Annuity benefits	73,765	80,860	146,031	155,707
Life, accident and health benefits	65,905	59,307	135,219	122,403
Annuity and life acquisition expenses	32,699	33,271	62,853	59,569
Interest charges on borrowed money	18,097	14,934	35,185	27,982
Interest on subsidiary trust obligations	1,545	-	6,006	-
Expenses of managed investment entity	3,146	-	6,528	-
Other operating and general expenses	113,661	97,399	216,394	195,249
	808,743	726,903	1,564,768	1,529,345

Operating earnings before income taxes	92,670	49,704	210,938	87,184
Provision for income taxes	29,260	13,727	66,642	19,361

Net operating earnings	63,410	35,977	144,296	67,823

Minority interest expense, net of tax	(6,160)	(8,461)	(11,664)	(16,043)
Equity in net earnings (losses)
of investees, net of tax	(882)	2,417	(1,800)	2,974
Earnings from continuing operations	56,368	29,933	130,832	54,754
Discontinued operations	(428)	577	145	876
Cumulative effect of accounting change	-	-	(1,837)	-

Net Earnings	$ 55,940	$ 30,510	$ 129,140	$ 55,630

Basic earnings per Common Share:
Continuing operations	$.77	$.43	$1.79	$.79
Discontinued operations	(.01)	.01	-	.01
Cumulative effect of accounting change	-	-	(.03)	-
Net earnings available to Common Shares	$.76	$.44	$1.76	$.80

Diluted earnings per Common Share:
Continuing operations	$.76	$.43	$1.75	$.79
Discontinued operations	(.01)	.01	-	.01
Cumulative effect of accounting change	-	-	(.02)	-
Net earnings available to Common Shares	$.75	$.44	$1.73	$.80

Average number of Common Shares:
Basic	73,388	69,579	73,280	69,435
Diluted	74,671	69,925	74,509	69,665

Cash dividends per Common Share	$.125	$.125	$.25	$.25

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands)

		Common Stock		Unrealized
	Common	and Capital	Retained	Gain on
	Shares	Surplus	Earnings	Securities	Total
Balance at January 1, 2004	73,056,085	$1,108,840	$664,721	$302,600	$2,076,161

Net earnings	-	-	129,140	-	129,140
Change in unrealized	-	-	-	(102,500)	(102,500)
Comprehensive income					26,640

Dividends on Common Stock	-	-	(18,303)	-	(18,303)
Shares issued:
Exercise of stock options	250,499	5,986	-	-	5,986
Dividend reinvestment plan	5,170	140	-	-	140
Employee stock purchase plan	14,506	425	-	-	425
Retirement plan contributions	76,274	2,269	-	-	2,269
Deferred compensation distributions	33,620	959	-	-	959
Directors fees paid in stock	11,666	339	-	-	339
Shares tendered in option exercises	(955)	(15)	(13)	-	(28)
Other	-	(447)	-	-	(447)

Balance at June 30, 2004	73,446,865	$1,118,496	$775,545	$200,100	$2,094,141

Balance at January 1, 2003	69,129,352	$ 992,171	$409,777	$323,900	$1,725,848

Net earnings	-	-	55,630	-	55,630
Change in unrealized	-	-	-	102,400	102,400
Comprehensive income					158,030

Dividends on Common Stock	-	-	(17,333)	-	(17,333)
Shares issued:
Exercise of stock options	11,000	233	-	-	233
Dividend reinvestment plan	152,870	3,140	-	-	3,140
Employee stock purchase plan	24,072	510	-	-	510
Retirement plan contributions	313,334	6,219	-	-	6,219
Deferred compensation distributions	3,300	71	-	-	71
Directors fees paid in stock	2,274	48	-	-	48
Shares acquired and retired	(4)	-	-	-	-
Other	-	(2,541)	-	-	(2,541)

Balance at June 30, 2003	69,636,198	$ 999,851	$448,074	$426,300	$1,874,225

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)
	Six months ended
	June 30,
	2004	2003
Operating Activities:
Net earnings	$ 129,140	$ 55,630
Adjustments:
Cumulative effect of accounting change	1,837	-
Equity in net (earnings) losses of investees	1,800	(2,974)
Minority interest	11,664	5,898
Depreciation and amortization	89,116	93,539
Annuity benefits	146,031	155,707
Realized (gains) losses on investing activities	(45,308)	6,783
Net purchases/sales of trading securities	(58,734)	301
Deferred annuity and life policy acquisition costs	(63,616)	(82,239)
Decrease (increase) in reinsurance and
other receivables	135,491	(246,934)
Decrease in other assets	30,221	36,523
Increase in insurance claims and reserves	117,782	369,408
Decrease in payable to reinsurers	(27,427)	(22,781)
Decrease in other liabilities	(4,260)	(22,389)
Other, net	4,503	4,337
	468,240	350,809

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(3,021,929)	(3,549,798)
Equity securities	(73,185)	(24,562)
Subsidiary	(10,382)	-
Real estate, property and equipment	(12,192)	(14,088)
Maturities and redemptions of fixed maturity
investments	694,147	949,402
Sales of:
Fixed maturity investments	1,940,941	2,093,884
Equity securities	31,055	15,322
Subsidiaries	-	247,380
Real estate, property and equipment	9,562	7,433
Cash and short-term investments of businesses
acquired or sold, net	27,857	(112,666)
Decrease (increase) in other investments	(22,291)	4,349
	(436,417)	(383,344)
Financing Activities:
Fixed annuity receipts	340,259	440,769
Annuity surrenders, benefits and withdrawals	(353,921)	(282,890)
Net transfers from (to) variable annuity assets	(3,766)	6,747
Additional long-term borrowings	195,007	220,715
Reductions of long-term debt	(7,897)	(328,180)
Issuances of trust preferred securities	-	33,943
Repurchases of trust preferred securities	(188,961)	-
Issuances of Common Stock	5,830	666
Cash dividends paid on Common Stock	(18,163)	(14,193)
Other, net	973	1,562
	(30,639)	79,139

Net Increase in Cash and Short-term Investments	1,184	46,604

Cash and short-term investments at beginning
of period	593,552	871,103

Cash and short-term investments at end of period	$ 594,736	$ 917,707

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

  Derivatives  Derivatives included in AFG's Balance Sheet consist primarily of (i) the interest component of certain life reinsurance contracts (included in other liabilities), (ii) interest rate swaps (included in debt), and (iii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

  The terms of the interest rate swaps match those of the hedged debt; therefore, the swaps are considered to be (and are accounted for as) 100% effective fair value hedges. Both the swaps and the hedged debt are adjusted for changes in fair value by offsetting amounts. Accordingly, since the swaps are included with long-term debt in the Balance Sheet, the only effect on AFG's financial statements is that the interest expense on the hedged debt is recorded based on the variable rate.

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

  Minority Interest  For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in consolidated entities. For income statement purposes, minority interest expense represents such shareholders' interest in the earnings of those entities. See "Payable to Subsidiary Trusts" above.

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

  The following table illustrates the effect on net earnings (in thousands) and earnings per share had compensation cost been recognized and determined based on the "fair values" at grant dates consistent with the method prescribed by

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  SFAS No. 123. For SFAS No. 123 purposes, the "fair value" of $8.92 per option granted in the first six months of 2004 and $5.62 in the first six months of 2003 was calculated using the Black-Scholes option pricing model and the following assumptions: expected dividend yield of 2%; expected volatility of 29% in 2004 and 30% in 2003; risk-free interest rate of 3.7% for 2004 and 3.6% for 2003; and expected option life of 7.5 years in 2004 and 7.4 years in 2003. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value".

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings, as reported	$55,940	$30,510	$129,140	$55,630
Pro forma stock option expense,
net of tax	(2,143)	(1,605)	(3,360)	(3,125)

Adjusted net earnings	$53,797	$28,905	$125,780	$52,505

Earnings per share (as reported):
Basic	$0.76	$0.44	$1.76	$0.80
Diluted	$0.75	$0.44	$1.73	$0.80

Earnings per share (adjusted):
Basic	$0.73	$0.42	$1.72	$0.76
Diluted	$0.73	$0.42	$1.70	$0.76

  Benefit Plans  AFG provides retirement benefits to qualified employees of participating companies through the AFG Retirement and Savings Plan, a defined contribution plan. AFG makes all contributions to the retirement fund portion of the plan and matches a percentage of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions have been invested primarily in securities of AFG and affiliates. Employees may direct the investment of their vested retirement fund account balances from securities of AFG and its affiliates to independently managed investment funds. As of June 30, 2004, the Plan held 10% of AFG's outstanding Common Stock. Company contributions are expensed in the year for which they are declared.

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

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: second quarter of 2004 and 2003 - 1,283,000 shares and 346,000 shares; six months of 2004 and 2003 - 1,229,000 shares and 230,000 shares, respectively.

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

  Acquisitions and Sales of Subsidiaries

National Health Annuity Business  In May 2004, GAFRI acquired the fixed annuity business of National Health Insurance Company (over 30,000 policies). This transaction increased both annuity benefits accumulated and cash and investments by approximately $750 million.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues (a)
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$144,942	$ 86,600	$ 269,858	$ 218,794
Specialty casualty	181,014	160,477	355,508	316,077
Specialty financial	99,488	61,965	183,850	121,199
California workers' compensation	82,798	62,238	160,227	121,024
Other	17,180	20,178	37,797	42,212
Personal (b)	-	21,043	-	135,981
Other lines	4,098	(1)	9,081	(2)
	529,520	412,500	1,016,321	955,285
Investment income	63,702	59,345	127,427	129,544
Realized gains	3,958	27,791	29,953	43,027
Other income	51,070	43,311	93,675	76,259
	648,250	542,947	1,267,376	1,204,115
Annuities, life and health (c)	243,777	228,603	490,789	449,549
Other (d)	9,386	5,057	17,541	(37,135)
	$901,413	$776,607	$1,775,706	$1,616,529

Operating Profit (Loss)
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 22,216	$ 29,181	$ 42,875	$ 34,423
Specialty casualty	877	760	11,670	(468)
Specialty financial	(1,506)	(8,311)	(2,260)	(14,010)
California workers' compensation	8,333	(302)	12,072	4,415
Other	1,934	(4,155)	118	2,334
Personal (e)	-	(1,432)	-	3,780
Other lines (f)	(2,259)	(44,373)	(4,706)	(43,624)
	29,595	(28,632)	59,769	(13,150)
Investment and other income	60,940	81,939	141,888	151,667
	90,535	53,307	201,657	138,517
Annuities, life and health	22,733	13,241	51,820	28,804
Other (d)	(20,598)	(16,844)	(42,539)	(80,137)
	$ 92,670	$ 49,704	$ 210,938	$ 87,184

(a) Revenues include sales of products and services as well as other income earned by the respective segments.

(b)  There is no earned premium for the Personal group in 2004 due to the sale of Infinity and the direct auto business during 2003, and the transfer, beginning in 2004, of the remaining former Personal business to Specialty transportation (2004 premium of
     $6 million and $13 million) and Other lines (2004 premium of $4 million and $9 million).

(c) Investment income and realized gains comprise approximately 53% of these revenues and premiums represent about 36%.
(d) Other revenues and operating profit (loss) for 2003 include the first quarter loss on the public offering of Infinity. Operating profit (loss) includes holding company expenses.

(e)  There is no underwriting profit for the Personal group in 2004 due to the sale of Infinity and the direct auto business during 2003, and the transfer, beginning in 2004, of the remaining former Personal business to Specialty transportation
     (2004 profit of zero and $1 million) and Other lines (2004 profit of $1 million for the quarter and six month period).

(f) Represents development of lines in "run-off" and includes a 2003 second quarter pretax charge of $43.8 million for an arbitration decision relating to a 1995 property claim from a discontinued business; AFG has ceased underwriting new business in these operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Deferred Acquisition Costs  Included in deferred acquisition costs in AFG's Balance Sheet are $72.1 million and $57.9 million at June 30, 2004, and December 31, 2003, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and life business. The PVFP amounts are net of $69.3 million and $65.8 million of accumulated amortization. Amortization of the PVFP was $1.9 million in the second quarter and $3.5 million in the first six months of 2004 and $2.1 million in the second quarter and $4.3 million in the first six months of 2003. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 14% of the balance at the beginning of each respective year.
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

  The assets (substantially all investments carried at market as "trading securities") of this managed investment entity are separately disclosed in the Balance Sheet because they are not available for use to satisfy AFG obligations. Likewise, the CDO liabilities (substantially all debt) are separately disclosed because they represent claims against only the CDO's assets and not against AFG's other assets. Accordingly, AFG's exposure to loss on this investment is limited to its investment (carrying value of $11.9 million at June 30, 2004).

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

  AFG is the investment manager and has an investment with a carrying value of $5.9 million in another CDO (included in fixed maturities) at June 30, 2004, which is not required to be consolidated. This CDO was formed in 2000 and had approximately $475 million in investments at June 30, 2004. In July 2004, AFG invested $4.7 million in a new CDO of which AFG is the investment manager and which AFG will not be required to consolidate.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Long-Term Debt  The carrying value of long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Holding Company:
AFG 7-1/8% Senior Debentures due April 2009	$296,736	$301,501
AFG Senior Convertible Notes due June 2033	189,857	189,857
AFG 7-1/8% Senior Debentures due February 2034	115,000	-
AFG 7-1/8% Senior Debentures due December 2007	75,100	75,100
Other	8,177	8,160

	$684,870	$574,618
Subsidiaries:
GAFRI 7-1/2% Senior Debentures due November 2033	$112,500	$112,500
GAFRI 6-7/8% Senior Notes due June 2008	100,000	100,000
GAFRI 7-1/4% Senior Debentures due January 2034	86,250	-
Notes payable secured by real estate	26,773	27,063
APU 10-7/8% Subordinated Notes due May 2011	10,334	11,433
Other	10,623	11,248

	$346,480	$262,244

At June 30, 2004, sinking fund and other scheduled principal payments on debt for the balance of 2004 and the subsequent five years were as follows (in millions):

	Holding
	Company	Subsidiaries	Total
2004	$ -	$ 1.0	$ 1.0
2005	-	11.4	11.4
2006	-	19.4	19.4
2007	80.4	.1	80.5
2008	-	100.1	100.1
2009	298.0	.1	298.1

In the first quarter of 2004, AFG issued $115 million principal amount of 7-1/8% senior debentures due 2034 and GAFRI issued $86.3 million principal amount of
7-1/4% senior debentures due 2034. Proceeds from both offerings were used primarily to redeem at face value a portion of their outstanding trust preferred securities.

GAFRI has entered into interest rate swaps which effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9%.

AFG's Senior Convertible Notes were issued at a price of 37.153% of the principal amount due at maturity. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which, interest at 4% annually will be accrued and added to the carrying value of the Notes. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at accreted value ranging from $371.53 per Note at June 2, 2008 to $1,000 per Note at maturity. Generally, holders may convert each Note into 11.5016 shares of AFG Common Stock (at $32.30 per share currently) (i) if the average market price of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value ($38.76 per share currently), (ii) if the credit rating of the Notes is significantly lowered, or (iii) if AFG calls the notes for redemption.

AFG may borrow up to $280 million under its credit agreement. The line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a revolving facility for the remaining two-thirds with

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

a maturity in November 2005. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. In addition, GAFRI has an unsecured credit agreement under which it can borrow up to $155 million at floating rates based on prime or Eurodollar rates through December 2004. GAFRI expects to replace its existing credit agreement with a $150 million, four-year credit facility in the third quarter of 2004.
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

Date of		Amount Outstanding		Optional
Issuance	Issue (Maturity Date)	6/30/04	12/31/03	Redemption Dates
October 1996	AFG 9-1/8% TOPrS (2026)	$ -	$95,459	Redeemed March 2004
November 1996	GAFRI 9-1/4% TOPrS (2026)	-	65,013	Redeemed March 2004
March 1997	GAFRI 8-7/8% Pfd (2027)	42,800	70,000	On or after 3/1/2007
May 2003	GAFRI 7.35% Pfd (2033)	20,000	20,000	On or after 5/15/2008
May 2003	Variable Rate Pfd (2033)	15,000	15,000	On or after 5/23/2008

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
  Minority Interest  Minority interest in AFG's Balance Sheet represents the interest of noncontrolling investors in the following (in thousands):

	June 30,	December 31,
	2004	2003
Subsidiaries' common stock	$179,159	$180,937
Managed investment entity	6,857	6,622
	$186,016	$187,559

Minority Interest Expense  Minority interest expense is comprised of (in thousands):

	Six months ended
	June 30,
	2004	2003
Interest of noncontrolling investors in earnings of:
Subsidiaries	$10,452	$ 5,898
Managed investment entity	1,212	-
Accrued distributions by consolidated
subsidiaries on preferred securities:
Trust issued securities, net of tax	-	7,259
AFC preferred stock	-	2,886
	$11,664	$16,043

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Shareholders' Equity  At June 30, 2004, the shares of AFG Common Stock outstanding included 1,361,711 shares held by APU for possible distribution to, or sale for the benefit of, certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of its predecessor, The Penn Central Transportation Company. These held shares are not eligible to vote, but otherwise are accounted for as issued and outstanding.

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

The Senior Convertible Notes due in 2033 could be converted under certain conditions into 5.9 million shares of AFG Common Stock.

Stock Options  At June 30, 2004, there were 9.4 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, options for 8.4 million shares were outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options generally expire ten years after the date of grant.
  Discontinued Operation  In the fourth quarter of 2003, AFG pursued a sale of Transport Insurance Company, an inactive property and casualty subsidiary with only run-off liabilities, including old asbestos and environmental claims. Transport's asbestos and environmental ("A&E") reserves represent approximately one-eighth of AFG's total A&E reserves. In December 2003, AFG recorded a $55 million impairment charge to reduce its investment in Transport to estimated fair value, which was determined based on negotiations with potential buyers. In June 2004, AFG entered into a definitive agreement to sell Transport, subject to regulatory approval. The sale is expected to close in the third quarter of 2004. Transport's results are reflected as discontinued for all periods presented in the statement of earnings; balance sheet amounts have not been reclassified.
  Equity in Net Earnings (Losses) of Investees  Equity in net earnings (losses) of investees in 2004 represents AFG's share of the losses from a start-up manufacturing business. Equity in net losses from this business was $882,000 for the second quarter and $1.8 million for the first six months of 2004 and $707,000 for the second quarter and $1.6 million for the first six months of 2003.

Included in equity in net earnings of investees for the second quarter and first six months of 2003 was $3.1 million and $4.5 million, respectively, representing AFG's equity in net earnings from Infinity after the date of the initial sale of 61% of Infinity in mid-February 2003.
  Commitments and Contingencies  There have been no significant changes to the matters discussed and referred to in Note N - "Commitments and Contingencies" of AFG's Annual Report on Form 10-K for 2003.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	18	Results of Operations	25
Overview	18	General	25
Critical Accounting Policies	19	Income Items	25
Liquidity and Capital Resources	19	Expense Items	28
Ratios	19	Other Items	30
Sources of Funds	20	Proposed Accounting Standards	30
Investments	21
Uncertainties	23

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
    development of insurance loss reserves and other reserves, particularly with respect to amounts associated with asbestos and environmental claims;
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

AFG's net earnings for the 2004 second quarter were $55.9 million or $.75 per share, significantly above the $30.5 million or $.44 per share reported for the second quarter of last year. The increase reflects (i) a 2003 charge for an arbitration decision in the property and casualty group, (ii) 2003 charges related to lower interest rates in the fixed annuity business, and (iii) improved earnings in the insurance operations. These items were partly offset by lower realized gains on investments.

Net earnings for the first six months of 2004 were $129.1 million or $1.73 per share, compared to $55.6 million or $.80 per share recorded in the comparable period in 2003. The improvement results from higher earnings from insurance operations, the 2003 second quarter charges and net realized gains on investments versus net realized losses in the 2003 period.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio (at the parent holding company level) was approximately 25% at June 30, 2004, and 21% at December 31, 2003.

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.08 for the six months ended June 30, 2004, and 1.69 for the entire

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

year of 2003. Excluding annuity benefits, this ratio was 5.29 and 3.71, respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

Sources of Funds

Parent Holding Company Liquidity  Management believes AFG has sufficient resources to meet its parent holding company liquidity requirements, primarily through funds generated by its subsidiaries' operations. If funds provided by subsidiaries through dividends and tax payments are insufficient to meet fixed charges in any period, AFG would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

AFG's bank credit line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a revolving facility for the remaining two-thirds which matures in November 2005. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. This credit agreement provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent company. While the credit line provides up to $280 million of availability, there were no borrowings outstanding during the first six months of 2004.

Subsidiary Liquidity  The liquidity requirements of AFG's insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and expenses, payments of dividends and taxes to AFG and contributions of capital to their subsidiaries. Historically, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements without forcing the sale of investments or requiring contributions from AFG. Funds received in excess of cash requirements are generally invested in additional marketable securities. In addition, the insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments.

The excess cash flow of AFG's property and casualty group allows it to extend the duration of its investment portfolio somewhat beyond that of its claim reserves.

In GAFRI's annuity business, however, where profitability is largely dependent on earning a "spread" between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on GAFRI's annuity products. With declining rates, GAFRI receives some protection due to the ability to lower crediting rates, subject to guaranteed minimums.

AFG believes its insurance subsidiaries maintain sufficient liquidity to pay claims and benefits and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Investments  AFG's investment portfolio at June 30, 2004, contained $12.8 billion in "Fixed maturities" classified as available-for-sale and $562 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At June 30, 2004, AFG had pretax net unrealized gains of $113 million on fixed maturities and $245 million on other stocks.

Approximately 94% of the fixed maturities held by AFG at June 30, 2004, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio should generate a stable and predictable investment return.

Individual portfolio securities are sold creating gains or losses as market opportunities exist. Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at June 30, 2004, is shown in the following table (dollars in millions). Approximately $124 million of available-for-sale "Fixed maturities" and $22 million of "Other stocks" had no unrealized gains or losses at June 30, 2004.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available-for-sale Fixed Maturities
Market value of securities	$6,079	$6,640
Amortized cost of securities	$5,784	$6,822
Gross unrealized gain (loss)	$ 295	($ 182)
Market value as % of amortized cost	105%	97%
Number of security positions	1,461	701
Number individually exceeding
$2 million gain or loss	8	7
Concentration of gains (losses) by
type or industry (exceeding 5% of
unrealized):
Gas and electric services	$ 40.1	($ 9.7)
Banks, savings and credit institutions	31.9	(12.2)
Mortgage-backed securities	30.9	(90.8)
Telephone communications	19.2	(2.0)
State and municipal	14.0	(13.1)
U.S. government and government agencies	13.7	(18.3)
Percentage rated investment grade	90%	97%

Other Stocks
Market value of securities	$ 482	$ 58
Cost of securities	$ 233	$ 62
Gross unrealized gain (loss)	$ 249	($ 4)
Market value as % of cost	207%	94%
Number individually exceeding
$2 million gain or loss	4	-

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

AFG's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $212 million of the $249 million in unrealized gains on other stocks at June 30, 2004. As a result of the merger of Provident and National City Corporation on July 1, 2004, AFG received common and preferred shares equivalent to 8.1 million common shares of National City and will record the above-mentioned Provident gain in the third quarter.

The table below sets forth the scheduled maturities of AFG's available-for-sale fixed maturity securities at June 30, 2004, based on their market values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	5%	- %
After one year through five years	31	15
After five years through ten years	36	30
After ten years	11	10
	83	55
Mortgage-backed securities	17	45
	100%	100%

AFG realized aggregate losses of $2.2 million during the first six months of 2004 on $13.5 million in sales of fixed maturity securities (2 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2003. Market values of both of the issues increased an aggregate of $1.7 million from December 31 to date of sale.

Although AFG had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio.

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at June 30, 2004

Securities with unrealized gains:
Exceeding $500,000 (164 issues)	$1,673	$152	110.0%
Less than $500,000 (1,297 issues)	4,406	143	103.4
	$6,079	$295	105.1%

Securities with unrealized losses:
Exceeding $500,000 (105 issues)	$2,735	($107)	96.2%
Less than $500,000 (596 issues)	3,905	(75)	98.1
	$6,640	($182)	97.3%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at June 30, 2004

Investment grade with losses for:
One year or less (638 issues)	$6,349	($166)	97.5%
Greater than one year (20 issues)	112	(7)	94.1%
	$6,461	($173)	97.4%

Non-investment grade with losses for:
One year or less (25 issues)	$ 128	($ 3)	97.7%
Greater than one year (18 issues)	51	(6)	89.5%
	$ 179	($ 9)	95.2%

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

Operating earnings before income taxes increased $43 million in the second quarter of 2004 compared to the same period in 2003. The improvement reflects a $44 million charge in 2003 for an arbitration decision relating to a 1995 property claim and, excluding the arbitration charge, a $14 million improvement in property and casualty underwriting results in 2004. In addition, AFG's annuity operations in 2003 included second quarter charges of $12.5 million related to the negative effect of lower interest rates on the fixed annuity business. These items more than offset a $25 million decrease in realized gains.

Six-month pretax operating earnings improved $124 million compared to 2003 reflecting a $49 million increase in realized gains, a $29 million improvement in property and casualty underwriting results, and the 2003 second quarter charges. These items more than offset a $7 million increase in interest expense on borrowed money and the reclassification of interest on subsidiary trust obligations from minority interest.

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

Premiums and combined ratios for AFG's Specialty property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Gross Written Premiums (GAAP)
Specialty:
Property and transportation	$338.2	$287.6	$ 578.1	$ 479.2
Specialty casualty	388.3	353.8	751.6	693.7
Specialty financial	121.2	87.5	227.8	161.7
California workers' compensation	90.2	68.5	186.4	138.1
Other	(2.2)	(1.2)	(1.5)	.3
Total Specialty	$935.7	$796.2	$1,742.4	$1,473.0

Net Written Premiums (GAAP)
Specialty:
Property and transportation	$206.0	$127.7	$ 352.9	$ 252.6
Specialty casualty	193.8	172.3	392.1	338.0
Specialty financial	95.4	70.2	186.0	127.7
California workers' compensation	80.6	63.3	164.6	129.3
Other	13.1	16.9	30.4	41.6
Total Specialty	$588.9	$450.4	$1,126.0	$ 889.2

Combined Ratios (GAAP)(a)
Specialty:
Property and transportation	84.6%	66.3%	84.1%	84.3%
Specialty casualty	99.4	99.5	96.8	100.1
Specialty financial	101.5	113.4	101.2	111.7
California workers' compensation	90.0	100.5	92.5	96.3
Other	88.7	120.6	99.7	94.4
Total Specialty	94.0%	95.7%	93.6%	96.8%

(a)  AFG's aggregate combined ratio, including the former Personal group and other, primarily discontinued, lines was 94.5%, 106.9%, 94.1% and
     101.4% in the four periods. The 2003 aggregate ratios include 10.6 points and 4.6 points in the second quarter and six months, for the effect of a $43.8 million charge for an arbitration decision relating to a claim arising from a discontinued business.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Specialty  The Specialty group's gross written premiums increased 18% for both the second quarter and the first six months over the comparable 2003 periods reflecting the impact of continuing rate increases and volume growth in several profitable product lines. Specialty rate increases averaged approximately 9% during the first six months of 2004 and are expected to be about 8% for the year. The 31% and 27% increases in net written premiums during the second quarter and first six months of 2004 also reflect a decrease in reinsurance ceded in 2004.

The Specialty group reported an underwriting profit of $31.9 and $64.5 million for the second quarter and first six months of 2004. The combined ratios for these respective periods improved 1.7 and 3.2 points over the comparable 2003 periods as a result of rate increases and less prior year adverse development in 2004.

Property and transportation gross written premiums increased 18% and 21% during the second quarter and first six months of 2004 reflecting primarily volume increases in the crop, equine, truck, bus and recreational vehicle products, and to a lesser extent, rate increases. Net written premiums increased 61% and 40%, primarily reflecting the items above plus a reduction in ceded reinsurance premiums in 2004 for the inland marine, crop and truck divisions. The abnormally low combined ratio for the second quarter of 2003 was due primarily to the effect of a quota share reinsurance agreement and some favorable reserve development.

Specialty casualty net written premiums increased 12% in the second quarter and 16% for the first six months compared to the same periods in 2003. The increase for the quarter is primarily a result of rate increases while the six month increase also reflects the return of premium as a result of the cancellation of certain reinsurance agreements. The 3.3 point improvement in the combined ratio for the first six months of 2004 reflects a favorable change in prior year development and the impact of rate increases. Though the combined ratios for the second quarters of 2004 and 2003 were similar, both periods included significant amounts of adverse prior year development, including $20 million in 2004 within the executive liability operations.

Specialty financial gross written premiums increased 39% during the second quarter and 41% for the first six months of 2004 reflecting substantial volume growth in collateral protection products for financial institutions. The combined ratio for Specialty financial improved 11.9 and 10.5 points in the second quarter and first six months of 2004, reflecting significant growth in the more profitable collateral protection products sold to financial institutions.

California workers' compensation net written premiums grew 27% for both the second quarter and first six months of 2004 reflecting modest rate increases and an increase in volume. The combined ratio improved 10.5 and 3.8 points for the second quarter and first six months of 2004 compared to the same periods in 2003. The improvement in the results reflects the impact of rate increases and adverse prior year development recorded in the second quarter of 2003.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Investment Income  The increase in investment income for the second quarter of 2004 compared to 2003 reflects an increase of about $1.2 billion (9%) in average cash and investments, partially offset by lower average yields on fixed maturity investments.

Realized Gains  Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

Gains (Losses) on Securities  Realized gains (losses) on securities include provisions for other than temporary impairment of securities still held as follows: second quarter of 2004 and 2003 - $6.1 million and $15.7 million; six months of 2004 and 2003 - $8.1 million and $50.6 million, respectively. Impairment charges in 2003 reflect primarily the downturn in the airline industry and writedowns of certain asset-backed securities.

Gains (Losses) on Sales of Subsidiaries  During the second quarter of 2003, AFG recognized a $4.3 million pretax gain on the sale of an inactive insurance subsidiary and a $3.4 million pretax gain on the sale of two subsidiaries that marketed automobile insurance directly to customers. In February 2003, AFG recognized a $39.4 million pretax loss on the public offering of 12.5 million shares of Infinity.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Earnings as shown below (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Other income	$28.8	$26.4	$45.8	$42.4
Other operating and general expenses	20.1	18.7	36.2	34.8
Interest charges on borrowed money	.5	.7	1.0	1.3
Minority interest expense, net	.9	.2	.9	.2

Other income includes net pretax gains on the sale of real estate assets of $4.9 million in the second quarter and $6.5 million for the first six months of 2004 compared to $4.7 million for the 2003 periods.

Other Income  Other income increased $14.8 million (22%) for the second quarter and $25.4 million (21%) for the first six months of 2004 compared to the 2003 periods due primarily to increased revenues earned by AFG's warranty business ($11.7 million higher for the six months), increased fee income in certain other property and casualty insurance operations ($4.5 million higher for the six months), and increased policy fees ($6.5 million higher for the six months) in the annuity and life operations.

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. Annuity benefits in the second quarter and first six months compared to the same periods in 2003 reflect lower average crediting rates offset by higher annuity balances. Annuity benefits in 2003 include a second quarter charge of $6.2 million related to the effect of lower investment yields.

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

Annuity and Life Acquisition Expenses  Annuity and life acquisition expenses include amortization of annuity and life, accident and health deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and life acquisition expenses also include amortization of the present value of future profits of businesses acquired. Annuity and life acquisition expenses for 2003 include a $6.3 million second quarter write-off of GAFRI's fixed annuity DPAC balance. Excluding the write-off, annuity and life acquisition expenses increased in the second quarter and first six months of 2004 compared to 2003 reflecting an increase in in-force policies, primarily in the annuities and supplemental insurance business.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to write-offs of DPAC in the future.

Interest on Borrowed Money  Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFG has generally financed its borrowings on a long-term basis which has resulted in higher current costs. Interest expense for the second quarter and first six months of 2004 increased compared to the 2003 periods due primarily to higher average indebtedness and paydowns of lower variable-rate bank debt with the proceeds from fixed-rate debt offerings in 2003. The majority of the proceeds from debt issued in 2004 was used to retire higher coupon trust preferred securities. Accordingly, the increase in interest expense for the first six months of 2004 was substantially offset (and for the second quarter was more than offset) by the reduction in interest on subsidiary trust obligations (see below).

Interest on Subsidiary Trust Obligations  Interest on subsidiary trust obligations was included in minority interest expense for the second quarter and first six months of 2003. The interest on these obligations decreased $4.1 million for the second quarter and $5.2 million for the first six months of 2004 compared to the 2003 periods due primarily to the March 2004 redemption of AFG's 9-1/8% trust preferred securities and GAFRI's 9-1/4% trust preferred securities and GAFRI's first quarter 2004 repurchases of $27.2 million of 8-7/8% preferred securities.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Other Operating and General Expenses  Other operating and general expenses include losses of $120,000 in the second quarter and $2 million in the first six months of 2004 on the repurchase of trust preferred securities and other debt. In addition to these losses, other operating and general expenses increased $16.1 million (17%) for the second quarter and $19.2 million (10%) for the six months of 2004 compared to 2003 due primarily to increased expenses in AFG's warranty business ($10.8 million higher for the six months) and increased expenses in certain other property and casualty insurance operations ($3.5 million higher for the six months).

Income Taxes  The 2003 provision for income taxes reflects $5.5 million in first quarter tax benefits related to AFG's basis in Infinity stock.

Investee Corporations

Start-up Manufacturing Business  Equity in net earnings (losses) of investees includes losses of a start-up manufacturing business. Losses include $882,000 in the second quarter and $1.8 million for the first six months of 2004 compared to $707,000 and $1.6 million in the second quarter and six months of 2003.

Infinity Property and Casualty Corporation  Following AFG's sale of 61% of Infinity in the mid-February 2003 offering, AFG's proportionate share of Infinity's earnings for the second quarter ($3.1 million) and for the first six months ($4.5 million) of 2003 was included in equity in net earnings (losses) of investees.

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

Proposed Accounting Standards

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

Investments in Limited Liability Companies  In March 2004, the FASB's Emerging Issues Task Force reached a final consensus on Issue 03-16, "Accounting for Investments in Limited Liability Companies." EITF 03-16 requires investors in certain limited liability companies to account for such investments similar to a limited partnership investment. The equity method of accounting is generally required for limited partnership ownership levels of "more than three to five percent." The EITF is effective for quarters beginning after June 15, 2004, with the cumulative effect at implementation reflected in the income statement. Implementation of this standard is not expected to have a material impact on AFG's consolidated financial position or results of operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Convertible Notes  The FASB is considering a proposal under which AFG's Senior Convertible Notes would be included in its diluted earnings per share calculation, retroactive to the date the Notes were issued. Under current GAAP, the impact of converting the Notes is included in diluted earnings per share only when the conversion threshold is reached. If the rule is adopted as proposed, the average shares outstanding used in the calculation of AFG's diluted earnings per share would increase by approximately 5.9 million shares and the numerator used in the calculation would increase annually by approximately $4.9 million (the annual interest cost on the Notes, net of tax). Diluted earnings per share for the first six months of 2004 would be $1.64 under the proposal compared to AFG's reported diluted earnings per share of $1.73.

           ______________________________________________________

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

Debt Securities  In the first quarter of 2004, AFG issued $115 million principal amount of 7-1/8% senior debentures due 2034 and GAFRI issued $86.3 million principal amount of 7-1/4% senior debentures due 2034. Proceeds from both offerings were used primarily to redeem a portion of their outstanding trust preferred securities.

As of June 30, 2004, there were no other material changes to the information provided in AFG's Form 10-K for 2003 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 2

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Under AFG's shareholder-approved Stock Option Plan, 955 shares of AFG Common Stock (fair value of $29.24 per share) were tendered to exercise stock options for 1,000 shares in May 2004.

Great American Financial Resources, Inc., an 82%-owned subsidiary of AFG, repurchased 10,600 shares of their common stock in May 2004.

ITEM 4

Submission of Matters to a Vote of Security Holders

AFG's Annual Meeting of Shareholders was held on May 25, 2004; there were four matters voted upon: (Item 1) election of nine directors, (Item 2) approval of
Non-employee Directors Compensation Plan, (Item 3) ratifying Ernst & Young as independent public accountant and (Item 4) shareholder proposal to expense stock options.

The votes cast for, against, withheld and the number of abstentions and broker non-votes as to each matter voted on at the 2004 Annual Meeting is set forth below:
					Broker
Name	For	Against	Withheld	Abstain	Non-Votes

Item 1
Theodore H. Emmerich	64,385,562	N/A	1,118,168	N/A	N/A
James E. Evans	63,520,090	N/A	1,983,640	N/A	N/A
Terry S. Jacobs	64,845,806	N/A	657,924	N/A	N/A
Carl H. Lindner	64,196,273	N/A	1,307,457	N/A	N/A
Carl H. Lindner III	64,347,794	N/A	1,155,936	N/A	N/A
S. Craig Lindner	64,349,016	N/A	1,154,714	N/A	N/A
William R. Martin	64,838,953	N/A	664,777	N/A	N/A
William A. Shutzer	63,987,123	N/A	1,516,607	N/A	N/A
William W. Verity	63,979,591	N/A	1,524,139	N/A	N/A

Item 2	58,781,525	2,915,091	N/A	75,428	3,731,686

Item 3	64,897,017	565,573	N/A	41,140	N/A

Item 4	14,947,537	46,364,058	N/A	460,449	3,731,686

N/A - Not Applicable

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION - CONTINUED

ITEM 6

Exhibits and Reports on Form 8-K

(a) Exhibits:

Number	Exhibit Description

12	Computation of ratios of earnings to fixed charges.

31(a)	Certification of the Chief Executive Officer pursuant to
section 302(a) of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer pursuant to
section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief
Financial Officer pursuant to section 906 of the Sarbanes-
Oxley Act of 2002.

(b) Reports furnished on Form 8-K:

Date of Report	Item Reported

April 26, 2004	First Quarter 2004 Earnings Release.

July 21, 2004	Second Quarter 2004 Earnings Release.

_________________________________________________

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.
American Financial Group, Inc.

August 5, 2004	BY: s/Fred J. Runk
Fred J. Runk
Senior Vice President and Treasurer