Form 10-Q
period 2004-09-30
AMERICAN FINANCIAL GROUP INC
filed 2004-11-09
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.
Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

       As of November 1, 2004, there were 73,792,061 shares of the Registrant's Common Stock outstanding, excluding 9,953,392 shares owned by a subsidiary.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

FINANCIAL INFORMATION

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Thousands)
	September 30,	December 31,
	2004	2003
Assets:
Cash and short-term investments	$ 837,085	$ 593,552
Investments:
Fixed maturities:
Available for sale - at market
(amortized cost - $12,785,672 and $11,724,181)	13,187,572	12,101,981
Trading - at market	282,878	195,390
Other stocks - at market
(cost - $573,928 and $258,466)	654,028	454,866
Policy loans	248,749	215,571
Real estate and other investments	292,945	266,435
Total cash and investments	15,503,257	13,827,795
Recoverables from reinsurers and prepaid
reinsurance premiums	3,280,111	3,131,775
Agents' balances and premiums receivable	645,870	502,458
Deferred acquisition costs	974,206	851,199
Other receivables	267,499	320,517
Investments of managed investment entity	393,216	424,669
Variable annuity assets (separate accounts)	569,155	568,434
Prepaid expenses, deferred charges and other assets	333,072	402,081
Goodwill	165,882	168,330

	$22,132,268	$20,197,258

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 5,103,159	$ 4,909,109
Unearned premiums	1,762,414	1,594,839
Annuity benefits accumulated	8,015,535	6,974,629
Life, accident and health reserves	1,064,812	1,018,861
Payable to reinsurers	489,315	408,518
Long-term debt:
Holding company	684,995	574,618
Subsidiaries	345,934	262,244
Payable to subsidiary trusts (issuers of preferred
securities)	77,800	265,472
Debt of managed investment entity	374,622	406,547
Variable annuity liabilities (separate accounts)	569,155	568,434
Accounts payable, accrued expenses and other
liabilities	1,174,209	950,267
Total liabilities	19,661,950	17,933,538

Minority interest	210,013	187,559

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 73,680,675 and 73,056,085 shares outstanding	73,681	73,056
Capital surplus	1,055,674	1,035,784
Retained earnings	897,950	664,721
Unrealized gain on marketable securities, net	233,000	302,600
Total shareholders' equity	2,260,305	2,076,161

	$22,132,268	$20,197,258

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(In Thousands, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Income:
Property and casualty insurance premiums	$ 549,296	$478,009	$1,565,617	$1,433,294
Life, accident and health premiums	85,929	83,887	263,807	246,615
Investment income	201,631	190,038	589,613	579,161
Realized gains (losses) on:
Securities	223,563	21,778	260,466	41,067
Subsidiary	-	-	-	(31,682)
Revenues of managed investment entity	3,302	-	12,739	-
Other income	89,800	74,566	236,985	196,352
	1,153,521	848,278	2,929,227	2,464,807
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	397,746	324,564	1,045,520	1,012,812
Commissions and other underwriting
expenses	151,055	132,836	459,833	413,023
Annuity benefits	82,482	71,523	228,513	227,230
Life, accident and health benefits	63,981	62,964	199,200	185,367
Annuity and life acquisition expenses	29,439	27,457	92,292	87,026
Interest charges on borrowed money	18,050	14,613	53,235	42,595
Interest on subsidiary trust obligations	1,552	598	7,558	781
Expenses of managed investment entity	4,123	-	10,651	-
Other operating and general expenses	172,509	141,849	388,903	337,098
	920,937	776,404	2,485,705	2,305,932

Operating earnings before income taxes	232,584	71,874	443,522	158,875
Provision for income taxes	78,031	22,354	144,673	41,651

Net operating earnings	154,553	49,520	298,849	117,224

Minority interest expense, net of tax	(10,987)	(11,213)	(22,651)	(27,137)
Equity in net earnings (losses)
of investees, net of tax	(668)	2,909	(2,468)	5,883
Earnings from continuing operations	142,898	41,216	273,730	95,970
Discontinued operations	(942)	384	(797)	1,260
Cumulative effect of accounting changes	(3,756)	-	(5,593)	-

Net Earnings	$ 138,200	$ 41,600	$ 267,340	$ 97,230

Basic earnings per Common Share:
Continuing operations	$1.94	$.59	$3.73	$1.38
Discontinued operations	(.01)	.01	(.01)	.02
Cumulative effect of accounting changes	(.05)	-	(.08)	-
Net earnings available to Common Shares	$1.88	$.60	$3.64	$1.40

Diluted earnings per Common Share:
Continuing operations	$1.91	$.58	$3.67	$1.37
Discontinued operations	(.01)	.01	(.01)	.02
Cumulative effect of accounting changes	(.05)	-	(.08)	-
Net earnings available to Common Shares	$1.85	$.59	$3.58	$1.39

Average number of Common Shares:
Basic	73,626	69,651	73,396	69,507
Diluted	74,762	70,019	74,597	69,785

Cash dividends per Common Share	$.125	$.125	$.375	$.375

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands)

		Common Stock		Unrealized
	Common	and Capital	Retained	Gain on
	Shares	Surplus	Earnings	Securities	Total
Balance at January 1, 2004	73,056,085	$1,108,840	$664,721	$302,600	$2,076,161

Net earnings	-	-	267,340	-	267,340
Change in unrealized	-	-	-	(69,600)	(69,600)
Comprehensive income					197,740

Dividends on Common Stock	-	-	(27,506)	-	(27,506)
Shares issued:
Exercise of stock options	872,499	22,083	-	-	22,083
Dividend reinvestment plan	6,151	167	-	-	167
Employee stock purchase plan	20,908	616	-	-	616
Retirement plan contributions	107,898	3,212	-	-	3,212
Deferred compensation distributions	34,218	977	-	-	977
Directors fees paid in stock	11,666	339	-	-	339
Shares tendered in option exercises	(428,750)	(6,529)	(6,605)	-	(13,134)
Other	-	(350)	-	-	(350)

Balance at September 30, 2004	73,680,675	$1,129,355	$897,950	$233,000	$2,260,305

Balance at January 1, 2003	69,129,352	$ 992,171	$409,777	$323,900	$1,725,848

Net earnings	-	-	97,230	-	97,230
Change in unrealized	-	-	-	30,600	30,600
Comprehensive income					127,830

Dividends on Common Stock	-	-	(26,039)	-	(26,039)
Shares issued:
Exercise of stock options	14,400	303	-	-	303
Dividend reinvestment plan	159,429	3,284	-	-	3,284
Employee stock purchase plan	32,577	701	-	-	701
Retirement plan contributions	345,434	6,925	-	-	6,925
Deferred compensation distributions	3,300	71	-	-	71
Directors fees paid in stock	3,517	76	-	-	76
Shares acquired and retired	(4)	-	-	-	-
Other	-	(2,794)	-	-	(2,794)

Balance at September 30, 2003	69,688,005	$1,000,737	$480,968	$354,500	$1,836,205

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)
	Nine months ended
	September 30,
	2004	2003
Operating Activities:
Net earnings	$ 267,340	$ 97,230
Adjustments:
Cumulative effect of accounting changes	5,593	-
Equity in net (earnings) losses of investees	2,468	(5,883)
Minority interest	22,651	12,025
Depreciation and amortization	127,986	135,023
Annuity benefits	228,513	227,230
Realized gains on investing activities	(274,577)	(19,672)
Net purchases/sales of trading securities	(85,683)	1,534
Deferred annuity and life policy acquisition costs	(95,035)	(118,765)
Increase in reinsurance and other receivables	(125,520)	(404,718)
Decrease in other assets	70,936	30,155
Increase in insurance claims and reserves	409,598	620,421
Increase (decrease) in payable to reinsurers	80,797	(25,156)
Increase in other liabilities	127,035	56,818
Other, net	13,423	8,239
	775,525	614,481

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(3,729,889)	(5,901,447)
Equity securities	(131,932)	(113,409)
Subsidiary	(10,382)	-
Real estate, property and equipment	(46,887)	(22,994)
Maturities and redemptions of fixed maturity
investments	972,067	1,428,014
Sales of:
Fixed maturity investments	2,370,684	3,615,671
Equity securities	48,958	36,464
Subsidiaries	-	247,380
Real estate, property and equipment	15,542	14,236
Cash and short-term investments of businesses
acquired or sold, net	27,857	(112,666)
Collection of receivable from investee	-	55,000
Decrease (increase) in other investments	(16,667)	531
	(500,649)	(753,220)
Financing Activities:
Fixed annuity receipts	523,968	592,806
Annuity surrenders, benefits and withdrawals	(534,302)	(417,590)
Net transfers from variable annuity assets	1,996	4,061
Additional long-term borrowings	195,008	228,715
Reductions of long-term debt	(8,482)	(363,405)
Issuances of trust preferred securities	-	33,943
Repurchases of trust preferred securities	(188,961)	-
Issuances of Common Stock	7,411	881
Subsidiary's issuance of stock in rights offering	-	10,632
Cash dividends paid on Common Stock	(27,339)	(22,755)
Other, net	(642)	2,016
	(31,343)	69,304

Net Increase (Decrease) in Cash and Short-term Investments	243,533	(69,435)

Cash and short-term investments at beginning of period	593,552	871,103

Cash and short-term investments at end of period	$ 837,085	$ 801,668

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES

A.	Accounting Policies	H.	Payable to Subsidiary Trusts
B.	Acquisitions and Sales of Subsidiaries		(Issuers of Preferred Securities)
C.	Segments of Operations	I.	Minority Interest
D.	Deferred Acquisition Costs	J.	Shareholders' Equity
E.	Managed Investment Entity	K.	Discontinued Operation
F.	Goodwill	L.	Equity in Net Earnings (Losses)
G.	Long-Term Debt		of Investees
		M.	Commitments and Contingencies

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

  In March 2003, the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-16, "Accounting for Investments in Limited Liability Companies" under which limited liability companies ("LLCs") are deemed to be the same as limited partnerships for which the equity method of accounting is generally required for ownership levels of "more than 3 to 5 percent." EITF 03-16 became effective for periods beginning after June 15, 2004. The cumulative effect of changing from the cost method to the equity method of accounting for an investment in an LLC is to be shown separately in the Statement of Earnings and can be determined as the proportional share of profits and losses over the ownership period or as the difference between the carrying value and the proportional share of the company's net assets. AFG used the latter method and wrote off its investment in an LLC that has a deficit in equity.

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

  Managed Investment Entity  The FASB issued revised Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("VIEs") in December 2003. FIN 46 sets forth the requirements for consolidating entities that do not share economic risk and reward through typical equity ownership, but rather through contractual relationships that distribute economic risks and rewards among various parties. Once an entity is determined to be a VIE, it is generally required to be consolidated by the primary beneficiary (the party with a majority of either the expected losses or residual rewards or both). Under FIN 46, AFG is considered to be the primary beneficiary of a collateralized debt obligation ("CDO") in which it owns subordinated notes (considered equity) representing approximately two-thirds of the CDO's equity (but less than 50% of the voting power) and 5% of the total notes issued by the CDO. Accordingly, AFG implemented FIN 46 effective December 31, 2003. Since AFG has no right to use the CDO assets and the CDO liabilities can be extinguished only by using CDO assets, the assets and liabilities of the CDO are shown separate from AFG's other assets and liabilities in the Balance Sheet. Income and expenses of the

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  CDO are shown separately in the Statement of Earnings; related minority interest is shown in Note H under "Minority Interest Expense."

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

  Subsidiaries of Great American Financial Resources, Inc. ("GAFRI"), an
  82%-owned subsidiary, cede life insurance policies to a third party on a funds withheld basis whereby GAFRI retains the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance (including realized gains and losses) of the retained assets. Effective October 1, 2003, GAFRI implemented Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue B36 ("B36"). Under B36, these reinsurance contracts are considered to contain embedded derivatives (that must be marked to market) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. GAFRI determined that changes in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. As permitted under B36, GAFRI reclassified the securities related to these transactions from "available for sale" to "trading". The mark to market on the embedded derivatives offsets the investment income recorded on the mark to market of the related trading portfolios.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  Payable to Subsidiary Trusts (Issuers of Preferred Securities)  Under FIN 46, AFG deconsolidated wholly-owned subsidiary trusts (formed prior to 2003) because they are "variable interest entities" in which AFG is not considered to be the primary beneficiary. These subsidiary trusts were formed to issue preferred securities and, in turn, purchase a like amount of subordinated debt from their parent company which provides interest and principal payments to fund the respective trust obligations. Accordingly, the subordinated debt due to the trusts is shown as a liability in AFG's Balance Sheet, and beginning in 2004, the related interest expense is shown in AFG's Statement of Earnings as "interest on subsidiary trust obligations." Prior to 2004, this interest was included in the Statement of Earnings as minority interest expense, net of tax. Implementation of FIN 46 with respect to the preferred securities had no effect on net earnings.

  Minority Interest  For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in consolidated entities. For income statement purposes, minority interest expense represents such shareholders' interest in the earnings of those entities. See "Payable to Subsidiary Trusts" above.

  Income Taxes  Prior to the AFG/AFC merger in November 2003, AFC filed consolidated federal income tax returns which included all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. Because holders of AFC Preferred Stock held in excess of 20% of AFC's voting rights, AFG (parent) and AFC Holding were not eligible to file consolidated returns with AFC, and therefore, filed separately. As a result of the merger, AFG files consolidated federal income tax returns which include the companies previously included in the AFC consolidated return.

  Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Stock-Based Compensation  As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," AFG accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under AFG's stock option plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants. In March 2004, the FASB issued a proposal that would require AFG to recognize the fair value of employee stock options as compensation expense beginning in 2005. In October 2004, the FASB deferred the effective date of its proposed standard to periods beginning after June 15, 2005.

  The following table illustrates the effect on net earnings (in thousands) and earnings per share had compensation cost been recognized and determined based on the "fair values" at grant dates consistent with the method prescribed by SFAS No. 123. For SFAS No. 123 purposes, the "fair value" of $8.92 per option granted in the first nine months of 2004 and $5.62 in the first nine months of 2003 was calculated using the Black-Scholes option pricing model and the following assumptions: expected dividend yield of 2%; expected volatility of 29% in 2004 and 30% in 2003; risk-free interest rate of 3.7% for 2004 and 3.6% for 2003; and expected option life of 7.5 years in 2004 and 7.4 years in 2003. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value".

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings, as reported	$138,200	$41,600	$267,340	$97,230
Pro forma stock option expense,
net of tax	(1,602)	(1,619)	(4,810)	(4,744)

Adjusted net earnings	$136,598	$39,981	$262,530	$92,486

Earnings per share (as reported):
Basic	$1.88	$0.60	$3.64	$1.40
Diluted	$1.85	$0.59	$3.58	$1.39

Earnings per share (adjusted):
Basic	$1.86	$0.57	$3.58	$1.33
Diluted	$1.84	$0.57	$3.54	$1.33

  Benefit Plans  AFG provides retirement benefits to qualified employees of participating companies through the AFG Retirement and Savings Plan, a defined contribution plan. AFG makes all contributions to the retirement fund portion of the plan and matches a percentage of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions have been invested primarily in securities of AFG and affiliates. Employees may direct the investment of their vested retirement fund account balances from securities of AFG and its affiliates to independently managed investment funds. As of September 30, 2004, the Plan held 10% of AFG's outstanding Common Stock. Company contributions are expensed in the year for which they are declared.

  AFG and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFG also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period employees earn such benefits.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: third quarter of 2004 and 2003 - 1,136,000 shares and 368,000 shares; nine months of 2004 and 2003 - 1,201,000 shares and 278,000 shares, respectively.

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

Since AFG disposed of substantially all of its Personal insurance business in 2003, it has revised its reporting of the Specialty insurance business into the following components: (i) Property and Transportation, which includes inland and ocean marine, agricultural-related business and commercial automobile, (ii) Specialty Casualty, which includes executive and professional liability, umbrella and excess liability and excess and surplus, (iii) Specialty Financial, which includes fidelity and surety bonds and collateral protection, and (iv) California Workers' Compensation. AFG's annuity, supplemental insurance and life business markets primarily retirement annuities and various forms of supplemental insurance and life products. AFG's reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

The following tables (in thousands) show AFG's revenues and operating profit (loss) by significant business segment and sub-segment. Operating profit (loss) represents total revenues less operating expenses.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues (a)
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 166,466	$125,845	$ 436,324	$ 344,639
Specialty casualty	181,781	164,994	537,289	481,071
Specialty financial	87,884	79,337	271,734	200,536
California workers' compensation	90,937	69,864	251,164	190,888
Other	19,513	22,758	57,310	64,970
Personal (b)	-	15,201	-	151,182
Other lines	2,715	10	11,796	8
	549,296	478,009	1,565,617	1,433,294
Investment income	64,794	59,791	192,221	189,335
Realized gains	179,135	19,981	209,088	63,006
Other income	50,009	43,992	143,684	120,253
	843,234	601,773	2,110,610	1,805,888
Annuities, life and health (c)	302,808	241,400	793,597	690,949
Other (d)	7,479	5,105	25,020	(32,030)
	$1,153,521	$848,278	$2,929,227	$2,464,807

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating Profit (Loss)
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 769	$ 17,469	$ 43,644	$ 51,892
Specialty casualty	2,264	(2,189)	13,934	(2,657)
Specialty financial	(4,566)	(1,363)	(6,826)	(15,373)
California workers' compensation	9,416	11,166	21,488	15,581
Other	(4,289)	(1,120)	(4,171)	1,214
Personal (e)	-	(2,697)	-	1,083
Other lines (f)	(3,099)	(657)	(7,805)	(44,281)
	495	20,609	60,264	7,459
Investment and other income (g)	232,931	34,250	374,819	185,917
	233,426	54,859	435,083	193,376
Annuities, life and health	71,818	34,230	123,638	62,851
Other (d)	(72,660)	(17,215)	(115,199)	(97,352)
	$ 232,584	$ 71,874	$ 443,522	$ 158,875

(a) Revenues include sales of products and services as well as other income earned by the respective segments.

(b)  There is no earned premium for the Personal group in 2004 due to the sale of Infinity and the direct auto business during 2003, and the transfer, beginning in 2004, of the remaining former Personal business to Specialty transportation (2004 premium of
     $6 million and $19 million) and Other lines (2004 premium of $3 million and
     $12 million).

(c) Includes realized gains (losses) of $44 million and $2 million for the 2004 and 2003 quarters, and $51 million and ($8 million) for the nine months. Excluding realized gains (losses), investment income comprises approximately 53% of these revenues and premiums represent about 35%.
(d) Operating profit (loss) for 2004 includes a third quarter pretax charge of
$52 million resulting from the settlement of litigation. Revenues and operating profit (loss) for 2003 include the first quarter loss on the public offering of
Infinity. Operating profit (loss) includes holding company expenses.

(e)  There is no underwriting profit for the Personal group in 2004 due to the sale of Infinity and the direct auto business during 2003, and the transfer, beginning in 2004, of the remaining former Personal business to Specialty transportation
     (2004 profit of $2 million and $3 million) and Other lines (2004 loss of
     $2 million and $1 million).

(f) Represents development of lines in "run-off" and includes a 2003 second quarter pretax charge of $43.8 million for an arbitration decision relating to a 1995 property claim from a discontinued business; AFG has ceased underwriting new business in these operations.
(g) Includes a third quarter 2003 pretax charge of $35.5 million related to the settlement of litigation.

  Deferred Acquisition Costs  Included in deferred acquisition costs in AFG's Balance Sheet are $70.5 million and $57.9 million at September 30, 2004, and December 31, 2003, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and life business. The PVFP amounts are net of $71.0 million and $65.8 million of accumulated amortization. Amortization of the PVFP was $1.7 million in the third quarter and $5.2 million in the first nine months of 2004 and $1.9 million in the third quarter and $6.2 million in the first nine months of 2003. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 14% of the balance at the beginning of each respective year.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Managed Investment Entity  AFG has made investments in, and acts as investment manager for, three CDOs. The investments are primarily lowest tier securities (considered equity), credited with residual income of the CDO after it pays stated rates of interest on senior levels of securities. AFG is also paid management fees based on a percentage of the investments managed. Under FIN 46, AFG has been determined to be the "primary beneficiary" of one CDO and began consolidating it as of December 31, 2003. The two other CDOs (formed in 2000 and 2004) are not required to be consolidated and are included in fixed maturities. The following summarizes AFG's experience with the CDOs since inception (in millions):

	Cons.	Other
	CDO	CDOs	Total
Initial investment in CDOs	$ 21	$ 33	$ 54
Income earned on investments in CDOs	16	8	24
Distributions from CDOs	(12)	(31)	(43)
Impairment charges recorded before
consolidation under FIN 46	(14)	-	(14)
Carrying values at September 30, 2004	$ 11	$ 10	$ 21

Assets in CDOs at September 30, 2004	$393	$835	$1,228

Management fees earned	$ 7	$ 7	$ 14

  Upon formation in 1999, the consolidated CDO issued securities in various senior and subordinate classes and the proceeds were invested in primarily floating rate, secured bank loans, and to a lesser extent, high yield bonds, all of which serve as collateral for the securities issued by the CDO. None of the collateral was purchased from AFG. Income from the CDO's investments is used to service its debt and pay other operating expenses, including management fees to AFG. AFG's investment in this CDO is subordinate to the senior classes (approximately 92% of the total securities) issued by the CDO. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, AFG's class would bear losses first.

  The assets (substantially all investments carried at market as "trading securities") of this managed investment entity are separately disclosed in the Balance Sheet because they are not available for use to satisfy AFG obligations. Likewise, the CDO liabilities (substantially all debt) are separately disclosed because they represent claims against only the CDO's assets and not against AFG's other assets. Accordingly, AFG's exposure to loss on this investment is limited to its investment (carrying value of $11.5 million at September 30, 2004).

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Goodwill  GAFRI recorded a goodwill impairment charge of $4.0 million (included in "Other operating and general expenses") during the third quarter of 2004 related to an insurance agency subsidiary. A review for impairment was prompted by a decrease in estimated future earnings from this agency. Fair value of the agency was estimated using the present value of expected future cash flows.
  Long-Term Debt  The carrying value of long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Holding Company:
AFG 7-1/8% Senior Debentures due April 2009	$296,790	$301,501
AFG Senior Convertible Notes due June 2033	189,857	189,857
AFG 7-1/8% Senior Debentures due February 2034	115,000	-
AFG 7-1/8% Senior Debentures due December 2007	75,100	75,100
Other	8,248	8,160

	$684,995	$574,618
Subsidiaries:
GAFRI 7-1/2% Senior Debentures due November 2033	$112,500	$112,500
GAFRI 6-7/8% Senior Notes due June 2008	100,000	100,000
GAFRI 7-1/4% Senior Debentures due January 2034	86,250	-
Notes payable secured by real estate	26,624	27,063
APU 10-7/8% Subordinated Notes due May 2011	10,317	11,433
Other	10,243	11,248

	$345,934	$262,244

At September 30, 2004, sinking fund and other scheduled principal payments on debt for the balance of 2004 and the subsequent five years were as follows (in millions):

	Holding
	Company	Subsidiaries	Total
2004	$ -	$ 0.5	$ 0.5
2005	-	11.4	11.4
2006	-	19.4	19.4
2007	80.4	.1	80.5
2008	-	100.1	100.1
2009	298.0	.1	298.1

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

AFG's Senior Convertible Notes were issued at a price of 37.153% of the principal amount due at maturity. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which, interest at 4% annually will be accrued and added to the carrying value of the Notes. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at accreted value ranging from $371.53 per Note at June 2, 2008 to $1,000 per Note at maturity. Generally, holders may convert each Note into 11.5016 shares of AFG Common Stock (at $32.30 per share currently) (i) if the average market price

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value ($38.76 per share currently), (ii) if the credit rating of the Notes is significantly lowered, or, (iii) if AFG calls the notes for redemption.

AFG has commitments from banks to replace its current credit agreement with a $300 million, four-year credit facility that is expected to be completed in November 2004. Amounts borrowed will bear interest at rates ranging from 1% to 2% over LIBOR based on AFG's credit rating. Under its current credit agreement, AFG may borrow up to $280 million through November 2005. In August 2004, GAFRI replaced its existing line of credit with a credit agreement under which it can borrow up to $150 million through August 2008 at interest rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating.
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

Date of		Amount Outstanding		Optional
Issuance	Issue (Maturity Date)	9/30/04	12/31/03	Redemption Dates
October 1996	AFG 9-1/8% TOPrS (2026)	$ -	$95,459	Redeemed March 2004
November 1996	GAFRI 9-1/4% TOPrS (2026)	-	65,013	Redeemed March 2004
March 1997	GAFRI 8-7/8% Pfd (2027)	42,800	70,000	On or after 3/1/2007
May 2003	GAFRI 7.35% Pfd (2033)	20,000	20,000	On or after 5/15/2008
May 2003	Variable Rate Pfd (2033)	15,000	15,000	On or after 5/23/2008

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
  Minority Interest  Minority interest in AFG's Balance Sheet represents the interest of noncontrolling investors in the following (in thousands):

	September 30,	December 31,
	2004	2003
Subsidiaries' common stock	$203,363	$180,937
Managed investment entity	6,650	6,622
	$210,013	$187,559

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Minority Interest Expense  Minority interest expense is comprised of (in thousands):

	Nine months ended
	September 30,
	2004	2003
Interest of noncontrolling investors in earnings of:
Subsidiaries	$21,471	$12,025
Managed investment entity	1,180	-
Accrued distributions by consolidated
subsidiaries on preferred securities:
Trust issued securities, net of tax	-	10,783
AFC preferred stock	-	4,329
	$22,651	$27,137

  Shareholders' Equity  At September 30, 2004, the shares of AFG Common Stock outstanding included 1,361,711 shares held by APU for possible distribution to, or sale for the benefit of, certain creditors and other claimants upon proper claim presentation and settlement pursuant to the 1978 plan of reorganization of its predecessor, The Penn Central Transportation Company. These held shares are not eligible to vote, but otherwise are accounted for as issued and outstanding.

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

The Senior Convertible Notes due in 2033 could be converted under certain conditions into 5.9 million shares of AFG Common Stock.

Stock Options  At September 30, 2004, there were 8.8 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, options for 7.7 million shares were outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options generally expire ten years after the date of grant.
  Discontinued Operation  In the fourth quarter of 2003, AFG pursued a sale of Transport Insurance Company, an inactive property and casualty subsidiary with only run-off liabilities, including old asbestos and environmental claims. Transport's asbestos and environmental ("A&E") reserves represent approximately one-eighth of AFG's total A&E reserves. In December 2003, AFG recorded a $55 million impairment charge to reduce its investment in Transport to estimated fair value, which was determined based on negotiations with potential buyers. In June 2004, AFG entered into a definitive agreement to sell Transport, subject to regulatory approval. The sale is expected to close in the fourth quarter of 2004. Transport's results are reflected as discontinued for all periods presented in the statement of earnings; balance sheet amounts have not been reclassified.
  Equity in Net Earnings (Losses) of Investees  Equity in net earnings (losses) of investees in 2004 represents AFG's share of the losses from a start-up manufacturing business. Equity in net losses from this business was $668,000 for the third quarter and $2.5 million for the first nine months of 2004 and $855,000 for the third quarter and $2.4 million for the first nine months of 2003.

Included in equity in net earnings of investees for the third quarter and first nine months of 2003 was $3.8 million and $8.3 million, respectively, representing AFG's equity in net earnings from Infinity after the date of the initial sale of 61% of Infinity in mid-February 2003.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Commitments and Contingencies  Except as discussed below, there have been no significant changes to the matters discussed and referred to in Note N - "Commitments and Contingencies" of AFG's Annual Report on Form 10-K for 2003.

In November 2004, American Premier reached an agreement on the allocation of environmental clean-up costs at its former railroad site in Paoli, Pennsylvania. Based on the settlement, American Premier increased its liabilities for environmental exposures by $52 million. Because the settlement was reached prior to issuance of the third quarter financial statements, the charge (included in "Other operating and general expenses") was recorded as of September 30, 2004. Although American Premier has been advised by counsel that it should be able to recover a significant amount of these costs from a financially viable third party, no recovery asset has been recorded for its Paoli Yard costs. American Premier's liabilities for environmental and personal injury claims aggregated $109 million and $75 million at September 30, 2004, and December 31, 2003, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	20	Results of Operations	28
Overview	20	General	28
Critical Accounting Policies	21	Income Items	28
Liquidity and Capital Resources	21	Expense Items	32
Ratios	21	Other Items	33
Sources of Funds	22	Proposed Accounting Standards	34
Investments	23
Uncertainties	25

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

AFG's net earnings for the 2004 third quarter were $138.2 million or $1.85 per share (diluted), significantly above the $41.6 million or $.59 per share reported for the third quarter of last year. The increase is due primarily to a $134.4 million realized gain (net of tax and minority interest) on the sale of AFG's investment in Provident Financial Group, partially offset by losses associated with hurricanes in the Southeastern U.S. in the third quarter of 2004 and higher litigation settlement costs.

Net earnings for the first nine months of 2004 were $267.3 million or $3.58 per share (diluted), compared to $97.2 million or $1.39 per share recorded in the comparable period in 2003. In addition to the items affecting the third quarter (discussed above), this improvement reflects a second quarter 2003 charge for an arbitration settlement in the property and casualty group and a charge in the same quarter related to lower interest rates in the fixed annuity business.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio (at the parent holding company level) was approximately 23% at September 30, 2004, and 21% at December 31, 2003.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.47 (1.74 excluding the Provident gain) for the nine months ended September 30, 2004, and 1.69 for the entire year of 2003. Excluding annuity benefits, this ratio was 7.11 (4.08 excluding the Provident gain) and 3.71, respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

AFG has commitments from banks to replace its existing credit line with a $300 million, four-year credit facility that is expected to be completed in November 2004. Amounts borrowed will bear interest at rates ranging from 1% to 2% over LIBOR based on AFG's credit rating. This credit agreement will provide ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent company. Under its current credit agreement, AFG may borrow up to $280 million through November 2005.

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

Investments  AFG's investment portfolio at September 30, 2004, contained $13.2 billion in "Fixed maturities" classified as available-for-sale and $654 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At September 30, 2004, AFG had pretax net unrealized gains of $402 million on fixed maturities and $80 million on other stocks.

Approximately 94% of the fixed maturities held by AFG at September 30, 2004, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio should generate a stable and predictable investment return.

Individual portfolio securities are sold creating gains or losses as market opportunities exist. Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at September 30, 2004, is shown in the following table (dollars in millions). Approximately $179 million of available-for-sale "Fixed maturities" and $19 million of "Other stocks" had no unrealized gains or losses at September 30, 2004.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available-for-sale Fixed Maturities
Market value of securities	$10,072	$2,937
Amortized cost of securities	$ 9,624	$2,983
Gross unrealized gain (loss)	$ 448	($ 46)
Market value as % of amortized cost	105%	98%
Number of security positions	1,842	283
Number individually exceeding
$2 million gain or loss	12	-
Concentration of gains (losses) by
type or industry (exceeding 5% of
unrealized):
Banks, savings and credit institutions	$ 69.1	($ 0.4)
Gas and electric services	60.2	(2.3)
Mortgage-backed securities	47.4	(25.6)
Insurance and related services	33.1	(2.1)
State and municipal	26.0	(1.2)
U.S. government and government agencies	21.2	(5.5)
Percentage rated investment grade	93%	96%

Other Stocks
Market value of securities	$ 573	$ 62
Cost of securities	$ 489	$ 66
Gross unrealized gain (loss)	$ 84	($ 4)
Market value as % of cost	117%	94%
Number individually exceeding
$2 million gain or loss	4	-

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below sets forth the scheduled maturities of AFG's available-for-sale fixed maturity securities at September 30, 2004, based on their market values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	3%	1%
After one year through five years	23	18
After five years through ten years	38	13
After ten years	12	8
	76	40
Mortgage-backed securities	24	60
	100%	100%

AFG realized aggregate losses of $2.1 million during the first nine months of 2004 on $14.6 million in sales of fixed maturity securities (2 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2003. Market values of both of the issues increased an aggregate of $1.7 million from December 31 to date of sale.

Although AFG had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio.

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at September 30, 2004

Securities with unrealized gains:
Exceeding $500,000 (268 issues)	$ 3,258	$257	108.6%
Less than $500,000 (1,574 issues)	6,814	191	102.9
	$10,072	$448	104.7%

Securities with unrealized losses:
Exceeding $500,000 (28 issues)	$ 840	($ 21)	97.6%
Less than $500,000 (255 issues)	2,097	(25)	98.8
	$ 2,937	($ 46)	98.5%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at September 30, 2004

Investment grade with losses for:
One year or less (204 issues)	$2,174	($23)	99.0%
Greater than one year (47 issues)	642	(18)	97.3%
	$2,816	($41)	98.6%

Non-investment grade with losses for:
One year or less (19 issues)	$ 86	($ 4)	95.6%
Greater than one year (13 issues)	35	(1)	97.2%
	$ 121	($ 5)	96.0%

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

Property and Casualty Insurance Reserves  The liabilities for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon: (a) the accumulation of case estimates for losses reported prior to the close of the accounting periods on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expense for investigating and adjusting claims; and (e) the current state of law and coverage litigation. Using these items as well as historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors, management, including company actuaries, determines a single or "point" estimate which it records as its best estimate of the liabilities. Recorded amounts are analyzed and tested on a quarterly basis by company actuaries. Ranges of loss reserves are not developed by company actuaries.

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

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system which can eliminate the risk of actual ultimate results differing from such estimates. As shown in the reserve development table (loss triangle) on page 11 of AFG's 2003 Form 10-K, the original estimates of AFG's liability for losses and loss adjustment expenses, net of reinsurance, over the past 10 years have developed through December 31, 2003, to be deficient (for three years) by as much as 10.4% and redundant (for 7 years) by as much as 7.2% (excluding the effect of special charges for asbestos and environmental exposures). The average of such redundancies and deficiencies has been slightly (less than 1%) redundant. Management believes this development illustrates the variability in factors considered in estimating its insurance reserves.

Quarterly reviews of unpaid loss and LAE reserves are prepared using standard actuarial techniques. These may include (but may not be limited to):

    Case Incurred Development Method;
    Paid Development Method;
    Bornhuetter-Ferguson Method; and
    Incremental Paid LAE to Paid Loss Methods.

Supplementary statistical information is reviewed to determine which methods are most appropriate to use or if adjustments are needed to particular methods. Such information includes:
    Open and closed claim counts;
    Average case reserves and average incurred on open claims;
    Closure rates and statistics related to closed and open claim percentages;
    Average closed claim severity;
    Ultimate claim severity;
    Reported loss ratios;
    Projected ultimate loss ratios; and
    Loss payment patterns.

Within each line, AFG's actuaries review the results of individual tests, supplementary statistical information, and input from underwriting, operating and claim management, to select their point estimate of the ultimate liability. This estimate may be one test, or a weighted average of several tests, or a judgmental selection as the actuaries determine is appropriate. The actuarial review is performed each quarter as a test of the reasonableness of management's point estimate.

The level of detail in which data is analyzed varies among the different lines of business. Data is generally analyzed by major product or by coverage within product, using countrywide data; however, in some situations, data may be reviewed by state for a few large volume states. Appropriate segmentation of the data is determined based on data volume, data credibility, mix of business, and other actuarial considerations. Overall, AFG's actuaries review over 500 identified line components. Best estimates are selected based on test indications and judgment.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Asbestos and Environmental-related ("A&E") Reserves  Establishing reserves for A&E claims (including other mass tort claims) relating to policies and participations in reinsurance treaties and former operations is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used and a meaningful range of loss cannot be estimated. Management makes its best estimate of these reserves based on prior "ground up" studies adjusted for payments and identifiable changes. Case reserves and expense reserves are established by the claims department as specific policies are identified. In addition to the case reserves established for known claims, management establishes additional reserves for claims not yet known or reported and for possible development on known claims. These additional reserves are management's best estimate based on its review of industry trends and other industry information about such claims, with due consideration to previous "ground up" studies and individual claim situations like the A.P. Green case discussed below. Estimating ultimate liability for asbestos claims presents a unique and difficult challenge to the insurance industry due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry is engaged in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase.

Emerging trends, such as those named below, could impact AFG's reserves and payments:
    There is a growing interest at the state and federal level to attempt to legislatively address asbestos liabilities and the manner in which asbestos claims are resolved. These developments are fluid and could result in a comprehensive solution or piecemeal state by state solutions.
    The manner by which bankruptcy courts are addressing asbestos liabilities is in flux.
    Claimants' counsel continue to file claims based on emerging toxic exposures such as silica.

While management believes that AFG's reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims and the impact of recent bankruptcy filings, and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, whether claims are to be allocated among triggered policies and implicated years, and whether claimants who exhibit no signs of illness will be successful in pursuing their claims. Based on A&E reserves at December 31, 2003, a 1% variation in loss costs trends, caused by any of the factors previously described, would change net income by approximately $11 million.

From time to time, AFG has engaged independent firms to study the A&E reserves of its insurance company subsidiaries. The most recent study was completed in the third quarter of 2001 and resulted in AFG recording a pretax charge of $100 million to increase its A&E reserves. Management believes that current practice of the property and casualty insurance industry is to commission this type of study every three or four years. Accordingly, absent legislative reforms eliminating the need for an independent review, management plans to conduct such a routine study within the next twelve months.

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

The settlement is for $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest), all of which is covered by reserves established prior to 2003 and anticipated reinsurance recoverables for this matter. The agreement allows up to 10% of the settlement to be paid in AFG Common Stock.

The settlement has received the approval of the bankruptcy court supervising the reorganization of A.P. Green. It remains subject to the confirmation by the bankruptcy court of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies. Because no plan of reorganization has been filed, the earliest time for confirmation would be during the first quarter of 2005. No assurance can be made that a plan of reorganization will be confirmed; no payments are required until completion of the process. If there is no plan confirmation, the outcome of this litigation will again be subject to the complexities and uncertainties associated with a Chapter 11 proceeding and asbestos coverage litigation.

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles.

Operating earnings before income taxes increased $161 million in the third quarter of 2004 compared to the same period in 2003. The improvement is due primarily to a $214 million pretax realized gain on Provident Financial Group securities. This item was partially offset by pretax losses of $35 million in the property and casualty operations associated with the four hurricanes that affected the Southeastern U.S. in the third quarter of 2004 and charges resulting from litigation of $52 million in the third quarter of 2004 compared to $35.5 million in the same 2003 period.

Nine-month pretax operating earnings improved $285 million compared to 2003. The increase reflects the items mentioned above as well as, (i) a $44 million improvement in property and casualty underwriting results (excluding the hurricane losses and the arbitration charge), (ii) a $44 million charge in the second quarter of 2003 for an arbitration decision relating to a 1995 property claim, and (iii) a $12.5 million charge in the 2003 second quarter related to the negative effect of lower interest rates on the fixed annuity business.

Property and Casualty Insurance - Underwriting  Since AFG disposed of substantially all of its Personal insurance business in 2003, it has revised its reporting of the Specialty insurance business into the following components: (i) Property and Transportation, which includes inland and ocean marine, agricultural-related business and commercial automobile, (ii) Specialty Casualty, which includes executive and professional liability, umbrella and excess liability and excess and surplus, (iii) Specialty Financial, which includes fidelity and surety bonds and collateral protection, and (iv) California Workers' Compensation.

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

Premiums and combined ratios for AFG's Specialty property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Gross Written Premiums (GAAP)
Specialty:
Property and transportation	$ 527.7	$ 444.1	$1,105.8	$ 923.3
Specialty casualty	364.8	371.7	1,116.4	1,065.4
Specialty financial	114.7	115.7	342.5	277.4
California workers' compensation	97.3	73.7	283.7	211.8
Other	1.7	.8	.2	1.1
Total Specialty	$1,106.2	$1,006.0	$2,848.6	$2,479.0

Net Written Premiums (GAAP)
Specialty:
Property and transportation	$ 172.4	$ 146.7	$ 525.3	$ 399.3
Specialty casualty	189.4	181.3	581.5	519.3
Specialty financial	91.5	100.6	277.5	228.3
California workers' compensation	87.4	68.8	252.0	198.1
Other	19.8	26.3	50.2	67.9
Total Specialty	$ 560.5	$ 523.7	$1,686.5	$1,412.9

Combined Ratios (GAAP)(a)
Specialty:
Property and transportation	99.5%(b)	86.1%	90.0%(b)	85.0%
Specialty casualty	98.7	101.3	97.4	100.7
Specialty financial	105.2 (c)	101.7	102.5 (c)	107.7
California workers' compensation	89.7	84.0	91.5	91.8
Other	122.0	104.9	107.3	98.1
Total Specialty	99.4%	94.8%	95.6%	96.1%

(a)  AFG's aggregate combined ratio, including the former Personal group and other (primarily discontinued) lines was 99.9%, 95.7%, 96.2% and
     99.5% in the four periods. The aggregate ratio for the nine months of
     2003 includes 3.1 points for the effect of a $43.8 million second quarter charge for an arbitration decision relating to a claim arising from a discontinued business.

(b) For the 2004 three and nine month periods, includes 16.6 points and 6.3 points for the effect of hurricane losses.
(c) For the 2004 three and nine month periods, includes 2.9 points and 0.9 points for the effect of hurricane losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Specialty  The Specialty group's gross written premiums increased 10% for the third quarter and 15% for the first nine months over the comparable 2003 periods reflecting volume growth in several profitable product lines and the impact of continuing rate increases. Specialty rate increases averaged approximately 8% during the first nine months of 2004 and are expected to be about 6% for the year. The 19% increase in net written premiums during the first nine months of 2004 also reflects a decrease in reinsurance ceded.

The Specialty group reported an underwriting profit of $3.6 million and $68.1 million for the third quarter and first nine months of 2004, including $35 million in third quarter hurricane losses. The combined ratios for these periods included 6.4 points and 2.3 points, respectively, for the effect of Southeastern U.S. hurricane losses. Excluding the effect of these losses, the combined ratios for the respective periods improved 1.8 points and 2.8 points over the comparable 2003 periods.

Property and transportation gross written premiums increased about 20% during the third quarter and first nine months of 2004 reflecting primarily volume increases in the crop, equine, truck, bus and recreational vehicle products, and to a lesser extent, rate increases. The majority of the growth in third quarter gross written premiums represents crop business that is subject to a 95% quota share reinsurance agreement. Net written premiums increased 17% for the third quarter and 32% for the nine months reflecting the items above, plus an overall reduction in reinsurance ceded. The combined ratios for these periods included 16.6 points and 6.3 points for the effect of the hurricane losses. Excluding the hurricane losses, the combined ratios for the respective periods improved 3.2 points and 1.3 points over the 2003 periods.

Specialty casualty net written premiums increased 5% in the third quarter and 12% for the first nine months compared to the same periods in 2003 while gross written premiums were relatively flat. The increase for the quarter is primarily a result of a decrease in reinsurance ceded and rate increases while the nine month increase also reflects the return of premium as a result of the cancellation of certain reinsurance agreements. Although both 2004 and 2003 contain significant amounts of adverse prior year development, the overall combined ratio improved 2.6 points for the quarter and 3.3 points for the nine months compared to 2003 due to less prior year development and rate increases.

Specialty financial gross written premiums for the third quarter were comparable to the 2003 period, but increased 23% for the nine months due to substantial volume growth in collateral protection products for financial institutions. The combined ratios for these periods included 2.9 points and 0.9 points for the effect of hurricane losses. Excluding the hurricane losses, the combined ratio for the nine months improved 6.1 points over the 2003 period due to the growth in the more profitable collateral protection products mentioned above.

California workers' compensation net written premiums grew 27% for both the third quarter and first nine months of 2004 reflecting an increase in volume and modest rate increases. The combined ratios for 2003 include 14.3 points in the third quarter (5.2 points for the nine months) related to the favorable impact of then newly enacted California workers' compensation legislation.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Investment Income  The increase in investment income for the third quarter and first nine months of 2004 compared to 2003 reflects an increase of about $1.8 billion (14%) for the third quarter and $1.2 billion (10%) for the nine months in average cash and investments, partially offset by lower average yields on fixed maturity investments.

Realized Gains  Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

Gains (Losses) on Securities  In July 2004, AFG received common and preferred shares equivalent to 8.1 million common shares of National City Corporation in exchange for its ownership interest in Provident Financial Group and realized a $214.3 million pretax gain on the transaction.

Realized gains (losses) on securities include provisions for other than temporary impairment of securities still held as follows: third quarter of 2004 and 2003 - $5.1 million and $5.0 million; nine months of 2004 and 2003 - $13.2 million and $55.5 million, respectively. Impairment charges in 2003 reflect primarily the downturn in the airline industry and writedowns of certain asset-backed securities.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Other income	$34.6	$32.3	$80.4	$74.7
Other operating and general expenses	24.3	21.0	60.5	55.8
Interest charges on borrowed money	.5	.5	1.5	1.8
Minority interest expense, net	1.3	1.6	2.2	1.8

Other income includes net pretax gains on the sale of real estate assets of $3.9 million in the third quarter and $10.4 million for the first nine months of 2004 compared to $4.7 million and $9.4 million for the 2003 periods.

Other Income  Other income increased $15.2 million (20%) for the third quarter and $40.6 million (21%) for the first nine months of 2004 compared to the 2003 periods due primarily to increased revenues earned by AFG's warranty business ($1.5 million and $13.2 million higher for the quarter and nine months), increased fee income in certain other property and casualty insurance operations ($4.3 million and $8.7 million higher for the quarter and nine months), and increased policy fees ($4.2 million and $10.7 million higher for the quarter and nine months) in the annuity and life operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. Annuity benefits in the third quarter and first nine months compared to the same periods in 2003 reflect higher annuity balances partially offset by lower average crediting rates. Annuity benefits in 2003 include a second quarter charge of $6.2 million related to the effect of lower investment yields.

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

Annuity and Life Acquisition Expenses  Annuity and life acquisition expenses include amortization of annuity and life, accident and health deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and life acquisition expenses also include amortization of the present value of future profits of businesses acquired. Annuity and life acquisition expenses for 2003 include a $6.3 million second quarter write-off of GAFRI's fixed annuity DPAC balance. Excluding the write-off, annuity and life acquisition expenses increased $2.1 million (8%) and $11.6 million (14%) in the third quarter and first nine months of 2004 compared to 2003 reflecting an increase in in-force policies, primarily in the annuities and supplemental insurance business.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to write-offs of DPAC in the future.

Interest on Borrowed Money  Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFG has generally financed its borrowings on a long-term basis which has resulted in higher current costs. Interest expense for the third quarter and first nine months of 2004 increased compared to the 2003 periods due primarily to higher average indebtedness and paydowns of lower variable-rate bank debt with the proceeds from fixed-rate debt offerings in 2003. The majority of the proceeds from debt issued in 2004 was used to retire higher coupon trust preferred securities. Accordingly, the increase in interest expense for the first nine months of 2004 was substantially offset (and for the third quarter was more than offset) by the reduction in interest on subsidiary trust obligations (see below).

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Interest on Subsidiary Trust Obligations  Interest on subsidiary trust obligations issued prior to 2003 was included in minority interest expense for the third quarter and first nine months of 2003. Interest on subsidiary trust obligations decreased $4.5 million for the third quarter and $9.8 million for the first nine months of 2004 compared to the 2003 periods due primarily to the March 2004 redemption of AFG's 9-1/8% trust preferred securities and GAFRI's 9-1/4% trust preferred securities and GAFRI's first quarter 2004 repurchases of $27.2 million of 8-7/8% preferred securities.

Other Operating and General Expenses  Other operating and general expenses for the third quarter of 2004 include a $52 million charge based on APU's settlement of litigation related to environmental clean-up costs at a former railroad site and a $4 million goodwill write-off in the annuity and life operations. In 2003, this expense includes a third quarter pretax charge of $35.5 million related to an agreement to settle a lawsuit against an AFG subsidiary. Excluding these items, other operating and general expenses increased $10.2 million (10%) for the third quarter and $31.3 million (10%) for the nine months of 2004 compared to 2003 due primarily to increased expenses in AFG's warranty business ($6.9 million and $17.7 million higher for the quarter and nine months) and increased expenses in certain other property and casualty insurance operations ($3.6 million and $7.0 million higher for the quarter and nine months).

Income Taxes  The 2003 provision for income taxes reflects $5.5 million in first quarter tax benefits related to AFG's basis in Infinity stock.

Investee Corporations

Start-up Manufacturing Business  Equity in net earnings (losses) of investees includes losses of a start-up manufacturing business. Losses include $668,000 in the third quarter and $2.5 million for the first nine months of 2004 compared to $855,000 and $2.4 million in the third quarter and nine months of 2003.

Infinity Property and Casualty Corporation  Following AFG's sale of 61% of Infinity in the mid-February 2003 offering, AFG's proportionate share of Infinity's earnings for the third quarter ($3.8 million) and for the first nine months ($8.3 million) of 2003 was included in equity in net earnings (losses) of investees. AFG sold its remaining investment in Infinity in December 2003.

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

In July 2004, AFG recorded a $3.8 million after-tax charge resulting from implementation of EITF 03-16, "Accounting for Investments in Limited Liability Companies." This charge reflects the cumulative effect of changing from the cost method to the equity method of accounting for AFG's investment in a limited liability company. This charge reduced AFG's investment in this entity to zero. Management believes the fair value of this investment substantially exceeds its carrying value prior to the writedown.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Proposed Accounting Standards

Equity Compensation  In March 2004, the FASB issued a proposed accounting standard that, if implemented, would require AFG to expense stock option grants beginning in 2005. In October 2004, the FASB delayed the effective date of the proposed standard to periods beginning after June 15, 2005. Currently, AFG accounts for stock option grants using the intrinsic value method as permitted under SFAS No. 123. Since options are granted at exercise prices equal to the fair value of the shares at the date of grant, no compensation expense is currently recognized. The effect of using the fair value method that is also permitted under SFAS No. 123 is disclosed in Note A to the financial statements.

Convertible Notes  The FASB is considering a proposal under which AFG's Senior Convertible Notes would be included in its diluted earnings per share calculation, retroactive to the date the Notes were issued. Under current GAAP, the impact of converting the Notes is included in diluted earnings per share only when the conversion threshold is reached. If the rule is adopted as proposed, the average shares outstanding used in the calculation of AFG's diluted earnings per share would increase by approximately 5.9 million shares and the numerator used in the calculation would increase annually by approximately $4.9 million (the annual interest cost on the Notes, net of tax). Diluted earnings per share for the first nine months of 2004 would be $3.37 under the proposal compared to AFG's reported diluted earnings per share of $3.58.

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

As of September 30, 2004, there were no other material changes to the information provided in AFG's Form 10-K for 2003 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

PART II

OTHER INFORMATION

ITEM 2

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Under AFG's shareholder-approved Stock Option Plan, 427,795 shares of AFG Common Stock were tendered by employees to exercise stock options for a total of 561,272 shares in the third quarter of 2004 (423,437 @ $30.64 in July; 4,358 @ $26.44 in September).

_________________________________________________

ITEM 5

Other Information

In October 2004, the New York State Attorney General brought suit against Marsh & McClennan Companies, Inc. alleging, among other things, that the firm had manipulated the insurance market through specified conduct, including bid rigging and price fixing. The New York State Attorney General also stated that the evidence implicates certain insurance companies. As a result, the insurance departments and attorneys general of a number of states, including Ohio, have announced investigations and have begun to issue subpoenas and/or information requests to many insurance companies domiciled or licensed to do business in such states. While we are not a party to any of the litigation, we, along with other companies in our industry, will be (or have been) asked to provide information to the insurance departments in a number of states where we do business.

We have reviewed the allegations contained in the complaint against Marsh and have begun an internal review of our business arrangements with insurance producers. While our internal investigation will be ongoing, at this time we have found no evidence of the conduct that is the subject of the complaint. The Company cannot estimate the scope or breadth of the issues that may be investigated, their results, or timeframe in which the reviews might be completed.  The Company also cannot predict the impact, if any, that these matters may have on its business or the property and casualty insurance industry generally.

_________________________________________________

ITEM 6

Exhibits

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
American Financial Group, Inc.

November 8, 2004	BY: s/Fred J. Runk
Fred J. Runk
Senior Vice President and Treasurer