Form 10-K
period 2004-12-31
AMERICAN FINANCIAL GROUP INC
filed 2005-03-11
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended	Commission File
December 31, 2004	No. 1-13653

AMERICAN FINANCIAL GROUP, INC.
Incorporated under	IRS Employer I.D.
the Laws of Ohio	No. 31-1544320

One East Fourth Street, Cincinnati, Ohio 45202

(513) 579-2121

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on which Registered
American Financial Group, Inc.:
Common Stock	New York Stock Exchange and
Nasdaq National Market
7-1/8% Senior Debentures due December 15, 2007	New York Stock Exchange
7-1/8% Senior Debentures due April 15, 2009	New York Stock Exchange
7-1/8% Senior Debentures due February 3, 2034	New York Stock Exchange

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

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1.4 billion (based upon non-affiliate holdings of 44,477,814 shares and a market price of $30.57 per share at June 30, 2004). Comparable data at March 1, 2005, is $1.5 billion (based on non-affiliate holdings of 46,792,642 shares and a market price of $31.01 per share).

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 76,782,663 shares (excluding 9,953,392 shares owned by a subsidiary) as of March 1, 2005.

_____________

Documents Incorporated by Reference:

Proxy Statement for 2005 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).

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
  availability of reinsurance;
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

Introduction

American Financial Group, Inc. ("AFG") is a holding company which, through subsidiaries, is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of retirement annuities, life, and supplemental health insurance products. AFG was incorporated as an Ohio corporation in 1997; its predecessor holding company originated in 1955. Its insurance subsidiaries have been operating as far back as the 1800's. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. SEC filings, news releases, AFG's Code of Ethics applicable to directors, officers and employees and other information may be accessed free of charge through AFG's Internet site at: www.afginc.com.

At March 1, 2005, AFG's Chairman of the Board (Carl H. Lindner) and its Co-CEOs (Carl H. Lindner III and S. Craig Lindner, sons of the Chairman) beneficially owned 14.8%, 7.0% and 7.2% of AFG Common Stock. In addition, another son (Keith E. Lindner) beneficially owned 10.0%.

Transactions Affecting Business Discussion

An AFG majority-owned subsidiary, National Interstate Corporation, issued 3,350,000 of its common shares in a first quarter 2005 initial public offering. National Interstate used $15 million of the $40.6 million in proceeds to repay a loan to Great American Insurance Company ("GAI"), a wholly-owned AFG subsidiary and the balance for general corporate purposes. Following the IPO, AFG owned approximately 54% of National Interstate's common stock.

In the fourth quarter of 2004, AFG completed the sale of Transport Insurance Company, an inactive property and casualty subsidiary with only run-off liabilities, including old asbestos and environmental ("A&E") claims for a pretax loss of $2.3 million on the sale. AFG had recorded a $55 million impairment charge at December 31, 2003, to reduce its investment in Transport to estimated fair value, based on negotiations with potential buyers. Transport's A&E reserves represented approximately one-eighth of AFG's total net A&E reserves at the time of the sale.

In order to simplify its corporate structure and promote easier oversight, analysis and operation of its subsidiaries, AFG merged with two of its subsidiaries, American Financial Corporation ("AFC") and AFC Holding Company with AFC's Series J preferred stock being acquired and retired in exchange for approximately 3.3 million shares of AFG Common Stock (aggregate value of $75 million) in November 2003. As of January 31, 2004, American Premier Underwriters, Inc. ("APU", a wholly-owned subsidiary) paid an extraordinary dividend consisting of approximately two-thirds of its assets, including its insurance subsidiaries, to its immediate parent, APU Holding Company, and retained sufficient assets to enable it to meet its estimated liabilities.

In late 2002 and early 2003, AFG transferred nearly all of its personal lines business (approximately 28% of the property and casualty group's net written premiums) to a newly-formed subsidiary, Infinity Property and Casualty Corporation ("Infinity"). In public offerings in February and December of 2003, AFG sold all the shares of Infinity for a total of $400 million, realizing a net pretax gain of $17.1 million.

In connection with the February 2003 sale of Infinity, AFG subsidiaries continue to write certain business for, and fully reinsure it to, Infinity. AFG subsidiaries ceded premiums of $87 million in 2004 and $96 million in 2003 (subsequent to the sale) to Infinity. When GAI sold its Japanese division in 2001 and its commercial lines division in 1998, it had similar arrangements, each of which lasted about three years.

In April 2003, AFG sold subsidiaries that market automobile insurance directly to customers for $32.2 million, realizing a pretax gain of $3.4 million on the sale. These businesses had generated approximately 3% of AFG's net written premiums in 2002.

The businesses discussed above are included in the tables and financial statements herein through their respective disposal dates.

Property and Casualty Insurance Operations

The property and casualty group reports to a single senior executive and is comprised of multiple business units which operate autonomously but with certain central controls and full accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG continues to focus on growth opportunities in what it believes to be more profitable specialty businesses. AFG's property and casualty insurance operations employ approximately 4,600 persons.

The property and casualty group operates in a highly competitive industry that is affected by many factors which can cause significant fluctuations in its results of operations. The industry has historically been subject to pricing cycles characterized by periods of intense competition and lower premium rates (a "downcycle") followed by periods of reduced competition, reduced underwriting capacity due to lower policyholders' surplus and higher premium rates (an "upcycle"). After being in an extended downcycle during the 1990s, the property and casualty insurance industry experienced significant market firming and price increases in certain specialty markets during the past three years. Rate increases moderated during 2004.

The primary objective of AFG's property and casualty insurance operations is to achieve solid underwriting profitability while providing excellent service to its policyholders. Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting losses, loss adjustment expenses ("LAE"), underwriting expenses and policyholder dividends to premiums. A combined ratio under 100% is indicative of an underwriting profit. The combined ratio does not reflect investment income, other income or federal income taxes.

While many costs included in underwriting may be readily determined (commissions, administrative expenses, and many of the losses on claims reported), the process of determining overall underwriting results is also highly dependent upon the use of estimates in the case of losses incurred or expected but not yet reported or developed. Actuarial procedures and projections are used to obtain "best estimates" of ultimate losses. While the process is imprecise and develops amounts which are subject to change over time, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

AFG's property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written in years before 1987. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims.

In February 2003, GAI entered into an agreement for the settlement of asbestos-related coverage litigation from claims related to insurance policies issued in the 1970's and 1980's. Management believes that the $123.5 million settlement (GAI has the option to pay in cash or over time with 5.25% interest) with parties related to and known as A.P. Green Industries, Inc. will enhance financial certainty and provide resolution to litigation that represents AFG's largest known asbestos-related claim and the only such claim that management believes to be material. For a discussion of uncertainties related to A&E claims, see Management's Discussion and Analysis - Uncertainties - "Asbestos and Environmental-related Reserves."

Management's focus on underwriting performance has resulted in a statutory combined ratio averaging 99.6% for the period 2002 to 2004 (or 99.1% excluding a special charge in 2002 related to asbestos and other environmental matters), as compared to 101.5% for the property and casualty industry over the same period (Source: "Best's Review/Preview - Property/Casualty" - January 2005 Edition). AFG believes that its product line diversification and underwriting discipline have contributed to the Company's ability to consistently outperform the industry's underwriting results. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

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

Unless indicated otherwise, the financial information presented for the property and casualty insurance operations herein is presented based on GAAP.

The following table shows (in millions) certain information of AFG's property and casualty insurance operations.

	2004	2003	2002
Statutory Basis
Premiums Earned	$ 2,070	$1,873	$ 2,372
Admitted Assets	7,328	6,499	7,233
Unearned Premiums	1,091	981	1,168
Loss and LAE Reserves (net)	3,281	3,035	3,607
Capital and Surplus	2,071	1,814	1,742

GAAP Basis
Premiums Earned	$ 2,110	$1,909	$ 2,403
Total Assets	10,954	9,979	10,927
Unearned Premiums	1,612	1,595	1,848
Loss and LAE Reserves (gross)(*)	5,337	4,909	5,204
Shareholder's Equity	3,154	2,884	3,241

(*) GAAP loss and LAE reserves net of reinsurance recoverable were $3.1 billion at December 31, 2004, $2.9 billion at
December 31, 2003, and $3.4 billion at December 31, 2002.

The following table shows independent ratings and 2004 net written premiums (in millions) of AFG's major property and casualty insurance subsidiaries. Such ratings are generally based on concerns of policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining an S&P rating of at least "A-" is important to compete successfully in certain lines of business.

Company (Ratings - AM Best/S&P)			Net Written Premiums

Great American Pool(*)	A	A	$1,261
Republic Indemnity	A-	A	339
Mid-Continent	A	A	289
American Empire Surplus Lines	A	A	148
National Interstate	A	n/a	166
Other			26
			$2,229

(*) The Great American Pool represents approximately 10 subsidiaries.
(n/a) Not available/not applicable.

Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the Company's performance. See Note C - "Segment of Operations" to the financial statements for the reconciliation of AFG's operating profit by significant business segment to the Statement of Earnings.

The following table shows the performance of AFG's property and casualty insurance operations (dollars in millions):

	2004	2003	2002

Gross written premiums (a)	$3,646	$3,508	$3,935
Ceded reinsurance (a)	(1,417)	(1,496)	(1,521)
Net written premiums	$2,229	$2,012	$2,414

Net earned premiums	$2,110	$1,909	$2,403
Loss and LAE	1,416	1,353	1,783
Asbestos litigation settlement	-	-	30
Underwriting expenses	582	534	614
Underwriting gain (loss)	$ 112	$ 22	($ 24)

GAAP ratios:
Loss and LAE ratio	67.2%	70.9%	75.4%
Underwriting expense ratio	27.6	28.0	25.6
Combined ratio (b)	94.8%	98.9%	101.0%

Statutory ratios:
Loss and LAE ratio	68.5%	72.1%	76.3%
Underwriting expense ratio	27.8	28.2	25.2
Combined ratio (b)	96.3%	100.3%	101.5%

Industry statutory combined ratio (c)
All lines	97.6%	100.1%	107.4%
Commercial lines	99.4%	101.9%	107.7%

(a)

Excludes the following premiums that were written under special arrangements on behalf of, and fully reinsured to, Infinity (following its sale in February) and the purchaser of the Japanese division:
2004 - $91 million; 2003 - $122 million; and 2002 -$173 million.

(b)

The 2004 combined ratios include 1.8 percentage points related to hurricanes in the Southeastern U.S. The 2003 combined ratios include
2.3 percentage points related to an arbitration decision for GAI's share of a 1995 property fire and business interruption claim. The
2002 combined ratios include 1.2 percentage points (GAAP) and
1.3 points (statutory) related to the A.P. Green asbestos litigation settlement.

(c)	Ratios are derived from "Best's Review/Preview - Property/Casualty" (January 2005 Edition).

As with other property and casualty insurers, AFG's operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, earthquakes, tornadoes, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. AFG generally seeks to reduce its exposure to such events through individual risk selection and the purchase of reinsurance. Total net losses to AFG's insurance operations from catastrophes were $36 million in 2004; $17 million in 2003 and $7 million in 2002. These amounts are included in the tables herein. Catastrophe losses for 2004 include $37 million related to hurricanes in the southeastern United States and $5 million of favorable prior year development.

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

AFG incurred no losses due to "acts of terrorism" in 2003 or 2004. For 2005, AFG would have to sustain losses in excess of $400 million to be eligible for the reinsurance under TRIA. AFG believes that it is unlikely that its losses in the event of a terrorist act would be so significant as to exceed the deductible necessary to participate in the federal reinsurance. AFG generally seeks to limit its exposure to catastrophe losses including those arising from terrorist acts. AFG is complying with the obligations of TRIA to offer coverage but continues to review its business with consideration of the price it charges for such coverage, as well as through management of individual risk selection.

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

Commercial Automobile	Markets customized insurance programs for various transportation operations (such as busses and trucks), and a specialized physical damage product for the trucking industry.

Specialty Casualty

Executive and Professional Liability	Markets coverage for attorneys and for directors and officers of businesses and not-for-profit organizations.

Umbrella and Excess Liability	Provides higher layer liability coverage in excess of primary layers.

Excess and Surplus	Specially designed insurance products offered to those that can't find coverage in standard markets.

Specialty Financial

Fidelity and Surety Bonds	Provides surety coverage for various types of contractors and public and private corporations and fidelity and crime coverage for government, mercantile and financial institutions.

Collateral Protection	Provides coverage for insurance risk management programs for lending and leasing institutions.

California Workers' Compensation

Workers' Compensation	Writes coverage for prescribed benefits payable to employees (principally in California) who are injured on the job.

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

The U.S. geographic distribution of the Specialty group's statutory direct written premiums in 2004 compared to 2000 is shown below. Amounts exclude business written under special arrangements on behalf of, and fully reinsured to, the purchasers of the divisions sold.

	2004	2000		2004	2000
California	21.2%	25.8%	Pennsylvania	2.5%	2.3%
Texas	7.7	7.7	Missouri	2.2	*
Florida	6.0	4.9	Michigan	2.1	2.6
New York	4.5	5.9	Georgia	2.1	2.3
Illinois	4.5	4.3	Iowa	2.0	*
Ohio	2.9	2.7	Minnesota	2.0	*
Oklahoma	2.8	3.2	Indiana	2.0	*
New Jersey	2.8	3.0	Louisiana	*	2.0
			Other	32.7	33.3
				100.0%	100.0%

(*) less than 2%, included in "Other"

The following table sets forth a distribution of statutory net written premiums for AFG's Specialty group by NAIC annual statement line for 2004 compared to 2000.

	2004	2000
Other liability	25.3%	20.4%
Workers' compensation	17.8	21.3
Inland marine	8.8	11.8
Auto liability	8.4	8.8
Collateral protection	7.0	5.4
Commercial multi-peril	6.5	8.1
Auto physical damage	5.9	4.9
Fidelity and surety	5.2	4.8
Allied lines	5.1	4.7
Product liability	3.7	*
Ocean marine	2.9	3.5
Other	3.4	6.3
	100.0%	100.0%

(*) less than 2%, included in "Other"

The following table shows the performance of AFG's Specialty group insurance operations (dollars in millions):

	2004	2003	2002

Gross written premiums (a):
Property and Transportation	$1,337	$1,142	$ 886
Specialty Casualty	1,453	1,413	1,235
Specialty Financial	468	396	332
California Workers' Compensation	380	290	229
Other	1	2	31
	$3,639	$3,243	$2,713

Net written premiums:
Property and Transportation	$ 683	$ 515	$ 413
Specialty Casualty	740	679	609
Specialty Financial	395	302	255
California Workers' Compensation	339	271	219
Other	67	87	81
	$2,224	$1,854	$1,577

GAAP combined ratio:
Property and Transportation	80.7%	87.8%	90.1%
Specialty Casualty	99.8	98.2	106.6
Specialty Financial	108.9	108.4	101.4
California Workers' Compensation	89.5	92.0	96.4

Total Specialty GAAP combined ratio	94.1%	96.0%	98.4%

Total Specialty statutory combined ratio	95.6%	97.7%	100.1%

Industry statutory combined ratio (b)	99.4%	101.9%	107.7%

(a)

Excludes the following premiums that were written under special arrangements on behalf of, and fully reinsured to, the purchaser of the Japanese division: 2004 - $4 million; 2003 - $26 million;
and 2002 - $173 million.

(b)	Represents the commercial industry statutory combined ratio derived from "Best's Review/Preview - Property/Casualty" (January 2005 Edition).

Marketing  The Specialty group operations direct their sales efforts primarily through independent property and casualty insurance agents and brokers, although portions are written through employee agents. Independent agents and brokers generally receive a commission on the sale of each policy. Some agents and brokers are eligible for a bonus commission based on the profitability of all of the policies placed with AFG by the broker or agent in a particular year. The Specialty group writes insurance through several thousand agents and brokers and has over 500,000 policies in force.

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

AFG regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade or better S&P ratings or is secured by "funds withheld" or other collateral. Under "funds withheld" arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Excluding Infinity, Mitsui and Ohio Casualty (discussed below), recoverables from the following companies were individually between 5% and 10% of AFG's total reinsurance recoverable (net of payables to reinsurers) at December 31, 2004: American Re-Insurance Company, X.L. Reinsurance America, Inc., Swiss Reinsurance America Corporation, Berkley Insurance Company and General Reinsurance Corporation.

During 2004, AFG negotiated commutations or lump-sum cash settlements totaling $58.3 million with certain of its reinsurance carriers who have experienced deteriorating financial condition. AFG's $28.9 million loss on these commutations represents the differential between the consideration received from the reinsurers and the related reduction of reinsurance recoverable.

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

	Retention	Reinsurance
Coverage	Maximum	Coverage(a)
California Workers' Compensation	$ 1.0	$149.0
Other Workers' Compensation	2.0	48.0
Commercial Umbrella	4.6	45.4
Property - General	2.0	28.0
Property - Catastrophe (other than earthquake)	10.0	110.0
Property - Catastrophe (earthquake)	10.0	205.0

(a)	Reinsurance covers substantial portions of losses in excess of retention.
However, in general, losses resulting from terrorism are not covered.

AFG also purchases facultative reinsurance providing coverage on a risk by risk basis, both pro rata and excess of loss, depending on the risk and available reinsurance markets.

Included in the Balance Sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were approximately $357 million on paid losses and LAE and $2.2 billion on unpaid losses and LAE at December 31, 2004. These amounts are net of allowances of approximately $36 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Premiums written for reinsurance ceded and assumed are presented in the following table (in millions):

	2004	2003	2002
Reinsurance ceded	$1,508	$1,618	$1,693
Reinsurance assumed - including
involuntary pools and associations	62	100	80

In connection with the transfer of a portion of GAI's personal lines business to Infinity in 2003 and the sales of the Japanese division to Mitsui in 2001 and the commercial lines division to Ohio Casualty in 1998, GAI agreed to issue and renew policies related to the businesses transferred until each purchaser received the required approvals and licensing to begin writing business on their own behalf. The Infinity agreement is effective until January 1, 2006. The Mitsui and Ohio Casualty agreements ended at the end of 2003 and in early 2001, respectively. Under these agreements, GAI cedes 100% of these premiums to the respective purchaser. In 2004, 2003, and 2002, premiums of $91 million, $122 million and $173 million, respectively, were ceded under these agreements.

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

The following discussion of insurance reserves includes the reserves of American Premier's subsidiaries for only those periods following its acquisition in 1995. See Note Q to the Financial Statements for an analysis of changes in AFG's estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

The following table presents the development of AFG's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years, excluding reserves of American Premier subsidiaries prior to 1995. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2004. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. For example, the percentage of the December 31, 2002 reserve liability paid in 2003 includes approximately 20 percentage points for reserves of Infinity at its sale date in February 2003.
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Liability for unpaid losses
and loss adjustment expenses:
As originally estimated	$2,187	$3,393	$3,404	$3,489	$3,305	$3,224	$3,192	$3,253	$3,400	$2,850	$3,103
As re-estimated at
December 31, 2004	2,572	3,766	3,795	3,846	3,371	3,408	3,609	3,746	3,751	2,990	N/A

Liability re-estimated:
One year later	95.9%	98.7%	100.9%	104.5%	97.8%	98.1%	105.1%	105.2%	104.9%	104.9%
Two years later	99.3%	98.5%	105.9%	104.6%	96.3%	100.1%	105.1%	111.3%	110.3%
Three years later	99.9%	103.9%	105.2%	102.9%	97.4%	99.0%	109.9%	115.2%
Four years later	109.4%	103.1%	103.6%	105.4%	96.0%	102.6%	113.1%
Five years later	109.0%	102.9%	106.9%	105.7%	99.2%	105.7%
Six years later	108.5%	106.8%	107.7%	108.1%	102.0%
Seven years later	115.3%	107.7%	109.8%	110.2%
Eight years later	116.4%	109.6%	111.5%
Nine years later	116.8%	111.0%
Ten years later	117.6%

Cumulative deficiency
(redundancy):
Aggregate	17.6%	11.0%	11.5%	10.2%	2.0%	5.7%	13.1%	15.2%	10.3%	4.9%	N/A
Excluding the 2002 A.P.
Green settlement charge
and special A&E charges
and reallocations in
1996, 1998 and 2001	(1.8%)	(1.5%)	1.4%	0.4%	(2.0%)	1.7%	9.0%	14.3%	10.3%	4.9%	N/A

Cumulative paid as of:
One year later	26.8%	33.1%	33.8%	41.7%	28.3%	34.8%	38.3%	33.6%	43.1%	27.7%
Two years later	42.5%	51.6%	58.0%	56.6%	51.7%	52.7%	52.2%	62.9%	62.1%
Three years later	54.4%	67.2%	66.7%	70.8%	62.4%	60.0%	71.4%	76.3%
Four years later	66.3%	72.0%	77.3%	78.6%	65.6%	72.5%	81.6%
Five years later	69.8%	80.4%	82.8%	81.1%	73.9%	80.6%
Six years later	80.0%	84.7%	84.6%	86.9%	80.8%
Seven years later	84.9%	86.0%	89.6%	92.8%
Eight years later	86.1%	90.3%	95.1%
Nine years later	89.2%	95.5%
Ten years later	96.6%

The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
As originally estimated:
Net liability shown above	$2,187	$3,393	$3,404	$3,489	$3,305	$3,224	$3,192	$3,253	$3,400	$2,850	$3,103
Add reinsurance
recoverables	730	704	720	736	1,468	1,571	1,324	1,525	1,804	2,059	2,234
Gross liability	$2,917	$4,097	$4,124	$4,225	$4,773	$4,795	$4,516	$4,778	$5,204	$4,909	$5,337
As re-estimated at
December 31, 2004:
Net liability shown above	$2,572	$3,766	$3,795	$3,846	$3,371	$3,408	$3,609	$3,746	$3,751	$2,990
Add reinsurance
recoverables	1,027	1,155	1,167	1,248	1,830	1,986	1,848	1,981	2,089	2,240
Gross liability	$3,599	$4,921	$4,962	$5,094	$5,201	$5,394	$5,457	$5,727	$5,840	$5,230	N/A

Gross cumulative deficiency
(redundancy)	23.4%	20.1%	20.3%	20.6%	9.0%	12.5%	20.8%	19.9%	12.2%	6.5%	N/A

In evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFG's $100 million special charge for A&E claims related to losses recorded in 2001, but incurred before 1994, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

Much of the adverse development in the tables is due to A&E exposures for which AFG has been held liable under general liability policies written years ago, even though such coverage was not intended. Other factors affecting development in recent years included changes in the legal environment, including more liberal coverage decisions and higher jury awards, higher legal fees, the general state of the economy and medical cost inflation.

The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2004 are as follows (in millions):

Liability reported on a SAP basis, net of $199 million
of retroactive reinsurance	$3,083
Additional discounting of GAAP reserves in excess
of the statutory limitation for SAP reserves	(17)
Reserves of foreign operations	22
Reinsurance recoverables, net of allowance	2,234
Reclassification of allowance for uncollectible
reinsurance	15

Liability reported on a GAAP basis	$5,337

Asbestos and Environmental Reserves ("A&E")  In addressing asbestos and environmental reserves, the insurance industry typically includes claims relating to polluted waste sites and asbestos as well as other mass tort claims such as those relating to breast implants, lead, silica, exposure to industrial chemicals, and other latent injuries.

Establishing reserves for A&E claims is subject to uncertainties that are significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Management's Discussion and Analysis -"Uncertainties - Asbestos and Environmental-related Reserves" and Note O - "Commitments and Contingencies" to the Financial Statements.

The survival ratio, which is an industry measure of A&E claim reserves, is derived by dividing reserves for A&E exposures by annual paid losses. At December 31, 2004, AFG's three year survival ratio (excluding Transport, which was sold in 2004) is approximately 14.6 times paid losses for the remaining asbestos reserves (10.2 times excluding amounts associated with the A.P. Green settlement) and 8.9 times paid losses for total A&E reserves (6.5 times excluding A.P. Green). In December 2004, A.M. Best reported its estimate that the property and casualty insurance industry's three year survival ratio for A&E reserves was approximately 8.5 times paid losses at December 31, 2003.

From time to time, AFG has engaged independent firms to study the A&E reserves of its insurance company subsidiaries. The most recent study was completed in the third quarter of 2001 and resulted in AFG recording a pretax charge of $100 million to increase its A&E reserves. Management believes that current practice of the property and casualty insurance industry is to undertake a reserve study every three or four years. Accordingly, absent legislative reforms eliminating the need for an independent review, management plans to conduct such a routine study during 2005.

The following table (in millions) is a progression of A&E reserves.

	2004	2003	2002

Reserves at beginning of year	$423.3	$466.7	$446.8
Incurred losses and LAE (a)	-	0.1	48.6
Paid losses and LAE	(47.8)	(43.5)	(28.7)
Reserves transferred with the sale of Transport	(49.4)	-	-
Reserves not classified as A&E prior to 2004	15.8	-	-
Reserves at end of year, net of
reinsurance recoverable	341.9	423.3	466.7

Reinsurance recoverable, net of allowance	59.3	92.0	105.1

Gross reserves at end of year	$401.2	$515.3	$571.8

(a) Includes $30 million in 2002 related to the settlement of the
A.P. Green asbestos litigation.

Annuity, Supplemental Health and Life Operations

General

AFG's annuity, supplemental health and life operations are conducted through Great American Financial Resources, Inc. ("GAFRI"), a holding company which markets retirement products, primarily fixed and variable annuities, and various forms of supplemental insurance and life products. GAFRI and its subsidiaries employ approximately 1,500 persons.

Premiums over the last three years were as follows (in millions):

	2004	2003	2002
Insurance Product
Annuities	$ 768	$ 869	$1,001
Supplemental health and life	348	335	313
	$1,116	$1,204	$1,314

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

The following table (in millions) presents combined financial information of GAFRI's principal annuity operations.

	2004	2003	2002
GAAP Basis
Total assets	$10,036	$8,777	$8,137
Fixed annuity benefits accumulated	7,551	6,492	6,111
Variable annuity separate accounts	620	568	455
Stockholder's equity	1,304	1,220	1,139

Statutory Basis
Total assets	$ 9,029	$7,889	$7,319
Fixed annuity reserves	7,565	6,578	6,192
Variable annuity separate accounts	620	568	455
Capital and surplus	578	515	419
Asset valuation reserve (a)	71	53	63
Interest maintenance reserve (a)	21	22	27

(a) Allocation of surplus.

The following table (in millions) shows the components of GAFRI's annuity receipts.

	2004	2003	2002
Fixed annuity receipts:
Principal annuity operations:
Flexible premium:
First year	$ 34	$ 34	$ 29
Renewal	130	114	106
	164	148	135
Single premium	472	557	640
	636	705	775
Other fixed annuity receipts	27	42	44
Total fixed annuity receipts	$663	$747	$819

Variable annuity receipts:
Flexible premium:
First year	$ 10	$ 9	$ 16
Renewal	61	65	71
	71	74	87
Single premium	34	48	95
Total variable annuity receipts	$105	$122	$182

Sales of annuities, including renewal premiums, are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level and volatility of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments; (viii) performance of the equity markets and (ix) general economic conditions. At December 31, 2004, GAFRI had over 370,000 annuity policies in force.

Annuity contracts are generally classified as either fixed rate (including equity-indexed) or variable. The following table presents premiums by classification:

	2004	2003	2002
Premiums
Traditional fixed	85%	85%	77%
Variable	14	14	18
Equity-indexed	1	1	5
	100%	100%	100%

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

The majority of GAFRI's fixed annuity products permit GAFRI to change the crediting rate at any time, subject to minimum guarantee rates (as determined by applicable law) and any initial guarantee period. Historically, management has been able to react to changes in market interest rates. In the fourth quarter of 2003, GAFRI began issuing products with guaranteed minimum crediting rates of less than 3% in states where required approvals have been received. At December 31, 2004, approximately 4% of annuity benefits accumulated related to policies with a minimum crediting rate of less than 3%. The remaining balance is split almost evenly between policies with minimum guarantee rates of 3% and 4%.

In May 2004, GAFRI acquired the fixed annuity block of business of National Health Insurance Company. At the date of acquisition, the block consisted of approximately 33,000 policies with GAAP reserves of approximately $765 million.

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

In 2004, 2003 and 2002, 17%, 19% and 15%, respectively, of GAFRI's annuity premiums came from California. In 2004, 12% of GAFRI's annuity premiums came from Washington and 10% came from Texas. No other state accounted for more than 10% of premiums in those years.

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

GAFRI sells its fixed rate products primarily through a network of 140 managing general agents ("MGAs") who, in turn, direct approximately 1,650 actively producing independent agents. The top 15 MGAs accounted for approximately two-thirds of GAFRI's fixed rate annuity premiums in 2004. No one MGA represented more than 10% of total fixed annuity premiums in 2004. In addition, GAFRI also sells its annuity product lines through financial institutions; approximately 3% of total annuity premiums in 2004 came through this channel.

In 2002, GAFRI exited the highly competitive single premium, non-qualified segment of the variable annuity market due primarily to insufficient returns and a lack of critical mass. GAFRI offers its variable annuity as an ancillary product solely through its fixed annuity sales channels. Nearly one-half of GAFRI's variable annuity sales in 2004 were made through a wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for GAFRI's variable annuity products.

Supplemental Insurance and Life Products

GAFRI offers a variety of supplemental health and life products, primarily through Loyal American Life Insurance Company ("Loyal"), Great American Life Assurance Company of Puerto Rico ("GAPR") and United Teacher Associates Insurance Company ("UTA").

UTA and Loyal offer their products through independent agents. UTA's principal health products include coverage for Medicare supplement, cancer and long-term care. The principal products sold by Loyal include cancer, accidental injury, short-term disability, hospital indemnity, and traditional whole life (which is substantially reinsured). These businesses had assets of more than $1 billion and approximately 350,000 policies with annualized health premiums in force of more than $225 million and gross life insurance in force of $1.3 billion at year-end 2004.

GAPR sells in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer, credit and group life products are sold through independent agents. GAPR had assets of more than $315 million and more than 300,000 policies with gross life insurance in force of over $3 billion at year-end 2004.

In the second quarter of 2004, Great American Life Insurance Company ("GALIC") ceased issuing life insurance policies due to inadequate volume and returns. GAFRI will continue to service and accept renewal premiums on its in force block of approximately 110,000 policies and $26 billion gross ($10 billion net) of life insurance in force.

GAFRI has reinsured 90% of Manhattan National Life Insurance Company's ("MNL") business in force. While MNL is no longer writing new policies, as of December 31, 2004, it had approximately 75,000 policies and $9 billion gross ($700 million net) of life insurance in force (primarily term life).

Independent Ratings

GAFRI's principal insurance subsidiaries are rated by A.M. Best and Standard & Poor's. GAFRI believes that the ratings assigned by independent insurance rating agencies are important because agents, potential policyholders and school districts often use a company's rating as an initial screening device in considering annuity products. GAFRI believes that (i) a rating in the "A" category by A.M. Best is necessary to successfully market tax-deferred annuities to public education employees and other not-for-profit groups and (ii) a rating in the "A" category by at least one rating agency is necessary to successfully compete in other annuity markets. GAFRI's insurance entities also compete in markets other than the sale of tax-deferred annuities. Ratings are an important competitive factor; GAFRI believes that these entities can successfully compete in these markets with their respective ratings.

GAFRI's operations could be materially and adversely affected by ratings downgrades. In connection with recent reviews by independent rating agencies, management indicated that it intends to maintain lower ratios of debt to capital than it has in recent years and intends to maintain the capital of its significant insurance subsidiaries at levels currently indicated by the rating agencies as appropriate for the current ratings. Items which could adversely affect capital levels include (i) an extended period of low interest rates and a resulting significant narrowing of annuity "spread" (the difference between earnings received by GAFRI on its investments less amount credited to policyholders' annuity accounts); (ii) investment impairments; (iii) a sustained decrease in the stock market; (iv) adverse mortality or morbidity, and; (v) higher than planned dividends paid due to liquidity needs of GAFRI's holding companies. Following are the ratings as of December 31, 2004:

Standard
	A.M. Best	& Poor's
GALIC	A (Excellent)	A-(Strong)
AILIC	A (Excellent)	A-(Strong)
Loyal	A (Excellent)	Not rated
UTA	A-(Excellent)	Not rated
GAPR	A (Excellent)	Not rated

In addition, GALIC is rated A+ (strong) by Fitch and A3 (good financial security) by Moody's.

Competition

GAFRI's insurance companies operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders and agents; (v) product design (including interest rates credited and premium rates charged); (vi) commissions; and (vii) number of school districts in which a company has approval to sell. Since policies are marketed and distributed primarily through independent agents (except at GAPR), the insurance companies must also compete for agents.

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

Other Companies

Through subsidiaries, AFG is engaged in a variety of other operations, including The Golf Center at Kings Island in the Greater Cincinnati area; commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), Cape Cod (Chatham Bars Inn), Austin (Driskill Hotel), Chesapeake Bay (Skipjack Cove Yachting Resort), Charleston (Charleston Harbor Resort and Marina), Palm Beach (Sailfish Marina and Resort) and apartments in Louisville, Pittsburgh, St. Paul and Tampa Bay. These operations employ approximately 700 full-time employees.

Investment Portfolio

General  The following tables present the percentage distribution and yields of AFG's investment portfolio (excluding investment in equity securities of investee corporations) as reflected in its financial statements.

	2004	2003	2002
Cash and Short-term Investments	5.5%	4.3%	6.4%
Fixed Maturities - Available for sale:
U.S. Government and Agencies	10.8	10.2	10.3
State and Municipal	6.6	7.0	4.5
Public Utilities	6.4	7.7	7.7
Mortgage-Backed Securities	22.9	24.5	23.7
Corporate and Other	38.8	37.6	41.2
Redeemable Preferred Stocks	.3	.5	.5
	85.8	87.5	87.9
Fixed Maturities - Trading	1.9	1.4	-
Other Stocks, Options and Warrants	3.4	3.3	2.2
Policy Loans	1.6	1.6	1.6
Real Estate and Other Investments	1.8	1.9	1.9
	100.0%	100.0%	100.0%

Yield on Fixed Income Securities (a):
Excluding realized gains and losses	5.7%	6.2%	7.2%
Including realized gains and losses	6.1%	6.6%	6.6%

Yield on Stocks (a):
Excluding realized gains and losses	6.1%	6.5%	5.4%
Including realized gains and losses	72.5%	10.1%	(4.6%)

Yield on Investments (a)(b):
Excluding realized gains and losses	5.7%	6.2%	7.1%
Including realized gains and losses	7.9%	6.6%	6.5%

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
	2004	2003	2002

Total return on AFG's fixed income securities	6.1%	6.4%	9.4%
Lehman Universal Bond Index	5.0%	5.8%	9.8%

Total return on AFG's equity securities	33.5%	29.1%	(2.8%)
Standard & Poors 500 Index	10.9%	28.7%	(22.1%)

Fixed Maturity Investments

AFG's bond portfolio is invested primarily in taxable bonds. The NAIC assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFG's available for sale bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 2004 (dollars in millions).

NAIC		Amortized	Market Value
Rating	Comparable S&P Rating	Cost	Amount	%

1	AAA, AA, A	$10,312	$10,528	79%
2	BBB	1,986	2,081	15
	Total investment grade	12,298	12,609	94
3	BB	353	371	3
4	B	285	315	2
5	CCC, CC, C	70	78	1
6	D	29	38	*
	Total noninvestment grade	737	802	6
	Total	$13,035	$13,411	100%

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

Equity Investments

At December 31, 2004, AFG held $537 million in stocks; approximately three-eighths represents an investment in National City Corporation, a Cleveland-based commercial bank. In July 2004, AFG received National City shares in exchange for its investment in Provident Financial Group and realized a pretax gain of $214 million on the transaction.

Regulation

AFG's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2005 from its insurance subsidiaries without seeking regulatory clearance is approximately $247 million.

Changes in state insurance laws and regulations have the potential to materially affect the revenues and expenses of the insurance operations. For example, the California Legislature enacted workers' compensation legislation in 2003 that focused primarily on reducing medical costs and improving medical outcomes for injured workers while also reducing employer premiums. In 2004, additional legislation was enacted that provided additional cost savings for employers while striving to set standards for the treatment of injured workers. The projected savings from these legislative reforms, however, have been partially offset by a decrease in workers' compensation rates.

In October 2004, the New York State Attorney General brought suit against Marsh and McLennan Companies, Inc. alleging, among other things, that the firm had manipulated the insurance market through specified conduct, including bid rigging and price fixing. The New York State Attorney General also stated that the evidence implicated certain insurance companies, none of which were AFG subsidiaries. As a result of the actions of the Attorney General, the insurance departments and attorneys general of a number of states, including Ohio, have announced investigations and have begun to issue subpoenas and/or information requests to many insurance companies domiciled or licensed to do business in such states. While AFG is not a party to any of the litigation and has not received a subpoena in connection with this matter, it, along with other companies in the industry, have been asked to provide information to the insurance departments in a number of states where AFG does business. AFG cannot estimate the scope or breadth of the issues that may be investigated, the results, or timeframe in which the reviews might be completed. AFG also cannot predict the impact, if any, that these matters may have on its business or the property and casualty insurance industry generally.

In response to inquiries from several insurance departments, AFG has engaged in an extensive internal review of its business arrangements with insurance producers. After a significant amount of ongoing investigation and document review, AFG has identified only two policy quotations requested by Marsh & McLennan which may have been used by Marsh in a manner similar to the actions described in the New York Attorney General's complaint against that company. The amount of these Great American quotes was less than $1 million.

In December 2004, Great American received a subpoena from the New York Attorney General's office requesting information concerning Great American's business practices in writing legal malpractice insurance. Management believes these requests are part of the sweeping probe of industry practices precipitated by the New York Attorney General's lawsuit against Marsh as described above. Great American is cooperating with the Attorney General's investigation. Great American has begun responding to the matters covered by the subpoena, but cannot predict any impact that the subpoena may have on its business.

Most states have created insurance guaranty associations to provide for the payment of claims of insurance companies that become insolvent. Annual assessments for AFG's insurance companies have not been material.

The NAIC is an organization which is comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. The NAIC model law for Risk Based Capital applies to both life and property and casualty companies. The risk based capital formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer's total adjusted capital and surplus decreases relative to its risk based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called "mandatory control level". At December 31, 2004, the capital ratios of all operating AFG insurance companies substantially exceeded the risk based capital requirements.

Recent federal budget proposals have contained several measures related to private savings. One such proposal would consolidate 401(k), 403(b) and governmental 457 plans into a single plan. Another proposal would create "lifetime savings accounts" that would allow tax-free savings withdrawals. The Company cannot predict whether these proposals will become law, or their impact if adopted.

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

ITEM 2

Properties

Subsidiaries of AFG own several buildings in downtown Cincinnati. AFG and its affiliates occupy about half of the aggregate 650,000 square feet of commercial and office space in these buildings.

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

American Premier is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on American Premier for hazardous waste or discharge remediation costs at certain railroad sites formerly owned by its predecessor, Penn Central Transportation Company ("PCTC"), and at certain other sites where hazardous waste or discharge allegedly generated by PCTC's railroad operations and APU's former manufacturing operations is present. It is difficult to estimate American Premier's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, American Premier believes that its accruals for potential environmental liabilities are adequate to cover the probable amount of such liabilities, based on American Premier's estimates of remediation costs and related expenses and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to American Premier and are subject to future change as additional information becomes available. In November 2004, American Premier reached an agreement on the allocation of environmental clean-up costs at its former railroad site in Paoli, Pennsylvania. The settlement became final and agreed upon amounts were paid in early 2005. American Premier intends to seek reimbursement from others for portions of remediation costs incurred. Management believes that Paoli was American Premier's largest outstanding environmental exposure.

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

In 2003, Great American Insurance Company entered into an agreement, which was approved by the bankruptcy court, for the settlement of coverage litigation related to A.P. Green asbestos claims. The settlement is for $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest). The agreement allows up to 10% of the settlement to be paid in AFG Common Stock. The settlement agreement is conditioned upon confirmation of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies. No assurance can be made that all conditions will be met; no payments are required until completion of the process. If the conditions are not met, the outcome of this litigation will again be subject to the complexities and uncertainties associated with a Chapter 11 proceeding and asbestos coverage litigation. Fireman's Fund Insurance Company and Royal Insurance Company of America have filed Third Party Complaints in the United States Bankruptcy Court for the Western District of Pennsylvania for declaratory relief against Great American arising out of their ongoing coverage dispute with A.P. Green. The Parties seek a declaration of whether Great American and the other settling insurers owe any obligations to the non-settling insurers under doctrines of equitable subrogation, equitable contribution or equitable indemnity. This was not unexpected and provisions were included in Great American's settlement agreement with A.P. Green to address this contingency.

PART II

ITEM 5

Market for Registrant's Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.

AFG Common Stock has been listed and traded on the New York Stock Exchange and the Nasdaq National Market under the symbol AFG. The information presented in the table below represents the high and low sales prices per share reported on the NYSE Composite Tape.

	2004		2003
	High	Low	High	Low

First Quarter	$30.93	$26.28	$24.21	$18.00
Second Quarter	31.00	28.94	23.90	19.27
Third Quarter	30.95	28.75	23.77	21.27
Fourth Quarter	32.58	27.60	26.70	21.68

There were approximately 13,300 shareholders of record of AFG Common Stock at March 1, 2005. In 2004 and 2003, AFG declared and paid quarterly dividends of $.125 per share. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

Under AFG's shareholder-approved Stock Option Plan, 298,790 shares of AFG Common Stock were tendered in connection with the exercise of stock options for a total of 391,926 shares in the fourth quarter of 2004 (37,246 at $30.65 in October; 92,660 at $31.85 in November; and 168,884 at $31.98 in December).

Equity Compensation Plan Information

The following reflects certain information about shares of AFG Common Stock authorized for issuance (at December 31, 2004) under compensation plans.
Number of securities
available for future
	Number of securities		issuance under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
Equity Compensation Plans	outstanding options	outstanding options	reflected in column (a))
	(a)	(b)	(c)
Approved by shareholders	7,219,093	$27.59	3,375,638(1)
Not approved by
shareholders	none	n/a	460,342(2)

(1) Includes options exercisable into 1.1 million shares available for issuance under AFG's
Stock Option Plan, 2.2 million shares issuable under AFG's Employee Stock Purchase Plan and 139,840 shares issuable under AFG's Nonemployee Directors' Compensation Plan.

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

ITEM 6

Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).
	2004	2003	2002	2001	2000
Earnings Statement Data:
Total Revenues	$3,906	$3,360	$3,745	$3,919	$3,816
Operating Earnings Before Income Taxes	590	301	176	86	110
Earnings (Loss) from Continuing Operations	368	321	124	15	(47)
Discontinued Operations (a)	(2)	(33)	1	(20)	-
Cumulative Effect of Accounting Changes (b)	(6)	6	(40)	(10)	(9)
Net Earnings (Loss)	360	294	85	(15)	(56)

Basic Earnings (Loss) Per Common Share:
Earnings (Loss) from Continuing Operations	$5.00	$4.53	$1.80	$.22	($.79)
Discontinued Operations	(.03)	(.48)	.02	(.29)	(.01)
Cumulative Effect of Accounting Change	(.08)	.09	(.59)	(.15)	(.15)
Net Earnings (Loss) Available to Common Shares	4.89	4.14	1.23	(.22)	(.95)

Diluted Earnings (Loss) Per Common Share:
Earnings (Loss) from Continuing Operations	$4.92	$4.51	$1.79	$.22	($.79)
Discontinued Operations	(.03)	(.48)	.02	(.29)	(.01)
Cumulative Effect of Accounting Change	(.08)	.09	(.59)	(.15)	(.15)
Net Earnings (Loss) Available to Common Shares	4.81	4.12	1.22	(.22)	(.95)

Cash Dividends Paid Per Share of Common Stock	$.50	$.50	$.50	$1.00	$1.00

Ratio of Earnings to Fixed Charges (c):
Including Annuity Benefits	2.43	1.69	1.36	1.13	1.18
Excluding Annuity Benefits	7.07	3.71	2.40	1.49	1.63

Balance Sheet Data:
Total Assets	$22,560	$20,312	$19,628	$17,538	$16,558
Long-term Debt:
Holding Companies	685	575	637	597	573
Subsidiaries	344	262	308	282	207
Minority Interest	220	188	471	455	508
Shareholders' Equity	2,431	2,076	1,726	1,498	1,549

(a)	Reflects the results of Transport Insurance Company, which was sold in the fourth quarter of 2004.

(b)	Reflects the implementation of accounting changes mandated by recently enacted accounting standards.

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

____________________________________________________________________________________

INDEX TO MD&A
	Page		Page
General	23	Results of Operations	36
Overview	23	General	36
Critical Accounting Policies	24	Income Items	36
Liquidity and Capital Resources	24	Expense Items	41
Ratios	24	Other Items	43
Sources of Funds	25	Recent Accounting Standards	43
Contractual Obligations	26
Investments	26
Uncertainties	29

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

The following items highlight improvements in AFG's financial condition during 2004:

  AFG and GAFRI issued just over $200 million in senior debentures in the first quarter of 2004, and used approximately $189 million of the proceeds to retire higher coupon debt due unconsolidated subsidiary trusts that, in turn, retired preferred securities.
  In 2004, AFG and GAFRI replaced their existing bank credit lines with four-year lines of $300 million and $150 million, respectively. No amounts were borrowed under these facilities at December 31, 2004.
  AFG received $82 million in cash during the fourth quarter of 2004 from the issuance of 2.7 million shares of Common Stock.
  At December 31, 2004, AFG (parent) had over $100 million in cash and short-term investments.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance and in the sale of retirement annuities and supplemental insurance and life products. With the sale of Infinity in 2003, AFG narrowed the focus of its property and casualty business to its specialized commercial products for businesses.

The property and casualty business is cyclical in nature with periods of high competition resulting in low premium rates, sometimes referred to as a "soft market" or "downcycle" followed by periods of reduced competition and higher premium rates, referred to as a "hard market" or "upcycle." The 1990's were a soft market period; prices started to harden in 2000 and accelerated significantly following the terrorist attacks in 2001. Rate increases moderated during the latter part of 2003 and continued that trend during 2004.

As discussed in the following pages under "Results of Operations," the profitability of AFG's property and casualty business improved during the hard market despite the negative impact of adverse development on prior year claims and lower yields on newly invested funds.

AFG's net earnings for 2004 were $360 million ($4.81 per share). Included in net earnings were the following items, net of tax and minority interest:
  Net realized gain of $134.4 million on the sale of Provident Financial Group securities.
  Charge of $33.8 million related to the settlement of environmental litigation.
  Underwriting losses of $24.1 million from four hurricanes.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A to the financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of insurance reserves, especially asbestos and environmental-related reserves, the recoverability of deferred acquisition costs, and the determination of "other than temporary" impairment on investments are the areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical. See "Liquidity and Capital Resources - Investments" for discussion of impairments on investments and "Liquidity and Capital Resources -Uncertainties" for a discussion of insurance reserves.

Recoverability of Deferred Acquisition Costs  Deferred acquisition costs ("DAC") related to annuities and universal life insurance products are amortized in relation to the present value of expected gross profits on the policies. Assumptions considered in determining expected gross profits involve significant judgment and include management's estimates of assumed interest rates and investment spreads, surrenders, annuitizations, renewal premiums and mortality. Should actual experience require management to change its assumptions regarding the emergence of future revenues and profits (commonly referred to as "unlocking"), a charge or credit would be recorded to adjust DAC to the level it would have been if the new assumptions had been used from the inception date of each policy.

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio (at the parent holding company level) was approximately 22% at December 31, 2004, compared to 21% at December 31, 2003.

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.43 (1.91 excluding the Provident gain) for the year ended December 31, 2004. Excluding annuity benefits, this ratio was 7.07 (4.85 excluding the Provident gain) for 2004. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

The NAIC's model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2004, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements. The lowest capital ratio of any operating AFG subsidiary was over 3 times its authorized control level RBC.

Sources of Funds

Parent Holding Company Liquidity  Management believes AFG has sufficient resources to meet its liquidity requirements. If funds generated from operations, including dividends and tax payments from subsidiaries, are insufficient to meet fixed charges in any period, AFG would be required to utilize parent company cash ($107 million at December 31, 2004) or to generate cash through borrowings, sales of securities or other assets, or similar transactions.

In November 2004, AFG replaced its existing credit line with a $300 million, four-year credit facility. No amounts have been borrowed under this credit facility through December 31, 2004. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on AFG's credit rating. This credit agreement provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent company.

Through public offerings in the fourth quarter of 2004, AFG sold 2.7 million shares of Common Stock at an average price of $30.56 per share, net of commissions and fees. Net proceeds from the sales of $81.9 million will be used to support the growth of its subsidiaries. In addition, AFG's wholly-owned subsidiary, American Premier Underwriters ("APU"), sold an additional 1.3 million previously issued and outstanding AFG common shares. These shares were held for the benefit of certain Class M creditors of APU's predecessor, The Penn Central Transportation Company. Proceeds from that sale ($41.5 million) were placed in escrow to be used to pay APU environmental claims related to its former railroad operations.

All debentures issued by AFG (and GAFRI) are rated investment grade by three nationally recognized rating agencies. In February 2004, AFG issued $115 million in 7-1/8% Debentures due 2034 under a shelf registration statement and called for redemption $95.5 million in 9-1/8% trust preferred securities. Under a currently effective shelf registration statement, AFG can issue up to an aggregate of $517 million in additional equity or debt securities. The shelf registration provides AFG with greater flexibility to access the capital markets from time to time as market and other conditions permit.

For statutory accounting purposes, equity securities of non-affiliates are generally carried at market value. At December 31, 2004, AFG's insurance companies owned publicly traded equity securities with a market value of $537 million. In addition, Great American Insurance Company owns GAFRI common stock with a market value of $670 million and a statutory carrying value of $469 million. Decreases in market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group's dividend-paying capability.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally compute tax provisions as if filing separate returns based on book taxable income computed in accordance with generally accepted accounting principles. The resulting provision (or credit) is currently payable to (or receivable from) AFG.

Subsidiary Liquidity  In August 2004, GAFRI replaced its existing credit agreement with a $150 million four-year credit facility. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating. There were no amounts borrowed under this agreement at December 31, 2004. In addition, GAFRI can issue approximately $250 million in additional equity or debt securities under a currently effective shelf registration.

The liquidity requirements of AFG's insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and expenses, payments of dividends and taxes to AFG and contributions of capital to their subsidiaries. Historically, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements without requiring a sale of investments or contributions from AFG. Funds received in excess of cash requirements are generally invested in additional marketable securities. In addition, the insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments.

The excess cash flow of AFG's property and casualty group allows it to extend the duration of its investment portfolio somewhat beyond that of its claim reserves.

In January 2005, National Interstate Corporation ("NIC"), a majority-owned subsidiary that specializes in property and casualty insurance for the passenger transportation industry, issued 3,350,000 shares of its common stock in an initial public offering. A portion of the $40.6 million of net proceeds from this offering were used to repay NIC's $15 million promissory note to another AFG subsidiary. The remainder will be used for other general corporate purposes. After the offering, AFG owns approximately 54% of NIC.

In GAFRI's annuity business, where profitability is largely dependent on earning a "spread" between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on GAFRI's annuity products. With declining rates, GAFRI receives some protection (from spread compression) due to the ability to lower crediting rates, subject to guaranteed minimums.

AFG believes its insurance subsidiaries maintain sufficient liquidity to pay claims and benefits and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies.

Contractual Obligations  The following table shows an estimate (based on historical patterns and expected trends) of payments to be made for insurance reserve liabilities, as well as scheduled payments for major contractual obligations (in millions).

		Within			More than
	Total	One Year	2-3 Years	4-5 Years	5 Years
Annuity, Life, Accident &
Health Liabilities (a)	$ 9,154	$1,066	$2,401	$1,685	$4,002
Property and Casualty Unpaid
Losses and Loss Adjustment
Expenses (b)	5,337	1,800	1,700	700	1,137
Long-Term Debt	1,029	10	100	588	331
Payable to Subsidiary Trusts	78	-	-	-	78
Operating Leases	149	35	57	28	29
Total	$15,747	$2,911	$4,258	$3,001	$5,577

(a) Reserve projections for insurance liabilities include anticipated cash benefit payments only. Projections do not include any impact for future earnings or additional premiums.

(b)  Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $2.2 billion as follows: Within 1 year - $800 million; 2-3 years - $700 million;
     4-5 years - $300 million; and thereafter - $434 million. Actual payments and their timing could differ significantly from these estimates.

The AFG Convertible Debentures due in 2033 are included in the above table at the first put date (2008). AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2004.

Investments  AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance.

Approximately two-thirds of AFG's consolidated assets are invested in marketable securities. AFG's investment portfolio at December 31, 2004, contained $13 billion in "Fixed maturities" classified as available for sale and $537 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At December 31, 2004, AFG had pretax net unrealized gains of $376.2 million on fixed maturities and $81.1 million on other stocks.

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2004, the average life of AFG's fixed maturities was about 6-1/2 years.

Approximately 94% of the fixed maturities held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 2004. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

Investments in mortgage backed securities ("MBSs") represented approximately one-fourth of AFG's fixed maturities at December 31, 2004. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Due to the significant decline in the general level of interest rates in recent years, AFG has experienced an increase in the level of prepayments on its MBSs; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Substantially all of AFG's MBSs are investment grade quality, with over 95% rated "AAA" at December 31, 2004.

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at December 31, 2004, is shown in the following table (dollars in millions). Approximately $66 million of available for sale "Fixed maturities" and $23 million of "Other stocks" had no unrealized gains or losses at December 31, 2004.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for sale Fixed Maturities
Market value of securities	$9,943	$3,402
Amortized cost of securities	$9,521	$3,448
Gross unrealized gain (loss)	$ 422	($ 46)
Market value as % of amortized cost	104%	99%
Number of security positions	1,759	397
Number individually exceeding
$2 million gain or loss	12	-
Concentration of gains (losses) by
type or industry (exceeding 5% of
unrealized):
Gas and electric services	$ 54.3	($ 2.3)
Banks, savings and credit institutions	67.0	(0.9)
Mortgage-backed securities	40.4	(22.3)
State and municipal	22.7	(1.6)
Telephone communications	21.1	(0.9)
U.S. government and government agencies	18.3	(8.6)
Percentage rated investment grade	93%	97%

Other Stocks
Market value of securities	$ 464	$ 50
Cost of securities	$ 380	$ 53
Gross unrealized gain (loss)	$ 84	($ 3)
Market value as % of cost	122%	94%
Number individually exceeding
$2 million gain or loss	5	-

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at December 31, 2004, based on their market values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	with	with
	Unrealized	Unrealized
Maturity	Gains	Losses
One year or less	3%	2%
After one year through five years	23	35
After five years through ten years	39	16
After ten years	13	8
	78	61
Mortgage-backed securities	22	39
	100%	100%

AFG realized aggregate losses of $3.9 million during 2004 on $180.2 million in sales of fixed maturity securities (7 issues; 6 issuers) that had individual unrealized losses greater than $500,000 at December 31, 2003. Market values of six of the securities increased an aggregate of $3.1 million from year-end 2003 to date of sale. The market value of the remaining security decreased $428,000 from year-end 2003 to the sale date.

Although AFG had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio.

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities

Securities with unrealized gains:
Exceeding $500,000 (252 issues)	$3,086	$240	108%
Less than $500,000 (1,507 issues)	6,857	182	103
	$9,943	$422	104%

Securities with unrealized losses:
Exceeding $500,000 (25 issues)	$1,007	($ 21)	98%
Less than $500,000 (372 issues)	2,395	(25)	99
	$3,402	($ 46)	99%

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at December 31, 2004

Investment grade with losses for:
One year or less (318 issues)	$2,751	($ 26)	99%
Greater than one year (52 issues)	559	(17)	97
	$3,310	($ 43)	99%

Non-investment grade with losses for:
One year or less (14 issues)	$ 63	($ 2)	97%
Greater than one year (13 issues)	29	(1)	97
	$ 92	($ 3)	97%

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

Net realized gains (losses) on securities sold and charges for "other than temporary" impairment on securities held were as follows (in millions):

	Net Realized	Charges for
	Gains on Sales	Impairment	Other(a)	Total
2004	$320.0	($16.7)	($1.3)	$302.0
2003	117.1	(58.4)	0.2	58.9
2002	112.8	(179.4)	(12.4)	(79.0)
(a) Includes adjustments to reflect the impact of realized gains and losses on the amortization of deferred policy acquisition costs and to carry derivatives at market.

Higher impairment charges in 2002 reflect a rise in corporate defaults in the marketplace resulting from the weakened economy and other factors.

Uncertainties  As more fully explained in the following paragraphs, management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and American Premier's contingencies arising out of its former operations.

Property and Casualty Insurance Reserves  The liability for unpaid losses and loss adjustment expenses ("LAE") was as follows (in millions):

	December 31,
	2004	2003
Specialty	$4,797	$4,105
Personal	-	243
Other lines (including asbestos
and environmental)	540	561
	$5,337	$4,909

The liabilities for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon: (a) the accumulation of case estimates for losses reported prior to the close of the accounting periods on direct business written ("case reserves"); (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses (including possible development on known claims) based on past experience("IBNR"); (d) estimates based on experience of expense for investigating and adjusting claims; and (e) the current state of law and coverage litigation. Using these items as well as historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors, management, including company actuaries, determines a single or "point" estimate which it records as its best estimate of the liabilities. Recorded amounts are analyzed and tested on a quarterly basis by company actuaries. Ranges of loss reserves are not developed by company actuaries.

Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors which are subject to significant variation. Through the use of analytical reserve development techniques, management considers items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, general economic trends and the legal environment.

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system which can eliminate the risk of actual ultimate results differing from such estimates. As shown in the reserve development table (loss triangle) on page 10, the original estimates of AFG's liability for losses and loss adjustment expenses, net of reinsurance, over the past 10 years have developed through December 31, 2004, to be deficient (for seven years) by as much as 14.3% and redundant (for three years) by as much as 2.0% (excluding the effect of special charges for asbestos and environmental exposures). The average of such redundancies and deficiencies has been slightly (less than 4%) deficient. Management believes this development illustrates the variability in factors considered in estimating its insurance reserves.

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
    Paid Development Method;
    Bornhuetter-Ferguson Method; and
    Incremental Paid LAE to Paid Loss Methods.

Supplementary statistical information is reviewed to determine which methods are most appropriate to use or if adjustments are needed to particular methods. Such information includes:

    Open and closed claim counts
    Average case reserves and average incurred on open claims
    Closure rates and statistics related to closed and open claim percentages
    Average closed claim severity
    Ultimate claim severity
    Reported loss ratios
    Projected ultimate loss ratios
    Loss payment patterns

Within each line, Company actuaries review the results of individual tests, supplementary statistical information, and input from underwriting, operating and claim management, to select their point estimate of the ultimate liability. This estimate may be one test, or a weighted average of several tests, or a judgmental selection as the actuaries determine is appropriate. The actuarial review is performed each quarter as a test of the reasonableness of management's point estimate.

The level of detail in which data is analyzed varies among the different lines of business. Data is generally analyzed by major product or by coverage within product, using countrywide data; however, in some situations, data may be reviewed by state for a few large volume states. Appropriate segmentation of the data is determined based on data volume, data credibility, mix of business, and other actuarial considerations. Overall, Company actuaries review over 500 identified line components. Best estimates are selected based on test indications and judgment.

The following table shows (in millions) the breakdown of AFG's property and casualty reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves).
	December 31, 2004 Gross Loss Reserves
				Total
	Case	IBNR	LAE	Reserve
Statutory Line of Business
Other liability - occurrence	$ 495	$1,074	$285	$1,854
Workers' Compensation	724	305	76	1,105
Other liability - claims-made	317	262	119	698
Commercial multiple peril	153	164	103	420
Commercial Auto/Truck Liability/Medical	127	129	58	314
Private Passenger Auto Liability/Medical	80	54	20	154
Special property (fire, allied lines,
inland marine, earthquake)	191	88	71	350
Other lines	141	214	82	437
Total Statutory Reserves	2,228	2,290	814	5,332

Adjustments for GAAP:
Loss reserve discounting	(17)	-	-	(17)
Reserves of foreign operations	10	11	1	22
Total Adjustments for GAAP	(7)	11	1	5

Total GAAP Reserves	$2,221	$2,301	$815	$5,337

Following is a discussion of certain variables affecting the estimation of the more significant lines of business (asbestos and environmental liabilities are separately discussed below). Many other variables may also impact ultimate claim costs.

An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. To estimate the sensitivity of recorded reserves to an unexpected change in the trends, 1% was added to the trend that is embedded in the factors used to determine the reserves for ultimate liabilities. This unexpected change could arise from a variety of sources including a general increase in economic inflation, inflation from social programs, new medical technologies, or other factors such as those listed below in connection with our largest lines of business. Utilizing the effect of a 1% change in cost trends enables changes greater than 1% to be estimated by extrapolation. Each additional 1% change in the cost trend would increase the effect on net earnings by an amount slightly (about 6%) greater than the effect of the previous 1%. For example, if a 1% change in cost trends would change net earnings by $20 million, a 2% change would change net earnings by $41 million. The estimated cumulative impact that a one percent change would have on our net earnings is shown below (in millions).

Line of business
Other Liability - Occurrence	$20
Workers Compensation	18
Other Liability - Claims made	12
Commercial Multi-peril	6

Other Liability - Occurrence

This line of business consists of coverages protecting the insured against legal liability resulting from negligence, carelessness, or a failure to act causing property damage or personal injury to others. Some of the important variables affecting estimation of loss reserves for other liability - occurrence include:

  Litigious climate
  Unpredictability of judicial decisions regarding coverage issues
  Magnitude of jury awards
  Outside counsel costs
  Timing of claims reporting

The judicial climate in some states has had some effect on certain claims in recent years with more liberal coverage decisions, expanded concepts of liability and higher jury awards. Significant case reserve strengthening has occurred in several books of business within this line. Stronger case reserves will cause future development on known claims to be less than recent historical patterns. Also, for some business in run-off, there have been significant changes in the procedures for managing outside counsel costs which should result in a reduction in future loss adjustment expenses compared to prior experience for this line of business.

Workers' Compensation

This line of business provides coverage to employees who may be injured in the course of employment. Some of the important variables affecting estimation of loss reserves for workers' compensation include:

  Legislative actions and regulatory interpretations
  Future medical cost inflation
  Timing of claims reporting

AFG's workers' compensation business is written primarily in California. There have been significant reforms passed by the California state legislature in 2003 and in 2004 that will impact future settlement payments for claims outstanding. The magnitude of these potential cost savings depends on the implementation and interpretation of the reforms throughout the California workers' compensation system over the next several years.

In addition, AFG's strengthening of case reserves during 2002 and 2003 should cause future development of known claims to be less than prior historical patterns.

Other Liability - Claims Made

This line of business consists mostly of directors and officers' liability, and professional liability, mostly for lawyers. Some of the important variables affecting estimation of loss reserves for other liability - claims made include:

  Litigious climate
  The economy
  Variability of the stock prices

The general state of the economy and the variability of the stock price of the insured can affect the frequency and severity of shareholder class action suits that trigger coverage under directors' and officers' liability policies. This has caused some adverse development in the past and is judgmentally considered in reserving for this line of business.

Commercial Multi-Peril

This line of business consists of two or more coverages protecting the insured from various property and liability risk exposures. The commercial multi-peril line of business includes coverage similar to other liability - occurrence, so in general, variables affecting estimation of loss reserves for commercial multi-peril include those mentioned above for other liability - occurrence. In addition, this line also includes reserves for a run-off book of homebuilders business. Variables unique to estimating the liabilities for this coverage include:

  Changing legal/regulatory interpretations of coverage
  Statutes of limitations and statutes of repose in filing claims
  Changes in policy forms and endorsements

Over the years, certain portions of the homebuilders business has experienced adverse interpretations of coverage, coupled with certain statutory changes relating to liability, that caused an increase in the emergence of claims from older years. Management believes that changes in policy forms and endorsements implemented in 1998 will reduce AFG's exposure to such adverse interpretations.

Recoverables from Reinsurers  AFG is subject to credit risk with respect to its reinsurers, as reinsurance contracts do not relieve AFG of its liability to policyholders. To mitigate this risk, substantially all reinsurance is ceded to companies with investment grade or better S&P ratings or is secured by "funds withheld" or other collateral.

In 2004, AFG recorded a loss of $28.9 million to commute $87.2 million of reinsurance recoverables with certain of its reinsurers who have experienced deteriorating financial condition. In the first quarter of 2005, AFG completed an additional agreement to help further mitigate its exposure to such reinsurers. AFG has recorded reserves for doubtful collection of reinsurance recoverables on a case by case and overall basis. These estimates are subject to significant judgment and may vary significantly depending upon the reinsurers continued willingness and ability to pay amounts due.

Asbestos and Environmental-related ("A&E") Reserves  Asbestos and environmental reserves consisted of the following (in millions):

	December 31,
	2004	2003
Asbestos	$259.4	$278.7
Environmental	71.2	121.2
Other Mass Tort	11.3	23.4
A&E reserves, net of reinsurance recoverable	341.9	423.3
Reinsurance recoverable, net of allowance	59.3	92.0
Gross A&E reserves	$401.2	$515.3

Asbestos reserves include claims asserting alleged injuries and damages from exposure to asbestos. Environmental reserves include claims relating to polluted waste sites. Other mass tort claims include alleged injuries and damages from exposure to lead, silica and various chemical substances, as well as other toxic hazards.

Approximately one-half of AFG's asbestos reserves relate to policies written by AFG subsidiaries. Claims from these policies generally are product oriented claims with only a limited amount of non-product exposures, and are dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants.

The remainder is assumed reinsurance business that includes exposures for the periods 1954 to 1983. The asbestos and environmental assumed claims are ceded by various insurance companies under reinsurance treaties. A majority of the individual assumed claims have exposures of less than $100,000 to AFG. Asbestos losses assumed include some of the industry known manufacturers, distributors and installers. Pollution losses include industry known insured names and sites.

Establishing reserves for A&E claims relating to policies and participations in reinsurance treaties and former operations is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used and a meaningful range of loss cannot be estimated. Management makes its best estimate of these reserves based on prior ground up studies adjusted for payments and identifiable changes. Case reserves and expense reserves are established by the claims department as specific policies are identified. In addition to the case reserves established for known claims, management establishes additional reserves for claims not yet known or reported and for possible development on known claims. These additional reserves are management's best estimate based on its review of industry trends and other industry information about such claims, with due consideration to individual claim situations. Estimating ultimate liability for asbestos claims presents a unique and difficult challenge to the insurance industry due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry is engaged in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase.

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

While management believes that AFG's reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims, the impact of recent bankruptcy filings, and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, whether claims are to be allocated among triggered policies and implicated years, and whether claimants who exhibit no signs of illness will be successful in pursuing their claims. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net income by approximately $12 million.

From time to time, AFG has engaged independent firms to work closely with its claims staff to study the A&E reserves of its insurance company subsidiaries. The most recent study was completed in the third quarter of 2001 and resulted in AFG recording a pretax charge of $100 million to increase its A&E reserves. Management believes that current practice of the property and casualty insurance industry is to commission a comprehensive study every three or four years. Accordingly, absent legislative reforms which may alter the need for an independent review, management plans to conduct such a routine study during 2005.

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

AFG tracks its A&E claims by policyholder. The following table shows, by type of claim, the number of policyholders that did not receive any payments in the calendar year separate from policyholders that did receive a payment. Policyholder counts represent policies written by AFG subsidiaries and do not include assumed reinsurance. The significant decline in policyholder counts in 2004 reflects the sale of Transport Insurance Company.

	2004	2003	2002
Number of policyholders with no payments:
Asbestos	158	226	219
Environmental	276	324	328
Other Mass Tort	88	93	57
	522	643	604

Number of policyholders with payments:
Asbestos	80	74	50
Environmental	17	30	12
Other Mass Tort	5	9	6
	102	113	68

Total	624	756	672

Amounts paid (net of amounts received from reinsurers) for asbestos, environmental and other mass tort claims, including loss adjustment expenses, were as follows (in millions):

	2004	2003	2002
Asbestos	$12.2	$23.6	$16.8
Environmental	33.2	15.6	9.6
Other Mass Tort	2.4	4.3	2.3
Total	$47.8	$43.5	$28.7

Contingencies related to American Premier's Former Operations  At December 31, 2004, American Premier had liabilities aggregating $103.5 million for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations and certain manufacturing operations disposed of by American Premier and its predecessor. For information on the settlement of American Premier's largest outstanding environmental exposure and a discussion of the uncertainties in determining American Premier's ultimate liability for remediation costs at the remaining sites, see Note O - "Commitments and Contingencies" to the Financial Statements.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 2004

General  The following table shows AFG's net earnings and diluted earnings per share as stated in the Statement of Earnings as well as the after-tax effect of other items included in these GAAP measures that are listed below to assist investors in analyzing their impact on the trend in operating results (in millions, except per share amounts):

	2004	2003	2002

Net earnings	$359.9	$293.8	$84.6
After tax income (expense) items included in
net earnings:
Charges resulting from litigation settlements	(33.8)	(23.1)	(19.5)
Arbitration settlement	-	(28.5)	-
Special tax benefits	-	141.5	31.0
Net earnings (losses) from investee corporations	(3.2)	9.1	(9.0)
Realized investment gains (losses)	192.2	50.8	(44.7)
Discontinued operations	(2.4)	(33.6)	1.4
Cumulative effect of accounting changes	(5.6)	6.3	(40.4)

Diluted per share amounts:
Net earnings	$4.81	$4.12	$1.22
Charges resulting from litigation settlements	(.45)	(.33)	(.28)
Arbitration settlement	-	(.41)	-
Special tax benefits	-	2.01	.44
Investee corporations	(.04)	.13	(.13)
Realized investment gains (losses)	2.57	.73	(.64)
Discontinued operations	(.03)	(.48)	.02
Cumulative effect of accounting changes	(.08)	.09	(.59)

In addition to the effects of items shown in the table above, net earnings increased in 2004 due primarily to improved property and casualty underwriting results and higher operating earnings in the annuity, supplemental insurance and life operations. Net earnings increased in 2003 as improved property and casualty underwriting results more than offset a decline in the fixed annuity operations.

Property and Casualty Insurance - Underwriting  Following the disposal of substantially all of its Personal insurance business in 2003, AFG revised its reporting of the Specialty insurance business into the following components: (i) Property and Transportation, which includes inland and ocean marine, agricultural-related business and commercial automobile, (ii) Specialty Casualty, which includes executive and professional liability, umbrella and excess liability and excess and surplus, (iii) Specialty Financial, which includes fidelity and surety bonds and collateral protection, and (iv) California Workers' Compensation.

The Personal group wrote private passenger auto insurance and, to a lesser extent, homeowners' insurance.

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

Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting losses, loss adjustment expenses, underwriting expenses and policyholder dividends to premiums. A combined ratio under 100% is indicative of an underwriting profit. The combined ratio does not reflect investment income, other income or federal income taxes.

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

AFG's combined ratio has been better than the industry average for eighteen of the last nineteen years and excluding AFG's special A&E charges, for all nineteen years. Management believes that AFG's insurance operations have performed better than the industry as a result of product line diversification and stringent underwriting discipline.

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	2004	2003	2002
Gross Written Premiums (GAAP)
Specialty:
Property and transportation	$1,337	$1,142	$ 886
Specialty casualty	1,453	1,413	1,235
Specialty financial	468	396	332
California workers' compensation	380	290	229
Other	1	2	31
Total Specialty	3,639	3,243	2,713
Personal (a)	-	265	1,222
Other	7	-	-
	$3,646	$3,508	$3,935
Net Written Premiums (GAAP)
Specialty:
Property and transportation	$ 683	$ 515	$ 413
Specialty casualty	740	679	609
Specialty financial	395	302	255
California workers' compensation	339	271	219
Other	67	87	81
Total Specialty	2,224	1,854	1,577
Personal (a)	-	158	837
Other	5	-	-
	$2,229	$2,012	$2,414
Combined Ratios (GAAP)
Specialty:
Property and transportation	80.7%	87.8%	90.1%
Specialty casualty	99.8	98.2	106.6
Specialty financial	108.9	108.4	101.4
California workers' compensation	89.5	92.0	96.4
Total Specialty (b)	94.1	96.0	98.4
Personal (a)	-	103.0	99.8
Aggregate (including discontinued lines)(b)(c)	94.8%	98.9%	101.0%

(a) Includes the operations of Infinity through the sale date in mid-February
2003 and the direct auto business through its sale at the end of April 2003.
(b) Includes 1.8 points in 2004 for the effect of hurricane losses.
(c) Includes 2.3 points in 2003 for the effect of an arbitration decision relating to a claim arising from a business in runoff and 1.2 points for 2002 relating to the A. P. Green asbestos litigation charge.

As shown in Note Q under "Insurance Reserves," AFG's property and casualty operations recorded loss development of $140 million in 2004, $167 million in 2003 and $171 million in 2002 related to prior accident years. Major areas of adverse development were as follows (in millions):

	2004	2003	2002
Property and transportation	$ 16	$ 32	$ 19
Specialty casualty	75	82	78
Specialty financial	13	*	*
California workers' compensation	22	*	*
Personal lines	-	*	15
Arbitration settlement	-	44	-
Asbestos	-	-	49
Other	14	9	10
	$140	$167	$171

(*) Amounts are immaterial and included in Other.

The prior year development in Property and transportation related primarily to higher than anticipated frequency of claims in the 1993 through 2001 accident years for certain portions of the homebuilders' liability business which are in runoff. In 2004, the adverse development was partially offset by favorable development in inland marine and agricultural-related coverages.

Specialty casualty development includes amounts related to executive liability, other liability excess casualty runoff and commutation of reinsurance. Executive liability development impacted all three years and resulted primarily from claim severity on directors' and officers' liability policy coverages for 1996 through 2000, as both settlement and defense costs related to shareholder lawsuits have increased beyond estimates; the development in 2004 and 2003 in particular related to two claims (one in each year). Development in other liability impacted both 2003 and 2002 reflecting an unexpected shift of judicial climate in some previously conservative states; verdicts, judgments, and settlements have increased. Development in excess casualty runoff impacted all three years reflecting higher frequency and severity of claims related to the 1999 through 2001 accident years. In 2004, the development includes a $9 million charge relating to commuting reinsurance agreements.

Specialty financial development in 2004 related to severity of a few fidelity and crime claims and higher claim severity in the surety business.

The development in California workers' compensation in 2004 reflects the effect of additional information received on individual claims from prior years.

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

Asbestos development was due primarily to a charge of $30 million for the settlement of asbestos-related coverage in litigation in 2002. See "Uncertainties -Asbestos and Environmental-related Reserves" for additional information about these claims.

Specialty  The Specialty group's gross written premiums increased 12% for 2004 compared to 2003 reflecting volume growth in crop, California workers' compensation, collateral protection and other profitable product lines and the impact of continuing rate increases. Specialty rate increases averaged approximately 6% during 2004. The 20% increase in net written premiums during 2004 also reflects a decrease in reinsurance ceded.

The Specialty group reported an underwriting profit of $123 million for 2004, including $37 million (1.8 points) for the effect of Southeastern U.S. hurricane losses. Overall, the combined ratio for 2004 improved 1.9 points compared to 2003.

Gross written premiums increased approximately 20% for 2003 compared to 2002, reflecting the impact of rate increases and volume growth in most of its businesses. Specialty rate increases averaged approximately 20% during 2003. Net written premiums increased 18% in 2003 compared to 2002. The combined ratio for 2003 improved 2.4 points over 2002 reflecting rate increases partially offset by $16 million in higher prior year development in 2003.

Property and transportation gross written premiums increased about 17% during 2004 reflecting primarily volume increases in the crop, equine and transportation insurance businesses. Net written premiums increased 33% for 2004 reflecting an overall reduction in reinsurance ceded. The combined ratio for 2004 included 4.7 points for the effect of the hurricane losses. Even with the hurricane losses, the combined ratio improved 7.1 points over 2003 reflecting exceptionally strong profitability in the crop business.

Gross and net written premiums increased 29% and 25%, respectively, for 2003 compared to 2002 reflecting significant volume growth in the federal crop insurance program. In addition, the other property and transportation business experienced rate increases and volume growth in 2003. The 2.3 point improvement in property and transportation's combined ratio for 2003 compared to 2002 reflects rate increases, partially offset by $13 million in additional prior year development in 2003 compared to 2002.

Specialty casualty net written premiums increased 9% for 2004 compared to 2003 while gross written premiums were relatively flat. The increase is primarily a result of a decrease in reinsurance ceded and rate increases. The 2004 combined ratio includes 1.2 points for the effect of a charge related to the commutation of a reinsurance agreement. In addition, both 2004 and 2003 contain significant amounts of adverse prior year development. Despite these items, solid underwriting profits from other operations allowed this group to end 2004 with a combined ratio of 99.8%.

Gross and net written premiums increased 14% and 11%, respectively, for 2003 compared to 2002 primarily due to rate increases. Rate increases also led to an 8.4 point combined ratio improvement compared to 2002.

Specialty financial gross written premiums increased 18% for 2004 due to substantial volume growth in collateral protection products for financial institutions. The 31% increase in net written premiums also reflects a decrease in reinsurance ceded, including the impact of premiums returned in connection with the commutation of a reinsurance agreement. The impact of the commutation increased the 2004 combined ratio by about 4.1 points, driving it slightly higher than 2003.

The increase of approximately 19% in gross and net written premiums in 2003 compared to 2002 reflects rate increases as well as volume growth in the fidelity and crime products and certain collateral protection products. This group's combined ratio deterioration of 7 points is primarily a result of the decline in results related to the residual value products. Lower used car prices, dealer incentives on new cars and the volume of used cars available from expiring leases contributed to the deterioration in the residual value results.

California workers' compensation gross and net written premiums grew 31% and 25%, respectively, in 2004 compared to 2003, reflecting significant volume growth. The group continued to experience improving claims results due to the workers' compensation reform enacted in California. The reforms have enabled the group to offer coverage at lower rates while maintaining solid underwriting profits.

Gross and net written premiums increased 27% and 24%, respectively, in 2003 compared to 2002 related mostly to rate increases. The combined ratio for 2003 improved 4.4 points compared to 2002 as rate increases and a benefit related to the California reforms (mentioned above) were partially offset by increased claim costs.

Personal  The Personal group results represent primarily Infinity's underwriting results through the public offering in mid-February 2003 and the direct-to-consumer auto business, which was sold in April 2003. AFG's remaining personal lines business generated about 3% of net written premiums in 2003 and 2002. Beginning in 2004, the remaining former Personal business is included in Specialty transportation (2004 net written premium of $27 million and underwriting profit of $3 million) and Other lines (businesses in runoff; 2004 net written premium of $6 million and underwriting loss of $2 million).

Life, Accident and Health Premiums and Benefits  The increase in life, accident and health premiums and benefits in 2004 and 2003 reflects the addition of new distribution sources for GAFRI's supplemental insurance products, partially offset by lower sales of life insurance products. Beginning in the second quarter of 2004, GALIC stopped issuing life insurance policies due to inadequate volume and returns. GAFRI will continue to service and accept renewal premiums on its in force block of these policies. GAFRI will also continue to sell life products through its supplemental insurance operations and Great American Life Puerto Rico.

Investment Income  Changes in investment income reflect fluctuations in market rates and changes in average invested assets. The increase in investment income for 2004 reflects an increase of about $1.4 billion (11%) in average cash and investments, partially offset by lower average yields on fixed maturity investments. Investment income decreased in 2003 compared to 2002 reflecting lower average yields on fixed maturity investments (due in part to an increase in tax-exempt bonds).

Gains (Losses) on Securities  In July 2004, AFG received common and preferred shares equivalent to 8.1 million common shares of National City Corporation in exchange for its ownership interest in Provident Financial Group and realized a $214.3 million pretax gain on the transaction.

Realized gains (losses) on sales of securities include provisions for other than temporary impairment of securities still held of $16.7 million in 2004, $58.4 million in 2003 and $179.4 million in 2002. Impairment charges in 2004 and 2003 reflect primarily the downturn in the airline industry and writedowns of certain asset-backed securities. Impairment charges in 2002 reflect primarily the downturn in the communications and airline industries and writedowns of certain asset-backed securities.

Realized gains (losses) on securities include losses of $1.1 million in 2003 and $11.9 million in 2002 to adjust the carrying value of AFG's investment in warrants to market value under SFAS No. 133.

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

	2004	2003	2002
Other income	$106.4	$96.5	$115.0
Other operating and general expenses	82.1	73.7	71.7
Interest charges on borrowed money	2.0	2.3	2.6
Minority interest expense, net	2.6	1.9	1.1

Other income includes net pretax gains on the sale of real estate assets of $12.7 million in 2004, $10.3 million in 2003 and $31.0 million in 2002.

Other Income

2004 compared to 2003  Other income increased $51.9 million (19%) for 2004 compared to 2003 due primarily to a $14.5 million increase in revenues earned by AFG's warranty business, a $10.6 million increase in fee income in certain other property and casualty insurance operations, and an $11.4 million increase in policy fees earned in the annuity and life operations.

2003 compared to 2002  Other income increased $11.0 million (4%) in 2003 compared to 2002 due primarily to increased revenues earned by AFG's warranty business and higher fee income in certain other property and casualty insurance operations, partially offset by the absence of income from Infinity (following its sale in mid-February)and decreased gains on the sale of real estate.

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues an additional liability to provide for expected deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect this accrual. In 2004, this accrual was increased by approximately $5 million due to trends in actual experience.

The majority of GAFRI's fixed annuity products permit GAFRI to change the crediting rate at any time subject to minimum interest rate guarantees (as determined by applicable law). In the fourth quarter of 2003, GAFRI began issuing products with guaranteed minimum crediting rates of less than 3% in states where required approvals have been received. At December 31, 2004, approximately 4% of annuity benefits accumulated related to policies with a minimum crediting rate of less than 3%. The remaining balance is split almost evenly between policies with minimum guarantee rates of 3% and 4%.

Historically, management believes it has been able to react to changes in market interest rates and maintain a desired interest rate spread. Management believes that significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

The increase in annuity benefits in 2004 compared to 2003 reflects the acquisition of the block of National Health Insurance Company business.

Annuity and Life Acquisition Expenses  Annuity and life acquisition expenses include amortization of annuity and life, accident and health deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and life acquisition expenses also include amortization of the present value of future profits of businesses acquired.

2004 compared to 2003  Annuity and life acquisition expenses for 2004 were reduced by $5.1 million related to trends in actual experience. Conversely, in 2003, these expenses included net charges of $15.2 million related to spread narrowing.

2003 compared to 2002  The increase in annuity and life acquisition expenses in 2003 compared to 2002 reflects the continued narrowing of spreads in the fixed annuity operations, including the charges discussed above, and an increase in in-force policies, primarily in the annuities and supplemental insurance operations.

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

2004 compared to 2003  Interest expense for 2004 increased $14.6 million compared to 2003 due primarily to higher average indebtedness and paydowns of lower variable-rate bank debt with the proceeds from fixed-rate debt offerings in 2003. The majority of the proceeds from debt issued in 2004 was used to retire higher coupon trust preferred securities. Accordingly, the increase in interest expense for 2004 was substantially offset by the $14 million reduction in interest on subsidiary trust obligations (see below).

2003 compared to 2002  Interest expense decreased in 2003 primarily due to lower average indebtedness and lower interest charges on amounts due reinsurers.

Interest on Subsidiary Trust Obligations  Interest on subsidiary trust obligations issued prior to 2003 was included in minority interest expense in 2003 and 2002. Interest on subsidiary trust obligations decreased $14 million for 2004 compared to 2003 due primarily to the March 2004 redemption of AFG's 9-1/8% trust preferred securities and GAFRI's 9-1/4% trust preferred securities and GAFRI's first quarter 2004 repurchases of $27.2 million of 8-7/8% preferred securities.

Other Operating and General Expenses

2004 compared to 2003  Other operating and general expenses for 2004 include a $52 million charge based on APU's settlement of litigation related to environmental clean-up costs at a former railroad site and a $4 million goodwill write-off in the annuity and life operations. In 2003, this expense includes a pretax charge of $35.5 million related to an agreement to settle a lawsuit alleging antitrust violations by a number of California workers' compensation insurers, including an AFG subsidiary. Excluding these items, other operating and general expenses increased $53.9 million (13%) for 2004 compared to 2003 due primarily to a $30.3 million increase in expenses of AFG's warranty business and a $9.5 million increase in expenses in certain other property and casualty insurance operations.

2003 compared to 2002  Excluding the above-mentioned workers' compensation litigation settlement charge, other operating and general expenses decreased 3% in 2003 compared to 2002 as the absence of expenses from Infinity (following its sale in mid-February) offset higher expenses in AFG's warranty business.

Income Taxes  The 2003 provision for income taxes includes a benefit of $136 million related to the AFG/AFC merger for the effect of the elimination of deferred tax liabilities associated with AFC's holding of AFG stock and reflects $5.5 million in tax benefits related to AFG's basis in Infinity stock. The 2002 provision for income taxes includes $31 million in tax benefits for the reduction of previously accrued amounts due to the resolution of certain tax matters. See Note L to the Financial Statements for more information on the effects of the AFG/AFC merger and an analysis of items affecting AFG's effective tax rate.

Investee Corporations

Manufacturing Businesses  Equity in earnings (losses) of investees includes losses of two manufacturing businesses that were formerly subsidiaries. Equity in net earnings (losses) of investees includes $3.2 million in 2004 compared to $3.1 million in 2003 and $3.6 million in 2002 in losses of one of these businesses. Investee losses in 2002 include $5.4 million in losses of the other manufacturing business, which sold substantially all of its assets in December 2002.

Infinity Property and Casualty Corporation  AFG's proportionate share ($12.2 million) of Infinity's earnings is included in equity in net earnings (losses) of investees for the period between the initial sale of 61% of Infinity in February 2003 and AFG's sale of its remaining shares in December 2003.

Cumulative Effect of Accounting Changes  In January 2004, AFG recorded a $1.8 million charge (after tax and minority interest) resulting from GAFRI's implementation of Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." This charge resulted primarily from a change in accounting for persistency bonuses and two-tier annuities.

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

Effective December 31, 2003, AFG implemented Interpretation No.46, "Consolidation of Variable Interest Entities." This interpretation sets forth the requirements for determining the status of entities that do not share economic risk and reward through typical equity ownership, but rather through contractual relationships that distribute economic risks and rewards among various parties. Once an entity is determined to be a variable interest entity, it is required to be consolidated by the primary beneficiary, which is deemed to be the party that is exposed to a majority of the expected losses, or benefits from a majority of the expected residual returns, or both.

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

Accounting
Standard	Subject of Standard (Year Implemented)	Reference
SOP 03-1	Nontraditional Long Duration Contracts
and Separate Accounts (2004)
EITF 03-16	Limited Liability Companies (2004)	"Investments"
SFAS 123(R)	Share-Based Payment (2005)	"Stock-Based Compensation"

Other standards issued in recent years did not apply to AFG or had only negligible effects on AFG.

Proposed Accounting Standard

The FASB has proposed an amendment to SFAS 128, "Earnings per Share." Currently, SFAS 128 allows companies issuing securities that can be settled in cash or stock (such as AFG's convertible notes) to exclude the issuable shares from the calculation of diluted earnings per share when there is a stated intent and ability to deliver cash in lieu of stock upon settlement or conversion. The proposed statement would require companies to assume settlement in stock (despite the ability and intent to settle in cash) and include those shares in the calculation of diluted earnings per share. Should the FASB proposal be adopted as proposed, AFG anticipates that it will amend its indenture to eliminate the option to settle the accreted value of the notes in shares, and thereby mitigate the proposal's impact on dilution.

ITEM 7A

Quantitative and Qualitative Disclosures About Market Risk

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

The following table provides information about AFG's "available for sale" fixed maturity investments at December 31, 2004 and 2003, that are sensitive to interest rate risk. The table shows principal cash flows (in millions) and related weighted average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-backed securities ("MBSs") and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

	December 31, 2004			December 31, 2003
	Principal			Principal
	Cash Flows	Rate		Cash Flows	Rate
2005	$ 595	6.3%	2004	$ 647	7.2%
2006	906	5.6	2005	1,120	4.9
2007	1,150	5.3	2006	947	6.2
2008	1,392	5.4	2007	778	6.4
2009	1,355	5.6	2008	1,132	6.0
Thereafter	7,526	5.7	Thereafter	6,994	5.9

Total	$12,924	5.6%	Total	$11,618	5.9%

Fair Value	$13,411		Fair Value	$12,102

Equity Price Risk  Equity price risk is the potential economic loss from adverse changes in equity security prices. Although AFG's investment in "Other stocks" is less than 4% of total investments, about three-eighths of "Other stocks" is invested in National City Corporation.

Annuity Contracts  Substantially all of GAFRI's fixed rate annuity contracts permit GAFRI to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. In the fourth quarter of 2003, GAFRI began issuing products with guaranteed minimum crediting rates of less than 3% in states where required approvals have been received. Actuarial assumptions used to estimate DPAC and certain annuity liabilities, as well as GAFRI's ability to maintain spread, could be impacted if the current interest rate environment continues for an extended period and causes policyholder behavior to be altered.

Projected payments (in millions) in each of the subsequent five years and for all years thereafter on GAFRI's fixed annuity liabilities at December 31 were as follows.

								Fair
	First	Second	Third	Fourth	Fifth	Thereafter	Total	Value
2004	$750	$950	$870	$770	$720	$4,010	$8,070	$7,747
2003	610	710	870	740	690	3,355	6,975	6,781

Approximately 40% of GAFRI's fixed annuity liabilities at December 31, 2004, were two-tier in nature in that policyholders can receive a higher amount if they annuitize rather than surrender their policy, even if the surrender charge period has expired. At December 31, 2004, the average stated crediting rate on the in-force block of GAFRI's principal fixed annuity products was approximately 3.9%. The current stated crediting rates (excluding bonus interest) on new sales of GAFRI's products generally range from 2.5% to 3.2%. GAFRI estimates that its effective weighted-average crediting rate on its in-force business over the next five years will approximate 3.6%. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

GAFRI's equity-indexed fixed annuities represent less than 3% of GAFRI's insurance reserves at December 31, 2004. These annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be substantially offset by unrealized and realized gains on the call options purchased by GAFRI. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had a net effect of less than 1% of annuity benefits in 2004 and 2003. In 2002, GAFRI chose to suspend new sales of equity-indexed annuities due primarily to lack of volume.

Debt and Preferred Securities  The following table shows scheduled principal payments (in millions) on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter.

	December 31, 2004			December 31, 2003
	Scheduled			Scheduled
	Principal			Principal
	Payments	Rate		Payments	Rate
2005	$ 8.4	8.5%	2004	*
2006	18.6	6.7	2005	$ 9.9	9.1%
2007	75.4	7.1	2006	18.6	6.7
2008	290.0	5.0	2007	75.3	7.1
2009	298.1	7.1	2008	289.9	5.0
Thereafter	331.5	7.4	Thereafter	434.5	7.3

Total	$1,022.0	6.6%	Total	$829.0	6.5%

Fair Value	$1,093.2		Fair Value	$877.8

(*) less than $2 million.

The AFG Convertible Debentures issued in 2003 are included in the above table at the first put date (2008). GAFRI has entered into interest rate swaps which effectively convert its 6-7/8% fixed-rate Notes due in 2008 (included in the table above) to a floating rate of 3-month LIBOR plus 2.9%.

No amounts were borrowed under the AFG or GAFRI bank lines at December 31, 2004 or 2003.

There were $77.8 million and $265 million of subsidiary trust preferred securities (payable to subsidiary trusts) with a weighted average interest rate of 8.04% and 8.74% outstanding at December 31, 2004 and 2003, respectively. None of these are scheduled for maturity or mandatory redemption during the next five years; however, $187.7 million of such securities were repurchased during 2004.

ITEM 8

Financial Statements and Supplementary Data
Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet:
December 31, 2004 and 2003	F-2

Consolidated Statement of Earnings:
Years ended December 31, 2004, 2003, and 2002	F-3

Consolidated Statement of Changes in Shareholders' Equity:
Years ended December 31, 2004, 2003, and 2002	F-4

Consolidated Statement of Cash Flows:
Years ended December 31, 2004, 2003, and 2002	F-5

Notes to Consolidated Financial Statements	F-6

"Selected Quarterly Financial Data" has been included in Note P to the
Consolidated Financial Statements.

Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.

ITEM 9A

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There has been no change in AFG's internal control over financial reporting during the fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, AFG's internal control over financial reporting. There have been no significant changes in AFG's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG's principal executive officers and principal financial officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2004, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting AFG's evaluation of the effectiveness of its internal control over financial reporting, AFG has excluded the 2004 acquisition of the fixed annuity business of National Health Insurance Company. This acquisition constituted less than 4% of total assets as of December 31, 2004 and less than 1% of total revenues and net earnings for the year then ended. Refer to Note B to the consolidated financial statements for further discussion of this acquisition.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG's evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

American Financial Group, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that American Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Financial Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the fixed annuity business of National Health Insurance Company, which is included in the 2004 consolidated financial statements of American Financial Group, Inc. and constituted less than 4% of total assets as of December 31, 2004, and less than 1% of total revenues and net earnings for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company acquired this entity during 2004. Our audit of internal control over financial reporting of American Financial Group, Inc. also did not include an evaluation of the internal control over financial reporting of the entity referred to above.

In our opinion, management's assessment that American Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Financial Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 9, 2005, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Ernst & Young LLP

Cincinnati, Ohio
March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Financial Group, Inc.

We have audited the accompanying consolidated balance sheet of American Financial Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes A and E to the consolidated financial statements, in 2002 the Company implemented Statement of Financial Accounting Standards No. 142, which required a change in the method of accounting for goodwill, in 2003 the Company implemented FASB interpretation No. 46, which required a change in consolidation policy related to variable interest entities, and in 2004 the Company implemented Statement of Position 03-01, which required a change in the method of accounting for certain nontraditional long duration insurance contracts and separate accounts and EITF 03-16, which required a change in the method of accounting for limited liability companies.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Financial Group, Inc.'s internal control over financial reporting as of December 31, 2004, based upon criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

                                          ERNST & YOUNG LLP

Cincinnati, Ohio

March 9, 2005

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Thousands)

	December 31,
	2004	2003
Assets:
Cash and short-term investments	$ 861,742	$ 593,552
Investments:
Fixed maturities:
Available for sale - at market
(amortized cost - $13,035,165 and $11,724,181)	13,411,365	12,101,981
Trading - at market	292,233	195,390
Other stocks - at market
(cost - $456,053 and $258,466)	537,153	454,866
Policy loans	250,211	215,571
Real estate and other investments	283,929	266,435
Total cash and investments	15,636,633	13,827,795
Recoverables from reinsurers and prepaid
reinsurance premiums	3,440,592	3,131,775
Agents' balances and premiums receivable	518,464	502,458
Deferred acquisition costs	1,114,433	965,976
Other receivables	359,746	320,517
Investments of managed investment entity	392,624	424,669
Variable annuity assets (separate accounts)	620,007	568,434
Prepaid expenses, deferred charges and other assets	311,146	402,081
Goodwill	165,882	168,330

	$22,559,527	$20,312,035

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 5,337,270	$ 4,909,109
Unearned premiums	1,612,035	1,594,839
Annuity benefits accumulated	8,069,681	6,974,629
Life, accident and health reserves	1,084,411	1,018,861
Payable to reinsurers	513,565	408,518
Long-term debt:
Holding company	685,083	574,618
Subsidiaries	343,590	262,244
Payable to subsidiary trusts (issuers of preferred
securities)	77,800	265,472
Debt of managed investment entity	371,368	406,547
Variable annuity liabilities (separate accounts)	620,007	568,434
Accounts payable, accrued expenses and other
liabilities	1,194,584	1,065,044
Total liabilities	19,909,394	18,048,315

Minority interest	219,586	187,559

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 76,634,204 and 73,056,085 shares outstanding	76,634	73,056
Capital surplus	1,145,873	1,035,784
Retained earnings	976,340	664,721
Unrealized gain on marketable securities, net	231,700	302,600
Total shareholders' equity	2,430,547	2,076,161

	$22,559,527	$20,312,035

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(In Thousands, Except Per Share Data)
	Year ended December 31,
	2004	2003	2002
Income:
Property and casualty insurance premiums	$2,110,302	$1,909,206	$2,402,600
Life, accident and health premiums	351,365	331,887	305,647
Investment income	800,226	773,188	861,503
Realized gains (losses) on:
Securities	301,957	58,891	(78,968)
Subsidiaries and investees	-	19,824	(10,769)
Other investments	-	-	9,253
Revenues of managed investment entity	23,843	-	-
Other income	318,572	266,647	255,609
	3,906,265	3,359,643	3,744,875

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,416,290	1,353,177	1,812,495
Commissions and other underwriting expenses	582,462	534,161	614,062
Annuity benefits	313,627	294,940	300,966
Life, accident and health benefits	264,714	250,713	245,271
Annuity and life acquisition expenses	118,467	121,322	114,507
Interest charges on borrowed money	71,893	57,320	60,407
Interest on subsidiary trust obligations	9,218	1,473	-
Expenses of managed investment entity	20,151	-	-
Other operating and general expenses	519,905	445,531	421,344
	3,316,727	3,058,637	3,569,052
Operating earnings before income taxes	589,538	301,006	175,823
Provision (benefit) for income taxes	186,089	(47,454)	17,117

Net operating earnings	403,449	348,460	158,706

Minority interest expense, net of tax	(32,410)	(36,393)	(26,149)
Equity in net earnings (losses) of investees,
net of tax	(3,174)	9,084	(8,990)
Earnings from continuing operations	367,865	321,151	123,567
Discontinued operations	(2,412)	(33,636)	1,433
Cumulative effect of accounting changes	(5,593)	6,300	(40,360)

Net Earnings	$ 359,860	$ 293,815	$ 84,640

Premium over stated value paid on redemption
of subsidiaries' preferred shares	-	(4,121)	-

Net earnings available to Common Shares	$ 359,860	$ 289,694	$ 84,640

Basic earnings per Common Share:
Continuing operations	$5.00	$4.53	$1.80
Discontinued operations	(.03)	(.48)	.02
Cumulative effect of accounting changes	(.08)	.09	(.59)
Net earnings available to Common Shares	$4.89	$4.14	$1.23

Diluted earnings per Common Share:
Continuing operations	$4.92	$4.51	$1.79
Discontinued operations	(.03)	(.48)	.02
Cumulative effect of accounting changes	(.08)	.09	(.59)
Net earnings available to Common Shares	$4.81	$4.12	$1.22

Average number of Common Shares:
Basic	73,631	69,937	68,800
Diluted	74,825	70,272	69,203

Cash dividends per Common Share	$.50	$.50	$.50

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars In Thousands)

		Common Stock		Unrealized
	Common	and Capital	Retained	Gain on
	Shares	Surplus	Earnings	Securities	Total

Balance at December 31, 2001	68,491,610	$ 979,566	$359,513	$159,300	$1,498,379

Net earnings	-	-	84,640	-	84,640
Change in unrealized	-	-	-	164,600	164,600
Comprehensive income					249,240

Dividends on Common Stock	-	-	(34,367)	-	(34,367)
Shares issued:
Exercise of stock options	28,837	656	-	-	656
Dividend reinvestment plan	298,076	6,616	-	-	6,616
Employee stock purchase plan	45,869	1,143	-	-	1,143
Retirement plan contributions	260,040	6,589	-	-	6,589
Deferred compensation distributions	1,809	45	-	-	45
Directors fees paid in stock	3,904	96	-	-	96
Shares tendered in option exercises	(774)	(11)	(9)	-	(20)
Tax effect of intercompany dividends	-	(3,200)	-	-	(3,200)
Other	(19)	671	-	-	671

Balance at December 31, 2002	69,129,352	$ 992,171	$409,777	$323,900	$1,725,848

Net earnings	-	$ -	$293,815	$ -	$ 293,815
Change in unrealized	-	-	-	(21,300)	(21,300)
Comprehensive income					272,515

Dividends on Common Stock	-	-	(34,750)	-	(34,750)
Shares issued:
AFG/AFC merger	3,299,563	75,032	(4,048)	-	70,984
Exercise of stock options	35,000	771	-	-	771
Dividend reinvestment plan	165,428	3,412	-	-	3,412
Employee stock purchase plan	41,940	914	-	-	914
Retirement plan contributions	376,234	7,740	-	-	7,740
Deferred compensation distributions	3,300	71	-	-	71
Directors fees paid in stock	5,272	115	-	-	115
Elimination of tax effect of prior
intercompany dividends	-	34,000	-	-	34,000
Repurchase of trust preferred securities	-	-	(73)	-	(73)
Other	(4)	(5,386)	-	-	(5,386)

Balance at December 31, 2003	73,056,085	$1,108,840	$664,721	$302,600	$2,076,161

Net earnings	-	$ -	$359,860	$ -	$ 359,860
Change in unrealized	-	-	-	(70,900)	(70,900)
Comprehensive income					288,960

Dividends on Common Stock	-	-	(36,722)	-	(36,722)
Shares issued:
Public offerings	2,679,000	81,866	-	-	81,866
Exercise of stock options	1,352,698	34,875	-	-	34,875
Dividend reinvestment plan	59,499	1,596	-	-	1,596
Employee stock purchase plan	28,255	838	-	-	838
Retirement plan contributions	140,323	4,206	-	-	4,206
Deferred compensation distributions	34,218	977	-	-	977
Directors fees paid in stock	11,666	339	-	-	339
Shares tendered in option exercises	(727,540)	(11,109)	(11,519)	-	(22,628)
Other	-	79	-	-	79

Balance at December 31, 2004	76,634,204	$1,222,507	$976,340	$231,700	$2,430,547

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)
	Year ended December 31,
	2004	2003	2002
Operating Activities:
Net earnings	$ 359,860	$ 293,815	$ 84,640
Adjustments:
Cumulative effect of accounting changes	5,593	(6,300)	40,360
Equity in net (earnings) losses of investees	3,174	(9,084)	8,990
Minority interest	32,410	16,470	6,096
Depreciation and amortization	174,220	176,857	174,990
Annuity benefits	313,627	294,940	300,966
Realized (gains) losses on investing activities	(316,421)	(35,633)	49,093
Net purchases/sales of trading securities	(94,790)	12,259	-
Deferred annuity and life policy acquisition
costs	(120,132)	(148,247)	(170,194)
Increase in reinsurance and other receivables	(305,630)	(515,698)	(669,776)
Decrease (increase) in other assets	84,459	(85,511)	30,978
Increase in insurance claims and reserves	620,784	717,010	703,244
Increase (decrease) in payable to reinsurers	105,605	(21,398)	212,256
Increase in other liabilities	138,000	56,277	39,415
Other, net	6,913	3,743	1,252
	1,007,672	749,500	812,310
Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(5,608,918)	(8,013,349)	(6,199,022)
Equity securities	(188,466)	(147,836)	(16,583)
Subsidiaries	(10,382)	-	(48,447)
Real estate, property and equipment	(56,373)	(29,699)	(53,639)
Maturities and redemptions of fixed maturity
investments	1,270,334	1,833,418	1,807,482
Sales of:
Fixed maturity investments	3,642,660	4,745,708	3,566,812
Equity securities	254,411	59,987	23,669
Subsidiaries and investees	-	461,386	-
Real estate, property and equipment	21,457	16,649	22,417
Cash and short-term investments of businesses
acquired or sold, net	(72,058)	(112,666)	4,684
Collection of receivable from investee	-	55,000	-
Decrease in other investments	148	578	27,220
	(747,187)	(1,130,824)	(865,407)
Financing Activities:
Fixed annuity receipts	686,249	788,174	874,470
Annuity surrenders, benefits and withdrawals	(729,759)	(572,013)	(549,919)
Net transfers from variable annuity assets	1,436	966	20,807
Additional long-term borrowings	195,392	337,208	224,560
Reductions of long-term debt	(11,621)	(454,775)	(159,926)
Issuances of trust preferred securities	-	33,943	-
Repurchases of trust preferred securities	(188,961)	(11,322)	-
Issuances of Common Stock	91,480	1,516	1,608
Subsidiary's issuance of stock in rights offering	-	10,632	-
Cash dividends paid on Common Stock	(35,126)	(31,338)	(27,834)
Other, net	(1,385)	782	(3,739)
	7,705	103,773	380,027

Net Increase (Decrease) in Cash and
Short-term Investments	268,190	(277,551)	326,930

Cash and short-term investments at beginning of
period	593,552	871,103	544,173

Cash and short-term investments at end of period	$ 861,742	$ 593,552	$ 871,103

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES

A.	Accounting Policies	J.	Minority Interest
B.	Acquisitions and Sales of Subsidiaries	K.	Shareholders' Equity
	and Investees	L.	Income Taxes
C.	Segments of Operations	M.	Discontinued Operation
D.	Investments	N.	Equity in Net Earnings (Losses)
E.	Deferred Acquisition Costs		of Investees
F.	Managed Investment Entity	O.	Commitments and Contingencies
G.	Goodwill	P.	Quarterly Operating Results
H.	Long-Term Debt	Q.	Insurance
I.	Payable to Subsidiary Trusts (Issuers	R.	Additional Information
	of Preferred Securities)	S.	Subsequent Event

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

  Subsidiary Realignment  In 2003, AFG merged with two of its subsidiaries, American Financial Corporation ("AFC") and AFC Holding Company resulting in AFC's Series J Preferred stock being acquired and retired in exchange for approximately 3.3 million shares of AFG Common Stock (aggregate value of $75 million). In addition, approximately $170 million in deferred tax liabilities associated with AFC's holding of AFG stock were eliminated.

  Investments  Fixed maturity securities classified as "available for sale" are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Fixed maturities classified as "trading" are reported at fair value with changes in unrealized holding gains or losses during the period included in investment income. Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the creditworthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

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

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  In 2003, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-16, "Accounting for Investments in Limited Liability Companies" under which limited liability companies ("LLCs") are deemed to be the same as limited partnerships for which the equity method of accounting is generally required for ownership levels of "more than 3 to 5 percent." EITF 03-16 became effective for periods beginning after June 15, 2004. The cumulative effect of changing from the cost method to the equity method of accounting for AFG's investment in an LLC is shown separately in the Statement of Earnings.

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

  The terms of the interest rate swaps match those of the debt; therefore, the swaps are considered to be (and are accounted for as) 100% effective fair value hedges. Both the swaps and the hedged debt are adjusted for changes in fair value by offsetting amounts. Accordingly, since the swaps are included with long-term debt in the Balance Sheet, the only effect on AFG's financial statements is that the interest expense on the hedged debt is recorded based on the variable rate.

  Managed Investment Entity  The FASB issued revised Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("VIE") in December 2003. FIN 46 sets forth the requirements for consolidating entities that do not share economic risk and reward through typical equity ownership, but rather through contractual relationships that distribute economic risks and rewards among various parties. Once an entity is determined to be a VIE, it is generally required to be consolidated by the primary beneficiary (the party with a majority of either the expected losses or residual rewards or both). Under FIN 46, AFG is considered to be the primary beneficiary of a collateralized debt obligation ("CDO") in which it owns subordinated notes (considered equity) representing approximately two-thirds of the CDO's equity (but less than 50% of the voting power) and 5% of the total notes issued by the CDO. Accordingly, AFG implemented FIN 46 effective December 31, 2003; the cumulative difference between accounting for the CDO as an investment and as a consolidated subsidiary at that date is shown in the Statement of Earnings as the cumulative effect of an accounting change. Since AFG has no right to use the CDO assets and the CDO liabilities can be extinguished only by using CDO assets, the assets and liabilities of the CDO are shown separate from AFG's other assets and liabilities in the Balance Sheet. Income and expenses of the CDO are shown separately in the Statement of Earnings; related minority interest is shown in Note J under "Minority Interest Expense."

  Goodwill  Goodwill represents the excess of cost of subsidiaries over AFG's equity in their underlying net assets. Goodwill is subject to an impairment test at least annually. As required under Statement of Financial Accounting Standards ("SFAS") No. 142, AFG completed the transitional test for goodwill impairment (as of January 1, 2002) in the fourth quarter of 2002. The resulting write-down was reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle.

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

  Subsidiaries of AFG's 82%-owned subsidiary, Great American Financial Resources, Inc. ("GAFRI"), cede life insurance policies to a third party on a funds withheld basis where GAFRI retains the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance (including realized gains and losses) of the retained assets. Effective October 1, 2003, GAFRI implemented SFAS No. 133 Implementation Issue B36 ("B36"). Under B36, these reinsurance contracts are considered to contain embedded derivatives (that must be marked to market) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. GAFRI determined that changes in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. As permitted under B36, GAFRI reclassified the securities related to these transactions from "available for sale" to "trading". The $16.1 million cumulative effect of marking to market the derivatives embedded in the payables at October 1, 2003, was offset by the initial effect of transferring the related securities from available for sale to trading. Beginning in the fourth quarter of 2003, the mark to market on the embedded derivatives offsets the investment income recorded on the mark to market of the related trading portfolios.

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

  Premium Recognition  Property and casualty premiums are earned generally over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations. For traditional life, accident and health products, premiums are recognized as revenue when legally collectible from policyholders. For interest-sensitive life and universal life products, premiums are recorded in a policyholder account, which is reflected as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Payable to Subsidiary Trusts (Issuers of Preferred Securities)  Under FIN 46, AFG deconsolidated wholly-owned subsidiary trusts (formed prior to 2003) because they are "variable interest entities" in which AFG is not considered to be the primary beneficiary. These subsidiary trusts were formed to issue preferred securities and, in turn, purchase a like amount of subordinated debt from their parent company which provides interest and principal payments to fund the respective trust obligations. Accordingly, the subordinated debt due to the trusts is shown as a liability in the Balance Sheet, and beginning in 2004, the related interest expense is shown in the Statement of Earnings as "interest on subsidiary trust obligations." Prior to 2004, this interest was included in the Statement of Earnings as "minority interest expense, net of tax." Implementation of FIN 46 with respect to the preferred securities had no effect on earnings.

  Minority Interest  For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in consolidated entities. For income statement purposes, minority interest expense represents such shareholders' interest in the earnings of those entities. See "Payable to Subsidiary Trusts" above.

  Income Taxes  Prior to the AFG/AFC merger in November 2003, AFC filed consolidated federal income tax returns which included all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. Because holders of AFC Preferred Stock held in excess of 20% of AFC's voting rights, AFG (parent) and AFC Holding Company were not eligible to file consolidated returns with AFC, and therefore, filed separately. Following the merger, AFG files consolidated federal income tax returns which include the companies previously included in the AFC consolidated return.

  Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

  Stock-Based Compensation  As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," AFG accounts for stock options and other stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under AFG's stock option plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  The following table illustrates the effect on net earnings (in thousands) and earnings per share had compensation cost been recognized and determined based on the "fair values" at grant dates consistent with the method prescribed by SFAS No. 123. See Note K - "Shareholders' Equity" for further information on stock options.

  For SFAS No. 123 purposes, the "fair value" of $8.92 per option granted in 2004, $5.62 per option granted in 2003 and $8.52 in 2002 was calculated using the Black-Scholes option pricing model and the following assumptions: expected dividend yield of 2%; expected volatility of 29% for 2004 and 30% for 2003 and 2002; risk-free interest rate of 3.7% for 2004, 3.6% for 2003 and 4.9% for 2002; and expected option life of 7.5 years in 2004 and 7.4 years in 2003 and 2002. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value".

	2004	2003	2002

Net earnings, as reported	$359,860	$293,815	$84,640
Pro forma stock option expense, net of tax	(6,866)	(6,362)	(5,639)

Adjusted net earnings	$352,994	$287,453	$79,001

Earnings per share (as reported):
Basic	$4.89	$4.14	$1.23
Diluted	$4.81	$4.12	$1.22

Earnings per share (adjusted):
Basic	$4.79	$4.05	$1.15
Diluted	$4.74	$4.04	$1.14

  In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS 123(R) revises SFAS 123 and eliminates the use of the intrinsic value method prescribed by APB 25. Under SFAS 123(R), companies must recognize compensation expense for all new share-based awards (including employee stock options), and the nonvested portions of prior awards, based on their fair value at the date of grant. AFG expects to implement the new standard on July 1, 2005 on a prospective basis. After that date, all share-based grants will be recognized as compensation expense over the vesting period. While AFG currently uses the Black-Scholes pricing model to measure the fair value of employee stock options for purposes of disclosing pro forma earnings, the use of other models is also permitted. AFG has not yet determined which model it will use to measure the fair value of future stock option grants.

  Benefit Plans  AFG provides retirement benefits to qualified employees of participating companies through the AFG Retirement and Savings Plan, a defined contribution plan. AFG makes all contributions to the retirement fund portion of the plan and matches a percentage of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions have been initially invested primarily in securities of AFG and affiliates. Since 2002, employees have been permitted to direct the investment of their vested retirement fund account balances from securities of AFG and its affiliates to independently managed investment funds. The plan sells small amounts of AFG securities each day in a program intended to keep funds available for requested transfers to other funds. As of December 31, 2004, the Plan owned 9% of AFG's outstanding Common Stock. Company contributions are expensed in the year for which they are declared.

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

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: 2004 - 1,194,000 shares; 2003 - 335,000 shares; and 2002 - 403,000 shares.

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

  Acquisitions and Sales of Subsidiaries

Transport Insurance Company  In November 2004, AFG completed the sale of Transport Insurance Company, realizing a pretax loss of $2.3 million. See Note M - "Discontinued Operations."

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

Infinity Property and Casualty Corporation  In public offerings in February and December of 2003, AFG sold all the shares of Infinity Property and Casualty Corporation ("Infinity", its Personal auto business) for a total of $400 million, realizing a net pretax gain of $17.1 million. The businesses sold generated aggregate net written premiums of approximately $690 million in 2002.

New Jersey private passenger automobile insurance business  In September 2002, an AFG subsidiary entered into an agreement under which two unrelated entities assumed the subsidiary's obligations to renew its private passenger automobile insurance business written in New Jersey. AFG recognized a $10.8 million pretax loss on the transaction.

Manhattan National Life Insurance  In June 2002, GAFRI paid $48.5 million for Manhattan National Life Insurance Company ("MNL"), which no longer was writing new business, but had approximately 90,000 policies in force (primarily term life). GAFRI has reinsured 90% of this in force business.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Segments of Operations  AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity, supplemental insurance and life products, and (iii) other, which includes holding company assets and costs, and beginning December 31, 2003, the assets and operations of the CDO that AFG manages.

  Since AFG disposed of substantially all of its Personal group business in 2003, it has revised its reporting of the Specialty insurance business into the following components: (i) Property and transportation, which includes inland and ocean marine, agricultural-related business and commercial automobile, (ii) Specialty casualty, which includes executive and professional liability, umbrella and excess liability and excess and surplus, (iii) Specialty financial, which includes fidelity and surety bonds and collateral protection and (iv) California workers' compensation. AFG's annuity, supplemental insurance and life business markets primarily retirement annuities and various forms of supplemental insurance and life products. AFG's reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

  AFG's businesses operate throughout the United States. In 2004, 2003, and 2002, AFG derived just over 2% of its revenues from the sale of life and supplemental health products in Puerto Rico and just over 1% of its revenues from the sale of property and casualty insurance in Mexico, Canada and Europe.

  The following tables (in thousands) show AFG's assets, revenues and operating profit (loss) by significant business segment and sub-segment. Operating profit (loss) represents total revenues less operating expenses.

	2004	2003	2002
Assets
Property and casualty insurance (a)	$10,182,551	$ 9,230,244	$ 9,960,769
Annuities and life	11,702,547	10,292,616	9,349,280
Other	674,429	789,175	194,777
	$22,559,527	$20,312,035	$19,504,826
Revenues (b)
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 611,266	$ 480,597	$ 419,528
Specialty casualty	717,102	656,725	572,051
Specialty financial	358,289	262,280	229,415
California workers' compensation	338,534	262,691	213,879
Other	71,366	83,295	62,215
Personal (c)	-	163,610	905,246
Other lines	13,745	8	266
	2,110,302	1,909,206	2,402,600
Investment income	261,290	252,860	328,593
Realized gains (losses)	239,223	75,193	(52,862)
Other income	193,160	166,071	130,523
	2,803,975	2,403,330	2,808,854
Annuities, life and health (d)	1,058,792	931,018	897,365
Other	43,498	25,295	38,656
	$ 3,906,265	$ 3,359,643	$ 3,744,875

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	2004	2003	2002
Operating Profit (Loss)
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$118,497	$ 58,612	$ 41,336
Specialty casualty	1,482	11,560	(37,584)
Specialty financial	(32,071)	(21,866)	(3,127)
California workers' compensation	35,502	20,919	7,647
Other	(569)	(162)	16,272
Personal (c)	-	(4,795)	1,339
Other lines (e)	(11,291)	(42,400)	(49,840)
	111,550	21,868	(23,957)
Investment and other income (f)	452,738	255,891	206,861
	564,288	277,759	182,904
Annuities, life and health	158,178	87,335	61,553
Other (g)	(132,928)	(64,088)	(68,634)
	$589,538	$301,006	$175,823

(a) Not allocable to sub-segments.
(b) Revenues include sales of products and services as well as other income earned by the respective segments.

  (c)  There is no earned premium or underwriting profit for the Personal group in 2004 due to the sale of Infinity and the direct auto business during 2003, and the transfer, beginning in 2004, of the remaining former Personal business to Specialty property and transportation (2004 premium of $25 million and underwriting profit of
       $3 million) and Other lines (2004 premium of $14 million and underwriting loss of
       $2 million).

  (d)  Includes realized gains (losses) of $60 million, ($5) million and ($59) million for
       2004, 2003 and 2002. Excluding realized gains (losses), investment income comprises approximately 55% of these revenues and premiums represent about 35%.

(e) Represents development of lines in "run-off" and includes a pretax charge of
$43.8 million in 2003 for an arbitration decision relating to a 1995 property claim from a discontinued business. Includes a special charge of $30 million in 2002 related to the A.P. Green settlement.
(f) Includes a 2003 pretax charge of $35.5 million related to the settlement of litigation.
(g) Operating profit (loss) for 2004 includes a third quarter pretax charge of
$52 million resulting from the settlement of litigation. Operating profit (loss) includes holding company expenses.

  Investments  Fixed maturities and other stocks classified as available for sale at December 31 consisted of the following (in millions):

	2004				2003
	Amortized	Market	Gross Unrealized		Amortized	Market	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
United States Government
and government agencies
and authorities	$ 1,684.3	$ 1,694.0	$ 18.3	($ 8.6)	$ 1,392.6	$ 1,411.8	$ 24.4	($ 5.2)
States, municipalities and
political subdivisions	1,009.2	1,030.4	22.7	(1.5)	946.9	973.5	28.8	(2.2)
Foreign government	141.4	145.2	3.8	-	143.1	146.5	3.9	(0.5)
Public utilities	944.7	994.0	51.5	(2.2)	1,011.4	1,068.8	61.7	(4.3)
Mortgage-backed securities	3,564.1	3,582.2	40.4	(22.3)	3,387.5	3,388.1	45.7	(45.1)
All other corporate	5,643.5	5,913.8	280.8	(10.5)	4,780.5	5,043.0	277.3	(14.8)
Redeemable preferred stocks	48.0	51.8	4.8	(1.0)	62.2	70.3	8.3	(0.2)

	$13,035.2	$13,411.4	$422.3	($46.1)	$11,724.2	$12,102.0	$450.1	($72.3)

Other stocks	$ 456.1	$ 537.2	$ 84.2	($ 3.1)	$ 258.5	$ 454.9	$197.5	($ 1.1)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables show gross unrealized losses on fixed maturities and other stocks by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003.

	Twelve Months or Less			More Than Twelve Months
	Unrealized	Market	Market as	Unrealized	Market	Market as
	Loss	Value	% of Cost	Loss	Value	% of Cost
2004
Fixed maturities:
United States Government
and government agencies
and authorities	($ 6.8)	$1,012.3	99%	($ 1.8)	$ 55.8	97%
States, municipalities and
political subdivisions	(0.7)	136.6	99%	(0.8)	26.9	97%
Foreign government	-	3.0	100%	-	-	- %
Public utilities	(1.8)	123.7	99%	(0.4)	16.9	98%
Mortgage-backed securities	(8.4)	887.2	99%	(13.9)	441.2	97%
All other corporate	(8.9)	638.0	99%	(1.6)	47.9	97%
Redeemable preferred stocks	(1.0)	13.0	93%	-	-	- %

	($27.6)	$2,813.8	99%	($18.5)	$588.7	97%

Other stocks	($ 2.5)	$ 25.4	91%	($ 0.6)	$ 24.9	98%

2003
Fixed maturities:
United States Government
and government agencies
and authorities	($ 5.2)	$ 316.4	98%	$ -	$ 0.1	94%
States, municipalities and
political subdivisions	(0.7)	94.6	99%	(1.5)	31.7	95%
Foreign government	(0.5)	42.6	99%	-	-	- %
Public utilities	(2.9)	80.7	97%	(1.4)	26.6	95%
Mortgage-backed securities	(44.1)	2,039.8	98%	(1.0)	10.9	92%
All other corporate	(6.6)	390.7	98%	(8.2)	117.6	94%
Redeemable preferred stocks	(0.2)	10.5	98%	-	-	- %

	($60.2)	$2,975.3	98%	($12.1)	$186.9	94%

Other stocks	($ 0.9)	$ 36.9	98%	($ 0.2)	$ 3.5	95%

At December 31, 2004, the gross unrealized losses relate to nearly 400 securities with no single unrealized loss in excess of $1.6 million. Investment grade securities (as determined by nationally recognized rating agencies) represented about 93% and 97% of the total unrealized loss and market value, respectively. Of the mortgage-backed securities, more than 97% of the losses relate to AAA rated securities. Management believes that AFG will recover its cost basis in the securities having unrealized losses at December 31, 2004 and AFG has the ability and intent to hold such securities until they recover in value or mature.

The table below sets forth the scheduled maturities of fixed maturities based on market value as of December 31, 2004. Asset-backed securities and other securities with sinking funds are reported at average maturity. Data based on amortized cost is generally the same. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. Mortgage-backed securities had an average life of approximately
5-1/2 years at December 31, 2004.

Maturity
One year or less	3%
After one year through five years	26
After five years through ten years	33
After ten years	11
73
Mortgage-backed securities	27
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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The only investment (other than U.S. Treasury Notes) which exceeded 10% of Shareholders' Equity at December 31, 2004 or 2003 was AFG's investment in Provident Financial Group, Inc., which had a market value of $227 million at December 31, 2003.

Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

	Fixed	Equity	Tax
	Maturities	Securities	Effects	Total
2004
Realized - Continuing operations	$ 49,728	$252,229	($105,589)	$196,368
Realized - Discontinued operations	2,744	-	(960)	1,784
Change in Unrealized	(1,600)	(115,300)	41,100	(75,800)

2003
Realized - Continuing operations	51,647	7,244	(20,514)	38,377
Realized - Discontinued operations	1,600	11	(564)	1,047
Change in Unrealized	(79,400)	70,600	3,000	(5,800)

2002
Realized - Continuing operations	(61,614)	(17,354)	27,594	(51,374)
Realized - Discontinued operations	389	(500)	39	(72)
Change in Unrealized	301,900	(100)	(103,800)	198,000

Gross gains and losses on available for sale fixed maturity investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	2004	2003	2002

Gross Gains	$91.9	$152.2	$155.3
Gross Losses	($39.4)	($ 99.0)	($216.5)

Unrealized Gain (Loss) on Marketable Securities, Net  In addition to adjusting equity securities and fixed maturity securities classified as "available for sale" to fair value, SFAS 115 requires that certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments had those gains or losses actually been realized. The following table shows the components of the unrealized gain (loss) on marketable securities, net of tax, and its effect on various balance sheet captions (in millions).

	2004	2003
Increase (decrease) in assets
Fixed maturities - available for sale	$376.2	$377.8
Other stocks	81.1	196.4
Deferred acquisition costs	(59.5)	(67.6)
Deferred taxes (included in other assets)	(139.2)	(175.0)

(Increase) decrease in liabilities and minority interest
Minority interest	(34.2)	(29.0)
Annuity benefits and other liabilities	7.3	-
	$231.7	$302.6

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Deferred Acquisition Costs  Included in deferred acquisition costs in AFG's Balance Sheet are $72.7 million and $57.9 million at December 31, 2004 and 2003, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and life business. The PVFP amounts are net of $73.2 million and $65.8 million of accumulated amortization. Amortization of the PVFP was $7.4 million in 2004, $8.5 million in 2003 and $11.8 million in 2002. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 14% of the balance at the beginning of each respective year.
  Managed Investment Entity  AFG has made investments in, and acts as investment manager for, three CDOs. The investments are primarily lowest tier securities (considered equity), credited with residual income of the CDO after it pays stated rates of interest on senior levels of securities. AFG is also paid management fees based on a percentage of the investments managed. Under FIN 46, AFG has been determined to be the "primary beneficiary" of one CDO and began consolidating it as of December 31, 2003. The two other CDOs (formed in 2000 and 2004) are not required to be consolidated and are included in fixed maturities. The following summarizes AFG's experience with the CDOs since inception (in millions):

	Cons.	Other
	CDO	CDOs	Total
Initial investment in CDOs	$ 21	$ 33	$ 54
Income earned on investments in CDOs	21	8	29
Distributions from CDOs	(12)	(32)	(44)
Impairment charges recorded before
consolidation under FIN 46	(14)	-	(14)
Carrying values at December 31, 2004	$ 16	$ 9	$ 25

Assets in CDOs at December 31, 2004	$393	$830	$1,223

Management fees earned	$ 7	$ 8	$ 15

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

  The assets (substantially all cash and investments carried at market as "trading securities") of this managed investment entity are separately disclosed in the Balance Sheet because they are not available for use to satisfy AFG obligations. Likewise, the CDO liabilities (substantially all debt) are separately disclosed because they represent claims against only the CDO's assets and not against AFG's other assets. Accordingly, AFG's exposure to loss on this investment is limited to its investment (approximately $15.6 million at December 31, 2004).

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

  AFG began liquidating its consolidated CDO during the first quarter of 2005. The liquidation is expected to be completed in April 2005.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Goodwill  AFG completed its initial test in the fourth quarter of 2002 which resulted in a $40.4 million ($.59 per share, basic and diluted) impairment charge, net of tax, reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle.

Changes in the carrying value of goodwill during 2003 and 2004, by reporting segment, are presented in the following table (in thousands):

	Property and Casualty		Annuities
	Specialty	Personal	and Life	Total
Balance December 31, 2002	$150,211	$ 77,791	$20,681	$248,683
Goodwill related to businesses sold	-	(77,791)	(645)	(78,436)
Other	-	-	(1,917)	(1,917)
Balance December 31, 2003	150,211	-	18,119	168,330

Goodwill from acquisitions	1,696	-	-	1,696
Impairment charge	-	-	(4,000)	(4,000)
Other	-	-	(144)	(144)
Balance December 31, 2004	$151,907	$ -	$13,975	$165,882

GAFRI recorded a goodwill impairment charge of $4.0 million (included in "Other operating and general expenses") during the third quarter of 2004 related to an insurance agency subsidiary. A review for impairment was prompted by a decrease in estimated future earnings from this agency. Fair value of the agency was estimated using the present value of expected future cash flows.
  Long-Term Debt  Long-term debt consisted of the following at December 31 (in thousands):

	2004	2003
Holding Company:
AFG 7-1/8% Senior Debentures due April 2009,
less discount of $1,112 and $1,349
(imputed rate - 7.2%)	$296,843	$301,501
AFG Senior Convertible Debentures due June 2033
(imputed rate - 4.0%)	189,857	189,857
AFG 7-1/8% Senior Debentures due February 2034	115,000	-
AFG 7-1/8% Senior Debentures due December 2007	75,100	75,100
Other	8,283	8,160

	$685,083	$574,618
Subsidiaries:
GAFRI 7-1/2% Senior Debentures due November 2033	$112,500	$112,500
GAFRI 6-7/8% Senior Notes due June 2008	100,000	100,000
GAFRI 7-1/4% Senior Debentures due January 2034	86,250	-
Notes payable secured by real estate	26,471	27,063
American Premier Underwriters, Inc. ("APU")
10-7/8% Subordinated Notes due May 2011,
including premium of $460 and $712
(imputed rate - 9.6%)	8,181	11,433
Other	10,188	11,248

	$343,590	$262,244

At December 31, 2004, sinking fund and other scheduled principal payments on debt for the subsequent five years were as follows (in millions):

	Holding
	Company	Subsidiaries	Total
2005	$ -	$ 9.6	$ 9.6
2006	-	19.5	19.5
2007	80.5	.1	80.6
2008	-	100.1	100.1
2009	298.0	.1	298.1

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

In June 2003, AFG issued Senior Convertible Notes due in 2033 at an issue price of 37.153% of the principal amount due at maturity. AFG received $189.9 million before issue costs of $4.5 million. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which, interest at 4% annually will be accrued and added to the carrying value of the Notes. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at prices ranging from $371.53 per Note to $1,000 per Note at maturity. Holders may require AFG to purchase all or a portion of their Notes on five year anniversaries beginning in 2008, at the accreted value. Generally, holders may convert each Note into 11.5016 shares of AFG Common Stock (at $32.30 per share currently) (i) if the average market price of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value ($38.76 per share currently), (ii) if the credit rating of the Notes is significantly lowered, or (iii) if AFG calls the notes for redemption. AFG intends to deliver cash in lieu of Common Stock upon conversion of the Notes, accordingly, shares that would have been issued upon conversion of the Notes are not treated as dilutive.

In November 2003, GAFRI received approximately $109 million from the sale of $112.5 million principal amount of 7-1/2% senior debentures due 2033.

GAFRI has entered into interest rate swaps that effectively convert its 6-7/8% fixed-rate Senior Notes to a floating rate of 3-month LIBOR plus 2.9%. The swaps realign GAFRI's mix of floating and fixed rate debt.

In November 2004, AFG replaced its existing credit agreement with a $300 million, four-year credit facility. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on AFG's credit rating. In August 2004, GAFRI replaced its existing line of credit with a credit agreement under which it can borrow up to $150 million through August 2008 at interest rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating.

Cash interest payments of $62 million, $48 million and $47 million were made on long-term debt in 2004, 2003 and 2002, respectively. Interest expense in the Statement of Earnings includes interest credited on funds held by AFG's insurance subsidiaries under reinsurance contracts and other similar agreements as follows: 2004 - $5.2 million; 2003 - $7.8 million; and 2002 - $11.7 million.
  Payable to Subsidiary Trusts (Issuers of Preferred Securities)  The preferred securities supported by the payable to subsidiary trusts consisted of the following (in thousands).

Date of		Amount Outstanding		Optional
Issuance	Issue (Maturity Date)	12/31/04	12/31/03	Redemption Dates
October 1996	AFG 9-1/8% TOPrS (2026)	$ -	$95,459	Redeemed March 2004
November 1996	GAFRI 9-1/4% TOPrS (2026)	-	65,013	Redeemed March 2004
March 1997	GAFRI 8-7/8% Pfd (2027)	42,800	70,000	On or after 3/1/2007
May 2003	GAFRI 7.35% Pfd (2033)	20,000	20,000	On or after 5/15/2008
May 2003	Variable Rate Pfd (2033)	15,000	15,000	On or after 5/23/2008

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Minority Interest  Minority interest in AFG's Balance Sheet represents the interest of noncontrolling investors in the following (in thousands):

	2004	2003
Subsidiaries' common stock	$214,292	$180,937
Managed investment entity	5,294	6,622

	$219,586	$187,559

  Minority Interest Expense  Minority interest expense is comprised of (in thousands):

	2004	2003	2002
Interest of noncontrolling investors
in earnings of:
Subsidiaries	$28,882	$16,470	$ 6,096
Managed Investment Entity	3,528	-	-
Accrued distributions by consolidated
subsidiaries on preferred securities:
Trust issued securities, net of tax	-	14,151	14,281
AFC preferred stock	-	5,772	5,772

	$32,410	$36,393	$26,149

  Shareholders' Equity  AFG sold 2,679,000 shares of its Common Stock through public offerings in the fourth quarter of 2004 at an average price of $30.56 per share, net of commissions and fees. In addition, APU sold 1,361,711 previously issued and outstanding AFG common shares that it was holding for the benefit of certain creditors and other claimants pursuant to the 1978 plan of reorganization of its predecessor, The Penn Central Transportation Company. The $41.5 million in proceeds were placed in escrow to be used to settle such claims. In November 2003, in conjunction with the AFG/AFC merger, AFG issued 3.3 million shares of Common Stock in exchange for all of the outstanding shares of AFC Series J preferred stock.

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Stock Options  At December 31, 2004, there were 8.3 million shares of AFG Common Stock reserved for issuance under AFG's Stock Option Plan. Options are granted with an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options generally expire ten years after the date of grant. Data for AFG's Stock Option Plan is presented below:

	2004		2003		2002
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	7,715,656	$26.56	6,982,562	$27.58	6,089,131	$27.91

Granted	896,950	$30.01	956,250	$18.54	1,056,750	$25.78
Exercised	(1,352,698)	$23.31	(35,000)	$21.12	(28,837)	$20.80
Forfeited	(40,815)	$26.25	(188,156)	$25.02	(134,482)	$29.41
Outstanding at end of year	7,219,093	$27.59	7,715,656	$26.56	6,982,562	$27.58

Options exercisable at year-end	4,938,143	$29.03	5,404,330	$28.51	4,560,210	$29.01

Options available for grant at
year-end	1,086,746		1,942,881		2,710,975

No compensation cost has been recognized for stock option grants. For information about the SFAS #123 "fair value" of options granted, see Note A - "Accounting Policies - Stock-based Compensation." AFG realizes a tax benefit upon the exercise of non-qualified stock options and disqualifying dispositions of

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

incentive stock options based on the difference between the market value of the common stock and the option exercise price on the date the options are exercised. Such benefits are credited to capital surplus and amounted to $3.3 million in 2004, $32,000 in 2003 and $56,000 in 2002.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Average	Average		Average
Range of		Exercise	Remaining		Exercise
Exercise Prices	Shares	Price	Life	Shares	Price
$18.45 - $20.00	2,262,616	$19.29	6.5 years	1,318,726	$19.60
$20.01 - $25.00	461,891	$23.95	0.7 "	458,691	$23.96
$25.01 - $30.00	970,110	$25.86	7.0 "	485,000	$25.92
$30.01 - $35.00	1,790,500	$30.19	5.1 "	941,750	$30.35
$35.01 - $40.00	1,457,476	$36.81	3.3 "	1,457,476	$36.81
$40.01 - $45.19	276,500	$42.40	3.2 "	276,500	$42.40

Unrealized Gain (Loss) on Marketable Securities, Net  The change in unrealized gain (loss) on marketable securities included the following (in millions):

		Tax	Minority
	Pretax	Effects	Interest	Net

2004
Unrealized holding gains on
securities arising during the period	$202.9	($ 70.7)	($12.2)	$120.0
Realized gains included in net income and
unrealized loss of subsidiary sold	(304.4)	106.5	7.0	(190.9)
Change in unrealized gain on marketable
securities, net	($101.5)	$ 35.8	($ 5.2)	($ 70.9)

2003
Unrealized holding gains on
securities arising during the period	$ 86.5	($ 30.6)	$ 1.0	$ 56.9
Adoption of FIN 46	(2.1)	0.8	0.1	(1.2)
Transfer to Trading Securities	(16.1)	5.6	1.9	(8.6)
Realized gains included in net income and
unrealized gains of subsidiaries sold	(104.5)	36.7	(0.6)	(68.4)
Change in unrealized gain on marketable
securities, net	($ 36.2)	$ 12.5	$ 2.4	($ 21.3)

2002
Unrealized holding gains on
securities arising during the period	$195.7	($ 66.6)	($11.8)	$117.3
Realized losses included in net income	79.1	(27.7)	(4.1)	47.3
Change in unrealized gain on marketable
securities, net	$274.8	($ 94.3)	($15.9)	$164.6

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Income Taxes  The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in thousands):

	2004	2003	2002
Earnings (loss) before income taxes:
Operating	$589,538	$301,006	$175,823
Minority interest expense	(32,410)	(44,013)	(33,839)
Equity in net earnings (losses) of investees	(4,883)	13,975	(13,830)
Discontinued operations	(3,755)	(51,795)	2,196
Accounting changes	(8,821)	6,300	(57,716)

Total	$539,669	$225,473	$ 72,634

Income taxes at statutory rate	$188,884	$ 78,916	$ 25,422
Effect of:
Adjustment to prior year taxes	(2,608)	(143,500)	(33,192)
Minority interest	9,968	7,764	3,058
Tax exempt interest	(6,332)	(4,970)	(1,367)
Effect of foreign operations	(4,194)	(4,416)	(4,212)
Dividends received deduction	(3,599)	(2,539)	(2,313)
Amortization and writeoff of intangibles	491	907	3,711
Losses utilized	-	-	(3,300)
Other	(2,802)	(504)	187
Total Provision (Credit)	179,808	(68,342)	(12,006)

Amounts applicable to:
Minority interest expense	-	7,620	7,690
Equity in net (earnings) losses of investees	1,709	(4,891)	4,840
Discontinued operations	1,344	18,159	(763)
Accounting changes	3,228	-	17,356
Provision (credit) for income taxes as shown
on the Statement of Earnings	$186,089	($ 47,454)	$ 17,117

The AFG/AFC merger in November 2003 resulted in the elimination of $170 million in deferred tax liabilities associated with AFC's holding of AFG stock. From 1980 through March 1995, AFC accounted for its investment in AFG's predecessor using the equity method of accounting. During this period, as AFC's book basis in the investment increased, AFC recorded a deferred tax liability (aggregating $136 million) on the excess of book over tax basis in this investment. In April 1995, AFC received AFG shares in exchange for its investment in AFG's predecessor. AFC retained the deferred tax liability related to this investment because AFC and AFG were in separate tax groups. Between 1995 and 2003, dividends on the AFG shares were treated as "return of capital" for tax purposes, thereby reducing AFC's tax basis and resulting in increases (aggregating $34 million) in the liability for deferred income taxes. In AFG's consolidated financial statements, the increase in deferred taxes resulted in a corresponding decrease to capital surplus because AFG's dividends to AFC were, in substance, capital contributions. The 2003 merger eliminated AFC's investment in AFG in a tax-free transaction thereby allowing the reversal of the related deferred tax liabilities.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Total earnings before income taxes include income subject to tax in foreign jurisdictions of $26.6 million in 2004, $27.4 million in 2003 and $25.5 million in 2002.

The total income tax provision (credit) consists of (in thousands):

	2004	2003	2002

Current taxes:
Federal	$ 64,012	$ 43,028	$17,535
Foreign	1,849	3,115	2,293
State	2,234	707	236
Deferred taxes:
Federal	112,542	(116,338)	(33,762)
Foreign	(829)	1,146	1,692

	$179,808	($ 68,342)	($12,006)

For income tax purposes, AFG and certain members of its consolidated tax group had the following carryforwards available at December 31, 2004 (in millions):

	Expiring	Amount
{	2005 - 2009	$ 5.2
Operating Loss {	2010 - 2019	51.0
{	2020 - 2022	92.6
Capital Loss	2006	1.9
	2008	107.5
Other - Tax Credits		4.4

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31, were as follows (in millions):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$ 52.1	$ 56.0
Capital loss carryforwards	38.3	86.0
Insurance claims and reserves	308.2	263.2
Other, net	162.3	112.8
	560.9	518.0
Valuation allowance for deferred
tax assets	(50.0)	(50.0)
	510.9	468.0
Deferred tax liabilities:
Deferred acquisition costs	(324.5)	(222.2)
Investment securities	(110.8)	(93.4)
	(435.3)	(315.6)

Net deferred tax asset (liability)	$ 75.6	$152.4

The gross deferred tax asset has been reduced by a valuation allowance related to a portion of AFG's net operating loss carryforwards ("NOL") which is subject to the separate return limitation year ("SRLY") tax rules. A SRLY NOL can be used only by the entity that created it and only in years that both the entity and the consolidated group have taxable income. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in which the developments on which they are based become known.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The American Jobs Creation Act of 2004 provides a special one-time dividends received deduction on the repatriation of certain foreign earnings. While AFG is still evaluating whether it will remit any qualified foreign earnings under this provision in 2005, it does not believe the impact of any such election will be material to its results of operations.

Cash payments for income taxes, net of refunds, were $55.1 million, $51.8 million and $31.2 million for 2004, 2003 and 2002, respectively.
  Discontinued Operation  In the fourth quarter of 2004, AFG completed the sale of Transport Insurance Company, an inactive property and casualty subsidiary with only run-off liabilities. In December 2003, AFG recorded a $55 million impairment charge to reduce its investment in Transport for its estimated loss on sale, which was determined based on negotiations with potential buyers.

  Transport's results are reflected as discontinued for all periods presented in the Statement of Earnings; 2003 Balance Sheet amounts have not been reclassified. The carrying amount of the major classes of Transport's assets and liabilities and a summary of the discontinued operations follow (in millions):

	2004	2003	2002
Assets:
Investment in fixed-maturity securities		$ 70.8
Amounts due from reinsurers and prepaid
reinsurance premiums		59.3

Liabilities:
Unpaid losses and loss adjustment expenses		$111.8

Operations:
Revenue	$5.4	$ 6.1	$4.7

Pretax earnings (loss)	(1.5)	3.2	2.2
Provision (benefit) for income taxes	(.6)	1.1	0.8
Earnings (loss) from discontinued operations	(.9)	2.1	1.4
Loss on sale, net of tax	(1.5)	(35.7)	-
Discontinued operations	($2.4)	($ 33.6)	$1.4

  Equity in Net Earnings (Losses) of Investees  Equity in net earnings (losses) of investees includes AFG's share of the losses from a manufacturing business ($3.2 million in 2004, $3.1 million in 2003 and $3.6 million in 2002). In 2002, equity in investees also includes a loss of $5.4 million representing AFG's share of the losses of another manufacturing business that was sold in December 2002. From the date of the initial sale of 61% of Infinity in February 2003 through the date of the sale of its remaining interest in Infinity in December 2003, AFG accounted for its ownership interest in Infinity as an investee using the equity method. Equity in Infinity's net earnings during this period was $12.2 million.
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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In November 2004, American Premier reached an agreement with two other responsible parties on the allocation of environmental clean-up costs at a former railroad site in Paoli, Pennsylvania. Based on the settlement, American Premier recorded a charge (included in "Other operating and general expenses") of $52 million to increase its liabilities for environmental exposures. Although American Premier has been advised by counsel that it should be able to recover a significant amount of these costs from a financially viable third party, no recovery asset has been recorded for its Paoli Yard costs.

At December 31, 2004, American Premier had liabilities for environmental and personal injury claims aggregating $103.5 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace.

GAFRI has accrued approximately $7 million at December 31, 2004, for environmental costs and certain other matters associated with the sales of former operations.

AFG's insurance subsidiaries continue to receive claims related to environmental exposures, asbestos and other mass tort claims. Establishing reserves for these claims is subject to uncertainties that are significantly greater than those presented by other types of claims. The liability for asbestos and environmental reserves at December 31, 2004 and 2003, respectively, was $401 million and $515 million; related recoverables from reinsurers (net of allowances for doubtful accounts) at those dates were $59 million and $92 million, respectively. The 2003 amounts include the reserves ($70 million) and reinsurance recoverables ($18 million) of Transport Insurance Company, which AFG sold in 2004.

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

  The following are quarterly results of consolidated operations for the two years ended December 31, 2004 (in millions, except per share amounts).

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
2004
Revenues	$874.3	$901.4	$1,153.5	$977.1	$3,906.3
Earnings (loss) from:
Continuing operations	74.4	56.3	143.0	94.2	367.9
Discontinued operations	.6	(.4)	(1.0)	(1.6)	(2.4)
Cumulative effect of accounting change	(1.8)	-	(3.8)	-	(5.6)
Net earnings (loss)	73.2	55.9	138.2	92.6	359.9

Basic earnings (loss) per common share:
Continuing operations	$1.02	$.77	$1.94	$1.26	$5.00
Discontinued operations	.01	(.01)	(.01)	(.02)	(.03)
Cumulative effect of accounting change	(.03)	-	(.05)	-	(.08)
Net earnings (loss) available to Common Shares	$1.00	$.76	$1.88	$1.24	$4.89

Diluted earnings (loss) per common share:
Continuing operations	$1.00	$.76	$1.91	$1.25	$4.92
Discontinued operations	.01	(.01)	(.01)	(.02)	(.03)
Cumulative effect of accounting change	(.03)	-	(.05)	-	(.08)
Net earnings (loss) available to Common Shares	$.98	$.75	$1.85	$1.23	$4.81

Average number of Common Shares:
Basic	73.2	73.4	73.6	74.3	73.6
Diluted	74.3	74.7	74.8	75.5	74.8

2003
Revenues	$839.9	$776.6	$848.3	$894.8	$3,359.6
Earnings (loss) from:
Continuing operations	24.8	29.9	41.2	225.2	321.1
Discontinued operations	.3	.6	.4	(34.9)	(33.6)
Cumulative effect of accounting change	-	-	-	6.3	6.3
Net earnings	25.1	30.5	41.6	196.6	293.8

Basic earnings per common share:
Continuing operations	$.36	$.43	$.59	$3.10	$4.53
Discontinued operations	-	.01	.01	(.49)	(.48)
Cumulative effect of accounting change	-	-	-	.09	.09
Net earnings available to Common Shares	$.36	$.44	$.60	$2.70	$4.14

Diluted earnings per common share:
Continuing operations	$.36	$.43	$.58	$3.08	$4.51
Discontinued operations	-	.01	.01	(.49)	(.48)
Cumulative effect of accounting change	-	-	-	.09	.09
Net earnings available to Common Shares	$.36	$.44	$.59	$2.68	$4.12

Average number of Common Shares:
Basic	69.3	69.6	69.7	71.2	69.9
Diluted	69.4	69.9	70.0	71.7	70.3

  Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

  Results for the third quarter of 2004 include a $214.3 million pretax gain on the sale of Provident Financial Group, partially offset by a $52 million charge based on APU's settlement of litigation related to environmental clean-up costs at a former railroad site and $35 million in losses related to hurricanes in the Southeastern United States.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Results for 2003 include (i) a $5.5 million first quarter tax benefit related to AFG's investment in Infinity, (ii) a $43.8 million second quarter charge for an arbitration decision relating to a 1995 property claim, (iii) a $12.5 million second quarter charge related to the narrowing of spreads on GAFRI's fixed annuities, (iv) a $35.5 million third quarter charge related to a litigation settlement, (v) a fourth quarter tax benefit of $136 million related to the elimination of deferred taxes in connection with the AFG/AFC merger, and (vi) a fourth quarter $55 million charge related to the planned sale of Transport Insurance Company (included in discontinued operations).

  AFG has realized gains (losses) on sales of subsidiaries in recent years (see Note B). Realized gains (losses) on securities, affiliates and other investments amounted to (in millions):

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
2004	$36.2	$ 0.7	$223.6	$41.5	$302.0
2003	(37.7)	25.3	21.8	69.3	78.7

  Insurance  Securities owned by insurance subsidiaries having a carrying value of approximately $880 million at December 31, 2004, were on deposit as required by regulatory authorities.

  Insurance Reserves  The liability for losses and loss adjustment expenses for long-term scheduled payments under certain workers' compensation insurance has been discounted at about 7%, an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2004, has been reduced by $31 million.

  The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions). Adverse development recorded in 2004, 2003 and 2002 in prior year reserves related primarily to charges for asbestos and certain Specialty lines in run-off.

	2004	2003	2002

Balance at beginning of period	$2,850	$3,400	$3,253

Provision for losses and LAE occurring
in the current year	1,282	1,203	1,664
Net increase (decrease) in provision for
claims of prior years	140	167	171
Total losses and LAE incurred (*)	1,422	1,370	1,835
Payments for losses and LAE of:
Current year	(377)	(389)	(594)
Prior years	(726)	(849)	(1,094)
Total payments	(1,103)	(1,238)	(1,688)

Reserves of businesses sold	(66)	(682)	-

Balance at end of period	$3,103	$2,850	$3,400

Add back reinsurance recoverables, net
of allowance	2,234	2,059	1,804

Gross unpaid losses and LAE included
in the Balance Sheet	$5,337	$4,909	$5,204

(*) Before amortization of deferred gains on retroactive reinsurance of
$15 million in 2003 and $20 million in 2002. Includes losses of
Transport Insurance Company which have been reclassed to discontinued
operations: 2004 - $7 million; 2003 and 2002 - $2 million.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Net Investment Income  The following table shows (in millions) investment income earned and investment expenses incurred by AFG's insurance companies.

	2004	2003	2002
Insurance group investment income:
Fixed maturities	$774.9	$753.6	$849.7
Equity securities	23.1	13.1	9.6
Other	.7	.4	.6
	798.7	767.1	859.9
Insurance group investment expenses (*)	(27.2)	(39.7)	(40.3)

	$771.5	$727.4	$819.6

(*) Included primarily in "Other operating and general expenses" in the
Statement of Earnings.

  Statutory Information  AFG's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

				Policyholders'
	Net Earnings (Loss)			Surplus
	2004	2003	2002	2004	2003

Property and casualty companies	$390	$94	$116	$2,071	$1,814
Life insurance companies	122	78	(24)	623	549

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

	2004	2003	2002
Direct premiums written	$3,675	$3,530	$4,027
Reinsurance assumed	62	100	80
Reinsurance ceded	(1,508)	(1,618)	(1,693)

Net written premiums	$2,229	$2,012	$2,414

Direct premiums earned	$3,643	$3,455	$3,798
Reinsurance assumed	77	79	91
Reinsurance ceded	(1,610)	(1,625)	(1,486)

Net earned premiums	$2,110	$1,909	$2,403

Reinsurance recoveries	$1,203	$1,155	$1,136

  GAFRI has reinsured approximately $26 billion and $28 billion in face amount of life insurance as of December 31, 2004 and 2003, respectively. Life premiums ceded were $86 million, $85 million and $61 million for 2004, 2003 and 2002, respectively.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Additional Information  Total rental expense for various leases of office space and equipment was $35 million, $38 million and $52 million for 2004, 2003 and 2002, respectively.

Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2004, were as follows: 2005 - $35 million; 2006 - $32 million; 2007 - $25 million; 2008 - $16 million; 2009 - $12 million; and $29 million thereafter. In addition, AFG has 99-year land leases (approximately 92 years remaining) at one of its real estate properties. Minimum lease payments under these leases are expected to total approximately $300,000 in 2005 and are adjusted annually for inflation.

Other operating and general expenses included charges for possible losses on agents' balances, other receivables and other assets in the following amounts: 2004 - $15.1 million; 2003 - $1.3 million; and 2002 - $2.7 million. Losses and loss adjustment expenses included charges for possible losses on reinsurance recoverables of $12.7 million in 2004, $4.7 million in 2003, and $6.6 million in 2002. The aggregate allowance for all such losses amounted to approximately $82 million and $84 million at December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG's financial instruments at
December 31.
	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities	$13,704	$13,704	$12,297	$12,297
Other stocks	537	537	455	455

Liabilities:
Annuity benefits
accumulated	$ 8,070	$ 7,747	$ 6,975	$ 6,781
Long-term debt:
Holding companies	685	751	575	629
Subsidiaries	344	350	262	257
Payable to subsidiary trusts	78	82	265	271

Shareholders' Equity	$ 2,431	$ 2,399	$ 2,076	$ 1,933

Fair values are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on discounted cash flow models, fair value of comparable securities, or similar methods. The fair value of the liability for annuities in the payout phase is assumed to be the present value of the anticipated cash flows, discounted at current interest rates. Fair value of annuities in the accumulation phase is assumed to be the policyholders' cash surrender amount. Fair value of shareholders' equity is based on the quoted market price of AFG's Common Stock.

Financial Instruments with Off-Balance-Sheet Risk  On occasion, AFG and its subsidiaries have entered into financial instrument transactions which may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2004, AFG and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling up to $23 million.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Restrictions on Transfer of Funds and Assets of Subsidiaries  Payments of dividends, loans and advances by AFG's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2005 from its insurance subsidiaries without seeking regulatory clearance is approximately $247 million. Additional amounts of dividends, loans and advances require regulatory approval.

Benefit Plans  AFG expensed approximately $17 million in 2004 and $20 million in both 2003 and 2002 for its retirement and employee savings plans.

Transactions With Affiliates  In December 2004, AFG's Chairman and one of his brothers purchased 600,000 and 200,000 shares, respectively, of AFG's Common Stock as part of a public offering.

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

AFG owns a 29% interest in an aircraft; the remaining interests in the aircraft are owned by AFG's chairman and his two brothers. Costs of operating the aircraft are being borne proportionately.

In 2000, GAFRI received an $18.9 million subordinated note in connection with the sale of its minority ownership interest in an ethanol company back to that company. Following the sale, AFG's Chairman beneficially owns 100% of the ethanol company. The note bore interest at 12-1/4% and was repaid as follows: $6 million in 2001, $1 million in 2002 and the remaining $11.9 million in 2003. In December 2003, the ethanol company repaid a GAFRI subsidiary $4.0 million under a subordinated note that bore interest at 14%. In 2004, AFG's Chairman assumed AFG's obligation for a line of credit under which the ethanol company could borrow up to $10 million; AFG no longer has any interest or investment in the ethanol company.

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

During 2003, AFG subsidiaries invested $20 million in preferred stock and warrants of an unrelated party who utilized the proceeds to repay loans from several banks, including $3.4 million in loans and fees to the Provident Bank. At the time of the transaction, AFG's Chairman and members of his immediate family owned approximately one-fourth of Provident's parent company; AFG owned 14% of the parent company.
  Subsequent Event (Unaudited)

National Interstate Public Offering  An AFG majority-owned subsidiary, National Interstate Corporation, issued 3.4 million of its common shares in a January 2005 initial public offering. National Interstate used $15 million of the $40.6 million in proceeds to repay a loan to Great American and the balance for general corporate purposes. Following the IPO, AFG owned approximately 54% of National Interstate's common stock.

PART III

The information required by the following Items will be included in AFG's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year and is incorporated herein by reference.

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

PART IV

ITEM 15

Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Report:
1. Financial Statements are included in Part II, Item 8.

2. Financial Statement Schedules:
A. Selected Quarterly Financial Data is included in Note P to the
Consolidated Financial Statements.

B. Schedules filed herewith for 2004, 2003 and 2002:
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

S-1

AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In Thousands)

Condensed Balance Sheet
	December 31
	2004	2003
Assets:
Cash and short-term investments	$ 107,435	$ 5,097
Investment in subsidiaries (a)	2,898,354	2,476,673
Investment in securities	360	3,064
Other investments	34,813	34,921
Other assets	146,298	295,343

	$3,187,260	$2,815,098
Liabilities and Shareholders' Equity:
Accounts payable, accrued expenses and other
liabilities	$ 71,630	$ 68,860
Payable to subsidiary trust	-	95,459
Long-term debt	685,083	574,618
Shareholders' equity	2,430,547	2,076,161

	$3,187,260	$2,815,098

(a) Investment in subsidiaries includes intercompany receivables and payables.

Condensed Statement of Earnings (*)

	Year Ended December 31,
	2004	2003	2002
Income:
Dividends from subsidiaries	$ -	$ 282	$ 76,004
Equity in undistributed earnings
of subsidiaries	659,445	366,735	146,758
Realized gains on investments	2,994	40	9,076
Investment and other income	729	4,075	5,844
	663,168	371,132	237,682

Costs and Expenses:
Interest charges on intercompany borrowings	31,866	30,992	28,259
Interest charges on other borrowings	44,654	34,757	33,839
Other operating and general expenses	34,403	34,415	47,430
	110,923	100,164	109,528

Earnings from continuing operations
before income taxes and accounting changes	552,245	270,968	128,154
Provision (credit) for income taxes	184,380	(50,183)	4,587
Earnings from continuing operations	367,865	321,151	123,567

Discontinued operations	(2,412)	(33,636)	1,433
Cumulative effect of accounting changes	(5,593)	6,300	(40,360)

Net Earnings	$359,860	$293,815	$ 84,640

(*) For periods prior to the AFG/AFC merger in November 2003, the Parent Only Financial Statements include the accounts of AFG, AFC and AFC Holding Company.

S-2

AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

(In Thousands)

Condensed Statement of Cash Flows (*)

	Year Ended December 31,
	2004	2003	2002
Operating Activities:
Net earnings	$359,860	$293,815	$ 84,640
Adjustments:
Cumulative effect of accounting changes	5,593	(6,300)	40,360
Equity in earnings of subsidiaries	(429,988)	(217,986)	(131,438)
Depreciation and amortization	3,705	2,451	3,975
Realized gains on investing activities	(3,257)	(1)	(8,697)
Change in balances with affiliates	(118,597)	316,039	192,103
(Increase) decrease in other assets	148,760	(127,907)	(84,912)
Increase (decrease) in other liabilities	2,941	2,053	(32,947)
Dividends from subsidiaries	65,000	282	48,732
Other	4,588	984	1,307
	38,605	263,430	113,123
Investing Activities:
Capital contributions to subsidiaries	(10,135)	(165,000)	(156,041)
Purchases of investments	(996)	-	(5,583)
Sales of investments	4,933	42	18,546
Other	(275)	(326)	147
	(6,473)	(165,284)	(142,931)
Financing Activities:
Additional long-term borrowings	111,261	220,482	192,060
Reductions of long-term debt	(5,850)	(288,282)	(153,414)
Issuances of Common Stock	95,380	4,499	10,915
Repurchases of trust preferred securities	(95,459)	(3,324)	-
Cash dividends paid	(35,126)	(31,338)	(27,834)
Other	-	(1,170)	-
	70,206	(99,133)	21,727

Net Increase (Decrease) in Cash and
Short-term Investments	102,338	(987)	(8,081)

Cash and short-term investments at beginning
of period	5,097	6,084	14,165

Cash and short-term investments at end
of period	$107,435	$ 5,097	$ 6,084

(*) For periods prior to the AFG/AFC merger in November 2003, the Parent Only Financial Statements include the accounts of AFG, AFC and AFC Holding Company.

S-3

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2004

(IN MILLIONS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
AFFILIATION WITH REGISTRANT	DEFERRED POLICY ACQUISITION COSTS	(a) RESERVES FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES	(b) DISCOUNT DEDUCTED IN COLUMN C	(c) UNEARNED PREMIUMS	EARNED PREMIUMS	NET INVESTMENT INCOME	CLAIMS AND CLAIM ADJUSTMENT EXPENSES INCURRED RELATED TO		AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS	PAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES	PREMIUMS WRITTEN
							CURRENT YEARS	(d) PRIOR YEARS

      CONSOLIDATED PROPERTY-CASUALTY ENTITIES

2004	$273	$5,337	$31	$1,612	$2,110	$237	$1,282	$140	$451	$1,103	$2,229

2003	$237	$4,909	$26	$1,595	$1,909	$219	$1,203	$167	$395	$1,238	$2,012

2002					$2,403	$293	$1,664	$171	$429	$1,688	$2,414

(a) Grossed up for reinsurance recoverables of $2,234 and $2,059 at December 31, 2004 and 2003, respectively.
(b) Discounted at approximately 7%.
(c) Grossed up for prepaid reinsurance premiums of $522 and $620 at December 31, 2004 and 2003, respectively.
(d) Includes amounts recorded in discontinued operations: 2004 - $7 million; 2003 and 2002 - $2 million.

Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.
American Financial Group, Inc.

Signed: March 9, 2005	BY:s/CARL H. LINDNER III
Carl H. Lindner III
Co-Chief Executive Officer

BY:s/S. CRAIG LINDNER
S. Craig Lindner
Co-Chief Executive Officer

______________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Capacity	Date

s/CARL H. LINDNER	Chairman of the Board	March 9, 2005
Carl H. Lindner	of Directors

s/CARL H. LINDNER III	Director	March 9, 2005
Carl H. Lindner III

s/S. CRAIG LINDNER	Director	March 9, 2005
S. Craig Lindner

s/THEODORE H. EMMERICH	Director*	March 9, 2005
Theodore H. Emmerich

s/JAMES E. EVANS	Director	March 9, 2005
James E. Evans

s/TERRY S. JACOBS	Director*	March 9, 2005
Terry S. Jacobs

s/WILLIAM R. MARTIN	Director*	March 9, 2005
William R. Martin

s/WILLIAM A. SCHUTZER	Director	March 9, 2005
William A. Schutzer

s/WILLIAM W. VERITY	Director	March 9, 2005
William W. Verity

s/KEITH A. JENSEN	Senior Vice President	March 9, 2005
Keith A. Jensen	(principal financial and accounting officer)

* Member of the Audit Committee

INDEX TO EXHIBITS

AMERICAN FINANCIAL GROUP, INC.
Number	Exhibit Description

3(a)	Amended and Restated Articles of
Incorporation, filed as Exhibit 3(a)
	to AFG's Form 10-K for 1997.	(*)

3(b)	Code of Regulations, filed as Exhibit 3(b)
	to AFG's Form 10-K for 1997.	(*)

4	Instruments defining the rights of	Registrant has no
	security holders.	outstanding debt issues
exceeding 10% of the
assets of Registrant and
consolidated subsidiaries.

Material Contracts:
10(a)	Stock Option Plan, filed as Exhibit 10(a)
	to AFG's Form 10-K for 1998.	(*)

10(b)	Form of stock option agreements, filed as
	Exhibit 10(b) to AFG's Form 10-K for 1998.	(*)

10(c)	2004 CEO and Co-President Bonus Plan, filed as
	Exhibit 10(a) to AFG's March 31, 2004 Form 10-Q.	(*)

10(d)	2004 Senior Executive Bonus Plan, filed as
	Exhibit 10(b) to AFG's March 31, 2004 Form 10-Q.	(*)

10(e)	Amended and restated Nonqualified Auxiliary RASP,
	filed as Exhibit 10(d) to AFG's Form 10-K for 2003.	(*)

10(f)	Keith E. Lindner Salary Continuation Agreement,
filed as Exhibit 10(c) to AFG's March 31, 2004
	Form 10-Q.	(*)

10(g)	Fred J. Runk Separation Agreement, filed as
Exhibit 99.2 to AFG's Form 8-K filed on
	November 30, 2004.	(*)

10(h)	Retirement program for outside directors,
filed as Exhibit 10(e) to AFG's Form 10-K
	for 1995.	(*)

10(i)	Directors' Compensation Plan, included in
	AFG's 2004 Proxy Statement.	(*)

10(j)	Deferred Compensation Plan, filed as
Exhibit 10 to AFG's Registration Statement
	on Form S-8 on December 2, 1999.	(*)

10(k)	Equity Distribution Agreement, dated November 17,
2004, among American Financial Group, Inc. and
American Premier Underwriters, Inc., as sellers,
and UBS Securities LLC, filed as Exhibit 99 to
	AFG's Form 8-K filed on November 18, 2004.	(*)

10(l)	Credit Agreement, dated November 19, 2004, among
American Financial Group, Inc., as Borrower,
and several lenders, filed as Exhibit 99 to
	AFG's Form 8-K filed November 22, 2004.	(*)

E-1

INDEX TO EXHIBITS - CONTINUED

AMERICAN FINANCIAL GROUP, INC.
Number	Exhibit Description

12	Computation of ratios of earnings
to fixed charges.

21	Subsidiaries of the Registrant.

23	Consent of independent auditors.

31(a)	Sarbanes-Oxley Section 302(a) Certification of
Co-Chief Executive Officer.

31(b)	Sarbanes-Oxley Section 302(a) Certification of
Co-Chief Executive Officer.

31(c)	Sarbanes-Oxley Section 302(a) Certification of
Chief Financial Officer.

32	Sarbanes-Oxley Section 906 Certification of Co-Chief
Executive Officers and Chief Financial Officer.

(*) Incorporated herein by reference.

E-2