Form 10-Q
period 2005-03-31
AMERICAN FINANCIAL GROUP INC
filed 2005-05-06
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.
Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

       As of May 1, 2005, there were 77,051,734 shares of the Registrant's Common Stock outstanding, excluding 9,953,392 shares owned by a subsidiary.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

FINANCIAL INFORMATION

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Thousands)
	March 31,	December 31,
	2005	2004
Assets:
Cash and short-term investments	$ 527,391	$ 861,742
Investments:
Fixed maturities:
Available for sale - at market
(amortized cost - $13,676,167 and $13,035,165)	13,834,667	13,411,365
Trading - at market	283,049	292,233
Other stocks - at market
(cost - $497,571 and $456,053)	544,671	537,153
Policy loans	250,289	250,211
Real estate and other investments	281,461	283,929
Total cash and investments	15,721,528	15,636,633
Recoverables from reinsurers and prepaid
reinsurance premiums	3,134,034	3,440,592
Agents' balances and premiums receivable	568,434	518,464
Deferred policy acquisition costs	1,166,172	1,114,433
Other receivables	280,055	359,746
Investments of managed investment entity	13,133	392,624
Variable annuity assets (separate accounts)	602,763	620,007
Prepaid expenses, deferred charges and other assets	355,572	311,146
Goodwill	165,882	165,882

	$22,007,573	$22,559,527

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 5,247,322	$ 5,337,270
Unearned premiums	1,622,421	1,612,035
Annuity benefits accumulated	8,254,048	8,132,106
Life, accident and health reserves	1,044,557	1,021,986
Payable to reinsurers	311,821	513,565
Long-term debt:
Holding company	672,221	685,083
Subsidiaries	343,017	343,590
Payable to subsidiary trusts (issuers of preferred
securities)	77,800	77,800
Debt of managed investment entity	597	371,368
Variable annuity liabilities (separate accounts)	602,763	620,007
Accounts payable, accrued expenses and other
liabilities	1,222,439	1,194,584
Total liabilities	19,399,006	19,909,394

Minority interest	249,604	219,586

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 76,965,705 and 76,634,204 shares outstanding	76,966	76,634
Capital surplus	1,157,061	1,145,873
Retained earnings	1,024,636	976,340
Unrealized gain on marketable securities, net	100,300	231,700
Total shareholders' equity	2,358,963	2,430,547

	$22,007,573	$22,559,527

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(In Thousands, Except Per Share Data)

	Three months ended
	March 31,
	2005	2004
Income:
Property and casualty insurance premiums	$549,099	$486,801
Life, accident and health premiums	92,056	90,325
Investment income	214,207	192,087
Realized gains (losses) on securities	(5,539)	36,216
Revenues of managed investment entity	651	4,891
Other income	81,509	63,973
	931,983	874,293
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	348,378	309,630
Commissions and other underwriting expenses	158,891	146,997
Annuity benefits	80,762	72,266
Life, accident and health benefits	68,971	69,314
Annuity, supplemental insurance and
life acquisition expenses	35,272	30,154
Interest charges on borrowed money	18,008	17,088
Interest on subsidiary trust obligations	1,572	4,461
Expenses of managed investment entity	774	3,382
Other operating and general expenses	115,033	102,733
	827,661	756,025

Operating earnings before income taxes	104,322	118,268
Provision for income taxes	35,131	37,382

Net operating earnings	69,191	80,886

Minority interest expense	(5,872)	(5,504)
Equity in net losses of investee, net of tax	(444)	(918)
Earnings from continuing operations	62,875	74,464
Discontinued operations	-	573
Cumulative effect of accounting change	-	(1,837)

Net Earnings	$ 62,875	$ 73,200

Basic earnings per Common Share:
Continuing operations	$.82	$1.02
Discontinued operations	-	.01
Cumulative effect of accounting change	-	(.03)
Net earnings available to Common Shares	$.82	$1.00

Diluted earnings per Common Share:
Continuing operations	$.81	$1.00
Discontinued operations	-	.01
Cumulative effect of accounting change	-	(.03)
Net earnings available to Common Shares	$.81	$ .98

Average number of Common Shares:
Basic	76,738	73,172
Diluted	77,824	74,344

Cash dividends per Common Share	$.125	$.125

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands)

		Common Stock		Unrealized
	Common	and Capital	Retained	Gain on
	Shares	Surplus	Earnings	Securities	Total
Balance at January 1, 2005	76,634,204	$1,222,507	$ 976,340	$231,700	$2,430,547

Net earnings	-	-	62,875	-	62,875
Change in unrealized	-	-	-	(131,400)	(131,400)
Comprehensive income (loss)					(68,525)

Dividends on Common Stock	-	-	(9,580)	-	(9,580)
Shares issued:
Exercise of stock options	571,308	14,906	-	-	14,906
Dividend reinvestment plan	49,902	1,438	-	-	1,438
Employee stock purchase plan	6,432	198	-	-	198
Retirement plan contributions	35,896	1,104	-	-	1,104
Deferred compensation distributions	7,374	222	-	-	222
Shares tendered in option exercises	(339,411)	(5,414)	(4,999)	-	(10,413)
Capital transactions of subsidiaries	-	(724)	-	-	(724)
Other	-	(210)	-	-	(210)

Balance at March 31, 2005	76,965,705	$1,234,027	$1,024,636	$100,300	$2,358,963

Balance at January 1, 2004	73,056,085	$1,108,840	$ 664,721	$302,600	$2,076,161

Net earnings	-	-	73,200	-	73,200
Change in unrealized	-	-	-	124,700	124,700
Comprehensive income					197,900

Dividends on Common Stock	-	-	(9,134)	-	(9,134)
Shares issued:
Exercise of stock options	173,950	4,028	-	-	4,028
Dividend reinvestment plan	4,233	112	-	-	112
Employee stock purchase plan	6,683	189	-	-	189
Retirement plan contributions	37,468	1,095	-	-	1,095
Deferred compensation distributions	33,620	959	-	-	959
Directors fees paid in stock	1,506	39	-	-	39
Other	-	15	-	-	15

Balance at March 31, 2004	73,313,545	$1,115,277	$ 728,787	$427,300	$2,271,364

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)
	Three months ended
	March 31,
	2005	2004
Operating Activities:
Net earnings	$ 62,875	$ 73,200
Adjustments:
Cumulative effect of accounting change	-	1,837
Equity in net losses of investee	444	918
Minority interest	5,872	5,504
Depreciation and amortization	49,120	39,075
Annuity benefits	80,762	72,266
Realized (gains) losses on investing activities	2,941	(39,764)
Net purchases/sales of trading securities	5,020	(23,673)
Deferred annuity and life policy acquisition costs	(33,760)	(30,756)
Decrease in reinsurance and other receivables	333,603	324,344
Decrease in other assets	17,334	28,958
Decrease in insurance claims and reserves	(56,501)	(58,608)
Decrease in payable to reinsurers	(201,744)	(105,603)
Increase (decrease) in other liabilities	19,822	(19,849)
Other, net	4,833	2,822
	290,621	270,671

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,710,026)	(1,686,323)
Equity securities	(63,643)	(44,584)
Subsidiary	-	(10,382)
Real estate, property and equipment	(4,233)	(3,277)
Maturities and redemptions of fixed maturity
investments	241,082	276,096
Sales of:
Fixed maturity investments	820,199	1,095,928
Equity securities	26,493	14,662
Real estate, property and equipment	3,856	2,768
Cash and short-term investments of business acquired	-	1,295
Increase in other investments	(796)	(9,596)
	(687,068)	(363,413)
Financing Activities:
Fixed annuity receipts	266,521	152,932
Annuity surrenders, benefits and withdrawals	(224,260)	(159,367)
Net transfers from (to) variable annuity assets	256	(3,698)
Additional long-term borrowings	100	194,733
Reductions of long-term debt	(14,626)	(6,114)
Repurchases of trust preferred securities	-	(188,961)
Issuances of Common Stock	3,351	3,891
Subsidiary's issuance of stock in public offering	40,444	-
Cash dividends paid on Common Stock	(8,142)	(9,022)
Other, net	(1,548)	212
	62,096	(15,394)

Net Decrease in Cash and Short-term Investments	(334,351)	(108,136)

Cash and short-term investments at beginning of period	861,742	593,552

Cash and short-term investments at end of period	$ 527,391	$ 485,416

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES

A.	Accounting Policies	H.	Minority Interest
B.	Acquisitions and Sales of Subsidiaries	I.	Shareholders' Equity
C.	Subsidiary's Initial Public Offering	J.	Income Taxes
D.	Segments of Operations	K.	Equity in Net Losses
E.	Deferred Policy Acquisition Costs		of Investee
F.	Long-Term Debt	L.	Commitments and Contingencies
G.	Payable to Subsidiary Trusts
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

  Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings (included in realized gains (losses) on securities) and the cost basis of that investment is reduced.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  In 2003, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-16, "Accounting for Investments in Limited Liability Companies" under which limited liability companies ("LLCs") are deemed to be the same as limited partnerships for which the equity method of accounting is generally required for ownership levels of "more than 3 to 5 percent." In accordance with EITF 03-16, the cumulative effect of changing from the cost to the equity method of accounting for AFG's investment in an LLC was recorded in the third quarter of 2004.

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

  Managed Investment Entity  FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("VIE") sets forth the requirements for consolidating entities that do not share economic risk and reward through typical equity ownership, but rather through contractual relationships that distribute economic risks and rewards among various parties. Once an entity is determined to be a VIE, it is generally required to be consolidated by the primary beneficiary (the party with a majority of either the expected losses or residual rewards or both). Under FIN 46, AFG is considered to be the primary beneficiary of a collateralized debt obligation ("CDO") in which it owns subordinated notes (considered equity) representing approximately two-thirds of the CDO's equity (but less than 50% of the voting power) and 5% of the total notes initially issued by the CDO. Accordingly, AFG consolidates the CDO. The CDO sold substantially all of its investments and repaid its senior debt during the first quarter of 2005. Distributions to equity holders were completed in April 2005. Since AFG had no right to use the CDO assets and the CDO liabilities could be extinguished only by using CDO assets, the assets and liabilities of the CDO are shown separate from AFG's other assets and liabilities in the Balance Sheet. Income and expenses of the CDO are shown separately in the Statement of Earnings; related minority interest is shown in Note H under "Minority Interest Expense."

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

  Subsidiaries of AFG's 82%-owned subsidiary, Great American Financial Resources, Inc. ("GAFRI"), cede life insurance policies to a third party on a funds withheld basis whereby GAFRI retains the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance (including realized gains and losses) of the retained assets. Under Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue B36 ("B36"), these reinsurance contracts are considered to contain embedded derivatives (that must be marked to market) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. GAFRI determined that changes in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. GAFRI classifies the securities related to these transactions as "trading." The mark to market on the embedded derivatives offsets the investment income recorded on the mark to market of the related trading portfolios.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Annuity, Supplemental Insurance and Life Acquisition Expenses  Annuity, supplemental insurance and life acquisition expenses on the Statement of Earnings consists of amortization of DPAC related to the annuity, supplemental insurance and life businesses. This line item also includes certain marketing and commission costs of those businesses that are expensed as paid.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Payable to Subsidiary Trusts (Issuers of Preferred Securities)  AFG and certain subsidiaries have formed wholly-owned subsidiary trusts that issued preferred securities and, in turn, purchased a like amount of subordinated debt from their parent company. Interest and principal payments from the parent fund the respective trust obligations. AFG does not consolidate these subsidiary trusts because they are "variable interest entities" in which AFG is not considered to be the primary beneficiary under FIN 46. Accordingly, the subordinated debt due to the trusts is shown as a liability in the Balance Sheet and the related interest expense is shown in the Statement of Earnings as "interest on subsidiary trust obligations."

  Minority Interest  For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in consolidated entities. For income statement purposes, minority interest expense represents such shareholders' interest in the earnings of those entities.

  Income Taxes  AFG files consolidated federal income tax returns that include all U.S. subsidiaries that are at least 80%-owned, except for certain life insurance subsidiaries that have been owned for less than five years.

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

  For SFAS No. 123 purposes, the "fair value" of $9.66 per option granted in the first quarter of 2005 and $8.92 in the first quarter of 2004 was calculated using the Black-Scholes option pricing model and the following assumptions: expected dividend yield of 2%; expected volatility of 28% in 2005 and 29% in 2004; risk-free interest rate of 4.3% for 2005 and 3.7% for 2004; and expected option life of 8.4 years in 2005 and 7.5 years in 2004. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value."

	Three months ended
	March 31,
	2005	2004
Net earnings, as reported	$62,875	$73,200
Pro forma stock option expense, net of tax	(1,650)	(1,217)

Adjusted net earnings	$61,225	$71,983

Earnings per share (as reported):
Basic	$0.82	$1.00
Diluted	$0.81	$0.98

Earnings per share (adjusted):
Basic	$0.80	$0.98
Diluted	$0.79	$0.97

  In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS 123(R) revises SFAS 123 and eliminates the use of the intrinsic value method prescribed by APB 25. Under SFAS 123(R), companies must recognize compensation expense for all new share-based awards (including employee stock options), and the nonvested portions of prior awards, based on their fair value at the date of grant. AFG expects to implement the new standard on January 1, 2006, on a prospective basis. After that date, all share-based grants will be recognized as compensation expense over their respective vesting periods. While AFG currently uses the Black-Scholes pricing model to measure the fair value of employee stock options for purposes of disclosing pro forma earnings, the use of other models will also be permitted. AFG has not yet determined which model it will use to measure the fair value of future stock option grants.

  Benefit Plans  AFG provides retirement benefits to qualified employees of participating companies through the AFG Retirement and Savings Plan, a defined contribution plan. AFG makes all contributions to the retirement fund portion of the plan and matches a percentage of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions are initially invested primarily in securities of AFG and affiliates. Employees may re-direct the investment of their vested retirement fund account balances from securities of AFG and its affiliates to independently managed investment funds. The plan sells small amounts of AFG securities each day in a program intended to keep funds available for requested transfers to other funds. As of March 31, 2005, the Plan held 9% of AFG's outstanding Common Stock. Company contributions are expensed in the year for which they are declared.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  AFG and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFG also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period employees earn such benefits.

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes 1,086,000 shares in 2005 and 1,172,000 shares in 2004 representing the dilutive effect of common stock options.

  Statement of Cash Flows  For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed. Annuity receipts, benefits and withdrawals are also reflected as financing activities. All other activities are considered "operating." Short-term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

  Acquisitions and Sales of Subsidiaries

Transport Insurance Company  In November 2004, AFG completed the sale of Transport Insurance Company, an inactive property and casualty subsidiary with only run-off liabilities. Transport's results for 2004 are reflected as discontinued in the Statement of Earnings.

National Health Annuity Business  In May 2004, GAFRI acquired the fixed annuity business of National Health Insurance Company (over 30,000 policies), increasing both annuity benefits accumulated and cash and investments by approximately $750 million.
  Subsidiary's Initial Public Offering  An AFG majority-owned subsidiary, National Interstate Corporation ("NIC"), issued 3.4 million of its common shares in a February 2005 initial public offering. NIC used $15 million of the $40.4 million in proceeds to repay a loan to an AFG subsidiary and the balance for general corporate purposes. At March 31, 2005, AFG owned approximately 54% of NIC's common stock.
  Segments of Operations  AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity, supplemental insurance and life products, and (iii) other, which includes holding company costs and the operations of a CDO that AFG manages.

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes inland and ocean marine, agricultural-related business and commercial automobile, (ii) Specialty casualty, which includes executive and professional liability, umbrella and excess liability and excess and surplus, (iii) Specialty financial, which includes fidelity and surety bonds and collateral protection, and (iv) California workers' compensation. AFG's annuity, supplemental insurance and life business markets primarily retirement annuities and various forms of supplemental insurance and life products. AFG's reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables (in thousands) show AFG's revenues and operating profit (loss) by significant business segment and sub-segment. Operating profit (loss) represents total revenues less operating expenses.

	Three months ended
	March 31,
	2005	2004
Revenues (a)
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$168,071	$124,916
Specialty casualty	184,167	174,494
Specialty financial	91,770	84,362
California workers' compensation	87,324	77,429
Other	16,407	20,617
Other lines	1,360	4,983
	549,099	486,801
Investment income	68,369	63,725
Realized gains	847	25,995
Other income	51,568	42,605
	669,883	619,126
Annuities, supplemental insurance and life (b)	262,815	247,012
Other	(715)	8,155
	$931,983	$874,293

Operating Profit (Loss)
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 28,941	$ 20,659
Specialty casualty	6,568	10,793
Specialty financial	(4,068)	(754)
California workers' compensation	13,022	3,739
Other	(1,169)	(1,816)
Other lines	(1,464)	(2,447)
	41,830	30,174
Investment and other income	65,886	80,948
	107,716	111,122
Annuities, supplemental insurance and life	25,701	29,087
Other (c)	(29,095)	(21,941)
	$104,322	$118,268

(a) Revenues include sales of products and services as well as other income earned by the respective segments.

(b)  Includes realized gains of $45,000 and $10.2 million for the first quarter of 2005 and 2004, respectively. Excluding realized gains, investment income comprises approximately 55% of these revenues and premiums represent about 35%.

(c) Operating profit (loss) includes holding company expenses.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Deferred Policy Acquisition Costs  Included in deferred policy acquisition costs in AFG's Balance Sheet are $71.5 million and $72.7 million at March 31, 2005, and December 31, 2004, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity, supplemental insurance and life business. The PVFP amounts are net of $76.9 million and $73.2 million of accumulated amortization. Amortization of the PVFP was $3.7 million and $1.6 million during the first three months of 2005 and 2004, respectively.
  Long-Term Debt  The carrying value of long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Holding Company:
AFG 7-1/8% Senior Debentures due April 2009	$296,901	$296,843
AFG Senior Convertible Notes due June 2033	189,857	189,857
AFG 7-1/8% Senior Debentures due February 2034	115,000	115,000
AFG 7-1/8% Senior Debentures due December 2007	61,993	75,100
Other	8,470	8,283

	$672,221	$685,083
Subsidiaries:
GAFRI 7-1/2% Senior Debentures due November 2033	$112,500	$112,500
GAFRI 6-7/8% Senior Notes due June 2008	100,000	100,000
GAFRI 7-1/4% Senior Debentures due January 2034	86,250	86,250
Notes payable secured by real estate	26,316	26,471
APU 10-7/8% Subordinated Notes due May 2011	8,167	8,181
Other	9,784	10,188

	$343,017	$343,590

At March 31, 2005, sinking fund and other scheduled principal payments on debt for the balance of 2005 and the subsequent five years were as follows (in millions):

	Holding
	Company	Subsidiaries	Total
2005	$ -	$ 9.1	$ 9.1
2006	-	19.5	19.5
2007	67.5	.1	67.6
2008	-	100.1	100.1
2009	298.0	.1	298.1
2010	-	1.9	1.9

GAFRI has entered into interest rate swaps that effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9% (effective rate of approximately 6% at March 31, 2005). The swaps realign GAFRI's mix of floating and fixed rate debt.

AFG's Senior Convertible Notes were issued at a price of 37.153% of the principal amount due at maturity. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which interest at 4% annually will be accrued and added to the carrying value of the Notes. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at accreted value ranging from $371.53 per Note at June 2, 2008 to $1,000 per Note at maturity. Generally, holders may convert each Note into 11.5016 shares of AFG Common Stock (at $32.30 per share currently) (i) if the average market price of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value ($38.76 per share currently), (ii) if the credit rating of the Notes is

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

significantly lowered, or, (iii) if AFG calls the notes for redemption. AFG intends to deliver cash in lieu of Common Stock upon conversion of the Notes; accordingly, shares issuable upon conversion of the Notes are not treated as dilutive.

In the second half of 2004, AFG and GAFRI replaced their existing credit agreements with four-year revolving credit facilities under which they can borrow up to $300 million and $165 million, respectively. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on the respective borrower's credit ratings.

  Payable to Subsidiary Trusts (Issuers of Preferred Securities)  The preferred securities supported by the payable to subsidiary trusts consisted of the following (in thousands):

Date of		Amount Outstanding		Optional
Issuance	Issue (Maturity Date)	3/31/05	12/31/04	Redemption Dates
March 1997	GAFRI 8-7/8% Pfd (2027)	$42,800	$42,800	On or after 3/1/2007
May 2003	GAFRI 7.35% Pfd (2033)	20,000	20,000	On or after 5/15/2008
May 2003	NIC Variable Pfd (2033)	15,000	15,000	On or after 5/23/2008

NIC and GAFRI effectively provide unconditional guarantees of their respective trusts' obligations. AFG's $95.5 million in 9-1/8% trust preferred securities and GAFRI's $65 million in 9-1/4% trust preferred securities were redeemed at face value in the first quarter of 2004. In addition, during the first quarter of 2004, GAFRI repurchased $27.2 million of its 8-7/8% preferred securities for $28.5 million in cash.
  Minority Interest  Minority interest in AFG's Balance Sheet represents the interest of noncontrolling investors in the following (in thousands):

	March 31,	December 31,
	2005	2004
Subsidiaries' common stock	$245,019	$214,292
Managed investment entity	4,585	5,294
	$249,604	$219,586

Minority Interest Expense  Minority interest expense represents the interest of noncontrolling investors in the earnings (losses) of the following entities (in thousands):

	Three months ended
	March 31,
	2005	2004
Subsidiaries	$5,917	$4,827
Managed investment entity	(45)	677
	$5,872	$5,504

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Shareholders' Equity AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

  Stock Options  At March 31, 2005, there were 7.7 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, options for 7.5 million shares were outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options generally expire ten years after the date of grant.

  Income Taxes  The American Jobs Creation Act of 2004 provides a special one-time dividends received deduction on the repatriation of certain foreign earnings. While AFG is still evaluating whether it will remit any qualified foreign earnings under this provision in 2005, it does not believe the impact of any such election will be material to its results of operations.
  Equity in Net Losses of Investee  Equity in net losses of investee represents AFG's share of the losses from a manufacturing business.

  Commitments and Contingencies  There have been no significant changes to the matters discussed and referred to in Note O - "Commitments and Contingencies" of AFG's 2004 Annual Report on Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	17	Results of Operations	23
Overview	17	General	23
Critical Accounting Policies	18	Income Items	23
Liquidity and Capital Resources	18	Expense Items	26
Ratios	18	Other Items	27
Sources of Funds	19	Proposed Accounting Standard	27
Investments	20
Uncertainties	23

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

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of retirement annuities and supplemental insurance and life products.

AFG's net earnings for the first three months of 2005 were $62.9 million or $0.81 per share (diluted), compared to $73.2 million or $0.98 per share recorded in the comparable period in 2004. The results reflect continued improvement in property and casualty underwriting results and higher operating earnings in the annuity, supplemental insurance and life operations. Additionally, AFG reported significant realized gains in the 2004 period compared to realized losses in the 2005 period.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A to the financial statements. The preparation of financial statements requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of insurance reserves, especially asbestos and environmental-related reserves, the recoverability of annuity and life deferred policy acquisition costs, and the determination of "other than temporary" impairment on investments are the areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical. For a discussion of these policies, see Management's Discussion and Analysis - "Critical Accounting Policies" in AFG's 2004 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio (at the parent holding company level) was approximately 22% at March 31, 2005 and December 31, 2004 and 21% at December 31, 2003.

AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	March 31,	December 31,
	2005	2004	2003
Consolidated debt (1)	$1,093	$1,106	$1,102
Total capital (2)	3,631	3,575	3,187
Ratio of debt to total capital	30%	31%	35%

(1) Includes payable to subsidiary trusts.
(2) Includes consolidated debt, minority interest and
shareholders' equity (excluding unrealized gains (losses)
related to fixed maturity investments).

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.01 for the quarter ended March 31, 2005 and 2.43 (1.91 excluding the $214.3 million third quarter gain on the sale of Provident Financial Group) for the entire year of 2004. Excluding annuity benefits, this ratio was 5.53 and 7.07 (4.85 excluding the Provident gain), respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

Sources of Funds

Parent Holding Company Liquidity  Management believes AFG has sufficient resources to meet its parent holding company liquidity requirements, primarily through funds generated by its subsidiaries' operations. If funds provided by subsidiaries through dividends and tax payments are insufficient to meet fixed charges and other holding company costs in any period, AFG could utilize parent company cash (approximately $90 million at April 30, 2005) or generate cash through borrowings, sales of securities or other assets, or similar transactions.

In November 2004, AFG replaced its existing credit line with a $300 million, four-year revolving credit facility. No amounts had been borrowed through March 31, 2005. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on AFG's credit rating. This credit agreement provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent company.

Under a currently effective shelf registration statement, AFG can offer up to an aggregate of $517 million in additional equity or debt securities. The shelf registration provides AFG with greater flexibility to access the capital markets from time to time as market and other conditions permit.

Subsidiary Liquidity  AFG believes its insurance subsidiaries maintain sufficient liquidity to pay claims and benefits and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates, reinsurer insolvencies or unusually high annuity withdrawals.

The liquidity requirements of AFG's insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and expenses, payments of dividends and taxes to AFG and contributions of capital to their subsidiaries. Historically, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements without resorting to sales of investments or contributions from AFG. Funds received in excess of cash requirements are generally invested in additional marketable securities. In addition, the insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments.

The excess cash flow of AFG's property and casualty group allows it to extend the duration of its investment portfolio somewhat beyond that of its claim reserves.

As discussed in Note C, National Interstate Corporation issued 3.4 million shares of its common stock in a February 2005 initial public offering for net proceeds of $40.4 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

In August 2004, GAFRI replaced its existing credit agreement with a $150 million four-year revolving credit facility; this facility was increased to $165 million in April 2005. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating. There were no amounts borrowed under this agreement at March 31, 2005. In addition, GAFRI can offer approximately $250 million in additional equity or debt securities under a currently effective shelf registration.

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

Investments  AFG's investment portfolio at March 31, 2005, contained $13.8 billion in "Fixed maturities" classified as available for sale and $545 million in "Other stocks," all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At March 31, 2005, AFG had pretax net unrealized gains of $158.5 million on fixed maturities and $47.1 million on other stocks.

Approximately 94% of the fixed maturities held by AFG at March 31, 2005, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at March 31, 2005, is shown in the following table (dollars in millions). Approximately $243 million of available for sale "Fixed maturities" and $21 million of "Other stocks" had no unrealized gains or losses at March 31, 2005.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for sale Fixed Maturities
Market value of securities	$6,946	$6,646
Amortized cost of securities	$6,668	$6,765
Gross unrealized gain (loss)	$ 278	($ 119)
Market value as % of amortized cost	104%	98%
Number of security positions	1,347	833
Number individually exceeding
$2 million gain or loss	8	2
Concentration of gains (losses) by
type or industry (exceeding 5% of
unrealized):
Banks, savings and credit institutions	$39.2	($ 6.3)
Gas and electric services	37.8	(4.1)
Mortgage-backed securities	24.1	(49.1)
Telephone communications	17.1	(1.8)
State and municipal	13.4	(9.8)
U.S. Government and government agencies	13.8	(19.8)
Percentage rated investment grade	91%	98%

Other Stocks
Market value of securities	$249	$275
Cost of securities	$188	$289
Gross unrealized gain (loss)	$ 61	($ 14)
Market value as % of cost	132%	95%
Number individually exceeding
$2 million gain or loss	4	1

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at March 31, 2005, based on their market values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	4%	1%
After one year through five years	22	23
After five years through ten years	40	26
After ten years	15	5
	81	55
Mortgage-backed securities	19	45
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

AFG realized aggregate losses of $4.3 million during the first quarter of 2005 on $111.2 million in sales of fixed maturity securities (4 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2004. The market value of one of the securities increased $389,000 from December 31 to the sale date. The market value of the other three securities decreased an aggregate of $652,000 from December 31 to the sale date.

Although AFG had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio.

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at March 31, 2005

Securities with unrealized gains:
Exceeding $500,000 (153 issues)	$1,854	$142	108%
Less than $500,000 (1,194 issues)	5,092	136	103
	$6,946	$278	104%

Securities with unrealized losses:
Exceeding $500,000 (52 issues)	$1,583	($ 46)	97%
Less than $500,000 (781 issues)	5,063	(73)	99
	$6,646	($119)	98%

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at March 31, 2005

Investment grade with losses for:
One year or less (729 issues)	$5,897	($ 91)	98%
Greater than one year (59 issues)	586	(23)	96%
	$6,483	($114)	98%

Non-investment grade with losses for:
One year or less (30 issues)	$ 117	($ 3)	98%
Greater than one year (15 issues)	46	(2)	96%
	$ 163	($ 5)	97%

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in AFG's 2004 Form 10-K.

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

Uncertainties  Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and American Premier's contingencies arising out of its former operations. See Management's Discussion and Analysis - "Uncertainties" in AFG's 2004 Form 10-K.

As discussed in AFG's 2004 Form 10-K, from time to time, AFG has engaged independent experts to work closely with its claims staff to study the asbestos and environmental ("A&E") reserves of its insurance company subsidiaries. The most recent study was completed in the third quarter of 2001 and resulted in AFG recording a pretax charge of $100 million to increase its A&E reserves. Management believes that current practice of the property and casualty insurance industry is to commission a comprehensive study every three or four years. Accordingly, absent legislative reforms, which may alter the need for an independent review, management plans to conduct such a routine study during 2005.

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles.

Operating earnings before income taxes decreased $13.9 million in the first quarter of 2005 compared to the same period in 2004. The results reflect an $11.7 million improvement in property and casualty underwriting results and a $6.8 million increase in the operating earnings of the annuity, supplemental insurance and life business. Results for the 2004 quarter included $36.2 million in realized gains compared to realized losses of $5.5 million in the 2005 quarter.

Property and Casualty Insurance - Underwriting  AFG reports its Specialty insurance business in the following sub-segments: (i) Property and transportation, which includes inland and ocean marine, agricultural-related business and commercial automobile, (ii) Specialty casualty, which includes executive and professional liability, umbrella and excess liability and excess and surplus, (iii) Specialty financial, which includes fidelity and surety bonds and collateral protection, and (iv) California workers' compensation.

Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company's performance. See Note D - "Segments of Operations" for the detail of AFG's operating profit by significant business segment.

Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of underwriting losses, loss adjustment expenses and underwriting expenses to premiums. A combined ratio under 100% is indicative of an underwriting profit. The combined ratio does not reflect investment income, other income or federal income taxes.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Premiums and combined ratios for AFG's Specialty property and casualty insurance operations were as follows (dollars in millions):

	Three months ended
	March 31,
	2005	2004
Gross Written Premiums (GAAP)
Specialty:
Property and transportation	$277.4	$239.9
Specialty casualty	357.5	363.3
Specialty financial	115.7	106.6
California workers' compensation	104.0	96.2
Other	1.3	.7
Total Specialty	$855.9	$806.7

Net Written Premiums (GAAP)
Specialty:
Property and transportation	$202.5	$146.9
Specialty casualty	185.7	198.3
Specialty financial	96.1	90.6
California workers' compensation	93.5	84.0
Other	15.0	17.3
Total Specialty	$592.8	$537.1

Combined Ratios (GAAP)(a)
Specialty:
Property and transportation	82.8%	83.5%
Specialty casualty	96.4	93.8
Specialty financial	104.3	100.9
California workers' compensation	85.1	95.2
Other	107.1	108.8
Total Specialty	92.1%	93.3%

(a) AFG's aggregate combined ratio, including other (primarily discontinued) lines, was 92.4% and 93.8% for the three months ended March 31, 2005 and 2004, respectively.

Specialty  The Specialty group's gross written premiums increased 6% for the first quarter of 2005 over the comparable 2004 period reflecting solid volume growth. The 10% increase in net written premiums during the first three months of 2005 also reflects a decrease in reinsurance ceded.

The Specialty group reported an underwriting profit of $43.3 million for the first quarter of 2005, an improvement of 33% over the comparable 2004 period.

Property and transportation gross written premiums increased about 16% during the first quarter of 2005 reflecting primarily volume increases in the truck and bus products. Net written premiums increased 38% for the first quarter, reflecting a reduction in reinsurance ceded principally within the inland marine operations. The combined ratio improved 0.7 points over the 2004 period.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Specialty casualty net written premiums declined 6% in the first quarter compared to the same period in 2004 while gross written premiums were relatively flat, reflecting the return of premiums from the cancellation of certain reinsurance agreements during the first quarter of 2004. The combined ratio was 2.6 points higher than the comparable 2004 period but considerably better than the last two quarters of 2004. The underwriting profits of the excess and surplus businesses were partly offset by $12.7 million of unfavorable prior year development in the executive and professional liability operations.

Specialty financial gross and net written premiums grew 9% and 6%, respectively, over the 2004 period driven primarily by growth in the dealer services and fidelity and crime businesses. The combined ratio was 3.4 points above the comparable 2004 period but improved significantly over the last quarter of 2004.

California workers' compensation gross and net written premiums grew 8% and 11%, respectively, over the 2004 period reflecting solid volume growth offset by lower rates. Rate decreases averaged about 6% for the 2005 quarter. This group's claim results continued to benefit from the California workers' compensation reforms enacted in 2003 and 2004.

Investment Income  The increase in investment income for the first quarter of 2005 compared to 2004 reflects an increase of about $1.9 billion (14%) in average cash and investments, partially offset by lower average yields on fixed maturity investments.

Realized Gains (Losses)  Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

Realized gains (losses) on securities include provisions for other than temporary impairment of securities still held of $1.9 million in the first quarter of 2005 and $2.0 million in the first quarter of 2004.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Earnings as shown below (in millions).

	Three months ended
	March 31,
	2005	2004
Other income	$23.3	$17.0
Other operating and general expenses	20.6	16.1
Interest charges on borrowed money	.5	.5
Minority interest expense, net	.4	-

Other income includes net pretax gains on the sale of real estate assets of $2.6 million in the first quarter of 2005 compared to $1.6 million for the 2004 period.

Other Income  Other income increased $17.5 million (27%) for the first quarter of 2005 compared to 2004 due primarily to a $6.3 million increase in income from real estate operations (reflecting a third quarter 2004 acquisition) and a $4.9 million increase in revenues earned by AFG's warranty business.

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

The majority of GAFRI's fixed annuity products permit GAFRI to change the crediting rate at any time subject to minimum interest rate guarantees (as determined by applicable law). Approximately 4% of annuity benefits accumulated relate to policies that have a minimum guarantee of less than 3%. The remaining balance is split almost evenly between policies with minimum guarantee rates of 3% and 4%.

The increase in annuity benefits in 2005 compared to 2004 reflects the May 2004 acquisition of a block of annuity business.

Annuity, Supplemental Insurance and Life Acquisition Expenses  Annuity and life acquisition expenses include amortization of annuity and life, accident and health deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity, supplemental insurance and life acquisition expenses also include amortization of the present value of future profits of businesses acquired.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to write-offs of DPAC in the future.

Interest Expense  AFG has generally financed its borrowings on a long-term basis, which has resulted in higher current costs.

Interest Charges on Borrowed Money  Interest expense for the first quarter of 2005 increased by less than $1 million compared to the 2004 period due primarily to higher average indebtedness. The majority of the proceeds from debt issued in the first quarter of 2004 was used to retire higher coupon trust preferred securities.

Interest on Subsidiary Trust Obligations  Interest charges decreased $2.9 million for the first quarter of 2005 compared to the 2004 period due to the retirement of trust preferred securities in the 2004 first quarter.

Other Operating and General Expenses  Other operating and general expenses for the first quarter of 2005 increased $12.3 million (12%) compared to 2004 due primarily to a $4.5 million increase in expenses of real estate operations (reflecting a third quarter 2004 acquisition) and a $5.8 million increase in expenses of AFG's warranty business.

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

Proposed Accounting Standard

Convertible Notes  The FASB has proposed an amendment to SFAS 128, "Earnings per Share." Currently, SFAS 128 allows companies issuing securities that can be settled in cash or stock (such as AFG's convertible notes) to exclude the issuable shares from the calculation of diluted earnings per share when there is a stated intent and ability to deliver cash in lieu of stock upon settlement or conversion. The proposed statement would require companies to assume settlement in stock (despite the ability and intent to settle in cash) and include those shares in the calculation of diluted earnings per share. Should the FASB proposal be adopted as proposed, AFG anticipates that it will amend its indenture to eliminate the option to settle the accreted value of the notes in shares, and thereby mitigate the proposal's impact on dilution.

           ______________________________________________________

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of March 31, 2005, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2004 Form 10-K.

ITEM 4

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that these disclosure controls and procedures were effective.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. Examples include subsidiary implementation of a new general ledger system and payroll system during the first quarter of 2005. There has been no change in AFG's business processes and procedures during the first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities  Under AFG's shareholder-approved Stock Option Plan, 339,411 shares of AFG Common Stock (fair value of $30.68 per share) were tendered in connection with the exercise of stock options in March 2005.

_________________________________________________

ITEM 6

Exhibits

Number	Exhibit Description

10(a)	2005 Co-CEO and Co-President Bonus Plan.

10(b)	2005 Senior Executive Bonus Plan.

12	Computation of ratios of earnings to fixed charges.

31(a)	Certification of the Co-Chief Executive Officer pursuant
to section 302(a) of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Co-Chief Executive Officer pursuant
to section 302(a) of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of the Chief Financial Officer pursuant to
section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of the Co-Chief Executive Officers and Chief
Financial Officer pursuant to section 906 of the Sarbanes-
Oxley Act of 2002.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.
American Financial Group, Inc.

May 6, 2005	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)