Form 10-Q
period 2005-06-30
AMERICAN FINANCIAL GROUP INC
filed 2005-08-05
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

       As of August 1, 2005, there were 77,302,138 shares of the Registrant's Common Stock outstanding, excluding 9,953,392 shares owned by a subsidiary.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

FINANCIAL INFORMATION

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Thousands)
	June 30,	December 31,
	2005	2004
Assets:
Cash and short-term investments	$ 797,488	$ 861,742
Investments:
Fixed maturities:
Available for sale - at market
(amortized cost - $13,579,305 and $13,035,165)	13,987,305	13,411,365
Trading - at market	285,968	292,233
Other stocks - at market
(cost - $505,227 and $456,053)	553,727	537,153
Policy loans	251,985	250,211
Real estate and other investments	326,682	283,929
Total cash and investments	16,203,155	15,636,633
Recoverables from reinsurers and prepaid
reinsurance premiums	3,170,674	3,440,592
Agents' balances and premiums receivable	651,458	518,464
Deferred policy acquisition costs	1,150,059	1,114,433
Other receivables	280,878	359,746
Investments of managed investment entity	-	392,624
Variable annuity assets (separate accounts)	610,011	620,007
Prepaid expenses, deferred charges and other assets	281,842	311,146
Goodwill	165,882	165,882

	$22,513,959	$22,559,527

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 5,296,531	$ 5,337,270
Unearned premiums	1,700,515	1,612,035
Annuity benefits accumulated	8,312,383	8,132,106
Life, accident and health reserves	1,055,775	1,021,986
Payable to reinsurers	284,169	513,565
Long-term debt:
Holding company	670,003	685,083
Subsidiaries	342,447	343,590
Payable to subsidiary trusts	77,800	77,800
Debt of managed investment entity	-	371,368
Variable annuity liabilities (separate accounts)	610,011	620,007
Accounts payable, accrued expenses and other
liabilities	1,333,362	1,194,584
Total liabilities	19,682,996	19,909,394

Minority interest	272,731	219,586

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 77,229,688 and 76,634,204 shares outstanding	77,230	76,634
Capital surplus	1,159,179	1,145,873
Retained earnings	1,095,623	976,340
Unrealized gain on marketable securities, net	226,200	231,700
Total shareholders' equity	2,558,232	2,430,547

	$22,513,959	$22,559,527

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(In Thousands, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Income:
Property and casualty insurance premiums	$575,335	$529,520	$1,124,434	$1,016,321
Life, accident and health premiums	92,389	87,553	184,445	177,878
Investment income	212,451	195,895	426,658	387,982
Realized gains on securities	22,094	687	16,555	36,903
Revenues of managed investment entity	-	4,546	651	9,437
Other income	92,380	83,212	173,889	147,185
	994,649	901,413	1,926,632	1,775,706
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	358,802	338,144	707,180	647,774
Commissions and other underwriting
expenses	157,415	161,781	316,306	308,778
Annuity benefits	84,119	73,765	164,881	146,031
Life, accident and health benefits	69,607	65,905	138,578	135,219
Annuity, supplemental insurance and
life acquisition expenses	33,798	32,699	69,070	62,853
Interest charges on borrowed money	18,414	18,097	36,422	35,185
Interest on subsidiary trust obligations	1,639	1,545	3,211	6,006
Expenses of managed investment entity	-	3,146	774	6,528
Other operating and general expenses	121,249	113,661	236,282	216,394
	845,043	808,743	1,672,704	1,564,768

Operating earnings before income taxes	149,606	92,670	253,928	210,938
Provision for income taxes	54,645	29,260	89,776	66,642

Net operating earnings	94,961	63,410	164,152	144,296

Minority interest expense	(8,942)	(6,160)	(14,814)	(11,664)
Equity in net losses of investee, net of tax	(4,394)	(882)	(4,838)	(1,800)
Earnings from continuing operations	81,625	56,368	144,500	130,832
Discontinued operations	-	(428)	-	145
Cumulative effect of accounting change	-	-	-	(1,837)

Net Earnings	$ 81,625	$ 55,940	$ 144,500	$ 129,140

Basic earnings per Common Share:
Continuing operations	$1.06	$.77	$1.88	$1.79
Discontinued operations	-	(.01)	-	-
Cumulative effect of accounting change	-	-	-	(.03)
Net earnings available to Common Shares	$1.06	$.76	$1.88	$1.76

Diluted earnings per Common Share:
Continuing operations	$1.04	$.76	$1.85	$1.75
Discontinued operations	-	(.01)	-	-
Cumulative effect of accounting change	-	-	-	(.02)
Net earnings available to Common Shares	$1.04	$.75	$1.85	$1.73

Average number of Common Shares:
Basic	77,102	73,388	76,920	73,280
Diluted	78,230	74,671	78,031	74,509

Cash dividends per Common Share	$.125	$.125	$.25	$.25

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands)

		Common Stock		Unrealized
	Common	and Capital	Retained	Gain on
	Shares	Surplus	Earnings	Securities	Total
Balance at January 1, 2005	76,634,204	$1,222,507	$ 976,340	$231,700	$2,430,547

Net earnings	-	-	144,500	-	144,500
Change in unrealized	-	-	-	(5,500)	(5,500)
Comprehensive income					139,000

Dividends on Common Stock	-	-	(19,202)	-	(19,202)
Shares issued:
Exercise of stock options	783,988	20,538	-	-	20,538
Dividend reinvestment plan	106,050	2,982	-	-	2,982
Employee stock purchase plan	14,105	438	-	-	438
Retirement plan contributions	76,431	2,373	-	-	2,373
Deferred compensation distributions	7,374	222	-	-	222
Directors fees paid in stock	9,320	300	-	-	300
Shares tendered in option exercises	(401,784)	(6,415)	(6,015)	-	(12,430)
Capital transactions of subsidiaries	-	(7,315)	-	-	(7,315)
Other	-	779	-	-	779

Balance at June 30, 2005	77,229,688	$1,236,409	$1,095,623	$226,200	$2,558,232

Balance at January 1, 2004	73,056,085	$1,108,840	$ 664,721	$302,600	$2,076,161

Net earnings	-	-	129,140	-	129,140
Change in unrealized	-	-	-	(102,500)	(102,500)
Comprehensive income					26,640

Dividends on Common Stock	-	-	(18,303)	-	(18,303)
Shares issued:
Exercise of stock options	250,499	5,986	-	-	5,986
Dividend reinvestment plan	5,170	140	-	-	140
Employee stock purchase plan	14,506	425	-	-	425
Retirement plan contributions	76,274	2,269	-	-	2,269
Deferred compensation distributions	33,620	959	-	-	959
Directors fees paid in stock	11,666	339	-	-	339
Shares tendered in option exercises	(955)	(15)	(13)	-	(28)
Other	-	(447)	-	-	(447)

Balance at June 30, 2004	73,446,865	$1,118,496	$ 775,545	$200,100	$2,094,141

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)
	Six months ended
	June 30,
	2005	2004
Operating Activities:
Net earnings	$ 144,500	$ 129,140
Adjustments:
Cumulative effect of accounting change	-	1,837
Equity in net losses of investee	4,838	1,800
Minority interest	14,814	11,664
Depreciation and amortization	100,240	89,116
Annuity benefits	164,881	146,031
Realized gains on investing activities	(25,607)	(45,308)
Net purchases/sales of trading securities	9,596	(58,734)
Deferred annuity and life policy acquisition costs	(62,719)	(63,616)
Decrease in reinsurance and other receivables	233,269	135,491
Decrease (increase)in other assets	(17,521)	30,221
Increase in insurance claims and reserves	82,467	117,782
Decrease in payable to reinsurers	(229,396)	(27,427)
Increase (decrease) in other liabilities	75,181	(4,260)
Other, net	17,035	4,503
	511,578	468,240

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(2,287,028)	(3,021,929)
Equity securities	(124,173)	(73,185)
Subsidiary	-	(10,382)
Real estate, property and equipment	(62,566)	(12,192)
Maturities and redemptions of fixed maturity
investments	620,182	694,147
Sales of:
Fixed maturity investments	1,161,516	1,940,941
Equity securities	86,422	31,055
Real estate, property and equipment	11,783	9,562
Cash and short-term investments of business
acquired or sold, net	-	27,857
Increase in other investments	(2,330)	(22,291)
	(596,194)	(436,417)
Financing Activities:
Fixed annuity receipts	452,401	340,259
Annuity surrenders, benefits and withdrawals	(446,860)	(353,921)
Net transfers from (to) variable annuity assets	4,668	(3,766)
Additional long-term borrowings	100	195,007
Reductions of long-term debt	(17,717)	(7,897)
Repurchases of trust preferred securities	-	(188,961)
Issuances of Common Stock	6,683	5,830
Subsidiary's issuance of stock in public offering	40,391	-
Cash dividends paid on Common Stock	(16,220)	(18,163)
Other, net	(3,084)	973
	20,362	(30,639)

Net Increase (Decrease) in Cash and Short-term Investments	(64,254)	1,184

Cash and short-term investments at beginning of period	861,742	593,552

Cash and short-term investments at end of period	$ 797,488	$ 594,736

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES
A.	Accounting Policies	G.	Payable to Subsidiary Trusts
B.	Acquisitions and Sales of	H.	Shareholders' Equity
	Subsidiaries	I.	Income Taxes
C.	Subsidiary's Initial Public Offering	J.	Equity in Net Losses
D.	Segments of Operations		of Investee
E.	Deferred Policy Acquisition Costs	K.	Commitments and Contingencies
F.	Long-Term Debt	L.	Subsequent Event

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

  Managed Investment Entity  Through the first quarter of 2005, AFG consolidated a collateralized debt obligation ("CDO"). Since AFG had no right to use the CDO assets and the CDO liabilities could be extinguished only by using CDO assets, the assets and liabilities of the CDO were shown separate from AFG's other assets and liabilities in the Balance Sheet. Income and expenses of the CDO are shown separately in the Statement of Earnings; related minority interest is included in "Minority Interest Expense." In the first half of 2005, the CDO liquidated its investment portfolio and distributed the proceeds to its senior debt and equity investors, including AFG.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  Payable to Subsidiary Trusts  AFG and certain subsidiaries have formed wholly-owned subsidiary trusts that issued preferred securities and, in turn, purchased a like amount of subordinated debt from their parent company. Interest and principal payments from the parent fund the respective trust obligations. AFG does not consolidate these subsidiary trusts because they are "variable interest entities" in which AFG is not considered to be the primary beneficiary. Accordingly, the subordinated debt due to the trusts is shown as a liability in the Balance Sheet and the related interest expense is shown in the Statement of Earnings as "interest on subsidiary trust obligations."

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

  For SFAS No. 123 purposes, the "fair value" of $9.66 per option granted in the first six months of 2005 and $8.92 in the first six months of 2004 was calculated using the Black-Scholes option pricing model and the following assumptions: expected dividend yield of 2%; expected volatility of 28% in 2005 and 29% in 2004; risk-free interest rate of 4.3% for 2005 and 3.7% for 2004; and expected option life of 8.4 years in 2005 and 7.5 years in 2004. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value."

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings, as reported	$81,625	$55,940	$144,500	$129,140
Pro forma stock option expense,
net of tax	(1,784)	(2,143)	(3,433)	(3,360)

Adjusted net earnings	$79,841	$53,797	$141,067	$125,780

Earnings per share (as reported):
Basic	$1.06	$0.76	$1.88	$1.76
Diluted	$1.04	$0.75	$1.85	$1.73

Earnings per share (adjusted):
Basic	$1.04	$0.73	$1.83	$1.72
Diluted	$1.03	$0.73	$1.82	$1.70

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

  Benefit Plans  AFG provides retirement benefits to qualified employees of participating companies through the AFG Retirement and Savings Plan, a defined contribution plan. AFG makes all contributions to the retirement fund portion of the plan and matches a percentage of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions are initially invested primarily in securities of AFG and affiliates. Employees may re-direct the investment of their vested retirement fund account balances from securities of AFG and its affiliates to independently managed investment funds. The plan sells small amounts of AFG securities each day in a program intended to keep funds available for requested transfers to other funds. As of June 30, 2005, the Plan held 9% of AFG's outstanding Common Stock. Company contributions are expensed in the year for which they are declared.

  AFG and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFG also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period employees earn such benefits.

  Earnings Per Share Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: second quarter of 2005 and 2004 - 1,128,000 shares and 1,283,000 shares; six months of 2005 and 2004 - 1,111,000 shares and 1,229,000 shares, respectively.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
  Subsidiary's Initial Public Offering  An AFG majority-owned subsidiary, National Interstate Corporation ("NIC"), issued 3.4 million of its common shares in a February 2005 initial public offering. NIC used $15 million of the $40.4 million in proceeds to repay a loan to an AFG subsidiary and the balance for general corporate purposes. At June 30, 2005, AFG owned approximately 54% of NIC's common stock.
  Segments of Operations  AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity, supplemental insurance and life products, and (iii) other, which includes holding company costs and the operations of a CDO that AFG managed.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues (a)
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$201,586	$144,942	$ 369,657	$ 269,858
Specialty casualty	182,897	181,014	367,064	355,508
Specialty financial	86,652	99,488	178,422	183,850
California workers' compensation	86,577	82,798	173,901	160,227
Other	16,604	17,180	33,011	37,797
Other lines	1,019	4,098	2,379	9,081
	575,335	529,520	1,124,434	1,016,321
Investment income	70,116	63,702	138,485	127,427
Realized gains	8,449	3,958	9,296	29,953
Other	51,462	51,070	103,030	93,675
	705,362	648,250	1,375,245	1,267,376
Annuities, supplemental insurance
and life (b)	280,260	243,777	543,075	490,789
Other	9,027	9,386	8,312	17,541
	$994,649	$901,413	$1,926,632	$1,775,706

Operating Profit (Loss)
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 38,518	$ 22,216	$ 67,459	$ 42,875
Specialty casualty	7,666	877	14,234	11,670
Specialty financial	(7,838)	(1,506)	(11,906)	(2,260)
California workers' compensation	21,542	8,333	34,564	12,072
Other	612	1,934	(557)	118
Other lines	(1,382)	(2,259)	(2,846)	(4,706)
	59,118	29,595	100,948	59,769
Investment income, realized gains
and other	66,277	60,940	132,163	141,888
	125,395	90,535	233,111	201,657
Annuities, supplemental insurance
and life (b)	42,075	22,733	67,776	51,820
Other (c)	(17,864)	(20,598)	(46,959)	(42,539)
	$149,606	$ 92,670	$ 253,928	$ 210,938

(a) Revenues include sales of products and services as well as other income earned by the respective segments.

(b)  Includes realized gains (losses) of $13.6 million and ($3.3) million for the 2005 and 2004 quarters, and $13.6 million and $6.9 million for the six months, respectively. Excluding realized gains, investment income comprises approximately 54% of the revenues and premiums represent about 35%.

(c) Includes holding company expenses.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Deferred Policy Acquisition Costs  Included in deferred policy acquisition costs in AFG's Balance Sheet are $71.0 million and $72.7 million at June 30, 2005, and December 31, 2004, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity, supplemental insurance and life business. The PVFP amounts are net of $79.1 million and $73.2 million of accumulated amortization. Amortization of the PVFP was $2.2 million in the second quarter and $5.9 million in the first six months of 2005 and $1.9 million in the second quarter and $3.5 million in the first six months of 2004, respectively.

  Long-Term Debt  The carrying value of long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Holding Company:
AFG 7-1/8% Senior Debentures due April 2009	$296,958	$296,843
AFG Senior Convertible Notes due June 2033	189,857	189,857
AFG 7-1/8% Senior Debentures due February 2034	115,000	115,000
AFG 7-1/8% Senior Debentures due December 2007	61,993	75,100
Other	6,195	8,283

	$670,003	$685,083
Subsidiaries:
GAFRI 7-1/2% Senior Debentures due November 2033	$112,500	$112,500
GAFRI 6-7/8% Senior Notes due June 2008	100,000	100,000
GAFRI 7-1/4% Senior Debentures due January 2034	86,250	86,250
Notes payable secured by real estate	26,158	26,471
APU 10-7/8% Subordinated Notes due May 2011	8,153	8,181
Other	9,386	10,188

	$342,447	$343,590

At June 30, 2005, sinking fund and other scheduled principal payments on debt for the balance of 2005 and the subsequent five years were as follows (in millions):

	Holding
	Company	Subsidiaries	Total
2005	$ -	$ 8.5	$ 8.5
2006	-	19.5	19.5
2007	65.3	.1	65.4
2008	-	100.1	100.1
2009	298.0	.1	298.1
2010	-	1.9	1.9

GAFRI has entered into interest rate swaps that effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9% (effective rate of approximately 6.3% at June 30, 2005). The swaps realign GAFRI's mix of floating and fixed rate debt.

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

  Payable to Subsidiary Trusts (Issuers of Preferred Securities)  The preferred securities supported by the payable to subsidiary trusts consisted of the following (in thousands):

Date of		Amount Outstanding		Optional
Issuance	Issue (Maturity Date)	6/30/05	12/31/04	Redemption Dates
March 1997	GAFRI 8-7/8% Pfd (2027)	$42,800	$42,800	On or after 3/1/2007
May 2003	GAFRI 7.35% Pfd (2033)	20,000	20,000	On or after 5/15/2008
May 2003	NIC Variable Pfd (2033)	15,000	15,000	On or after 5/23/2008

NIC and GAFRI effectively provide unconditional guarantees of their respective trusts' obligations.

  Shareholders' Equity  AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

  Stock Incentive Plans  Under AFG's 2005 Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. This plan will replace AFG's existing stock option plan once the remaining 213,596 shares authorized under such plan have been granted. At June 30, 2005, there were 12.5 million shares of AFG Common Stock reserved for issuance under AFG's stock incentive plans. As of that date, options for 7.3 million shares were outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options generally expire ten years after the date of grant.

  Income Taxes  AFG's effective tax rate increased in the second quarter and first six months of 2005 primarily due to taxes recorded on the difference between AFG's book and tax basis in its investment in subsidiaries not included in the AFG tax group.

  The American Jobs Creation Act of 2004 provides a special one-time dividends received deduction on the repatriation of certain foreign earnings. In June 2005, Great American Life Assurance Company of Puerto Rico paid a $30 million dividend to GAFRI. Deferred taxes had previously been accrued on these earnings. While AFG is still evaluating whether it will remit any additional qualified foreign earnings under this provision in 2005, it does not believe the impact of any such election will be material to its results of operations.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Equity in Net Losses of Investee  Equity in net losses of investee represents AFG's share of the losses from a manufacturing business. Equity in net losses of investee for the second quarter of 2005 includes an impairment writedown of $3.9 million aftertax.
  Commitments and Contingencies  There have been no significant changes to the matters discussed and referred to in Note O - "Commitments and Contingencies" of AFG's 2004 Annual Report on Form 10-K.
  Subsequent Event  On July 28, 2005, AFG announced that it has executed a non-binding letter of intent to acquire the multi-peril crop insurance and the crop hail insurance businesses written through Farmers Crop Insurance Alliance, Inc. The transaction is subject to the companies' negotiation of a binding agreement and customary conditions and regulatory approvals.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	17	Results of Operations	23
Overview	17	General	23
Critical Accounting Policies	18	Income Items	23
Liquidity and Capital Resources	18	Expense Items	26
Ratios	19	Other Items	27
Sources of Funds	19	Proposed Accounting Standard	27
Investments	20
Uncertainties	23

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
    regulatory actions;
    changes in the legal environment affecting AFG or its customers;
    tax law changes;
    levels of natural catastrophes, terrorist events (including any nuclear, biological, chemical, or radiological events), incidents of war and other major losses;
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

AFG's net earnings for the second quarter of 2005 were $81.6 million or $1.04 per share (diluted), compared to $55.9 million or $0.75 per share recorded in the comparable period in 2004. The results reflect continued improvement in property and casualty underwriting results and higher realized gains on securities.

Net earnings for the first six months of 2005 were $144.5 million or $1.85 per share, compared to $129.1 million or $1.73 per share recorded in the comparable period in 2004. The improvement results from higher earnings from insurance operations, partially offset by lower realized gains on securities.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio (at the parent holding company level) was approximately 21% at June 30, 2005, 22% at December 31, 2004 and 21% at December 31, 2003.

AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	June 30,	December 31,
	2005	2004	2003
Consolidated debt (1)	$1,090	$1,106	$1,102
Total capital (2)	3,725	3,575	3,187
Ratio of debt to total capital	29%	31%	35%

(1) Includes payable to subsidiary trusts.
(2) Includes consolidated debt, minority interest and
shareholders' equity (excluding unrealized gains (losses)
related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.20 for the six months ended June 30, 2005 and 2.43 (1.91 excluding the $214.3 million third quarter gain on the sale of Provident Financial Group) for the entire year of 2004. Excluding annuity benefits, this ratio was 6.44 and 7.07 (4.85 excluding the Provident gain), respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

Sources of Funds

Parent Holding Company Liquidity  Management believes AFG has sufficient resources to meet its parent holding company liquidity requirements, primarily through funds generated by its subsidiaries' operations. If funds provided by subsidiaries through dividends and tax payments are insufficient to meet fixed charges and other holding company costs in any period, AFG could utilize parent company cash (approximately $80 million at July 31, 2005) or generate cash through borrowings, sales of securities or other assets, or similar transactions.

In November 2004, AFG replaced its existing credit line with a $300 million, four-year revolving credit facility. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on AFG's credit rating. No amounts have been borrowed under this agreement. This credit agreement provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent company.

Under a currently effective shelf registration statement, AFG can offer up to an aggregate of $517 million in additional equity or debt securities. The shelf registration provides AFG with greater flexibility to access the capital markets from time to time as market and other conditions permit.

Subsidiary Liquidity  AFG believes its insurance subsidiaries maintain sufficient liquidity to pay claims and benefits and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, catastrophe losses, inadequate premium rates, reinsurer insolvencies or unusually high annuity withdrawals.

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

In August 2004, GAFRI replaced its existing credit agreement with a $150 million four-year revolving credit facility; this facility was increased to $165 million in April 2005. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating. No amounts have been borrowed under this agreement. In addition, GAFRI can offer approximately $250 million in additional equity or debt securities under a currently effective shelf registration.

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

Investments  AFG's investment portfolio at June 30, 2005, contained $14.0 billion in "Fixed maturities" classified as available for sale and $554 million in "Other stocks," all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At June 30, 2005, AFG had pretax net unrealized gains of $408.0 million on fixed maturities and $48.5 million on other stocks.

Approximately 94% of the fixed maturities held by AFG at June 30, 2005, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at June 30, 2005, is shown in the following table (dollars in millions). Approximately $113 million of available for sale "Fixed maturities" and $17 million of "Other stocks" had no unrealized gains or losses at June 30, 2005.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for sale Fixed Maturities
Market value of securities	$10,777	$3,097
Amortized cost of securities	$10,332	$3,134
Gross unrealized gain (loss)	$ 445	($ 37)
Market value as % of amortized cost	104%	99%
Number of security positions	1,727	472
Number individually exceeding
$2 million gain or loss	15	-
Concentration of gains (losses) by
type or industry (exceeding 5% of
unrealized):
Banks, savings and credit institutions	$83.8	($ 1.4)
Gas and electric services	55.2	(1.5)
Mortgage-backed securities	49.2	(11.8)
U.S. Government and government agencies	23.7	(7.5)
State and municipal	23.6	(2.9)
Percentage rated investment grade	95%	92%

Other Stocks
Market value of securities	$258	$279
Cost of securities	$199	$289
Gross unrealized gain (loss)	$ 59	($ 10)
Market value as % of cost	130%	97%
Number individually exceeding
$2 million gain or loss	3	1

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at June 30, 2005, based on their market values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	3%	2%
After one year through five years	18	37
After five years through ten years	39	17
After ten years	11	3
	71	59
Mortgage-backed securities	29	41
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

AFG realized aggregate losses of $4.3 million during the first six months of 2005 on $111.2 million in sales of fixed maturity securities (four issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2004. The market value of one of the securities increased $389,000 from December 31 to the sale date. The market value of the other three securities decreased an aggregate of $652,000 from December 31 to the sale date.

Although AFG had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio.

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at June 30, 2005

Securities with unrealized gains:
Exceeding $500,000 (271 issues)	$ 3,962	$272	107%
Less than $500,000 (1,456 issues)	6,815	173	103
	$10,777	$445	104%

Securities with unrealized losses:
Exceeding $500,000 (13 issues)	$ 422	($ 11)	97%
Less than $500,000 (459 issues)	2,675	(26)	99
	$ 3,097	($ 37)	99%

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at June 30, 2005

Investment grade with losses for:
One year or less (295 issues)	$1,725	($12)	99%
Greater than one year (127 issues)	1,121	(19)	98
	$2,846	($31)	99%

Non-investment grade with losses for:
One year or less (33 issues)	$ 196	($ 4)	98%
Greater than one year (17 issues)	55	(2)	96
	$ 251	($ 6)	98%

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

As discussed in AFG's 2004 Form 10-K, from time to time, AFG has engaged independent experts to work closely with its claims staff to study the asbestos and environmental ("A&E") reserves of its insurance company subsidiaries. The most recent study was completed in the third quarter of 2001 and resulted in AFG recording a pretax charge of $100 million to increase its A&E reserves. Management believes that current practice of the property and casualty insurance industry is to commission a comprehensive study every three or four years. Accordingly, management plans to complete an independent review of its A&E reserves by the end of 2005. In addition, GAFRI will be reviewing the environmental liabilities at its former manufacturing operations (which were discontinued prior to 1993).

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles.

Operating earnings before income taxes improved $56.9 million in the second quarter of 2005 compared to the same period in 2004. The results reflect a $29.5 million improvement in property and casualty underwriting results and a $21.4 million increase in realized gains.

Six-month pretax operating earnings improved $43 million compared to 2004 reflecting a $52.1 million improvement in property and casualty operating earnings (excluding realized gains) and a $9.3 million increase in the operating earnings of the annuity, supplemental insurance and life business, partially offset by a $20.3 million decrease in realized gains.

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

Premiums and combined ratios for AFG's Specialty property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Gross Written Premiums (GAAP)
Specialty:
Property and transportation	$312.9	$338.2	$ 590.3	$ 578.1
Specialty casualty	363.6	388.3	721.1	751.6
Specialty financial	118.8	121.2	234.5	227.8
California workers' compensation	92.3	90.2	196.3	186.4
Other	2.4	(2.2)	3.7	(1.5)
Total Specialty	$890.0	$935.7	$1,745.9	$1,742.4

Net Written Premiums (GAAP)
Specialty:
Property and transportation	$235.3	$206.0	$ 437.8	$ 352.9
Specialty casualty	189.4	193.8	375.1	392.1
Specialty financial	90.7	95.4	186.8	186.0
California workers' compensation	82.8	80.6	176.3	164.6
Other	17.0	13.1	32.0	30.4
Total Specialty	$615.2	$588.9	$1,208.0	$1,126.0

Combined Ratios (GAAP)(a)
Specialty:
Property and transportation	80.9%	84.6%	81.8%	84.1%
Specialty casualty	95.8	99.4	96.1	96.8
Specialty financial	109.0	101.5	106.6	101.2
California workers' compensation	75.1	90.0	80.1	92.5
Other	96.3	88.7	101.7	99.7
Total Specialty	89.4%	94.0%	90.8%	93.6%

(a)  AFG's aggregate combined ratio, including other (primarily discontinued) lines, was 89.7% and 94.5% for the three months ended June 30, 2005 and 2004 and 91.0% and 94.1% for the six months ended June 30, 2005 and 2004, respectively.

Specialty  The Specialty group's gross written premiums were about 5% lower for the second quarter and at about the same level for the six months compared to the same periods in 2004. While certain operations experienced solid volume growth, overall premium levels for the Specialty insurance operations declined for the quarter due to price competition. Overall average rates in the 2005 second quarter were up slightly compared to the same period a year earlier. Management expects that overall average rates will remain relatively flat for the remainder of the year. Net written premiums increased 4% for the second quarter and 7% for the six months over the comparable 2004 periods, reflecting continued reductions in premiums ceded under reinsurance agreements.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Property and transportation gross written premiums decreased 7% for the second quarter compared to the 2004 quarter, due primarily to the effect of lower commodity prices earlier in the year which were used to establish the insured value of crop insurance coverages and lower volume resulting from competitive pricing within the excess property insurance operations. Through the first half of the year, however, such premiums were 2% higher than 2004 due to strong volume growth in the transportation and inland marine businesses. Net written premiums increased 14% and 24% during the second quarter and six months compared to the 2004 periods reflecting a reduction in reinsurance ceded, principally in the inland marine and crop insurance operations. The combined ratio for the second quarter and six months improved by 3.7 points and 2.3 points, respectively, over the 2004 periods reflecting favorable development of prior year loss reserves.

Specialty casualty gross written premiums decreased 6% in the second quarter and 4% in the first six months compared to the same periods in 2004 while net written premiums declined 2% and 4%, respectively, reflecting lower volume due to the effect of softer pricing in many of the casualty markets. The combined ratio for the second quarter improved 3.6 points compared to the 2004 quarter due to a decrease in unfavorable prior year development of loss reserves, particularly in the executive and professional liability business.

Specialty financial gross and net written premiums declined 2% and 5%, respectively, for the second quarter of 2005 compared to the same period in 2004, as reductions in volume in certain lender services operations more than offset growth in the fidelity and crime lines. For the six months, gross and net written premiums grew slightly over the 2004 period, driven by growth in the dealer services and fidelity and crime businesses in the 2005 first quarter. The combined ratio deteriorated by 7.5 points and 5.4 points for the second quarter and first six months of 2005 over the comparable 2004 periods. Although most operations continued to generate underwriting profits, losses from the residual value and surety businesses continue to unfavorably impact this group's results.

California workers' compensation gross written premiums grew 2% and 5% for the second quarter and first six months over the 2004 periods while net written premiums grew 3% and 7%, respectively, reflecting solid volume growth and retention, partially offset by lower rates. The combined ratio for the second quarter and six months improved 14.9 points and 12.4 points over the 2004 periods. This group's claim results continued to benefit from the California workers' compensation reforms enacted in 2003 and 2004. As a result of this improved claims position, this group filed for a 25% decrease in base rates, effective June 30, 2005. Management believes that the group's current rates are adequate to provide strong returns.

Investment Income  The increase in investment income for the second quarter and first six months of 2005 compared to the 2004 periods reflects an increase in average cash and investments of 12% for the quarter and 13% for the six months, partially offset by slightly lower average yields on fixed maturity investments.

Realized Gains  Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

Realized gains on securities include provisions for other than temporary impairment of securities still held as follows: second quarter of 2005 and 2004 - $5.7 million and $6.1 million; six months of 2005 and 2004 - $7.6 million and $8.1 million, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Other income	$35.4	$28.8	$58.7	$45.8
Other operating and general expenses	22.7	20.1	43.3	36.2
Interest charges on borrowed money	.5	.5	1.0	1.0
Minority interest expense, net	.7	.9	1.1	.9

The increase in income and expenses from real estate operations reflects acquisitions of new properties. Other income also includes net pretax gains on the sale of real estate assets of $6.4 million in the second quarter and $9.0 million for the first six months of 2005 and $4.9 million and $6.5 million for the 2004 periods.

Anticipated Real Estate Sales  AFG is pursuing the sale of its coal interests that are located primarily in Illinois, Ohio and Pennsylvania. At the end of July, AFG completed the sale of approximately half of its coal interests, realizing a pretax gain of approximately $30 million. AFG has also received expressions of interest in certain other real estate properties. Sales of these assets could result in significant gains in the second half of 2005.

Other Income  Other income increased $9.2 million (11%) for the second quarter and $26.7 million (18%) for the first six months of 2005 compared to 2004 due primarily to the increased income from real estate operations discussed above and an increase in revenues earned by AFG's warranty business ($2.6 million and $7.5 million higher for the quarter and six months).

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues additional reserves for (i) accrued persistency and premium bonuses and (ii) excess benefits expected to be paid on future deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect this accrual.

Historically, GAFRI has been able to react to changes in market interest rates and maintain a desired interest rate spread. Significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

The increase in annuity benefits in the 2005 periods compared to 2004 reflects the May 2004 acquisition of a block of annuity business.

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

Interest on Subsidiary Trust Obligations  Interest charges decreased $2.8 million for the first six months of 2005 compared to 2004 due to the retirement of trust preferred securities in the 2004 first quarter.

Other Operating and General Expenses  Other operating and general expenses increased $7.6 million (7%) and $19.9 million (9%) for the second quarter and first six months of 2005 compared to the 2004 periods. In the first half of 2005, real estate operating expenses increased $7.1 million (reflecting acquisitions) and warranty business expenses increased $10 million.

Minority Interest Expense  Minority interest expense represents the interest of non-controlling investors in the earnings or losses of consolidated subsidiaries. Included in minority interest expense in the first six months of 2004 is $1.2 million for the interest of minority holders in the CDO entity which AFG consolidated prior to its liquidation in 2005.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of June 30, 2005, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2004 Form 10-K.

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

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. Examples include subsidiary implementation of a new general ledger system and payroll system during the first quarter of 2005. There has been no change in AFG's business processes and procedures during the second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities  Under AFG's shareholder-approved Stock Option Plan, 62,373 shares of AFG Common Stock were tendered in connection with the exercise of stock options in the second quarter of 2005 (44,306 at $32.02 in May and 18,067 at $33.09 in June).

ITEM 4

Submission of Matters to a Vote of Security Holders

AFG's Annual Meeting of Shareholders was held on May 19, 2005; there were three matters voted upon: (Item 1) election of nine directors, (Item 2) approval of AFG 2005 Stock Incentive Plan and (Item 3) ratifying Ernst & Young as independent registered public accounting firm.

The votes cast for, against, withheld and the number of abstentions and broker non-votes as to each matter voted on at the 2005 Annual Meeting is set forth below:
					Broker
Name	For	Against	Withheld	Abstain	Non-Votes

Item 1
Theodore H. Emmerich	69,197,944	N/A	3,058,270	N/A	N/A
James E. Evans	67,572,600	N/A	4,683,614	N/A	N/A
Terry S. Jacobs	62,913,325	N/A	9,342,889	N/A	N/A
Carl H. Lindner	68,787,473	N/A	3,468,741	N/A	N/A
Carl H. Lindner III	68,678,696	N/A	3,577,518	N/A	N/A
S. Craig Lindner	68,679,170	N/A	3,577,044	N/A	N/A
William R. Martin	68,052,705	N/A	4,203,509	N/A	N/A
Kenneth C. Ambrecht	66,807,280	N/A	5,448,934	N/A	N/A
William W. Verity	67,187,238	N/A	5,068,976	N/A	N/A

Item 2	57,476,663	9,025,195	N/A	702,108	5,052,248

Item 3	71,306,014	273,860	N/A	676,288	52

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

_________________________________________________________

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.
American Financial Group, Inc.

August 5, 2005	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)