Form 10-Q
period 2005-09-30
AMERICAN FINANCIAL GROUP INC
filed 2005-11-04
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

       Indicate by check mark whether the Registrant is a shell company. Yes          No   X

       As of November 1, 2005, there were 77,554,158 shares of the Registrant's Common Stock outstanding, excluding 9,953,392 shares owned by a subsidiary.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

FINANCIAL INFORMATION

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Thousands)
	September 30,	December 31,
	2005	2004
Assets:
Cash and short-term investments	$ 641,308	$ 861,742
Investments:
Fixed maturities:
Available for sale - at market
(amortized cost - $14,087,625 and $13,035,165)	14,229,925	13,411,365
Trading - at market	276,368	292,233
Other stocks - at market
(cost - $470,798 and $456,053)	520,498	537,153
Policy loans	255,624	250,211
Real estate and other investments	330,567	283,929
Total cash and investments	16,254,290	15,636,633
Recoverables from reinsurers and prepaid
reinsurance premiums	3,463,535	3,440,592
Agents' balances and premiums receivable	816,904	518,464
Deferred policy acquisition costs	1,190,751	1,114,433
Other receivables	250,215	359,746
Investments of managed investment entity	-	392,624
Variable annuity assets (separate accounts)	629,627	620,007
Prepaid expenses, deferred charges and other assets	375,266	311,146
Goodwill	165,882	165,882

	$23,146,470	$22,559,527

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$5,880,453	$ 5,337,270
Unearned premiums	1,761,006	1,612,035
Annuity benefits accumulated	8,340,272	8,132,106
Life, accident and health reserves	1,070,593	1,021,986
Payable to reinsurers	462,236	513,565
Long-term debt:
Holding company	667,630	685,083
Subsidiaries	349,120	343,590
Payable to subsidiary trusts	77,800	77,800
Debt of managed investment entity	-	371,368
Variable annuity liabilities (separate accounts)	629,627	620,007
Accounts payable, accrued expenses and other
liabilities	1,243,920	1,194,584
Total liabilities	20,482,657	19,909,394

Minority interest	260,831	219,586

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 77,473,842 and 76,634,204 shares outstanding	77,474	76,634
Capital surplus	1,172,272	1,145,873
Retained earnings	1,059,536	976,340
Unrealized gain on marketable securities, net	93,700	231,700
Total shareholders' equity	2,402,982	2,430,547

	$23,146,470	$22,559,527

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Per Share Data)
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Income:
Property and casualty insurance premiums	$ 651,361	$ 549,296	$1,775,795	$1,565,617
Life, accident and health premiums	91,811	85,929	276,256	263,807
Investment income	214,076	201,631	640,734	589,613
Realized gains on securities	10,748	223,563	27,303	260,466
Revenues of managed investment entity	-	3,302	651	12,739
Other income	124,780	89,800	298,669	236,985
	1,092,776	1,153,521	3,019,408	2,929,227
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	604,433	397,746	1,311,613	1,045,520
Commissions and other underwriting
expenses	181,283	151,055	497,589	459,833
Annuity benefits	81,648	82,482	246,529	228,513
Life, accident and health benefits	72,436	63,981	211,014	199,200
Annuity, supplemental insurance and
life acquisition expenses	34,296	29,439	103,366	92,292
Interest charges on borrowed money	18,367	18,050	54,789	53,235
Interest on subsidiary trust obligations	1,637	1,552	4,848	7,558
Expenses of managed investment entity	-	4,123	774	10,651
Other operating and general expenses	122,978	172,509	359,260	388,903
	1,117,078	920,937	2,789,782	2,485,705

Operating earnings (loss) before
income taxes	(24,302)	232,584	229,626	443,522
Provision (credit) for income taxes	(5,199)	78,031	84,577	144,673

Net operating earnings (loss)	(19,103)	154,553	145,049	298,849

Minority interest expense	(7,261)	(10,987)	(22,075)	(22,651)
Equity in net losses of investee,
net of tax	(66)	(668)	(4,904)	(2,468)
Earnings (loss) from continuing operations	(26,430)	142,898	118,070	273,730
Discontinued operations	-	(942)	-	(797)
Cumulative effect of accounting change	-	(3,756)	-	(5,593)

Net Earnings (Loss)	($ 26,430)	$ 138,200	$ 118,070	$ 267,340

Basic earnings (loss) per Common Share:
Continuing operations	($0.34)	$1.94	$1.53	$3.73
Discontinued operations	-	(.01)	-	(.01)
Cumulative effect of accounting change	-	(.05)	-	(.08)
Net earnings (loss) available to
Common Shares	($0.34)	$1.88	$1.53	$3.64

Diluted earnings (loss) per Common Share:
Continuing operations	($0.34)	$1.91	$1.51	$3.67
Discontinued operations	-	(.01)	-	(.01)
Cumulative effect of accounting change	-	(.05)	-	(.08)
Net earnings (loss) available to
Common Shares	($0.34)	$1.85	$1.51	$3.58

Average number of Common Shares:
Basic	77,335	73,626	77,060	73,396
Diluted	78,702	74,762	78,267	74,597

Cash dividends per Common Share	$.125	$.125	$.375	$.375

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands)

		Common Stock		Unrealized
	Common	and Capital	Retained	Gain on
	Shares	Surplus	Earnings	Securities	Total
Balance at January 1, 2005	76,634,204	$1,222,507	$ 976,340	$231,700	$2,430,547

Net earnings	-	-	118,070	-	118,070
Change in unrealized	-	-	-	(138,000)	(138,000)
Comprehensive income(loss)					(19,930)

Dividends on Common Stock	-	-	(28,859)	-	(28,859)
Shares issued:
Exercise of stock options	947,138	25,518	-	-	25,518
Dividend reinvestment plan	144,303	4,214	-	-	4,214
Employee stock purchase plan	19,873	633	-	-	633
Retirement plan contributions	113,414	3,622	-	-	3,622
Deferred compensation distributions	7,374	222	-	-	222
Directors fees paid in stock	9,320	300	-	-	300
Shares tendered in option exercises	(401,784)	(6,415)	(6,015)	-	(12,430)
Capital transactions of subsidiaries	-	(7,850)	-	-	(7,850)
Other	-	6,995	-	-	6,995

Balance at September 30, 2005	77,473,842	$1,249,746	$1,059,536	$ 93,700	$2,402,982

Balance at January 1, 2004	73,056,085	$1,108,840	$ 664,721	$302,600	$2,076,161

Net earnings	-	-	267,340	-	267,340
Change in unrealized	-	-	-	(69,600)	(69,600)
Comprehensive income					197,740

Dividends on Common Stock	-	-	(27,506)	-	(27,506)
Shares issued:
Exercise of stock options	872,499	22,083	-	-	22,083
Dividend reinvestment plan	6,151	167	-	-	167
Employee stock purchase plan	20,908	616	-	-	616
Retirement plan contributions	107,898	3,212	-	-	3,212
Deferred compensation distributions	34,218	977	-	-	977
Directors fees paid in stock	11,666	339	-	-	339
Shares tendered in option exercises	(428,750)	(6,529)	(6,605)	-	(13,134)
Other	-	(350)	-	-	(350)

Balance at September 30, 2004	73,680,675	$1,129,355	$ 897,950	$233,000	$2,260,305

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)
	Nine months ended
	September 30,
	2005	2004
Operating Activities:
Net earnings	$ 118,070	$ 267,340
Adjustments:
Cumulative effect of accounting change	-	5,593
Equity in net losses of investee	4,904	2,468
Minority interest	22,075	22,651
Depreciation and amortization	148,442	127,986
Annuity benefits	246,529	228,513
Realized gains on investing activities	(68,320)	(274,577)
Net purchases/sales of trading securities	12,047	(85,683)
Deferred annuity and life policy acquisition costs	(94,021)	(95,035)
Increase in reinsurance and other receivables	(38,456)	(125,520)
Decrease (increase) in other assets	(5,053)	70,936
Increase in insurance claims and reserves	753,862	409,598
Increase (decrease) in payable to reinsurers	(251,267)	80,797
Increase (decrease) in other liabilities	(12,626)	127,035
Other, net	18,395	13,423
	854,581	775,525

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(3,258,133)	(3,729,889)
Equity securities	(181,606)	(131,932)
Subsidiary	(17,500)	(10,382)
Real estate, property and equipment	(69,327)	(46,887)
Maturities and redemptions of fixed maturity
investments	864,715	972,067
Sales of:
Fixed maturity investments	1,331,269	2,370,684
Equity securities	202,968	48,958
Real estate, property and equipment	44,727	15,542
Cash and short-term investments of businesses
acquired or sold, net	52,556	27,857
Increase in other investments	(9,615)	(16,667)
	(1,039,946)	(500,649)
Financing Activities:
Fixed annuity receipts	632,465	523,968
Annuity surrenders, benefits and withdrawals	(688,416)	(534,302)
Net transfers from variable annuity assets	10,127	1,996
Additional long-term borrowings	14,716	195,008
Reductions of long-term debt	(28,342)	(8,482)
Repurchases of trust preferred securities	-	(188,961)
Issuances of Common Stock	11,558	7,411
Subsidiary's issuance of stock in public offering	40,391	-
Cash dividends paid on Common Stock	(24,645)	(27,339)
Other, net	(2,923)	(642)
	(35,069)	(31,343)

Net Increase (Decrease) in Cash and Short-term Investments	(220,434)	243,533

Cash and short-term investments at beginning of period	861,742	593,552

Cash and short-term investments at end of period	$ 641,308	$ 837,085

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

  Investments  Fixed maturity securities and equity securities classified as "available for sale" are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Fixed maturities classified as "trading" are reported at fair value with changes in unrealized holding gains or losses during the period included in investment income. Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the creditworthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

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

  Managed Investment Entity  From year-end 2003 through the first quarter of 2005, AFG consolidated a collateralized debt obligation ("CDO"). Since AFG had no right to use the CDO assets and the CDO liabilities could be extinguished only by using CDO assets, the assets and liabilities of the CDO were shown separate from AFG's other assets and liabilities in the Balance Sheet. Income and expenses of the CDO are shown separately in the Statement of Operations; related minority interest is included in "Minority Interest Expense." In the first half of 2005, the CDO liquidated its investment portfolio and distributed the proceeds to its senior debt and equity investors, including AFG.

  Goodwill  Goodwill represents the excess of cost of subsidiaries over AFG's equity in their underlying net assets. Goodwill is not amortized but is subject to an impairment test annually, or more frequently if an event occurs that indicates the goodwill may be impaired. AFG performs its annual impairment test in the fourth quarter.

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

  DPAC related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of actual and expected gross profits on the policies. To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in "Unrealized gain on marketable securities, net" in the shareholders' equity section of the Balance Sheet.

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

         Annuity, Supplemental Insurance and Life Acquisition Expenses  Annuity, supplemental insurance and life acquisition expenses on the Statement of Operations consists of amortization of DPAC related to the annuity, supplemental insurance and life businesses. This line item also includes certain marketing and commission costs of those businesses that are expensed as paid.

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

  Payable to Subsidiary Trusts  Certain subsidiaries have wholly-owned subsidiary trusts that issued preferred securities and, in turn, purchased a like amount of subordinated debt from their parent company. Interest and principal payments from the parent fund the respective trust obligations. AFG does not consolidate these subsidiary trusts because they are "variable interest entities" in which AFG is not considered to be the primary beneficiary. Accordingly, the subordinated debt due to the trusts is shown as a liability in the Balance Sheet and the related interest expense is shown in the Statement of Operations as "interest on subsidiary trust obligations."

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

  The following table illustrates the effect on net earnings (loss) (in thousands) and earnings (loss) per share had compensation cost been recognized and determined based on the "fair values" at grant dates consistent with the method prescribed by SFAS No. 123.

  For SFAS No. 123 purposes, the "fair value" of $9.66 per option granted in the first nine months of 2005 and $8.92 in the first nine months of 2004 was calculated using the Black-Scholes option pricing model and the following assumptions: expected dividend yield of 2%; expected volatility of 28% in 2005 and 29% in 2004; risk-free interest rate of 4.3% for 2005 and 3.7% for 2004; and expected option life of 8.4 years in 2005 and 7.5 years in 2004. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value."

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings (loss), as reported	($26,430)	$138,200	$118,070	$267,340
Pro forma stock option expense,
net of tax	(1,875)	(1,602)	(5,614)	(4,810)

Adjusted net earnings (loss)	($28,305)	$136,598	$112,456	$262,530

Earnings (loss) per share (as reported):
Basic	($0.34)	$1.88	$1.53	$3.64
Diluted	($0.34)	$1.85	$1.51	$3.58

Earnings (loss) per share (adjusted):
Basic	($0.37)	$1.86	$1.46	$3.58
Diluted	($0.36)	$1.84	$1.45	$3.54

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which revises SFAS 123 and eliminates the use of the intrinsic value method prescribed by APB 25. Under SFAS 123(R), companies must recognize compensation expense for all new share-based awards (including employee stock options), and the nonvested portions of prior awards, based on their fair value at the date of grant. AFG expects to implement the new standard on January 1, 2006, on a prospective basis. After that date, compensation expense will be recognized for all share-based grants over their respective vesting periods. While AFG currently uses the Black-Scholes pricing model to measure the fair value of employee stock options for purposes of disclosing pro forma earnings, the use of other models are also permitted under SFAS No. 123(R). AFG has not yet determined which model it will use to measure the fair value of future stock option grants, and accordingly, cannot quantify the exact impact of implementing the new standard.

  Benefit Plans  AFG provides retirement benefits to qualified employees of participating companies through the AFG Retirement and Savings Plan, a defined contribution plan. AFG makes all contributions to the retirement fund portion of the plan and matches a percentage of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions are initially invested primarily in securities of AFG and affiliates. Employees may re-direct the investment of their vested retirement fund account balances from securities of AFG and its affiliates to independently managed investment funds. The plan sells small amounts of AFG securities each day in a program intended to keep funds available for requested transfers to other funds. As of September 30, 2005, the Plan held 9% of AFG's outstanding Common Stock. Company contributions are expensed in the year for which they are declared.

  AFG and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFG also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period employees earn such benefits.

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: third quarter of 2005 and 2004 - 1,367,000 shares and 1,136,000 shares; nine months of 2005 and 2004 - 1,207,000 shares and 1,201,000 shares, respectively.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Acquisitions and Sales of Subsidiaries

Farmers Crop Insurance Alliance, Inc.  On September 30, 2005, AFG acquired the multi-peril crop insurance and the crop hail insurance business written through Farmers Crop Insurance Alliance, Inc. for $17.5 million in cash. AFG will pay additional amounts of up to 10% of annual premiums over the next three years based on certain customer retention criteria. Approximately $16.5 million of the initial Farmers Crop purchase price, as well as any future payments (not expected to exceed $30 million) made based on customer retention, will be recorded as intangible renewal rights and amortized over four years on a straight-line basis. The business acquired generated gross written premiums of approximately $504 million in 2004. While AFG expects to retain a majority of this business, there is uncertainty as to the amount of premiums that ultimately will be retained due to the departure of several Farmers' employees in the months preceding the acquisition.

Transport Insurance Company  In November 2004, AFG completed the sale of Transport Insurance Company, an inactive property and casualty subsidiary with only run-off liabilities. Transport's results for 2004 are reflected as discontinued in the Statement of Operations.

National Health Annuity Business  In May 2004, GAFRI acquired the fixed annuity business of National Health Insurance Company (over 30,000 policies), increasing both annuity benefits accumulated and cash and investments by approximately $750 million.
  Subsidiary's Initial Public Offering  An AFG majority-owned subsidiary, National Interstate Corporation ("NIC"), issued 3.4 million of its common shares in a February 2005 initial public offering. NIC used $15 million of the $40.4 million in proceeds to repay a loan to an AFG subsidiary and the balance for general corporate purposes. At September 30, 2005, AFG owned approximately 54% of NIC's common stock.
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
Revenues (a)
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 270,662	$ 166,466	$ 640,319	$ 436,324
Specialty casualty	183,794	181,781	550,858	537,289
Specialty financial	91,586	87,884	270,008	271,734
California workers' compensation	88,128	90,937	262,029	251,164
Other	16,496	19,513	49,507	57,310
Other lines	695	2,715	3,074	11,796
	651,361	549,296	1,775,795	1,565,617
Investment income	71,336	64,794	209,821	192,221
Realized gains	7,561	179,135	16,857	209,088
Other	76,636	50,009	179,666	143,684
	806,894	843,234	2,182,139	2,110,610
Annuities, supplemental insurance
and life:
Investment income	141,951	136,682	428,685	396,729
Realized gains	3,008	44,381	16,635	51,282
Life, accident and health premiums	91,811	85,929	276,256	263,807
Other	38,963	35,816	97,232	81,779
	275,733	302,808	818,808	793,597
Other	10,149	7,479	18,461	25,020
	$1,092,776	$1,153,521	$3,019,408	$2,929,227

Operating Profit (Loss)
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 5,242	$ 769	$ 72,701	$ 43,644
Specialty casualty	19,475	2,264	33,709	13,934
Specialty financial	(9,253)	(4,566)	(21,159)	(6,826)
California workers' compensation	29,406	9,416	63,970	21,488
Other	(1,738)	(4,289)	(2,295)	(4,171)
Other lines (b)	(177,487)	(3,099)	(180,333)	(7,805)
	(134,355)	495	(33,407)	60,264
Investment income, realized gains
and other	98,397	232,931	230,560	374,819
	(35,958)	233,426	197,153	435,083
Annuities, supplemental insurance
and life (c)	26,731	71,818	94,507	123,638
Other (d)	(15,075)	(72,660)	(62,034)	(115,199)
	($ 24,302)	$ 232,584	$ 229,626	$ 443,522

(a) Revenues include sales of products and services as well as other income earned by the respective segments.
(b) Includes a third quarter 2005 charge of $179.3 million to increase asbestos and environmental reserves.
(c) Includes a third quarter 2005 charge of $9.5 million related to environmental liabilities at GAFRI's former manufacturing operations.
(d) Includes holding company expenses. The third quarter of 2004 includes a charge of $52 million resulting from the settlement of litigation.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Deferred Policy Acquisition Costs  Included in deferred policy acquisition costs in AFG's Balance Sheet are $66.0 million and $72.7 million at September 30, 2005, and December 31, 2004, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity, supplemental insurance and life business. The PVFP amounts are net of $80.7 million and $73.2 million of accumulated amortization. Amortization of the PVFP was $1.6 million in the third quarter and $7.5 million in the first nine months of 2005 and $1.7 million in the third quarter and $5.2 million in the first nine months of 2004, respectively.

  Long-Term Debt  The carrying value of long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Holding Company:
AFG 7-1/8% Senior Debentures due April 2009	$297,016	$296,843
AFG Senior Convertible Notes due June 2033	189,857	189,857
AFG 7-1/8% Senior Debentures due February 2034	115,000	115,000
AFG 7-1/8% Senior Debentures due December 2007	61,993	75,100
Other	3,764	8,283

	$667,630	$685,083
Subsidiaries:
GAFRI 7-1/2% Senior Debentures due November 2033	$112,500	$112,500
GAFRI 6-7/8% Senior Notes due June 2008	100,000	100,000
GAFRI 7-1/4% Senior Debentures due January 2034	86,250	86,250
Notes payable secured by real estate	33,243	26,471
APU 10-7/8% Subordinated Notes due May 2011	8,139	8,181
Other	8,988	10,188

	$349,120	$343,590

At September 30, 2005, sinking fund and other scheduled principal payments on debt for the balance of 2005 and the subsequent five years were as follows (in millions):

	Holding
	Company	Subsidiaries	Total
2005	$ -	$ .5	$ .5
2006	-	19.7	19.7
2007	62.8	.3	63.1
2008	-	100.3	100.3
2009	298.0	.4	298.4
2010	-	2.1	2.1

GAFRI has entered into interest rate swaps that effectively convert its 6-7/8% Senior Notes to a floating rate of 3-month LIBOR plus 2.9% (effective rate of approximately 6.8% at September 30, 2005 and 5.4% at December 31, 2004). The swaps realign GAFRI's mix of floating and fixed rate debt.

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
  Payable to Subsidiary Trusts (Issuers of Preferred Securities)  The preferred securities supported by the payable to subsidiary trusts consisted of the following (in thousands):

Date of		Amount Outstanding		Optional
Issuance	Issue (Maturity Date)	9/30/05	12/31/04	Redemption Dates
March 1997	GAFRI 8-7/8% Pfd (2027)	$42,800	$42,800	On or after 3/1/2007
May 2003	GAFRI 7.35% Pfd (2033)	20,000	20,000	On or after 5/15/2008
May 2003	NIC Variable Pfd (2033)	15,000	15,000	On or after 5/23/2008

NIC and GAFRI effectively provide unconditional guarantees of their respective trusts' obligations.

  Shareholders' Equity  AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

  Stock Incentive Plans  Under AFG's 2005 Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. This plan will replace AFG's existing stock option plan once the remaining 220,096 shares authorized under such plan have been granted. At September 30, 2005, there were 12.4 million shares of AFG Common Stock reserved for issuance under AFG's stock incentive plans. As of that date, options for 7.1 million shares were outstanding. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options generally expire ten years after the date of grant.

  Income Taxes  AFG's effective tax rate increased in 2005 due primarily to taxes recorded on the difference between AFG's book and tax basis in its investment in subsidiaries not included in the AFG tax group. In addition, the provision for income taxes in the third quarter of 2005 includes a $4.3 million charge for the settlement of certain prior year tax issues with the IRS.

  The American Jobs Creation Act of 2004 provides a special one-time dividends received deduction on the repatriation of certain foreign earnings. Through October 2005, Great American Life Assurance Company of Puerto Rico paid $40 million in dividends to GAFRI. Deferred taxes had previously been accrued on these earnings. While AFG is still evaluating whether it will remit any additional qualified foreign earnings under this provision in 2005, it does not believe the impact of any such election will be material to its results of operations.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Equity in Net Losses of Investee  Equity in net losses of investee represents AFG's share of the losses from a manufacturing business. Equity in net losses of investee for the first nine months of 2005 includes a second quarter impairment writedown of $3.9 million aftertax.
  Commitments and Contingencies  Except for the items discussed in Management's Discussion and Analysis - "Asbestos and Environmental Reserve Charge" and "Other Operating and General Expenses", there have been no significant changes to the matters discussed and referred to in Note O - "Commitments and Contingencies" of AFG's 2004 Annual Report on Form 10-K.
  Subsequent Event  In November 2005, AFG announced its intent to sell its 15% interest in The Cincinnati Reds, LLC. If the transaction is completed under the terms announced by the Reds, AFG would expect to recognize a pretax gain of approximately $23 million. See Management's Discussion and Analysis - "Real Estate Operations" for anticipated fourth quarter gains on real estate sales.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	17	Results of Operations	23
Overview	17	General	23
Critical Accounting Policies	18	Income Items	23
Liquidity and Capital Resources	19	Expense Items	28
Ratios	19	Other Items	29
Sources of Funds	19	Proposed Accounting Standard	29
Investments	20
Uncertainties	23

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

AFG reported a net loss for the third quarter of 2005 of $26.4 million or $.34 per share (diluted), compared to net earnings of $138.2 million or $1.85 per share recorded in the comparable period in 2004. Significantly improved underwriting results in AFG's Specialty property and casualty insurance operations and gains on the sale of Illinois coal assets were more than offset by a charge to strengthen asbestos and environmental ("A&E") reserves. Additionally, in the 2004 quarter, AFG reported a significant gain on the sale of Provident Financial Group, partially offset by a litigation charge.

Net earnings for the first nine months of 2005 were $118.1 million or $1.51 per share, compared to $267.3 million or $3.58 per share recorded in the comparable period in 2004. The decline reflects the items discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	September 30,	December 31,
	2005	2004	2003
Consolidated debt (1)	$1,095	$1,106	$1,102
Total capital (2)	3,696	3,575	3,187
Ratio of debt to total capital	29.6%	30.9%	34.6%

(1) Includes payable to subsidiary trusts.
(2) Includes consolidated debt, minority interest and
shareholders' equity (excluding unrealized gains (losses)
related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.73 for the nine months ended September 30, 2005 (2.32 excluding the A&E charge) and 2.43 (1.91 excluding the Provident gain) for the entire year of 2004. Excluding annuity benefits, this ratio was 4.27 (6.96 excluding the A&E charge) and 7.07 (4.85 excluding the Provident gain), respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

Sources of Funds

Parent Holding Company Liquidity  Management believes AFG has sufficient resources to meet its parent holding company liquidity requirements, primarily through funds generated by its subsidiaries' operations. If funds provided by subsidiaries through dividends and tax payments are insufficient to meet fixed charges and other holding company costs in any period, AFG could utilize parent company cash (approximately $100 million at September 30, 2005) or generate cash through borrowings, sales of securities or other assets, or similar transactions.

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

Under a currently effective shelf registration statement, AFG can offer up to an aggregate of $517 million in additional equity or debt securities including 2.3 million shares of common stock remaining under a 2004 equity distribution agreement with UBS Securities LLC. The shelf registration provides AFG with greater flexibility to access the capital markets from time to time as market and other conditions permit.

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

Investments  AFG's investment portfolio at September 30, 2005, contained $14.2 billion in "Fixed maturities" classified as available for sale and $520 million in "Other stocks," all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At September 30, 2005, AFG had pretax net unrealized gains of $142.3 million on fixed maturities and $49.7 million on other stocks.

Approximately 94% of the fixed maturities held by AFG at September 30, 2005, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at September 30, 2005, is shown in the following table (dollars in millions). Approximately $68 million of available for sale "Fixed maturities" and $15 million of "Other stocks" had no unrealized gains or losses at September 30, 2005.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for sale Fixed Maturities
Market value of securities	$ 6,990	$ 7,172
Amortized cost of securities	$ 6,737	$ 7,283
Gross unrealized gain (loss)	$ 253	($ 111)
Market value as % of amortized cost	104%	98%
Number of security positions	1,328	981
Number individually exceeding
$2 million gain or loss	3	-
Concentration of gains (losses) by
type or industry (exceeding 5% of
unrealized):
Banks, savings and credit institutions	$40.6	($ 5.9)
Gas and electric services	35.0	(3.1)
Mortgage-backed securities	19.1	(49.4)
U.S. Government and government agencies	14.3	(15.7)
Telephone communications	14.9	(1.9)
State and municipal	13.1	(7.4)
Percentage rated investment grade	92%	96%

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at September 30, 2005, based on their market values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	4%	2%
After one year through five years	21	25
After five years through ten years	44	21
After ten years	14	5
	83	53
Mortgage-backed securities	17	47
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

AFG realized aggregate losses of $4.5 million during the first nine months of 2005 on $132.7 million in sales of fixed maturity securities (five issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2004. The market value of two of the securities increased an aggregate of $677,000 from December 31 to the sale date. The market value of the other three securities decreased an aggregate of $652,000 from December 31 to the sale date.

Although AFG had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular industry, or to modify asset allocation within the portfolio.

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at September 30, 2005

Securities with unrealized gains:
Exceeding $500,000 (135 issues)	$1,769	$124	108%
Less than $500,000 (1,193 issues)	5,221	129	103
	$6,990	$253	104%

Securities with unrealized losses:
Exceeding $500,000 (42 issues)	$1,256	($ 36)	97%
Less than $500,000 (939 issues)	5,916	(75)	99
	$7,172	($111)	98%

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Market
	Aggregate	Aggregate	Value as
	Market	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at September 30, 2005

Investment grade with losses for:
One year or less (789 issues)	$5,825	($ 73)	99%
Greater than one year (135 issues)	1,081	(32)	97
	$6,906	($105)	99%

Non-investment grade with losses for:
One year or less (43 issues)	$ 231	($ 4)	98%
Greater than one year (14 issues)	35	(2)	95
	$ 266	($ 6)	98%

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

See Management's Discussion and Analysis - "Asbestos and Environmental Charge" for a discussion of AFG's third quarter 2005 charge to increase its A&E reserves.

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles.

AFG reported an operating loss before income taxes of $24.3 million in the third quarter of 2005 compared to operating earnings before income taxes of $232.6 million in the 2004 quarter. A $39.5 million improvement in Specialty property and casualty insurance underwriting results compared to the 2004 quarter and $30.9 million in pretax gains from the sale of Illinois coal assets were more than offset by $189 million in pretax charges resulting from strengthening A&E reserves within AFG's run-off operations. The 2005 results include $40 million in pretax losses from hurricanes Katrina and Rita compared to $35 million in hurricane losses in the 2004 period. Results for the 2004 quarter include a $214 million pretax gain on the sale of Provident Financial Group securities and a $52 million litigation charge.

Nine month pretax operating earnings decreased $213.9 million compared to 2004 reflecting a $78.9 million improvement in Specialty property and casualty insurance underwriting results which was more than offset by the net effect of the other third quarter items discussed above.

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

Premiums and combined ratios for AFG's Specialty property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Gross Written Premiums (GAAP)
Specialty:
Property and transportation	$ 496.8	$ 527.7	$1,087.1	$1,105.8
Specialty casualty	359.6	364.8	1,080.7	1,116.4
Specialty financial	133.1	114.7	367.6	342.5
California workers' compensation	93.5	97.3	289.8	283.7
Other	(2.5)	1.7	1.2	.2
Total Specialty	$1,080.5	$1,106.2	$2,826.4	$2,848.6

Net Written Premiums (GAAP)
Specialty:
Property and transportation	$ 291.0	$ 172.4	$ 728.8	$ 525.3
Specialty casualty	192.3	189.4	567.4	581.5
Specialty financial	107.9	91.5	294.7	277.5
California workers' compensation	84.2	87.4	260.5	252.0
Other	16.4	19.8	48.4	50.2
Total Specialty	$ 691.8	$ 560.5	$1,899.8	$1,686.5

Combined Ratios (GAAP)(a)
Specialty:
Property and transportation (b)	98.1%	99.5%	88.7%	90.0%
Specialty casualty	89.4	98.7	93.9	97.4
Specialty financial (c)	110.1	105.2	107.8	102.5
California workers' compensation	66.7	89.7	75.5	91.5
Other	110.6	122.0	104.6	107.3
Total Specialty (d)	93.3%	99.4%	91.8%	95.6%

(a)

AFG's aggregate combined ratio, including other (primarily discontinued) lines, was 120.6% and 99.9% for the three months ended September 30, 2005 and 2004 and 101.8% and 96.2% for the nine months ended September 30, 2005 and 2004, respectively. The aggregate ratio includes 27.5 points and 10.1 points, respectively, for the three and nine month periods of 2005 relating to the A&E charge.

(b)

Includes the effect of hurricane losses for the 2005 three and nine month periods of 10.8 points and 4.6 points, respectively, and for the 2004 three and nine month periods of 16.6 points and 6.3 points, respectively.

(c)

Includes the effect of hurricane losses for the 2005 three and nine month periods of 7.1 points and 2.4 points, respectively, and for the 2004 three and nine month periods of 2.9 points and 0.9 points, respectively.

(d)

Excludes discontinued operations. Includes the effect of hurricane losses of 6.2% and 2.3%, respectively, for the three and nine month periods of 2005 and 6.4% and 2.3%, respectively, for the three and nine month periods of 2004.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Gross written premiums of the Specialty business were 2% lower for the third quarter and 1% lower for the nine months compared to the same periods in 2004. While certain operations experienced volume growth, overall premium levels for the Specialty insurance operations continued to be impacted by the moderating rate environment. Overall average rates in the 2005 third quarter were down slightly compared to the same period a year earlier. Net written premiums increased 23% for the third quarter and 13% for the nine months over the comparable 2004 periods, reflecting continued increases in retention of premiums under reinsurance agreements.

Property and transportation gross written premiums decreased 6% for the third quarter and 2% for the nine months compared to the 2004 periods, due primarily to the effect of lower commodity prices earlier in the year which were used to establish the insured value of crop insurance coverages and lower volume resulting from competitive pricing within the excess property insurance operations. Net written premiums increased 69% and 39% during the third quarter and nine months compared to the 2004 periods reflecting a reduction in reinsurance ceded, principally in the crop insurance and inland marine operations. Excluding the effect of hurricanes in both periods, the combined ratio for the 2005 quarter was 4.4 points higher than the 2004 third quarter, reflecting primarily the exceptionally strong profitability reported by the crop insurance business in the 2004 period. This group's combined ratio for the first nine months of 2005 was comparable to the 2004 period, excluding the effects of hurricane losses in both years.

Specialty casualty gross written premiums decreased 1% in the third quarter and 3% in the first nine months compared to the same periods in 2004 while net written premiums increased slightly in the third quarter and decreased 2% in the nine months, reflecting lower volume due to the effect of softer pricing in many of the casualty markets. The combined ratio improved 9.3 points and 3.5 points, respectively, for the third quarter and first nine months of 2005 compared to the 2004 periods due to a decrease in unfavorable prior year development of loss reserves, particularly in the executive and professional liability business.

Specialty financial gross and net written premiums grew 16% and 18%, respectively, for the third quarter of 2005 compared to the same period in 2004, due primarily to increases in the leased equipment lines and surety business. Gross and net written premiums for the first nine months of 2005 were 7% and 6% higher than the 2004 period, reflecting growth in the dealer services and fidelity and crime businesses in the 2005 first quarter. This group's combined ratio in the third quarter of 2005 included 7.1 points from hurricane losses compared to 2.9 points in the 2004 third quarter. Although most operations continued to generate underwriting profits, losses from the residual value business continue to adversely impact this group's results.

California workers' compensation gross and net written premiums for the 2005 quarter were 4% below the 2004 quarter due to the lower rate environment. Through the first nine months of 2005, gross written premiums grew 2% and net written premiums grew 3% compared to 2004 as volume growth and retention more than offset the lower rates. The combined ratio for the third quarter and nine months improved 23 points and 16 points over the 2004 periods, respectively. Rate decreases in California, which are responsive to the improving claims environment, averaged 26% for the 2005 third quarter and 14% for the first nine months of 2005. Management believes that the group's current rates are adequate to continue to generate favorable returns.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Asbestos and Environmental Reserve Charge  AFG recently completed a comprehensive study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty group. AFG has undertaken periodic reviews of its A&E reserves with the aid of an international independent actuarial firm and specialty outside counsel. As a result of its study, AFG recorded a 2005 third quarter pre-tax charge of $179 million, net of $26 million in reinsurance recoverables. This charge resulted in an increase in asbestos reserves of $124 million and environmental and other mass tort reserves of $55 million. At September 30, 2005, AFG's A&E reserves were $475 million, net of reinsurance recoverables. At that date, AFG's three year survival ratio was 21.8 times paid losses for the asbestos reserves and 13.2 times paid losses for the total A&E reserves (16.8 and 10.6 times paid losses, respectively, excluding amounts associated with the 2003 settlement of asbestos related coverage litigation for A.P. Green Industries).

This study reviewed open and closed A&E claims at June 30, 2005. With respect to asbestos, it considered both direct insurance and assumed reinsurance, products and non-products exposure, paid claims history, the pattern of new claims, settlements and projected development. As has been reported by others, the asbestos legal climate remains very difficult to predict. While some progress has been made in state asbestos tort reform, that progress has been somewhat offset by increased claims costs, increased defense costs, the assertion of non-products theories and an increasing number of claims against small to mid-sized insureds.

A primary driver of the increase in AFG's asbestos reserves is the use by independent actuaries of evolving methodologies, including developing parameters for estimating loss adjustment expenses and reducing reliance on extrapolation techniques. In addition, the independent actuaries have indicated that their views have evolved regarding estimation of the potential exposure for both products and non-products claims. In the actuaries' view, this refined approach has increased estimates of the company's indicated ultimate losses. The estimates of industry ultimate losses and AFG's historic premium market share have not changed since the 2001 study. In addition, there has been no significant change in AFG's payment patterns. In the 2005 study, the actuaries also have given additional weight to claims associated with peripheral defendants bringing direct insurance claims. While no single claim presents an unduly large exposure, the increase in the number of direct insurance claims from peripheral defendants has increased the projections of future defense cost and loss exposure.

While tort reform is helping in some jurisdictions, the legal climate in many jurisdictions continues to deteriorate, with larger verdict values being experienced. Expanding coverage interpretations by some courts also has led to increased exposure to some policies in certain jurisdictions.

With respect to the environmental claims, the study considered both direct insurance and assumed reinsurance, projected exposure at both National Priorities List ("NPL") sites and non-NPL sites, historic payment patterns, patterns of new claims, settlements and projected development. The increase in environmental reserves is primarily due to an increase in clean up costs at certain sites above prior expectations and a recent unexpected increase in the number of new claims that have been reported to the Company. In addition, projected development on a few claims exceeded estimates in the previous 2001 study.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Establishing reserves for A&E claims relating to policies and participations in reinsurance treaties and former operations is subject to uncertainties that are significantly greater than those presented by other types of claims. For further discussion, see Management's Discussion and Analysis - "Uncertainties" in AFG's 2004 Form 10-K.

Investment Income  The increase in investment income for the third quarter and first nine months of 2005 compared to the 2004 periods reflects an increase in average cash and investments of 8% for the quarter and 11% for the nine months, partially offset by slightly lower average yields on fixed maturity investments.

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

Realized gains on securities include provisions for other than temporary impairment of securities still held as follows: third quarter of 2005 and 2004 -$3.9 million and $5.1 million; nine months of 2005 and 2004 - $11.5 million and $13.2 million, respectively.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Operations as shown below (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Other income	$65.9	$34.6	$124.6	$80.4
Other operating and general expenses	25.1	24.5	68.4	60.7
Interest charges on borrowed money	.4	.5	1.4	1.5
Minority interest expense, net	.9	1.3	2.0	2.2

The increase in income from real estate operations reflects a $30.9 million pretax gain on the sale of Illinois coal reserves and to a lesser extent, acquisitions of new properties. Other income also includes net pretax gains on the sale of other real estate assets of $1.1 million in the third quarter and $10.1 million for the first nine months of 2005 and $3.9 million and $10.4 million for the 2004 periods.

Fourth Quarter Real Estate Sales  AFG has a definitive agreement to sell its remaining coal interests in Ohio and Pennsylvania and expects to record a pretax gain on the sale of approximately $26 million in the 2005 fourth quarter. In addition, on October 13, 2005, GAFRI completed the sale of the Driskill Hotel in Austin, Texas and expects to recognize a pretax gain of approximately $18 million, after transaction costs and the write-off of certain deferred annuity acquisition costs associated with the gain recognition.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Other Income  Other income increased $35 million (39%) for the third quarter and $61.7 million (26%) for the first nine months of 2005 compared to 2004 due primarily to the increased income from real estate operations discussed above and, to a lesser extent, an increase in revenues earned by AFG's warranty business ($4.3 million and $11.8 million higher for the quarter and nine months).

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

Annuity benefits in the third quarter of 2005 were comparable to the third quarter of 2004 as an increase in reserves due to new business was offset by lower average crediting rates. Annuity benefits for the first nine months of 2005 increased $18.0 million (8%) compared to the same period in 2004 reflecting a full nine months of activity on the block of annuity policies acquired in May 2004.

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

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. GAFRI's actuarial assumptions include an assumed reinvestment rate of 5.5% in 2005 increasing ratably to an ultimate assumed reinvestment rate of 7.0%. If the current interest rate environment persists through the end of the year, including a flattened yield curve, GAFRI may be required to write-off DPAC related to its fixed annuity operations. In addition, continued spread compression, decreases in the stock market and adverse mortality could also lead to write-offs of DPAC in the future. Any potential write-off of DPAC is not expected to have a material impact on the company's liquidity or results of operations.

Interest Expense  AFG has generally financed its borrowings on a long-term basis, which has resulted in higher current costs.

Interest on Subsidiary Trust Obligations  Interest charges decreased $2.7 million for the first nine months of 2005 compared to 2004 due to the retirement of trust preferred securities in the 2004 first quarter.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Other Operating and General Expenses  Other operating and general expenses for the third quarter of 2005 include a $9.5 million pretax charge to increase reserves related to environmental liabilities at GAFRI's former manufacturing operations. In 2004, this expense includes a $52 million third quarter charge based on APU's settlement of litigation related to environmental clean-up costs at a former railroad site and a $4 million goodwill write-off in the annuity and life operations. Excluding these items, other operating and general expenses decreased $3.1 million (3%) for the third quarter and increased $16.8 million (5%) for the first nine months of 2005 compared to the 2004 periods. The increase for the nine month period reflects increased expenses in both the real estate operations (resulting from acquisitions) and the warranty business.

Minority Interest Expense  Minority interest expense represents the interest of non-controlling investors in the earnings or losses of consolidated subsidiaries. Included in minority interest expense in the first nine months of 2004 is $1.2 million for the interest of minority holders in the CDO entity which AFG consolidated prior to its liquidation in 2005.

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

Proposed Accounting Standard

Convertible Notes  The FASB has proposed an amendment to SFAS 128, "Earnings per Share." Currently, SFAS 128 allows companies issuing securities that can be settled in cash or stock (such as AFG's convertible notes) to exclude the issuable shares from the calculation of diluted earnings per share when there is a stated intent and ability to deliver cash in lieu of stock upon settlement or conversion. The proposed amendment would require companies to assume settlement in stock (despite the ability and intent to settle in cash) and include those shares in the calculation of diluted earnings per share. Should the FASB proposal be adopted as proposed, AFG anticipates that it will amend the convertible note indenture to eliminate the option to settle the accreted value of the notes in shares, and thereby mitigate the proposal's impact on dilution.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

Other than as discussed in Management's Discussion and Analysis - "Annuity, Supplemental Insurance and Life Acquisition Expenses," with respect to a potential write-off of deferred acquisition costs in the fourth quarter of 2005, as of September 30, 2005, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2004 Form 10-K.

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

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. Examples include subsidiary implementation of a new general ledger system and payroll system during the first quarter of 2005. There has been no change in AFG's business processes and procedures during the third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 1

Legal Proceedings

As previously reported under "Legal Proceedings" in AFG's 2004 Form 10-K, Great American Insurance Company entered into an agreement in 2003, which was approved by the bankruptcy court, for the settlement of coverage litigation related to A.P. Green asbestos claims. The settlement is for $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest). The agreement allows up to 10% of the settlement to be paid in AFG Common Stock. The settlement agreement is conditioned upon confirmation of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies.

On September 15, 2005, A.P. Green filed its First Amended Plan of Reorganization. The plan is undergoing review for comment by interested parties. No assurance can be made that all conditions will be met; no payments are required until completion of the process. If the conditions are not met, the outcome of this litigation will again be subject to the complexities and uncertainties associated with a Chapter 11 proceeding and asbestos coverage litigation.

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
American Financial Group, Inc.

November 4, 2005	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)