Form 10-K
period 2005-12-31
AMERICAN FINANCIAL GROUP INC
filed 2006-03-07
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

One East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock	New York Stock Exchange and Nasdaq National Market
7-1/8% Senior Debentures due December 15, 2007	New York Stock Exchange
7-1/8% Senior Debentures due April 15, 2009	New York Stock Exchange
7-1/8% Senior Debentures due February 3, 2034	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Other securities for which reports are submitted pursuant to Section 15(d) of the Act:

        Senior Convertible Notes due June 2, 2033

        Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  X   No

        Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes       No  X

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

        Indicate by check mark whether the Registrant is an accelerated filer.  Yes  X   No

        Indicate by check mark whether the Registrant is a shell company.  Yes       No  X

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $1.8 billion (based upon non-affiliate holdings of 54,361,802 shares and a market price of $33.52 per share at June 30, 2005).

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 78,171,344 shares (excluding 9,953,392 shares owned by a subsidiary) as of February 1, 2006.

_________________

Documents Incorporated by Reference:

Proxy Statement for 2006 Annual Meeting of Stockholders (portions of which are incorporated by reference into
Part III hereof).

AMERICAN FINANCIAL GROUP, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Form 10-K, chiefly in Items 1, 3, 5, 7 and 8, contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "seeks", "could", "may", "should", "will" or the negative version of those words or other comparable terminology. Such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings and investment activities; recoverability of asset values; expected losses and the adequacy of reserves for asbestos, environmental pollution and mass tort claims; rate increases; and improved loss experience.

Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:
  changes in economic conditions, including interest rates, performance of securities markets, and the availability of capital;
  regulatory actions;
  changes in legal environment affecting AFG or its customers;
  tax law changes;
  levels of natural catastrophes, terrorist events (including any nuclear, biological, chemical or radiological events), incidents of war and other major losses;
  development of insurance loss reserves and other reserves, particularly with respect to amounts associated with asbestos and environmental claims;
  the unpredictability of possible future litigation;
  trends in persistency, mortality and morbidity;
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

Introduction

American Financial Group, Inc. ("AFG") is a holding company that, through subsidiaries, is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of fixed and variable annuities and various forms of supplemental insurance. AFG was incorporated as an Ohio corporation in 1997; its predecessor holding company originated in 1955. Its insurance subsidiaries have been operating as far back as the 1800's. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. SEC filings, news releases, AFG's Code of Ethics applicable to directors, officers and employees and other information may be accessed free of charge through AFG's Internet site at: www.afginc.com.

(Information on AFG's Internet site is not part of this Form 10-K.)

At February 1, 2006, AFG's Chairman of the Board (Carl H. Lindner) and its Co-CEOs (Carl H. Lindner III and S. Craig Lindner, sons of the Chairman) beneficially owned 11.8%, 7.3% and 7.3%, respectively, of AFG's outstanding Common Stock. Another son (Keith E. Lindner) publicly reported in November 2005 that he beneficially owned shares representing 8.8% of AFG's outstanding Common Stock.

Property and Casualty Insurance Operations

The property and casualty group reports to a single senior executive and is comprised of multiple business units that operate autonomously but with certain central controls and full accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG's property and casualty insurance operations employed approximately 4,800 persons as of December 31, 2005.

The property and casualty group operates in a highly competitive industry that is affected by many factors that can cause significant fluctuations in its results of operations. The industry has historically been subject to pricing cycles characterized by periods of intense competition and lower premium rates (a "downcycle") followed by periods of reduced competition, reduced underwriting capacity due to lower policyholders' surplus and higher premium rates (an "upcycle"). After being in an extended downcycle during the 1990s, the property and casualty insurance industry experienced an upcycle with significant market firming and price increases in certain specialty markets during 2000 into 2003. Rate increases moderated during the latter part of 2003 and that trend continued during 2004 and 2005.

The primary objectives of AFG's property and casualty insurance operations are to achieve solid underwriting profitability and provide excellent service to its policyholders. Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of underwriting losses, loss adjustment expenses ("LAE"), underwriting expenses and policyholder dividends to premiums. A combined ratio under 100% is indicative of an underwriting profit. The combined ratio does not reflect investment income, other income or federal income taxes.

While many costs included in underwriting may be readily determined (commissions, administrative expenses, and many of the losses on claims reported), the process of determining overall underwriting results is also highly dependent upon the use of estimates in the case of losses incurred or expected but not yet reported or developed. Actuarial procedures and projections are used to obtain "point estimates" of ultimate losses. While the process is imprecise and develops amounts which are subject to change over time, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

AFG's statutory combined ratio averaged 100.0% for the period 2003 to 2005 (or 97.1% excluding a 2005 charge of $179 million related to asbestos, environmental and other mass tort matters) as compared to 100.1% for the property and casualty industry over the same period (Source: "Best's Review/Preview - Property/Casualty" - January 2006 Edition). AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company's ability to consistently outperform the industry's underwriting results. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

Generally, while financial data is reported on a statutory basis for insurance regulatory purposes, it is reported in accordance with generally accepted accounting principles ("GAAP") for shareholder and other investment purposes. In general, statutory accounting results in lower capital and surplus and lower net earnings than result from application of GAAP. Major differences include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; reporting investment-grade bonds and redeemable preferred stocks at amortized cost rather than fair value; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liabilities; and charging to surplus certain assets, such as furniture and fixtures and agents' balances over 90 days old.

Unless indicated otherwise, the financial information presented for the property and casualty insurance operations herein is presented based on GAAP. Statutory information is provided for industry comparisons or where comparable GAAP information is not readily available.

Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the Company's performance. See Note C - "Segments of Operations" to the financial statements for the reconciliation of AFG's operating profit by significant business segment to the Statement of Earnings.

The following table shows the performance of AFG's property and casualty insurance operations (dollars in millions):

	2005	2004	2003

Gross written premiums (a)	$3,640	$3,646	$3,508
Ceded reinsurance (a)	(1,192)	(1,417)	(1,496)
Net written premiums	$2,448	$2,229	$2,012

Net earned premiums	$2,366	$2,110	$1,909
Loss and LAE	1,510	1,416	1,353
Asbestos, environmental and other
mass tort reserves	179	-	-
Underwriting expenses	652	582	534
Underwriting gain	$ 25	$ 112	$ 22

GAAP ratios:
Loss and LAE ratio	71.4%	67.2%	70.9%
Underwriting expense ratio	27.6	27.6	28.0
Combined ratio (b)	99.0%	94.8%	98.9%

Statutory ratios:
Loss and LAE ratio	74.7%	68.5%	72.1%
Underwriting expense ratio	27.9	27.8	28.2
Combined ratio (b)	102.6%	96.3%	100.3%

Industry statutory combined ratio (c)
All lines	102.0%	98.1%	100.2%
Commercial lines	102.5%	100.2%	101.9%

(a)

Excludes the following premiums that were written under special arrangements on behalf of, and fully reinsured to, Infinity (following its sale in February 2003) and the purchaser of the Japanese division (sold in
2001): 2005 - $59 million; 2004 - $91 million; and 2003 - $122 million.
Includes $332 million in gross written premiums and $174 million in ceded reinsurance from the personal lines business prior to its sale in 2003.

(b)

The combined ratios include 7.6 percentage points for GAAP and 7.7 percentage points for statutory in 2005 related to the strengthening of reserves for asbestos, environmental and other mass tort exposures and
2.2 percentage points for GAAP and 2.3 percentage points for statutory in
2005 and 1.8 percentage points in 2004 related to hurricanes. The 2003 combined ratios include 2.3 percentage points related to an arbitration decision for GAI's share of a 1995 property fire and business interruption claim.

(c)	Ratios are derived from "Best's Review/Preview - Property/Casualty" (January 2006 Edition).

As with other property and casualty insurers, AFG's operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, earthquakes, tornadoes, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. AFG generally seeks to reduce its exposure to such events through individual risk selection, including minimizing coastal exposures, and the purchase of reinsurance. Total net losses to AFG's insurance operations from catastrophes, primarily hurricanes, were $60 million in 2005; $36 million in 2004; and $17 million in 2003.

In late 2002 and early 2003, AFG transferred nearly all of its personal lines business to a newly-formed subsidiary, Infinity Property and Casualty Corporation ("Infinity"). AFG sold 61% of Infinity in a February 2003 public offering and its remaining stake in Infinity in December 2003. In April 2003, AFG sold two subsidiaries that marketed automobile insurance directly to customers. The businesses sold wrote primarily nonstandard private passenger automobile liability and physical damage insurance, and to a lesser extent, homeowners' insurance.

AFG is focused on growth opportunities in what it believes to be more profitable specialty businesses where AFG personnel are experts in particular lines of business or customer groups. The following are examples of such specialty businesses:

Property and Transportation

Inland and Ocean Marine	Provides coverage primarily for builder's risk, contractor's equipment, excess property, motor truck cargo, marine cargo, boat dealers, marina operators/dealers and excursion vessels.

Agricultural-related

Provides federally reinsured multi-peril crop (allied lines) insurance covering most perils as well as crop hail, equine mortality and other coverages for full-time operating farms/ranches and agribusiness operations on a nationwide basis.

Commercial Automobile	Markets customized insurance programs for various transportation operations (such as busses and trucks), and a specialized physical damage product for the trucking industry.

Specialty Casualty

Executive and Professional Liability	Markets coverage for attorneys and for directors and officers of businesses and not-for-profit organizations.

Umbrella and Excess Liability	Provides higher layer liability coverage in excess of primary layers.

Excess and Surplus	Specially designed insurance products offered to those that can't find coverage in standard markets.

Specialty Financial

Fidelity and Surety	Provides fidelity and crime coverage for government, mercantile and financial institutions and surety coverage for various types of contractors and public and private corporations.

Collateral Protection	Provides coverage for insurance risk management programs for lending and leasing institutions.

California Workers' Compensation

Workers' Compensation	Writes coverage for prescribed benefits payable to employees (principally in California) who are injured on the job.

Management believes specialization is the key element to the underwriting success of these business units. Each unit has separate management with significant operating autonomy to oversee the important operational functions of its business such as underwriting, pricing, marketing, policy processing and claims service. These specialty businesses are opportunistic and their premium volume will vary based on prevailing market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets that meet its profitability objectives.

The U.S. geographic distribution of these businesses' statutory direct written premiums in 2005 compared to 2001 is shown below. Amounts exclude business written under special arrangements on behalf of, and fully reinsured to, the purchasers of the divisions sold.

	2005	2001		2005	2001
California	20.8%	24.4%	Pennsylvania	2.7%	2.1%
Texas	8.3	8.8	Ohio	2.5	2.5
Florida	7.2	5.3	Georgia	2.4	2.2
Illinois	5.0	3.7	Michigan	2.1	2.5
New York	4.6	5.9	Missouri	2.1	*
New Jersey	2.9	2.6	Indiana	2.0	*
Oklahoma	2.8	3.6	Other	34.6	36.4
				100.0%	100.0%

(*) less than 2%, included in "Other"

The following table sets forth a distribution of statutory net written premiums for AFG's specialty insurance businesses by NAIC annual statement line for 2005 compared to 2001.

	2005	2001
Other liability	23.2%	22.5%
Workers' compensation	16.5	18.1
Inland marine	11.0	11.2
Auto liability	8.2	8.2
Allied lines	7.9	6.2
Auto physical damage	7.1	5.9
Collateral protection	5.7	7.0
Commercial multi-peril	5.2	6.9
Fidelity and surety	5.0	5.0
Product liability	4.2	*
Ocean marine	2.7	3.4
Other	3.3	5.6
	100.0%	100.0%

(*) less than 2%, included in "Other"

For a discussion of the performance of AFG's specialty businesses see Management's Discussion and Analysis - "Results of Operations - Property and Casualty Insurance - Underwriting."

The following table shows independent ratings and 2005 net written premiums (in millions) of AFG's major property and casualty insurance subsidiaries. Such ratings are generally based on concerns of policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining an S&P rating of at least "A-" is important to compete successfully in certain lines of business.

	Ratings		Net Written
Company	AM Best	S&P	Premiums
Great American Pool(*)	A	A	$1,436
Republic Indemnity	A-	A	344
Mid-Continent	A	A	308
American Empire Surplus Lines	A	A	124
National Interstate	A	n/a	211
Other			25
			$2,448

(*) The Great American Pool represents Great American Insurance
Company ("GAI") and 10 subsidiaries.
(n/a) Not applicable.

Reinsurance

Consistent with standard practice of most insurance companies, AFG reinsures a portion of its business with other insurance companies and assumes a relatively small amount of business from other insurers. Ceding reinsurance permits diversification of risks and limits the maximum loss arising from large or unusually hazardous risks or catastrophic events. The availability and cost of reinsurance are subject to prevailing market conditions, which may affect the volume and profitability of business that is written. AFG is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers generally does not relieve AFG of its liability to its insureds until claims are fully settled.

AFG regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade or better S&P ratings or is secured by "funds withheld" or other collateral. Under "funds withheld" arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Excluding Infinity, Mitsui and Ohio Casualty (discussed below), recoverables from the following companies were individually between 5% and 10% of AFG's total reinsurance recoverable (net of payables to reinsurers) at December 31, 2005: Swiss Reinsurance America Corporation, American Re-Insurance Company, X.L. Reinsurance America, Inc., Berkley Insurance Company and General Reinsurance Corporation.

During 2004, AFG negotiated commutations or lump-sum cash settlements totaling $58.3 million with certain of its reinsurance carriers who have experienced deteriorating financial condition. AFG's $28.9 million loss on these commutations represents the differential between the consideration received from the reinsurers and the related reduction of reinsurance recoverable.

Reinsurance is provided on one of two bases, facultative or treaty. Facultative reinsurance is generally provided on a risk by risk basis. Individual risks are ceded and assumed based on an offer and acceptance of risk by each party to the transaction. AFG purchases facultative reinsurance, both pro rata and excess of loss, depending on the risk and available reinsurance markets. Treaty reinsurance provides for risks meeting prescribed criteria to be automatically ceded and assumed according to contract provisions. The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions):

	Retention	Reinsurance
Coverage	Maximum	Coverage(a)
California Workers' Compensation	$ 1.0	$149.0
Other Workers' Compensation	2.0	48.0
Commercial Umbrella	7.1	32.9
Property - General	2.0	28.0
Property - Catastrophe (other than earthquake)	17.9	102.1
Property - Catastrophe (earthquake)	20.4	194.6

(a)	Reinsurance covers substantial portions of losses in excess of retention.
However, in general, losses resulting from terrorism are not covered.

In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation ("FCIC"). The FCIC offers both proportional (or "quota share") and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 20% to 25% of gross written premium with the FCIC. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit sharing provision. AFG currently reinsures 50% of premiums not reinsured by the FCIC in the private market. For all remaining exposures, AFG purchases stop loss protection coverage.

Included in the Balance Sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were approximately $283 million on paid losses and LAE and $2.2 billion on unpaid losses and LAE at December 31, 2005. These amounts are net of allowances of approximately $7 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2005	2004	2003
Reinsurance ceded	$1,251	$1,508	$1,618
Reinsurance assumed - including
involuntary pools and associations	65	62	100

In connection with the transfer of a portion of GAI's personal lines business to Infinity in 2003 and the sales of the Japanese division to Mitsui in 2001 and the commercial lines division to Ohio Casualty in 1998, GAI agreed to issue and renew policies related to the businesses transferred until each purchaser received the required approvals and licensing to begin writing business on their own behalf. The Infinity agreement was effective until January 1, 2006. The Mitsui and Ohio Casualty agreements ended at the end of 2003 and in early 2001, respectively. Under these agreements, GAI ceded 100% of these premiums to the respective purchaser. In 2005, 2004, and 2003, premiums of $59 million, $91 million and $122 million, respectively, were ceded under these agreements. At December 31, 2005, AFG's recoverables from reinsurers included $456 million related to these transactions.

Loss and Loss Adjustment Expense Reserves

The consolidated financial statements include the estimated liability for unpaid losses and LAE of AFG's insurance subsidiaries. This liability represents estimates of the ultimate net cost of all unpaid losses and LAE and is determined by using case-basis evaluations, actuarial projections and management's judgment. These estimates are subject to the effects of changes in claim amounts and frequency and are periodically reviewed and adjusted as additional information becomes known. In accordance with industry practices, such adjustments are reflected in current year operations. Generally, reserves for reinsurance assumed and involuntary pools and associations are reflected in AFG's results at the amounts reported by those entities.

The following table presents the development of AFG's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2005. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy), which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. For example, the percentage of the December 31, 2002 reserve liability paid in 2003 includes approximately 20 percentage points for reserves of Infinity at its sale date in February 2003. See Note Q to the Financial Statements for an analysis of changes in AFG's estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Liability for unpaid losses
and loss adjustment expenses:
As originally estimated	$3,393	$3,404	$3,489	$3,305	$3,224	$3,192	$3,253	$3,400	$2,850	$3,103	$3,548
As re-estimated at
December 31, 2005	3,949	3,992	4,041	3,575	3,631	3,821	3,972	4,018	3,237	3,284	N/A

Liability re-estimated:
One year later	98.7%	100.9%	104.5%	97.8%	98.1%	105.1%	105.2%	104.9%	104.9%	105.8%
Two years later	98.5%	105.9%	104.6%	96.3%	100.1%	105.1%	111.3%	110.3%	113.6%
Three years later	103.9%	105.2%	102.9%	97.4%	99.0%	109.9%	115.2%	118.2%
Four years later	103.1%	103.6%	105.4%	96.0%	102.6%	113.1%	122.1%
Five years later	102.9%	106.9%	105.7%	99.2%	105.7%	119.7%
Six years later	106.8%	107.7%	108.1%	102.0%	112.6%
Seven years later	107.7%	109.8%	110.2%	108.1%
Eight years later	109.6%	111.5%	115.8%
Nine years later	111.0%	117.3%
Ten years later	116.4%

Cumulative deficiency
(redundancy):
Aggregate	16.4%	17.3%	15.8%	8.1%	12.6%	19.7%	22.1%	18.2%	13.6%	5.8%	N/A

Excluding special A&E
charges, settlements and
reallocations in 1996,
1998, 2001, 2002 and 2005	(1.4%)	1.9%	0.8%	(1.2%)	3.0%	10.0%	15.7%	12.9%	7.3%	0.1%	N/A

Cumulative paid as of:
One year later	33.1%	33.8%	41.7%	28.3%	34.8%	38.3%	33.6%	43.1%	27.7%	25.8%
Two years later	51.6%	58.0%	56.6%	51.7%	52.7%	52.2%	62.9%	62.1%	47.3%
Three years later	67.2%	66.7%	70.8%	62.4%	60.0%	71.4%	76.3%	74.1%
Four years later	72.0%	77.3%	78.6%	65.6%	72.5%	81.6%	84.9%
Five years later	80.4%	82.8%	81.1%	73.9%	80.6%	87.5%
Six years later	84.7%	84.6%	86.9%	80.8%	84.6%
Seven years later	86.0%	89.6%	92.8%	83.8%
Eight years later	90.3%	95.1%	95.0%
Nine years later	95.5%	97.1%
Ten years later	97.3%

The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
As originally estimated:
Net liability shown above	$3,393	$3,404	$3,489	$3,305	$3,224	$3,192	$3,253	$3,400	$2,850	$3,103	$3,548
Add reinsurance
recoverables	704	720	736	1,468	1,571	1,324	1,525	1,804	2,059	2,234	2,243
Gross liability	$4,097	$4,124	$4,225	$4,773	$4,795	$4,516	$4,778	$5,204	$4,909	$5,337	$5,791
As re-estimated at
December 31, 2005:
Net liability shown above	$3,949	$3,992	$4,041	$3,575	$3,631	$3,821	$3,972	$4,018	$3,237	$3,284
Add reinsurance
recoverables	1,255	1,284	1,372	1,969	2,136	2,024	2,198	2,356	2,492	2,385
Gross liability	$5,204	$5,276	$5,413	$5,544	$5,767	$5,845	$6,170	$6,374	$5,729	$5,669	N/A

Gross cumulative deficiency:
Aggregate	27.1%	27.9%	28.1%	16.2%	20.3%	29.4%	29.1%	22.5%	16.7%	6.2%	N/A

Excluding special A&E
charges, settlements and
reallocations in 1996,
1998, 2001, 2002 and 2005	8.1%	11.5%	12.0%	8.2%	12.3%	21.0%	24.2%	18.5%	12.5%	2.4%	N/A

In evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFG's $179 million of special charges ($169 million for A&E and $10 million for other mass tort claims) related to losses recorded in 2005, but incurred before 1995, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

A significant portion of the adverse development in the tables is due to A&E exposures for which AFG has been held liable under general liability policies written years ago, even though such coverage was not intended. Other factors affecting development in recent years included changes in the legal environment, including more liberal coverage decisions and higher jury awards, higher legal fees, the general state of the economy and medical cost inflation.

The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2005 are as follows (in millions):

Liability reported on a SAP basis, net of $204 million
of retroactive reinsurance	$3,556
Reinsurance recoverables, net of allowance	2,243
Other	(8)

Liability reported on a GAAP basis	$5,791

Asbestos and Environmental Reserves ("A&E")  AFG's property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written in years before 1987. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Management's Discussion and Analysis -"Uncertainties - Asbestos and Environmental-related Reserves" and Note O - "Commitments and Contingencies" to the Financial Statements.

In the third quarter of 2005, AFG completed a comprehensive study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty group. AFG has undertaken periodic reviews of its A&E reserves with the aid of an independent actuarial firm and specialty outside counsel. As a result of its study, AFG recorded a pre-tax charge of $169 million, net of $32 million in reinsurance recoverables. For a discussion of the A&E reserve strengthening, see Management's Discussion and Analysis - "Results of Operations - Asbestos and Environmental Reserve Charge."

The following table (in millions) is a progression of A&E reserves.

	2005	2004	2003

Reserves at beginning of year	$330.6	$399.9	$441.7
Incurred losses and LAE	169.3	-	-
Paid losses and LAE	(38.9)	(45.4)	(39.2)
Reserves transferred with sale of a subsidiary	-	(49.4)	-
Reserves not previously classified as A&E	-	25.5	(2.6)
Reserves at end of year, net of
reinsurance recoverable	461.0	330.6	399.9

Reinsurance recoverable, net of allowance	79.4	55.9	82.4

Gross reserves at end of year	$540.4	$386.5	$482.3

The survival ratio, which is an industry measure of A&E claim reserves, is derived by dividing reserves for A&E exposures by average annual paid losses over the past three years. At December 31, 2005, AFG's survival ratio is approximately 21.0 times paid losses for the asbestos reserves (15.6 times excluding amounts associated with the A.P. Green settlement) and 11.5 times paid losses for total A&E reserves (9.0 times excluding A.P. Green), see Legal Proceedings for a discussion of the A.P. Green settlement. In December 2004, A.M. Best reported its estimate that the property and casualty insurance industry's three year survival ratio for A&E reserves was approximately 8.5 times paid losses at December 31, 2003.

Other Mass Tort Reserves  In addition to A&E claims, AFG faces exposure from other types of mass tort claims including those relating to breast implants, lead, silica, exposure to industrial chemicals, and other latent injuries. Similar to A&E, other mass tort claims are subject to uncertainties that are significantly greater than those presented by other types of claims.

AFG's reserves for other mass torts, net of $2.8 million in reinsurance recoverable, were $17.8 million at December 31, 2005. AFG recorded a pre-tax charge of $10 million in the third quarter of 2005 to increase its liability for other mass torts. Other mass tort paid losses and LAE were $3.6 million in 2005, $2.4 million in 2004 and $4.3 million in 2003.

Marketing

The property and casualty insurance group directs its sales efforts primarily through independent property and casualty insurance agents and brokers, although portions are written through employee agents. Independent agents and brokers generally receive a commission on the sale of each policy. Some agents and brokers are eligible for a bonus commission based on the profitability of all of the policies placed with AFG by the broker or agent in a particular year. The property and casualty insurance group writes insurance through several thousand agents and brokers.

Competition

AFG's property and casualty insurance businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. They also compete with self-insurance plans, captive programs and risk retention groups. Due to the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Price, commissions and profit sharing terms are also important factors. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped AFG compete successfully.

Annuity and Supplemental Insurance Operations

General

AFG's annuity and supplemental insurance operations are conducted through Great American Financial Resources, Inc. ("GAFRI"), an 82% owned subsidiary. GAFRI's primary insurance subsidiaries include Great American Life Insurance Company ("GALIC"), Annuity Investors Life Insurance Company ("AILIC"), Loyal American Life Insurance Company ("Loyal") and United Teacher Associates Insurance Company ("UTA"). These companies market retirement products, primarily fixed and variable annuities, and various forms of supplemental insurance. All of these companies sell their products through independent producers.

In January 2006, GAFRI sold its subsidiary, Great American Life Assurance Company of Puerto Rico ("GAPR"), for $37.5 million in cash. Excluding GAPR, GAFRI and its subsidiaries employed approximately 800 persons at December 31, 2005.

Following is certain information concerning GAFRI's subsidiaries (excluding GAPR)(dollars in millions).
		2005
		Statutory	Policies	AM Best	S&P
Company	Principal Products	Premiums	In Force	Rating	Rating

GALIC	Fixed and indexed annuities	$669	395,000	A	A-
AILIC	Fixed, variable annuities	208	79,000	A	A-
UTA	Supplemental insurance	232	220,000	A-	Not rated
LOYAL	Supplemental insurance	38	185,000	A	Not rated

GAFRI's statutory premiums over the last three years were as follows (in millions):

	Premiums
	2005	2004	2003

Traditional single premium fixed annuities	$ 437	$ 401	$ 526
403(b) fixed annuities	242	255	213
Variable annuities	92	105	122
Indexed-annuities	78	6	7
Supplemental insurance	254	229	218
Life insurance	44	47	50
Total	$1,147	$1,043	$1,136

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

GAFRI's operations could be materially and adversely affected by ratings downgrades. In connection with recent reviews by independent rating agencies, management indicated that it intends to maintain lower ratios of debt to capital than it has in recent years and intends to maintain the capital of its significant insurance subsidiaries at levels currently indicated by the rating agencies as appropriate for the current ratings. Items that could adversely affect capital levels include (i) an extended period of low interest rates and a resulting significant narrowing of annuity "spread" (the difference between earnings received by GAFRI on its investments less amount credited to policyholders' annuity accounts); (ii) investment impairments; (iii) a sustained decrease in the stock market; (iv) adverse mortality or morbidity; and (v) higher than planned dividends paid due to liquidity needs of GAFRI's holding companies.

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

Annuity contracts are generally classified as fixed rate (including indexed) or variable. With a traditional fixed rate annuity, GAFRI seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits. GAFRI accomplishes this by: (i) offering crediting rates that it has the option to change after any initial guarantee period (subject to minimum interest rate guarantees); (ii) designing annuity products that encourage persistency; and (iii) maintaining an appropriate matching of assets and liabilities.

The majority of GAFRI's FPDAs are sold in qualified markets under sections 403(b), 457 and 401(k) of the Internal Revenue Code. In the 403(b) and 457 markets, schools, government agencies and certain other not-for-profit organizations may allow employees to save for retirement through contributions made on a before-tax basis. In the 401(k) market, both for-profit and not-for-profit organizations may establish qualified retirement plans whereby employees are eligible to save for retirement through contributions made primarily on a before-tax basis. Federal income taxes are not payable on pretax contributions or earnings until amounts are withdrawn.

In addition to traditional fixed rate annuities, GAFRI offers indexed annuities and variable annuities. An indexed annuity provides policyholders with a crediting rate tied, in part, to the performance of an existing market index while protecting against the related downside risk through a guarantee of principal (excluding surrender charges). GAFRI purchases call options designed to offset substantially all of the increases in the liabilities associated with indexed annuities.

With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured annuitant. Premiums directed to the underlying investment options maintained in separate accounts are invested in funds managed by various independent investment managers. GAFRI earns a fee on amounts deposited into separate accounts. Subject to contractual provisions, policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case GAFRI earns a spread on amounts deposited.

Supplemental Insurance Products

Loyal and UTA offer a variety of supplemental insurance products through independent agents. Principal products include coverage for Medicare supplement, cancer, long-term care, accidental injury, short-term disability and hospital indemnity.

Although GALIC no longer issues new life insurance policies, it continues to service and accept renewal premiums on its in-force block of approximately 185,000 policies and $32 billion gross ($10 billion net) of life insurance in force.

Marketing

GAFRI sells its fixed rate annuities primarily through a network of 165 managing general agents ("MGAs") who, in turn, direct approximately 1,650 actively producing independent agents. The top 15 MGAs accounted for approximately two-thirds of GAFRI's fixed rate annuity premiums in 2005. No one MGA represented more than 15% of total fixed annuity premiums in 2005.

GAFRI offers its variable annuity as an ancillary product solely through its 403(b) and 401(k) sales channels. Nearly one-half of GAFRI's variable annuity sales in 2005 were made through a wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for GAFRI's variable annuity products.

GAFRI is licensed to sell its fixed annuity products in all 50 states; it is licensed to sell its variable products in all states except New York and Vermont. In 2005, no individual state accounted for more than 10% of GAFRI's annuity premiums other than California (16%), Washington (13%) and Texas (10%). At December 31, 2005, GAFRI had approximately 370,000 annuity policies in force.

Competition

GAFRI's insurance companies operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders and agents; (v) product design (including interest rates credited and premium rates charged); (vi) commissions; and (vii) number of school districts in which a company has approval to sell. Since policies are marketed and distributed primarily through independent agents, the insurance companies must also compete for agents.

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

Sales of annuities, including renewal premiums, are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level and volatility of interest rates, including the shape of the yield curve; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments; (viii) performance of the equity markets; (ix) media coverage of annuities; (x) regulatory developments regarding suitability and the sales process; and (xi) general economic conditions.

Other Operations

Through subsidiaries, AFG is engaged in a variety of other operations, including The Golf Center at Kings Island in the Greater Cincinnati area; commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), Cape Cod (Chatham Bars Inn), New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina), Palm Beach (Sailfish Marina and Resort) and apartments in Louisville, Pittsburgh and Tampa Bay. These operations employed approximately 500 full-time employees at December 31, 2005.

Investment Portfolio

General  A summary of AFG's fixed maturity investments and other stocks is shown in Note D to the financial statements. Portfolio yields are shown below.

	2005	2004	2003

Yield on Fixed Income Securities (a):
Excluding realized gains and losses	5.7%	5.7%	6.2%
Including realized gains and losses	5.6%	6.1%	6.6%

Yield on Stocks (a):
Excluding realized gains and losses	3.8%	6.1%	6.5%
Including realized gains and losses	11.9%	72.5%	10.1%

Yield on Investments (a)(b):
Excluding realized gains and losses	5.6%	5.7%	6.2%
Including realized gains and losses	5.8%	7.9%	6.6%

(a) Based on amortized cost; excludes effects of changes in unrealized gains.
(b) Excludes "Real Estate and Other Investments."

The table below compares total returns on AFG's fixed income and equity securities to comparable public indices. While there are no directly comparable indices to AFG's portfolio, the two shown below are widely used benchmarks in the industry. Both AFG's performance and the indices include changes in unrealized gains and losses.
	2005	2004	2003

Total return on AFG's fixed income securities	3.4%	6.0%	5.9%
Lehman Universal Bond Index	2.7%	5.0%	5.8%

Total return on AFG's equity securities	5.8%	31.5%	23.7%
Standard & Poors 500 Index	4.9%	10.9%	28.7%

Fixed Maturity Investments

AFG's bond portfolio is invested primarily in taxable bonds. The National Association of Insurance Commissioners ("NAIC") assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFG's available for sale bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 2005 (dollars in millions).

NAIC		Amortized	Fair Value
Rating	Comparable S&P Rating	Cost	Amount	%

1	AAA, AA, A	$11,274	$11,270	79%
2	BBB	2,125	2,152	15
	Total investment grade	13,399	13,422	94
3	BB	345	348	2
4	B	390	404	3
5	CCC, CC, C	113	118	1
6	D	25	35	*
	Total noninvestment grade	873	905	6
	Total	$14,272	$14,327	100%

(*) less than 1%

AFG's primary investment objective for fixed maturities is to earn interest and dividend income rather than to realize capital gains. AFG invests in bonds and redeemable preferred stocks that have primarily intermediate-term maturities. This practice is designed to allow flexibility in reacting to fluctuations of interest rates.

Equity Investments

At December 31, 2005, AFG held $557 million in stocks, the largest of which represents an investment in National City Corporation, a Cleveland-based commercial bank. In July 2004, AFG received National City shares in the merger of Provident Financial Group and National City and realized a pretax gain of $214 million on the transaction.

Regulation

AFG's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2006 from its insurance subsidiaries without seeking regulatory clearance is approximately $299 million.

Legislation has been proposed to establish a procedure for larger, commercial insurers to be regulated under an optional federal charter. The implications of this proposal on AFG's insurance operations cannot be determined at this time.

In October 2004, the New York State Attorney General brought suit against Marsh and McLennan Companies, Inc. alleging, among other things, that the firm had manipulated the insurance market through specified conduct, including bid rigging and price fixing. The New York State Attorney General also stated that the evidence implicated certain insurance companies, none of which were AFG subsidiaries. As a result of the actions of the Attorney General, the insurance departments and attorneys general of a number of states, including Ohio, have announced investigations and have issued subpoenas and/or information requests to many insurance companies domiciled or licensed to do business in such states. While AFG is not a party to any of the litigation and has not received a subpoena in connection with this matter, it, along with other companies in the industry, has been asked to provide information to the insurance departments in a number of states where AFG does business. AFG cannot estimate the scope or breadth of the issues that may be investigated, the results, or timeframe in which the reviews might be completed. AFG also cannot predict the impact, if any, that these matters may have on its business or the property and casualty insurance industry generally.

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

The NAIC is an organization comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. One of the NAIC's major roles is to develop model laws and regulations affecting insurance company operations and encourage uniform regulation through the adoption of such model laws in all states.

ITEM 1A

Risk Factors

Following is a discussion of the most significant risk factors to investors in AFG securities.

Intense competition could adversely affect AFG's profitability.

The specialty insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. AFG's specialty insurance businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. AFG also competes with self-insurance plans, captive programs and risk retention groups. Major competitors in some or all of AFG's specialty lines include American International Group Inc., Berkshire Hathaway Inc., Chubb Corp., W.R. Berkley Corp., CNA Financial Corp., Philadelphia Consolidated Holdings Corp., Markel Corp., Hartford Financial Services Group, The St. Paul Travelers Companies Inc., and Zenith National Insurance Corp.

AFG's annuity and supplemental insurance businesses compete with individual insurers and insurance groups, mutual funds and other financial institutions. Competitors include ING Life Insurance and Annuity Company, Life Insurance Company of the Southwest, Midland National Life Insurance Company, Allianz Life Insurance Company of North America, Fidelity and Guaranty Life Insurance Company, Mutual of Omaha Insurance Company and Bankers Life and Casualty Company.

Competition is based on many factors, including service to policyholders and agents, product design, reputation for claims handling, ratings and financial strength. Price, commissions, profit sharing terms and interest crediting rates are also important factors. Some of AFG's competitors have more capital and greater resources than AFG, and may offer a broader range of products and lower prices than AFG offers. If competition limits AFG's ability to write new or renewal business at adequate rates, its results of operations will be adversely affected.

AFG's revenues could be negatively affected if it is not able to attract and retain independent agents.

AFG's reliance on the independent agency market makes it vulnerable to a reduction in the amount of business written by agents. Many of AFG's competitors also rely significantly on the independent agency market. Accordingly, AFG must compete with other insurance carriers for independent agents' business. Some of its competitors offer a wider variety of products, lower price for insurance coverage or higher commissions. Loss of a substantial portion of the business that AFG writes through independent agents could adversely affect AFG's revenues and profitability.

AFG is subject to comprehensive regulation, and its ability to earn profits may be restricted by these regulations.

As previously discussed under "Regulation," AFG is subject to comprehensive regulation by government agencies in the states where its insurance company subsidiaries are domiciled and where these subsidiaries issue policies and handle claims. AFG must obtain prior approval for certain corporate actions. The regulations may limit AFG's ability to obtain rate increases or take other actions designed to increase AFG's profitability.

In addition, state insurance department examiners perform periodic financial and market conduct examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than securityholders.

There can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future or that new restrictive laws will not be enacted and, therefore, it is not possible to predict the potential effects of these laws and regulations. The costs of compliance or the failure to comply with existing or future regulations could harm AFG's financial results and its reputation with customers.

The failure of AFG's insurers to maintain a commercially acceptable financial strength rating would have a significant negative effect on their ability to compete successfully.

As discussed under "Property and Casualty Insurance Operations" and "Annuity and Supplemental Insurance Operations - General," financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company's sales. A downgrade in AFG's insurers' claims-paying and financial strength ratings could significantly reduce AFG's business volumes, adversely impact AFG's ability to access the capital markets and increase AFG's borrowing costs.

AFG's results may fluctuate as a result of cyclical changes in the specialty insurance industry.

As previously discussed under "Property and Casualty Insurance Operations," the underwriting profitability of the property and casualty insurance industry has been historically cyclical in nature. The trend of AFG's underwriting results typically follows that of the industry and a prolonged downcycle could adversely affect AFG's results of operations.

AFG's property and casualty reserves may be inadequate, which could significantly affect AFG's financial results.

AFG's property and casualty insurance subsidiaries record reserve liabilities for the estimated payment of losses and loss adjustment expenses for both reported and unreported claims. Due to the inherent uncertainty of estimating reserves, it has been necessary in the past, and will continue to be necessary in the future, to revise estimated liabilities as reflected in AFG's reserves for claims and related expenses. For example, in 2005, 2004 and 2003, AFG recorded charges of $181 million (primarily the A&E charge), $140 million and $167 million, respectively, to increase reserves relating to prior accident years. The historic development of reserves for losses and loss adjustment expense may not necessarily reflect future trends in the development of these amounts. Accordingly, it is not appropriate to extrapolate redundancies or deficiencies based on historical information. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period in which the deficiency is recognized.

AFG's results could be negatively impacted by severe weather conditions or other catastrophes.

AFG recorded significant catastrophe losses in 2005 and 2004, primarily due to hurricanes. Catastrophes can be caused by natural events, such as hurricanes, windstorms, earthquakes, tornadoes, hailstorms, severe winter weather, explosions and fire, and by man-made events, such as terrorist attacks and riots. The extent of losses from a catastrophe is a function of the amount of insured exposure in the area affected by the event and the severity of the event. However, a severe catastrophe or a series of catastrophes could result in losses exceeding AFG's reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

Volatility in crop prices could negatively impact AFG's financial results.

Weather conditions and the level of crop prices in the commodities market heavily impact AFG's crop insurance business. These factors are inherently unpredictable and could result in significant volatility in the results of the crop insurance business from one year to the next.

A significant decline in used car prices could negatively impact AFG's financial results.

AFG's residual value business is heavily impacted by the level of used car prices. A significant decrease in the market value of used automobiles could result in significant losses and may have a material adverse impact on AFG's results of operations or its financial condition.

The inability to obtain reinsurance or to collect on ceded reinsurance could adversely impact AFG's results.

AFG relies on the use of reinsurance to limit the amount of risk it retains. The following amounts of gross property and casualty premiums have been ceded to other insurers: 2005 - $1.3 billion (34%); 2004 - $1.5 billion (41%); and 2003 - $1.6 billion (46%). The availability and cost of reinsurance are subject to prevailing market conditions, which are beyond AFG's control and which may affect

AFG's level of business and profitability. AFG is also subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve AFG of its liability to insureds.

Variations from the actuarial assumptions used to establish certain assets and liabilities in AFG's annuity and supplemental insurance business could negatively impact AFG's reported financial results.

The earnings on certain products sold by AFG's annuity and supplemental insurance business depend significantly upon the extent to which actual experience is consistent with the assumptions used in setting reserves and establishing and amortizing deferred policy acquisition costs ("DPAC"). These assumptions relate to investment yields (and spreads over fixed annuity crediting rates), mortality, surrenders, annuitizations and, on some policies, morbidity. Developing such assumptions is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. These assumptions, and therefore AFG's results of operations, could be negatively impacted by changes in any of the factors listed above. For example, AFG recorded pretax charges in 2005 of (i) $15.8 million to DPAC and annuity liabilities due primarily to the negative effect of lower interest rates on expected future profits of its fixed annuity operations and (ii) $13.6 million related to an unexpected increase in mortality in its run-off life operations.

The continued threat of terrorism and ongoing military and other actions may adversely affect AFG's financial results.

The continued threat of terrorism, both within the United States and abroad, and the ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause losses from insurance claims related to AFG's property and casualty and life insurance operations with adverse financial consequences. In addition, some of the assets in AFG's investment portfolios may be adversely affected by declines in the capital markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.

Adverse securities market conditions can have significant negative effects on AFG's investment portfolio.

AFG's results of operations depend in part on the performance of its invested assets. As of December 31, 2005, 90% of AFG's investment portfolio was invested in fixed maturity securities and 3% in equity securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Fixed Maturity Portfolio."

AFG cannot predict whether and the extent to which industry sectors in which it maintains investments may suffer losses as a result of potential decreased commercial and economic activity, or how any such decrease might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected.

Investment returns are an important part of AFG's overall profitability. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact AFG's profitability, financial condition or cash flows.

As a holding company, AFG is dependent on the results of operations of its insurance company subsidiaries to meet its obligations and pay future dividends.

AFG is a holding company and a legal entity separate and distinct from its insurance company subsidiaries. As a holding company without significant operations of its own, AFG's principal sources of funds are dividends and other distributions from its insurance company subsidiaries. As discussed under "Regulation," state insurance laws limit the ability of insurance companies to pay dividends or other distributions and require insurance companies to maintain specified levels of statutory capital and surplus. AFG's rights to participate in any distribution of assets of its insurance company subsidiaries are subject to prior claims of policyholders and creditors (except to the extent that its rights, if any, as a creditor are recognized). Consequently, AFG's ability to pay debts, expenses and cash dividends to its shareholders may be limited.

AFG may be adversely impacted by a downgrade in the ratings of its debt securities.

AFG's debt securities are rated by Standard & Poor's, Moody's and Fitch, independent corporate credit rating agencies. AFG's senior indebtedness is currently rated BBB by Standard & Poor's, Baa3 by Moody's and BBB+ by Fitch. Securities ratings are subject to revision or withdrawal at any time by the assigning rating organization. A security rating is not a recommendation to buy, sell or hold securities. An unfavorable change in either of these ratings could make it more expensive to access the capital markets and may increase the interest rate charged under AFG's current multi-bank credit line.

AFG is a party to litigation which, if decided adversely, could impact its financial results.

AFG and its subsidiaries are named as defendants in a number of lawsuits. See "Property and Casualty Insurance Operations - Asbestos and Environmental Reserves ("A&E"),""Legal Proceedings," and "Management's Discussion and Analysis - Uncertainties." Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain. AFG is unable to predict the precise nature of the relief that may be sought or granted in any lawsuits or the effect that pending or future cases may have on AFG's business, operations, profitability or financial condition.

Certain shareholders exercise substantial control over AFG's affairs, which may impede a change of control transaction.

Carl H. Lindner is Chairman of the Board of Directors of AFG, and his sons, Carl H. Lindner III and S. Craig Lindner, are each Co-Chief Executive Officers and Directors of AFG. Carl H. Lindner, Carl H. Lindner III and S. Craig Lindner beneficially own 11.8%, 7.3% and 7.3% of AFG's outstanding Common Stock as of February 1, 2006. Another son, Keith E. Lindner, reported in November 2005 that he beneficially owned shares representing 8.8% of AFG's outstanding Common Stock. As a result, certain members of the Lindner family have the ability to exercise significant influence over AFG's management, including over matters requiring shareholder approval.

The price of AFG common stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.

The price of AFG's common stock as listed on the NYSE and Nasdaq National Market constantly changes. During 2004 and 2005, AFG's common stock traded at prices ranging between $26.28 and $39.49. It is expected that the market price of AFG's common stock will continue to fluctuate. AFG's common stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include but are not limited to:

  actual or anticipated variations in quarterly operating results;
  actual or anticipated changes in the dividends paid on AFG common stock;
  rating agency actions;
  recommendations by securities analysts;
  significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving AFG or its competitors;

  operating and stock price performance of other companies that investors deem comparable to AFG;
  news reports relating to trends, concerns and other issues in AFG's lines of business; and
  geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

AFG's insurance company subsidiaries and its 100%-owned subsidiary, American Premier Underwriters ("American Premier"), are parties to litigation and receive claims asserting alleged injuries and damages from asbestos, environmental and other substances and workplace hazards and have established loss accruals for such potential liabilities. The ultimate loss for these claims may vary materially from amounts currently recorded as the conditions surrounding resolution of these claims continue to change.

American Premier is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on American Premier for hazardous waste or discharge remediation costs at certain railroad sites formerly owned by its predecessor, Penn Central Transportation Company ("PCTC"), and at certain other sites where hazardous waste or discharge allegedly generated by PCTC's railroad operations and American Premier's former manufacturing operations is present. It is difficult to estimate American Premier's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, American Premier believes that its accruals for potential environmental liabilities are adequate to cover the probable amount of such liabilities, based on American Premier's estimates of remediation costs and related expenses and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to American Premier and are subject to future change as additional information becomes available. In 2004, American Premier reached an agreement on the allocation of environmental clean-up costs at its former railroad site in Paoli, Pennsylvania. The settlement became final and agreed upon amounts were paid in early 2005. American Premier intends to seek reimbursement from others for portions of remediation costs incurred.

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

In 2003, Great American Insurance Company entered into an agreement, which was approved by the bankruptcy court, for the settlement of coverage litigation related to A.P. Green asbestos claims. The settlement is for $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest). The agreement allows up to 10% of the settlement to be paid in AFG Common Stock. The settlement agreement is conditioned upon confirmation of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies. No assurance can be made that all conditions will be met; no payments are required until completion of the process. The bankruptcy court has scheduled hearings on the confirmation of the plan of reorganization beginning June 5, 2006.

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

	2005		2004
	High	Low	High	Low

First Quarter	$31.88	$29.90	$30.93	$26.28
Second Quarter	33.96	27.96	31.00	28.94
Third Quarter	35.13	32.25	30.95	28.75
Fourth Quarter	39.49	32.07	32.58	27.60

There were approximately 9,200 shareholders of record of AFG Common Stock at February 1, 2006. In 2005 and 2004, AFG declared and paid quarterly dividends of $.125 per share. In December 2005, AFG announced its intent to increase its annual dividend to $.55 per share of common stock, or $.1375 per share quarterly. AFG paid its first dividend at that rate in January 2006. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

Under AFG's shareholder-approved Stock Option Plan, 199,166 shares of AFG Common Stock were tendered in connection with the exercise of stock options for a total of 278,264 shares in the fourth quarter of 2005 (3,819 at $34.55 in October; 86,110 at $36.47 in November; and 109,237 at $38.69 in December).

Equity Compensation Plan Information

The following reflects certain information about shares of AFG Common Stock authorized for issuance (at December 31, 2005) under compensation plans.
Number of securities
available for future
	Number of securities		issuance under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
Equity Compensation Plans	outstanding options	outstanding options	reflected in column (a))
	(a)	(b)	(c)
Approved by shareholders	6,389,288	$28.14	7,500,508(1)
Not approved by
shareholders	none	n/a	452,968(2)

(1) Includes 5.2 million shares available for issuance under AFG's Stock Incentive
Plans, 2.1 million shares issuable under AFG's Employee Stock Purchase Plan and
130,520 shares issuable under AFG's Nonemployee Directors' Compensation Plan.

(2) Represents shares issuable under AFG's Deferred Compensation Plan. Under this Plan, certain employees of AFG and its subsidiaries may defer up to 80% of their annual salary and/or bonus. Participants may elect to have the value of deferrals (i) earn a fixed rate of interest, set annually by the Board of Directors, or (ii) fluctuate based on the market value of AFG Common Stock, as adjusted to reflect stock splits, distributions, dividends, and a 7-1/2% match to participant deferrals.

ITEM 6

Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).
	2005	2004	2003	2002	2001
Earnings Statement Data:
Total Revenues	$4,038	$3,906	$3,360	$3,745	$3,919
Operating Earnings Before Income Taxes	357	590	301	176	86
Earnings from Continuing Operations	208	368	321	124	15
Discontinued Operations (a)	(1)	(2)	(33)	1	(20)
Cumulative Effect of Accounting Changes (b)	-	(6)	6	(40)	(10)
Net Earnings (Loss)	207	360	294	85	(15)

Basic Earnings (Loss) Per Common Share:
Earnings from Continuing Operations	$2.70	$5.00	$4.53	$1.80	$.22
Discontinued Operations	(.02)	(.03)	(.48)	.02	(.29)
Cumulative Effect of Accounting Change	-	(.08)	.09	(.59)	(.15)
Net Earnings (Loss) Available to Common Shares	2.68	4.89	4.14	1.23	(.22)

Diluted Earnings (Loss) Per Common Share:
Earnings from Continuing Operations	$2.64	$4.92	$4.51	$1.79	$.22
Discontinued Operations	(.02)	(.03)	(.48)	.02	(.29)
Cumulative Effect of Accounting Change	-	(.08)	.09	(.59)	(.15)
Net Earnings (Loss) Available to Common Shares	2.62	4.81	4.12	1.22	(.22)

Cash Dividends Paid Per Share of Common Stock	$.50	$.50	$.50	$.50	$1.00

Ratio of Earnings to Fixed Charges (c):
Including Annuity Benefits	1.82	2.43	1.69	1.36	1.13
Excluding Annuity Benefits	4.81	7.07	3.71	2.40	1.49

Balance Sheet Data:
Total Assets	$22,816	$22,560	$20,312	$19,628	$17,538
Long-term Debt	943	1,029	837	945	879
Minority Interest	261	220	188	471	455
Shareholders' Equity	2,458	2,431	2,076	1,726	1,498

(a)	Reflects the results of Transport Insurance Company, which was sold in 2004. The loss in 2005 represents the settlement of disputed amounts under the sales contract.

(b)	Reflects the implementation of required accounting changes.

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

____________________________________________________________________________________

INDEX TO MD&A
	Page		Page
General	24	Results of Operations	37
Overview	24	General	37
Critical Accounting Policies	25	Income Items	37
Liquidity and Capital Resources	25	Expense Items	43
Ratios	25	Other Items	44
Parent and Subsidiary Liquidity	26	Recent Accounting Standards	45
Contractual Obligations	28
Off-Balance Sheet Arrangements	28
Investments	28
Uncertainties	31

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

OVERVIEW

Financial Condition

AFG is organized as a holding company with almost all of its operations being conducted by subsidiaries. AFG, however, has continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends, and taxes. Therefore, certain analyses are best done on a parent only basis while others are best done on a total enterprise basis. In addition, because most of its businesses are financial in nature, AFG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

At December 31, 2005, AFG (parent) had over $160 million in cash and securities and no amounts borrowed under its bank line of credit.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance and in the sale of retirement annuities and supplemental insurance products. With the sale of Infinity in 2003, AFG narrowed the focus of its property and casualty business to its specialized commercial products for businesses.

The property and casualty business is cyclical in nature with periods of high competition resulting in low premium rates, sometimes referred to as a "soft market" or "downcycle" followed by periods of reduced competition and higher premium rates, referred to as a "hard market" or "upcycle." The 1990's were a soft market period; prices started to harden in 2000 and accelerated significantly following the terrorist attacks in 2001. Rate increases for AFG's specialty businesses moderated during the latter part of 2003 and that trend continued during 2004. While certain specialty operations experienced higher rate levels in 2005, overall average pricing was flat for the year.

AFG's net earnings for 2005 were $206.6 million ($2.62 per share). Included in net earnings were the following items, net of tax and minority interest:
  A reserve charge of $121.6 million for asbestos, environmental and other mass tort exposures within AFG's run-off operations.
  Underwriting losses of $34.2 million from hurricanes.
  Gains of $45.9 million on the sale of real estate and other assets.
  A charge of $29.3 million related to the residual value business.
  A charge of $15.6 million reducing deferred acquisition costs and increasing insurance liabilities of the annuity and run-off life operations.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A to the financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements make accounting policies critical are as follows:
  the establishment of insurance reserves, especially asbestos and environmental-related reserves, the recoverability of deferred acquisition costs,
  the establishment of asbestos and environmental reserves of former non-insurance operations, and the determination of "other-than-temporary" impairment on investments.

See "Liquidity and Capital Resources - Uncertainties" for a discussion of insurance reserves and contingencies related to American Premier's former operations and "Liquidity and Capital Resources - Investments" for a discussion of impairments on investments. Deferred policy acquisition costs ("DPAC") and certain liabilities related to annuities and universal life insurance products are amortized in relation to the present value of expected gross profits on the policies. Assumptions considered in determining expected gross profits involve significant judgment and include management's estimates of assumed interest rates and investment spreads, surrenders, annuitizations, renewal premiums and mortality. Should actual experience require management to change its assumptions regarding the emergence of future revenues and profits (commonly referred to as "unlocking"), a charge or credit would be recorded to adjust DPAC or annuity liabilities to the levels they would have been if the new assumptions had been used from the inception date of each policy.

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions). Management expects that continued earnings and debt repurchases will reduce this ratio below 25% during 2006.

	December 31,
	2005	2004
Consolidated debt (1)	$1,000	$1,106
Total capital (2)	3,703	3,575
Ratio of debt to total capital	27.0%	30.9%

(1) Includes payable to subsidiary trusts.
(2) Includes consolidated debt, minority interest and
shareholders' equity (excluding unrealized gains (losses) related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.82 for the year ended December 31, 2005 (2.25 excluding the A&E and other mass tort charges). Excluding annuity benefits, this ratio was 4.81 for 2005 (6.83 excluding the A&E and other mass tort charges). Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

The NAIC's model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2005, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements. The lowest capital ratio of any operating AFG subsidiary was over 3-1/2 times its authorized control level RBC.

Parent and Subsidiary Liquidity

Parent Holding Company Liquidity  Management believes AFG has sufficient resources to meet its liquidity requirements. If funds generated from operations, including dividends and tax payments from subsidiaries, are insufficient to meet fixed charges in any period, AFG would be required to utilize parent company cash and marketable securities ($163 million at December 31, 2005) or to generate cash through borrowings, sales of other assets, or similar transactions.

In November 2004, AFG replaced its existing credit line with a $300 million credit facility. No amounts have been borrowed under this credit facility through December 31, 2005. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on AFG's credit rating. AFG believes that this credit agreement provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent company.

During 2005, AFG repurchased $15.6 million of its 7-1/8% Debentures due 2007 and $71.2 million of its 7-1/8% Debentures due 2009 for $92.6 million in cash. Through February 2006, AFG repurchased an additional $22.1 million of its 7-1/8% Debentures due 2009 for $23.5 million in cash.

In 2004, AFG raised approximately $193 million through the issuance of common stock and 30-year Senior Debentures. The proceeds were used to retire trust preferred securities with a higher effective interest rate and for investment purposes. In addition, American Premier, sold an additional 1.3 million previously issued and outstanding AFG common shares. These shares were held for the benefit of certain unsecured creditors of American Premier's predecessor, The Penn Central Transportation Company. Proceeds from that sale ($41.5 million) were placed in escrow and used to pay American Premier's environmental claims related to its former railroad operations.

All debentures issued by AFG (and GAFRI) are rated investment grade by three nationally recognized rating agencies. Under a currently effective shelf registration statement, AFG can issue up to an aggregate of $517 million in additional equity or debt securities including 2.3 million shares of common stock remaining under a 2004 equity distribution agreement with UBS Securities LLC. The shelf registration provides AFG with flexibility to access the capital markets from time to time as market and other conditions permit.

For statutory accounting purposes, equity securities of non-affiliates are generally carried at market value. At December 31, 2005, AFG's insurance companies owned publicly traded equity securities with a market value of $556 million. In addition, Great American Insurance Company owns GAFRI and National Interstate Corporation (NYSE: "NATL") common stock with a market value of $960 million and a statutory carrying value of $689 million. Decreases in market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group's dividend-paying capability.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally compute tax provisions as if filing separate returns based on book taxable income computed in accordance with generally accepted accounting principles. Under tax allocation agreements in effect through 2005, the resulting provision (or credit) was currently payable to (or receivable from) AFG. Under a new agreement that became effective in 2006, subsidiaries will generally pay or recover taxes on a separate company tax return basis.

Subsidiary Liquidity  GAFRI has a $165 million credit facility that matures in 2008. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on GAFRI's credit rating. There were no amounts borrowed under this agreement at December 31, 2005. In addition, GAFRI can issue approximately $250 million in additional equity or debt securities under a currently effective shelf registration.

In the fourth quarter of 2005, GAFRI repurchased $20.8 million of its 8-7/8% preferred securities for $22.6 million in cash. Through February 2006, GAFRI repurchased an additional $51.5 million of its 6-7/8% Notes for $53.4 million.

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

In January 2005, NATL, a majority-owned subsidiary that specializes in property and casualty insurance for the passenger transportation industry, issued 3,350,000 shares of its common stock in an initial public offering. A portion of the $40.4 million of net proceeds from this offering were used to repay NATL's $15 million promissory note to another AFG subsidiary. The remainder was used for other general corporate purposes. After the offering, AFG owns approximately 54% of NATL.

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

		Within			More than
	Total	One Year	2-3 Years	4-5 Years	5 Years
Annuity, Life, Accident &
Health Liabilities (a)	$ 9,505	$1,129	$2,410	$2,191	$3,775
Property and Casualty Unpaid
Losses and Loss Adjustment
Expenses (b)	5,791	2,000	2,000	700	1,091
Long-Term Debt	869	20	299	207	343
Payable to Subsidiary Trusts	57	-	-	-	57
Operating Leases	141	30	51	34	26
Total	$16,363	$3,179	$4,760	$3,132	$5,292

(a) Reserve projections for insurance liabilities include anticipated cash benefit payments only. Projections do not include any impact for future earnings or additional premiums.

(b)  Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $2.2 billion as follows: Within 1 year - $800 million; 2-3 years - $800 million;
     4-5 years - $300 million; and thereafter - $343 million. Actual payments and their timing could differ significantly from these estimates.

Between January 1 and February 28, 2006, AFG repurchased $22.1 million of its 7-1/8% Debentures due 2009 and GAFRI repurchased $51.5 million of its 6-7/8% Notes due 2008. The scheduled principal payments in the above table have been adjusted to reflect these repurchases. The AFG Convertible Debentures due in 2033 are included in the above table at the first put date (2008).

As discussed in Note B to the financial statements, AFG will pay additional amounts for its Farmers Crop acquisition based on customer retention. Payments are not expected to exceed $30 million over the next three years. AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2005.

Off-Balance Sheet Arrangements  See Note R - "Additional Information - Financial Instruments with Off-Balance Sheet Risk" to the financial statements.

Investments  AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance.

Approximately two-thirds of AFG's consolidated assets are invested in marketable securities. AFG's investment portfolio at December 31, 2005, contained $14.3 billion in "Fixed maturities" classified as available for sale and $557 million in "Other stocks", all carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At December 31, 2005, AFG had pretax net unrealized gains of $54.3 million on fixed maturities and $55.2 million on other stocks.

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2005, the average life of AFG's fixed maturities was about 6-1/2 years.

Approximately 94% of the fixed maturities held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 2005. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

Investments in mortgage backed securities ("MBSs") represented 32% of AFG's fixed maturities at December 31, 2005. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Substantially all of AFG's MBSs are investment grade quality, with approximately 98% rated "AAA" at December 31, 2005.

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at December 31, 2005, is shown in the following table (dollars in millions). Approximately $105 million of available for sale "Fixed maturities" had no unrealized gains or losses at December 31, 2005.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for sale Fixed Maturities
Fair value of securities	$6,037	$8,184
Amortized cost of securities	$5,826	$8,341
Gross unrealized gain (loss)	$ 211	($ 157)
Fair value as % of amortized cost	104%	98%
Number of security positions	1,228	1,188
Number individually exceeding
$2 million gain or loss	1	1
Concentration of gains (losses) by
type or industry (exceeding 5% of
unrealized):
Mortgage-backed securities	$ 16.2	($ 70.7)
Banks, savings and credit institutions	31.6	(9.8)
Gas and electric services	28.1	(4.8)
U.S. government and government agencies	13.2	(17.2)
Telephone communications	13.5	(2.5)
State and municipal	10.7	(10.0)
Percentage rated investment grade	90%	96%

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at December 31, 2005, based on their fair values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	with	with
	Unrealized	Unrealized
Maturity	Gains	Losses
One year or less	5%	2%
After one year through five years	22	24
After five years through ten years	46	25
After ten years	14	4
	87	55
Mortgage-backed securities	13	45
	100%	100%

AFG realized aggregate losses of $10.4 million during 2005 on $480.9 million in sales of fixed maturity securities (seven issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2004. One of the securities was a $319.8 million U.S. Treasury Note due in 2007 that declined in value by $4.3 million (1.3%) from year-end 2004 to the sale date. The remaining six securities were "AAA" rated mortgage-backed securities, two of which increased in fair value by an aggregate of $677,000 and four of which decreased in fair value by an aggregate of $832,000 from year-end 2004 to the sale date.

Although AFG had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness or decisions to lessen credit exposure to a particular issuer or industry. Intent to hold may also change due to asset/liability management decisions, market movements and changes in views about appropriate asset allocation.

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities

Securities with unrealized gains:
Exceeding $500,000 (105 issues)	$1,305	$ 99	108%
Less than $500,000 (1,123 issues)	4,732	112	102
	$6,037	$211	104%

Securities with unrealized losses:
Exceeding $500,000 (64 issues)	$1,586	($ 52)	97%
Less than $500,000 (1,124 issues)	6,598	(105)	98
	$8,184	($157)	98%

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at December 31, 2005

Investment grade with losses for:
One year or less (901 issues)	$6,529	($103)	98%
Greater than one year (229 issues)	1,363	(45)	97
	$7,892	($148)	98%

Non-investment grade with losses for:
One year or less (49 issues)	$ 262	($ 7)	97%
Greater than one year (9 issues)	30	(2)	94
	$ 292	($ 9)	97%

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
  whether the unrealized loss is credit-driven or a result of changes in market interest rates, the extent to which fair value is less than cost basis,
  historical operating, balance sheet and cash flow data contained in issuer SEC filings and news releases, near-term prospects for improvement in the issuer and/or its industry, third party research and communications with industry specialists, internally generated financial models and forecasts,
  discussions with issuer management, and
  ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Net realized gains (losses) on securities sold and charges for "other than temporary" impairment on securities held were as follows (in millions):

	Net Realized	Charges for
	Gains on Sales	Impairment	Other(a)	Total
2005	$ 37.2	($16.1)	$2.8	$ 23.9
2004	320.0	(16.7)	(1.3)	302.0
2003	117.1	(58.4)	0.2	58.9

(a) Includes adjustments to reflect the impact of realized gains and losses on the amortization of deferred policy acquisition costs and to carry derivatives at fair value.

Uncertainties  As more fully explained in the following paragraphs, management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and American Premier's contingencies arising out of its former operations.

Property and Casualty Insurance Reserves The liabilities for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon: (a) the accumulation of case estimates for losses reported prior to the close of the accounting periods on direct business written ("case reserves"); (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses (including possible development on known claims) based on past experience("IBNR"); (d) estimates based on experience of expense for investigating and adjusting claims; and (e) the current state of law and coverage litigation. Using these items as well as historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors, management, including Company actuaries, determines a single or "point" estimate that it records as its best estimate of the liabilities. Recorded amounts are analyzed and tested on a quarterly basis by Company actuaries. Ranges of loss reserves are not developed by Company actuaries.

Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. Through the use of analytical reserve development techniques, management considers items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, general economic trends and the legal environment.

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system that can eliminate the risk of actual ultimate results differing from such estimates. As shown in the reserve development table (loss triangle) on page 8, the original estimates of AFG's liability for losses and loss adjustment expenses, net of reinsurance, over the past 10 years have developed through December 31, 2005, to be deficient (for eight years) by as much as 15.7% and redundant (for two years) by as much as 1.4% (excluding the effect of special charges for asbestos, environmental and other mass tort exposures). The average of such redundancies and deficiencies has been slightly (less than 5%) deficient. Management believes this development illustrates the variability in factors considered in estimating its insurance reserves.

Quarterly reviews of unpaid loss and LAE reserves are prepared using standard actuarial techniques. These may include (but may not be limited to):

  Case Incurred Development Method
  Paid Development Method
  Bornhuetter-Ferguson Method
  Incremental Paid LAE to Paid Loss Methods

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

The level of detail in which data is analyzed varies among the different lines of business. Data is generally analyzed by major product or by coverage within product, using countrywide data; however, in some situations, data may be reviewed by state for a few large volume states. Appropriate segmentation of the data is determined based on data volume, data credibility, mix of business, and other actuarial considerations. Overall, Company actuaries review over 500 identified line components. Point estimates are selected based on test indications and judgment.

The following table shows (in millions) the breakdown of AFG's property and casualty reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves).
	Gross Loss Reserves at December 31, 2005
				Total
	Case	IBNR	LAE	Reserve
Statutory Line of Business
Other liability - occurrence	$ 546	$1,309	$427	$2,282
Workers' Compensation	712	370	71	1,153
Other liability - claims-made	284	268	141	693
Commercial multiple peril	153	133	102	388
Commercial Auto/Truck Liability/Medical	125	155	64	344
Special property (fire, allied lines,
inland marine, earthquake)	191	77	27	295
Other lines	198	339	116	653
Total Statutory Reserves	2,209	2,651	948	5,808

Adjustments for GAAP:
Loss reserve discounting	(19)	-	-	(19)
Reclassify extracontractual reserves	(19)	-	-	(19)
Canadian foreign currency translation	(15)	-	-	(15)
Reserves of foreign operations	12	22	2	36
Total Adjustments for GAAP	(41)	22	2	(17)

Total GAAP Reserves	$2,168	$2,673	$950	$5,791

Following is a discussion of certain variables affecting the estimation of the more significant lines of business (asbestos, environmental and other mass tort liabilities are separately discussed below). Many other variables may also impact ultimate claim costs.

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

Line of business
Other Liability - Occurrence	$26
Workers Compensation	18
Other Liability - Claims made	9
Commercial Multi-peril	5

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
  Outside counsel costs
  Timing of claims reporting

The judicial climate in some states has had some effect on certain claims in recent years with more liberal coverage decisions, expanded concepts of liability and higher jury awards. Significant case reserve strengthening has occurred in several books of business within this line. Management believes these stronger case reserves will cause future development on known claims to be less than recent historical patterns.

Workers' Compensation

This line of business provides coverage to employees who may be injured in the course of employment. Some of the important variables affecting estimation of loss reserves for workers' compensation include:

  Legislative actions and regulatory interpretations
  Future medical cost inflation
  Timing of claims reporting

AFG's workers' compensation business is written primarily in California. Significant reforms passed by the California state legislature in 2003 and in 2004 have favorably impacted settlement payments. The magnitude of future cost savings depends on the implementation and interpretation of the reforms throughout the California workers' compensation system over the next several years.

Other Liability - Claims Made

This line of business consists mostly of directors and officers' liability, and professional liability, mostly for lawyers. Some of the important variables affecting estimation of loss reserves for other liability - claims made include:

  Litigious climate
  The economy
  Variability of stock prices

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

Asbestos and Environmental-related ("A&E") Reserves  Asbestos and environmental reserves consisted of the following (in millions):

	December 31,
	2005	2004
Asbestos	$366.0	$259.4
Environmental	95.0	71.2
A&E reserves, net of reinsurance recoverable	461.0	330.6
Reinsurance recoverable, net of allowance	79.4	55.9
Gross A&E reserves	$540.4	$386.5

Asbestos reserves include claims asserting alleged injuries and damages from exposure to asbestos. Environmental reserves include claims relating to polluted waste sites.

Asbestos claims against manufacturers, distributors or installers of asbestos products were presented under the products liability section of their policies which typically had aggregate limits that capped an insurer's liability. In recent years, a number of asbestos claims are being presented as "non-products" claims, such as those by installers of asbestos products and by property owners or operators who allegedly had asbestos on their property, under the premises or operations section of their policies. Unlike products exposures, these non-products exposures typically had no aggregate limits, creating potentially greater exposure for insurers. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify previously settled products claims as non-products claims to restore a portion of previously exhausted products aggregate limits. We, along with other insurers, are and will be subject to such non-products claims. It is difficult to predict whether insureds will be successful in asserting claims under non-products coverage or whether we and other insurers will be successful in asserting additional defenses. Therefore, the future impact of such efforts is uncertain.

Approximately one-half of AFG's net asbestos reserves relate to policies written directly by AFG subsidiaries. Claims from these policies generally are product oriented claims with only a limited amount of non-product exposures, and are dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants. The remainder is assumed reinsurance business that includes exposures for the periods 1954 to 1983. The asbestos and environmental assumed claims are ceded by various insurance companies under reinsurance treaties. A majority of the individual assumed claims have exposures of less than $100,000 to AFG. Asbestos losses assumed include some of the industry known manufacturers, distributors and installers. Pollution losses include industry known insured names and sites.

Establishing reserves for A&E claims relating to policies and participations in reinsurance treaties and former operations is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used and a meaningful range of loss cannot be estimated. Case reserves and expense reserves are established by the claims department as specific policies are identified. In addition to the case reserves established for known claims, management establishes additional reserves for claims not yet known or reported and for possible development on known claims. These additional reserves are management's best estimate based on periodic detailed "ground up" studies adjusted for payments and identifiable changes, supplemented by management's review of industry information about such claims, with due consideration to individual claim situations. Estimating ultimate liability for asbestos claims presents a unique and difficult challenge to the insurance industry due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry is engaged in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase.

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
  AFG's insureds may make claims alleging significant non-products exposures.

While management believes that AFG's reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims, the impact of recent bankruptcy filings, and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, whether claims are to be allocated among triggered policies and implicated years, and whether claimants who exhibit no signs of illness will be successful in pursuing their claims. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net income by approximately $24 million.

From time to time, AFG has engaged independent firms to work closely with its claims staff to study the A&E reserves of its insurance company subsidiaries. The most recent study was completed in the third quarter of 2005 and resulted in AFG recording a pretax charge of $169 million to increase its A&E reserves. Absent legislative reforms, which may alter the need for an independent review, management expects to conduct another routine study in 2007. For a discussion of the A&E reserve strengthening, see Management's Discussion and Analysis - "Results of Operations - Asbestos and Environmental Reserve Charge."

In February 2003, Great American Insurance Company entered into an agreement for the settlement of asbestos related coverage litigation under insurance polices issued during the 1970's and 1980's to Bigelow-Liptak Corporation and related companies, subsequently known as A.P. Green Industries, Inc. The settlement is for $123.5 million (Great American has the option to pay in cash or over time with

5.25% interest), all of which was covered by reserves established prior to 2003, and anticipated reinsurance recoverables for this matter. The agreement allows up to 10% of the settlement to be paid in AFG Common Stock. The settlement has received the approval of the bankruptcy court supervising the reorganization of A.P. Green. It remains subject to the confirmation by the bankruptcy court of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies. No assurance can be made that a plan of reorganization will be confirmed; no payments are required until completion of the process. The bankruptcy court has scheduled hearings on the confirmation of the plan of reorganization beginning June 5, 2006.

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

	2005	2004	2003
Number of policyholders with no payments:
Asbestos	147	158	226
Environmental	298	276	324
	445	434	550

Number of policyholders with payments:
Asbestos	96	80	74
Environmental	18	17	30
	114	97	104

Total	559	531	654

Amounts paid (net of amounts received from reinsurers) for asbestos and environmental claims, including loss adjustment expenses, were as follows (in millions):

	2005	2004	2003
Asbestos	$16.6	$12.2	$23.6
Environmental	22.3	33.2	15.6
Total	$38.9	$45.4	$39.2

Other Mass Tort Reserves  In connection with the 2005 A&E study, AFG reviewed its reserves for other mass torts. This review resulted in a pretax charge of $10 million. Other mass tort reserves consisted of the following (in millions):

	December 31,
	2005	2004
Reserves, net of reinsurance recoverable	$17.8	$11.3
Reinsurance recoverable, net of allowance	2.8	3.9
Gross reserves	$20.6	$15.2

Other mass tort claims include alleged injuries and damages from exposure to lead, silica and various chemical substances, as well as other toxic hazards. Similar to A&E, other mass tort claims are subject to uncertainties that are significantly greater than those presented by other types of claims. While management believes that AFG's reserves for other mass tort claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims and unresolved issues such as whether coverage exists.

Contingencies related to American Premier's Former Operations  At December 31, 2005, American Premier had liabilities aggregating $89.3 million for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations and certain manufacturing operations disposed of by American Premier and its predecessor. For a discussion of the uncertainties in determining American Premier's ultimate liability, see Note O - "Commitments and Contingencies" to the Financial Statements.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 2005

General  The following table shows AFG's net earnings and diluted earnings per share as stated in the Statement of Earnings as well as the after-tax effect of other items included in these GAAP measures that are listed below to assist investors in analyzing their impact on the trend in operating results (in millions, except per share amounts):

	2005	2004	2003

Net earnings	$206.6	$359.9	$293.8
After tax income (expense) items included in
net earnings:
Asbestos, environmental and other mass tort charges	(121.6)	(33.8)	-
Major gains on real estate sales	45.9	-	-
Unlocking charge and write-off of deferred policy
acquisition costs	(15.6)	-	(8.1)
Charges resulting from arbitration and
litigation settlements	-	-	(51.6)
Special tax benefits	-	-	141.5
Net earnings (losses) from investee corporations	(5.1)	(3.2)	9.1
Realized investment gains	11.3	192.2	50.8
Discontinued operations	(1.3)	(2.4)	(33.6)
Cumulative effect of accounting changes	-	(5.6)	6.3

Diluted per share amounts:
Net earnings	$2.62	$4.81	$4.12
Asbestos, environmental and other mass tort charges	(1.55)	(.45)	-
Major gains on real estate sales	.58	-	-
Unlocking charge and write-off of deferred policy
acquisition costs	(.20)	-	(.12)
Charges resulting from arbitration and
litigation settlements	-	-	(.74)
Special tax benefits	-	-	2.01
Investee corporations	(.06)	(.04)	.13
Realized investment gains	.14	2.57	.73
Discontinued operations	(.02)	(.03)	(.48)
Cumulative effect of accounting changes	-	(.08)	.09

Excluding the effects of items shown in the table above, net earnings increased in 2005 and 2004 due primarily to improved property and casualty underwriting results and higher operating earnings in the annuity and supplemental insurance operations.

Property and Casualty Insurance - Underwriting  AFG reports its Specialty insurance business in the following components: (i) Property and Transportation, (ii) Specialty Casualty, (iii) Specialty Financial, and (iv) California Workers' Compensation.

To understand the overall profitability of particular lines, the timing of claims payments and the related impact of investment income must be considered. Certain "short-tail" lines of business (primarily property coverages) generally have quick loss payouts, which reduce the time funds are held, thereby limiting investment income earned thereon. On the other hand, "long-tail" lines of business (primarily liability coverages and workers' compensation) generally have payouts that are either structured over many years or take many years to settle, thereby significantly increasing investment income earned on related premiums received.

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

AFG's combined ratio has been better than the industry average for nineteen of the last twenty years and excluding AFG's special A&E charges, for all twenty years. Management believes that AFG's insurance operations have performed better than the industry as a result of product line diversification, stringent underwriting discipline and, more recently, a specialty niche focus.

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	2005	2004	2003
Gross Written Premiums (GAAP)
Specialty:
Property and transportation	$1,357	$1,337	$1,142
Specialty casualty	1,406	1,453	1,413
Specialty financial	493	468	396
California workers' compensation	382	380	290
Other	(1)	1	2
Total Specialty	3,637	3,639	3,243
Personal and other (a)	3	7	265
	$3,640	$3,646	$3,508
Net Written Premiums (GAAP)
Specialty:
Property and transportation	$ 909	$ 683	$ 515
Specialty casualty	743	740	679
Specialty financial	384	395	302
California workers' compensation	344	339	271
Other	65	67	87
Total Specialty	2,445	2,224	1,854
Personal and other (a)	3	5	158
	$2,448	$2,229	$2,012
Combined Ratios (GAAP)
Specialty:
Property and transportation (b)	83.0%	80.7%	87.8%
Specialty casualty	91.3	99.8	98.2
Specialty financial (c)	121.3	108.9	108.4
California workers' compensation	70.0	89.5	92.0
Total Specialty (d)	91.2	94.1	96.0
Aggregate (including discontinued lines)(d)(e)	99.0%	94.8%	98.9%

(a) Includes the operations of Infinity through its sale in mid-February
2003 and the direct auto business through its sale at the end of April 2003.
(b) Includes 3.8 points in 2005 and 4.7 points in 2004 for the effect of hurricane losses.
(c) Includes 12.4 points in 2005 for the effect of a charge related to the residual value business. Includes 1.9 points in 2005 and 0.9 points in 2004 for the effect of hurricane losses.
(d) Includes 2.2 points in 2005 and 1.8 points in 2004 for the effect of hurricane losses.
(e) Includes 7.6 points in 2005 for the effect of strengthening the A&E and other mass tort loss reserves by $179 million and 2.3 points in 2003 for the effect of an arbitration decision relating to a claim arising from a business in runoff.

Gross written premiums for the specialty business were about the same as in 2004, while net written premiums were 10% higher, reflecting the effect of increased premium retention in certain Property and Transportation businesses. While certain operations experienced solid volume growth, overall premium levels for the Specialty insurance operations continued to be impacted by the moderating rate environment. Overall average rates for 2005 were about the same as 2004.

The property and casualty specialty insurance operations generated an underwriting profit of $208 million for 2005, substantially higher than 2004. These results included a $45 million charge against the residual value business and $53 million for hurricane losses offset by strong profitability within the crop insurance operations and favorable reserve development within several operations.

Gross written premiums of the Specialty business increased 12% for 2004 compared to 2003 reflecting volume growth in crop, California workers' compensation, collateral protection and other profitable product lines and the impact of continuing rate increases. Specialty rate increases averaged approximately 6% during 2004. The 20% increase in net written premiums during 2004 also reflects a decrease in reinsurance ceded.

These businesses reported an underwriting profit of $123 million for 2004, including $37 million (1.8 points) for the effect of hurricane losses. Overall, the combined ratio for 2004 improved 1.9 points compared to 2003.

Property and transportation  gross written premiums were slightly higher than in 2004 as new premiums resulting from the recent acquisition of Farmers Crop Insurance Alliance and solid volume growth in the transportation, inland marine and equine businesses more than offset the effect of lower commodity prices earlier in the year which were used to establish crop insurance coverages and lower volume resulting from competitive pricing within the excess property insurance operations. Net written premiums increased 33% from 2004 reflecting a reduction in reinsurance ceded, principally in the crop insurance and inland marine operations. This group reported a combined ratio of 83.0%, 2.3 points higher than in 2004. While the crop insurance operations achieved strong profitability in 2005, the results were lower than the record profitability recorded in 2004. The transportation, marine and other agricultural operations also generated strong underwriting profits in 2005.

Gross written premiums increased about 17% during 2004 reflecting primarily volume increases in the crop, equine and transportation insurance businesses. Net written premiums increased 33% for 2004 reflecting an overall reduction in reinsurance ceded. The combined ratio for 2004 included 4.7 points for the effect of hurricane losses. Even with the hurricane losses, the combined ratio improved 7.1 points over 2003 reflecting exceptionally strong profitability in the crop business.

Specialty casualty  gross written premiums decreased 3% in 2005 while net written premiums remained about the same, reflecting lower volume resulting from stronger competition in many of the commercial casualty markets. This group generated an underwriting profit of $63.4 million for 2005 with its combined ratio improving 8.5 points to 91.3%. This significant improvement is the result of a substantial decrease in unfavorable development in the executive liability operations along with strong underwriting profits from the excess and surplus lines and from coverage for not-for-profit businesses.

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

Specialty financial  gross written premiums grew 5% in 2005 compared to 2004 as a result of volume growth in the profitable fidelity and crime and several other lender services lines. Net written premiums decreased 3% in 2005 from 2004 reflecting the effect of the commutation of a reinsurance agreement in 2004 coupled with an increase in premiums ceded in 2005. This group's combined ratio for 2005 was 121.3% and included 12.4 points for the residual value charge and 1.9 points for hurricane losses. Losses from the residual value business were partially offset by strong profitability in the fidelity and crime and financial institutions operations.

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

California workers' compensation  gross and net written premiums for 2005 were about the same as 2004 as volume growth was offset by lower rates. The combined ratio for 2005 improved 19.5 points from 2004 reflecting the benefit of the improving claims environment resulting from the workers' compensation reforms enacted in California. The 2005 underwriting results included favorable prior year reserve development of $24.4 million, or 7.0 points. Rate decreases in California, which are responsive to the improving claims environment, averaged about 16% in 2005.

Gross and net written premiums grew 31% and 25%, respectively, in 2004 compared to 2003, reflecting significant volume growth. The 2004 combined ratio improved 2.5 points as this group continued to experience improving claims results due to the workers' compensation reform enacted in California. The reforms have enabled the group to offer coverage at lower rates while maintaining solid underwriting profits.

Personal  The Personal group wrote private passenger auto insurance and, to a lesser extent, homeowners' insurance. The Personal group's results represent primarily Infinity's underwriting results through the public offering in mid-February 2003 and the direct-to-consumer auto business, which was sold in April 2003. AFG's remaining personal lines business generated about 3% of net written premiums in 2003. Beginning in 2004, substantially all of the remaining former Personal business is included in Specialty transportation (2005 net written premium of $23 million and underwriting loss of $369,000; 2004 net written premium of $27 million and underwriting profit of $3 million).

Asbestos and Environmental Reserve Charge  AFG recently completed a comprehensive study of its asbestos and environmental exposures relating primarily to the run-off operations of its property and casualty group. AFG has undertaken periodic reviews of its A&E reserves with the aid of an independent actuarial firm and specialty outside counsel. As a result of its study, AFG recorded a 2005 third quarter pre-tax charge of $169 million, net of $32 million in reinsurance recoverables. This charge resulted in an increase in asbestos reserves of $124 million and environmental reserves of $45 million. At December 31, 2005, AFG's A&E reserves were $461 million, net of reinsurance recoverables. At that date, AFG's three year survival ratio was 21.0 times paid losses for the asbestos reserves and 11.5 times paid losses for the total A&E reserves (15.6 and 9.0 times paid losses, respectively, excluding amounts associated with the 2003 settlement of asbestos related coverage litigation for A.P. Green Industries).

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

Other Mass Tort Charge  In connection with the review of A&E reserves in 2005, AFG reviewed its other mass tort exposures and recorded a $10 million pre-tax charge. At December 31, 2005, AFG's other mass tort reserves were $18 million, net of reinsurance recoverables.

Loss development  As shown in Note Q under "Insurance Reserves," AFG's property and casualty operations recorded loss development of $181 million in 2005, $140 million in 2004 and $167 million in 2003 related to prior accident years. Major areas of favorable (adverse) development were as follows (in millions):

	2005	2004	2003
Property and transportation	$ 14	($ 16)	($ 32)
Specialty casualty	(29)	(75)	(82)
Specialty financial	(5)	(13)	2
California workers' compensation	24	(22)	(1)
Other specialty	(3)	(2)	-
	1	(128)	(113)
Asbestos, environmental and other
mass torts	(179)	-	-

Arbitration settlement	-	-	(44)
Other	(3)	(12)	(10)
	($181)	($140)	($167)

The favorable development in Property and transportation in 2005 related primarily to lower than expected claim frequency and severity in specialty commercial automobile and ocean marine products. This improvement was partially offset by continued adverse development on runoff homebuilders' liability business, which was the primary reason for the adverse development in 2004 and 2003. In 2004, the adverse development was partially offset by favorable development in inland marine and agricultural-related coverages.

The adverse development in Specialty casualty in 2005 was mainly in the professional liability and runoff casualty businesses partially offset by favorable development in the excess and surplus and not-for-profit businesses. Professional liability, which mostly covers lawyers, has had higher than expected increases in claim severity. Adverse development in excess casualty runoff impacted all three years, reflecting higher frequency and severity of claims related to the 1999 through 2001 accident years. Adverse development in 2004 and 2003 included amounts related to executive liability and the commutation of reinsurance. Adverse executive liability development resulted primarily from increased severity on two claims (one in each year) under directors' and officers' liability policies, as both settlement and defense costs from shareholder lawsuits increased beyond estimates. Adverse development in 2003 included amounts related to other liability coverage, due primarily to an unexpected shift in the judicial climate in some previously conservative states.

The adverse development in Specialty financial in 2005 and 2004 related to higher than expected severity on claims from accident years 2000 to 2003.

The favorable development in California workers' compensation in 2005 reflects the impact of the workers' compensation reform legislation passed in 2003 and 2004. The adverse development in 2004 reflects the effect of additional information received on individual claims from prior years.

The arbitration settlement represents a charge in 2003 for an unfavorable decision resulting from Great American's share of a 1995 property fire and business interruption claim. Great American was a 9.5% participant with a number of other companies in the insurance pool that insured the loss during the 1995 coverage year.

Life, Accident and Health Premiums and Benefits  The increase in life, accident and health premiums and benefits in 2005 and 2004 reflects the addition of new distribution sources for GAFRI's supplemental insurance products.

Investment Income  Changes in investment income reflect fluctuations in market rates and changes in average invested assets. The increase in investment income for 2005 and 2004 reflects an increase of about $1.4 billion (10%) in average cash and investments in each year. The increase in 2004 was somewhat offset by lower average yields on fixed income securities. AFG's yield on fixed income securities, excluding realized gains, was about 5.7% in 2005 and 2004 and 6.2% in 2003.

Gains (Losses) on Securities  In July 2004, AFG received common and preferred shares equivalent to 8.1 million common shares of National City Corporation in exchange for its ownership interest in Provident Financial Group and realized a $214.3 million pretax gain on the transaction.

Realized gains (losses) on sales of securities include provisions for other than temporary impairment of securities still held of $16.1 million in 2005, $16.7 million in 2004 and $58.4 million in 2003. Impairment charges over the last three years reflect primarily writedowns of certain asset-backed securities and in 2004 and 2003 the downturn in the airline industry.

Gains (Losses) on Sales of Subsidiaries and Investees  In January 2006, GAFRI completed the previously announced sale of its subsidiary, Great American Life Assurance Company of Puerto Rico, for $37.5 million in cash. Results for GAFRI in 2005 included a $3.4 million estimated loss on the sale.

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

	2005	2004	2003
Other income	$190.0	$106.4	$96.5
Other operating and general expenses	89.5	82.1	73.7
Interest charges on borrowed money	2.0	2.0	2.3
Minority interest expense, net	4.4	2.6	1.9

The increase in income from real estate operations reflects $73.6 million in pretax gains on the sales of coal reserves and a hotel, and to a lesser extent, acquisition of new properties. Other income also includes net pretax gains on the sale of other real estate assets of $12.0 million in 2005, $12.7 million in 2004 and $10.3 million in 2003.

Other Income

2005 compared to 2004  Other income increased $95.8 million (30%) in 2005 compared to 2004 due primarily to pretax gains of $73.6 million on the coal reserves and hotel sales mentioned above, a $10.1 million increase in other income from real estate (reflecting acquisitions) and a $12.7 million increase in revenues earned by AFG's warranty business.

2004 compared to 2003  Other income increased $51.9 million (19%) for 2004 compared to 2003 due primarily to a $14.5 million increase in revenues earned by AFG's warranty business, a $10.6 million increase in fee income in certain other property and casualty insurance operations, and an $11.4 million increase in policy fees earned in the annuity and supplemental insurance operations.

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues additional reserves for (i) persistency and premium bonuses and (ii) excess benefits expected to be paid for future deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect this accrual.

In the fourth quarter of 2005, GAFRI conducted its annual review of the actual results and future assumptions underlying its annuity operations, including assumptions related to future interest rates and persistency. Primarily as a result of the continuing low interest rate environment, GAFRI adjusted or "unlocked" the actuarial assumptions related to its annuity business in force and recorded a pretax charge of approximately $11.6 million to insurance liabilities related to that business. In 2004, these liabilities were increased by approximately $5 million due to trends in actual experience. Management believes that significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

The increase in annuity benefits in 2004 compared to 2003 also reflects the acquisition of the block of National Health Insurance Company business.

Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and run-off life business deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired.

As part of the 2005 annual review of actual results and future assumptions discussed above under "Annuity Benefits," GAFRI recorded net charges of $4.2 million to annuity and supplemental insurance acquisition expenses primarily related to spread narrowing partially offset by the expected improved future persistency related to GAFRI's annuities, due to the impact of the current interest rate environment. Also in 2005, GAFRI recorded a $13.6 million write-off of DPAC due to an unexpected increase in mortality in GAFRI's run-off life operations. Annuity and supplemental insurance acquisition expenses for 2004 were reduced by $5.1 million related to favorable trends in actual experience. In 2003, these expenses included net charges of $15.2 million related to spread narrowing.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and run-off life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to further write-offs of DPAC in the future.

Interest on Borrowed Money  Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFG has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

Interest expense for 2005 increased $1.3 million compared to 2004 due primarily to a higher effective interest rate on GAFRI's interest rate swap. See Note A - "Accounting Policies - Derivatives" to the Financial Statements for a discussion of GAFRI's interest rate swap.

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

Interest on Subsidiary Trust Obligations  Interest on subsidiary trust obligations issued prior to 2003 was included in minority interest expense in 2003. Interest on subsidiary trust obligations decreased $2.9 million for 2005 compared to 2004 and $14 million for 2004 compared to 2003 due primarily to GAFRI's November 2005 repurchase of $20.8 million of 8-7/8% preferred securities, the March 2004 redemption of AFG's 9-1/8% trust preferred securities and GAFRI's 9-1/4% trust preferred securities and GAFRI's first quarter 2004 repurchases of $27.2 million of 8-7/8% preferred securities.

Other Operating and General Expenses

2005 compared to 2004  Other operating and general expenses for 2005 include a $9.5 million pretax charge to increase reserves related to environmental liabilities at GAFRI's former manufacturing operations and $8.0 million in losses on debt retirements. In 2004, other operating and general expenses include a $52 million charge based on American Premier's settlement of litigation related to environmental clean-up costs at a former railroad site, a $4 million goodwill write-off in the annuity and supplemental insurance operations and $2.2 million in losses on debt retirements. Excluding these items, other operating and general expenses were about the same in 2005 compared to 2004.

2004 compared to 2003  Other operating and general expenses for 2003 include a pretax charge of $35.5 million related to an agreement to settle a lawsuit alleging antitrust violations by a number of California workers' compensation insurers, including an AFG subsidiary. Excluding this item, and the above-mentioned litigation charge and goodwill write-off in 2004, other operating and general expenses increased $53.9 million (13%) for 2004 compared to 2003 due primarily to a $30.3 million increase in expenses of AFG's warranty business and a $9.5 million increase in expenses in certain other property and casualty insurance operations.

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

Investee Corporations

Manufacturing Business  Equity in earnings (losses) of investees includes losses of a manufacturing business that was formerly a subsidiary. Equity in net earnings (losses) of investees includes $1.2 million in 2005 compared to $3.2 million in 2004 and $3.1 million in 2003 in losses from this business. In addition, equity in net earnings (losses) of investees for 2005 includes a $3.9 million after-tax impairment writedown on this business.

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

Effective December 31, 2003, AFG implemented Financial Accounting Standards Board ("FASB") Interpretation No.46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation sets forth the requirements for determining the status of entities that do not share economic risk and reward through typical equity ownership, but rather through contractual relationships that distribute economic risks and rewards among various parties. Once an entity is determined to be a variable interest entity, it is required to be consolidated by the primary beneficiary, which is deemed to be the party that is exposed to a majority of the expected losses, or benefits from a majority of the expected residual returns, or both.

See Note A to the Financial Statements - "Accounting Policies" - "Managed Investment Entity" and "Payable to Subsidiary Trusts." The cumulative effect of implementing FIN 46 was an increase in income of $6.3 million.

RECENT ACCOUNTING STANDARDS

The following accounting standards are to be implemented by AFG in 2006 or 2007.

Accounting
Standard	Subject of Standard
SFAS 123(R)	Share-Based Payment
SFAS 154	Accounting Changes and Error Corrections
SOP 05-1	Accounting for Modifications of Insurance Contracts

The implementation of SFAS No. 123(R) is discussed under "Stock-Based Compensation" in Note A to the Financial Statements. SFAS No. 154 requires that voluntary changes in accounting principles and corrections of errors be reported by retroactively restating prior periods' financial statements unless it is impractical to do so. The standard is effective for fiscal years beginning after December 15, 2005. SOP 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts," provides guidance on accounting for deferred policy acquisition costs on certain internal replacements of insurance and investment contracts. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. AFG is currently assessing the impact of implementing this standard.

Proposed Accounting Standard

The FASB has proposed an amendment to SFAS No. 128, "Earnings per Share." Currently, SFAS No. 128 allows companies issuing securities that can be settled in cash or stock (such as AFG's convertible notes) to exclude the issuable shares from the calculation of diluted earnings per share when there is a stated intent and ability to deliver cash in lieu of stock upon settlement or conversion. The proposed statement would require companies to assume settlement in stock (despite the ability and intent to settle in cash) and include those shares in the calculation of diluted earnings per share. Should the FASB proposal be adopted as proposed, AFG anticipates that it will amend the convertible note indenture to eliminate the option to settle the accreted value of the notes in shares, and thereby mitigate the proposal's impact on dilution.

ITEM 7A

Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. AFG's exposures to market risk relate primarily to its investment portfolio and annuity contracts, which are exposed to interest rate risk and, to a lesser extent, equity price risk. To a much lesser extent, AFG's long-term debt is also exposed to interest rate risk.

Fixed Maturity Portfolio  The fair value of AFG's fixed maturity portfolio is directly impacted by changes in market interest rates. AFG's fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily intermediate-term maturities. This practice is designed to allow flexibility in reacting to fluctuations of interest rates. The portfolios of AFG's insurance operations are managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. AFG's annuity and run-off life operations attempt to align the duration of their invested assets to the projected cash flows of policyholder liabilities.

The following table provides information about AFG's "available for sale" fixed maturity investments at December 31, 2005 and 2004, that are sensitive to interest rate risk. The table shows principal cash flows (in millions) and related weighted average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-backed securities ("MBS") and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

	December 31, 2005			December 31, 2004
	Principal			Principal
	Cash Flows	Rate		Cash Flows	Rate
2006	$ 670	5.5%	2005	$ 595	6.3%
2007	717	6.0	2006	906	5.6
2008	1,152	5.3	2007	1,150	5.3
2009	1,104	5.3	2008	1,392	5.4
2010	1,762	5.4	2009	1,355	5.6
Thereafter	8,800	5.6	Thereafter	7,526	5.7

Total	$14,205	5.6%	Total	$12,924	5.6%

Fair Value	$14,327		Fair Value	$13,411

Annuity Contracts  Substantially all of GAFRI's fixed rate annuity contracts permit GAFRI to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. In late 2003, GAFRI began issuing products with guaranteed minimum crediting rates of less than 3% in states where required approvals have been received. Actuarial assumptions used to estimate DPAC and certain annuity liabilities, as well as GAFRI's ability to maintain spread, could be impacted if the current interest rate environment continues for an extended period, or if increases in interest rates cause policyholder behavior to differ significantly from current expectations.

Projected payments (in millions) in each of the subsequent five years and for all years thereafter on GAFRI's fixed annuity liabilities at December 31 were as follows.

								Fair
	First	Second	Third	Fourth	Fifth	Thereafter	Total	Value
2005	$907	$ 945	$1,013	$897	$880	$3,775	$8,417	$8,060
2004	939	1,088	981	874	800	3,450	8,132	7,809

At December 31, 2005, the average stated crediting rate on the in-force block of GAFRI's principal fixed annuity products was approximately 3.8%. The current stated crediting rates (excluding bonus interest) on new sales of GAFRI's products generally range from 3.0% to 4.0%. GAFRI estimates that its effective weighted-average crediting rate on its in-force business over the next five years will approximate 3.6%. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

GAFRI's indexed annuities represent less than 3% of GAFRI's insurance reserves at December 31, 2005. These annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be substantially offset by unrealized and realized gains on the call options purchased by GAFRI. Under SFAS No. 133, both the index-based component of the annuities and the related call options are considered derivatives and adjusted to fair value through current earnings as annuity benefits. Adjusting these derivatives to fair value had a net effect of less than 1% of annuity benefits in 2005 and 2004.

Debt and Preferred Securities  The following table shows scheduled principal payments (in millions) on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter.

	December 31, 2005			December 31, 2004
	Scheduled			Scheduled
	Principal			Principal
	Payments	Rate		Payments	Rate
2006	$ 18.8	6.7%	2005	$ 8.4	8.5%
2007	59.9	7.1	2006	18.6	6.7
2008	238.7	4.6	2007	75.4	7.1
2009	204.9	7.1	2008	290.0	5.0
2010	2.1	8.4	2009	298.1	7.1
Thereafter	343.4	7.3	Thereafter	331.5	7.4

Total	$ 867.8	6.5%	Total	$1,022.0	6.6%

Fair Value	$ 934.1		Fair Value	$1,093.2

Between January 1 and February 28, 2006, AFG repurchased $22.1 million of its 7-1/8% Debentures due 2009 and GAFRI repurchased $51.5 million of its 6-7/8% Notes due 2008. The scheduled principal payments in the above table have been adjusted to reflect these repurchases. The AFG Convertible Debentures issued in 2003 are included in the above table at the first put date (2008). GAFRI has entered into interest rate swaps, which effectively convert its 6-7/8% fixed-rate Notes due in 2008 (included in the table above) to a floating rate of 3-month LIBOR plus 2.9%.

No amounts were borrowed under the AFG or GAFRI bank lines at December 31, 2005 or 2004.

There were $57.0 million and $77.8 million of subsidiary trust preferred securities (payable to subsidiary trusts) with a weighted average interest rate of 8.3% and 8.0% outstanding at December 31, 2005 and 2004, respectively. None of these are scheduled for maturity or mandatory redemption during the next five years.

ITEM 8

Financial Statements and Supplementary Data
Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet:
December 31, 2005 and 2004	F-2

Consolidated Statement of Earnings:
Years ended December 31, 2005, 2004, and 2003	F-3

Consolidated Statement of Changes in Shareholders' Equity:
Years ended December 31, 2005, 2004, and 2003	F-4

Consolidated Statement of Cash Flows:
Years ended December 31, 2005, 2004, and 2003	F-5

Notes to Consolidated Financial Statements	F-6

"Selected Quarterly Financial Data" has been included in Note P to the
Consolidated Financial Statements.

Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.

ITEM 9A

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that the controls and procedures are effective. In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading or implementing new systems such as the new SFAS 109 accounting software system implemented in the fourth quarter of 2005. There has been no change in AFG's internal control over financial reporting during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, AFG's internal control over financial reporting. There have been no significant changes in AFG's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG's principal executive officers and principal financial officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2005, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting AFG's evaluation of the effectiveness of its internal control over financial reporting, AFG has excluded the 2005 acquisition of the multi-peril crop and crop hail business of Farmers Alliance Mutual Insurance Company. This acquisition constituted less than 1% of total assets as of December 31, 2005 and less than 1% of total revenues and net earnings for the year then ended. Refer to Note B to the consolidated financial statements for further discussion of this acquisition.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG's evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

American Financial Group, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that American Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Financial Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the multi-peril crop and crop hail business of Farmers Alliance Mutual Insurance Company, which is included in the 2005 consolidated financial statements of American Financial Group, Inc. and constituted less than 1% of total assets as of December 31, 2005, and less than 1% of total revenues and net earnings for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company acquired this entity during 2005. Our audit of internal control over financial reporting of American Financial Group, Inc. also did not include an evaluation of the internal control over financial reporting of this acquired entity.

In our opinion, management's assessment that American Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 28, 2006, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Cincinnati, Ohio
February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Financial Group, Inc.

We have audited the accompanying consolidated balance sheet of American Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its consolidation policy related to variable interest entities in 2003, and changed its method of accounting for certain nontraditional long duration insurance contracts and separate accounts and for limited liability companies in 2004, all related to implementing new accounting standards.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Financial Group, Inc.'s internal control over financial reporting as of December 31, 2005, based upon criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006, expressed an unqualified opinion thereon.

                                          ERNST & YOUNG LLP

Cincinnati, Ohio

February 28, 2006

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Thousands)

	December 31,
	2005	2004
Assets:
Cash and cash equivalents	$ 471,849	$ 861,742
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $14,272,314 and $13,035,165)	14,326,614	13,411,365
Trading - at fair value	271,851	292,233
Other stocks - at fair value
(cost - $501,459 and $456,053)	556,659	537,153
Policy loans	258,744	250,211
Real estate and other investments	338,254	283,929
Total cash and investments	16,223,971	15,636,633
Recoverables from reinsurers and prepaid
reinsurance premiums	3,263,128	3,440,592
Agents' balances and premiums receivable	574,882	518,464
Deferred policy acquisition costs	1,139,515	1,114,433
Other receivables	388,078	359,746
Investments of managed investment entity	-	392,624
Variable annuity assets (separate accounts)	643,506	620,007
Prepaid expenses, deferred charges and other assets	416,030	311,146
Goodwill	166,882	165,882

	$22,815,992	$22,559,527

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 5,790,709	$ 5,337,270
Unearned premiums	1,643,954	1,612,035
Annuity benefits accumulated	8,417,298	8,132,106
Life, accident and health reserves	1,088,016	1,021,986
Payables to reinsurers	298,664	513,565
Long-term debt	942,743	1,028,673
Payable to subsidiary trusts	56,960	77,800
Debt of managed investment entity	-	371,368
Variable annuity liabilities (separate accounts)	643,506	620,007
Accounts payable, accrued expenses and other
liabilities	1,215,490	1,194,584
Total liabilities	20,097,340	19,909,394

Minority interest	261,110	219,586

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 78,067,514 and 76,634,204 shares outstanding	78,068	76,634
Capital surplus	1,194,600	1,145,873
Retained earnings	1,134,074	976,340
Unrealized gain on marketable securities, net	50,800	231,700
Total shareholders' equity	2,457,542	2,430,547

	$22,815,992	$22,559,527

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(In Thousands, Except Per Share Data)
	Year ended December 31,
	2005	2004	2003
Income:
Property and casualty insurance premiums	$2,366,497	$2,110,302	$1,909,206
Life, accident and health premiums	371,006	351,365	331,887
Investment income	865,337	800,226	773,188
Realized gains (losses) on:
Securities	23,860	301,957	58,891
Subsidiaries and investees	(3,403)	-	19,824
Revenues of managed investment entity	651	23,843	-
Other income	414,335	318,572	266,647
	4,038,283	3,906,265	3,359,643

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,689,106	1,416,290	1,353,177
Commissions and other underwriting expenses	652,425	582,462	534,161
Annuity benefits	341,593	313,627	294,940
Life, accident and health benefits	286,526	264,714	250,713
Annuity and supplemental insurance
acquisition expenses	153,849	118,467	121,322
Interest charges on borrowed money	73,227	71,893	57,320
Interest on subsidiary trust obligations	6,315	9,218	1,473
Expenses of managed investment entity	774	20,151	-
Other operating and general expenses	477,654	519,905	445,531
	3,681,469	3,316,727	3,058,637
Operating earnings before income taxes	356,814	589,538	301,006
Provision (benefit) for income taxes	115,843	186,089	(47,454)

Net operating earnings	240,971	403,449	348,460

Minority interest expense, net of tax	(28,051)	(32,410)	(36,393)
Equity in net earnings (losses) of investees,
net of tax	(5,085)	(3,174)	9,084
Earnings from continuing operations	207,835	367,865	321,151
Discontinued operations	(1,255)	(2,412)	(33,636)
Cumulative effect of accounting changes	-	(5,593)	6,300

Net Earnings	$ 206,580	$ 359,860	$ 293,815

Premium over stated value paid on redemption
of subsidiaries' preferred shares	-	-	(4,121)

Net earnings available to Common Shares	$ 206,580	$ 359,860	$ 289,694

Basic earnings per Common Share:
Continuing operations	$2.70	$5.00	$4.53
Discontinued operations	(.02)	(.03)	(.48)
Cumulative effect of accounting changes	-	(.08)	.09
Net earnings available to Common Shares	$2.68	$4.89	$4.14

Diluted earnings per Common Share:
Continuing operations	$2.64	$4.92	$4.51
Discontinued operations	(.02)	(.03)	(.48)
Cumulative effect of accounting changes	-	(.08)	.09
Net earnings available to Common Shares	$2.62	$4.81	$4.12

Average number of Common Shares:
Basic	77,218	73,631	69,937
Diluted	78,513	74,825	70,272

Cash dividends per Common Share	$.50	$.50	$.50

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars In Thousands)

				Unrealized
		Common Stock		Gain on
	Common	and Capital	Retained	Marketable
	Shares	Surplus	Earnings	Securities	Total

Balance at January 1, 2003	69,129,352	$ 992,171	$ 409,777	$323,900	$1,725,848

Net earnings	-	-	293,815	-	293,815
Change in unrealized	-	-	-	(21,300)	(21,300)
Comprehensive income					272,515

Dividends on Common Stock	-	-	(34,750)	-	(34,750)
Shares issued:
AFG/AFC merger	3,299,563	75,032	(4,048)	-	70,984
Exercise of stock options	35,000	771	-	-	771
Dividend reinvestment plan	165,428	3,412	-	-	3,412
Employee stock purchase plan	41,940	914	-	-	914
Retirement plan contributions	376,234	7,740	-	-	7,740
Deferred compensation distributions	3,300	71	-	-	71
Directors fees paid in stock	5,272	115	-	-	115
Elimination of tax effect of prior
intercompany dividends	-	34,000	-	-	34,000
Repurchase of trust preferred securities	-	-	(73)	-	(73)
Other	(4)	(5,386)	-	-	(5,386)

Balance at December 31, 2003	73,056,085	$1,108,840	$ 664,721	$302,600	$2,076,161

Net earnings	-	$ -	$ 359,860	$ -	$ 359,860
Change in unrealized	-	-	-	(70,900)	(70,900)
Comprehensive income					288,960

Dividends on Common Stock	-	-	(36,722)	-	(36,722)
Shares issued:
Public offerings	2,679,000	81,866	-	-	81,866
Exercise of stock options	1,352,698	34,875	-	-	34,875
Dividend reinvestment plan	59,499	1,596	-	-	1,596
Employee stock purchase plan	28,255	838	-	-	838
Retirement plan contributions	140,323	4,206	-	-	4,206
Deferred compensation distributions	34,218	977	-	-	977
Directors fees paid in stock	11,666	339	-	-	339
Shares tendered in option exercises	(727,540)	(11,109)	(11,519)	-	(22,628)
Other	-	79	-	-	79

Balance at December 31, 2004	76,634,204	$1,222,507	$ 976,340	$231,700	$2,430,547

Net earnings	-	$ -	$ 206,580	$ -	$ 206,580
Change in unrealized	-	-	-	(180,900)	(180,900)
Comprehensive income					25,680

Dividends on Common Stock	-	-	(38,544)	-	(38,544)
Shares issued:
Exercise of stock options	1,669,435	48,475	-	-	48,475
Dividend reinvestment plan	183,188	5,441	-	-	5,441
Employee stock purchase plan	26,427	861	-	-	861
Retirement plan contributions	138,516	4,507	-	-	4,507
Deferred compensation distributions	7,374	222	-	-	222
Directors fees paid in stock	9,320	300	-	-	300
Shares tendered in option exercises	(600,950)	(9,627)	(10,302)	-	(19,929)
Capital transactions of subsidiaries	-	(8,029)	-	-	(8,029)
Other	-	8,011	-	-	8,011

Balance at December 31, 2005	78,067,514	$1,272,668	$1,134,074	$ 50,800	$2,457,542

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)
	Year ended December 31,
	2005	2004	2003
Operating Activities:
Net earnings	$ 206,580	$ 359,860	$ 293,815
Adjustments:
Cumulative effect of accounting changes	-	5,593	(6,300)
Equity in net (earnings) losses of investees	5,085	3,174	(9,084)
Minority interest	28,051	32,410	16,470
Depreciation and amortization	213,035	174,220	176,857
Annuity benefits	341,593	313,627	294,940
Realized gains on investing activities	(103,408)	(316,421)	(35,633)
Net purchases/sales of trading securities	14,252	(94,790)	12,259
Deferred annuity and life acquisition costs	(128,130)	(120,132)	(148,247)
Decrease (increase) in reinsurance and
other receivables	188,087	(305,630)	(515,698)
Decrease (increase) in other assets	22,243	84,459	(85,511)
Increase in insurance claims and reserves	564,873	620,784	717,010
Increase (decrease) in payable to reinsurers	(414,839)	105,605	(21,398)
Increase in other liabilities	50,121	138,000	56,277
Other, net	34,807	6,913	3,743
Net cash provided by operating activities	1,022,350	1,007,672	749,500

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(4,134,913)	(5,608,918)	(8,013,349)
Equity securities	(276,504)	(188,466)	(147,836)
Subsidiaries	(17,500)	(10,382)	-
Real estate, property and equipment	(79,469)	(56,373)	(29,699)
Maturities and redemptions of fixed maturity
investments	1,088,033	1,270,334	1,833,418
Sales of:
Fixed maturity investments	1,756,954	3,642,660	4,745,708
Equity securities	265,828	254,411	59,987
Subsidiaries and investees	1,747	-	461,386
Real estate, property and equipment	126,633	21,457	16,649
Cash and cash equivalents of businesses
acquired or sold, net	51,227	(72,058)	(112,666)
Collection of receivable from investee	-	-	55,000
Decrease (increase) in other investments	(37,865)	148	578
Net cash used in investing activities	(1,255,829)	(747,187)	(1,130,824)

Financing Activities:
Fixed annuity receipts	854,391	686,249	788,174
Annuity surrenders, benefits and withdrawals	(936,088)	(729,759)	(572,013)
Net transfers from variable annuity assets	11,367	1,436	966
Additional long-term borrowings	29,716	195,392	337,208
Reductions of long-term debt	(122,409)	(11,621)	(454,775)
Issuances of trust preferred securities	-	-	33,943
Repurchases of trust preferred securities	(22,611)	(188,961)	(11,322)
Issuances of Common Stock	25,813	91,480	1,516
Subsidiaries' issuances of stock in
public offerings	40,391	-	10,632
Cash dividends paid on Common Stock	(33,103)	(35,126)	(31,338)
Other, net	(3,881)	(1,385)	782
Net cash provided by (used in) financing
activities	(156,414)	7,705	103,773

Net Increase (Decrease) in Cash and Cash Equivalents	(389,893)	268,190	(277,551)

Cash and cash equivalents at beginning of period	861,742	593,552	871,103

Cash and cash equivalents at end of period	$ 471,849	$ 861,742	$ 593,552

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES

A.	Accounting Policies	K.	Shareholders' Equity
B.	Acquisitions and Sales of Subsidiaries	L.	Income Taxes
C.	Segments of Operations	M.	Discontinued Operations
D.	Investments	N.	Equity in Net Earnings (Losses)
E.	Deferred Policy Acquisition Costs		of Investees
F.	Managed Investment Entity	O.	Commitments and Contingencies
G.	Goodwill	P.	Quarterly Operating Results
H.	Long-Term Debt	Q.	Insurance
I.	Payable to Subsidiary Trusts	R.	Additional Information
J.	Minority Interest	S.	Subsequent Event (unaudited)

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

  Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings (included in realized gains (losses)) and the cost basis of that investment is reduced.

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

  Managed Investment Entity  Through the first quarter of 2005, AFG consolidated one of its collateralized debt obligations ("CDO") under revised FASB Interpretation ("FIN") No. 46. Since AFG had no right to use the CDO assets and the CDO liabilities could be extinguished only by using CDO assets, the assets and liabilities of the CDO are shown separate from AFG's other assets and liabilities in the Balance Sheet. Income and expenses of the CDO are shown separately in the Statement of Earnings; related minority interest is included in "Minority Interest Expense." In the first half of 2005, the CDO liquidated its investment portfolio and distributed the proceeds to its senior debt and equity investors, including AFG.

  Goodwill  Goodwill represents the excess of cost of subsidiaries over AFG's equity in their underlying net assets. Goodwill is not amortized, but is subject to an impairment test at least annually.

  Insurance  As discussed under "Reinsurance" below, unpaid losses and loss adjustment expenses and unearned premiums have not been reduced for reinsurance recoverable.

  Reinsurance  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFG's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on paid and unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers includes ceded premiums due to reinsurers as well as ceded premiums retained by AFG's property and casualty insurance subsidiaries under contracts to fund ceded losses as they become due. AFG's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding companies.

  Subsidiaries of AFG's 82%-owned subsidiary, Great American Financial Resources, Inc. ("GAFRI"), cede life insurance policies to a third party on a funds withheld basis where GAFRI retains the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance of the retained assets. Effective October 1, 2003, GAFRI implemented Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue B36 ("B36"). Under B36, these reinsurance contracts are considered to contain embedded derivatives (that must be adjusted to fair value) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. GAFRI determined that changes in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. As permitted under B36, GAFRI reclassified the securities related to these transactions from "available for sale" to "trading." The $16.1 million cumulative effect of adjusting to fair value the derivatives embedded in the payables at October 1, 2003, was offset by

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  the initial effect of transferring the related securities from available for sale to trading. Beginning in the fourth quarter of 2003, the adjustment to fair value on the embedded derivatives offsets the investment income recorded on the adjustment to fair value of the related trading portfolios.

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

  Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses on the Statement of Earnings consists primarily of amortization of DPAC related to the annuity, supplemental insurance and run-off life businesses. This line item also includes certain marketing and commission costs that are expensed as paid.

  Unpaid Losses and Loss Adjustment Expenses  The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. Establishing reserves for asbestos, environmental and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage.

  Loss reserve liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Earnings in the period in which determined. Despite the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

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

  Variable Annuity Assets and Liabilities  Separate accounts related to variable annuities represent the fair value of deposits invested in underlying investment funds on which GAFRI earns a fee. Investment funds are selected and may be changed only by the policyholder, who retains all investment risk.

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

  Payable to Subsidiary Trusts  Under FIN 46, AFG deconsolidated wholly-owned subsidiary trusts (formed prior to 2003) because they are "variable interest entities" in which AFG is not considered to be the primary beneficiary. These subsidiary trusts were formed to issue preferred securities and, in turn, purchase a like amount of subordinated debt from their parent company which provides interest and principal payments to fund the respective trust obligations. Accordingly, the subordinated debt due to the trusts is shown as a liability in the Balance Sheet, and beginning in 2004, the related interest expense is shown in the Statement of Earnings as "interest on subsidiary trust obligations." Prior to 2004, this interest was included in the Statement of Earnings as "minority interest expense, net of tax." Implementation of FIN 46 with respect to the preferred securities had no effect on earnings.

  Minority Interest  For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in consolidated entities. For income statement purposes, minority interest expense represents such shareholders' interest in the earnings of those entities. See "Payable to Subsidiary Trusts" above.

  Income Taxes  Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

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

  For SFAS No. 123 purposes, the "fair value" of $9.66 per option granted in 2005, $8.92 in 2004 and $5.62 in 2003 was calculated using the Black-Scholes option pricing model and the following assumptions: expected dividend yield of 2%; expected volatility of 28% for 2005, 29% for 2004 and 30% for 2003; risk-free interest rate of 4.3% for 2005, 3.7% for 2004 and 3.6% for 2003; and expected option life of 8.4 years in 2005, 7.5 years in 2004 and 7.4 years in 2003. There is no single reliable method to determine the actual value of options at grant date. Accordingly, actual value of the option grants may be higher or lower than the SFAS No. 123 "fair value".

	2005	2004	2003

Net earnings available to common shares,
as reported	$206,580	$359,860	$289,694
Pro forma stock option expense, net of tax	(7,131)	(6,694)	(7,323)

Adjusted net earnings	$199,449	$353,166	$282,371

Earnings per share (as reported):
Basic	$2.68	$4.89	$4.14
Diluted	$2.62	$4.81	$4.12

Earnings per share (adjusted):
Basic	$2.58	$4.80	$4.04
Diluted	$2.55	$4.74	$4.03

  In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) revises SFAS No. 123 and eliminates the use of the intrinsic value method prescribed by APB 25. Under SFAS No. 123(R), companies must recognize compensation expense for all new share-based awards (including employee stock options), and the nonvested portions of prior awards, based on their fair value at the date of grant. AFG will implement the new standard as of January 1, 2006, on a modified prospective basis. After that date, all share-based grants will be recognized as compensation expense over the vesting period. AFG intends to use the Black-Scholes pricing model to measure the fair value of employee stock options. Had AFG adopted SFAS No. 123(R) in prior periods, the impact on net earnings and earnings per share would have been similar to the pro forma amounts discussed above.

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

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following dilutive effect of common stock options: 2005 - 1,295,000 shares; 2004 - 1,194,000 shares; and 2003 - 335,000 shares.

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

  Acquisitions and Sales of Subsidiaries

Great American Life Assurance Company of Puerto Rico  In the fourth quarter of 2005, GAFRI reached an agreement to sell its subsidiary, Great American Life Assurance Company of Puerto Rico ("GAPR"), for $37.5 million in cash and recorded an estimated $3.4 million pretax loss. The sale was completed in January 2006.

Farmers Crop Insurance Alliance, Inc.  On September 30, 2005, AFG acquired the multi-peril crop insurance and the crop hail insurance business written through Farmers Crop Insurance Alliance, Inc. for $17.5 million in cash. AFG will pay additional amounts of up to 10% of annual premiums over the next three years based on certain customer retention criteria. Approximately $16.5 million of the initial Farmers Crop purchase price was recorded as intangible renewal rights and is being amortized over an estimated retention period of four years on a straight-line basis. Any future payments (not expected to exceed $30 million) based on customer retention will also be recorded as intangible renewal rights. While there is uncertainty as to the amount of premiums that ultimately will be retained due to the departure of several Farmers' employees in the months preceding the acquisition, AFG expects this business will generate gross written premiums of $200 million to $300 million in 2006.

National Interstate Initial Public Offering  An AFG majority-owned subsidiary, National Interstate Corporation ("NATL"), issued 3.4 million of its common shares in a February 2005 initial public offering. NATL used $15 million of the $40.4 million in proceeds to repay a loan to an AFG subsidiary and the balance for general corporate purposes. At December 31, 2005, AFG owned approximately 54% of NATL's common stock compared to 66% at December 31, 2004.

Transport Insurance Company  In November 2004, AFG completed the sale of Transport Insurance Company. See Note M - "Discontinued Operations."

National Health Annuity Business  In May 2004, GAFRI acquired the fixed annuity business of National Health Insurance Company (over 30,000 policies). This transaction increased both annuity benefits accumulated and cash and investments by approximately $750 million.

Fidelity Excess and Surplus Insurance Company  In 2003, AFG sold Fidelity Excess and Surplus Insurance Company, an inactive subsidiary, for $28.9 million, realizing a pretax gain of $4.3 million. AFG retained all liability for Fidelity's business related to the period AFG owned the company.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Direct automobile insurance business  In 2003, AFG sold two of its subsidiaries that market automobile insurance directly to customers for $32.2 million, realizing a pretax gain of $3.4 million on the sale. The transaction included the transfer of the right of Great American Insurance Company ("GAI"), an AFG subsidiary, to renew certain of its personal automobile insurance business written on a direct basis in selected markets.

Infinity Property and Casualty Corporation  In public offerings in 2003, AFG sold all the shares of Infinity Property and Casualty Corporation ("Infinity", its personal automobile insurance business) for a total of $400 million, realizing a net pretax gain of $17.1 million.

  Segments of Operations  AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity and supplemental insurance, and (iii) other, which includes holding company assets and costs and the assets and operations of a CDO that AFG managed.

  AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes inland and ocean marine, agricultural-related business and commercial automobile, (ii) Specialty casualty, which includes executive and professional liability, umbrella and excess liability and excess and surplus, (iii) Specialty financial, which includes fidelity and surety bonds and collateral protection and (iv) California workers' compensation. AFG's annuity and supplemental insurance business markets primarily retirement annuities and various forms of supplemental insurance. AFG's reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

  AFG's businesses operate throughout the United States. In 2005, 2004, and 2003, just over 2% of AFG's revenues were derived from the sale of life and supplemental health products in Puerto Rico; just over 1% of its revenues were derived from the sale of property and casualty insurance in Mexico, Canada and Europe.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  The following tables (in thousands) show AFG's assets, revenues and operating earnings before income taxes by significant business segment and sub-segment.

	2005	2004	2003
Assets
Property and casualty insurance (a)	$10,501,448	$10,182,551	$ 9,230,244
Annuity and supplemental insurance	11,913,575	11,702,547	10,292,616
Other	400,969	674,429	789,175
	$22,815,992	$22,559,527	$20,312,035
Revenues (b)
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 857,711	$ 611,266	$ 480,597
Specialty casualty	733,874	717,102	656,725
Specialty financial	363,063	358,289	262,280
California workers' compensation	347,456	338,534	262,691
Other	60,732	71,366	83,295
Other lines (c)	3,661	13,745	163,618
	2,366,497	2,110,302	1,909,206
Investment income	287,647	261,290	252,860
Realized gains	17,313	239,223	75,193
Other	242,272	193,160	166,071
	2,913,729	2,803,975	2,403,330
Annuity and supplemental insurance:
Investment income	574,402	537,989	516,564
Life, accident and health premiums	371,006	351,365	331,887
Realized gains (losses)	9,474	59,739	(4,704)
Other	135,568	109,699	87,271
	1,090,450	1,058,792	931,018
Other	34,104	43,498	25,295
	$ 4,038,283	$ 3,906,265	$ 3,359,643

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 145,747	$ 118,497	$ 58,612
Specialty casualty	63,424	1,482	11,560
Specialty financial	(77,117)	(32,071)	(21,866)
California workers' compensation	104,156	35,502	20,919
Other (d)	(28,407)	(569)	(162)
Other lines (e)	(182,837)	(11,291)	(47,195)
	24,966	111,550	21,868
Investment income, realized gains
and other (f)	312,522	452,738	255,891
	337,488	564,288	277,759
Annuity and supplemental insurance (g)	96,459	158,178	87,335
Other (h)	(77,133)	(132,928)	(64,088)
	$ 356,814	$ 589,538	$ 301,006

(a) Not allocable to sub-segments.
(b) Revenues include sales of products and services as well as other income earned by the respective segments.
(c) Includes 2003 earned premiums of $163.6 million related to the personal and direct auto businesses that were sold in 2003. Beginning in 2004, the remaining former personal business was transferred to Specialty property and transportation.
(d) Includes a charge of $19.9 million for adjustments related to deferred gains on retroactive reinsurance, and $7.0 million in hurricane losses from assumed reinsurance in 2005.
(e) Includes a third quarter 2005 charge of $179.3 million to increase asbestos, environmental and other mass tort reserves and a 2003 charge of $43.8 million for an arbitration decision relating to a 1995 property claim from a discontinued business.
(f) Includes a 2003 charge of $35.5 million related to the settlement of litigation.
(g) Includes a third quarter 2005 charge of $9.5 million related to environmental liabilities at GAFRI's former manufacturing operations.
(h) Includes holding company expenses and a third quarter 2004 charge of $52 million resulting from the settlement of litigation.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Investments  Fixed maturities and other stocks classified as available for sale at December 31 consisted of the following (in millions):

	2005				2004
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
United States Government
and government agencies
and authorities	$ 1,016.5	$ 1,012.6	$ 13.2	($ 17.1)	$ 1,684.3	$ 1,694.0	$ 18.3	($ 8.6)
States, municipalities and
political subdivisions	1,192.3	1,193.0	10.7	(10.0)	1,009.2	1,030.4	22.7	(1.5)
Foreign government	171.7	174.3	3.1	(0.5)	141.4	145.2	3.8	-
Public utilities	1,005.7	1,028.9	27.1	(3.9)	944.7	994.0	51.5	(2.2)
Mortgage-backed securities	4,567.1	4,512.6	16.2	(70.7)	3,564.1	3,582.2	40.4	(22.3)
All other corporate	6,271.3	6,355.7	138.9	(54.5)	5,643.5	5,913.8	280.8	(10.5)
Redeemable preferred stocks	47.7	49.5	1.9	(0.1)	48.0	51.8	4.8	(1.0)

	$14,272.3	$14,326.6	$211.1	($156.8)	$13,035.2	$13,411.4	$422.3	($46.1)

Other stocks	$ 501.5	$ 556.7	$ 73.3	($ 18.1)	$ 456.1	$ 537.2	$ 84.2	($ 3.1)

The following tables show gross unrealized losses on fixed maturities and other stocks by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004.

	Twelve Months or Less			More Than Twelve Months
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost

2005
Fixed maturities:
United States Government
and government agencies
and authorities	($ 7.1)	$ 390.3	98%	($10.0)	$ 377.1	97%
States, municipalities and
political subdivisions	(8.0)	720.9	99%	(2.0)	89.9	98%
Foreign government	(0.5)	48.7	99%	-	0.9	100%
Public utilities	(3.1)	230.5	99%	(0.8)	30.4	97%
Mortgage-backed securities	(51.7)	3,185.8	98%	(19.0)	512.0	96%
All other corporate	(39.6)	2,203.7	98%	(14.9)	383.4	96%
Redeemable preferred stocks	(0.1)	10.3	99%	-	-	- %

	($110.1)	$6,790.2	98%	($46.7)	$1,393.7	97%

Other stocks	($ 13.4)	$ 246.3	95%	($ 4.7)	$ 40.4	90%

2004
Fixed maturities:
United States Government
and government agencies
and authorities	($ 6.8)	$1,012.3	99%	($ 1.8)	$ 55.8	97%
States, municipalities and
political subdivisions	(0.7)	136.6	99%	(0.8)	26.9	97%
Foreign government	-	3.0	100%	-	-	- %
Public utilities	(1.8)	123.7	99%	(0.4)	16.9	98%
Mortgage-backed securities	(8.4)	887.2	99%	(13.9)	441.2	97%
All other corporate	(8.9)	638.0	99%	(1.6)	47.9	97%
Redeemable preferred stocks	(1.0)	13.0	93%	-	-	- %

	($ 27.6)	$2,813.8	99%	($18.5)	$588.7	97%

Other stocks	($ 2.5)	$ 25.4	91%	($ 0.6)	$ 24.9	98%

At December 31, 2005, the gross unrealized losses relate to nearly 1,200 securities with no single unrealized loss in excess of $2.4 million. Investment grade securities (as determined by nationally recognized rating agencies) represented about 94% and 96% of the total unrealized loss and fair value, respectively. Of the mortgage-backed securities, more than 98% of the unrealized losses relate to AAA rated securities. Management believes that AFG will recover its cost basis in the securities having unrealized losses at December 31, 2005 and AFG has the ability and intent to hold such securities until they recover in value or mature.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below sets forth the scheduled maturities of fixed maturities as of December 31, 2005. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. Mortgage-backed securities had an average life of approximately
6-1/2 years at December 31, 2005.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$ 472.5	$ 479.2	3%
After one year through five years	3,286.1	3,310.1	23
After five years through ten years	4,779.3	4,826.0	34
After ten years	1,167.3	1,198.7	8
	9,705.2	9,814.0	68
Mortgage-backed securities	4,567.1	4,512.6	32
Total	$14,272.3	$14,326.6	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

There were no investments (other than U.S. Treasury Notes) that exceeded 10% of Shareholders' Equity at December 31, 2005 or 2004.

Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

	Fixed	Equity	Tax
	Maturities	Securities	Effects	Total

2005
Realized - Continuing operations	($ 15,417)	$ 39,277	($ 6,066)	$ 17,794
Change in Unrealized	(321,900)	(25,900)	120,300	(227,500)

2004
Realized - Continuing operations	49,728	252,229	(105,589)	196,368
Realized - Discontinued operations	2,744	-	(960)	1,784
Change in Unrealized	(1,600)	(115,300)	41,100	(75,800)

2003
Realized - Continuing operations	51,647	7,244	(20,514)	38,377
Realized - Discontinued operations	1,600	11	(564)	1,047
Change in Unrealized	(79,400)	70,600	3,000	(5,800)

Gross gains and losses (excluding impairment writedowns) on available for sale fixed maturity investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	2005	2004	2003

Gross Gains	$29.6	$91.9	$152.2
Gross Losses	(33.4)	(23.5)	(42.7)

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

	2005	2004
Increase (decrease) in assets
Fixed maturities - available for sale	$54.3	$376.2
Other stocks	55.2	81.1
Deferred policy acquisition costs	(17.3)	(59.5)
Deferred income taxes (included in other assets)	(31.0)	(139.2)

(Increase) decrease in liabilities and minority interest
Minority interest	(10.0)	(34.2)
Annuity benefits and other liabilities	(0.4)	7.3
	$50.8	$231.7

  Deferred Policy Acquisition Costs  Included in deferred policy acquisition costs in AFG's Balance Sheet are $54.1 million and $72.7 million at December 31, 2005 and 2004, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and life business. The PVFP amounts are net of $82.5 million and $73.2 million of accumulated amortization. Amortization of the PVFP was $9.3 million in 2005, $7.4 million in 2004 and $8.5 million in 2003. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-sixth of the balance at the beginning of each respective year.
  Managed Investment Entity  From 1999 to mid-2005, AFG had an investment in, and acted as investment manager for, a CDO of which AFG was determined to be the "primary beneficiary." Under FIN 46, AFG was required to consolidate the CDO beginning December 31, 2003. The cumulative effect of this change in accounting was an increase in income of $6.3 million in 2003.

  AFG is the investment manager and has investments in four other CDOs with an aggregate carrying value of $13 million at December 31, 2005 (included in fixed maturities), which are not required to be consolidated. These CDOs were formed between 2000 and 2005 and had approximately $1.6 billion in investments at December 31, 2005.
  Goodwill  Changes in the carrying value of goodwill during 2004 and 2005, by reporting segment, are presented in the following table (in thousands):

	Property and	Annuity and
	Casualty	Supplemental	Total
Balance December 31, 2003	$150,211	$18,119	$168,330
Goodwill from acquisitions	1,696	-	1,696
Impairment charge	-	(4,000)	(4,000)
Other	-	(144)	(144)
Balance December 31, 2004	151,907	13,975	165,882
Goodwill from acquisition	-	1,000	1,000
Balance December 31, 2005	$151,907	$14,975	$166,882

GAFRI recorded a goodwill impairment charge of $4.0 million (included in "Other operating and general expenses") during the third quarter of 2004 related to an insurance agency subsidiary. A review for impairment was prompted by a decrease in estimated future earnings from this agency. Fair value of the agency was estimated using the present value of expected future cash flows.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Long-Term Debt  Long-term debt consisted of the following at December 31 (in thousands):

	2005	2004
Holding Company:
AFG 7-1/8% Senior Debentures due April 2009,
less discount of $671 and $1,112
(imputed rate - 7.2%)	$226,052	$ 296,843
AFG Senior Convertible Debentures due June 2033
(imputed rate - 4.0%)	189,857	189,857
AFG 7-1/8% Senior Debentures due February 2034	115,000	115,000
AFG 7-1/8% Senior Debentures due December 2007	59,493	75,100
Other	3,768	8,283

	594,170	685,083
Subsidiaries:
GAFRI 7-1/2% Senior Debentures due November 2033	112,500	112,500
GAFRI 6-7/8% Senior Notes due June 2008	100,000	100,000
GAFRI 7-1/4% Senior Debentures due January 2034	86,250	86,250
Notes payable secured by real estate	33,112	26,471
American Premier Underwriters, Inc. ("American Premier")
10-7/8% Subordinated Notes due May 2011,
including premium of $404 and $460
(imputed rate - 9.6%)	8,125	8,181
Other	8,586	10,188

	$942,743	$1,028,673

At December 31, 2005, sinking fund and other scheduled principal payments on debt for the subsequent five years (adjusted for repurchases through February 2006) were as follows: 2006 - $19.6 million, 2007 - $60.7 million, 2008 - $48.8 million, 2009 - $205.0 million and 2010 - $2.1 million.

During 2005, AFG repurchased $15.6 million of its 7-1/8% Debentures due 2007 and $71.2 million of its 7-1/8% Debentures due 2009 for $92.6 million in cash. Through February 2006, AFG repurchased an additional $22.1 million of its
7-1/8% Debentures due 2009 for $23.5 million in cash and GAFRI repurchased $51.5 million of its 6-7/8% Notes for $53.4 million in cash.

In the first quarter of 2004, AFG issued $115 million principal amount of 7-1/8% senior debentures due 2034 and GAFRI issued $86.3 million principal amount of
7-1/4% senior debentures due 2034. Proceeds from both offerings were used to redeem at face value a portion of the outstanding trust preferred securities.

AFG's Senior Convertible Notes were issued at a price of 37.153% of the principal amount due at maturity. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which interest at 4% annually will be accrued and added to the carrying value of the Notes. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at accreted value ranging from $371.53 per Note to $1,000 per Note at maturity. Holders may require AFG to purchase all or a portion of their Notes on five year anniversaries beginning in 2008, at the accreted value. Generally, holders may convert each Note into 11.5016 shares of AFG Common Stock (at $32.30 per share currently) (i) if the average market price of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value ($38.76 per share currently) for a specified period, (ii) if the credit rating of the Notes is significantly lowered, or (iii) if AFG calls the notes for redemption. AFG intends to deliver cash in lieu of Common Stock upon conversion of the Notes; accordingly, shares that would have been issued upon conversion of the Notes are not treated as dilutive.

To achieve its desired balance between fixed and variable rate debt, GAFRI has entered into interest rate swaps that effectively convert its 6-7/8% fixed-rate Senior Notes to a floating rate of 3-month LIBOR plus 2.9%. In connection with

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the 2006 debt repurchases discussed above, GAFRI paid $1.5 million to effectively cancel (settle) the portion of the interest rate swaps that covered the repurchased debt.

In 2004, AFG and GAFRI replaced their existing credit agreements with revolving credit facilities under which they can borrow up to $300 million and $165 million, respectively. Amounts borrowed bear interest at rates ranging from 1% to 2% over LIBOR based on the respective borrower's credit ratings. AFG's credit agreement will expire in November 2008 or in September 2007 if AFG has not retired or refinanced its 7-1/8% Debentures due in 2007. GAFRI's bank line will expire in 2008.

Cash interest payments on debt and trust preferred securities were $73 million in 2005, $75 million in 2004 and $70 million in 2003. Interest expense in the Statement of Earnings includes interest credited on funds held by AFG's insurance subsidiaries under reinsurance contracts and other similar agreements as follows: 2005 - $5.4 million; 2004 - $5.2 million; and 2003 - $7.8 million.
  Payable to Subsidiary Trusts (Issuers of Preferred Securities)  The preferred securities supported by the payable to subsidiary trusts consisted of the following (in thousands).

Date of		Amount Outstanding		Optional
Issuance	Issue (Maturity Date)	12/31/05	12/31/04	Redemption Dates
March 1997	GAFRI 8-7/8% Pfd (2027)	$21,960	$42,800	On or after 3/1/2007
May 2003	GAFRI 7.35% Pfd (2033)	20,000	20,000	On or after 5/15/2008
May 2003	NATL Variable Pfd (2033)	15,000	15,000	On or after 5/23/2008

NATL and GAFRI effectively provide unconditional guarantees of their respective trusts' obligations. In the fourth quarter of 2005, GAFRI repurchased $20.8 million of its 8-7/8% preferred securities for $22.6 million in cash. In the first quarter of 2004, GAFRI repurchased $27.2 million of its 8-7/8% preferred securities for $28.5 million in cash. The AFG 9-1/8% trust preferred securities and the GAFRI 9-1/4% trust preferred securities were redeemed at face value in the first quarter of 2004.
  Minority Interest  Minority interest expense represents the interest of non-controlling investors in the earnings or losses of consolidated subsidiaries. Included in minority interest expense in 2004 is $3.5 million for the interest of minority holders in the CDO entity that AFG consolidated prior to its liquidation in 2005. Minority interest expense for 2003 includes $14.2 million in accrued distributions by consolidated subsidiaries on trust preferred securities (as discussed in Note A, such distributions are now accounted for as interest) and $5.8 million in dividends on subsidiary preferred stock that was retired late in 2003.
  Shareholders' Equity  AFG sold 2,679,000 shares of its Common Stock through public offerings in the fourth quarter of 2004 at an average price of $30.56 per share, net of commissions and fees. In addition, American Premier sold 1,361,711 previously issued and outstanding AFG common shares that it was holding for the benefit of certain creditors and other claimants pursuant to the 1978 plan of reorganization of its predecessor, The Penn Central Transportation Company. The $41.5 million in proceeds were placed in escrow to be used to settle such claims. In November 2003, in conjunction with the AFG/AFC merger, AFG issued 3.3 million shares of Common Stock in exchange for all of the outstanding shares of AFC Series J preferred stock.

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Stock Incentive Plans  Under AFG's 2005 Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. This plan will replace AFG's existing stock option plan in 2006.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At December 31, 2005, there were 11.6 million shares of AFG Common Stock reserved for issuance under AFG's stock incentive plans. Options are granted with an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options generally expire ten years after the date of grant. Data for stock options issued under AFG's stock incentive plans is presented below:

	2005		2004		2003
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	7,219,093	$27.59	7,715,656	$26.56	6,982,562	$27.58

Granted	914,250	$30.42	896,950	$30.01	956,250	$18.54
Exercised	(1,669,435)	$26.71	(1,352,698)	$23.31	(35,000)	$21.12
Forfeited	(74,620)	$35.10	(40,815)	$26.25	(188,156)	$25.02
Outstanding at end of year	6,389,288	$28.14	7,219,093	$27.59	7,715,656	$26.56

Options exercisable at year-end	4,028,068	$28.68	4,938,143	$29.03	5,404,330	$28.51

Options available for grant at
year-end	5,247,116		1,086,746		1,942,881

No compensation cost has been recognized for stock option grants. For information about the SFAS No. 123 "fair value" of options granted, see Note A - "Accounting Policies - Stock-based Compensation." AFG realizes a tax benefit upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options ("ISOs") based on the difference between the market value of the common stock and the option exercise price (or sales price for ISOs) on the date the options are exercised (or sold for ISOs). Such benefits are credited to capital surplus and amounted to $3.9 million in 2005, $3.3 million in 2004 and $32,000 in 2003.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Average	Average		Average
Range of		Exercise	Remaining		Exercise
Exercise Prices	Shares	Price	Life	Shares	Price
$18.45 - $20.00	2,001,333	$19.26	5.6 years	1,516,803	$19.52
$20.01 - $25.00	21,500	$22.74	7.2 "	19,100	$22.77
$25.01 - $30.00	866,529	$25.86	6.0 "	554,389	$25.91
$30.01 - $35.00	1,854,550	$30.35	8.4 "	292,400	$30.90
$35.01 - $40.00	1,368,876	$36.78	2.3 "	1,368,876	$36.78
$40.01 - $45.19	276,500	$42.40	2.2 "	276,500	$42.40

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Unrealized Gain (Loss) on Marketable Securities, Net  The change in unrealized gain (loss) on marketable securities included the following (in millions):

		Tax	Minority
	Pretax	Effects	Interest	Net

2005
Unrealized holding losses on
securities arising during the period	($289.4)	$102.1	$22.1	($165.2)
Realized gains included in net income	(23.9)	6.1	2.1	(15.7)
Change in unrealized gain on marketable
securities, net	($313.3)	$108.2	$24.2	($180.9)

2004
Unrealized holding gains on
securities arising during the period	$202.9	($ 70.7)	($12.2)	$120.0
Realized gains included in net income and
unrealized loss of subsidiary sold	(304.4)	106.5	7.0	(190.9)
Change in unrealized gain on marketable
securities, net	($101.5)	$ 35.8	($ 5.2)	($ 70.9)

2003
Unrealized holding gains on
securities arising during the period	$ 86.5	($ 30.6)	$ 1.0	$ 56.9
Adoption of FIN 46	(2.1)	0.8	0.1	(1.2)
Transfer to Trading Securities	(16.1)	5.6	1.9	(8.6)
Realized gains included in net income and
unrealized gains of subsidiaries sold	(104.5)	36.7	(0.6)	(68.4)
Change in unrealized gain on marketable
securities, net	($ 36.2)	$ 12.5	$ 2.4	($ 21.3)

  Income Taxes  The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in thousands):

	2005	2004	2003
Earnings (loss) before income taxes:
Operating	$356,814	$589,538	$301,006
Minority interest expense	(28,051)	(32,410)	(44,013)
Equity in net earnings (losses) of investees	(7,823)	(4,883)	13,975
Discontinued operations	(1,930)	(3,756)	(51,795)
Accounting changes	-	(8,821)	6,300

Total	$319,010	$539,668	$225,473

Income taxes at statutory rate	$111,654	$188,884	$ 78,916
Effect of:
Adjustment to prior year taxes	2,321	(2,608)	(143,500)
Minority interest	9,833	9,968	7,764
Subsidiaries not in AFG's tax return	5,610	-	-
Tax exempt interest	(7,891)	(6,332)	(4,970)
Effect of foreign operations	(6,703)	(4,194)	(4,416)
Other	(2,394)	(5,910)	(2,136)
Total Provision (Credit)	112,430	179,808	(68,342)

Amounts applicable to:
Minority interest expense	-	-	7,620
Equity in net (earnings) losses of investees	2,738	1,709	(4,891)
Discontinued operations	675	1,344	18,159
Accounting changes	-	3,228	-
Provision (credit) for income taxes as shown
on the Statement of Earnings	$115,843	$186,089	($ 47,454)

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

Total earnings before income taxes include income (losses) subject to tax in foreign jurisdictions of ($33.8 million) in 2005, $26.6 million in 2004 and $27.4 million in 2003.

The total income tax provision (credit) consists of (in thousands):

	2005	2004	2003
Current taxes:
Federal	$ 66,261	$ 64,012	$ 43,028
Foreign	832	1,849	3,115
State	3,028	2,234	707
Deferred taxes:
Federal	44,856	112,542	(116,338)
Foreign	(2,547)	(829)	1,146

	$112,430	$179,808	($ 68,342)

For income tax purposes, AFG and certain members of its consolidated tax group had the following carryforwards available at December 31, 2005 (in millions):

	Expiring	Amount
Operating Loss	2006 - 2010	$ 1.0
	2011 - 2020	74.1
	2021 - 2022	69.3
Capital Loss	2006 - 2008	3.2
Other - Tax Credits		2.8

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31, were as follows (in millions):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$ 50.5	$ 52.1
Capital loss carryforwards	1.1	38.3
Insurance claims and reserves	310.8	308.2
Other, net	179.0	162.3
	541.4	560.9
Valuation allowance for deferred
tax assets	(50.0)	(50.0)
	491.4	510.9
Deferred tax liabilities:
Deferred acquisition costs	(334.9)	(324.5)
Investment securities	(23.2)	(110.8)
	(358.1)	(435.3)

Net deferred tax asset	$133.3	$ 75.6

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The gross deferred tax asset has been reduced by a valuation allowance related to a portion of AFG's net operating loss carryforwards ("NOL") that is subject to the separate return limitation year ("SRLY") tax rules. A SRLY NOL can be used only by the entity that created it and only in years that both the entity and the consolidated group have taxable income. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in the developments on which they are based become known.

The American Jobs Creation Act of 2004 provides a special one-time dividends received deduction on the repatriation of certain foreign earnings. AFG subsidiaries paid $91.5 million in dividends that qualified for this special tax treatment during 2005. Since deferred taxes had previously been accrued on most of these earnings, only $846,000 in additional income tax was recognized on the earnings remitted.

Cash payments for income taxes, net of refunds, were $91.9 million, $55.1 million and $51.8 million for 2005, 2004 and 2003, respectively.
  Discontinued Operations  In the fourth quarter of 2004, AFG completed the sale of Transport Insurance Company, an inactive property and casualty subsidiary with only run-off liabilities. In December 2003, AFG recorded a $55 million impairment charge to reduce its investment in Transport for its estimated loss on sale, which was determined based on negotiations with potential buyers.

  Transport's results are reflected as discontinued for all periods presented in the Statement of Earnings. A summary of Transport's discontinued operations follow (in millions):

	2005	2004	2003
Operations:
Revenue	$ -	$5.4	$ 6.1

Pretax earnings (loss)	-	(1.5)	3.2
Provision (benefit) for income taxes	-	(.6)	1.1
Earnings (loss) from discontinued operations	-	(.9)	2.1
Loss on sale, net of tax	(1.3)	(1.5)	(35.7)
Discontinued operations	($1.3)	($2.4)	($ 33.6)

  Equity in Net Earnings (Losses) of Investees  Equity in net earnings (losses) of investees includes AFG's share of the losses from a manufacturing business ($1.2 million in 2005, $3.2 million in 2004 and $3.1 million in 2003). In addition, equity in net earnings (losses) of investee for 2005 includes a $3.9 million after tax impairment writedown related to this business. From the date of the initial sale of 61% of Infinity in February 2003 through the date of the sale of its remaining interest in Infinity in December 2003, AFG accounted for its ownership interest in Infinity as an investee using the equity method. Equity in Infinity's net earnings during this period was $12.2 million.
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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At December 31, 2005, American Premier had liabilities for environmental and personal injury claims aggregating $89.3 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace.

GAFRI recently completed an in-depth review of projected costs associated with its former manufacturing operations. Based upon information provided by environmental and other consultants, GAFRI recorded a pretax charge of $9.5 million in the third quarter of 2005. At December 31, 2005, GAFRI had a liability of approximately $15 million for environmental costs and certain other matters associated with the sales of these former operations.

AFG's insurance subsidiaries continue to receive claims related to environmental exposures, asbestos and other mass tort claims. As more fully described in Item 7, establishing reserves for these claims is subject to uncertainties that are significantly greater than those presented by other types of claims. The liability for asbestos and environmental reserves at December 31, 2005 and 2004, respectively, was $540 million and $386 million; related recoverables from reinsurers (net of allowances for doubtful accounts) at those dates were $79 million and $56 million, respectively. The liability for other mass tort reserves at December 31, 2005 and 2004, respectively, was $21 million and $15 million; related recoverables from reinsurers (net of allowances for doubtful accounts) at those dates were $3 million and $4 million, respectively.

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

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  The following are quarterly results of consolidated operations for the two years ended December 31, 2005 (in millions, except per share amounts).

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year

2005
Revenues	$932.0	$994.6	$1,092.8	$1,018.9	$4,038.3
Earnings (loss) from:
Continuing operations	62.9	81.6	(26.4)	89.8	207.9
Discontinued operations	-	-	-	(1.3)	(1.3)
Net earnings (loss)	62.9	81.6	(26.4)	88.5	206.6

Basic earnings (loss) per common share:
Continuing operations	$0.82	$1.06	($0.34)	$1.16	$2.70
Discontinued operations	-	-	-	(0.02)	(0.02)
Net earnings (loss) available to Common Shares	$0.82	$1.06	($0.34)	$1.14	$2.68

Diluted earnings (loss) per common share:
Continuing operations	$0.81	$1.04	($0.34)	$1.14	$2.64
Discontinued operations	-	-	-	(0.02)	(0.02)
Net earnings (loss) available to Common Shares	$0.81	$1.04	($0.34)	$1.12	$2.62

Average number of Common Shares:
Basic	76.7	77.1	77.3	77.7	77.2
Diluted	77.8	78.2	78.7	79.2	78.5

2004
Revenues	$874.3	$901.4	$1,153.5	$977.1	$3,906.3
Earnings (loss) from:
Continuing operations	74.4	56.3	143.0	94.2	367.9
Discontinued operations	.6	(.4)	(1.0)	(1.6)	(2.4)
Cumulative effect of accounting change	(1.8)	-	(3.8)	-	(5.6)
Net earnings	73.2	55.9	138.2	92.6	359.9

Basic earnings (loss) per common share:
Continuing operations	$1.02	$.77	$1.94	$1.26	$5.00
Discontinued operations	.01	(.01)	(.01)	(.02)	(.03)
Cumulative effect of accounting change	(.03)	-	(.05)	-	(.08)
Net earnings available to Common Shares	$1.00	$.76	$1.88	$1.24	$4.89

Diluted earnings (loss) per common share:
Continuing operations	$1.00	$.76	$1.91	$1.25	$4.92
Discontinued operations	.01	(.01)	(.01)	(.02)	(.03)
Cumulative effect of accounting change	(.03)	-	(.05)	-	(.08)
Net earnings available to Common Shares	$.98	$.75	$1.85	$1.23	$4.81

Average number of Common Shares:
Basic	73.2	73.4	73.6	74.3	73.6
Diluted	74.3	74.7	74.8	75.5	74.8

  Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

  Results for the fourth quarter of 2005 include pretax charges of (i) $45.0 million associated with the residual value business, (ii) $29.4 million to deferred acquisition costs and insurance liabilities related to the annuity and run-off life operations, (iii) $18.3 million for adjustments to deferred gains on retroactive reinsurance, and (iv) $12.6 million in hurricane losses. These items were partially offset by pretax gains of $42.6 million from the sales of Ohio and Pennsylvania coal properties and a Texas hotel.

  Results for the third quarter of 2005 include a $179.3 million pretax charge to strengthen asbestos, environmental and other mass tort insurance reserves, $40 million in pretax losses related to hurricanes and a $30.9 million pretax gain on the sale of Illinois coal reserves.

  Results for the third quarter of 2004 include a $214.3 million pretax gain on the sale of Provident Financial Group, partially offset by a $52 million charge based on American Premier's settlement of litigation related to environmental clean-up costs at a former railroad site and $35 million in hurricane losses.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  AFG has realized gains (losses) on sales of subsidiaries in recent years (see Note B). Realized gains (losses) on securities, affiliates and other investments amounted to (in millions):

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
2005	($ 5.5)	$22.1	$ 10.7	($ 6.8)	$ 20.5
2004	36.2	0.7	223.6	41.5	302.0

  Insurance  Securities owned by insurance subsidiaries having a carrying value of approximately $1 billion at December 31, 2005, were on deposit as required by regulatory authorities.

  Insurance Reserves  The liability for losses and loss adjustment expenses for long-term scheduled payments under certain workers' compensation insurance has been discounted at about 7%, an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2005, has been reduced by $34 million.

  The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions). In addition to the asbestos, environmental and other mass tort charge in 2005, adverse development in the specialty casualty sub-segment was offset by positive development in the property and transportation and California workers' compensation sub-segments. Adverse development in 2004 and 2003 was primarily due to the specialty casualty segment as well as an arbitration settlement in 2003.

	2005	2004	2003

Balance at beginning of period	$3,103	$2,850	$3,400

Provision for losses and LAE occurring
in the current year	1,490	1,282	1,203
Net increase in provision for claims
of prior years:
2005 special A&E and other mass tort charge	179	-	-
Other	2	140	167
Total losses and LAE incurred (*)	1,671	1,422	1,370
Payments for losses and LAE of:
Current year	(423)	(377)	(389)
Prior years	(803)	(726)	(849)
Total payments	(1,226)	(1,103)	(1,238)

Reserves of businesses sold	-	(66)	(682)
Balance at end of period	3,548	3,103	2,850

Add back reinsurance recoverables, net
of allowance	2,243	2,234	2,059

Gross unpaid losses and LAE included
in the Balance Sheet	$5,791	$5,337	$4,909

(*) Before adjustments for deferred gains on retroactive reinsurance of
$18 million in 2005, $1 million in 2004 and ($15 million) in 2003.
Includes losses of Transport Insurance Company which have been reclassified to discontinued operations: 2004 -$7 million and
2003 - $2 million.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Net Investment Income  The following table shows (in millions) investment income earned and investment expenses incurred by AFG's insurance group.

	2005	2004	2003
Insurance group investment income:
Fixed maturities	$842.5	$774.9	$753.6
Equity securities	18.6	23.1	13.1
Other	.5	.7	.4
	861.6	798.7	767.1
Insurance group investment expenses (*)	(23.8)	(27.2)	(39.7)

	$837.8	$771.5	$727.4

(*) Included primarily in "Other operating and general expenses" in the
Statement of Earnings.

  Statutory Information  AFG's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

				Policyholders'
	Net Earnings			Surplus
	2005	2004	2003	2005	2004

Property and casualty companies	$178	$390	$94	$2,187	$2,071
Life insurance companies	114	122	78	651	623

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

	2005	2004	2003

Direct premiums written	$3,634	$3,675	$3,530
Reinsurance assumed	65	62	100
Reinsurance ceded	(1,251)	(1,508)	(1,618)

Net written premiums	$2,448	$2,229	$2,012

Direct premiums earned	$3,592	$3,643	$3,455
Reinsurance assumed	66	77	79
Reinsurance ceded	(1,292)	(1,610)	(1,625)

Net earned premiums	$2,366	$2,110	$1,909

Reinsurance recoveries	$ 874	$1,203	$1,155

  GAFRI has reinsured approximately $23 billion and $26 billion in face amount of life insurance (excluding GAPR) as of December 31, 2005 and 2004, respectively. Life premiums ceded (excluding GAPR) were $68 million, $86 million and $85 million for 2005, 2004 and 2003, respectively.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Additional Information  Total rental expense for various leases of office space and equipment was $31 million, $35 million and $38 million for 2005, 2004 and 2003, respectively.

Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2005, were as follows: 2006 - $30 million; 2007 - $27 million; 2008 - $24 million; 2009 - $19 million; 2010 - $15 million; and $26 million thereafter. In addition, AFG has 99-year land leases (approximately 91 years remaining) at one of its real estate properties. Minimum lease payments under these leases are expected to total approximately $300,000 in 2006 and are adjusted annually for inflation.

Other operating and general expenses included charges for possible losses on agents' balances, other receivables and other assets in the following amounts: 2005 - $11.1 million; 2004 - $15.1 million; and 2003 - $1.3 million. Losses and loss adjustment expenses included charges for possible losses on reinsurance recoverables of $0.4 million in 2005, $12.7 million in 2004, and $4.7 million in 2003. The aggregate allowance for all such losses amounted to approximately $35 million and $82 million at December 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG's financial instruments at
December 31.
	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities	$14,598	$14,598	$13,704	$13,704
Other stocks	557	557	537	537

Liabilities:
Annuity benefits accumulated	$ 8,417	$ 8,060	$ 8,132	$ 7,809
Long-term debt	943	1,012	1,029	1,101
Payable to subsidiary trusts	57	59	78	82

Shareholders' Equity	$ 2,458	$ 2,991	$ 2,431	$ 2,399

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

Financial Instruments with Off-Balance-Sheet Risk  On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2005, AFG and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling up to $28 million.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Restrictions on Transfer of Funds and Assets of Subsidiaries  Payments of dividends, loans and advances by AFG's subsidiaries are subject to various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2006 from its insurance subsidiaries without seeking regulatory clearance is approximately $299 million. Additional amounts of dividends, loans and advances require regulatory approval.

Benefit Plans  AFG expensed approximately $20 million in 2005 and $17 million in 2004 and $20 million in 2003 for its retirement and employee savings plans.

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
  Subsequent Event (Unaudited)  In January 2006, AFG recorded a pretax gain of $23.6 million on the sale of its 15% interest in The Cincinnati Reds, LLC.

PART III

The information required by the following Items will be included in AFG's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year and is incorporated herein by reference.

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

B. Schedules filed herewith for 2005, 2004 and 2003:
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

3. Exhibits - see Exhibit Index on page E-1.

S-1

AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In Thousands)

Condensed Balance Sheet
	December 31
	2005	2004
Assets:
Cash and cash equivalents	$ 20,887	$ 107,435
Investment in securities	141,804	360
Investment in subsidiaries (a)	2,812,265	2,898,354
Other investments	34,813	34,813
Other assets	121,354	146,298

	$3,131,123	$3,187,260
Liabilities and Shareholders' Equity:
Accounts payable, accrued expenses and other
liabilities	$ 79,411	$ 71,630
Long-term debt	594,170	685,083
Shareholders' equity	2,457,542	2,430,547

	$3,131,123	$3,187,260

(a) Investment in subsidiaries includes intercompany receivables and payables.

Condensed Statement of Earnings
	Year Ended December 31,
	2005	2004	2003
Income:
Dividends from subsidiaries	$271,000	$ 65,000	$ 282
Equity in undistributed earnings
of subsidiaries	181,208	594,445	366,735
Realized gains (losses) on investments	(6,248)	2,994	40
Investment and other income	2,873	729	4,230
	448,833	663,168	371,287

Costs and Expenses:
Interest charges on intercompany borrowings	44,212	31,866	30,992
Interest charges on other borrowings	42,421	44,654	34,757
Loss on retirement of debt	6,216	555	155
Other operating and general expenses	35,044	33,848	34,415
	127,893	110,923	100,319

Earnings from continuing operations
before income taxes and accounting changes	320,940	552,245	270,968
Provision (credit) for income taxes	113,105	184,380	(50,183)
Earnings from continuing operations	207,835	367,865	321,151

Discontinued operations	(1,255)	(2,412)	(33,636)
Cumulative effect of accounting changes	-	(5,593)	6,300

Net Earnings	$206,580	$359,860	$293,815

S-2

AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

(In Thousands)

Condensed Statement of Cash Flows

	Year Ended December 31,
	2005	2004	2003
Operating Activities:
Net earnings	$206,580	$359,860	$293,815
Adjustments:
Cumulative effect of accounting changes	-	5,593	(6,300)
Equity in earnings of subsidiaries	(288,066)	(429,988)	(217,986)
Depreciation and amortization	3,262	3,705	2,451
Realized (gains) losses on investing
activities	6,243	(3,257)	(1)
Loss on retirement of debt	6,216	555	155
Change in balances with affiliates	(29,281)	(118,597)	316,039
Decrease (increase) in other assets	21,467	148,760	(127,907)
Increase in other liabilities	8,449	2,941	2,053
Dividends from subsidiaries	89,968	65,000	282
Other	3,958	4,033	829
Net cash provided by operating activities	28,796	38,605	263,430

Investing Activities:
Capital contributions to subsidiaries	(10,394)	(10,135)	(165,000)
Purchases of investments	(4,372)	(996)	-
Sales of investments	78	4,933	42
Other	(298)	(275)	(326)
Net cash used in investing activities	(14,986)	(6,473)	(165,284)

Financing Activities:
Additional long-term borrowings	100	111,261	220,482
Reductions of long-term debt	(97,630)	(5,850)	(288,282)
Issuances of Common Stock	30,275	95,380	4,499
Repurchases of trust preferred securities	-	(95,459)	(3,324)
Cash dividends paid	(33,103)	(35,126)	(31,338)
Other	-	-	(1,170)
Net cash provided by (used in)
financing activities	(100,358)	70,206	(99,133)

Net Increase (Decrease) in Cash and Cash Equivalents	(86,548)	102,338	(987)

Cash and cash equivalents at beginning of period	107,435	5,097	6,084

Cash and cash equivalents at end of period	$ 20,887	$107,435	$ 5,097

S-3

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2005

(IN MILLIONS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
AFFILIATION WITH REGISTRANT	DEFERRED POLICY ACQUISITION COSTS	(a) RESERVES FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES	(b) DISCOUNT DEDUCTED IN COLUMN C	(c) UNEARNED PREMIUMS	EARNED PREMIUMS	NET INVESTMENT INCOME	CLAIMS AND CLAIM ADJUSTMENT EXPENSES INCURRED RELATED TO		AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS	PAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES	PREMIUMS WRITTEN
							CURRENT YEARS	(d) PRIOR YEARS

      CONSOLIDATED PROPERTY-CASUALTY ENTITIES

2005	$304	$5,791	$34	$1,644	$2,366	$270	$1,490	$181	$504	$1,226	$2,448

2004	$273	$5,337	$31	$1,612	$2,110	$237	$1,282	$140	$451	$1,103	$2,229

2003					$1,909	$219	$1,203	$167	$395	$1,238	$2,012

(a) Grossed up for reinsurance recoverables of $2,243 and $2,234 at December 31, 2005 and 2004, respectively.
(b) Discounted at approximately 7%.
(c) Grossed up for prepaid reinsurance premiums of $479 and $522 at December 31, 2005 and 2004, respectively.
(d) Includes amounts recorded in discontinued operations: 2004 - $7 million; and 2003 - $2 million.

Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.
American Financial Group, Inc.

Signed: March 2, 2006	BY:s/CARL H. LINDNER III
Carl H. Lindner III
Co-Chief Executive Officer

BY:s/S. CRAIG LINDNER
S. Craig Lindner
Co-Chief Executive Officer

______________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Capacity	Date

s/CARL H. LINDNER	Chairman of the Board	March 2, 2006
Carl H. Lindner	of Directors

s/CARL H. LINDNER III	Director	March 2, 2006
Carl H. Lindner III

s/S. CRAIG LINDNER	Director	March 2, 2006
S. Craig Lindner

s/THEODORE H. EMMERICH	Director*	March 2, 2006
Theodore H. Emmerich

s/JAMES E. EVANS	Director	March 2, 2006
James E. Evans

s/TERRY S. JACOBS	Director*	March 2, 2006
Terry S. Jacobs

s/WILLIAM R. MARTIN	Director*	March 2, 2006
William R. Martin

s/KENNETH C. AMBRECHT	Director	March 2, 2006
Kenneth C. Ambrecht

s/WILLIAM W. VERITY	Director	March 2, 2006
William W. Verity

s/KEITH A. JENSEN	Senior Vice President	March 2, 2006
Keith A. Jensen	(principal financial and accounting officer)

* Member of the Audit Committee

INDEX TO EXHIBITS

AMERICAN FINANCIAL GROUP, INC.
Number	Exhibit Description

3(a)	Amended and Restated Articles of
Incorporation, filed as Exhibit 3(a)
	to AFG's Form 10-K for 1997.	(*)

3(b)	Code of Regulations, filed as Exhibit 3(b)
	to AFG's Form 10-K for 1997.	(*)

4	Instruments defining the rights of	Registrant has no
	security holders.	outstanding debt issues
exceeding 10% of the
assets of Registrant and
consolidated subsidiaries.

Material Contracts:

10(a)	2005 Stock Incentive Plan included in AFG's
	2005 Proxy.	(*)

10(b)	Stock Option Plan, filed as Exhibit 10(a)
	to AFG's Form 10-K for 1998.	(*)

10(c)	Form of stock option agreements, filed as
	Exhibit 10(b) to AFG's Form 10-K for 1998.	(*)

10(d)	2006 Co-Chief Executive Officer Bonus Plan, filed as
	Exhibit 99.1 to AFG's Form 8-K filed on March 2, 2006.	(*)

10(e)	2006 Senior Executive Bonus Plan, filed as
	Exhibit 99.2 to AFG's Form 8-K filed on March 2, 2006.	(*)

10(f)	2005 Co-CEO and Co-President Bonus Plan, filed as
	Exhibit 10(a) to AFG's March 31, 2005 Form 10-Q.	(*)

10(g)	2005 Senior Executive Bonus Plan, filed as
	Exhibit 10(b) to AFG's March 31, 2005 Form 10-Q.	(*)

10(h)	Amended and restated Nonqualified Auxiliary RASP,
	filed as Exhibit 10(d) to AFG's Form 10-K for 2003.	(*)

10(i)	Keith E. Lindner Salary Continuation Agreement,
filed as Exhibit 10(c) to AFG's March 31, 2004
	Form 10-Q.	(*)

10(j)	Fred J. Runk Separation Agreement, filed as
Exhibit 99.2 to AFG's Form 8-K filed on
	November 30, 2004.	(*)

10(k)	Retirement program for outside directors,
filed as Exhibit 10(e) to AFG's Form 10-K
	for 1995.	(*)

10(l)	Directors' Compensation Plan, included in
	AFG's 2004 Proxy Statement.	(*)

10(m)	Deferred Compensation Plan, filed as
Exhibit 10 to AFG's Registration Statement
	on Form S-8 on December 2, 1999.	(*)

E-1

INDEX TO EXHIBITS - CONTINUED

AMERICAN FINANCIAL GROUP, INC.
Number	Exhibit Description

Material Contracts (continued):

10(n)	Equity Distribution Agreement, dated November 17,
2004, among American Financial Group, Inc. and
American Premier Underwriters, Inc., as sellers,
and UBS Securities LLC, filed as Exhibit 99 to
	AFG's Form 8-K filed on November 18, 2004.	(*)

10(o)	Credit Agreement, dated November 19, 2004, among
American Financial Group, Inc., as Borrower,
and several lenders, filed as Exhibit 99 to
	AFG's Form 8-K filed on November 22, 2004.	(*)

12	Computation of ratios of earnings
to fixed charges.

21	Subsidiaries of the Registrant.

23	Consent of independent auditors.

31(a)	Sarbanes-Oxley Section 302(a) Certification of
Co-Chief Executive Officer.

31(b)	Sarbanes-Oxley Section 302(a) Certification of
Co-Chief Executive Officer.

31(c)	Sarbanes-Oxley Section 302(a) Certification of
Chief Financial Officer.

32	Sarbanes-Oxley Section 906 Certification of Co-Chief
Executive Officers and Chief Financial Officer.

(*) Incorporated herein by reference.

E-2