Form 10-Q
period 2006-03-31
AMERICAN FINANCIAL GROUP INC
filed 2006-05-08
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

One East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes   X      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer: Large Accelerated Filer X Accelerated Filer Non-Accelerated Filer

Indicate by check mark whether the Registrant is a shell company. Yes No X

As of May 1, 2006, there were 78,541,477 shares of the Registrant's Common Stock outstanding, excluding 9,953,392 shares owned by a subsidiary.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

ITEM I - FINANCIAL STATEMENTS

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)

(Dollars In Thousands)
	March 31,	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$ 565,232	$ 471,849
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $14,617,054 and $14,272,314)	14,407,454	14,326,614
Trading - at fair value	279,649	271,851
Other stocks - at fair value
(cost - $521,286 and $501,459)	595,186	556,659
Policy loans	254,567	258,744
Real estate and other investments	345,914	338,254
Total cash and investments	16,448,002	16,223,971
Recoverables from reinsurers and prepaid
reinsurance premiums	3,130,473	3,263,128
Agents' balances and premiums receivable	554,337	574,882
Deferred policy acquisition costs	1,166,357	1,139,515
Other receivables	370,205	388,078
Variable annuity assets (separate accounts)	673,441	643,506
Prepaid expenses, deferred charges and other assets	399,566	416,030
Goodwill	166,882	166,882

	$22,909,263	$22,815,992

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 5,794,333	$ 5,790,709
Unearned premiums	1,699,158	1,643,954
Annuity benefits accumulated	8,706,174	8,417,298
Life, accident and health reserves	922,949	1,088,016
Payable to reinsurers	294,637	298,664
Long-term debt	914,455	999,703
Variable annuity liabilities (separate accounts)	673,441	643,506
Accounts payable, accrued expenses and other
liabilities	1,202,273	1,215,490
Total liabilities	20,207,420	20,097,340

Minority interest	252,818	261,110

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 78,482,208 and 78,067,514 shares outstanding	78,482	78,068
Capital surplus	1,208,901	1,194,600
Retained earnings	1,224,842	1,134,074
Unrealized gain (loss) on marketable securities, net	(63,200)	50,800
Total shareholders' equity	2,449,025	2,457,542

	$22,909,263	$22,815,992

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (unaudited)

(In Thousands, Except Per Share Data)
	Three months ended
	March 31,
	2006	2005
Income:
Property and casualty insurance premiums	$579,084	$549,099
Life, accident and health premiums	82,043	92,056
Investment income	231,903	214,207
Realized gains (losses) on securities	29,812	(5,539)
Other income	74,769	82,160
	997,611	931,983
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	337,111	348,378
Commissions and other underwriting expenses	173,336	158,891
Annuity benefits	83,275	80,762
Life, accident and health benefits	67,164	68,971
Annuity and supplemental insurance acquisition expenses	33,024	35,272
Interest charges on borrowed money	18,500	19,580
Other operating and general expenses	116,131	115,807
	828,541	827,661

Operating earnings before income taxes	169,070	104,322
Provision for income taxes	59,332	35,131

Net operating earnings	109,738	69,191

Minority interest expense	(7,778)	(5,872)
Equity in net losses of investee, net of tax	(450)	(444)

Net Earnings	$101,510	$ 62,875

Earnings per Common Share:
Basic	$1.30	$.82
Diluted	$1.27	$.81

Average number of Common Shares:
Basic	78,251	76,738
Diluted	79,599	77,824

Cash dividends per Common Share	$.1375	$.125

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(Dollars in Thousands)

		Common Stock		Unrealized
	Common	and Capital	Retained	Gain (Loss)
	Shares	Surplus	Earnings	on Securities	Total
Balance at January 1, 2006	78,067,514	$1,272,668	$1,134,074	$ 50,800	$2,457,542

Net earnings	-	-	101,510	-	101,510
Change in unrealized	-	-	-	(114,000)	(114,000)
Comprehensive income (loss)					(12,490)

Dividends on Common Stock	-	-	(10,742)	-	(10,742)
Shares issued:
Exercise of stock options	331,770	10,555	-	-	10,555
Dividend reinvestment plan	35,051	1,275	-	-	1,275
Employee stock purchase plan	5,765	225	-	-	225
Deferred compensation distributions	42,108	1,646	-	-	1,646
Stock-based compensation expense	-	1,455	-	-	1,455
Capital transactions of subsidiaries	-	209	-	-	209
Other	-	(650)	-	-	(650)

Balance at March 31, 2006	78,482,208	$1,287,383	$1,224,842	($ 63,200)	$2,449,025

Balance at January 1, 2005	76,634,204	$1,222,507	$ 976,340	$231,700	$2,430,547

Net earnings	-	-	62,875	-	62,875
Change in unrealized	-	-	-	(131,400)	(131,400)
Comprehensive income (loss)					(68,525)

Dividends on Common Stock	-	-	(9,580)	-	(9,580)
Shares issued:
Exercise of stock options	571,308	14,906	-	-	14,906
Dividend reinvestment plan	49,902	1,438	-	-	1,438
Employee stock purchase plan	6,432	198	-	-	198
Retirement plan contributions	35,896	1,104	-	-	1,104
Deferred compensation distributions	7,374	222	-	-	222
Shares tendered in option exercises	(339,411)	(5,414)	(4,999)	-	(10,413)
Capital transactions of subsidiaries	-	(724)	-	-	(724)
Other	-	(210)	-	-	(210)

Balance at March 31, 2005	76,965,705	$1,234,027	$1,024,636	$100,300	$2,358,963

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In Thousands)
	Three months ended
	March 31,
	2006	2005
Operating Activities:
Net earnings	$ 101,510	$ 62,875
Adjustments:
Equity in net losses of investee	450	444
Minority interest	7,778	5,872
Depreciation and amortization	35,145	49,120
Annuity benefits	83,275	80,762
Realized (gains) losses on investing activities	(36,811)	2,941
Net purchases/sales of trading securities	(14,287)	5,020
Deferred annuity and life policy acquisition costs	(27,277)	(33,760)
Decrease in reinsurance and other receivables	213,347	333,603
Decrease in other assets	68,300	17,334
Increase (decrease) in insurance claims and reserves	62,828	(56,501)
Decrease in payable to reinsurers	(4,330)	(201,744)
Increase (decrease) in other liabilities	(47,667)	19,822
Other, net	4,963	4,833
Net cash provided by operating activities	447,224	290,621

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,063,005)	(1,710,026)
Equity securities	(63,693)	(63,643)
Subsidiary	(1,246)	-
Real estate, property and equipment	(6,615)	(4,233)
Maturities and redemptions of fixed maturity
investments	291,436	241,082
Sales of:
Fixed maturity investments	409,231	820,199
Equity securities	55,075	26,493
Subsidiary	37,500	-
Real estate, property and equipment	23,854	3,856
Cash and cash equivalents of businesses
acquired or sold, net	99,960	-
Decrease (increase) in other investments	21,733	(796)
Net cash used in investing activities	(195,770)	(687,068)

Financing Activities:
Fixed annuity receipts	220,261	266,521
Annuity surrenders, benefits and withdrawals	(294,286)	(224,260)
Net transfers from variable annuity assets	4,056	256
Additional long-term borrowings	26,197	100
Reductions of long-term debt	(116,771)	(14,626)
Issuances of Common Stock	10,506	3,351
Subsidiary's issuance of stock in public offering	-	40,444
Cash dividends paid on Common Stock	(9,467)	(8,142)
Other, net	1,433	(1,548)
Net cash provided by (used in) financing activities	(158,071)	62,096

Net Increase (Decrease) in Cash and Cash Equivalents	93,383	(334,351)

Cash and cash equivalents at beginning of period	471,849	861,742

Cash and cash equivalents at end of period	$ 565,232	$ 527,391

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES
A.	Accounting Policies	E.	Long-Term Debt
B.	Acquisitions and Sales of	F.	Shareholders' Equity
	Subsidiaries	G.	Commitments and Contingencies
C.	Segments of Operations	H.	Subsequent Events
D.	Deferred Policy Acquisition Costs

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

  Investments  Fixed maturity securities and equity securities classified as "available for sale" are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Fixed maturities classified as "trading" are reported at fair value with changes in unrealized holding gains or losses during the period included in investment income. Loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on fixed maturity securities are amortized using the interest method; mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations.

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

  Subsidiaries of AFG's 81%-owned subsidiary, Great American Financial Resources, Inc. ("GAFRI"), cede life insurance policies to a third party on a funds withheld basis whereby GAFRI retains the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance of the retained assets. These reinsurance contracts are considered to contain embedded derivatives (that must be adjusted to fair value) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. GAFRI determined that changes in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. GAFRI classifies the securities related to these transactions as "trading." The adjustment to fair value on the embedded derivatives offsets the investment income recorded on the adjustment to fair value of the related trading portfolios.

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

  DPAC related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of actual and expected gross profits on the policies. To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in "Unrealized gain (loss) on marketable securities, net" in the shareholders' equity section of the Balance Sheet.

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

         Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses on the Statement of Earnings consists of amortization of DPAC related to the annuity, supplemental insurance and run-off life businesses. This line item also includes certain marketing and commission costs of those businesses that are expensed as paid.

         Unpaid Losses and Loss Adjustment Expenses  The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses (including possible development on known claims) based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims; and (e) the current state of the law and coverage litigation. Establishing reserves for asbestos, environmental and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  Payable to Subsidiary Trusts  Certain subsidiaries have wholly-owned subsidiary trusts that issued preferred securities and, in turn, purchased a like amount of subordinated debt from their parent company. Interest and principal payments from the parent fund the respective trust obligations. AFG does not consolidate these subsidiary trusts because they are "variable interest entities" in which AFG is not considered to be the primary beneficiary. Accordingly, the subordinated debt due to the trusts is included in "long-term debt" in the Balance Sheet and the related interest expense is included in "interest charges on borrowed money" in the Statement of Earnings.

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

  Stock-Based Compensation  Effective January 1, 2006, AFG implemented Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" using the modified prospective method under which prior year amounts are not restated. Under SFAS No. 123(R), companies must recognize compensation expense for all new share-based awards (including employee stock options), and the nonvested portions of prior awards, based on their calculated "fair value" at the date of grant. Beginning in 2006, all share-based grants are recognized as compensation expense over the vesting period. AFG uses the Black-Scholes pricing model to measure the fair value of employee stock options.

  Prior to the implementation of SFAS No. 123(R), AFG accounted for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation expense

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  for stock option grants was recognized because options are granted at exercise prices equal to the fair value of the shares at the dates of grant. See Note F - "Shareholders' Equity" for further information on stock options.

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

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes (i) a deduction of $102,000 in the numerator in the first quarter of 2006 related to dilution of a majority-owned subsidiary and (ii) additions of 1,348,000 shares in 2006 and 1,086,000 shares in 2005 to the denominator representing the dilutive effect of common stock options.

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

  Acquisitions and Sales of Subsidiaries

Old Standard Life Fixed Annuity Business  In January 2006, GAFRI acquired the fixed annuity business written by Old Standard Life Insurance Company through a reinsurance transaction. As part of the assets transferred in the reinsurance transaction, GAFRI acquired the stock of Old West Annuity and Life Insurance Company. In total, the transaction resulted in an increase of approximately $280 million in both annuity benefits accumulated and cash and investments.

Great American Life Assurance Company of Puerto Rico  In the fourth quarter of 2005, GAFRI reached an agreement to sell its subsidiary, Great American Life Assurance Company of Puerto Rico ("GAPR"), for $37.5 million in cash and recorded an estimated $3.4 million pretax loss. GAFRI completed the sale in January 2006 and recognized an additional $463,000 loss (included in realized gains (losses) on securities) offsetting a like amount of earnings recorded prior to the sale. GAFRI acquired GAPR in 1997 for approximately $50 million. During 2005, GAPR paid $100 million in dividends to GAFRI.

Farmers Crop Insurance Alliance, Inc.  On September 30, 2005, AFG acquired the multi-peril crop insurance and the crop hail insurance business written through Farmers Crop Insurance Alliance, Inc. for $17.5 million in cash. AFG will pay additional amounts of up to 10% of annual premiums over the next three years based on certain customer retention criteria. Approximately $16.5 million of

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the initial Farmers Crop purchase price was recorded as intangible renewal rights and is being amortized over an estimated retention period of four years on a straight-line basis. Any future payments (not expected to exceed $15 million) based on customer retention will also be recorded as intangible renewal rights. While there is uncertainty as to the amount of premiums that ultimately will be retained due to the departure of several Farmers' employees in the months preceding the acquisition, AFG expects this acquired business will generate gross written premiums of $130 million to $180 million in 2006.
  Segments of Operations  AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity and supplemental insurance and (iii) other, which includes holding company costs.

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

The following tables (in thousands) show AFG's revenues and operating earnings before income taxes by significant business segment and sub-segment.

	Three months ended
	March 31,
	2006	2005
Revenues (a)
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$200,003	$168,071
Specialty casualty	188,215	184,167
Specialty financial	96,223	91,770
California workers' compensation	77,315	87,324
Other	16,731	16,407
Other lines	597	1,360
	579,084	549,099
Investment income	79,529	68,369
Realized gains	26,053	847
Other	47,034	51,568
	731,700	669,883
Annuity and supplemental insurance:
Investment income	150,394	145,160
Life, accident and health premiums	82,043	92,056
Realized gains	3,721	45
Other	26,057	25,554
	262,215	262,815
Other	3,696	(715)
	$997,611	$931,983

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Three months ended
	March 31,
	2006	2005
Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 42,051	$ 28,941
Specialty casualty	14,619	6,568
Specialty financial	812	(4,068)
California workers' compensation	12,514	13,022
Other	(159)	(1,169)
Other lines	(1,200)	(1,464)
	68,637	41,830
Investment income, realized gains and other	97,853	65,886
	166,490	107,716
Annuity and supplemental insurance	28,750	25,701
Other (b)	(26,170)	(29,095)
	$169,070	$104,322

(a) Revenues include sales of products and services as well as other income earned by the respective segments.
(b) Includes holding company expenses.

  Deferred Policy Acquisition Costs  Included in deferred policy acquisition costs in AFG's Balance Sheet are $48.9 million and $54.1 million at March 31, 2006, and December 31, 2005, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and supplemental insurance business. The PVFP amounts are net of $63.5 million and $82.5 million of accumulated amortization. The decrease in PVFP reflects the January 2006 sale of GAPR. Amortization of the PVFP was $1.6 million and $3.7 million during the first three months of 2006 and 2005, respectively.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Long-Term Debt  The carrying value of long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Holding Company:
AFG 7-1/8% Senior Debentures due April 2009	$203,365	$226,052
AFG Senior Convertible Notes due June 2033	189,857	189,857
AFG 7-1/8% Senior Debentures due February 2034	115,000	115,000
AFG 7-1/8% Senior Debentures due December 2007	59,493	59,493
Other	3,773	3,768
	571,488	594,170
Subsidiaries:
GAFRI 7-1/2% Senior Debentures due November 2033	112,500	112,500
GAFRI 7-1/4% Senior Debentures due January 2034	86,250	86,250
GAFRI 6-7/8% Senior Notes due June 2008	45,175	100,000
Notes payable secured by real estate	26,071	33,112
APU 10-7/8% Subordinated Notes due May 2011	8,110	8,125
Other	7,901	8,586
	286,007	348,573
Payable to Subsidiary Trusts:
GAFRI 8-7/8% Subordinated Debentures due
January 2027	21,960	21,960
GAFRI 7.35% Subordinated Debentures due May 2033	20,000	20,000
National Interstate Variable Rate Subordinated
Debentures due May 2033	15,000	15,000
	56,960	56,960

	$914,455	$999,703

At March 31, 2006, sinking fund and other scheduled principal payments on debt for the balance of 2006 and the subsequent five years were as follows: 2006 - $.9 million; 2007 - $60.8 million; 2008 - $45.6 million; 2009 - $204.4 million; 2010 - $2.2 million; and 2011 - $8.2 million.

During the first quarter of 2006, AFG repurchased $22.8 million of its 7-1/8% Debentures due 2009 for $24.2 million in cash and GAFRI repurchased $54.8 million of its 6-7/8% Notes for $56.8 million in cash.

In March 2006, AFG and GAFRI replaced their existing credit agreements with a new five-year revolving credit facility under which they can borrow a combined $500 million. AFG and GAFRI have agreed not to borrow more than $325 million and $200 million, respectively, under the credit facility and AFG has agreed to guarantee amounts borrowed by GAFRI. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating.

To achieve a desired balance between fixed and variable rate debt, GAFRI has entered into interest rate swaps that effectively convert its 6-7/8% fixed rate Senior Notes to a floating rate of 3-month LIBOR plus 2.9%. In connection with the 2006 debt repurchases discussed above, GAFRI paid an additional $1.6 million to effectively terminate the portion of the interest rate swaps that covered the repurchased debt.

AFG's Senior Convertible Notes were issued at a price of 37.153% of the principal amount due at maturity. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which interest at 4% annually will be accrued and added to the carrying value of the Notes. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

accreted value ranging from $371.53 per Note to $1,000 per Note at maturity. Generally, holders may convert each Note into 11.5016 shares of AFG Common Stock (at $32.30 per share currently) (i) if the average market price of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value ($38.76 per share currently) for a specified period, (ii) if the credit rating of the Notes is significantly lowered, or, (iii) if AFG calls the notes for redemption. Based on the market price of AFG's Common Stock during the quarter ended March 31, 2006, the Notes are currently convertible through June 30, 2006. AFG intends to deliver cash in lieu of Common Stock upon conversion of the Notes; accordingly, shares issuable upon conversion of the Notes are not treated as dilutive.
  Shareholders' Equity  AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Stock Incentive Plans  Under AFG's 2005 Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. This plan replaced AFG's existing stock option plan in the first quarter of 2006.

At March 31, 2006, there were 11.3 million shares of AFG Common Stock reserved for issuance under AFG's stock incentive plan. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options expire ten years after the date of grant. Data for stock options issued under AFG's stock incentive plans is presented below:

			Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at January 1, 2006	6,389,288	$28.14

Granted	936,450	$40.31
Exercised	(331,770)	$29.40
Forfeited/Cancelled	(16,900)	$36.03
Outstanding at March 31, 2006	6,977,068	$29.70	6.1 years	$83.3

Options exercisable March 31, 2006	4,351,678	$28.24	4.5 years	$58.4

Options and other awards available
for grant at March 31, 2006	4,327,566

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $3.6 million and $4.0 million, respectively. During the three months ended March 31, 2006, AFG received $9.8 million from the exercise of stock options. The total tax deduction related to the exercises was $2.3 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

AFG uses the Black-Scholes option pricing model to calculate the "fair value" of its option grants. Expected volatility is based on historical volatility (after consideration of other factors). AFG began using the SEC's simplified method of calculating expected term with its 2006 grants. The fair value of options granted in the first three months of 2006 and 2005 was $9.98 and $9.66, respectively, based on the following assumptions:

	2006	2005
Expected dividend yield	1-1/2%	2%
Expected volatility	19%	28%
Expected term (in years)	6.5	8.4
Risk-free rate	4.6%	4.3%

Total compensation expense related to stock incentive plans for the three months ended March 31, 2006 was $2.2 million. Related tax benefits totaled $443,000. Included in these totals are $744,000 in compensation expense and $119,000 in tax benefits related to stock incentive plans of two AFG subsidiaries. As of March 31, 2006, there was a total of $22.7 million of total unrecognized compensation expense related to nonvested stock options granted under AFG's plan. That cost is expected to be recognized over a weighted average of 3.8 years.

The following table illustrates the effect on net earnings (in thousands) and earnings per share for the three months ended March 31, 2005, had compensation cost been recognized and determined based on the "fair values" at grant dates consistent with the method used beginning in 2006.

2005
Net earnings, as reported	$62,875
Pro forma stock option expense, net of tax	(1,650)

Adjusted net earnings	$61,225

Earnings per share (as reported):
Basic	$0.82
Diluted	$0.81

Earnings per share (adjusted):
Basic	$0.80
Diluted	$0.79

  Commitments and Contingencies  There have been no significant changes to the matters discussed and referred to in Note O - "Commitments and Contingencies" of AFG's 2005 Annual Report on Form 10-K.

  Subsequent Events

Chatham Bars Inn  In April 2006, GAFRI reached an agreement to sell Chatham Bars Inn, its resort-hotel property located on Cape Cod, Massachusetts, for $166 million. The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2006. AFG expects to recognize an after tax gain of approximately $27-$29 million, after transaction costs, the write-off of certain deferred annuity acquisition costs associated with the gain recognition and minority interest.

Ceres Group, Inc.  In May 2006, GAFRI signed an agreement to acquire all of the outstanding shares of Ceres Group, Inc. for approximately $205 million in cash. Ceres sells health and life insurance products through two primary business

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

segments and had assets of approximately $770 million at December 31, 2005. Ceres' medical segment includes major medical health insurance for individuals, families, associations and small businesses. The senior segment includes senior health, life and annuity products for Americans age 55 and over. The transaction, which GAFRI expects to be completed in the third quarter of 2006, is subject to the approval of Ceres' stockholders, regulatory approval and other customary conditions.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	17	Results of Operations	23
Overview	17	General	23
Critical Accounting Policies	18	Income Items	23
Liquidity and Capital Resources	19	Expense Items	26
Ratios	19	Proposed Accounting Standard	27
Sources of Funds	19
Investments	20
Uncertainties	23

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

At March 31, 2006, AFG (parent) had over $120 million in cash and securities and no amounts borrowed under its bank line of credit.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance and in the sale of retirement annuities and supplemental insurance products.

AFG's net earnings for the first three months of 2006 were $101.5 million or $1.27 per share (diluted), compared to $62.9 million or $.81 per share reported in the first quarter of 2005. The results reflect continued improvement in property and casualty underwriting results and net realized gains on investments in the 2006 quarter compared to net realized losses in the 2005 quarter.

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
    the establishment of insurance reserves, especially asbestos and environmental-related ("A&E") reserves, the recoverability of deferred acquisition costs,
    the establishment of asbestos and environmental reserves of former non-insurance operations, and the determination of "other-than-temporary" impairment on investments.

For a discussion of these policies, see Management's Discussion and Analysis - "Critical Accounting Policies" in AFG's 2005 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	March 31,	December 31,
	2006	2005	2004
Long-term debt	$ 914	$1,000	$1,106
Total capital (*)	3,726	3,703	3,575
Ratio of debt to total capital	24.5%	27.0%	30.9%

(*) Includes long-term debt, minority interest and
shareholders' equity (excluding unrealized gains (losses)
related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.61 for the quarter ended March 31, 2006 and 1.82 (2.25 excluding A&E and other mass tort charges) for the entire year of 2005. Excluding annuity benefits, this ratio was 8.88 and 4.81 (6.83 excluding the A&E and other mass tort charges), respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

Sources of Funds

Parent Holding Company Liquidity  Management believes AFG has sufficient resources to meet its liquidity requirements. If funds generated from operations, including dividends and tax payments from subsidiaries, are insufficient to meet fixed charges in any period, AFG would be required to utilize parent company cash and marketable securities (approximately $120 million at March 31, 2006) or generate cash through borrowings, sales of other assets, or similar transactions.

In March 2006, AFG and GAFRI replaced their existing credit agreements with a new five-year revolving credit facility under which they can borrow a combined $500 million. AFG and GAFRI have agreed not to borrow more than $325 million and $200 million, respectively, under the credit facility and AFG has agreed to guarantee amounts borrowed by GAFRI. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating.

Under a currently effective shelf registration statement, AFG can offer additional equity or debt securities, including 2.3 million shares of common stock under an equity distribution agreement with UBS Securities LLC. The shelf registration provides AFG with greater flexibility to access the capital markets from time to time as market and other conditions permit.

During the first quarter of 2006, AFG repurchased $22.8 million of its 7-1/8% Debentures due 2009 for $24.2 million in cash.

Subsidiary Liquidity  As discussed above under "Parent Company Liquidity", in March 2006, AFG and GAFRI replaced their existing credit agreements. In addition, GAFRI can offer approximately $250 million in additional equity or debt securities under a currently effective shelf registration.

During the first quarter of 2006, GAFRI repurchased $54.8 million of its 6-7/8% Senior Notes due 2008 for $56.8 million in cash.

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

Investments  AFG's investment portfolio at March 31, 2006, contained $14.4 billion in "Fixed maturities" classified as available for sale and $595 million in "Other stocks," all carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At March 31, 2006, AFG had pretax net unrealized losses of $209.6 million on fixed maturities and pretax net unrealized gains of $73.9 million on other stocks.

Approximately 94% of the fixed maturities held by AFG at March 31, 2006, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio should generate a stable and predictable investment return.

Individual portfolio securities are sold creating gains or losses as market opportunities exist. Since all of these securities are carried at fair value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at March 31, 2006, is shown in the following table (dollars in millions). Approximately $159 million of available for sale "Fixed maturities" had no unrealized gains or losses at March 31, 2006.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for sale Fixed Maturities
Fair value of securities	$3,226	$11,022
Amortized cost of securities	$3,113	$11,345
Gross unrealized gain (loss)	$ 113	($ 323)
Market value as % of amortized cost	104%	97%
Number of security positions	883	1,670
Number individually exceeding
$2 million gain or loss	1	5
Concentration of gains (losses) by type or
industry (exceeding 5% of unrealized):
Mortgage-backed securities	$10.1	($141.5)
Banks, savings and credit institutions	10.6	(31.7)
U.S. Government and government agencies	1.8	(24.7)
Insurance companies	5.7	(21.1)
State and municipal	5.7	(19.4)
Gas and electric services	16.3	(16.2)
Air transportation and courier services	10.5	(0.4)
Percentage rated investment grade	83%	97%

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at March 31, 2006, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	7%	2%
After one year through five years	34	22
After five years through ten years	37	32
After ten years	11	5
	89	61
Mortgage-backed securities	11	39
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

AFG realized aggregate losses of $5.1 million during the first quarter of 2006 on $129.3 million in sales of fixed maturity securities (four issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2005. These securities were "AAA" rated mortgage-backed securities that decreased in fair value by an aggregate of $2.2 million from year-end 2005 to the sale date due to an increase in the general level of interest rates.

Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains.

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at March 31, 2006

Securities with unrealized gains:
Exceeding $500,000 (49 issues)	$ 450	$ 41	110%
Less than $500,000 (834 issues)	2,776	72	103
	$ 3,226	$113	104%

Securities with unrealized losses:
Exceeding $500,000 (179 issues)	$ 3,683	($160)	96%
Less than $500,000 (1,491 issues)	7,339	(163)	98
	$11,022	($323)	97%

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at March 31, 2006

Investment grade with losses for:
One year or less (1,260 issues)	$ 8,675	($232)	97%
Greater than one year (342 issues)	2,013	(84)	96
	$10,688	($316)	97%

Non-investment grade with losses for:
One year or less (47 issues)	$ 264	($ 4)	99%
Greater than one year (21 issues)	70	(3)	96
	$ 334	($ 7)	98%

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in AFG's 2005 Form 10-K.

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

Uncertainties  Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and American Premier's contingencies arising out of its former operations. See Management's Discussion and Analysis - "Uncertainties" in AFG's 2005 Form 10-K.

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles.

AFG reported operating earnings before income taxes of $169 million for the first quarter of 2006 compared to $104 million for the 2005 quarter. The increase reflects a $26.8 million improvement in property and casualty underwriting results and net realized gains of $29.8 million for the 2006 quarter compared to net realized losses of $5.5 million for the 2005 quarter. Realized gains for the 2006 quarter includes a pretax gain of $23.6 million on the sale of AFG's interest in The Cincinnati Reds.

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

Premiums and combined ratios for AFG's Specialty property and casualty insurance operations were as follows (dollars in millions):

	Three months ended
	March 31,
	2006	2005
Gross Written Premiums (GAAP)
Specialty:
Property and transportation	$317.8	$277.4
Specialty casualty	375.1	357.5
Specialty financial	119.1	115.7
California workers' compensation	84.6	104.0
Other	(2.2)	1.3
Total Specialty	$894.4	$855.9

Net Written Premiums (GAAP)
Specialty:
Property and transportation	$230.7	$202.5
Specialty casualty	202.1	185.7
Specialty financial	92.7	96.1
California workers' compensation	79.6	93.5
Other	18.2	15.0
Total Specialty	$623.3	$592.8

Combined Ratios (GAAP)(a)
Specialty:
Property and transportation	79.0%	82.8%
Specialty casualty	92.3	96.4
Specialty financial	99.1	104.3
California workers' compensation	83.9	85.1
Other	100.9	107.1
Total Specialty	88.0%	92.1%

(a)	AFG's aggregate combined ratio, including other (primarily discontinued) lines, was 88.1% and 92.4% for the three months ended March 31, 2006 and 2005, respectively.

Net written premiums for the specialty insurance operations were 5% higher in the 2006 first quarter than the same period in 2005. Significant premium growth in the Property and Transportation group was partially offset by a decline in California workers' compensation premiums. The specialty operations generated an underwriting profit of $69.8 million in the first quarter of 2006, a $26.5 million (61%) increase over the 2005 first quarter. Favorable reserve development more than offset a $10.8 million (1.8 point) increase in catastrophe losses in 2006 compared to 2005, principally from severe storms in the Midwest.

Property and transportation net written premiums increased 14% over the 2005 quarter due primarily to new premium volume from the recently acquired Farmers Crop Insurance Alliance, higher commodity prices used to establish 2006 crop insurance coverages and growth in the inland marine businesses. Although the majority of the Midwest storm losses affected this group, those losses were offset by favorable prior year reserve development, particularly in the crop insurance operations. The combined ratio improvement of 3.8 points also reflects strong underwriting profits from the transportation, marine and equine operations.

Due to recent upward revisions in industry models of correlated catastrophe exposure associated with writing both workers' compensation and excess property

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

coverage in California, AFG has decided that it would stop writing most of its earthquake-exposed excess property coverage in California effective in April 2006. This excess property business had net written premiums of $17 million in 2005. AFG's excess property and California workers' compensation exposure to a catastrophic earthquake that models indicate could occur once in every 500 years was limited to less than 10% of equity. Excluding the excess property coverage to be non-renewed, AFG's exposure will be limited to less than 1% of equity for an earthquake that models indicate could occur once in 500 years.

Specialty casualty net written premiums were 9% higher than the 2005 quarter due primarily to volume growth as well as lower premiums ceded under reinsurance agreements, principally in the executive liability and excess and surplus lines. The 4.1 point improvement in the combined ratio compared to the 2005 quarter reflects a significant decrease in adverse reserve development in the executive liability operations. In addition, the excess and surplus lines and coverage for not-for-profit businesses continued to produce strong underwriting profits.

Specialty financial net written premiums were about 4% lower than the 2005 quarter as more premiums were ceded in the 2006 period under residual value reinsurance agreements. AFG is exiting the residual value business in 2006 as the remaining contracts expire. The 5.2 point improvement in the combined ratio compared to the 2005 quarter reflects a significant reduction in losses from the residual value business. In addition, the fidelity and crime, trade credit and financial institutions operations continued to generate strong profitability.

California workers' compensation net written premiums for the 2006 quarter were about 15% below the 2005 first quarter, reflecting the effect of lower rates, partly offset by good business retention and volume growth. Underwriting margins continue to benefit from an improved claims environment resulting from the workers' compensation reforms enacted in California.

Life, Accident and Health Premiums and Benefits  The decrease in life, accident and health premiums and benefits is due primarily to the January 2006 sale of Great American Life of Puerto Rico ("GAPR"). Benefits for the first quarter of 2006 also reflect an increase in loss experience in GAFRI's supplemental insurance business.

Investment Income  The increase in investment income for the first quarter of 2006 compared to the 2005 quarter reflects an increase of about $1 billion (7%) in average cash and investments.

Realized Gains (Losses)  Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist. Realized gains for the first quarter of 2006 includes a $23.6 million pretax gain on the sale of AFG's interest in The Cincinnati Reds.

Realized gains (losses) on securities include provisions for other than temporary impairment of securities still held of $3.0 million in the first quarter of 2006 and $1.9 million in the first quarter of 2005.

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

	Three months ended
	March 31,
	2006	2005
Other income	$22.6	$23.3
Other operating and general expenses	16.9	20.6
Interest charges on borrowed money	.7	.5
Minority interest expense, net	1.5	.4

Sales of properties have reduced revenues and expenses from AFG's real estate operations. Other income includes net pretax gains on the sale of real estate assets of $7.0 million in the first quarter of 2006 and $2.6 million for the 2005 period.  See Note H - "Subsequent Events."

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

The increase in annuity benefits for the first quarter of 2006 compared to the 2005 period reflects higher reserves due primarily to new business.

Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and run-off life business deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired. The $2.2 million decrease in annuity and supplemental insurance acquisition expenses for the first quarter of 2006 compared to the 2005 period reflects the January 2006 sale of GAPR, partially offset by growth in the annuity and supplemental insurance businesses.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and run-off life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to write-offs of DPAC in the future.

Interest Expense  Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFG has generally financed its borrowings on a long-term basis, which has resulted in higher current costs.

The $1.1 million (6%) decrease in interest expense is due primarily to the retirement of debt during the first quarter of 2006 and late 2005, partially offset by a higher effective interest rate on GAFRI's floating rate debt.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Other Operating and General Expenses  Other operating and general expenses include $5.2 million and $1.0 million in losses on retirement of debt in 2006 and 2005, respectively.

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

_________________________________________________

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of March 31, 2006, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2005 Form 10-K.

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

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG's business processes and procedures during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

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
American Financial Group, Inc.

May 5, 2006	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)