Form 10-Q
period 2006-06-30
AMERICAN FINANCIAL GROUP INC
filed 2006-08-09
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

As of August 1, 2006, there were 78,613,014 shares of the Registrant's Common Stock outstanding, excluding 9,953,392 shares owned by a subsidiary.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

ITEM I - FINANCIAL STATEMENTS

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)

(Dollars In Thousands)
	June 30,	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$ 595,262	$ 471,849
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $14,574,674 and $14,272,314)	14,180,374	14,326,614
Trading - at fair value	273,509	271,851
Other stocks - at fair value
(cost - $544,310 and $501,459)	611,410	556,659
Policy loans	257,910	258,744
Real estate and other investments	480,524	338,254
Total cash and investments	16,398,989	16,223,971
Recoverables from reinsurers and prepaid
reinsurance premiums	3,203,039	3,263,128
Agents' balances and premiums receivable	698,956	574,882
Deferred policy acquisition costs	1,181,076	1,139,515
Other receivables	301,407	388,078
Variable annuity assets (separate accounts)	649,810	643,506
Prepaid expenses, deferred charges and other assets	502,452	416,030
Goodwill	166,882	166,882

	$23,102,611	$22,815,992

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 5,863,639	$ 5,790,709
Unearned premiums	1,795,205	1,643,954
Annuity benefits accumulated	8,802,800	8,417,298
Life, accident and health reserves	937,537	1,088,016
Payable to reinsurers	264,108	298,664
Long-term debt	901,571	999,703
Variable annuity liabilities (separate accounts)	649,810	643,506
Accounts payable, accrued expenses and other
liabilities	1,163,095	1,215,490
Total liabilities	20,377,765	20,097,340

Minority interest	249,543	261,110

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 78,580,696 and 78,067,514 shares outstanding	78,581	78,068
Capital surplus	1,222,813	1,194,600
Retained earnings	1,333,609	1,134,074
Unrealized gain (loss) on marketable securities, net	(159,700)	50,800
Total shareholders' equity	2,475,303	2,457,542

	$23,102,611	$22,815,992

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (unaudited)

(In Thousands, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Income:
Property and casualty insurance premiums	$615,022	$575,335	$1,194,106	$1,124,434
Life, accident and health premiums	75,506	92,389	157,549	184,445
Investment income	233,461	212,451	465,364	426,658
Realized gains (losses) on securities	(7,482)	22,094	22,330	16,555
Other income	78,448	81,757	151,740	158,067
	994,955	984,026	1,991,089	1,910,159
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	373,357	358,802	710,468	707,180
Commissions and other underwriting
expenses	168,620	157,415	341,956	316,306
Annuity benefits	83,536	84,119	166,811	164,881
Life, accident and health benefits	67,030	69,607	134,194	138,578
Annuity and supplemental insurance
acquisition expenses	30,179	32,841	63,760	68,243
Interest charges on borrowed money	17,107	20,053	35,607	39,633
Other operating and general expenses	108,534	112,997	221,868	222,596
	848,363	835,834	1,674,664	1,657,417

Operating earnings before income taxes	146,592	148,192	316,425	252,742
Provision for income taxes	41,707	54,148	101,289	89,336

Net operating earnings	104,885	94,044	215,136	163,406

Minority interest expense	(7,171)	(8,778)	(15,044)	(14,681)
Equity in net losses of investee,
net of tax	(528)	(4,394)	(978)	(4,838)

Earnings from continuing operations	97,186	80,872	199,114	143,887
Discontinued operations, net of tax	25,664	753	25,246	613

Net Earnings	$122,850	$ 81,625	$ 224,360	$ 144,500

Basic earnings per Common Share:
Continuing operations	$1.24	$1.05	$2.54	$1.87
Discontinued operations	.32	.01	.32	.01
Net earnings available to Common Shares	$1.56	$1.06	$2.86	$1.88

Diluted earnings per Common Share:
Continuing operations	$1.21	$1.03	$2.48	$1.84
Discontinued operations	.32	.01	.32	.01
Net earnings available to Common Shares	$1.53	$1.04	$2.80	$1.85

Average number of Common Shares:
Basic	78,540	77,102	78,396	76,920
Diluted	80,278	78,230	79,831	78,031

Cash dividends per Common Share	$.1375	$.125	$.275	$.25

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(Dollars in Thousands)

		Common Stock		Unrealized
	Common	and Capital	Retained	Gain (Loss)
	Shares	Surplus	Earnings	on Securities	Total
Balance at January 1, 2006	78,067,514	$1,272,668	$1,134,074	$ 50,800	$2,457,542

Net earnings	-	-	224,360	-	224,360
Change in unrealized	-	-	-	(210,500)	(210,500)
Comprehensive income					13,860

Dividends on Common Stock	-	-	(21,534)	-	(21,534)
Shares issued:
Exercise of stock options	511,698	17,415	-	-	17,415
Dividend reinvestment plan	66,359	2,564	-	-	2,564
Employee stock purchase plan	12,511	511	-	-	511
Deferred compensation distributions	42,108	1,646	-	-	1,646
Directors fees paid in stock	8,520	365	-	-	365
Shares tendered in option exercises	(128,014)	(2,100)	(3,291)	-	(5,391)
Stock-based compensation expense	-	3,311	-	-	3,311
Capital transactions of subsidiaries	-	1,172	-	-	1,172
Other	-	3,842	-	-	3,842

Balance at June 30, 2006	78,580,696	$1,301,394	$1,333,609	($159,700)	$2,475,303

Balance at January 1, 2005	76,634,204	$1,222,507	$ 976,340	$231,700	$2,430,547

Net earnings	-	-	144,500	-	144,500
Change in unrealized	-	-	-	(5,500)	(5,500)
Comprehensive income					139,000

Dividends on Common Stock	-	-	(19,202)	-	(19,202)
Shares issued:
Exercise of stock options	783,988	20,538	-	-	20,538
Dividend reinvestment plan	106,050	2,982	-	-	2,982
Employee stock purchase plan	14,105	438	-	-	438
Retirement plan contributions	76,431	2,373	-	-	2,373
Deferred compensation distributions	7,374	222	-	-	222
Directors fees paid in stock	9,320	300	-	-	300
Shares tendered in option exercises	(401,784)	(6,415)	(6,015)	-	(12,430)
Capital transactions of subsidiaries	-	(7,315)	-	-	(7,315)
Other	-	779	-	-	779

Balance at June 30, 2005	77,229,688	$1,236,409	$1,095,623	$226,200	$2,558,232

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In Thousands)
	Six months ended
	June 30,
	2006	2005
Operating Activities:
Net earnings	$ 224,360	$ 144,500
Adjustments:
Equity in net losses of investee	978	4,838
Minority interest	20,813	14,814
Depreciation and amortization	77,309	100,240
Annuity benefits	166,811	164,881
Realized gains on investing activities	(84,141)	(25,607)
Net purchases/sales of trading securities	(13,040)	9,596
Deferred annuity and life policy acquisition costs	(66,860)	(62,719)
Decrease in reinsurance and other receivables	29,347	233,269
Decrease (increase) in other assets	17,747	(17,521)
Increase in insurance claims and reserves	243,022	82,467
Decrease in payable to reinsurers	(34,859)	(229,396)
Increase (decrease) in other liabilities	(82,822)	75,181
Other, net	11,708	17,035
Net cash provided by operating activities	510,373	511,578

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,635,403)	(2,287,028)
Equity securities	(125,793)	(124,173)
Subsidiary	(2,620)	-
Real estate, property and equipment	(23,206)	(62,566)
Maturities and redemptions of fixed maturity
investments	499,544	620,182
Sales of:
Fixed maturity investments	824,318	1,161,516
Equity securities	113,841	86,422
Subsidiary	37,500	-
Real estate, property and equipment	34,352	11,783
Cash and cash equivalents of businesses
acquired or sold, net	99,960	-
Increase in other investments	(29,912)	(2,330)
Net cash used in investing activities	(207,419)	(596,194)

Financing Activities:
Fixed annuity receipts	515,414	452,401
Annuity surrenders, benefits and withdrawals	(591,995)	(446,860)
Net transfers from variable annuity assets	7,152	4,668
Additional long-term borrowings	26,197	100
Reductions of long-term debt	(130,733)	(17,717)
Issuances of Common Stock	11,798	6,683
Subsidiary's issuance of stock in public offering	-	40,391
Cash dividends paid on Common Stock	(18,970)	(16,220)
Other, net	1,596	(3,084)
Net cash provided by (used in) financing activities	(179,541)	20,362

Net Increase (Decrease) in Cash and Cash Equivalents	123,413	(64,254)

Cash and cash equivalents at beginning of period	471,849	861,742

Cash and cash equivalents at end of period	$ 595,262	$ 797,488

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES
A.	Accounting Policies	E.	Long-Term Debt
B.	Acquisitions and Sales of	F.	Shareholders' Equity
	Operations	G.	Discontinued Operations
C.	Segments of Operations	H.	Commitments and Contingencies
D.	Deferred Policy Acquisition Costs	I.	Subsequent Event

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

  Derivatives  Derivatives included in AFG's Balance Sheet are recorded at fair value and consist primarily of (i) the interest component of certain life reinsurance contracts (included in other liabilities), (ii) interest rate swaps (included in debt), and (iii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

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

  Minority Interest  For Balance Sheet purposes, minority interest represents the interests of noncontrolling shareholders in consolidated entities. In the Statement of Earnings, minority interest expense represents such shareholders' interest in the earnings of those entities.

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

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes (i) deductions of $386,000 in the second quarter of 2006 and $488,000 in the six months of 2006 from the numerator related to dilution of majority-owned subsidiaries, (ii) an increase in the numerator of $216,000 in the second quarter of 2006 (only) related to the assumed issuance of shares under AFG's deferred compensation plan and (iii) the following additions to the denominator representing the dilutive effect of stock-based compensation plans: second quarter of 2006 and 2005 - 1,738,000 and 1,128,000 shares; six months of 2006 and 2005 - 1,435,000 shares and 1,111,000 shares, respectively.

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

  Acquisitions and Sales of Operations

Chatham Bars Inn  In June 2006, GAFRI sold a resort hotel located on Cape Cod for $166 million. See Note G - "Discontinued Operations."

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

Great American Life Assurance Company of Puerto Rico  In the fourth quarter of 2005, GAFRI reached an agreement to sell its subsidiary, Great American Life Assurance Company of Puerto Rico ("GAPR"), for $37.5 million in cash and recorded an estimated $3.4 million pretax loss. GAFRI completed the sale in January 2006 and recognized an additional $463,000 loss (included in realized gains (losses) on securities) offsetting a like amount of earnings recorded in 2006 prior to the sale. GAFRI acquired GAPR in 1997 for approximately $50 million. During 2005, GAPR paid $100 million in dividends to GAFRI.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Farmers Crop Insurance Alliance, Inc.  On September 30, 2005, AFG acquired the multi-peril crop insurance and the crop hail insurance business written through Farmers Crop Insurance Alliance, Inc. for $17.5 million in cash. AFG will pay additional amounts of up to 10% of annual premiums over the next three years based on certain customer retention criteria. Approximately $16.5 million of the initial Farmers Crop purchase price was recorded as intangible renewal rights and is being amortized over an estimated retention period of four years on a straight-line basis. Any future payments (not expected to exceed $15 million) based on customer retention will also be recorded as intangible renewal rights. While there is uncertainty as to the amount of premiums that ultimately will be retained due to the departure of several Farmers' employees in the months preceding the acquisition, AFG expects this acquired business will generate gross written premiums of $160 million to $180 million in 2006.
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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables (in thousands) show AFG's revenues and operating earnings before income taxes by significant business segment and sub-segment.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues (a)
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$225,106	$201,586	$ 425,109	$ 369,657
Specialty casualty	197,303	182,897	385,518	367,064
Specialty financial	97,468	86,652	193,691	178,422
California workers' compensation	75,812	86,577	153,127	173,901
Other	18,826	16,604	35,557	33,011
Other lines	507	1,019	1,104	2,379
	615,022	575,335	1,194,106	1,124,434
Investment income	81,107	70,116	160,636	138,485
Realized gains	1,270	8,449	27,323	9,296
Other	50,864	51,462	97,898	103,030
	748,263	705,362	1,479,963	1,375,245
Annuities and supplemental insurance:
Investment income	150,407	141,574	300,801	286,734
Life, accident and health premiums	75,506	92,389	157,549	184,445
Realized gains (losses)	(8,796)	13,582	(5,075)	13,627
Other	21,679	22,092	46,259	41,796
	238,796	269,637	499,534	526,602
Other	7,896	9,027	11,592	8,312
	$994,955	$984,026	$1,991,089	$1,910,159
Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 31,114	$ 38,518	$ 73,165	$ 67,459
Specialty casualty	28,355	7,666	42,974	14,234
Specialty financial	603	(7,838)	1,415	(11,906)
California workers' compensation	16,326	21,542	28,840	34,564
Other	488	612	329	(557)
Other lines	(3,841)	(1,382)	(5,041)	(2,846)
	73,045	59,118	141,682	100,948
Investment income, realized gains
and other	75,305	66,277	173,158	132,163
	148,350	125,395	314,840	233,111

Annuities and supplemental insurance	18,570	40,661	48,083	66,590
Other (b)	(20,328)	(17,864)	(46,498)	(46,959)
	$146,592	$148,192	$ 316,425	$ 252,742

(a) Revenues include sales of products and services as well as other income earned by the respective segments.
(b) Includes holding company expenses.

  Deferred Policy Acquisition Costs  As discussed in Note A - "Accounting Policies," deferred policy acquisition costs related to annuities are adjusted for changes in unrealized gains (losses) on securities. The increase in unrealized losses during the first six months of 2006 resulted in a $64.3 million increase in deferred acquisition costs.

  Included in deferred policy acquisition costs in AFG's Balance Sheet are $44.2 million and $54.1 million at June 30, 2006, and December 31, 2005,

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and supplemental insurance business. The PVFP amounts are net of $64.7 million and $82.5 million of accumulated amortization. The decrease in PVFP reflects the January 2006 sale of GAPR. Amortization of the PVFP was $1.6 million in the second quarter and $3.3 million in the first six months of 2006 and $2.2 million in the second quarter and $5.9 million in the first six months of 2005, respectively.

  Long-Term Debt  The carrying value of long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Holding Company:
AFG 7-1/8% Senior Debentures due April 2009	$199,433	$226,052
AFG Senior Convertible Notes due June 2033	189,857	189,857
AFG 7-1/8% Senior Debentures due February 2034	115,000	115,000
AFG 7-1/8% Senior Debentures due December 2007	59,493	59,493
Other	3,777	3,768
	567,560	594,170
Subsidiaries:
GAFRI 7-1/2% Senior Debentures due November 2033	112,500	112,500
GAFRI 7-1/4% Senior Debentures due January 2034	86,250	86,250
GAFRI 6-7/8% Senior Notes due June 2008	36,390	100,000
Notes payable secured by real estate	26,003	33,112
American Premier Underwriters 10-7/8% Subordinated
Notes due May 2011	8,094	8,125
Other	7,814	8,586
	277,051	348,573
Payable to Subsidiary Trusts:
GAFRI 8-7/8% Subordinated Debentures due
January 2027	21,960	21,960
GAFRI 7.35% Subordinated Debentures due May 2033	20,000	20,000
National Interstate Variable Rate Subordinated
Debentures due May 2033	15,000	15,000
	56,960	56,960

	$901,571	$999,703

At June 30, 2006, sinking fund and other scheduled principal payments on debt for the balance of 2006 and the subsequent five years were as follows: 2006 - $.5 million; 2007 - $60.8 million; 2008 - $36.9 million; 2009 - $200.5 million; 2010 - $2.2 million; and 2011 - $8.2 million.

During the first six months of 2006, AFG repurchased $26.8 million of its 7-1/8% Debentures due 2009 for $28.3 million in cash and GAFRI repurchased $63.6 million of its 6-7/8% Notes for $65.8 million in cash.

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

To achieve a desired balance between fixed and variable rate debt, GAFRI has entered into interest rate swaps that effectively convert its 6-7/8% fixed rate Senior Notes to a floating rate of 3-month LIBOR plus 2.9%. In connection with

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the 2006 debt repurchases discussed above, GAFRI paid an additional $1.9 million to effectively terminate the portion of the interest rate swaps that covered the repurchased debt.

AFG's Senior Convertible Notes were issued at a price of 37.153% of the principal amount due at maturity. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which interest at 4% annually will be accrued and added to the carrying value of the Notes. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at accreted value ranging from $371.53 per Note to $1,000 per Note at maturity. Generally, holders may convert each Note into 11.5016 shares of AFG Common Stock (at $32.30 per share currently) (i) if the average market price of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value ($38.76 per share currently) for a specified period, (ii) if the credit rating of the Notes is significantly lowered, or, (iii) if AFG calls the notes for redemption. Based on the market price of AFG's Common Stock during the quarter ended June 30, 2006, the Notes are currently convertible through September 30, 2006. AFG intends to deliver cash in lieu of Common Stock upon conversion of the Notes; accordingly, shares issuable upon conversion of the Notes are not treated as dilutive.
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

  At June 30, 2006, there were 11.1 million shares of AFG Common Stock reserved for issuance under AFG's stock incentive plan. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options expire ten years after the date of grant. Data for stock options issued under AFG's stock incentive plans is presented below:

			Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at January 1, 2006	6,389,288	$28.14

Granted	936,450	$40.31
Exercised	(511,698)	$31.76
Forfeited/Cancelled	(20,700)	$35.58
Outstanding at June 30, 2006	6,793,340	$29.52	5.9 years	$90.9

Options exercisable June 30, 2006	4,172,550	$27.90	4.3 years	$62.7

Options and other awards available
for grant at June 30, 2006	4,331,366

  The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $4.7 million and $5.8 million, respectively. During the six months ended June 30, 2006, AFG received $10.9 million in cash from the exercise of stock options. The total tax deduction related to the exercises was $3.4 million.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  AFG uses the Black-Scholes option pricing model to calculate the "fair value" of its option grants. Expected volatility is based on historical volatility (after consideration of other factors). AFG began using the SEC's simplified method of calculating expected term with its 2006 grants. The fair value of options granted in the first six months of 2006 and 2005 was $9.98 per share and $9.66 per share, respectively, based on the following assumptions:

	2006	2005
Expected dividend yield	1-1/2%	2%
Expected volatility	19%	28%
Expected term (in years)	6.5	8.4
Risk-free rate	4.6%	4.3%

  Total compensation expense related to stock incentive plans for the second quarter and first six months of 2006 was $2.6 million and $4.8 million, respectively. Related tax benefits totaled $529,000 for the quarter and $972,000 for the six months. Included in these totals are $717,000 for the quarter and $1.5 million for the six months in compensation expense and $117,000 for the quarter and $235,000 for the six months in tax benefits related to stock incentive plans of two AFG subsidiaries. As of June 30, 2006, there was a total of $20.9 million of total unrecognized compensation expense related to nonvested stock options granted under AFG's plans. That cost is expected to be recognized over a weighted average of 3.6 years.

  The following table illustrates the effect on net earnings (in thousands) and earnings per share for the second quarter and first six months of 2005, had compensation cost been recognized and determined based on the "fair values" at grant dates consistent with the method used beginning in 2006.

	Second	Six
	Quarter	Months
	2005	2005
Net earnings, as reported	$81,625	$144,500
Pro forma stock option expense, net of tax	(1,784)	(3,433)

Adjusted net earnings	$79,841	$141,067

Earnings per share (as reported):
Basic	$1.06	$1.88
Diluted	$1.04	$1.85

Earnings per share (adjusted):
Basic	$1.04	$1.83
Diluted	$1.03	$1.82

  Discontinued Operations  In the second quarter of 2006, GAFRI sold Chatham Bars Inn, its resort-hotel property located on Cape Cod for $166 million. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the results of operations of this investment property and the gain on sale are presented as discontinued operations in the Statement of Earnings. Operating results for a smaller hotel property that was sold in the fourth quarter of 2005 have been reclassified as discontinued operations to conform to the current year's presentation. Balance Sheet amounts prior to the hotel sale have not been reclassified. Balance Sheet amounts prior to the hotel sale have not been reclassified.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A summary of the hotel operations sold follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
Operations:	2006	2005	2006	2005
Revenue	$ 2.4	$10.6	$ 3.9	$16.5

Pretax earnings (loss)	(.2)	1.4	(1.0)	1.2
Provision (benefit) for income taxes	(.1)	.5	(.3)	.5
Minority interest	-	(.1)	.1	(.1)
Earnings (loss) from discontinued
operations	(.1)	.8	(.6)	.6

Gain on sale, net of tax (*)	25.8	-	25.8	-
Discontinued operations, net of tax	$25.7	$ .8	$25.2	$ .6

(*) After transaction costs, contingencies, the write-off of certain deferred annuity acquisition costs associated with the gain recognition and minority interest.

  Commitments and Contingencies  There have been no significant changes to the matters discussed and referred to in Note O - "Commitments and Contingencies" of AFG's 2005 Annual Report on Form 10-K.
  Subsequent Event

On August 7, 2006, GAFRI acquired Ceres Group, Inc. for $204.4 million, using cash on hand and borrowings under its bank line of credit. Ceres sells health and life insurance products through two primary business segments and had assets of approximately $770 million at December 31, 2005. Its senior segment includes Medicare supplement and other senior health, life and annuity products for Americans age 55 and over. The medical segment includes major medical health insurance for individuals, families, associations and small businesses.

In connection with the acquisition, Ceres entered into reinsurance agreements under which all of its medical business and half of its in-force senior business were ceded to unaffiliated companies. Following the acquisition, Ceres paid a $60 million return of capital distribution to GAFRI, a portion of which is expected to be used to repay all amounts borrowed under its bank line in connection with the acquisition.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	17	Results of Operations	23
Overview	17	General	23
Critical Accounting Policies	18	Income Items	23
Liquidity and Capital Resources	19	Expense Items	26
Sources of Funds	19	Recent Accounting Standard	27
Investments	20	Proposed Accounting Standard	28
Uncertainties	23

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

At June 30, 2006, AFG (parent) had approximately $120 million in cash and securities and no amounts borrowed under its bank line of credit.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance and in the sale of retirement annuities and supplemental insurance products.

AFG's net earnings for the second quarter and first six months of 2006 were $122.9 million ($1.53 per share, diluted) and $244.4 million ($2.80 per share), respectively. Net earnings for the three and six month periods of 2005 were $81.6 million ($1.04 per share) and $144.5 million ($1.85 per share), respectively. The improvement in both periods reflects continued improvement in property and casualty underwriting results, a gain on the sale of a resort hotel, higher investment income and the favorable resolution of tax issues. Results for the second quarter of 2005 also included net realized gains on securities compared to net realized losses in the 2006 quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	June 30,	December 31,
	2006	2005	2004
Long-term debt	$ 902	$1,000	$1,106
Total capital (*)	3,829	3,703	3,575
Ratio of debt to total capital	23.5%	27.0%	30.9%

(*) Includes long-term debt, minority interest and
shareholders' equity (excluding unrealized gains (losses)
related to fixed maturity investments).

Sources of Funds

Parent Holding Company Liquidity  Management believes AFG has sufficient resources to meet its liquidity requirements. If funds generated from operations, including dividends and tax payments from subsidiaries, are insufficient to meet fixed charges in any period, AFG would be required to utilize parent company cash and marketable securities (approximately $120 million at June 30, 2006) or generate cash through borrowings, sales of other assets, or similar transactions.

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

During the first six months of 2006, AFG repurchased $26.8 million of its 7-1/8% Debentures due 2009 for $28.3 million in cash.

Subsidiary Liquidity  As discussed above under "Parent Company Liquidity", in March 2006, AFG and GAFRI replaced their existing credit agreements. In addition, GAFRI can offer approximately $250 million in additional equity or debt securities under a currently effective shelf registration.

During the first six months of 2006, GAFRI repurchased $63.6 million of its 6-7/8% Senior Notes due 2008 for $65.8 million in cash.

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

Investments  AFG's investment portfolio at June 30, 2006, contained $14.2 billion in "Fixed maturities" classified as available for sale and $611 million in "Other stocks," all carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At June 30, 2006, AFG had pretax net unrealized losses of $394.3 million on fixed maturities and pretax net unrealized gains of $67.1 million on other stocks.

Approximately 94% of the fixed maturities held by AFG at June 30, 2006, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio should generate a stable and predictable investment return.

Since fixed maturities and stocks are carried at fair value in the balance sheet, there is virtually no effect on financial condition upon the sale and ultimate realization of unrealized gains and losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at June 30, 2006, is shown in the following table (dollars in millions). Approximately $114 million of available for sale "Fixed maturities" had no unrealized gains or losses at June 30, 2006.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for sale Fixed Maturities
Fair value of securities	$2,217	$11,849
Amortized cost of securities	$2,139	$12,322
Gross unrealized gain (loss)	$ 78	($ 473)
Fair value as % of amortized cost	104%	96%
Number of security positions	663	1,901
Number individually exceeding
$2 million gain or loss	1	15
Concentration of gains (losses) by type or
industry (exceeding 5% of unrealized):
Mortgage-backed securities	$ 8.9	($196.0)
Banks, savings and credit institutions	5.6	(58.5)
U.S. Government and government agencies	1.0	(29.7)
Insurance companies	3.5	(29.3)
State and municipal	3.6	(26.9)
Gas and electric services	8.7	(25.7)
Air transportation and courier services	10.8	(0.7)
Percentage rated investment grade	82%	96%

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at June 30, 2006, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	8%	2%
After one year through five years	41	22
After five years through ten years	33	33
After ten years	9	6
	91	63
Mortgage-backed securities	9	37
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

AFG realized aggregate losses of $6.6 million during the first six months of 2006 on $149.1 million in sales of fixed maturity securities (five issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2005. These securities were "AAA" rated mortgage-backed securities that decreased in fair value by an aggregate of $3.0 million from year-end 2005 to the sale date due to an increase in the general level of interest rates.

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

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at June 30, 2006

Securities with unrealized gains:
Exceeding $500,000 (35 issues)	$ 203	$ 30	117%
Less than $500,000 (628 issues)	2,014	48	102
	$ 2,217	$ 78	104%

Securities with unrealized losses:
Exceeding $500,000 (286 issues)	$ 5,043	($280)	95%
Less than $500,000 (1,615 issues)	6,806	(193)	97
	$11,849	($473)	96%

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at June 30, 2006

Investment grade with losses for:
One year or less (1,425 issues)	$ 9,390	($358)	96%
Greater than one year (365 issues)	1,971	(99)	95
	$11,361	($457)	96%

Non-investment grade with losses for:
One year or less (85 issues)	$ 390	($ 10)	98%
Greater than one year (26 issues)	98	(6)	94
	$ 488	($ 16)	97%

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

Operating earnings before income taxes for the second quarter of 2006 were comparable to the second quarter of 2005 as a $13.9 million improvement in property and casualty underwriting results and a $21 million increase in investment income were offset by a $29.6 million decline in realized gains on securities and lower earnings in GAFRI's supplemental insurance operations.

Six-month pretax operating earnings improved $63.7 million compared to 2005 reflecting a $40.7 million improvement in property and casualty underwriting results and a $38.7 million increase in investment income partially offset by lower earnings in GAFRI's supplemental insurance operations.

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

Premiums and combined ratios for AFG's Specialty property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross Written Premiums (GAAP)
Specialty:
Property and transportation	$400.6	$312.9	$ 718.4	$ 590.3
Specialty casualty	366.9	363.6	742.0	721.1
Specialty financial	134.5	118.8	253.6	234.5
California workers' compensation	75.6	92.3	160.2	196.3
Other	1.9	2.4	(.3)	3.7
Total Specialty	$979.5	$890.0	$1,873.9	$1,745.9

Net Written Premiums (GAAP)
Specialty:
Property and transportation	$268.1	$235.3	$ 498.8	$ 437.8
Specialty casualty	205.9	189.4	408.0	375.1
Specialty financial	104.7	90.7	197.4	186.8
California workers' compensation	71.6	82.8	151.2	176.3
Other	21.4	17.0	39.6	32.0
Total Specialty	$671.7	$615.2	$1,295.0	$1,208.0

Combined Ratios (GAAP)(a)
Specialty:
Property and transportation	86.2%	80.9%	82.7%	81.8%
Specialty casualty	85.6	95.8	88.8	96.1
Specialty financial	99.4	109.0	99.3	106.6
California workers' compensation	78.5	75.1	81.2	80.1
Other	97.4	96.3	99.1	101.7
Total Specialty	87.5%	89.4%	87.7%	90.8%

(a)

AFG's aggregate combined ratio, including other (primarily runoff) lines, was 88.1% and 89.7% for the quarter ended June 30, 2006 and 2005 and 88.1% and 91.0% for the six months ended June 30, 2006 and 2005, respectively.

Net written premiums for the specialty insurance operations increased 9% for the second quarter and 7% for the six months compared to the same periods in 2005. Significant premium growth from the Property and transportation and Specialty casualty groups were partially offset by a decline in the California workers' compensation premiums. The specialty insurance operations generated an underwriting profit of $76.9 million in the 2006 second quarter, $16.4 million higher than the 2005 quarter. The combined ratio improved nearly two points compared to the 2005 quarter despite approximately $11.6 million (1.9 points) of catastrophe losses, principally from tornadoes in the Midwest, compared to about $6 million (1 point) of such losses in the 2005 second quarter. Underwriting profit for the first half of 2006 was $146.7 million, 41% above the 2005 period, reflecting the positive impact of favorable reserve development within the Specialty casualty and Property and transportation groups.

Property and transportation net written premiums for the second quarter and six months of 2006 increased 14% over each of the 2005 periods due primarily to growth in the property and inland marine operations, new premium volume from the 2005 acquisition of Farmers Crop Insurance Alliance and higher commodity prices used to establish 2006 crop insurance coverages. This group's underwriting results for

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

the 2006 second quarter include about 4.2 points from the Midwest storm losses compared to about 2 points of catastrophe losses in the 2005 period. Most of the lines of business in this group continue to report excellent profitability. Even though this group's combined ratio of 82.7% for the first half of 2006 is up about a point compared to the 2005 period, underwriting profit is 8% higher due to profitable premium growth.

Due to recent upward revisions in industry models of correlated catastrophe exposure associated with writing both workers' compensation and excess property coverage in California, AFG decided to stop writing most of its earthquake-exposed excess property coverage in California effective in April 2006. This excess property business had net written premiums of $17 million in 2005. Prior to this action, AFG's excess property and California workers' compensation exposure to a catastrophic earthquake that models indicate could occur once in every 500 years (a "500-year event") was less than 10% of AFG's shareholders' equity. Once the existing excess property policies expire, AFG's exposure to a California earthquake 500-year event will be reduced to less than 1% of AFG's equity.

Specialty casualty net written premiums for the 2006 second quarter and six-month period were 9% higher than in the respective 2005 periods due primarily to volume growth as well as lower premiums ceded under reinsurance agreements, principally in the executive liability operation and excess and surplus lines. This group's combined ratio improved 10.2 points for the second quarter as 2006 results include a half of a point of favorable reserve development while the 2005 quarter includes 6.7 points of unfavorable reserve development primarily in the executive and professional liability operations. The 7.3 point improvement in the combined ratio for the six months of 2006 compared to 2005 reflects strong underwriting profits in the executive liability operations, excess and surplus lines and coverage for not-for-profit businesses.

Specialty financial net written premiums for the 2006 second quarter were 15.5% higher than the 2005 second quarter as growth in the surety and fidelity operations and financial institution services more than offset premium declines in the residual value business, which is being placed in run-off as the remaining contracts expire. Through the first half of the year, net written premiums were up about 6% compared to the same 2005 period. This group continued to be profitable through the first half of the year. The combined ratio for the second quarter and first six months of 2006 improved 9.6 points and 7.3 points, respectively, over the 2005 periods. This improvement reflects a significant reduction in losses from the residual value business.

California workers' compensation net written premiums for the second quarter and first six months of 2006 were 14% below the 2005 periods, reflecting the effect of lower rates, partly offset by good business retention and volume growth. Underwriting margins continue to benefit from an improved claim environment resulting from the workers' compensation reforms enacted in California.

Life, Accident and Health Premiums and Benefits  The decrease in life, accident and health premiums and benefits is due primarily to the January 2006 sale of Great American Life of Puerto Rico ("GAPR"). Excluding the effect of the sale, premiums increased $4.9 million (3%) and benefits increased $11 million (9%) for the six months of 2006 compared to 2005. The increase in benefits reflects an increase in loss experience in GAFRI's supplemental insurance business. GAFRI expects the supplemental insurance loss ratio to decrease as a result of rate increases and the acquisition of Ceres. The acquisition broadens GAFRI's distribution in both

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

the independent agent and captive agent channels. Prior to the Ceres acquisition, GAFRI's supplemental insurance products were sold through relatively few national marketing organizations.

Investment Income  The increase in investment income for the second quarter and six months of 2006 compared to the 2005 periods reflects an increase in average cash and investments of approximately $1.0 billion (6%) for the quarter and six months.

Realized Gains (Losses)  Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist. Realized gains for 2006 includes a $23.6 million pretax gain in the first quarter on the sale of AFG's interest in The Cincinnati Reds.

Realized gains (losses) on securities include provisions for other than temporary impairment of securities still held as follows: second quarter of 2006 and 2005 - $2.8 million and $5.7 million; six months of 2006 and 2005 - $5.8 million and $7.6 million, respectively.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Earnings as shown below (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Other income	$24.0	$24.8	$45.1	$42.2
Other operating and general expenses	17.1	14.5	31.5	28.9
Interest charges on borrowed money	.3	.5	.7	1.0
Minority interest expense, net	.8	.5	2.2	.9

Other income includes net pretax gains on the sale of real estate assets of $6.2 million in the second quarter and $13.2 million in the first six months of 2006 and $6.4 million and $9.0 million for the 2005 periods.

Real Estate Operations - Discontinued  In June 2006, GAFRI sold Chatham Bars Inn, a resort hotel located on Cape Cod, Massachusetts, for $166 million. After sales expenses, contingencies and the write-off of certain deferred acquisition costs on annuities associated with the gain recognition, GAFRI recognized a pre-tax gain of approximately $48.7 million. The operating results and gain on the sale of Chatham are included in discontinued operations in the Statement of Earnings. See Note G - "Discontinued Operations."

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues additional reserves for (i) persistency and premium bonuses and (ii) excess benefits expected to be paid for future deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect these additional reserves.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Annuity benefits for the second quarter and six months of 2006 were comparable to the 2005 periods as the effect of internal growth and the acquisition of Old Standard Life fixed annuity business were offset by lower average effective crediting rates and the sale of GAPR.

Significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and run-off life business deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired. The $2.7 million and $4.5 million decreases in annuity and supplemental insurance acquisition expenses for the second quarter and six months of 2006, respectively, compared to the 2005 periods reflects the January 2006 sale of GAPR, partially offset by growth in the annuity and supplemental insurance businesses.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and run-off life insurance lines of business. Unanticipated spread compression, decreases in the stock market, and adverse mortality experience could lead to write-offs of DPAC in the future.

Interest Expense  Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFG has generally financed its borrowings on a long-term basis, which has resulted in higher current costs.

Interest expense decreased $2.9 million (15%) for the second quarter and $4.0 million (10%) for the six months due primarily to the retirement of debt during the first half of 2006 and late 2005, partially offset by a higher effective interest rate on GAFRI's floating rate debt.

Other Operating and General Expenses  Other operating and general expenses include $6.3 million and $1 million in losses on retirement of debt in the first six months of 2006 and 2005, respectively.

Income Taxes  Income tax expense reflects a $8.7 million benefit related to the favorable resolution of certain tax issues.

Recent Account Standard

Income Taxes  In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") which is effective for fiscal years beginning after December 15, 2006. FIN 48 sets forth criteria for recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that companies recognize the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure. Management is currently evaluating the impact of adopting this interpretation.

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

_________________________________________________________________

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of June 30, 2006, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2005 Form 10-K.

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

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG's business processes and procedures during the second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities  Under AFG's shareholder-approved Stock Option Plan, 128,014 shares of AFG Common Stock were tendered in connection with the exercise of stock options in the second quarter of 2006 (127,305 at $42.11 in April and 709 at $42.70 in May).

ITEM 4

Submission of Matters to a Vote of Security Holders

AFG's Annual Meeting of Shareholders was held on May 18, 2006; there were three matters voted upon: (Item 1) election of nine directors, (Item 2) ratifying Ernst & Young LLP as independent registered public accounting firm and (Item 3) shareholder proposal regarding political contributions.

The votes cast for, against, withheld and the number of abstentions and broker non-votes as to each matter voted on at the 2006 Annual Meeting is set forth below:
					Broker
Name	For	Against	Withheld	Abstain	Non-Votes

Item 1
Kenneth C. Ambrecht	70,459,507	N/A	446,237	N/A	N/A
Theodore H. Emmerich	70,124,444	N/A	781,300	N/A	N/A
James E. Evans	68,983,775	N/A	1,921,969	N/A	N/A
Terry S. Jacobs	70,542,414	N/A	363,330	N/A	N/A
Carl H. Lindner	68,226,598	N/A	2,679,146	N/A	N/A
Carl H. Lindner III	68,710,887	N/A	2,194,857	N/A	N/A
S. Craig Lindner	68,967,786	N/A	1,937,958	N/A	N/A
William R. Martin	70,126,498	N/A	779,246	N/A	N/A
William W. Verity	70,063,940	N/A	841,804	N/A	N/A

Item 2	70,660,274	215,758	N/A	29,712	N/A

Item 3	12,841,876	50,992,738	N/A	2,525,497	4,545,633

N/A - Not Applicable

ITEM 6

Exhibits

Number	Exhibit Description

31(a)	Certification of the Co-Chief Executive Officer pursuant
to section 302(a) of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Co-Chief Executive Officer pursuant
to section 302(a) of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of the Chief Financial Officer pursuant to
section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of the Co-Chief Executive Officers and Chief
Financial Officer pursuant to section 906 of the Sarbanes-
Oxley Act of 2002.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.
American Financial Group, Inc.

August 8, 2006	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)