Form 10-Q
period 2006-09-30
AMERICAN FINANCIAL GROUP INC
filed 2006-11-08
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

As of November 1, 2006, there were 79,153,318 shares of the Registrant's Common Stock outstanding, excluding 9,953,392 shares owned by a subsidiary.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

ITEM I - FINANCIAL STATEMENTS

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)

(Dollars In Thousands)
	September 30,	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$ 1,139,818	$ 471,849
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $14,450,880 and $14,272,314)	14,401,580	14,326,614
Trading - at fair value	279,779	271,851
Other stocks - at fair value
(cost - $635,510 and $501,459)	716,010	556,659
Policy loans	264,930	258,744
Real estate and other investments	502,741	338,254
Total cash and investments	17,304,858	16,223,971
Recoverables from reinsurers and prepaid
reinsurance premiums	3,881,564	3,263,128
Agents' balances and premiums receivable	797,714	574,882
Deferred policy acquisition costs	1,233,613	1,139,515
Other receivables	434,094	388,078
Variable annuity assets (separate accounts)	663,533	643,506
Prepaid expenses, deferred charges and other assets	575,945	416,030
Goodwill	178,807	166,882

	$25,070,128	$22,815,992

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 6,117,648	$ 5,790,709
Unearned premiums	1,850,042	1,643,954
Annuity benefits accumulated	9,180,740	8,417,298
Life, accident and health reserves	1,396,303	1,088,016
Payable to reinsurers	480,004	298,664
Long-term debt	923,720	999,703
Variable annuity liabilities (separate accounts)	663,533	643,506
Accounts payable, accrued expenses and other
liabilities	1,417,358	1,215,490
Total liabilities	22,029,348	20,097,340

Minority interest	280,557	261,110

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 79,115,424 and 78,067,514 shares outstanding	79,115	78,068
Capital surplus	1,245,175	1,194,600
Retained earnings	1,415,833	1,134,074
Unrealized gain on marketable securities, net	20,100	50,800
Total shareholders' equity	2,760,223	2,457,542

	$25,070,128	$22,815,992

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

(In Thousands, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Income:
Property and casualty insurance premiums	$ 730,859	$ 651,361	$1,924,965	$1,775,795
Life, accident and health premiums	91,742	91,811	249,291	276,256
Investment income	233,148	214,076	698,512	640,734
Realized gains (losses) on securities	(2,454)	10,748	19,876	27,303
Other income	83,216	107,837	234,956	265,904
	1,136,511	1,075,833	3,127,600	2,985,992
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	424,801	604,433	1,135,269	1,311,613
Commissions and other underwriting
expenses	225,276	181,283	567,232	497,589
Annuity benefits	88,331	81,122	255,142	244,950
Life, accident and health benefits	69,136	72,962	203,330	212,593
Annuity and supplemental insurance
acquisition expenses	38,281	31,592	102,041	99,835
Interest charges on borrowed money	18,324	20,004	53,931	59,637
Other operating and general expenses	115,035	112,749	336,903	335,345
	979,184	1,104,145	2,653,848	2,761,562

Operating earnings (loss) before
income taxes	157,327	(28,312)	473,752	224,430
Provision (credit) for income taxes	56,482	(6,506)	157,771	82,830

Net operating earnings (loss)	100,845	(21,806)	315,981	141,600

Minority interest expense	(6,668)	(6,772)	(21,712)	(21,453)
Equity in net losses of investee,
net of tax	(627)	(66)	(1,605)	(4,904)
Earnings (loss) from continuing operations	93,550	(28,644)	292,664	115,243
Discontinued operations, net of tax	-	2,214	25,246	2,827

Net Earnings (Loss)	$ 93,550	($ 26,430)	$ 317,910	$ 118,070

Basic earnings (loss) per Common Share:
Continuing operations	$1.19	($0.37)	$3.73	$1.49
Discontinued operations	-	.03	.32	.04
Net earnings (loss) available to
Common Shares	$1.19	($0.34)	$4.05	$1.53

Diluted earnings (loss) per Common Share:
Continuing operations	$1.16	($0.37)	$3.64	$1.47
Discontinued operations	-	.03	.32	.04
Net earnings (loss) available to
Common Shares	$1.16	($0.34)	$3.96	$1.51

Average number of Common Shares:
Basic	78,760	77,335	78,519	77,060
Diluted	80,400	78,702	80,043	78,267

Cash dividends per Common Share	$.1375	$.125	$.4125	$.375

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(Dollars in Thousands)

		Common Stock		Unrealized
	Common	and Capital	Retained	Gain on
	Shares	Surplus	Earnings	Securities	Total
Balance at January 1, 2006	78,067,514	$1,272,668	$1,134,074	$ 50,800	$2,457,542

Net earnings	-	-	317,910	-	317,910
Change in unrealized	-	-	-	(30,700)	(30,700)
Comprehensive income					287,210

Dividends on Common Stock	-	-	(32,338)	-	(32,338)
Shares issued:
Exercise of stock options	1,027,618	35,823	-	-	35,823
Dividend reinvestment plan	96,829	3,787	-	-	3,787
Employee stock purchase plan	18,137	757	-	-	757
Deferred compensation distributions	42,108	1,646	-	-	1,646
Directors fees paid in stock	8,520	365	-	-	365
Shares tendered in option exercises	(145,302)	(2,386)	(3,813)	-	(6,199)
Stock-based compensation expense	-	5,135	-	-	5,135
Capital transactions of subsidiaries	-	1,919	-	-	1,919
Other	-	4,576	-	-	4,576

Balance at September 30, 2006	79,115,424	$1,324,290	$1,415,833	$ 20,100	$2,760,223

Balance at January 1, 2005	76,634,204	$1,222,507	$ 976,340	$231,700	$2,430,547

Net earnings	-	-	118,070		118,070
Change in unrealized	-	-	-	(138,000)	(138,000)
Comprehensive loss					(19,930)

Dividends on Common Stock	-	-	(28,859)	-	(28,859)
Shares issued:
Exercise of stock options	947,138	25,518	-	-	25,518
Dividend reinvestment plan	144,303	4,214	-	-	4,214
Employee stock purchase plan	19,873	633	-	-	633
Retirement plan contributions	113,414	3,622	-	-	3,622
Deferred compensation distributions	7,374	222	-	-	222
Directors fees paid in stock	9,320	300	-	-	300
Shares tendered in option exercises	(401,784)	(6,415)	(6,015)	-	(12,430)
Capital transactions of subsidiaries	-	(7,850)	-	-	(7,850)
Other	-	6,995	-	-	6,995

Balance at September 30, 2005	77,473,842	$1,249,746	$1,059,536	$ 93,700	$2,402,982

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In Thousands)
	Nine months ended
	September 30,
	2006	2005
Operating Activities:
Net earnings	$ 317,910	$ 118,070
Adjustments:
Equity in net losses of investee	1,605	4,904
Minority interest	27,481	22,075
Depreciation and amortization	120,670	148,442
Annuity benefits	255,142	246,529
Realized gains on investing activities	(82,783)	(68,320)
Net purchases/sales of trading securities	(10,767)	12,047
Deferred annuity and life policy acquisition costs	(114,612)	(94,021)
Increase in reinsurance and other receivables	(503,585)	(38,456)
Decrease (increase) in other assets	48,832	(5,053)
Increase in insurance claims and reserves	546,213	753,862
Increase (decrease) in payable to reinsurers	181,037	(251,267)
Decrease in other liabilities	(6,848)	(12,626)
Other, net	17,358	18,395
Net cash provided by operating activities	797,653	854,581

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,871,990)	(3,258,133)
Equity securities	(264,665)	(181,606)
Subsidiaries	(206,996)	(17,500)
Real estate, property and equipment	(36,895)	(69,327)
Maturities and redemptions of fixed maturity
investments	708,482	864,715
Sales of:
Fixed maturity investments	1,176,870	1,331,269
Equity securities	185,907	202,968
Subsidiary	37,500	-
Real estate, property and equipment	36,219	44,727
Cash and cash equivalents of businesses
acquired or sold, net	201,936	52,556
Increase in other investments	(38,766)	(9,615)
Net cash used in investing activities	(72,398)	(1,039,946)

Financing Activities:
Fixed annuity receipts	914,292	632,465
Annuity surrenders, benefits and withdrawals	(898,561)	(688,416)
Net transfers from variable annuity assets	17,801	10,127
Additional long-term borrowings	117,513	14,716
Reductions of long-term debt	(206,993)	(28,342)
Issuances of Common Stock	27,899	11,558
Subsidiary's issuance of stock in public offering	-	40,391
Cash dividends paid on Common Stock	(28,551)	(24,645)
Other, net	(686)	(2,923)
Net cash used in financing activities	(57,286)	(35,069)

Net Increase (Decrease) in Cash and Cash Equivalents	667,969	(220,434)

Cash and cash equivalents at beginning of period	471,849	861,742

Cash and cash equivalents at end of period	$1,139,818	$ 641,308

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

  Certain AFG subsidiaries loan fixed maturity and equity securities to other institutions for short periods of time. The borrower is required to provide collateral on which AFG earns investment income, net of a fee to the lending agent. AFG records the collateral held (included in other assets) and the liability to return the collateral (included in other liabilities) in its Balance Sheet. The securities loaned remain a recorded asset on AFG's Balance Sheet. At September 30, 2006, the amount of collateral held was approximately $159 million and the fair value of the securities lent was approximately $156 million. There were no securities loaned at December 31, 2005.

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

         Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses on the Statement of Operations consists of amortization of DPAC related to the annuity, supplemental insurance and run-off life businesses. This line item also includes certain marketing and commission costs of those businesses that are expensed as paid.

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

  Payable to Subsidiary Trusts  Certain subsidiaries have wholly-owned subsidiary trusts that issued preferred securities and, in turn, purchased a like amount of subordinated debt from their parent company. Interest and principal payments from the parent fund the respective trust obligations. AFG does not consolidate these subsidiary trusts because they are "variable interest entities" in which AFG is not considered to be the primary beneficiary. Accordingly, the subordinated debt due to the trusts is included in "long-term debt" in the Balance Sheet and the related interest expense is included in "interest charges on borrowed money" in the Statement of Operations.

  Minority Interest  For Balance Sheet purposes, minority interest represents the interests of noncontrolling shareholders in consolidated entities. In the Statement of Operations, minority interest expense represents such shareholders' interest in the earnings of those entities.

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

  Prior to the implementation of SFAS No. 123(R), AFG accounted for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation expense for stock option grants was recognized because options were granted at exercise prices equal to the fair value of the shares at the dates of grant. See Note F - "Shareholders' Equity" for further information on stock options.

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

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes (i) deductions of $386,000 in the third quarter of 2006 and $873,000 in the nine months of 2006 from net earnings related to dilution of majority-owned subsidiaries and (ii) the following additions to average shares outstanding representing the dilutive effect of stock-based compensation plans: third quarter of 2006 and 2005 - 1,640,000 and 1,367,000 shares; nine months of 2006 and 2005 - 1,524,000 shares and 1,207,000 shares, respectively.

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

  Acquisitions and Sales of Operations

Ceres Group, Inc.  On August 7, 2006, GAFRI acquired Ceres Group, Inc. ("Ceres") for $204.4 million in cash. In connection with the acquisition, Ceres reinsured 100% of its major medical business and 50% of its in-force senior business, which focuses primarily on sales of Medicare supplement and other supplemental insurance products to the senior market. As a result of the reinsurance, Ceres

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

has exited the major medical business. Following the acquisition, Ceres paid a $60 million return of capital distribution to GAFRI. GAFRI expects the retained Ceres business to generate at least $120 million in life, accident and health premiums in 2007. The preliminary allocation of purchase price for the Ceres acquisition resulted in an increase in goodwill of $11.9 million. Pro forma results of operations for the three and nine months ended September 30, 2006, assuming the acquisition of Ceres had taken place at the beginning of 2006 would not differ significantly from actual reported results.

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

Farmers Crop Insurance Alliance, Inc.  On September 30, 2005, AFG acquired the multi-peril crop insurance and the crop hail insurance business written through Farmers Crop Insurance Alliance, Inc. for $17.5 million in cash. AFG will pay additional amounts of up to 10% of annual premiums over the next three years based on certain customer retention criteria. Approximately $16.5 million of the initial Farmers Crop purchase price was recorded as intangible renewal rights and is being amortized over an estimated retention period of four years on a straight-line basis. Any future payments (not expected to exceed $15 million) based on customer retention will also be recorded as intangible renewal rights. While there is uncertainty as to the amount of premiums that ultimately will be retained due to the departure of several Farmers' employees in the months preceding the acquisition, AFG expects this acquired business will generate gross written premiums of about $170 million in 2006.
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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables (in thousands) show AFG's revenues and operating earnings (loss) before income taxes by significant business segment and sub-segment.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues (a)
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 322,419	$ 270,662	$ 747,528	$ 640,319
Specialty casualty	207,557	183,794	593,075	550,858
Specialty financial	110,545	91,586	304,236	270,008
California workers' compensation	69,640	88,128	222,767	262,029
Other	20,338	16,496	55,895	49,507
Other lines	360	695	1,464	3,074
	730,859	651,361	1,924,965	1,775,795
Investment income	79,835	71,336	240,471	209,821
Realized gains	1,431	7,561	28,754	16,857
Other	45,878	76,636	143,776	179,666
	858,003	806,894	2,337,966	2,182,139
Annuities and supplemental insurance:
Investment income	151,667	141,951	452,468	428,685
Life, accident and health premiums	91,742	91,811	249,291	276,256
Realized gains (losses)	(2,812)	3,008	(7,887)	16,635
Other	33,019	22,020	79,278	63,816
	273,616	258,790	773,150	785,392
Other	4,892	10,149	16,484	18,461
	$1,136,511	$1,075,833	$3,127,600	$2,985,992

Operating Earnings (Loss) Before
Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 40,386	$ 5,242	$ 113,551	$ 72,701
Specialty casualty	44,040	19,475	87,014	33,709
Specialty financial	(24,091)	(9,253)	(22,676)	(21,159)
California workers' compensation	25,275	29,406	54,115	63,970
Other	(3,378)	(1,738)	(3,049)	(2,295)
Other lines (b)	(1,450)	(177,487)	(6,491)	(180,333)
	80,782	(134,355)	222,464	(33,407)
Investment income, realized gains
and other	70,942	98,397	244,100	230,560
	151,724	(35,958)	466,564	197,153

Annuities and supplemental
insurance (c)	30,804	22,721	78,887	89,311
Other (d)	(25,201)	(15,075)	(71,699)	(62,034)
	$ 157,327	($ 28,312)	$ 473,752	$ 224,430

(a) Revenues include sales of products and services as well as other income earned by the respective segments.
(b) Includes a third quarter 2005 charge of $179.3 million to increase asbestos, environmental and other mass tort reserves.
(c) Includes a third quarter 2005 charge of $9.5 million related to environmental liabilities at GAFRI's former manufacturing operatons.
(d) Includes holding company expenses.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Deferred Policy Acquisition Costs  As discussed in Note A - "Accounting Policies," deferred policy acquisition costs related to annuities are adjusted for changes in unrealized gains (losses) on securities. The decrease in net unrealized gains during the first nine months of 2006 resulted in a $18.7 million increase in deferred acquisition costs.

  Included in deferred policy acquisition costs in AFG's Balance Sheet are $94.4 million and $54.1 million at September 30, 2006, and December 31, 2005, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and supplemental insurance business. The PVFP amounts are net of $67.5 million and $82.5 million of accumulated amortization. The change in PVFP and related accumulated amortization reflects the August 2006 acquisition of Ceres, partially offset by the January 2006 sale of GAPR. Amortization of the PVFP was $2.8 million in the third quarter and $6.1 million in the first nine months of 2006 and $1.6 million in the third quarter and $7.5 million in the first nine months of 2005, respectively.

  Long-Term Debt  The carrying value of long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Holding Company:
AFG 7-1/8% Senior Debentures due April 2009	$182,814	$226,052
AFG Senior Convertible Notes due June 2033	189,825	189,857
AFG 7-1/8% Senior Debentures due February 2034	115,000	115,000
AFG 7-1/8% Senior Debentures due December 2007	59,493	59,493
Other	3,783	3,768
	550,915	594,170
Subsidiaries:
GAFRI 7-1/2% Senior Debentures due November 2033	112,500	112,500
GAFRI 7-1/4% Senior Debentures due January 2034	86,250	86,250
GAFRI 6-7/8% Senior Notes due June 2008	33,590	100,000
Notes payable secured by real estate	67,925	33,112
American Premier Underwriters 10-7/8% Subordinated
Notes due May 2011	8,079	8,125
Other	7,501	8,586
	315,845	348,573
Payable to Subsidiary Trusts:
GAFRI 8-7/8% Subordinated Debentures due
January 2027	21,960	21,960
GAFRI 7.35% Subordinated Debentures due May 2033	20,000	20,000
National Interstate Variable Rate Subordinated
Debentures due May 2033	15,000	15,000
	56,960	56,960

	$923,720	$999,703

At September 30, 2006, scheduled principal payments on debt for the balance of 2006 and the subsequent five years were as follows: 2006 - $.1 million; 2007 - $60.8 million; 2008 - $34.4 million; 2009 - $184.5 million; 2010 - $3.0 million; and 2011 - $9.1 million.

During the first nine months of 2006, AFG repurchased $43.5 million of its 7-1/8% Debentures due 2009 for $45.6 million in cash and GAFRI repurchased $66.4 million of its 6-7/8% Notes for $68.7 million in cash. In July 2006, an AFG subsidiary borrowed $42 million under a 6.3% 10-year mortgage loan secured by one of its hotel properties.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In March 2006, AFG and GAFRI replaced their existing credit agreements with a new five-year revolving credit facility under which they can borrow a combined $500 million. AFG and GAFRI have agreed not to borrow more than $325 million and $200 million, respectively, under the credit facility and AFG has agreed to guarantee amounts borrowed by GAFRI. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating. No amounts were borrowed under these agreements at September 30, 2006 or December 31, 2005.

To achieve a desired balance between fixed and variable rate debt, GAFRI has entered into interest rate swaps that effectively convert its 6-7/8% fixed rate Senior Notes to a floating rate of 3-month LIBOR plus 2.9%. In connection with the 2006 debt repurchases discussed above, GAFRI paid an additional $2 million to effectively terminate the portion of the interest rate swaps that covered the repurchased debt.

AFG's Senior Convertible Notes were issued at a price of 37.153% of the principal amount due at maturity. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which interest at 4% annually will be accrued and added to the carrying value of the Notes. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at accreted value ranging from $371.53 per Note to $1,000 per Note at maturity. Generally, holders may convert each Note into 11.5016 shares of AFG Common Stock (at $32.30 per share currently) (i) if the average market price of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value ($38.76 per share currently) for a specified period, (ii) if the credit rating of the Notes is significantly lowered, or, (iii) if AFG calls the notes for redemption. Based on the market price of AFG's Common Stock during the quarter ended September 30, 2006, the Notes are currently convertible through December 31, 2006. AFG has delivered cash in lieu of Common Stock upon conversion of the Notes and intends to continue to do so. Accordingly, shares issuable upon conversion of the Notes are not treated as dilutive.
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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  At September 30, 2006, there were 10.6 million shares of AFG Common Stock reserved for issuance under AFG's stock incentive plan. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options expire ten years after the date of grant. Data for stock options issued under AFG's stock incentive plans is presented below:

			Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at January 1, 2006	6,389,288	$28.14

Granted	971,450	$40.51
Exercised	(1,027,618)	$30.97
Forfeited/Cancelled	(22,700)	$35.56
Outstanding at September 30, 2006	6,310,420	$29.56	5.9 years	$109.6

Options exercisable at
September 30, 2006	3,656,430	$27.57	4.2 years	$ 70.8

Options and other awards available
for grant at September 30, 2006	4,298,366

  The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $13.2 million and $6.6 million, respectively. During the nine months ended September 30, 2006, AFG received $25.6 million in cash and recognized a $4.0 million tax benefit from the exercise of stock options.

  AFG uses the Black-Scholes option pricing model to calculate the "fair value" of its option grants. Expected volatility is based on historical volatility (after consideration of other factors). AFG began using the SEC's simplified method of calculating expected term with its 2006 grants. The fair value of options granted in the first nine months of 2006 and 2005 was $10.03 per share and $9.66 per share, respectively, based on the following assumptions:

	2006	2005
Expected dividend yield	1-1/2%	2%
Expected volatility	19%	28%
Expected term (in years)	6.5	8.4
Risk-free rate	4.6%	4.3%

  Total compensation expense related to stock incentive plans for the third quarter and first nine months of 2006 was $2.6 million and $7.4 million, respectively. Related tax benefits totaled $520,000 for the quarter and $1.5 million for the nine months. Included in these totals are $777,000 for the quarter and $2.2 million for the nine months in compensation expense and $112,000 for the quarter and $347,000 for the nine months in tax benefits related to stock incentive plans of two AFG subsidiaries. As of September 30, 2006, there was a total of $19.5 million of total unrecognized compensation expense related to nonvested stock options granted under AFG's plans. That cost is expected to be recognized over a weighted average of 3.5 years.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  The following table illustrates the effect on net earnings (loss) (in thousands) and earnings (loss) per share for the third quarter and first nine months of 2005, had compensation cost been recognized and determined based on the "fair values" at grant dates consistent with the method used beginning in 2006.

	Third	Nine
	Quarter	Months
	2005	2005
Net earnings (loss), as reported	($26,430)	$118,070
Pro forma stock option expense, net of tax	(1,875)	(5,614)

Adjusted net earnings (loss)	($28,305)	$112,456

Earnings (loss) per share (as reported):
Basic	($0.34)	$1.53
Diluted	($0.34)	$1.51

Earnings (loss) per share (adjusted):
Basic	($0.37)	$1.46
Diluted	($0.36)	$1.45

  Discontinued Operations  In the second quarter of 2006, GAFRI sold Chatham Bars Inn, its resort-hotel property located on Cape Cod for $166 million. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the results of operations of this investment property and the gain on sale are presented as discontinued operations in the Statement of Operations. Operating results for a smaller hotel property that was sold in the fourth quarter of 2005 have been reclassified as discontinued operations to conform to the current year's presentation. Balance Sheet amounts prior to the hotel sale have not been reclassified.

A summary of the hotel operations sold follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
Operations:	2006	2005	2006	2005
Revenue	$ -	$16.9	$ 3.9	$33.4

Pretax earnings (loss)	-	4.0	(1.0)	5.2
Provision (benefit) for income taxes	-	1.3	(.3)	1.8
Minority interest	-	(.5)	.1	(.6)
Earnings (loss) from discontinued
operations	-	2.2	(.6)	2.8

Gain on sale, net of tax (*)	-	-	25.8	-
Discontinued operations, net of tax	$ -	$ 2.2	$25.2	$ 2.8

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

_________________________________________________________________________________

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	17	Results of Operations	23
Overview	17	General	23
Critical Accounting Policies	18	Income Items	23
Liquidity and Capital Resources	19	Expense Items	27
Sources of Funds	19	Recent Accounting Standard	28
Investments	20	Proposed Accounting Standard	29
Uncertainties	23

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

At September 30, 2006, AFG (parent) had approximately $110 million in cash and securities and no amounts borrowed under its bank line of credit.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance and in the sale of retirement annuities and supplemental insurance products.

AFG's net earnings for the third quarter and first nine months of 2006 were $93.6 million ($1.16 per share, diluted) and $317.9 million ($3.96 per share), respectively. These results include significantly higher earnings from AFG's insurance operations compared to the same periods a year earlier. AFG reported a net loss for the third quarter of 2005 of $26.4 million ($.34 per share), which included an aftertax charge of $121.6 million ($1.55 per share) to increase asbestos and environmental reserves ("A&E") within AFG's run-off operations. Net earnings for the first nine months of 2005 were $118.1 million ($1.51 per share).

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	September 30,	December 31,
	2006	2005	2004
Long-term debt	$ 924	$1,000	$1,106
Total capital (*)	3,996	3,703	3,575
Ratio of debt to total capital	23.1%	27.0%	30.9%

(*) Includes long-term debt, minority interest and
shareholders' equity (excluding unrealized gains (losses)
related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.49 for the nine months ended September 30, 2006 and 1.77 (2.20 excluding A&E and other mass tort charges) for the entire year of 2005. Excluding annuity benefits, this ratio was 8.53 and 4.58 (6.60 excluding the A&E and other mass tort charges), respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

Sources of Funds

Parent Holding Company Liquidity  Management believes AFG has sufficient resources to meet its liquidity requirements. If funds generated from operations, including dividends and tax payments from subsidiaries, are insufficient to meet fixed charges in any period, AFG would be required to utilize parent company cash and marketable securities (approximately $110 million at September 30, 2006) or generate cash through borrowings, sales of other assets, or similar transactions.

In March 2006, AFG and GAFRI replaced their existing credit agreements with a new five-year revolving credit facility under which they can borrow a combined $500 million. AFG and GAFRI have agreed not to borrow more than $325 million and $200 million, respectively, under the credit facility and AFG has agreed to guarantee amounts borrowed by GAFRI. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating. No amounts were outstanding under this agreement at September 30, 2006.

Under a currently effective shelf registration statement, AFG can offer additional equity or debt securities, including 2.3 million shares of common stock under an equity distribution agreement with UBS Securities LLC. The shelf registration provides AFG with greater flexibility to access the capital markets from time to time as market and other conditions permit.

During the first nine months of 2006, AFG repurchased $43.5 million of its 7-1/8% Debentures due 2009 for $45.6 million in cash.

Subsidiary Liquidity  As discussed above under "Parent Company Liquidity", in March 2006, AFG and GAFRI replaced their existing credit agreements. In addition, GAFRI can offer approximately $250 million in additional equity or debt securities under a currently effective shelf registration.

During the first nine months of 2006, GAFRI repurchased $66.4 million of its 6-7/8% Senior Notes due 2008 for $68.7 million in cash.

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

Investments  AFG's investment portfolio at September 30, 2006, contained $14.4 billion in "Fixed maturities" classified as available for sale and $716 million in "Other stocks," all carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At September 30, 2006, AFG had pretax net unrealized losses of $49.3 million on fixed maturities and pretax net unrealized gains of $80.5 million on other stocks.

Approximately 94% of the fixed maturities held by AFG at September 30, 2006, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio should generate a stable and predictable investment return.

Since fixed maturities and stocks are carried at fair value in the balance sheet, there is virtually no effect on financial condition upon the sale and ultimate realization of unrealized gains and losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at September 30, 2006, is shown in the following table (dollars in millions). Approximately $154 million of available for sale "Fixed maturities" had no unrealized gains or losses at September 30, 2006.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for sale Fixed Maturities
Fair value of securities	$5,086	$9,162
Amortized cost of securities	$4,940	$9,357
Gross unrealized gain (loss)	$ 146	($ 195)
Fair value as % of amortized cost	103%	98%
Number of security positions	1,284	1,461
Number individually exceeding
$2 million gain or loss	1	1
Concentration of gains (losses) by type or
industry (exceeding 5% of unrealized):
Mortgage-backed securities	$21.6	($84.2)
Banks, savings and credit institutions	16.4	(18.0)
U.S. Government and government agencies	3.0	(16.1)
Insurance companies	8.9	(10.8)
State and municipal	7.1	(10.1)
Gas and electric services	16.5	(10.1)
Air transportation and courier services	12.0	(0.4)
Percentage rated investment grade	91%	96%

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at September 30, 2006, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	5%	1%
After one year through five years	28	25
After five years through ten years	39	29
After ten years	11	4
	83	59
Mortgage-backed securities	17	41
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

AFG realized aggregate losses of $6.6 million during the first nine months of 2006 on $149.1 million in sales of fixed maturity securities (five issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2005. These securities were "AAA" rated mortgage-backed securities that decreased in fair value by an aggregate of $3.0 million from year-end 2005 to the sale date due to an increase in the general level of interest rates.

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

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at September 30, 2006

Securities with unrealized gains:
Exceeding $500,000 (64 issues)	$ 617	$ 54	110%
Less than $500,000 (1,220 issues)	4,469	92	102
	$5,086	$146	103%

Securities with unrealized losses:
Exceeding $500,000 (84 issues)	$1,868	($ 70)	96%
Less than $500,000 (1,377 issues)	7,294	(125)	98
	$9,162	($195)	98%

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at September 30, 2006

Investment grade with losses for:
One year or less (582 issues)	$3,381	($ 40)	99%
Greater than one year (787 issues)	5,372	(143)	97
	$8,753	($183)	98%

Non-investment grade with losses for:
One year or less (58 issues)	$ 200	($ 7)	97%
Greater than one year (34 issues)	209	(5)	98
	$ 409	($ 12)	97%

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

AFG reported operating earnings before income taxes of $157.3 million for the third quarter of 2006 compared to an operating loss before income taxes of $28.3 million in the 2005 third quarter. Results for the 2005 quarter included $189 million in pretax charges resulting from strengthening A&E and other mass tort reserves within AFG's runoff operations, partially offset by a $30.9 million pretax gain on the sale of coal assets. Excluding these items, a $35.8 million improvement in property and casualty underwriting results and a $19.1 million increase in investment income were partially offset by a $13.2 million decline in realized gains on securities.

Excluding the third quarter 2005 A&E charge and gain on the sale of coal assets, nine-month pretax operating earnings improved $91.4 million compared to 2005 as a $76.6 million improvement in property and casualty underwriting results and a $57.8 million increase in investment income were partially offset by lower realized gains and lower earnings in GAFRI's supplemental insurance operations during the first half of the year.

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

Premiums and combined ratios for AFG's Specialty property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross Written Premiums (GAAP)
Specialty:
Property and transportation	$ 637.3	$ 496.8	$1,355.7	$1,087.1
Specialty casualty	371.3	359.6	1,113.3	1,080.7
Specialty financial	142.8	133.1	396.4	367.6
California workers' compensation	69.7	93.5	229.9	289.8
Other	.3	(2.5)	-	1.2
Total Specialty	$1,221.4	$1,080.5	$3,095.3	$2,826.4

Net Written Premiums (GAAP)
Specialty:
Property and transportation	$ 332.1	$ 291.0	$ 830.9	$ 728.8
Specialty casualty	237.6	192.3	645.6	567.4
Specialty financial	115.7	107.9	313.1	294.7
California workers' compensation	65.8	84.2	217.0	260.5
Other	17.7	16.4	57.3	48.4
Total Specialty	$ 768.9	$ 691.8	$2,063.9	$1,899.8

Combined Ratios (GAAP)(a)
Specialty:
Property and transportation (b)	87.4%	98.1%	84.7%	88.7%
Specialty casualty	78.7	89.4	85.3	93.9
Specialty financial (c)	121.8	110.1	107.5	107.8
California workers' compensation	63.6	66.7	75.7	75.5
Other	116.6	110.6	105.5	104.6
Total Specialty (d)	88.7%	93.3%	88.1%	91.8%

(a)

AFG's aggregate combined ratio, including other (primarily runoff) lines, was 88.9% and 120.6% for the quarter ended September 30, 2006 and 2005 and 88.4% and 101.8% for the nine months ended September 30, 2006 and 2005, respectively. The aggregate ratio includes 27.5 points and 10.1 points, respectively, for the three and nine month periods of 2005 relating to the A&E charge.

(b)	Includes the effect of hurricane losses for the 2005 three and nine month periods of 10.8 points and 4.6 points, respectively.
(c)	Includes the effect of hurricane losses for the 2005 three and nine month periods of 7.1 points and 2.4 points, respectively.
(d)	Includes the effect of hurricane losses of 6.2% and 2.3%, respectively, for the three and nine month periods of 2005.

Net written premiums for the specialty insurance operations increased 11% for the third quarter and 9% for the nine months compared to the same periods in 2005. Significant premium growth from the Property and transportation and Specialty casualty groups were partially offset by a decline in the California workers' compensation premiums. The specialty insurance operations generated an underwriting profit of $82.2 million in the 2006 third quarter, $39.1 million higher than the 2005 quarter. The combined ratio was 88.7%, 4.6 points better than in the 2005 third quarter, which included approximately $40.6 million (6.2 points) of catastrophe losses principally from hurricanes Katrina and Rita.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Underwriting profit for the first nine months of 2006 was $229 million, 56% above the 2005 period, reflecting premium growth, lower catastrophe losses, and the positive impact of favorable reserve development. These 2006 results include $22.6 million (1.2 points) of catastrophe losses compared to $48.4 million (2.7 points) in the same 2005 period. Net written premiums were 9% above the 2005 period.

Property and transportation net written premiums for the third quarter and nine months of 2006 increased 14% over each of the 2005 periods due primarily to growth in the property and inland marine operations and new premium volume from the 2005 acquisition of Farmers Crop Insurance Alliance. The growth in net written premiums was less than the gross written premium growth due to the effect of crop reinsurance programs. This group's combined ratio for the 2005 third quarter included 10.8 points of hurricane losses. The 2006 third quarter underwriting results benefited from solid underwriting profit recorded within the crop insurance division and the absence of any significant catastrophe losses during the quarter. The combined ratio for the first nine months of 2006 improved 4.0 points compared to the 2005 period as underwriting results for 2006 include 2.6 points of catastrophe losses compared to 5.9 points in the same period in 2005. Nearly all of the lines of business in this group continue to report excellent profitability with continuing favorable prior year reserve development. The 2006 nine-month period results include 4.3 points of favorable reserve development compared to 2.1 points for the same 2005 period.

Due to recent upward revisions in industry models of correlated catastrophe exposure associated with writing both workers' compensation and excess property coverage in California, AFG decided to stop writing most of its earthquake-exposed excess property coverage in California beginning in April 2006. This excess property business had net written premiums of $17 million in 2005. Prior to this action, AFG's excess property exposure to a catastrophic earthquake that models indicate could occur once in every 500 years (a "500-year event") was approximately 10% of AFG's shareholders' equity. Once the existing excess property policies expire in 2007, AFG's excess property exposure to a California earthquake 500-year event will be reduced to less than 1% of AFG's equity.

Specialty casualty net written premiums for the 2006 third quarter and nine-month period were 24% and 14% higher than in the respective 2005 periods due primarily to volume growth and higher premium retention within several of the group's businesses as well as third quarter 2006 changes to reinsurance agreements within the specialized program business line, which resulted in the recapture of $26 million in premiums previously ceded to reinsurers. This group's combined ratio improved 10.7 points for the third quarter, reflecting improvement across all businesses in the group. Results for the 2006 quarter included about 4.8 points of favorable reserve development whereas the prior year period included 1.4 points of unfavorable reserve development. Through the first nine months of this year, this group's combined ratio has improved 8.6 points compared with the same prior year period.

Specialty financial net written premiums for the three and nine month periods of 2006 increased 7% and 6%, respectively, above the 2005 periods reflecting premium growth principally in the surety and financial institutions businesses. The group experienced disappointing results in the 2006 third quarter resulting from losses within the automobile residual value business ("RVI"), which is in run-off. These losses were primarily attributable to lower than expected proceeds from the sale (at auction) of certain luxury cars and sport utility

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

vehicles at lease-end. Excluding the effect of the RVI business, this group's third quarter combined ratio was 88%, as the group's other operations are generating underwriting profits.

California workers' compensation net written premiums for the third quarter and first nine months of 2006 were 22% and 17% below the 2005 periods, reflecting the effect of significantly lower rates, partly offset by new volume growth. This business continued to report excellent profitability in the 2006 third quarter with a 3.1 point improvement in the combined ratio compared to the 2005 quarter. This business experienced $16 million of favorable prior year reserve development in the quarter, compared to $9 million in the 2005 third quarter. The underwriting results reflect the effects of the California workers' compensation reforms that have resulted in lower workers' compensation costs for employers and lower premium levels. However, due to the long-tail nature of this business, reserving is somewhat conservative until a higher percentage of claims have been paid and the ultimate impact of reforms can be determined.

Asbestos and Environmental and Other Mass Tort Reserve Charges  As a result of a comprehensive study of its asbestos and environmental exposures relating primarily to the run-off operations of its property and casualty group, AFG recorded a 2005 third quarter pre-tax charge of $169 million, net of $32 million in reinsurance recoverables. This charge resulted in an increase in asbestos reserves of $124 million and environmental reserves of $45 million. In connection with the review of A&E reserves in 2005, AFG reviewed its other mass tort exposures and recorded a $10 million pre-tax charge. Management expects to conduct another study in 2007.

Life, Accident and Health Premiums and Benefits  The decrease in life, accident and health premiums and benefits is due primarily to the January 2006 sale of Great American Life of Puerto Rico ("GAPR"). Excluding the effect of the sale, premiums increased $18.5 million for the third quarter and $23.4 million for the nine months and benefits increased $6.6 million for the third quarter and $17.7 million for the nine months of 2006 compared to the 2005 periods due primarily to the August 2006 acquisition of Ceres. Life, accident and health benefits for the third quarter of 2006 were reduced by $3.4 million due to favorable development in GAFRI's Medicare supplement business. For the nine months, this favorable development was more than offset by an increase in loss experience in GAFRI's supplemental insurance business during the first half of 2006. GAFRI expects the supplemental insurance loss ratio to decrease as a result of rate increases and the acquisition of Ceres. The acquisition broadens GAFRI's distribution in both the independent agent and captive agent channels. Prior to the Ceres acquisition, GAFRI's supplemental insurance products were sold through relatively few national marketing organizations.

Investment Income  The increase in investment income for the third quarter and nine months of 2006 compared to the 2005 periods reflects a 7% increase in average cash and investments for the quarter and nine months.

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

Realized gains (losses) on securities include provisions for other than temporary impairment of securities still held as follows: third quarter of 2006 and 2005 - $7.1 million and $3.9 million; nine months of 2006 and 2005 - $12.9 million and $11.5 million, respectively.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Operations as shown below (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Other income	$20.7	$48.9	$65.8	$91.1
Other operating and general expenses	18.7	14.9	50.2	43.8
Interest charges on borrowed money	.9	.4	1.6	1.4
Minority interest expense, net	.1	.1	2.3	1.0

Income from real estate operations for 2005 includes a third quarter pretax gain of $30.9 million on the sale of coal reserves. Other income also includes net pretax gains on the sale of other real estate assets of $1.1 million in the third quarter and $14.2 million in the first nine months of 2006 and $1.1 million and $10.1 million for the 2005 periods.

Real Estate Operations - Discontinued  In June 2006, GAFRI sold Chatham Bars Inn, a resort hotel located on Cape Cod, Massachusetts, for $166 million. After sales expenses, contingencies and the write-off of certain deferred acquisition costs on annuities associated with the gain recognition, GAFRI recognized a pre-tax gain of approximately $48.7 million. The operating results and gain on the sale of Chatham are included in discontinued operations in the Statement of Operations. See Note G - "Discontinued Operations."

Fourth Quarter Real Estate Sales  AFG has entered into a definitive agreement to sell certain of its New York real estate assets and expects to record a pretax gain of approximately $45 million in the 2006 fourth quarter. In addition, on October 3, 2006, an 80%-owned subsidiary sold an apartment building and expects to recognize a pretax gain of approximately $8 million.

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

Annuity benefits for the third quarter and nine months of 2006 increased compared to the 2005 periods as the effect of internal growth and the acquisition of Old Standard Life fixed annuity business were partially offset by lower average effective crediting rates and the sale of GAPR.

Significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and run-off life business deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired. The $6.7 million and $2.2 million increases in annuity and supplemental insurance acquisition expenses for the third quarter and nine months of 2006, respectively, compared to the 2005 periods reflects the effect of the Ceres and Old Standard Life acquisitions and growth in the annuity and supplemental insurance businesses, partially offset by the January 2006 sale of GAPR.

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

Interest expense decreased $1.7 million (8%) for the third quarter and $5.7 million (10%) for the nine months due primarily to the retirement of debt during the first nine months of 2006 and late 2005.

Other Operating and General Expenses  Other operating and general expenses for the third quarter of 2005 include a $9.5 million pretax charge to increase reserves related to environmental liabilities at GAFRI's former manufacturing operations. Other operating and general expenses also include $7.2 million and $1 million in losses on retirement of debt in the first nine months of 2006 and 2005, respectively.

Income Taxes  Income tax expense for the first nine months of 2006 reflects a $8.7 million benefit in the second quarter related to the favorable resolution of certain tax issues.

Recent Account Standards

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

Proposed Accounting Standard

Convertible Notes  The FASB has proposed an amendment to SFAS No. 128, "Earnings per Share." Currently, SFAS No. 128 allows companies issuing securities that can be settled in cash or stock (such as AFG's convertible notes) to exclude the issuable shares from the calculation of diluted earnings per share when there is a stated intent and ability to deliver cash in lieu of stock upon settlement or conversion. The proposed amendment would require companies to assume settlement in stock (despite the ability and intent to settle in cash) and include those shares in the calculation of diluted earnings per share. Should the FASB proposal be adopted as proposed, AFG anticipates that it will amend the convertible note indenture to eliminate the option to settle the accreted value of the notes in shares, and thereby mitigate the proposal's impact on dilution.

_____________________________________________________________

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of September 30, 2006, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2005 Form 10-K.

ITEM 4

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that these disclosure controls and procedures were effective. On August 7, 2006, Great American Financial Resources acquired Ceres Group, Inc. Ceres has been excluded from management's assessment of internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG's business processes and procedures during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities  Under AFG's shareholder-approved Stock Option Plan, 17,288 shares of AFG Common Stock were tendered in connection with the exercise of stock options in the third quarter of 2006 (13,116 at $46.33 in August and 4,172 at $47.93 in September).

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

_____________________________________________________________

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.
American Financial Group, Inc.

November 8, 2006	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)