Form 10-K
period 2006-12-31
AMERICAN FINANCIAL GROUP INC
filed 2007-03-01
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

One East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange and Nasdaq Global Select Market
7-1/8% Senior Debentures due December 15, 2007	New York Stock Exchange
7-1/8% Senior Debentures due April 15, 2009	New York Stock Exchange
7-1/8% Senior Debentures due February 3, 2034	New York Stock Exchange

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  X          Accelerated Filer               Non-Accelerated Filer

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No  X

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $2.4 billion.

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 119,415,711 shares (excluding 14,930,088 shares owned by a subsidiary) as of February 1, 2007.

________________________

Documents Incorporated by Reference:

Proxy Statement for 2007 Annual Meeting of Stockholders (portions of which are incorporated by reference into
Part III hereof).

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

Introduction

American Financial Group, Inc. ("AFG") is a holding company that, through subsidiaries, is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of traditional fixed, indexed and variable annuities and a variety of supplemental insurance products. AFG was incorporated as an Ohio corporation in 1997. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. SEC filings, news releases, AFG's Code of Ethics applicable to directors, officers and employees and other information may be accessed free of charge through AFG's Internet site at: www.afginc.com. (Information on AFG's Internet site is not part of this Form 10-K.)

At February 1, 2007, AFG's Chairman of the Board (Carl H. Lindner) and its Co-CEOs (Carl H. Lindner III and S. Craig Lindner, sons of the Chairman) beneficially owned 11.2%, 6.9% and 6.8%, respectively, of AFG's outstanding Common Stock. Another son (Keith E. Lindner) publicly reported in April 2006 that he beneficially owned shares representing 7.7% of AFG's outstanding Common Stock.

Three-for-two Stock Split  All share and per share amounts (except number of shares authorized and the stated value of $1.00 per share) presented in this Annual Report on Form 10-K have been adjusted for all periods presented to reflect the effect of a three-for-two Common Stock split that became effective December 15, 2006.

Property and Casualty Insurance Operations

The property and casualty group reports to a single senior executive and is comprised of multiple business units that operate autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG's property and casualty insurance operations employed approximately 5,200 persons as of December 31, 2006.

The primary objectives of AFG's property and casualty insurance operations are to achieve solid underwriting profitability and provide excellent service to its policyholders. Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses, loss adjustment expenses ("LAE"), underwriting expenses and policyholder dividends to premiums. A combined ratio under 100% is indicative of an underwriting profit. The combined ratio does not reflect investment income, other income, or federal income taxes.

While many costs included in underwriting are readily determined (commissions, administrative expenses, and many of the losses on claims reported), the process of determining overall underwriting results is highly dependent upon the use of estimates in the case of losses incurred or expected but not yet reported or developed. Actuarial procedures and projections are used to obtain "point estimates" of ultimate losses. While the process is imprecise and develops amounts which are subject to change over time, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

AFG's statutory combined ratio averaged 95.7% for the period 2004 to 2006 (or 93.1% excluding a 2005 charge of $179 million related to asbestos, environmental and other mass tort matters) as compared to 97.5% for the property and casualty industry over the same period (Source: "Best's Review/Preview - Property/Casualty" - January 2007 Edition). AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company's ability to consistently outperform the industry's underwriting results. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

Generally, financial data is reported in accordance with generally accepted accounting principles ("GAAP") for shareholder and other investment purposes and reported on a statutory basis for insurance regulatory purposes. In general, statutory accounting results in lower capital and surplus and lower net earnings than result from application of GAAP. Major differences include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; reporting investment-grade bonds and redeemable preferred stocks at amortized cost rather than fair value; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liabilities; and charging to surplus certain assets, such as furniture and fixtures and agents' balances over 90 days old.

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

The following table shows the performance of AFG's property and casualty insurance operations (dollars in millions):

	2006	2005	2004

Gross written premiums (a)	$3,921	$3,640	$3,646
Ceded reinsurance (a)	(1,263)	(1,192)	(1,417)
Net written premiums	$2,658	$2,448	$2,229

Net earned premiums	$2,563	$2,366	$2,110
Loss and LAE	1,480	1,510	1,416
Asbestos, environmental and other
mass tort charge	-	179	-
Underwriting expenses	765	652	582
Underwriting gain	$ 318	$ 25	$ 112

GAAP ratios:
Loss and LAE ratio	57.7%	71.4%	67.2%
Underwriting expense ratio	29.9	27.6	27.6
Combined ratio (b)	87.6%	99.0%	94.8%

Statutory ratios:
Loss and LAE ratio	58.7%	74.7%	68.5%
Underwriting expense ratio	29.9	27.9	27.8
Combined ratio (b)	88.6%	102.6%	96.3%

Industry statutory combined ratio (c)
All lines	93.3%	100.8%	98.5%
Commercial lines	94.3%	99.7%	100.2%

(a)

Excludes the following premiums that were written under special arrangements on behalf of, and fully reinsured to, a former subsidiary (following its sale in 2003) and the purchaser of the Japanese division (sold in 2001): 2006 - $13 million; 2005 - $59 million; and 2004 - $91 million.

(b)

The combined ratios include 7.6 percentage points for GAAP and 7.7 percentage points for statutory in 2005 related to the strengthening of reserves for asbestos, environmental and other mass tort exposures and 2.2 percentage points for GAAP and 2.3 percentage points for statutory in
2005 and 1.8 percentage points in 2004 related to hurricanes.

(c)	Ratios are derived from "Best's Review/Preview - Property/Casualty" (January 2007 Edition).

As with other property and casualty insurers, AFG's operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, earthquakes, tornadoes, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG's insurance operations from catastrophes, primarily hurricanes and tornadoes, were $22 million in 2006; $60 million in 2005; and $36 million in 2004.

AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal exposures, and the purchase of reinsurance. Due to recent upward revisions in industry models of correlated catastrophe exposure associated with writing both workers' compensation and excess property coverage in California, AFG decided to stop writing most of its earthquake-exposed excess property coverage in California beginning in April 2006. This excess property business had net written premiums of $17 million in 2005. Prior to this action, AFG's excess property exposure to a catastrophic earthquake that industry models indicate could occur once in every 500 years (a "500-year event") was approximately 10% of AFG's shareholders' equity. Once the existing excess property policies expire in 2007, AFG's excess property exposure to a California earthquake 500-year event will be reduced to less than 1% of AFG's equity.

AFG is focused on growth opportunities in what it believes to be more profitable specialty businesses where AFG personnel are experts in particular lines of business or customer groups. The following are examples of such specialty businesses:

Property and Transportation

Inland and Ocean Marine	Provides coverage primarily for builder's risk, contractor's equipment, property, motor truck cargo, marine cargo, boat dealers, marina operators/dealers and excursion vessels.

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

Management believes specialization is the key element to the underwriting success of these business units. Each unit has separate management with significant operating autonomy to oversee the important operational functions of its business such as underwriting, pricing, marketing, policy processing and claims service. These specialty businesses are opportunistic and their premium volume will vary based on prevailing market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets that meet its profitability objectives. For example, in 2006, AFG gained new multi-peril crop premium volume from the 2005 acquisition of Farmers Crop Insurance Alliance and expanded the geographic focus of its property and inland marine operations.

The U.S. geographic distribution of these businesses' statutory direct written premiums in 2006 compared to 2002 is shown below. Amounts exclude business written under special arrangements on behalf of, and fully reinsured to, the purchasers of the divisions sold.

	2006	2002		2006	2002
California	17.8%	21.4%	Pennsylvania	2.5%	2.7%
Texas	8.8	9.9	Ohio	2.4	2.9
Florida	8.8	5.5	Michigan	2.4	2.1
Illinois	5.4	4.3	Georgia	2.3	3.0
New York	4.6	5.7	North Carolina	2.1	*
Oklahoma	2.7	2.8	Indiana	2.0	*
New Jersey	2.7	2.6	Missouri	*	2.0
			Other	35.5	35.1
				100.0%	100.0%

(*) less than 2%, included in "Other"

The following table sets forth a distribution of statutory net written premiums for AFG's specialty insurance businesses by NAIC annual statement line for 2006 compared to 2002.

	2006	2002
Other liability	24.1%	30.1%
Workers' compensation	12.9	16.2
Inland marine	11.1	7.2
Allied lines	8.6	2.5
Auto physical damage	7.9	4.8
Auto liability	7.8	8.7
Commercial multi-peril	7.0	8.6
Fidelity and surety	5.2	5.8
Collateral protection	4.9	5.3
Product liability	4.3	2.7
Ocean marine	2.7	3.7
Other	3.5	4.4
	100.0%	100.0%

For a discussion of the performance of AFG's specialty businesses see Management's Discussion and Analysis - "Results of Operations - Property and Casualty Insurance - Underwriting."

The following table shows independent ratings and 2006 net written premiums (in millions) of AFG's major property and casualty insurance subsidiaries. Such ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining an S&P rating of at least "A-" is important to compete successfully in certain lines of business.

	Ratings		Net Written
Company	AM Best	S&P	Premiums
Great American Pool(*)	A	A	$1,666
Republic Indemnity	A	A	285
Mid-Continent	A	A	321
American Empire Surplus Lines	A	A	115
National Interstate	A	not rated	242
Other			29
			$2,658

(*) The Great American Pool represents Great American Insurance
Company ("GAI") and 10 subsidiaries.

Reinsurance

Consistent with standard practice of most insurance companies, AFG reinsures a portion of its business with other insurance companies and assumes a relatively small amount of business from other insurers. AFG uses reinsurance for two primary purposes: (i) to provide higher limits of coverage than it would otherwise be willing to provide (i.e. large line capacity) and (ii) to protect its business from the impact of catastrophes. The availability and cost of reinsurance are subject to prevailing market conditions, which may affect the volume and profitability of business that is written. AFG is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers generally does not relieve AFG of its liability to its insureds until claims are fully settled.

The commercial marketplace requires large policy limits ($25 million or more) in several of AFG's lines of business, including certain executive and professional liability, umbrella and excess liability, and fidelity and surety coverages. Since these limits exceed management's desired exposure to an individual risk, AFG enters into reinsurance agreements to reduce its net exposure under such policies to an acceptable level. Reinsurance continues to be available for this type of exposure with satisfactory pricing and terms.

AFG has taken steps to limit its exposure to wind and earthquake losses by purchasing catastrophe reinsurance. In addition, AFG purchases catastrophe reinsurance for its workers' compensation businesses. Although market availability at reasonable prices for such reinsurance has become more difficult over the past two years, AFG has been able to obtain reinsurance coverage in adequate amounts at acceptable rates due to management's decision to limit overall exposure to catastrophe losses through individual risk selection (including minimizing coastal exposures) and the Company's limited historical catastrophe losses.

In addition to the large line capacity and catastrophe reinsurance programs discussed above, AFG purchases reinsurance on a line-by-line basis. AFG increased its overall net premium retention by approximately $150 million in 2006 compared to 2004 in order to retain the benefit of certain profitable specialty businesses.

AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade or better S&P ratings or is secured by "funds withheld" or other collateral. Under "funds withheld" arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Excluding Infinity Property and Casualty Corporation, Mitsui Marine and Fire Insurance Company of America and Ohio Casualty Corporation (discussed below), recoverables from the following companies were individually between 5% and 10% of AFG's total reinsurance recoverable (net of payables to reinsurers) at December 31, 2006: Swiss Reinsurance America Corporation, XL Reinsurance America, Inc., Munich Reinsurance America, Inc., Berkley Insurance Company, Everest Reinsurance Company and General Reinsurance Corporation.

During 2004, AFG negotiated commutations (lump-sum cash settlements) totaling $58.3 million with certain of its reinsurance carriers who had experienced deteriorating financial condition. AFG's $28.9 million loss on these commutations represents the differential between the consideration received from the reinsurers and the related reduction of reinsurance recoverable.

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

The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions):

	Retention	Reinsurance
Coverage	Maximum	Coverage(a)
California Workers' Compensation	$ 1.0	$149.0
Other Workers' Compensation	2.0	48.0
Commercial Umbrella	4.0	46.0
Property - General	2.0	28.0
Property - Catastrophe (other than earthquake)	21.2	98.8
Property - Catastrophe (earthquake)	21.2	128.8

(a)	Reinsurance covers substantial portions of losses in excess of retention.
However, in general, losses resulting from terrorism are not covered.

In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation ("FCIC"). The FCIC offers both proportional (or "quota share") and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 20% to 30% of gross written premium with the FCIC. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit sharing provision. AFG currently reinsures 50% of premiums not reinsured by the FCIC in the private market and purchases stop loss protection coverage for the remaining portion of the business.

Included in the Balance Sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were approximately $245 million on paid losses and LAE and $2.3 billion on unpaid losses and LAE at December 31, 2006. These amounts are net of allowances of approximately $20 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2006	2005	2004
Reinsurance ceded	$1,276	$1,251	$1,508
Reinsurance assumed - including
involuntary pools and associations	189	65	62

Reinsurance assumed includes $152 million in 2006 and $20 million in 2005 related to the purchase of the multi-peril crop and crop hail insurance business of Farmers Crop Insurance Alliance, Inc.

In connection with the transfer of a portion of GAI's personal lines business to Infinity in 2003 and the sales of the Japanese division to Mitsui in 2001 and the commercial lines division to Ohio Casualty in 1998, GAI agreed to issue and renew policies related to the businesses transferred until each purchaser received the required approvals and licensing to begin writing business on their own behalf. The Infinity agreement was effective until January 1, 2006. The Mitsui and Ohio Casualty agreements ended at the end of 2003 and in early 2001, respectively. Under these agreements, GAI ceded 100% of these premiums to the respective purchaser. In 2006, 2005, and 2004, premiums (included in the table above) of $13 million, $59 million and $91 million, respectively, were ceded under these agreements. At December 31, 2006, AFG's recoverables from reinsurers included $384 million related to these transactions.

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

The following table presents the development of AFG's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2006. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years, particularly with regard to A&E charges, settlements and reallocations as detailed below. The middle line shows a cumulative deficiency (redundancy), which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. For example, the percentage of the December 31, 2002 reserve liability paid in 2003 includes approximately 20 percentage points for reserves of Infinity at its sale date in February 2003. See Note O - "Insurance - Insurance Reserves" to the Financial Statements for an analysis of changes in AFG's estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Liability for unpaid losses
and loss adjustment expenses:
As originally estimated	$3,404	$3,489	$3,305	$3,224	$3,192	$3,253	$3,400	$2,850	$3,103	$3,548	$3,719
As re-estimated at
December 31, 2006	4,035	4,086	3,624	3,686	3,879	4,028	4,046	3,254	3,275	3,489	N/A

Liability re-estimated:
One year later	100.9%	104.5%	97.8%	98.1%	105.1%	105.2%	104.9%	104.9%	105.8%	98.3%
Two years later	105.9%	104.6%	96.3%	100.1%	105.1%	111.3%	110.3%	113.6%	105.5%
Three years later	105.2%	102.9%	97.4%	99.0%	109.9%	115.2%	118.2%	114.2%
Four years later	103.6%	105.4%	96.0%	102.6%	113.1%	122.1%	119.0%
Five years later	106.9%	105.7%	99.2%	105.7%	119.7%	123.8%
Six years later	107.7%	108.1%	102.0%	112.6%	121.5%
Seven years later	109.8%	110.2%	108.1%	114.3%
Eight years later	111.5%	115.8%	109.7%
Nine years later	117.3%	117.1%
Ten years later	118.5%

Cumulative deficiency
(redundancy) (a)	18.5%	17.1%	9.7%	14.3%	21.5%	23.8%	19.0%	14.2%	5.5%	(1.7%)	N/A

Cumulative paid as of:
One year later	33.8%	41.7%	28.3%	34.8%	38.3%	33.6%	43.1%	27.7%	25.8%	24.0%
Two years later	58.0%	56.6%	51.7%	52.7%	52.2%	62.9%	62.1%	47.3%	41.4%
Three years later	66.7%	70.8%	62.4%	60.0%	71.4%	76.3%	74.1%	59.9%
Four years later	77.3%	78.6%	65.6%	72.5%	81.6%	84.9%	81.8%
Five years later	82.8%	81.1%	73.9%	80.6%	87.5%	90.7%
Six years later	84.6%	86.9%	80.8%	84.6%	91.9%
Seven years later	89.6%	92.8%	83.8%	88.1%
Eight years later	95.1%	95.0%	86.7%
Nine years later	97.1%	97.2%
Ten years later	99.1%

(a) Cumulative deficiency (redundancy):
Special A&E charges,
settlements and
reallocations	15.3%	15.0%	9.4%	9.6%	9.7%	6.4%	5.3%	6.3%	5.8%	-
Other	3.2%	2.1%	0.3%	4.7%	11.8%	17.4%	13.7%	7.9%	(0.3%)	(1.7%)
Total	18.5%	17.1%	9.7%	14.3%	21.5%	23.8%	19.0%	14.2%	5.5%	(1.7%)	N/A

The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
As originally estimated:
Net liability shown above	$3,404	$3,489	$3,305	$3,224	$3,192	$3,253	$3,400	$2,850	$3,103	$3,548	$3,719
Add reinsurance
recoverables	720	736	1,468	1,571	1,324	1,525	1,804	2,059	2,234	2,243	2,309
Gross liability	$4,124	$4,225	$4,773	$4,795	$4,516	$4,778	$5,204	$4,909	$5,337	$5,791	$6,028
As re-estimated at
December 31, 2006:
Net liability shown above	$4,035	$4,086	$3,624	$3,686	$3,879	$4,028	$4,046	$3,254	$3,275	$3,489
Add reinsurance
recoverables	1,324	1,422	2,028	2,211	2,117	2,301	2,445	2,598	2,492	2,368
Gross liability	$5,359	$5,508	$5,652	$5,897	$5,996	$6,329	$6,491	$5,852	$5,767	$5,857	N/A

Gross cumulative
deficiency (a)	29.9%	30.4%	18.4%	23.0%	32.8%	32.5%	24.7%	19.2%	8.1%	1.1%	N/A

(a) Gross cumulative deficiency:
Special A&E charges,
settlements and
reallocations	16.3%	16.1%	8.0%	8.0%	8.5%	5.0%	3.9%	4.2%	3.9%	- %
Other	13.6%	14.3%	10.4%	15.0%	24.3%	27.5%	20.8%	15.0%	4.2%	1.1%
Total	29.9%	30.4%	18.4%	23.0%	32.8%	32.5%	24.7%	19.2%	8.1%	1.1%	N/A

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

The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2006 are as follows (in millions):

Liability reported on a SAP basis, net of $202 million
of retroactive reinsurance	$3,697
Reinsurance recoverables, net of allowance	2,309
Other	22

Liability reported on a GAAP basis	$6,028

Asbestos and Environmental Reserves ("A&E")  AFG's property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written in years before 1987. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Item 7 - Management's Discussion and Analysis - "Uncertainties - Asbestos and Environmental-related Reserves" and Note M - "Commitments and Contingencies" to the Financial Statements.

AFG has undertaken periodic reviews of its A&E reserves with the aid of an independent actuarial firm and specialty outside counsel. In the third quarter of 2005, AFG completed a comprehensive study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty group. As a result of its study, AFG recorded a pretax charge of $169 million, net of $32 million in reinsurance recoverables. Management expects to conduct such a study every two years with the next study in 2007. For a discussion of the A&E reserve strengthening, see Management's Discussion and Analysis - "Results of Operations - Asbestos and Environmental Reserve Charge."

The following table (in millions) is a progression of A&E reserves.

	2006	2005	2004

Reserves at beginning of year	$461.0	$330.6	$399.9
Incurred losses and LAE	-	169.3	-
Paid losses and LAE	(32.2)	(38.9)	(45.4)
Reserves transferred with sale of a subsidiary	-	-	(49.4)
Reserves not previously classified as A&E	3.5	-	25.5
Reserves at end of year, net of
reinsurance recoverable	432.3	461.0	330.6

Reinsurance recoverable, net of allowance	85.4	79.4	55.9

Gross reserves at end of year	$517.7	$540.4	$386.5

The survival ratio, which is an industry measure of A&E claim reserves, is derived by dividing reserves for A&E exposures by average annual paid losses over the past three years. At December 31, 2006, AFG's survival ratio is approximately 19.5 times paid losses for the asbestos reserves (13.5 times excluding amounts associated with the A.P. Green settlement) and 11.4 times paid losses for total A&E reserves (8.6 times excluding A.P. Green), see Legal Proceedings for a discussion of the A.P. Green settlement. In March 2006, A.M. Best reported its estimate that the property and casualty insurance industry's three year survival ratio for A&E reserves was approximately 7.8 times paid losses at December 31, 2004.

Other Mass Tort Reserves  In addition to A&E claims, AFG faces exposure from other types of mass tort claims including those relating to breast implants, lead, silica, exposure to industrial chemicals, and other latent injuries. Similar to A&E, other mass tort claims are subject to uncertainties that are significantly greater than those presented by other types of claims.

AFG's reserves for other mass torts, net of $3.5 million in reinsurance recoverable, were $15.6 million at December 31, 2006. AFG recorded a pretax charge of $10 million in the third quarter of 2005 to increase its liability for other mass torts. Other mass tort paid losses and LAE were $2.5 million in 2006, $3.6 million in 2005 and $2.4 million in 2004.

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

Annuity and Supplemental Insurance Operations

General

AFG's annuity and supplemental insurance operations are conducted through Great American Financial Resources, Inc. ("GAFRI"), an 81% owned subsidiary. GAFRI's primary insurance subsidiaries include Great American Life Insurance Company ("GALIC"), Annuity Investors Life Insurance Company ("AILIC"), Loyal American Life Insurance Company ("Loyal"), United Teacher Associates Insurance Company ("UTA"), Continental General Insurance Company ("CGIC") and Central Reserve Life Insurance Company ("CRLIC"). These companies market retirement products, primarily fixed, indexed and variable annuities, and various forms of supplemental insurance. All of these companies sell their products through independent producers. In addition, CGIC and CRLIC use captive agents. GAFRI and its subsidiaries employed approximately 1,000 persons at December 31, 2006.

In August 2006, GAFRI acquired Ceres Group, Inc. ("Ceres") for approximately $204 million in cash. Prior to the acquisition, Ceres' two primary insurance subsidiaries, CGIC and CRLIC, sold health and life insurance products through two primary business segments. Its senior segment included Medicare supplement and other senior health, life and annuity products for individuals age 55 and over.

Its medical segment included major medical health insurance for individuals, families, associations and small businesses. In connection with the acquisition, Ceres' insurance subsidiaries entered into reinsurance agreements under which all of Ceres' medical business and half of its in-force senior business were ceded to unaffiliated companies. Following the acquisition, Ceres paid a $60 million return of capital distribution to GAFRI. GAFRI expects the retained Ceres business to generate approximately $150 million in statutory premiums in 2007.

In January 2006, GAFRI acquired the fixed annuity business written by Old Standard Life Insurance Company through a reinsurance transaction resulting in an increase of approximately $280 million in both annuity benefits accumulated and cash and investments.

In January 2006, GAFRI sold its subsidiary, Great American Life Assurance Company of Puerto Rico ("GAPR"), for $37.5 million in cash.

Following is certain information concerning GAFRI's subsidiaries (excluding GAPR)(dollars in millions).
		2006
		Statutory	Policies	AM Best	S&P
Company	Principal Products	Premiums	In Force	Rating	Rating

GALIC	Fixed and indexed annuities	$1,135	395,000	A	A-
AILIC	Fixed and variable annuities	277	93,000	A	A-
UTA	Supplemental insurance	229	206,000	A-	Not rated
Loyal	Supplemental insurance	33	180,000	A	Not rated
CGIC	Supplemental insurance	42	130,000	B++	Not rated
CRLIC	Supplemental insurance	11	32,000	B++	Not rated

GAFRI's statutory premiums over the last three years were as follows (in millions):

	Premiums
	2006	2005	2004

Indexed-annuities	$ 681	$ 78	$ 6
Traditional single premium fixed annuities	335	440	401
403(b) traditional fixed annuities	273	239	255
Variable annuities	87	92	105
Total annuities	1,376	849	767
Supplemental insurance	309	254	229
Life insurance	42	44	47
Total	$1,727	$1,147	$1,043

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

GAFRI's operations could be materially and adversely affected by ratings downgrades. In connection with recent reviews by independent rating agencies, management indicated that it intends to maintain lower ratios of debt to capital than it has in recent years and intends to maintain the capital of its significant insurance subsidiaries at levels currently indicated by the rating agencies as appropriate for the current ratings. Items that could adversely affect capital levels include (i) an extended period of low interest rates and a resulting significant narrowing of annuity "spread" (the difference between earnings received by GAFRI on its investments less amount credited to policyholders' annuity accounts); (ii) investment impairments; (iii) a sustained decrease in the stock market; (iv) adverse mortality or morbidity; (v) changes in capital levels associated with current rating agency requirements; and (vi) higher than planned dividends paid due to liquidity needs of GAFRI's holding companies.

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

Annuity contracts are generally classified as either fixed rate (including indexed) or variable. With a traditional fixed rate annuity, GAFRI seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits. GAFRI accomplishes this by: (i) offering crediting rates that it has the option to change after any initial guarantee period (subject to minimum interest rate guarantees); (ii) designing annuity products that encourage persistency; and (iii) maintaining an appropriate matching of assets and liabilities.

During 2006, GAFRI sold nearly $700 million in indexed annuities, almost nine times the amount sold in 2005. This growth reflects both the success of new products introduced in mid-2005 and agent recruitment. An indexed annuity provides policyholders with a crediting rate tied, in part, to the performance of an existing market index (generally the S&P 500) while protecting against the related downside risk through a guarantee of principal (excluding surrender charges). GAFRI purchases call options designed to offset the effect of the index participation in the liabilities associated with indexed annuities.

In addition to traditional fixed rate and indexed annuities, GAFRI offers variable annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured. Premiums directed to the underlying investment options maintained in separate accounts are invested in funds managed by various independent investment managers. GAFRI earns a fee on amounts deposited into separate accounts. Subject to contractual provisions, policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case GAFRI earns a spread on amounts deposited.

Supplemental Insurance Products

Loyal and UTA offer a variety of supplemental insurance products through independent agents. Principal products include coverage for Medicare supplement, cancer, long-term care, accidental injury, short-term disability and hospital indemnity. CGIC and CRLIC offer Medicare supplement and other supplemental insurance products for individuals age 55 and older through independent agents and a captive agency force.

Although GALIC no longer issues new life insurance policies, it continues to service and receive renewal premiums on its in-force block of approximately 180,000 policies and $30 billion gross ($9 billion net) of life insurance in force at December 31, 2006.

Marketing

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

GAFRI sells its fixed rate annuities primarily through a network of 200 managing general agents ("MGAs") who, in turn, direct approximately 2,800 actively producing independent agents. The top 15 MGAs accounted for approximately one-half of GAFRI's fixed rate annuity premiums in 2006. No one MGA represented more than 10% of total fixed annuity premiums in 2006.

In recent years, GAFRI has offered its variable annuity as an ancillary product solely through its 403(b) and 401(k) sales channels. Nearly one-half of GAFRI's variable annuity sales in 2006 were made through a wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for GAFRI's variable annuity products.

GAFRI is licensed to sell its fixed annuity products in all 50 states; it is licensed to sell its variable products in all states except New York and Vermont. In 2006, no individual state accounted for more than 10% of GAFRI's annuity premiums other than California (14%) and Washington (13%). At December 31, 2006, GAFRI had approximately 385,000 annuity policies in force.

Competition

GAFRI's insurance companies operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders and agents; (v) product design (including interest rates credited, index participation and premium rates charged); (vi) commissions; and (vii) number of school districts in which a company has approval to sell. Since most policies are marketed and distributed through independent agents, the insurance companies must also compete for agents.

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

Sales of annuities, including renewal premiums, are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level and volatility of interest rates, including the shape of the yield curve; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments; (viii) performance and volatility of the equity markets; (ix) media coverage of annuities; (x) regulatory developments regarding suitability and the sales process; and (xi) general economic conditions.

Other Operations

Through subsidiaries, AFG is engaged in a variety of other operations, including commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina), Palm Beach (Sailfish Marina and Resort) and apartments in Louisville, Pittsburgh and Tampa Bay. These operations employed approximately 500 full-time employees at December 31, 2006.

Investment Portfolio

General  A summary of AFG's fixed maturity investments and other stocks is shown in Note D to the financial statements. Portfolio yields are shown below.

	2006	2005	2004

Yield on Fixed Income Securities (a):
Excluding realized gains and losses	5.8%	5.7%	5.7%
Including realized gains and losses	5.6%	5.6%	6.1%

Yield on Stocks (a):
Excluding realized gains and losses	3.0%	3.8%	6.1%
Including realized gains and losses	8.8%	11.9%	72.5%

Yield on Investments (a)(b):
Excluding realized gains and losses	5.7%	5.6%	5.7%
Including realized gains and losses	5.7%	5.8%	7.9%

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
	2006	2005	2004

Total return on AFG's fixed income securities	5.0%	3.4%	6.0%
Lehman Universal Bond Index	5.0%	2.7%	5.0%

Total return on AFG's equity securities	19.1%	5.8%	31.5%
Standard & Poors 500 Index	15.8%	4.9%	10.9%

Fixed Maturity Investments

AFG's bond portfolio is invested primarily in taxable bonds. The National Association of Insurance Commissioners ("NAIC") assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFG's available for sale bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 2006 (dollars in millions).

NAIC		Amortized	Fair Value
Rating	Comparable S&P Rating	Cost	Amount	%

1	AAA, AA, A	$11,558	$11,491	79%
2	BBB	2,240	2,242	15
	Total investment grade	13,798	13,733	94
3	BB	353	356	2
4	B	396	404	3
5	CCC, CC, C	95	96	1
6	D	21	35	*
	Total noninvestment grade	865	891	6
	Total	$14,663	$14,624	100%

(*) less than 1%

AFG invests in bonds and redeemable preferred stocks that have primarily intermediate-term maturities. This practice is designed to allow flexibility in reacting to fluctuations of interest rates.

Equity Investments

At December 31, 2006, AFG held $729 million in stocks, the largest of which represents a $123 million investment in National City Corporation, a Cleveland-based commercial bank. In 2004, AFG received National City shares in the merger of Provident Financial Group and National City and realized a pretax gain of $214 million on the transaction.

Regulation

AFG's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2007 from its insurance subsidiaries without seeking regulatory clearance is approximately $484 million.

Legislation has been proposed to establish a procedure for larger, commercial insurers to be regulated under an optional federal charter. The implications of this proposal on AFG's insurance operations cannot be determined at this time.

In October 2004, the New York State Attorney General brought suit against Marsh and McLennan Companies, Inc. alleging, among other things, that the firm had manipulated the insurance market through specified conduct, including bid rigging and price fixing. The New York State Attorney General also stated that the evidence implicated certain insurance companies, none of which were AFG subsidiaries. Some of the parties identified in these matters have resolved their issues with the Attorney General, and, in addition to paying fines, have agreed to change their business practices with respect to contingent commissions and certain other matters. Regulators in other states commenced investigations of insurance companies concerning the specified practices identified by the New York Attorney General. Insurance subsidiaries of AFG received and responded to inquiries from several states where AFG does business. AFG cannot estimate the scope or breadth of the issues that may be investigated by the various insurance departments, the results, timeframe and impact, if any, that the resolution of these inquiries may have on its business or the property and casualty insurance industry generally.

In response to inquiries from several insurance departments, AFG has engaged in an extensive internal review of its business arrangements with insurance producers. After a significant amount of document review, AFG identified only two policy quotations requested by Marsh & McLennan which may have been used by Marsh in a manner similar to the actions described in the New York Attorney General's complaint against that company. The aggregate premium in the policy quotations was less than $1 million.

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

The specialty insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. AFG's specialty insurance businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. In addition, certain foreign insurers can write business in the U.S. on a tax-advantaged basis and therefore hold a competitive advantage over AFG. AFG also competes with self-insurance plans, captive programs and risk retention groups. Peer companies and major competitors in some or all of AFG's specialty lines include ACE Ltd., American International Group Inc., Arch Capital Group Ltd., Chubb Corp., Cincinnati Financial Corp., CNA Financial Corp., Philadelphia Consolidated Holdings Corp., Ohio Casualty Corp., Markel Corp., Hartford Financial Services Group, HCC Insurance Holdings, Inc., Rural Community Insurance Company, The St. Paul Travelers Companies Inc., W.R. Berkley Corp., XL Capital Ltd., and Zenith National Insurance Corp.

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

As discussed under "Property and Casualty Insurance Operations" and "Annuity and Supplemental Insurance Operations - General," financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company's sales. A downgrade out of the "A" category in AFG's insurers' claims-paying and financial strength ratings could significantly reduce AFG's business volumes, adversely impact AFG's ability to access the capital markets and increase AFG's borrowing costs.

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

AFG's property and casualty insurance subsidiaries record reserve liabilities for the estimated payment of losses and loss adjustment expenses for both reported and unreported claims. Due to the inherent uncertainty of estimating reserves, it has been necessary in the past, and will continue to be necessary in the future, to revise estimated liabilities as reflected in AFG's reserves for claims and related expenses. While AFG recorded favorable development of $59 million in 2006, it recorded charges of $181 million (primarily the A&E charge discussed under Item 7 - "Management's Discussion and Analysis - Uncertainties") in 2005 and $140 million in 2004 to increase reserves relating to prior accident years. The historic development of reserves for losses and loss adjustment expense may not necessarily reflect future trends in the development of these amounts. Accordingly, it is not appropriate to extrapolate redundancies or deficiencies based on historical information. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period in which the deficiency is recognized.

AFG's results could be negatively impacted by severe weather conditions or other catastrophes.

AFG recorded catastrophe losses in 2006 (primarily from tornadoes) and in 2005 and 2004 (primarily due to hurricanes). Catastrophes (some of which are seasonal) can be caused by natural events such as hurricanes, windstorms, tornadoes, hailstorms, severe winter weather, earthquakes, explosions and fire, and by man-made events, such as terrorist attacks and riots. The extent of losses from a catastrophe is a function of the amount of insured exposure in the area affected by the event and the severity of the event. In addition, certain catastrophes could result in both property and non-property claims from the same event. For example, AFG has a correlated catastrophe exposure as a result of writing both workers' compensation and excess property coverage in California. A severe catastrophe or a series of catastrophes could result in losses exceeding AFG's reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

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

AFG's residual value business is heavily impacted by the level of used car prices obtained at auction. A significant decrease in the market value of used automobiles could result in significant losses and may have a material adverse impact on AFG's results of operations or its financial condition.

The inability to obtain reinsurance or to collect on ceded reinsurance could adversely impact AFG's results.

AFG relies on the use of reinsurance to limit the amount of risk it retains. The following amounts of gross property and casualty premiums have been ceded to other insurers: 2006 - $1.3 billion (32%); 2005 - $1.3 billion (34%); and 2004 - $1.5 billion (40%). The availability and cost of reinsurance are subject to prevailing market conditions, which are beyond AFG's control and which may affect

AFG's level of business and profitability. AFG is also subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve AFG of its liability to insureds.

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

AFG's results of operations depend in part on the performance of its invested assets. As of December 31, 2006, 84% of AFG's investment portfolio was invested in fixed maturity securities and 4% in equity securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Fixed Maturity Portfolio."

AFG cannot predict whether and the extent to which industry sectors in which it maintains investments may suffer losses as a result of potential declines in commercial and economic activity, or how any such decline might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected.

Investment returns are an important part of AFG's overall profitability. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact AFG's profitability, financial condition or cash flows.

As a holding company, AFG is dependent on the operations of its insurance company subsidiaries to meet its obligations and pay future dividends.

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

AFG and its subsidiaries are named as defendants in a number of lawsuits. See Item 1 - "Property and Casualty Insurance Operations - Asbestos and Environmental Reserves ("A&E")," Item 3 - "Legal Proceedings," and Item 7 - "Management's Discussion and Analysis - Uncertainties." Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain. AFG is unable to predict the precise nature of the relief that may be sought or granted in any lawsuits or the effect that pending or future cases may have on AFG's business, operations, profitability or financial condition.

Certain shareholders exercise substantial control over AFG's affairs, which may impede a change of control transaction.

Carl H. Lindner is Chairman of the Board of Directors of AFG, and his sons, Carl H. Lindner III and S. Craig Lindner, are each Co-Chief Executive Officers and Directors of AFG. Carl H. Lindner, Carl H. Lindner III and S. Craig Lindner beneficially own 11.2%, 6.9% and 6.8% of AFG's outstanding Common Stock as of February 1, 2007. Another son, Keith E. Lindner, reported in April 2006 that he beneficially owned shares representing 7.7% of AFG's outstanding Common Stock. As a result, certain members of the Lindner family have the ability to exercise significant influence over AFG's management, including over matters requiring shareholder approval.

The price of AFG common stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.

The price of AFG's common stock as listed on the NYSE and Nasdaq Global Select Market constantly changes. During 2005 and 2006, AFG's common stock traded at prices ranging between $18.64 and $36.71. AFG's common stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include but are not limited to:

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

AFG's insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including Great American's and GAFRI's home offices in Cincinnati. A property and casualty insurance subsidiary owns approximately 179,000 square feet of office space on 17.5 acres of land in Richfield, Ohio, approximately half of which it occupies; the remaining space is leased to unaffiliated tenants. GAFRI subsidiaries own a 40,000 square foot office building in Austin, Texas and a 45,000 square foot office building in Mission, Kansas. Most of this space is used by the companies for their operations.

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

AFG's insurance company subsidiaries and its 100%-owned subsidiary, American Premier Underwriters (including its subsidiaries, "American Premier"), are parties to litigation and receive claims asserting alleged injuries and damages from asbestos, environmental and other substances and workplace hazards and have established loss accruals for such potential liabilities. The ultimate loss for these claims may vary materially from amounts currently recorded as the conditions surrounding resolution of these claims continue to change.

American Premier is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on American Premier for hazardous waste or discharge remediation costs at certain railroad sites formerly owned by its predecessor, Penn Central Transportation Company ("PCTC"), and at certain other sites where hazardous waste or discharge allegedly generated by PCTC's railroad operations and American Premier's former manufacturing operations is present. It is difficult to estimate American

Premier's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, American Premier believes that its accruals for potential environmental liabilities are adequate to cover the probable amount of such liabilities, based on American Premier's estimates of remediation costs and related expenses and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to American Premier and are subject to future change as additional information becomes available. In 2004, American Premier reached an agreement on the allocation of environmental clean-up costs at its former railroad site in Paoli, Pennsylvania. The settlement became final and agreed upon amounts were paid in early 2005. American Premier has filed suit seeking reimbursement from others for portions of remediation costs incurred.

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

In 2003, Great American Insurance Company entered into an agreement, which was approved by the bankruptcy court, for the settlement of coverage litigation related to A.P. Green asbestos claims. The settlement is for $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest). The agreement allows up to 10% of the settlement to be paid in AFG Common Stock. The settlement agreement is conditioned upon confirmation of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies. No assurance can be made that all conditions will be met; no payments are required until completion of the process. The Bankruptcy Court has ruled that the Debtors' plan of reorganization will require a resolicitation of votes from silica claimants as a condition of the Court's approval of the plan. The Court has set a further hearing on plan confirmation for March 2007.

PART II

ITEM 5

Market for Registrant's Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.

AFG Common Stock has been listed and traded on the New York Stock Exchange and the Nasdaq Global Select Market under the symbol AFG. In November 2006, AFG's Board of Directors approved a three-for-two common stock split. On December 15, 2006, one additional common share was issued for every two common shares held by shareholders of record on November 30, 2006. A total of 39,724,479 new shares were issued. All share and per share amounts (except the number of shares authorized and the stated value of $1.00 per share) presented in this Annual Report on Form 10-K have been adjusted to reflect the effect of the split for all periods presented. The information presented in the table below represents the high and low sales prices per share reported on the NYSE Composite Tape.

	2006		2005
	High	Low	High	Low

First Quarter	$28.30	$24.70	$21.25	$19.93
Second Quarter	29.70	27.08	22.64	18.64
Third Quarter	32.13	27.15	23.42	21.50
Fourth Quarter	36.71	31.13	26.33	21.38

There were approximately 8,900 shareholders of record of AFG Common Stock at February 1, 2007. In 2006 and 2005, AFG declared and paid quarterly dividends of $.092 and $.083 per share, respectively. In November 2006, AFG announced its intent to increase its annual dividend to $.40 per share of Common Stock, or $.10 per share quarterly. AFG paid its first dividend at that rate in January 2007. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

Under AFG's shareholder-approved Stock Option Plan, 297,274 shares of AFG Common Stock (251,610 at an average price of $34.83 per share in November and 45,664 at an average price of $36.29 per share in December) were tendered in connection with the exercise of stock options for a total of 417,918 shares in the fourth quarter of 2006.

ITEM 6

Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).
	2006	2005	2004	2003	2002
Earnings Statement Data:
Total Revenues	$4,250	$3,984	$3,868	$3,323	$3,709
Operating Earnings Before Income Taxes	698	335	585	296	171
Earnings from Continuing Operations	428	196	366	319	121
Discontinued Operations	25	11	-	(31)	4
Cumulative Effect of Accounting Changes (a)	-	-	(6)	6	(40)
Net Earnings	453	207	360	294	85

Basic Earnings (Loss) Per Common Share:
Earnings from Continuing Operations	$ 3.63	$1.69	$3.31	$3.00	$1.17
Discontinued Operations	.21	.09	-	(.30)	.04
Cumulative Effect of Accounting Change	-	-	(.05)	.06	(.39)
Net Earnings Available to Common Shares	3.84	1.78	3.26	2.76	.82

Diluted Earnings (Loss) Per Common Share:
Earnings from Continuing Operations	$ 3.54	$1.66	$3.26	$2.99	$1.17
Discontinued Operations	.21	.09	-	(.30)	.04
Cumulative Effect of Accounting Change	-	-	(.05)	.06	(.39)
Net Earnings Available to Common Shares	3.75	1.75	3.21	2.75	.82

Cash Dividends Paid Per Share of Common Stock	$ .37	$.33	$.33	$.33	$.33

Ratio of Earnings to Fixed Charges Including
Annuity Benefits (b)	2.62	1.77	2.42	1.68	1.35

Balance Sheet Data:
Total Assets	$25,101	$22,816	$22,560	$20,312	$19,628
Long-term Debt	921	1,000	1,106	1,102	945
Minority Interest	284	261	220	188	471
Shareholders' Equity	2,929	2,458	2,431	2,076	1,726

(a)	Reflects the implementation of required accounting changes.

(b)

Fixed charges are computed on a "total enterprise" basis. For purposes of calculating the ratios, "earnings" have been computed by adding to pretax earnings the fixed charges and the minority interest in earnings of subsidiaries having fixed charges and the undistributed equity in losses of investees. Fixed charges include interest (including interest credited to annuity policyholders' accounts as indicated), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor.

The ratio of earnings to fixed charges excluding interest credited to annuity policyholders' accounts was 9.15, 4.58, 7.02, 3.66 and 2.35 for 2006, 2005, 2004, 2003 and 2002, respectively. Although the ratio of earnings to fixed charges excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, some investors and lenders may not consider interest credited to annuity policyholders' accounts a borrowing cost for an insurance company, and accordingly, believe this ratio is meaningful.

ITEM 7

Management's Discussion and Analysis

of Financial Condition and Results of Operations

____________________________________________________________________________________

INDEX TO MD&A
	Page		Page
General	24	Results of Operations	39
Overview	24	General	39
Critical Accounting Policies	25	Income Items	39
Liquidity and Capital Resources	25	Expense Items	45
Ratios	25	Other Items	46
Parent and Subsidiary Liquidity	26	Recent Accounting Standards	46
Contractual Obligations	27
Off-Balance Sheet Arrangements	27
Investments	28
Uncertainties	30

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

At December 31, 2006, AFG (parent) had over $220 million in cash and securities and no amounts borrowed under its bank line of credit.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses and in the sale of traditional fixed, indexed and variable annuities and a variety of supplemental insurance products.

The property and casualty business is cyclical in nature with periods of high competition resulting in low premium rates, sometimes referred to as a "soft market" or "downcycle" followed by periods of reduced competition and higher premium rates, referred to as a "hard market" or "upcycle." The 1990's were a soft market period; prices started to harden in 2000 and accelerated significantly following the terrorist attacks in 2001. Rate increases for AFG's specialty businesses moderated during the latter part of 2003 and that trend continued during 2004. While AFG's workers' compensation operations experienced significant rate decreases in 2005 and 2006, certain of AFG's other specialty operations experienced higher rate levels. Overall average pricing was flat for 2005 and 2006.

AFG's net earnings for 2006 were $453.4 million ($3.75 per share diluted), a $247 million (119%) improvement over 2005, reflecting improved underwriting results, higher investment income, higher income from the sale of real estate (some of which is reported as discontinued operations) and the effect on 2005 earnings of charges in the annuity and supplemental insurance operations related to changes in actuarial assumptions.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A to the financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and thus impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements make accounting policies critical are as follows:
  the establishment of insurance reserves, especially asbestos and environmental-related reserves, the recoverability of reinsurance,
  the recoverability of deferred acquisition costs,
  the establishment of asbestos and environmental reserves of former non-insurance operations, and the determination of "other-than-temporary" impairment on investments.

See "Liquidity and Capital Resources - Uncertainties" for a discussion of insurance reserves, recoverables from reinsurers, and contingencies related to American Premier's former operations and "Liquidity and Capital Resources - Investments" for a discussion of impairments on investments. Deferred policy acquisition costs ("DPAC") and certain liabilities related to annuities and universal life insurance products are amortized in relation to the present value of expected gross profits on the policies. Assumptions considered in determining expected gross profits involve significant judgment and include management's estimates of assumed interest rates and investment spreads, surrenders, annuitizations, renewal premiums and mortality. Should actual experience require management to change its assumptions regarding the emergence of future revenues and profits (commonly referred to as "unlocking"), a charge or credit would be recorded to adjust DPAC or annuity liabilities to the levels they would have been if the new assumptions had been used from the inception date of each policy.

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions). This ratio has improved from more than 40% at December 31, 2002. Management intends to maintain the ratio of debt to capital at or below 25% and intends to maintain the capital of its significant insurance subsidiaries at or above levels currently indicated by rating agencies as appropriate for the current ratings.

	December 31,
	2006	2005
Consolidated debt	$ 921	$1,000
Total capital (*)	4,160	3,703
Ratio of debt to total capital	22.1%	27.0%

(*) Includes consolidated debt, minority interest and
shareholders' equity (excluding unrealized gains (losses) related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.62 for the year ended December 31, 2006. Excluding annuity benefits, this ratio was 9.15 for 2006. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

The NAIC's model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2006, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements.

Parent and Subsidiary Liquidity

Parent Holding Company Liquidity  Management believes AFG has sufficient resources to meet its liquidity requirements. If funds generated from operations, including dividends and tax payments from subsidiaries, are insufficient to meet fixed charges in any period, AFG would be required to utilize parent company cash and marketable securities ($221 million at December 31, 2006) or to generate cash through borrowings, sales of other assets, or similar transactions.

In March 2006, AFG and GAFRI replaced their existing credit agreements with a five-year revolving credit facility under which they can borrow a combined $500 million. AFG and GAFRI have agreed not to borrow more than $325 million and $200 million, respectively, under the credit facility and AFG has agreed to guarantee amounts borrowed by GAFRI. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating. There were no amounts borrowed under this agreement at December 31, 2006. AFG believes that this credit agreement provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent company.

During 2006 AFG repurchased $43.5 million of its 7-1/8% debentures due 2009 for $45.6 million in cash. During 2005, AFG repurchased $15.6 million of its 7-1/8% Debentures due 2007 and $71.2 million of its 7-1/8% Debentures due 2009 for $92.6 million in cash.

All debentures issued by AFG (and GAFRI) are rated investment grade by three nationally recognized rating agencies. Under a currently effective shelf registration statement, AFG can offer additional equity or debt securities including 3.5 million shares of common stock remaining under an equity distribution agreement with UBS Securities LLC. The shelf registration provides AFG with flexibility to access the capital markets from time to time as market and other conditions permit.

For statutory accounting purposes, equity securities of non-affiliates are generally carried at fair value. At December 31, 2006, AFG's insurance companies owned publicly traded equity securities with a fair value of $729 million. In addition, Great American Insurance Company owns GAFRI and National Interstate Corporation ("NATL") common stock with a fair value of $915 million and a statutory carrying value of $662 million. Decreases in market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group's dividend-paying capability.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary's contribution to amounts due under AFG's consolidated tax return.

Subsidiary Liquidity  As discussed above under "Parent Holding Company Liquidity", in March 2006, AFG and GAFRI replaced their existing credit agreements. In addition, GAFRI can offer approximately $250 million in additional equity or debt securities under a currently effective shelf registration. See Note Q - "Subsequent Event" to the financial statements.

During 2006, GAFRI repurchased $68.5 million of its 6-7/8% Senior Notes due 2008 for $70.8 million in cash. In 2005, GAFRI repurchased $20.8 million of its 8-7/8% preferred securities for $22.6 million in cash.

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

In January 2005, NATL, a majority-owned subsidiary that specializes in property and casualty insurance for the passenger transportation industry, issued 3,350,000 shares of its common stock in an initial public offering. A portion of the $40.4 million of net proceeds from this offering was used to repay NATL's $15 million promissory note to another AFG subsidiary. The remainder was used for other general corporate purposes. At December 31, 2006, AFG owned approximately 53% of NATL's common stock.

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

		Within			More than
	Total	One Year	2-3 Years	4-5 Years	5 Years
Annuity, Life, Accident &
Health Liabilities (a)	$10,871	$1,256	$2,205	$1,997	$5,413
Property and Casualty Unpaid
Losses and Loss Adjustment
Expenses (b)	6,028	2,000	2,100	900	1,028
Long-Term Debt, including
interest	2,078	121	307	77	1,573
Operating Leases	142	31	52	36	23
Total	$19,119	$3,408	$4,664	$3,010	$8,037

(a) Reserve projections include anticipated cash benefit payments only. Projections do not include any impact for future earnings or additional premiums.

(b)  Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $2.3 billion as follows: Within 1 year - $800 million; 2-3 years - $800 million;
     4-5 years - $300 million; and thereafter - $409 million. Actual payments and their timing could differ significantly from these estimates.

The AFG Senior Convertible Notes due in 2033 are included in the above table at the first put date (2008).

As discussed in Note B to the financial statements, AFG will pay additional amounts for its Farmers Crop acquisition based on customer retention. Payments are not expected to exceed $20 million over the next two years. AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2006.

Off-Balance Sheet Arrangements  See Note P - "Additional Information - Financial Instruments with Off-Balance Sheet Risk" to the financial statements.

Investments  AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

Nearly two-thirds of AFG's consolidated assets are invested in marketable securities. AFG's investment portfolio at December 31, 2006, contained $14.6 billion in "Fixed maturities" classified as available for sale and $729 million in "Other stocks", all carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity on an after tax basis. At December 31, 2006, AFG had pretax net unrealized losses of $38.7 million on fixed maturities and net unrealized gains of $123 million on other stocks.

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2006, the average life of AFG's fixed maturities was about six years.

Approximately 94% of the fixed maturities held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 2006. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

Investments in mortgage backed securities ("MBSs") represented 30% of AFG's fixed maturities at December 31, 2006. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Substantially all of AFG's MBSs are rated "AAA" at December 31, 2006.

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at December 31, 2006, is shown in the following table (dollars in millions). Approximately $147 million of available for sale "Fixed maturities" had no unrealized gains or losses at December 31, 2006.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for sale Fixed Maturities
Fair value of securities	$5,157	$9,320
Amortized cost of securities	$5,017	$9,499
Gross unrealized gain (loss)	$ 140	($ 179)
Fair value as % of amortized cost	103%	98%
Number of security positions	1,252	1,493
Number individually exceeding
$2 million gain or loss	2	1
Concentration of gains (losses) by
type or industry (exceeding 5% of
unrealized):
Mortgage-backed securities	$ 21.6	($ 69.9)
Banks, savings and credit institutions	16.6	(17.2)
Gas and electric services	15.9	(11.0)
U.S. Government and government agencies	3.0	(16.4)
Air transportation and courier services	11.7	(0.2)
Insurance companies	9.6	(9.7)
State and municipal	7.0	(11.4)
Percentage rated investment grade	90%	97%

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at December 31, 2006, based on their fair values. Asset- backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	with	with
	Unrealized	Unrealized
Maturity	Gains	Losses
One year or less	3%	4%
After one year through five years	28	24
After five years through ten years	41	29
After ten years	11	5
	83	62
Mortgage-backed securities	17	38
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at December 31, 2006

Securities with unrealized gains:
Exceeding $500,000 (60 issues)	$ 668	$ 52	108%
Less than $500,000 (1,192 issues)	4,489	88	102
	$5,157	$140	103%

Securities with unrealized losses:
Exceeding $500,000 (72 issues)	$1,633	($ 58)	97%
Less than $500,000 (1,421 issues)	7,687	(121)	98
	$9,320	($179)	98%

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at December 31, 2006

Investment grade with losses for:
One year or less (454 issues)	$2,794	($ 26)	99%
Greater than one year (964 issues)	6,197	(146)	98
	$8,991	($172)	98%

Non-investment grade with losses for:
One year or less (39 issues)	$ 116	($ 2)	98%
Greater than one year (36 issues)	213	(5)	98
	$ 329	($ 7)	98%

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

Based on its analysis of the factors enumerated above, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability and intent to hold the securities until they mature or recover in value. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG's ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on AFG's liquidity.

AFG realized aggregate losses of $7.6 million during 2006 on $252 million in sales of fixed maturity securities (eight issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2005. These securities were "AAA" rated mortgage-backed securities, three of which increased in fair value by an aggregate of $.7 million and five of which decreased in fair value by an aggregate of $3.0 million from year-end 2005 to the sale date.

Net realized gains (losses) on securities sold and charges for "other than temporary" impairment on securities held were as follows (in millions):

	Net Realized	Charges for
	Gains on Sales	Impairment	Other(a)	Total
2006	$ 51.8	($25.7)	$2.9	$ 29.0
2005	37.2	(16.1)	2.8	23.9
2004	319.9	(16.7)	(1.3)	301.9

(a) Adjustments to reflect the impact of realized gains and losses on the amortization of deferred policy acquisition costs.

Uncertainties  As more fully explained in the following paragraphs, management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and American Premier's contingencies arising out of its former operations.

Property and Casualty Insurance Reserves Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. Determining the liability is a complex process incorporating input from many areas of the company including actuarial, underwriting, pricing, claims and operations management.

The estimates of liabilities for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon: (a) the accumulation of case estimates for losses reported prior to the close of the accounting periods on direct business written ("case reserves"); (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of claims incurred but not reported or "IBNR" (including possible development on known claims); (d) estimates (based on experience) of expense for investigating and adjusting claims; and (e) the current state of law and coverage litigation.

The process used to determine the total reserve for liabilities involves estimating the ultimate incurred losses and LAE, adjusted for amounts already paid on the claims. The IBNR reserve is derived by first estimating the ultimate unpaid reserve liability and subtracting case reserves and LAE.

Management (including Company actuaries) considers items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, the nature and maturity of lines of insurance, general economic trends and the legal environment in determining the Company's best estimate of the ultimate liability. In addition, historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors are analyzed using actuarial reserve development techniques. Weighing all of the factors, the management team determines a single or "point" estimate that it records as its best estimate of the liabilities. Ranges of loss reserves are not developed by Company actuaries. This reserve analysis and review is completed each quarter and for every line of business.

Each quarterly review includes in-depth analysis of over 500 subdivisions of the business, employing multiple actuarial techniques. For each particular subdivision, actuaries use informed, professional judgment to adjust these techniques as necessary to respond to specific conditions in the data or within the business. Some of the standard actuarial methods employed for the quarterly reserve analysis may include (but may not be limited to):

  Case Incurred Development Method
  Paid Development Method
  Projected Claim Count Times Projected Claim Severity
  Bornhuetter-Ferguson Method
  Incremental Paid LAE to Paid Loss Methods

Management believes that each method has particular strengths and weakness and that no single estimation method is most accurate in all situations. When applied to a particular group of claims, the relative strengths and weaknesses of each method can change over time based on the facts and circumstances. Ultimately, the estimation methods chosen are those which management believes produce the most reliable indication for the particular liabilities under review.

The period of time from the occurrence of a loss through the settlement of the liability is referred to as the "tail". Generally, the same actuarial methods are considered for both short-tail and long-tail lines of business because most of them work properly for both. The methods are designed to incorporate the effects of the differing length of time to settle particular claims. For short-tail lines, management tends to give more weight to the Case Incurred and Paid Development methods, although the various methods tend to produce similar results. For long-tail lines, more judgment is involved, and more weight may be given to the Bornhuetter-Ferguson method and the Projected Claim Count times Projected Claim Severity method. Liability claims for long-tail lines are more susceptible to litigation and can be significantly affected by changing contract interpretation and the legal environment. Therefore, the estimation of loss reserves for these classes is more complex and subject to a higher degree of variability.

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

Supplementary statistical information is also reviewed to determine which methods are most appropriate to use or if adjustments are needed to particular methods. Such information includes:

  Open and closed claim counts
  Average case reserves and average incurred on open claims
  Closure rates and statistics related to closed and open claim percentages
  Average closed claim severity
  Ultimate claim severity
  Reported loss ratios
  Projected ultimate loss ratios
  Loss payment patterns

Within each line, results of individual methods are reviewed, supplementary statistical information is analyzed, and all data from underwriting, operating and claim management are considered, in deriving the point estimate of the ultimate liability. This estimate may be the result of one test, or a weighted average of several tests, or a judgmental selection as the management team determines is appropriate.

The following table shows (in millions) the breakdown of AFG's property and casualty reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves).
	Gross Loss Reserves at December 31, 2006
				Total
	Case	IBNR	LAE	Reserve
Statutory Line of Business
Other liability - occurrence	$ 519	$1,444	$ 452	$2,415
Workers' Compensation	711	393	102	1,206
Other liability - claims-made	294	314	168	776
Commercial Auto/Truck Liability/Medical	115	155	59	329
Commercial multiple peril	125	94	98	317
Special property (fire, allied lines,
inland marine, earthquake)	164	86	22	272
Other lines	172	400	134	706
Total Statutory Reserves	2,100	2,886	1,035	6,021

Adjustments for GAAP:
Loss reserve discounting	(20)	-	-	(20)
Reclassify extracontractual reserves	(21)	-	-	(21)
Canadian foreign currency translation	(3)	-	-	(3)
Reserves of foreign operations	17	32	2	51
Total Adjustments for GAAP	(27)	32	2	7

Total GAAP Reserves	$2,073	$2,918	$1,037	$6,028

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system that can eliminate the risk of actual ultimate results differing from such estimates. As shown in footnote (a) to the reserve development table (loss triangle) on page 8, the original estimates of AFG's liability for losses and loss adjustment expenses, net of reinsurance, over the past 10 years have developed through December 31, 2006, to be deficient (for eight years) by as much as 17.4% and redundant (for two years) by as much as 1.7% (excluding the effect of special charges for asbestos, environmental and other mass tort exposures). This development illustrates the historical impact caused by variability in factors considered in estimating its insurance reserves.

Following is a discussion of certain critical variables affecting the estimation of the more significant lines of business (asbestos, environmental and other mass tort liabilities are separately discussed below). Many other variables may also impact ultimate claim costs.

An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. However, future results could vary due to an unexpected change in the underlying cost trends. This unexpected change could arise from a variety of sources including a general increase in economic inflation, inflation from social programs, new medical technologies, or other factors such as those listed below in connection with our largest lines of business. It is not possible to isolate and measure the potential impact of just one of these variables and future cost trends could be partially impacted by several such variables. However, it is reasonable to address the sensitivity of the reserves to potential impact from changes in these variables by measuring the effect of a possible overall 1% change in future cost trends that may be caused by one or more variables. Utilizing the effect of a 1% change in overall cost trends enables changes greater than 1% to be estimated by extrapolation. Each additional 1% change in the cost trend would increase the effect on net earnings by an amount slightly (about 5%) greater than the effect of the previous 1%. For example, if a 1% change in cost trends in a line of business would change net earnings by $20 million, a 2% change would change net earnings by $41 million.

The estimated cumulative impact that a one percent change in cost trends would have on net earnings is shown below (in millions).

Effect of 1%
Change in
Line of business	Cost Trends
Other Liability - Occurrence	$28
Workers Compensation	19
Other Liability - Claims made	10
Commercial Auto/Truck Liability/Medical	4
Commercial Multi-peril	5

The judgments and uncertainties surrounding management's reserve estimation process and the potential for reasonably possible variability in management's most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (in millions) what the impact on AFG's net earnings would be on the more significant lines of business if the December 31, 2006, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.
	5-yr. Average	Net Reserves(**)	Effect on
	Development(*)	December 31, 2006	Net Earnings(**)

Other Liability - Occurrence	2.8%	$936	($26)
Workers' Compensation	1.2%	757	(9)
Other Liability - Claims made	6.5%	483	(31)
Commercial Auto/Truck Liability/
Medical	(1.2%)	212	3
Commercial Multi-peril	3.4%	207	(7)

(*) Net of tax effect.
(**) Excludes asbestos, environmental and other mass tort liabilities.

The following discussion describes key assumptions and important variables that materially affect the estimate of the reserve for loss and loss adjustment expenses of the more significant lines of business and explains what caused them to change from assumptions used in the preceding period.

Other Liability - Occurrence

This long-tail line of business consists of coverages protecting the insured against legal liability resulting from negligence, carelessness, or a failure to act causing property damage or personal injury to others. Some of the important variables affecting estimation of loss reserves for other liability - occurrence include:

  Litigious climate
  Unpredictability of judicial decisions regarding coverage issues
  Magnitude of jury awards
  Outside counsel costs
  Timing of claims reporting

AFG recorded favorable development of $21 million in 2006, $16 million in 2005 and $9 million in 2004 related to its nursing home coverage where both the frequency and severity of claims were lower than previously projected. In addition, favorable development of $15 million was recorded in 2006 in Mid-Continent's general liability business due to claim severity being less than predicted.

AFG recorded adverse loss development of $26 million in 2005 on prior year umbrella and excess liability business as outside counsel costs exceeded expectations and certain judicial decisions and jury awards were worse than expected. In addition, $8 million in adverse development was recorded in 2005 and $11 million in 2004 on a run-off book of casualty business due to the frequency and severity of claims being significantly greater than predicted.

While management applies the actuarial methods mentioned above, more judgment is involved in arriving at the final reserve to be held. For recent accident years, more weight is given to the Bornhuetter-Ferguson method.

Workers' Compensation

This long-tail line of business provides coverage to employees who may be injured in the course of employment. Some of the important variables affecting estimation of loss reserves for workers' compensation include:

  Legislative actions and regulatory interpretations
  Future medical cost inflation
  Timing of claims reporting

AFG's workers' compensation business is written primarily in California. Significant reforms passed by the California state legislature in 2003 and in 2004 reduced employer premiums and set treatment standards for injured workers. AFG recorded favorable prior year loss development of $20 million in 2006 and $24 million in 2005 due primarily to the impact of the legislation on medical claim costs being more favorable than previously anticipated. AFG recorded $22 million in adverse development during 2004 as favorable development from accident years 2002 and 2003 was more than offset by adverse development from 2001 and prior years resulting from claim severity increasing beyond previous expectations due to significantly higher medical cost trends.

While the standard actuarial techniques do reflect expected favorable impacts from the reforms, the magnitude of future cost savings depends on the implementation and interpretation of the reforms throughout the workers' compensation system over the next several years. While management applies the actuarial methods mentioned above, more judgment is involved in arriving at the final reserve to be held. For recent accident years, more weight is given to the methods based on claim count and severity. Management reviewed the frequency, severity and loss and LAE ratios implied by the projections from the standard tests in light of the uncertainties of future cost savings and recent rate actions since the reforms, to determine the appropriate reserve level. Due to the long-tail nature of this business, AFG has been conservative in recognizing the benefits from the reform legislation until a higher percentage of claims have been paid and the ultimate impact of reforms can be determined.

Other Liability - Claims Made

This long-tail line of business consists mostly of directors and officers' liability, and professional liability, mostly for lawyers. Some of the important variables affecting estimation of loss reserves for other liability - claims made include:

  Litigious climate
  The economy
  Variability of stock prices
  Magnitude of jury awards

The general state of the economy and the variability of the stock price of the insured can affect the frequency and severity of shareholder class action suits that trigger coverage under directors' and officers' liability policies. Higher than anticipated claim frequency and severity, including the settlement of a large class action claim, caused adverse development in amounts recorded in prior years for directors' and officers' liability claims of $42 million in 2004.

AFG recorded adverse prior year loss development of $13 million in 2006 and $15 million in 2005 on its legal professional liability business as claim severity continued to be higher than previous underlying assumptions.

While management applies the actuarial methods mentioned above, more judgment is involved in arriving at the final reserve to be held. The selection of tests and methods vary by subdivision of the data within this line. Some businesses within this line use the Paid Development method while others use the Case Incurred Development method and the Bornhuetter-Ferguson method.

Commercial Auto/Truck Liability/Medical

This line of business is a mix of coverage protecting the insured against legal liability for property damage or personal injury to others arising from the operation of commercial motor vehicles. The property damage liability exposure is usually short-tail with relatively quick reporting and settlement of claims. The bodily injury and medical payments exposures are longer-tailed; although the claim reporting is relatively quick, the final settlement can take longer to achieve.

Some of the important variables affecting estimation of loss reserves for Commercial Auto/Truck Liability/Medical are similar to Other Liability - Occurrence and include:

  Magnitude of jury awards
  Unpredictability of judicial decisions regarding coverage issues
  Litigious climate and trends
  Change in frequency of severe accidents
  Health care costs and utilization of medical services by injured parties

AFG recorded $25 million in favorable prior year loss development in 2006 and $10 million in 2005 for this line of business as claim severity was significantly lower than in prior assumptions.

Commercial Multi-Peril

This long-tail line of business consists of two or more coverages protecting the insured from various property and liability risk exposures. The commercial multi-peril line of business includes coverage similar to other liability - occurrence, so in general, variables affecting estimation of loss reserves for commercial multi-peril include those mentioned above for other liability - occurrence. In addition, this line also includes reserves for a run-off book of homebuilders business covering contractors' liability for construction defects. Variables unique to estimating the liabilities for this coverage include:

  Changing legal/regulatory interpretations of coverage
  Statutes of limitations and statutes of repose in filing claims
  Changes in policy forms and endorsements

Over the years, certain portions of the homebuilders business have experienced adverse interpretations of coverage, coupled with certain statutory changes relating to liability, causing higher than expected emergence of claims from older years. AFG recorded adverse prior year loss development of $15 million in 2005 and $30 million in 2004 on its run-off homebuilders business (mostly from exposures in California and Nevada). Management believes that changes in policy forms and endorsements implemented in 1998 will reduce AFG's exposure to such adverse interpretations.

Recoverables from Reinsurers and Availability of Reinsurance  AFG is subject to credit risk with respect to its reinsurers, as reinsurance contracts do not relieve AFG of its liability to policyholders. To mitigate this risk, substantially all reinsurance is ceded to companies with investment grade or better S&P ratings or is secured by "funds withheld" or other collateral.

In 2004, AFG recorded a loss of $28.9 million to commute $87.2 million of reinsurance recoverables with certain of its reinsurers that had experienced deteriorating financial condition. AFG has recorded reserves for doubtful collection of reinsurance recoverables on a case by case and overall basis. These estimates are subject to significant judgment and may vary significantly depending upon the reinsurers continued willingness and ability to pay amounts due.

The availability and cost of reinsurance are subject to prevailing market conditions, which are beyond AFG's control and which may affect AFG's level of business and profitability. Although the cost of certain reinsurance programs may increase, management believes that AFG will be able to maintain adequate reinsurance coverage at acceptable rates without a material adverse effect on AFG's results of operations. AFG's gross and net combined ratios are shown in the table below.

See Item 1 - "Business" - "Property and Casualty Operations - Reinsurance" for more information on AFG's reinsurance programs. For additional information on the effect of reinsurance on AFG's historical results of operations see Note O -

"Insurance - Reinsurance" and the gross loss development table under Item 1 - "Business" - "Property and Casualty Operations - Loss and Loss Adjustment Expense Reserves."

The following table illustrates the effect that purchasing reinsurance has had on AFG's combined ratio over the last three years.

	2006	2005	2004
Before reinsurance (gross)	88.0%	96.4%	96.5%
Effect of reinsurance	(.4)	2.6	(1.7)
Actual (net of reinsurance)	87.6%	99.0%	94.8%

Asbestos and Environmental-related ("A&E") Reserves  Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2006	2005
Asbestos	$345.1	$366.0
Environmental	87.2	95.0
A&E reserves, net of reinsurance recoverable	432.3	461.0
Reinsurance recoverable, net of allowance	85.4	79.4
Gross A&E reserves	$517.7	$540.4

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

Emerging trends, such as those named below, could impact AFG's reserves and payments:

  There is a growing interest at the state level to attempt to legislatively address asbestos liabilities and the manner in which asbestos claims are resolved. These developments are fluid and could result in piecemeal state-by-state solutions.
  The manner by which bankruptcy courts are addressing asbestos liabilities is in flux.
  AFG's insureds may make claims alleging significant non-products exposures.

While management believes that AFG's reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims, the impact of recent bankruptcy filings, and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, how claims are to be allocated among triggered policies and implicated years, and whether claimants who exhibit no signs of illness will be successful in pursuing their claims. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net income by approximately $21 million.

From time to time, AFG has engaged independent firms to work closely with its claims staff to study the A&E reserves of its insurance company subsidiaries. The most recent study was completed in the third quarter of 2005 and resulted in AFG recording a pretax charge of $169 million to increase its A&E reserves. Management expects to conduct such a study every two years with the next study in 2007. For a discussion of the 2005 A&E reserve strengthening, see Management's Discussion and Analysis - "Results of Operations - Asbestos and Environmental Reserve Charge."

In February 2003, Great American Insurance Company entered into an agreement for the settlement of asbestos related coverage litigation under insurance polices issued during the 1970's and 1980's to Bigelow-Liptak Corporation and related companies, subsequently known as A.P. Green Industries, Inc. The settlement is for $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest), all of which was covered by reserves established prior to 2003, and anticipated reinsurance recoverables for this matter. The agreement allows up to 10% of the settlement to be paid in AFG Common Stock. The settlement has received the approval of the bankruptcy court supervising the reorganization of A.P. Green. It remains subject to the confirmation by the bankruptcy court of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies. No assurance can be made that a plan of reorganization will be confirmed; no payments are required until completion of the process. The Bankruptcy Court has ruled that the Debtors' plan of reorganization will require a resolicitation of votes from silica claimants as a condition of the Court's approval of the plan. The Court has set a further hearing on plan confirmation for March, 2007.

AFG tracks its A&E claims by policyholder. The following table shows, by type of claim, the number of policyholders that did not receive any payments in the calendar year separate from policyholders that did receive a payment. Policyholder counts represent policies written by AFG subsidiaries and do not include assumed reinsurance.

	2006	2005	2004
Number of policyholders with no payments:
Asbestos	103	164	179
Environmental	273	313	293
	376	477	472

Number of policyholders with payments:
Asbestos	97	103	90
Environmental	15	19	18
	112	122	108

Total	488	599	580

Amounts paid (net of amounts received from reinsurers) for asbestos and environmental claims, including loss adjustment expenses, were as follows (in millions):

	2006	2005	2004
Asbestos	$24.2	$16.6	$12.2
Environmental	8.0	22.3	33.2
Total	$32.2	$38.9	$45.4

Other Mass Tort Reserves  In connection with the 2005 A&E study, AFG reviewed its reserves for other mass torts. This review resulted in a pretax charge of $10 million. Other mass tort reserves consisted of the following (in millions):

	December 31,
	2006	2005
Reserves, net of reinsurance recoverable	$15.6	$17.8
Reinsurance recoverable, net of allowance	3.5	2.8
Gross reserves	$19.1	$20.6

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

Contingencies related to American Premier's Former Operations  At December 31, 2006, American Premier had liabilities aggregating $76.2 million for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations and certain manufacturing operations disposed of by American Premier and its predecessor. Management expects to conduct a comprehensive review of these liabilities in conjunction with the property and casualty group's A&E study in 2007. For a discussion of the uncertainties in determining American Premier's ultimate liability, see Note M - "Commitments and Contingencies" to the Financial Statements.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 2006

General  The following table shows AFG's net earnings and diluted earnings per share as stated in the Statement of Earnings as well as the after tax effect of other items included in these GAAP measures that are listed below to assist investors in analyzing their impact on the trend in operating results (in millions, except per share amounts):

	2006	2005	2004

Net earnings	$453.4	$206.6	$359.9
After tax income (expense) items included in
net earnings:
Asbestos, environmental and other mass tort charges	-	(121.6)	(33.8)
Gains on sales of New York assets and coal properties	29.0	37.1	-
Unlocking charge and write-off of deferred policy
acquisition costs	-	(15.6)	-
Tax resolution benefit	8.7	-	-
Net earnings (losses) from investee corporations	(2.1)	(5.1)	(3.1)
Realized investment gains	18.6	11.3	192.2
Discontinued operations (a)	25.2	10.5	-
Cumulative effect of accounting changes	-	-	(5.6)

Diluted per share amounts:
Net earnings	$3.75	$1.75	$3.21
Asbestos, environmental and other mass tort charges	-	(1.03)	(.30)
Gains on sales of New York assets and coal properties	.24	.32	-
Unlocking charge and write-off of deferred policy
acquisition costs	-	(.13)	-
Tax resolution benefit	.07	-	-
Investee corporations	(.02)	(.04)	(.03)
Realized investment gains	.16	.10	1.71
Discontinued operations (a)	.21	.09	-
Cumulative effect of accounting changes	-	-	(.05)

(a) Includes after tax gains on sales of discontinued hotel operations of
$25.8 million ($.21 per share) in 2006 and $8.8 million ($.07 per share) in 2005.

Excluding the effects of items shown in the table above, net earnings increased in 2006 and 2005 due primarily to improved property and casualty underwriting results, higher operating earnings in the annuity and supplemental insurance operations and increased investment income.

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

Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses, loss adjustment expenses, underwriting expenses and policyholder dividends to premiums. A combined ratio under 100% is indicative of an underwriting profit. The combined ratio does not reflect investment income, other income or federal income taxes.

While AFG desires and seeks to earn an underwriting profit on all of its business, it is not always possible to do so. As a result, AFG attempts to expand in the most profitable areas and control growth or even reduce its involvement in the least profitable ones.

Over the last several years, AFG has been realigning its property and casualty business mix and focusing on rate adequacy in order to improve its operating profitability. Management has continued to direct capital in order to take advantage of certain specialty market opportunities. Management believes these actions have been successful and that the current mix of specialty businesses positions the Company for solid growth and continued profitability.

AFG's combined ratio has been better than the industry average for twenty of the last twenty-one years and excluding AFG's special A&E charges, for all twenty-one years. Management believes that AFG's insurance operations have performed better than the industry as a result of product line diversification, stringent underwriting discipline, alignment of incentives, and, more recently, a specialty niche focus.

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	2006	2005	2004
Gross Written Premiums (GAAP)
Property and transportation	$1,657	$1,357	$1,337
Specialty casualty	1,426	1,406	1,453
Specialty financial	535	493	468
California workers' compensation	302	382	380
Other	1	2	8
	$3,921	$3,640	$3,646
Net Written Premiums (GAAP)
Property and transportation	$1,036	$ 909	$ 683
Specialty casualty	839	743	740
Specialty financial	424	384	395
California workers' compensation	285	344	339
Other	74	68	72
	$2,658	$2,448	$2,229
Combined Ratios (GAAP)
Property and transportation	82.3%	83.0%	80.7%
Specialty casualty	84.9	91.3	99.8
Specialty financial (a)	110.2	121.3	108.9
California workers' compensation	74.1	70.0	89.5
Total Specialty	87.5	91.2	94.1
Aggregate (including discontinued lines)(b)	87.6%	99.0%	94.8%

(a) Includes 21.5 points in 2006, 28.7 points in 2005 and 16.2 points in 2004 for the effect of losses related to the residual value business.
(b) Includes 7.6 points in 2005 for the effect of strengthening the A&E and other mass tort loss reserves by $179 million.

Gross written premiums for the specialty insurance operations increased 8% and net written premiums increased 9% in 2006 compared to 2005. Significant premium growth from the Property and transportation and Specialty financial groups was partially offset by a decline in the California workers' compensation premiums.

The specialty insurance operations generated an underwriting profit of $322 million in 2006, $115 million higher than in 2005, reflecting premium growth, rate adequacy in most of the businesses, lower catastrophe losses, and the impact of favorable reserve development within the Specialty casualty, Property and transportation and California workers' compensation groups. The 2006 results include $22.2 million (0.9 points) of catastrophe losses compared to $59.7 million (2.5 points) in the 2005 period.

Gross written premiums for the specialty business in 2005 were comparable to 2004, while net written premiums were 10% higher, reflecting the effect of increased premium retention in certain Property and transportation businesses. While certain operations experienced solid volume growth, overall premium levels for the Specialty insurance operations continued to be impacted by the moderating rate environment. Overall average rates for 2005 were about the same as 2004.

The property and casualty specialty insurance operations generated an underwriting profit of $208 million for 2005, substantially higher than 2004. These results included a $45 million charge against the residual value business and

$53 million for hurricane losses offset by strong profitability within the crop insurance operations and favorable reserve development within several operations. Results for 2004 included $37 million for hurricane losses.

Property and transportation net written premiums for 2006 increased 14% over 2005 due primarily to growth in the property and inland marine and transportation operations and new premium volume from the 2005 acquisition of Farmers Crop Insurance Alliance. The growth in net written premiums was less than the gross written premium growth due to the effect of crop reinsurance programs. The 2006 underwriting results benefited from strong underwriting profits in the crop insurance division resulting from higher favorable reserve development and additional profits from the Farmers acquisition. This group's 2006 combined ratio was 82.3%, slightly better than its 2005 results, reflecting excellent profitability and continuing favorable reserve development in nearly all of the business lines and lower catastrophe losses. The 2006 underwriting results include 3.7 points of favorable reserve development and 2.0 points of catastrophe losses compared to 1.6 points of favorable development and 5.4 points of catastrophe losses in 2005.

Gross written premiums for 2005 were slightly higher than in 2004 as new premiums resulting from the acquisition of Farmers Crop Insurance Alliance and solid volume growth in the transportation, inland marine and equine businesses more than offset the effect of lower commodity prices earlier in the year which were used to establish crop insurance coverages and lower volume resulting from competitive pricing within the excess property insurance operations. Net written premiums increased 33% from 2004 reflecting a reduction in reinsurance ceded, principally in the crop insurance and inland marine operations. This group reported a combined ratio of 83.0%, 2.3 points higher than in 2004. While the crop insurance operations achieved strong profitability in 2005, the results were lower than the record profitability recorded in 2004. The transportation, marine and other agricultural operations also generated strong underwriting profits in 2005.

Specialty casualty  net written premiums for 2006 were 13% higher than in 2005 due primarily to volume growth and higher premium retention within several of the group's businesses as well as third quarter 2006 changes to reinsurance agreements within the specialized program business line, which resulted in the recapture of $26 million in premiums previously ceded to reinsurers. This group's combined ratio improved 6.4 points for 2006 compared to 2005. Results for 2006 included about 1.2 points of favorable reserve development whereas the prior year period included 4.0 points of unfavorable reserve development.

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

Specialty financial net written premiums for 2006 increased 10% above the 2005 period reflecting premium growth principally in the financial institutions, lender services and surety and fidelity businesses. The group experienced disappointing results in 2006 resulting from losses within the automobile residual value business ("RVI"), which is in run-off. These losses were primarily attributable to lower than expected proceeds from the sale (at auction) of certain luxury cars and sport utility vehicles. Excluding the effect of the RVI business, this group's combined ratio was 88.7%, as the group's other operations are generating solid underwriting profits.

Gross written premiums grew 5% in 2005 compared to 2004 as a result of volume growth in the profitable fidelity and crime and several other lender services lines. Net written premiums decreased 3% in 2005 from 2004 reflecting the effect of the commutation of a reinsurance agreement in 2004 coupled with an increase in premiums ceded in 2005. A $29.3 million after tax charge was recorded in 2005 in connection with a written offer by the Company to buy out residual value contracts covering a group of leases with one insured financial institution. As a result of our offer, the estimated ultimate losses related to this particular insured party exceeded related unearned premium reserves, and accordingly, a premium deficiency was recognized. Excluding the effect of the RVI business, this group's 2005 combined ratio was 92.6%. Losses from the residual value business were partially offset by strong profitability in the fidelity and crime and financial institutions operations.

California workers' compensation continued to report excellent profitability in 2006. Net written premiums for 2006 were 17% below 2005, reflecting the effect of significantly lower rates, partly offset by new volume growth. This business experienced $20.2 million (6.9 points) of favorable prior year reserve development in 2006 compared to $24.4 million (7.0 points) in 2005. The underwriting results reflect the effects of the California workers' compensation reforms that have resulted in lower workers' compensation costs for employers and lower premium levels. Rate decreases in California, which are responsive to the improving claims environment, averaged about 32% in 2006 and 16% in 2005.

Gross and net written premiums for 2005 were about the same as 2004 as volume growth was offset by lower rates. The combined ratio for 2005 improved 19.5 points from 2004 reflecting the benefit of the improving claims environment resulting from the workers' compensation reforms enacted in California. The 2005 underwriting results included favorable prior year reserve development (discussed above) compared to unfavorable prior year reserve development in 2004 of $21.8 million (6.4 points).

Asbestos and Environmental Reserve Charge  AFG has undertaken periodic reviews of its asbestos and environmental reserves with the aid of an independent actuarial firm and specialty outside counsel. In 2005, AFG completed a comprehensive study of its A&E exposures relating primarily to the run-off operations of its property and casualty group. As a result of this study, AFG recorded a 2005 third quarter pretax charge of $169 million, net of $32 million in reinsurance recoverables. This charge resulted in an increase in asbestos reserves of $124 million and environmental reserves of $45 million. AFG's A&E reserves were $432 million and $461 million (net of reinsurance recoverables) at December 31, 2006 and 2005, respectively. Management expects to engage an independent actuarial firm to assist in conducting another study in 2007.

The survival ratio is a measure often used by industry analysts to compare A&E reserves strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2006, AFG's three year survival ratio was 19.5 times paid losses for the asbestos reserves and 11.4 times paid losses for the total A&E reserves (13.5 and 8.6 times paid losses, respectively, excluding amounts associated with the 2003 settlement of asbestos related coverage litigation for A.P. Green Industries). In March 2006, A.M. Best reported its estimate that the property and casualty insurance industry's three year survival ratio for A&E reserves was approximately 7.8 times paid losses at December 31, 2004.

The 2005 study reviewed open and closed A&E claims at June 30, 2005. With respect to asbestos, it considered both direct insurance and assumed reinsurance, products and non-products exposure, paid claims history, the pattern of new claims, settlements and projected development. As has been reported by others, the asbestos legal climate remains very difficult to predict. While some progress has been made in state asbestos tort reform, that progress has been somewhat offset by increased claims costs, increased defense costs, the assertion of non-products theories and an increasing number of claims against small to mid-sized insureds.

A primary driver of the increase in AFG's asbestos reserves in 2005 is the use by independent actuaries of evolving methodologies, including developing parameters for estimating loss adjustment expenses and reducing reliance on extrapolation techniques. In addition, the independent actuaries have indicated that their views have evolved regarding estimation of the potential exposure for both products and non-products claims. In the actuaries' view, this refined approach has increased estimates of the Company's indicated ultimate losses. The estimates of industry ultimate losses and AFG's historic premium market share have not changed since the

2001 study. In addition, there has been no significant change in AFG's payment patterns. In the 2005 study, the actuaries also have given additional weight to claims associated with peripheral defendants bringing direct insurance claims. The increase in the number of direct insurance claims from peripheral defendants has increased the projections of future defense cost and loss exposure.

While tort reform is helping in some jurisdictions, the legal climate in many jurisdictions continues to deteriorate, with larger verdict values being experienced. Expanding coverage interpretations by some courts also has led to increased exposure to some policies in certain jurisdictions.

With respect to the environmental claims, the 2005 study considered both direct insurance and assumed reinsurance, projected exposure at both National Priorities List ("NPL") sites and non-NPL sites, historic payment patterns, patterns of new claims, settlements and projected development. The increase in environmental reserves in 2005 is primarily due to an increase in clean up costs at certain sites above prior expectations and a recent unexpected increase in the number of new claims that have been reported to the Company. In addition, projected development on a few claims exceeded estimates in the previous 2001 study.

Other Mass Tort Charge  In connection with the review of A&E reserves in 2005, AFG reviewed its other mass tort exposures and recorded a $10 million pretax charge. AFG's other mass tort reserves were $16 million and $18 million (net of reinsurance recoverables) at December 31, 2006 and 2005, respectively.

Loss development  As shown in Note O - "Insurance - Insurance Reserves," AFG's property and casualty operations recorded favorable loss development of $59 million in 2006 compared to unfavorable development of $181 million in 2005 and $140 million in 2004 related to prior accident years. Major areas of favorable (adverse) development were as follows (in millions):

	2006	2005	2004
Property and transportation	$36	$ 14	($ 16)
Specialty casualty	10	(29)	(75)
Specialty financial	-	(5)	(13)
California workers' compensation	20	24	(22)
Other specialty	(5)	(3)	(2)
	61	1	(128)
Asbestos, environmental and other
mass torts	-	(179)	-

Other	(2)	(3)	(12)
	$59	($181)	($140)

The favorable development in Property and transportation in 2006 and 2005 related primarily to lower than expected claim frequency and severity in specialty commercial automobile and ocean marine products. Also contributing to the favorable development in 2006 was lower than expected claim frequency and severity in the crop business. The improvement in both years was partially offset by continued adverse development on runoff homebuilders' liability business, which was the primary reason for the adverse development in 2004. In 2004, the adverse development was partially offset by favorable development in inland marine and agricultural-related coverages.

The favorable development in Specialty casualty in 2006 was driven by lower than expected frequency and severity in liability products for nursing homes and not-for-profit organizations partially offset by adverse development in professional liability (which mostly covers lawyers) and certain run-off businesses. Professional liability had higher than expected increases in claim severity in 2006 and 2005. The adverse development in 2005 was mainly in the professional liability and runoff casualty businesses partially offset by favorable development in the excess and surplus and not-for-profit businesses. Adverse development in excess casualty runoff impacted 2005 and 2004, reflecting higher frequency and severity of claims related to the 1999 through 2001 accident years. Adverse development in 2004 also includes amounts related to executive liability and the commutation of reinsurance. Adverse executive liability development resulted primarily from increased severity on one claim under a directors' and officers' liability policy, as both settlement and defense costs from a shareholder lawsuit increased beyond estimates.

The adverse development in Specialty financial in 2005 and 2004 related to higher than expected severity on claims from accident years 2000 to 2003.

The favorable development in California workers' compensation in 2006 and 2005 reflects the impact of the workers' compensation reform legislation passed in 2003 and 2004. The adverse development in 2004 reflects the effect of additional information received on individual claims from prior years.

Life, Accident and Health Premiums and Benefits  The $16.3 million decrease in life, accident and health premiums in 2006 reflects the January 2006 sale of GAPR partially offset by the effect of the August 2006 acquisition of Ceres. In addition to these transactions, the increase in life, accident and health benefits for 2006 reflects an increase in loss experience in GAFRI's supplemental insurance business. The Ceres acquisition broadens GAFRI's distribution in both the independent agent and captive agent channels. The increase in life, accident and health premiums and benefits in 2005 reflects the addition of new distribution sources for GAFRI's supplemental insurance products.

Investment Income  Changes in investment income reflect fluctuations in market rates and changes in average invested assets. The increase in investment income for 2006 and 2005 reflects increases of $1.1 billion (7%) and $1.4 billion (10%), respectively, in average cash and investments in each year. AFG's yield on fixed income securities, excluding realized gains, was about 5.8% in 2006, and 5.7% in 2005 and 2004.

Gains (Losses) on Securities  Realized gains for 2006 includes a $23.6 million pretax gain in the first quarter on the sale of AFG's interest in The Cincinnati Reds. In 2004, AFG received common and preferred shares equivalent to 8.1 million common shares of National City Corporation in exchange for its ownership interest in Provident Financial Group and realized a $214.3 million pretax gain on the transaction.

Realized gains (losses) on sales of securities include provisions for other than temporary impairment of securities still held of $25.7 million in 2006, $16.1 million in 2005 and $16.7 million in 2004. Impairment charges for 2006 include $10.3 million to writedown two equity security positions.

Losses on Sales of Subsidiaries  In January 2006, GAFRI completed the sale of its subsidiary, Great American Life Assurance Company of Puerto Rico, for $37.5 million in cash. Results for GAFRI in 2005 included a $3.4 million estimated loss on the sale. Results for 2006 include an additional $463,000 realized loss offsetting a like amount of earnings recorded in 2006 prior to the sale.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments and office buildings; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Earnings as shown below (in millions).

	2006	2005	2004
Other income	$134.9	$136.2	$67.9
Other operating and general expenses	67.1	61.2	51.0
Interest charges on borrowed money	2.7	2.0	2.0
Minority interest expense	3.4	1.4	1.8

Income from real estate operations includes pretax gains of $44.6 million on the sale of New York real estate assets in 2006 and $57.0 million on the sales of coal reserves in 2005. Other income also includes net pretax gains on the sales of other real estate assets of $23.2 million in 2006, $12.0 million in 2005 and $12.7 million in 2004.

Real Estate Operations - Discontinued In June 2006, GAFRI sold Chatham Bars Inn, a resort hotel located on Cape Cod, Massachusetts, for $166 million. After sales expenses, contingencies and the write-off of certain deferred acquisition costs on annuities associated with the gain recognition, GAFRI recognized a pretax gain of approximately $48.7 million. In October 2005, GAFRI sold the Driskill Hotel in Austin, Texas for $53 million. After sale expenses, profit sharing payments and a write-off of DPAC associated with the gain, GAFRI recognized a pretax gain of

$16.5 million. The operating results and gains on the sales of Chatham and Driskill are included in discontinued operations in the Statement of Operations. See Note L - "Discontinued Operations."

Other Income  Other income increased $57.1 million (19%) in 2005 compared to 2004 due primarily to pretax gains of $57.0 million on the coal reserves sales mentioned above under "Real Estate Operations."

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

Annuity benefits for 2006 increased slightly compared to 2005 as the effect of internal growth and the acquisition of Old Standard Life fixed annuity business were offset by the effect of the fourth quarter 2005 "unlocking" charge discussed below, lower average effective crediting rates and the sale of GAPR.

In the fourth quarter of 2006, GAFRI conducted its annual review of the actual results and future assumptions underlying its annuity operations, including assumptions related to future interest rates and persistency. There were no significant adjustments or "unlockings" necessary. In 2005, primarily as a result of the continuing low interest rate environment, GAFRI "unlocked" the actuarial assumptions related to its annuity business in force and recorded a pretax charge of approximately $11.6 million to insurance liabilities related to that business. In 2004, these liabilities were increased by approximately $5 million due to trends in actual experience.

Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and run-off life business deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired. The $8.4 million decrease in annuity and supplemental insurance acquisition expenses for 2006 compared to 2005 reflects the effect of the fourth quarter 2005 DPAC write-offs discussed below and the January 2006 sale of GAPR, partially offset by the Ceres and Old Standard Life acquisitions and other growth in the annuity and supplemental insurance businesses.

As a result of the 2006 annual review of actual results and future assumptions discussed above under "Annuity Benefits," no significant "unlockings" were deemed necessary. In 2005, GAFRI recorded net charges of $4.2 million to annuity and supplemental insurance acquisition expenses primarily related to spread narrowing partially offset by the expected improved future persistency related to GAFRI's annuities, due to the impact of the current interest rate environment. Also in 2005, GAFRI recorded a $13.6 million write-off of DPAC due to an unexpected increase in mortality in GAFRI's run-off life operations. Annuity and supplemental insurance acquisition expenses for 2004 were reduced by $5.1 million related to favorable trends in actual experience.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and run-off life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality experience could lead to further write-offs of DPAC in the future.

Interest on Borrowed Money  Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFG has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

Interest expense decreased $7 million (9%) in 2006 compared to 2005 due primarily to the retirement of debt in 2006 and late 2005.

Interest expense for 2005 decreased $1.6 million compared to 2004 due primarily to the repurchase of subordinated debt due to subsidiary trusts in 2005 and 2004, partially offset by a higher effective interest rate on GAFRI's interest rate swap. See Note A - "Accounting Policies - Derivatives" to the Financial Statements for a discussion of GAFRI's interest rate swap.

Other Operating and General Expenses  Other operating and general expenses for 2006 include $7.3 million in losses on retirement of debt and a $4.2 million goodwill write-off in the annuity and supplemental insurance operations. Other operating and general expenses for 2005 include a $9.5 million pretax charge to increase reserves related to environmental liabilities at GAFRI's former manufacturing operations and $8.0 million in losses on debt retirements.

In 2004, other operating and general expenses include a $52 million charge based on American Premier's settlement of litigation related to environmental clean-up costs at a former railroad site, a $4 million goodwill write-off in the annuity and supplemental insurance operations and $2.2 million in losses on debt retirements. Excluding these items and the above mentioned environmental charge and loss on debt retirements in 2005, other operating and general expenses were about the same in 2005 compared to 2004.

Income Taxes  Income tax expense in 2006 includes an $8.7 million benefit related to the favorable resolution of certain tax issues in the second quarter. See Note J - "Income Taxes" to the Financial Statements for an analysis of items affecting AFG's effective tax rate.

Investee Corporation  Equity in losses of investee includes losses of a manufacturing business that was formerly a subsidiary. Equity in net losses of investee includes $2.1 million in 2006 compared to $1.2 million in 2005 and $3.1 million in 2004 in losses from this business. In addition, equity in net losses of investee for 2005 includes a $3.9 million after tax impairment writedown on this business.

Cumulative Effect of Accounting Changes  In 2004, AFG recorded a $1.8 million charge (after tax and minority interest) resulting from GAFRI's implementation of Statement of Position ("SOP") 03-1. This charge resulted primarily from a change in accounting for persistency bonuses and two-tier annuities. In 2004, AFG recorded a $3.8 million after tax charge resulting from implementation of EITF 03-16. This charge reflects the cumulative effect of changing from the cost method to the equity method of accounting for AFG's investment in a limited liability company. This charge reduced AFG's investment in this entity to zero.

RECENT ACCOUNTING STANDARDS

The following accounting standards are to be implemented by AFG in 2007.

Accounting
Standard	Subject of Standard
SOP 05-1	Accounting for Modifications of Insurance Contracts
FIN 48	Accounting for Uncertainty in Income Taxes

SOP 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts," provides guidance on accounting for deferred policy acquisition costs on certain internal replacements of insurance and investment contracts. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The impact on AFG's financial statements of implementing this standard is not expected to be material. However, future modification or exchanges of annuity and supplemental insurance contracts could result in the write-off of a portion of deferred policy acquisition costs.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") is effective for fiscal years beginning after December 15, 2006. For more information on FIN 48, see Income Taxes in Note A - "Accounting Policies" to the Financial Statements.

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

The following table provides information about AFG's "available for sale" fixed maturity investments at December 31, 2006 and 2005, that are sensitive to interest rate risk. The table shows principal cash flows (in millions) and related weighted average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-backed securities ("MBS") and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

	December 31, 2006			December 31, 2005
	Principal			Principal
	Cash Flows	Rate		Cash Flows	Rate
2007	$ 881	5.4%	2006	$ 670	5.5%
2008	1,176	5.1	2007	717	6.0
2009	1,106	5.2	2008	1,152	5.3
2010	1,389	5.3	2009	1,104	5.3
2011	1,796	5.6	2010	1,762	5.4
Thereafter	8,291	5.8	Thereafter	8,800	5.6

Total	$14,639	5.6%	Total	$14,205	5.6%

Fair Value	$14,624		Fair Value	$14,327

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

								Fair
	First	Second	Third	Fourth	Fifth	Thereafter	Total	Value
2006	$1,016	$1,085	$ 971	$934	$933	$4,518	$9,457	$8,969
2005	907	945	1,013	897	880	3,775	8,417	8,060

At December 31, 2006, the average stated crediting rate on the in-force block of GAFRI's principal fixed annuity products was approximately 3.8%. The current stated crediting rates (excluding bonus interest) on new sales of GAFRI's fixed annuity products generally range from 3.0% to 4.0%. GAFRI estimates that its effective weighted-average crediting rate on its in-force business over the next five years will approximate 3.6%. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

GAFRI's indexed annuities represented nearly 9% of GAFRI's insurance reserves at December 31, 2006. These annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by GAFRI. Under SFAS No. 133, both the index-based component of the annuities and the related call options are considered derivatives and adjusted to fair value through current earnings as annuity benefits. Adjusting these derivatives to fair value had a net effect of less than 1% of annuity benefits in 2006 and 2005.

Long Term Debt  The following table shows scheduled principal payments (in millions) on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter.

	December 31, 2006			December 31, 2005
	Scheduled			Scheduled
	Principal			Principal
	Payments	Rate		Payments	Rate
2007	$ 82.0	7.1%	2006	$ 18.8	6.7%
2008	222.0	4.4	2007	59.9	7.1
2009	184.4	7.1	2008	238.7	4.6
2010	2.9	7.6	2009	204.9	7.1
2011	9.1	10.1	2010	2.1	8.4
Thereafter	404.9	7.2	Thereafter	385.4	7.4

Total	$ 905.3	6.5%	Total	$909.8	6.6%

Fair Value	$1,054.3		Fair Value	$978.5

The AFG Senior Convertible Notes issued in 2003 are included in the above table at the first put date (2008). GAFRI has entered into interest rate swaps, which effectively convert its 6-7/8% fixed-rate Notes due in 2008 (included in the table above) to a floating rate of 3-month LIBOR plus 2.9%. The scheduled principal payments in the December 2005 table above were adjusted to reflect the repurchase of $73.6 million in debt during the first two months of 2006.

On March 1, 2007, GAFRI will redeem all $22 million of its 8-7/8% Subordinated Debentures due January 2027 (included as a scheduled 2007 payment at December 31, 2006, in the table above).

No amounts were borrowed under the AFG or GAFRI bank lines at December 31, 2006 or 2005.

ITEM 8

Financial Statements and Supplementary Data
Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet:
December 31, 2006 and 2005	F-2

Consolidated Statement of Earnings:
Years ended December 31, 2006, 2005, and 2004	F-3

Consolidated Statement of Changes in Shareholders' Equity:
Years ended December 31, 2006, 2005, and 2004	F-4

Consolidated Statement of Cash Flows:
Years ended December 31, 2006, 2005, and 2004	F-5

Notes to Consolidated Financial Statements	F-6

"Selected Quarterly Financial Data" has been included in Note N to the
Consolidated Financial Statements.

Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.

ITEM 9A

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG's internal control over financial reporting during the fourth fiscal quarter of 2006 that materially affected, or are reasonably likely to materially affect, AFG's internal control over financial reporting. Modifications were made in the fourth quarter to controls relating to emergency access by programmers to a subsidiary's information systems and to the quarterly financial statement close process at a subsidiary location. However, the related business processes and procedures did not materially change as a result of the modifications. There have been no significant changes in AFG's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG's principal executive officers and principal financial officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2006, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting AFG's evaluation of the effectiveness of its internal control over financial reporting, AFG has not included Ceres Group, Inc. which was acquired in 2006. This acquisition constituted less than 4% of total assets as of December 31, 2006 and less than 2% of total revenues and net earnings for the year then ended. Refer to Note B to the consolidated financial statements for further discussion of this acquisition.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG's evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2006. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

American Financial Group, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that American Financial Group, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Financial Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Ceres Group, Inc., which is included in the 2006 consolidated financial statements of American Financial Group, Inc. and constituted less than 4% of total assets as of December 31, 2006, and less than 2% of total revenues and net earnings for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company acquired this entity during 2006. Our audit of internal control over financial reporting of American Financial Group, Inc. also did not include an evaluation of the internal control over financial reporting of this acquired entity.

In our opinion, management's assessment that American Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 27, 2007, expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Cincinnati, Ohio
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in connection with implementing new accounting standards, the Company changed its methods of accounting for stock-based compensation in 2006 and for certain nontraditional long duration insurance contracts and separate accounts and for limited liability companies in 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Financial Group, Inc.'s internal control over financial reporting as of December 31, 2006, based upon criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007, expressed an unqualified opinion thereon.

                                          /s/ERNST & YOUNG LLP

Cincinnati, Ohio

February 27, 2007

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Millions)

	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$ 1,329.0	$ 471.8
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $14,663.0 and $14,272.3)	14,624.3	14,326.6
Trading - at fair value	276.4	271.9
Other stocks - at fair value
(cost - $606.4 and $501.5)	729.4	556.7
Policy loans	267.1	258.7
Real estate and other investments	512.8	338.3
Total cash and investments	17,739.0	16,224.0
Recoverables from reinsurers and prepaid
reinsurance premiums	3,625.2	3,263.1
Agents' balances and premiums receivable	599.4	574.9
Deferred policy acquisition costs	1,266.9	1,139.5
Other receivables	425.0	388.1
Variable annuity assets (separate accounts)	700.5	643.5
Prepaid expenses, deferred charges and other assets	577.3	416.0
Goodwill	167.8	166.9

	$25,101.1	$22,816.0

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 6,027.7	$ 5,790.7
Unearned premiums	1,653.9	1,644.0
Annuity benefits accumulated	9,456.7	8,417.3
Life, accident and health reserves	1,414.7	1,088.0
Payables to reinsurers	314.9	298.7
Long-term debt	921.0	999.7
Variable annuity liabilities (separate accounts)	700.5	643.5
Accounts payable, accrued expenses and other
liabilities	1,398.9	1,215.4
Total liabilities	21,888.3	20,097.3

Minority interest	283.9	261.1

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 119,303,928 and 117,101,271 shares outstanding	119.3	117.1
Capital surplus	1,220.5	1,155.6
Retained earnings	1,533.6	1,134.1
Accumulated other comprehensive income, net of tax	55.5	50.8
Total shareholders' equity	2,928.9	2,457.6

	$25,101.1	$22,816.0

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(In Millions, Except Per Share Data)
	Year ended December 31,
	2006	2005	2004
Income:
Property and casualty insurance premiums	$2,563.1	$2,366.5	$2,110.3
Life, accident and health premiums	354.7	371.0	351.4
Investment income	939.1	865.3	800.2
Realized gains (losses) on:
Securities	29.0	23.9	301.9
Subsidiaries	(.5)	(3.4)	-
Other income	364.7	361.1	304.0
	4,250.1	3,984.4	3,867.8

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,480.3	1,689.1	1,416.3
Commissions and other underwriting expenses	764.8	652.4	582.4
Annuity benefits	343.7	341.6	313.6
Life, accident and health benefits	285.6	286.5	264.7
Annuity and supplemental insurance
acquisition expenses	141.8	150.2	115.6
Interest charges on borrowed money	72.5	79.5	81.1
Other operating and general expenses	463.8	450.2	509.1
	3,552.5	3,649.5	3,282.8
Operating earnings before income taxes	697.6	334.9	585.0
Provision for income taxes	235.7	108.3	184.5

Net operating earnings	461.9	226.6	400.5

Minority interest expense	(31.6)	(25.4)	(31.9)
Equity in net losses of investee,
net of tax	(2.1)	(5.1)	(3.1)
Earnings from continuing operations	428.2	196.1	365.5
Discontinued operations, net of tax	25.2	10.5	-
Cumulative effect of accounting changes,
net of tax	-	-	(5.6)

Net Earnings	$ 453.4	$ 206.6	$ 359.9

Basic earnings per Common Share:
Continuing operations	$ 3.63	$1.69	$3.31
Discontinued operations	.21	.09	-
Cumulative effect of accounting changes	-	-	(.05)
Net earnings available to Common Shares	$3.84	$1.78	$3.26

Diluted earnings per Common Share:
Continuing operations	$3.54	$1.66	$3.26
Discontinued operations	.21	.09	-
Cumulative effect of accounting changes	-	-	(.05)
Net earnings available to Common Shares	$3.75	$1.75	$3.21

Average number of Common Shares:
Basic	118.0	115.8	110.4
Diluted	120.5	117.8	112.2

Cash dividends per Common Share	$.37	$.33	$.33

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars In Millions)

				Accumulated
		Common Stock		Other
	Common	and Capital	Retained	Comprehensive
	Shares	Surplus	Earnings	Income	Total

Balance at January 1, 2004	109,584,128	$1,108.8	$ 664.7	$302.6	$2,076.1

Net earnings	-	-	359.9	-	359.9
Other comprehensive income (loss),
net of tax -
Change in unrealized gains on securities	-	-	-	(70.9)	(70.9)
Total comprehensive income					289.0

Dividends on Common Stock	-	-	(36.7)	-	(36.7)
Shares issued:
Public offerings	4,018,500	81.9	-	-	81.9
Exercise of stock options	2,029,047	34.9	-	-	34.9
Dividend reinvestment plan	89,248	1.6	-	-	1.6
Employee stock purchase plan	42,382.8		-	-	.8
Retirement plan contributions	210,485	4.2	-	-	4.2
Deferred compensation distributions	51,327	1.0	-	-	1.0
Directors fees paid in stock	17,499.3		-	-	.3
Shares tendered in option exercises	(1,091,310)	(11.1)	(11.6)	-	(22.7)
Other	-	.1	-	-	.1

Balance at December 31, 2004	114,951,306	$1,222.5	$ 976.3	$231.7	$2,430.5

Net earnings	-	$ -	$ 206.6	$ -	$ 206.6
Other comprehensive income (loss),
net of tax -
Change in unrealized gains on securities	-	-	-	(180.9)	(180.9)
Total comprehensive income					25.7

Dividends on Common Stock	-	-	(38.5)	-	(38.5)
Shares issued:
Exercise of stock options	2,504,152	48.5	-	-	48.5
Dividend reinvestment plan	274,782	5.4	-	-	5.4
Employee stock purchase plan	39,641.9		-	-	.9
Retirement plan contributions	207,774	4.5	-	-	4.5
Deferred compensation distributions	11,061.2		-	-	.2
Directors fees paid in stock	13,980.3		-	-	.3
Shares tendered in option exercises	(901,425)	(9.6)	(10.3)	-	(19.9)
Capital transactions of subsidiaries	-	(8.0)	-	-	(8.0)
Other	-	8.0	-	-	8.0

Balance at December 31, 2005	117,101,271	$1,272.7	$1,134.1	$ 50.8	$2,457.6

Net earnings	-	$ -	$ 453.4	$ -	$ 453.4
Other comprehensive income (loss),
net of tax:
Change in unrealized gains on securities	-	-	-	(.1)	(.1)
Change in foreign currency translation	-	(4.9)	-	4.3	(.6)
Total comprehensive income					452.7

Dividends on Common Stock	-	-	(43.2)	-	(43.2)
Shares issued:
Exercise of stock options	2,421,667	59.4	-	-	59.4
Dividend reinvestment plan	185,211	5.0	-	-	5.0
Employee stock purchase plan	36,802	1.1	-	-	1.1
Deferred compensation distributions	63,162	1.6	-	-	1.6
Directors fees paid in stock	12,780.4		-	-	.4
Shares tendered in option exercises	(515,227)	(6.0)	(10.7)		(16.7)
Stock-based compensation expense	-	7.0	-	-	7.0
Capital transactions of subsidiaries	-	3.6		-	3.6
Cash in lieu of stock-split
fractional shares	(1,738)	(.1)	-	-	(.1)
Other	-	-	-	.5	.5

Balance at December 31, 2006	119,303,928	$1,339.8	$1,533.6	$ 55.5	$2,928.9

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Millions)
	Year ended December 31,
	2006	2005	2004
Operating Activities:
Net earnings	$ 453.4	$ 206.6	$ 359.9
Adjustments:
Cumulative effect of accounting changes	-	-	5.6
Equity in net losses of investees	2.1	5.1	3.1
Minority interest	37.3	28.0	32.4
Depreciation and amortization	167.0	213.0	174.2
Annuity benefits	343.7	341.6	313.6
Realized gains on investing activities	(144.9)	(103.4)	(316.4)
Net purchases/sales of trading securities	(6.8)	14.2	(94.8)
Deferred annuity and life acquisition costs	(171.5)	(128.1)	(120.1)
Decrease (increase) in reinsurance and
other receivables	(45.8)	188.1	(305.6)
Decrease in other assets	36.2	22.2	84.5
Increase in insurance claims and reserves	278.6	564.9	620.8
Increase (decrease) in payable to reinsurers	16.0	(414.8)	105.6
Increase (decrease) in other liabilities	(23.5)	50.1	138.0
Other, net	25.8	34.8	6.9
Net cash provided by operating activities	967.6	1,022.3	1,007.7

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(2,829.2)	(4,134.9)	(5,608.9)
Equity securities	(319.6)	(276.5)	(188.5)
Subsidiaries	(206.5)	(17.5)	(10.4)
Real estate, property and equipment	(72.4)	(79.4)	(56.4)
Maturities and redemptions of fixed maturity
investments	995.4	1,088.0	1,270.3
Sales of:
Fixed maturity investments	1,634.0	1,757.0	3,642.7
Equity securities	270.7	265.8	254.4
Subsidiaries	37.5	1.8	-
Real estate, property and equipment	135.2	126.6	21.5
Increase in securities lending collateral	(158.9)	-	-
Cash and cash equivalents of businesses
acquired or sold, net	201.9	51.2	(72.1)
Decrease (increase) in other investments	(50.5)	(37.9)	.2
Net cash used in investing activities	(362.4)	(1,255.8)	(747.2)

Financing Activities:
Fixed annuity receipts	1,378.2	854.4	686.3
Annuity surrenders, benefits and withdrawals	(1,208.5)	(936.1)	(729.8)
Net transfers from variable annuity assets	25.5	11.4	1.4
Additional long-term borrowings	117.5	29.7	195.4
Reductions of long-term debt	(209.9)	(145.0)	(200.6)
Increase in securities lending obligation	158.9	-	-
Issuances of Common Stock	38.7	25.8	91.5
Subsidiary's issuance of stock in
public offering	-	40.4	-
Cash dividends paid on Common Stock	(38.2)	(33.1)	(35.1)
Other, net	(10.2)	(3.9)	(1.4)
Net cash provided by (used in) financing
activities	252.0	(156.4)	7.7

Net Increase (Decrease) in Cash and Cash Equivalents	857.2	(389.9)	268.2

Cash and cash equivalents at beginning of period	471.8	861.7	593.5

Cash and cash equivalents at end of period	$1,329.0	$ 471.8	$ 861.7

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES

A.	Accounting Policies	I.	Shareholders' Equity
B.	Acquisitions and Sales of Operations	J.	Income Taxes
C.	Segments of Operations	K.	Discontinued Operations
D.	Investments	L.	Equity in Net Losses of Investee
E.	Deferred Policy Acquisition Costs	M.	Commitments and Contingencies
F.	Goodwill	N.	Quarterly Operating Results (unaudited)
G.	Long-Term Debt	O.	Insurance
H.	Minority Interest	P.	Additional Information
		Q.	Subsequent Event (unaudited)

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

  The preparation of the financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

  Stock Split  In November 2006, AFG's Board of Directors approved a three-for-two common stock split. On December 15, 2006, one additional common share was issued for every two common shares held by shareholders of record on November 30, 2006. The total number of authorized shares and the $1.00 stated value per share did not change. All other share and per share amounts presented in the financial statements have been retroactively adjusted to reflect the effect of the split for all periods presented.

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

  Emerging Issues Task Force ("EITF") Issue 03-16, "Accounting for Investments in Limited Liability Companies", under which limited liability companies ("LLCs") are deemed to be the same as limited partnerships for which the equity method of accounting is generally required for ownership levels of "more than 3 to 5 percent", became effective in 2004. The cumulative effect of changing from the cost method to the equity method of accounting for AFG's investment in an LLC is shown separately in the Statement of Earnings.

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

  Reinsurance  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFG's property and casualty insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on paid and unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers includes ceded premiums due to reinsurers as well as ceded premiums retained by AFG's property and casualty insurance subsidiaries under contracts to fund ceded losses as they become due. AFG's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding companies.

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

  Deferred Policy Acquisition Costs ("DPAC")  Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of new business are deferred. For the property and casualty companies, DPAC is limited based upon recoverability without any consideration for anticipated investment income and is charged against income ratably over the terms of the related policies. A premium deficiency is recognized if the sum of expected claims costs, claims adjustment expenses,

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  unamortized acquisition costs and policy maintenance costs exceed the related unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency was greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency and reported with unpaid losses and loss adjustment expenses.

  DPAC related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of expected gross profits on the policies. To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains on marketable securities, a component of "Accumulated Other Comprehensive Income, net of tax" in the shareholders' equity section of the Balance Sheet.

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

  Annuity Benefits Accumulated  Annuity receipts and benefit payments are recorded as increases or decreases in "annuity benefits accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income. In

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  2004, GAFRI implemented Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," by changing its accounting for persistency bonuses and two-tier annuities. The effect of this change ($1.8 million) is included in the cumulative effect of accounting changes in the Statement of Earnings.

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

  Payable to Subsidiary Trusts  Certain subsidiaries own trusts that issued preferred securities and, in turn, purchased a like amount of subordinated debt from their parent company. Interest and principal payments from the parent fund the respective trust obligations. AFG does not consolidate these trusts because they are "variable interest entities" in which AFG is not considered to be the primary beneficiary. Accordingly, the subordinated debt due to the trusts is included in "long-term debt" in the Balance Sheet and the related interest expense is included in "interest charges on borrowed money" in the Statement of Earnings.

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

  FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") is effective for fiscal years beginning after December 15, 2006. FIN 48 sets forth criteria for recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that companies recognize the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure. Management is currently evaluating the impact of adopting this interpretation and anticipates that it will not have a significant impact on AFG's results of operations or financial condition.

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

  Prior to the implementation of SFAS No. 123(R), AFG accounted for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation expense for stock option grants was recognized because options were granted at exercise prices equal to the fair value of the shares at the dates of grant. See Note I - "Shareholders' Equity" for further information on stock options.

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

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes (i) deductions of $1.4 million in 2006 and $.6 million in 2005 from net earnings related to dilution of majority-owned subsidiaries and (ii) the following additions to average shares outstanding representing the dilutive effect of stock-based compensation plans: 2006 - 2.5 million shares; 2005 - 1.9 million shares; and 2004 - 1.8 million shares.

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

  Acquisitions and Sales of Operations

Ceres Group, Inc.  In August 2006, GAFRI acquired Ceres Group, Inc. ("Ceres") for $204.4 million in cash. In connection with the acquisition, Ceres reinsured 100% of its major medical business and 50% of its in-force senior business, which focuses primarily on sales of Medicare supplement and other supplemental insurance products to the senior market. As a result of the reinsurance, Ceres has exited the major medical business. Following the acquisition, Ceres paid a $60 million return of capital distribution to GAFRI. Pro forma results of operations for AFG, assuming the acquisition of Ceres had taken place at the beginning of 2006 would not differ significantly from actual reported results.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Chatham Bars Inn  In June 2006, GAFRI sold a resort hotel located on Cape Cod for $166 million. See Note K - "Discontinued Operations."

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

Great American Life Assurance Company of Puerto Rico  In the fourth quarter of 2005, GAFRI reached an agreement to sell its subsidiary, Great American Life Assurance Company of Puerto Rico ("GAPR"), for $37.5 million in cash and recorded an estimated $3.4 million pretax loss. GAFRI completed the sale in January 2006 and recognized an additional $463,000 loss offsetting a like amount of earnings recorded prior to the sale. GAFRI acquired GAPR in 1997 for approximately $50 million. During 2005, GAFRI received $100 million in dividends from GAPR.

Farmers Crop Insurance Alliance, Inc.  On September 30, 2005, AFG acquired the multi-peril crop insurance and the crop hail insurance business written through Farmers Crop Insurance Alliance, Inc. for $17.5 million in cash. AFG will pay additional amounts of up to 10% of annual premiums through September 2008 based on certain customer retention criteria. Approximately $16.5 million of the initial Farmers Crop purchase price was recorded as intangible renewal rights and is being amortized over an estimated retention period of four years on a straight-line basis. Additional payments totaling $848,000 were made in 2006; any future payments (not expected to exceed $20 million) based on customer retention will also be recorded as intangible renewal rights. There is some uncertainty as to the amount of premiums that ultimately will be retained due to the departure of several Farmers' employees in the months preceding the acquisition. This business generated gross written premiums of approximately $200 million in 2006.

National Interstate Initial Public Offering  An AFG majority-owned subsidiary, National Interstate Corporation ("NATL"), issued 3.4 million of its common shares in a February 2005 initial public offering. NATL used $15 million of the $40.4 million in proceeds to repay a loan to an AFG subsidiary and the balance for general corporate purposes. At December 31, 2006, AFG owned approximately 53% of NATL's common stock compared to 66% prior to the offering.

Transport Insurance Company  In November 2004, AFG completed the sale of Transport Insurance Company. See Note K - "Discontinued Operations."

National Health Annuity Business  In May 2004, GAFRI acquired the fixed annuity business of National Health Insurance Company (over 30,000 policies). This transaction increased both annuity benefits accumulated and cash and investments by approximately $750 million.
  Segments of Operations  AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity and supplemental insurance, and (iii) other, which includes holding company assets and costs.

  AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes inland and ocean marine, agricultural-related business and commercial automobile, (ii) Specialty casualty, which includes executive and professional liability, umbrella and excess liability and excess and surplus, (iii) Specialty financial, which includes fidelity and surety bonds and collateral protection and (iv) California workers' compensation. AFG's annuity and supplemental insurance business markets traditional fixed, indexed and variable annuities and a variety of supplemental insurance products. AFG's reportable segments and their

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  components were determined based primarily upon similar economic characteristics, products and services.

  In 2006, 2005, and 2004, just over 1% of AFG's revenues were derived from the sale of property and casualty insurance in Canada, Mexico and Europe. In 2005 and 2004, just over 2% of AFG's revenues were derived from the sale of life and supplemental health products in Puerto Rico. The Puerto Rico business was sold in January 2006.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  The following tables (in millions) show AFG's assets, revenues and operating earnings before income taxes by significant business segment and sub-segment.

	2006	2005	2004
Assets
Property and casualty insurance (a)	$11,492.7	$10,501.4	$10,182.6
Annuity and supplemental insurance	13,241.8	11,913.6	11,702.5
Other	366.6	401.0	674.4
	$25,101.1	$22,816.0	$22,559.5
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 983.9	$ 857.7	$ 611.3
Specialty casualty	803.9	733.9	717.1
Specialty financial	406.4	363.1	358.3
California workers' compensation	292.1	347.4	338.5
Other	75.1	60.7	71.4
Other lines	1.7	3.7	13.7
	2,563.1	2,366.5	2,110.3
Investment income	324.8	287.6	261.3
Realized gains	31.3	17.3	239.2
Other	196.6	242.3	193.2
	3,115.8	2,913.7	2,804.0
Annuity and supplemental insurance:
Investment income	607.0	574.4	538.0
Life, accident and health premiums	354.7	371.0	351.4
Realized gains (losses)	(1.7)	9.5	59.7
Other	107.4	81.7	71.2
	1,067.4	1,036.6	1,020.3
Other	66.9	34.1	43.5
	$ 4,250.1	$ 3,984.4	$ 3,867.8

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 174.2	$ 145.7	$ 118.5
Specialty casualty	120.9	63.4	1.5
Specialty financial	(41.4)	(77.1)	(32.1)
California workers' compensation	75.8	104.2	35.5
Other (b)	(7.0)	(28.4)	(.5)
Other lines (c)	(4.5)	(182.8)	(11.3)
	318.0	25.0	111.6
Investment income, realized gains
and other	325.4	312.5	452.7
	643.4	337.5	564.3
Annuity and supplemental insurance (d)	108.2	74.5	153.6
Other (e)	(54.0)	(77.1)	(132.9)
	$ 697.6	$ 334.9	$ 585.0

(a) Not allocable to sub-segments.
(b) Includes a charge of $19.9 million for adjustments related to deferred gains on retroactive reinsurance, and $7.0 million in hurricane losses from assumed reinsurance in 2005.
(c) Includes a third quarter 2005 charge of $179.3 million to increase asbestos, environmental and other mass tort reserves.
(d) Includes a third quarter 2005 charge of $9.5 million related to environmental liabilities at GAFRI's former manufacturing operations.
(e) Includes holding company expenses and a third quarter 2004 charge of $52 million resulting from the settlement of litigation.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Investments  Fixed maturities and other stocks classified as available for sale at December 31 consisted of the following (in millions):

	2006				2005
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
United States Government
and government agencies
and authorities	$ 1,041	$ 1,027	$ 3.0	($ 16.4)	$ 1,016	$ 1,013	$ 13.2	($ 17.1)
States, municipalities and
political subdivisions	1,156	1,152	7.0	(11.4)	1,192	1,193	10.7	(10.0)
Foreign government	163	164	2.0	(0.6)	172	174	3.1	(0.5)
Public utilities	1,060	1,065	15.3	(10.5)	1,006	1,029	27.1	(3.9)
Mortgage-backed securities	4,466	4,418	21.6	(70.0)	4,567	4,513	16.2	(70.7)
All other corporate	6,747	6,765	90.0	(70.2)	6,271	6,356	138.9	(54.5)
Redeemable preferred stocks	30	33	1.5	-	48	49	1.9	(0.1)

	$14,663	$14,624	$140.4	($179.1)	$14,272	$14,327	$211.1	($156.8)

Other stocks	$ 606	$ 729	$129.0	($ 6.0)	$ 502	$ 557	$ 73.3	($ 18.1)

The following tables show gross unrealized losses (in millions) on fixed maturities and other stocks by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005.

	Twelve Months or Less			More Than Twelve Months
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost

2006
Fixed maturities:
United States Government
and government agencies
and authorities	($ 2.1)	$ 321	99%	($ 14.4)	$ 540	97%
States, municipalities and
political subdivisions	(0.7)	120	99%	(10.7)	745	99%
Foreign government	-	9	100%	(0.6)	41	99%
Public utilities	(4.7)	284	98%	(5.8)	239	98%
Mortgage-backed securities	(5.3)	778	99%	(64.6)	2,726	98%
All other corporate	(14.6)	1,395	99%	(55.6)	2,119	97%
Redeemable preferred stocks	-	3	98%	-	-	-

	($ 27.4)	$2,910	99%	($151.7)	$6,410	98%

Other stocks	($ 3.7)	$ 57	94%	($ 2.3)	$ 48	95%

2005
Fixed maturities:
United States Government
and government agencies
and authorities	($ 7.1)	$ 390	98%	($ 10.0)	$ 377	97%
States, municipalities and
political subdivisions	(8.0)	721	99%	(2.0)	90	98%
Foreign government	(0.5)	49	99%	-	1	100%
Public utilities	(3.1)	230	99%	(0.8)	30	97%
Mortgage-backed securities	(51.7)	3,186	98%	(19.0)	513	96%
All other corporate	(39.6)	2,204	98%	(14.9)	383	96%
Redeemable preferred stocks	(0.1)	10	99%	-	-	- %

	($110.1)	$6,790	98%	($ 46.7)	$1,394	97%

Other stocks	($ 13.4)	$ 246	95%	($ 4.7)	$ 40	90%

At December 31, 2006, the gross unrealized losses relate to nearly 1,500 securities with no single unrealized loss in excess of $2.4 million. At that date, investment grade securities (as determined by nationally recognized rating agencies) represented about 96% of the total unrealized loss and fair value, respectively. Of the mortgage-backed securities, substantially all of the unrealized losses relate to AAA rated securities. Management believes that AFG will recover its cost basis in the securities having unrealized losses at December 31, 2006 and that AFG has the ability and intent to hold such securities until they recover in value or mature.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below sets forth the scheduled maturities of fixed maturities as of December 31, 2006 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. Mortgage-backed securities had an average life of approximately six years at December 31, 2006.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$ 629	$ 633	4%
After one year through five years	3,700	3,700	26
After five years through ten years	4,826	4,820	33
After ten years	1,042	1,053	7
	10,197	10,206	70
Mortgage-backed securities	4,466	4,418	30
Total	$14,663	$14,624	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

There were no investments (other than U.S. Treasury Notes) that exceeded 10% of Shareholders' Equity at December 31, 2006 or 2005. At December 31, 2006, an AFG subsidiary held collateral of approximately $159 million for securities on loan; fair value of securities lent was approximately $156 million. There were no securities on loan at December 31, 2005.

Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed	Equity	Tax
	Maturities	Securities	Effects	Total

2006
Realized - Continuing operations	($ 27.4)	$ 56.4	($ 10.2)	$ 18.8
Change in Unrealized	(93.0)	67.8	7.6	(17.6)

2005
Realized - Continuing operations	(15.4)	39.3	(6.1)	17.8
Change in Unrealized	(321.9)	(25.9)	120.3	(227.5)

2004
Realized - Continuing operations	49.7	252.2	(105.5)	196.4
Realized - Discontinued operations	2.7	-	(0.9)	1.8
Change in Unrealized	(1.6)	(115.3)	41.1	(75.8)

Gross gains and losses (excluding impairment writedowns) on available for sale fixed maturity investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	2006	2005	2004

Gross Gains	$19.8	$29.6	$91.9
Gross Losses	(35.5)	(33.4)	(23.5)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Unrealized Gain (Loss) on Marketable Securities, Net  In addition to adjusting equity securities and fixed maturity securities classified as "available for sale" to fair value, SFAS 115 requires that certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments had those gains or losses actually been realized. The following table shows the components of the unrealized gain (loss) on marketable securities, and its effect on various balance sheet captions (in millions).

	2006	2005
Increase (decrease) in assets
Fixed maturities - available for sale	($ 38.7)	$54.3
Other stocks	123.0	55.2
Deferred policy acquisition costs	(1.2)	(17.3)
Deferred income taxes (included in other assets)	(29.4)	(31.0)

(Increase) decrease in liabilities and minority interest
Minority interest	(3.5)	(10.0)
Annuity benefits and other liabilities	.5	(.4)
	$ 50.7	$50.8

  Deferred Policy Acquisition Costs  Included in deferred policy acquisition costs in AFG's Balance Sheet are $95.0 million and $54.1 million at December 31, 2006 and 2005, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and supplemental insurance business. The PVFP amounts are net of $70.5 million and $82.5 million of accumulated amortization. The change in PVFP and related accumulated amortization reflects the August 2006 acquisition of Ceres, partially offset by the January 2006 sale of GAPR. Amortization of the PVFP was $9.0 million in 2006, $9.3 million in 2005 and $7.4 million in 2004. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-eighth of the balance at the beginning of each respective year.
  Goodwill  Changes in the carrying value of goodwill during 2005 and 2006, by reporting segment, are presented in the following table (in millions):

	Property and	Annuity and
	Casualty	Supplemental	Total
Balance January 1, 2005	$151.9	$14.0	$165.9
Goodwill from acquisition	-	1.0	1.0
Balance December 31, 2005	151.9	15.0	166.9
Goodwill from acquisitions	-	5.3	5.3
Impairment charge	-	(4.2)	(4.2)
Sale of business	-	(.2)	(.2)
Balance December 31, 2006	$151.9	$15.9	$167.8

The addition to goodwill in 2006 reflects the acquisition of Ceres. GAFRI recorded a goodwill impairment charge of $4.2 million (included in "Other operating and general expenses") during the fourth quarter of 2006 related to an insurance agency subsidiary. A review for impairment was prompted by a decrease in estimated future earnings from this agency. Fair value of the agency was estimated using the present value of expected future cash flows.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Long-Term Debt  Long-term debt. consisted of the following at December 31 (in millions):

	2006	2005
Holding Company:
AFG 7-1/8% Senior Debentures due April 2009,
less discount of $388 and $671
(imputed rate - 7.2%)	$182.9	$226.0
AFG Senior Convertible Notes due June 2033
(imputed rate - 4.0%)	189.7	189.9
AFG 7-1/8% Senior Debentures due February 2034	115.0	115.0
AFG 7-1/8% Senior Debentures due December 2007	59.5	59.5
Other	3.8	3.8

	550.9	594.2
Subsidiaries:
GAFRI 7-1/2% Senior Debentures due November 2033	112.5	112.5
GAFRI 7-1/4% Senior Debentures due January 2034	86.3	86.3
GAFRI 6-7/8% Senior Notes due June 2008	31.5	100.0
Notes payable secured by real estate	67.8	33.1
American Premier Underwriters, Inc. ("American Premier")
10-7/8% Subordinated Notes due May 2011,
including premium of $343 and $404
(imputed rate - 9.6%)	8.1	8.1
Other	6.9	8.5

	313.1	348.5
Payable to Subsidiary Trusts:
GAFRI 8-7/8% Subordinated Debentures due
January 2027	22.0	22.0
GAFRI 7.35% Subordinated Debentures due May 2033	20.0	20.0
National Interstate Variable Rate Subordinated
Debentures due May 2033	15.0	15.0
	57.0	57.0

	$921.0	$999.7

At December 31, 2006, scheduled principal payments on debt for the subsequent five years were as follows: 2007 - $60.8 million, 2008 - $32.2 million, 2009 - $184.4 million, 2010 - $2.9 million and 2011 - $9.1 million.

As shown below (in millions), the majority of AFG's long-term debt is unsecured obligations of the holding company and its subsidiaries:

	2006	2005

Unsecured obligations	$853.2	$966.6
Obligations secured by real estate	67.8	33.1
	$921.0	$999.7

On March 1, 2007, GAFRI will redeem its 8-7/8% Subordinated Debentures due 2027.

During 2006, AFG repurchased $43.5 million of its 7-1/8% Debentures due 2009 for $45.6 million in cash and GAFRI repurchased $68.5 million of its 6-7/8% Notes for $70.8 million in cash. In July 2006, an AFG subsidiary borrowed $42 million under a 6.3% 10-year mortgage loan secured by one of its hotel properties.

During 2005, AFG repurchased $15.6 million of its 7-1/8% Debentures due 2007 and $71.2 million of its 7-1/8% Debentures due 2009 for $92.6 million in cash.

In March 2006, AFG and GAFRI replaced their existing credit agreements with a five-year revolving credit facility under which they can borrow a combined

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

$500 million. AFG and GAFRI have agreed not to borrow more than $325 million and $200 million, respectively, under the credit facility and AFG has agreed to guarantee amounts borrowed by GAFRI. Amounts borrowed bear interest at rates ranging form 0.5% to 1.25% over LIBOR based on AFG's credit rating. No amounts were borrowed under these agreements at December 31, 2006 or 2005.

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

AFG's Senior Convertible Notes were issued at a price of 37.153% of the principal amount due at maturity. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which interest at 4% annually will be accrued and added to the carrying value of the Notes. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at accreted value ranging from $371.53 per Note to $1,000 per Note at maturity. Holders may require AFG to purchase all or a portion of their Notes on five year anniversaries beginning in 2008, at the accreted value. Generally, holders may convert each Note into 17.2524 shares of AFG Common Stock (at $21.53 per share currently) (i) if the average market price of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value ($25.84 per share currently) for a specified period, (ii) if the credit rating of the Notes is significantly lowered, or (iii) if AFG calls the notes for redemption. Based upon the market price of AFG's Common Stock during the fourth quarter of 2006, the Notes are currently convertible through March 31, 2007. AFG has delivered cash in lieu of Common Stock upon conversion of the Notes and intends to continue to do so. Accordingly, shares issuable upon conversion are not treated as dilutive.

Cash interest payments on long-term debt were $61 million in 2006, $73 million in 2005 and $75 million in 2004. Interest expense in the Statement of Earnings includes interest credited on funds held by AFG's insurance subsidiaries under reinsurance contracts and other similar agreements as follows: 2006 -$9.2 million; 2005 - $5.4 million; and 2004 - $5.2 million.
  Minority Interest  Minority interest expense represents the interest of non-controlling investors in the earnings or losses of consolidated subsidiaries. Included in minority interest expense in 2004 is $3.5 million for the interest of minority holders in a collateralized debt obligation that AFG consolidated prior to its liquidation in 2005.
  Shareholders' Equity  In December 2006, AFG completed a three-for-two common stock split. See "Stock Split" in Note A - "Accounting Policies."

AFG sold 4 million shares of its Common Stock through public offerings in the fourth quarter of 2004 at an average price of $20.37 per share, net of commissions and fees. In addition, American Premier sold 2,042,567 previously issued and outstanding AFG common shares that it was holding for the benefit of certain creditors and other claimants pursuant to the 1978 plan of reorganization of its predecessor, The Penn Central Transportation Company. The $41.5 million in proceeds were placed in escrow to be used to settle such claims.

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Stock Incentive Plans  Under AFG's 2005 Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. This plan became effective in the first quarter of 2006.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At December 31, 2006, there were 15 million shares of AFG Common Stock reserved for issuance under AFG's stock incentive plan. Options are granted with an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options expire ten years after the date of grant. Data for stock options issued under AFG's stock incentive plans is presented below:

			Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at January 1, 2006	9,583,986	$18.76

Granted	1,457,193	$27.01
Exercised	(2,421,667)	$21.37
Forfeited/Cancelled	(46,809)	$22.07
Outstanding at December 31, 2006	8,572,703	$19.41	6.0 years	$141.5

Options exercisable at
December 31, 2006	4,604,015	$17.57	4.3 years	$ 84.4

Options and other awards available
for grant at December 31, 2006	6,460,281

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $24.2 million, $12.0 million and $10.2 million, respectively. During 2006, 2005 and 2004, AFG received $35.1 million, $25.1 million and $8.9 million in cash from the exercise of stock options. The total tax benefit related to the exercises was $7.7 million, $3.9 million and $3.3 million, respectively.

AFG uses the Black-Scholes option pricing model to calculate the "fair value" of its option grants. Expected volatility is based on historical volatility over a period equal to the estimated term. AFG began using the SEC's simplified method of calculating expected term with its 2006 grants. The fair value of options granted in 2006, 2005 and 2004 was $6.68 per share, $6.44 per share and $5.95 per share, respectively, based on the following assumptions:

	2006	2005	2004
Expected dividend yield	1.5%	2%	2%
Expected volatility	19%	28%	29%
Expected term (in years)	6.5	8.4	7.5
Risk-free rate	4.6%	4.3%	3.7%

Total compensation expense related to stock incentive plans for 2006 was $10.0 million. Related tax benefits totaled $2.0 million for the year. Included in these totals are $3.0 million for the year in compensation expense and $472,000 for the year in tax benefits related to stock incentive plans of two AFG subsidiaries. As of December 31, 2006, there was a total of $17.6 million of total unrecognized compensation expense related to nonvested stock options granted under AFG's plans. That cost is expected to be recognized over a weighted average of 3.3 years.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table illustrates the effect on net earnings (in millions) and earnings per share for the years ended 2004 and 2005, had compensation cost been recognized and determined based on the "fair values" at grant dates consistent with the method used beginning in 2006.

	2005	2004

Net earnings as reported	$206.6	$359.9
Pro forma stock option expense, net of tax	(7.1)	(6.7)

Adjusted net earnings	$199.5	$353.2

Earnings per share (as reported):
Basic	$1.78	$3.26
Diluted	$1.75	$3.21

Earnings per share (adjusted):
Basic	$1.72	$3.20
Diluted	$1.70	$3.16

Accumulated Other Comprehensive Income, Net of Tax  Comprehensive income is defined as all changes in Shareholders' Equity except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which consists of changes in net unrealized gains or losses on available for sale securities and foreign currency translation. The components of accumulated other comprehensive income (loss) were as follows (in millions):

	Pretax	Foreign				Accumulated
	Net Unrealized	Currency				Other
	Gains (Losses)	Translation		Tax	Minority	Comprehensive
	on Securities	Adjustment	Other (a)	Effects	Interest	Income(Loss)

Balance at January 1, 2004	$506.6			($175.0)	($29.0)	$302.6
Unrealized holding gains on securities
arising during the year	202.9			(70.7)	(12.2)	120.0
Realized gains included in net income	(304.7)			106.6	7.0	(191.1)
Unrealized losses of subsidiary sold	.3			(.1)	-	.2

Balance at December 31, 2004	405.1			(139.2)	(34.2)	231.7
Unrealized holding losses on securities
arising during the year	(289.4)			102.1	22.1	(165.2)
Realized gains included in net income	(23.9)			6.1	2.1	(15.7)

Balance at December 31, 2005	91.8	-	-	(31.0)	(10.0)	50.8
Unrealized holding gains on securities
arising during the year	29.2	-	-	(8.6)	4.8	25.4
Realized gains included in net income	(29.0)	-	-	10.2	.1	(18.7)
Unrealized gains of subsidiary sold	(8.4)	-	-	-	1.6	(6.8)
Foreign currency translation gains	-	4.3	-	-	-	4.3
Other	-	-	.8	(.3)	-	.5

Balance at December 31, 2006	$ 83.6	$ 4.3	$ .8	($ 29.7)	($ 3.5)	$ 55.5

(a) Net unrealized defined benefit pension and other postretirement plan costs.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Income Taxes  The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in millions):

	2006	2005	2004
Earnings (loss) before income taxes:
Operating	$697.6	$334.9	$585.0
Minority interest expense	(31.6)	(25.4)	(31.9)
Equity in net losses of investee	(3.2)	(7.8)	(4.8)
Discontinued operations	41.9	17.4	.2
Accounting changes	-	-	(8.8)

Total	$704.7	$319.1	$539.7

Income taxes at statutory rate	$246.6	$111.7	$188.9
Effect of:
Adjustment to prior year taxes	(8.0)	2.3	(2.6)
Minority interest	13.1	9.8	9.9
Subsidiaries not in AFG's tax return	6.1	5.6	-
Tax exempt interest	(8.6)	(7.9)	(6.3)
Effect of foreign operations	.1	(6.7)	(4.2)
Other	2.0	(2.3)	(5.9)
Total Provision	251.3	112.5	179.8

Amounts applicable to:
Equity in net losses of investee	1.1	2.7	1.7
Discontinued operations	(16.7)	(6.9)	(.2)
Accounting changes	-	-	3.2
Provision for income taxes as shown
on the Statement of Earnings	$235.7	$108.3	$184.5

Total earnings before income taxes include income (losses) subject to tax in foreign jurisdictions of $24.4 million in 2006, ($33.8 million) in 2005 and $26.6 million in 2004.

The total income tax provision (credit) consists of (in millions):

	2006	2005	2004
Current taxes:
Federal	$241.2	$ 66.3	$ 64.0
Foreign	1.2	.8	1.9
State	(.2)	3.0	2.2
Deferred taxes:
Federal	9.1	44.9	112.5
Foreign	-	(2.5)	(.8)

	$251.3	$112.5	$179.8

For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2006 (in millions):

	Expiring	Amount
Operating Loss	2007 - 2010	$ .2
	2011 - 2020	74.0
	2021 - 2025	78.6
Capital Loss	2007 - 2011	2.7
Other - Tax Credits		.1

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31, were as follows (in millions):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$ 53.5	$ 50.5
Capital loss carryforwards	.9	1.1
Insurance claims and reserves	346.9	310.8
Other, net	162.1	179.0
	563.4	541.4
Valuation allowance for deferred
tax assets	(53.2)	(50.0)
	510.2	491.4
Deferred tax liabilities:
Deferred acquisition costs	(338.4)	(334.9)
Investment securities	(46.7)	(23.2)
	(385.1)	(358.1)

Net deferred tax asset	$125.1	$133.3

The gross deferred tax asset has been reduced by a valuation allowance including $50 million related to a portion of AFG's net operating loss carryforwards ("NOL") that is subject to the separate return limitation year ("SRLY") tax rules. A SRLY NOL can be used only by the entity that created it and only in years that the consolidated group has taxable income. The increase in the valuation allowance in 2006 relates to the NOL of an acquired subsidiary. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in the developments on which they are based become known.

The American Jobs Creation Act of 2004 provides a special one-time dividends received deduction on the repatriation of certain foreign earnings. AFG subsidiaries paid $91.8 million in dividends that qualified for this special tax treatment during 2005. Since deferred taxes had previously been accrued on most of these earnings, only $846,000 in additional income tax was recognized in 2005 on the earnings remitted.

Cash payments for income taxes, net of refunds, were $213.6 million, $91.9 million and $55.1 million for 2006, 2005 and 2004, respectively.
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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A summary of the discontinued hotel operations sold follows (in millions):

	2006	2005	2004
Assets:
Investment in real estate	-	$38.5	-

Operations:
Revenue	$ 3.9	$37.3	$38.4

Pretax earnings (loss)	(1.0)	5.4	4.5
Provision (benefit) for income taxes	(.3)	1.8	1.6
Minority interest	.1	(.6)	(.5)
Earnings (loss) from discontinued operations	(.6)	3.0	2.4

Gain on sale, net of tax (*)	25.8	8.8	-
Discontinued operations, net of tax	$25.2	$11.8	$ 2.4

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

Transport's results are reflected as discontinued for all periods presented in the Statement of Earnings. A summary of Transport's discontinued operations follows (in millions):

	2005	2004
Operations:
Revenue	$ -	$5.4

Pretax earnings (loss)	-	(1.5)
Provision (benefit) for income taxes	-	(.6)
Earnings (loss) from discontinued operations	-	(.9)
Loss on sale, net of tax	(1.3)	(1.5)
Discontinued operations	($1.3)	($2.4)

The operations of GAPR (sold in 2006) are not reported as discontinued because they were not material to AFG.
  Equity in Net Losses of Investee  Equity in net earnings (losses) of investees includes AFG's share of the losses from a manufacturing business ($2.1 million in 2006, $1.2 million in 2005 and $3.1 million in 2004). In addition, equity in net earnings (losses) of investee for 2005 includes a $3.9 million after tax impairment writedown related to this business.
  Commitments and Contingencies  In December 2006, AFG subsidiaries recognized a pretax gain of $44.6 million on the sale of certain New York assets, primarily transferable development rights and assets under long-term leases. The buyer of the assets has the right to require AFG to repurchase the assets if a contingency (considered remote by AFG) is not resolved within six months of the sale.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In 2004, American Premier reached an agreement with two other responsible parties on the allocation of environmental clean-up costs at a former railroad site in Paoli, Pennsylvania. Based on the settlement, American Premier recorded a charge (included in "Other operating and general expenses") of $52 million to increase its liabilities for environmental exposures. Although American Premier has been advised by counsel that it should be able to recover a significant amount of these costs from a financially viable third party, no recovery asset has been recorded for its Paoli Yard costs.

At December 31, 2006, American Premier had liabilities for environmental and personal injury claims aggregating $76 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace. Management expects to conduct a comprehensive review of these liabilities in conjunction with the property and casualty group's asbestos and environmental reserve study in 2007.

In the second half of 2005, GAFRI completed an in-depth review of projected costs associated with its former manufacturing operations. Based upon information provided by environmental and other consultants, GAFRI recorded a pretax charge of $9.5 million in the third quarter of 2005. At December 31, 2006, GAFRI had a liability of approximately $13 million for environmental costs and certain other matters associated with the sales of these former operations.

AFG's insurance subsidiaries continue to receive claims related to environmental exposures, asbestos and other mass tort claims. As more fully described in Item 7, establishing reserves for these claims is subject to uncertainties that are significantly greater than those presented by other types of claims. The liability for asbestos and environmental reserves at December 31, 2006 and 2005, respectively, was $518 million and $540 million; related recoverables from reinsurers (net of allowances for doubtful accounts) at those dates were $85 million and $79 million, respectively. The liability for other mass tort reserves at December 31, 2006 and 2005, respectively, was $19 million and $21 million; related recoverables from reinsurers (net of allowances for doubtful accounts) at those dates were $4 million and $3 million, respectively.

While management believes AFG has recorded adequate reserves for the items discussed in this note, the outcome is uncertain and could result in liabilities that may vary from amounts AFG has currently recorded. Such amounts could have a material effect on AFG's future results of operations and financial condition.
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

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  The following are quarterly results of consolidated operations for the two years ended December 31, 2006 (in millions, except per share amounts). Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year

2006
Revenues	$996.1	$995.0	$1,136.5	$1,122.5	$4,250.1
Earnings (loss) from:
Continuing operations	101.9	97.2	93.5	135.6	428.2
Discontinued operations	(0.4)	25.6	-	-	25.2
Net earnings	101.5	122.8	93.5	135.6	453.4

Basic earnings per common share:
Continuing operations	$0.86	$0.83	$0.79	$1.14	$3.63
Discontinued operations	-	0.21	-	-	0.21
Net earnings available to Common Shares	$0.86	$1.04	$0.79	$1.14	$3.84

Diluted earnings per common share:
Continuing operations	$0.85	$0.81	$0.77	$1.11	$3.54
Discontinued operations	-	.21	-	-	0.21
Net earnings available to Common Shares	$0.85	$1.02	$0.77	$1.11	$3.75

Average number of Common Shares:
Basic	117.4	117.8	118.1	118.9	118.0
Diluted	119.4	120.4	120.6	121.6	120.5

2005
Revenues	$926.1	$984.0	$1,075.9	$998.4	$3,984.4
Earnings (loss) from:
Continuing operations	63.0	80.9	(28.7)	80.9	196.1
Discontinued operations	(0.1)	0.7	2.3	7.6	10.5
Net earnings (loss)	62.9	81.6	(26.4)	88.5	206.6

Basic earnings (loss) per common share:
Continuing operations	$0.55	$0.70	($0.25)	$0.69	$1.69
Discontinued operations	-	0.01	0.02	0.07	0.09
Net earnings (loss) available to Common Shares	$0.55	$0.71	($0.23)	$0.76	$1.78

Diluted earnings (loss) per common share:
Continuing operations	$0.54	$0.69	($0.24)	$0.69	$1.66
Discontinued operations	-	0.01	0.02	0.06	0.09
Net earnings (loss) available to Common Shares	$0.54	$0.70	($0.22)	$0.75	$1.75

Average number of Common Shares:
Basic	115.1	115.7	116.0	116.5	115.8
Diluted	116.7	117.3	118.1	118.8	117.8

  Results for the fourth quarter of 2006 include a $44.6 million pretax gain on the sale of certain New York City assets.

  Discontinued operations for the second quarter of 2006 includes a $25.8 million after tax gain from the sale of Chatham Bars Inn, a resort hotel.

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

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  AFG has realized gains (losses) on sales of subsidiaries in recent years (see Note B - "Acquisitions and Sales of Operations"). Realized gains (losses) on securities and subsidiaries amounted to (in millions):

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
2006	$29.8	($ 7.5)	($ 2.5)	$8.7	$28.5
2005	(5.5)	22.1	10.7	(6.8)	20.5

  Insurance  Securities owned by insurance subsidiaries having a carrying value of approximately $1.2 billion at December 31, 2006, were on deposit as required by regulatory authorities.

  Insurance Reserves  The liability for losses and loss adjustment expenses ("LAE") for long-term scheduled payments under certain workers' compensation insurance has been discounted at about 7%, an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2006, has been reduced by $35 million.

  The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions). In 2006, favorable development in specialty property and transportation, specialty casualty and California workers' compensation was slightly offset by unfavorable development in the specialty financial sub-segment. In addition to the asbestos, environmental and other mass tort charge in 2005, adverse development in the specialty casualty sub-segment was offset by positive development in the property and transportation and California workers' compensation sub-segments. Adverse development in 2004 was primarily due to the specialty casualty segment.

	2006	2005	2004

Balance at beginning of period	$3,548	$3,103	$2,850

Provision for losses and LAE occurring
in the current year	1,537	1,490	1,282
Net increase (decrease) in provision for claims
of prior years:
2005 special A&E and other mass tort charge	-	179	-
Other	(59)	2	140
Total losses and LAE incurred (*)	1,478	1,671	1,422
Payments for losses and LAE of:
Current year	(456)	(423)	(377)
Prior years	(852)	(803)	(726)
Total payments	(1,308)	(1,226)	(1,103)

Reserves of businesses acquired (sold)	1	-	(66)
Balance at end of period	3,719	3,548	3,103

Add back reinsurance recoverables, net
of allowance	2,309	2,243	2,234

Gross unpaid losses and LAE included
in the Balance Sheet	$6,028	$5,791	$5,337

(*) Before adjustments for deferred gains on retroactive reinsurance of
$2 million in 2006, $18 million in 2005 and $1 million in 2004.
Includes $7 million in losses of Transport Insurance Company in 2004 which are classified as discontinued operations.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Net Investment Income  The following table shows (in millions) investment income earned and investment expenses incurred by AFG's insurance group.

	2006	2005	2004
Insurance group investment income:
Fixed maturities	$904.5	$842.5	$774.9
Equity securities	16.7	18.6	23.1
Other	4.6	.5	.7
	925.8	861.6	798.7
Insurance group investment expenses (*)	(25.7)	(23.8)	(27.2)

	$900.1	$837.8	$771.5

(*) Included primarily in "Other operating and general expenses" in the
Statement of Earnings.

  Statutory Information  AFG's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

				Policyholders'
	Net Earnings			Surplus
	2006	2005	2004	2006	2005

Property and casualty companies	$475	$178	$390	$2,425	$2,187
Life insurance companies	186	114	122	737	651

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

	2006	2005	2004

Direct premiums written	$3,745	$3,634	$3,675
Reinsurance assumed (*)	189	65	62
Reinsurance ceded	(1,276)	(1,251)	(1,508)

Net written premiums	$2,658	$2,448	$2,229

Direct premiums earned	$3,712	$3,592	$3,643
Reinsurance assumed (*)	211	66	77
Reinsurance ceded	(1,360)	(1,292)	(1,610)

Net earned premiums	$2,563	$2,366	$2,110

Reinsurance recoveries	$ 912	$ 874	$1,203

(*) The increase in reinsurance assumed is due primarily to the
Farmers' crop acquisition.

  GAFRI has reinsured approximately $23 billion in face amount of life insurance (excluding GAPR) as of both December 31, 2006 and 2005. Life premiums ceded (excluding GAPR) were $65 million, $68 million and $86 million for 2006, 2005 and 2004, respectively.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Additional Information  Total rental expense for various leases of office space and equipment was $34 million, $31 million and $35 million for 2006, 2005 and 2004, respectively.

  Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2006, were as follows: 2007 - $31 million; 2008 - $28 million; 2009 - $24 million; 2010 - $19 million; 2011 - $17 million; and $23 million thereafter.

  Other operating and general expenses included charges for possible losses on agents' balances, other receivables and other assets in the following amounts: 2006 - $0.4 million; 2005 - $11.1 million; and 2004 - $15.1 million. Losses and loss adjustment expenses included charges for possible losses on reinsurance recoverables of $12.8 million in 2006, $0.4 million in 2005 and $12.7 million in 2004. The aggregate allowance for all such losses amounted to approximately $39 million and $35 million at December 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG's financial instruments at
December 31.
	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities	$14,901	$14,901	$14,598	$14,598
Other stocks	729	729	557	557

Liabilities:
Annuity benefits accumulated	$ 9,457	$ 8,969	$ 8,417	$ 8,060
Long-term debt	921	1,070	1,000	1,071

Shareholders' Equity	$ 2,929	$ 4,284	$ 2,458	$ 2,991

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

  Financial Instruments with Off-Balance-Sheet Risk  On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2006, AFG and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling up to $67 million.

  Managed Investment Entity  From 1999 to mid-2005, AFG had an investment in, and acted as investment manager for, a collateralized debt obligation ("CDO") of which AFG was determined to be the "primary beneficiary." Accordingly, AFG was required to consolidate this CDO beginning in 2003. Other income includes $0.7 million in 2005 and $23.8 million in 2004 in revenues from this entity; other operating and general expenses includes expenses of $0.8 million in 2005 and $20.2 million in 2004.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  AFG is the investment manager and has investments in five other CDOs with an aggregate carrying value of $24 million at December 31, 2006 (included in fixed maturities), which are not required to be consolidated. These CDOs were formed between 2004 and 2006 and had approximately $2.1 billion in investments at December 31, 2006.

  Restrictions on Transfer of Funds and Assets of Subsidiaries  Payments of dividends, loans and advances by AFG's subsidiaries are subject to various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2007 from its insurance subsidiaries without seeking regulatory clearance is approximately $484 million. Additional amounts of dividends, loans and advances require regulatory approval.

  Benefit Plans  AFG expensed approximately $18 million in 2006 and $20 million in 2005 and $17 million in 2004 for its retirement and employee savings plans.

  Transactions With Affiliates  In 2006, AFG sold to an unrelated party its 29% interest in an aircraft that it had jointly owned with AFG's Chairman and his two brothers. AFG received proceeds of approximately $597,000 and recorded a loss of $117,000 on the sale. Prior to the sale, costs of operating the aircraft were borne proportionately.

  AFG had an obligation for a line of credit to a company that was 100% owned by AFG's Chairman. In 2004, AFG's Chairman assumed AFG's obligation; AFG no longer has any interest or investment in the company.

  In December 2004, AFG's Chairman and one of his brothers purchased 900,000 and 300,000 shares, respectively, of AFG's Common Stock as part of a public offering.

  Subsequent Event (unaudited)  On February 22, 2007, AFG announced that it has proposed that GAFRI (an 81%-owned subsidiary) engage in a merger transaction that would increase AFG's ownership of GAFRI's common stock to 100%. Under the proposed merger transaction, GAFRI would acquire for cash all the outstanding shares not currently held by AFG at a price of $23.50 per share for an aggregate amount of approximately $215 million. The proposed transaction is subject to the negotiation of a merger agreement with GAFRI's special committee of independent directors, and would be subject to customary conditions and regulatory approvals. If an agreement is reached, AFG proposes that GAFRI use excess capital plus borrowings from AFG to fund the transaction and anticipates that it would close in the third quarter of 2007.

PART III

The information required by the following Items will be included in AFG's definitive Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year and is incorporated herein by reference.

ITEM 10	Directors, Executive Officers of the Registrant and Corporate Governance

ITEM 11	Executive Compensation

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

ITEM 14	Principal Accountant Fees and Services

PART IV

ITEM 15

Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:
1. Financial Statements are included in Part II, Item 8.

2. Financial Statement Schedules:
A. Selected Quarterly Financial Data is included in Note N to the Consolidated Financial Statements.

B. Schedules filed herewith for 2006, 2005 and 2004:
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

3. Exhibits - see Exhibit Index on page E-1.

S-1

AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In Millions)

Condensed Balance Sheet
	December 31
	2006	2005
Assets:
Cash and cash equivalents	$ 146.0	$ 20.9
Investment in securities	75.3	141.8
Investment in subsidiaries (a)	3,412.0	2,812.3
Other investments	2.3	34.8
Other assets	12.7	121.3

	$3,648.3	$3,131.1
Liabilities and Shareholders' Equity:
Accounts payable, accrued expenses and other
liabilities	$ 168.5	$ 79.3
Long-term debt	550.9	594.2
Shareholders' equity	2,928.9	2,457.6

	$3,648.3	$3,131.1

(a) Investment in subsidiaries includes intercompany receivables and payables.

Condensed Statement of Earnings
	Year Ended December 31,
	2006	2005	2004
Income:
Dividends from subsidiaries	$531.5	$271.0	$ 65.0
Equity in undistributed earnings
of subsidiaries	249.2	161.9	590.5
Realized gains (losses) on investments	(.9)	(6.3)	3.0
Investment and other income	6.3	2.9	.7
	786.1	429.5	659.2

Costs and Expenses:
Interest charges on intercompany borrowings	39.1	44.2	31.9
Interest charges on other borrowings	35.5	42.4	44.6
Loss on retirement of debt	2.5	6.2	.6
Other operating and general expenses	46.2	35.1	33.8
	123.3	127.9	110.9

Earnings from continuing operations
before income taxes and accounting changes	662.8	301.6	548.3
Provision for income taxes	234.6	105.5	182.8
Earnings from continuing operations	428.2	196.1	365.5

Discontinued operations, net of tax	25.2	10.5	-

Cumulative effect of accounting changes, net of tax	-	-	(5.6)

Net Earnings	$453.4	$206.6	$359.9

S-2

AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

(In Millions)

Condensed Statement of Cash Flows

	Year Ended December 31,
	2006	2005	2004
Operating Activities:
Net earnings	$453.4	$206.6	$359.9
Adjustments:
Cumulative effect of accounting changes	-	-	5.6
Equity in earnings of subsidiaries	(514.4)	(288.1)	(430.0)
Depreciation and amortization	1.6	3.3	3.7
Realized (gains) losses on investing
activities	1.0	6.2	(3.3)
Loss on retirement of debt	2.5	6.2	.6
Change in balances with affiliates	(47.0)	(29.3)	(118.6)
Decrease in other assets	2.0	21.5	148.8
Increase in other liabilities	84.5	8.4	2.9
Dividends from subsidiaries	102.5	90.0	65.0
Other	6.8	4.0	4.0
Net cash provided by operating activities	92.9	28.8	38.6

Investing Activities:
Capital contributions to subsidiaries	(2.5)	(10.4)	(10.1)
Purchases of investments	(1.8)	(4.4)	(1.0)
Sales of investments	62.0	.1	4.9
Maturities and redemptions	21.9	-	-
Other	(0.2)	(.3)	(.3)
Net cash provided by (used in)
investing activities	79.4	(15.0)	(6.5)

Financing Activities:
Additional long-term borrowings	-	.1	111.3
Reductions of long-term debt	(46.0)	(97.6)	(101.4)
Issuances of Common Stock	37.1	30.3	95.4
Cash dividends paid	(38.2)	(33.1)	(35.1)
Other	(0.1)	-	-
Net cash provided by (used in)
financing activities	(47.2)	(100.3)	70.2

Net Increase (Decrease) in Cash and Cash Equivalents	125.1	(86.5)	102.3

Cash and cash equivalents at beginning of period	20.9	107.4	5.1

Cash and cash equivalents at end of period	$146.0	$ 20.9	$107.4

S-3

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2006

(IN MILLIONS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
AFFILIATION WITH REGISTRANT	DEFERRED POLICY ACQUISITION COSTS	(a) RESERVES FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES	(b) DISCOUNT DEDUCTED IN COLUMN C	(c) UNEARNED PREMIUMS	EARNED PREMIUMS	NET INVESTMENT INCOME	CLAIMS AND CLAIM ADJUSTMENT EXPENSES INCURRED RELATED TO		AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS	PAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES	PREMIUMS WRITTEN
							CURRENT YEARS	(d) PRIOR YEARS

      CONSOLIDATED PROPERTY-CASUALTY ENTITIES

2006	$321	$6,028	$35	$1,654	$2,563	$304	$1,537	($ 59)	$612	$1,308	$2,658

2005	$304	$5,791	$34	$1,644	$2,366	$270	$1,490	$181	$504	$1,226	$2,448

2004					$2,110	$237	$1,282	$140	$451	$1,103	$2,229

(a) Grossed up for reinsurance recoverables of $2,309 and $2,243 at December 31, 2006 and 2005, respectively.
(b) Discounted at approximately 7%.
(c) Grossed up for prepaid reinsurance premiums of $394 and $479 at December 31, 2006 and 2005, respectively.
(d) Includes $7 million recorded in discontinued operations in 2004.

Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.
American Financial Group, Inc.

Signed: February 27, 2007	BY:/s/CARL H. LINDNER III
Carl H. Lindner III
Co-Chief Executive Officer

BY:/s/S. CRAIG LINDNER
S. Craig Lindner
Co-Chief Executive Officer

______________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Capacity	Date

/s/CARL H. LINDNER	Chairman of the Board	February 27, 2007
Carl H. Lindner	of Directors

/s/CARL H. LINDNER III	Director	February 27, 2007
Carl H. Lindner III

/s/S. CRAIG LINDNER	Director	February 27, 2007
S. Craig Lindner

/s/THEODORE H. EMMERICH	Director*	February 27, 2007
Theodore H. Emmerich

/s/JAMES E. EVANS	Director	February 27, 2007
James E. Evans

/s/TERRY S. JACOBS	Director*	February 27, 2007
Terry S. Jacobs

/s/WILLIAM R. MARTIN	Director*	February 27, 2007
William R. Martin

/s/KENNETH C. AMBRECHT	Director	February 27, 2007
Kenneth C. Ambrecht

/s/WILLIAM W. VERITY	Director	February 27, 2007
William W. Verity

/s/KEITH A. JENSEN	Senior Vice President	February 27, 2007
Keith A. Jensen	(principal financial and accounting officer)

* Member of the Audit Committee

INDEX TO EXHIBITS

AMERICAN FINANCIAL GROUP, INC.
Number	Exhibit Description

3(a)	Amended and Restated Articles of
Incorporation, filed as Exhibit 3(a)
	to AFG's Form 10-K for 1997.	(*)

3(b)	Code of Regulations, filed as Exhibit 3(b)
	to AFG's Form 10-K for 1997.	(*)

4	Instruments defining the rights of	Registrant has no
	security holders.	outstanding debt issues
exceeding 10% of the
assets of Registrant and
consolidated subsidiaries.

Material Contracts:

10(a)	2005 Stock Incentive Plan included in AFG's
	2005 Proxy.	(*)

10(b)	Stock Option Plan, filed as Exhibit 10(a)
	to AFG's Form 10-K for 1998.	(*)

10(c)	Form of stock option agreements, filed as
	Exhibit 10(b) to AFG's Form 10-K for 1998.	(*)

10(d)	Amended and Restated Deferred Compensation Plan.

10(e)	2006 Co-Chief Executive Officer Bonus Plan, filed as
	Exhibit 99.1 to AFG's Form 8-K filed on March 2, 2006.	(*)

10(f)	2006 Senior Executive Bonus Plan, filed as
	Exhibit 99.2 to AFG's Form 8-K filed on March 2, 2006.	(*)

10(g)	Amended and restated Nonqualified Auxiliary RASP,
	filed as Exhibit 10(d) to AFG's Form 10-K for 2003.	(*)

10(h)	Keith E. Lindner Salary Continuation Agreement,
filed as Exhibit 10(c) to AFG's March 31, 2004
	Form 10-Q.	(*)

10(i)	Fred J. Runk Separation Agreement, filed as
Exhibit 99.2 to AFG's Form 8-K filed on
	November 30, 2004.	(*)

10(j)	Retirement program for outside directors,
filed as Exhibit 10(e) to AFG's Form 10-K
	for 1995.	(*)

10(k)	Directors' Compensation Plan, included in
	AFG's 2004 Proxy Statement.	(*)

10(l)	Amended Equity Distribution Agreement, dated March 27,
2006, among American Financial Group, Inc., as seller,
and UBS Securities LLC, filed as Exhibit 1.2 to
	AFG's Registration Statement on Form S-3 on March 27, 2006.	(*)

10(m)	Credit Agreement, dated March 29, 2006 among
American Financial Group, Inc. and AAG Holding Company,
Inc., each as Borrowers, and several lenders, filed as
	Exhibit 10.2 to AFG's Form 8-K filed on March 30, 2006.	(*)

(*) Incorporated herein by reference.

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

E-2