Form 10-Q
period 2007-03-31
AMERICAN FINANCIAL GROUP INC
filed 2007-05-09
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

As of May 1, 2007, there were 119,552,269 shares of the Registrant's Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

ITEM I - FINANCIAL STATEMENTS

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)

(Dollars In Millions)
	March 31,	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$ 1,102.9	$ 1,329.0
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $15,044.5 and $14,663.0)	15,046.4	14,624.3
Trading - at fair value	277.4	276.4
Other stocks available for sale - at fair value
(cost - $671.9 and 606.4)	793.4	729.4
Mortgage loans	290.3	264.5
Policy loans	267.9	267.1
Real estate and other investments	248.7	248.3
Total cash and investments	18,027.0	17,739.0
Recoverables from reinsurers and prepaid
reinsurance premiums	3,613.1	3,625.2
Agents' balances and premiums receivable	623.3	599.4
Deferred policy acquisition costs	1,283.7	1,266.9
Other receivables	299.1	425.0
Variable annuity assets (separate accounts)	703.9	700.5
Prepaid expenses and other assets	667.2	577.3
Goodwill	167.7	167.8

	$25,385.0	$25,101.1

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 5,987.7	$ 6,027.7
Unearned premiums	1,681.8	1,653.9
Annuity benefits accumulated	9,612.0	9,456.7
Life, accident and health reserves	1,451.2	1,414.7
Payable to reinsurers	322.7	314.9
Long-term debt	924.3	921.0
Variable annuity liabilities (separate accounts)	703.9	700.5
Accounts payable, accrued expenses and other
liabilities	1,363.5	1,398.9
Total liabilities	22,047.1	21,888.3

Minority interest	296.9	283.9

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 119,437,645 and 119,303,928 shares outstanding	119.4	119.3
Capital surplus	1,231.8	1,220.5
Retained earnings	1,610.9	1,533.6
Accumulated other comprehensive income, net of tax	78.9	55.5
Total shareholders' equity	3,041.0	2,928.9

	$25,385.0	$25,101.1

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (unaudited)

(In Millions, Except Per Share Data)

	Three months ended
	March 31,
	2007	2006
Income:
Property and casualty insurance premiums	$ 639.8	$ 579.1
Life, accident and health premiums	106.6	82.0
Investment income	245.8	231.9
Realized gains on securities	4.7	29.8
Other income	82.7	73.3
	1,079.6	996.1
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	326.9	337.1
Commissions and other underwriting expenses	210.2	173.3
Annuity benefits	88.8	82.8
Life, accident and health benefits	85.5	67.6
Annuity and supplemental insurance
acquisition expenses	44.5	33.6
Interest charges on borrowed money	18.1	18.5
Other operating and general expenses	110.7	113.4
	884.7	826.3

Operating earnings before income taxes	194.9	169.8
Provision for income taxes	72.3	59.6

Net operating earnings	122.6	110.2

Minority interest expense	(8.5)	(7.8)
Equity in net losses of investee, net of tax	(.5)	(.5)
Earnings from continuing operations	113.6	101.9
Discontinued operations, net of tax	-	(.4)

Net Earnings	$ 113.6	$ 101.5

Basic earnings per Common Share:
Continuing operations	$0.95	$0.86
Discontinued operations	-	-
Net earnings available to Common Shares	$0.95	$0.86

Diluted earnings per Common Share:
Continuing operations	$0.92	$0.85
Discontinued operations	-	-
Net earnings available to Common Shares	$0.92	$0.85

Average number of Common Shares:
Basic	119,470	117,377
Diluted	122,445	119,399

Cash dividends per Common Share	$.10	$.092

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(Dollars in Millions)

				Accumulated
		Common Stock		Other
	Common	and Capital	Retained	Comprehensive
	Shares	Surplus	Earnings	Income (Loss)	Total
Balance at December 31, 2006	119,303,928	$1,339.8	$1,533.6	$ 55.5	$2,928.9

Cumulative effect of accounting change	-	-	(14.9)	-	(14.9)

Net earnings	-	-	113.6	-	113.6
Other comprehensive income, net of tax:
Change in unrealized gains on securities	-	-	-	20.1	20.1
Change in foreign currency translation	-	-	-	.6	.6
Change in unrealized pension and other
postretirement benefits	-	-	-	2.7	2.7
Total comprehensive income					137.0

Dividends on Common Stock	-	-	(11.9)	-	(11.9)
Shares issued:
Exercise of stock options	376,062	8.6	-	-	8.6
Dividend reinvestment plan	40,276	1.4	-	-	1.4
Employee stock purchase plan	7,991.3		-	-	.3
Deferred compensation distributions	31,863	1.1	-	-	1.1
Stock incentive plan	114,594	3.9	-	-	3.9
Other stock-based compensation expense	-	1.8	-	-	1.8
Shares acquired and retired	(411,639)	(4.5)	(8.9)	-	(13.4)
Shares tendered in option exercises	(25,430)	(.3)	(.6)	-	(.9)
Capital transactions of subsidiaries	-	(.9)	-	-	(.9)

Balance at March 31, 2007	119,437,645	$1,351.2	$1,610.9	$ 78.9	$3,041.0

Balance at December 31, 2005	117,101,271	$1,272.7	$1,134.1	$ 50.8	$2,457.6

Net earnings	-	-	101.5	-	101.5
Other comprehensive loss,
net of tax:
Change in unrealized gains on securities	-	-	-	(114.0)	(114.0)
Total comprehensive loss					(12.5)

Dividends on Common Stock	-	-	(10.8)	-	(10.8)
Shares issued:
Exercise of stock options	497,654	10.6	-	-	10.6
Dividend reinvestment plan	52,577	1.3	-	-	1.3
Employee stock purchase plan	8,648.2		-	-	.2
Deferred compensation distributions	63,162	1.6	-	-	1.6
Stock-based compensation expense	-	1.5	-	-	1.5
Capital transactions of subsidiaries	-	.2	-	-	.2
Other	-	(.7)	-	-	(.7)

Balance at March 31, 2006	117,723,312	$1,287.4	$1,224.8	($ 63.2)	$2,449.0

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In Millions)
	Three months ended
	March 31,
	2007	2006
Operating Activities:
Net earnings	$ 113.6	$ 101.5
Adjustments:
Equity in net losses of investee	.5	.5
Minority interest	8.5	7.8
Depreciation and amortization	49.0	35.1
Annuity benefits	88.8	82.8
Realized gains on investing activities	(10.7)	(36.8)
Net purchases/sales of trading securities	.2	(14.3)
Deferred annuity and life policy acquisition costs	(49.7)	(27.3)
Decrease in reinsurance and other receivables	102.3	213.3
Decrease (increase) in other assets	(104.6)	68.3
Increase in insurance claims and reserves	24.6	63.3
Increase (decrease) in payable to reinsurers	7.8	(4.3)
Decrease in other liabilities	(58.1)	(47.7)
Other, net	7.7	5.0
Net cash provided by operating activities	179.9	447.2

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,031.1)	(1,063.0)
Equity securities	(101.7)	(63.7)
Subsidiary	-	(1.2)
Real estate, property and equipment	(6.2)	(6.6)
Maturities and redemptions of fixed maturity investments	324.5	291.4
Sales of:
Fixed maturity investments	335.1	409.2
Equity securities	46.2	55.1
Subsidiary	-	37.5
Real estate, property and equipment	14.3	23.9
Increase in securities lending collateral	(16.7)	-
Cash and cash equivalents of businesses
acquired or sold, net	-	100.0
Decrease (increase) in other investments	(32.8)	21.7
Net cash used in investing activities	(468.4)	(195.7)

Financing Activities:
Annuity receipts	378.8	220.3
Annuity surrenders, benefits and withdrawals	(329.7)	(294.3)
Net transfers from variable annuity assets	8.9	4.1
Additional long-term borrowings	92.0	26.2
Reductions of long-term debt	(90.0)	(116.8)
Increase in securities lending obligation	16.7	-
Issuances of Common Stock	7.7	10.5
Repurchases of Common Stock	(13.4)	-
Cash dividends paid on Common Stock	(10.5)	(9.5)
Other, net	1.9	1.4
Net cash provided by (used in) financing activities	62.4	(158.1)

Net Increase (Decrease) in Cash and Cash Equivalents	(226.1)	93.4

Cash and cash equivalents at beginning of period	1,329.0	471.8

Cash and cash equivalents at end of period	$1,102.9	$ 565.2

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES
A.	Accounting Policies	E.	Long-Term Debt
B.	Acquisitions and Sales of	F.	Shareholders' Equity
	Operations	G.	Income Taxes
C.	Segments of Operations	H.	Commitments and Contingencies
D.	Deferred Policy Acquisition Costs

________________________________________________________________________________
  Accounting Policies

  Basis of Presentation  The accompanying consolidated financial statements for American Financial Group, Inc. ("AFG") and subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with U.S. generally accepted accounting principles.

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

  Stock Split  All shares and per share amounts (except number of shares authorized and the stated value of $1.00 per share) presented in the financial statements have been adjusted for all periods presented to reflect the effect of a three-for-two Common Stock split on December 15, 2006.

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

  Certain AFG subsidiaries loan fixed maturity and equity securities to other institutions for short periods of time. The borrower is required to provide collateral on which AFG earns investment income, net of a fee to the lending agent. AFG records the collateral held (included in other assets) and the liability to return the collateral (included in other liabilities) in its

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Balance Sheet. The securities loaned remain a recorded asset on AFG's Balance Sheet. The amount of collateral held was approximately $176 million at March 31, 2007 and approximately $159 million at December 31, 2006.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Deferred Policy Acquisition Costs ("DPAC")  Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of new business are deferred. For the property and casualty companies, DPAC is limited based upon recoverability without any consideration for anticipated investment income and is charged against income ratably over the terms of the related policies. A premium deficiency is recognized if the sum of expected claims costs, claims adjustment expenses, unamortized acquisition costs and policy maintenance costs exceed the related unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency was greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency and reported with unpaid losses and loss adjustment expenses.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

  AFG records a liability for the inherent uncertainty in quantifying its income tax provisions. Interest and penalties related to these unrecognized tax benefits are recognized as a component of tax expense.

  AFG implemented FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") on January 1, 2007. FIN 48 sets forth criteria for recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that companies recognize the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure. The cumulative effect of applying FIN 48 was recorded as a reduction to retained earnings at January 1, 2007 and is shown separately in the Statement of Changes in Shareholders' Equity. See Note G - "Income Taxes."

  Stock-Based Compensation  All share-based grants are recognized as compensation expense based on their calculated "fair value" at the date of grant over the vesting period. AFG uses the Black-Scholes pricing model to measure the fair value of employee stock options. See Note F - "Shareholders' Equity" for further information on stock options.

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

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes (i) deductions of $488,000 in the first quarter of 2007 and $102,000 in the first quarter of 2006 from net earnings related to dilution of majority-owned subsidiaries, (ii) a deduction of $161,000 in the first quarter of 2007 related to the assumed issuance of shares under AFG's deferred compensation plan and (iii) additions of 3.0 million shares in the 2007 quarter and 2.0 million shares in the 2006 quarter representing the dilutive effect of stock-based compensation plans.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Acquisitions and Sales of Operations

Great American Financial Resources  In February 2007, AFG proposed that GAFRI
(an 81%-owned subsidiary) engage in a merger transaction that would increase AFG's ownership of GAFRI's common stock to 100%. If the merger transaction is completed on the terms initially proposed by AFG, GAFRI would acquire for cash all the outstanding shares not currently held by AFG at a price of $23.50 per share for an aggregate amount of approximately $215 million. The proposed transaction is subject to the negotiation of a merger agreement with GAFRI's special committee of independent directors and would be subject to customary conditions and regulatory approvals. If an agreement is reached, AFG proposes that GAFRI use excess capital plus borrowings from AFG to fund the transaction and anticipates that it would close in the third quarter of 2007.

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

Chatham Bars Inn  In June 2006, GAFRI sold a resort hotel located on Cape Cod for $166 million and recognized a pretax gain of $48.7 million. Chatham's results of operations for the first quarter of 2006 are reported as discontinued operations in the Statement of Earnings.

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

Great American Life Assurance Company of Puerto Rico  GAFRI completed the sale of its subsidiary, Great American Life Assurance Company of Puerto Rico ("GAPR"), for $37.5 million in cash in January 2006. GAFRI acquired GAPR in 1997 for approximately $50 million. During 2005, GAFRI received $100 million in dividends from GAPR and recorded a $3.4 million loss on the anticipated sale.
  Segments of Operations  AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity and supplemental insurance and (iii) other, which includes holding company costs.

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, executive and professional liability and customized programs for small to mid-sized businesses, (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions, surety and fidelity products and trade credit insurance, and (iv) California workers' compensation. AFG's annuity and supplemental insurance business markets traditional fixed, indexed and variable annuities and a variety of supplemental insurance products. AFG's reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables (in millions) show AFG's revenues and operating earnings before income taxes by significant business segment and sub-segment.

	Three months ended
	March 31,
	2007	2006
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 228.6	$200.0
Specialty casualty	211.2	188.2
Specialty financial	114.4	96.2
California workers' compensation	62.8	77.3
Other	22.6	16.8
Other lines	.2	.6
	639.8	579.1
Investment income	83.9	79.5
Realized gains	2.7	26.1
Other	50.4	47.0
	776.8	731.7
Annuity and supplemental insurance:
Investment income	158.8	150.4
Life, accident and health premiums	106.6	82.0
Realized gains	1.9	3.7
Other	27.1	24.6
	294.4	260.7
Other	8.4	3.7
	$1,079.6	$996.1

Operating Earnings (Losses) Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 38.6	$ 42.1
Specialty casualty	59.0	14.6
Specialty financial	3.7	.8
California workers' compensation	13.5	12.5
Other (a)	(11.4)	(.2)
Other lines	(.7)	(1.2)
	102.7	68.6
Investment income, realized gains and other	84.6	97.9
	187.3	166.5
Annuity and supplemental insurance	31.1	29.5
Other (b)	(23.5)	(26.2)
	$ 194.9	$169.8

(a) Includes a $13.5 million charge to adjust a retroactive reinsurance gain in the first quarter of 2007.
(b) Includes holding company expenses.

D. Deferred Policy Acquisition Costs  As discussed in Note A - "Accounting Policies," deferred policy acquisition costs related to annuities are adjusted for changes in unrealized gains (losses) on securities.

Included in deferred policy acquisition costs in AFG's Balance Sheet are $89.8 million and $95.0 million at March 31, 2007, and December 31, 2006, respectively, representing the present value of future profits ("PVFP") related

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

to acquisitions by AFG's annuity and supplemental insurance business. The PVFP amounts are net of $75.7 million and $70.5 million of accumulated amortization. Amortization of the PVFP was $5.2 million and $1.6 million during the first three months of 2007 and 2006, respectively. The increase in amortization compared to the first quarter of 2006 reflects the acquisition of Ceres, including the effect of lapses in Medicare supplement products.
  Long-Term Debt  The carrying value of long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2007	2006
Holding Company:
AFG 7-1/8% Senior Debentures due April 2009	$182.9	$182.9
AFG Senior Convertible Notes due June 2033	189.7	189.7
AFG 7-1/8% Senior Debentures due February 2034	115.0	115.0
AFG 7-1/8% Senior Debentures due December 2007	59.5	59.5
Other	3.7	3.8
	550.8	550.9
Subsidiaries:
GAFRI 7-1/2% Senior Debentures due November 2033	112.5	112.5
GAFRI 7-1/4% Senior Debentures due January 2034	86.3	86.3
GAFRI 6-7/8% Senior Notes due June 2008	28.5	31.5
GAFRI borrowings under AFG/GAFRI credit facility	33.0	-
Notes payable secured by real estate	67.8	67.8
American Premier Underwriters 10-7/8% Subordinated
Notes due May 2011	8.0	8.1
Other	2.4	6.9
	338.5	313.1
Payable to Subsidiary Trusts:
GAFRI 7.35% Subordinated Debentures due May 2033	20.0	20.0
GAFRI 8-7/8% Subordinated Debentures	-	22.0
National Interstate Variable Rate Subordinated
Debentures due May 2033	15.0	15.0
	35.0	57.0

	$924.3	$921.0

At March 31, 2007, scheduled principal payments on debt for the balance of 2007 and the subsequent five years were as follows: 2007 - $60.6 million; 2008 - $29.2 million; 2009 - $184.4 million; 2010 - $2.9 million; 2011 - $42.1 million; and 2012 - $1.4 million.

As shown below (in millions), the majority of AFG's long-term debt is unsecured obligations of the holding company and its subsidiaries:

	March 31,	December 31,
	2007	2006
Unsecured obligations	$856.5	$853.2
Obligations secured by real estate	67.8	67.8
	$924.3	$921.0

On March 1, 2007, GAFRI used funds borrowed under the AFG/GAFRI bank credit facility to redeem its $22 million in outstanding 8-7/8% Subordinated Debentures due 2027 for $22.9 million.

In March 2006, AFG and GAFRI replaced their existing credit agreements with a new five-year revolving credit facility under which they can borrow a combined $500 million. AFG and GAFRI have agreed not to borrow more than $325 million and $200 million, respectively, under the credit facility and AFG has agreed to

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

guarantee amounts borrowed by GAFRI. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating. At March 31, 2007, GAFRI had $33 million in borrowings outstanding under the credit facility (interest rate of 6.1% at March 31, 2007); there were no borrowings under this agreement at December 31, 2006.

To achieve a desired balance between fixed and variable rate debt, GAFRI has entered into interest rate swaps that effectively convert its 6-7/8% fixed rate Senior Notes to a floating rate of 3-month LIBOR plus 2.9%.

AFG's Senior Convertible Notes were issued at a price of 37.153% of the principal amount due at maturity. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which interest at 4% annually will be accrued and added to the carrying value of the Notes. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at accreted value ranging from $371.53 per Note to $1,000 per Note at maturity. Generally, holders may convert each Note into 17.2524 shares of AFG Common Stock (at $21.53 per share currently) (i) if the average market price of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value ($25.84 per share currently) for a specified period, (ii) if the credit rating of the Notes is significantly lowered, or, (iii) if AFG calls the notes for redemption. Based on the market price of AFG's Common Stock during the quarter ended March 31, 2007, the Notes are currently convertible through June 30, 2007. AFG has delivered cash in lieu of Common Stock upon conversion of the Notes and intends to continue to do so. Accordingly, shares issuable upon conversion of the Notes are not treated as dilutive.
  Shareholders' Equity  In December 2006, AFG completed a three-for-two common stock split. See "Stock Split" in Note A - "Accounting Policies." AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Accumulated Other Comprehensive Income, Net of Tax  The components of accumulated other comprehensive income were as follows (in millions):

	March 31,	December 31,
	2007	2006
Net unrealized gains on securities	$70.8	$50.7
Foreign currency translation adjustment	4.9	4.3
Unrealized pension and other postretirement benefits	3.2	.5

Total accumulated other comprehensive income	$78.9	$55.5

Stock Incentive Plans  Under AFG's Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first quarter of 2007, AFG issued 114,594 shares of Common Stock and granted stock options for 1.2 million shares of Common Stock (at a strike price of $36.57) under the Stock Incentive Plan.

AFG uses the Black-Scholes option pricing model to calculate the "fair value" of its option grants. Expected volatility is based on historical volatility (after consideration of other factors). The fair value of options granted in the first quarter of 2007 was $10.46 per share based on the following assumptions: expected dividend yield - 1.2%; expected volatility - 21.5%; expected term - 6 1/2 years; risk-free rate - 4.7%.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Total compensation expense related to stock incentive plans of AFG and its two public subsidiaries was $6.6 million for the first quarter of 2007 compared to $2.2 million for the 2006 quarter. Stock-based compensation expense for the first three months of 2007 includes $3.9 million in non-deductible stock awards.

  Income Taxes  AFG increased its liability for unrecognized tax benefits and reduced retained earnings by $14.9 million for the cumulative effect of implementing the provisions of FIN 48 on January 1, 2007. Total unrecognized income tax benefits at January 1, 2007, were $47.5 million, including $9.5 million for interest and municipal penalties. This amount did not change materially as of March 31, 2007. Included in this balance are $44.2 million of unrecognized benefits that, if recognized, would reduce AFG's effective tax rate.

As of January 1, 2007, AFG's 2004, 2005 and 2006 tax years remain subject to examination by the IRS. In addition, AFG has several tax years for which there are ongoing disputes. AFG has subsidiaries in various states, cities and provinces that are currently under audit for years ranging from 1995 through 2004. In April 2007, AFG signed a settlement agreement with a municipality. As a result of this settlement, AFG anticipates that it will reduce its liability for unrecognized income tax benefits by approximately $5.5 million ($4.3 million net of federal tax effect) in the quarter ended June 30, 2007. No other significant changes to this liability are anticipated within the next 12 months.
  Commitments and Contingencies  There have been no significant changes to the matters discussed and referred to in Note M - "Commitments and Contingencies" of AFG's 2006 Annual Report on Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	16	Results of Operations	22
Overview	16	General	22
Critical Accounting Policies	17	Income Items	22
Liquidity and Capital Resources	17	Expense Items	25
Sources of Funds	19	Proposed Accounting Standard	26
Investments	22
Uncertainties

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

At March 31, 2007, AFG (parent) had approximately $190 million in cash and securities and no amounts borrowed under the AFG/GAFRI bank line of credit. GAFRI had $33 million borrowed under this line at March 31, 2007.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, and in the sale of traditional fixed, indexed and variable annuities and a variety of supplemental insurance products.

AFG's net earnings for the first three months of 2007 were $113.6 million or $.92 per share (diluted) compared to $101.5 million or $0.85 per share reported in the first quarter of 2006, reflecting significantly improved results within the specialty property and casualty insurance operations.

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

For a discussion of these policies, see Management's Discussion and Analysis - "Critical Accounting Policies" in AFG's 2006 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	March 31,	December 31,
	2007	2006	2005
Long-term debt	$ 924	$ 921	$1,000
Total capital (*)	4,267	4,160	3,703
Ratio of debt to total capital	21.7%	22.1%	27.0%

(*) Includes long-term debt, minority interest and
shareholders' equity (excluding unrealized gains (losses)
related to fixed maturity investments).

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.77 for the three months ended March 31, 2007 and 2.62 for the entire year of 2006. Excluding annuity benefits, this ratio was 10.10 and 9.15, respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

Sources of Funds

Parent Holding Company Liquidity  Management believes AFG has sufficient resources to meet its liquidity requirements. If funds generated from operations, including dividends and tax payments from subsidiaries, are insufficient to meet fixed charges in any period, AFG would be required to utilize parent company cash and marketable securities or generate cash through borrowings, sales of other assets, or similar transactions.

In March 2006, AFG and GAFRI replaced their existing credit agreements with a five-year revolving credit facility under which they can borrow a combined $500 million. AFG and GAFRI have agreed not to borrow more than $325 million and $200 million, respectively, under the credit facility and AFG has agreed to guarantee amounts borrowed by GAFRI. GAFRI had $33 million in borrowings outstanding under this agreement at March 31, 2007, bearing interest at a rate of 6.1% at March 31, 2007.

In addition to parent company cash and marketable securities of approximately $190 million, AFG can borrow approximately $200 million on its bank line and maintain its desired debt to total capital ratio of less than 25%.

Under a currently effective shelf registration statement, AFG can offer additional equity or debt securities, including 3.5 million shares of common stock under an equity distribution agreement with UBS Securities LLC. The shelf registration provides AFG with greater flexibility to access the capital markets from time to time as market and other conditions permit.

Subsidiary Liquidity  As discussed above under "Parent Holding Company Liquidity," in March 2006, AFG and GAFRI replaced their existing credit agreements. In addition, GAFRI can offer approximately $250 million in additional equity or debt securities under a currently effective shelf registration. See Note B - "Acquisitions and Sales of Operations" to the financial statements for a discussion of a potential merger transaction involving GAFRI.

On March 1, 2007, GAFRI used funds borrowed under the AFG/GAFRI bank credit line to redeem its $22 million in outstanding 8-7/8% Subordinated Debentures for $22.9 million in cash.

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

Investments  AFG's investment portfolio at March 31, 2007, contained $15.0 billion in "Fixed maturities" classified as available for sale and $793 million in "Other stocks," all carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At March 31, 2007, AFG had pretax net unrealized gains of $1.9 million on fixed maturities and $121.5 million on other stocks.

Approximately 94% of the fixed maturities held by AFG at March 31, 2007, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio should generate a stable and predictable investment return.

Since fixed maturities and stocks are carried at fair value in the balance sheet, there is virtually no effect on financial condition upon the sale and ultimate realization of unrealized gains and losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at March 31, 2007, is shown in the following table (dollars in millions). Approximately $174 million of available for sale "Fixed maturities" had no unrealized gains or losses at March 31, 2007.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for sale Fixed Maturities
Fair value of securities	$6,034	$8,838
Amortized cost of securities	$5,887	$8,983
Gross unrealized gain (loss)	$ 147	($ 145)
Fair value as % of amortized cost	102%	98%
Number of security positions	1,408	1,393
Number individually exceeding
$2 million gain or loss	2	1
Concentration of gains (losses) by type or
industry (exceeding 5% of unrealized):
Mortgage-backed securities	$26.0	($60.0)
Banks, savings and credit institutions	14.5	(16.6)
U.S. Government and government agencies	3.3	(12.5)
State and municipal	6.9	(9.9)
Insurance companies	10.0	(7.9)
Gas and electric services	17.7	(7.1)
Air transportation and courier services	10.0	(0.2)

Percentage rated investment grade	91%	97%

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at March 31, 2007, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	3%	5%
After one year through five years	27	23
After five years through ten years	38	30
After ten years	10	4
	78	62
Mortgage-backed securities	22	38
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at March 31, 2007

Securities with unrealized gains:
Exceeding $500,000 (57 issues)	$ 604	$ 48	109%
Less than $500,000 (1,351 issues)	5,430	99	102
	$6,034	$147	102%

Securities with unrealized losses:
Exceeding $500,000 (48 issues)	$1,118	($ 39)	97%
Less than $500,000 (1,345 issues)	7,720	(106)	99
	$8,838	($145)	98%

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Loss	Basis
Fixed Maturities with Unrealized
Losses at March 31, 2007

Investment grade with losses for:
One year or less (205 issues)	$1,217	($ 7)	99%
Greater than one year (1,128 issues)	7,370	(134)	98
	$8,587	($141)	98%

Non-investment grade with losses for:
One year or less (25 issues)	$ 77	($ 2)	97%
Greater than one year (35 issues)	174	(2)	99
	$ 251	($ 4)	98%

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in AFG's 2006 Form 10-K.

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

Uncertainties  Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and American Premier's contingencies arising out of its former operations. See Management's Discussion and Analysis - "Uncertainties" in AFG's 2006 Form 10-K.

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

AFG reported operating earnings before income taxes of $194.9 million for the first quarter of 2007 compared to $169.8 million in the 2006 first quarter. The increase reflects a $34.0 million improvement in property and casualty underwriting results and a $13.9 million increase in investment income partially offset by a $25.1 million decline in realized gains on securities.

Property and Casualty Insurance - Underwriting  AFG reports its Specialty insurance business in the following sub-segments (see Note C - "Segments of Operations"): (i) Property and transportation, (ii) Specialty casualty, (iii) Specialty financial and (iv) California workers' compensation.

Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company's performance. See Note C - "Segments of Operations" for the detail of AFG's operating profit by significant business segment.

Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses, loss adjustment expenses, underwriting expenses and policy holder dividends to premiums. A combined ratio under 100% is indicative of an underwriting profit. The combined ratio does not reflect investment income, other income or federal income taxes.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	Three months ended
	March 31,
	2007	2006
Gross Written Premiums (GAAP)
Property and transportation	$323	$318
Specialty casualty	361	375
Specialty financial	138	119
California workers' compensation	68	85
Other	(1)	(2)
	$889	$895

Net Written Premiums (GAAP)
Property and transportation	$245	$231
Specialty casualty	216	202
Specialty financial	115	93
California workers' compensation	65	80
Other	16	18
	$657	$624

Combined Ratios (GAAP)
Property and transportation	83.1%	79.0%
Specialty casualty	72.0	92.3
Specialty financial	96.7	99.1
California workers' compensation	78.5	83.9
Total Specialty	83.8	88.0
Aggregate (including discontinued lines)	84.0%	88.1%

Net written premiums for the specialty insurance operations increased 5% for the 2007 first quarter compared to the same period in 2006. Premium growth from the Property and transportation, Specialty casualty and Specialty financial groups was partially offset by a decline in the California workers' compensation premiums. Overall average rates for the specialty insurance operations in the 2007 first quarter were down about 4% compared with the same prior year period. The specialty insurance operations generated an underwriting profit of $103.4 million in the 2007 first quarter, $33.6 million higher than the 2006 quarter. The improved results for the 2007 quarter reflect profitable earned premium growth, lower catastrophe losses, and the positive impact of favorable reserve development compared to the 2006 quarter. Catastrophe losses in the 2007 first quarter were approximately $1 million compared to about $13 million (2.2 points) of such losses in the 2006 quarter. The specialty insurance operations recorded $54.0 million (8.4 points) of favorable reserve development in the first quarter of 2007 compared to $11.3 million (2.0 points) in the 2006 first quarter. The favorable development in 2007 is net of a $13.5 million charge to adjust a retroactive reinsurance gain.

Property and transportation gross and net written premiums for the 2007 quarter increased 2% and 6%, respectively, over the same period last year due primarily to higher business volume in the property and inland marine and transportation operations. Premium growth rates were reduced by the impact of exiting the earthquake-exposed excess property business, which was heavily reinsured, in the early part of 2006. The businesses in this segment continue to report excellent underwriting profitability. The 4.1 point increase in the combined ratio for the 2007 quarter compared to the 2006 quarter was due primarily to lower underwriting profit in the agricultural insurance operations, partly offset by lower catastrophe losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Specialty casualty gross written premiums for the 2007 first quarter were 4% below the same period last year resulting primarily from volume reductions in the excess and surplus lines, reflecting stronger competition in those commercial casualty markets. Net written premiums for the 2007 quarter were 7% higher than in the 2006 quarter due primarily to lower premiums ceded under reinsurance agreements on policies covering groups, programs and events. The 20.3 point improvement in the combined ratio compared to the 2006 quarter reflects $41.5 million (19.7 points) of favorable reserve development due primarily to lower claim frequency compared to $1.2 million (.6 points) for the 2006 quarter. The excess and surplus lines and general liability operations produced the majority of this group's underwriting profit.

Specialty financial gross and net written premiums for the 2007 quarter were up 16% and 24%, respectively, over the same period last year. These increases were driven primarily by volume growth in the leasing and lending, financial institutions and surety operations as well as greater premium retention in some of the group's operations. The 2.4 point improvement in this group's combined ratio was driven primarily by significant improvement in the surety and fidelity and crime operations. The trade credit and financial institutions operations also continued to generate strong profitability. This group's combined ratio continued to be impacted by disappointing results in the automobile residual value business ("RVI"), which is in run-off. However, 2007 is the last year in which there are a meaningful number of automobiles with expiring leases covered by AFG's policies. Excluding the RVI business, this group's combined ratio was 88.6% for the first three months of 2007.

California workers' compensation gross and net written premiums for the 2007 quarter were 19% below the 2006 first quarter, reflecting the effect of lower rates. These rate reductions averaged about 21% for the 2007 first quarter and are continuing evidence of the positive effects of the reform legislation in lowering workers' compensation costs for employers. This business' underwriting margins continue to benefit from an improved claims environment resulting from workers' compensation reforms enacted in California. The 2007 results benefited from favorable prior year reserve development of $4.7 million (7.5 points) compared to less than $1 million of unfavorable development in the same 2006 period. Due to the long-tail nature of this business, AFG continues to be conservative in recognizing the benefits from the reform legislation until a higher percentage of claims are paid and the ultimate impact of reforms can be determined.

Life, Accident and Health Premiums and Benefits  The increase in life, accident and health premiums and benefits in the first quarter of 2007 compared to the first quarter of 2006 reflects the August 2006 acquisition of Ceres partially offset by the effect of the January 2006 sale of GAPR. The Ceres acquisition broadens GAFRI's distribution in both the independent agent and captive agent channels.

Investment Income  The increase in investment income for the first quarter of 2007 compared to the 2006 quarter reflects a 9% increase in average cash and investments.

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

Realized gains on securities include provisions for other than temporary impairment of securities still held of $9.1 million in the first quarter of 2007 and $3.0 million in the first quarter of 2006.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, apartments and office buildings; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Earnings as shown below (in millions).

	Three months ended
	March 31,
	2007	2006
Other income	$20.9	$21.1
Other operating and general expenses	13.7	14.4
Interest charges on borrowed money	1.0	.4
Minority interest expense (benefit)	(.2)	1.4

Income from real estate operations includes net pretax gains on the sale of real estate assets of $6.0 million in the first quarter of 2007 and $7.0 million for the 2006 quarter.

Real Estate Operations - Discontinued  In June 2006, GAFRI sold Chatham Bars Inn, a resort hotel located on Cape Cod, Massachusetts, for $166 million. After sales expenses, contingencies and the write-off of certain deferred acquisition costs on annuities associated with the gain recognition, GAFRI recognized a pretax gain of approximately $48.7 million. Chatham's first quarter 2006 operating results are reported as discontinued operations in the Statement of Earnings.

Other Income  The $9.4 million increase in other income for the first quarter of 2007 compared to the 2006 quarter is due primarily to fee income generated from reinsurance agreements entered into in connection with the Ceres acquisition in August 2006.

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

Annuity benefits increased $6.0 million for the first quarter of 2007 compared to the 2006 period reflecting higher sales of fixed-indexed annuities, partially offset by a lower average crediting rate.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and life business deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired ("PVFP"). The $10.9 million increase in annuity and supplemental insurance acquisition expenses for the first quarter of 2007 compared to the 2006 period reflects the growth in GAFRI's business as well as the acquisition of Ceres. Amortization of PVFP related to the Ceres acquisition was higher than anticipated in the first quarter of 2007 as a result of significantly higher lapses than expected. GAFRI believes that the higher lapses are due primarily to competition from companies participating in the government-sponsored Medicare Advantage program.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market and adverse mortality experience could lead to write-offs of DPAC or PVFP in the future.

Other Operating and General Expenses  Other operating and general expenses include $1.1 million and $5.2 million in losses on retirement of debt in the first quarter of 2007 and 2006, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of March 31, 2007, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2006 Form 10-K.

ITEM 4

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG's internal control over financial reporting during the first fiscal quarter of 2007 that materially affected, or are reasonably likely to materially affect, AFG's internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG's business processes and procedures during the first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities  AFG repurchased 401,100 shares of its Common Stock at an average price of $33.33 per share in March 2007 under its publicly announced share repurchase program. AFG may repurchase 4.6 million additional shares under this Program, which has been approved by AFG's Board of Directors.

Under AFG's shareholder-approved Stock Option Plan, 25,430 shares of AFG Common Stock were tendered at $33.87 per share in connection with the exercise of stock options in March 2007.

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
American Financial Group, Inc.

May 8, 2007	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)