Form 10-Q
period 2007-06-30
AMERICAN FINANCIAL GROUP INC
filed 2007-08-08
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

As of August 1, 2007, there were 119,315,627 shares of the Registrant's Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

ITEM I - FINANCIAL STATEMENTS

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)

(Dollars In Millions)
	June 30,	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$ 679.5	$ 1,329.0
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $15,499.2 and $14,663.0)	15,237.3	14,624.3
Trading - at fair value	279.8	276.4
Equity securities - at fair value
(cost - $803.0 and $606.4)	920.5	729.4
Mortgage loans	299.1	264.5
Policy loans	269.2	267.1
Real estate and other investments	274.6	248.3
Total cash and investments	17,960.0	17,739.0
Recoverables from reinsurers and prepaid
reinsurance premiums	3,660.9	3,625.2
Agents' balances and premiums receivable	700.1	599.4
Deferred policy acquisition costs	1,342.6	1,266.9
Other receivables	318.1	425.0
Variable annuity assets (separate accounts)	717.2	700.5
Prepaid expenses and other assets	820.5	577.3
Goodwill	176.5	167.8

	$25,695.9	$25,101.1

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 6,077.9	$ 6,027.7
Unearned premiums	1,782.1	1,653.9
Annuity benefits accumulated	9,829.1	9,456.7
Life, accident and health reserves	1,446.4	1,414.7
Payable to reinsurers	302.9	314.9
Long-term debt	897.3	921.0
Variable annuity liabilities (separate accounts)	717.2	700.5
Accounts payable, accrued expenses and other
liabilities	1,384.4	1,398.9
Total liabilities	22,437.3	21,888.3

Minority interest	288.5	283.9

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 119,266,409 and 119,303,928 shares outstanding	119.3	119.3
Capital surplus	1,236.8	1,220.5
Retained earnings	1,655.7	1,533.6
Accumulated other comprehensive income (loss),
net of tax	(41.7)	55.5
Total shareholders' equity	2,970.1	2,928.9

	$25,695.9	$25,101.1

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (unaudited)

(In Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Income:
Property and casualty insurance premiums	$ 633.5	$615.0	$1,273.3	$1,194.1
Life, accident and health premiums	103.4	75.6	210.0	157.6
Investment income	249.0	233.5	494.8	465.4
Realized gains (losses) on securities	14.0	(7.5)	18.7	22.3
Other income	92.0	78.4	174.7	151.7
	1,091.9	995.0	2,171.5	1,991.1
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	354.8	373.4	681.7	710.5
Commissions and other underwriting
expenses	208.5	168.6	418.7	341.9
Annuity benefits	90.4	84.0	179.2	166.8
Life, accident and health benefits	85.4	66.6	170.9	134.2
Annuity and supplemental insurance
acquisition expenses	40.7	30.2	85.2	63.8
Interest charges on borrowed money	17.7	17.1	35.8	35.6
Other operating and general expenses	181.9	108.5	292.6	221.9
	979.4	848.4	1,864.1	1,674.7

Operating earnings before income taxes	112.5	146.6	307.4	316.4
Provision for income taxes	36.8	41.7	109.1	101.3

Net operating earnings	75.7	104.9	198.3	215.1

Minority interest expense	(10.1)	(7.2)	(18.6)	(15.0)
Equity in net losses of investee,
net of tax	(.3)	(.5)	(.8)	(1.0)

Earnings from continuing operations	65.3	97.2	178.9	199.1
Discontinued operations, net of tax	1.7	25.7	1.7	25.3

Net Earnings	$ 67.0	$122.9	$180.6	$ 224.4

Basic earnings per Common Share:
Continuing operations	$ .55	$ .83	$1.50	$1.70
Discontinued operations	.01	.21	.01	.21
Net earnings available to Common Shares	$ .56	$1.04	$1.51	$1.91

Diluted earnings per Common Share:
Continuing operations	$ .53	$ .81	$1.46	$1.66
Discontinued operations	.01	.21	.01	.21
Net earnings available to Common Shares	$ .54	$1.02	$1.47	$1.87

Average number of Common Shares:
Basic	119.6	117.8	119.5	117.6
Diluted	122.4	120.4	122.4	119.7

Cash dividends per Common Share	$.10	$.092	$.20	$.183

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(Dollars in Millions)

				Accumulated
		Common Stock		Other
	Common	and Capital	Retained	Comprehensive
	Shares	Surplus	Earnings	Income (Loss)	Total
Balance at December 31, 2006	119,303,928	$1,339.8	$1,533.6	$ 55.5	$2,928.9

Cumulative effect of accounting change	-	-	(14.9)	-	(14.9)

Net earnings	-	-	180.6	-	180.6
Other comprehensive income, net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	(112.7)	(112.7)
Change in foreign currency translation	-	-	-	12.7	12.7
Change in unrealized pension and other
postretirement benefits	-	-	-	2.8	2.8
Total comprehensive income					83.4

Dividends on Common Stock	-	-	(23.9)	-	(23.9)
Shares issued:
Exercise of stock options	590,784	13.9	-	-	13.9
Dividend reinvestment plan	80,224	2.7	-	-	2.7
Employee stock purchase plan	17,488.6		-	-	.6
Deferred compensation distributions	31,863	1.1	-	-	1.1
Directors fees paid in stock	9,965.4		-	-	.4
Stock incentive plan	114,594	3.9	-	-	3.9
Other stock-based compensation expense	-	5.1	-	-	5.1
Shares acquired and retired	(855,939)	(9.6)	(19.1)	-	(28.7)
Shares tendered in option exercises	(26,498)	(.3)	(.6)	-	(.9)
Capital transactions of subsidiaries	-	(1.5)	-	-	(1.5)

Balance at June 30, 2007	119,226,409	$1,356.1	$1,655.7	($ 41.7)	$2,970.1

Balance at December 31, 2005	117,101,271	$1,272.7	$1,134.1	$ 50.8	$2,457.6

Net earnings	-	-	224.4	-	224.4
Other comprehensive loss,
net of tax:
Change in unrealized gain on securities	-	-	-	(210.5)	(210.5)
Total comprehensive income					13.9

Dividends on Common Stock	-	-	(21.6)	-	(21.6)
Shares issued:
Exercise of stock options	767,547	17.4	-	-	17.4
Dividend reinvestment plan	99,539	2.6	-	-	2.6
Employee stock purchase plan	18,766.5		-	-	.5
Deferred compensation distributions	63,162	1.6	-	-	1.6
Directors fees paid in stock	12,780.4		-	-	.4
Shares tendered in option exercises	(192,021)	(2.1)	(3.3)	-	(5.4)
Stock-based compensation expense	-	3.3	-	-	3.3
Capital transactions of subsidiaries	-	1.2	-	-	1.2
Other	-	3.8	-	-	3.8

Balance at June 30, 2006	117,871,044	$1,301.4	$1,333.6	($159.7)	$2,475.3

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In Millions)
	Six months ended
	June 30,
	2007	2006
Operating Activities:
Net earnings	$ 180.6	$ 224.4
Adjustments:
Equity in net losses of investee	.8	1.0
Minority interest	18.9	20.8
Depreciation and amortization	95.2	77.3
Annuity benefits	179.2	166.8
Realized gains on investing activities	(35.1)	(84.1)
Net purchases/sales of trading securities	(41.0)	(13.0)
Deferred annuity and life policy acquisition costs	(103.2)	(66.9)
Decrease (increase) in reinsurance and other receivables	(19.7)	29.3
Decrease (increase) in other assets	(195.1)	17.7
Increase in insurance claims and reserves	209.2	243.0
Decrease in payable to reinsurers	(12.0)	(34.9)
Decrease in other liabilities	(15.6)	(82.8)
Other, net	9.7	11.7
Net cash provided by operating activities	271.9	510.3

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,946.4)	(1,635.4)
Equity securities	(224.4)	(125.8)
Subsidiaries	(1.7)	(2.6)
Real estate, property and equipment	(13.8)	(23.2)
Maturities and redemptions of fixed maturity investments	667.3	499.5
Sales of:
Fixed maturity investments	433.4	824.3
Equity securities	97.6	113.8
Subsidiary	-	37.5
Real estate, property and equipment	22.9	34.4
Decrease in securities lending collateral	5.2	-
Cash and cash equivalents of businesses
acquired or sold, net	-	100.0
Increase in other investments	(54.8)	(29.9)
Net cash used in investing activities	(1,014.7)	(207.4)

Financing Activities:
Annuity receipts	817.4	515.4
Annuity surrenders, benefits and withdrawals	(691.7)	(592.0)
Net transfers from variable annuity assets	31.9	7.2
Additional long-term borrowings	92.0	26.2
Reductions of long-term debt	(117.3)	(130.7)
Decrease in securities lending obligation	(5.2)	-
Issuances of Common Stock	13.3	11.8
Repurchases of Common Stock	(28.7)	-
Cash dividends paid on Common Stock	(21.2)	(19.0)
Other, net	2.8	1.6
Net cash provided by (used in) financing activities	93.3	(179.5)

Net Increase (Decrease) in Cash and Cash Equivalents	(649.5)	123.4

Cash and cash equivalents at beginning of period	1,329.0	471.9

Cash and cash equivalents at end of period	$ 679.5	$ 595.3

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES
A.	Accounting Policies	E.	Long-Term Debt
B.	Acquisitions and Sales of	F.	Shareholders' Equity
	Operations	G.	Income Taxes
C.	Segments of Operations	H.	Discontinued Operations
D.	Deferred Policy Acquisition Costs	I.	Commitments and Contingencies

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

  Investments  Fixed maturity and equity securities classified as "available for sale" are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Fixed maturity and equity securities classified as "trading" are reported at fair value with changes in unrealized holding gains or losses during the period included in investment income. Loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on fixed maturity securities are amortized using the interest method; mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations.

  Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings (included in realized gains) and the cost basis of that investment is reduced.

  Certain AFG subsidiaries loan fixed maturity and equity securities to other institutions for short periods of time. The borrower is required to provide collateral on which AFG earns investment income, net of a fee to the lending agent. AFG records the collateral held (included in other assets) and the liability to return the collateral (included in other liabilities) in its

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Balance Sheet at fair value. The securities loaned remain a recorded asset on AFG's Balance Sheet. At June 30, 2007, the fair value of collateral held was approximately $154 million and the fair value of securities loaned plus accrued interest was approximately $151 million.

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

  DPAC related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of actual and expected gross profits on the policies. To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains on marketable securities, a component of "Accumulated Other Comprehensive Income (Loss), net of tax" in the shareholders' equity section of the Balance Sheet.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Adjustments to net earnings:
Dilution of majority-owned subsidiaries	($0.4)	($0.4)	($0.9)	($0.5)
Assumed issuance of shares under
deferred compensation plan	-	0.2	(0.1)	-

Adjustments to weighted average common shares:
Stock-based compensation plans	2.8	2.6	2.9	2.1

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

  Acquisitions and Sales of Operations

Great American Financial Resources  In May 2007, AFG and GAFRI (an 81%-owned subsidiary) entered into a definitive merger agreement under which GAFRI would acquire all of the outstanding GAFRI shares not currently held by AFG at a price of $24.50 per share in cash, for a total purchase price of approximately $225 million. AFG

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

expects the merger to be completed in September 2007 and expects that GAFRI will use excess capital plus borrowings from AFG to fund the transaction.

Ceres Group, Inc.  In August 2006, GAFRI acquired Ceres Group, Inc. ("Ceres") for $204.4 million in cash (plus approximately $8 million in direct transaction costs). In connection with the acquisition, Ceres reinsured 100% of its major medical business and 50% of its in-force senior business, which focuses primarily on sales of Medicare supplement and other supplemental insurance products to the senior market. As a result of the reinsurance, Ceres has exited the major medical business. Following the acquisition, Ceres paid a $60 million return of capital distribution to GAFRI. In the second quarter of 2007, goodwill related to Ceres increased by $8.8 million due to a refinement of the purchase price allocation.

Chatham Bars Inn  In June 2006, GAFRI sold a resort hotel located on Cape Cod for $166 million. See Note H - "Discontinued Operations."

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables (in millions) show AFG's revenues and operating earnings before income taxes by significant business segment and sub-segment.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 238.8	$225.1	$ 467.4	$ 425.1
Specialty casualty	212.2	197.3	423.4	385.5
Specialty financial	112.4	97.5	226.8	193.7
California workers' compensation	58.7	75.8	121.5	153.1
Other	11.3	18.8	33.9	35.6
Other lines	.1	.5	.3	1.1
	633.5	615.0	1,273.3	1,194.1
Investment income	86.8	81.1	170.7	160.7
Realized gains	7.0	1.3	9.7	27.3
Other	48.9	50.9	99.3	97.9
	776.2	748.3	1,553.0	1,480.0
Annuity and supplemental insurance:
Investment income	159.5	150.4	318.3	300.8
Life, accident and health premiums	103.4	75.5	210.0	157.6
Realized gains (losses)	8.1	(8.8)	10.0	(5.1)
Other	31.8	21.7	58.9	46.2
	302.8	238.8	597.2	499.5
Other	12.9	7.9	21.3	11.6
	$1,091.9	$995.0	$2,171.5	$1,991.1

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 26.1	$ 31.1	$ 64.7	$ 73.2
Specialty casualty	67.3	28.4	126.3	43.0
Specialty financial	10.6	.6	14.3	1.4
California workers' compensation	11.6	16.3	25.1	28.8
Other (a)	(1.0)	.5	(12.4)	.3
Other lines (b)	(44.4)	(3.9)	(45.1)	(5.0)
	70.2	73.0	172.9	141.7
Investment income, realized gains
and other	72.2	75.3	156.8	173.1
	142.4	148.3	329.7	314.8

Annuity and supplemental insurance	35.0	18.6	66.1	48.1
Other (c)	(64.9)	(20.3)	(88.4)	(46.5)
	$ 112.5	$146.6	$ 307.4	$ 316.4

(a) Includes a first quarter 2007 charge of $13.5 million to adjust a retroactive reinsurance gain.
(b) Includes a second quarter 2007 charge of $44.2 million to increase asbestos and environmental reserves.
(c) Includes holding company expenses and a second quarter 2007 charge of
$41 million related to asbestos and environmental liabilities at former railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Deferred Policy Acquisition Costs  As discussed in Note A - "Accounting Policies," deferred policy acquisition costs related to annuities are adjusted for changes in unrealized gains (losses) on securities.

  Included in deferred policy acquisition costs in AFG's Balance Sheet are $75.1 million and $95.0 million at June 30, 2007, and December 31, 2006, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and supplemental insurance business. In the second quarter of 2007, PVFP was reduced by $12.3 million due to a refinement of the purchase price allocation for the August 2006 Ceres acquisition. The PVFP amounts are net of $78.1 million and $70.5 million of accumulated amortization. Amortization of the PVFP was $2.4 million in the second quarter and $7.6 million during the first six months of 2007 and $1.6 million in the second quarter and $3.3 million in the first six months of 2006, respectively. The increase in amortization compared to the 2006 periods reflects the acquisition of Ceres.
  Long-Term Debt  The carrying value of long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2007	2006
Holding Company:
AFG 7-1/8% Senior Debentures due April 2009	$173.1	$182.9
AFG Senior Convertible Notes due June 2033	189.7	189.7
AFG 7-1/8% Senior Debentures due February 2034	115.0	115.0
AFG 7-1/8% Senior Debentures due December 2007	59.5	59.5
Other	3.7	3.8
	541.0	550.9
Subsidiaries:
GAFRI 7-1/2% Senior Debentures due November 2033	112.5	112.5
GAFRI 7-1/4% Senior Debentures due January 2034	86.3	86.3
GAFRI 6-7/8% Senior Notes due June 2008	28.5	31.5
GAFRI borrowings under AFG/GAFRI credit facility	16.0	-
Notes payable secured by real estate	67.7	67.8
American Premier Underwriters 10-7/8% Subordinated
Notes due May 2011	8.0	8.1
Other	2.3	6.9
	321.3	313.1
Payable to Subsidiary Trusts:
GAFRI 7.35% Subordinated Debentures due May 2033	20.0	20.0
GAFRI 8-7/8% Subordinated Debentures	-	22.0
National Interstate Variable Rate Subordinated
Debentures due May 2033	15.0	15.0
	35.0	57.0

	$897.3	$921.0

At June 30, 2007, scheduled principal payments on debt for the balance of 2007 and the subsequent five years were as follows: 2007 - $60.5 million; 2008 - $29.2 million; 2009 - $174.6 million; 2010 - $2.9 million; 2011 - $25.1 million; and 2012 - $1.4 million.

As shown below (in millions), the majority of AFG's long-term debt is unsecured obligations of the holding company and its subsidiaries:

	June 30,	December 31,
	2007	2006
Unsecured obligations	$829.6	$853.2
Obligations secured by real estate	67.7	67.8
	$897.3	$921.0

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On March 1, 2007, GAFRI used funds borrowed under the AFG/GAFRI bank credit facility to redeem its $22 million in outstanding 8-7/8% Subordinated Debentures due 2027 for $22.9 million.

In March 2006, AFG and GAFRI replaced their existing credit agreements with a five-year revolving credit facility under which they can borrow a combined $500 million. AFG and GAFRI have agreed not to borrow more than $325 million and $200 million, respectively, under the credit facility and AFG has agreed to guarantee amounts borrowed by GAFRI. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating. At June 30, 2007, GAFRI had $16 million in borrowings outstanding under the credit facility (interest rate of 6.1% at June 30, 2007).

To achieve a desired balance between fixed and variable rate debt, GAFRI has entered into interest rate swaps that effectively convert its 6-7/8% fixed rate Senior Notes to a floating rate of 3-month LIBOR plus 2.9%.

AFG's Senior Convertible Notes were issued at a price of 37.153% of the principal amount due at maturity. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which interest at 4% annually will be accrued and added to the carrying value of the Notes. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at accreted value ranging from $371.53 per Note to $1,000 per Note at maturity. Generally, holders may convert each Note into 17.2524 shares of AFG Common Stock (at $21.53 per share currently) (i) if the average market price of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value ($25.84 per share currently) for a specified period, (ii) if the credit rating of the Notes is significantly lowered, or, (iii) if AFG calls the notes for redemption. Based on the market price of AFG's Common Stock during the quarter ended June 30, 2007, the Notes are currently convertible through September 30, 2007. AFG has delivered cash in lieu of Common Stock upon conversion of the Notes and intends to continue to do so. Accordingly, shares issuable upon conversion of the Notes are not treated as dilutive.
  Shareholders' Equity  In December 2006, AFG completed a three-for-two common stock split. See "Stock Split" in Note A - "Accounting Policies." AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Accumulated Other Comprehensive Income (Loss), Net of Tax  The components of accumulated other comprehensive income (loss) were as follows (in millions):

	June 30,	December 31,
	2007	2006
Net unrealized gain (loss) on securities	($62.0)	$50.7
Foreign currency translation adjustment	17.0	4.3
Unrealized pension and other postretirement benefits	3.3	.5

Total accumulated other comprehensive income (loss)	($41.7)	$55.5

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

Total compensation expense related to stock incentive plans of AFG and its two public subsidiaries was as follows: second quarter of 2007 and 2006 - $4.1 million and $2.6 million; six months of 2007 and 2006 - $10.7 million and $4.8 million, respectively. Stock-based compensation expense for the first six months of 2007 includes $3.9 million in first quarter non-deductible stock awards.

  Income Taxes  AFG increased its liability for unrecognized tax benefits and reduced retained earnings by $14.9 million for the cumulative effect of implementing the provisions of FIN 48 on January 1, 2007. Total unrecognized income tax benefits at January 1, 2007, were $47.5 million, including $9.5 million for interest and municipal penalties. Included in this balance are $43.4 million of unrecognized benefits that, if recognized, would reduce AFG's effective tax rate. Other than the municipal settlement discussed below, these amounts did not change materially as of June 30, 2007, and no significant changes to the liability are anticipated within the next 12 months.

As of January 1, 2007, AFG's 2004, 2005 and 2006 tax years remain subject to examination by the IRS. In addition, AFG has several tax years for which there are ongoing disputes. AFG has subsidiaries in various states, cities and provinces that are currently under audit for years ranging from 1995 through 2004. In April 2007, AFG signed a settlement agreement with a municipality. As a result of this settlement, AFG reduced its liability for unrecognized income tax benefits by $5.7 million ($3.7 million net of federal tax effect) in the second quarter of 2007.

  Discontinued Operations  In the second quarter of 2006, GAFRI sold Chatham Bars Inn, its resort-hotel property located on Cape Cod for $166 million. The results of operations of this investment property and the $25.8 million gain on sale (after tax and minority interest) are presented as discontinued operations in the Statement of Earnings. Discontinued operations for 2007 represent additional gains on operations sold in previous years, primarily the settlement of a contingency associated with the Chatham sale.
  Commitments and Contingencies  Except as discussed in Management's Discussion and Analysis - "Asbestos and Environmental Reserve Charge," there have been no significant changes to the matters discussed and referred to in Note M - "Commitments and Contingencies" of AFG's 2006 Annual Report on Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	16	Results of Operations	22
Overview	16	General	22
Critical Accounting Policies	17	Income Items	22
Liquidity and Capital Resources	18	Expense Items	26
Sources of Funds	18	Recent Accounting Standard	27
Investments	19	Proposed Accounting Standard	28
Uncertainties	22

_____________________________________________________________________________________________________

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This safe harbor does not apply to statements with respect to the pending transaction with GAFRI. Some of the forward-looking statements can be identified by the use of words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "seeks", "could", "may", "should", "will" or the negative version of those words or other comparable terminology. Such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings and investment activities; recoverability of asset values; expected losses and the adequacy of reserves for asbestos, environmental pollution and mass tort claims; rate increases; and improved loss experience.

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

At June 30, 2007, AFG (parent) had approximately $160 million in cash and securities and no amounts borrowed under the AFG/GAFRI bank line of credit. GAFRI had $16 million borrowed under this line at June 30, 2007.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, and in the sale of traditional fixed, indexed and variable annuities and a variety of supplemental insurance products.

AFG's net earnings for the second quarter and first six months of 2007 were $67.0 million ($.54 per share, diluted) and $180.6 million ($1.47 per share, diluted), respectively, compared to $122.9 million ($1.02 per share, diluted) and $224.4 million ($1.87 per share) reported in the same periods of 2006. These results reflect higher earnings from the Company's ongoing insurance operations, lower gains from sales of real estate, and the effect of charges to strengthen reserves for asbestos and other environmental exposures ("A&E") within the property and casualty insurance run-off operations and A&E reserves related to former railroad and manufacturing operations.

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
    the establishment of insurance reserves, especially asbestos and environmental-related reserves, the recoverability of reinsurance,
    the recoverability of deferred acquisition costs,
    the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and the determination of "other-than-temporary" impairment on investments.

For a discussion of these policies, see Management's Discussion and Analysis - "Critical Accounting Policies" in AFG's 2006 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	June 30,	December 31,
	2007	2006	2005
Long-term debt	$ 897	$ 921	$1,000
Total capital (*)	4,291	4,160	3,703
Ratio of debt to total capital:
Including debt secured by real estate	20.9%	22.1%	27.0%
Excluding debt secured by real estate	19.7%	20.9%	26.3%

(*) Includes long-term debt, minority interest and
shareholders' equity (excluding unrealized gains (losses)
related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.39 for the six months ended June 30, 2007 and 2.62 for the entire year of 2006. Excluding annuity benefits, this ratio was 8.24 and 9.15, respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

In March 2006, AFG and GAFRI replaced their existing credit agreements with a five-year revolving credit facility under which they can borrow a combined $500 million. AFG and GAFRI have agreed not to borrow more than $325 million and $200 million, respectively, under the credit facility and AFG has agreed to guarantee amounts borrowed by GAFRI. GAFRI had $16 million in borrowings outstanding under this agreement at June 30, 2007, bearing interest at a rate of 6.1% at June 30, 2007.

In addition to parent company cash and marketable securities of approximately $160 million, AFG can borrow approximately $230 million on its bank line and maintain its desired debt to total capital ratio of less than 25%.

Under a currently effective shelf registration statement, AFG can offer additional equity or debt securities. The shelf registration provides AFG with greater flexibility to access the capital markets from time to time as market and other conditions permit.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Subsidiary Liquidity On March 1, 2007, GAFRI used funds borrowed under the AFG/GAFRI bank credit line to redeem its $22 million in outstanding 8-7/8% Subordinated Debentures for $22.9 million in cash.

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

Investments  AFG's investment portfolio at June 30, 2007, contained $15.2 billion in "Fixed maturities" classified as available for sale and $921 million in "Equity securities," all carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At June 30, 2007, AFG had a pretax net unrealized loss of $262 million on fixed maturities and a pretax net unrealized gain of $118 million on other stocks.

Approximately 94% of the fixed maturities held by AFG at June 30, 2007, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio should generate a stable and predictable investment return.

Since fixed maturities and stocks are carried at fair value in the balance sheet, there is virtually no effect on financial condition upon the sale and ultimate realization of unrealized gains and losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at June 30, 2007, is shown in the following table (dollars in millions). Approximately $196 million of available for sale "Fixed maturities" had no unrealized gains or losses at June 30, 2007.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$2,958	$12,083
Amortized cost of securities	$2,884	$12,419
Gross unrealized gain (loss)	$ 74	($ 336)
Fair value as % of amortized cost	103%	97%
Number of security positions	886	1,978
Number individually exceeding
$2 million gain or loss	-	5
Concentration of gains (losses) by type or
industry (exceeding 5% of unrealized):
Mortgage-backed securities	$14.3	($133.3)
Banks, savings and credit institutions	5.6	(53.5)
U.S. Government and government agencies	1.1	(16.9)
State and municipal	2.9	(19.5)
Insurance companies	4.3	(19.0)
Gas and electric services	9.5	(18.7)
Air transportation and courier services	4.2	(0.5)
Percentage rated investment grade	85%	97%

Over 99% of AFG's mortgage-backed securities are rated "AAA." At June 30, 2007, approximately 3% of AFG's fixed maturity portfolio was invested in mortgage-backed securities in which the underlying collateral is sub-prime mortgages. At that date, the net unrealized loss on these securities was approximately $8.3 million. The securities are collateralized by fixed-rate mortgages and have an overall average life of less than 2 1/2 years. None of the securities have been subject to downgrades or "watch listing" by rating agencies. At June 30, 2007, AFG had no collateralized debt obligations secured by residential mortgages. Investments in private partnerships and hedge funds (included in other investments) were less than 0.2% of AFG's total cash and investments at June 30, 2007.

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at June 30, 2007, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	10%	4%
After one year through five years	39	21
After five years through ten years	29	34
After ten years	9	5
	87	64
Mortgage-backed securities	13	36
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at June 30, 2007

Securities with unrealized gains:
Exceeding $500,000 (24 issues)	$ 203	$ 19	110%
Less than $500,000 (862 issues)	2,755	55	102
	$ 2,958	$ 74	103%

Securities with unrealized losses:
Exceeding $500,000 (177 issues)	$ 3,643	($159)	96%
Less than $500,000 (1,801 issues)	8,440	(177)	98
	$12,083	($336)	97%

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Loss	Basis
Fixed Maturities with Unrealized
Losses at June 30, 2007

Investment grade with losses for:
One year or less (766 issues)	$ 4,503	($ 80)	98%
Greater than one year (1,120 issues)	7,222	(248)	97
	$11,725	($328)	97%

Non-investment grade with losses for:
One year or less (54 issues)	$ 180	($ 3)	98%
Greater than one year (38 issues)	178	(5)	97
	$ 358	($ 8)	98%

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

During the first half of 2006, AFG realized a loss of $444,000 on the sale of a fixed maturity security that had an unrealized loss greater than $500,000 at December 31, 2006. The fair value of this security increased by $177,000 from year-end 2006 to the sale date.

Uncertainties  Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management's Discussion and Analysis - "Uncertainties" in AFG's 2006 Form 10-K.

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

AFG reported operating earnings before income taxes of $112.5 million for the second quarter of 2007 compared to $146.6 million for the 2006 second quarter. A $37.7 million improvement in Specialty property and casualty underwriting results compared to the 2006 quarter was more than offset by charges of $44.2 million to strengthen reserves for A&E exposure within the property and casualty insurance run-off operations and $43.0 million to increase A&E reserves related to former railroad and manufacturing operations. Results for the second quarter of 2007 also include $14.0 million in net realized gains on securities compared to net realized losses of $7.5 million in the 2006 quarter.

Six month pretax operating earnings decreased by $9.0 million compared to 2006 reflecting a $71.3 million improvement in Specialty property and casualty insurance underwriting results which was more than offset by the second quarter A&E charges discussed above.

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

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross Written Premiums (GAAP)
Property and transportation	$421	$400	$ 744	$ 718
Specialty casualty	350	367	711	742
Specialty financial	139	135	277	254
California workers' compensation	61	75	129	160
Other	1	3	-	-
	$972	$980	$1,861	$1,874

Net Written Premiums (GAAP)
Property and transportation	$277	$268	$ 522	$ 499
Specialty casualty	209	206	425	408
Specialty financial	121	104	236	197
California workers' compensation	57	71	122	151
Other	17	23	32	40
	$681	$672	$1,337	$1,295

Combined Ratios (GAAP)
Property and transportation	89.1%	86.2%	86.2%	82.7%
Specialty casualty	68.3	85.6	70.1	88.8
Specialty financial	90.6	99.4	93.8	99.3
California workers' compensation	80.2	78.5	79.4	81.2
Total Specialty	81.8	87.5	82.9	87.7
Aggregate (including discontinued
lines)	88.9%	88.1%	86.4%	88.1%

Net written premiums for the Specialty insurance operations increased 1% for the second quarter and 3% for the first six months compared to the same periods in 2006. Premium growth continues to be impacted by the effect of significant rate declines in the California workers' compensation business. Excluding that business, the net written premiums of the other specialty groups grew 4% for the quarter and 6% for the six months compared to the 2006 periods. Apart from rate decreases in the California workers' compensation business, average rate levels in AFG's other specialty operations were down about 2% through the first half of the year.

The Specialty insurance operations generated an underwriting profit of $114.6 million in the 2007 second quarter, $37.7 million higher than the same quarter a year earlier, resulting from a higher amount of favorable reserve development and lower catastrophe losses. The results for the 2007 quarter include $45.0 million (7.1 points) of favorable reserve development and $5.0 million (0.8 points) of catastrophe losses, principally from severe storms in the northeastern and Midwestern parts of the United States. The results for the 2006 quarter include $12.2 million (2.0 points) of favorable development and $11.6 million (1.9 points) of catastrophe losses. Underwriting profit of the specialty insurance operations was $218.0 million for the first six months of 2007, 49% above the 2006 period, primarily reflecting the positive impact of more favorable reserve development within the Specialty casualty group and lower catastrophe losses.

Property and transportation gross written premiums for the 2007 three and six month periods were 5% and 4% higher than in the respective 2006 periods. Premium growth was reduced by the impact of exiting the earthquake-exposed

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

excess property business, which was heavily reinsured, in the early part of 2006. Excluding that effect, gross written premiums for the 2007 three and six month periods were up 10% and 9%, respectively, over the 2006 periods due to growth in the crop, transportation and inland marine operations. Net written premiums were 4% and 5% higher than the respective 2006 periods. The combined ratio increased 2.9 points for the quarter and 3.5 points for the six months compared to the 2006 periods reflecting lower underwriting profits in the agricultural and trucking insurance operations which more than offset a significant improvement within the inland and ocean marine operations. The six-month results include $20.7 million (4.4 points) of favorable reserve development compared to $27 million (6.4 points) in the 2006 period.

Specialty casualty gross written premiums for the 2007 three and six month periods were 5% and 4% below the same 2006 periods due primarily to volume reductions in the excess and surplus and general liability lines resulting from stronger competition within these commercial casualty markets. Net written premiums were 1% and 4% higher than the respective 2006 periods due primarily to lower premiums ceded under reinsurance agreements. The 17.3 point improvement for the quarter and 18.7 point improvement for the six months in the combined ratio compared to the 2006 periods reflect $38.9 million (18.3 points) of favorable reserve development in the 2007 quarter and $80.4 million (19.0 points) for the six months of 2007 compared to negligible development in the 2006 periods. The 2007 favorable development was primarily in the general liability and excess and surplus businesses.

Specialty financial gross and net written premiums for the 2007 second quarter were up 3% and 15%, respectively, over the same period last year. Volume growth in the financial institutions, lease and loan and surety operations were partly offset by lower premiums resulting from the run-off of the residual value insurance ("RVI") business. The higher net written premium growth rate resulted from greater premium retention in the group's lease and loan operations. These factors, plus new business volume in the fidelity and crime operations during the 2007 first quarter, contributed to the strong premium growth through the first half of 2007. The 8.8 point improvement for the quarter and 5.5 point improvement for the six months in the combined ratio compared to the 2006 periods reflect significant improvement in the financial institutions, fidelity and crime and lease and loan operations, as well as better results within the run-off RVI business. Excluding the RVI business, this group's combined ratio was 89.3% for the first six months of 2007.

California workers' compensation gross written premiums were down 19% for both the second quarter and the six months compared to the 2006 periods, reflecting the effect of significantly lower premium rates. These rate reductions averaged about 24% through the first half of this year and demonstrate the positive effects of reform legislation in lowering workers' compensation costs for employers. Net written premiums for the second quarter and first six months of 2007 were about 20% below the same 2006 periods. This business' underwriting margins continue to benefit from the improved claims environment resulting from the California workers' compensation reform legislation. The second quarter of 2007 includes 9.0 points of favorable prior year development while the 2006 second quarter includes 2.2 points of favorable development. Results for the first six months of 2007 include 8.2 points of favorable development compared to less than a point in the 2006 period. Due to the long-tail nature of this business, AFG continues to be conservative in recognizing the benefits from the reform legislation until a higher percentage of claims are paid and the ultimate impact of reforms can be determined.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Asbestos and Environmental Reserve Charge AFG recently completed the previously announced comprehensive study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty group and its exposures related to former railroad and manufacturing operations and sites. Similar studies were completed in 2005 and 2003, respectively. The studies were done with the aid of respected outside actuarial and engineering firms and specialty outside counsel.

As a result of the study, AFG recorded a $44.2 million charge (net of reinsurance) to increase the property and casualty group's asbestos reserves by $30.8 million and its environmental reserves by $13.4 million. At June 30, 2007, the property and casualty group's A&E reserves were $455.6 million, net of reinsurance recoverables. At that date, AFG's three year survival ratio was 17.4 times paid losses for the asbestos reserves and 11.4 times paid losses for the total A&E reserves. These ratios compare favorably with A.M. Best's most recent report on A&E survival ratios (March 2007) which were 9.0 for asbestos and 8.0 for total industry A&E reserves. Excluding amounts associated with the settlements of asbestos related coverage litigation for A.P. Green Industries (see "Legal Proceedings" in AFG's 2006 Form 10-K) and another large claim, AFG's three year survival ratio was 10.6 and 7.8 times paid losses for the asbestos reserves and total A&E reserves, respectively.

The primary causes of the increase in asbestos reserves were an increase in settlement amounts attributable to mesothelioma claims, the impact of a large case settlement (in principle) with an installer of material containing asbestos, and continuing uncertainties related to non-product liability exposures. These trends were partially offset by lower than anticipated notices of new accounts and favorable development in our assumed reinsurance run-off operations. The primary reason for the increase in environmental reserves was a reassessment of the potential amount of loss related to certain environmental sites owned by a single insured.

In addition to the property and casualty group, the study encompassed reserves for asbestos and environmental exposures of our former railroad and manufacturing operations. As a result of the study, AFG recorded a $43.0 million charge (included in other expenses) to increase the A&E reserves related to these former operations. The $19.0 million increase in asbestos reserves was the result of increasing estimates of the cost of mesothelioma claims partially offset by lower estimated overall claim counts. The $24.0 million increase in environmental reserves was due primarily to increased clean up estimates at certain former railroad and manufacturing sites.

The study relied on a ground-up exposure analysis. With respect to asbestos, it considered products and non-products exposures, paid claims history, the pattern of new claims, settlements and projected development. The asbestos legal climate remains very difficult to predict. While some progress has been made in state asbestos tort reform and judicial rulings, that progress has been somewhat offset by increased claims costs, increased defense costs, the assertion of non-products theories and an expanding pool of plaintiffs and defendants.

Life, Accident and Health Premiums and Benefits  The increase in life, accident and health premiums and benefits in the second quarter and first six months of 2007 compared to the same 2006 periods reflects the August 2006 acquisition of Ceres. For the six months, the effect of the Ceres acquisition was partially offset by the effect of the January 2006 sale of GAPR. The Ceres acquisition broadens GAFRI's distribution in both the independent agent and captive agent channels.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Investment Income  The increase in investment income for the second quarter and first six months of 2007 compared to the same periods in 2006 reflects an increase in average cash and investments of approximately $1.3 billion (8%) for the second quarter and $1.4 billion (9%) for the six months.

Realized Gains  Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist. Realized gains for 2006 includes a $23.6 million pretax gain in the first quarter on the sale of AFG's interest in The Cincinnati Reds.

Realized gains on securities include provisions for other than temporary impairment of securities still held as follows: second quarter of 2007 and 2006 - $2.2 million and $2.8 million; six months of 2007 and 2006 - $11.3 million and $5.8 million, respectively.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, marinas, apartments and office buildings; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Earnings as shown below (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Other income	$26.6	$24.0	$47.5	$45.1
Other operating and general expenses	16.5	17.1	31.7	31.5
Interest charges on borrowed money	1.1	.3	2.1	.7
Minority interest expense	.3	.8	.1	2.2

Income from real estate operations includes net pretax gains on the sale of real estate assets of $7.5 million in the second quarter and $13.5 million in the first six months of 2007 compared to $6.2 million and $13.2 million for the 2006 periods.

Real Estate Operations - Discontinued  In June 2006, GAFRI sold Chatham Bars Inn, a resort hotel located on Cape Cod, Massachusetts, for $166 million. After sales expenses, contingencies and the write-off of certain deferred acquisition costs on annuities associated with the gain recognition, GAFRI recognized a pretax gain of approximately $48.7 million. In the second quarter of 2007, GAFRI received an additional escrow payment in connection with the sale. Chatham's 2006 operating results and the gains on the sale of Chatham are reported as discontinued operations in the Statement of Earnings.

Other Income  The $13.6 million increase for the second quarter and $23.0 million for the first six months of 2007 compared to the 2006 periods is due primarily to fee income generated from reinsurance agreements entered into in connection with the Ceres acquisition in August 2006 and higher fee income resulting from growth in the annuity business and the property and casualty dealer services business.

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

Annuity benefits increased $6.4 million for the second quarter and $12.4 million the first six months of 2007 compared to the 2006 periods, reflecting higher sales of fixed-indexed annuities, partially offset by a lower average crediting rate.

Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and life business deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired ("PVFP"). The $10.5 million and $21.4 million increases in annuity and supplemental insurance acquisition expenses for the second quarter and first six months of 2007, respectively, compared to the 2006 periods reflect the growth in GAFRI's business as well as the acquisition of Ceres in August 2006.

The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Other Operating and General Expenses  Other operating and general expenses increased $73.4 million (68%) for the second quarter and $70.7 million (32%) for the first six months of 2007 compared to the 2006 periods. Other operating and general expenses for the second quarter of 2007 include a $43.0 million charge to increase liabilities related to asbestos and environmental exposures related to AFG's former railroad and manufacturing operations and a $12.5 million charge related to a consumer services contract in AFG's warranty business. For a discussion of the study that resulted in the A&E charge, see "Asbestos and Environmental Reserve Charge" under Results of Operations - "Property and Casualty Insurance - Underwriting." Other operating and general expenses also include $1.4 million and $6.3 million in losses on retirement of debt in the first six months of 2007 and 2006, respectively.

Income Taxes  Income tax expense reflects benefits of $3.5 million in the second quarter of 2007 and $8.7 million in the second quarter of 2006 related to the favorable resolution of certain tax issues.

Recent Accounting Standard

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to irrevocably elect to report certain financial assets and liabilities (including most insurance contracts) at fair value and recognize the unrealized gains and losses on such items in earnings. SFAS No. 159 is effective January 1, 2008, for calendar year companies. AFG is currently evaluating whether it will elect the fair value option for any of its eligible assets or liabilities.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Proposed Accounting Standard

Convertible Notes  The FASB has proposed an amendment to SFAS No. 128, "Earnings per Share." Currently, SFAS No. 128 allows companies issuing securities that can be settled in cash or stock (such as AFG's convertible notes) to exclude the issuable shares from the calculation of diluted earnings per share when there is a stated intent and ability to deliver cash in lieu of stock upon settlement or conversion. The proposed statement would require companies to assume settlement in stock (despite the ability and intent to settle in cash) and include those shares in the calculation of diluted earnings per share. The FASB is expected to issue a revised proposal in the third quarter of 2007.

_______________________________________________

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of June 30, 2007, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2006 Form 10-K.

ITEM 4

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG's internal control over financial reporting during the second fiscal quarter of 2007 that materially affected, or are reasonably likely to materially affect, AFG's internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG's business processes and procedures during the second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities  AFG repurchased 444,300 shares of its Common Stock at an average price of $34.33 per share in June 2007 under its publicly announced share repurchase program. AFG may repurchase 4.2 million additional shares under this Program, which has been approved by AFG's Board of Directors.

Under AFG's shareholder-approved Stock Option Plan, 1,068 shares of AFG Common Stock were tendered at $35.32 per share in connection with the exercise of stock options in May 2007.

ITEM 4

Submission of Matters to a Vote of Security Holders

AFG's Annual Meeting of Shareholders was held on May 17, 2007; there were three matters voted upon: (Item 1) election of nine directors, (Item 2) ratifying Ernst & Young LLP as independent registered public accounting firm and (Item 3) approval of the 2007 Annual Senior Executive Bonus Plan.

The votes cast for, against, withheld and the number of abstentions as to each matter voted on at the 2007 Annual Meeting is set forth below:

Name	For	Against	Withheld	Abstain

Item 1
Kenneth C. Ambrecht	104,841,439	N/A	554,105	N/A
Theodore H. Emmerich	104,132,644	N/A	1,262,901	N/A
James E. Evans	101,795,992	N/A	3,599,553	N/A
Terry S. Jacobs	104,851,937	N/A	543,607	N/A
Carl H. Lindner	100,523,760	N/A	4,871,783	N/A
Carl H. Lindner III	103,711,308	N/A	1,684,235	N/A
S. Craig Lindner	103,698,307	N/A	1,697,237	N/A
William R. Martin	104,141,600	N/A	1,253,944	N/A
William W. Verity	102,504,510	N/A	2,891,034	N/A

Item 2	105,166,837	167,573	N/A	61,078

Item 3	99,864,791	5,340,688	N/A	190,003

N/A - Not Applicable

ITEM 5

Other Information

Because AFG does not foresee the need to raise capital through equity issuances in the near future, it has exercised its right to terminate the equity distribution agreement with UBS Securities LLC.

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
American Financial Group, Inc.

August 8, 2007	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)