Form 10-Q
period 2007-09-30
AMERICAN FINANCIAL GROUP INC
filed 2007-11-09
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

As of November 1, 2007, there were 115,415,620 shares of the Registrant's Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

ITEM I - FINANCIAL STATEMENTS

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)

(Dollars In Millions)
	September 30,	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$ 729.2	$ 1,329.0
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $15,254.0 and $14,663.0)	15,114.7	14,624.3
Trading - at fair value	275.9	276.4
Equity securities - at fair value
(cost - $958.0 and $606.4)	1,031.2	729.4
Mortgage loans	346.5	264.5
Policy loans	269.9	267.1
Real estate and other investments	285.7	248.3
Total cash and investments	18,053.1	17,739.0
Recoverables from reinsurers and prepaid
reinsurance premiums	3,703.5	3,625.2
Agents' balances and premiums receivable	811.6	599.4
Deferred policy acquisition costs	1,382.9	1,266.9
Other receivables	463.3	425.0
Variable annuity assets (separate accounts)	717.1	700.5
Prepaid expenses and other assets	779.9	577.3
Goodwill	204.5	167.8

	$26,115.9	$25,101.1

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 6,216.8	$ 6,027.7
Unearned premiums	1,892.0	1,653.9
Annuity benefits accumulated	9,978.5	9,456.7
Life, accident and health reserves	1,472.2	1,414.7
Payable to reinsurers	411.5	314.9
Long-term debt	897.2	921.0
Variable annuity liabilities (separate accounts)	717.1	700.5
Accounts payable, accrued expenses and other
liabilities	1,422.1	1,398.9
Total liabilities	23,007.4	21,888.3

Minority interest	95.6	283.9

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 115,530,808 and 119,303,928 shares outstanding	115.5	119.3
Capital surplus	1,202.1	1,220.5
Retained earnings	1,695.4	1,533.6
Accumulated other comprehensive income (loss),
net of tax	(.1)	55.5
Total shareholders' equity	3,012.9	2,928.9

	$26,115.9	$25,101.1

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (unaudited)

(In Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Income:
Property and casualty insurance premiums	$ 757.5	$ 730.9	$2,030.8	$1,925.0
Life, accident and health premiums	105.6	91.7	315.6	249.3
Investment income	252.7	233.1	747.5	698.5
Realized gains (losses) on securities	(7.1)	(2.4)	11.6	19.9
Other income	86.1	83.2	260.8	234.9
	1,194.8	1,136.5	3,366.3	3,127.6
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	436.0	424.8	1,117.7	1,135.3
Commissions and other underwriting
expenses	219.7	225.3	638.4	567.2
Annuity benefits	94.5	88.4	273.7	255.2
Life, accident and health benefits	87.1	69.1	258.0	203.3
Annuity and supplemental insurance
acquisition expenses	40.0	38.2	125.2	102.0
Interest charges on borrowed money	17.8	18.3	53.6	53.9
Other operating and general expenses	115.9	115.1	408.5	337.0
	1,011.0	979.2	2,875.1	2,653.9

Operating earnings before income taxes	183.8	157.3	491.2	473.7
Provision for income taxes	62.9	56.5	172.0	157.8

Net operating earnings	120.9	100.8	319.2	315.9

Minority interest expense	(7.8)	(6.7)	(26.4)	(21.7)
Equity in net losses of investee,
net of tax	(.4)	(.6)	(1.2)	(1.6)

Earnings from continuing operations	112.7	93.5	291.6	292.6
Discontinued operations, net of tax	-	-	1.7	25.3

Net Earnings	$ 112.7	$ 93.5	$ 293.3	$ 317.9

Basic earnings per Common Share:
Continuing operations	$ .96	$ .79	$2.46	$2.49
Discontinued operations	-	-	.01	.21
Net earnings available to Common Shares	$ .96	$ .79	$2.47	$2.70

Diluted earnings per Common Share:
Continuing operations	$ .93	$ .77	$2.39	$2.43
Discontinued operations	-	-	.01	.21
Net earnings available to Common Shares	$ .93	$ .77	$2.40	$2.64

Average number of Common Shares:
Basic	117.6	118.1	118.9	117.8
Diluted	119.8	120.6	121.6	120.1

Cash dividends per Common Share	$.10	$.092	$.30	$.275

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(Dollars in Millions)

				Accumulated
		Common Stock		Other
	Common	and Capital	Retained	Comprehensive
	Shares	Surplus	Earnings	Income (Loss)	Total
Balance at December 31, 2006	119,303,928	$1,339.8	$1,533.6	$ 55.5	$2,928.9

Cumulative effect of accounting change	-	-	(14.9)	-	(14.9)

Net earnings	-	-	293.3	-	293.3
Other comprehensive income, net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	(71.1)	(71.1)
Change in foreign currency translation	-	-	-	20.6	20.6
Change in unrealized pension and other
postretirement benefits	-	-	-	2.9	2.9
Total comprehensive income					245.7

Dividends on Common Stock	-	-	(35.8)	-	(35.8)
Shares issued:
Exercise of stock options	641,460	14.9	-	-	14.9
Dividend reinvestment plan	126,523	4.0	-	-	4.0
Employee stock purchase plan	29,112	1.0	-	-	1.0
Deferred compensation distributions	31,863	1.1	-	-	1.1
Directors fees paid in stock	9,965.4		-	-	.4
Stock incentive plan	114,594	3.9	-	-	3.9
Other stock-based compensation expense	-	7.1	-	-	7.1
Shares acquired and retired	(4,700,139)	(53.2)	(80.2)	-	(133.4)
Shares tendered in option exercises	(26,498)	(.3)	(.6)	-	(.9)
Effect of minority interest repurchased	-	-	-	(8.0)	(8.0)
Capital transactions of subsidiaries	-	(1.1)	-	-	(1.1)

Balance at September 30, 2007	115,530,808	$1,317.6	1,695.4	($ .1)	$3,012.9

Balance at December 31, 2005	117,101,271	$1,272.7	$1,134.1	$ 50.8	$2,457.6

Net earnings	-	-	317.9	-	317.9
Other comprehensive income, net of tax:
Change in unrealized gain on securities	-	-	-	(30.7)	(30.7)
Total comprehensive income					287.2

Dividends on Common Stock	-	-	(32.4)	-	(32.4)
Shares issued:
Exercise of stock options	1,541,427	35.8	-	-	35.8
Dividend reinvestment plan	145,243	3.8	-	-	3.8
Employee stock purchase plan	27,206.8		-	-	.8
Deferred compensation distributions	63,162	1.6	-	-	1.6
Directors fees paid in stock	12,780.4		-	-	.4
Shares tendered in option exercises	(217,953)	(2.4)	(3.8)	-	(6.2)
Stock-based compensation expense	-	5.1	-	-	5.1
Capital transactions of subsidiaries	-	1.9	-	-	1.9
Other	-	4.6	-	-	4.6

Balance at September 30, 2006	118,673,136	$1,324.3	$1,415.8	$ 20.1	$2,760.2

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In Millions)
	Nine months ended
	September 30,
	2007	2006
Operating Activities:
Net earnings	$ 293.3	$ 317.9
Adjustments:
Equity in net losses of investee	1.2	1.6
Minority interest	26.7	27.5
Depreciation and amortization	139.7	120.7
Annuity benefits	273.7	255.2
Realized gains on investing activities	(26.9)	(82.8)
Net purchases/sales of trading securities	(34.8)	(10.8)
Deferred annuity and life policy acquisition costs	(154.6)	(114.6)
Increase in reinsurance and other receivables	(321.1)	(503.6)
Decrease (increase) in other assets	(177.9)	48.8
Increase in insurance claims and reserves	483.8	546.2
Increase in payable to reinsurers	96.6	181.0
Increase (decrease) in other liabilities	10.3	(6.8)
Other, net	11.0	17.4
Net cash provided by operating activities	621.0	797.7

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(2,894.6)	(1,872.0)
Equity securities	(416.4)	(264.7)
Subsidiaries	(239.7)	(207.0)
Real estate, property and equipment	(25.0)	(36.9)
Maturities and redemptions of fixed maturity investments	1,125.5	708.5
Sales of:
Fixed maturity investments	1,164.1	1,176.9
Equity securities	125.4	185.9
Subsidiary	-	37.5
Real estate, property and equipment	24.0	36.2
Decrease (increase) in securities lending collateral	11.2	(159.2)
Cash and cash equivalents of businesses
acquired or sold, net	-	201.9
Increase in other investments	(108.5)	(38.7)
Net cash used in investing activities	(1,234.0)	(231.6)

Financing Activities:
Annuity receipts	1,204.5	914.3
Annuity surrenders, benefits and withdrawals	(1,057.3)	(898.6)
Net transfers from variable annuity assets	51.3	17.8
Additional long-term borrowings	142.0	117.5
Reductions of long-term debt	(167.5)	(207.0)
Increase (decrease) in securities lending obligation	(11.2)	159.2
Issuances of Common Stock	14.5	27.9
Repurchases of Common Stock	(133.4)	-
Cash dividends paid on Common Stock	(31.7)	(28.6)
Other, net	2.0	(.6)
Net cash provided by financing activities	13.2	101.9

Net Increase (Decrease) in Cash and Cash Equivalents	(599.8)	668.0

Cash and cash equivalents at beginning of period	1,329.0	471.8

Cash and cash equivalents at end of period	$ 729.2	$1,139.8

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES
A.	Accounting Policies	F.	Shareholders' Equity
B.	Acquisitions and Sales of	G.	Income Taxes
	Operations	H.	Discontinued Operations
C.	Segments of Operations	I.	Commitments and Contingencies
D.	Deferred Policy Acquisition Costs	J.	Condensed Consolidating
E.	Long-Term Debt		Information

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

  Investments  Fixed maturity and equity securities classified as "available for sale" are reported at fair value with unrealized gains and losses included in a separate component of shareholders' equity. Fixed maturity and equity securities classified as "trading" are reported at fair value with changes in unrealized holding gains or losses during the period included in investment income. Loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on fixed maturity securities are amortized using the interest method; mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations.

  Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary at the balance sheet date, a provision for impairment is charged to earnings (included in realized gains) and the cost basis of that investment is reduced.

  Certain AFG subsidiaries loan fixed maturity and equity securities to other institutions for short periods of time. The borrower is required to provide collateral on which AFG earns investment income, net of a fee to the lending

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  agent. AFG records the collateral held (included in other assets) and the liability to return the collateral (included in other liabilities) in its Balance Sheet at fair value. The securities loaned remain a recorded asset on AFG's Balance Sheet. At September 30, 2007, the fair value of collateral held was approximately $147 million and the fair value of securities loaned plus accrued interest was approximately $145 million.

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

  Certain annuity and supplemental insurance subsidiaries cede life insurance policies to a third party on a funds withheld basis whereby the subsidiaries retain the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance of the retained assets. These reinsurance contracts are considered to contain embedded derivatives (that must be adjusted to fair value) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. AFG determined that changes in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. The securities related to these transactions are classified as "trading." The adjustment to fair value on the embedded derivatives offsets the investment income recorded on the adjustment to fair value of the related trading portfolios.

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

  DPAC related to traditional life and health insurance is amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. DPAC includes the present value of future profits on business in force of insurance companies acquired by AFG's annuity and supplemental insurance business, which represents the portion of the costs to acquire companies that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. The present value of future profits is amortized with interest in relation to expected gross profits of the acquired policies for annuities and universal life products and in relation to the premium paying period for traditional life and health insurance products.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  Variable Annuity Assets and Liabilities  Separate accounts related to variable annuities represent the fair value of deposits invested in underlying investment funds on which AFG earns a fee. Investment funds are selected and may be changed only by the policyholder, who retains all investment risk.

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

  Stock-Based Compensation  All share-based grants are recognized as compensation expense over their vesting periods based on their calculated "fair value" at the date of grant. AFG uses the Black-Scholes pricing model to measure the fair value of employee stock options. See Note F - "Shareholders' Equity" for further information on stock options.

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

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Adjustments to net earnings:
Dilution of majority-owned subsidiaries	($0.1)	($0.4)	($1.0)	($0.9)
Assumed issuance of shares under
deferred compensation plan	(0.6)	-	(0.8)	-

Adjustments to weighted average common shares:
Stock-based compensation plans	2.3	2.5	2.7	2.3

  AFG's weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: third quarter of 2007 and 2006 - 2.5 million and 1.8 million; nine months of 2007 and 2006 - 1.1 million and 1.6 million.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Acquisitions and Sales of Operations

Great American Financial Resources  On September 28, 2007, Great American Financial Resources, Inc. ("GAFRI") completed the acquisition of the remaining 9.2 million shares (19%) of its common stock not previously owned by AFG at a price of $24.50 per share in cash. Total cost of the acquisition, including cash paid for vested options and merger costs, was $238 million. Based on the preliminary allocation of purchase price, the merger resulted in a $217 million reduction of minority interest and an increase of $21 million in goodwill.

Ceres Group, Inc.  In August 2006, GAFRI acquired Ceres Group, Inc. ("Ceres") for $204.4 million in cash (plus approximately $8 million in direct transaction costs). In connection with the acquisition, Ceres reinsured 100% of its major medical business and 50% of its in-force senior business, which focuses primarily on sales of Medicare supplement and other supplemental insurance products to the senior market. As a result of the reinsurance, Ceres has exited the major medical business. Following the acquisition, Ceres paid a $60 million return of capital distribution to GAFRI. During 2007, goodwill related to Ceres increased by $16.1 million due to a refinement of the purchase price allocation.

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
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 350.1	$ 322.4	$ 817.5	$ 747.5
Specialty casualty	206.6	207.6	630.0	593.1
Specialty financial	125.1	110.6	351.9	304.2
California workers' compensation	57.1	69.6	178.6	222.8
Other	18.4	20.3	52.3	55.9
Other lines	.2	.4	.5	1.5
	757.5	730.9	2,030.8	1,925.0
Investment income	89.6	79.8	260.3	240.5
Realized gains (losses)	(4.6)	1.4	5.1	28.7
Other	50.3	45.9	149.6	143.8
	892.8	858.0	2,445.8	2,338.0
Annuity and supplemental insurance:
Investment income	161.2	151.7	479.5	452.4
Life, accident and health premiums	105.6	91.7	315.6	249.3
Realized gains (losses)	(6.2)	(2.8)	3.8	(7.9)
Other	33.1	33.0	92.0	79.3
	293.7	273.6	890.9	773.1
Other	8.3	4.9	29.6	16.5
	$1,194.8	$1,136.5	$3,366.3	$3,127.6

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 58.5	$ 40.4	$ 123.2	$ 113.6
Specialty casualty	39.0	44.0	165.3	87.0
Specialty financial	8.2	(24.1)	22.5	(22.7)
California workers' compensation	12.8	25.3	37.9	54.1
Other (a)	(13.7)	(3.4)	(26.1)	(3.1)
Other lines (b)	(3.0)	(1.4)	(48.1)	(6.4)
	101.8	80.8	274.7	222.5
Investment income, realized gains
and other	74.7	70.9	231.5	244.0
	176.5	151.7	506.2	466.5

Annuity and supplemental insurance	23.3	30.8	89.4	78.9
Other (c)	(16.0)	(25.2)	(104.4)	(71.7)
	$ 183.8	$ 157.3	$ 491.2	$ 473.7

(a) Includes charges of $11.3 million in the third quarter of 2007 and $24.8 million for the first nine months of 2007 to adjust a retroactive reinsurance gain.
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

Included in deferred policy acquisition costs in AFG's Balance Sheet are $73.5 million and $95.0 million at September 30, 2007, and December 31, 2006, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and supplemental insurance business. In the second quarter of 2007, PVFP was reduced by $12.3 million due to a refinement of the purchase price allocation for the August 2006 Ceres acquisition. The PVFP amounts are net of $80.0 million and $70.5 million of accumulated amortization. Amortization of the PVFP was $1.9 million in the third quarter and $9.5 million during the first nine months of 2007 and $2.8 million in the third quarter and $6.1 million in the first nine months of 2006, respectively. The increase in amortization for the first nine months of 2007 compared to the 2006 period reflects the acquisition of Ceres.
  Long-Term Debt  The carrying value of long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2007	2006
Direct obligations of AFG:
7-1/8% Senior Debentures due April 2009	$173.1	$182.9
Senior Convertible Notes due June 2033	189.7	189.7
7-1/8% Senior Debentures due February 2034	115.0	115.0
7-1/8% Senior Debentures due December 2007	59.5	59.5
Other	3.7	3.8
	541.0	550.9
Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112.5	112.5
7-1/4% Senior Debentures due January 2034	86.3	86.3
6-7/8% Senior Notes due June 2008	28.5	31.5
Borrowings under bank credit facility	16.0	-
Notes payable secured by real estate	67.6	67.8
American Premier Underwriters 10-7/8% Subordinated
Notes due May 2011	8.0	8.1
Other	2.3	6.9
	321.2	313.1
Payable to Subsidiary Trusts:
AAG Holding 7.35% Subordinated Debentures due
May 2033	20.0	20.0
AAG Holding 8-7/8% Subordinated Debentures	-	22.0
National Interstate Variable Rate Subordinated
Debentures due May 2033	15.0	15.0
	35.0	57.0

	$897.2	$921.0

At September 30, 2007, scheduled principal payments on debt for the balance of 2007 and the subsequent five years were as follows: 2007 - $60.4 million; 2008 - $29.2 million; 2009 - $174.6 million; 2010 - $2.8 million; 2011 - $25.1 million; and 2012 - $1.4 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As shown below (in millions), the majority of AFG's long-term debt is unsecured obligations of the holding company and its subsidiaries:

	September 30,	December 31,
	2007	2006
Unsecured obligations	$829.6	$853.2
Obligations secured by real estate	67.6	67.8
	$897.2	$921.0

On March 1, 2007, GAFRI's wholly-owned subsidiary, AAG Holding, used funds borrowed under the bank credit facility to redeem its $22 million in outstanding 8-7/8% Subordinated Debentures for $22.9 million.

In March 2006, AFG and AAG Holding replaced their existing credit agreements with a five-year revolving credit facility under which they can borrow a combined $500 million. Amounts borrowed bear interest at rates ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating. At September 30, 2007, AAG Holding had $16 million in borrowings outstanding under the credit facility (interest rate of 6.3% at September 30, 2007).

To achieve a desired balance between fixed and variable rate debt, AAG Holding has entered into interest rate swaps that effectively convert its 6-7/8% fixed rate Senior Notes to a floating rate of 3-month LIBOR plus 2.9%.

AFG's Senior Convertible Notes were issued at a price of 37.153% of the principal amount due at maturity. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which interest at 4% annually will be accrued and added to the carrying value of the Notes. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at accreted value ranging from $371.53 per Note to $1,000 per Note at maturity. Generally, holders may convert each Note into 17.2524 shares of AFG Common Stock (at $21.53 per share currently) (i) if the average market price of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value ($25.84 per share currently) for a specified period, (ii) if the credit rating of the Notes is significantly lowered, or, (iii) if AFG calls the notes for redemption. Based on the market price of AFG's Common Stock during the quarter ended September 30, 2007, the Notes are currently convertible through December 31, 2007. AFG has delivered cash in lieu of Common Stock upon conversion of the Notes and intends to continue to do so. Accordingly, shares issuable upon conversion of the Notes are not included in AFG's calculation of diluted earnings per share.
  Shareholders' Equity  In December 2006, AFG completed a three-for-two common stock split. See "Stock Split" in Note A - "Accounting Policies." AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

During the first nine months of 2007, AFG repurchased 4.7 million shares of its Common Stock for approximately $133 million.

Accumulated Other Comprehensive Income (Loss), Net of Tax  The components of accumulated other comprehensive income (loss) were as follows (in millions):

	September 30,	December 31,
	2007	2006
Net unrealized gain (loss) on securities	($29.1)	$50.7
Foreign currency translation adjustment	24.9	4.3
Unrealized pension and other postretirement benefits	4.1	.5
Total accumulated other comprehensive income (loss)	($ .1)	$55.5

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stock Incentive Plans  Under AFG's Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2007, AFG issued 114,594 shares of Common Stock and granted stock options for 1.7 million shares of Common Stock (at an average strike price of $34.33) under the Stock Incentive Plan.

AFG uses the Black-Scholes option pricing model to calculate the "fair value" of its option grants. Expected volatility is based on historical volatility (after consideration of other factors). The weighted average fair value of options granted during 2007 was $9.73 per share based on the following assumptions: expected dividend yield - 1.3%; expected volatility - 22%; expected term - 6 1/2 years; risk-free rate - 4.6%.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was as follows: third quarter of 2007 and 2006 - $2.5 million and $2.6 million; nine months of 2007 and 2006 - $13.2 million and $7.4 million, respectively. Stock-based compensation expense for the first nine months of 2007 includes $3.9 million in first quarter non-deductible stock awards.

  Income Taxes  AFG increased its liability for unrecognized tax benefits and reduced retained earnings by $14.9 million for the cumulative effect of implementing the provisions of FIN 48 on January 1, 2007. Total unrecognized income tax benefits at January 1, 2007, were $47.5 million, including $9.5 million for interest and municipal penalties. Included in this balance are $43.4 million of unrecognized benefits that, if recognized, would reduce AFG's effective tax rate. Other than the municipal settlement discussed below, these amounts did not change materially as of September 30, 2007, and no significant changes to the liability are anticipated within the next 12 months.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Condensed Consolidating Information  In connection with GAFRI's acquisition of its publicly held common stock in September 2007, AFG has guaranteed all of the outstanding debt of GAFRI and GAFRI's wholly-owned subsidiary, AAG Holding Company, Inc. In addition, GAFRI guarantees AAG Holding's public debt. The AFG and GAFRI guarantees are full and unconditional and joint and several. Condensed consolidating financial statements for AFG are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

			AAG	All Other	Cons
September 30, 2007	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Assets:
Cash and investments	$ 51.4	$ 23.0	$ .4	$17,980.1	($ 1.8)	$18,053.1
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,703.5	-	3,703.5
Agents' balances and premiums receivable	-	-	-	811.6	-	811.6
Deferred policy acquisition costs	-	-	-	1,382.9	-	1,382.9
Other assets	12.6	21.9	6.7	2,108.1	15.5	2,164.8
Investment in subsidiaries and
affiliates	3,696.4	1,108.0	1,235.4	1,868.8	(7,908.6)	-
	$3,760.4	$1,152.9	$1,242.5	$27,855.0	($7,894.9)	$26,115.9

Liabilities and Capital:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 8,108.8	$ -	$ 8,108.8
Annuity, life, accident and health
benefits and reserves	-	-	-	11,456.1	(5.4)	11,450.7
Long-term debt	541.0	.8	335.4	91.9	(71.9)	897.2
Other liabilities	206.5	316.3	110.8	2,284.2	(271.5)	2,646.3
	747.5	317.1	446.2	21,941.0	(348.8)	23,103.0

Total shareholders' equity	3,012.9	835.8	796.3	5,914.0	(7,546.1)	3,012.9
	$3,760.4	$1,152.9	$1,242.5	$27,855.0	($7,894.9)	$26,115.9

December 31, 2006

Assets:
Cash and investments	$ 223.6	$ 16.9	$ -	$17,501.8	($ 3.3)	$17,739.0
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,625.2	-	3,625.2
Agents' balances and premiums receivable	-	-	-	599.4	-	599.4
Deferred policy acquisition costs	-	-	-	1,266.9	-	1,266.9
Other assets	12.7	24.7	5.8	1,777.1	50.3	1,870.6
Investment in subsidiaries and
affiliates	3,412.0	1,113.3	1,256.8	1,824.4	(7,606.5)	-
	$3,648.3	$1,154.9	$1,262.6	$26,594.8	($7,559.5)	$25,101.1

Liabilities and Capital:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 7,681.6	$ -	$ 7,681.6
Annuity, life, accident and health
benefits and reserves	-	-	-	10,876.5	(5.1)	10,871.4
Long-term debt	550.9	.8	396.8	96.8	(124.3)	921.0
Other liabilities	168.5	80.1	112.8	2,115.6	221.2	2,698.2
	719.4	80.9	509.6	20,770.5	91.8	22,172.2

Total shareholders' equity	2,928.9	1,074.0	753.0	5,824.3	(7,651.3)	2,928.9
	$3,648.3	$1,154.9	$1,262.6	$26,594.8	($7,559.5)	$25,101.1

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Cons
SEPTEMBER 30, 2007	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 757.5	$ -	$ 757.5
Life, accident and health premiums	-	-	-	105.6	-	105.6
Realized gains (losses)	3.7	(.2)	-	(11.8)	1.2	(7.1)
Investment and other income	1.8	3.9	-	349.2	(16.1)	338.8
Equity in earnings of subsidiaries	194.9	21.9	26.2	10.0	(253.0)	-
	200.4	25.6	26.2	1,210.5	(267.9)	1,194.8

Costs and Expenses:
Insurance benefits and expenses	-	-	-	877.3	-	877.3
Interest charges on borrowed money	19.2	.2	8.8	4.1	(14.5)	17.8
Other expenses	5.8	2.8	1.1	112.7	1.9	124.3
	25.0	3.0	9.9	994.1	(12.6)	1,019.4

Earnings before income taxes	175.4	22.6	16.3	216.4	(255.3)	175.4
Provision for income taxes	62.7	6.1	1.8	66.3	(74.2)	62.7

Net Earnings	$112.7	$16.5	$ 14.5	$ 150.1	($181.1)	$ 112.7

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2007

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$2,030.8	$ -	$2,030.8
Life, accident and health premiums	-	-	-	315.6	-	315.6
Realized gains (losses)	2.6	(.3)	-	5.4	3.9	11.6
Investment and other income	7.2	14.0	(3.4)	1,034.3	(43.8)	1,008.3
Equity in earnings of subsidiaries	540.0	83.0	106.9	36.8	(766.7)	-
	549.8	96.7	103.5	3,422.9	(806.6)	3,366.3

Costs and Expenses:
Insurance benefits and expenses	-	-	-	2,413.0	-	2,413.0
Interest charges on borrowed money	56.9	.3	27.6	12.0	(43.2)	53.6
Other expenses	30.0	9.4	2.9	385.5	9.0	436.8
	86.9	9.7	30.5	2,810.5	(34.2)	2,903.4

Earnings before income taxes	462.9	87.0	73.0	612.4	(772.4)	462.9
Provision for income taxes	171.3	27.6	21.1	196.7	(245.4)	171.3

Income from continuing operations	291.6	59.4	51.9	415.7	(527.0)	291.6
Discontinued operations, net of tax	1.7	1.9	-	1.9	(3.8)	1.7

Net Earnings	$293.3	$61.3	$ 51.9	$ 417.6	($530.8)	$ 293.3

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Cons
SEPTEMBER 30, 2006	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 730.9	$ -	$ 730.9
Life, accident and health premiums	-	-	-	91.7	-	91.7
Realized gains (losses)	(.9)	.1	-	(2.3)	.7	(2.4)
Investment and other income	1.5	8.0	(0.1)	318.0	(11.1)	316.3
Equity in earnings of subsidiaries	174.9	25.0	34.5	15.4	(249.8)	-
	175.5	33.1	34.4	1,153.7	(260.2)	1,136.5

Costs and Expenses:
Insurance benefits and expenses	-	-	-	845.8	-	845.8
Interest charges on borrowed money	13.6	0.1	10.2	4.1	(9.7)	18.3
Other expenses	12.3	2.5	2.4	102.3	3.3	122.8
	25.9	2.6	12.6	952.2	(6.4)	986.9

Earnings before income taxes	149.6	30.5	21.8	201.5	(253.8)	149.6
Provision for income taxes	56.1	10.7	7.6	68.6	(86.9)	56.1

Net Earnings	$ 93.5	$19.8	$ 14.2	$ 132.9	($166.9)	$ 93.5

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2006

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$1,925.0	$ -	$1,925.0
Life, accident and health premiums	-	-	-	249.3	-	249.3
Realized gains (losses)	(.9)	(1.4)	-	22.4	(.2)	19.9
Investment and other income	5.0	22.6	(2.2)	950.9	(42.9)	933.4
Equity in earnings of subsidiaries	535.4	64.8	148.1	65.1	(813.4)	-
	539.5	86.0	145.9	3,212.7	(856.5)	3,127.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	2,263.0	-	2,263.0
Interest charges on borrowed money	56.0	0.1	30.7	10.0	(42.9)	53.9
Other expenses	34.0	7.5	6.9	300.6	12.2	361.2
	90.0	7.6	37.6	2,573.6	(30.7)	2,678.1

Earnings before income taxes	449.5	78.4	108.3	639.1	(825.8)	449.5
Provision for income taxes	156.9	27.4	38.0	205.7	(271.1)	156.9

Income from continuing operations	292.6	51.0	70.3	433.4	(554.7)	292.6
Discontinued operations, net of tax	25.3	31.0	-	31.0	(62.0)	25.3

Net Earnings	$317.9	$82.0	$ 70.3	$ 464.4	($616.7)	$ 317.9

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDED			AAG	All Other	Cons
SEPTEMBER 30, 2007	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings	$ 293.3	$ 61.3	$ 51.9	$ 417.6	($ 530.8)	$ 293.3
Adjustments:
Equity in net earnings of subsidiaries	(350.6)	(58.4)	(74.8)	(36.8)	520.6	-
Capital contribution from parent
(to subsidiary)	(4.0)	(198.8)	198.8	4.0	-	-
Dividends from subsidiaries (to parent)	244.0	148.1	(112.8)	(279.3)	-	-
Other adjustments, net	(224.4)	239.3	(.4)	303.0	10.2	327.7
Net cash provided by (used in)
operating activities	(41.7)	191.5	62.7	408.5	-	621.0

Investing Activities:
Purchase of investments, property and
equipment	(4.8)	-	-	(3,348.5)	17.3	(3,336.0)
Purchase of subsidiaries	(.2)	(237.8)	-	(1.7)	-	(239.7)
Maturities and redemptions of fixed
maturity investments	5.0	32.2	-	1,143.7	(55.4)	1,125.5
Sale of investments, property and
equipment	71.8	17.3	-	1,241.7	(17.3)	1,313.5
Other, net	-	-	-	(97.3)	-	(97.3)
Net cash provided by (used in)
investing activities	71.8	(188.3)	-	(1,062.1)	(55.4)	(1,234.0)

Financing Activities:
Annuity receipts	-	-	-	1,204.5	-	1,204.5
Annuity surrenders, benefits and
withdrawals	-	-	-	(1,057.3)	-	(1,057.3)
Net transfers from variable annuity assets	-	-	-	51.3	-	51.3
Additional long-term borrowings	50.0	-	92.0	-	-	142.0
Reductions of long-term debt	(60.5)	(.1)	(154.3)	(8.0)	55.4	(167.5)
Issuances of Common Stock	13.5	-	-	1.0	-	14.5
Repurchases of Common Stock	(133.4)	-	-	-	-	(133.4)
Other, net	(31.7)	3.2		(12.4)	-	(40.9)
Net cash provided by (used in)
financing activities	(162.1)	3.1	(62.3)	179.1	55.4	13.2

Net increase (decrease) in cash and
cash equivalents	(132.0)	6.3	.4	(474.5)	-	(599.8)
Cash and cash equivalents at beginning
of period	146.0	2.8	-	1,180.2	-	1,329.0

Cash and cash equivalents at end of period	$ 14.0	$ 9.1	$ .4	$ 705.7	$ -	$ 729.2

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDED			AAG	All Other	Cons
SEPTEMBER 30, 2006	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings	$ 317.9	$ 82.0	$70.3	$ 464.4	($616.7)	$ 317.9
Adjustments:
Equity in net earnings of subsidiaries	(365.2)	(73.5)	(96.3)	(65.1)	600.1	-
Capital contribution from parent
(to subsidiary)	(2.5)	(92.6)	92.6	2.5	-	-
Dividends from subsidiaries (to parent)	2.5	271.7	(63.7)	(210.5)	-	-
Other adjustments, net	40.5	12.5	(1.3)	411.5	16.6	479.8
Net cash provided by (used in)
operating activities	(6.8)	200.1	1.6	602.8	-	797.7

Investing Activities:
Purchase of investments, property and
equipment	(.4)	-	-	(2,173.2)	-	(2,173.6)
Purchase of subsidiaries	-	(204.4)	-	(2.6)	-	(207.0)
Proceeds received from sale of subsidiary	-	37.5	-	-	-	37.5
Maturities and redemptions of fixed
maturity investments	19.4	1.2	-	687.9	-	708.5
Cash and short-term investments of
businesses acquired, net	-	-	-	201.9	-	201.9
Sale of investments, property and
equipment	45.3	37.0	-	1,316.7	-	1,399.0
Other, net	-	-	-	(197.9)	-	(197.9)
Net cash provided by (used in)
investing activities	64.3	(128.7)	-	(167.2)	-	(231.6)

Financing Activities:
Annuity receipts	-	-	-	914.3	-	914.3
Annuity surrenders, benefits and
withdrawals	-	-	-	(898.6)	-	(898.6)
Net transfers from variable annuity assets	-	-	-	17.8	-	17.8
Additional long-term borrowings	-	-	65.0	52.5	-	117.5
Reductions of long-term debt	(45.8)	(68.9)	(66.9)	(25.4)	-	(207.0)
Issuances of Common Stock	27.9	-	-	-	-	27.9
Other, net	(28.5)	3.1	-	155.4	-	130.0
Net cash provided by (used in)
financing activities	(46.4)	(65.8)	(1.9)	216.0	-	101.9

Net increase (decrease) in cash and
cash equivalents	11.1	5.6	(0.3)	651.6		668.0
Cash and cash equivalents at beginning
of period	20.9	7.9	0.3	442.7	-	471.8

Cash and cash equivalents at end of period	$ 32.0	$ 13.5	$ -	$1,094.3	$ -	$1,139.8

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	21	Results of Operations	27
Overview	21	General	27
Critical Accounting Policies	22	Income Items	27
Liquidity and Capital Resources	23	Expense Items	31
Sources of Funds	23	Recent Accounting Standards	32
Investments	24	Proposed Accounting Standards	33
Uncertainties	27

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

At September 30, 2007, AFG (parent) had approximately $49 million in cash and securities and no amounts borrowed under the bank line of credit. AAG Holding had $16 million borrowed under this line at September 30, 2007.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, and in the sale of traditional fixed, indexed and variable annuities and a variety of supplemental insurance products.

AFG's net earnings for the third quarter and first nine months of 2007 were $112.7 million ($.93 per share, diluted) and $293.3 million ($2.40 per share, diluted), respectively, compared to $93.5 million ($.77 per share, diluted) and $317.9 million ($2.64 per share) reported in the same periods of 2006. The improvement for the third quarter reflects higher earnings from the property and casualty insurance operations.

For the nine months, higher earnings from the ongoing property and casualty operations were more than offset by lower gains from sales of real estate, and the effect of charges to strengthen reserves for asbestos and other environmental exposures ("A&E") within the property and casualty insurance run-off operations and A&E reserves related to former railroad and manufacturing operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	September 30,	December 31,
	2007	2006	2005
Long-term debt	$ 897	$ 921	$1,000
Total capital (*)	4,083	4,160	3,703
Ratio of debt to total capital:
Including debt secured by real estate	22.0%	22.1%	27.0%
Excluding debt secured by real estate	20.7%	20.9%	26.3%

(*) Includes long-term debt, minority interest and
shareholders' equity (excluding unrealized gains (losses)
related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.46 for the nine months ended September 30, 2007 and 2.62 for the entire year of 2006. Excluding annuity benefits, this ratio was 8.73 and 9.15, respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

In March 2006, AFG and AAG Holding replaced their existing credit agreements with a five-year revolving credit facility under which they can borrow a combined $500 million. AAG Holding had $16 million in borrowings outstanding under this agreement at September 30, 2007, bearing interest at a rate of 6.3% at September 30, 2007.

During the first nine months of 2007, AFG repurchased 4.7 million shares of its common stock for approximately $133 million. AFG continued repurchasing its shares in the fourth quarter using cash on hand and borrowings under its bank line. Through November 7, AFG has repurchased an additional 1.2 million shares for approximately $36 million.

Under a currently effective shelf registration statement, AFG can offer additional equity or debt securities. The shelf registration provides AFG with greater flexibility to access the capital markets from time to time as market and other conditions permit.

Subsidiary Liquidity On March 1, 2007, AAG Holding used funds borrowed under the bank credit line to redeem its $22 million in outstanding 8-7/8% Subordinated Debentures for $22.9 million in cash.

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

In the annuity business, where profitability is largely dependent on earning a "spread" between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to guaranteed minimums. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG's annuity products.

AFG believes its insurance subsidiaries maintain sufficient liquidity to pay claims and benefits and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies.

Investments  AFG's investment portfolio at September 30, 2007, contained $15.1 billion in "Fixed maturities" classified as available for sale and $1.0 billion in "Equity securities," all carried at fair value with unrealized gains and losses included in a separate component of shareholders' equity on an after-tax basis. At September 30, 2007, AFG had a pretax net unrealized loss of $139 million on fixed maturities and a pretax net unrealized gain of $73 million on other stocks.

Approximately 94% of the fixed maturities held by AFG at September 30, 2007, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio should generate a stable and predictable investment return.

Since fixed maturities and stocks are carried at fair value in the balance sheet, there is virtually no effect on financial condition upon the sale and ultimate realization of unrealized gains and losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at September 30, 2007, is shown in the following table (dollars in millions). Approximately $175 million of available for sale "Fixed maturities" had no unrealized gains or losses at September 30, 2007.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$4,483	$10,457
Amortized cost of securities	$4,375	$10,704
Gross unrealized gain (loss)	$ 108	($ 247)
Fair value as % of amortized cost	102%	98%
Number of security positions	1,320	1,550
Number individually exceeding
$2 million gain or loss	1	4
Concentration of gains (losses) by type or
industry (exceeding 5% of unrealized):
Mortgage-backed securities	$24.5	($94.8)
Banks, savings and credit institutions	8.8	(48.6)
Insurance companies	5.7	(15.0)
Gas and electric services	11.2	(13.5)
Percentage rated investment grade	93%	95%

Approximately 99% of AFG's mortgage-backed securities are rated "AAA." At September 30, 2007, AFG owned $498 million (representing 3% of AFG's total fixed maturity portfolio) of mortgage-backed securities in which the underlying collateral is sub-prime mortgages. At that date, the net unrealized loss on these securities was approximately $11.3 million. The securities are collateralized by fixed-rate mortgages and have an overall average life of approximately 3 years. None of the securities have been subject to downgrades or "watch listing" by rating agencies. At September 30, 2007, AFG had no collateralized debt obligations secured by residential mortgages.

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at September 30, 2007, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	3%	3%
After one year through five years	39	19
After five years through ten years	29	35
After ten years	9	6
	80	63
Mortgage-backed securities	20	37
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at September 30, 2007

Securities with unrealized gains:
Exceeding $500,000 (32 issues)	$ 269	$ 27	111%
Less than $500,000 (1,288 issues)	4,214	81	102
	$ 4,483	$108	102%

Securities with unrealized losses:
Exceeding $500,000 (121 issues)	$ 2,264	($105)	96%
Less than $500,000 (1,429 issues)	8,193	(142)	98
	$10,457	($247)	98%

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Loss	Basis
Fixed Maturities with Unrealized
Losses at September 30, 2007

Investment grade with losses for:
One year or less (428 issues)	$ 3,443	($ 61)	98%
Greater than one year (983 issues)	6,456	(165)	98
	$ 9,899	($226)	98%

Non-investment grade with losses for:
One year or less (102 issues)	$ 371	($ 14)	96%
Greater than one year (37 issues)	187	(7)	96
	$ 558	($ 21)	96%

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

Operating earnings before income taxes for the third quarter of 2007 improved by $26.5 million (17%) compared to the 2006 quarter reflecting a $22.5 million improvement in Specialty property and casualty underwriting results.

Nine month pretax operating earnings improved by $17.5 million (4%) compared to the 2006 period. A $93.9 million improvement in Specialty property and casualty underwriting results was offset by second quarter 2007 charges of $44.2 million to strengthen reserves for A&E exposure within the property and casualty insurance run-off operations and $43.0 million to increase A&E reserves related to former railroad and manufacturing operations. Results for the nine months of 2007 also include $11.6 million in net realized gains on securities compared to $19.9 million in the 2006 period.

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

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross Written Premiums (GAAP)
Property and transportation	$ 775	$ 638	$1,519	$1,356
Specialty casualty	319	371	1,030	1,113
Specialty financial	163	142	440	396
California workers' compensation	61	70	190	230
Other	1	1	1	1
	$1,319	$1,222	$3,180	$3,096

Net Written Premiums (GAAP)
Property and transportation	$ 393	$ 332	$ 915	$ 831
Specialty casualty	195	238	620	646
Specialty financial	131	116	367	313
California workers' compensation	56	66	178	217
Other	23	18	55	58
	$ 798	$ 770	$2,135	$2,065

Combined Ratios (GAAP)
Property and transportation	83.3%	87.4%	85.0%	84.7%
Specialty casualty	81.1	78.7	73.7	85.3
Specialty financial	93.4	121.8	93.6	107.5
California workers' compensation	77.5	63.6	78.7	75.7
Total Specialty	86.2	88.7	84.1	88.1
Aggregate (including discontinued
lines)	86.6%	88.9%	86.5%	88.4%

Net written premiums for the Specialty insurance operations increased 4% for the third quarter and 3% for the first nine months compared to the same periods in 2006. Premium growth has been impacted by significant rate declines in the California workers' compensation business and stronger competition in certain of the Specialty casualty group operations. Excluding California workers' compensation, the net written premiums of the other specialty groups grew 5% for the quarter and 6% for the nine months compared to the 2006 periods. Apart from rate decreases in the California workers' compensation business, average rate levels in AFG's other specialty operations were down about 2% through the first nine months of the year.

The Specialty insurance operations generated an underwriting profit of $104.8 million in the 2007 third quarter, $22.5 million higher than the same quarter a year earlier. This improvement was largely due to increased crop earnings due to favorable crop prices and yields. The results for the 2007 quarter include $25.8 million (3.4 points) of favorable reserve development compared to $27.6 million (3.8 points) of favorable development in the 2006 third quarter. Underwriting profit of the Specialty insurance operations was $322.8 million for the first nine months of 2007, 41% above the 2006 period, reflecting the positive impact of favorable reserve development within the Specialty casualty group and lower catastrophe losses. The results for the nine months of 2007 include $124.8 million (6.2 points) of favorable reserve development compared to $51.1 million (2.7 points) of favorable development in the 2006 period.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Property and transportation gross written premiums for the 2007 three and nine month periods were 22% and 12% higher than in the respective 2006 periods due primarily to growth in the crop operations. Net written premiums were 18% and 10% higher than the respective 2006 periods. These businesses reported an underwriting profit of $58.5 million in the 2007 third quarter, $18.1 million higher than the 2006 third quarter. The combined ratio for the quarter of 83.3% improved 4.1 points over the 2006 quarter due primarily to higher underwriting profits in the agricultural operations. These results were partially offset by higher underwriting losses in a run-off homebuilders' operation. Even though the combined ratio for the 2007 nine-month period is up slightly from the 2006 period, underwriting profit increased 8% due primarily to premium growth. The nine-month results include $33.6 million (4.1 points) of favorable reserve development compared to $31.9 million (4.3 points) in the 2006 period.

Specialty casualty gross written premiums for the 2007 three and nine month periods were down 14% and 8% compared to the respective 2006 periods due primarily to stronger competition in the excess and surplus lines and less activity in the construction market which affect the general liability coverages. Net written premiums were down 18% and 4% compared to the respective 2006 periods. This group reported a combined ratio of 81.1% for the 2007 third quarter, an increase of 2.4 points over the 2006 third quarter. The 2007 results include $16.0 million (7.7 points) of favorable reserve development compared to $10.0 million (4.8 points) in the same quarter a year earlier. Through the first nine months of 2007, this group's combined ratio improved 11.6 points compared with the same prior year period, primarily due to favorable reserve development in the general liability and excess and surplus lines. These operations have continued to generate excellent accident year underwriting results in 2007.

Specialty financial gross written premiums for the 2007 three and nine month periods were 14% and 11% higher than in the respective 2006 periods due primarily to growth in the financial institutions, lease and loan and surety operations, which was partially offset by lower premiums resulting from the run-off of the residual value insurance ("RVI") business. Net written premiums were 14% and 17% higher than the respective 2006 periods. The higher net premium growth rate for the nine months resulted from greater premium retention in the group's lease and loan operations. The 28.4 point improvement for the quarter and 13.9 point improvement for the nine months in the combined ratio compared to the 2006 periods reflect lower losses in the run-off RVI business and continued strong performance by the other businesses in this group. Excluding the effect of RVI, the group's combined ratio would have been 88.6% for the first nine months of 2007 compared to 93.7% for the comparable 2006 period. The adverse financial impact of RVI is expected to be substantially complete by the end of 2007.

California workers' compensation gross written premiums for the 2007 three and nine month periods were down 12% and 17% compared to the respective 2006 periods due to lower premium rates. These rate reductions averaged about 23% through the first nine months of the year, demonstrating the positive impact of reform in lowering workers' compensation costs in California. Net written premiums were down 14% and 18% compared to the respective 2006 periods. This business continues to report excellent profitability. The third quarter of 2007 includes 10.2 points of favorable prior year development while the 2006 third quarter includes 22.3 points of favorable development. Through the first nine months of 2007, the combined ratio increased 3.0 points compared to the 2006 period.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Year-to-date 2007 results include 8.8 points of favorable development compared to 7.5 points in the 2006 period. The improved claims environment resulting from the California workers' compensation reform legislation has continued to benefit this group's results as well as those of the industry. Due to the long-tail nature of this business, we have continued to be conservative in recognizing the benefits from the reform legislation until a higher percentage of claims are paid and the ultimate impact of reforms can be determined.

Asbestos and Environmental Reserve Charge In July 2007, AFG completed a comprehensive study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty group and its exposures related to former railroad and manufacturing operations and sites. Similar studies were completed in 2005 and 2003, respectively. The studies were done with the aid of respected outside actuarial and engineering firms and specialty outside counsel.

As a result of the study, AFG recorded a $44.2 million charge (net of reinsurance) in the second quarter of 2007 to increase the property and casualty group's asbestos reserves by $30.8 million and its environmental reserves by $13.4 million. At September 30, 2007, the property and casualty group's A&E reserves were $446.0 million, net of reinsurance recoverables. At that date, AFG's three year survival ratio was 17.0 times paid losses for the asbestos reserves and 11.1 times paid losses for the total A&E reserves. These ratios compare favorably with A.M. Best's most recent report on A&E survival ratios (March 2007) which were 9.0 for asbestos and 8.0 for total industry A&E reserves. Excluding amounts associated with the settlements of asbestos related coverage litigation for A.P. Green Industries (see "Legal Proceedings" in AFG's 2006 Form 10-K) and another large claim, AFG's three year survival ratio was 10.2 and 7.6 times paid losses for the asbestos reserves and total A&E reserves, respectively.

The primary causes of the increase in asbestos reserves were an increase in settlement amounts attributable to mesothelioma claims, the impact of a large case settlement with an installer of material containing asbestos, and continuing uncertainties related to non-product liability exposures. These trends were partially offset by lower than anticipated notices of new accounts and favorable development in our assumed reinsurance run-off operations. The primary reason for the increase in environmental reserves was a reassessment of the potential amount of loss related to certain environmental sites owned by a single insured.

In addition to the property and casualty group, the study encompassed reserves for asbestos and environmental exposures of our former railroad and manufacturing operations. As a result of the study, AFG recorded a second quarter 2007 charge of $43.0 million (included in other expenses) to increase the A&E reserves related to these former operations. The $19.0 million increase in asbestos reserves was the result of increasing estimates of the cost of mesothelioma claims partially offset by lower estimated overall claim counts. The $24.0 million increase in environmental reserves was due primarily to increased clean up estimates at certain former railroad and manufacturing sites.

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

Life, Accident and Health Premiums and Benefits  The increase in life, accident and health premiums and benefits in the third quarter and first nine months of 2007 compared to the same 2006 periods reflects the August 2006 acquisition of Ceres.

Investment Income  The increase in investment income for the third quarter and first nine months of 2007 compared to the same periods in 2006 reflects an increase in average cash and investments of approximately $1.1 billion (7%) for the third quarter and $1.3 billion (8%) for the nine months.

Realized Gains  Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist. Realized gains for 2006 includes a $23.6 million pretax gain in the first quarter on the sale of AFG's interest in The Cincinnati Reds.

Realized gains on securities include provisions for other than temporary impairment of securities as follows: third quarter of 2007 and 2006 - $18.2 million and $7.1 million; nine months of 2007 and 2006 - $29.5 million and $12.9 million, respectively.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, marinas, apartments and office buildings; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Earnings as shown below (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Other income	$17.3	$20.7	$64.8	$65.8
Other operating and general expenses	17.2	18.7	48.9	50.2
Interest charges on borrowed money	1.0	.9	3.1	1.6
Minority interest expense	(.1)	.1	-	2.3

Income from real estate operations includes net pretax gains on the sale of real estate assets of $12.7 million in the first nine months of 2007 compared to $14.2 million for the 2006 period.

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

Other Income  The $25.9 million (11%) increase for the first nine months of 2007 compared to the 2006 period is due primarily to fee income generated from reinsurance agreements entered into in connection with the Ceres acquisition in August 2006 and higher fee income in the property and casualty dealer services business.

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. On deferred annuities (annuities in the accumulation phase), interest is generally credited to policyholders' accounts at current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

than surrendered), additional reserves are accrued for (i) persistency and premium bonuses and (ii) excess benefits expected to be paid for future deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect these additional reserves. Significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

Annuity benefits increased $6.1 million for the third quarter and $18.5 million the first nine months of 2007 compared to the 2006 periods, reflecting higher sales of fixed-indexed annuities.

Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and life business deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired ("PVFP"). The $23.2 million increase in annuity and supplemental insurance acquisition expenses for the first nine months of 2007 compared to the 2006 period reflects growth in the annuity and supplemental insurance business as well as the acquisition of Ceres in August 2006.

The vast majority of the annuity and supplemental insurance group's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Other Operating and General Expenses  Other operating and general expenses increased $71.5 million (21%) for the first nine months of 2007 compared to the 2006 period. Other operating and general expenses for 2007 include a $43.0 million second quarter charge to increase liabilities related to asbestos and environmental exposures related to AFG's former railroad and manufacturing operations and a $12.5 million second quarter charge related to a consumer services contract in AFG's warranty business. For a discussion of the study that resulted in the A&E charge, see "Asbestos and Environmental Reserve Charge" under Results of Operations - "Property and Casualty Insurance - Underwriting." Other operating and general expenses also include $1.4 million and $7.2 million in losses on retirement of debt in the first nine months of 2007 and 2006, respectively.

Income Taxes  Income tax expense reflects benefits of $3.5 million in the second quarter of 2007 and $8.7 million in the second quarter of 2006 related to the favorable resolution of certain tax issues.

Recent Accounting Standards

In 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective January 1, 2008, for calendar year companies; implementation is not expected to have a material effect on AFG's balance sheet or earnings.

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

Proposed Accounting Standards

Convertible Notes  In August 2007, the FASB issued a proposed FASB Staff Position (FSP 14-a) addressing convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The proposed FSP would require the proceeds from the issuance of such debt instruments to be allocated between a liability component and an equity component. The resulting debt discount would be amortized as additional interest expense over the period the convertible debt is expected to be outstanding. The proposed change in accounting would be effective for fiscal years beginning after December 15, 2007, and applied retroactively. AFG is currently evaluating the impact of implementing this proposal.

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

_______________________________________________

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of September 30, 2007, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2006 Form 10-K.

ITEM 4

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG's internal control over financial reporting during the third fiscal quarter of 2007 that materially affected, or are reasonably likely to materially affect, AFG's internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG's business processes and procedures during the third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 1

Legal Proceedings

As previously reported under "Legal Proceedings" in AFG's 2006 Form 10-K, Great American Insurance Company entered into an agreement in 2003, which was approved by the bankruptcy court, for the settlement of coverage litigation related to A.P. Green asbestos claims. The settlement is for $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest). The agreement allows up to 10% of the settlement to be paid in AFG Common Stock. The settlement agreement is conditioned upon confirmation of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies.

During the third quarter of 2007, the Bankruptcy Court confirmed the A.P. Green Plan of Reorganization which includes the injunction required by Great American's settlement agreement. Counsel for the Debtor notified Great American that it is likely that such confirmation will be appealed; Great American is not required to fund the settlement agreement until confirmation is final and non-appealable.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities  AFG repurchased shares of its common stock during the third quarter of 2007 as follows:

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	Or Programs (a)

3rd Quarter 2007
July	-	-	-	-

August	3,115,100	$27.08	3,115,100	6,039,500

September	729,100	$27.97	729,100	5,310,400

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG's Board of Directors in 2004 and 2007.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION - CONTINUED

ITEM 6

Exhibits

Number	Exhibit Description

10(a)

First Supplemental Indenture among American Financial Group, Inc., AAG Holding Company, Inc., and U.S. Bank National Association, as trustee, with respect to the 7.35% Subordinated Debentures due 2033.

10(b)

Third Supplement Indenture among American Financial Group, Inc., AAG Holding Company, Inc., and U.S. Bank National Association, (formerly known as Star Bank, N.A.) as trustee, with respect to the 6-7/8% Senior Notes due December 1, 2008, 7-1/2% Senior Note due November 5, 2033 and 7-1/4% Senior Notes due January 23, 2034.

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
American Financial Group, Inc.

November 8, 2007	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)