Form 10-K
period 2007-12-31
AMERICAN FINANCIAL GROUP INC
filed 2008-02-28
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

One East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange and Nasdaq Global Select Market
7-1/8% Senior Debentures due April 15, 2009	New York Stock Exchange
7-1/8% Senior Debentures due February 3, 2034	New York Stock Exchange

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

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $3.0 billion.

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 113,623,992 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2008.

________________________

Documents Incorporated by Reference:

Proxy Statement for 2008 Annual Meeting of Stockholders (portions of which are incorporated by reference into
Part III hereof).

AMERICAN FINANCIAL GROUP, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Form 10-K, chiefly in Items 1, 3, 5, 7 and 8, contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "seeks", "could", "may", "should", "will" or the negative version of those words or other comparable terminology. Such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings and investment activities; recoverability of asset values; expected losses and the adequacy of reserves for asbestos, environmental pollution and mass tort claims; rate changes; and improved loss experience.

Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

  changes in financial, political and economic conditions, including changes in interest rates and any extended economic recessions or expansions, performance of securities markets, our ability to estimate accurately the likelihood, magnitude and timing of any losses in connection with investments in the residential mortgage market, especially in the subprime sector, and the availability of capital;
  regulatory actions;
  changes in legal environment affecting AFG or its customers;
  tax law changes;
  levels of natural catastrophes, terrorist activities (including any nuclear, biological, chemical or radiological events), incidents of war and other major losses;
  development of insurance loss reserves and other reserves, particularly with respect to amounts associated with asbestos and environmental claims;
  the unpredictability of future litigation if certain settlements do not become effective;
  trends in persistency, mortality and morbidity;
  availability of reinsurance and ability of reinsurers to pay their obligations;
  competitive pressures, including the ability to obtain adequate rates; and
  changes in AFG's credit ratings or the financial strength ratings assigned by major ratings agencies to our operating subsidiaries.

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

At February 1, 2008, AFG's Chairman of the Board (Carl H. Lindner) and its Co-CEOs (Carl H. Lindner III and S. Craig Lindner, sons of the Chairman) beneficially owned 12.5%, 7.3% and 6.9%, respectively, of AFG's outstanding Common Stock. Another son (Keith E. Lindner) publicly reported in July 2007 that he beneficially owned shares representing 4.9% of AFG's outstanding Common Stock.

Three-for-two Stock Split  All share and per share amounts (except number of shares authorized and the stated value of $1.00 per share) presented in this Annual Report on Form 10-K have been adjusted for all periods presented to reflect the effect of a three-for-two Common Stock split that became effective December 15, 2006.

Property and Casualty Insurance Operations

The property and casualty group reports to a single senior executive and is comprised of multiple business units that operate autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG's property and casualty insurance operations employed approximately 5,300 persons as of December 31, 2007.

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

AFG's statutory combined ratio averaged 88.6% for the period 2005 to 2007 (or 91.6% including 2007 and 2005 special charges of $44 million and $179 million, respectively, related to asbestos, environmental and other mass tort matters) as compared to 96.4% for the property and casualty industry over the same period (Source: "Best's Review/Preview - Property/Casualty" - January 2008 Edition). AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company's ability to consistently outperform the industry's underwriting results. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

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

The following table shows the performance of AFG's property and casualty insurance operations (dollars in millions):

	2007	2006	2005

Gross written premiums	$3,980	$3,934	$3,699
Ceded reinsurance	(1,268)	(1,276)	(1,251)
Net written premiums	$2,712	$2,658	$2,448

Net earned premiums	$2,703	$2,563	$2,366
Loss and LAE	1,389	1,480	1,510
Special asbestos, environmental and other
mass tort charges	44	-	179
Underwriting expenses	820	765	652
Underwriting gain	$ 450	$ 318	$ 25

GAAP ratios:
Loss and LAE ratio	52.9%	57.7%	71.4%
Underwriting expense ratio	30.4	29.9	27.6
Combined ratio	83.3%	87.6%	99.0%
Combined ratio excluding special
A&E charges	81.7%	87.6%	91.4%

Statutory ratios:
Loss and LAE ratio	53.4%	58.7%	74.7%
Underwriting expense ratio	31.4	29.9	27.9
Combined ratio	84.8%	88.6%	102.6%
Combined ratio excluding special
A&E charges	83.1%	88.6%	94.9%

Industry statutory combined ratio (a)
All lines	95.6%	92.4%	101.2%
Commercial lines	94.0%	91.2%	99.7%

(a)	Ratios are derived from "Best's Review/Preview - Property/Casualty" (January 2008 Edition).

As with other property and casualty insurers, AFG's operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, earthquakes, tornadoes, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG's insurance operations from catastrophes, primarily hurricanes and tornadoes, were $5 million in 2007; $22 million in 2006; and $60 million in 2005.

AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal exposures, and the purchase of reinsurance. Due to upward revisions in industry models of correlated catastrophe exposure associated with writing both workers' compensation and excess property coverage in California, AFG decided to stop writing most of its earthquake-exposed excess property coverage in California beginning in April 2006. This excess property business had net written premiums of $17 million in 2005. Prior to this action, AFG's excess property exposure to a catastrophic earthquake that industry models indicate could occur once in every 500 years (a "500-year event") was approximately 10% of AFG's shareholders' equity. Once the excess property policies expired in 2007, AFG's excess property exposure to a California earthquake 500-year event was reduced to less than 1% of AFG's equity at December 31, 2007. Similarly, AFG has minimal California workers' compensation exposure (less than 1.5% of equity) or windstorm exposure (less than 1% of equity) to a 500-year event.

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

Commercial Automobile

Provides coverage for all types of vehicles in a broad range of businesses and markets customized insurance programs for various transportation operations (such as busses and trucks), and a specialized physical damage product for the trucking industry.

Specialty Casualty

Executive and Professional Liability	Markets coverage for directors and officers of businesses and not-for-profit organizations and for attorneys. Provides non-U.S. medical malpractice coverage beginning in 2008.

Umbrella and Excess Liability	Provides higher layer liability coverage in excess of primary layers.

Excess and Surplus	Provides liability, umbrella and excess coverage for unique, volatile or hard to place risks, using rates and forms that do not have to be approved by state insurance regulators.

General Liability	Provides coverage for contractor related businesses (primarily homebuilders liability), energy development and production risks, and underground storage tank installation and removal.

Targeted Programs

Includes coverage for social service agencies, leisure, entertainment and not-for-profit organizations, customized solutions for other targeted markets and alternative risk programs using agency captives.

Specialty Financial

Fidelity and Surety	Provides fidelity and crime coverage for government, mercantile and financial institutions and surety coverage for various types of contractors and public and private corporations.

Lease and Loan Services	Provides coverage for insurance risk management programs for lending and leasing institutions, including vehicle and equipment leasing and collateral and mortgage protection.
California Workers' Compensation

Workers' Compensation	Writes coverage for prescribed benefits payable to employees (principally in California) who are injured on the job.

Management believes specialization is the key element to the underwriting success of these business units. Each unit has separate management with significant operating autonomy to oversee the important operational functions of its business such as underwriting, pricing, marketing, policy processing and claims service. These specialty businesses are opportunistic and their premium volume will vary based on prevailing market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets that meet its profitability objectives. For example, in January 2008, AFG acquired a majority interest in Marketform Group Limited, a Lloyd's insurer that is a leader in the non-U.S. medical malpractice market, and all of Strategic Comp Holdings, LLC, a provider of workers' compensation programs in the United States.

The U.S. geographic distribution of AFG's statutory direct written premiums in 2007 compared to 2003 is shown below. Amounts exclude business written under special arrangements on behalf of, and fully reinsured to, the purchasers of the divisions sold.

	2007	2003		2007	2003
California	14.7%	20.7%	Indiana	2.5%	2.0%
Texas	8.0	8.7	Pennsylvania	2.4	2.8
Florida	7.4	5.8	Georgia	2.3	2.9
Illinois	6.1	4.4	Ohio	2.3	3.0
New York	4.4	5.0	North Carolina	2.3	*
Kansas	3.2	*	New Jersey	2.1	2.6
Michigan	3.0	2.1	Missouri	2.1	2.1
Oklahoma	2.7	2.6	Nebraska	2.0	*
			Other	32.5	35.3
				100.0%	100.0%
(*) less than 2%, included in "Other"

The following table sets forth a distribution of statutory net written premiums for AFG's specialty insurance businesses by statutory annual statement line for 2007 compared to 2003.

	2007	2003
Other liability	21.9%	29.0%
Allied lines	12.1	3.8
Inland marine	11.4	6.9
Workers' compensation	10.5	16.5
Auto liability	8.2	8.8
Commercial multi-peril	8.0	7.7
Auto physical damage	7.7	4.8
Fidelity and surety	5.7	5.6
Collateral protection	5.0	5.3
Product liability	3.7	3.5
Ocean marine	2.7	3.4
Other	3.1	4.7
	100.0%	100.0%

For a discussion of the performance of AFG's specialty businesses see Management's Discussion and Analysis - "Results of Operations - Property and Casualty Insurance - Underwriting."

The following table shows independent ratings and 2007 net written premiums (in millions) of AFG's major property and casualty insurance subsidiaries. Such ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining an S&P rating of at least "A-" is important to compete successfully in certain lines of business. During 2007, AM Best raised its financial strength rating for American Empire Surplus Lines from "A" to "A+".

	Ratings		Net Written
Company	AM Best	S&P	Premiums
Great American Pool(*)	A	A	$1,803
Mid-Continent	A	A	283
Republic Indemnity	A	A	233
American Empire Surplus Lines	A+	A	86
National Interstate	A	not rated	272
Other			35
			$2,712

(*) The Great American Pool represents Great American Insurance
Company ("GAI") and 10 subsidiaries.

Reinsurance

Consistent with standard practice of most insurance companies, AFG reinsures a portion of its business with other insurance companies and assumes a relatively small amount of business from other insurers. AFG uses reinsurance for two primary purposes: (i) to provide higher limits of coverage than it would otherwise be willing to provide (i.e. large line capacity) and (ii) to protect its business from the impact of catastrophes. The availability and cost of reinsurance are subject to prevailing market conditions, which may affect the volume and profitability of business that is written. AFG is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve AFG of its liability to its insureds until claims are fully settled.

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

AFG has taken steps to limit its exposure to wind and earthquake losses by purchasing catastrophe reinsurance. In addition, AFG purchases catastrophe reinsurance for its workers' compensation businesses. Although market availability at reasonable prices for such reinsurance has become more difficult over the past few years, AFG has been able to obtain reinsurance coverage in adequate amounts at acceptable rates due to management's decision to limit overall exposure to catastrophe losses through individual risk selection (including minimizing coastal exposures) and the Company's limited historical catastrophe losses.

In addition to the large line capacity and catastrophe reinsurance programs discussed above, AFG purchases reinsurance on a line-by-line basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade or better S&P ratings or is secured by "funds withheld" or other collateral. Under "funds withheld" arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 10% of AFG's total reinsurance recoverable (net of payables to reinsurers) at December 31, 2007: Ohio Casualty Insurance Company, Swiss Reinsurance America Corporation, XL Reinsurance America, Inc., Everest Reinsurance Company, Munich Reinsurance America, Inc. and Berkley Insurance Company.

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

The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions):

	Retention	Reinsurance
Coverage	Maximum	Coverage(a)
California Workers' Compensation	$ 2.1	$147.9
Other Workers' Compensation	2.0	48.0
Commercial Umbrella	4.2	45.8
Property - General	2.5	97.5
Property - Catastrophe	21.2	128.8

(a)	Reinsurance covers substantial portions of losses in excess of retention.
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

Included in the Balance Sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were approximately $294 million on paid losses and LAE and $2.3 billion on unpaid losses and LAE at December 31, 2007. These amounts are net of allowances of approximately $28 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2007	2006	2005
Reinsurance ceded	$1,268	$1,276	$1,251
Reinsurance assumed - including
involuntary pools and associations	40	189	65

Reinsurance assumed includes $7 million in 2007, $152 million in 2006 and $20 million in 2005 related to the purchase of the multi-peril crop and crop hail insurance business of Farmers Crop Insurance Alliance, Inc. In 2007, the majority of this business was written directly by AFG.

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

The following table presents the development of AFG's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2007. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years, particularly with regard to A&E charges, settlements and reallocations as detailed below. The middle line shows a cumulative deficiency (redundancy), which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. For example, the percentage of the December 31, 2002 reserve liability paid in 2003 includes approximately 20 percentage points for reserves of a former insurance subsidiary at its sale date in February 2003. See Note M - "Insurance - Insurance Reserves" to the Financial Statements for an analysis of changes in AFG's estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Liability for unpaid losses
and loss adjustment expenses:
As originally estimated	$3,490	$3,430	$3,321	$3,282	$3,338	$3,466	$2,901	$3,155	$3,619	$3,791	$3,868
As re-estimated at
December 31, 2007	4,142	3,786	3,849	4,053	4,223	4,230	3,423	3,400	3,576	3,692	N/A

Liability re-estimated:
One year later	104.4%	97.2%	97.7%	104.2%	104.5%	104.4%	104.9%	106.3%	98.4%	97.4%
Two years later	104.6%	95.3%	98.8%	103.8%	110.0%	109.7%	114.0%	106.1%	98.8%
Three years later	102.5%	95.6%	97.4%	108.0%	113.8%	118.0%	114.7%	107.7%
Four years later	104.9%	93.8%	100.5%	111.2%	121.1%	118.8%	118.0%
Five years later	105.2%	96.6%	103.5%	118.1%	122.8%	122.1%
Six years later	107.6%	99.3%	110.7%	120.0%	126.5%
Seven years later	109.7%	105.6%	112.4%	123.5%
Eight years later	115.3%	107.2%	115.9%
Nine years later	116.6%	110.4%
Ten years later	118.7%

Cumulative deficiency
(redundancy) (a)	18.7%	10.4%	15.9%	23.5%	26.5%	22.1%	18.0%	7.7%	(1.2%)	(2.6%)	N/A

Cumulative paid as of:
One year later	41.7%	27.4%	33.5%	37.1%	32.7%	42.2%	27.3%	25.4%	23.5%	22.3%
Two years later	56.6%	49.6%	50.7%	50.6%	61.3%	60.9%	46.4%	40.8%	37.5%
Three years later	70.5%	59.8%	57.8%	69.3%	74.4%	72.7%	58.8%	52.4%
Four years later	78.1%	62.9%	69.9%	79.2%	82.8%	80.3%	68.5%
Five years later	80.6%	70.9%	77.8%	84.9%	88.4%	86.2%
Six years later	86.4%	77.5%	81.7%	89.2%	93.4%
Seven years later	92.3%	80.4%	85.1%	93.6%
Eight years later	94.5%	83.2%	88.7%
Nine years later	96.7%	86.2%
Ten years later	99.1%

(a) Cumulative deficiency (redundancy):
Special A&E charges,
settlements and
reallocations	16.3%	10.3%	10.6%	10.8%	7.6%	6.5%	7.7%	7.0%	1.2%	1.2%
Other	2.4%	0.1%	5.3%	12.7%	18.9%	15.6%	10.3%	0.7%	(2.4%)	(3.8%)
Total	18.7%	10.4%	15.9%	23.5%	26.5%	22.1%	18.0%	7.7%	(1.2%)	(2.6%)	N/A

The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
As originally estimated:
Net liability shown above	$3,490	$3,430	$3,321	$3,282	$3,338	$3,466	$2,901	$3,155	$3,619	$3,791	$3,868
Add reinsurance
recoverables	736	1,468	1,571	1,324	1,525	1,804	2,059	2,234	2,243	2,309	2,300
Gross liability	$4,226	$4,898	$4,892	$4,606	$4,863	$5,270	$4,960	$5,389	$5,862	$6,100	$6,168
As re-estimated at
December 31, 2007:
Net liability shown above	$4,142	$3,786	$3,849	$4,053	$4,223	$4,230	$3,423	$3,400	$3,576	$3,692
Add reinsurance
recoverables	1,452	2,077	2,271	2,177	2,373	2,503	2,638	2,500	2,349	2,274
Gross liability	$5,594	$5,863	$6,120	$6,230	$6,596	$6,733	$6,061	$5,900	$5,925	$5,966	N/A

Gross cumulative
Deficiency (redundancy) (a)	32.5%	19.7%	25.1%	35.3%	35.6%	27.8%	22.2%	9.5%	1.1%	(2.2%)	N/A

(a) Gross cumulative deficiency (redundancy):
Special A&E charges,
settlements and
reallocations	17.5%	9.0%	9.0%	9.6%	6.1%	5.1%	5.4%	5.0%	1.1%	1.0%
Other	15.0%	10.7%	16.1%	25.7%	29.5%	22.7%	16.8%	4.5%	- %	(3.2%)
Total	32.5%	19.7%	25.1%	35.3%	35.6%	27.8%	22.2%	9.5%	1.1%	(2.2%)	N/A

In evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFG's $44 million special A&E charge related to losses recorded in 2007, but incurred before 1997, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

A significant portion of the adverse development in the tables is due to A&E exposures for which AFG has been held liable under general liability policies written prior to 1987, even though such coverage was not intended. Other factors affecting development in recent years included changes in the legal environment, including more liberal coverage decisions and higher jury awards, higher legal fees, the general state of the economy and medical cost inflation.

The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2007 are as follows (in millions):

Liability reported on a SAP basis, net of $220 million
of retroactive reinsurance	$3,729
Reinsurance recoverables, net of allowance	2,300
Other	139

Liability reported on a GAAP basis	$6,168

Asbestos and Environmental Reserves ("A&E")  AFG's property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written in years before 1987. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Item 7 - Management's Discussion and Analysis - "Uncertainties - Asbestos and Environmental-related Reserves" and Note K - "Commitments and Contingencies" to the Financial Statements.

AFG has undertaken periodic reviews of its A&E reserves with the aid of an independent actuarial firm and specialty outside counsel. In the second quarter of 2007, AFG completed a comprehensive study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty group. As a result of its study, AFG recorded a pretax charge of $44.2 million, net of $16.4 million in reinsurance recoverables. A similar study in 2005 resulted in a pretax charge of $169 million, net of $32 million in reinsurance recoverables. Management expects to conduct an internal comprehensive review of its A&E reserves in 2008 and an independent study in 2009. For a discussion of the A&E reserve strengthening, see Management's Discussion and Analysis - "Results of Operations - Asbestos and Environmental Reserve Charge."

The following table (in millions) is a progression of A&E reserves.

	2007	2006	2005

Reserves at beginning of year	$432.3	$461.0	$330.6
Incurred losses and LAE	50.9	-	169.3
Paid losses and LAE	(60.4)	(32.2)	(38.9)
Reserves not previously classified as A&E	-	3.5	-
Reserves at end of year, net of
reinsurance recoverable	422.8	432.3	461.0

Reinsurance recoverable, net of allowance	63.6	85.4	79.4

Gross reserves at end of year	$486.4	$517.7	$540.4

The survival ratio, which is an industry measure of A&E claim reserves, is derived by dividing reserves for A&E exposures by average annual paid losses over the past three years. At December 31, 2007, AFG's three year survival ratio was 11.5 times paid losses for the asbestos reserves and 9.6 times paid losses for the total A&E reserves. These ratios compare favorably with A.M. Best's most recent report on A&E survival ratios (November 2007) which were 8.6 for asbestos and 7.9 for total industry A&E reserves. Excluding amounts associated with the settlements of asbestos related coverage litigation for A.P. Green Industries (see "Legal Proceedings") and another large claim, AFG's three year survival ratio was 10.5 and 8.6 times paid losses for the asbestos reserves and total A&E reserves, respectively.

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

Competition

AFG's property and casualty insurance businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. See Item 1A - "Risk Factors." They also compete with self-insurance plans, captive programs and risk retention groups. Due to the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Price, commissions and profit sharing terms are also important factors. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped AFG compete successfully.

Annuity and Supplemental Insurance Operations

General

AFG's annuity and supplemental insurance operations are conducted through Great American Financial Resources, Inc. ("GAFRI"). In September 2007, GAFRI completed the acquisition of the shares of its common stock not previously owned by AFG, increasing AFG's ownership from 81% to 100%. GAFRI's primary insurance subsidiaries include Great American Life Insurance Company ("GALIC"), Annuity Investors Life Insurance Company ("AILIC"), Loyal American Life Insurance Company ("Loyal"), United Teacher Associates Insurance Company ("UTA"), Continental General Insurance Company ("CGIC") and Central Reserve Life Insurance Company ("CRLIC"). These companies market retirement products, primarily fixed, indexed and variable annuities, and various forms of supplemental insurance. All of these companies sell their products through independent producers. In addition, CGIC and CRLIC use captive agents. GAFRI and its subsidiaries employed approximately 1,100 persons at December 31, 2007.

In August 2006, GAFRI acquired Ceres Group, Inc. ("Ceres") for approximately $204 million in cash. Prior to the acquisition, Ceres' two primary insurance subsidiaries, CGIC and CRLIC, sold health and life insurance products through two primary business segments. Its senior segment included Medicare supplement and other senior health, life and annuity products for individuals age 55 and over. Its medical segment included major medical health insurance for individuals, families, associations and small businesses. In connection with the acquisition, Ceres' insurance subsidiaries entered into reinsurance agreements under which all of Ceres' medical business and half of its in-force senior business were ceded to unaffiliated companies. As a result of these reinsurance transactions, Ceres has paid approximately $80 million in return of capital distributions to GAFRI since the acquisition. At December 31, 2007, Ceres had an additional $20 million of excess capital available for future distributions. The retained Ceres business generated $129 million in statutory premiums in 2007.

In January 2006, GAFRI acquired the fixed annuity business written by Old Standard Life Insurance Company through a reinsurance transaction resulting in an increase of approximately $280 million in both annuity benefits accumulated and cash and investments.

In January 2006, GAFRI sold its subsidiary, Great American Life Assurance Company of Puerto Rico, for $37.5 million in cash.

Following is certain information concerning GAFRI's largest subsidiaries (dollars in millions).
		2007
		Statutory	Policies	AM Best	S&P
Company	Principal Products	Premiums	In Force	Rating	Rating

GALIC	Fixed and indexed annuities	$1,271	388,000	A	A
AILIC	Fixed and variable annuities	319	113,000	A	A
UTA	Supplemental insurance	217	195,000	A-	Not rated
Loyal	Supplemental insurance	59	152,000	A	Not rated
CGIC	Supplemental insurance	89	135,000	B++	Not rated
CRLIC	Supplemental insurance	20	45,000	B++	Not rated

Statutory premiums of AFG's annuity and supplemental insurance companies over the last three years were as follows (in millions):

	Premiums
	2007	2006	2005

Non-403(b) indexed annuities	$ 874	$ 608	$ 69
Non-403(b) fixed annuities	268	375	467
403(b) fixed and indexed annuities	349	306	221
Variable annuities	81	87	92
Total annuities	1,572	1,376	849
Supplemental insurance	364	298	247
Life insurance	59	53	51
Total	$1,995	$1,727	$1,147

During 2007, Standard & Poor's Rating Services raised its financial strength ratings for GALIC and AILIC to "A" from "A-". AFG believes that the ratings assigned by independent insurance rating agencies are important because agents, potential policyholders and school districts often use a company's rating as an initial screening device in considering annuity products. AFG believes that (i) a rating in the "A" category by A.M. Best is necessary to successfully market tax-deferred annuities to public education employees and other not-for-profit groups and (ii) a rating in the "A" category by at least one rating agency is necessary to successfully compete in other annuity markets. AFG's annuity and supplemental insurance entities also compete in markets other than the sale of tax-deferred annuities. Ratings are an important competitive factor; AFG believes that these entities can successfully compete in these markets with their respective ratings. AFG's annuity and supplemental insurance operations could be materially and adversely affected by ratings downgrades.

Annuities

AFG's principal retirement products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). Annuities are long-term retirement saving instruments that benefit from income accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest or earnings on the policy and pays out a benefit upon death, surrender or annuitization. FPDAs are characterized by premium payments that are flexible in both amount and timing as determined by the policyholder and are generally made through payroll deductions. SPDAs are generally issued in exchange for a one-time lump-sum premium payment.

Annuity contracts are generally classified as either fixed rate (including indexed) or variable. With a traditional fixed rate annuity, AFG seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits. AFG accomplishes this by: (i) offering crediting rates that it has the option to change after any initial guarantee period (subject to minimum interest rate guarantees); (ii) designing annuity products that encourage persistency; and (iii) maintaining an appropriate matching of assets and liabilities.

During 2007, AFG sold $874 million in non-403(b) indexed annuities, a 44% increase over 2006 and almost thirteen times the amount sold in 2005. This growth reflects both the success of new products introduced in mid-2005 and agent recruitment. An indexed annuity provides policyholders with the opportunity to receive a crediting rate tied, in part, to the performance of an existing market index (generally the S&P 500) while protecting against the related downside risk through a guarantee of principal (excluding surrender charges). AFG purchases call options designed to offset the effect of the index participation in the liabilities associated with indexed annuities.

In addition to traditional fixed rate and indexed annuities, AFG offers variable annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured. Premiums directed to the underlying investment options maintained in separate accounts are invested in funds managed by various independent investment managers. AFG earns a fee on amounts deposited into separate accounts. Subject to contractual provisions, policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case AFG earns a spread on amounts deposited.

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

Although GALIC no longer issues new life insurance policies, it continues to service and receive renewal premiums on its in-force block of approximately 170,000 policies and $28 billion gross ($9 billion net) of life insurance in force at December 31, 2007.

Marketing

The majority of AFG's FPDAs are sold in qualified markets under sections 403(b), 457 and 401(k) of the Internal Revenue Code. In the 403(b) and 457 markets, schools, government agencies and certain other not-for-profit organizations may allow employees to save for retirement through contributions made on a before-tax basis. In the 401(k) market, both for-profit and not-for-profit organizations may establish qualified retirement plans whereby employees are eligible to save for retirement through contributions made primarily on a before-tax basis. Federal income taxes are not payable on pretax contributions or earnings until amounts are withdrawn.

AFG sells its fixed rate annuities primarily through a network of 200 managing general agents ("MGAs") who, in turn, direct approximately 3,300 actively producing independent agents. The top 10 MGAs accounted for approximately one-half of AFG's fixed rate annuity premiums in 2007. The largest MGA represented approximately 12% of total fixed rate annuity premiums in 2007.

In recent years, AFG has offered its variable annuity as an ancillary product solely through its 403(b) and 401(k) sales channels. Approximately one-half of AFG's variable annuity sales in 2007 were made through a wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for AFG's variable annuity products.

AFG is licensed to sell its fixed annuity products in all 50 states; it is licensed to sell its variable products in all states except New York and Vermont. In 2007, no individual state accounted for more than 10% of AFG's annuity premiums other than California (12%) and Washington (12%). At December 31, 2007, AFG had approximately 395,000 annuity policies in force.

Competition

AFG's annuity and supplemental insurance businesses operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders and agents; (v) product design (including interest rates credited, index participation and premium rates charged); (vi) commissions; and (vii) number of school districts in which a company has approval to sell. Since most policies are marketed and distributed through independent agents, the insurance companies must also compete for agents.

No single insurer dominates the markets in which AFG's annuity and supplemental insurance businesses compete. See Item 1A - "Risk Factors." Competitors include (i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions. In a broader sense, AFG's annuity and supplemental insurance businesses compete for retirement savings with a variety of financial institutions offering a full range of financial services. Financial institutions have demonstrated a growing interest in marketing investment and savings products other than traditional deposit accounts.

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

Other Operations

Through subsidiaries, AFG is engaged in a variety of other operations, including commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina), Palm Beach (Sailfish Marina and Resort) and apartments in Louisville, Pittsburgh and Tampa Bay. These operations employed approximately 500 full-time employees at December 31, 2007.

Investment Portfolio

General  A summary of AFG's fixed maturity investments and equity securities is shown in Note D to the financial statements. For additional information on AFG's investments, see Item 7 - Management's Discussion and Analysis - "Investments." Portfolio yields are shown below.

	2007	2006	2005

Yield on Fixed Income Investments (a):
Excluding realized gains and losses	5.8%	5.8%	5.7%
Including realized gains and losses	5.7%	5.6%	5.6%

Yield on Equity Securities (a):
Excluding realized gains and losses	2.8%	3.0%	3.8%
Including realized gains and losses	(5.8%)	8.8%	11.9%

Yield on Investments (a)(b):
Excluding realized gains and losses	5.6%	5.7%	5.6%
Including realized gains and losses	5.2%	5.7%	5.8%

(a) Based on amortized cost; excludes effects of changes in unrealized gains. Realized losses include impairment charges.
(b) Excludes "Real Estate and Other Investments."

The table below compares total returns on AFG's fixed income and equity securities to comparable public indices. While there are no directly comparable indices to AFG's portfolio, the two shown below are widely used benchmarks in the industry. Both AFG's performance and the indices include changes in unrealized gains and losses.
	2007	2006	2005

Total return on AFG's fixed income investments	5.8%	5.0%	3.4%
Lehman Universal Bond Index	6.5%	5.0%	2.7%

Total return on AFG's equity securities	(15.8%)	19.1%	5.8%
Standard & Poors 500 Index	5.5%	15.8%	4.9%

Fixed Maturity Investments

AFG's bond portfolio is invested primarily in taxable bonds. The National Association of Insurance Commissioners ("NAIC") assigns quality ratings, which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFG's available for sale bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 2007 (dollars in millions).

NAIC		Amortized	Fair Value
Rating	Comparable S&P Rating	Cost	Amount	%

1	AAA, AA, A	$11,540	$11,527	76%
2	BBB	2,750	2,736	18
	Total investment grade	14,290	14,263	94
3	BB	500	484	3
4	B	258	254	2
5	CCC, CC, C	132	128	1
6	D	8	12	*
	Total noninvestment grade	898	878	6
	Total	$15,188	$15,141	100%

(*) less than 1%

AFG invests in bonds and redeemable preferred stocks that have primarily intermediate-term maturities. This practice is designed to allow flexibility in reacting to fluctuations of interest rates.

Equity Investments

At December 31, 2007, AFG held equity securities with a fair value of $923 million, the largest of which are a $107 million investment in Insurance Services Office, Inc., a provider of risk information for insurance companies, and a $61 million investment in National City Corporation, a Cleveland-based commercial bank. At December 31, 2007, AFG recorded an impairment charge of $64.2 million to reduce its investment in National City to fair value.

Regulation

AFG's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2008 from its insurance subsidiaries without seeking regulatory clearance is approximately $464 million.

Legislation has been proposed to establish a procedure for larger, commercial insurers to be regulated under an optional federal charter. The implications of this proposal on AFG's insurance operations cannot be determined at this time.

In October, 2004 the New York State Attorney General commenced a lawsuit against Marsh and McClennan Companies, Inc., alleging, among other things, that through the use of contingent or excess commissions and other specified conduct, including bid rigging and price fixing, the firm had manipulated the insurance marketplace. The New York Attorney General also implicated some insurance companies, none of which were AFG subsidiaries. A number of other state Attorneys General subsequently commenced investigations of insurance producers and insurers concerning the allegations.

Some AFG insurance subsidiaries have received and responded to inquiries from Attorneys General of several states where the subsidiaries do business. Some insurers, not including any AFG subsidiaries, have resolved issues with certain states. See "Legal Proceedings" for information on the one suit filed by a state Attorney General against AFG subsidiaries.

AFG cannot estimate the scope or breadth of the results, timeframe and impact, if any, that the complete resolution of these inquiries may have on its business or on the insurance industry generally.

Most states have created insurance guaranty associations to provide for the payment of claims of insurance companies that become insolvent. Annual assessments for AFG's insurance companies have not been material.

ITEM 1A

Risk Factors

Following is a discussion of the most significant risk factors to investors in AFG securities.

Intense competition could adversely affect AFG's profitability.

The specialty insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. AFG's specialty insurance businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. In addition, certain foreign insurers can write business in the U.S. on a tax-advantaged basis and therefore hold a competitive advantage over AFG. AFG also competes with self-insurance plans, captive programs and risk retention groups. Peer companies and major competitors in some or all of AFG's specialty lines include ACE Ltd., American International Group Inc., Arch Capital Group Ltd., Chubb Corp., Cincinnati Financial Corp., CNA Financial Corp., Philadelphia Consolidated Holdings Corp., Markel Corp., Hartford Financial Services Group, HCC Insurance Holdings, Inc., Rural Community Insurance Company, The Travelers Companies Inc., W.R. Berkley Corp., XL Capital Ltd., and Zenith National Insurance Corp.

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

Competition is based on many factors, including service to policyholders and agents, product design, reputation for claims handling, ratings and financial strength. Price, commissions, fees, profit sharing terms and interest crediting rates are also important factors. Some of AFG's competitors have more capital and greater resources than AFG, and may offer a broader range of products and lower prices than AFG offers. If competition limits AFG's ability to write new or renewal business at adequate rates, its results of operations will be adversely affected.

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

As previously discussed under "Regulation," AFG is subject to comprehensive regulation by government agencies in the states where its insurance company subsidiaries are domiciled and where these subsidiaries issue policies and handle claims. AFG must obtain prior approval for certain corporate actions. The regulations may limit AFG's ability to obtain rate increases or take other actions designed to increase AFG's profitability. Such regulation is primarily intended for the protection of policyholders rather than securityholders.

Existing insurance-related laws and regulations may become more restrictive in the future or new restrictive laws may be enacted and, therefore, it is not possible to predict the potential effects of these laws and regulations. The costs of compliance or the failure to comply with existing or future regulations could harm AFG's financial results and its reputation with customers.

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

AFG's property and casualty insurance subsidiaries record reserve liabilities for the estimated payment of losses and loss adjustment expenses for both reported and unreported claims. Due to the inherent uncertainty of estimating reserves, it has been necessary in the past, and will continue to be necessary in the future, to revise estimated liabilities as reflected in AFG's reserves for claims and related expenses. While AFG recorded favorable development of $99 million in 2007 and $57 million in 2006, it had unfavorable development of $199 million (due primarily to the A&E charge discussed under Item 7 - "Management's Discussion and Analysis - Uncertainties") in 2005. The historic development of reserves for losses and loss adjustment expense may not necessarily reflect future trends in the development of these amounts. Accordingly, it is not appropriate to extrapolate redundancies or deficiencies based on historical information. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period in which the deficiency is recognized.

AFG's results could be negatively impacted by severe weather conditions or other catastrophes.

AFG recorded catastrophe losses of $5 million in 2007, $22 million in 2006 (primarily from tornadoes) and $60 million in 2005 (primarily due to hurricanes). Catastrophes (some of which are seasonal) can be caused by natural events such as hurricanes, windstorms, tornadoes, hailstorms, severe winter weather, earthquakes, explosions and fire, and by man-made events, such as terrorist attacks and riots. The extent of losses from a catastrophe is a function of the amount of insured exposure in the area affected by the event and the severity of the event. In addition, certain catastrophes could result in both property and non-property claims from the same event. A severe catastrophe or a series of catastrophes could result in losses exceeding AFG's reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

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

AFG relies on the use of reinsurance to limit the amount of risk it retains. The following amounts of gross property and casualty premiums have been ceded to other insurers: 2007 - $1.3 billion (32%); 2006 - $1.3 billion (32%); and 2005 - $1.3 billion (34%). The availability and cost of reinsurance are subject to prevailing market conditions, which are beyond AFG's control and which may affect

AFG's level of business and profitability. AFG is also subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve AFG of its liability to insureds.

Variations from the actuarial assumptions used to establish certain assets and liabilities in AFG's annuity and supplemental insurance business could negatively impact AFG's reported financial results.

The earnings on certain products sold by AFG's annuity and supplemental insurance business depend significantly upon the extent to which actual experience is consistent with the assumptions used in setting reserves and establishing and amortizing deferred policy acquisition costs ("DPAC"). These assumptions relate to investment yields (and spreads over fixed annuity crediting rates), mortality, surrenders, annuitizations and, on some policies, morbidity. Developing such assumptions is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. These assumptions, and therefore AFG's results of operations, could be negatively impacted by changes in any of the factors listed above. For example, AFG recorded pretax charges of $9 million in 2007 and $14 million in 2005 related to unexpected increases in mortality in its run-off life operations. In 2005, AFG also recorded a pretax charge of $16 million to write off DPAC and increase annuity liabilities due primarily to the negative effect of lower interest rates on expected future profits of its fixed annuity operations.

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

Adverse securities market conditions can have significant negative effects on AFG's financial results.

AFG's investment performance could be adversely impacted by the types of investments, industry groups and/or individual securities in which it invests. As of December 31, 2007, 85% of AFG's investment portfolio was invested in fixed maturity securities and 5% in equity securities. Mortgage-backed securities in which the underlying collateral is subprime mortgages represent 3% of AFG's total fixed maturity portfolio at December 31, 2007. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. AFG's equity securities are subject to market price volatility. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Fixed Maturity Portfolio."

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

AFG's debt securities are rated by Standard & Poor's, Moody's and Fitch, independent corporate credit rating agencies. AFG's senior indebtedness is currently rated BBB by Standard & Poor's, Baa2 by Moody's and BBB+ by Fitch. Securities ratings are subject to revision or withdrawal at any time by the assigning rating organization. A security rating is not a recommendation to buy, sell or hold securities. An unfavorable change in either of these ratings could make it more expensive to access the capital markets and may increase the interest rate charged under AFG's current multi-bank credit line.

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

Carl H. Lindner is Chairman of the Board of Directors of AFG, and his sons, Carl H. Lindner III and S. Craig Lindner, are each Co-Chief Executive Officers and Directors of AFG. Carl H. Lindner, Carl H. Lindner III and S. Craig Lindner beneficially own 12.5%, 7.3% and 6.9% of AFG's outstanding Common Stock as of February 1, 2008. Another son, Keith E. Lindner, reported in July 2007 that he beneficially owned shares representing 4.9% of AFG's outstanding Common Stock. As a result, certain members of the Lindner family have the ability to exercise significant influence over AFG's management, including over matters requiring shareholder approval.

The price of AFG common stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.

The price of AFG's common stock as listed on the NYSE and Nasdaq Global Select Market constantly changes. During 2006 and 2007, AFG's common stock traded at prices ranging between $23.94 and $36.84. AFG's common stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include but are not limited to:

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

AFG's insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including Great American's and GAFRI's home offices in Cincinnati. In December 2007, AFG signed a 15-year lease (the effectiveness of which is subject to certain contingencies) in a new office tower to be built in downtown Cincinnati. The new building is scheduled for completion in 2011 and will enable AFG to consolidate operations from several leased locations into one. A property and casualty insurance subsidiary owns approximately 177,000 square feet of office space on 17.5 acres of land in Richfield, Ohio, approximately two-thirds of which it occupies; the remaining space is leased to unaffiliated tenants. A GAFRI subsidiary owns a 45,000 square foot office building in Mission, Kansas which is now for sale. The Company will continue to occupy the building for at least the first half of 2008.

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

On January 4, 2008, the Commonwealth of Massachusetts filed suit in the Superior Court of Suffolk County against AFG subsidiaries Great American Insurance Group and Professional Risk Brokers, Inc. The suit alleges improper conduct in issuance of one quotation in 2004 for insurance coverage for a Massachusetts company. The suit seeks monetary amounts for restitution, disgorgement, civil penalties and the Commonwealth's costs of investigation (including attorneys' fees) in amounts unspecified in the Complaint. Considering the amounts of premium at issue, AFG believes that the amounts would not individually or in total be material to the Company's financial condition. The suit also seeks injunctive relief. The AFG subsidiaries had previously resolved and were released from any potential legal issue directly with the Massachusetts company at issue in the Commonwealth's suit. Although no estimate or prediction can be made as to the outcome of the litigation, the AFG subsidiaries deny the allegations of the Complaint and intend to vigorously defend against them.

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

As previously reported, Great American Insurance Company and certain other insurers were parties to coverage litigation (arising from claims alleging asbestos exposure resulted in bodily injury) under insurance policies issued during the 1970's and 1980's to Bigelow-Liptak Corporation and related companies, subsequently known as A.P. Green Industries, Inc. ("A.P. Green"). A.P. Green sought to recover defense and indemnity expenses related to those claims from a number of insurers, including Great American.

In February 2002, A.P. Green filed petitions for bankruptcy under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania (In Re Global Industrial Technologies, Inc., et al, filed February 14, 2002).

In 2003, Great American Insurance Company entered into an agreement, which was approved by the bankruptcy court, for the settlement of coverage litigation related to A.P. Green asbestos claims. The settlement is for $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest) and allows up to 10% of the settlement to be paid in AFG Common Stock. The settlement agreement is conditioned upon confirmation of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies.

During the third quarter of 2007, the Bankruptcy Court confirmed the A. P. Green Plan of Reorganization which includes the injunction required by Great American's settlement agreement. Certain parties appealed the confirmation on issues that management believes are ancillary to the Great American settlement.

PART II

ITEM 5

Market for Registrant's Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.

AFG Common Stock is listed and traded on the New York Stock Exchange and the Nasdaq Global Select Market under the symbol AFG. In November 2006, AFG's Board of Directors approved a three-for-two common stock split. On December 15, 2006, one additional common share was issued for every two common shares held by shareholders of record on November 30, 2006. A total of 39,724,479 new shares were issued. All share and per share amounts (except the number of shares authorized and the stated value of $1.00 per share) presented in this Annual Report on Form 10-K have been adjusted to reflect the effect of the split for all periods presented. The information presented in the table below represents the high and low sales prices per share reported on the NYSE Composite Tape.

	2007		2006
	High	Low	High	Low

First Quarter	$36.84	$32.87	$28.30	$24.70
Second Quarter	36.30	33.33	29.70	27.08
Third Quarter	34.92	23.94	32.13	27.15
Fourth Quarter	30.82	26.50	36.71	31.13

There were approximately 8,500 shareholders of record of AFG Common Stock at February 1, 2008. In 2007 and 2006, AFG declared and paid quarterly dividends of $.10 and $.092 per share, respectively. In November 2007, AFG announced an increase in its annual dividend to $.50 per share of Common Stock, or $.125 per share quarterly. AFG paid its first dividend at that rate in January 2008. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

Issuer Purchases of Equity Securities  AFG repurchased shares of its common stock during the fourth quarter of 2007 as follows:

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
2007	Purchased	Per Share	or Programs	or Programs (a)

January through September	4,689,600	$28.44	4,689,600	5,310,400

4th Quarter
October	194,000	$29.95	194,000	5,116,400

November	2,054,300	$29.16	2,054,300	3,062,100

December	-	-	-	3,062,100

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG's Board of Directors in 2004 and 2007.

ITEM 6

Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).
	2007	2006	2005	2004	2003
Earnings Statement Data:
Total Revenues	$4,405	$4,250	$3,984	$3,868	$3,323
Operating Earnings Before Income Taxes	639	694	327	585	296
Earnings from Continuing Operations	381	428	196	366	319
Discontinued Operations	2	25	11	-	(31)
Cumulative Effect of Accounting Changes (a)	-	-	-	(6)	6
Net Earnings	383	453	207	360	294

Basic Earnings (Loss) Per Common Share:
Earnings from Continuing Operations	$3.24	$3.63	$1.69	$3.31	$3.00
Discontinued Operations	.01	.21	.09	-	(.30)
Cumulative Effect of Accounting Change	-	-	-	(.05)	.06
Net Earnings Available to Common Shares	3.25	3.84	1.78	3.26	2.76

Diluted Earnings (Loss) Per Common Share:
Earnings from Continuing Operations	$3.09	$3.54	$1.66	$3.26	$2.99
Discontinued Operations	.01	.21	.09	-	(.30)
Cumulative Effect of Accounting Change	-	-	-	(.05)	.06
Net Earnings Available to Common Shares	3.10	3.75	1.75	3.21	2.75

Cash Dividends Paid Per Share of Common Stock	$.40	$.37	$.33	$.33	$.33

Ratio of Earnings to Fixed Charges Including
Annuity Benefits (b)	2.40	2.62	1.77	2.42	1.68

Balance Sheet Data:
Total Assets	$25,808	$25,101	$22,816	$22,560	$20,312
Long-term Debt	937	921	1,000	1,106	1,102
Minority Interest	100	284	261	220	188
Shareholders' Equity	3,046	2,929	2,458	2,431	2,076

(a)	Reflects the implementation of required accounting changes.

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

The ratio of earnings to fixed charges excluding interest credited to annuity policyholders' accounts was 8.49, 9.15, 4.58, 7.02 and 3.66 for 2007, 2006, 2005, 2004 and 2003, respectively. Although the ratio of earnings to fixed charges excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, some investors and lenders may not consider interest credited to annuity policyholders' accounts a borrowing cost for an insurance company, and accordingly, believe this ratio is meaningful.

ITEM 7

Management's Discussion and Analysis

of Financial Condition and Results of Operations

____________________________________________________________________________________

INDEX TO MD&A
	Page		Page
General	23	Results of Operations	38
Overview	23	General	38
Critical Accounting Policies	24	Income Items	38
Liquidity and Capital Resources	24	Expense Items	45
Ratios	24	Recent Accounting Standards	46
Parent and Subsidiary Liquidity	25
Contractual Obligations	26
Off-Balance Sheet Arrangements	27
Investments	27
Uncertainties	30

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

At December 31, 2007, AFG (parent) held approximately $50 million in cash and securities and had borrowed $95 million under its bank line of credit. AAG Holding had $21 million borrowed under this line at December 31, 2007. Through February 15, 2008, total borrowings under this line increased by $119 million due primarily to the funding of an acquisition.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses and in the sale of traditional fixed, indexed and variable annuities and a variety of supplemental insurance products.

The property and casualty business is cyclical in nature with periods of high competition resulting in low premium rates, sometimes referred to as a "soft market" or "downcycle" followed by periods of reduced competition and higher premium rates, referred to as a "hard market" or "upcycle." The 1990's were a soft market period; prices started to harden in 2000 and accelerated significantly following the terrorist attacks in 2001. Rate increases for AFG's specialty businesses moderated during the latter part of 2003 and that trend continued during 2004. While AFG's workers' compensation operations experienced significant rate decreases from 2005 through 2007, reflecting the improved claims environment from reform legislation, overall average renewal pricing was flat for 2005 and down about 2% in 2006 and 4% in 2007.

AFG reported net earnings of $383.2 million ($3.10 per share diluted) in 2007 compared to $453.4 million ($3.75 per share diluted) in 2006. Improved underwriting results in the Company's ongoing property and casualty insurance operations and higher investment income were more than offset by lower gains from sales of real estate, realized losses on securities due to impairment writedowns on equity securities and the effect of charges to strengthen reserves for asbestos and other environmental exposures ("A&E") within the property and casualty insurance run-off operations and A&E exposures related to former railroad and manufacturing operations.

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

See "Liquidity and Capital Resources - Uncertainties" for a discussion of insurance reserves, recoverables from reinsurers, and contingencies related to American Premier's former operations and "Liquidity and Capital Resources - Investments" for a discussion of impairments on investments. Deferred policy acquisition costs ("DPAC") and certain liabilities related to annuities and universal life insurance products are amortized in relation to the present value of expected gross profits on the policies. Assumptions considered in determining expected gross profits involve significant judgment and include management's estimates of assumed interest rates and investment spreads, surrenders, annuitizations, renewal premiums and mortality. Should actual experience require management to change its assumptions (commonly referred to as "unlocking"), a charge or credit would be recorded to adjust DPAC or annuity liabilities to the levels they would have been if the new assumptions had been used from the inception date of each policy.

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions). Management intends to maintain the ratio of debt to capital at or below 25% and intends to maintain the capital of its significant insurance subsidiaries at or above levels currently indicated by rating agencies as appropriate for the current ratings.

	December 31,
	2007	2006
Consolidated debt	$ 937	$ 921
Total capital (*)	4,108	4,160
Ratio of debt to total capital:
Including debt secured by real estate	22.8%	22.1%
Excluding debt secured by real estate	21.5%	20.9%

(*) Includes consolidated debt, minority interest and
shareholders' equity (excluding unrealized gains
(losses) related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.40 for the year ended December 31, 2007. Excluding annuity benefits, this ratio was 8.49 for 2007. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

The NAIC's model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2007, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements.

Parent and Subsidiary Liquidity

Parent Holding Company Liquidity  Management believes AFG has sufficient resources to meet its liquidity requirements. If funds generated from operations, including dividends and tax payments from subsidiaries, are insufficient to meet fixed charges in any period, AFG would be required to utilize parent company cash and marketable securities or to generate cash through borrowings, sales of other assets, or similar transactions.

AFG and AAG Holding can borrow a combined $500 million under their revolving credit facility, which expires in 2011. AFG and AAG Holding had a total of $116 million in borrowings outstanding under this agreement at December 31, 2007, bearing interest at a rate of 5.9% at December 31, 2007. AFG believes that this credit agreement provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent company.

Through February 15, 2008, AFG borrowed an additional $119 million under its revolving credit facility primarily to finance an acquisition. Management anticipates that it will call its Senior Convertible Notes for redemption on June 2, 2008, and pay holders who convert cash for the accreted value (approximately $190 million) and cash or stock for the conversion premium (amount to be based on the market price of AFG Common Stock).

During 2007, AFG repurchased 6.9 million shares of its common stock for approximately $199 million, funded the $239 million in costs associated with GAFRI's purchase of its common stock not previously owned by AFG, and redeemed the $59.5 million of 7-1/8% Debentures that matured in December 2007. Through February 22, 2008, AFG has repurchased an additional 350,000 shares for approximately $9.5 million.

To better facilitate flows of capital between AFG (parent company) and its annuity and supplemental insurance operations, Great American Insurance paid a dividend to AFG in December 2007 in the form of its majority ownership in GAFRI, giving AFG 100% direct ownership of GAFRI.

During 2006, AFG repurchased $43.5 million of its 7-1/8% debentures due 2009 for $45.6 million in cash. During 2005, AFG repurchased $15.6 million of its 7-1/8% Debentures due 2007 and $71.2 million of its 7-1/8% Debentures due 2009 for $92.6 million in cash.

All debentures issued by AFG (and AAG Holding) are rated investment grade by three nationally recognized rating agencies. Under a currently effective shelf registration statement, AFG can offer additional equity or debt securities. The shelf registration provides AFG with flexibility to access the capital markets from time to time as market and other conditions permit.

For statutory accounting purposes, equity securities of non-affiliates are generally carried at fair value. At December 31, 2007, AFG's insurance companies owned publicly traded equity securities with a fair value of $888 million. In addition, Great American Insurance Company owns National Interstate Corporation ("NATL") common stock with a fair value of $338 million and a statutory carrying value of $266 million. Decreases in market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group's dividend-paying capability.

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

During 2006, AAG Holding repurchased $68.5 million of its 6-7/8% Senior Notes due 2008 for $70.8 million in cash. In 2005, AAG Holding repurchased $20.8 million of its 8-7/8% trust preferred securities for $22.6 million in cash.

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

In 2005, NATL, a majority-owned subsidiary that specializes in property and casualty insurance for the passenger transportation industry, issued 3,350,000 shares of its common stock in an initial public offering. A portion of the $40.4 million of net proceeds from this offering was used to repay NATL's $15 million promissory note to another AFG subsidiary. The remainder was used for other general corporate purposes. At December 31, 2007, AFG owned approximately 53% of NATL's common stock.

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

		Within			More than
	Total	One Year	2-3 Years	4-5 Years	5 Years
Annuity, life, accident and
health liabilities (a)	$11,580	$1,425	$2,219	$2,003	$5,933
Property and casualty unpaid
losses and loss adjustment
expenses (b)	6,168	1,900	2,100	1,000	1,168
Long-term debt, including
interest	1,688	274	259	188	967
Operating leases	153	34	55	34	30
Total (c)	$19,589	$3,633	$4,633	$3,225	$8,098

(a) Reserve projections include anticipated cash benefit payments only. Projections do not include any impact for future earnings or additional premiums.

(b)  Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $2.3 billion as follows: Within 1 year -
     $700 million; 2-3 years - $800 million; 4-5 years - $400 million; and
     thereafter - $400 million. Actual payments and their timing could differ significantly from these estimates.

(c) AFG's $43 million liability for unrecognized tax benefits as of December 31, 2007, is not included because the period of payment cannot be reliably estimated.

The accreted value of the AFG Senior Convertible Notes due in 2033 is included in the above table at the first put date (2008). AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2007.

Off-Balance Sheet Arrangements  See Note N - "Additional Information - Financial Instruments with Off-Balance Sheet Risk" to the financial statements.

Investments  AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

Nearly two-thirds of AFG's consolidated assets are invested in marketable securities. AFG's investment portfolio at December 31, 2007, contained $15.1 billion in "Fixed maturities" classified as available for sale and $923 million in "Equity securities", all carried at fair value with unrealized gains and losses included in a separate component of shareholders' equity on an after tax basis. The fair value of approximately 98% of AFG's fixed maturity and equity security portfolio is based on values provided by pricing services or quotes from brokers. At December 31, 2007, AFG had pretax net unrealized losses of $47.4 million on fixed maturities and net unrealized gains of $8.8 million on equity securities.

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2007, the average life of AFG's fixed maturities was about six years.

Approximately 94% of the fixed maturities held by AFG at December 31, 2007, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFG's $4.8 billion investment in mortgage backed securities ("MBSs") represented approximately one-third of its available for sale fixed maturities at December 31, 2007. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Approximately 99% of AFG's mortgage-backed securities are rated "AAA." At December 31, 2007, AFG owned $483 million (representing 3% of AFG's total fixed maturity portfolio) of mortgage-backed securities in which the underlying collateral is subprime mortgages. At that date, the net unrealized loss on these securities was approximately $28.6 million. The securities are collateralized by fixed-rate mortgages and have an overall average life of approximately 4 years. At December 31, 2007, AFG had no collateralized debt obligations secured by residential mortgages.

At December 31, 2007, AFG owned $855 million in securities with credit enhancement provided by bond insurers, including $596 million of insured municipal bonds, $152 million in insured subprime securities (included in the $483 million in total subprime exposure discussed above), $99 million in insured corporate bonds and $8 million in insured residential mortgage-backed securities. Approximately 90% of the insured municipal bonds carry an explicit underlying rating (i.e. without credit enhancement) with an average of A+, and 50% of the corporate bonds carry an explicit underlying rating with an average of BBB+. None of the insured subprime securities or the residential mortgage-backed securities carry an explicit underlying rating. Management does not believe the risk of loss on the securities without underlying credit ratings is material to AFG's financial condition.

The upheaval in the housing and credit markets in the second half of 2007 and continuing in 2008 has caused many financial institutions to record significant asset writedowns. This has had an adverse impact on AFG's investment portfolio.

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at December 31, 2007, is shown in the following table (dollars in millions). Approximately $201 million of available for sale "Fixed maturities" and $161 million of "Equity securities" had no unrealized gains or losses at December 31, 2007.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for sale Fixed Maturities
Fair value of securities	$7,631	$7,309
Amortized cost of securities	$7,456	$7,531
Gross unrealized gain (loss)	$ 175	($ 222)
Fair value as % of amortized cost	102%	97%
Number of security positions	1,759	1,109
Number individually exceeding
$2 million gain or loss	-	7
Concentration of gains (losses) by
type or industry (exceeding 5% of
unrealized):
Mortgage-backed securities	$ 42.5	($ 89.6)
Banks, savings and credit institutions	14.8	(53.0)
Gas and electric services	16.6	(8.1)
Insurance companies	10.8	(13.6)
State and municipal	10.8	(3.3)
Percentage rated investment grade	97%	92%

Equity Securities
Fair value of securities	$ 253	$ 509
Cost of securities	$ 137	$ 616
Gross unrealized gain (loss)	$ 116	($ 107)
Fair value as % of cost	185%	83%
Number of security positions	64	149
Number individually exceeding
$2 million gain or loss	6	14

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at December 31, 2007, based on their fair values. Asset- backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	with	with
	Unrealized	Unrealized
Maturity	Gains	Losses
One year or less	4%	3%
After one year through five years	37	14
After five years through ten years	31	35
After ten years	6	5
	78	57
Mortgage-backed securities (average
life of six years)	22	43
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at December 31, 2007

Securities with unrealized gains:
Exceeding $500,000 (64 issues)	$ 906	$ 49	106%
Less than $500,000 (1,695 issues)	6,725	126	102
	$7,631	$175	102%

Securities with unrealized losses:
Exceeding $500,000 (130 issues)	$1,779	($127)	93%
Less than $500,000 (979 issues)	5,530	(95)	98
	$7,309	($222)	97%

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities with Unrealized
Losses at December 31, 2007

Investment grade with losses for:
Less than one year (451 issues)	$3,433	($ 90)	97%
One year or longer (504 issues)	3,282	(102)	97
	$6,715	($192)	97%

Non-investment grade with losses for:
Less than one year (125 issues)	$ 446	($ 23)	95%
One year or longer (29 issues)	148	(7)	95
	$ 594	($ 30)	95%

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

Net realized gains (losses) on securities sold and charges for "other than temporary" impairment on securities held were as follows (in millions):

	Net Realized	Charges for
	Gains on Sales	Impairment	Other(a)	Total
2007	$42.5	($127.9)(b)	$14.6	($70.8)
2006	51.8	(25.7)	2.9	29.0
2005	37.2	(16.1)	2.8	23.9

(a) Adjustments to reflect the impact of realized gains and losses on the amortization of deferred policy acquisition costs and to carry derivatives at fair value.
(b) Includes fourth quarter charge of $64.2 million to reduce AFG's investment in National City Corporation to fair value at December 31, 2007.

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
  Paid Development Method
  Projected Claim Count Times Projected Claim Severity
  Bornhuetter-Ferguson Method
  Incremental Paid LAE to Paid Loss Methods

Management believes that each method has particular strengths and weaknesses and that no single estimation method is most accurate in all situations. When applied to a particular group of claims, the relative strengths and weaknesses of each method can change over time based on the facts and circumstances. Ultimately, the estimation methods chosen are those which management believes produce the most reliable indication for the particular liabilities under review.

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
	Gross Loss Reserves at December 31, 2007
				Total
	Case	IBNR	LAE	Reserve
Statutory Line of Business
Other liability - occurrence	$ 486	$1,496	$395	$2,377
Workers' Compensation	715	393	120	1,228
Other liability - claims-made	299	392	123	814
Commercial multiple peril	118	129	102	349
Commercial Auto/Truck Liability/Medical	109	167	63	339
Special property (fire, allied lines,
inland marine, earthquake)	220	57	22	299
Other lines	139	359	145	643
Total Statutory Reserves	2,086	2,993	970	6,049

Adjustments for GAAP:
Deferred gains on retroactive reinsurance	-	96	-	96
Reserves of foreign operations	23	48	2	73
Loss reserve discounting	(22)	-	-	(22)
Reclassify extracontractual reserves	(28)	-	-	(28)
Total Adjustments for GAAP	(27)	144	2	119

Total GAAP Reserves	$2,059	$3,137	$972	$6,168

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system that can eliminate the risk of actual ultimate results differing from such estimates. As shown in footnote (a) to the reserve development table (loss triangle) on page 7, the original estimates of AFG's liability for losses and loss adjustment expenses, net of reinsurance, over the past 10 years have developed through December 31, 2007, to be deficient (for eight years) by as much as 18.9% and redundant (for two years) by as much as 3.8% (excluding the effect of special charges for asbestos, environmental and other mass tort exposures). This development illustrates the historical impact caused by variability in factors considered in estimating its insurance reserves.

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

The estimated cumulative impact that a one percent change in cost trends would have on net earnings is shown below (in millions).

Effect of 1%
Change in
Line of business	Cost Trends
Other Liability - Occurrence	$27
Workers' Compensation	20
Other Liability - Claims made	13
Commercial Auto/Truck Liability/Medical	4
Commercial Multi-peril	5

The judgments and uncertainties surrounding management's reserve estimation process and the potential for reasonably possible variability in management's most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (in millions) what the impact on AFG's net earnings would be on the more significant lines of business if the December 31, 2007, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.
	5-yr. Average	Net Reserves(**)	Effect on
	Development(*)	December 31, 2007	Net Earnings(**)

Other Liability - Occurrence	(.1%)	$928	$ 1
Workers' Compensation	.6%	760	(5)
Other Liability - Claims made	5.2%	517	(27)
Commercial Auto/Truck Liability/
Medical	(2.1%)	216	5
Commercial Multi-peril	2.4%	226	(5)

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

  Litigious climate
  Unpredictability of judicial decisions regarding coverage issues
  Magnitude of jury awards
  Outside counsel costs
  Timing of claims reporting

AFG recorded favorable development of $34 million in 2007, $21 million in 2006 and $16 million in 2005 related to its nursing home coverage where both the frequency and severity of claims were lower than previously projected. In addition, favorable development of $59 million in 2007 and $15 million in 2006 was recorded in Mid-Continent's general liability business due to claim severity being less than predicted.

AFG recorded adverse loss development of $26 million in 2005 on prior year umbrella and excess liability business as outside counsel costs exceeded expectations and certain judicial decisions and jury awards were worse than expected. In addition, $8 million in adverse development was recorded in 2005 on a run-off book of casualty business due to the frequency and severity of claims being significantly greater than predicted.

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
  Timing of claims reporting

AFG's workers' compensation business is written primarily in California. Significant reforms passed by the California state legislature in 2003 and in 2004 reduced employer premiums and set treatment standards for injured workers. AFG recorded favorable prior year loss development of $22 million in 2007, $23 million in 2006 and $24 million in 2005 due primarily to the impact of the legislation on medical claim costs being more favorable than previously anticipated.

While the standard actuarial techniques do reflect expected favorable impacts from the reforms, the magnitude of future cost savings depends on the implementation and interpretation of the reforms throughout the workers' compensation system over the next several years. While management applies the actuarial methods mentioned above, more judgment is involved in arriving at the final reserve to be held. For recent accident years, more weight is given to the methods based on claim count and severity. Management reviewed the frequency, severity and loss and LAE ratios implied by the projections from the standard tests in light of the uncertainties of future cost savings and recent rate actions since the reforms, to determine the appropriate reserve level. Due to the long-tail nature of this business, AFG has been conservative in reserving for the favorable effects of the reform legislation until a higher percentage of claims have been paid and the ultimate impact of reforms can be estimated with more precision.

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

AFG recorded adverse prior year loss development of $1 million in 2007, $13 million in 2006 and $15 million in 2005 on its legal professional liability business as claim severity continued to be higher than previous underlying assumptions.

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

AFG recorded favorable prior year loss development of $7 million in 2007, $25 million in 2006 and $10 million in 2005 for this line of business as claim severity was significantly lower than in prior assumptions.

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

Over the years, certain portions of the homebuilders business have experienced adverse interpretations of coverage, coupled with certain statutory changes relating to liability, causing higher than expected emergence of claims from older years. AFG recorded adverse prior year loss development of $21 million in 2007, $7 million in 2006 and $15 million in 2005 on its run-off homebuilders business (mostly from exposures in California and Nevada). Management believes that changes in policy forms and endorsements implemented in 1998 will reduce AFG's exposure to such adverse interpretations.

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

See Item 1 - "Business" - "Property and Casualty Operations - Reinsurance" for more information on AFG's reinsurance programs. For additional information on the effect of reinsurance on AFG's historical results of operations see Note M -

"Insurance - Reinsurance" and the gross loss development table under Item 1 - "Business" - "Property and Casualty Operations - Loss and Loss Adjustment Expense Reserves."

The following table illustrates the effect that purchasing reinsurance has had on AFG's combined ratio over the last three years.

	2007	2006	2005
Before reinsurance (gross)	81.0%	88.0%	96.4%
Effect of reinsurance	2.3	(.4)	2.6
Actual (net of reinsurance)	83.3%	87.6%	99.0%

Asbestos and Environmental-related ("A&E") Insurance Reserves  Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2007	2006
Asbestos	$335.5	$345.1
Environmental	87.3	87.2
A&E reserves, net of reinsurance recoverable	422.8	432.3
Reinsurance recoverable, net of allowance	63.6	85.4
Gross A&E reserves	$486.4	$517.7

Asbestos reserves include claims asserting alleged injuries and damages from exposure to asbestos. Environmental reserves include claims relating to polluted waste sites.

Asbestos claims against manufacturers, distributors or installers of asbestos products were presented under the products liability section of their policies which typically had aggregate limits that capped an insurer's liability. In recent years, a number of asbestos claims are being presented as "non-products" claims, such as those by installers of asbestos products and by property owners or operators who allegedly had asbestos on their property, under the premises or operations section of their policies. Unlike products exposures, these non-products exposures typically had no aggregate limits, creating potentially greater exposure for insurers. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify previously settled products claims as non-products claims to restore a portion of previously exhausted products aggregate limits. AFG, along with other insurers, is and will be subject to such non-products claims. It is difficult to predict whether insureds will be successful in asserting claims under non-products coverage or whether AFG and other insurers will be successful in asserting additional defenses. Therefore, the future impact of such efforts is uncertain.

Approximately 60% of AFG's net asbestos reserves relate to policies written directly by AFG subsidiaries. Claims from these policies generally are product oriented claims with only a limited amount of non-product exposures, and are dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants. The remainder is assumed reinsurance business that includes exposures for the periods 1954 to 1983. The asbestos and environmental assumed claims are ceded by various insurance companies under reinsurance treaties. A majority of the individual assumed claims have exposures of less than $100,000 to AFG. Asbestos losses assumed include some of the industry known manufacturers, distributors and installers. Pollution losses include industry known insured names and sites.

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

While management believes that AFG's reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims, the impact of recent bankruptcy filings, and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, how claims are to be allocated among triggered policies and implicated years, and whether claimants who exhibit no signs of illness will be successful in pursuing their claims. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net income by approximately $20 million.

From time to time, AFG has engaged independent firms to work closely with its claims staff to study the A&E reserves of its insurance company subsidiaries. The most recent study was completed in the second quarter of 2007 and resulted in AFG recording a pretax charge of $44.2 million to increase its insurance A&E reserves. A similar study in 2005 resulted in a pretax charge of $169 million to strengthen insurance A&E reserves. Management expects to conduct an internal comprehensive review of its A&E reserves in 2008 and an independent study in 2009. For a discussion of the 2007 and 2005 A&E reserve strengthening, see Management's Discussion and Analysis - "Results of Operations - Asbestos and Environmental Reserve Charges."

AFG tracks its A&E claims by policyholder. The following table shows, by type of claim, the number of policyholders that did not receive any payments in the calendar year separate from policyholders that did receive a payment. Policyholder counts represent policies written by AFG subsidiaries and do not include assumed reinsurance.

	2007	2006	2005
Number of policyholders with no payments:
Asbestos	83	103	164
Environmental	269	273	313
	352	376	477

Number of policyholders with payments:
Asbestos	115	97	103
Environmental	18	15	19
	133	112	122

Total	485	488	599

Amounts paid (net of amounts received from reinsurers) for asbestos and environmental claims, including loss adjustment expenses, were as follows (in millions):

	2007	2006	2005
Asbestos	$46.9	$24.2	$16.6
Environmental	13.5	8.0	22.3
Total	$60.4	$32.2	$38.9

Contingencies related to Subsidiaries' Former Operations  The 2007 A&E study discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier's predecessor and certain manufacturing operations disposed of by American Premier and GAFRI. As a result of the study, American Premier's and GAFRI's A&E reserves were increased by $41 million and $2 million, respectively, reflecting higher estimates of the cost of mesothelioma claims (partially offset by lower claim counts) and increased clean-up estimates at certain former rail and manufacturing sites. At December 31, 2007, American Premier and GAFRI had liabilities aggregating $102 million and $12 million, respectively, for claims and contingencies arising from these former operations. Management expects to conduct a comprehensive review of these liabilities in conjunction with the property and casualty group's A&E studies every two years. For a discussion of the uncertainties in determining American Premier's and GAFRI's ultimate liability, see Note K - "Commitments and Contingencies" to the Financial Statements.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 2007

General  The following table shows AFG's net earnings and diluted earnings per share as stated in the Statement of Earnings as well as the after tax effect of other items included in these GAAP measures that are listed below to assist investors in analyzing their impact on the trend in operating results (in millions, except per share amounts):

	2007	2006	2005

Net earnings	$383.2	$453.4	$206.6
After tax income (expense) items included in
net earnings:
Special asbestos, environmental and other
mass tort charges	(56.4)	-	(121.6)
Gains on sales of New York assets and coal properties	-	29.0	37.1
Special unlocking charge and write-off of deferred
policy acquisition costs	-	-	(15.6)
Tax resolution benefit		8.7	-
Realized investment gains (losses)	(46.5)	18.6	11.3
Discontinued operations (a)	1.8	25.2	10.5

Diluted per share amounts:
Net earnings	$3.10	$3.75	$1.75
Special asbestos, environmental and other
mass tort charges	(.46)	-	(1.03)
Gains on sales of New York assets and coal properties	-	.24	.32
Unlocking charge and write-off of deferred policy
acquisition costs	-	-	(.13)
Tax resolution benefit	-	.07	-
Realized investment gains (losses)	(.38)	.16	.10
Discontinued operations (a)	.01	.21	.09

(a) Includes after tax gains on sales of two hotel operations of $25.8 million
($.21 per share) in 2006 and $8.8 million ($.07 per share) in 2005.

Excluding the effects of items shown in the table above, net earnings increased in 2007 and 2006 due primarily to improved property and casualty underwriting results and increased investment income.

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

AFG's combined ratio has been better than the industry average for twenty-one of the last twenty-two years and excluding AFG's special A&E charges, for all twenty-two years. Management believes that AFG's insurance operations have performed better than the industry as a result of product line diversification, stringent underwriting discipline, alignment of incentives, and, more recently, a specialty niche focus.

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	2007	2006	2005
Gross Written Premiums (GAAP)
Property and transportation	$1,834	$1,657	$1,357
Specialty casualty	1,309	1,426	1,406
Specialty financial	585	535	493
California workers' compensation	249	302	382
Other	3	14	61
	$3,980	$3,934	$3,699
Net Written Premiums (GAAP)
Property and transportation	$1,132	$1,036	$ 909
Specialty casualty	789	839	743
Specialty financial	488	424	384
California workers' compensation	233	285	344
Other	70	74	68
	$2,712	$2,658	$2,448
Combined Ratios (GAAP)
Property and transportation	77.9%	82.3%	83.0%
Specialty casualty	74.7	84.9	91.3
Specialty financial (a)	94.6	110.2	121.3
California workers' compensation	78.3	74.1	70.0
Total Specialty	81.3	87.5	91.2
Aggregate (including discontinued lines)(b)	83.3%	87.6%	99.0%

(a) Includes 5.7 points in 2007, 21.5 points in 2006 and 28.7 points in 2005 for the effect of losses related to the residual value business (in run-off).
(b) Includes 1.6 points in 2007 and 7.6 points in 2005 for the effect of special charges to strengthen the A&E and other mass tort loss reserves.

Gross and net written premiums for the specialty insurance operations increased 2% in 2007 compared to 2006. Premium growth within the Property and transportation and Specialty financial groups was offset by significant rate declines in the California workers' compensation business, softening market conditions within certain of the Specialty casualty group operations and the impact of the automobile residual value insurance ("RVI") business and earthquake-exposed excess property operations previously placed in run-off.

The specialty insurance operations generated an underwriting profit of $506 million in 2007, $184 million higher than in 2006. The 2007 combined ratio improved 6.2 points compared to 2006. These improvements were largely driven by a higher amount of favorable reserve development, primarily within the Specialty casualty group, higher earnings in the crop insurance business and lower losses from the RVI business in run-off. Specialty insurance results for 2007 include $152.8 million (5.7 points) of favorable reserve development compared to $59.5 million (2.3 points) in 2006.

Gross written premiums for the specialty insurance operations increased 8% and net written premiums increased 9% in 2006 compared to 2005. Significant premium growth from the Property and transportation and Specialty financial groups was partially offset by a decline in California workers' compensation premiums.

The specialty insurance operations generated an underwriting profit of $322 million in 2006, $115 million higher than in 2005, reflecting premium growth, rate adequacy in most of the businesses, lower catastrophe losses, and the impact of favorable reserve development within the Specialty casualty, Property and transportation and California workers' compensation groups. The 2005 results include $59.7 million (2.5 points) of catastrophe losses.

Property and transportation gross and net written premiums increased in 2007 compared to 2006 primarily as a result of growth in the crop and transportation operations. The 2007 underwriting profit of $245 million was 41% higher than in 2006. These results were primarily due to significantly higher crop insurance earnings and minimal catastrophe losses in 2007 compared to $19.3 million (2.0 points) in 2006.

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

Specialty casualty gross and net written premiums decreased in 2007 compared to 2006 primarily due to stronger competition in the excess and surplus lines and softening in the homebuilders market, which affected AFG's general liability coverages. The Specialty casualty group's 2007 underwriting profit of $209 million was 73% higher than in 2006. These results include $105.4 million (12.7 points) of favorable reserve development, coming largely from the general liability and excess and surplus operations, compared to $9.9 million (1.2 points) in 2006.

Net written premiums for 2006 were 13% higher than in 2005 due primarily to volume growth and higher premium retention within several of the group's businesses as well as third quarter 2006 changes to reinsurance agreements within the specialized program business line, which resulted in the recapture of $26 million in premiums previously ceded to reinsurers. This group's combined ratio improved 6.4 points for 2006 compared to 2005. Results for 2005 included 4.0 points of unfavorable reserve development.

Specialty financial gross and net written premiums increased in 2007 primarily due to growth in the financial institutions, lease and loan, and fidelity and surety operations, which was partly offset by lower premiums resulting from the run-off of the RVI business. The higher net written premium growth rate reflects a decrease in premiums ceded under reinsurance agreements within the lease and loan businesses. This group's combined ratio of 94.6% improved 15.6 points compared with 2006. This improvement is due primarily to lower losses in the run-off RVI business. Each of the business units within this group produced solid underwriting profits for the year. Excluding the effect of RVI, the group's combined ratio would have been 88.9% for 2007, about the same as in 2006.

Net written premiums for 2006 increased 10% above the 2005 period reflecting premium growth principally in the financial institutions, lease and loan and surety and fidelity businesses. The group experienced disappointing results in 2006 resulting from losses within the run-off RVI business. These losses were primarily attributable to lower than expected proceeds from the sale (at auction) of certain luxury cars and sport utility vehicles. Excluding the effect of the RVI business, this group's combined ratio was 88.7%, as the group's other operations are generating solid underwriting profits.

California workers' compensation gross and net written premiums decreased in 2007 due to renewal rate reductions averaging about 22% for the year. This business produced excellent profitability throughout 2007, reflecting the ongoing positive effects of the California workers' compensation reforms that have resulted in an improving claims environment while also providing reduced workers' compensation costs for employers through lower premium levels. The 2007 combined ratio was 4.2 points higher than the same period a year earlier, reflecting the results of rate reductions, which have been responsive to the improved claims environment. This business continued to benefit from favorable prior year reserve development. The 2007 results include $21.5 million (9.2 points) of favorable development compared to $23.3 million (8.0 points) in 2006. Due to the long-tail nature of this business, AFG has been conservative in reserving for the favorable effects of the reform legislation until a higher percentage of claims are paid and the ultimate impact of reforms can be estimated with more precision.

The 17% decrease in net written premiums and 4.1 point increase in the combined ratio for 2006 compared to 2005 reflect the effects of the California workers' compensation reforms discussed above. Renewal rate decreases averaged about 32% in 2006 and 16% in 2005. Underwriting results include favorable prior year loss development of $23.3 million in 2006 and $24.4 million in 2005.

Asbestos and Environmental Reserve Charges  AFG has undertaken periodic reviews of its asbestos and environmental reserves with the aid of independent actuarial and engineering firms and specialty outside counsel. In July 2007, AFG completed its most recent comprehensive study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty group and its exposures related to former railroad and manufacturing operations and sites.

As a result of the study, AFG recorded a $44.2 million charge (net of reinsurance) in the second quarter of 2007 to increase the property and casualty group's asbestos reserves by $30.8 million and its environmental reserves by $13.4 million. The primary causes of the increase in asbestos reserves were an increase in settlement amounts attributable to mesothelioma claims, the impact of a large case settlement with an installer of material containing asbestos, and continuing uncertainties related to non-product liability exposures. These trends were partially offset by lower than anticipated notices of new accounts and favorable development in the assumed reinsurance run-off operations. The primary reason for the increase in environmental reserves was a reassessment of the potential amount of loss related to certain environmental sites owned by a single insured.

At December 31, 2007, the property and casualty group's A&E reserves were $423 million, net of reinsurance recoverables. The survival ratio is a measure often used by industry analysts to compare A&E reserves strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2007, AFG's three year survival ratios were 11.5 times paid losses for the asbestos reserves and 9.6 times paid losses for the total A&E reserves. These ratios compare favorably with A.M. Best's most recent report on A&E survival ratios (November 2007) which were 8.6 for asbestos and 7.9 for total industry A&E reserves. Excluding amounts associated with the settlements of asbestos related coverage litigation for A.P. Green Industries (see "Legal Proceedings") and another large claim, AFG's three year survival ratios were 10.5 and 8.6 times paid losses for the asbestos reserves and total A&E reserves, respectively.

In addition to the property and casualty group, the study encompassed reserves for asbestos and environmental exposures of the former railroad and manufacturing operations. As a result of the study, AFG recorded a second quarter 2007 charge of $43.0 million (included in other expenses) to increase the A&E reserves related to these former operations. The $19.0 million increase in asbestos reserves was the result of increasing estimates of the cost of mesothelioma claims partially offset by lower estimated overall claim counts. The $24.0 million increase in environmental reserves was due primarily to increased clean up estimates at certain former railroad and manufacturing sites.

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

In 2005, AFG completed a similar comprehensive study of its A&E exposures relating primarily to the run-off operations of its property and casualty group. As a result of this study, AFG recorded a 2005 third quarter pretax charge of $169 million, net of $32 million in reinsurance recoverables. This charge resulted in an increase in asbestos reserves of $124 million and environmental reserves of $45 million.

A primary driver of the increase in AFG's asbestos reserves in 2005 was the use by independent actuaries of evolving methodologies, including developing parameters for estimating loss adjustment expenses and reducing reliance on extrapolation techniques. In addition, the independent actuaries indicated that their views evolved regarding estimation of the potential exposure for both products and non-products claims. In the actuaries' views, this refined approach increased estimates of the Company's indicated ultimate losses. The estimates of industry ultimate losses and AFG's historic premium market share had not changed since a 2001 study. In addition, there had been no significant change in AFG's payment patterns. In the 2005 study, the actuaries also gave additional weight to claims associated with peripheral defendants bringing direct insurance claims. The increase in the number of direct insurance claims from peripheral defendants increased the projections of future defense cost and loss exposure.

With respect to the environmental claims, the 2005 study considered both direct insurance and assumed reinsurance, projected exposure at both National Priorities List ("NPL") sites and non-NPL sites, historic payment patterns, patterns of new claims, settlements and projected development. The increase in environmental reserves in 2005 was primarily due to an increase in clean up costs at certain sites above prior expectations and an unexpected increase in the number of new claims reported to the Company. In addition, projected development on a few claims exceeded estimates in the previous 2001 study.

Other Mass Tort Charge  In connection with the review of A&E reserves in 2005, AFG reviewed its other mass tort exposures and recorded a $10 million pretax charge. AFG's other mass tort reserves were $15 million and $16 million (net of reinsurance recoverables) at December 31, 2007 and 2006, respectively.

Loss development  As shown in Note M - "Insurance - Insurance Reserves," AFG's property and casualty operations recorded favorable loss development of $99 million in 2007 compared to $57 million in 2006 and unfavorable development of $199 million in 2005 related to prior accident years. Major areas of favorable (adverse) development were as follows (in millions):

	2007	2006	2005
Property and transportation	$ 45	$37	$ 14
Specialty casualty	105	10	(29)
Specialty financial	6	-	(5)
California workers' compensation	22	23	26
Other specialty	(25)	(10)	(23)
	153	60	(17)
Special asbestos, environmental and
other mass tort charges	(44)	-	(179)

Other	(10)	(3)	(3)
	$ 99	$57	($199)

The favorable development in Property and transportation related primarily to lower than expected claim frequency and severity in specialty commercial automobile, ocean marine and inland marine products. Also contributing to the favorable development in 2007 and 2006 was lower than expected claim frequency and severity in the crop business.

The favorable development in Specialty casualty during 2007 was the result of lower than expected frequency and severity in the nursing home liability product and general liability business. The nursing home liability product also contributed to the favorable development in 2006, along with insurance products for not-for-profit organizations, partially offset by adverse development in professional liability and certain run-off businesses. The adverse development in 2005 was mainly in the professional liability and runoff casualty businesses partially offset by favorable development in the excess and surplus and not-for-profit businesses. Adverse development in excess casualty runoff impacted 2005, reflecting higher frequency and severity of claims related to the 1999 through 2001 accident years.

The favorable development in Specialty financial in 2007 was in the fidelity and crime products where the severity of loss was less than expected. The adverse development in 2005 related to higher than expected severity on claims from accident years 2000 to 2003.

The favorable development in California workers' compensation reflects the impact of the workers' compensation reform legislation passed in 2003 and 2004.

The unfavorable development in Other specialty reflects adjustments to the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998, net of related amortization.

Annuity Premiums  The following table summarizes AFG's annuity sales (statutory, in millions).

	2007	2006	2005
403(b) Fixed and Indexed Annuities:
First Year	$ 62	$ 56	$ 42
Renewal	146	135	126
Single Sum	141	115	53
Subtotal	349	306	221

Non-403(b) Indexed Annuities	874	608	69
Non-403(b) Fixed Annuities	268	375	467
Variable Annuities	81	87	92
Total Annuity Premiums	$1,572	$1,376	$849

The 14% increase in statutory annuity premiums in 2007 reflects higher non-403(b) indexed annuity sales, partially offset by lower sales of traditional fixed annuities in AFG's non-403(b) line of business.

Statutory annuity premiums in 2006 were 62% higher than in 2005. Premiums in 2005 included approximately $100 million of traditional fixed annuity premiums received in January 2005 from policyholders of an unaffiliated company in rehabilitation who chose to transfer their funds to AFG. Excluding the $100 million, AFG's premiums in 2006 were 84% higher than in 2005, due primarily to higher fixed indexed-annuity sales and higher sales of traditional annuities in AFG's 403(b) segment.

Life, Accident and Health Premiums and Benefits  The following table summarizes AFG's life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	2007	2006	2005
Premiums
Supplemental insurance operations
First Year	$ 72	$ 49	$ 48
Renewal	319	265	210
Life operations (in run-off)	33	35	38
GA Life of Puerto Rico	-	6	75
	$424	$355	$371

Benefits
Supplemental insurance operations	$310	$238	$199
Life operations (in run-off)	36	44	50
GA Life of Puerto Rico	-	4	38
	$346	$286	$287

The increase in life, accident and health premiums in 2007 reflects the August 2006 acquisition of Ceres. The decrease in life, accident and health premiums in 2006 reflects the January 2006 sale of GA Life of Puerto Rico partially offset by the effect of the acquisition of Ceres.

Investment Income  Changes in investment income reflect fluctuations in market rates and changes in average invested assets. The increase in investment income for 2007 and 2006 reflects increases of $1.1 billion (7%) in average cash and investments in each year compared to the prior year. AFG's yield on fixed income securities, excluding realized gains, was approximately 5.8% in 2007 and 2006 and 5.7% in 2005.

Realized Gains (Losses) on Securities  Realized gains (losses) on sales of securities include provisions for other than temporary impairment of securities of $127.9 million in 2007, $25.7 million in 2006 and $16.1 million in 2005. Impairment charges include $64.2 million in 2007 to write down AFG's equity investment in National City Corporation to fair value and $10.3 million in 2006 to write down two equity security positions.

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

	2007	2006	2005
Other income	$85.2	$134.9	$136.2
Other operating and general expenses	65.9	67.1	61.2
Interest charges on borrowed money	4.1	2.7	2.0
Minority interest expense	.1	3.4	1.4

Income from real estate operations includes pretax gains of $44.6 million on the sale of New York real estate assets in 2006 and $57.0 million on the sales of coal reserves in 2005. Other income also includes net pretax gains on the sales of other real estate assets of $15.4 million in 2007, $23.2 million in 2006 and $12.0 million in 2005.

Real Estate Operations - Discontinued In June 2006, GAFRI sold Chatham Bars Inn, a resort hotel located on Cape Cod, Massachusetts, for $166 million. After sales expenses, contingencies and the write-off of certain deferred acquisition costs on annuities associated with the gain recognition, GAFRI recognized a pretax gain of approximately $48.7 million. In the second quarter of 2007, GAFRI received an additional escrow payment in connection with the sale. In October 2005, GAFRI sold the Driskill Hotel in Austin, Texas for $53 million. After sale expenses, profit sharing payments and a write-off of DPAC associated with the gain, GAFRI recognized a pretax gain of $16.5 million. The operating results and gains on the sales of Chatham and Driskill are included in discontinued operations in the Statement of Earnings. See Note J - "Discontinued Operations."

Other Income  The $20.1 million decrease in other income in 2007 compared to 2006 reflects the gains on sale of real estate assets discussed above, partially offset by fee income generated from the reinsurance agreements entered into in connection with the Ceres acquisition in August 2006, higher policy charges related to growth in the annuity business and higher fee income in the property and casualty dealer services business.

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. On deferred annuities (annuities in the accumulation phase), interest is generally credited to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), additional reserves are accrued for (i) persistency and premium bonuses and (ii) excess benefits expected to be paid for future deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect these additional reserves. Significant changes in projected investment yields could result in charges (or credits) to earnings in the period the projections are modified.

Annuity benefits increased $27.8 million in 2007 compared to 2006, reflecting higher sales of fixed-indexed annuities. Annuity benefits for 2006 increased slightly compared to 2005 as the effect of internal growth and the acquisition of Old Standard Life fixed annuity business were offset by the effect of the fourth quarter 2005 "unlocking" charge discussed below, lower average effective crediting rates and the sale of GAPR.

In the fourth quarter of 2007, AFG conducted its annual review of the actual results and future assumptions underlying its annuity operations, including assumptions related to future interest rates and persistency. Similar to the 2006 review, there were no significant adjustments or "unlockings" recorded in annuity benefits. In 2005, primarily as a result of the continuing low interest rate environment, AFG "unlocked" the actuarial assumptions related to its annuity business in force and recorded a pretax charge of approximately $11.6 million to insurance liabilities related to that business.

Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and life business deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired ("PVFP"). The $33.3 million increase in annuity and supplemental insurance acquisition expenses in 2007 compared to 2006 reflects the growth in the annuity and supplemental insurance business, the acquisition of Ceres in August 2006 and the fourth quarter 2007 DPAC write-off discussed below. The $8.4 million decrease in annuity and supplemental insurance acquisition expenses for 2006 compared to 2005 reflects the effect of the fourth quarter 2005 DPAC write-offs discussed below and the January 2006 sale of GAPR, partially offset by the Ceres and Old Standard Life acquisitions and other growth in the annuity and supplemental insurance businesses.

As a result of the 2007 annual review of actual results and future assumptions discussed above under "Annuity Benefits," AFG recorded a $9.4 million write-off of DPAC due to increased mortality in the run-off life operations. In 2006, no significant "unlockings" were deemed necessary. In 2005, AFG recorded net charges of $4.2 million to annuity and supplemental insurance acquisition expenses primarily related to spread narrowing partially offset by the expected improved future persistency related to AFG's annuities, due to the impact of the current interest rate environment. Also in 2005, AFG recorded a $13.6 million write-off of DPAC due to an unexpected increase in mortality in the run-off life operations.

The vast majority of the annuity and supplemental insurance group's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to further write-offs of DPAC or PVFP in the future.

Interest on Borrowed Money  Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFG has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

Interest expense decreased $7 million (9%) in 2006 compared to 2005 due primarily to the retirement of debt in 2006 and late 2005.

Other Operating and General Expenses  Other operating expenses for 2007 include a $43.0 million special charge to increase liabilities for asbestos and environmental exposures related to AFG's former railroad and manufacturing operations, a $16.0 million increase in the expenses of AFG's warranty business compared to 2006 and $1.4 million in losses on retirement of debt. For a discussion of the study that resulted in the A&E charge, see "Asbestos and Environmental Reserve Charges" under Results of Operations - "Property and Casualty Insurance - Underwriting."

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

Income Taxes  See Note I - "Income Taxes" to the Financial Statements for an analysis of items affecting AFG's effective tax rate.

RECENT ACCOUNTING STANDARDS

In 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective January 1, 2008, for calendar year companies; implementation is not expected to have a material effect on AFG's balance sheet or earnings.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to irrevocably elect to report certain financial assets and liabilities (including most insurance contracts) at fair value and recognize the unrealized gains and losses on such items in earnings. SFAS No. 159 is effective January 1, 2008, for calendar year companies. AFG did not elect the fair value option for any of its eligible assets or liabilities at the effective date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which is effective January 1, 2009, for calendar year companies. Under SFAS No. 160, noncontrolling (minority) interest ($99.9 million at December 31, 2007) will be reported in AFG's Balance Sheet as a separate component of shareholders' equity; net earnings attributable to noncontrolling (minority) interests will be recorded in AFG's Statement of Earnings as a deduction from net income (instead of as an expense) in deriving net income attributable to AFG. In addition, SFAS No. 160 requires that purchases and sales of equity interests in less than 100%-owned subsidiaries that do not result in a change of control be accounted for as equity transactions and, upon loss of control, requires any interest retained to be recorded at fair value with a gain or loss recognized in earnings.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which requires the recognition of assets acquired, liabilities assumed and any noncontrolling interests at fair value as of the acquisition date, and the immediate expense recognition of acquisition-related transaction and restructuring costs. SFAS No. 141(R)is to be applied prospectively to business combinations after January 1, 2009, except that adjustments to an acquired company's valuation allowance on deferred tax assets and tax contingency liability are to be recorded as a component of income tax expense for all business combinations, regardless of the consummation date.

Proposed Accounting Standards

Convertible Notes  In August 2007, the FASB issued a proposed FASB Staff Position (FSP 14-a) addressing convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The proposed FSP would require the proceeds from the issuance of such debt instruments to be allocated between a liability component and an equity component. The resulting debt discount would be amortized as additional interest expense over the period the convertible debt is expected to be outstanding. The proposed change in accounting, originally scheduled to be effective for fiscal years beginning after December 15, 2007, and applied retroactively, has been delayed one year. AFG is currently evaluating the impact of implementing this proposal.

The FASB has proposed an amendment to SFAS No. 128, "Earnings per Share." Currently, SFAS No. 128 allows companies issuing securities that can be settled in cash or stock (such as AFG's Senior Convertible Notes) to exclude the issuable shares from the calculation of diluted earnings per share when there is a stated intent and ability to deliver cash in lieu of stock upon settlement or conversion. The proposed statement would require companies to assume settlement in stock (despite the ability and intent to settle in cash) and include those shares in the calculation of diluted earnings per share. The proposed amendment would reduce 2007 diluted earnings per share by $.11 to $2.99.

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

The following table provides information about AFG's "available for sale" fixed maturity investments at December 31, 2007 and 2006, that are sensitive to interest rate risk. The table shows principal cash flows (in millions) and related weighted average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-backed securities ("MBS") and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

	December 31, 2007			December 31, 2006
	Principal			Principal
	Cash Flows	Rate		Cash Flows	Rate
2008	$ 914	5.7%	2007	$ 881	5.4%
2009	996	5.5	2008	1,176	5.1
2010	1,222	5.6	2009	1,106	5.2
2011	1,559	5.6	2010	1,389	5.3
2012	2,048	5.9	2011	1,796	5.6
Thereafter	8,436	5.8	Thereafter	8,291	5.8

Total	$15,175	5.7%	Total	$14,639	5.6%

Fair Value	$15,141		Fair Value	$14,624

Annuity Contracts  Substantially all of AFG's fixed rate annuity contracts permit AFG to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. In late 2003, AFG began issuing products with guaranteed minimum crediting rates of less than 3% in states where required approvals have been received. Actuarial assumptions used to estimate DPAC and certain annuity liabilities, as well as AFG's ability to maintain spread, could be impacted if a low interest rate environment continues for an extended period, or if increases in interest rates cause policyholder behavior to differ significantly from current expectations.

Projected payments (in millions) in each of the subsequent five years and for all years thereafter on AFG's fixed annuity liabilities at December 31 were as follows.

								Fair
	First	Second	Third	Fourth	Fifth	Thereafter	Total	Value
2007	$1,220	$1,029	$971	$931	$873	$5,073	$10,097	$9,599
2006	1,016	1,085	971	934	933	4,518	9,457	8,969

At December 31, 2007, the average stated crediting rate on the in-force block of AFG's principal fixed annuity products was approximately 3.7%. The current stated crediting rates (excluding bonus interest) on new sales of AFG's fixed annuity products generally range from 3.0% to 4.0%. AFG estimates that its effective weighted-average crediting rate on its in-force business over the next five years will approximate 3.6%. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

AFG's indexed annuities represented approximately 20% of annuity benefits accumulated at December 31, 2007. These annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG's strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Under SFAS No. 133, both the index-based component of the annuities and the related call options are considered derivatives and adjusted to fair value through current earnings as annuity benefits. Adjusting these derivatives to fair value had a net effect of less than 2% of annuity benefits in 2007 and 2006.

Long-Term Debt  The following table shows scheduled principal payments (in millions) on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter.

	December 31, 2007			December 31, 2006
	Scheduled			Scheduled
	Principal			Principal
	Payments	Rate		Payments	Rate
2008	$218.9	4.4%	2007	$ 82.0	7.1%
2009	174.6	7.1	2008	222.0	4.4
2010	2.8	7.6	2009	184.4	7.1
2011	9.1	10.1	2010	2.9	7.6
2012	1.4	5.9	2011	9.1	10.1
Thereafter	399.0	7.1	Thereafter	404.9	7.2

Total	$805.8	6.4%	Total	$ 905.3	6.5%

Fair Value	$832.9		Fair Value	$1,054.3

The accreted value of the AFG Senior Convertible Notes issued in 2003 is included in the above tables at the first put date (2008). AAG Holding has entered into interest rate swaps, which effectively convert its 6-7/8% fixed-rate Notes due in 2008 (included in the table above) to a floating rate of 3-month LIBOR plus 2.9%.

On March 1, 2007, AAG Holding redeemed its $22 million of 8-7/8% Subordinated Debentures due January 2027 for $22.9 million (included as a scheduled 2007 payment at December 31, 2006, in the table above).

At December 31, 2007, AFG and AAG Holding had a total of $116 million in borrowings outstanding under the bank credit facility. No amounts were borrowed under the credit facility at December 31, 2006.

ITEM 8

Financial Statements and Supplementary Data
Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet:
December 31, 2007 and 2006	F-2

Consolidated Statement of Earnings:
Years ended December 31, 2007, 2006, and 2005	F-3

Consolidated Statement of Changes in Shareholders' Equity:
Years ended December 31, 2007, 2006, and 2005	F-4

Consolidated Statement of Cash Flows:
Years ended December 31, 2007, 2006, and 2005	F-5

Notes to Consolidated Financial Statements	F-6

"Selected Quarterly Financial Data" has been included in Note L to the
Consolidated Financial Statements.

Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.

ITEM 9A

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG's internal control over financial reporting during the fourth fiscal quarter of 2007 that materially affected, or are reasonably likely to materially affect, AFG's internal control over financial reporting. There have been no significant changes in AFG's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG's principal executive officers and principal financial officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2007, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG's evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

American Financial Group, Inc.

We have audited American Financial Group, Inc.'s (the Company's) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, American Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008, expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Cincinnati, Ohio
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in connection with implementing new accounting standards, the Company changed its methods of accounting for unrecognized tax benefits in 2007 and stock-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Financial Group, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008, expressed an unqualified opinion thereon.

                                          /s/ERNST & YOUNG LLP

Cincinnati, Ohio

February 27, 2008

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Millions)

	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$ 815.9	$ 1,329.0
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $15,188.1 and $14,663.0)	15,140.7	14,624.3
Trading - at fair value	274.1	276.4
Equity securities - at fair value
(cost - $914.5 and $606.4)	923.3	729.4
Mortgage loans	358.8	264.5
Policy loans	273.2	267.1
Real estate and other investments	268.1	248.3
Total cash and investments	18,054.1	17,739.0
Recoverables from reinsurers and prepaid
reinsurance premiums	3,664.1	3,625.2
Agents' balances and premiums receivable	560.6	599.4
Deferred policy acquisition costs	1,394.4	1,266.9
Other receivables	475.4	425.0
Variable annuity assets (separate accounts)	692.5	700.5
Prepaid expenses and other assets	762.0	577.3
Goodwill	204.4	167.8

	$25,807.5	$25,101.1

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 6,168.4	$ 6,100.0
Unearned premiums	1,668.2	1,653.9
Annuity benefits accumulated	10,096.6	9,456.7
Life, accident and health reserves	1,483.7	1,414.7
Payables to reinsurers	363.8	314.9
Long-term debt	936.9	921.0
Variable annuity liabilities (separate accounts)	692.5	700.5
Accounts payable, accrued expenses and other
liabilities	1,251.4	1,326.6
Total liabilities	22,661.5	21,888.3

Minority interest	99.9	283.9

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 113,499,080 and 119,303,928 shares outstanding	113.5	119.3
Capital surplus	1,186.5	1,220.5
Retained earnings	1,733.5	1,533.6
Accumulated other comprehensive income, net of tax	12.6	55.5
Total shareholders' equity	3,046.1	2,928.9

	$25,807.5	$25,101.1

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(In Millions, Except Per Share Data)
	Year ended December 31,
	2007	2006	2005
Income:
Property and casualty insurance premiums	$2,702.7	$2,563.1	$2,366.5
Life, accident and health premiums	423.7	354.7	371.0
Investment income	1,005.0	939.1	865.3
Realized gains (losses) on securities	(70.8)	29.0	23.9
Other income	344.1	364.2	357.7
	4,404.7	4,250.1	3,984.4

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,432.3	1,480.3	1,689.1
Commissions and other underwriting expenses	820.0	764.8	652.4
Annuity benefits	371.5	343.7	341.6
Life, accident and health benefits	345.7	285.6	286.5
Annuity and supplemental insurance
acquisition expenses	175.1	141.8	150.2
Interest charges on borrowed money	71.3	72.5	79.5
Other operating and general expenses	549.9	467.0	458.0
	3,765.8	3,555.7	3,657.3
Operating earnings before income taxes	638.9	694.4	327.1
Provision for income taxes	225.8	234.6	105.6

Net operating earnings	413.1	459.8	221.5

Minority interest expense	(31.7)	(31.6)	(25.4)
Earnings from continuing operations	381.4	428.2	196.1
Discontinued operations, net of tax	1.8	25.2	10.5

Net Earnings	$ 383.2	$ 453.4	$ 206.6

Basic earnings per Common Share:
Continuing operations	$3.24	$3.63	$1.69
Discontinued operations	.01	.21	.09
Net earnings available to Common Shares	$3.25	$3.84	$1.78

Diluted earnings per Common Share:
Continuing operations	$3.09	$3.54	$1.66
Discontinued operations	.01	.21	.09
Net earnings available to Common Shares	$3.10	$3.75	$1.75

Average number of Common Shares:
Basic	117.7	118.0	115.8
Diluted	123.2	120.5	117.8

Cash dividends per Common Share	$.40	$.37	$.33

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars In Millions)
				Accumulated
		Common Stock		Other
	Common	and Capital	Retained	Comprehensive
	Shares	Surplus	Earnings	Income	Total

Balance at January 1, 2005	114,951,306	$1,222.5	$ 976.3	$231.7	$2,430.5

Net earnings	-	$ -	$ 206.6	$ -	$ 206.6
Other comprehensive income (loss),
net of tax:
Change in unrealized gains on securities	-	-	-	(180.9)	(180.9)
Total comprehensive income					25.7

Dividends on Common Stock	-	-	(38.5)	-	(38.5)
Shares issued:
Exercise of stock options	2,504,152	48.5	-	-	48.5
Dividend reinvestment plan	274,782	5.4	-	-	5.4
Employee stock purchase plan	39,641.9		-	-	.9
Retirement plan contributions	207,774	4.5	-	-	4.5
Deferred compensation distributions	11,061.2		-	-	.2
Directors fees paid in stock	13,980.3		-	-	.3
Shares tendered in option exercises	(901,425)	(9.6)	(10.3)	-	(19.9)
Capital transactions of subsidiaries	-	(8.0)	-	-	(8.0)
Other	-	8.0	-	-	8.0

Balance at December 31, 2005	117,101,271	$1,272.7	$1,134.1	$ 50.8	$2,457.6

Net earnings	-	$ -	$ 453.4	$ -	$ 453.4
Other comprehensive income (loss),
net of tax:
Change in unrealized gains on securities	-	-	-	(.1)	(.1)
Change in foreign currency translation	-	(4.9)	-	4.3	(.6)
Total comprehensive income					452.7

Dividends on Common Stock	-	-	(43.2)	-	(43.2)
Shares issued:
Exercise of stock options	2,421,667	59.4	-	-	59.4
Dividend reinvestment plan	185,211	5.0	-	-	5.0
Employee stock purchase plan	36,802	1.1	-	-	1.1
Deferred compensation distributions	63,162	1.6	-	-	1.6
Directors fees paid in stock	12,780.4		-	-	.4
Shares tendered in option exercises	(515,227)	(6.0)	(10.7)		(16.7)
Stock-based compensation expense	-	7.0	-	-	7.0
Capital transactions of subsidiaries	-	3.6		-	3.6
Cash in lieu of stock-split
fractional shares	(1,738)	(.1)	-	-	(.1)
Other	-	-	-	.5	.5

Balance at December 31, 2006	119,303,928	$1,339.8	$1,533.6	$ 55.5	$2,928.9

Cumulative effect of accounting change	-	$ -	($ 14.9)	$ -	($ 14.9)
Net earnings	-	-	383.2	-	383.2
Other comprehensive income (loss),
net of tax:
Change in unrealized gains (losses)
on securities	-	-	-	(60.4)	(60.4)
Change in foreign currency translation	-	-	-	23.6	23.6
Change in unrealized pension and other
postretirement benefits	-	-	-	1.9	1.9
Total comprehensive income					348.3

Dividends on Common Stock	-	-	(47.4)	-	(47.4)
Shares issued:
Exercise of stock options	804,617	18.9	-	-	18.9
Dividend reinvestment plan	180,138	5.5	-	-	5.5
Employee stock purchase plan	39,579	1.3	-	-	1.3
Deferred compensation distributions	31,863	1.1	-	-	1.1
Directors fees paid in stock	9,965.4		-	-	.4
Stock incentive plan	114,594	3.9			3.9
Other stock-based compensation expense	-	9.4	-	-	9.4
Shares acquired and retired	(6,948,439)	(78.9)	(120.2)	-	(199.1)
Shares tendered in option exercises	(37,165)	(.4)	(.8)	-	(1.2)
Effect of minority interest repurchased	-	-	-	(8.0)	(8.0)
Capital transactions of subsidiaries	-	(1.0)	-	-	(1.0)

Balance at December 31, 2007	113,499,080	$1,300.0	$1,733.5	$ 12.6	$3,046.1

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Millions)
	Year ended December 31,
	2007	2006	2005
Operating Activities:
Net earnings	$ 383.2	$ 453.4	$ 206.6
Adjustments:
Minority interest	32.0	37.3	28.0
Depreciation and amortization	194.3	167.0	213.0
Annuity benefits	371.5	343.7	341.6
Realized (gains) losses on investing activities	52.8	(144.9)	(103.4)
Net purchases/sales of trading securities	(31.0)	(6.8)	14.2
Deferred annuity and life acquisition costs	(204.9)	(171.5)	(128.1)
Decrease (increase) in reinsurance and
other receivables	(28.0)	(45.8)	188.1
Decrease (increase) in other assets	(174.3)	36.2	22.2
Increase in insurance claims and reserves	150.9	278.6	564.9
Increase (decrease) in payable to reinsurers	48.8	16.0	(414.8)
Increase (decrease) in other liabilities	(27.7)	(23.5)	50.1
Other, net	20.9	27.9	39.9
Net cash provided by operating activities	788.5	967.6	1,022.3

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(3,639.8)	(2,829.2)	(4,134.9)
Equity securities	(579.1)	(319.6)	(276.5)
Subsidiaries	(258.6)	(206.5)	(17.5)
Real estate, property and equipment	(40.3)	(72.4)	(79.4)
Maturities and redemptions of fixed maturity
investments	1,503.6	995.4	1,088.0
Sales of:
Fixed maturity investments	1,575.4	1,634.0	1,757.0
Equity securities	235.6	270.7	265.8
Subsidiaries	-	37.5	1.8
Real estate, property and equipment	25.8	135.2	126.6
Decrease (increase) in securities lending collateral	17.6	(158.9)	-
Cash and cash equivalents of businesses
acquired or sold, net	-	201.9	51.2
Increase in other investments	(121.9)	(50.5)	(37.9)
Net cash used in investing activities	(1,281.7)	(362.4)	(1,255.8)

Financing Activities:
Annuity receipts	1,573.6	1,378.2	854.4
Annuity surrenders, benefits and withdrawals	(1,428.4)	(1,208.5)	(936.1)
Net transfers from variable annuity assets	59.6	25.5	11.4
Additional long-term borrowings	242.0	117.5	29.7
Reductions of long-term debt	(227.9)	(209.9)	(145.0)
Increase (decrease) in securities lending obligation	(17.6)	158.9	-
Issuances of Common Stock	18.3	38.7	25.8
Repurchases of Common Stock	(199.1)	-	-
Subsidiary's issuance of stock in
public offering	-	-	40.4
Cash dividends paid on Common Stock	(41.9)	(38.2)	(33.1)
Other, net	1.5	(10.2)	(3.9)
Net cash provided by (used in) financing
activities	(19.9)	252.0	(156.4)

Net Increase (Decrease) in Cash and Cash Equivalents	(513.1)	857.2	(389.9)

Cash and cash equivalents at beginning of year	1,329.0	471.8	861.7

Cash and cash equivalents at end of year	$ 815.9	$1,329.0	$ 471.8

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES

A.	Accounting Policies	I.	Income Taxes
B.	Acquisitions and Sales of Operations	J.	Discontinued Operations
C.	Segments of Operations	K.	Commitments and Contingencies
D.	Investments	L.	Quarterly Operating Results (unaudited)
E.	Deferred Policy Acquisition Costs	M.	Insurance
F.	Goodwill	N.	Additional Information
G.	Long-Term Debt
H.	Shareholders' Equity

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

  Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary at the balance sheet date, a provision for impairment is charged to earnings (included in realized gains (losses)) and the cost basis of that investment is reduced.

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

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Derivatives  Derivatives included in AFG's Balance Sheet are recorded at fair value and consist primarily of (i) the interest component of certain life reinsurance contracts (included in other liabilities), (ii) components of certain fixed maturity securities, (iii) interest rate swaps (included in debt), and (iv) the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

  The terms of the interest rate swaps match those of the debt; therefore, the swaps are considered to be (and are accounted for as) highly effective fair value hedges. The swaps are included with long-term debt in the Balance Sheet.

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

  Certain annuity and supplemental insurance subsidiaries cede life insurance policies to a third party on a funds withheld basis whereby the subsidiaires retain the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance of the retained assets. These reinsurance contracts are considered to contain embedded derivatives (that must be adjusted to fair value) because the yield on the payables is based on specific blocks of the ceding companies' assets, rather than the overall creditworthiness of the ceding company. AFG determined that changes in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. The securities related to these transactions are classified as "trading." The adjustment to fair value on the embedded derivatives offsets the investment income recorded on the adjustment to fair value of the related trading portfolios.

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

  DPAC includes the present value of future profits on business in force of annuity and supplemental insurance companies acquired ("PVFP"). PVFP represents the portion of the costs to acquire companies that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. PVFP is amortized with interest in relation to expected gross profits of the acquired policies for annuities and universal life products and in relation to the premium paying period for traditional life and health insurance products.

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

  AFG records a liability for the inherent uncertainty in quantifying its income tax provisions. Related interest and penalties are recognized as a component of tax expense.

  AFG implemented FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") on January 1, 2007. FIN 48 sets forth criteria for recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that companies recognize the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure. The cumulative effect of applying FIN 48 was recorded as a reduction to retained earnings at January 1, 2007 and is shown separately in the Statement of Changes in Shareholders' Equity. See Note I - "Income Taxes."

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

  Prior to the implementation of SFAS No. 123(R), AFG accounted for stock options and other stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation expense for stock option grants was recognized because options were granted at exercise prices equal to the fair value of the shares at the dates of grant. See Note H - "Shareholders' Equity" for further information on stock options.

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

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes (in millions):

	2007	2006	2005
Adjustments to net earnings:
Dilution of majority-owned subsidiaries	($1.0)	($1.4)	($.6)
Assumed issuance of shares under
deferred compensation plan	(.7)	-	-

Adjustments to weighted average common shares:
Stock-based compensation plans	2.6	2.5	2.0
Convertible notes	2.9	-	-

  AFG's weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: 2007 - 1.4 million, 2006 - 1.6 million and 2005 - 2.6 million.

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

  Acquisitions and Sales of Operations

Marketform Group  In January 2008, AFG paid $74 million (subject to adjustment pending completion of the beginning balance sheet) to acquire approximately 67% of Marketform Group Limited, a Lloyd's insurer that focuses on medical malpractice and other specialty property and casualty insurance products outside of the United States. As part of the acquisition, AFG became a corporate member in Lloyd's Syndicate 2468, which is managed by Marketform.

Strategic Comp Holdings  AFG also acquired Strategic Comp Holdings, LLC in January 2008 for $40 million (subject to adjustment pending completion of the beginning balance sheet). Additional contingent consideration could be due after seven years based on achieving certain operating milestones. Strategic Comp, headquartered in Louisiana, is a provider of workers' compensation programs for mid-size to large commercial accounts.

Great American Financial Resources  On September 28, 2007, Great American Financial Resources, Inc. ("GAFRI") completed the acquisition of the 9.2 million shares (19%) of its common stock not previously owned by AFG at a price of $24.50 per share in cash. Total cost of the acquisition ($239 million), including cash paid for vested options and merger costs, was provided by AFG (parent company). The acquisition resulted in a $217 million reduction of minority interest and an increase of $22 million in goodwill. Pro forma results of operations for AFG, assuming the acquisition had taken place at the beginning of 2007, would not differ materially from actual reported results.

Ceres Group  In August 2006, GAFRI acquired Ceres Group, Inc. ("Ceres") for $204.4 million in cash (plus approximately $8 million in direct transaction costs). In connection with the acquisition, Ceres reinsured 100% of its major medical business and 50% of its in-force senior business, which focuses primarily on sales of Medicare supplement and other supplemental insurance

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

products to the senior market. As a result of the reinsurance, Ceres has exited the major medical business. The reinsurance transactions enabled Ceres to pay approximately $80 million in return of capital distributions to GAFRI since the acquisition. At December 31, 2007, Ceres had an additional $20 million of excess capital available for future distributions.

Chatham Bars Inn  In June 2006, GAFRI sold a resort hotel located on Cape Cod for $166 million. See Note J - "Discontinued Operations."

Old Standard Life Fixed Annuity Business  In January 2006, GAFRI acquired the fixed annuity business written by Old Standard Life Insurance Company through a reinsurance transaction. In total, the transaction resulted in an increase of approximately $280 million in both annuity benefits accumulated and cash and investments.

Great American Life Assurance Company of Puerto Rico  GAFRI completed the sale of its subsidiary, Great American Life Assurance Company of Puerto Rico ("GAPR"), for $37.5 million in cash in January 2006. GAFRI acquired GAPR in 1997 for approximately $50 million. During 2005, GAFRI received $100 million in dividends from GAPR and recorded a $3.4 million pretax loss on the anticipated sale (included in Other income).

Farmers Crop Insurance Alliance, Inc.  On September 30, 2005, AFG acquired the multi-peril crop insurance and the crop hail insurance business written through Farmers Crop Insurance Alliance, Inc. for $17.5 million in cash. AFG will pay additional amounts of up to 10% of annual premiums through September 2008 based on certain customer retention criteria. Approximately $16.5 million of the initial Farmers Crop purchase price was recorded as intangible renewal rights and is being amortized over an estimated retention period of four years on a straight-line basis. Additional payments totaling $19.4 million and $848,000 were made in 2007 and 2006, respectively; any future payments (not expected to exceed $1 million) based on customer retention will also be recorded as intangible renewal rights. This business generated gross written premiums of approximately $200 million in 2007 and 2006.

National Interstate Initial Public Offering  An AFG majority-owned subsidiary, National Interstate Corporation ("NATL"), issued 3.4 million of its common shares in a February 2005 initial public offering. NATL used $15 million of the $40.4 million in proceeds to repay a loan to an AFG subsidiary and the balance for general corporate purposes. At December 31, 2007, AFG owned approximately 53% of NATL's common stock compared to 66% prior to the offering.
  Segments of Operations  AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity and supplemental insurance and (iii) other, which includes holding company assets and costs.

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

  In 2007, 2006, and 2005, less than 2% of AFG's revenues were derived from the sale of property and casualty insurance in Canada, Mexico and Europe. In 2005 just over 2% of AFG's revenues were derived from the sale of life and supplemental health

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  products in Puerto Rico. The Puerto Rico business was sold in January 2006.

  The following tables (in millions) show AFG's assets, revenues and operating earnings before income taxes by significant business segment and sub-segment.

	2007	2006	2005
Assets
Property and casualty insurance (a)	$11,708.7	$11,492.7	$10,501.4
Annuity and supplemental insurance	13,962.7	13,241.8	11,913.6
Other	136.1	366.6	401.0
	$25,807.5	$25,101.1	$22,816.0
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 1,107.7	$ 983.9	$ 857.7
Specialty casualty	828.2	803.9	733.9
Specialty financial	464.6	406.4	363.1
California workers' compensation	233.9	292.1	347.4
Other	67.7	75.1	60.7
Other lines	.6	1.7	3.7
	2,702.7	2,563.1	2,366.5
Investment income	352.0	324.8	287.6
Realized gains (losses)	(48.1)	31.3	17.3
Other	198.6	196.6	242.3
	3,205.2	3,115.8	2,913.7
Annuity and supplemental insurance:
Investment income	644.1	607.0	574.4
Life, accident and health premiums	423.7	354.7	371.0
Realized gains (losses)	(25.4)	(1.2)	12.9
Other	122.1	106.9	78.3
	1,164.5	1,067.4	1,036.6
Other	35.0	66.9	34.1
	$ 4,404.7	$ 4,250.1	$ 3,984.4

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 244.9	$ 174.2	$ 145.7
Specialty casualty	209.3	120.9	63.4
Specialty financial	24.9	(41.4)	(77.1)
California workers' compensation	50.9	75.8	104.2
Other (b)	(24.2)	(7.0)	(28.4)
Other lines (c)	(55.4)	(4.5)	(182.8)
	450.4	318.0	25.0
Investment income, realized gains
and other	244.1	325.4	312.5
	694.5	643.4	337.5
Annuity and supplemental insurance	76.4	108.2	74.5
Other (d)	(132.0)	(57.2)	(84.9)
	$ 638.9	$ 694.4	$ 327.1

(a) Not allocable to sub-segments.
(b) Includes charges of $25.5 million in 2007 and $19.9 million in 2005 for adjustments related to deferred gains on retroactive reinsurance, and
$7.0 million in hurricane losses from assumed reinsurance in 2005.
(c) Includes charges of $44.2 million and $179.3 million in the second quarter of 2007 and third quarter of 2005, respectively, to increase asbestos, environmental and other mass tort reserves.
(d) Includes holding company expenses and a second quarter 2007 charge of
$41 million related to asbestos and environmental liabilities at former railroad and manufacturing operations.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Investments  Fixed maturities and equity securities classified as available for sale at December 31 consisted of the following (in millions):

	2007				2006
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
Direct obligations of the
United States Government	$ 386	$ 394	$ 7.9	$ -	$ 686	$ 674	$ .1	($ 12.3)
United States Government
agencies and authorities	272	276	4.3	(.5)	355	353	2.9	(4.1)
States, municipalities and
political subdivisions	1,005	1,013	10.8	(3.3)	1,156	1,152	7.0	(11.4)
Foreign government	191	193	2.6	(.3)	163	164	2.0	(.6)
Public utilities	1,031	1,040	16.1	(7.4)	1,060	1,065	15.3	(10.5)
Mortgage-backed securities	4,888	4,841	42.5	(89.6)	4,466	4,418	21.6	(70.0)
All other corporate	7,387	7,356	90.2	(121.3)	6,747	6,765	90.0	(70.2)
Redeemable preferred stocks	28	28.8		(.2)	30	33	1.5	-

	$15,188	$15,141	$175.2	($222.6)	$14,663	$14,624	$140.4	($179.1)

Equity securities	$ 914	$ 923	$115.8	($107.0)	$ 606	$ 729	$129.0	($ 6.0)

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006.

	Less Than Twelve Months			Twelve Months or More
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost

2007
Fixed maturities:
Direct obligations of the
United States Government	$ -	$ -	-%	$ -	$ 29	100%
United States Government
agencies and authorities	-	11	100%	(.4)	23	98%
States, municipalities and
political subdivisions	(1.2)	64	98%	(2.1)	200	99%
Foreign government	-	-	-%	(.3)	53	99%
Public utilities	(5.0)	255	98%	(2.5)	143	98%
Mortgage-backed securities	(30.5)	1,398	98%	(59.1)	1,710	97%
All other corporate	(77.1)	2,147	97%	(44.2)	1,272	97%
Redeemable preferred stocks	(.2)	3	94%	-	-	-%

	($114.0)	$3,878	97%	($108.6)	$3,430	97%

Equity securities	($105.4)	$ 490	82%	($ 1.6)	$ 19	92%

2006
Fixed maturities:
Direct obligations of the
United States Government	($ 1.7)	$ 274	99%	($ 10.6)	$ 378	97%
United States Government
agencies and authorities	(.4)	47	99%	(3.8)	162	97%
States, municipalities and
political subdivisions	(.7)	120	99%	(10.7)	745	99%
Foreign government	-	9	100%	(.6)	41	99%
Public utilities	(4.7)	284	98%	(5.8)	239	98%
Mortgage-backed securities	(5.3)	778	99%	(64.6)	2,726	98%
All other corporate	(14.6)	1,395	99%	(55.6)	2,119	97%
Redeemable preferred stocks	-	3	98%	-	-	-

	($ 27.4)	$2,910	99%	($151.7)	$6,410	98%

Equity securities	($ 3.7)	$ 57	94%	($ 2.3)	$ 48	95%

At December 31, 2007, the gross unrealized losses on fixed maturities relate to over 1,100 securities. At that date, investment grade securities (as determined by nationally recognized rating agencies) represented approximately 86% of the total unrealized loss and 92% of the fair value. Of the mortgage-backed securities, substantially all of the unrealized losses relate to AAA rated securities. Management believes that AFG will recover its cost basis in the securities having unrealized losses at December 31, 2007 and that AFG has the ability and intent to hold such securities until they recover in value or mature.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below sets forth the scheduled maturities of fixed maturities as of December 31, 2007 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. Mortgage-backed securities had an average life of approximately six years at December 31, 2007.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$ 645	$ 649	4%
After one year through five years	3,796	3,834	25
After five years through ten years	5,007	4,967	33
After ten years	852	850	6
	10,300	10,300	68
Mortgage-backed securities	4,888	4,841	32
Total	$15,188	$15,141	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

There were no investments (other than U.S. Treasury Notes) that exceeded 10% of Shareholders' Equity at December 31, 2007 or 2006. An AFG subsidiary held collateral for securities on loan of approximately $139 million and $159 million at December 31, 2007 and 2006, respectively; fair value of securities loaned (plus accrued interest) was approximately $139 million and $156 million at those dates.

Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed	Equity	Tax
	Maturities	Securities	Effects	Total
2007
Realized	($ 2.9)	($ 67.9)	$ 24.8	($ 46.0)
Change in Unrealized	(8.7)	(114.2)	42.3	(80.6)

2006
Realized	(27.4)	56.4	(10.2)	18.8
Change in Unrealized	(93.0)	67.8	7.6	(17.6)

2005
Realized	(15.4)	39.3	(6.1)	17.8
Change in Unrealized	(321.9)	(25.9)	120.3	(227.5)

For the years ended December 31, 2007, 2006 and 2005, respectively, AFG has recorded charges (included in realized gains on securities) of $128 million, $26 million and $16 million for other than temporary impairments of securities. Gross gains and losses (excluding impairment writedowns and changes in the fair value of derivatives) on available for sale fixed maturity investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	2007	2006	2005

Gross Gains	$31.4	$19.8	$29.6
Gross Losses	(17.0)	(35.5)	(33.4)

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

	2007	2006
Increase (decrease) in assets
Fixed maturities - available for sale	($47.4)	($ 38.7)
Equity securities	8.8	123.0
Deferred policy acquisition costs	10.7	(1.2)
Other assets, primarily deferred income taxes	8.0	(29.4)

(Increase) decrease in liabilities and minority interest
Minority interest	2.5	(3.5)
Annuity benefits and other liabilities	(1.0)	.5
	($18.4)	$ 50.7

  Deferred Policy Acquisition Costs  Included in deferred policy acquisition costs in AFG's Balance Sheet are $249.1 million and $95.0 million at December 31, 2007 and 2006, respectively, representing the present value of future profits ("PVFP") related to acquisitions in AFG's annuity and supplemental insurance business. The September 2007 acquisition of the GAFRI common stock not previously owned by AFG resulted in a $183.8 million increase in PVFP and a similar reduction in other DPAC. In addition, PVFP was reduced by $12.3 million in 2007 due to a refinement of the purchase price allocation for the August 2006 Ceres acquisition. The PVFP amounts are net of $88.1 million and $70.5 million of accumulated amortization at December 31, 2007 and 2006, respectively. Amortization of the PVFP was $17.7 million in 2007, $9.0 million in 2006 and $9.3 million in 2005. The increase in amortization for 2007 reflects the GAFRI and Ceres acquisitions. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-seventh of the balance at the beginning of each respective year.
  Goodwill  Changes in the carrying value of goodwill during 2006 and 2007, by reporting segment, are presented in the following table (in millions):

	Property and	Annuity and
	Casualty	Supplemental	Total
Balance January 1, 2006	$151.9	$15.0	$166.9
Goodwill from acquisitions	-	5.3	5.3
Impairment charge	-	(4.2)	(4.2)
Sale of business	-	(.2)	(.2)
Balance December 31, 2006	151.9	15.9	167.8
Goodwill from acquisitions	-	36.7	36.7
Sale of business	-	(.1)	(.1)
Balance December 31, 2007	$151.9	$52.5	$204.4

The addition to goodwill in 2007 includes $22.3 million related to the acquisition of the minority interest in GAFRI and $14.4 million due to a refinement of the purchase price allocation for the Ceres acquisition. The addition to goodwill in 2006 reflects the acquisition of Ceres. GAFRI recorded a goodwill impairment charge of $4.2 million (included in "Other operating and general expenses") during the fourth quarter of 2006 related to an insurance agency subsidiary. A review for impairment was prompted by a decrease in estimated future earnings from this agency. Fair value of the agency was estimated using the present value of expected future cash flows.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Long-Term Debt  Long-term debt consisted of the following at December 31 (in millions):

	2007	2006
Direct obligations of AFG:
7-1/8% Senior Debentures due April 2009,
less discount of $.2 and $.4 (imputed rate - 7.2%)	$173.2	$182.9
Senior Convertible Notes due June 2033 (imputed rate - 4.0%)	189.7	189.7
7-1/8% Senior Debentures due February 2034	115.0	115.0
Borrowings under bank credit facility	95.0	-
7-1/8% Senior Debentures due 2007	-	59.5
Other	2.9	3.8

	575.8	550.9
Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112.5	112.5
7-1/4% Senior Debentures due January 2034	86.3	86.3
6-7/8% Senior Notes due June 2008	28.5	31.5
Borrowings under bank credit facility	21.0	-
Notes payable secured by real estate due 2008 through 2016	67.5	67.8
American Premier Underwriters, Inc. ("American Premier")
10-7/8% Subordinated Notes due May 2011,
including premium of $.3 (imputed rate - 9.6%)	8.0	8.1
Other	2.3	6.9

	326.1	313.1
Payable to Subsidiary Trusts:
AAG Holding 7.35% Subordinated Debentures due May 2033	20.0	20.0
AAG Holding 8-7/8% Subordinated Debentures	-	22.0
National Interstate Variable Rate Subordinated
Debentures due May 2033	15.0	15.0
	35.0	57.0

	$936.9	$921.0

At December 31, 2007, scheduled principal payments on debt for the subsequent five years were as follows: 2008 - $218.9 million, 2009 - $174.6 million, 2010 - $2.8 million, 2011 - $125.1 million and 2012 - $1.4 million. AFG's Convertible Notes are included in scheduled principal payments for 2008 (at the first call date).

As shown below (in millions), the majority of AFG's long-term debt is unsecured obligations of the holding company and its subsidiaries:

	2007	2006

Unsecured obligations	$869.4	$853.2
Obligations secured by real estate	67.5	67.8
	$936.9	$921.0

In December 2007, AFG redeemed its $59.5 million in outstanding 7-1/8% Senior Debentures due 2007. In March 2007, GAFRI's wholly-owned subsidiary, AAG Holding, redeemed its $22 million in outstanding 8-7/8% Subordinated Debentures due 2027 for $22.9 million.

During 2006, AFG repurchased $43.5 million of its 7-1/8% Debentures due 2009 for $45.6 million in cash and AAG Holding repurchased $68.5 million of its 6-7/8% Notes for $70.8 million in cash. In July 2006, an AFG subsidiary borrowed $42 million under a 6.3% 10-year mortgage loan secured by one of its hotel properties.

AFG and AAG Holding have a five-year revolving credit facility under which they can borrow a combined $500 million. Amounts borrowed bear interest at rates

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

ranging from 0.5% to 1.25% over LIBOR based on AFG's credit rating. At December 31, 2007, $116 million in borrowings were outstanding under the credit facility (average interest rate of 5.9% at December 31, 2007).

To achieve a desired balance between fixed and variable rate debt, AAG Holding has entered into interest rate swaps that effectively convert its 6-7/8% fixed rate Senior Notes to a floating rate of 3-month LIBOR plus 2.9%. In connection with the 2006 debt repurchases discussed above, AAG Holding paid an additional $2 million to effectively terminate the portion of the interest rate swaps that covered the repurchased debt.

AFG's Senior Convertible Notes were issued at a price of 37.153% of the principal amount due at maturity. Interest is payable semiannually at a rate of 4% of issue price per year through June 2008, after which interest at 4% annually will be accrued and added to the carrying value of the Notes. The Notes are redeemable at AFG's option at any time on or after June 2, 2008, at accreted value ranging from $371.53 per Note to $1,000 per Note at maturity. Holders may require AFG to purchase all or a portion of their Notes on five year anniversaries beginning in 2008, at the accreted value. Generally, holders may convert each Note into 17.2524 shares (or an aggregate of 8.8 million shares) of AFG Common Stock (at $21.53 per share currently) (i) if the average market price of AFG Common Stock to be received upon conversion exceeds 120% of the accreted value ($25.84 per share currently) for a specified period, (ii) if the credit rating of the Notes is significantly lowered, or (iii) if AFG calls the notes for redemption. Based upon the market price of AFG's Common Stock at December 31, 2007, of $28.88 per share, AFG's cost to redeem the Notes exceeds the accreted value by $64.7 million. Through 2007, AFG has delivered cash in lieu of Common Stock upon conversion of the Notes. For conversions beginning in 2008, AFG intends to continue to pay cash for the accreted value of the Notes, but may pay amounts in excess of accreted value in stock. Accordingly, shares issuable for amounts in excess of accreted value are included in AFG's calculation of diluted earnings per share for 2007.

Cash interest payments on long-term debt were $61 million in 2007 and 2006 and $73 million in 2005. Interest expense in the Statement of Earnings includes interest credited on funds held by AFG's insurance subsidiaries under reinsurance contracts and other similar agreements as follows: 2007 - $9.3 million;
2006 - $9.2 million; and 2005 - $5.4 million.

H. Shareholders' Equity  In December 2006, AFG completed a three-for-two common stock split. See "Stock Split" in Note A - "Accounting Policies." AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

During 2007, AFG repurchased 6.9 million shares of its Common Stock for approximately $199 million.

Stock Incentive Plans  Under AFG's Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At December 31, 2007, there were 14.1 million shares of AFG Common Stock reserved for issuance under AFG's stock incentive plan. Options are granted with an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options expire ten years after the date of grant. Data for stock options issued under AFG's stock incentive plans is presented below:

			Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at January 1, 2007	8,572,703	$19.41

Granted	1,724,650	$34.27
Exercised	(804,617)	$20.70
Forfeited/Cancelled	(26,150)	$22.82
Outstanding at December 31, 2007	9,466,586	$22.00	5.8 years	$74.7

Options exercisable at
December 31, 2007	5,225,968	$17.86	3.9 years	$58.0

Options and other awards available
for grant at December 31, 2007	4,647,187

The total intrinsic value of options exercised during 2007, 2006 and 2005 was $10.5 million, $24.2 million and $12.0 million, respectively. During 2007, 2006 and 2005, AFG received $15.9 million, $35.1 million and $25.1 million in cash from the exercise of stock options. The total tax benefit related to the exercises was $2.5 million, $7.7 million and $3.9 million, respectively.

AFG uses the Black-Scholes option pricing model to calculate the "fair value" of its option grants. Expected volatility is based on historical volatility over a period equal to the estimated term. AFG began using the SEC's simplified method of calculating expected term with its 2006 grants. The weighted average fair value of options granted during 2007, 2006 and 2005 was $9.70 per share, $6.68 per share and $6.44 per share, respectively, based on the following assumptions:

	2007	2006	2005
Expected dividend yield	1.3%	1.5%	2%
Expected volatility	22%	19%	28%
Expected term (in years)	6.5	6.5	8.4
Risk-free rate	4.6%	4.6%	4.3%

Total compensation expense related to stock incentive plans for 2007 and 2006 was $16.2 million (including $3.9 million in non-deductible stock awards) and $10.0 million, respectively. Related tax benefits totaled $3.4 million and $2.0 million, respectively. Included in these totals are $2.9 million in 2007 and $3.0 million in 2006 in compensation expense and $907,000 in 2007 and $472,000 in 2006 in tax benefits related to stock incentive plans of AFG subsidiaries. As of December 31, 2007, there was a total of $24.5 million of total unrecognized compensation expense related to nonvested stock options granted under AFG's plans. That cost is expected to be recognized over a weighted average of 3.5 years.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table illustrates the effect on net earnings (in millions) and earnings per share for the year ended 2005, had compensation cost been recognized and determined based on the "fair values" at grant dates consistent with the method used beginning in 2006.

2005

Net earnings as reported	$206.6
Pro forma stock option expense, net of tax	(7.1)

Adjusted net earnings	$199.5

Earnings per share (as reported):
Basic	$1.78
Diluted	$1.75

Earnings per share (adjusted):
Basic	$1.72
Diluted	$1.70

Accumulated Other Comprehensive Income, Net of Tax  Comprehensive income is defined as all changes in Shareholders' Equity except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which consists primarily of changes in net unrealized gains or losses on available for sale securities and foreign currency translation. The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

	Pretax	Foreign				Accumulated
	Net Unrealized	Currency				Other
	Gains (Losses)	Translation		Tax	Minority	Comprehensive
	on Securities	Adjustment	Other (a)	Effects	Interest	Income

Balance at January 1, 2005	$405.1	-	-	($139.2)	($34.2)	$231.7
Unrealized holding losses on securities
arising during the year	(289.4)	-	-	102.1	22.1	(165.2)
Realized gains included in net income	(23.9)	-	-	6.1	2.1	(15.7)

Balance at December 31, 2005	91.8	-	-	(31.0)	(10.0)	50.8
Unrealized holding gains on securities
arising during the year	29.2	-	-	(8.6)	4.8	25.4
Realized gains included in net income	(29.0)	-	-	10.2	.1	(18.7)
Unrealized gains of subsidiary sold	(8.4)	-	-	-	1.6	(6.8)
Foreign currency translation gains	-	4.3	-	-	-	4.3
Other	-	-	.8	(.3)	-	.5

Balance at December 31, 2006	83.6	4.3	.8	(29.7)	(3.5)	55.5
Unrealized holding losses on securities
arising during the year	(185.3)	-	-	64.2	14.4	(106.7)
Realized losses included in net income	70.8	-	-	(24.8)	.3	46.3
Foreign currency translation gains	-	23.6	-	-	-	23.6
Effect of minority interest repurchased	-	-	-	-	(8.0)	(8.0)
Other	-	-	4.0	(1.4)	(.7)	1.9

Balance at December 31, 2007	($ 30.9)	$27.9	$4.8	$ 8.3	$ 2.5	$ 12.6

(a) Net unrealized pension and other postretirement plan benefits.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Income Taxes  The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in millions):

	2007	2006	2005
Earnings before income taxes:
Operating	$638.9	$694.4	$327.1
Minority interest expense	(31.7)	(31.6)	(25.4)
Discontinued operations	2.9	41.9	17.4

Total	$610.1	$704.7	$319.1

Income taxes at statutory rate	$213.5	$246.6	$111.7
Effect of:
Adjustment to prior year taxes	3.0	(8.0)	2.3
Minority interest	11.2	13.1	9.8
Subsidiaries not in AFG's tax return	7.4	6.1	5.6
Tax exempt interest	(8.3)	(8.6)	(7.9)
Effect of foreign operations	(.1)	.1	(6.7)
Other	.3	2.0	(2.3)
Total Provision	227.0	251.3	112.5

Amounts applicable to:
Discontinued operations	(1.2)	(16.7)	(6.9)
Provision for income taxes as shown
on the Statement of Earnings	$225.8	$234.6	$105.6

Total earnings before income taxes include income (losses) subject to tax in foreign jurisdictions of $24.1 million in 2007, $24.4 million in 2006 and ($33.8 million) in 2005.

The total income tax provision (credit) consists of (in millions):

	2007	2006	2005
Current taxes:
Federal	$229.5	$241.2	$ 66.3
Foreign	2.4	1.2	.8
State	.1	(.2)	3.0
Deferred taxes:
Federal	(5.0)	9.1	44.9
Foreign	-	-	(2.5)

	$227.0	$251.3	$112.5

For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2007 (in millions):

	Expiring	Amount
Operating Loss	2008 - 2020	$74.1
	2021 - 2025	77.7

Capital Loss	2008 - 2012	3.8

Other - Tax Credits		.1

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in other assets in the Balance Sheet at December 31, were as follows (in millions):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$ 53.1	$ 53.5
Capital loss carryforwards	1.3	.9
Insurance claims and reserves	338.1	346.9
Investment securities	8.7	-
Other, net	213.4	162.1
	614.6	563.4
Valuation allowance for deferred
tax assets	(54.0)	(53.2)
	560.6	510.2
Deferred tax liabilities:
Deferred acquisition costs	(378.4)	(338.4)
Investment securities	-	(46.7)
	(378.4)	(385.1)

Net deferred tax asset	$182.2	$125.1

The gross deferred tax asset has been reduced by a valuation allowance including $50.1 million related to a portion of AFG's net operating loss carryforwards ("NOL") that is subject to the separate return limitation year ("SRLY") tax rules. A SRLY NOL can be used only by the entity that created it and only in years that the consolidated group has taxable income. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period during which developments requiring an adjustment become known.

AFG increased its liabilities for uncertain tax positions and related interest and penalties, and reduced retained earnings by $14.9 million for the cumulative effect of implementing the provisions of FIN 48 on January 1, 2007. A progression of the liability for uncertain tax positions, excluding interest and penalties, follows (in millions):

Balance at January 1, 2007	$38.0

Additions for tax positions of prior years	.2
Reductions for tax positions of prior years	(2.0)
Settlements	(.3)

Balance at December 31, 2007	$35.9

The total unrecognized tax benefits and related interest that, if recognized, would impact the effective tax rate is $42.9 million. This amount does not include tax and interest totaling $16.5 million paid to the IRS in 2005 and 2006 for which a suit for refund has been filed. AFG does not expect a decision before 2010. AFG's provision for income taxes for the year ended December 31, 2007, included approximately $2.3 million of interest (net of federal benefit) and a $2.0 million benefit due to a reduction of penalties. At December 31, 2007, AFG's liability for interest related to unrecognized tax benefits was $7.0 million (net of federal benefit); no penalties were accrued at that date.

In April 2007, AFG signed a settlement agreement with a municipality. As a result of this settlement, AFG reduced its liability for unrecognized income tax benefits, including interest and penalties, by $5.7 million ($3.7 million net of federal benefit).

As of December 31, 2007, AFG's 2004 through 2007 tax years remain subject to examination by the IRS. In addition, AFG has several tax years for which there

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

are ongoing disputes. AFG does not expect any change in the amount of unrecognized tax benefits during the next 12 months to have a significant impact on its results of operations or its financial position.

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

Cash payments for income taxes, net of refunds, were $224.9 million, $213.6 million and $91.9 million for 2007, 2006 and 2005, respectively.

J. Discontinued Operations  In the second quarter of 2006, GAFRI sold Chatham Bars Inn, a resort-hotel property located on Cape Cod for $166 million. The results of operations of this investment property and the $25.8 million gain on sale (after tax and minority interest) are presented as discontinued operations in the Statement of Earnings. Discontinued operations for 2007 represent additional gains on operations sold in previous years, primarily the settlement of a contingency associated with the Chatham sale. Discontinued operations also include the operating results for a smaller hotel property that was sold in 2005.

  Commitments and Contingencies  Establishing property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims is subject to uncertainties that are significantly greater than those presented by other types of claims. In addition, accruals (included in other liabilities) have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier's predecessor, Penn Central Transportation Company ("PCTC"), prior to its bankruptcy reorganization in 1978 and certain manufacturing operations disposed of by American Premier and GAFRI. During 2007, AFG completed a comprehensive study of these exposures with the assistance of outside actuarial and engineering firms and specialty outside counsel. As a result of the study, the following pretax charges were recorded in the second quarter of 2007 (in millions):

	Asbestos	Environmental	Total

Property and casualty insurance	$30.8	$13.4	$44.2
American Premier	19.0	22.0	41.0
GAFRI	-	2.0	2.0
	$49.8	$37.4	$87.2

The insurance group's liability for asbestos and environmental reserves was $486 million at December 31, 2007; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $64 million.

At December 31, 2007, American Premier had liabilities for environmental and personal injury claims aggregating $102 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace.

At December 31, 2007, GAFRI had a liability of approximately $12 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

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
  Quarterly Operating Results (Unaudited)  The operations of certain of AFG's business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. The profitability of AFG's crop insurance business is primarily recognized during the second half of the year as crop prices and yields are determined. Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  The following are quarterly results of consolidated operations for the two years ended December 31, 2007 (in millions, except per share amounts). Quarterly earnings per share do not add to year-to-date amounts due to the convertible notes being dilutive in the fourth quarter of 2007 and changes in shares outstanding.

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year

2007
Revenues	$1,079.6	$1,091.9	$1,194.8	$1,038.4	$4,404.7
Earnings from:
Continuing operations	113.6	65.3	112.7	89.8	381.4
Discontinued operations	-	1.7	-	.1	1.8
Net earnings	113.6	67.0	112.7	89.9	383.2

Basic earnings per common share:
Continuing operations	$.95	$.55	$.96	$.79	$3.24
Discontinued operations	-	.01	-	-	.01
Net earnings available to Common Shares	$.95	$.56	$.96	$.79	$3.25

Diluted earnings per common share:
Continuing operations	$.92	$.53	$.93	$.76	$3.09
Discontinued operations	-	.01	-	-	.01
Net earnings available to Common Shares	$.92	$.54	$.93	$.76	$3.10

Average number of Common Shares:
Basic	119.5	119.6	117.6	114.4	117.7
Diluted	122.4	122.4	119.8	118.9	123.2

2006
Revenues	$996.1	$995.0	$1,136.5	$1,122.5	$4,250.1
Earnings (loss) from:
Continuing operations	101.9	97.2	93.5	135.6	428.2
Discontinued operations	(.4)	25.7	-	(.1)	25.2
Net earnings	101.5	122.9	93.5	135.5	453.4

Basic earnings per common share:
Continuing operations	$.86	$ .83	$.79	$1.14	$3.63
Discontinued operations	-	.21	-	-	.21
Net earnings available to Common Shares	$.86	$1.04	$.79	$1.14	$3.84

Diluted earnings per common share:
Continuing operations	$.85	$ .81	$.77	$1.11	$3.54
Discontinued operations	-	.21	-	-	.21
Net earnings available to Common Shares	$.85	$1.02	$.77	$1.11	$3.75

Average number of Common Shares:
Basic	117.4	117.8	118.1	118.9	118.0
Diluted	119.4	120.4	120.6	121.6	120.5

  Results for the fourth quarter of 2007 include a pretax charge of $98.4 million to write down certain securities to fair value, including $64.2 million related to AFG's investment in National City Corporation. Results for the second quarter of 2007 include pretax charges of $87.2 million to strengthen reserves for asbestos and environmental exposures.

  Results for the fourth quarter of 2006 include a $44.6 million pretax gain on the sale of certain New York City assets. Discontinued operations for the second quarter of 2006 includes a $25.8 million after tax gain from the sale of Chatham Bars Inn, a resort hotel.

  Realized gains (losses) on securities amounted to (in millions):

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
2007	$ 4.7	$14.0	($7.1)	($82.4)	($70.8)
2006	30.3	(7.5)	(2.4)	8.6	29.0

  Insurance  Securities owned by insurance subsidiaries having a carrying value of approximately $1.2 billion at December 31, 2007, were on deposit as required by regulatory authorities.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Property and Casualty Insurance Reserves  The liability for losses and loss adjustment expenses ("LAE") for long-term scheduled payments under certain workers' compensation insurance has been discounted at about 6%, an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2007, has been reduced by $37 million.

  The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions). In 2007, favorable reserve development in property and transportation, specialty casualty, specialty financial and California workers' compensation more than offset charges to strengthen asbestos and environmental reserves in the property and casualty run-off operations. In 2006, favorable development in property and transportation, specialty casualty and California workers' compensation was slightly offset by unfavorable development in the specialty financial sub-segment. In addition to the asbestos, environmental and other mass tort charge in 2005, adverse development in the specialty casualty sub-segment was offset by positive development in the property and transportation and California workers' compensation sub-segments.

	2007	2006	2005

Balance at beginning of period	$3,791	$3,619	$3,155

Provision for losses and LAE occurring
in the current year	1,531	1,537	1,490
Net increase (decrease) in provision for claims
of prior years:
Special A&E and other mass tort charges	44	-	179
Other (*)	(143)	(57)	20
Total losses and LAE incurred	1,432	1,480	1,689
Payments for losses and LAE of:
Current year	(509)	(456)	(423)
Prior years	(846)	(852)	(802)
Total payments	(1,355)	(1,308)	(1,225)

Balance at end of period	3,868	3,791	3,619

Add back reinsurance recoverables, net
of allowance	2,300	2,309	2,243

Gross unpaid losses and LAE included
in the Balance Sheet	$6,168	$6,100	$5,862

(*) Includes adjustments for deferred gains on retroactive reinsurance of
$23 million in 2007, $2 million in 2006 and $18 million in 2005.

  Net Investment Income  The following table shows (in millions) investment income earned and investment expenses incurred by AFG's insurance group.

	2007	2006	2005
Insurance group investment income:
Fixed maturities	$961.1	$904.5	$842.5
Equity securities	22.7	16.7	18.6
Other	10.4	4.6	.5
	994.2	925.8	861.6
Insurance group investment expenses (*)	(27.4)	(25.7)	(23.8)

	$966.8	$900.1	$837.8

(*) Included primarily in "Other operating and general expenses" in the
Statement of Earnings.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Statutory Information  AFG's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

				Policyholders'
	Net Earnings			Surplus
	2007	2006	2005	2007	2006

Property and casualty companies	$386	$475	$178	$2,159	$2,425
Life insurance companies	68	186	114	801	732

  Reinsurance  In the normal course of business, AFG's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, AFG's insurance subsidiaries would remain liable. The following table shows (in millions) (i) amounts deducted from property and casualty written and earned premiums in connection with reinsurance ceded, (ii) written and earned premiums included in income for reinsurance assumed and (iii) reinsurance recoveries represent ceded losses and loss adjustment expenses.

	2007	2006	2005

Direct premiums written	$3,940	$3,745	$3,634
Reinsurance assumed (*)	40	189	65
Reinsurance ceded	(1,268)	(1,276)	(1,251)

Net written premiums	$2,712	$2,658	$2,448

Direct premiums earned	$3,936	$3,712	$3,592
Reinsurance assumed (*)	42	211	66
Reinsurance ceded	(1,275)	(1,360)	(1,292)

Net earned premiums	$2,703	$2,563	$2,366

Reinsurance recoveries	$ 686	$ 912	$ 874

(*) The increase in reinsurance assumed in 2006 compared to 2005 is due primarily to the Farmers' crop acquisition. In 2007,
the vast majority of this business was written directly by AFG.

  AFG has reinsured approximately $21 billion and $23 billion in face amount of life insurance at December 31, 2007 and 2006, respectively. Life premiums ceded were $64 million, $65 million and $68 million for 2007, 2006 and 2005, respectively.
  Additional Information  Total rental expense for various leases of office space and equipment was $37 million, $34 million and $31 million for 2007, 2006 and 2005, respectively.

Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2007, were as follows: 2008 - $34 million; 2009 - $30 million; 2010 - $25 million; 2011 - $22 million; 2012 - $12 million; and $30 million thereafter.

Other operating and general expenses included charges for possible losses on agents' balances, other receivables and other assets in the following amounts: 2007 - $.2 million; 2006 - $.4 million; and 2005 - $11.1 million. Losses and loss adjustment expenses included charges for possible losses on reinsurance recoverables of $7.9 million in 2007, $12.8 million in 2006 and $.4 million in 2005. The aggregate allowance for all such losses amounted to approximately $47 million and $39 million at December 31, 2007 and 2006, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG's financial instruments at
December 31.
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities	$15,415	$15,415	$14,901	$14,901
Equity securities	923	923	729	729
Variable annuity assets
(sep. accounts)	693	693	701	701

Liabilities:
Annuity benefits accumulated	$10,097	$ 9,599	$ 9,457	$ 8,969
Long-term debt	937	964	921	1,070
Variable annuity liabilities
(sep. accounts)	693	693	701	701

Fair values for fixed maturity and equity securities are based on quoted market prices, where available. For fixed maturity securities that are not actively traded, fair values are primarily estimated using values obtained from independent pricing services whose estimates are based on discounted cash flow models, fair value of comparable securities, or similar methods. The fair value of the liability for annuities in the payout phase is assumed to be the present value of the anticipated cash flows, discounted at current interest rates. Fair value of annuities in the accumulation phase is assumed to be the policyholders' cash surrender amount. Fair values of long-term debt are based primarily on quoted market prices. Fair value of shareholders' equity is based on the quoted market price of AFG's Common Stock.

Financial Instruments with Off-Balance-Sheet Risk  On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2007, AFG and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling up to $90 million.

Collateralized Debt Obligations  AFG is the investment manager and has investments in six collateralized debt obligations ("CDOs") with an aggregate carrying value of $20 million at December 31, 2007 (included in fixed maturities), which are not required to be consolidated. These CDOs were formed between 2004 and 2007 and had investments with a fair value of approximately $2.4 billion at December 31, 2007.

Restrictions on Transfer of Funds and Assets of Subsidiaries  Payments of dividends, loans and advances by AFG's subsidiaries are subject to various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2008 from its insurance subsidiaries without seeking regulatory clearance is approximately $464 million. Additional amounts of dividends, loans and advances require regulatory approval.

Benefit Plans  AFG expensed approximately $21 million in 2007 and $18 million in 2006 and $20 million in 2005 for its retirement and employee savings plans.

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

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

			AAG	All Other	Consol.
December 31, 2007	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Assets:
Cash and investments	$ 52.8	$ 4.6	$ -	$17,998.5	($ 1.8)	$18,054.1
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,664.1	-	3,664.1
Agents' balances and premiums receivable	-	-	-	560.6	-	560.6
Deferred policy acquisition costs	-	-	-	1,394.4	-	1,394.4
Other assets	14.0	18.4	6.5	2,003.4	92.0	2,134.3
Investment in subsidiaries and
affiliates	3,764.5	1,168.5	1,316.6	1,111.9	(7,361.5)	-
	$3,831.3	$1,191.5	$1,323.1	$26,732.9	($7,271.3)	$25,807.5

Liabilities and Capital:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 7,836.6	$ -	$ 7,836.6
Annuity, life, accident and health
benefits and reserves	-	-	-	11,582.1	(1.8)	11,580.3
Long-term debt	575.8	.8	340.4	91.7	(71.8)	936.9
Other liabilities	209.4	75.5	108.9	2,269.0	(255.2)	2,407.6
	785.2	76.3	449.3	21,779.4	(328.8)	22,761.4

Total shareholders' equity	3,046.1	1,115.2	873.8	4,953.5	(6,942.5)	3,046.1
	$3,831.3	$1,191.5	$1,323.1	$26,732.9	($7,271.3)	$25,807.5

December 31, 2006

Assets:
Cash and investments	$ 223.6	$ 16.9	$ -	$17,501.8	($ 3.3)	$17,739.0
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,625.2	-	3,625.2
Agents' balances and premiums receivable	-	-	-	599.4	-	599.4
Deferred policy acquisition costs	-	-	-	1,266.9	-	1,266.9
Other assets	12.7	24.7	5.8	1,805.1	22.3	1,870.6
Investment in subsidiaries and
affiliates	3,412.0	1,113.3	1,256.8	1,824.4	(7,606.5)	-
	$3,648.3	$1,154.9	$1,262.6	$26,622.8	($7,587.5)	$25,101.1

Liabilities and Capital:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 7,753.9	$ -	$ 7,753.9
Annuity, life, accident and health
benefits and reserves	-	-	-	10,876.5	(5.1)	10,871.4
Long-term debt	550.9	.8	396.8	96.8	(124.3)	921.0
Other liabilities	168.5	80.1	112.8	2,071.3	193.2	2,625.9
	719.4	80.9	509.6	20,798.5	63.8	22,172.2

Total shareholders' equity	2,928.9	1,074.0	753.0	5,824.3	(7,651.3)	2,928.9
	$3,648.3	$1,154.9	$1,262.6	$26,622.8	($7,587.5)	$25,101.1

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

(In millions)

FOR THE YEAR ENDED			AAG	All Other	Consol.
DECEMBER 31, 2007	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$2,702.7	$ -	$2,702.7
Life, accident and health premiums	-	-	-	423.7	-	423.7
Realized gains (losses)	2.7	3.7	-	(75.7)	(1.5)	(70.8)
Investment and other income	11.6	17.8	(3.4)	1,381.3	(58.2)	1,349.1
Equity in earnings of subsidiaries	709.3	71.2	99.1	36.9	(916.5)	-
	723.6	92.7	95.7	4,468.9	(976.2)	4,404.7

Costs and Expenses:
Insurance benefits and expenses	-	-	-	3,144.6	-	3,144.6
Interest charges on borrowed money	76.2	3.6	35.9	16.0	(60.4)	71.3
Other expenses	40.2	13.9	3.9	512.8	10.8	581.6
	116.4	17.5	39.8	3,673.4	(49.6)	3,797.5

Earnings before income taxes	607.2	75.2	55.9	795.5	(926.6)	607.2
Provision for income taxes	225.8	22.8	14.7	261.3	(298.8)	225.8

Income from continuing operations	381.4	52.4	41.2	534.2	(627.8)	381.4
Discontinued operations, net of tax	1.8	1.9	-	1.9	(3.8)	1.8

Net Earnings	$383.2	$ 54.3	$ 41.2	$ 536.1	($ 631.6)	$ 383.2

FOR THE YEAR ENDED
DECEMBER 31, 2006

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$2,563.1	$ -	$2,563.1
Life, accident and health premiums	-	-	-	354.7	-	354.7
Realized gains (losses)	(.9)	(1.1)	-	35.6	(4.6)	29.0
Investment and other income	6.3	30.1	(2.2)	1,340.4	(71.3)	1,303.3
Equity in earnings of subsidiaries	780.7	85.2	181.6	81.2	(1,128.7)	-
	786.1	114.2	179.4	4,375.0	(1,204.6)	4,250.1

Costs and Expenses:
Insurance benefits and expenses	-	-	-	3,016.2	-	3,016.2
Interest charges on borrowed money	74.6	.1	40.9	14.6	(57.7)	72.5
Other expenses	48.7	10.5	9.7	413.3	16.4	498.6
	123.3	10.6	50.6	3,444.1	(41.3)	3,587.3

Earnings before income taxes	662.8	103.6	128.8	930.9	(1,163.3)	662.8
Provision for income taxes	234.6	35.7	43.7	303.3	(382.7)	234.6

Income from continuing operations	428.2	67.9	85.1	627.6	(780.6)	428.2
Discontinued operations, net of tax	25.2	31.0	-	31.0	(62.0)	25.2

Net Earnings	$453.4	$ 98.9	$ 85.1	$ 658.6	($ 842.6)	$ 453.4

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

(In millions)

FOR THE YEAR ENDED			AAG	All Other	Consol.
DECEMBER 31, 2005	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$2,366.5	$ -	$2,366.5
Life, accident and health premiums	-	-	-	371.0	-	371.0
Realized gains (losses)	(6.2)	-	-	28.8	1.3	23.9
Investment and other income	2.9	20.5	.2	1,272.1	(72.7)	1,223.0
Equity in earnings of subsidiaries	432.9	51.7	124.4	57.0	(666.0)	-
	429.6	72.2	124.6	4,095.4	(737.4)	3,984.4

Costs and Expenses:
Insurance benefits and expenses	-	-	-	3,119.8	-	3,119.8
Interest charges on borrowed money	86.6	.1	40.3	11.3	(58.8)	79.5
Other expenses	41.3	17.9	7.6	406.1	10.5	483.4
	127.9	18.0	47.9	3,537.2	(48.3)	3,682.7

Earnings before income taxes	301.7	54.2	76.7	558.2	(689.1)	301.7
Provision for income taxes	105.6	18.2	26.1	170.2	(214.5)	105.6

Income from continuing operations	196.1	36.0	50.6	388.0	(474.6)	196.1
Discontinued operations, net of tax	10.5	33.9	-	13.1	(47.0)	10.5

Net Earnings	$206.6	$69.9	$ 50.6	$ 401.1	($521.6)	$ 206.6

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE YEAR ENDED			AAG	All Other	Consol.
DECEMBER 31, 2007	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings	$383.2	$ 54.3	$ 41.2	$ 536.1	($631.6)	$ 383.2
Adjustments:
Equity in net earnings of subsidiaries	(460.1)	(48.9)	(70.3)	(36.8)	616.1	-
Dividends from subsidiaries	320.7	180.3	30.0	-	(531.0)	-
Other adjustments, net	(7.1)	.1	(1.9)	398.7	15.5	405.3
Net cash provided by (used in)
operating activities	236.7	185.8	(1.0)	898.0	(531.0)	788.5

Investing Activities:
Purchase of investments, property and
equipment	(5.7)	(2.8)	-	(4,325.5)	74.8	(4,259.2)
Purchase of subsidiaries	(.2)	(239.0)	-	(19.4)	-	(258.6)
Capital contributions to subsidiaries	(285.0)	(281.1)	(67.0)	-	633.1	-
Maturities and redemptions of fixed
maturity investments	5.0	32.2	-	1,521.8	(55.4)	1,503.6
Sale of investments, property and
equipment	115.5	26.0	-	1,767.0	(71.7)	1,836.8
Other, net	2.6	-	-	(106.9)	-	(104.3)
Net cash provided by (used in)
investing activities	(167.8)	(464.7)	(67.0)	(1,163.0)	580.8	(1,281.7)

Financing Activities:
Annuity receipts	-	-	-	1,573.6	-	1,573.6
Annuity surrenders, benefits and
withdrawals	-	-	-	(1,428.4)	-	(1,428.4)
Net transfers from variable annuity assets	-	-	-	59.6	-	59.6
Additional long-term borrowings	145.0	-	97.0	-	-	242.0
Reductions of long-term debt	(120.8)	(.1)	(154.3)	(5.0)	52.3	(227.9)
Issuances of Common Stock	17.5	-	-	.8	-	18.3
Capital contributions from parent	-	276.0	281.1	76.0	(633.1)	-
Repurchases of Common Stock	(199.1)	-	-	-	-	(199.1)
Cash dividends paid	(41.9)	-	(155.8)	(375.2)	531.0	(41.9)
Other, net	-	2.8	-	(18.9)	-	(16.1)
Net cash provided by (used in)
financing activities	(199.3)	278.7	68.0	(117.5)	(49.8)	(19.9)

Net Increase (Decrease) in Cash and
Cash Equivalents	(130.4)	(.2)	-	(382.5)	-	(513.1)
Cash and cash equivalents at beginning
of year	146.0	2.8	-	1,180.2	-	1,329.0

Cash and cash equivalents at end of year	$ 15.6	$ 2.6	$ -	$ 797.7	$ -	$ 815.9

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE YEAR ENDED			AAG	All Other	Consol.
DECEMBER 31, 2006	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings	$453.4	$ 98.9	$ 85.1	$ 658.6	($842.6)	$ 453.4
Adjustments:
Equity in net earnings of subsidiaries	(514.4)	(88.1)	(120.9)	(81.2)	804.6	-
Dividends from subsidiaries	102.5	278.5	148.0	3.9	(532.9)	-
Other adjustments, net	51.4	10.6	(2.6)	416.8	38.0	514.2
Net cash provided by (used in)
operating activities	92.9	299.9	109.6	998.1	(532.9)	967.6

Investing Activities:
Purchase of investments, property and
equipment	(2.0)	(70.8)	-	(3,234.9)	86.5	(3,221.2)
Purchase of subsidiaries	-	(204.4)	-	(2.1)	-	(206.5)
Capital contributions to subsidiaries	(2.5)	(110.5)	-	-	113.0	-
Maturities and redemptions of fixed
maturity investments	21.9	3.3	-	970.2	-	995.4
Sale of investments, property and
equipment	62.0	40.8	-	1,952.8	(15.7)	2,039.9
Sale of subsidiary	-	37.5	-	-	-	37.5
Other, net	-	-	-	(7.5)	-	(7.5)
Net cash provided by (used in)
investing activities	79.4	(304.1)	-	(321.5)	183.8	(362.4)

Financing Activities:
Annuity receipts	-	-	-	1,378.2	-	1,378.2
Annuity surrenders, benefits and
withdrawals	-	-	-	(1,208.5)	-	(1,208.5)
Net transfers from variable annuity assets	-	-	-	25.5	-	25.5
Additional long-term borrowings	-	-	65.0	52.5	-	117.5
Reductions of long-term debt	(46.0)	(.2)	(67.0)	(25.9)	(70.8)	(209.9)
Issuances of Common Stock	37.1	-	-	1.6	-	38.7
Capital contributions from parent	-	-	110.5	2.5	(113.0)	-
Cash dividends paid	(38.2)	(4.7)	(218.4)	(310.6)	533.7	(38.2)
Other, net	(.1)	4.0	-	145.6	(.8)	148.7
Net cash provided by (used in)
financing activities	(47.2)	(.9)	(109.9)	60.9	349.1	252.0

Net Increase (Decrease) in Cash and
Cash Equivalents	125.1	(5.1)	(.3)	737.5	-	857.2
Cash and cash equivalents at beginning
of year	20.9	7.9	.3	442.7	-	471.8

Cash and cash equivalents at end of year	$146.0	$ 2.8	$ -	$1,180.2	$ -	$1,329.0

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE YEAR ENDED			AAG	All Other	Consol.
DECEMBER 31, 2005	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings	$206.6	$ 69.9	$ 50.6	$ 401.1	($521.6)	$ 206.6
Adjustments:
Equity in net earnings of subsidiaries	(288.1)	(66.4)	(81.7)	(57.0)	493.2	-
Dividends from subsidiaries	90.0	166.8	15.0	3.9	(275.7)	-
Other adjustments, net	20.3	2.3	4.1	760.6	28.4	815.7
Net cash provided by (used in)
operating activities	28.8	172.6	(12.0)	1,108.6	(275.7)	1,022.3

Investing Activities:
Purchase of investments, property and
equipment	(4.7)	(90.4)	-	(4,514.6)	118.9	(4,490.8)
Purchase of subsidiary	-	-	-	(17.5)	-	(17.5)
Capital contributions to subsidiaries	(10.4)	(94.1)	(15.0)	-	119.5	-
Maturities and redemptions of fixed
maturity investments	-	-	-	1,088.0	-	1,088.0
Sale of investments, property and
equipment	.1	24.1	-	2,221.5	(96.3)	2,149.4
Other, net	-	-	-	15.1	-	15.1
Net cash provided by (used in)
investing activities	(15.0)	(160.4)	(15.0)	(1,207.5)	142.1	(1,255.8)

Financing Activities:
Annuity receipts	-	-	-	854.4	-	854.4
Annuity surrenders, benefits and
withdrawals	-	-	-	(936.1)	-	(936.1)
Net transfers from variable annuity assets	-	-	-	11.4	-	11.4
Additional long-term borrowings	.1	-	15.0	14.6	-	29.7
Reductions of long-term debt	(97.6)	(.2)	(15.0)	(9.6)	(22.6)	(145.0)
Issuances of Common Stock	30.3	-	-	(4.5)	-	25.8
Capital contributions from parent	-	-	94.1	25.4	(119.5)	-
Cash dividends paid	(33.1)	(4.7)	(66.8)	(205.0)	276.5	(33.1)
Other, net	-	(.4)	-	37.7	(.8)	36.5
Net cash provided by (used in)
financing activities	(100.3)	(5.3)	27.3	(211.7)	133.6	(156.4)

Net Increase (Decrease) in Cash and
Cash Equivalents	(86.5)	6.9	.3	(310.6)	-	(389.9)
Cash and cash equivalents at beginning
of year	107.4	1.0	-	753.3	-	861.7

Cash and cash equivalents at end of year	$ 20.9	$ 7.9	$ .3	$ 442.7	$ -	$ 471.8

PART III

The information required by the following Items will be included in AFG's definitive Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year and is incorporated herein by reference.

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

B. Schedules filed herewith for 2007, 2006 and 2005:
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

3. Exhibits - see Exhibit Index on page E-1.

S-1

AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In Millions)

Condensed Balance Sheet
	December 31
	2007	2006
Assets:
Cash and cash equivalents	$ 15.6	$ 146.0
Investment in securities	34.9	75.3
Investment in subsidiaries (a)	3,764.5	3,412.0
Other investments	2.3	2.3
Other assets	14.0	12.7

	$3,831.3	$3,648.3
Liabilities and Shareholders' Equity:
Accounts payable, accrued expenses and other
liabilities	$ 209.4	$ 168.5
Long-term debt	575.8	550.9
Shareholders' equity	3,046.1	2,928.9

	$3,831.3	$3,648.3

Condensed Statement of Earnings
	Year Ended December 31,
	2007	2006	2005
Income:
Dividends from subsidiaries (b)	$1,057.2	$531.5	$271.0
Equity in undistributed earnings
of subsidiaries (b)	(347.9)	249.2	161.9
Realized gains (losses) on investments	2.7	(.9)	(6.2)
Investment and other income	11.6	6.3	2.9
	723.6	786.1	429.6

Costs and Expenses:
Interest charges on intercompany borrowings	41.4	39.1	44.2
Interest charges on other borrowings	34.8	35.5	42.4
Loss on retirement of debt	.3	2.5	6.2
Other operating and general expenses	39.9	46.2	35.1
	116.4	123.3	127.9

Earnings from continuing operations
before income taxes and accounting changes	607.2	662.8	301.7
Provision for income taxes	225.8	234.6	105.6
Earnings from continuing operations	381.4	428.2	196.1

Discontinued operations, net of tax	1.8	25.2	10.5

Net Earnings	$ 383.2	$453.4	$206.6

_________________________
(a) Investment in subsidiaries includes intercompany receivables and payables.
(b) Reflects dividend of GAFRI Common Stock by GAI of $681.8 million in 2007.

S-2

AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

(In Millions)

Condensed Statement of Cash Flows

	Year Ended December 31,
	2007	2006	2005
Operating Activities:
Net earnings	$383.2	$453.4	$206.6
Adjustments:
Equity in earnings of subsidiaries	(460.1)	(514.4)	(288.1)
Depreciation and amortization	1.9	1.6	3.3
Realized (gains) losses on investing
activities	(2.7)	1.0	6.2
Loss on retirement of debt	.3	2.5	6.2
Change in balances with affiliates	(3.6)	(47.0)	(29.3)
Net purchases/sales of trading securities	(32.5)	-	-
Decrease (increase) in other assets	(1.7)	2.0	21.5
Increase in other liabilities	22.3	84.5	8.4
Dividends from subsidiaries	320.7	102.5	90.0
Other	8.9	6.8	4.0
Net cash provided by operating activities	236.7	92.9	28.8

Investing Activities:
Capital contributions to subsidiaries (a)	(285.0)	(2.5)	(10.4)
Purchases of investments	(4.5)	(1.8)	(4.4)
Sales of investments	115.5	62.0	.1
Maturities and redemptions	5.0	21.9	-
Other	1.2	(.2)	(.3)
Net cash provided by (used in)
investing activities	(167.8)	79.4	(15.0)

Financing Activities:
Additional long-term borrowings	145.0	-	.1
Reductions of long-term debt	(120.8)	(46.0)	(97.6)
Issuances of Common Stock	17.5	37.1	30.3
Repurchases of Common Stock	(199.1)	-	-
Cash dividends paid	(41.9)	(38.2)	(33.1)
Other	-	(.1)	-
Net cash used in financing activities	(199.3)	(47.2)	(100.3)

Net Increase (Decrease) in Cash and Cash Equivalents	(130.4)	125.1	(86.5)

Cash and cash equivalents at beginning of year	146.0	20.9	107.4

Cash and cash equivalents at end of year	$ 15.6	$146.0	$ 20.9

(a) Includes amounts contributed to fund GAFRI's acquisition of its shares not previously owned by AFG.

S-3

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2007

(IN MILLIONS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
AFFILIATION WITH REGISTRANT	DEFERRED POLICY ACQUISITION COSTS	(a) RESERVES FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES	(b) DISCOUNT DEDUCTED IN COLUMN C	(c) UNEARNED PREMIUMS	EARNED PREMIUMS	NET INVESTMENT INCOME	CLAIMS AND CLAIM ADJUSTMENT EXPENSES INCURRED RELATED TO		AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS	PAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES	PREMIUMS WRITTEN
							CURRENT YEARS	PRIOR YEARS

      CONSOLIDATED PROPERTY-CASUALTY ENTITIES

2007	$331	$6,168	$37	$1,668	$2,703	$329	$1,531	($ 99)	$654	$1,355	$2,712

2006	$321	$6,100	$35	$1,654	$2,563	$304	$1,537	($ 57)	$612	$1,308	$2,658

2005					$2,366	$270	$1,490	$199	$504	$1,225	$2,448

(a) Grossed up for reinsurance recoverables of $2,300 and $2,309 at December 31, 2007 and 2006, respectively.
(b) Discounted at approximately 6%.
(c) Grossed up for prepaid reinsurance premiums of $390 and $394 at December 31, 2007 and 2006, respectively.

Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.
American Financial Group, Inc.

Signed: February 27, 2008	BY:/s/CARL H. LINDNER III
Carl H. Lindner III
Co-Chief Executive Officer

BY:/s/S. CRAIG LINDNER
S. Craig Lindner
Co-Chief Executive Officer

______________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Capacity	Date

/s/CARL H. LINDNER	Chairman of the Board	February 27, 2008
Carl H. Lindner	of Directors

/s/CARL H. LINDNER III	Director	February 27, 2008
Carl H. Lindner III

/s/S. CRAIG LINDNER	Director	February 27, 2008
S. Craig Lindner

/s/THEODORE H. EMMERICH	Director*	February 27, 2008
Theodore H. Emmerich

/s/JAMES E. EVANS	Director	February 27, 2008
James E. Evans

/s/TERRY S. JACOBS	Director*	February 27, 2008
Terry S. Jacobs

/s/WILLIAM R. MARTIN	Director*	February 27, 2008
William R. Martin

/s/KENNETH C. AMBRECHT	Director	February 27, 2008
Kenneth C. Ambrecht

/s/WILLIAM W. VERITY	Director	February 27, 2008
William W. Verity

/s/KEITH A. JENSEN	Senior Vice President	February 27, 2008
Keith A. Jensen	(principal financial and accounting officer)

* Member of the Audit Committee

INDEX TO EXHIBITS

AMERICAN FINANCIAL GROUP, INC.
Number	Exhibit Description

3(a)	Amended and Restated Articles of
Incorporation, filed as Exhibit 3(a)
	to AFG's Form 10-K for 1997.	(*)

3(b)	Code of Regulations, filed as Exhibit 3(b)
	to AFG's Form 10-K for 1997.	(*)

4	Instruments defining the rights of	Registrant has no
	security holders.	outstanding debt issues
exceeding 10% of the
assets of Registrant and
consolidated subsidiaries.

Material Contracts:

10(a)	2005 Stock Incentive Plan included in AFG's
	2005 Proxy.	(*)

10(b)	Amended and Restated Deferred Compensation Plan.

10(c)	2008 Annual Senior Executive Bonus Plan.

10(d)	2007 Annual Senior Executive Bonus Plan, filed as
	Annex A to AFG's 2007 Proxy Statement.	(*)

10(e)	Amended and restated Nonqualified Auxiliary RASP,
	filed as Exhibit 10(d) to AFG's Form 10-K for 2003.	(*)

10(f)	Keith E. Lindner Salary Continuation Agreement,
filed as Exhibit 10(c) to AFG's March 31, 2004
	Form 10-Q.	(*)

10(g)	Directors' Compensation Plan, as amended.

10(h)	Credit Agreement, dated March 29, 2006 among
American Financial Group, Inc. and AAG Holding Company,
Inc., each as Borrowers, and several lenders, filed as
	Exhibit 10.2 to AFG's Form 8-K filed on March 30, 2006.	(*)

10(i)	Amendment to Credit Agreement dated March 29, 2006, among
American Financial Group, Inc., AAG Holding Company, Inc.,
each as borrowers, and several lenders.

10(j)	First Supplemental Indenture among American Financial
Group, Inc., AAG Holding Company, Inc., and U.S. Bank
National Association, as trustee, with respect to the
7.35% Subordinated Debentures due 2033, filed as
	Exhibit 10(a) to AFG's September 2007 10-Q.	(*)

10(k)	Third Supplemental Indenture among American Financial Group,
Inc., AAG Holding Company, Inc., and U.S. Bank National
Association, (formerly known as Star Bank, N.A.) as
trustee, with respect to the 6-7/8% Senior Notes due
December 1, 2008, 7-1/2% Senior Note due November 5, 2033
and 7-1/4% Senior Notes due January 23, 2034, filed as
	Exhibit 10(b) to AFG's September 2007 10-Q.	(*)

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