Form 10-Q
period 2008-03-31
AMERICAN FINANCIAL GROUP INC
filed 2008-05-09
CIK 1042046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

One East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes   X      No

       Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:
       Large Accelerated Filer   X        Accelerated Filer             Non-Accelerated Filer               Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company. Yes No X

As of May 1, 2008, there were 112,418,122 shares of the Registrant's Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

ITEM I - FINANCIAL STATEMENTS

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)

(Dollars In Millions)
	March 31,	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$ 983.4	$ 815.9
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $15,350.6 and $15,188.1)	15,187.4	15,140.7
Trading - at fair value	349.2	274.1
Equity securities - at fair value
(cost - $839.0 and $914.5)	841.3	923.3
Mortgage loans	354.2	358.8
Policy loans	275.9	273.2
Real estate and other investments	245.6	268.1
Total cash and investments	18,237.0	18,054.1
Recoverables from reinsurers and prepaid
reinsurance premiums	3,638.7	3,664.1
Agents' balances and premiums receivable	655.7	560.6
Deferred policy acquisition costs	1,454.3	1,394.4
Other receivables	344.7	475.4
Variable annuity assets (separate accounts)	619.4	692.5
Prepaid expenses and other assets	842.8	762.0
Goodwill	209.7	204.4

	$26,002.3	$25,807.5

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 6,219.4	$ 6,168.4
Unearned premiums	1,742.4	1,668.2
Annuity benefits accumulated	10,140.5	10,096.6
Life, accident and health reserves	1,489.9	1,483.7
Payable to reinsurers	359.2	363.8
Long-term debt	990.7	936.9
Variable annuity liabilities (separate accounts)	619.4	692.5
Accounts payable, accrued expenses and other
liabilities	1,298.4	1,251.4
Total liabilities	22,859.9	22,661.5

Minority interest	122.3	99.9

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 112,944,341 and 113,499,080 shares outstanding	112.9	113.5
Capital surplus	1,191.4	1,186.5
Retained earnings	1,776.9	1,733.5
Accumulated other comprehensive income (loss),
net of tax	(61.1)	12.6
Total shareholders' equity	3,020.1	3,046.1

	$26,002.3	$25,807.5

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (unaudited)

(In Millions, Except Per Share Data)

	Three months ended
	March 31,
	2008	2007
Income:
Property and casualty insurance premiums	$ 635.0	$ 639.8
Life, accident and health premiums	108.7	106.6
Investment income	266.3	245.8
Realized gains (losses) on securities	(80.3)	4.7
Other income	84.5	82.7
	1,014.2	1,079.6
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	290.9	326.9
Commissions and other underwriting expenses	222.0	210.2
Annuity benefits	104.9	88.8
Life, accident and health benefits	87.4	85.5
Annuity and supplemental insurance
acquisition expenses	40.1	44.5
Interest charges on borrowed money	18.7	18.1
Other operating and general expenses	124.2	111.5
	888.2	885.5

Operating earnings before income taxes	126.0	194.1
Provision for income taxes	44.9	72.0

Net operating earnings	81.1	122.1

Minority interest expense	(5.1)	(8.5)

Net Earnings	$ 76.0	$ 113.6

Earnings per Common Share:
Basic	$.67	$.95
Diluted	$.64	$.92

Average number of Common Shares:
Basic	113.5	119.5
Diluted	117.2	122.4

Cash dividends per Common Share	$.125	$.10

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(Dollars in Millions)

				Accumulated
		Common Stock		Other
	Common	and Capital	Retained	Comprehensive
	Shares	Surplus	Earnings	Income (Loss)	Total
Balance at December 31, 2007	113,499,080	$1,300.0	$1,733.5	$12.6	$3,046.1

Net earnings	-	-	76.0	-	76.0
Other comprehensive income, net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	(70.5)	(70.5)
Change in foreign currency translation	-	-	-	(3.2)	(3.2)
Total comprehensive income					2.3

Dividends on Common Stock	-	-	(14.2)	-	(14.2)
Shares issued:
Exercise of stock options	483,265	9.6	-	-	9.6
Dividend reinvestment plan	70,172	1.8	-	-	1.8
Employee stock purchase plan	16,265.4		-	-	.4
Deferred compensation distributions	48,884	1.4	-	-	1.4
Stock incentive plan	70,000	2.0	-	-	2.0
Other stock-based compensation expense	-	2.4	-	-	2.4
Shares acquired and retired	(1,003,000)	(11.5)	(14.9)	-	(26.4)
Shares tendered in option exercises	(240,325)	(2.7)	(3.5)	-	(6.2)
Capital transactions of subsidiaries	-	.9	-	-	.9

Balance at March 31, 2008	112,944,341	$1,304.3	$1,776.9	($61.1)	$3,020.1

Balance at December 31, 2006	119,303,928	$1,339.8	$1,533.6	$55.5	$2,928.9

Cumulative effect of accounting change	-	-	(14.9)	-	(14.9)

Net earnings	-	-	113.6	-	113.6
Other comprehensive income, net of tax:
Change in unrealized gains on securities	-	-	-	20.1	20.1
Change in foreign currency translation	-	-	-	.6	.6
Change in unrealized pension and other
postretirement benefits	-	-	-	2.7	2.7
Total comprehensive income					137.0

Dividends on Common Stock	-	-	(11.9)	-	(11.9)
Shares issued:
Exercise of stock options	376,062	8.6	-	-	8.6
Dividend reinvestment plan	40,276	1.4	-	-	1.4
Employee stock purchase plan	7,991.3		-	-	.3
Deferred compensation distributions	31,863	1.1	-	-	1.1
Stock incentive plan	114,594	3.9	-	-	3.9
Other stock-based compensation expense	-	1.8	-	-	1.8
Shares acquired and retired	(411,639)	(4.5)	(8.9)	-	(13.4)
Shares tendered in option exercises	(25,430)	(.3)	(.6)	-	(.9)
Capital transactions of subsidiaries	-	(.9)	-	-	(.9)

Balance at March 31, 2007	119,437,645	$1,351.2	$1,610.9	$78.9	$3,041.0

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In Millions)
	Three months ended
	March 31,
	2008	2007
Operating Activities:
Net earnings	$ 76.0	$ 113.6
Adjustments:
Minority interest	5.1	8.5
Depreciation and amortization	49.0	49.0
Annuity benefits	104.9	88.8
Realized (gains) losses on investing activities	80.0	(10.7)
Net purchases/sales of trading securities	1.6	.2
Deferred annuity and life policy acquisition costs	(42.5)	(49.7)
Decrease in reinsurance and other receivables	171.4	102.3
Decrease (increase) in other assets	22.6	(104.9)
Increase (decrease) in insurance claims and reserves	(35.7)	24.6
Increase (decrease) in payable to reinsurers	(6.2)	7.8
Decrease in other liabilities	(65.4)	(58.1)
Other, net	8.9	8.5
Net cash provided by operating activities	369.7	179.9

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,823.9)	(1,031.1)
Equity securities	(75.7)	(101.7)
Subsidiaries	(111.8)	-
Real estate, property and equipment	(12.6)	(6.2)
Maturities and redemptions of fixed maturity investments	603.9	324.5
Sales of:
Fixed maturity investments	1,077.9	335.1
Equity securities	75.1	46.2
Real estate, property and equipment	4.7	14.3
Decrease (increase) in securities lending collateral	4.8	(16.7)
Cash and cash equivalents of businesses acquired	90.8	-
Increase in other investments	(3.9)	(32.8)
Net cash used in investing activities	(170.7)	(468.4)

Financing Activities:
Annuity receipts	286.0	378.8
Annuity surrenders, benefits and withdrawals	(351.8)	(329.7)
Net transfers from variable annuity assets	19.3	8.9
Additional long-term borrowings	270.0	92.0
Reductions of long-term debt	(216.2)	(90.0)
Increase (decrease) in securities lending obligation	(4.8)	16.7
Issuances of Common Stock	4.6	7.7
Repurchases of Common Stock	(26.4)	(13.4)
Cash dividends paid on Common Stock	(12.4)	(10.5)
Other, net	.2	1.9
Net cash provided by (used in) financing activities	(31.5)	62.4

Net Increase (Decrease) in Cash and Cash Equivalents	167.5	(226.1)

Cash and cash equivalents at beginning of period	815.9	1,329.0

Cash and cash equivalents at end of period	$ 983.4	$1,102.9

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES
A.	Accounting Policies	F.	Long-Term Debt
B.	Acquisitions of Subsidiaries	G.	Shareholders' Equity
C.	Segments of Operations	H.	Commitments and Contingencies
D.	Fair Value Measurements	I.	Condensed Consolidating Information
E.	Intangible Assets

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

  Fair Value Measurements  Effective January 1, 2008, AFG adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standard enhances disclosure about fair value measurements and establishes a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability ("inputs") are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG's assumptions about the assumptions market participants would use in pricing the asset or liability. In 2008, the FASB delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Adoption of SFAS 157 did not have a significant impact on AFG's financial condition or results of operations.

  SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which became effective January 1, 2008, permits entities to irrevocably elect to report certain financial assets and liabilities (including most insurance contracts) at fair value and recognize the unrealized gains and losses on such items in earnings. AFG did not elect the fair value option for any of its eligible assets or liabilities through March 31, 2008.

  Investments  Fixed maturity and equity securities classified as "available for sale" are reported at fair value with unrealized gains and losses included in a separate component of shareholders' equity. Fixed maturity and equity securities classified as "trading" are reported at fair value with changes in

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  Certain AFG subsidiaries loan fixed maturity and equity securities to other institutions for short periods of time. The borrower is required to provide collateral on which AFG earns investment income, net of a fee to the lending agent. AFG records the collateral held (included in other assets) in its Balance Sheet at fair value. The obligation to return the collateral is included in other liabilities. The securities loaned remain a recorded asset on AFG's Balance Sheet. The fair value of collateral held was approximately $130 million at March 31, 2008, and $139 million at December 31, 2007. The fair value of securities loaned plus accrued interest was approximately $134 million and $139 million at those dates.

  Derivatives  Derivatives included in AFG's Balance Sheet are recorded at fair value and consist primarily of (i) components of certain fixed maturity securities and (ii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  DPAC related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of actual and expected gross profits on the policies. To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains (losses) on marketable securities, a component of "Accumulated Other Comprehensive Income (Loss), net of tax" in the shareholders' equity section of the Balance Sheet.

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

  Stock-Based Compensation  All share-based grants are recognized as compensation expense over their vesting periods based on their calculated "fair value" at the date of grant. AFG uses the Black-Scholes pricing model to measure the fair value of employee stock options. See Note G - "Shareholders' Equity" for further information on stock options.

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

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes (in millions):

	Three months ended
	March 31,
	2008	2007
Adjustments to net earnings:
Dilution of majority-owned subsidiaries	($.1)	($.5)
Assumed issuance of shares under
deferred compensation plan	(.3)	(.2)

Adjustments to weighted average common shares:
Stock-based compensation plans	1.9	3.0
Convertible notes	1.8	-

  AFG's weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: first quarter of 2008 and 2007 - 3.9 million and .6 million, respectively.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Acquisitions of Subsidiaries

Marketform Group  In January 2008, AFG paid $74 million to acquire approximately 67% of Marketform Group Limited, an agency that focuses on medical malpractice and other specialty property and casualty insurance products outside of the United States using a Lloyd's platform. As part of the acquisition, AFG also became a corporate member in Lloyd's Syndicate 2468, which is managed by Marketform. Based on the preliminary allocation, approximately $35 million of the initial purchase price was recorded as an intangible asset for the present value of future profits from the acquired business, which will be amortized over a seven year period. This business generated approximately $28 million in net written premiums for the first quarter of 2008.

Strategic Comp Holdings  AFG acquired Strategic Comp Holdings, LLC in January 2008 for $37 million in cash. Additional contingent consideration could be due after seven years based on achieving certain operating milestones. Strategic Comp, headquartered in Louisiana, is a provider of workers' compensation programs for mid-size to large commercial accounts. The entire purchase price was recorded as intangible renewal rights and will be amortized over the estimated retention period of seven years. This acquisition resulted in a $4.4 million increase in net written premiums and generated fee income of $.5 million for the first quarter of 2008.

Great American Financial Resources  In September 2007, Great American Financial Resources, Inc. ("GAFRI") completed the acquisition of the 9.2 million shares (19%) of its common stock not previously owned by AFG at a price of $24.50 per share in cash. Total cost of the acquisition ($239 million), including cash paid for vested options and merger costs, was provided by AFG (parent company). The acquisition resulted in a $217 million reduction of minority interest and an increase of $28 million in goodwill.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables (in millions) show AFG's revenues and operating earnings before income taxes by significant business segment and sub-segment.

	Three months ended
	March 31,
	2008	2007
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 236.1	$ 228.6
Specialty casualty	211.8	211.2
Specialty financial	119.6	114.4
California workers' compensation	51.4	62.8
Other	15.9	22.6
Other lines	.2	.2
	635.0	639.8
Investment income	100.0	83.9
Realized gains (losses)	(33.5)	2.7
Other	52.0	50.4
	753.5	776.8
Annuity and supplemental insurance:
Investment income	168.1	158.8
Life, accident and health premiums	108.7	106.6
Realized gains (losses)	(43.8)	1.9
Other	29.1	27.1
	262.1	294.4
Other	(1.4)	8.4
	$1,014.2	$1,079.6

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 38.7	$ 38.6
Specialty casualty	53.3	59.0
Specialty financial	16.7	3.7
California workers' compensation	10.2	13.5
Other (a)	1.2	(11.4)
Other lines	2.0	(.7)
	122.1	102.7
Investment and other operating income	87.6	81.9
Realized gains (losses)	(33.5)	2.7
	176.2	187.3
Annuity and supplemental insurance:
Operations (b)	26.5	34.9
Realized gains (losses)	(43.8)	1.9
Other (b)	(32.9)	(30.0)
	$ 126.0	$ 194.1

(a) Includes a benefit of $3.0 million in the first quarter of 2008 and a charge of $14.2 million in the 2007 quarter to adjust retroactive reinsurance gains.

(b)  GAFRI holding company interest and debt expense of $5.7 million for the 2007 quarter was reclassified from "Annuity and supplemental insurance" to "Other"
     to be consistent with the current year presentation.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

D. Fair Value Measurements The framework established in SFAS 157 for measuring fair value is based on inputs used in estimating fair value. The three levels of the hierarchy are as follows:

Level 1 - Quoted prices for identical assets or liabilities in active markets (markets in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis).

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar assets or liabilities in inactive markets (markets in which there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers, or in which little information is released publicly); and valuations based on other significant inputs that are observable in active markets.

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable. The unobservable inputs may include management's own assumptions about the assumptions market participants would use based on the best information available in the circumstances.

AFG's Level 1 financial instruments consist primarily of publicly traded equity securities, highly liquid government bonds, certain mortgage-backed securities and separate account assets and liabilities for which quoted market prices in active markets are available. AFG's Level 2 financial instruments include primarily corporate and municipal fixed maturity securities and mortgage-backed securities priced by independent pricing services using observable inputs. Level 2 also includes securities priced using non-binding broker quotes which AFG has corroborated with observable market data. AFG's Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, readily available market information.

Assets and liabilities measured at fair value on March 31, 2008, are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Available for sale ("AFS")	$ 772	$13,750	$665	$15,187
Trading	-	339	10	349
Equity securities	624	171	46	841
Separate account assets (a)	619	-	-	619
Other investments	-	12	-	12
Other assets	57	69	4	130
Total assets accounted for at fair value	$2,072	$14,341	$725	$17,138

Liabilities:
Derivatives embedded in annuity
benefits accumulated	$ -	$ -	$146	$ 146

(a) Separate account liabilities equal the fair value for separate account assets.

Approximately 4% of the total assets measured at fair value were Level 3 assets measured using unobservable market inputs. Approximately 40% of these assets were mortgage-backed securities whose fair values were determined using primarily non-binding broker quotes; the balance was primarily private placement debt and equity securities whose fair values were determined internally using significant unobservable inputs, including the evaluation of underlying collateral and issuer creditworthiness, as well as certain Level 2 inputs such as comparable yields and multiples on similar publicly traded issues.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Changes in balances of Level 3 financial assets and liabilities during the first three months of 2008 are presented below (in millions):

	Fixed Maturities		Equity	Other	Embedded
	AFS	Trading	Secur.	Assets	Derivatives
Balance at January 1, 2008	$527	$11	$56	$5	$155
Total realized/unrealized gains (losses)
Included in net income	23	(1)	-	(1)	(16)
Included in other comprehensive
income (loss)	(2)	-	-	-	-
Purchases, issuances and settlements	117	-	(10)	-	7
Transfers in (out) of Level 3	-	-	-	-	-
Balance at March 31, 2008	$665	$10	$46	$4	$146

  Intangible Assets  Included in deferred policy acquisition costs in AFG's Balance Sheet are $240.5 million and $249.1 million at March 31, 2008, and December 31, 2007, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and supplemental insurance business. The PVFP amounts are net of $96.8 million and $88.1 million of accumulated amortization. Amortization of the PVFP was $8.7 million and $5.2 million during the first three months of 2008 and 2007, respectively. The increase in amortization for the first quarter of 2008 compared to the 2007 period reflects an increase in PVFP under purchase accounting for the September 2007 acquisition of the GAFRI common stock not previously owned by AFG.

Included in other assets in AFG's Balance Sheet at March 31, 2008, is $95.1 million in amortizable intangible assets (net of accumulated amortization of $19 million) related to property and casualty insurance acquisitions, primarily the 2008 acquisitions of Marketform and Strategic Comp. Amortization of these intangibles was $5.2 million and $1.4 million for the first three months of 2008 and 2007, respectively.
  Long-Term Debt  The carrying value of long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2008	2007
Direct obligations of AFG:
7-1/8% Senior Debentures due April 2009	$173.2	$173.2
Senior Convertible Notes due June 2033	189.7	189.7
7-1/8% Senior Debentures due February 2034	115.0	115.0
Borrowings under bank credit facility	170.0	95.0
Other	2.9	2.9
	650.8	575.8
Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112.5	112.5
7-1/4% Senior Debentures due January 2034	86.3	86.3
6-7/8% Senior Notes due June 2008	28.5	28.5
Borrowings under bank credit facility	-	21.0
Notes payable secured by real estate
due 2008 through 2016	67.4	67.5
American Premier Underwriters 10-7/8% Subordinated
Notes due May 2011	8.0	8.0
Other	2.2	2.3
	304.9	326.1
Payable to Subsidiary Trusts:
AAG Holding 7.35% Subordinated Debentures due May 2033	20.0	20.0
National Interstate Variable Rate Subordinated
Debentures due May 2033	15.0	15.0
	35.0	35.0

	$990.7	$936.9

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At March 31, 2008, scheduled principal payments on debt for the balance of 2008 and the subsequent five years were as follows: 2008 - $233.8 million; 2009 - $174.6 million; 2010 - $2.8 million; 2011 - $179.1 million; 2012 - $1.4 million; and 2013 - $1.5 million. AFG's Convertible Notes and the National Interstate Subordinated Debentures are included in scheduled principal payments at their 2008 call dates.

As shown below (in millions), the majority of AFG's long-term debt is unsecured obligations of the holding company and its subsidiaries:

	March 31,	December 31,
	2008	2007
Unsecured obligations	$923.3	$869.4
Obligations secured by real estate	67.4	67.5
	$990.7	$936.9

AFG has a revolving credit facility under which it can borrow up to $500 million through March 2011. Amounts borrowed bear interest at rates ranging from .5% to 1.25% (currently .75%) over LIBOR based on AFG's credit rating. At March 31, 2008, AFG had $170 million in borrowings outstanding under the credit facility (interest rate of 3.8% at March 31, 2008).

In April 2008, AFG called its Senior Convertible Notes for redemption on June 2, 2008 at a price of $371.53 per note (equal to the March 31, 2008 carrying value) plus accrued interest. Alternatively, holders may convert each $1,000 principal amount of the Notes into 17.2524 shares of AFG Common Stock. Based upon recent closing prices of AFG stock, the value received upon conversion will likely exceed $371.53 per note. Accordingly, AFG anticipates virtually all of the Notes will be presented for conversion. For each $1,000 principal amount of Notes converted, AFG will pay $371.53 in cash and issue shares for the amount in excess of $371.53. AFG intends to use borrowings under its bank credit facility to fund the cash payments to be made upon conversion and/or redemption of the Notes. Through March 31, 2008, AFG delivered cash in lieu of Common Stock upon conversion. Since AFG intends to pay a combination of cash and stock for Notes converted in connection with the 2008 redemption, shares issuable for amounts in excess of $371.53 per Note are included in AFG's calculation of diluted earnings per share for the first quarter of 2008.
  Shareholders' Equity  AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

  During the first quarter of 2008, AFG repurchased approximately one million shares of its Common Stock for $26.4 million. In April 2008, AFG repurchased 800,000 additional shares for approximately $21 million.

  Accumulated Other Comprehensive Income (Loss), Net of Tax  The components of accumulated other comprehensive income (loss) were as follows (in millions):

	March 31,	December 31,
	2008	2007
Net unrealized loss on securities	($88.9)	($18.4)
Foreign currency translation adjustment	24.7	27.9
Unrealized pension and other postretirement benefits	3.1	3.1
Total accumulated other comprehensive income (loss)	($61.1)	$12.6

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Stock Incentive Plans  Under AFG's Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2008, AFG issued 70,000 shares of Common Stock and granted stock options for 1.5 million shares of Common Stock (at a strike price of $27.20) under the Stock Incentive Plan.

  AFG uses the Black-Scholes option pricing model to calculate the "fair value" of its option grants. Expected volatility is based on historical volatility over a period equal to the expected term. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The fair value of options granted during 2008 was $7.92 per share based on the following assumptions: expected dividend yield - 1.8%; expected volatility - 28%; expected term - 7.5 years; risk-free rate - 3.2%.

  Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5.1 million for the first quarter of 2008 compared to $6.6 million for the 2007 quarter. Stock-based compensation expense for the first three months of 2008 and 2007 includes $2.0 million and $3.9 million, respectively, in non-deductible stock awards.

  Commitments and Contingencies  There have been no significant changes to the matters discussed and referred to in Note K - "Commitments and Contingencies" of AFG's 2007 Annual Report on Form 10-K.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

			AAG	All Other	Consol.
March 31, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Assets:
Cash and investments	$ 73.1	$ 5.3	$ -	$18,160.3	($ 1.7)	$18,237.0
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,638.7	-	3,638.7
Agents' balances and premiums receivable	-	-	-	655.7	-	655.7
Deferred policy acquisition costs	-	-	-	1,454.3	-	1,454.3
Other assets	17.2	19.5	3.2	1,887.8	88.9	2,016.6
Investment in subsidiaries and
affiliates	3,818.5	1,102.6	1,230.8	1,111.9	(7,263.8)	-
	$3,908.8	$1,127.4	$1,234.0	$26,908.7	($7,176.6)	$26,002.3

Liabilities and Capital:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 7,961.8	$ -	$ 7,961.8
Annuity, life, accident and health
benefits and reserves	-	-	-	11,632.2	(1.8)	11,630.4
Long-term debt	650.8	.7	319.4	91.6	(71.8)	990.7
Other liabilities	237.9	74.4	106.8	2,270.6	(290.4)	2,399.3
	888.7	75.1	426.2	21,956.2	(364.0)	22,982.2

Total shareholders' equity	3,020.1	1,052.3	807.8	4,952.5	(6,812.6)	3,020.1
	$3,908.8	$1,127.4	$1,234.0	$26,908.7	($7,176.6)	$26,002.3

December 31, 2007

Assets:
Cash and investments	$ 52.8	$ 4.6	$ -	$17,998.5	($ 1.8)	$18,054.1
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,664.1	-	3,664.1
Agents' balances and premiums receivable	-	-	-	560.6	-	560.6
Deferred policy acquisition costs	-	-	-	1,394.4	-	1,394.4
Other assets	14.0	18.4	6.5	2,003.4	92.0	2,134.3
Investment in subsidiaries and
affiliates	3,764.5	1,168.5	1,316.6	1,111.9	(7,361.5)	-
	$3,831.3	$1,191.5	$1,323.1	$26,732.9	($7,271.3)	$25,807.5

Liabilities and Capital:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 7,836.6	$ -	$ 7,836.6
Annuity, life, accident and health
benefits and reserves	-	-	-	11,582.1	(1.8)	11,580.3
Long-term debt	575.8	.8	340.4	91.7	(71.8)	936.9
Other liabilities	209.4	75.5	108.9	2,269.0	(255.2)	2,407.6
	785.2	76.3	449.3	21,779.4	(328.8)	22,761.4

Total shareholders' equity	3,046.1	1,115.2	873.8	4,953.5	(6,942.5)	3,046.1
	$3,831.3	$1,191.5	$1,323.1	$26,732.9	($7,271.3)	$25,807.5

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 635.0	$ -	$ 635.0
Life, accident and health premiums	-	-	-	108.7	-	108.7
Realized gains (losses)	(3.0)	-	-	(77.1)	(.2)	(80.3)
Investment and other income	(2.0)	3.5	-	361.5	(12.2)	350.8
Equity in earnings of subsidiaries	149.6	(22.4)	(13.2)	-	(114.0)	-
	144.6	(18.9)	(13.2)	1,028.1	(126.4)	1,014.2

Costs and Expenses:
Insurance benefits and expenses	-	-	-	745.3	-	745.3
Interest charges on borrowed money	18.0	-	8.5	4.5	(12.3)	18.7
Other expenses	5.7	3.7	1.2	119.1	(.4)	129.3
	23.7	3.7	9.7	868.9	(12.7)	893.3

Earnings before income taxes	120.9	(22.6)	(22.9)	159.2	(113.7)	120.9
Provision for income taxes	44.9	(8.0)	(8.4)	57.2	(40.8)	44.9

Net Earnings (Loss)	$ 76.0	($14.6)	($14.5)	$ 102.0	($ 72.9)	$ 76.0

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2007	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 639.8	$ -	$ 639.8
Life, accident and health premiums	-	-	-	106.6	-	106.6
Realized gains (losses)	.1	(.1)	-	4.7	-	4.7
Investment and other income	3.0	6.0	(3.4)	334.7	(11.8)	328.5
Equity in earnings of subsidiaries	214.3	24.4	34.9	11.7	(285.3)	-
	217.4	30.3	31.5	1,097.5	(297.1)	1,079.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	755.9	-	755.9
Interest charges on borrowed money	18.8	-	10.0	4.0	(14.7)	18.1
Other expenses	13.0	.6	1.0	100.8	4.6	120.0
	31.8	.6	11.0	860.7	(10.1)	894.0

Earnings before income taxes	185.6	29.7	20.5	236.8	(287.0)	185.6
Provision for income taxes	72.0	9.7	7.0	82.9	(99.6)	72.0

Net Earnings	$113.6	$20.0	$13.5	$ 153.9	($187.4)	$ 113.6

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings (loss)	$ 76.0	($14.6)	($14.5)	$ 102.0	($ 72.9)	$ 76.0
Adjustments:
Equity in net (earnings) loss
of subsidiaries	(95.4)	14.0	8.2	-	73.2	-
Dividends from subsidiaries	95.0	.3	10.0	-	(105.3)	-
Other adjustments, net	1.8	(4.4)	1.7	294.9	(.3)	293.7
Net cash provided by (used in)
operating activities	77.4	(4.7)	5.4	396.9	(105.3)	369.7

Investing Activities:
Purchase of investments, property and
equipment	(.1)	-	-	(1,912.1)	-	(1,912.2)
Purchase of subsidiaries	-	-	-	(111.8)	-	(111.8)
Capital contributions to subsidiaries	(95.0)	(15.6)	-	-	110.6	-
Maturities and redemptions of fixed
maturity investments	.1	-	-	603.8	-	603.9
Sale of investments, property and
equipment	-	-	-	1,157.7	-	1,157.7
Other, net	.1	-	-	91.6	-	91.7
Net cash provided by (used in)
investing activities	(94.9)	(15.6)	-	(170.8)	110.6	(170.7)

Financing Activities:
Annuity receipts	-	-	-	286.0	-	286.0
Annuity surrenders, benefits and
withdrawals	-	-	-	(351.8)	-	(351.8)
Net transfers from variable annuity assets	-	-	-	19.3	-	19.3
Additional long-term borrowings	270.0	-	-	-	-	270.0
Reductions of long-term debt	(195.1)	-	(21.0)	(.1)	-	(216.2)
Issuances of Common Stock	4.4	-	-	.2	-	4.6
Capital contribution from parent	-	21.0	15.6	74.0	(110.6)	-
Repurchases of Common Stock	(26.4)	-	-	-	-	(26.4)
Cash dividends paid	(12.4)	-	-	(105.3)	105.3	(12.4)
Other, net	-	-	-	(4.6)	-	(4.6)
Net cash provided by (used in)
financing activities	40.5	21.0	(5.4)	(82.3)	(5.3)	(31.5)

Net Increase (Decrease) in cash and
cash equivalents	23.0	.7	-	143.8	-	167.5
Cash and cash equivalents at beginning
of period	15.6	2.6	-	797.7	-	815.9

Cash and cash equivalents at end of period	$ 38.6	$ 3.3	$ -	$ 941.5	$ -	$ 983.4

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2007	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings	$113.6	$ 20.0	$ 13.5	$ 153.9	($187.4)	$ 113.6
Adjustments:
Equity in net earnings of subsidiaries	(133.6)	(16.1)	(22.9)	(11.7)	184.3	-
Dividends from subsidiaries	4.0	98.5	-	-	(102.5)	-
Other adjustments, net	2.9	4.6	(1.8)	57.4	3.2	66.3
Net cash provided by (used in)
operating activities	(13.1)	107.0	(11.2)	199.6	(102.4)	179.9

Investing Activities:
Purchase of investments, property and
equipment	(0.5)	-	-	(1,158.8)	20.3	(1,139.0)
Capital contributions to subsidiaries	(4.0)	(154.7)	-	-	158.7	-
Maturities and redemptions of fixed
maturity investments	2.4	32.2	-	345.3	(55.4)	324.5
Sale of investments, property and
equipment	17.8	17.3	-	377.8	(17.3)	395.6
Other, net	-	-	-	(49.5)	-	(49.5)
Net cash provided by (used in)
investing activities	15.7	(105.2)	-	(485.2)	106.3	(468.4)

Financing Activities:
Annuity receipts	-	-	-	378.8	-	378.8
Annuity surrenders, benefits and
withdrawals	-	-	-	(329.7)	-	(329.7)
Net transfers from variable annuity assets	-	-	-	8.9	-	8.9
Additional long-term borrowings	-	-	92.0	-	-	92.0
Reductions of long-term debt	(0.2)	-	(137.3)	(4.8)	52.3	(90.0)
Issuances of Common Stock	7.2	-	-	0.5	-	7.7
Capital contributions from parent	-	-	154.7	4.0	(158.7)	-
Repurchases of Common Stock	(13.4)	-	-	-	-	(13.4)
Cash dividends paid	(10.5)	-	(98.2)	(4.3)	102.5	(10.5)
Other, net	-	2.1	-	16.5	-	18.6
Net cash provided by (used in)
financing activities	(16.9)	2.1	11.2	69.9	(3.9)	62.4

Net increase (decrease) in cash and
cash equivalents	(14.3)	3.9	-	(215.7)	-	(226.1)
Cash and cash equivalents at beginning
of period	146.0	2.8	-	1,180.2	-	1,329.0

Cash and cash equivalents at end of period	$131.7	$ 6.7	$ -	$ 964.5	$ -	$1,102.9

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	21	Uncertainties	28
Overview	22	Results of Operations	28
Critical Accounting Policies	22	General	28
Liquidity and Capital Resources	23	Income Items	28
Sources of Funds	23	Expense Items	32
Investments	24	Recent Accounting Standards	33

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

At March 31, 2008, AFG (parent) had approximately $70 million in cash and securities and had borrowed $170 million under the bank line of credit.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses and in the sale of traditional fixed, indexed and variable annuities and a variety of supplemental insurance products.

AFG's net earnings for the first three months of 2008 were $76.0 million ($.64 per share, diluted) compared to $113.6 million ($.92 per share, diluted) reported in the same period of 2007, reflecting significantly improved results within the specialty property and casualty insurance operations offset by realized losses on securities and lower operating earnings in the annuity and supplemental insurance operations.

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

For a discussion of these policies, see Management's Discussion and Analysis - "Critical Accounting Policies" in AFG's 2007 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	March 31,	December 31,
	2008	2007	2006
Long-term debt	$ 991	$ 937	$ 921
Total capital (*)	4,225	4,108	4,160
Ratio of debt to total capital:
Including debt secured by real estate	23.5%	22.8%	22.1%
Excluding debt secured by real estate	22.2%	21.5%	20.9%

(*) Includes long-term debt, minority interest and
shareholders' equity (excluding unrealized gains (losses)
related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.99 for the three months ended March 31, 2008 and 2.40 for the entire year of 2007. Excluding annuity benefits, this ratio was 6.66 and 8.49, respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

AFG can borrow up to $500 million under its revolving credit facility, which expires in 2011. AFG had $170 million in borrowings outstanding under this agreement at March 31, 2008, bearing interest at a rate of 3.8%.

AFG intends to borrow under its revolving credit facility to fund payments upon conversion or redemption of its Senior Convertible Notes, which have been called for redemption in June 2008. Holders who choose to convert will be paid cash for the accreted value of the Notes (approximately $190 million) and stock for the conversion premium (amount to be based on the market price of AFG Common Stock).

During the first three months of 2008, AFG repurchased approximately one million shares of its common stock for $26.4 million. In April, AFG repurchased an additional 800,000 shares for approximately $21 million.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary's contribution to amounts due under AFG's consolidated tax return.

Subsidiary Liquidity GAFRI expects to use cash on hand to redeem its $28.5 million in 6-7/8% notes when they mature in June 2008. National Interstate intends to use borrowings under its credit facility to redeem its $15 million in subordinated debentures at the May 2008 call date.

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

Investments  AFG's investment portfolio at March 31, 2008, contained

$15.2 billion in "Fixed maturities" classified as available for sale and $841 million in "Equity securities," all carried at fair value with unrealized gains and losses included in a separate component of shareholders' equity on an after-tax basis. At March 31, 2008, AFG had a pretax net unrealized loss of $163.2 million on fixed maturities and a pretax net unrealized gain of $2.3 million on equity securities.

Approximately 94% of the fixed maturities held by AFG at March 31, 2008, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio should generate a stable and predictable investment return.

AFG's $5.3 billion investment in mortgage-backed securities ("MBSs") represented approximately one-third of its fixed maturities at March 31, 2008. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Approximately 98% of AFG's mortgage-backed securities are rated "AAA." At March 31, 2008, AFG owned $470 million (representing 3% of AFG's total fixed maturity portfolio) of mortgage-backed securities in which the underlying collateral is subprime mortgages. At that date, the net unrealized loss on these securities was approximately $35.8 million. The securities are collateralized by fixed-rate mortgages and have an overall average life of approximately 4 years. At March 31, 2008, AFG owned approximately $699 in Alt-A securities (risk profile between prime and subprime) with an average life of approximately 5 years, the vast majority of which are backed by fixed rate mortgages. AFG's portfolio of Alt-A securities increased by approximately $340 million during the first

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

quarter, as AFG made opportunistic purchases. The unrealized loss on Alt-A securities was $34.5 million at March 31, 2008. Based on current information, management does not believe that AFG's risk of loss on the subprime or Alt-A securities would be material to its financial condition.

At March 31, 2008, AFG owned approximately $1 billion in securities with credit enhancement provided by bond insurers, including $763 million of insured municipal bonds, $139 million in insured subprime securities (included in the $470 million in total subprime exposure discussed above) and $94 million in insured corporate bonds. Approximately 91% of the insured municipal bonds carry an explicit underlying rating (i.e. without credit enhancement) with an average of A+, and 53% of the corporate bonds carry an explicit underlying rating with an average of A-. None of the insured subprime securities carry an explicit underlying rating. Management does not believe the risk of loss on the securities without underlying credit ratings is material to AFG's financial condition.

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

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at March 31, 2008, is shown in the following table (dollars in millions). Approximately $658 million of available for sale "Fixed maturities" and $159 million of "Equity securities" had no unrealized gains or losses at March 31, 2008.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$7,766	$6,764
Amortized cost of securities	$7,520	$7,173
Gross unrealized gain (loss)	$ 246	($ 409)
Fair value as % of amortized cost	103%	94%
Number of security positions	1,756	982
Number individually exceeding
$2 million gain or loss	4	27
Concentration of gains (losses) by type or
industry (exceeding 5% of unrealized):
Mortgage-backed securities	$ 51.3	($198.8)
Banks, savings and credit institutions	26.6	(80.5)
Insurance companies	18.6	(7.9)
Gas and electric services	28.1	(7.5)
Direct obligations of the U.S. Government	20.0	-
States and municipalities	16.5	(5.5)
Percentage rated investment grade	98%	91%

Equity Securities
Fair value of securities	$ 272	$ 410
Cost of securities	$ 159	$ 521
Gross unrealized gain (loss)	$ 113	($ 111)
Fair value as % of cost	171%	79%
Number of security positions	65	150
Number of individually exceeding
$2 million gain or loss	5	15

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at March 31, 2008, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	5%	2%
After one year through five years	37	12
After five years through ten years	33	31
After ten years	4	5
	79	50
Mortgage-backed securities (average
life of six years)	21	50
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at March 31, 2008

Securities with unrealized gains:
Exceeding $500,000 (110 issues)	$1,639	$ 96	106%
Less than $500,000 (1,646 issues)	6,127	150	103
	$7,766	$246	103%

Securities with unrealized losses:
Exceeding $500,000 (243 issues)	$3,297	($313)	91%
Less than $500,000 (739 issues)	3,467	(96)	97
	$6,764	($409)	94%

The following table summarizes (dollars in millions) the unrealized loss for all fixed maturity securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Loss	Basis
Fixed Maturities with Unrealized
Losses at March 31, 2008

Investment grade with losses for:
One year or less (530 issues)	$4,127	($193)	96%
Greater than one year (277 issues)	1,993	(146)	93
	$6,120	($339)	95%

Non-investment grade with losses for:
One year or less (143 issues)	$ 491	($ 57)	90%
Greater than one year (32 issues)	153	(13)	92
	$ 644	($ 70)	90%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in AFG's 2007 Form 10-K.

Based on its analysis, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability and intent to hold the securities until they mature or recover in value. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG's ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in future periods. Management believes it is not likely that future impairment charges will have a significant effect on AFG's liquidity.

Uncertainties  Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management's Discussion and Analysis - "Uncertainties" in AFG's 2007 Form 10-K.

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

AFG reported operating earnings before income taxes of $126.0 million for the first quarter of 2008 compared to $194.1 million for the 2007 quarter. A $16.7 million improvement in specialty property and casualty underwriting results and $20.5 million increase in investment income were more than offset by realized losses on securities, largely attributable to other than temporary impairment charges of $109.1 million, and lower annuity and supplemental insurance earnings. The lower annuity and supplemental earnings were due primarily to (i) the impact of declines in interest rates and the stock market on the indexed annuity business and (ii) costs associated with certain new business initiatives.

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

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	Three months ended
	March 31,
	2008	2007
Gross Written Premiums (GAAP)
Property and transportation	$318	$323
Specialty casualty	339	361
Specialty financial	136	138
California workers' compensation	68	68
Other	(2)	(1)
	$859	$889

Net Written Premiums (GAAP)
Property and transportation	$247	$245
Specialty casualty	222	216
Specialty financial	111	115
California workers' compensation	63	65
Other	15	16
	$658	$657

Combined Ratios (GAAP)
Property and transportation	83.6%	83.1%
Specialty casualty	74.9	72.0
Specialty financial	86.0	96.7
California workers' compensation	80.3	78.5
Total Specialty	81.1	83.8
Aggregate (including discontinued lines)	80.8%	84.0%

The property and casualty group's net written premiums for the 2008 first quarter were slightly higher than the 2007 first quarter. Premium growth in the Property and transportation and Specialty casualty groups was partly offset by declines in the Specialty financial and California workers' compensation groups. Overall average renewal rates in the 2008 first quarter were down about 4% compared with the same prior year period. Excluding the rate decreases in the California workers' compensation business, average renewal rates in the other specialty operations were down about 3% compared to the 2007 first quarter.

The specialty insurance operations generated an underwriting profit of $120.1 million in the 2008 first quarter, $16.7 million higher than the same quarter a year earlier. The 2008 combined ratio was 81.1%, 2.7 points better than in the 2007 first quarter. These results continue to reflect the positive effect of rate adequacy and favorable reserve development. The 2008 results benefited from $65.2 million (10.3 points) of favorable reserve development compared to $53.9 million (8.4 points) in the 2007 first quarter.

Property and transportation gross and net written premiums for the 2008 first quarter were impacted by volume reductions in the trucking and property and inland marine operations related to the softer market conditions. Lower premium cessions in the crop business contributed to the slight increase in this group's net written premiums for the 2008 first quarter compared to the 2007 first quarter. These businesses reported an underwriting profit of $38.7 million, slightly above the profit reported in the 2007 first quarter. Higher income in the agricultural operations, largely due to favorable reserve development in the crop insurance operations, offset lower results within the trucking and property

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

and inland marine operations resulting from pricing pressure in those markets. This group's 2008 results include $19.3 million (8.2 points) of favorable reserve development compared to $19.6 million (8.6 points) in the first quarter of last year.

Specialty casualty gross written premiums were 6% below the same 2007 period resulting primarily from volume reductions in the excess and surplus lines, reflecting continuing competitive pressure in those commercial casualty markets and lower general liability coverages resulting from the softening in the homebuilders market. These decreases were partially offset by additional premium resulting from the Marketform acquisition. Net written premiums for the 2008 first quarter were 2% higher than in the 2007 first quarter as the Marketform premiums and the effect of the Strategic Comp acquisition more than offset the declines in the excess and surplus lines, which are heavily reinsured. This group generated an underwriting profit of $53.3 million in the 2008 first quarter, $5.7 million lower than the same quarter a year earlier. The combined ratio was 74.9%, 2.9 points higher than in the 2007 first quarter. These results included $31.5 million (14.9 points) of favorable reserve development compared to $41.5 million (19.7 points) for the year earlier. Nearly all of the business units in this group generated significant underwriting profits. The executive liability operations and targeted insurance programs reported improved results while the general liability operations were impacted by a lower level of favorable reserve development compared to the 2007 first quarter. The excess and surplus lines generated about the same level of underwriting profit as the year before on a lower level of premium.

Specialty financial gross and net written premiums for the 2008 first quarter were down 2% and 4%, respectively, from the same period in 2007. The decline in the gross written premiums was primarily attributable to the fidelity and crime and surety operations while higher premium cessions within certain of the lease and loan operations impacted this group's net written premiums. These businesses reported solid underwriting profitability in the first quarter of 2008. The group's combined ratio was 86.0%, an improvement of 10.7 points compared to the 2007 first quarter. The run-off automobile residual value insurance business generated an underwriting profit versus an underwriting loss the year earlier. The surety and fidelity and crime operations also reported higher underwriting profits and the trade credit and financial institutions operations continued to generate strong profitability.

California workers' compensation net written premiums for the 2008 quarter were 3% below the 2007 first quarter, reflecting the effect of lower workers' compensation rates in California partly offset by this group's expansion of its excess workers' compensation products. The California rate reductions averaged about 18% for the 2008 first quarter and are continuing evidence of the positive effects of the reform legislation in lowering workers' compensation costs for employers. This business reported strong profitability with a combined ratio of 80.3% in the 2008 quarter compared to 78.5% in the same period a year earlier. Underwriting margins continue to benefit from an improved claims environment resulting from workers' compensation reforms enacted in California. The 2008 results benefited from favorable prior year reserve development of $5.9 million (11.5 points) compared to $5.3 million (8.4 points) in the same 2007 period.

Due to the long-tail nature of this business, AFG has been conservative in reserving for the favorable effects of the reform legislation until a higher percentage of claims are paid and the ultimate impact of reforms can be estimated with more precision.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Statutory Annuity Premiums  The following table summarizes AFG's annuity sales (in millions):

	Three months ended
	March 31,
	2008	2007
403(b) Fixed and Indexed Annuities:
First Year	$ 12	$ 16
Renewal	40	35
Single Sum	25	28
Subtotal	77	79

Non-403(b) Indexed Annuities	140	213
Non-403(b) Fixed Annuities	47	64
Variable Annuities	23	23
Total Annuity Premiums	$287	$379

Non-403(b) annuity premiums were lower in the first quarter of 2008 compared to the same period in 2007 due primarily to volatile market conditions and our continued emphasis on receiving adequate returns.

Life, Accident and Health Premiums and Benefits  The following table summarizes AFG's life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	Three months ended
	March 31,
	2008	2007
Premiums
Supplemental insurance operations
First year	$ 20	$ 13
Renewal	81	85
Life operations (in run-off)	8	9
	$109	$107
Benefits
Supplemental insurance operations	$ 75	$ 73
Life operations (in run-off)	12	12
	$ 87	$ 85

Investment Income  The $20.5 million increase in investment income for the first quarter of 2008 compared to the same period in 2007 reflects higher yields on certain fixed maturity investments.

Realized Gains (Losses) on Securities  Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

Net realized gains (losses) on securities sold and charges for "other than temporary" impairment on securities were as follows (in millions):

	Three months ended
	March 31,
	2008	2007
Net realized gains (losses) on disposals	($ 6.8)	$13.8
Charges for impairment	(109.1)	(9.1)
Changes in the fair value of derivatives	29.3	-
Other(*)	6.3	-
	($ 80.3)	$ 4.7

(*) Adjustments to the amortization of annuity deferred policy acquisition costs included in realized gains.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Approximately $61 million of the other than temporary impairments in the first quarter of 2008 were attributable to equity investments, primarily in financial institutions including $24.4 million for National City Corporation. Charges of approximately $21 million on our mortgage-backed securities resulted primarily from the recent downgrade of Financial Guaranty Insurance Company, which provided credit guarantees for those securities.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, marinas, apartments and office buildings; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Earnings as shown below (in millions).

	Three months ended
	March 31,
	2008	2007
Other income	$16.6	$20.9
Other operating and general expenses	16.1	15.2
Interest charges on borrowed money	1.0	1.0
Minority interest expense (benefit)	.1	(.2)

Income from real estate operations includes net pretax gains on the sale of real estate assets of $.4 million in the first quarter of 2008 compared to $6.0 million for the 2007 quarter.

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

The $16.1 million increase in annuity benefits compared to the first quarter of 2007 is due primarily to the impact of declines in interest rates and the stock market on indexed annuities.

Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and life business deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired ("PVFP"). The $4.4 million decrease in annuity and supplemental insurance acquisition expenses in 2008 reflects current assumptions related to future investment income, mortality and other items.

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

Other Operating and General Expenses  Other operating and general expenses increased $12.7 million for the first three months of 2008 compared to the 2007 period reflecting $4.1 million in expenses of Marketform and a $3.8 million increase in amortization of intangible assets related to recent acquisitions. Other operating and general expenses for the 2007 quarter included $1.1 million in losses on retirement of debt.

Minority Interest  The decrease in minority interest expense compared to the first quarter of 2007 reflects the September 2007 acquisition of the GAFRI stock not previously owned by AFG.

Recent Accounting Standards

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which is effective January 1, 2009, for calendar year companies. Under SFAS No. 160, noncontrolling (minority) interest ($122.3 million at March 31, 2008) will be reported in AFG's Balance Sheet as a separate component of shareholders' equity; net earnings attributable to noncontrolling (minority) interests will be reported in AFG's Statement of Earnings as a deduction from net income (instead of as an expense) in deriving net income attributable to AFG. In addition, SFAS No. 160 requires that purchases and sales of equity interests in less than 100%-owned subsidiaries that do not result in a change of control be accounted for as equity transactions and, upon loss of control, requires any interest retained to be recorded at fair value with a gain or loss recognized in earnings.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which requires the recognition of assets acquired, liabilities assumed and any noncontrolling interests at fair value as of the acquisition date, and the immediate expense recognition of acquisition-related transaction and restructuring costs. SFAS No. 141(R) is to be applied prospectively to business combinations after January 1, 2009, except that adjustments to an acquired company's valuation allowance on deferred tax assets and tax contingency liability are to be recorded as a component of income tax expense for all business combinations, regardless of the consummation date.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," which is effective January 1, 2009, for calendar year companies. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of March 31, 2008, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2007 Form 10-K.

ITEM 4

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG's internal control over financial reporting during the first fiscal quarter of 2008 that materially affected, or are reasonably likely to materially affect, AFG's internal control over financial reporting. AFG acquired Marketform Group Limited and Strategic Comp Holdings, LLC effective January 1, 2008. These companies have been excluded from management's assessment of internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG's business processes and procedures during the first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities  AFG repurchased shares of its common stock during the first quarter of 2008 as follows:

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	Or Programs (a)

January	-	-	-	-

February	350,000	$27.19	350,000	2,712,100

March	653,000	$25.93	653,000	2,059,100

(a)	Represents the remaining shares that may be repurchased under the Plan authorized by AFG's Board of Directors in 2007.

ITEM 5

Other Information

As of April 28, 2008, American Premier Underwriters, Inc. (a wholly-owned subsidiary) paid a $46.9 million extraordinary dividend consisting of approximately 12% of its assets, to its immediate parent, APU Holding Company, and retained sufficient assets to enable it to meet its estimated liabilities.

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
American Financial Group, Inc.

May 8, 2008	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)