Form 10-Q
period 2008-06-30
AMERICAN FINANCIAL GROUP INC
filed 2008-08-08
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

As of August 1, 2008, there were 115,193,710 shares of the Registrant's Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

ITEM I - FINANCIAL STATEMENTS

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)

(Dollars In Millions)
	June 30,	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$ 843.1	$ 815.9
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $15,767.3 and $15,188.1)	15,295.7	15,140.7
Trading - at fair value	326.3	274.1
Equity securities - at fair value
(cost - $734.6 and $914.5)	732.7	923.3
Mortgage loans	348.9	358.8
Policy loans	277.2	273.2
Real estate and other investments	299.0	268.1
Total cash and investments	18,122.9	18,054.1
Recoverables from reinsurers and prepaid
reinsurance premiums	3,677.0	3,664.1
Agents' balances and premiums receivable	751.6	560.6
Deferred policy acquisition costs	1,460.9	1,394.4
Other receivables	324.8	475.4
Variable annuity assets (separate accounts)	601.5	692.5
Prepaid expenses and other assets	1,009.2	762.0
Goodwill	209.7	204.4

	$26,157.6	$25,807.5

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 6,221.7	$ 6,168.4
Unearned premiums	1,812.4	1,668.2
Annuity benefits accumulated	10,387.1	10,096.6
Life, accident and health reserves	1,531.5	1,483.7
Payable to reinsurers	354.3	363.8
Long-term debt	997.5	936.9
Variable annuity liabilities (separate accounts)	601.5	692.5
Accounts payable, accrued expenses and other
liabilities	1,254.2	1,251.4
Total liabilities	23,160.2	22,661.5

Minority interest	122.6	99.9

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 115,066,902 and 113,499,080 shares outstanding	115.1	113.5
Capital surplus	1,219.6	1,186.5
Retained earnings	1,811.2	1,733.5
Accumulated other comprehensive income (loss),
net of tax	(271.1)	12.6
Total shareholders' equity	2,874.8	3,046.1

	$26,157.6	$25,807.5

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (unaudited)

(In Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Income:
Property and casualty insurance premiums	$ 618.8	$ 633.5	$1,253.8	$1,273.3
Life, accident and health premiums	107.9	103.4	216.6	210.0
Investment income	270.9	249.0	537.2	494.8
Realized gains (losses) on securities	(63.1)	14.0	(143.4)	18.7
Other income	96.2	92.0	180.7	174.7
	1,030.7	1,091.9	2,044.9	2,171.5
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	343.1	354.8	634.0	681.7
Commissions and other underwriting
expenses	211.0	208.5	433.0	418.7
Annuity benefits	81.8	90.4	186.7	179.2
Life, accident and health benefits	85.3	85.4	172.7	170.9
Annuity and supplemental insurance
acquisition expenses	54.7	40.7	94.8	85.2
Interest charges on borrowed money	17.3	17.7	36.0	35.8
Other operating and general expenses	137.5	182.4	261.7	293.9
	930.7	979.9	1,818.9	1,865.4

Operating earnings before income taxes	100.0	112.0	226.0	306.1
Provision for income taxes	37.0	36.6	81.9	108.6

Net operating earnings	63.0	75.4	144.1	197.5

Minority interest expense	(2.7)	(10.1)	(7.8)	(18.6)

Earnings from continuing operations	60.3	65.3	136.3	178.9
Discontinued operations, net of tax	-	1.7	-	1.7

Net Earnings	$ 60.3	$ 67.0	$ 136.3	$ 180.6

Basic earnings per Common Share:
Continuing operations	$.53	$.55	$1.20	$1.50
Discontinued operations	-	.01	-	.01
Net earnings available to Common Shares	$.53	$.56	$1.20	$1.51

Diluted earnings per Common Share:
Continuing operations	$.52	$.53	$1.16	$1.46
Discontinued operations	-	.01	-	.01
Net earnings available to Common Shares	$.52	$.54	$1.16	$1.47

Average number of Common Shares:
Basic	113.3	119.6	113.4	119.5
Diluted	116.3	122.4	116.9	122.4

Cash dividends per Common Share	$.125	$.10	$.25	$.20

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(Dollars in Millions)

				Accumulated
		Common Stock		Other
	Common	and Capital	Retained	Comprehensive
	Shares	Surplus	Earnings	Income (Loss)	Total
Balance at December 31, 2007	113,499,080	$1,300.0	$1,733.5	$ 12.6	$3,046.1

Net earnings	-	-	136.3	-	136.3
Other comprehensive income, net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	(281.9)	(281.9)
Change in foreign currency translation	-	-	-	(1.9)	(1.9)
Change in unrealized pension and other
Postretirement benefits				.1	.1
Total comprehensive income (loss)					(147.4)

Dividends on Common Stock	-	-	(28.3)	-	(28.3)
Shares issued:
Redemption of convertible notes	2,364,640	24.4	-	-	24.4
Exercise of stock options	943,514	19.1	-	-	19.1
Other benefits plans	167,541	4.7	-	-	4.7
Dividend reinvestment plan	142,759	3.7	-	-	3.7
Other stock-based compensation expense	-	5.1	-	-	5.1
Shares acquired and retired	(1,803,000)	(20.7)	(26.7)	-	(47.4)
Shares tendered in option exercises	(247,632)	(2.8)	(3.6)	-	(6.4)
Capital transactions of subsidiaries	-	1.2	-	-	1.2

Balance at June 30, 2008	115,066,902	$1,334.7	$1,811.2	($271.1)	$2,874.8

Balance at December 31, 2006	119,303,928	$1,339.8	$1,533.6	$ 55.5	$2,928.9

Cumulative effect of accounting change	-	-	(14.9)	-	(14.9)

Net earnings	-	-	180.6	-	180.6
Other comprehensive income, net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	(112.7)	(112.7)
Change in foreign currency translation	-	-	-	12.7	12.7
Change in unrealized pension and other
Postretirement benefits	-	-	-	2.8	2.8
Total comprehensive income					83.4

Dividends on Common Stock	-	-	(23.9)	-	(23.9)
Shares issued:
Exercise of stock options	590,784	13.9	-	-	13.9
Other benefit plans	173,910	6.0	-	-	6.0
Dividend reinvestment plan	80,224	2.7	-	-	2.7
Other stock-based compensation expense	-	5.1	-	-	5.1
Shares acquired and retired	(855,939)	(9.6)	(19.1)	-	(28.7)
Shares tendered in option exercises	(26,498)	(.3)	(.6)	-	(.9)
Capital transactions of subsidiaries	-	(1.5)	-	-	(1.5)

Balance at June 30, 2007	119,266,409	$1,356.1	$1,655.7	($ 41.7)	$2,970.1

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In Millions)
	Six months ended
	June 30,
	2008	2007
Operating Activities:
Net earnings	$ 136.3	$ 180.6
Adjustments:
Minority interest	7.8	18.9
Depreciation and amortization	124.9	95.2
Annuity benefits	186.7	179.2
Realized (gains) losses on investing activities	137.6	(35.1)
Net purchases/sales of trading securities	27.5	(41.0)
Deferred annuity and life policy acquisition costs	(95.6)	(103.2)
Decrease (increase) in reinsurance and other receivables	56.6	(19.7)
Increase in other assets	(43.8)	(195.6)
Increase in insurance claims and reserves	78.1	209.2
Decrease in payable to reinsurers	(11.1)	(12.0)
Decrease in other liabilities	(59.5)	(15.6)
Other, net	9.7	11.0
Net cash provided by operating activities	555.2	271.9

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(3,722.6)	(1,946.4)
Equity securities	(116.6)	(224.4)
Subsidiaries	(112.2)	(1.7)
Real estate, property and equipment	(25.0)	(13.8)
Maturities and redemptions of fixed maturity investments	1,253.9	667.3
Sales of:
Fixed maturity investments	1,876.6	433.4
Equity securities	155.3	97.6
Real estate, property and equipment	6.5	22.9
Decrease in securities lending collateral	26.0	5.2
Cash and cash equivalents of businesses acquired	44.3	-
Increase in other investments	(14.3)	(54.8)
Net cash used in investing activities	(628.1)	(1,014.7)

Financing Activities:
Annuity receipts	789.6	817.4
Annuity surrenders, benefits and withdrawals	(693.9)	(691.7)
Net transfers from variable annuity assets	27.7	31.9
Additional long-term borrowings	530.0	92.0
Reductions of long-term debt	(469.5)	(117.3)
Decrease in securities lending obligation	(26.0)	(5.2)
Issuances of Common Stock	14.3	13.3
Repurchases of Common Stock	(47.4)	(28.7)
Cash dividends paid on Common Stock	(24.6)	(21.2)
Other, net	(.1)	2.8
Net cash provided by financing activities	100.1	93.3

Net Increase (Decrease) in Cash and Cash Equivalents	27.2	(649.5)

Cash and cash equivalents at beginning of period	815.9	1,329.0

Cash and cash equivalents at end of period	$ 843.1	$ 679.5

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

  Fair Value Measurements  Effective January 1, 2008, AFG adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standard establishes a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability ("inputs") are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG's assumptions about the assumptions market participants would use in pricing the asset or liability. In 2008, the FASB delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Adoption of SFAS 157 did not have a significant impact on AFG's financial condition or results of operations.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  Certain AFG subsidiaries loan fixed maturity and equity securities to other institutions for short periods of time. The borrower is required to provide collateral on which AFG earns investment income, net of a fee to the lending agent. AFG records the collateral held (included in other assets) in its Balance Sheet at fair value. The obligation to return the collateral is included in other liabilities. The securities loaned remain a recorded asset on AFG's Balance Sheet. The fair value of collateral held was approximately $108 million at June 30, 2008, and $139 million at December 31, 2007. The fair value of securities loaned plus accrued interest was approximately $113 million and $139 million at those dates.

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

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Adjustments to net earnings:
Dilution of majority-owned subsidiaries	-	($.4)	($.1)	($.9)
Assumed issuance of shares under
deferred compensation plan	-	-	(.2)	(.1)

Adjustments to weighted average
common shares:
Stock-based compensation plans	1.7	2.8	1.9	2.9
Convertible notes	1.3	-	1.6	-

  AFG's weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: second quarter of 2008 and 2007 - 4.4 million and 1.3 million; six months of 2008 and 2007 - 4.1 million and .9 million, respectively.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Acquisitions of Subsidiaries

Marketform Group  In January 2008, AFG paid $75 million in cash (including transaction costs) to acquire approximately 67% of Marketform Group Limited, an agency that focuses on medical malpractice and other specialty property and casualty insurance products outside of the United States using a Lloyd's platform. As part of the acquisition, AFG also provided a $46 million letter of credit and became a corporate member in Lloyd's Syndicate 2468, which is managed by Marketform. Approximately $36 million of the acquisition cost was recorded as an intangible asset for the present value of future profits from the acquired business, which will be amortized over the estimated retention period of seven years. This business generated $53 million in net written premiums for the first six months of 2008.

Strategic Comp Holdings  AFG acquired Strategic Comp Holdings, LLC in January 2008 for $37 million in cash. Additional contingent consideration could be due after seven years based on achieving certain operating milestones. Strategic Comp, headquartered in Louisiana, is a provider of workers' compensation programs for mid-size to large commercial accounts. The entire purchase price was recorded as intangible renewal rights and will be amortized over the estimated retention period of seven years. This acquisition resulted in a $7 million increase in net written premiums and generated fee income of $.6 million for the first six months of 2008.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables (in millions) show AFG's revenues and operating earnings before income taxes by significant business segment and sub-segment.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 222.2	$ 238.8	$ 458.3	$ 467.4
Specialty casualty	200.4	212.2	412.2	423.4
Specialty financial	126.6	112.4	246.2	226.8
California workers' compensation	52.3	58.7	103.7	121.5
Other	17.3	11.3	33.2	33.9
Other lines	-	.1	.2	.3
	618.8	633.5	1,253.8	1,273.3
Investment income	98.2	86.8	198.2	170.7
Realized gains (losses)	(41.9)	7.0	(75.4)	9.7
Other	55.9	48.9	107.9	99.3
	731.0	776.2	1,484.5	1,553.0
Annuity and supplemental insurance:
Investment income	172.6	159.5	340.7	318.3
Life, accident and health premiums	107.9	103.4	216.6	210.0
Realized gains (losses)	(21.0)	8.1	(64.8)	10.0
Other	31.5	31.8	60.6	58.9
	291.0	302.8	553.1	597.2
Other	8.7	12.9	7.3	21.3
	$1,030.7	$1,091.9	$2,044.9	$2,171.5

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 12.9	$ 26.1	$ 51.6	$ 64.7
Specialty casualty	43.2	67.3	96.5	126.3
Specialty financial	5.0	10.6	21.7	14.3
California workers' compensation	13.0	11.6	23.2	25.1
Other (a)	1.4	(1.0)	2.6	(12.4)
Other lines (b)	(10.8)	(44.4)	(8.8)	(45.1)
	64.7	70.2	186.8	172.9
Investment and other operating income	81.5	65.2	169.1	147.1
Realized gains (losses)	(41.9)	7.0	(75.4)	9.7
	104.3	142.4	280.5	329.7
Annuity and supplemental insurance:
Operations (c)	44.6	34.2	71.1	69.1
Realized gains (losses)	(21.0)	8.1	(64.8)	10.0
Other (c)(d)	(27.9)	(72.7)	(60.8)	(102.7)
	$ 100.0	$ 112.0	$ 226.0	$ 306.1

(a) Includes a benefit of $6.0 million in the first six months of 2008 and a charge of $14.2 million in the 2007 first quarter to adjust retroactive reinsurance gains.
(b) Includes a second quarter 2008 charge of $12.0 million and a second quarter 2007 charge of $44.2 million to increase asbestos and environmental reserves.

(c)  GAFRI's $2.0 million second quarter 2007 environmental liabilities charge and holding company interest and debt expense of $5.3 million for the 2007 second quarter and $11.0 million for the first six months of 2007 were reclassified from
     "Annuity and supplemental insurance" to "Other" to be consistent with the current year presentation.

(d) Includes second quarter charges of $3.0 million in 2008 and $43.0 million in 2007 related to asbestos and environmental liabilities at former railroad and manufacturing operations.

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

AFG's Level 1 financial instruments consist primarily of publicly traded equity securities, highly liquid government bonds and separate account assets and liabilities for which quoted market prices in active markets are available. AFG's Level 2 financial instruments include primarily corporate and municipal fixed maturity securities and mortgage-backed securities priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities. AFG's Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, readily available market information. AFG's management is responsible for the valuation process and uses data from outside sources in establishing fair value. This data is reviewed by internal investment professionals who determine appropriate fair value measurements.

Assets and liabilities measured at fair value on June 30, 2008, are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Available for sale ("AFS")	$ 341	$14,273	$682	$15,296
Trading	-	316	10	326
Equity securities	499	174	60	733
Separate account assets (a)	602	-	-	602
Other investments	-	12	-	12
Other assets	42	63	3	108
Total assets accounted for at fair value	$1,484	$14,838	$755	$17,077

Liabilities:
Derivatives embedded in annuity
benefits accumulated	$ -	$ -	$124	$ 124

(a) Separate account liabilities equal the fair value for separate account assets.

Approximately 4% of the total assets measured at fair value were Level 3 assets measured using unobservable market inputs. Approximately 40% of these assets were mortgage-backed securities whose fair values were determined primarily using non-binding broker quotes; the balance was primarily private placement debt and equity securities whose fair values were determined internally using

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

significant unobservable inputs, including the evaluation of underlying collateral and issuer creditworthiness, as well as certain Level 2 inputs such as comparable yields and multiples on similar publicly traded issues.

Changes in balances of Level 3 financial assets and liabilities during the second quarter and first six months of 2008 are presented below (in millions). Transfers into (out of) Level 3 are due to a change in the availability of market observable inputs for individual securities.

	Fixed Maturities		Equity	Other	Embedded
	AFS	Trading	Securities	Assets	Derivatives
Balance at April 1, 2008	$665	$10	$46	$4	$146
Total realized/unrealized gains (losses):
Included in net income	(5)	1	-	-	(29)
Included in other comprehensive
income (loss)	(17)	-	-	-	-
Purchases, sales, issuances and settlements	3	(1)	-	(1)	7
Transfers into (out of) Level 3	36	-	14	-	-
Balance at June 30, 2008	$682	$10	$60	$3	$124

	Fixed Maturities		Equity	Other	Embedded
	AFS	Trading	Securities	Assets	Derivatives
Balance at January 1, 2008	$527	$11	$56	$5	$155
Total realized/unrealized gains (losses):
Included in net income	18	-	-	(1)	(45)
Included in other comprehensive
income (loss)	(19)	-	-	-	-
Purchases, sales, issuances and settlements	120	(1)	(10)	(1)	14
Transfers into (out of) Level 3	36	-	14	-	-
Balance at June 30, 2008	$682	$10	$60	$3	$124

  Intangible Assets  Included in deferred policy acquisition costs in AFG's Balance Sheet are $233.2 million and $249.1 million at June 30, 2008, and December 31, 2007, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and supplemental insurance business. The PVFP amounts are net of $104.4 million and $88.1 million of accumulated amortization. Amortization of the PVFP was $7.6 million in the second quarter and $16.3 million during the first six months of 2008 and $2.4 million in the second quarter and $7.6 million in the first six months of 2007, respectively. The increase in amortization for the 2008 periods compared to the 2007 periods reflects an increase in PVFP under purchase accounting for the September 2007 acquisition of the GAFRI common stock not previously owned by AFG.

Included in other assets in AFG's Balance Sheet at June 30, 2008, is $88.5 million in amortizable intangible assets (net of accumulated amortization of $26.0 million) related to property and casualty insurance acquisitions, primarily the 2008 acquisitions of Marketform and Strategic Comp. Amortization of these intangibles was $6.9 million in the second quarter and $12.1 million during the first six months of 2008 compared to $1.4 million in the second quarter and $2.8 million in the first six months of 2007.
  Long-Term Debt  The carrying value of long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2008	2007
Direct obligations of AFG:
7-1/8% Senior Debentures due April 2009	$173.3	$173.2
7-1/8% Senior Debentures due February 2034	115.0	115.0
Senior Convertible Notes	-	189.7
Borrowings under bank credit facility	395.0	95.0
Other	2.9	2.9
	686.2	575.8

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	June 30,	December 31,
	2008	2007
Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112.5	112.5
7-1/4% Senior Debentures due January 2034	86.3	86.3
6-7/8% Senior Notes	-	28.5
Borrowings under bank credit facility	-	21.0
Notes payable secured by real estate
due 2008 through 2016	67.3	67.5
National Interstate bank credit facility	15.0	-
American Premier Underwriters 10-7/8% Subordinated
Notes due May 2011	8.0	8.0
Other	2.2	2.3
	291.3	326.1
Payable to Subsidiary Trusts:
AAG Holding 7.35% Subordinated Debentures due May 2033	20.0	20.0
National Interstate Subordinated Debentures	-	15.0
	20.0	35.0

	$997.5	$936.9

At June 30, 2008, scheduled principal payments on debt for the balance of 2008 and the subsequent five years were as follows: 2008 - $.5 million; 2009 - $174.6 million; 2010 - $2.8 million; 2011 - $404.1 million; 2012 - $16.4 million; and 2013 - $1.5 million.

As shown below (in millions), the majority of AFG's long-term debt is unsecured obligations of the holding company and its subsidiaries:

	June 30,	December 31,
	2008	2007
Unsecured obligations	$930.2	$869.4
Obligations secured by real estate	67.3	67.5
	$997.5	$936.9

AFG has a revolving credit facility under which it can borrow up to $500 million through March 2011. Amounts borrowed bear interest at rates ranging from .5% to 1.25% (currently .75%) over LIBOR based on AFG's credit rating. At June 30, 2008, AFG had $395 million in borrowings outstanding under the credit facility (interest rate of 3.4% at June 30, 2008).

In July 2008, AFG entered into a 364 day revolving credit facility under which it can borrow up to $120 million at an interest rate of 2.25% over LIBOR. No amounts have been borrowed under this credit facility.

In the second quarter of 2008, AFG paid $189.7 million in cash and issued 2.4 million shares of Common Stock to redeem its Senior Convertible Notes. AFG paid cash in lieu of Common Stock for all conversions of the Notes prior to the redemption. Since AFG had previously expressed its intent to use cash for the accreted value of the Notes and the option to use stock for the conversion premium, shares issuable for amounts in excess of the accreted value of the Notes are included in AFG's calculation of diluted earnings per share for the first six months of 2008.

In May 2008, National Interstate borrowed $15 million under its credit facility to redeem its $15 million in outstanding variable rate Subordinated Debentures due May 2033. In June 2008, GAFRI paid $28.5 million to redeem its outstanding
6-7/8% Senior Notes at maturity.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Shareholders' Equity  AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

  In the first six months of 2008, AFG repurchased approximately 1.8 million shares of its Common Stock for $47.4 million. In the second quarter of 2008, AFG issued 2.4 million shares of Common Stock in connection with the redemption of its Senior Convertible Notes.

  Accumulated Other Comprehensive Income (Loss), Net of Tax  The components of accumulated other comprehensive income (loss) were as follows (in millions):

	June 30,	December 31,
	2008	2007
Net unrealized loss on securities	($300.3)	($18.4)
Foreign currency translation adjustment	26.0	27.9
Unrealized pension and other postretirement benefits	3.2	3.1
Total accumulated other comprehensive income (loss)	($271.1)	$12.6

  Stock Incentive Plans  Under AFG's Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first quarter of 2008, AFG issued 70,000 shares of Common Stock and granted stock options for 1.5 million shares of Common Stock (at a strike price of $27.20) under the Stock Incentive Plan.

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

  Total compensation expense related to stock incentive plans of AFG and its subsidiaries was as follows: second quarter of 2008 and 2007 - $3.4 million and $4.1 million, respectively; six months of 2008 and 2007 - $8.5 million and $10.7 million, respectively. Stock-based compensation expense for the first six months of 2008 and 2007 includes $2.0 million and $3.9 million, respectively, in first quarter non-deductible stock awards.

  Commitments and Contingencies  Establishing insurance reserves related to environmental exposures, asbestos and other mass tort claims is subject to uncertainties that are significantly greater than those presented by other types of claims. In addition, accruals (included in other liabilities) have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier's predecessor, Penn Central Transportation Company, and its subsidiaries, prior to its bankruptcy reorganization in 1978 and certain manufacturing operations disposed of by American Premier and GAFRI. Except as discussed in Management's Discussion and Analysis - "Asbestos and Environmental Reserve Charges," there have been no significant changes to the matters discussed and referred to in Note K - "Commitments and Contingencies" of AFG's 2007 Annual Report on Form 10-K.

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

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

			AAG	All Other	Consol.
June 30, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Assets:
Cash and investments	$ 63.0	$ 11.6	$ -	$18,049.9	($ 1.6)	$18,122.9
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,677.0	-	3,677.0
Agents' balances and premiums receivable	-	-	-	751.6	-	751.6
Deferred policy acquisition costs	-	-	-	1,460.9	-	1,460.9
Other assets	11.3	18.5	6.4	1,960.7	148.3	2,145.2
Investment in subsidiaries and
affiliates	3,641.7	1,016.6	1,093.3	723.5	(6,475.1)	-
	$3,716.0	$1,046.7	$1,099.7	$26,623.6	($6,328.4)	$26,157.6

Liabilities and Capital:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 8,034.1	$ -	$ 8,034.1
Annuity, life, accident and health
benefits and reserves	-	-	-	11,920.3	(1.7)	11,918.6
Long-term debt	686.2	.7	219.4	91.6	(.4)	997.5
Other liabilities	155.0	74.6	108.1	2,153.2	(158.3)	2,332.6
	841.2	75.3	327.5	22,199.2	(160.4)	23,282.8

Total shareholders' equity	2,874.8	971.4	772.2	4,424.4	(6,168.0)	2,874.8
	$3,716.0	$1,046.7	$1,099.7	$26,623.6	($6,328.4)	$26,157.6

December 31, 2007

Assets:
Cash and investments	$ 52.8	$ 4.6	$ -	$17,998.5	($ 1.8)	$18,054.1
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,664.1	-	3,664.1
Agents' balances and premiums receivable	-	-	-	560.6	-	560.6
Deferred policy acquisition costs	-	-	-	1,394.4	-	1,394.4
Other assets	14.0	18.4	6.5	2,003.4	92.0	2,134.3
Investment in subsidiaries and
affiliates	3,764.5	1,168.5	1,316.6	1,111.9	(7,361.5)	-
	$3,831.3	$1,191.5	$1,323.1	$26,732.9	($7,271.3)	$25,807.5

Liabilities and Capital:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 7,836.6	$ -	$ 7,836.6
Annuity, life, accident and health
benefits and reserves	-	-	-	11,582.1	(1.8)	11,580.3
Long-term debt	575.8	.8	340.4	91.7	(71.8)	936.9
Other liabilities	209.4	75.5	108.9	2,269.0	(255.2)	2,407.6
	785.2	76.3	449.3	21,779.4	(328.8)	22,761.4

Total shareholders' equity	3,046.1	1,115.2	873.8	4,953.5	(6,942.5)	3,046.1
	$3,831.3	$1,191.5	$1,323.1	$26,732.9	($7,271.3)	$25,807.5

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 618.8	$ -	$ 618.8
Life, accident and health premiums	-	-	-	107.9	-	107.9
Realized gains (losses)	(.2)	-	-	(63.0)	.1	(63.1)
Investment and other income	.1	3.3	-	371.7	(8.0)	367.1
Equity in earnings of subsidiaries	122.1	18.8	23.5	-	(164.4)	-
	122.0	22.1	23.5	1,035.4	(172.3)	1,030.7

Costs and Expenses:
Insurance benefits and expenses	-	-	-	775.9	-	775.9
Interest charges on borrowed money	14.8	.1	7.3	3.4	(8.3)	17.3
Other expenses	9.9	6.7	1.4	122.7	(.5)	140.2
	24.7	6.8	8.7	902.0	(8.8)	933.4

Earnings before income taxes	97.3	15.3	14.8	133.4	(163.5)	97.3
Provision for income taxes	37.0	5.9	5.3	50.1	(61.3)	37.0

Net Earnings	$ 60.3	$ 9.4	$ 9.5	$ 83.3	($102.2)	$ 60.3

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2007	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 633.5	$ -	$ 633.5
Life, accident and health premiums	-	-	-	103.4	-	103.4
Realized gains (losses)	(1.2)	-	-	12.5	2.7	14.0
Investment and other income	2.4	4.1	-	350.4	(15.9)	341.0
Equity in earnings of subsidiaries	130.8	36.7	45.8	15.1	(228.4)	-
	132.0	40.8	45.8	1,114.9	(241.6)	1,091.9

Costs and Expenses:
Insurance benefits and expenses	-	-	-	779.8	-	779.8
Interest charges on borrowed money	18.9	.1	8.8	3.9	(14.0)	17.7
Other expenses	11.2	6.0	.8	172.0	2.5	192.5
	30.1	6.1	9.6	955.7	(11.5)	990.0

Earnings before income taxes	101.9	34.7	36.2	159.2	(230.1)	101.9
Provision for income taxes	36.6	11.8	12.3	47.5	(71.6)	36.6

Earnings from continuing operations	65.3	22.9	23.9	111.7	(158.5)	65.3
Discontinued operations	1.7	1.9	-	1.9	(3.8)	1.7

Net Earnings	$ 67.0	$24.8	$23.9	$ 113.6	($162.3)	$ 67.0

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE SIX MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$1,253.8	$ -	$1,253.8
Life, accident and health premiums	-	-	-	216.6	-	216.6
Realized gains (losses)	(3.2)	-	-	(140.1)	(.1)	(143.4)
Investment and other income	(1.9)	6.8	-	733.2	(20.2)	717.9
Equity in earnings of subsidiaries	271.7	(3.6)	10.3	-	(278.4)	-
	266.6	3.2	10.3	2,063.5	(298.7)	2,044.9

Costs and Expenses:
Insurance benefits and expenses	-	-	-	1,521.2	-	1,521.2
Interest charges on borrowed money	32.8	.1	15.8	7.9	(20.6)	36.0
Other expenses	15.6	10.4	2.6	241.8	(.9)	269.5
	48.4	10.5	18.4	1,770.9	(21.5)	1,826.7

Earnings (loss) before income taxes	218.2	(7.3)	(8.1)	292.6	(277.2)	218.2
Provision (credit) for income taxes	81.9	(2.1)	(3.1)	107.3	(102.1)	81.9

Net Earnings (Loss)	$136.3	($ 5.2)	($ 5.0)	$ 185.3	($175.1)	$ 136.3

FOR THE SIX MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2007	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$1,273.3	$ -	$1,273.3
Life, accident and health premiums	-	-	-	210.0	-	210.0
Realized gains (losses)	(1.1)	(.1)	-	17.2	2.7	18.7
Investment and other income	5.4	10.1	(3.4)	685.1	(27.7)	669.5
Equity in earnings of subsidiaries	345.1	61.1	80.7	26.8	(513.7)	-
	349.4	71.1	77.3	2,212.4	(538.7)	2,171.5

Costs and Expenses:
Insurance benefits and expenses	-	-	-	1,535.7	-	1,535.7
Interest charges on borrowed money	37.7	.1	18.8	7.9	(28.7)	35.8
Other expenses	24.2	6.6	1.8	272.8	7.1	312.5
	61.9	6.7	20.6	1,816.4	(21.6)	1,884.0

Earnings before income taxes	287.5	64.4	56.7	396.0	(517.1)	287.5
Provision for income taxes	108.6	21.5	19.3	130.4	(171.2)	108.6

Earnings from continuing operations	178.9	42.9	37.4	265.6	(345.9)	178.9
Discontinued operations	1.7	1.9	-	1.9	(3.8)	1.7

Net Earnings	$180.6	$44.8	$37.4	$ 267.5	($349.7)	$ 180.6

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE SIX MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings (loss)	$136.3	($ 5.2)	($ 5.0)	$ 185.3	($175.1)	$ 136.3
Adjustments:
Equity in net (earnings) loss
of subsidiaries	(170.8)	2.0	(7.2)	-	176.0	-
Dividends from subsidiaries	143.0	.3	72.5	-	(215.8)	-
Other adjustments, net	11.4	(5.6)	1.9	412.1	(.9)	418.9
Net cash provided by (used in)
operating activities	119.9	(8.5)	62.2	597.4	(215.8)	555.2

Investing Activities:
Purchase of investments, property and
equipment	(3.6)	(43.8)	-	(3,816.8)	-	(3,864.2)
Purchase of subsidiaries	-	-	-	(112.2)	-	(112.2)
Capital contributions to subsidiaries	(158.2)	(67.3)	(60.0)	-	285.5	-
Maturities and redemptions of fixed
maturity investments	.1	5.8	-	1,268.0	(20.0)	1,253.9
Sale of investments, property and
equipment	3.8	37.9	-	1,996.7	-	2,038.4
Other, net	.4	(1.8)	-	57.4	-	56.0
Net cash provided by (used in)
investing activities	(157.5)	(69.2)	(60.0)	(606.9)	265.5	(628.1)

Financing Activities:
Annuity receipts	-	-	-	789.6	-	789.6
Annuity surrenders, benefits and
withdrawals	-	-	-	(693.9)	-	(693.9)
Net transfers from variable annuity assets	-	-	-	27.7	-	27.7
Additional long-term borrowings	515.0	-	-	15.0	-	530.0
Reductions of long-term debt	(404.8)	(.1)	(69.5)	(15.1)	20.0	(469.5)
Issuances of Common Stock	13.5	-	-	.8	-	14.3
Capital contribution from parent	-	83.0	67.3	135.2	(285.5)	-
Repurchases of Common Stock	(47.4)	-	-	-	-	(47.4)
Cash dividends paid	(24.6)	-	-	(215.8)	215.8	(24.6)
Other, net	-	-	-	(26.1)	-	(26.1)
Net cash provided by (used in)
financing activities	51.7	82.9	(2.2)	17.4	(49.7)	100.1

Net increase in cash and cash equivalents	14.1	5.2	-	7.9	-	27.2
Cash and cash equivalents at beginning
of period	15.6	2.6	-	797.7	-	815.9

Cash and cash equivalents at end of period	$ 29.7	$ 7.8	$ -	$ 805.6	$ -	$ 843.1

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE SIX MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2007	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings	$180.6	$ 44.8	$ 37.4	$ 267.5	($349.7)	$ 180.6
Adjustments:
Equity in net earnings of subsidiaries	(221.9)	(42.3)	(53.0)	(26.8)	344.0	-
Dividends from subsidiaries	4.0	137.3	30.0	-	(171.3)	-
Other adjustments, net	(9.0)	(1.8)	(.6)	96.9	5.8	91.3
Net cash provided by (used in)
operating activities	(46.3)	138.0	13.8	337.6	(171.2)	271.9

Investing Activities:
Purchase of investments, property and
equipment	(.6)	-	-	(2,204.3)	20.3	(2,184.6)
Purchase of subsidiaries	-	-	-	(1.7)	-	(1.7)
Capital contributions to subsidiaries	(4.0)	(185.4)	-	-	189.4	-
Maturities and redemptions of fixed
maturity investments	4.1	32.2	-	686.4	(55.4)	667.3
Sale of investments, property and
equipment	21.8	17.3	-	532.1	(17.3)	553.9
Other, net	-	-	-	(49.6)	-	(49.6)
Net cash provided by (used in)
investing activities	21.3	(135.9)	-	(1,037.1)	137.0	(1,014.7)

Financing Activities:
Annuity receipts	-	-	-	817.4	-	817.4
Annuity surrenders, benefits and
withdrawals	-	-	-	(691.7)	-	(691.7)
Net transfers from variable annuity assets	-	-	-	31.9	-	31.9
Additional long-term borrowings	-	-	92.0	-	-	92.0
Reductions of long-term debt	(10.4)	(.1)	(154.2)	(4.9)	52.3	(117.3)
Issuances of Common Stock	12.4	-	-	.9	-	13.3
Capital contributions from parent	-	-	185.4	4.0	(189.4)	-
Repurchases of Common Stock	(28.7)	-	-	-	-	(28.7)
Cash dividends paid	(21.2)	-	(137.0)	(34.3)	171.3	(21.2)
Other, net	-	3.4	-	(5.8)	-	(2.4)
Net cash provided by (used in)
financing activities	(47.9)	3.3	(13.8)	117.5	34.2	93.3

Net increase (decrease) in cash and
cash equivalents	(72.9)	5.4	-	(582.0)	-	(649.5)
Cash and cash equivalents at beginning
of period	146.0	2.8	-	1,180.2	-	1,329.0

Cash and cash equivalents at end of period	$ 73.1	$ 8.2	$ -	$ 598.2	$ -	$ 679.5

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	22	Uncertainties	29
Overview	23	Results of Operations	29
Critical Accounting Policies	23	General	29
Liquidity and Capital Resources	24	Income Items	29
Sources of Funds	24	Expense Items	34
Investments	25	Recent Accounting Standards	35

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
    development of insurance loss reserves and establishment of other reserves, particularly with respect to amounts associated with asbestos and environmental claims;
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

At June 30, 2008, AFG (parent) had approximately $60 million in cash and securities and had borrowed $395 million under the bank line of credit.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses and in the sale of traditional fixed, indexed and variable annuities and a variety of supplemental insurance products.

AFG's net earnings for the second quarter and first six months of 2008 were $60.3 million ($.52 per share, diluted) and $136.3 million ($1.16 per share, diluted), respectively, compared to $67.0 million ($.54 per share, diluted) and $180.6 million ($1.47 per share, diluted) reported in the same periods of 2007. These results reflect net realized losses on investments in 2008 partially offset by substantially lower charges for asbestos and other environmental exposures. In addition, improved earnings in AFG's annuity and supplemental insurance operations and increased investment income were offset by lower property and casualty underwriting profits due in part to an increase in catastrophe losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	June 30,	December 31,
	2008	2007	2006
Long-term debt	$ 998	$ 937	$ 921
Total capital (*)	4,295	4,108	4,160
Ratio of debt to total capital:
Including debt secured by real estate	23.2%	22.8%	22.1%
Excluding debt secured by real estate	22.0%	21.5%	20.9%

(*) Includes long-term debt, minority interest and
shareholders' equity (excluding unrealized gains (losses)
related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.99 for the six months ended June 30, 2008 and 2.40 for the entire year of 2007. Excluding annuity benefits, this ratio was 6.27 and 8.49, respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

AFG can borrow up to $500 million under its revolving credit facility, which expires in 2011. AFG had $395 million in borrowings outstanding under this agreement at June 30, 2008, bearing interest at a rate of 3.4%.

In July 2008, AFG entered into a 364 day credit facility under which it can borrow up to $120 million at an interest rate of 2.25% over LIBOR. No amounts have been borrowed under this credit facility.

In the second quarter of 2008, AFG paid $189.7 million in cash and issued 2.4 million shares of Common Stock to redeem its Senior Convertible Notes. The cash used in the redemption was funded primarily with borrowings under AFG's revolving credit facility.

Through the first six months of 2008, AFG repurchased approximately 1.8 million shares of its Common Stock for $47.4 million.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary's contribution to amounts due under AFG's consolidated tax return.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Subsidiary Liquidity In December 2007, National Interstate, a 53%-owned property and casualty insurance subsidiary, entered into a five-year unsecured credit agreement under which it can borrow up to $75 million, subject to certain conditions. Amounts borrowed bear interest at rates ranging from .45% to .9% (currently .65%) over LIBOR based on National Interstate's credit rating. In May 2008, National Interstate borrowed $15 million under the credit agreement to redeem its subordinated debentures at par.

In June 2008, GAFRI used cash on hand to redeem its $28.5 million in 6-7/8% notes at maturity.

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

Investments  AFG's investment portfolio at June 30, 2008, contained

$15.3 billion in "Fixed maturities" classified as available for sale and $732.7 million in "Equity securities," all carried at fair value with unrealized gains and losses included in a separate component of shareholders' equity on an after-tax basis. At June 30, 2008, AFG had a pretax net unrealized loss of $471.6 million on fixed maturities and $1.9 million on equity securities. The $308.4 million increase in unrealized losses in fixed maturities since March 31, 2008, was primarily due to an increase in market interest rates.

Approximately 94% of the fixed maturities held by AFG at June 30, 2008, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio should generate a stable and predictable investment return.

AFG's $5.6 billion investment in mortgage-backed securities ("MBSs") represented approximately one-third of its fixed maturities at June 30, 2008. MBSs are subject to significant prepayment risk due to the fact that, in periods of

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.

Approximately 97% of AFG's mortgage-backed securities are rated "AAA." At June 30, 2008, AFG owned approximately $460 million (representing 3% of AFG's total fixed maturity portfolio) of mortgage-backed securities in which the underlying collateral is subprime mortgages. At that date, the net unrealized loss on these securities was approximately $43 million. The securities are collateralized by fixed-rate mortgages and have an overall average life of approximately 4 years. At June 30, 2008, AFG owned approximately $930 million in Alt-A securities (risk profile between prime and subprime) with an average life of approximately 5 years, the vast majority of which are backed by fixed rate mortgages. The unrealized loss on Alt-A securities was $38 million at June 30, 2008. Based on current information, management does not believe that AFG's risk of loss on the subprime or Alt-A securities is material to its financial condition.

At June 30, 2008, AFG owned approximately $850 million in securities with credit enhancement provided by bond insurers, including $601 million of insured municipal bonds, $138 million in insured subprime securities (included in the $460 million in total subprime exposure discussed above) and $99 million in insured corporate bonds. Approximately 91% of the insured municipal bonds carry an explicit underlying rating (i.e. without credit enhancement) with an average of A+, and 55% of the corporate bonds carry an explicit underlying rating with an average of A-. None of the insured subprime securities carry an explicit underlying rating. Management does not believe the risk of loss on the securities without underlying credit ratings is material to AFG's financial condition.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at June 30, 2008, is shown in the following table (dollars in millions). Approximately $398 million of available for sale "Fixed maturities" and $129 million of "Equity securities" had no unrealized gains or losses at June 30, 2008.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$4,861	$10,037
Amortized cost of securities	$4,739	$10,630
Gross unrealized gain (loss)	$ 122	($ 593)
Fair value as % of amortized cost	103%	94%
Number of security positions	1,266	1,568
Number individually exceeding
$2 million gain or loss	1	52
Concentration of gains (losses) by type or
industry (exceeding 5% of unrealized):
Mortgage-backed securities	$ 45.1	($ 255.9)
Banks, savings and credit institutions	6.7	(130.8)
Insurance companies	4.5	(30.5)
Gas and electric services	10.5	(16.5)
Direct obligations of the U.S. Government	8.9	(.7)
Percentage rated investment grade	96%	93%

Equity Securities
Fair value of securities	$ 241	$ 363
Cost of securities	$ 128	$ 478
Gross unrealized gain (loss)	$ 113	($ 115)
Fair value as % of cost	188%	76%
Number of security positions	56	150
Number of individually exceeding
$2 million gain or loss	4	17

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at June 30, 2008, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	7%	2%
After one year through five years	44	18
After five years through ten years	24	34
After ten years	4	4
	79	58
Mortgage-backed securities (average
life of 5-1/2 years)	21	42
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at June 30, 2008

Securities with unrealized gains:
Exceeding $500,000 (43 issues)	$ 519	$ 39	108%
Less than $500,000 (1,223 issues)	4,342	83	102
	$ 4,861	$122	103%

Securities with unrealized losses:
Exceeding $500,000 (341 issues)	$ 4,414	($452)	91%
Less than $500,000 (1,227 issues)	5,623	(141)	98
	$10,037	($593)	94%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Loss	Basis
Securities with Unrealized
Losses at June 30, 2008

Investment grade fixed maturities with losses for:
Less than one year (1,096 issues)	$ 7,117	($293)	96%
One year or longer (288 issues)	2,263	(228)	91
	$ 9,380	($521)	95%

Non-investment grade fixed maturities with losses for:
Less than one year (131 issues)	$ 441	($ 41)	91%
One year or longer (53 issues)	216	(31)	87
	$ 657	($ 72)	90%

Equity securities with losses for:
Less than one year (110 issues)	$ 332	($104)	76%
One year or longer (40 issues)	31	(11)	74
	$ 363	($115)	76%

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

AFG reported operating earnings before income taxes of $100.0 million for the second quarter of 2008 compared to $112.0 million for the 2007 second quarter.

Results for the second quarter of 2008 include (i) $63.1 million in realized losses on securities compared to $14.0 million in gains in the comparable 2007 quarter and (ii) a $39.1 million decline in Specialty property and casualty underwriting results due largely to catastrophe losses. These items were partially offset by a reduction of $72.2 million in asbestos and environmental charges and a $21.9 million increase in investment income.

Six month pretax operating earnings decreased $80.1 million in 2008 compared to 2007 reflecting a $162.1 million decline in realized gains (losses) on securities and a $22.4 million decline in Specialty property and casualty underwriting results which more than offset a $42.4 million increase in investment income and the lower A&E charges discussed above.

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

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross Written Premiums (GAAP)
Property and transportation	$425	$421	$ 743	$ 744
Specialty casualty	321	350	660	711
Specialty financial	154	139	290	277
California workers' compensation	54	61	122	129
Other	1	1	(1)	-
	$955	$972	$1,814	$1,861

Net Written Premiums (GAAP)
Property and transportation	$261	$277	$ 508	$ 522
Specialty casualty	204	209	426	425
Specialty financial	128	121	239	236
California workers' compensation	49	57	112	122
Other	19	17	34	32
	$661	$681	$1,319	$1,337

Combined Ratios (GAAP)
Property and transportation	94.2%	89.1%	88.7%	86.2%
Specialty casualty	78.4	68.3	76.5	70.1
Specialty financial	96.1	90.6	91.2	93.8
California workers' compensation	75.0	80.2	77.6	79.4
Total Specialty	87.8	81.8	84.3	82.9
Aggregate (including
discontinued lines)	89.5%	88.9%	85.1%	86.4%

Favorable (Unfavorable) Prior Year
Development
Property and transportation	$18	$ 1	$ 38	$21
Specialty casualty	30	39	61	80
Specialty financial	7	3	11	2
California workers' compensation	10	5	16	11
Other specialty	5	(3)	9	(15)
	70	45	135	99
Special A&E charges	(12)	(44)	(12)	(44)
Other	1	-	3	-
	$59	$ 1	$126	$55

Premium growth for the Specialty insurance operations has been impacted primarily by competitive pressures in the commercial general liability and excess and surplus markets. These declines have been offset by additional premiums from AFG's Marketform acquisition in January 2008. Apart from rate decreases in the California workers' compensation business, average renewal rate levels in AFG's other specialty operations were down about 3% through the first half of the year.

The Specialty insurance operations generated an underwriting profit of $75.5 million in the 2008 second quarter, $39.1 million lower than the same quarter a year earlier, resulting primarily from the effects of a softer market and higher catastrophe losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Catastrophe losses, principally from tornados in the Midwestern part of the United States, totaled $25.1 million (4.1 points) for the quarter, compared to $5.0 million (.8 points) in the comparable 2007 period. Underwriting profit of the specialty insurance operations for the first half of 2008 was $195.6 million, 10% below the 2007 period. Results for the first half of 2008 include $27.4 million (2.2 points) in catastrophe losses compared to $6.1 million (.5 points) in the same 2007 period.

Property and transportation net written premiums declined as a result of crop premium reporting delays related to the Midwest floods and required premium adjustments, as well as volume reductions in the property and inland marine operations related to the softer market conditions. These decreases were offset somewhat by higher premiums in AFG's transportation businesses. The increase in the combined ratios compared to the same 2007 periods was due primarily to higher catastrophe losses within the property and inland marine operations. Results for the second quarter and first half of 2008 include $21.9 million (9.8 points) and $24.4 million (5.3 points), respectively, of catastrophe losses compared to $3.9 million (1.7 points) and $4.3 million (.9 points) for the same 2007 periods. Favorable reserve development in the Property and transportation group in the first half of 2008 is primarily due to lower than expected loss frequency in the crop, ocean marine and farm products. Favorable development in the comparable 2007 period relates primarily to lower than expected frequency and severity in specialty commercial automobile, ocean marine, inland marine and farm products.

Specialty casualty gross written premiums were impacted primarily by volume reductions in AFG's excess and surplus lines, and lower general liability premiums resulting from the softening in the homebuilders market. These declines were partially offset by additional premium resulting from the Marketform acquisition in the 2008 first quarter. Net written premiums for the 2008 quarter and year to date were comparable to the 2007 periods, as additional premium volume from Marketform and higher premium retention helped to offset declines in the general liability and excess and surplus lines. The combined ratios were impacted by lower levels of favorable reserve development, particularly in the general liability operations. Favorable reserve development in Specialty casualty in the first half of 2008 reflects lower than expected severity in the general liability, homebuilders and executive liability for large accounts as well as lower than expected frequency in homebuilders, executive liability for small accounts and the program (leisure camps, fairs and festivals, and sports and leisure) businesses. Favorable development for the comparable period in 2007 resulted from lower than expected frequency and severity in the nursing home liability product and general liability business.

Specialty financial gross written premiums increased primarily due to growth in AFG's financial institutions businesses. Higher premium cessions within certain of the lease and loan operations impacted the growth in net written premiums. This group reported underwriting income of $5.0 million in the second quarter of 2008, $5.6 million lower than 2007's second quarter. Rising fuel prices have led to very recent declines in used car prices for larger vehicles, even those that have historically held strong residual values, causing a decrease in operating earnings in AFG's run-off automobile residual value insurance ("RVI") operations from the comparable period in 2007. Year to date underwriting income for this group was $21.7 million, up nearly 52% over the comparable 2007 period. The favorable development in Specialty financial during the first half of 2008 and 2007 relates primarily to lower loss severity in AFG's fidelity and crime products.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

California workers' compensation gross and net written premiums decreased from the comparable 2007 periods, reflecting the effect of significantly lower rates due to the continuing impact of the state's reform legislation partly offset by this group's expansion of its excess workers' compensation products. The improved claims environment resulting from the California workers' compensation reform legislation has continued to benefit AFG's results as well as those of the industry. The California renewal rate reductions averaged about 16 percent through the first half of this year and indicate some moderation in rate reductions compared to the last several years. The favorable reserve development in California workers' compensation in the first half of 2008 and 2007 reflects the continuing impact of the reform legislation passed in 2003 and 2004.

Due to the long-tail nature of this business, AFG has been conservative in reserving for the favorable effects of the reform legislation until a higher percentage of claims are paid and the ultimate impact of reforms can be estimated with more precision.

Asbestos and Environmental Reserve Charges During the second quarter of 2008, AFG completed the previously announced comprehensive internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty group and its exposures related to former railroad and manufacturing operations and sites. Previous studies, which were done with the aid of outside actuarial and engineering firms and specialty outside counsel, were completed in 2007, 2005 and 2003, respectively.

As a result of the internal review, AFG recorded a $12 million charge (net of reinsurance recoverables) to increase the property and casualty group's asbestos and environmental reserves. At June 30, 2008, the property and casualty group's A&E reserves were $413.2 million, net of reinsurance recoverables. At that date, AFG's three year survival ratio was 9.5 times paid losses for the asbestos reserves and 9.0 times paid losses for the total A&E reserves. These ratios compare favorably with A.M. Best's most recent report (published in 2007) on A&E survival ratios which were 8.6 for asbestos and 7.9 for total industry A&E reserves. During the course of this review, there were no newly identified emerging trends or issues that management believes significantly impact the overall adequacy of AFG's A&E reserves. The modest increases were primarily due to reassessments of the potential loss on certain outstanding cases.

The review relied on a comprehensive exposure analysis by AFG's internal A&E claims specialists in consultation with in-house actuaries and outside specialty counsel. It considered products and non-products exposures, paid claims history, the pattern of new claims, settlements and projected development, as appropriate. As has been observed by others, the asbestos legal climate remains very difficult to predict. While progress continues to be made in state asbestos tort reform and judicial rulings, that progress has been somewhat offset by the lack of reform in certain jurisdictions, increased claims costs, increased defense costs, the assertion of non-products theories and an expanding pool of plaintiffs and defendants. Environmental claims likewise present challenges in prediction, due to uncertainty regarding the interpretation of insurance policies, complexities regarding multi-party involvements at sites, evolving clean up standards and protracted time periods required to assess the level of clean up required at contaminated sites.

The 2007 A&E study resulted in a second quarter 2007 pretax charge of $44.2 million (net of reinsurance) to increase the property and casualty group's A&E reserves.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Statutory Annuity Premiums  The following table summarizes AFG's annuity sales (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
403(b) Fixed and Indexed Annuities:
First Year	$ 12	$ 17	$ 24	$ 33
Renewal	45	39	85	74
Single Sum	35	32	60	60
Subtotal	92	88	169	167

Non-403(b) Indexed Annuities	160	259	300	472
Non-403(b) Fixed Annuities	104	72	151	136
Bank Annuities	153	-	153	-
Variable Annuities	21	20	44	43
Total Annuity Premiums	$530	$439	$817	$818

The increase in annuity premiums for the second quarter of 2008 compared to the 2007 quarter reflects increased annuity sales through the new bank annuity distribution channel, as well as increased sales of traditional fixed annuities. These increases were partly offset by lower sales of indexed annuities in the single premium market.

Life, Accident and Health Premiums and Benefits  The following table summarizes AFG's life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Premiums
Supplemental insurance operations
First year	$ 20	$ 16	$ 40	$ 29
Renewal	80	79	161	164
Life operations (in run-off)	8	8	16	17
	$108	$103	$217	$210
Benefits
Supplemental insurance operations	$ 72	$ 72	$147	$145
Life operations (in run-off)	14	14	26	26
	$ 86	$ 86	$173	$171

Investment Income  The $21.9 million and $42.4 million increase in investment income for the second quarter and first six months of 2008 compared to the same periods in 2007 reflect higher yields on certain fixed maturity investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Realized Gains (Losses) on Securities  Net realized gains (losses) on securities consisted of the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net realized gains (losses)
on disposals	($11.3)	$16.2	($ 18.1)	$30.0
Charges for impairment	(61.3)	(2.2)	(170.4)	(11.3)
Changes in the fair value of
derivatives	4.9	-	34.2	-
Other(*)	4.6	-	10.9	-
	($63.1)	$14.0	($143.4)	$18.7

(*) Adjustments to the amortization of annuity deferred policy acquisition costs are included in realized gains (losses).

Approximately $109 million of the other than temporary impairments in the first half of 2008 were attributable to equity investments, primarily in financial institutions including $43 million for National City Corporation. Charges of approximately $28 million on mortgage-backed securities in the first half of 2008 resulted primarily from the recent downgrade of Financial Guaranty Insurance Company, which provides credit guarantees for those securities.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, marinas, apartments and office buildings; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Earnings as shown below (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Other income	$24.1	$26.6	$40.7	$47.5
Other operating and general expenses	16.4	16.5	32.5	31.7
Interest charges on borrowed money	1.1	1.1	2.1	2.1
Minority interest expense	.1	.3	.2	.1

Income from real estate operations includes net pretax gains on the sale of real estate assets of $5.5 million in the second quarter and $5.9 million in the first six months of 2008 compared to $7.5 million and $13.5 million for the 2007 periods.

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

The $8.6 million decrease in annuity benefits for the second quarter of 2008 compared to the 2007 quarter reflects changes in the fair value of derivatives

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

related to the indexed annuity business. The $7.5 million increase in annuity benefits for the six months of 2008 compared to the 2007 period is due primarily to growth in the annuity business.

Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and life business deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired ("PVFP"). The $14.0 million and $9.6 million increases in annuity and supplemental insurance acquisition expenses for the second quarter and first six months in 2008, respectively, compared to the 2007 periods reflect growth as well as overall improved profitability in the annuity and supplemental insurance business.

The vast majority of the annuity and supplemental insurance group's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Other Operating and General Expenses  The decrease in other operating and general expenses for the second quarter and six months of 2008 compared to the 2007 periods is due primarily to charges of $3.0 million in the second quarter of 2008 compared to $43.0 million in the second quarter of 2007 to increase liabilities for asbestos and environmental exposures related to AFG's former railroad and manufacturing operations. Other operating and general expenses also include a $1.4 million loss on retirement of debt in the first six months of 2007.

Minority Interest  The decrease in minority interest expense for the second quarter and the first six months of 2008 compared to the 2007 periods reflects the September 2007 acquisition of the GAFRI stock not previously owned by AFG.

Discontinued Operations  Discontinued operations for 2007 represent additional gains on operations sold in previous years, primarily the settlement of a contingency associated with the 2006 sale of Chatham Bars Inn.

Recent Accounting Standards

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which is effective January 1, 2009, for calendar year companies. Under SFAS No. 160, noncontrolling (minority) interest ($122.6 million at June 30, 2008) will be reported in AFG's Balance Sheet as a separate component of shareholders' equity; net earnings attributable to noncontrolling (minority) interests will be reported in AFG's Statement of Earnings as a deduction from net income (instead of as an expense) in deriving net income attributable to AFG. In addition, SFAS No. 160 requires that purchases and sales of equity interests in less than 100%-owned subsidiaries that do not result in a change of control be accounted for as equity transactions and, upon loss of control, requires any interest retained to be recorded at fair value with a gain or loss recognized in earnings.

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

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires an issuer of convertible debt instruments that may be settled for cash (including partial cash settlements) to separately account for the liability and equity components in a manner that reflects the issuer's nonconvertible debt borrowing rate at the date of issuance. The difference between the fair value of the debt component and the initial proceeds from issuance is recorded as a component of equity. The resulting debt discount would be amortized as additional interest expense over the period the debt is outstanding. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and shall be applied retrospectively to all periods presented. Accordingly, the new rule would change the accounting for AFG's Senior Convertible Notes which were redeemed in June 2008. AFG does not believe that the adoption of the new rule will result in material changes to its previously issued financial statements.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of June 30, 2008, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2007 Form 10-K.

ITEM 4

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG's internal control over financial reporting during the second fiscal quarter of 2008 that materially affected, or are reasonably likely to materially affect, AFG's internal control over financial reporting. AFG acquired Marketform Group Limited and Strategic Comp Holdings, LLC effective January 1, 2008. These companies have been excluded from management's assessment of internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG's business processes and procedures during the second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities  AFG repurchased shares of its common stock during the second quarter of 2008 as follows:

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	Or Programs (a)

1st quarter	1,003,000	$26.37	1,003,000	2,059,100

2nd quarter

April	800,000	$26.22	800,000	1,259,100

May	-	-	-	1,259,100

June	-	-	-	1,259,100

(a)	Represents the remaining shares that may be repurchased under the Plan authorized by AFG's Board of Directors in 2007.

ITEM 4

Submission of Matters to a Vote of Security Holders

AFG's Annual Meeting of Shareholders was held on May 15, 2008; there were three matters voted upon: (Item 1) election of nine directors, (Item 2) ratifying Ernst & Young LLP as independent registered public accounting firm and (Item 3) shareholder proposal regarding certain employment matters.

The votes cast for, against, withheld and the number of abstentions and broker non-votes as to each matter voted on at the 2008 Annual Meeting is set forth below:

					Broker
Name	For	Against	Withheld	Abstain	Non-Votes

Item 1
Kenneth C. Ambrecht	98,700,705	N/A	1,135,224	N/A	N/A
Theodore H. Emmerich	98,548,096	N/A	1,287,833	N/A	N/A
James E. Evans	94,161,236	N/A	5,674,693	N/A	N/A
Terry S. Jacobs	98,693,354	N/A	1,142,576	N/A	N/A
Gregory G. Joseph	99,003,944	N/A	831,986	N/A	N/A
Carl H. Lindner	95,629,001	N/A	4,206,928	N/A	N/A
Carl H. Lindner III	97,377,291	N/A	2,458,638	N/A	N/A
S. Craig Lindner	97,373,762	N/A	2,462,168	N/A	N/A
William W. Verity	96,808,893	N/A	3,027,036	N/A	N/A

Item 2	99,719,554	68,803	N/A	47,579	N/A

Item 3	32,284,514	55,841,921	N/A	2,161,689	9,547,812

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
American Financial Group, Inc.

August 7, 2008	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)