Form 10-Q
period 2008-09-30
AMERICAN FINANCIAL GROUP INC
filed 2008-11-07
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

As of November 1, 2008, there were 115,535,313 shares of the Registrant's Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

ITEM I - FINANCIAL STATEMENTS

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)

(Dollars In Millions)
	September 30,	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$ 1,193.6	$ 815.9
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $15,829.9 and $15,188.1)	14,645.3	15,140.7
Trading - at fair value	295.6	274.1
Equity securities - at fair value:
Common stocks (cost - $305.1 and $723.4)	377.9	750.7
Preferred stocks (cost - $185.2 and $191.1)	138.5	172.6
Mortgage loans	329.5	358.8
Policy loans	279.2	273.2
Real estate and other investments	294.3	268.1
Total cash and investments	17,553.9	18,054.1
Recoverables from reinsurers and prepaid
reinsurance premiums	3,980.7	3,664.1
Agents' balances and premiums receivable	998.8	560.6
Deferred policy acquisition costs	2,055.4	1,394.4
Other receivables	541.3	475.4
Variable annuity assets (separate accounts)	524.4	692.5
Other assets	1,060.3	762.0
Goodwill	209.8	204.4

	$26,924.6	$25,807.5

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 6,568.0	$ 6,168.4
Unearned premiums	2,039.1	1,668.2
Annuity benefits accumulated	10,580.5	10,096.6
Life, accident and health reserves	1,552.3	1,483.7
Payable to reinsurers	531.2	363.8
Long-term debt	952.2	936.9
Variable annuity liabilities (separate accounts)	524.4	692.5
Accounts payable, accrued expenses and other
liabilities	1,285.8	1,251.4
Total liabilities	24,033.5	22,661.5

Minority interest	114.5	99.9

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 115,442,774 and 113,499,080 shares outstanding	115.4	113.5
Capital surplus	1,229.9	1,186.5
Retained earnings	1,817.7	1,733.5
Accumulated other comprehensive income (loss),
net of tax	(386.4)	12.6
Total shareholders' equity	2,776.6	3,046.1

	$26,924.6	$25,807.5

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (unaudited)

(In Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Income:
Property and casualty insurance premiums	$ 850.6	$ 757.5	$2,104.4	$2,030.8
Life, accident and health premiums	109.3	105.6	325.9	315.6
Investment income	283.1	252.7	820.3	747.5
Realized gains (losses) on securities	(150.1)	(7.1)	(293.5)	11.6
Other income	77.0	78.4	231.8	237.8
	1,169.9	1,187.1	3,188.9	3,343.3
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	551.8	436.0	1,185.8	1,117.7
Commissions and other underwriting
expenses	226.0	219.7	659.0	638.4
Annuity benefits	100.9	94.5	287.6	273.7
Life, accident and health benefits	81.1	87.1	253.8	258.0
Annuity and supplemental insurance
acquisition expenses	46.1	40.0	140.9	125.2
Interest charges on borrowed money	16.3	17.8	52.3	53.6
Other operating and general expenses	119.7	108.8	355.5	387.4
	1,141.9	1,003.9	2,934.9	2,854.0

Operating earnings before income taxes	28.0	183.2	254.0	489.3
Provision for income taxes	9.5	62.7	91.4	171.3

Net operating earnings	18.5	120.5	162.6	318.0

Minority interest	2.4	(7.8)	(5.4)	(26.4)

Earnings from continuing operations	20.9	112.7	157.2	291.6
Discontinued operations, net of tax	-	-	-	1.7

Net Earnings	$ 20.9	$ 112.7	$ 157.2	$ 293.3

Basic earnings per Common Share:
Continuing operations	$.18	$.96	$1.38	$2.46
Discontinued operations	-	-	-	.01
Net earnings available to Common Shares	$.18	$.96	$1.38	$2.47

Diluted earnings per Common Share:
Continuing operations	$.18	$.93	$1.34	$2.39
Discontinued operations	-	-	-	.01
Net earnings available to Common Shares	$.18	$.93	$1.34	$2.40

Average number of Common Shares:
Basic	115.2	117.6	114.0	118.9
Diluted	116.9	119.8	117.0	121.6

Cash dividends per Common Share	$.125	$.10	$.375	$.30

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(Dollars in Millions)

				Accumulated
		Common Stock		Other
	Common	and Capital	Retained	Comprehensive
	Shares	Surplus	Earnings	Income (Loss)	Total
Balance at December 31, 2007	113,499,080	$1,300.0	$1,733.5	$ 12.6	$3,046.1

Net earnings	-	-	157.2	-	157.2
Other comprehensive income (loss),
net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	(389.0)	(389.0)
Change in foreign currency translation	-	-	-	(10.2)	(10.2)
Change in unrealized pension and other
postretirement benefits	-	-	-	.2	.2
Total comprehensive loss					(241.8)
				-
Dividends on Common Stock	-	-	(42.7)	-	(42.7)
Shares issued:
Redemption of convertible notes	2,364,640	24.4	-	-	24.4
Exercise of stock options	1,234,365	24.9	-	-	24.9
Other benefit plans	186,024	5.2	-	-	5.2
Dividend reinvestment plan	209,297	5.5	-	-	5.5
Other stock-based compensation expense	-	7.7	-	-	7.7
Shares acquired and retired	(1,803,000)	(20.7)	(26.7)	-	(47.4)
Shares tendered in option exercises	(247,632)	(2.8)	(3.6)	-	(6.4)
Capital transactions of subsidiaries	-	1.1	-	-	1.1

Balance at September 30, 2008	115,442,774	$1,345.3	$1,817.7	($386.4)	$2,776.6

Balance at December 31, 2006	119,303,928	$1,339.8	$1,533.6	$ 55.5	$2,928.9

Cumulative effect of accounting change	-	-	(14.9)	-	(14.9)

Net earnings	-	-	293.3	-	293.3
Other comprehensive income, net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	(71.1)	(71.1)
Change in foreign currency translation	-	-	-	20.6	20.6
Change in unrealized pension and other
postretirement benefits	-	-	-	2.9	2.9
Total comprehensive income					245.7

Dividends on Common Stock	-	-	(35.8)	-	(35.8)
Shares issued:
Exercise of stock options	641,460	14.9	-	-	14.9
Other benefit plans	185,534	6.4	-	-	6.4
Dividend reinvestment plan	126,523	4.0	-	-	4.0
Other stock-based compensation expense	-	7.1	-	-	7.1
Shares acquired and retired	(4,700,139)	(53.2)	(80.2)	-	(133.4)
Shares tendered in option exercises	(26,498)	(.3)	(.6)	-	(.9)
Effect of minority interest repurchased	-	-	-	(8.0)	(8.0)
Capital transactions of subsidiaries	-	(1.1)	-	-	(1.1)

Balance at September 30, 2007	115,530,808	$1,317.6	$1,695.4	($ .1)	$3,012.9

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In Millions)
	Nine months ended
	September 30,
	2008	2007
Operating Activities:
Net earnings	$ 157.2	$ 293.3
Adjustments:
Minority interest	5.4	26.7
Depreciation and amortization	185.8	139.7
Annuity benefits	287.6	273.7
Realized (gains) losses on investing activities	287.2	(26.9)
Net (purchases) sales of trading securities	47.5	(34.8)
Deferred annuity and life policy acquisition costs	(143.3)	(154.6)
Increase in reinsurance and other receivables	(657.0)	(321.1)
Increase in other assets	(74.7)	(178.6)
Increase in insurance claims and reserves	672.1	483.8
Increase in payable to reinsurers	165.8	96.6
Increase (decrease) in other liabilities	(71.3)	10.3
Other, net	2.9	12.9
Net cash provided by operating activities	865.2	621.0

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(4,998.5)	(2,894.6)
Equity securities	(138.5)	(416.4)
Subsidiaries	(112.2)	(239.7)
Real estate, property and equipment	(35.9)	(25.0)
Maturities and redemptions of fixed maturity investments	1,534.6	1,125.5
Sales of:
Fixed maturity investments	2,670.3	1,164.1
Equity securities	334.6	125.4
Real estate, property and equipment	8.5	24.0
Decrease in securities lending collateral	43.7	11.2
Cash and cash equivalents of businesses acquired	44.3	-
Increase in other investments	(10.8)	(108.5)
Net cash used in investing activities	(659.9)	(1,234.0)

Financing Activities:
Annuity receipts	1,275.9	1,204.5
Annuity surrenders, benefits and withdrawals	(1,049.9)	(1,057.3)
Net transfers from variable annuity assets	39.6	51.3
Additional long-term borrowings	600.0	142.0
Reductions of long-term debt	(584.9)	(167.5)
Decrease in securities lending obligation	(43.7)	(11.2)
Issuances of Common Stock	20.6	14.5
Repurchases of Common Stock	(47.4)	(133.4)
Cash dividends paid on Common Stock	(37.2)	(31.7)
Other, net	(0.6)	2.0
Net cash provided by financing activities	172.4	13.2

Net Increase (Decrease) in Cash and Cash Equivalents	377.7	(599.8)

Cash and cash equivalents at beginning of period	815.9	1,329.0

Cash and cash equivalents at end of period	$1,193.6	$ 729.2

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

  Certain AFG subsidiaries loan fixed maturity and equity securities to other institutions for short periods of time. The borrower is required to provide collateral on which AFG earns investment income, net of a fee to the lending agent. AFG records the collateral held (included in other assets) in its Balance Sheet at fair value. The obligation to return the collateral is included in other liabilities. The securities loaned remain a recorded asset on AFG's Balance Sheet. The fair value of collateral held was approximately $89 million at September 30, 2008, and $139 million at December 31, 2007. The fair value of securities loaned plus accrued interest was approximately $96 million and $139 million at those dates.

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

  DPAC related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of actual and expected gross profits on the policies. To the extent that realized gains and losses on securities result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains (losses).

  DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains (losses) on marketable securities, a component of "Accumulated Other Comprehensive Income (Loss), net of tax" in the shareholders' equity section of the Balance Sheet. In light of the increasing significance of unrealized losses on fixed maturity securities during the third quarter of 2008, AFG refined its method of estimating the impact of unrealized losses on DPAC, more closely aligning the impact with the expected gross profits over the lives of the related annuity contracts. This refinement impacted the accumulated other comprehensive income (loss) component of shareholders' equity at September 30, 2008, but had no impact on net earnings. Had this change in estimate been made at June 30, 2008, shareholders' equity would have been 4% higher due to a reduction in "other comprehensive loss" of approximately $120 million for the six-month period then ended.

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

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Adjustments to net earnings:
Dilution of majority-owned subsidiaries	$ -	($.1)	($.1)	($1.0)
Assumed issuance of shares under
deferred compensation plan	-	(.6)	.2	(.8)

Adjustments to weighted average
common shares:
Stock-based compensation plans	1.7	2.3	1.9	2.7
Convertible notes	-	-	1.1	-

  AFG's weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: third quarter of 2008 and 2007 - 3.9 million and 2.5 million; nine months of 2008 and 2007 - 4.2 million and 1.1 million, respectively.

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

  Acquisitions of Subsidiaries

Marketform Group  In January 2008, AFG paid $75 million in cash (including transaction costs) to acquire approximately 67% of Marketform Group Limited, an agency that focuses on medical malpractice and other specialty property and casualty insurance products outside of the United States using a Lloyd's platform. As part of the acquisition, AFG also provided a $46 million letter of credit and became a corporate member in Lloyd's Syndicate 2468, which is managed by Marketform. Approximately $36 million of the acquisition cost was recorded as an intangible asset for the present value of future profits from the acquired business and is being amortized over the estimated retention period of seven years. This business generated $81 million in net written premiums for the first nine months of 2008.

Strategic Comp Holdings  AFG acquired Strategic Comp Holdings, LLC in January 2008 for $37 million in cash. Additional contingent consideration could be due after seven years based on achieving certain operating milestones. Strategic Comp, headquartered in Louisiana, is a provider of workers' compensation programs for mid-size to large commercial accounts. The entire purchase price was recorded as intangible renewal rights and is being amortized over the estimated retention period of seven years. This acquisition resulted in a $9 million increase in net written premiums and generated fee income of $.6 million for the first nine months of 2008.

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
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 457.6	$ 350.1	$ 915.9	$ 817.5
Specialty casualty	199.1	206.6	611.3	630.0
Specialty financial	123.7	125.1	369.9	351.9
California workers' compensation	51.6	57.1	155.3	178.6
Other	18.5	18.5	51.7	52.4
Other lines	.1	.1	.3	.4
	850.6	757.5	2,104.4	2,030.8
Investment income	98.1	89.6	296.3	260.3
Realized gains (losses)	(57.7)	(4.6)	(133.1)	5.1
Other	42.7	42.6	124.7	126.6
	933.7	885.1	2,392.3	2,422.8
Annuity and supplemental insurance:
Investment income	183.0	161.2	523.7	479.5
Life, accident and health premiums	109.3	105.6	325.9	315.6
Realized gains (losses)	(93.0)	(6.2)	(157.8)	3.8
Other	29.8	33.1	90.4	92.0
	229.1	293.7	782.2	890.9
Other	7.1	8.3	14.4	29.6
	$1,169.9	$1,187.1	$3,188.9	$3,343.3

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 12.0	$ 58.5	$ 63.6	$ 123.2
Specialty casualty	46.6	39.0	143.1	165.3
Specialty financial	(1.9)	8.2	19.8	22.5
California workers' compensation	10.5	12.8	33.7	37.9
Other (a)	4.7	(13.7)	7.3	(26.1)
Other lines (b)	.9	(3.0)	(7.9)	(48.1)
	72.8	101.8	259.6	274.7
Investment and other operating income	83.3	79.3	252.4	226.4
Realized gains (losses)	(57.7)	(4.6)	(133.1)	5.1
	98.4	176.5	378.9	506.2
Annuity and supplemental insurance:
Operations (c)	49.2	34.7	120.3	103.8
Realized gains (losses)	(93.0)	(6.2)	(157.8)	3.8
	(43.8)	28.5	(37.5)	107.6
Other (c)(d)	(26.6)	(21.8)	(87.4)	(124.5)
	$ 28.0	$ 183.2	$ 254.0	$ 489.3

(a) Includes a benefit of $9.0 million in the first nine months of 2008 and a charge of $25.5 million in the first nine months of 2007 related to retroactive reinsurance gains.
(b) Includes a second quarter 2008 charge of $12.0 million and a second quarter 2007 charge of $44.2 million to increase asbestos and environmental reserves.

(c)  GAFRI's $2.0 million second quarter 2007 environmental liabilities charge and holding company interest and debt expense of $5.2 million for the 2007 third quarter and $16.2 million for the first nine months of 2007 were reclassified from "Annuity and supplemental insurance" to "Other" to be consistent with the current year presentation.

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

AFG's Level 1 financial instruments consist primarily of publicly traded equity securities, highly liquid government bonds and separate account assets and liabilities for which quoted market prices in active markets are available. AFG's Level 2 financial instruments include primarily corporate and municipal fixed maturity securities and mortgage-backed securities priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2. AFG's Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, readily available market information. AFG's management is responsible for the valuation process and uses data from outside sources in establishing fair value. This data is reviewed by internal investment professionals who determine appropriate fair value measurements.

Assets and liabilities measured at fair value on September 30, 2008, are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Available for sale ("AFS")	$ 346	$13,634	$665	$14,645
Trading	-	291	5	296
Equity securities	331	126	59	516
Separate account assets (a)	524	-	-	524
Other investments	-	11	-	11
Other assets	34	49	6	89
Total assets accounted for at fair value	$1,235	$14,111	$735	$16,081

Liabilities:
Derivatives embedded in annuity
benefits accumulated	$ -	$ -	$111	$ 111

(a) Separate account liabilities equal the fair value for separate account assets.

Approximately 4-1/2% of the total assets measured at fair value were Level 3 assets. Approximately 44% of these assets were mortgage-backed securities whose fair values were determined primarily using non-binding broker quotes; the balance was primarily private placement debt and equity securities whose fair values were determined internally using significant unobservable inputs,

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

including the evaluation of underlying collateral and issuer creditworthiness, as well as certain Level 2 inputs such as comparable yields and multiples on similar publicly traded issues.

Changes in balances of Level 3 financial assets and liabilities during the third quarter and first nine months of 2008 are presented below (in millions). Transfers into (out of) Level 3 are due to a change in the availability of market observable inputs for individual securities.

	Fixed Maturities		Equity	Other	Embedded
	AFS	Trading	Securities	Assets	Derivatives
Balance at July 1, 2008	$682	$ 10	$ 60	$ 3	$124
Total realized/unrealized gains (losses):
Included in net income	(15)	(1)	-	-	(16)
Included in other comprehensive
income (loss)	(20)	-	(1)	-	-
Purchases, sales, issuances and settlements	44	-	-	-	3
Transfers into (out of) Level 3	(26)	(4)	-	3	-
Balance at September 30, 2008	$665	$ 5	$ 59	$ 6	$111

Balance at January 1, 2008	$527	$ 11	$ 56	$ 5	$155
Total realized/unrealized gains (losses):
Included in net income	3	(1)	-	(1)	(61)
Included in other comprehensive
income (loss)	(39)	-	(1)	-	-
Purchases, sales, issuances and settlements	164	(1)	(10)	(1)	17
Transfers into (out of) Level 3	10	(4)	14	3	-
Balance at September 30, 2008	$665	$ 5	$ 59	$ 6	$111

  Intangible Assets  Included in deferred policy acquisition costs in AFG's Balance Sheet are $331.0 million and $249.1 million at September 30, 2008, and December 31, 2007, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and supplemental insurance business. The PVFP amounts include adjustments related to unrealized gains and losses on securities and are net of $110.9 million and $88.1 million of accumulated amortization. Amortization of the PVFP was $6.5 million in the third quarter and $22.8 million during the first nine months of 2008 and $1.9 million in the third quarter and $9.5 million in the first nine months of 2007, respectively. The increase in amortization for the 2008 periods compared to the 2007 periods reflects an increase in PVFP under purchase accounting for the September 2007 acquisition of the GAFRI common stock not previously owned by AFG.

Included in other assets in AFG's Balance Sheet at September 30, 2008, is $82.3 million in amortizable intangible assets (net of accumulated amortization of $32.0 million) related to property and casualty insurance acquisitions, primarily the 2008 acquisitions of Marketform and Strategic Comp. Amortization of these intangibles was $6.1 million in the third quarter and $18.2 million during the first nine months of 2008 compared to $2.3 million in the third quarter and $5.1 million in the first nine months of 2007.
  Long-Term Debt  The carrying value of long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2008	2007
Direct obligations of AFG:
7-1/8% Senior Debentures due April 2009	$173.3	$173.2
7-1/8% Senior Debentures due February 2034	115.0	115.0
Senior Convertible Notes	-	189.7
Borrowings under bank credit facility	350.0	95.0
Other	2.9	2.9
	641.2	575.8

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	September 30,	December 31,
	2008	2007
Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112.5	112.5
7-1/4% Senior Debentures due January 2034	86.3	86.3
6-7/8% Senior Notes	-	28.5
Borrowings under bank credit facility	-	21.0
Notes payable secured by real estate
due 2008 through 2016	67.1	67.5
National Interstate bank credit facility	15.0	-
American Premier Underwriters 10-7/8% Subordinated
Notes due May 2011	7.9	8.0
Other	2.2	2.3
	291.0	326.1
Payable to Subsidiary Trusts:
AAG Holding 7.35% Subordinated Debentures
due May 2033	20.0	20.0
National Interstate Subordinated Debentures	-	15.0
	20.0	35.0

	$952.2	$936.9

At September 30, 2008, scheduled principal payments on debt for the balance of 2008 and the subsequent five years were as follows: 2008 - $.3 million; 2009 - $174.6 million; 2010 - $1.3 million; 2011 - $359.1 million; 2012 - $16.4 million; and 2013 - $1.5 million.

As shown below (in millions), the majority of AFG's long-term debt is unsecured obligations of the holding company and its subsidiaries:

	September 30,	December 31,
	2008	2007
Unsecured obligations	$885.1	$869.4
Obligations secured by real estate	67.1	67.5
	$952.2	$936.9

AFG has a revolving credit facility under which it can borrow up to $500 million through March 2011. Amounts borrowed bear interest at rates ranging from .5% to 1.25% (currently .75%) over LIBOR based on AFG's credit rating. At September 30, 2008, AFG had $350 million in borrowings outstanding under the credit facility (interest rate of 4.4% at September 30, 2008).

In July 2008, AFG entered into a 364 day revolving credit facility under which it can borrow up to $120 million at an interest rate of 2.25% over LIBOR. No amounts have been borrowed under this credit facility.

In the second quarter of 2008, AFG paid $189.7 million in cash and issued 2.4 million shares of Common Stock to redeem its Senior Convertible Notes. AFG paid cash in lieu of Common Stock for all conversions of the Notes prior to the redemption. Since AFG had previously expressed its intent to use cash for the accreted value of the Notes and the option to use stock for the conversion premium, shares issuable for amounts in excess of the accreted value of the Notes are included in AFG's calculation of diluted earnings per share for the first nine months of 2008.

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

  In the first nine months of 2008, AFG repurchased approximately 1.8 million shares of its Common Stock for $47.4 million. In the second quarter of 2008, AFG issued 2.4 million shares of Common Stock in connection with the redemption of its Senior Convertible Notes.

  Accumulated Other Comprehensive Income (Loss), Net of Tax  The components of accumulated other comprehensive income (loss) were as follows (in millions):

	September 30,	December 31,
	2008	2007
Net unrealized loss on securities	($407.4)	($18.4)
Foreign currency translation adjustment	17.7	27.9
Unrealized pension and other
postretirement benefits	3.3	3.1
Total accumulated other
comprehensive income (loss)	($386.4)	$12.6

  Net Unrealized Loss on Securities  In addition to adjusting equity securities and fixed maturity securities classified as "available for sale" to fair value, SFAS 115 requires that deferred policy acquisition costs related to annuities and certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments to those balances had the unrealized gains or losses actually been realized. The following table shows the components of the net unrealized loss on securities that is included in Accumulated Other Comprehensive Income (Loss) in the table above.

		Deferred Tax and
	Pre-tax	Minority Interest	Net
September 30, 2008
Unrealized gain (loss) on:
Fixed maturity securities	($1,184.6)	$417.5	($767.1)
Equity securities	26.1	(7.7)	18.4
Securities lending collateral	(7.8)	5.1	(2.7)
Deferred policy acquisition costs	542.1	(189.8)	352.3
Annuity benefits and other
liabilities	(12.7)	4.4	(8.3)
	($ 636.9)	$229.5	($407.4)

December 31, 2007
Unrealized gain (loss) on:
Fixed maturity securities	($ 47.4)	$ 16.5	($ 30.9)
Equity securities	8.8	(1.9)	6.9
Securities lending collateral	(2.0)	1.3	(0.7)
Deferred policy acquisition costs	10.7	(3.7)	7.0
Annuity benefits and other
liabilities	(1.0)	.3	(.7)
	($ 30.9)	$ 12.5	($ 18.4)

  Stock Incentive Plans  Under AFG's Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2008, AFG issued 70,000 shares of Common Stock and granted stock options for 1.5 million shares of Common Stock (at an average exercise price of $27.21) under the Stock Incentive Plan.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  AFG uses the Black-Scholes option pricing model to calculate the "fair value" of its option grants. Expected volatility is based on historical volatility over a period equal to the expected term. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The fair value of options granted during 2008 was $7.93 per share based on the following assumptions: expected dividend yield - 1.8%; expected volatility - 28%; expected term - 7.5 years; risk-free rate - 3.2%.

  Total compensation expense related to stock incentive plans of AFG and its subsidiaries was as follows: third quarter of 2008 and 2007 - $3.3 million and $2.5 million, respectively; nine months of 2008 and 2007 - $11.8 million and $13.2 million, respectively. Stock-based compensation expense for the first nine months of 2008 and 2007 includes $2.0 million and $3.9 million, respectively, in first quarter non-deductible stock awards.

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

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

			AAG	All Other	Consol.
September 30, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Assets:
Cash and investments	$ 61.0	$ 10.3	$ -	$17,484.2	($ 1.6)	$17,553.9
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,980.7	-	3,980.7
Agents' balances and premiums receivable	-	-	-	998.8	-	998.8
Deferred policy acquisition costs	-	-	-	2,055.4	-	2,055.4
Other assets	14.3	17.5	6.4	2,155.3	142.3	2,335.8
Investment in subsidiaries and
affiliates	3,492.2	997.8	1,072.5	720.7	(6,283.2)	-
	$3,567.5	$1,025.6	$1,078.9	$27,395.1	($6,142.5)	$26,924.6

Liabilities and Capital:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 8,607.1	$ -	$ 8,607.1
Annuity, life, accident and health
benefits and reserves	-	-	-	12,134.4	(1.6)	12,132.8
Long-term debt	641.2	.7	219.4	91.3	(.4)	952.2
Other liabilities	149.7	68.9	108.8	2,297.3	(168.8)	2,455.9
	790.9	69.6	328.2	23,130.1	(170.8)	24,148.0

Total shareholders' equity	2,776.6	956.0	750.7	4,265.0	(5,971.7)	2,776.6
	$3,567.5	$1,025.6	$1,078.9	$27,395.1	($6,142.5)	$26,924.6

December 31, 2007

Assets:
Cash and investments	$ 52.8	$ 4.6	$ -	$17,998.5	($ 1.8)	$18,054.1
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,664.1	-	3,664.1
Agents' balances and premiums receivable	-	-	-	560.6	-	560.6
Deferred policy acquisition costs	-	-	-	1,394.4	-	1,394.4
Other assets	14.0	18.4	6.5	2,003.4	92.0	2,134.3
Investment in subsidiaries and
affiliates	3,764.5	1,168.5	1,316.6	1,111.9	(7,361.5)	-
	$3,831.3	$1,191.5	$1,323.1	$26,732.9	($7,271.3)	$25,807.5

Liabilities and Capital:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 7,836.6	$ -	$ 7,836.6
Annuity, life, accident and health
benefits and reserves	-	-	-	11,582.1	(1.8)	11,580.3
Long-term debt	575.8	.8	340.4	91.7	(71.8)	936.9
Other liabilities	209.4	75.5	108.9	2,269.0	(255.2)	2,407.6
	785.2	76.3	449.3	21,779.4	(328.8)	22,761.4

Total shareholders' equity	3,046.1	1,115.2	873.8	4,953.5	(6,942.5)	3,046.1
	$3,831.3	$1,191.5	$1,323.1	$26,732.9	($7,271.3)	$25,807.5

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 850.6	$ -	$ 850.6
Life, accident and health premiums	-	-	-	109.3	-	109.3
Realized gains (losses)	.7	-	-	(153.4)	2.6	(150.1)
Investment and other income	1.6	2.4	-	361.5	(5.4)	360.1
Equity in earnings of subsidiaries	50.3	(47.6)	(43.0)	-	40.3	-
	52.6	(45.2)	(43.0)	1,168.0	37.5	1,169.9

Costs and Expenses:
Insurance benefits and expenses	-	-	-	1,005.9	-	1,005.9
Interest charges on borrowed money	12.5	-	6.5	3.2	(5.9)	16.3
Other expenses	9.7	3.7	1.9	101.9	.1	117.3
	22.2	.7	8.4	1,111.0	(5.8)	1,139.5

Earnings before income taxes	30.4	(48.9)	(51.4)	57.0	43.3	30.4
Provision for income taxes	9.5	18.7)	(14.7)	23.7	9.7	9.5

Net Earnings (Loss)	$ 20.9	($ 0.2)	($ 36.7)	$ 33.3	$ 33.6	$ 20.9

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2007	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 757.5	$ -	$ 757.5
Life, accident and health premiums	-	-	-	105.6	-	105.6
Realized gains (losses)	3.7	(.2)	-	(11.8)	1.2	(7.1)
Investment and other income	1.8	3.9	-	341.5	(16.1)	331.1
Equity in earnings of subsidiaries	194.9	21.9	26.2	10.0	(253.0)	-
	200.4	25.6	26.2	1,202.8	(267.9)	1,187.1

Costs and Expenses:
Insurance benefits and expenses	-	-	-	877.3	-	877.3
Interest charges on borrowed money	19.2	.2	8.8	4.1	(14.5)	17.8
Other expenses	5.8	2.8	1.1	105.0	1.9	116.6
	25.0	3.0	9.9	986.4	(12.6)	1,011.7

Earnings before income taxes	175.4	22.6	16.3	216.4	(255.3)	175.4
Provision for income taxes	62.7	6.1	1.8	66.3	(74.2)	62.7

Net Earnings	$112.7	$16.5	$ 14.5	$ 150.1	($181.1)	$ 112.7

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING INCOME STATEMENT

(In millions)

FOR THE NINE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$2,104.4	$ -	$2,104.4
Life, accident and health premiums	-	-	-	325.9	-	325.9
Realized gains (losses)	(2.5)	-	-	(293.5)	2.5	(293.5)
Investment and other income	(.3)	9.2	-	1,068.8	(25.6)	1,052.1
Equity in earnings of subsidiaries	322.0	(51.2)	(32.7)	-	(238.1)	-
	319.2	(42.0)	(32.7)	3,205.6	(261.2)	3,188.9

Costs and Expenses:
Insurance benefits and expenses	-	-	-	2,527.1	-	2,527.1
Interest charges on borrowed money	45.3	.1	22.3	11.1	(26.5)	52.3
Other expenses	25.3	14.1	4.5	317.8	(.8)	360.9
	70.6	14.2	26.8	2,856.0	(27.3)	2,940.3

Earnings (loss) before income taxes	248.6	(56.2)	(59.5)	349.6	(233.9)	248.6
Provision (credit) for income taxes	91.4	(20.8)	(17.8)	131.0	(92.4)	91.4

Net Earnings (Loss)	$157.2	($35.4)	($ 41.7)	$ 218.6	($141.5)	$ 157.2

FOR THE NINE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2007	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$2,030.8	$ -	$2,030.8
Life, accident and health premiums	-	-	-	315.6	-	315.6
Realized gains (losses)	2.6	(.3)	-	5.4	3.9	11.6
Investment and other income	7.2	14.0	(3.4)	1,011.3	(43.8)	985.3
Equity in earnings of subsidiaries	540.0	83.0	106.9	36.8	(766.7)	-
	549.8	96.7	103.5	3,399.9	(806.6)	3,343.3

Costs and Expenses:
Insurance benefits and expenses	-	-	-	2,413.0	-	2,413.0
Interest charges on borrowed money	56.9	.3	27.6	12.0	(43.2)	53.6
Other expenses	30.0	9.4	2.9	362.5	9.0	413.8
	86.9	9.7	30.5	2,787.5	(34.2)	2,880.4

Earnings before income taxes	462.9	87.0	73.0	612.4	(772.4)	462.9
Provision for income taxes	171.3	27.6	21.1	196.7	(245.4)	171.3

Earnings from continuing operations	291.6	59.4	51.9	415.7	(527.0)	291.6
Discontinued operations	1.7	1.9	-	1.9	(3.8)	1.7

Net Earnings	$293.3	$61.3	$ 51.9	$ 417.6	($530.8)	$ 293.3

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings (loss)	$157.2	($ 35.4)	($ 41.7)	$ 218.6	($141.5)	$ 157.2
Adjustments:
Equity in net (earnings) loss
of subsidiaries	(204.7)	28.8	24.1	-	151.8	-
Dividends from subsidiaries	263.0	.3	72.5	-	(335.8)	-
Other adjustments, net	7.8	(11.2)	3.0	718.7	(10.3)	708.0
Net cash provided by (used in)
operating activities	223.3	(17.5)	57.9	937.3	(335.8)	865.2

Investing Activities:
Purchase of investments, property and
equipment	(4.5)	(43.8)	-	(5,124.6)	-	(5,172.9)
Purchase of subsidiaries	-	-	-	(112.2)	-	(112.2)
Capital contributions to subsidiaries	(210.2)	(111.6)	(100.0)	-	421.8	-
Maturities and redemptions of fixed
maturity investments	.1	5.8	-	1,548.7	(20.0)	1,534.6
Sale of investments, property and
equipment	4.7	37.9	-	2,970.8	-	3,013.4
Other, net	(2.5)	(1.5)	-	81.2	-	77.2
Net cash provided by (used in)
investing activities	(212.4)	(113.2)	(100.0)	(636.1)	401.8	(659.9)

Financing Activities:
Annuity receipts	-	-	-	1,275.9	-	1,275.9
Annuity surrenders, benefits and
withdrawals	-	-	-	(1,049.9)	-	(1,049.9)
Net transfers from variable annuity assets	-	-	-	39.6	-	39.6
Additional long-term borrowings	585.0	-	-	15.0	-	600.0
Reductions of long-term debt	(519.9)	(.1)	(69.5)	(15.4)	20.0	(584.9)
Issuances of Common Stock	19.5	-	-	1.1	-	20.6
Capital contribution from parent	-	135.0	111.6	175.2	(421.8)	-
Repurchases of Common Stock	(47.4)	-	-	-	-	(47.4)
Cash dividends paid	(37.2)	-	-	(335.8)	335.8	(37.2)
Other, net	-	-	-	(44.3)	-	(44.3)
Net cash provided by (used in)
financing activities	-	134.9	42.1	61.4	(66.0)	172.4

Net increase in cash and cash equivalents	10.9	4.2	-	362.6	-	377.7
Cash and cash equivalents at beginning
of period	15.6	2.6	-	797.7	-	815.9

Cash and cash equivalents at end of period	$ 26.5	$ 6.8	$ -	$1,160.3	$ -	$1,193.6

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2007	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings	$293.3	$ 61.3	$ 51.9	$ 417.6	($530.8)	$ 293.3
Adjustments:
Equity in net earnings of subsidiaries	(350.6)	(58.4)	(74.8)	(36.8)	520.6	-
Dividends from subsidiaries	244.0	148.1	30.0	-	(422.1)	-
Other adjustments, net	(227.0)	239.7	(.4)	305.2	10.2	327.7
Net cash provided by (used in)
operating activities	(40.3)	390.7	6.7	686.0	(422.1)	621.0

Investing Activities:
Purchase of investments, property and
equipment	(4.8)	-	-	(3,348.5)	17.3	(3,336.0)
Purchase of subsidiaries	(.2)	(237.8)	-	(1.7)	-	(239.7)
Capital contribution to subsidiaries	(4.0)	(198.8)	-	-	202.8	-
Maturities and redemptions of fixed
maturity investments	5.0	32.2	-	1,143.7	(55.4)	1,125.5
Sale of investments, property and
equipment	71.8	17.3	-	1,241.7	(17.3)	1,313.5
Other, net	2.6	-	-	(99.9)	-	(97.3)
Net cash provided by (used in)
investing activities	70.4	(387.1)	-	(1,064.7)	147.4	(1,234.0)

Financing Activities:
Annuity receipts	-	-	-	1,204.5	-	1,204.5
Annuity surrenders, benefits and
withdrawals	-	-	-	(1,057.3)	-	(1,057.3)
Net transfers from variable annuity assets	-	-	-	51.3	-	51.3
Additional long-term borrowings	50.0	-	92.0	-	-	142.0
Reductions of long-term debt	(60.5)	(.1)	(154.3)	(8.0)	55.4	(167.5)
Issuances of Common Stock	13.5	-	-	1.0	-	14.5
Capital contribution from parent	-	-	198.8	4.0	(202.8)	-
Repurchases of Common Stock	(133.4)	-	-	-	-	(133.4)
Cash dividends paid	(31.7)	-	(142.8)	(279.3)	422.1	(31.7)
Other, net	-	2.8	-	(12.0)	-	(9.2)
Net cash provided by (used in)
financing activities	(162.1)	2.7	(6.3)	(95.8)	274.7	13.2

Net increase (decrease) in cash and
cash equivalents	(132.0)	6.3	.4	(474.5)	-	(599.8)
Cash and cash equivalents at beginning
of period	146.0	2.8	-	1,180.2	-	1,329.0

Cash and cash equivalents at end of period	$ 14.0	$ 9.1	$ .4	$ 705.7	$ -	$ 729.2

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	23	Uncertainties	30
Overview	24	Results of Operations	30
Critical Accounting Policies	24	General	30
Liquidity and Capital Resources	25	Income Items	30
Sources of Funds	25	Expense Items	36
Investments	26	Recent Accounting Standards	37

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

AFG's net earnings for the third quarter and first nine months of 2008 were $20.9 million ($.18 per share, diluted) and $157.2 million ($1.34 per share, diluted), respectively, compared to $112.7 million ($.93 per share, diluted) and $293.3 million ($2.40 per share, diluted) reported in the same periods of 2007. These results reflect net realized losses on investments in 2008, including other than temporary impairments. In addition, improved earnings in AFG's annuity and supplemental insurance operations and increased investment income were offset by lower property and casualty underwriting profits due in part to an increase in catastrophe losses.

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
    the establishment of insurance reserves, especially asbestos and environmental-related reserves, the recoverability of reinsurance,
    the recoverability of deferred acquisition costs,
    the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and the valuation of investments, including the determination of "other-than-temporary" impairments.

For a discussion of these policies, see Management's Discussion and Analysis - "Critical Accounting Policies" in AFG's 2007 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	September 30,	December 31,
	2008	2007	2006
Long-term debt	$ 952	$ 937	$ 921
Total capital (*)	4,269	4,108	4,160
Ratio of debt to total capital:
Including debt secured by real estate	22.3%	22.8%	22.1%
Excluding debt secured by real estate	21.1%	21.5%	20.9%

(*) Includes long-term debt, minority interest and
shareholders' equity (excluding unrealized gains (losses)
related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.73 for the nine months ended September 30, 2008 and 2.40 for the entire year of 2007. Excluding annuity benefits, this ratio was 5.07 and 8.49, respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

AFG can borrow up to $500 million under its revolving credit facility, which expires in 2011. AFG had $350 million in borrowings outstanding under this agreement at September 30, 2008, bearing interest at a rate of 4.4%. In October 2008, AFG borrowed an additional $115 million under its credit facility and repurchased $37.3 million of its 7-1/8% Senior Debentures due April 2009 for $37.2 million. At October 31, 2008, AFG (parent) had enough cash and marketable securities to retire the remaining $136 million in Senior Debentures due April 2009.

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

In the first nine months of 2008, AFG repurchased approximately 1.8 million shares of its Common Stock for $47.4 million.

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

Investments  AFG's investment portfolio at September 30, 2008, contained $14.6 billion in "Fixed maturities" classified as available for sale and $516.4 million in "Equity securities," all carried at fair value with unrealized gains and losses included in a separate component of shareholders' equity on an after-tax basis.

Management responsible for the valuation of AFG's portfolio uses data from pricing services and non-binding broker quotes in determining fair value. Prices obtained from these sources are reviewed by internal investment professionals who are familiar with the securities being priced and the markets in which they trade. Equity securities are generally priced using closing prices obtained from pricing services. For mortgage-backed securities, which comprise about one-third of AFG's fixed maturities, prices are generally obtained from two or three of these sources. If the prices vary, AFG's investment professionals select the price they believe most appropriate based on their knowledge of the market. For the other two-thirds of AFG's fixed maturities, 93% are priced using a pricing service and the balance is priced internally or by using a non-binding broker quote. Prices obtained from a broker or pricing service are adjusted only in cases where they are deemed not to be representative of an appropriate exit price (fewer than 1% of the securities).

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Increasing turmoil in the global financial markets has caused credit spreads (the difference in rates between U.S. government bonds and other fixed maturities) to widen significantly during the third quarter of 2008. These wider spreads were the primary cause of AFG's pretax net unrealized loss on fixed maturities rising from $472 million at June 30, 2008, to $1.2 billion at September 30, 2008.

Approximately 94% of the fixed maturities held by AFG at September 30, 2008, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio should generate a stable and predictable investment return.

AFG's $5.6 billion investment in mortgage-backed securities ("MBSs") represented approximately one-third of its fixed maturities at September 30, 2008. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Approximately 97% of AFG's mortgage-backed securities are rated "AAA" or "AA." At September 30, 2008, AFG owned approximately $437 million (representing 3% of AFG's total fixed maturity portfolio) of mortgage-backed securities in which the underlying collateral is subprime mortgages. At that date, the net unrealized loss on these securities was approximately $68 million. The securities are collateralized by substantially all fixed-rate mortgages and have an overall average life of approximately 4 years. At September 30, 2008, AFG owned approximately $1.0 billion in Alt-A securities (risk profile between prime and subprime) with an average life of approximately 5 years, the vast majority of which are backed by fixed rate mortgages. The unrealized loss on Alt-A securities was $124 million at September 30, 2008. Based on current information, management does not believe that AFG's ultimate loss on the subprime or Alt-A securities will be material to its financial condition.

At September 30, 2008, AFG owned approximately $778 million in securities with credit enhancement provided by bond insurers, including $546 million of insured municipal bonds, $111 million in insured subprime securities (included in the $437 million in total subprime exposure discussed above) and $99 million in insured corporate bonds. Approximately 92% of the insured municipal bonds carry an explicit underlying rating (i.e. without credit enhancement) with an average of A+, and 63% of the corporate bonds carry an explicit underlying rating with an average of A-. None of the insured subprime securities carry an explicit underlying rating. Management does not believe the risk of loss on the securities without underlying credit ratings is material to AFG's financial condition.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at September 30, 2008, is shown in the following table (dollars in millions). Approximately $299 million of available for sale "Fixed maturities" and $145 million of "Equity securities" had no unrealized gains or losses at September 30, 2008.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$3,213	$11,133
Amortized cost of securities	$3,125	$12,406
Gross unrealized gain (loss)	$ 88	($ 1,273)
Fair value as % of amortized cost	103%	90%
Number of security positions	1,029	1,850
Number individually exceeding
$2 million gain or loss	3	165
Concentration of gains (losses) by type or
industry (exceeding 5% of unrealized):
Mortgage-backed securities	$ 34.3	($ 515.1)
Banks, savings and credit institutions	2.2	(367.2)
States and municipalities	5.5	(16.0)
Gas and electric services	5.3	(37.4)
Direct obligations of the U.S. Government	13.3	(.1)
Percentage rated investment grade	97%	94%

Equity Securities
Fair value of securities	$ 159	$ 212
Cost of securities	$ 67	$ 278
Gross unrealized gain (loss)	$ 92	($ 66)
Fair value as % of cost	237%	76%
Number of security positions	31	117
Number of individually exceeding
$2 million gain or loss	1	6

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at September 30, 2008, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	8%	2%
After one year through five years	56	19
After five years through ten years	10	33
After ten years	2	5
	76	59
Mortgage-backed securities (average
life of 5-1/2 years)	24	41
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at September 30, 2008

Securities with unrealized gains:
Exceeding $500,000 (32 issues)	$ 409	$ 32	108%
Less than $500,000 (997 issues)	2,804	56	102
	$ 3,213	$ 88	103%

Securities with unrealized losses:
Exceeding $500,000 (600 issues)	$ 6,400	($1,107)	85%
Less than $500,000 (1,250 issues)	4,733	(166)	97
	$11,133	($1,273)	90%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Loss	Basis
Securities with Unrealized
Losses at September 30, 2008

Investment grade fixed maturities with losses for:
Less than one year (1,356 issues)	$ 8,432	($ 749)	92%
One year or longer (296 issues)	2,043	(411)	83
	$10,475	($1,160)	90%

Non-investment grade fixed maturities with losses for:
Less than one year (116 issues)	$ 356	($ 44)	89%
One year or longer (82 issues)	302	(69)	81
	$ 658	($ 113)	85%

Common equity securities with losses for:
Less than one year (42 issues)	$ 111	($ 16)	87%
One year or longer (6 issues)	6	(2)	78
	$ 117	($ 18)	87%

Perpetual preferred equity securities with losses for:
Less than one year (32 issues)	$ 70	($ 30)	70%
One year or longer (37 issues)	25	(18)	58
	$ 95	($ 48)	66%

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in AFG's 2007 Form 10-K. With respect to the perpetual preferred equity securities with unrealized losses shown separately in the table above, management considered the hybrid nature of these investments, the fact that they continue to pay dividends and that they have maintained their investment grade ratings in concluding that the impairment was temporary.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Based on its analysis, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability and intent to hold the securities until they recover in value. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG's ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in future periods. Management believes it is not likely that future impairment charges will have a significant effect on AFG's liquidity.

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

AFG reported operating earnings before income taxes of $28.0 million for the third quarter of 2008 and $183.2 million for the 2007 third quarter. The decrease is primarily due to $150 million in realized losses on investments in the 2008 period. The results also reflect higher earnings from annuity and supplemental insurance operations and higher investment income, both of which were offset by a $32.9 million decline in Specialty property and casualty underwriting results (due primarily to catastrophe losses).

Nine month pretax operating earnings decreased $235.3 million in 2008 compared to 2007, reflecting (i) realized losses on investments of $293.5 million recorded in 2008, (ii) a $55.3 million decline in Specialty property and casualty operations, (iii) an increase in investment income of $72.8 million and (iv) a reduction of $72.2 million in asbestos and environmental charges.

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

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross Written Premiums (GAAP)
Property and transportation	$1,079	$ 775	$1,822	$1,519
Specialty casualty	323	319	983	1,030
Specialty financial	158	163	448	440
California workers' compensation	67	61	189	190
Other	(1)	1	(2)	1
	$1,626	$1,319	$3,440	$3,180

Net Written Premiums (GAAP)
Property and transportation	$ 536	$ 393	$1,044	$ 915
Specialty casualty	210	195	636	620
Specialty financial	132	131	371	367
California workers' compensation	60	56	172	178
Other	22	23	56	55
	$ 960	$ 798	$2,279	$2,135

Combined Ratios (GAAP)
Property and transportation	97.4%	83.3%	93.0%	85.0%
Specialty casualty	76.6	81.1	76.6	73.7
Specialty financial	101.6	93.4	94.6	93.6
California workers' compensation	79.7	77.5	78.3	78.7
Total Specialty	91.5	86.2	87.4	84.1
Aggregate (including
discontinued lines)	91.3%	86.6%	87.7%	86.5%

Favorable (Unfavorable) Prior Year
Development
Property and transportation	$17	$13	$ 55	$34
Specialty casualty	27	16	88	96
Specialty financial	1	3	12	5
California workers' compensation	8	7	24	18
Other specialty	4	(12)	13	(27)
	57	27	192	126
Special A&E charges	-	-	(12)	(44)
Other	1	(3)	4	(3)
	$58	$24	$184	$79

Premium growth for the Specialty insurance operations has been impacted primarily by the Marketform operations, which were acquired in January 2008, and increases in crop insurance operations. Apart from rate decreases in the California workers' compensation business, average renewal rate levels in AFG's other specialty operations were down about 3% through the first nine months of the year.

The Specialty insurance operations generated underwriting profits of $71.9 million and $267.5 million in the third quarter and first nine months of 2008, respectively, compared to $104.8 million and $322.8 million for the same periods of 2007. Higher catastrophe losses, the effects of a softer market, increased losses in the run-off automobile residual value insurance ("RVI") operations and lower underwriting profits in the crop business more than offset higher favorable reserve development.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Pretax losses from catastrophes (principally wind-related storm damage from hurricanes Gustav and Ike and tornadoes in the Midwestern part of the United States) totaled $37.5 million (4.4 points) for the third quarter and $65.0 million (3.1 points) for the first nine months of 2008. By comparison, catastrophe losses for 2007 were negligible.

Property and transportation gross and net written premiums increased significantly in the 2008 periods due to the effect of higher spring commodity pricing on crop insurance premiums. The property and transportation group reported an underwriting profit of $12.0 million in the 2008 third quarter, $46.5 million lower than the 2007 third quarter. The combined ratio of 97.4% for the quarter increased 14.1 points over the 2007 period as a result of higher catastrophe losses in the property and inland marine operations and lower underwriting profits in the crop operations, which were offset somewhat by higher favorable reserve development. Excluding the impact of catastrophes, AFG's underlying property and transportation businesses continued to have strong underwriting results. Results for the third quarter and first nine months of 2008 include $29.8 million (6.5 points) and $53.7 million (5.9 points), respectively, of catastrophe losses. Favorable reserve development in the Property and transportation group in the first nine months of 2008 is primarily due to lower than expected claim frequency in crop and ocean marine products and lower severity in farm losses. Favorable development in the comparable 2007 period relates primarily to lower than expected frequency and severity in specialty commercial automobile, ocean marine, inland marine and farm products.

Specialty casualty net written premiums increased slightly for the 2008 periods due to greater retention in some of AFG's casualty operations, and the addition of Marketform in the first quarter of 2008. Decreases in gross written premiums through the 2008 third quarter are attributable to stronger competition in the excess and surplus lines and softening in the homebuilders market, offset somewhat by the addition of Marketform. This group reported an underwriting profit of $46.6 million in the third quarter, a 19% improvement over the 2007 third quarter. The combined ratio improved 4.5 points to 76.6% for the quarter, reflecting improved underwriting results in the executive liability and alternative captive markets, and higher favorable reserve development partially offset by the effects of a softer market. Through the first nine months of 2008, the combined ratio increased as improved results in the executive liability and alternative captive markets were more than offset by lower underwriting profits in the general liability and excess and surplus lines operations and by lower favorable reserve development. Favorable reserve development in Specialty casualty in the first nine months of 2008 reflects lower severity on claims in the nursing home liability product, general liability, homebuilders and executive liability for large accounts as well as lower than expected frequency in homebuilders, executive liability for small accounts and the program (leisure camps, fairs and festivals, and sports and leisure) business. Favorable development for the comparable period in 2007 resulted from lower than expected frequency and severity in the nursing home liability product and general liability business.

Specialty financial gross written premiums for the quarter decreased slightly from the prior period, primarily from declines in the lease and loan and financial institutions businesses, which were offset somewhat by higher premiums in other operations. Gross and net written premiums for the 2008 nine month period were comparable to the 2007 period. This group reported an underwriting loss of $1.9 million for the third quarter of 2008. This group's combined ratio

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

was 101.6%, an increase of 8.2 points over the 2007 third quarter. These results were driven in large measure by underwriting losses in the run-off RVI operations, which resulted from further declines in used SUV and luxury car prices. Through the first nine months of the year, improvements in AFG's surety and fidelity and crime operations and higher favorable reserve development helped to offset lower underwriting results in the RVI and financial institutions businesses. Favorable reserve development in Specialty financial during the first nine months of 2008 and 2007 resulted from lower than expected claim severity in the surety and fidelity and crime products.

California workers' compensation gross and net written premiums increased for the quarter, as increased sales of the recently targeted excess workers' compensation products offset the effects of continued lower rates in the traditional workers compensation business. This group reported solid profitability with a combined ratio of 79.7% in the 2008 third quarter compared to 77.5% in the same period a year earlier. Through the first nine months of 2008, the combined ratio was 78.3%, a slight improvement over the 2007 period. The improved claims environment resulting from the California workers' compensation reform legislation has continued to benefit AFG's results as well as those of the industry. The California renewal rate reductions averaged about 15% through the first nine months of the year and indicates some moderation in rate reductions compared to the last several years. In October 2008, the California Insurance Commissioner approved a 5% average increase in premium rates effective January 1, 2009. AFG expects to file for a similar rate increase. The favorable reserve development in California workers' compensation in the first nine months of 2008 and 2007 reflects the continuing impact of the reform legislation passed in 2003 and 2004. As claims incurred in 2003 through 2005 are now reaching a higher percentage of settlement and maturity, management is able to estimate the ultimate costs of these claims with more precision. Current estimates of settlement costs are lower than originally anticipated.

Due to the long-tail nature of this business, AFG has been conservative in reserving for the favorable effects of the reform legislation on more recent claims until a higher percentage of claims are paid and the ultimate impact of reforms can be estimated with more precision.

Asbestos and Environmental Reserve Charges During the second quarter of 2008, AFG completed its comprehensive internal review of asbestos and environmental exposures relating to the run-off operations of its property and casualty group and exposures related to former railroad and manufacturing operations and sites. Previous studies, which were done with the aid of outside actuarial and engineering firms and specialty outside counsel, were completed in 2007, 2005 and 2003, respectively.

As a result of the internal review, AFG recorded a $12 million charge (net of reinsurance recoverables) to increase the property and casualty group's asbestos and environmental reserves in the second quarter of 2008. During the course of this review, there were no newly identified emerging trends or issues that management believes significantly impact the overall adequacy of AFG's A&E reserves. The modest increases were primarily due to reassessments of the potential loss on certain outstanding cases.

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

At September 30, 2008, the property and casualty group's A&E reserves were $405.9 million, net of reinsurance recoverables. At that date, AFG's three year survival ratio was 9.6 times paid losses for the asbestos reserves and 8.9 times paid losses for the total A&E reserves. These ratios compare favorably with A.M. Best's most recent report (published in 2007) on A&E survival ratios which were 8.6 for asbestos and 7.9 for total industry A&E reserves.

The 2007 A&E study resulted in a second quarter 2007 pretax charge of $44.2 million (net of reinsurance) to increase the property and casualty group's A&E reserves.

Statutory Annuity Premiums  The following table summarizes AFG's annuity sales (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
403(b) Fixed and Indexed Annuities:
First Year	$ 10	$ 14	$ 34	$ 47
Renewal	36	30	121	104
Single Sum	41	43	101	103
Subtotal	87	87	256	254

Non-403(b) Indexed Annuities	142	214	442	686
Non-403(b) Fixed Annuities	99	68	250	204
Bank Fixed Annuities	138	-	291	-
Variable Annuities	20	17	64	60
Total Annuity Premiums	$486	$386	$1,303	$1,204

The increase in annuity premiums for the 2008 periods compared to the 2007 periods reflects increased annuity sales through the new bank distribution channel, as well as increased sales of traditional fixed annuities. These increases were partly offset by lower sales of indexed annuities in the single premium market.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Life, Accident and Health Premiums and Benefits  The following table summarizes AFG's life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Premiums
Supplemental insurance operations
First year	$ 21	$ 19	$ 61	$ 48
Renewal	81	79	242	243
Life operations (in run-off)	7	8	23	25
	$109	$106	$326	$316
Benefits
Supplemental insurance operations	$ 70	$ 76	$217	$221
Life operations (in run-off)	11	11	37	37
	$ 81	$ 87	$254	$258

The decrease in life, accident and health benefits for the third quarter and first nine months of 2008 compared to the 2007 periods is due primarily to favorable results in AFG's long term care business.

Investment Income  The $30.4 million and $72.8 million increase in investment income for the third quarter and first nine months of 2008 compared to the same periods in 2007 reflect higher yields on certain fixed maturity investments and higher average cash and investments balances.

Realized Gains (Losses) on Securities  Net realized gains (losses) on securities consisted of the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net realized gains (losses)
on disposals	($ 64.8)	$ 8.5	($ 82.9)	$38.5
Charges for impairment	(117.6)	(18.2)	(288.0)	(29.5)
Changes in the fair value of
derivatives	10.7	2.6	44.9	2.6
Other(*)	21.6	-	32.5	-
	($150.1)	($ 7.1)	($293.5)	$11.6

(*) Adjustments to the amortization of annuity deferred policy acquisition costs related to realized gains and losses on securities are included in realized gains (losses).

Net realized losses on disposals for 2008 include third quarter losses of $79.9 million on the sales of securities issued by Fannie Mae, Freddie Mac, Washington Mutual, Lehman Brothers and AIG. Approximately 21% and 45% of the impairment charges for the third quarter and first nine months of 2008, respectively, were attributable to investments in financial institutions, primarily banks and credit institutions. In addition, 28% of the third quarter 2008 impairment charges related to investments in communications companies.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Other income	$18.5	$17.3	$59.2	$64.8
Other operating and general expenses	16.6	17.2	49.1	48.9
Interest charges on borrowed money	1.0	1.0	3.1	3.1
Minority interest expense	(.1)	(.1)	.1	-

Income from real estate operations includes net pretax gains on the sale of real estate assets of $.5 million in the third quarter and $6.4 million in the first nine months of 2008 compared to a $.8 million loss and $12.7 million gain for the 2007 periods.

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

The $6.4 million and $13.9 million increases in annuity benefits for the third quarter and first nine months of 2008, respectively, compared to the 2007 periods is due primarily to growth in the annuity business.

Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and life business deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired ("PVFP"). The $6.1 million and $15.7 million increases in annuity and supplemental insurance acquisition expenses for the third quarter and first nine months in 2008, respectively, compared to the 2007 periods reflect growth as well as overall improved profitability in the annuity and supplemental insurance business.

The vast majority of the annuity and supplemental insurance group's DPAC asset relates to its fixed annuity, variable annuity and run-off life insurance lines of business. AFG does not expect a material write-off of DPAC related to its annuity businesses in 2008. AFG minimizes the stock market risk embedded in its indexed annuities by purchasing highly-matched over-the-counter call options. Since AFG's variable annuity business is relatively small and very few policies have living benefit or similar features, AFG expects any DPAC write-off related to variable annuities to be immaterial. However, unanticipated spread

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

compression, decreases in the stock market, adverse mortality experience and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Other Operating and General Expenses  The $31.9 million decrease in other operating and general expenses for the first nine months of 2008 compared to the 2007 period reflects charges of $3.0 million in the second quarter of 2008 compared to $43.0 million in the second quarter of 2007 to increase liabilities for asbestos and environmental exposures related to AFG's former railroad and manufacturing operations. Other operating and general expenses also include a $1.4 million loss on retirement of debt in the first nine months of 2007.

Minority Interest  Minority interest income of $2.4 million for the third quarter of 2008 reflects the net loss recorded by National Interstate due to impairment charges on investments. Minority interest expense of $7.8 million for the 2007 quarter includes minority interest in the previously publicly held shares of GAFRI that AFG acquired in September 2007. The $21.0 million decrease in minority interest expense for the first nine months of 2008 compared to the 2007 period reflects lower earnings from National Interstate (including the effect of impairment charges) as well as the effect of the GAFRI acquisition.

Discontinued Operations  Discontinued operations for 2007 represent additional gains on operations sold in previous years, primarily the settlement of a contingency associated with the 2006 sale of Chatham Bars Inn.

Recent Accounting Standards

See AFG's 2007 Form 10-K for a discussion of certain accounting standards issued in 2007 and effective in 2009.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

Other than the increase in unrealized losses on fixed maturity securities (as discussed in Management's Discussion and Analysis - "Investments") and the decrease in the fair value of AFG's long-term debt, both related to the widening of credit spreads during the first nine months of 2008, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2007 Form 10-K.

ITEM 4

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG's internal control over financial reporting during the third fiscal quarter of 2008 that materially affected, or are reasonably likely to materially affect, AFG's internal control over financial reporting. AFG acquired Marketform Group Limited and Strategic Comp Holdings, LLC effective January 1, 2008. These companies have been excluded from management's assessment of internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG's business processes and procedures during the third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities  AFG repurchased shares of its common stock during the first nine months of 2008 as follows:

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	Or Programs (a)

1st quarter	1,003,000	$26.37	1,003,000	2,059,100

2nd quarter	800,000	$26.22	800,000	1,259,100

3rd quarter	-	-	-	1,259,100

(a)	Represents the remaining shares that may be repurchased under the Plan authorized by AFG's Board of Directors in 2007.

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
American Financial Group, Inc.

November 7, 2008	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)