Form 10-K
period 2008-12-31
AMERICAN FINANCIAL GROUP INC
filed 2009-02-27
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

One East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange and Nasdaq Global Select Market
7-1/8% Senior Debentures due April 15, 2009	New York Stock Exchange
7-1/8% Senior Debentures due February 3, 2034	New York Stock Exchange

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

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $2.3 billion.

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 115,623,410 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2009.

________________________

Documents Incorporated by Reference:

Proxy Statement for 2009 Annual Meeting of Stockholders (portions of which are incorporated by reference into
Part III hereof).

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

Actual results or financial condition could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including the following and those discussed in Item 1A - "Risk Factors."

  changes in financial, political and economic conditions, including changes in interest rates and extended economic recessions or expansions;
  performance of securities markets;
  our ability to estimate accurately the likelihood, magnitude and timing of any losses in connection with investments in the non-agency residential mortgage market, especially in the subprime and Alt-A sectors;
  new legislation or declines in credit quality or credit ratings that could have a material impact on the valuation of securities in our investment portfolio, including mortgage-backed securities;
  the availability of capital;
  regulatory actions;
  changes in legal environment affecting AFG or its customers;
  tax law and accounting changes;
  levels of natural catastrophes, terrorist activities (including any nuclear, biological, chemical or radiological events), incidents of war and other major losses;
  development of insurance loss reserves and establishment of other reserves, particularly with respect to amounts associated with asbestos and environmental claims;
  availability of reinsurance and ability of reinsurers to pay their obligations;
  the unpredictability of possible future litigation if certain settlements of current litigation do not become effective;
  trends in persistency, mortality and morbidity;
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

At February 1, 2009, AFG's Chairman of the Board (Carl H. Lindner) and its Co-CEOs (Carl H. Lindner III and S. Craig Lindner, sons of the Chairman) beneficially owned 6.6%, 10.2% and 9.3%, respectively, of AFG's outstanding Common Stock.

Property and Casualty Insurance Operations

The property and casualty group reports to a single senior executive and is comprised of multiple business units that operate autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG's property and casualty insurance operations employed approximately 5,600 persons as of December 31, 2008.

The primary objectives of AFG's property and casualty insurance operations are to achieve solid underwriting profitability and provide excellent service to its policyholders and agents. Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses, loss adjustment expenses ("LAE"), underwriting expenses and policyholder dividends to premiums. A combined ratio under 100% indicates an underwriting profit. The combined ratio does not reflect investment income, other income, or federal income taxes.

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

AFG's statutory combined ratio averaged 87.5% for the period 2006 to 2008 as compared to 97.6% for the property and casualty industry over the same period (Source: "A.M. Best's U.S. Property/Casualty - Review & Preview" - February 2009 Edition). AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company's ability to consistently outperform the industry's underwriting results. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

Financial data is reported in accordance with U.S. generally accepted accounting principles ("GAAP") for shareholder and other investment purposes and reported on a statutory basis for insurance regulatory purposes. In general, statutory accounting results in lower capital and surplus and lower net earnings than result from application of GAAP. Major differences for statutory accounting include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; reporting investment grade bonds and redeemable preferred stocks at amortized cost rather than fair value; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liabilities; and charging to surplus certain assets, such as certain deferred tax assets, furniture and fixtures and agents' balances over 90 days old.

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

The following table shows the performance of AFG's property and casualty insurance operations (dollars in millions):

	2008	2007	2006

Gross written premiums	$4,267	$3,980	$3,934
Ceded reinsurance	(1,381)	(1,268)	(1,276)
Net written premiums	$2,886	$2,712	$2,658

Net earned premiums	$2,867	$2,703	$2,563
Loss and LAE	1,611	1,389	1,480
Special asbestos, environmental and other
mass tort charges	12	44	-
Underwriting expenses	889	820	765
Underwriting gain	$ 355	$ 450	$ 318

GAAP ratios:
Loss and LAE ratio	56.6%	52.9%	57.7%
Underwriting expense ratio	31.0	30.4	29.9
Combined ratio	87.6%	83.3%	87.6%

Statutory ratios:
Loss and LAE ratio	56.8%	53.4%	58.7%
Underwriting expense ratio	32.3	31.4	29.9
Combined ratio	89.1%	84.8%	88.6%

Industry statutory combined ratio (a)
All lines	104.7%	95.6%	92.4%
Commercial lines	106.5%	95.1%	91.2%

(a)	Ratios are derived from "A.M. Best's U.S. Property/Casualty - Review & Preview" (February 2009 Edition).

As with other property and casualty insurers, AFG's operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, earthquakes, tornadoes, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG's insurance operations from catastrophes, primarily hurricanes and tornadoes, were $59 million in 2008; $5 million in 2007; and $22 million in 2006.

AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal exposures, and the purchase of reinsurance. Due to upward revisions in industry models of correlated catastrophe exposure associated with writing both workers' compensation and excess property coverage in California, AFG decided to stop writing most of its earthquake-exposed excess property coverage in California beginning in 2006. As a result of this action, AFG's excess property exposure to a catastrophic earthquake that industry models indicate could occur once in every 500 years (a "500-year event") is less than 1% of AFG's equity. Similarly, AFG has minimal California workers' compensation exposure (less than 2.5% of equity) or windstorm exposure (less than 2.5% of equity) to a 500-year event.

AFG is focused on growth opportunities in what it believes to be more profitable specialty businesses where AFG personnel are experts in particular lines of business or customer groups. The following are examples of such specialty businesses:

Property and Transportation

Inland and Ocean Marine	Provides coverage primarily for builders' risk, contractors' equipment, property, motor truck cargo, marine cargo, boat dealers, marina operators/dealers and excursion vessels.

Agricultural-related

Provides federally reinsured multi-peril crop (allied lines) insurance covering most perils as well as crop-hail, equine mortality and other coverages for full-time operating farms/ranches and agribusiness operations on a nationwide basis.

Commercial Automobile

Provides coverage for all types of vehicles in a broad range of businesses and customized insurance programs for various transportation operations (such as buses and trucks), and a specialized physical damage product for the trucking industry.

Specialty Casualty

Executive and Professional Liability	Markets coverage for directors and officers of businesses and non-profit organizations and provides non-U.S. medical malpractice insurance.

Umbrella and Excess Liability	Provides higher layer liability coverage in excess of primary layers.

Excess and Surplus	Provides liability, umbrella and excess coverage for unique, volatile or hard to place risks, using rates and forms that generally do not have to be approved by state insurance regulators.

General Liability	Provides coverage for contractor-related businesses and energy development and production risks.

Targeted Programs

Includes coverage (primarily liability and, in certain cases, workers' compensation) for social service agencies, leisure, entertainment and non-profit organizations, customized solutions for other targeted markets and alternative risk programs using agency captives.

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

Management believes specialization is the key element to the underwriting success of these business units. Each unit has separate management with significant operating autonomy to oversee the important operational functions of its business such as underwriting, pricing, marketing, policy processing and claims service. These specialty businesses are opportunistic and their premium volume will vary based on prevailing market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets that meet its profitability objectives. For example, in January 2008, AFG acquired a majority interest in Marketform Group Limited, a United Kingdom-based Lloyd's insurer that is a leader in the non-U.S. medical malpractice market, and all of Strategic Comp Holdings, LLC, a provider of workers' compensation programs in the United States. Likewise, AFG will withdraw from markets that do not meet its profit objectives.

The geographic distribution of statutory direct written premiums by AFG's U.S.-based insurers in 2008 compared to 2004 is shown below. Amounts exclude business written under special arrangements on behalf of, and fully reinsured to, the purchasers of the divisions sold. Less than 4% of AFG's direct written premiums were derived from non U.S.-based insurers, primarily Marketform.

	2008	2004		2008	2004
California	12.8%	21.2%	Missouri	2.4%	2.2%
Illinois	7.4	4.5	Ohio	2.4	2.9
Texas	7.3	7.7	Pennsylvania	2.4	2.5
Florida	6.0	6.0	Michigan	2.3	2.1
New York	4.4	4.5	South Dakota	2.3	*
Kansas	3.8	*	New Jersey	2.2	2.8
Indiana	3.0	2.0	North Dakota	2.2	*
Iowa	2.6	2.0	Georgia	2.1	2.1
Nebraska	2.6	*	Minnesota	*	2.0
Oklahoma	2.6	2.8	Other	29.2	32.7
				100.0%	100.0%
(*) less than 2%, included in "Other"

The following table shows the distribution of statutory net written premiums for AFG's U.S.-based insurers by statutory annual statement line for 2008 compared to 2004.

	2008	2004
Other liability	19.7%	25.3%
Allied lines	18.6	5.1
Inland marine	9.9	8.8
Workers' compensation	9.2	17.8
Auto liability	8.5	8.4
Commercial multi-peril	8.5	6.5
Auto physical damage	6.6	5.9
Fidelity and surety	5.7	5.2
Collateral protection	4.6	7.0
Product liability	2.7	3.7
Ocean marine	2.7	2.9
Other	3.3	3.4
	100.0%	100.0%

For a discussion of the performance of AFG's specialty businesses see Management's Discussion and Analysis - "Results of Operations - Property and Casualty Insurance - Underwriting."

The following table shows independent ratings and 2008 net written premiums (in millions) of AFG's major property and casualty insurance subsidiaries. Such ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a Standard & Poor's ("S&P") rating of at least "A-" is important to compete successfully in certain lines of business.

	Ratings		Net Written
Company	AM Best	S&P	Premiums
Great American Pool(*)	A	A	$1,950
Mid-Continent	A	A	219
Republic Indemnity	A	A	213
American Empire Surplus Lines	A+	A	60
National Interstate	A	not rated	298
Marketform Lloyd's Syndicate	A	A+	104
Other			42
			$2,886

(*) The Great American Pool represents Great American Insurance
Company ("GAI") and 10 subsidiaries.

Reinsurance

Consistent with standard practice of most insurance companies, AFG reinsures a portion of its business with other insurance companies and assumes a relatively small amount of business from other insurers. AFG uses reinsurance for two primary purposes: (i) to provide higher limits of coverage than it would otherwise be willing to provide (i.e. large line capacity) and (ii) to protect its business by reducing the impact of catastrophes. The availability and cost of reinsurance are subject to prevailing market conditions, which may affect the volume and profitability of business that is written. AFG is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve AFG of its liability to its insureds until claims are fully settled.

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

In addition to the large line capacity and catastrophe reinsurance programs discussed above, AFG purchases reinsurance on a line-by-line basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade or better S&P ratings or is secured by "funds withheld" or other collateral. Under "funds withheld" arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 10% of AFG's total reinsurance recoverable (net of payables to reinsurers) at December 31, 2008: Ohio Casualty Insurance Company, Swiss Reinsurance America Corporation, XL Reinsurance America, Inc., Everest Reinsurance Company, Munich Reinsurance America, Inc. and Berkley Insurance Company.

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

The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions) as of January 1, 2009:

	Retention	Reinsurance
Coverage	Maximum	Coverage(a)
California Workers' Compensation	$ 2.7	$147.3
Other Workers' Compensation	2.0	48.0
Commercial Umbrella	4.2	45.8
Property - General	2.5	97.5
Property - Catastrophe	22.5	137.5

(a)	Reinsurance covers substantial portions of losses in excess of retention.
However, in general, losses resulting from terrorism are not covered.

In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation ("FCIC"). The FCIC offers both proportional (or "quota share") and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 20% to 30% of gross written premium with the FCIC on a quota share basis. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit sharing provision. During 2008, AFG reinsured 50% of premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. Beginning in 2009, AFG plans to increase this percentage to 90%.

Included in the Balance Sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were approximately $617 million on paid losses and LAE and $2.6 billion on unpaid losses and LAE at December 31, 2008. These amounts are net of allowances of approximately $28 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2008	2007	2006
Reinsurance ceded	$1,381	$1,268	$1,276
Reinsurance ceded, excluding crop	693	726	827
Reinsurance assumed - including
involuntary pools and associations	37	40	189

Reinsurance assumed includes $152 million in 2006 related to the purchase of the multi-peril crop and crop hail insurance business of Farmers Crop Insurance Alliance, Inc. Beginning in 2007, the majority of this business was written directly by AFG.

To supplement its catastrophe reinsurance programs, AFG has entered into a catastrophe swap with a non-insurance counterparty for protection against a single catastrophic event in the U.S. that leads to industry-wide losses equal to or greater than $40 billion. Should such loss occur during 2009, AFG would receive a payment of $30 million, regardless of the amount of losses it incurs from the catastrophe.

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

The following table presents the development of AFG's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2008. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years, particularly with regard to A&E charges, settlements and reallocations as detailed below. The middle line shows a cumulative deficiency (redundancy), which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. For example, the percentage of the December 31, 2002 reserve liability paid in 2003 includes approximately 20 percentage points for reserves of a former insurance subsidiary at its sale date in February 2003. See Note N - "Insurance - Insurance Reserves" to the Financial Statements for an analysis of changes in AFG's estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Liability for unpaid losses
and loss adjustment expenses:
As originally estimated	$3,430	$3,321	$3,282	$3,338	$3,466	$2,901	$3,155	$3,619	$3,791	$3,868	$4,154
As re-estimated at
December 31, 2008	$3,818	$3,886	$4,095	$4,263	$4,264	$3,437	$3,346	$3,444	$3,500	$3,622	N/A

Liability re-estimated:
One year later	97.2%	97.7%	104.2%	104.5%	104.4%	104.9%	106.3%	98.4%	97.4%	93.6%
Two years later	95.3%	98.8%	103.8%	110.0%	109.7%	114.0%	106.1%	98.8%	92.3%
Three years later	95.6%	97.4%	108.0%	113.8%	118.0%	114.7%	107.7%	95.2%
Four years later	93.8%	100.5%	111.2%	121.1%	118.8%	118.0%	106.0%
Five years later	96.6%	103.5%	118.1%	122.8%	122.1%	118.5%
Six years later	99.3%	110.7%	120.0%	126.5%	123.0%
Seven years later	105.6%	112.4%	123.5%	127.7%
Eight years later	107.2%	115.9%	124.8%
Nine years later	110.4%	117.0%
Ten years later	111.3%

Cumulative deficiency
(redundancy) (a)	11.3%	17.0%	24.8%	27.7%	23.0%	18.5%	6.0%	(4.8%)	(7.7%)	(6.4%)	N/A

Cumulative paid as of:
One year later	27.4%	33.5%	37.1%	32.7%	42.2%	27.3%	25.4%	23.5%	22.3%	21.0%
Two years later	49.6%	50.7%	50.6%	61.3%	60.9%	46.4%	40.8%	37.5%	34.8%
Three years later	59.8%	57.8%	69.3%	74.4%	72.7%	58.8%	52.4%	46.9%
Four years later	62.9%	69.9%	79.2%	82.8%	80.3%	68.5%	60.1%
Five years later	70.9%	77.8%	84.9%	88.4%	86.2%	75.2%
Six years later	77.5%	81.7%	89.2%	93.4%	90.7%
Seven years later	80.4%	85.1%	93.6%	97.0%
Eight years later	83.2%	88.7%	96.6%
Nine years later	86.2%	91.3%
Ten years later	88.3%

(a) Cumulative deficiency (redundancy):
Special A&E charges,
settlements and
reallocations	10.6%	11.0%	11.2%	8.0%	6.8%	8.2%	7.4%	1.6%	1.5%	.3%
Other	0.7%	6.0%	13.6%	19.7%	16.2%	10.3%	(1.4%)	(6.4%)	(9.2%)	(6.7%)
Total	11.3%	17.0%	24.8%	27.7%	23.0%	18.5%	6.0%	(4.8%)	(7.7%)	(6.4%)	N/A

The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
As originally estimated:
Net liability shown above	$3,430	$3,321	$3,282	$3,338	$3,466	$2,901	$3,155	$3,619	$3,791	$3,868	$4,154
Add reinsurance
recoverables	1,468	1,571	1,324	1,525	1,804	2,059	2,234	2,243	2,309	2,300	2,610
Gross liability	$4,898	$4,892	$4,606	$4,863	$5,270	$4,960	$5,389	$5,862	$6,100	$6,168	$6,764
As re-estimated at
December 31, 2008:
Net liability shown above	$3,818	$3,886	$4,095	$4,263	$4,264	$3,437	$3,346	$3,444	$3,500	$3,622
Add reinsurance
recoverables	2,094	2,285	2,208	2,412	2,539	2,674	2,525	2,369	2,264	2,210
Gross liability	$5,912	$6,171	$6,303	$6,675	$6,803	$6,111	$5,871	$5,813	$5,764	$5,832	N/A

Gross cumulative
Deficiency (redundancy) (a)	20.7%	26.1%	36.8%	37.3%	29.1%	23.2%	8.9%	( 0.8%)	( 5.5%)	( 5.4%)	N/A

(a) Gross cumulative deficiency (redundancy):
Special A&E charges,
settlements and
reallocations	9.3%	9.3%	9.9%	6.5%	5.4%	5.7%	5.2%	1.3%	1.3%	0.3%
Other	11.4%	16.8%	26.9%	30.8%	23.7%	17.5%	3.7%	( 2.1%)	( 6.8%)	( 5.7%)
Total	20.7%	26.1%	36.8%	37.3%	29.1%	23.2%	8.9%	( 0.8%)	( 5.5%)	( 5.4%)	N/A

In evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFG's $12 million special A&E charge related to losses recorded in 2008, but incurred before 1998, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

A significant portion of the adverse development in the tables is due to A&E exposures for which AFG has been held liable under general liability policies written prior to 1987, even though such coverage was not intended. Other factors affecting adverse development included changes in the legal environment, including more liberal coverage decisions and higher jury awards, higher legal fees, the general state of the economy and medical cost inflation.

The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2008 are as follows (in millions):

Liability reported on a SAP basis, net of $195 million
of retroactive reinsurance	$3,890
Reinsurance recoverables, net of allowance	2,610
Other, including reserves of foreign insurers	264

Liability reported on a GAAP basis	$6,764

Asbestos and Environmental Reserves ("A&E")  AFG's property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written in years before 1987. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Item 7 - Management's Discussion and Analysis - "Uncertainties - Asbestos and Environmental-related Reserves" and Note L - "Contingencies" to the Financial Statements.

During the second quarter of 2008, AFG completed its comprehensive internal review of asbestos and environmental exposures relating to the run-off operations of its property and casualty group. As a result of the review, AFG recorded a pretax charge of $12.0 million, net of $5.5 million in reinsurance recoverables. A previous study, which was done with the aid of outside actuarial and engineering firms and specialty outside counsel, was completed in the second quarter of 2007 and resulted in a pretax charge of $44.2 million, net of $16.4 million in reinsurance recoverables. Management expects to conduct a similar study of AFG's A&E reserves in 2009 and a comprehensive internal review in 2010. For a discussion of the A&E reserve strengthening, see Management's Discussion and Analysis - "Results of Operations - Asbestos and Environmental Reserve Charges."

The following table (in millions) is a progression of A&E reserves.

	2008	2007	2006

Reserves at beginning of year	$422.8	$432.3	$461.0
Incurred losses and LAE	12.4	50.9	-
Paid losses and LAE	(36.5)	(60.4)	(32.2)
Reserves not previously classified as A&E	-	-	3.5
Reserves at end of year, net of
reinsurance recoverable	398.7	422.8	432.3

Reinsurance recoverable, net of allowance	67.3	63.6	85.4

Gross reserves at end of year	$466.0	$486.4	$517.7

The survival ratio, which is an industry measure of A&E claim reserves, is derived by dividing reserves for A&E exposures by average annual paid losses over the past three years. At December 31, 2008, AFG's three year survival ratio was 9.7 times average paid losses for the asbestos reserves and 9.3 times average paid losses for the total A&E reserves. Excluding amounts associated with the settlements of asbestos-related coverage litigation for A.P. Green Industries (see "Legal Proceedings") and another large claim, AFG's three year survival ratio was 8.2 and 8.1 times paid losses for the asbestos reserves and total A&E reserves, respectively. According to A.M. Best's most recent (November 2007) report on A&E, three year survival ratios were 8.6 for asbestos and 7.9 for total industry A&E reserves at December 31, 2006.

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

Competition

AFG's property and casualty insurance businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. See Item 1A - "Risk Factors." They also compete with self-insurance plans, captive programs and risk retention groups. Due to the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Financial strength ratings, price, commissions and profit sharing terms are also important factors. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped AFG compete successfully.

Annuity and Supplemental Insurance Operations

General

AFG's annuity and supplemental insurance operations are conducted through Great American Financial Resources, Inc. ("GAFRI"). In September 2007, GAFRI completed the acquisition of the shares of its common stock not previously owned by AFG, increasing AFG's ownership from 81% to 100%. GAFRI's primary insurance subsidiaries include Great American Life Insurance Company ("GALIC"), Annuity Investors Life Insurance Company ("AILIC"), Loyal American Life Insurance Company ("Loyal") and United Teacher Associates Insurance Company ("UTA"). These companies market retirement products, primarily fixed, indexed and variable annuities, and various forms of supplemental insurance. All of these companies sell their products through independent producers. In addition, certain GAFRI subsidiaries also sell products through captive agents. GAFRI and its subsidiaries employed approximately 1,100 persons at December 31, 2008.

In August 2006, GAFRI acquired Ceres Group, Inc. ("Ceres") for approximately $204 million in cash. Prior to the acquisition, Ceres' primary insurance subsidiaries sold health and life insurance products through two primary business segments. Its senior segment included Medicare supplement and other senior health, life and annuity products for individuals age 55 and over. Its medical segment included major medical health insurance for individuals, families, associations and small businesses. In connection with the acquisition, Ceres' insurance subsidiaries entered into reinsurance agreements under which all of Ceres' medical business and half of its in-force senior business were ceded to unaffiliated companies. As a result of these reinsurance transactions, Ceres has paid approximately $101 million in return of capital distributions to GAFRI since the acquisition. The retained Ceres business generated statutory premiums of $145 million in 2008 and $129 million in 2007.

In January 2006, GAFRI acquired the fixed annuity business written by Old Standard Life Insurance Company and Old West Life and Annuity Company through a reinsurance transaction resulting in an increase of approximately $280 million in both annuity benefits accumulated and cash and investments.

In January 2006, GAFRI sold its subsidiary, Great American Life Assurance Company of Puerto Rico, for $37.5 million in cash.

Following is certain information concerning GAFRI's largest subsidiaries (dollars in millions).
		2008
		Statutory	Policies	AM Best	S&P
Company	Principal Products	Premiums	In Force	Rating	Rating

GALIC	Fixed and indexed annuities	$1,214	387,000	A	A
AILIC	Fixed, indexed and
	variable annuities	419	118,000	A	A
UTA	Supplemental insurance	203	189,000	A-	Not rated
Loyal	Fixed annuities and
	supplemental insurance	108	112,000	A	Not rated

Statutory premiums of AFG's annuity and supplemental insurance companies over the last three years were as follows (in millions):

	Premiums
	2008	2007	2006

Non-403(b) indexed annuities	$ 571	$ 874	$ 608
Non-403(b) fixed annuities	311	272	375
403(b) fixed and indexed annuities	358	345	306
Bank fixed annuities	345	-	-
Variable annuities	91	81	87
Total annuities	1,676	1,572	1,376
Supplemental insurance	381	364	298
Life insurance	32	59	53
Total	$2,089	$1,995	$1,727

AFG believes that the ratings assigned by independent insurance rating agencies are important because agents, potential policyholders and school districts often use a company's rating as an initial screening device in considering annuity products. AFG believes that (i) a rating in the "A" category by A.M. Best is necessary to successfully market tax-deferred annuities to public education employees and other non-profit groups and (ii) a rating in the "A" category by at least one rating agency is necessary to successfully compete in other annuity markets. AFG's annuity and supplemental insurance entities also compete in markets other than the sale of tax-deferred annuities. Ratings are an important competitive factor; AFG believes that these entities can successfully compete in these markets with their respective ratings. AFG's annuity and supplemental insurance operations could be materially and adversely affected by ratings downgrades.

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

Supplemental Insurance Products

Loyal and UTA offer a variety of supplemental insurance products through independent agents. Principal products include coverage for Medicare supplement, cancer, long-term care, accidental injury, short-term disability and hospital indemnity. Ceres' subsidiaries offer Medicare supplement and other supplemental insurance products primarily for individuals age 55 and older through independent agents and a captive agency force.

Although GALIC no longer issues new life insurance policies, it continues to service and receive renewal premiums on its in-force block of approximately 160,000 policies and $25 billion gross ($6 billion net) of life insurance in force at December 31, 2008.

Marketing

The majority of AFG's FPDAs are sold in qualified markets under sections 403(b), 457 and 401(k) of the Internal Revenue Code. In the 403(b) and 457 markets, schools, government agencies and certain other non-profit organizations may allow employees to save for retirement through contributions made on a before-tax basis. In the 401(k) market, both for-profit and non-profit organizations may establish qualified retirement plans whereby employees are eligible to save for retirement through contributions made primarily on a before-tax basis. Federal income taxes are not payable on pretax contributions or earnings until amounts are withdrawn.

AFG sells its fixed rate annuities primarily through a network of approximately 200 managing general agents ("MGAs") who, in turn, direct approximately 2,300 actively producing independent agents. The top 10 MGAs accounted for less than one-third of AFG's fixed rate annuity premiums in 2008. The largest MGA represented less than 7% of total fixed rate annuity premiums in 2008. In 2008, AFG began selling fixed rate annuities through banks. National City Bank, which became a subsidiary of PNC Financial Group in December 2008, is its primary distribution channel for this business.

In recent years, AFG has offered its variable annuity as an ancillary product solely through its 403(b) and 401(k) sales channels. Approximately one-half of AFG's variable annuity sales in 2008 were made through a wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for AFG's variable annuity products.

AFG is licensed to sell its fixed annuity products in all 50 states; it is licensed to sell its variable products in all states except New York and Vermont. In 2008, no individual state accounted for more than 10% of AFG's annuity premiums other than Ohio (13%) and California (11%). At December 31, 2008, AFG had approximately 398,000 annuity policies in force.

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

Other Operations

Through subsidiaries, AFG is engaged in a variety of other operations, including commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina), Palm Beach (Sailfish Marina and Resort) and apartments in Louisville and Pittsburgh. These operations employed approximately 600 full-time employees at December 31, 2008.

Investment Portfolio

General  A summary of AFG's fixed maturity investments and equity securities is shown in Note E to the financial statements. For additional information on AFG's investments, see Item 7 - Management's Discussion and Analysis - "Investments." Portfolio yields are shown below.

	2008	2007	2006

Yield on Fixed Income Investments (a):
Excluding realized gains and losses	6.3%	5.8%	5.8%
Including realized gains and losses	5.5%	5.7%	5.6%

Yield on Equity Securities (a):
Excluding realized gains and losses	2.5%	2.8%	3.0%
Including realized gains and losses	(40.5%)	(5.8%)	8.8%

Yield on Investments (a)(b):
Excluding realized gains and losses	6.2%	5.6%	5.7%
Including realized gains and losses	3.8%	5.2%	5.7%

(a) Based on amortized cost; excludes effects of changes in unrealized gains. Realized losses include impairment charges.
(b) Excludes "Real Estate and Other Investments."

The table below compares total returns on AFG's fixed income and equity securities to comparable public indices. While there are no directly comparable indices to AFG's portfolio, the two shown below are widely used benchmarks in the financial services industry. Both AFG's performance and the indices include changes in unrealized gains and losses.
	2008	2007	2006

Total return on AFG's fixed income investments	(5.2%)	5.8%	5.0%
Barclays Capital U.S. Universal Bond Index	2.4%	6.5%	5.0%

Total return on AFG's equity securities	(27.0%)	(15.8%)	19.1%
Standard & Poor's 500 Index	(36.6%)	5.5%	15.8%

Fixed Maturity Investments

AFG's bond portfolio is invested primarily in taxable bonds. The National Association of Insurance Commissioners ("NAIC") assigns quality ratings, which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFG's available for sale bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 2008 (dollars in millions).

NAIC		Amortized	Fair Value
Rating	Comparable S&P Rating	Cost	Amount	%

1	AAA, AA, A	$11,399	$10,258	73%
2	BBB	3,482	3,023	21
	Total investment grade	14,881	13,281	94
3	BB	486	367	3
4	B	361	260	2
5	CCC, CC, C	175	127	1
6	D	45	44	*
	Total noninvestment grade	1,067	798	6
	Total	$15,948	$14,079	100%

(*) less than 1%

AFG invests in bonds and redeemable preferred stocks that have primarily intermediate-term maturities. This practice is designed to allow flexibility in reacting to fluctuations of interest rates.

Equity Investments

At December 31, 2008, AFG held common and perpetual preferred stocks with a fair value of $354 million, the largest of which was a $137 million common stock investment in Insurance Services Office, Inc. ("ISO"), a provider of risk information for insurance companies. ISO is contemplating an initial public offering under the name Verisk Analytics, Inc.

Regulation

AFG's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2009 from its insurance subsidiaries without seeking regulatory clearance is approximately $355 million.

Legislation has been proposed to establish procedures for insurers to be subject to federal regulation. The implications of this proposal on AFG's insurance operations cannot be determined at this time.

Most states have created insurance guaranty associations to provide for the payment of claims of insurance companies that become insolvent. Annual assessments for AFG's insurance companies have not been material.

ITEM 1A

Risk Factors

Following is a discussion of the material risk factors to investors in AFG securities.

Continued adverse developments in the financial markets and deterioration in global economic conditions could have a material adverse effect on AFG's results of operations and financial condition.

Worldwide economic conditions deteriorated significantly during 2008. The highly volatile debt and equity markets, lack of liquidity, widening credit spreads and the collapse of several financial institutions have resulted in significant realized and unrealized losses in AFG's investment portfolio. Although the U.S. and other foreign governments have taken, and continue to take, a number of unprecedented actions to try to stabilize the financial markets, it is unclear to what extent these actions will be effective.

AFG's investment performance could also be adversely impacted by the types of investments, industry groups and/or individual securities in which it invests. As of December 31, 2008, 85% of AFG's investment portfolio was invested in fixed maturity securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. AFG's equity securities, which represent 2% of its investment portfolio, are subject to market price volatility.

Mortgage-backed securities ("MBS") represented about one-third of AFG's fixed maturity securities at December 31, 2008. MBS in which the underlying collateral is subprime mortgages represented 3% of AFG's total fixed maturity portfolio at

December 31, 2008; MBS in which the underlying collateral is Alt-A mortgages (risk profile between prime and subprime) represented approximately 6%. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Fixed Maturity Portfolio."

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

In addition, the continuing economic downturn could have a material adverse effect on AFG's insureds and reinsurers. However, the impact that this would have on AFG's business cannot be predicted.

Legislation being debated in Congress could adversely impact the credit ratings of AFG's MBS portfolio, potentially resulting in material write-downs of these securities.

Certain proposed legislation aimed at resolving the mortgage loan crisis includes a provision that would allow bankruptcy judges to unilaterally change the terms of mortgage loans as part of the bankruptcy proceedings. Depending on its final form, the so-called bankruptcy cram-down bill could result in AFG's portfolio of highly-rated MBS being downgraded by rating agencies. To the extent such actions indicate AFG may not recover its entire carrying value, AFG may be required to record a material write-down (to fair value) on these investments even though the expected economic loss (difference between AFG's cost and ultimate recovery) would be relatively small.

AFG's ability to recognize future tax benefits on realized and unrealized investment losses is limited.

At December 31, 2008, AFG had net deferred tax assets of $415.7 million related to investment securities and $44.4 million related to capital loss carryforwards. Future realization of these assets, as well as the ability to record tax benefits on future realized and unrealized capital losses, will depend on management's assessment of available tax planning strategies such as realizing the existing appreciation in certain investment assets. If management believes realization of a deferred tax asset is not likely, a valuation allowance would be established by increasing income tax expense, or in the case of additional future unrealized losses, reducing accumulated other comprehensive income.

Continued adverse developments in the financial markets may limit AFG's access to capital.

Financial markets in the U.S. and elsewhere have been experiencing extreme volatility over the past several months. These circumstances have exerted downward pressure on stock prices and limited access to the equity and debt markets for certain issuers, including AFG.

The 364-day credit facility entered into by AFG in 2008 under which it can borrow up to $120 million expires in July 2009. There is no assurance that this facility will be renewed. In addition, AFG's access to funds through this facility and its primary credit facility is dependent on the ability of its banks to meet their funding commitments. At December 31, 2008, no amounts were borrowed under the $120 million facility and $465 million was borrowed under the $500 million credit facility.

If AFG cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition would be adversely affected.

Intense competition could adversely affect AFG's profitability.

The specialty insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. AFG's specialty insurance businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. In addition, certain foreign insurers can write business in the U.S. on a tax-advantaged basis and therefore hold a competitive advantage over AFG. AFG also competes with self-insurance plans, captive programs and risk retention groups. Peer companies and major competitors in some or all of AFG's specialty lines include ACE Ltd., American International Group Inc., Arch Capital Group Ltd., Chubb Corp., Cincinnati Financial Corp., CNA Financial Corp., Liberty Mutual, Markel Corp., Munich Re Group (Midland), Hartford Financial Services Group, HCC Insurance Holdings, Inc., RLI, The Travelers Companies Inc., Tokio Marine Holdings, Inc. (Philadelphia Consolidated), W.R. Berkley Corp., Wells Fargo Corporation, XL Capital Ltd., and Zenith National Insurance Corp.

AFG's annuity and supplemental insurance businesses compete with individual insurers and insurance groups, mutual funds and other financial institutions. Competitors include ING Life Insurance and Annuity Company, Metropolitan Life Insurance Company, American International Group Inc., Life Insurance Company of the Southwest, Midland National Life Insurance Company, Allianz Life Insurance Company of North America, Aviva Life and Annuity Company, Mutual of Omaha Insurance Company and Bankers Life and Casualty Company.

Competition is based on many factors, including service to policyholders and agents, product design, reputation for claims handling, ratings and financial strength. Price, commissions, fees, profit sharing terms, interest crediting rates, technology and distribution channels are also important factors. Some of AFG's competitors have more capital and greater resources than AFG, and may offer a broader range of products and lower prices than AFG offers. If competition limits AFG's ability to write new or renewal business at adequate rates, its results of operations will be adversely affected.

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

Existing insurance-related laws and regulations may become more restrictive in the future or new restrictive laws may be enacted; it is not possible to predict the potential effects of these laws and regulations. The costs of compliance or the failure to comply with existing or future regulations could harm AFG's financial results and its reputation with customers.

In December 2008, the Securities and Exchange Commission adopted rules effective January 2011 whereby certain indexed annuities will be considered securities which can only be sold by registered representatives. Approximately 43% of AFG's statutory annuity premiums in 2008 were from sales of indexed annuities. Future premium volume may be adversely impacted by these new rules.

New IRS regulations governing 403(b) plans became effective January 1, 2009. As a result, school districts and other not-for-profit employers are required to assume additional responsibilities for 403(b) plans offered to their employees. One consequence of these new regulations is that many of these employers are reviewing the companies offering 403(b) products to their employees. AFG's annuity premiums could be negatively impacted if its insurance company subsidiaries are excluded from school districts that have historically been the source of a significant amount of premiums.

The failure of AFG's insurance subsidiaries to maintain a commercially acceptable financial strength rating would have a significant negative effect on their ability to compete successfully.

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

AFG's property and casualty insurance subsidiaries record reserve liabilities for the estimated payment of losses and loss adjustment expenses for both reported and unreported claims. Due to the inherent uncertainty of estimating reserves, it has been necessary in the past, and will continue to be necessary in the future, to revise estimated liabilities as reflected in AFG's reserves for claims and related expenses. While AFG recorded favorable development of $242 million in 2008, $99 million in 2007 and $57 million in 2006, it had unfavorable development of $199 million (due primarily to A&E charges) in 2005. The historic development of reserves for losses and loss adjustment expense may not necessarily reflect future trends in the development of these amounts. Accordingly, it is not appropriate to extrapolate redundancies or deficiencies based on historical information. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period in which the deficiency is recognized.

AFG's results could be negatively impacted by severe weather conditions or other catastrophes.

AFG recorded catastrophe losses of $59 million in 2008 (principally wind-related storm damage from hurricanes Gustav and Ike and tornadoes), $5 million in 2007 and $22 million in 2006 (primarily from tornadoes). Catastrophes (some of which are seasonal) can be caused by natural events such as hurricanes, windstorms, tornadoes, hailstorms, severe winter weather, earthquakes, explosions and fire, and by man-made events, such as terrorist attacks and riots. The extent of losses from a catastrophe is a function of the amount of insured exposure in the area affected by the event and the severity of the event. In addition, certain catastrophes could result in both property and non-property claims from the same event. A severe catastrophe or a series of catastrophes could result in losses exceeding AFG's reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

Volatility in crop prices could negatively impact AFG's financial results.

Weather conditions and the level of crop prices in the commodities market heavily impact AFG's crop insurance business. These factors are inherently unpredictable and could result in significant volatility in the results of the crop insurance business from one year to the next.

Further declines in used car prices could negatively impact AFG's financial results.

AFG's run-off residual value business is heavily impacted by the level of used car prices obtained at auction. Further declines in the market value of used automobiles could result in significant losses.

The inability to obtain reinsurance or to collect on ceded reinsurance could adversely impact AFG's results.

AFG relies on the use of reinsurance to limit the amount of risk it retains. The following amounts of gross property and casualty premiums have been ceded to other insurers: 2008 - $1.4 billion (32%); 2007 - $1.3 billion (32%); and 2006 - $1.3 billion (32%). The availability and cost of reinsurance are subject to prevailing market conditions, which are beyond AFG's control and which may affect AFG's level of business and profitablility. AFG also reinsures the death benefits above certain retained amounts on its run-off life insurance business. AFG is also subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve AFG of its liability to insureds.

Variations from the actuarial assumptions used to establish certain assets and liabilities in AFG's annuity and supplemental insurance business could negatively impact AFG's reported financial results.

The earnings on certain products sold by AFG's annuity and supplemental insurance business depend significantly upon the extent to which actual experience is consistent with the assumptions used in setting reserves and establishing and amortizing deferred policy acquisition costs ("DPAC"). These assumptions relate to investment yields (and spreads over fixed annuity crediting rates), mortality, surrenders, annuitizations and, on some policies, morbidity. Developing such assumptions is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. These assumptions, and therefore AFG's results of operations, could be negatively impacted by changes in any of the factors listed above. For example, AFG recorded pretax charges of $10.0 million in 2008 related to the impact of poor stock market performance on its variable annuity business.

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

Carl H. Lindner is Chairman of the Board of Directors of AFG, and his sons, Carl H. Lindner III and S. Craig Lindner, are each Co-Chief Executive Officers and Directors of AFG. Carl H. Lindner, Carl H. Lindner III and S. Craig Lindner beneficially own 6.6%, 10.2% and 9.3% of AFG's outstanding Common Stock as of February 1, 2009. As a result, certain members of the Lindner family have the ability to exercise significant influence over AFG's management, including over matters requiring shareholder approval.

The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.

The price of AFG's Common Stock as listed on the NYSE and Nasdaq Global Select Market constantly changes. During 2008, AFG's Common Stock traded at prices ranging between $13.65 and $32.00. AFG's Common Stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include but are not limited to:

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
  general economic conditions, including volatility in the financial markets; and
  geopolitical conditions such as acts or threats of terrorism or military conflicts.

ITEM 2

Properties

Subsidiaries of AFG own several buildings in downtown Cincinnati. AFG and its affiliates occupy about half of the aggregate 675,000 square feet of commercial and office space in these buildings.

AFG's insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including Great American's and GAFRI's home offices in Cincinnati. In December 2007, AFG signed a 15-year lease for space in a new office tower currently under construction in downtown Cincinnati. The new building is scheduled for completion in 2011 and will enable AFG to consolidate operations from several leased locations. A property and casualty insurance subsidiary owns approximately 177,000 square feet of office space on 17.5 acres of land in Richfield, Ohio, approximately two-thirds of which it occupies; the remaining space is leased to unaffiliated tenants. A GAFRI subsidiary owns a 45,000 square foot office building in Mission, Kansas which is for sale. See Item 1 - "Other Operations" for a discussion of AFG's other commercial real estate operations.

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

AFG's insurance company subsidiaries and its 100%-owned subsidiary, American Premier Underwriters (including its subsidiaries, "American Premier"), are parties to litigation and receive claims alleging injuries and damages from asbestos, environmental and other substances and workplace hazards and have established loss accruals for such potential liabilities. The ultimate loss for these claims may vary materially from amounts currently recorded as the conditions surrounding resolution of these claims continue to change.

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

In 2003, Great American Insurance Company entered into an agreement, which was approved by the Bankruptcy Court, for the settlement of coverage litigation related to A.P. Green asbestos claims. The settlement of $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest) has been fully accrued and allows up to 10% of the settlement to be paid in AFG Common Stock. The settlement agreement is conditioned upon confirmation of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies.

During 2007, the Bankruptcy Court confirmed the A. P. Green Plan of Reorganization which includes the injunction required by Great American's settlement agreement. Certain parties appealed the confirmation on issues that management believes are ancillary to the Great American settlement.

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

	2008		2007
	High	Low	High	Low

First Quarter	$29.30	$24.19	$36.84	$32.87
Second Quarter	30.45	25.23	36.30	33.33
Third Quarter	32.00	24.58	34.92	23.94
Fourth Quarter	29.75	13.65	30.82	26.50

There were approximately 8,200 shareholders of record of AFG Common Stock at February 1, 2009. In 2008 and 2007, AFG declared and paid quarterly dividends of $.125 and $.10 per share, respectively. In January 2009, AFG increased its quarterly dividend to $.13 per share. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

ITEM 6

Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).
	2008	2007	2006	2005	2004
Earnings Statement Data:
Total Revenues	$4,293	$4,379	$4,225	$3,984	$3,868
Operating Earnings Before Income Taxes	316	639	694	327	585
Earnings from Continuing Operations	196	381	428	196	366
Discontinued Operations	-	2	25	11	-
Cumulative Effect of Accounting Changes (a)	-	-	-	-	(6)
Net Earnings	196	383	453	207	360

Basic Earnings (Loss) Per Common Share:
Earnings from Continuing Operations	$1.71	$3.24	$3.63	$1.69	$3.31
Discontinued Operations	-	.01	.21	.09	-
Cumulative Effect of Accounting Change	-	-	-	-	(.05)
Net Earnings Available to Common Shares	1.71	3.25	3.84	1.78	3.26

Diluted Earnings (Loss) Per Common Share:
Earnings from Continuing Operations	$1.67	$3.09	$3.54	$1.66	$3.26
Discontinued Operations	-	.01	.21	.09	-
Cumulative Effect of Accounting Change	-	-	-	-	(.05)
Net Earnings Available to Common Shares	1.67	3.10	3.75	1.75	3.21

Cash Dividends Paid Per Share of Common Stock	$.50	$.40	$.37	$.33	$.33

Ratio of Earnings to Fixed Charges Including
Annuity Benefits (b)	1.63	2.40	2.62	1.77	2.42

Balance Sheet Data:
Total Assets	$26,428	$25,808	$25,101	$22,816	$22,560
Long-term Debt	1,030	937	921	1,000	1,106
Minority Interest	112	100	284	261	220
Shareholders' Equity	2,490	3,046	2,929	2,458	2,431

(a)	Reflects the implementation of required accounting changes.

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

The ratio of earnings to fixed charges excluding interest credited to annuity policyholders' accounts was 4.75, 8.49, 9.15, 4.58 and 7.02 for 2008, 2007, 2006, 2005 and 2004, respectively. Although the ratio of earnings to fixed charges excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, some investors and lenders may not consider interest credited to annuity policyholders' accounts a borrowing cost for an insurance company, and accordingly, believe this ratio is meaningful.

ITEM 7

Management's Discussion and Analysis

of Financial Condition and Results of Operations

____________________________________________________________________________________

INDEX TO MD&A
	Page		Page
General	24	Results of Operations	40
Overview	24	General	40
Critical Accounting Policies	25	Income Items	40
Liquidity and Capital Resources	25	Expense Items	47
Ratios	25	Recent Accounting Standards	48
Parent and Subsidiary Liquidity	26	Proposed Accounting Standards	48
Contractual Obligations	27
Off-Balance Sheet Arrangements	28
Investments	28
Uncertainties	32

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

At December 31, 2008, AFG (parent) held approximately $186 million in cash and securities, of which it expects to use $136 million to retire its Senior Debentures due April 2009. At December 31, 2008, AFG had $120 million available under a bank line of credit expiring in July 2009 and $35 million available under a bank line of credit expiring in 2011.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses and in the sale of traditional fixed, indexed and variable annuities and a variety of supplemental insurance products.

The property and casualty business is cyclical in nature with periods of high competition resulting in low premium rates, sometimes referred to as a "soft market" or "downcycle" followed by periods of reduced competition and higher premium rates, referred to as a "hard market" or "upcycle." The 1990's were a soft market period; prices started to harden in 2000 and accelerated significantly following the terrorist attacks in 2001. Rate increases for AFG's specialty businesses moderated during the latter part of 2003 and that trend continued until 2005, when renewal rates were flat. While AFG's workers' compensation operations experienced significant rate decreases from 2005 through 2008, reflecting the improved claims environment from reform legislation, overall average renewal pricing was down about 2% in 2006 and 4% in 2007 and 2008.

AFG reported net earnings of $195.8 million ($1.67 per share diluted) in 2008 compared to $383.2 million ($3.10 per share diluted) in 2007. Results for 2008 reflect higher net realized losses on investments, including other than temporary impairments. In addition, improved earnings in AFG's annuity and supplemental insurance operations and increased investment income were more than offset by lower property and casualty underwriting profits.

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

	December 31,
	2008	2007
Consolidated debt	$1,030	$ 937
Total capital (*)	4,351	4,108
Ratio of debt to total capital:
Including debt secured by real estate	23.7%	22.8%
Excluding debt secured by real estate	22.5%	21.5%

(*) Includes consolidated debt, minority interest and
shareholders' equity (excluding unrealized gains
(losses) related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.63 for the year ended December 31, 2008. Excluding annuity benefits, this ratio was 4.75 for 2008. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

The NAIC's model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2008, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements.

Parent and Subsidiary Liquidity

Parent Holding Company Liquidity  Management believes AFG has sufficient resources to meet its liquidity requirements. If funds generated from operations, including dividends, tax payments and borrowings from subsidiaries, are insufficient to meet fixed charges in any period, AFG would be required to utilize parent company cash and marketable securities or to generate cash through borrowings, sales of other assets, or similar transactions.

AFG can borrow up to $500 million under its revolving credit facility, which expires in 2011. AFG had $465 million in borrowings outstanding under this agreement at December 31, 2008, bearing interest at a rate of 4.4%. In October 2008, AFG used funds borrowed under its credit facility to repurchase $37.3 million of its 7-1/8% Senior Debentures due April 2009 for $37.2 million. At February 1, 2009, AFG (parent) had enough cash and marketable securities to retire the remaining $136 million in Senior Debentures due April 2009.

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

In February 2009, AFG and Great American Insurance Company ("GAI") established an intercompany credit facility under which AFG can borrow up to $50 million.

During 2008, AFG repurchased approximately 1.8 million shares of its Common Stock for $47.4 million. During 2007, AFG repurchased 6.9 million shares of its Common Stock for approximately $199 million, funded the $239 million in costs associated with GAFRI's purchase of its Common Stock not previously owned by AFG, and redeemed the $59.5 million of 7-1/8% Debentures that matured in December 2007.

To better facilitate flows of capital between AFG (parent company) and its annuity and supplemental insurance operations, GAI paid a dividend to AFG in December 2007 in the form of its majority ownership in GAFRI, giving AFG 100% direct ownership of GAFRI.

During 2006, AFG repurchased $43.5 million of its 7-1/8% debentures due 2009 for $45.6 million in cash.

All debentures issued by AFG (and AAG Holding Company, a GAFRI subsidiary) are rated investment grade by three nationally recognized rating agencies. Subsequent to filing this Form 10-K, AFG intends to file an automatically effective shelf registration statement under which AFG can offer additional equity or debt securities. The shelf registration provides AFG with flexibility to access the capital markets from time to time as market and other conditions permit.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary's contribution to amounts due under AFG's consolidated tax return.

Subsidiary Liquidity  In December 2007, National Interstate Corporation ("NATL"), a 53%-owned subsidiary of GAI, entered into a five-year unsecured credit agreement under which it can borrow up to $75 million, subject to certain conditions. Amounts borrowed bear interest at rates ranging from .45% to .9% (currently .65%) over LIBOR based on NATL's credit rating. In May 2008, NATL borrowed $15 million under the credit agreement to redeem its subordinated debentures at par.

In June 2008, GAFRI used cash on hand to redeem its $28.5 million in 6-7/8% notes at maturity. In the first quarter of 2007, AAG Holding used funds borrowed under a bank credit line to redeem its $22 million in outstanding 8-7/8% Subordinated Debentures for $22.9 million in cash. During 2006, AAG Holding repurchased $68.5 million of its 6-7/8% Senior Notes due 2008 for $70.8 million in cash.

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

For statutory accounting purposes, equity securities of non-affiliates are generally carried at fair value. At December 31, 2008, AFG's insurance companies owned publicly traded equity securities with a fair value of $328 million. In addition, GAI's investment in NATL common stock had a fair value of $182 million and a statutory carrying value of $144 million at December 31, 2008. Decreases in market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group's dividend-paying capability.

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

		Within			More than
	Total	One Year	2-3 Years	4-5 Years	5 Years
Annuity, life, accident and
health liabilities (a)	$12,193	$1,619	$2,657	$2,432	$5,485
Property and casualty unpaid
losses and loss adjustment
expenses (b)	6,764	2,000	2,200	1,300	1,264
Long-term debt, including
interest	1,719	192	560	74	893
Operating leases (c)	324	37	69	49	169
Total (d)	$21,000	$3,848	$5,486	$3,855	$7,811

(a)	Reserve projections include anticipated cash benefit payments only. Projections do not include any impact for future earnings or additional premiums.
(b)

Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $2.6 billion as follows: Within 1 year - $800 million;
2-3 years - $800 million; 4-5 years - $500 million; and thereafter - $510 million. Actual payments and their timing could differ significantly from these estimates.

(c)	Includes 15-year lease for new office space with rentals averaging approximately $11.6 million per year beginning in 2011.
(d)	AFG's $45 million liability for unrecognized tax benefits as of December 31, 2008, is not included because the period of payment cannot be reliably estimated.

AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2008.

Off-Balance Sheet Arrangements  See Note O - "Additional Information - Financial Instruments with Off-Balance Sheet Risk" to the financial statements.

As discussed under "Collateralized Loan Obligations" in Note O to the Financial Statements, AFG owns interests in certain variable interest entities which are not required to be consolidated. There are no contractual requirements or intentions to make additional investments in these entities (which would be "reconsideration events" requiring analysis to determine if AFG would be the primary beneficiary of the entity). See "Proposed Accounting Standards."

Investments  AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG's investment portfolio at December 31, 2008, contained $14.1 billion in "Fixed maturities" classified as available for sale and $354 million in "Equity securities", all carried at fair value. In addition, $281 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.

As detailed under "Net Unrealized Loss on Marketable Securities" in Note E to the Financial Statements, unrealized gains and losses on AFG's fixed maturity and equity securities are included in Shareholders' Equity after adjustments for related changes in deferred policy acquisition costs and certain liabilities related to annuities, minority interest and deferred income taxes. DPAC applicable to annuity products is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding increases or decreases (net of tax) included in equity under "Accumulated other comprehensive income (loss)." At December 31, 2008, DPAC associated with annuity products was increased by approximately $790 million due to $1.2 billion in unrealized losses on securities resulting in an increase in equity of approximately $514 million, net of tax. The amount to which DPAC can be increased is limited to the actual annuity acquisition costs initially deferred plus interest. As of December 31, 2008, AFG estimates that it could incur approximately $800 million in additional pretax unrealized losses on securities held by its annuity subsidiaries before it reaches its maximum adjustment to DPAC of an additional $500 million.

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2008, the average life of AFG's fixed maturities was about six years.

Management is responsible for the valuation of AFG's portfolio and uses data from pricing services as well as non-binding broker quotes in determining fair value. Prices obtained from these sources are reviewed by internal investment professionals who are familiar with the securities being priced and the markets in which they trade. Equity securities are generally priced using closing prices obtained from pricing services. For mortgage-backed securities ("MBS"), prices are generally obtained from two or three of these sources. AFG's investment professionals select the price they believe most appropriate. For the other two-thirds of AFG's fixed maturities, 90% are priced using a pricing service and the balance is priced internally or by using a non-binding broker quote. Prices obtained from a broker or pricing service are adjusted only in cases where they are deemed not to be representative of an appropriate exit price (fewer than 1% of the securities).

Increasing turmoil in the global financial markets has caused credit spreads (the difference in rates between U.S. government bonds and other fixed maturities) to widen significantly during 2008. These wider spreads, as well as a lack of liquidity and the collapse of several financial institutions, were the primary cause of AFG's pretax net unrealized loss on fixed maturities rising from $47 million at December 31, 2007, to $1.9 billion at December 31, 2008.

Approximately 94% of the fixed maturities held by AFG at December 31, 2008, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

MBS represented approximately one-third of its fixed maturities at December 31, 2008. MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.

Summarized information for AFG's MBS (including those classified as trading) at December 31, 2008, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The Alt-A securities have an average life of approximately 5 years, the majority of which are backed by fixed-rate mortgages. The subprime securities have an average life of approximately 4 years; substantially all are collateralized by fixed-rate mortgages.
					% Rated
	Amortized		Fair Value as	Unrealized	Investment
Collateral type	Cost	Fair Value	% of Cost	Gain (Loss)	Grade
Residential:
Agency-backed	$ 828	$ 839	101%	$ 11	100%
Non-agency prime	2,526	2,061	82	(465)	98
Alt-A	1,092	817	75	(275)	82
Subprime	477	360	75	(117)	89
Commercial	1,119	906	81	(213)	100
Other	35	28	80	(7)	83
	$6,077	$5,011	82%	($1,066)	95%

At December 31, 2008, AFG owned approximately $764 million in securities with credit enhancement provided by bond insurers, including $577 million of insured municipal bonds, $90 million in insured subprime securities (included in the $360 million in total subprime exposure discussed above) and $85 million in insured corporate bonds. Approximately 89% of the insured municipal bonds carry an explicit underlying rating (i.e. without credit enhancement) with an average of A+, and 52% of the corporate bonds carry an explicit underlying rating with an average of A+. None of the insured subprime securities carry an explicit underlying rating. Management does not believe the risk of loss on the securities without underlying credit ratings is material to AFG's financial condition.

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at December 31, 2008, is shown in the following table (dollars in millions). Approximately $310 million of available for sale "Fixed maturities" and $74 million of "Equity securities" had no unrealized gains or losses at December 31, 2008.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for sale Fixed Maturities
Fair value of securities	$3,844	$ 9,925
Amortized cost of securities	$3,690	$11,948
Gross unrealized gain (loss)	$ 154	($ 2,023)
Fair value as % of amortized cost	104%	83%
Number of security positions	1,215	1,801
Number individually exceeding
$2 million gain or loss	7	326
Concentration of gains (losses) by
type or industry (exceeding 5% of
unrealized):
Mortgage-backed securities	$ 36.0	($1,101.8)
Banks, savings and credit institutions	11.7	(236.8)
Insurance companies	1.6	(132.2)
Gas and electric services	15.4	(60.2)
Direct obligations of the U.S. Government	25.1	-
States and municipalities	17.4	(19.6)
Percentage rated investment grade	99%	94%

Equity Securities
Fair value of securities	$ 161	$ 119
Cost of securities	$ 47	$ 176
Gross unrealized gain (loss)	$ 114	($ 57)
Fair value as % of cost	344%	67%
Number of security positions	9	56
Number individually exceeding
$2 million gain or loss	1	10

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at December 31, 2008, based on their fair values. Asset- backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	with	with
	Unrealized	Unrealized
Maturity	Gains	Losses
One year or less	6%	2%
After one year through five years	41	23
After five years through ten years	27	29
After ten years	5	5
	79	59
Mortgage-backed securities (average
life of 5-1/2 years)	21	41
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at December 31, 2008

Securities with unrealized gains:
Exceeding $500,000 (70 issues)	$ 753	$ 71	111%
Less than $500,000 (1,145 issues)	3,091	83	103
	$3,844	$ 154	104%

Securities with unrealized losses:
Exceeding $500,000 (816 issues)	$6,962	($1,889)	79%
Less than $500,000 (985 issues)	2,963	(134)	96
	$9,925	($2,023)	83%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Loss	Basis
Securities with Unrealized
Losses at December 31, 2008

Investment grade fixed maturities with losses for:
Less than one year (1,203 issues)	$7,113	($1,111)	86%
One year or longer (370 issues)	2,184	(642)	77
	$9,297	($1,753)	84%

Non-investment grade fixed maturities with losses for:
Less than one year (135 issues)	$ 397	($ 147)	73%
One year or longer (93 issues)	231	(123)	65
	$ 628	($ 270)	70%

Common equity securities with losses for:
Less than one year (14 issues)	$ 23	($ 14)	62%
One year or longer (- issues)	-	-	-
	$ 23	($ 14)	62%

Perpetual preferred equity securities with losses for:
Less than one year (23 issues)	$ 61	($ 19)	76%
One year or longer (19 issues)	35	(24)	59
	$ 96	($ 43)	69%

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
  whether the unrealized loss is credit-driven or a result of changes in market interest rates, the extent to which fair value is less than cost basis,
  historical operating, balance sheet and cash flow data contained in issuer SEC filings and news releases, near-term prospects for improvement in the issuer and/or its industry, third party research and communications with industry specialists, financial models and forecasts,
  the continuity of dividend payments, maintenance of investment grade ratings and hybrid nature of certain investments, discussions with issuer management, and
  ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value.

Based on its analysis of the factors listed above, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability and intent to hold the securities until they recover in value. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG's ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in future periods. Further significant declines in the fair value of AFG's investment portfolio could have a significant adverse effect on AFG's liquidity. For information on AFG's realized gains (losses) on securities, including charges for "other than temporary" impairment, see Management's Discussion and Analysis - "Results of Operations - Realized Gains (Losses) on Securities."

Uncertainties  As more fully explained in the following paragraphs, management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations.

Property and Casualty Insurance Reserves Estimating the liability for unpaid losses and loss adjustment expenses ("LAE") is inherently judgmental and is influenced by factors that are subject to significant variation. Determining the liability is a complex process incorporating input from many areas of the company including actuarial, underwriting, pricing, claims and operations management.

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

In determining management's best estimate of the ultimate liability, management (including Company actuaries) considers items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, the nature and maturity of lines of insurance, general economic trends and the legal environment. In addition, historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors are analyzed using actuarial reserve development techniques. Weighing all of the factors, the management team determines a single or "point" estimate that it records as its best estimate of the ultimate liabilities. Ranges of loss reserves are not developed by Company actuaries. This reserve analysis and review is completed each quarter and for every line of business.

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
  Ultimate claim severity
  Reported loss ratios
  Projected ultimate loss ratios
  Loss payment patterns

Within each line, results of individual methods are reviewed, supplementary statistical information is analyzed, and all data from underwriting, operating and claim management are considered in deriving management's best estimate of the ultimate liability. This estimate may be the result of one method, or a weighted average of several methods, or a judgmental selection as the management team determines is appropriate.

The following table shows (in millions) the breakdown of AFG's property and casualty reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves).
	Gross Loss Reserves at December 31, 2008
				Total
	Case	IBNR	LAE	Reserve
Statutory Line of Business
Other liability - occurrence	$ 468	$1,517	$ 340	$2,325
Workers' Compensation	692	331	124	1,147
Other liability - claims made	224	419	121	764
Special property (fire, allied lines,
inland marine, earthquake)	682	52	30	764
Commercial Auto/Truck Liability/Medical	139	188	68	395
Commercial multi-peril	141	96	83	320
Other lines	151	472	149	772
Total Statutory Reserves	2,497	3,075	915	6,487

Adjustments for GAAP:
Deferred gains on retroactive reinsurance	-	84	-	84
Reserves of foreign operations	101	121	3	225
Loss reserve discounting	(24)	-	-	(24)
Other	(8)	-	-	(8)
Total Adjustments for GAAP	69	205	3	277

Total GAAP Reserves	$2,566	$3,280	$ 918	$6,764

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system that can eliminate the risk of actual ultimate results differing from such estimates. As shown in footnote (a) to the reserve development table (loss triangle) on page 8, the original estimates of AFG's liability for losses and loss adjustment expenses, net of reinsurance, over the past 10 years have developed through December 31, 2008, to be deficient (for six years) by as much as 19.7% and redundant (for four years) by as much as 9.2% (excluding the effect of special charges for asbestos, environmental and other mass tort exposures). This development illustrates the historical impact caused by variability in factors considered in estimating its insurance reserves.

Following is a discussion of certain critical variables affecting the estimation of the more significant long-tail lines of business (asbestos, environmental and other mass tort liabilities are separately discussed below). Many other variables may also impact ultimate claim costs.

An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. However, future results could vary due to an unexpected change in the underlying cost trends. This unexpected change could arise from a variety of sources including a general increase in economic inflation, inflation from social programs, new medical technologies, or other factors such as those listed below in connection with our largest lines of business. It is not possible to isolate and measure the potential impact of just one of these variables and future cost trends could be partially impacted by several such variables. However, it is reasonable to address the sensitivity of the reserves to potential impact from changes in these variables by measuring the effect of a possible overall 1% change in future cost trends that may be caused by one or more variables. Utilizing the effect of a 1% change in overall cost trends enables changes greater than 1% to be estimated by extrapolation. Each additional 1% change in the cost trend would increase the effect on net earnings by an amount slightly (about 5%) greater than the effect of the previous 1%. For example, if a 1% change in cost trends in a line of business would change net earnings by $20 million, a 2% change would change net earnings by approximately $41 million.

The estimated cumulative impact that a one percent change in cost trends would have on net earnings is shown below (in millions).

Effect of 1%
Change in
Line of business	Cost Trends
Other Liability - Occurrence	$27
Workers' Compensation	20
Other Liability - Claims made	11
Commercial Auto/Truck Liability/Medical	4
Commercial Multi-peril	5

The judgments and uncertainties surrounding management's reserve estimation process and the potential for reasonably possible variability in management's most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (in millions) what the impact on AFG's net earnings would be on the more significant lines of business if the December 31, 2008, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.
	5-yr. Average	Net Reserves(**)	Effect on Net
	Development(*)	December 31, 2008	Earnings(**)

Other Liability - Occurrence	(1.8%)	$891	$16
Workers' Compensation	.1%	725	-
Other Liability - Claims made	2.7%	478	(13)
Commercial Auto/Truck Liability/
Medical	(3.0%)	239	7
Commercial Multi-peril	(.8%)	216	2

(*) Unfavorable (favorable), net of tax effect.
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

  Litigious climate
  Unpredictability of judicial decisions regarding coverage issues
  Magnitude of jury awards
  Outside counsel costs
  Timing of claims reporting

AFG recorded favorable development of $72 million in 2008, $91 million in 2007 and $23 million in 2006 related to its other liability-occurrence coverage where both the frequency and severity of claims were lower than previously projected.

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
  Timing of claims reporting

AFG's workers' compensation business is written primarily in California. Significant reforms passed by the California state legislature in 2003 and in 2004 reduced employer premiums and set treatment standards for injured workers. AFG recorded favorable prior year loss development of $32 million in 2008, $22 million in 2007 and $23 million in 2006 due primarily to the impact of the legislation on medical claim costs being more favorable than previously anticipated. As claims incurred in 2003 through 2005 are now reaching a higher percentage of settlement and maturity, management is able to estimate the ultimate costs of these claims with more precision.

While the standard actuarial techniques do reflect expected favorable impacts from the reforms, the magnitude of future cost savings depends on the implementation and interpretation of the reforms throughout the workers' compensation system over the next several years. Although management applies the actuarial methods mentioned above, more judgment is involved in arriving at the final reserve to be held. For recent accident years, more weight is given to the methods based on claim count and severity. To determine the appropriate reserve level, management reviewed the frequency, severity and loss and LAE ratios implied by the projections from the standard methods in light of the uncertainties of future cost savings and recent rate actions since the reforms. Due to the long-tail nature of this business, AFG has recognized the favorable effects of the reform legislation on more recent claims only after a higher percentage of claims have been paid and the ultimate impact of reforms could be estimated with more precision.

Other Liability - Claims Made

This long-tail line of business consists mostly of directors' and officers' liability. Some of the important variables affecting estimation of loss reserves for other liability - claims made include:

  Litigious climate
  The economy
  Variability of stock prices
  Magnitude of jury awards

The general state of the economy and the variability of the stock price of the insured can affect the frequency and severity of shareholder class action suits that trigger coverage under directors' and officers' liability policies.

AFG recorded favorable prior year loss development of $29 million in 2008 on its directors' and officers' liability business as claim severity was significantly less than expected. AFG recorded adverse prior year loss development of $2 million in 2008, $1 million in 2007 and $13 million in 2006 on its lawyers' professional liability business (now in run-off) as claim severity continued to be higher than previous underlying assumptions.

While management applies the actuarial methods mentioned above, more judgment is involved in arriving at the final reserve to be held. The selection of methods vary by subdivision of the data within this line. Some businesses within this line use the Paid Development method while others use the Case Incurred Development method and the Bornhuetter-Ferguson method.

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

AFG recorded favorable prior year loss development of $8 million in 2008, $7 million in 2007 and $25 million in 2006 for this line of business as claim severity was significantly lower than in prior assumptions.

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

AFG recorded favorable prior year loss development of $7 million in 2008 and adverse prior year loss development of $21 million in 2007 and $7 million in 2006 on its run-off homebuilders business (mostly from exposures in California and Nevada).

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

See Item 1 - "Business" - "Property and Casualty Operations - Reinsurance" for more information on AFG's reinsurance programs. For additional information on the effect of reinsurance on AFG's historical results of operations see Note N -

"Insurance - Reinsurance" and the gross loss development table under Item 1 - "Business" - "Property and Casualty Operations - Loss and Loss Adjustment Expense Reserves."

The following table illustrates the effect that purchasing reinsurance has had on AFG's combined ratio over the last three years.

	2008	2007	2006
Before reinsurance (gross)	89.1%	81.0%	88.0%
Effect of reinsurance	(1.5)	2.3	(.4)
Actual (net of reinsurance)	87.6%	83.3%	87.6%

Asbestos and Environmental-related ("A&E") Insurance Reserves  Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2008	2007
Asbestos	$315.2	$335.5
Environmental	83.5	87.3
A&E reserves, net of reinsurance recoverable	398.7	422.8
Reinsurance recoverable, net of allowance	67.3	63.6
Gross A&E reserves	$466.0	$486.4

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

Establishing reserves for A&E claims relating to policies and participations in reinsurance treaties and former operations is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used and a meaningful range of loss cannot be estimated. Case reserves and expense reserves are established by the claims department as specific policies are identified. In addition to the case reserves established for known claims, management establishes additional reserves for claims not yet known or reported and for possible development on known claims. These additional reserves are management's best estimate based on periodic detailed "ground up" studies adjusted for payments and identifiable changes, supplemented by management's review of industry information about such claims, with due consideration to individual claim situations. Management believes that estimating the ultimate liability for asbestos claims presents a unique and difficult challenge to the insurance industry due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry is engaged in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase.

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

During 2008, AFG completed a comprehensive internal review of asbestos and environmental exposures relating to the run-off operations of its property and casualty group. Previous studies, which were done with the aid of outside actuarial and engineering firms and specialty outside counsel, were completed in 2007, 2005 and 2003, respectively.

As a result of the internal review, AFG recorded a $12 million charge (net of reinsurance recoverables) to increase the property and casualty group's A&E reserves in the second quarter of 2008. The outside study in 2007 resulted in AFG recording a pretax charge of $44.2 million (net of reinsurance recoverables) to increase its insurance A&E reserves. Management expects to conduct an outside study of its A&E reserves in 2009 and another internal comprehensive review in 2010. For a discussion of the 2008 and 2007 A&E reserve strengthening, see Management's Discussion and Analysis - "Results of Operations - Asbestos and Environmental Reserve Charges."

AFG tracks its A&E claims by policyholder. The following table shows, by type of claim, the number of policyholders that did not receive any payments in the calendar year separate from policyholders that did receive a payment. Policyholder counts represent policies written by AFG subsidiaries and do not include assumed reinsurance.

	2008	2007	2006
Number of policyholders with no payments:
Asbestos	108	83	103
Environmental	275	269	273
	383	352	376

Number of policyholders with payments:
Asbestos	83	115	97
Environmental	23	18	15
	106	133	112

Total	489	485	488

Amounts paid (net of amounts received from reinsurers) for asbestos and environmental claims, including loss adjustment expenses, were as follows (in millions):

	2008	2007	2006
Asbestos	$26.6	$46.9	$24.2
Environmental	9.8	13.5	8.0
Total	$36.4	$60.4	$32.2

Contingencies related to Subsidiaries' Former Operations  The A&E studies discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier's predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by GAFRI. The 2008 comprehensive internal review resulted in a $3 million pretax charge to increase reserves for estimated clean-up costs at GAFRI's former manufacturing sites. As a result of the 2007 study, American Premier's and GAFRI's A&E reserves were increased by $41 million and $2 million, respectively, reflecting higher estimates of the cost of mesothelioma claims (partially offset by lower claim counts) and increased clean-up estimates at certain former rail and manufacturing sites. At December 31, 2008, American Premier and GAFRI had liabilities aggregating $93 million and $8 million, respectively, for claims and contingencies arising from these former operations. Management expects to conduct a comprehensive review of these liabilities in conjunction with the property and casualty group's A&E studies. For a discussion of the uncertainties in determining American Premier's and GAFRI's ultimate liability, see Note L - "Contingencies" to the Financial Statements.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 2008

General  The following table shows AFG's net earnings and diluted earnings per share as stated in the Statement of Earnings as well as the after tax effect of other items included in these GAAP measures that are listed below to assist investors in analyzing their impact on the trend in operating results (in millions, except per share amounts):

	2008	2007	2006

Net earnings	$195.8	$383.2	$453.4
After tax income (expense) items included in
net earnings:
Special asbestos, environmental and other
mass tort charges	(9.8)	(56.4)	-
Gains on sales of New York assets and coal properties	-	-	29.0
Tax resolution benefit	-	-	8.7
Realized investment gains (losses)	(270.1)	(46.5)	18.6
Discontinued operations (a)	-	1.8	25.2

Diluted per share amounts:
Net earnings	$1.67	$3.10	$3.75
Special asbestos, environmental and other
mass tort charges	(.09)	(.46)	-
Gains on sales of New York assets and coal properties	-	-	.24
Tax resolution benefit	-	-	.07
Realized investment gains (losses)	(2.31)	(.38)	.16
Discontinued operations (a)	-	.01	.21

(a) Includes an after tax gain on the sale of hotel operations of $25.8 million
($.21 per share) in 2006.

Excluding the effects of items shown in the table above, net earnings decreased in 2008 compared to 2007 as higher earnings from the annuity and supplemental insurance operations and higher investment income were more than offset by lower underwriting profits within the specialty property and casualty operations. Net earnings increased in 2007 compared to 2006 due primarily to improved property and casualty underwriting results and increased investment income.

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

Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses, loss adjustment expenses, underwriting expenses and policyholder dividends to premiums. A combined ratio under 100% indicates an underwriting profit. The combined ratio does not reflect investment income, other income or federal income taxes.

While AFG desires and seeks to earn an underwriting profit on all of its business, it is not always possible to do so. As a result, AFG attempts to expand in the most profitable areas and control growth or even reduce its involvement in the least profitable ones.

AFG's combined ratio has been better than the industry average for twenty-two of the last twenty-three years and excluding AFG's special A&E charges, for all twenty-three years. Management believes that AFG's insurance operations have performed better than the industry as a result of product line diversification, stringent underwriting discipline, alignment of incentives, and, more recently, a specialty niche focus.

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	2008	2007	2006
Gross Written Premiums (GAAP)
Property and transportation	$2,160	$1,834	$1,657
Specialty casualty	1,273	1,309	1,426
Specialty financial	596	585	535
California workers' compensation	238	249	302
Other	-	3	14
	$4,267	$3,980	$3,934
Net Written Premiums (GAAP)
Property and transportation	$1,292	$1,132	$1,036
Specialty casualty	816	789	839
Specialty financial	492	488	424
California workers' compensation	213	233	285
Other	73	70	74
	$2,886	$2,712	$2,658
Combined Ratios (GAAP)
Property and transportation	87.9%	77.9%	82.3%
Specialty casualty	75.2	74.7	84.9
Specialty financial (a)	109.2	94.6	110.2
California workers' compensation	78.2	78.3	74.1
Total Specialty	87.3	81.3	87.5
Aggregate (including discontinued lines)(b)	87.6%	83.3%	87.6%

(a)	Includes 21.1 points in 2008, 5.8 points in 2007 and 21.5 points in 2006 for the effect of losses related to the residual value business (in run-off).
(b)	Includes .4 points in 2008 and 1.6 points in 2007 for the effect of special charges to strengthen A&E reserves.

Gross and net written premiums increased 7% and 6%, respectively, in 2008 compared to 2007. Significantly higher premiums in the crop operations and premiums from the Marketform operations acquired in January 2008, more than offset declines in certain other Specialty operations resulting from a soft market and depressed economic conditions. Apart from rate decreases in the California workers' compensation business, average renewal rates in AFG's other specialty operations were down about 3% for the year.

The Specialty insurance operations generated an underwriting profit of $364 million in 2008, $142 million lower than in 2007. The 2008 combined ratio increased 6.0 points to 87.3%. Increased losses in the run-off automobile residual value insurance ("RVI") operations, higher catastrophe losses, lower underwriting profits in the crop business and the effects of a softer market more than offset higher favorable reserve development.

Pretax losses from catastrophes (principally wind-related storm damage from hurricanes Gustav and Ike and tornadoes in the Midwestern part of the United States) totaled $59 million (2.1 points) in 2008. By comparison, catastrophe losses for 2007 were negligible. Specialty insurance results for 2008 include 8.7 points of favorable reserve development compared to 5.7 points in 2007.

Gross and net written premiums for the Specialty insurance operations increased 2% in 2007 compared to 2006. Premium growth within the Property and transportation and Specialty financial groups was offset by the impact of significant rate declines in the California workers' compensation business, softening market conditions within certain of the Specialty casualty group operations and the impact of the RVI business and earthquake-exposed excess property operations previously placed in run-off.

The Specialty insurance operations generated an underwriting profit of $506 million in 2007, $184 million higher than in 2006. The 2007 combined ratio improved 6.2 points compared to 2006. These improvements were largely driven by a higher amount of favorable reserve development, primarily within the Specialty casualty group, higher earnings in the crop insurance business and lower losses from the RVI business in run-off. Specialty insurance results for 2006 include 2.3 points of favorable reserve development.

Property and transportation gross and net written premiums increased significantly in 2008 due to the effect of higher spring commodity pricing on crop operations, partially offset by lower premiums in the property and inland marine operations resulting from a competitive marketplace. The property and transportation group reported an underwriting profit of $156 million in 2008, $89 million lower than in 2007. The combined ratio of 87.9% increased 10.0 points over 2007 as a result of lower underwriting profits in the crop operations and higher catastrophe losses, which were offset somewhat by higher favorable reserve development. Notwithstanding the impact of catastrophes, AFG's other property and transportation businesses continued to have strong underwriting results in 2008. Results for 2008 include $50 million (3.9 points) of catastrophe losses compared to minimal catastrophe losses in 2007. There were 5.0 points of favorable reserve development in 2008 compared to 4.0 points in 2007.

Gross and net written premiums increased in 2007 compared to 2006 primarily as a result of growth in the crop and transportation operations. The 2007 underwriting profit of $245 million was 41% higher than in 2006. These results were primarily due to significantly higher crop insurance earnings and minimal catastrophe losses in 2007 compared to $19.3 million (2.0 points) in 2006.

Specialty casualty gross written premiums decreased in 2008 due primarily to stronger competition in the excess and surplus lines and softening in the homebuilders market, offset somewhat by the addition of Marketform in the first quarter of 2008. Net written premiums increased slightly in 2008 as greater retention in some of AFG's casualty operations more than offset the effect of these items. This group reported an underwriting profit of $199 million in 2008, 5% lower than in 2007. The combined ratio increased .5 points to 75.2% as improved results in the executive liability operations were more than offset by declines in underwriting profits due to lower premiums in the excess surplus lines and general liability operations. Results for 2008 include 15.3 points of favorable reserve development compared to 12.7 points in 2007.

Gross and net written premiums decreased in 2007 compared to 2006 primarily due to stronger competition in the excess and surplus lines and softening in the homebuilders market, which affected AFG's general liability coverages. The Specialty casualty group's 2007 underwriting profit of $209 million was 73% higher than in 2006. Results for 2006 include 1.2 points of favorable reserve development.

Specialty financial gross and net written premiums for 2008 were comparable to 2007. This group reported an underwriting loss of $46 million in 2008. Its combined ratio was 109.2%, an increase of 14.6 points over 2007. The 2008 loss resulted from sharp declines in used car sales prices in the run-off RVI business under a policyholder contract which had not experienced losses prior to 2008. Excluding the effect of RVI, the group's 2008 combined ratio was 86.8%, a 2.1 point improvement over 2007. Results for 2008 include 2.9 points of favorable reserve development compared to 1.2 points in 2007.

Gross and net written premiums increased in 2007 compared to 2006, primarily due to growth in the financial institutions, lease and loan, and fidelity and surety operations, which was partly offset by lower premiums resulting from the run-off of the RVI business. The higher net written premium growth rate reflects a decrease in premiums ceded under reinsurance agreements within the lease and loan businesses. This group's combined ratio of 94.6% improved 15.6 points compared with 2006. This improvement is due primarily to lower losses in the run-off RVI business. Excluding the effect of RVI, the group's combined ratio would have been 88.9% for 2007, about the same as in 2006.

California workers' compensation gross and net written premiums decreased in 2008 compared to 2007 as rate reductions in the traditional workers' compensation business were partially offset by increased sales of the recently targeted excess workers' compensation products. This group reported solid profitability with a combined ratio of 78.2%, a slight improvement over the 2007 period. The improved claims environment resulting from the California workers' compensation reform legislation has continued to benefit AFG's results as well as those of the industry. The California renewal rate reductions averaged about 14% in 2008, and indicate some moderation in rate reductions compared to the last several years. AFG filed for a 5% rate increase effective January 1, 2009, consistent with the increase approved by the California Insurance commissioner in October 2008. There were 15.8 points of favorable reserve development in 2008 compared to 9.2 points in 2007.

Due to the long-tail nature of this business, AFG has recognized the favorable effects of the reform legislation on more recent claims only after a higher percentage of claims have been paid and the ultimate impact of reforms could be estimated with more precision.

Gross and net written premiums decreased in 2007 compared to 2006 due to renewal rate reductions averaging about 22% for the year. This business produced excellent profitability throughout 2007, reflecting the ongoing positive effects of the California workers' compensation reforms that have resulted in an improving claims environment while also providing reduced workers' compensation costs for employers through lower premium levels. The 2007 combined ratio was 4.2 points higher than the same period a year earlier, reflecting the results of rate reductions, which have been responsive to the improved claims environment. Results for 2006 include 8.0 points of favorable reserve development.

Asbestos and Environmental Reserve Charges  AFG has undertaken periodic reviews of its asbestos and environmental reserves. During 2008, AFG completed a comprehensive internal review of asbestos and environmental exposures relating to the run-off operations of its property and casualty group and exposures related to former railroad and manufacturing operations and sites. Previous studies, which were done with the aid of outside actuarial and engineering firms and specialty outside counsel, were completed in 2007, 2005 and 2003, respectively.

As a result of the internal review, AFG recorded a $12 million charge (net of reinsurance recoverables) to increase the property and casualty group's asbestos and environmental reserves in the second quarter of 2008. During the course of this review, there were no newly identified emerging trends or issues that management believes significantly impact the overall adequacy of AFG's A&E reserves. The modest increases were primarily due to reassessments of the potential losses on certain outstanding cases.

The review relied on a comprehensive exposure analysis by AFG's internal A&E claims specialists and actuaries in consultation with external actuaries and outside specialty counsel. It considered products and non-products exposures, paid claims history, the pattern of new claims, settlements and projected development, as appropriate. Management believes that the asbestos legal climate remains very difficult to predict. While progress continues to be made in state asbestos tort reform and judicial rulings, that progress has been somewhat offset by the lack of reform in certain jurisdictions, increased claims costs, increased defense costs, the assertion of non-products theories and an expanding pool of plaintiffs and defendants. Environmental claims likewise present challenges in prediction, due to uncertainty regarding the interpretation of insurance policies, complexities regarding multi-party involvements at sites, evolving clean up standards and protracted time periods required to assess the level of clean up required at contaminated sites.

At December 31, 2008, the property and casualty group's A&E reserves were $399 million, net of reinsurance recoverables. The survival ratio is a measure often used by industry analysts to compare A&E reserves strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2008, AFG's three year survival ratios were 9.7 times paid losses for the asbestos reserves and 9.3 times paid losses for the total A&E reserves. Excluding amounts associated with the settlements of asbestos-related coverage litigation for A.P. Green Industries (see "Legal Proceedings") and another large claim, AFG's three year survival ratios were 8.2 and 8.1 times paid losses for the asbestos reserves and total A&E reserves, respectively. According to A.M. Best's most recent (November 2007) report on A&E, three year survival ratios were 8.6 for asbestos and 7.9 for total industry A&E reserves at December 31, 2006.

As a result of the 2007 study, AFG recorded a $44.2 million charge (net of reinsurance) in the second quarter to increase the property and casualty group's asbestos reserves by $30.8 million and its environmental reserves by $13.4 million. The primary causes of the increase in asbestos reserves were an increase in settlement amounts attributable to mesothelioma claims, the impact of a large case settlement with an installer of material containing asbestos, and continuing uncertainties related to non-product liability exposures. These trends were partially offset by lower than anticipated notices of new accounts and favorable development in the assumed reinsurance run-off operations. The primary reason for the increase in environmental reserves was a reassessment of the potential amount of loss related to certain environmental sites owned by a single insured.

In addition to the property and casualty group, the 2008 internal review encompassed reserves for asbestos and environmental exposures of the former railroad and manufacturing operations. As a result, AFG recorded a second quarter 2008 charge of $3 million (included in other expenses) to increase environmental reserves related to GAFRI's former manufacturing operations. The 2007 study resulted in a second quarter charge of $43.0 million (included in other expenses), including a $19.0 million increase in asbestos reserves resulting from increasing estimates of the cost of mesothelioma claims partially offset by lower estimated overall claim counts and a $24.0 million increase in environmental reserves due primarily to increased clean up estimates at certain former railroad and manufacturing sites.

The 2007 study relied on a ground-up exposure analysis. With respect to asbestos, it considered products and non-products exposures, paid claims history, the pattern of new claims, settlements and projected development.

Loss development  As shown in Note N - "Insurance - Insurance Reserves," AFG's property and casualty operations recorded favorable loss development of $242 million in 2008, $99 million in 2007 and $57 million in 2006 related to prior accident years. Major areas of favorable (adverse) development were as follows (in millions):

	2008	2007	2006
Property and transportation	$ 65	$ 45	$37
Specialty casualty	124	105	10
Specialty financial	15	6	-
California workers' compensation	32	22	23
Other specialty	15	(25)	(10)
Total Specialty	251	153	60
Special asbestos, environmental and
other mass tort charges	(12)	(44)	-
Other	3	(10)	(3)
	$242	$ 99	$57

The favorable development in Property and transportation related primarily to lower than expected claim frequency and severity in crop and ocean marine products. Also contributing to the favorable development in 2007 and 2006 was lower than expected claim frequency and severity in specialty commercial automobile and inland marine products.

Favorable reserve development in Specialty casualty in 2008 reflects lower severity on claims in the nursing home liability product, general liability, homebuilders and executive liability for large accounts as well as lower than expected frequency in homebuilders, executive liability for small accounts and the program (leisure camps, fairs and festivals, and sports and leisure) business. The favorable development in Specialty casualty during 2007 was the result of lower than expected frequency and severity in the nursing home liability product and general liability business. The nursing home liability product also contributed to the favorable development in 2006, along with insurance products for non-profit organizations, partially offset by adverse development in professional liability in run-off and certain other run-off businesses.

Favorable reserve development in Specialty financial during 2008 and 2007 resulted from lower than expected claim severity in the surety and fidelity and crime products.

The favorable development in California workers' compensation reflects lower than expected claim severity and frequency as a result of the workers' compensation reform legislation passed in 2003 and 2004.

The development in Other specialty reflects adjustments to the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998, net of related amortization.

Statutory Annuity Premiums  The following table summarizes AFG's annuity sales (statutory, in millions).

	2008	2007	2006
403(b) Fixed and Indexed Annuities:
First Year	$ 49	$ 62	$ 56
Renewal	165	146	135
Single Sum	144	137	115
Subtotal	358	345	306

Non-403(b) Indexed Annuities	571	874	608
Non-403(b) Fixed Annuities	311	272	375
Bank Fixed Annuities	345	-	-
Variable Annuities	91	81	87
Total Annuity Premiums	$1,676	$1,572	$1,376

The increase in annuity premiums in 2008 reflects sales through the new bank distribution channel, as well as increased sales of traditional fixed annuities, partly offset by lower sales of indexed annuities in the single premium market. The 14% increase in statutory annuity premiums in 2007 compared to 2006 reflects higher non-403(b) indexed annuity sales, partially offset by lower sales of traditional fixed annuities in AFG's non-403(b) line of business.

Life, Accident and Health Premiums and Benefits  The following table summarizes AFG's life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	2008	2007	2006
Premiums
Supplemental insurance operations
First Year	$ 79	$ 72	$ 49
Renewal	325	319	265
Life operations (in run-off)	31	33	35
GA Life of Puerto Rico	-	-	6
	$435	$424	$355

Benefits
Supplemental insurance operations	$289	$298	$238
Life operations (in run-off)	48	48	44
GA Life of Puerto Rico	-	-	4
	$337	$346	$286

The decrease in life, accident and health benefits in 2008 is due primarily to favorable results in AFG's long term care business. The increase in life, accident and health premiums in 2007 reflects the August 2006 acquisition of Ceres.

Investment Income  Investment income increased $118.2 million (12%) for 2008 compared to 2007 due primarily to higher yields on certain fixed maturity investments. This increase includes $77.3 million in interest income earned on derivative mortgage-backed securities ("MBS"), primarily non-agency interest-only securities with interest rates that float inversely with short-term rates. AFG's derivative MBS, the majority of which were purchased in late 2007 and early 2008, had a carrying value of $229 million at December 31, 2008. These securities have benefited from a slowing rate of prepayments and significantly lower short-term interest rates, which are reflective of a very weak housing market and general economic conditions. The 7% increase in investment income for 2007 compared to 2006 reflects higher average cash and investments. AFG's yield on fixed income securities, excluding realized gains and losses, was approximately 6.3% in 2008 and 5.8% in 2007 and 2006.

Realized Gains (Losses) on Securities  Net realized gains (losses) on securities consisted of the following (in millions):

	2008	2007	2006

Net realized gains (losses) on disposals	($ 98.8)	$ 42.5	$51.8
Charges for impairment	(446.1)	(127.9)	(25.7)
Changes in the fair value of derivatives	67.6	7.8	-
Adjustments to annuity deferred policy
acquisition costs and related items	50.9	6.8	2.9
	($426.4)	($ 70.8)	$29.0

Net realized losses on disposals for 2008 includes third quarter losses of $79.9 million on the sales of securities issued by Fannie Mae, Freddie Mac, Washington Mutual, Lehman Brothers and AIG. Realized gains for 2006 includes a $23.6 million pretax gain on the sale of AFG's interest in The Cincinnati Reds.

Impairment charges for 2008 include $141.3 million attributable to investments in financial institutions (primarily banks and credit institutions), $97.1 million to write down certain mortgage-backed securities and $47.6 million to write down investments in communication companies. Impairment charges include $64.2 million in 2007 to write down AFG's equity investment in National City Corporation to fair value and $10.3 million in 2006 to write down two equity security positions.

The change in fair value of derivatives includes net gains of $67.8 million in 2008 and $5.2 million in 2007 from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, marinas, apartments and office buildings; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Earnings as shown below (in millions).

	2008	2007	2006
Other income	$75.2	$85.2	$134.9
Other operating and general expenses	65.9	65.9	67.1
Interest charges on borrowed money	4.1	4.1	2.7
Minority interest expense	-	.1	3.4

Income from real estate operations includes a pretax gain of $44.6 million on the sale of New York real estate assets in 2006. Other income also includes net pretax gains on the sales of other real estate assets of $6.7 million in 2008, $15.4 million in 2007 and $23.2 million in 2006.

Real Estate Operations - Discontinued In 2006, GAFRI sold Chatham Bars Inn, a resort hotel located on Cape Cod, Massachusetts, for $166 million. After sales expenses, contingencies and the write-off of certain deferred acquisition costs on annuities associated with the gain recognition, GAFRI recognized a pretax gain of approximately $48.7 million. In 2007, GAFRI received an additional escrow payment in connection with the sale. The operating results and gains on the sales of Chatham are included in discontinued operations in the Statement of Earnings. See Note K - "Discontinued Operations."

Other Income  The $24.1 million decrease in other income for 2008 compared to 2007 reflects a $17.4 million decrease in income from AFG's warranty business and lower gains from the sale of real estate (discussed above).

The $20.6 million decrease in other income in 2007 compared to 2006 reflects the gains on sale of real estate assets discussed above, partially offset by fee income generated from the reinsurance agreements entered into in connection with the Ceres acquisition in August 2006, higher policy charges related to growth in the annuity business and higher fee income in the property and casualty dealer services business.

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. On deferred annuities (annuities in the accumulation phase), interest is generally credited to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), additional reserves are accrued for (i) persistency and premium bonuses and (ii) excess benefits expected to be paid for future deaths and annuitizations. Changes in investment yields, crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect these additional reserves and could result in charges (or credits) to earnings in the period the projections are modified.

In the fourth quarter of 2008, AFG conducted its annual review of actual results and future assumptions underlying its annuity operations. As a result of the review, AFG recorded a $19.1 million charge to annuity benefits related to changes in these assumptions (primarily related to investment yields). Annuity benefits increased an additional $27.4 million in 2008 compared to 2007 and $27.8 million in 2007 compared to 2006, reflecting growth in the annuity business.

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

As a result of the 2008 annual review of actual results and future assumptions discussed above in "Annuity Benefits," AFG recorded a $15.3 million reduction in annuity and supplemental insurance acquisition expenses due to changes in these assumptions (primarily related to investment yields). This reduction was partially offset by $10.0 million in DPAC write-offs due to the impact of poor stock market performance on its variable annuity business. AFG had approximately $50 million in DPAC related to its variable annuity business in its balance sheet at December 31, 2008. As a result of the 2007 annual review, AFG recorded a $9.4 million write-off of DPAC due to increased mortality in the run-off life operations. In 2006, no significant adjustments were deemed necessary.

The vast majority of the annuity and supplemental insurance group's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to further write-offs of DPAC or PVFP in the future.

Other Operating and General Expenses  The $61.0 million decrease in other operating and general expenses for 2008 compared to 2007 reflects a $45.1 million decrease in the expenses of AFG's warranty business and special charges of $3.0 million in 2008 compared to $43.0 million in 2007 to increase liabilities for asbestos and environmental exposures related to AFG's former railroad and manufacturing operations. For a discussion of the internal review and outside study that resulted in the A&E charges, see "Asbestos and Environmental Reserve Charges" under Results of Operations - "Property and Casualty Insurance - Underwriting." In addition to the special A&E charges, other operating and general expenses for 2007 reflects a $16.0 million increase in the expenses of AFG's warranty business compared to 2006.

Other operating and general expenses for 2006 include $7.3 million in losses on retirement of debt and a $4.2 million goodwill write-off in the annuity and supplemental insurance operations.

Income Taxes  See Note J - "Income Taxes" to the Financial Statements for an analysis of items affecting AFG's effective tax rate.

RECENT ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which is effective January 1, 2009, for calendar year companies. Under SFAS No. 160, noncontrolling (minority) interest ($112 million at December 31, 2008) will be reported in AFG's Balance Sheet as a separate component of shareholders' equity; net earnings attributable to noncontrolling (minority) interests will be recorded in AFG's Statement of Earnings as a deduction from net income (instead of as an expense) in deriving net income attributable to AFG. In addition, SFAS No. 160 requires that purchases and sales of equity interests in less than 100%-owned subsidiaries that do not result in a change of control be accounted for as equity transactions and, upon loss of control, requires any interest retained to be recorded at fair value with a gain or loss recognized in earnings. AFG's historical financial statements will be retroactively adjusted to reflect the implementation of this standard beginning with its March 31, 2009, Form 10-Q.

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

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires an issuer of convertible debt instruments that may be settled for cash (including partial cash settlements) to separately account for the liability and equity components in a manner that reflects the issuer's nonconvertible debt borrowing rate at the date of issuance. The difference between the fair value of the debt component and the initial proceeds from issuance is recorded as a component of equity. The resulting debt discount would be amortized as additional interest expense over the period the debt is outstanding. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. Accordingly, the new rule would change the accounting for AFG's Senior Convertible Notes through their redemption in June 2008. The impact of implementing the FSP would be a reduction in AFG's net income of less than $3 million in each of the last three years. Since the impact is immaterial, AFG does not intend to restate its financial statements for the provisions of the FSP.

Proposed Accounting Standards

In September 2008, the FASB issued an exposure draft, "Proposed Statement, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140", which would eliminate the concept of qualifying special purpose entities, revise the sale recognition requirements for transfers of financial assets, establish conditions for transfer of a portion of a financial asset, and require the initial measurement of beneficial interests that are received as proceeds in connection with transfers of financial assets at fair value.

In connection with the proposed changes to SFAS No. 140, the FASB also issued an exposure draft that would amend FIN 46(R), "Consolidation of Variable Interest Entities," to change the method of analyzing whether or not a company must consolidate a variable interest entity ("VIE") to a primarily qualitative determination of control instead of today's quantitative risks and rewards model.

In addition, this proposed standard would require this determination to be reevaluated whenever circumstances change instead of only when specified reconsideration events occur. As discussed under "Collateralized Loan Obligations" in Note O to the Financial Statements, AFG is the investment manager for six unconsolidated collateralized loan obligations, which had assets totaling $1.7 billion at December 31, 2008.

AFG is currently evaluating the impact of the proposed changes to SFAS No. 140 and FIN 46(R), which are scheduled to become effective beginning January 1, 2010.

In November 2008, the Securities and Exchange Commission ("SEC") issued a proposed roadmap regarding the use of International Financial Reporting Standards ("IFRS") by U.S. issuers of financial statements. Under the proposed roadmap, AFG would be required to prepare its financial statements in accordance with IFRS instead of U.S. GAAP beginning in 2014. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board ("IASB"). While U.S. GAAP and IFRS have converged in many areas, the IASB is currently considering methodologies for valuing insurance contract liabilities that may be significantly different from the methodologies required by GAAP. AFG is currently assessing the impact that the adoption of IFRS would have on its financial statements and will continue to monitor the development of the potential implementation of IFRS.

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

Fixed Maturity Portfolio  The fair value of AFG's fixed maturity portfolio is directly impacted by changes in market interest rates. AFG's fixed maturity portfolio is comprised of primarily fixed rate investments with intermediate-term maturities. This practice is designed to allow flexibility in reacting to fluctuations of interest rates. The portfolios of AFG's insurance operations are managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. AFG's annuity and run-off life operations attempt to align the duration of their invested assets to the projected cash flows of policyholder liabilities.

The following table provides information about AFG's "available for sale" fixed maturity investments at December 31, 2008 and 2007, that are sensitive to interest rate risk. The table shows principal cash flows (in millions) and related weighted average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-backed securities ("MBS") and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

	December 31, 2008			December 31, 2007
	Principal			Principal
	Cash Flows	Rate		Cash Flows	Rate
2009	$ 718	7.7%	2008	$ 914	5.7%
2010	1,053	7.8	2009	996	5.5
2011	1,519	7.6	2010	1,222	5.6
2012	2,010	7.0	2011	1,559	5.6
2013	2,282	7.4	2012	2,048	5.9
Thereafter	8,787	6.7	Thereafter	8,436	5.8

Total	$16,369	7.0%	Total	$15,175	5.7%

Fair Value	$14,079		Fair Value	$15,141

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

								Fair
	First	Second	Third	Fourth	Fifth	Thereafter	Total	Value
2008	$1,377	$1,256	$1,152	$1,108	$1,104	$4,656	$10,653	$9,781
2007	1,340	1,175	1,119	1,081	1,024	4,358	10,097	9,599

At December 31, 2008, the average stated crediting rate on the in-force block of AFG's principal fixed annuity products was approximately 3.7%. The current stated crediting rates (excluding bonus interest) on new sales of AFG's fixed annuity products generally range from 3.0% to 4.0%. AFG estimates that its effective weighted-average crediting rate on its in-force business over the next five years will approximate 3.6%. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

AFG's indexed annuities represented approximately 20% of annuity benefits accumulated at December 31, 2008. These annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG's strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives and adjusted to fair value through current earnings as annuity benefits. Adjusting these derivatives to fair value had a net effect of less than 2% of annuity benefits in 2008, 2007 and 2006.

Long-Term Debt  The following table shows scheduled principal payments (in millions) on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter.

	December 31, 2008			December 31, 2007
	Scheduled			Scheduled
	Principal			Principal
	Payments	Rate		Payments	Rate
2009	$137.2	7.1%	2008	$218.9	4.4%
2010	1.2	5.8	2009	174.6	7.1
2011	9.0	10.2	2010	2.8	7.6
2012	1.4	5.9	2011	9.1	10.1
2013	1.5	5.9	2012	1.4	5.9
Thereafter	379.2	7.1	Thereafter	399.0	7.1

Total	$529.5	7.2%	Total	$805.8	6.4%

Fair Value	$423.1		Fair Value	$832.9

In the second quarter of 2008, AFG paid $189.7 million in cash and issued 2.4 million shares of Common Stock to redeem its Senior Convertible Notes due 2033 (included as a scheduled 2008 payment at December 31, 2007, in the table above).

AFG had $465 million and $116 million in borrowings outstanding under a bank credit facility at December 31, 2008 and 2007, respectively.

ITEM 8

Financial Statements and Supplementary Data
Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet:
December 31, 2008 and 2007	F-2

Consolidated Statement of Earnings:
Years ended December 31, 2008, 2007, and 2006	F-3

Consolidated Statement of Changes in Shareholders' Equity:
Years ended December 31, 2008, 2007, and 2006	F-4

Consolidated Statement of Cash Flows:
Years ended December 31, 2008, 2007, and 2006	F-5

Notes to Consolidated Financial Statements	F-6

"Selected Quarterly Financial Data" has been included in Note M to the
Consolidated Financial Statements.

Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.

ITEM 9A

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG's internal control over financial reporting during the fourth fiscal quarter of 2008 that materially affected, or are reasonably likely to materially affect, AFG's internal control over financial reporting. There have been no significant changes in AFG's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG's principal executive officers and principal financial officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2008, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting AFG's evaluation of the effectiveness of its internal control over financial reporting, AFG was not required to and has not included Marketform Group Limited and Strategic Comp Holdings, LLC, which were acquired in 2008. These acquisitions constituted less than 1% of total assets as of December 31, 2008 and less than 2% of total revenues and net earnings for the year then ended. Refer to Note B to the consolidated financial statements for further discussion of these acquisitions.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG's evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

American Financial Group, Inc.

We have audited American Financial Group, Inc.'s (the Company's) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Marketform Group Limited and Strategic Comp Holdings, LLC, which are included in the 2008 consolidated financial statements of American Financial Group, Inc. and constituted less than 1% of total assets as of December 31, 2008, and less than 2% of total revenues and net earnings for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at these entities because the Company acquired these entities during 2008. Our audit of internal control over financial reporting of American Financial Group, Inc. also did not include an evaluation of the internal control over financial reporting of these acquired entities.

In our opinion, American Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 25, 2009, expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Cincinnati, Ohio
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in connection with implementing a new accounting standard, the Company changed its method of accounting for unrecognized tax benefits in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Financial Group, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009, expressed an unqualified opinion thereon.

                                          /s/ERNST & YOUNG LLP

Cincinnati, Ohio

February 25, 2009

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Millions)

	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$ 1,264.0	$ 815.9
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $15,948.1 and $15,188.1)	14,079.3	15,140.7
Trading - at fair value	280.5	274.1
Equity securities - at fair value
Common stocks (cost - $118.6 and $723.4)	216.5	750.7
Perpetual preferred stocks (cost - $178.4 and $191.1)	137.1	172.6
Mortgage loans	308.9	358.8
Policy loans	283.6	273.2
Real estate and other investments	300.6	268.1
Total cash and investments	16,870.5	18,054.1
Recoverables from reinsurers and prepaid
reinsurance premiums	4,301.7	3,664.1
Agents' balances and premiums receivable	629.7	560.6
Deferred policy acquisition costs	2,343.1	1,394.4
Deferred income taxes	593.9	182.2
Other receivables	414.8	475.4
Variable annuity assets (separate accounts)	415.9	692.5
Other assets	647.7	579.8
Goodwill	210.2	204.4

	$26,427.5	$25,807.5

Liabilities and Capital:
Unpaid losses and loss adjustment expenses	$ 6,764.2	$ 6,168.4
Unearned premiums	1,697.9	1,668.2
Annuity benefits accumulated	10,652.7	10,096.6
Life, accident and health reserves	1,539.8	1,483.7
Payables to reinsurers	504.1	363.8
Long-term debt	1,029.7	936.9
Variable annuity liabilities (separate accounts)	415.9	692.5
Accounts payable, accrued expenses and other
liabilities	1,221.6	1,251.4
Total liabilities	23,825.9	22,661.5

Minority interest	111.6	99.9

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 115,599,169 and 113,499,080 shares outstanding	115.6	113.5
Capital surplus	1,235.8	1,186.5
Retained earnings	1,841.6	1,733.5
Accumulated other comprehensive income (loss),
net of tax	(703.0)	12.6
Total shareholders' equity	2,490.0	3,046.1

	$26,427.5	$25,807.5

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(In Millions, Except Per Share Data)
	Year ended December 31,
	2008	2007	2006
Income:
Property and casualty insurance premiums	$2,867.2	$2,702.7	$2,563.1
Life, accident and health premiums	434.6	423.7	354.7
Investment income	1,123.2	1,005.0	939.1
Realized gains (losses) on securities	(426.4)	(70.8)	29.0
Other income	294.1	318.2	338.8
	4,292.7	4,378.8	4,224.7

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,622.3	1,432.3	1,480.3
Commissions and other underwriting expenses	889.4	820.0	764.8
Annuity benefits	418.0	371.5	343.7
Life, accident and health benefits	336.8	345.7	285.6
Annuity and supplemental insurance
acquisition expenses	177.3	175.1	141.8
Interest charges on borrowed money	70.0	71.3	72.5
Other operating and general expenses	463.0	524.0	441.6
	3,976.8	3,739.9	3,530.3
Operating earnings before income taxes	315.9	638.9	694.4
Provision for income taxes	115.9	225.8	234.6

Net operating earnings	200.0	413.1	459.8

Minority interest expense	(4.2)	(31.7)	(31.6)
Earnings from continuing operations	195.8	381.4	428.2
Discontinued operations, net of tax	-	1.8	25.2

Net Earnings	$ 195.8	$ 383.2	$ 453.4

Basic earnings per Common Share:
Continuing operations	$1.71	$3.24	$3.63
Discontinued operations	-	.01	.21
Net earnings available to Common Shares	$1.71	$3.25	$3.84

Diluted earnings per Common Share:
Continuing operations	$1.67	$3.09	$3.54
Discontinued operations	-	.01	.21
Net earnings available to Common Shares	$1.67	$3.10	$3.75

Average number of Common Shares:
Basic	114.4	117.7	118.0
Diluted	116.7	123.2	120.5

Cash dividends per Common Share	$.50	$.40	$.37

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars In Millions)
				Accumulated
		Common Stock		Other
	Common	and Capital	Retained	Comprehensive
	Shares	Surplus	Earnings	Income (Loss)	Total

Balance at January 1, 2006	117,101,271	$1,272.7	$1,134.1	$ 50.8	$2,457.6

Net earnings	-	$ -	$ 453.4	$ -	$ 453.4
Other comprehensive income (loss),
net of tax:
Change in unrealized gains on securities	-	-	-	(.1)	(.1)
Change in foreign currency translation	-	(4.9)	-	4.3	(.6)
Total comprehensive income					452.7

Dividends on Common Stock	-	-	(43.2)	-	(43.2)
Shares issued:
Exercise of stock options	2,421,667	59.4	-	-	59.4
Other benefit plans	112,744	3.1	-	-	3.1
Dividend reinvestment plan	185,211	5.0	-	-	5.0
Shares tendered in option exercises	(515,227)	(6.0)	(10.7)		(16.7)
Stock-based compensation expense	-	7.0	-	-	7.0
Capital transactions of subsidiaries	-	3.6		-	3.6
Cash in lieu of stock-split
fractional shares	(1,738)	(.1)	-	-	(.1)
Other	-	-	-	.5	.5

Balance at December 31, 2006	119,303,928	$1,339.8	$1,533.6	$ 55.5	$2,928.9

Cumulative effect of accounting change	-	$ -	($ 14.9)	$ -	($ 14.9)
Net earnings	-	-	383.2	-	383.2
Other comprehensive income (loss),
net of tax:
Change in unrealized gains (losses)
on securities	-	-	-	(60.4)	(60.4)
Change in foreign currency translation	-	-	-	23.6	23.6
Change in unrealized pension and other
postretirement benefits	-	-	-	1.9	1.9
Total comprehensive income					348.3

Dividends on Common Stock	-	-	(47.4)	-	(47.4)
Shares issued:
Exercise of stock options	804,617	18.9	-	-	18.9
Other benefit plans	196,001	6.7	-	-	6.7
Dividend reinvestment plan	180,138	5.5	-	-	5.5
Other stock-based compensation expense	-	9.4	-	-	9.4
Shares acquired and retired	(6,948,439)	(78.9)	(120.2)	-	(199.1)
Shares tendered in option exercises	(37,165)	(.4)	(.8)	-	(1.2)
Effect of minority interest repurchased	-	-	-	(8.0)	(8.0)
Capital transactions of subsidiaries	-	(1.0)	-	-	(1.0)

Balance at December 31, 2007	113,499,080	$1,300.0	$1,733.5	$ 12.6	$3,046.1

Net earnings	-	$ -	$195.8	$ -	$ 195.8
Other comprehensive income (loss),
net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	(664.2)	(664.2)
Change in foreign currency translation	-	-	-	(41.3)	(41.3)
Change in unrealized pension and other
postretirement benefits	-	-	-	(10.2)	(10.2)
Total comprehensive loss					(519.9)

Dividends on Common Stock	-	-	(57.1)	-	(57.1)
Shares issued:
Redemption of convertible notes	2,364,640	24.4	-	-	24.4
Exercise of stock options	1,324,732	26.6	-	-	26.6
Other benefit plans	205,034	5.7	-	-	5.7
Dividend reinvestment plan	256,315	6.4	-	-	6.4
Other stock-based compensation expense	-	10.4		-	10.4
Shares acquired and retired	(1,803,000)	(20.7)	(26.7)	-	(47.4)
Shares tendered in option exercises	(247,632)	(2.8)	(3.6)	-	(6.4)
Capital transactions of subsidiaries	-	1.4	-	-	1.4
Other	-	-	(.3)	.1	(.2)

Balance at December 31, 2008	115,599,169	$1,351.4	$1,841.6	($703.0)	$2,490.0

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Millions)
	Year ended December 31,
	2008	2007	2006
Operating Activities:
Net earnings	$ 195.8	$ 383.2	$ 453.4
Adjustments:
Minority interest	4.2	32.0	37.3
Depreciation and amortization	220.5	194.3	167.0
Annuity benefits	418.0	371.5	343.7
Realized (gains) losses on investing activities	420.0	52.8	(144.9)
Net (purchases) sales of trading securities	66.6	(31.0)	(6.8)
Deferred annuity and life acquisition costs	(187.5)	(204.9)	(171.5)
Increase in reinsurance and other receivables	(560.2)	(28.0)	(45.8)
Decrease (increase) in other assets	(95.7)	(174.3)	36.2
Increase in insurance claims and reserves	524.6	150.9	278.6
Increase in payable to reinsurers	138.7	48.8	16.0
Decrease in other liabilities	(173.6)	(27.7)	(23.5)
Other, net	1.5	20.9	27.9
Net cash provided by operating activities	972.9	788.5	967.6

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(6,252.8)	(3,639.8)	(2,829.2)
Equity securities	(146.8)	(579.1)	(319.6)
Subsidiaries	(112.5)	(258.6)	(206.5)
Real estate, property and equipment	(46.2)	(40.3)	(72.4)
Maturities and redemptions of fixed maturity
investments	1,887.4	1,503.6	995.4
Sales of:
Fixed maturity investments	3,387.6	1,575.4	1,634.0
Equity securities	483.4	235.6	270.7
Subsidiary	-	-	37.5
Real estate, property and equipment	5.2	25.8	135.2
Decrease (increase) in securities lending collateral	45.5	17.6	(158.9)
Cash and cash equivalents of businesses
acquired or sold, net	44.3	-	201.9
Increase in other investments	(15.6)	(121.9)	(50.5)
Net cash used in investing activities	(720.5)	(1,281.7)	(362.4)

Financing Activities:
Annuity receipts	1,648.8	1,573.6	1,378.2
Annuity surrenders, benefits and withdrawals	(1,466.3)	(1,428.4)	(1,208.5)
Net transfers from variable annuity assets	45.9	59.6	25.5
Additional long-term borrowings	715.0	242.0	117.5
Reductions of long-term debt	(622.4)	(227.9)	(209.9)
Increase (decrease) in securities lending obligation	(45.5)	(17.6)	158.9
Issuances of Common Stock	22.6	18.3	38.7
Repurchases of Common Stock	(47.4)	(199.1)	-
Cash dividends paid on Common Stock	(50.7)	(41.9)	(38.2)
Other, net	(4.3)	1.5	(10.2)
Net cash provided by (used in) financing
activities	195.7	(19.9)	252.0

Net Increase (Decrease) in Cash and Cash Equivalents	448.1	(513.1)	857.2

Cash and cash equivalents at beginning of year	815.9	1,329.0	471.8

Cash and cash equivalents at end of year	$1,264.0	$ 815.9	$1,329.0

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES

A.	Accounting Policies	I.	Shareholders' Equity
B.	Acquisitions and Sales of Operations	J.	Income Taxes
C.	Segments of Operations	K.	Discontinued Operations
D.	Fair Value Measurements	L.	Contingencies
E.	Investments	M.	Quarterly Operating Results (Unaudited)
F.	Intangible Assets	N.	Insurance
G.	Goodwill	O.	Additional Information
H.	Long-Term Debt

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

  Investments  Fixed maturity and equity securities classified as "available for sale" are reported at fair value with unrealized gains and losses included in a separate component of shareholders' equity. Fixed maturity and equity securities classified as "trading" are reported at fair value with changes in unrealized holding gains or losses during the period included in investment income. Mortgage and policy loans are carried primarily at the aggregate unpaid balance. Premiums and discounts on fixed maturity securities are amortized using the interest method; mortgage-backed securities ("MBS") are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations.

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

  Derivatives  Derivatives included in AFG's Balance Sheet are recorded at fair value and consist primarily of (i) components of certain fixed maturity securities (primarily interest-only MBS) and (ii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

  Goodwill  Goodwill represents the excess of cost of subsidiaries over AFG's equity in their underlying net assets. Goodwill is not amortized, but is subject to an impairment test at least annually.

  Reinsurance  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFG's property and casualty insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on paid and unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers includes ceded premiums due to reinsurers as well as ceded premiums retained by AFG's property and casualty insurance subsidiaries under contracts to fund ceded losses as they become due. AFG's insurance subsidiaries also assume reinsurance from other companies. Earnings on reinsurance assumed is recognized based on information received from ceding companies.

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

  AFG implemented FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") on January 1, 2007. FIN 48 sets forth criteria for recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that companies recognize the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure. The cumulative effect of applying FIN 48 was recorded as a reduction to retained earnings at January 1, 2007 and is shown separately in the Statement of Changes in Shareholders' Equity. See Note J - "Income Taxes."

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

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes (in millions):

	2008	2007	2006
Adjustments to net earnings:
Dilution of majority-owned subsidiaries	$ -	($1.0)	($1.4)
Assumed issuance of shares under
deferred compensation plan	(.6)	(.7)	-

Adjustments to weighted average common shares:
Stock-based compensation plans	1.7	2.6	2.5
Convertible notes	.6	2.9	-

  AFG's weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: 2008 - 4.4 million, 2007 - 1.4 million and 2006 - 1.6 million.

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

  Acquisitions and Sales of Operations

Marketform Group  In January 2008, AFG paid $75 million in cash (including transaction costs) to acquire approximately 67% of Marketform Group Limited, an agency that focuses on medical malpractice and other specialty property and casualty insurance products outside of the United States using a Lloyd's platform. As part of the acquisition, AFG also provided a 23 million pounds sterling letter of credit and became a corporate member in Lloyd's Syndicate 2468, which is managed by Marketform. Approximately $36 million of the acquisition cost was recorded as an intangible asset for the present value of future profits from the acquired business and is being amortized over the estimated retention period of seven years. This business generated $104 million in net written premiums in 2008.

Strategic Comp Holdings  AFG acquired Strategic Comp Holdings, LLC in January 2008 for $37 million in cash. Additional contingent consideration could be due after seven years based on achieving certain operating milestones. Strategic Comp, headquartered in Louisiana, is a provider of workers' compensation programs for mid-size to large commercial accounts. The entire purchase price was recorded as intangible renewal rights and is being amortized over the estimated retention period of seven years. This acquisition resulted in a $14 million increase in net written premiums.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Ceres Group  In August 2006, GAFRI acquired Ceres Group, Inc. ("Ceres") for $204.4 million in cash (plus approximately $8 million in direct transaction costs). In connection with the acquisition, Ceres reinsured 100% of its major medical business and 50% of its in-force senior business, which focuses primarily on sales of Medicare supplement and other supplemental insurance products to the senior market. As a result of the reinsurance, Ceres has exited the major medical business. The reinsurance transactions enabled Ceres to pay approximately $101 million in return of capital distributions to GAFRI since the acquisition.

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

Great American Life Assurance Company of Puerto Rico  GAFRI completed the sale of its subsidiary, Great American Life Assurance Company of Puerto Rico ("GAPR"), for $37.5 million in cash in January 2006. GAFRI acquired GAPR in 1997 for approximately $50 million. During 2005, GAFRI received $100 million in dividends from GAPR and recorded a $3.4 million pretax loss on the anticipated sale.
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

In 2008, 2007, and 2006, less than 4% of AFG's revenues were derived from the sale of property and casualty insurance outside of the United States.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables (in millions) show AFG's assets, revenues and operating earnings before income taxes by significant business segment and sub-segment.

	2008	2007	2006
Assets
Property and casualty insurance (a)	$12,131.6	$11,708.7	$11,492.7
Annuity and supplemental insurance	13,933.2	13,962.7	13,241.8
Other	362.7	136.1	366.6
	$26,427.5	$25,807.5	$25,101.1
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 1,291.1	$ 1,107.7	$ 983.9
Specialty casualty	808.2	828.2	803.9
Specialty financial	493.6	464.6	406.4
California workers' compensation	204.4	233.9	292.1
Other	69.6	67.7	75.1
Other lines	.3	.6	1.7
	2,867.2	2,702.7	2,563.1
Investment income	406.0	352.1	324.8
Realized gains (losses)	(196.1)	(48.1)	31.3
Other	154.2	172.6	171.2
	3,231.3	3,179.3	3,090.4
Annuity and supplemental insurance:
Investment income	717.5	644.1	607.0
Life, accident and health premiums	434.6	423.7	354.7
Realized gains (losses)	(227.8)	(25.4)	(1.2)
Other	119.8	122.1	106.9
	1,044.1	1,164.5	1,067.4
Other	17.3	35.0	66.9
	$ 4,292.7	$ 4,378.8	$ 4,224.7

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 155.7	$ 244.9	$ 174.2
Specialty casualty	199.3	209.3	120.9
Specialty financial	(45.5)	24.9	(41.4)
California workers' compensation	44.6	50.9	75.8
Other (b)	9.5	(24.2)	(7.0)
Other lines (c)	(8.1)	(55.4)	(4.5)
	355.5	450.4	318.0
Investment income, realized gains (losses)
and other	146.3	244.1	325.4
	501.8	694.5	643.4
Annuity and supplemental insurance:
Operations (d)	157.8	122.8	132.2
Realized gains (losses)	(227.8)	(25.4)	(1.2)
	(70.0)	97.4	131.0
Other (d)(e)	(115.9)	(153.0)	(80.0)
	$ 315.9	$ 638.9	$ 694.4

(a) Not allocable to sub-segments.
(b) Includes a benefit of $8.1 million in 2008 and a charge of $25.5 million in 2007 related to deferred gains on retroactive reinsurance.
(c) Includes second quarter charges of $12.0 million in 2008 and $44.2 million in 2007 to increase asbestos and environmental reserves.
(d) GAFRI's $2.0 million second quarter 2007 environmental liabilities charge and holding company interest and debt expense of $21.0 million for 2007 and $22.8 million for
2006 were reclassified from "Annuity and supplemental insurance" to "Other" to be consistent with the current year presentation.
(e) Includes holding company expenses and second quarter charges of $3 million in 2008 and $43 million in 2007 related to asbestos and environmental liabilities at former railroad and manufacturing operations.

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

AFG's Level 1 financial instruments consist primarily of publicly traded equity securities and highly liquid government bonds for which quoted market prices in active markets are available. AFG's Level 2 financial instruments include separate account assets and liabilities, corporate and municipal fixed maturity securities and mortgage-backed securities priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2. AFG's Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, readily available market information. AFG's management is responsible for the valuation process and uses data from outside sources in establishing fair value. This data is reviewed by internal investment professionals who determine appropriate fair value measurements.

Assets and liabilities measured at fair value on December 31, 2008, are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Available for sale ("AFS")	$415	$12,958	$706	$14,079
Trading	-	280	1	281
Equity securities:
Common stocks	63	150	4	217
Perpetual preferred stocks	97	-	40	137
Separate account assets (a)	-	416	-	416
Other investments	-	29	-	29
Other assets	42	38	5	85
Total assets accounted for at fair value	$617	$13,871	$756	$15,244

Liabilities:
Derivatives embedded in annuity
benefits accumulated	$ -	$ -	$105	$ 105

(a) Separate account liabilities equal the fair value for separate account assets.

Approximately 5% of the total assets measured at fair value were Level 3 assets. Approximately 53% of these assets were mortgage-backed securities whose fair values were determined primarily using non-binding broker quotes; the balance was primarily private placement debt and equity securities whose fair values were determined internally using significant unobservable inputs, including the evaluation of underlying collateral and issuer creditworthiness, as well as certain Level 2 inputs such as comparable yields and multiples on similar publicly traded issues.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Changes in balances of Level 3 financial assets and liabilities during 2008 are presented below (in millions). Transfers into (out of) Level 3 are due to a change in the availability of market observable inputs for individual securities and are reflected in the table at fair value as of the date of transfer.

	Fixed Maturities		Equity	Other	Embedded
	AFS	Trading	Securities	Assets	Derivatives
Balance at January 1, 2008	$527	$11	$56	$5	$155
Total realized/unrealized gains (losses):
Included in net income	(1)	(1)	(5)	(1)	(70)
Included in other comprehensive
income (loss)	(80)	-	(5)	-	-
Purchases, sales, issuances and settlements	175	(1)	(10)	(1)	20
Transfers into (out of) Level 3	85	(8)	8	2	-
Balance at December 31, 2008	$706	$ 1	$44	$5	$105

Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG's financial instruments at
December 31.
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$ 1,264	$ 1,264	$ 816	$ 816
Fixed maturities	14,360	14,360	15,415	15,415
Equity securities	354	354	923	923
Mortgage loans	309	303	359	359
Policy loans	284	284	273	273
Variable annuity assets
(separate accounts)	416	416	693	693

Liabilities:
Annuity benefits accumulated	$10,653	$ 9,781	$10,097	$ 9,599
Long-term debt	1,030	916	937	964
Variable annuity liabilities
(separate accounts)	416	416	693	693

The carrying amount of cash and cash equivalents approximates fair value. Fair values for mortgage loans are estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The fair value of policy loans is estimated to approximate carrying value; policy loans have no defined maturity dates and are inseparable from insurance contracts. For 2007, the fair value of the liability for annuities in the payout phase was assumed to be the present value of the anticipated cash flows, discounted at current interest rates and the fair value of annuities in the accumulation phase was assumed to be the policyholders' cash surrender amount. For 2008, pursuant to SFAS No. 157, the fair value of all annuity benefits was estimated based on expected cash flows discounted using forward interest rates adjusted for the Company's credit risk and includes the impact of maintenance expenses and capital costs. Fair values of long-term debt are based primarily on quoted market prices.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Investments  Fixed maturities and equity securities classified as available for sale at December 31 consisted of the following (in millions):

	2008				2007
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
Direct obligations of the
United States Government	$ 298	$ 323	$ 25.1	$ -	$ 386	$ 394	$ 7.9	$ -
United States Government
agencies and authorities	239	246	6.8	(.1)	272	276	4.3	(.5)
States, municipalities and
political subdivisions	967	965	17.4	(19.7)	1,005	1,013	10.8	(3.3)
Foreign government	150	155	4.7	-	191	193	2.6	(.3)
Public utilities	1,118	1,073	15.3	(60.1)	1,031	1,040	16.1	(7.4)
Mortgage-backed securities	5,988	4,922	36.0	(1,101.8)	4,888	4,841	42.5	(89.6)
All other corporate	7,137	6,349	46.8	(834.8)	7,387	7,356	90.2	(121.3)
Redeemable preferred stocks	51	46	2.4	(6.8)	28	28.8		(.2)

	$15,948	$14,079	$154.5	($2,023.3)	$15,188	$15,141	$175.2	($222.6)

Common Stocks	$ 119	$ 217	$112.3	($ 14.4)	$ 723	$ 751	$115.1	($ 87.8)

Perpetual Preferred Stocks	$ 178	$ 137	$ 1.8	($ 43.1)	$ 191	$ 172	$ .7	($ 19.2)

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007.

	Less Than Twelve Months			Twelve Months or More
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost

2008
Fixed maturities:
United States Government
agencies and authorities	($ .1)	$ 5	99%	$ -	$ 3	100%
States, municipalities and
political subdivisions	(14.5)	187	93%	(5.2)	41	89%
Foreign government	-	-	-%	-	-	-%
Public utilities	(45.7)	634	93%	(14.5)	69	83%
Mortgage-backed securities	(736.6)	2,931	80%	(365.2)	1,087	75%
All other corporate	(456.6)	3,727	89%	(378.2)	1,210	76%
Redeemable preferred stocks	(4.8)	26	84%	(1.9)	5	72%

	($1,258.3)	$7,510	86%	($765.0)	$2,415	76%

Common Stocks	($ 14.4)	$ 23	62%	$ -	$ -	-%

Perpetual Preferred Stocks	($ 18.8)	$ 61	76%	($ 24.3)	$ 35	59%

2007
Fixed maturities:
Direct obligations of the
United States Government	$ -	$ -	-%	$ -	$ 29	100%
United States Government
agencies and authorities	-	11	100%	(.4)	23	98%
States, municipalities and
political subdivisions	(1.2)	64	98%	(2.1)	200	99%
Foreign government	-	-	-%	(.3)	53	99%
Public utilities	(5.0)	255	98%	(2.5)	143	98%
Mortgage-backed securities	(30.5)	1,398	98%	(59.1)	1,710	97%
All other corporate	(77.1)	2,147	97%	(44.2)	1,272	97%
Redeemable preferred stocks	(.2)	3	94%	-	-	-%

	($114.0)	$3,878	97%	($108.6)	$3,430	97%

Common Stocks	($ 87.6)	$ 395	82%	($ .2)	$ 3	95%

Perpetual Preferred Stocks	($ 17.8)	$ 95	84%	($ 1.4)	$ 16	92%

The gross unrealized losses on AFG's fixed maturity investments increased during 2008 due primarily to the widespread deteriorating economic conditions resulting in significantly wider spreads on certain of AFG's fixed income securities. At December 31, 2008, the gross unrealized losses on fixed maturities relate to approximately 1,800 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 87% of the total unrealized loss and 94% of the fair value. Of the mortgage-backed securities, 94% of the unrealized losses relate to

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

investment grade securities. Nearly 70% of the gross unrealized losses on AFG's perpetual preferred stocks relate to investments in banks and credit institutions. Based on cash flow projections, independent credit ratings, analysis of company-specific financial data, and other facts and analysis, management believes that AFG will recover its cost basis in all securities with unrealized losses at December 31, 2008. AFG has the ability and intent to hold such securities until they recover in value or mature.

The table below sets forth the scheduled maturities of fixed maturities as of December 31, 2008 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. Mortgage-backed securities had an average life of approximately five and one-half years at December 31, 2008.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$ 593	$ 591	4%
After one year through five years	4,193	3,962	28
After five years through ten years	4,474	3,960	28
After ten years	700	644	5
	9,960	9,157	65
Mortgage-backed securities	5,988	4,922	35
Total	$15,948	$14,079	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Investments in banks and credit institutions represent approximately 14% of AFG's available for sale fixed maturities. There were no investments in individual issuers (other than U.S. Treasury Notes) that exceeded 10% of Shareholders' Equity at December 31, 2008 or 2007. AFG subsidiaries held collateral for securities on loan of approximately $85 million and $139 million at December 31, 2008 and 2007, respectively; fair value of securities loaned (plus accrued interest) was approximately $94 million and $139 million at those dates.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Net Unrealized Loss on Marketable Securities  In addition to adjusting equity securities and fixed maturity securities classified as "available for sale" to fair value, GAAP requires that deferred policy acquisition costs related to annuities and certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments to those balances had the unrealized gains or losses actually been realized. The following table shows the components of the net unrealized loss on securities that is included in Accumulated Other Comprehensive Income (Loss) in AFG's Balance Sheet.

		Deferred Tax and
	Pre-tax	Minority Interest	Net
December 31, 2008
Unrealized gain (loss) on:
Fixed maturity securities	($1,868.8)	$655.1	($1,213.7)
Equity securities	56.6	(19.0)	37.6
Securities lending collateral	(10.0)	6.6	(3.4)
Deferred policy acquisition costs	790.2	(276.6)	513.6
Annuity benefits and other
liabilities	(25.7)	9.0	(16.7)
	($1,057.7)	$375.1	($ 682.6)

December 31, 2007
Unrealized gain (loss) on:
Fixed maturity securities	($ 47.4)	$ 16.5	($ 30.9)
Equity securities	8.8	(1.9)	6.9
Securities lending collateral	(2.0)	1.3	(.7)
Deferred policy acquisition costs	10.7	(3.7)	7.0
Annuity benefits and other
liabilities	(1.0)	.3	(.7)
	($ 30.9)	$ 12.5	($ 18.4)

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed	Equity		Tax	Minority
	Maturities	Securities	Other*	Effects	Interest	Total
2008
Realized	($ 195.3)	($282.0)	$ 50.9	$145.8	$10.5	($ 270.1)
Change in Unrealized	(1,821.4)	47.8	746.8	360.1	2.5	(664.2)

2007
Realized	(9.7)	(67.9)	6.8	24.8	(.3)	(46.3)
Change in Unrealized	(8.7)	(114.2)	8.4	39.4	6.0	(69.1)

2006
Realized	(30.3)	56.4	2.9	(10.2)	(.1)	18.7
Change in Unrealized	(93.0)	67.8	17.0	1.6	6.5	(.1)

(*)	Primarily adjustments to deferred policy acquisition costs related to annuities.

For the years ended December 31, 2008, 2007 and 2006, respectively, AFG has recorded charges (included in realized gains on securities) of $446 million, $128 million and $26 million for other than temporary impairments of securities. Realized gains includes net gains of $67.8 million in 2008 and $5.2 million in 2007 from the mark-to-market of derivative MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	2008	2007	2006

Gross Gains	$78.4	$31.4	$19.8
Gross Losses	(95.3)	(17.0)	(35.5)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Amortizable Intangible Assets  Included in deferred policy acquisition costs in AFG's Balance Sheet are $247.0 million and $249.1 million at December 31, 2008 and 2007, respectively, representing the present value of future profits ("PVFP") related to acquisitions in AFG's annuity and supplemental insurance business. The PVFP amounts include adjustments related to unrealized gains and losses on securities and are net of $118.5 million and $88.1 million of accumulated amortization at December 31, 2008 and 2007, respectively. Amortization of the PVFP was $30.4 million in 2008, $17.7 million in 2007 and $9.0 million in 2006. The increase in amortization for 2008 compared to 2007 reflects an increase in PVFP under purchase accounting for the September 2007 acquisition of the GAFRI stock not previously owned by AFG. The increase in amortization for 2007 compared to 2006 reflects the GAFRI and Ceres acquisitions. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-seventh of the balance at the beginning of each respective year.

  Included in other assets in AFG's Balance Sheet at December 31, 2008, is $76.4 million in amortizable intangible assets (net of accumulated amortization of $38.0 million) related to property and casualty insurance acquisitions, primarily the 2008 acquisitions of Marketform and Strategic Comp. Amortization of these intangibles was $24.3 million in 2008, $8.4 million in 2007 and $4.4 million in 2006.

  Goodwill  Changes in the carrying value of goodwill during 2007 and 2008, by reporting segment, are presented in the following table (in millions):

	Property and	Annuity and
	Casualty	Supplemental	Total
Balance January 1, 2007	$151.9	$15.9	$167.8
Goodwill from acquisitions	-	36.7	36.7
Sale of business	-	(.1)	(.1)
Balance December 31, 2007	151.9	52.5	204.4
Goodwill from acquisitions	-	5.8	5.8
Balance December 31, 2008	$151.9	$58.3	$210.2

The addition to goodwill in 2008 reflects primarily a refinement of the purchase price allocation for the GAFRI acquisition. The addition to goodwill in 2007 includes $22.3 million related to the acquisition of the minority interest in GAFRI and $14.4 million due to a refinement of the purchase price allocation for the Ceres acquisition.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Long-Term Debt  Long-term debt consisted of the following at December 31 (in millions):

	2008	2007
Direct obligations of AFG:
7-1/8% Senior Debentures due April 2009,
less discount of $.2 in 2007	$ 136.1	$173.2
Senior Convertible Notes (imputed rate - 4.0%)	-	189.7
7-1/8% Senior Debentures due February 2034	115.0	115.0
Borrowings under bank credit facilities	465.0	95.0
Other	2.9	2.9

	719.0	575.8
Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112.5	112.5
7-1/4% Senior Debentures due January 2034	86.3	86.3
6-7/8% Senior Notes	-	28.5
Borrowings under bank credit facility	-	21.0
Notes payable secured by real estate due 2009 through 2016	66.9	67.5
National Interstate bank credit facility	15.0	-
American Premier Underwriters, Inc. ("American Premier")
10-7/8% Subordinated Notes due May 2011,
including premium of $.2 and $.3 (imputed rate - 9.6%)	7.9	8.0
Other	2.1	2.3

	290.7	326.1
Payable to Subsidiary Trusts:
AAG Holding 7.35% Subordinated Debentures due May 2033	20.0	20.0
National Interstate Subordinated Debentures	-	15.0
	20.0	35.0

	$1,029.7	$936.9

At December 31, 2008, scheduled principal payments on debt for the subsequent five years were as follows: 2009 - $137.2 million, 2010 - $1.2 million, 2011 - $474.0 million, 2012 - $16.4 million and 2013 - $1.5 million.

As shown below at December 31 (in millions), the majority of AFG's long-term debt is unsecured obligations of the holding company and its subsidiaries:

	2008	2007

Unsecured obligations	$ 962.8	$869.4
Obligations secured by real estate	66.9	67.5
	$1,029.7	$936.9

AFG can borrow up to $500 million under its revolving credit facility, which expires in 2011. Amounts borrowed bear interest at rates ranging from .5% to 1.25% (currently .75%) over LIBOR based on AFG's credit rating. At December 31, 2008, $465 million in borrowings were outstanding under the credit facility (average interest rate of 4.4% at December 31, 2008).

In October 2008, AFG used borrowings under its bank credit facility to repurchase $37.3 million of its 7-1/8% Senior Debentures due April 2009 for $37.2 million.

In July 2008, AFG entered into a 364 day revolving credit facility under which it can borrow up to $120 million at an interest rate of 2.25% over LIBOR. No amounts have been borrowed under this credit facility.

In the second quarter of 2008, AFG paid $189.7 million in cash and issued 2.4 million shares of Common Stock to redeem its Senior Convertible Notes. As permitted by the terms of the Notes, AFG elected to pay cash in lieu of Common

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stock for all conversions of the Notes prior to the redemption. Since AFG had previously expressed its intent to use cash for the accreted value of the Notes and the option to use stock for the conversion premium, shares issuable for amounts in excess of the accreted value of the Notes are included in AFG's calculation of diluted earnings per share for 2008 and 2007.

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

Cash interest payments on long-term debt were $58 million in 2008 and $61 million in 2007 and 2006. Interest expense in the Statement of Earnings includes interest credited on funds held by AFG's insurance subsidiaries under reinsurance contracts and other similar agreements as follows: 2008 - $8.3 million; 2007 - $9.3 million; and 2006 - $9.2 million.

I. Shareholders' Equity  In December 2006, AFG completed a three-for-two common stock split. See "Stock Split" in Note A - "Accounting Policies." AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

During 2008, AFG repurchased approximately 1.8 million shares of its Common Stock for $47.4 million. During 2007, AFG repurchased approximately 6.9 million shares of its Common Stock for $199 million.

Stock Incentive Plans  Under AFG's Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards.

At December 31, 2008, there were 12.7 million shares of AFG Common Stock reserved for issuance under AFG's stock incentive plan. Options are granted with an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options expire ten years after the date of grant. Data for stock options issued under AFG's stock incentive plans is presented below:

			Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at January 1, 2008	9,466,586	$22.00

Granted	1,501,575	$27.21
Exercised	(1,324,732)	$16.85
Forfeited/Cancelled	(182,710)	$30.40
Outstanding at December 31, 2008	9,460,719	$23.38	5.9 years	$26.5

Options exercisable at
December 31, 2008	5,086,664	$19.30	4.2 years	$24.5

Options and other awards available
for grant at December 31, 2008	3,258,340

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The total intrinsic value of options exercised during 2008, 2007 and 2006 was $13.8 million, $10.5 million and $24.2 million, respectively. During 2008, 2007 and 2006, AFG received $17.0 million, $15.9 million and $35.1 million in cash from the exercise of stock options. The total tax benefit related to the exercises was $4.7 million, $2.5 million and $7.7 million, respectively.

AFG uses the Black-Scholes option pricing model to calculate the "fair value" of its option grants. Expected volatility is based on historical volatility over a period equal to the estimated term. Beginning in 2008, the expected term was estimated based on historical exercise patterns and post vesting cancellations. The weighted average fair value of options granted during 2008, 2007 and 2006 was $7.93 per share, $9.70 per share and $6.68 per share, respectively, based on the following assumptions:

	2008	2007	2006
Expected dividend yield	1.8%	1.3%	1.5%
Expected volatility	28%	22%	19%
Expected term (in years)	7.5	6.5	6.5
Risk-free rate	3.2%	4.6%	4.6%

Total compensation expense related to stock incentive plans of AFG and its subsidiaries for 2008, 2007 and 2006 was $15.2 million (including $2 million in non-deductible stock awards), $16.2 million (including $3.9 million in non-deductible stock awards) and $10.0 million, respectively. Related tax benefits totaled $3.1 million, $3.2 million and $2.0 million, respectively. Included in these totals are $2.9 million in 2008, $2.9 million in 2007 and $3.0 million in 2006 in compensation expense and $825,000 in 2008, $907,000 in 2007 and $472,000 in 2006 in tax benefits related to stock incentive plans of AFG subsidiaries. As of December 31, 2008, there was a total of $26.0 million of total unrecognized compensation expense related to nonvested stock options granted under AFG's plans. That cost is expected to be recognized over a weighted average of 3.3 years.

Accumulated Other Comprehensive Income (Loss), Net of Tax  Comprehensive income (loss) is defined as all changes in Shareholders' Equity except those arising from transactions with shareholders. Comprehensive income (loss) includes net income and other comprehensive income (loss), which consists primarily of changes in net unrealized gains or losses on available for sale securities and foreign currency translation. The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

	Pretax	Foreign				Accumulated
	Net Unrealized	Currency				Other
	Gains (Losses)	Translation		Tax	Minority	Comprehensive
	on Securities	Adjustment	Other (a)	Effects	Interest	Income (Loss)

Balance at January 1, 2006	$ 91.8	$ -	$ -	($ 31.0)	($10.0)	$ 50.8
Unrealized holding gains on securities
arising during the year	29.2	-	-	(8.6)	4.8	25.4
Realized gains included in net income	(29.0)	-	-	10.2	.1	(18.7)
Unrealized gains of subsidiary sold	(8.4)	-	-	-	1.6	(6.8)
Foreign currency translation gains	-	4.3	-	-	-	4.3
Other	-	-	.8	(.3)	-	.5

Balance at December 31, 2006	$ 83.6	$ 4.3	$ .8	($ 29.7)	($ 3.5)	$ 55.5
Unrealized holding losses on securities
arising during the year	(185.3)	-	-	64.2	14.4	(106.7)
Realized losses included in net income	70.8	-	-	(24.8)	.3	46.3
Foreign currency translation gains	-	23.6	-	-	-	23.6
Effect of minority interest repurchased	-	-	-	-	(8.0)	(8.0)
Other	-	-	4.0	(1.4)	(.7)	1.9

Balance at December 31, 2007	($30.9)	$27.9	$ 4.8	$ 8.3	$ 2.5	$ 12.6
Unrealized holding losses on securities
arising during the year	(1,453.2)	-	-	505.9	13.0	(934.3)
Realized losses included in net income	426.4	-	-	(145.8)	(10.5)	270.1
Foreign currency translation losses	-	(41.3)	-	-	-	(41.3)
Other	-	-	(15.5)	5.4	-	(10.1)

Balance at December 31, 2008	($1,057.7)	($13.4)	($10.7)	$373.8	$ 5.0	($703.0)

(a) Net unrealized pension and other postretirement plan benefits.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Income Taxes  The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in millions):

	2008	2007	2006
Earnings before income taxes:
Operating	$315.9	$638.9	$694.4
Minority interest expense	(4.2)	(31.7)	(31.6)
Discontinued operations	-	2.9	41.9

Total	$311.7	$610.1	$704.7

Income taxes at statutory rate	$109.1	$213.5	$246.6
Effect of:
Adjustment to prior year taxes	(1.7)	3.0	(8.0)
Minority interest	1.5	11.2	13.1
Subsidiaries not in AFG's tax return	1.1	7.4	6.1
Tax exempt interest	(7.7)	(8.3)	(8.6)
Change in valuation allowance	8.0	.9	-
Other	5.6	(.7)	2.1
Total Provision	115.9	227.0	251.3

Amounts applicable to:
Discontinued operations	-	(1.2)	(16.7)
Provision for income taxes as shown
on the Statement of Earnings	$115.9	$225.8	$234.6

Total earnings before income taxes include income subject to tax in foreign jurisdictions of $26.2 million in 2008, $24.1 million in 2007 and $24.4 million in 2006.

The total income tax provision (credit) consists of (in millions):

	2008	2007	2006
Current taxes:
Federal	$135.7	$229.5	$241.2
Foreign	1.8	2.4	1.2
State	4.1	.1	(.2)
Deferred federal taxes	(25.7)	(5.0)	9.1

	$115.9	$227.0	$251.3

For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2008 (in millions):

	Expiring	Amount
Operating Loss	2010 - 2020	$74.1
	2021 - 2025	75.6

Capital Loss	2012	1.4
	2013	125.4

Other - Tax Credits		2.2

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31, were as follows (in millions):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$ 52.4	$ 53.1
Capital loss carryforwards	44.4	1.3
Insurance claims and reserves	406.4	381.5
Investment securities	415.7	8.7
Other, net	166.4	170.0
	1,085.3	614.6
Valuation allowance for deferred
tax assets	(61.3)	(54.0)
	1,024.0	560.6
Deferred tax liabilities:
Deferred acquisition costs	(430.1)	(378.4)
	(430.1)	(378.4)

Net deferred tax asset	$ 593.9	$182.2

The increase in the deferred tax asset related to investment securities at year end 2008 compared to 2007 is due primarily to the increase in unrealized losses on fixed maturity securities. The gross deferred tax asset has been reduced by a valuation allowance including $50.1 million related to a portion of AFG's net operating loss carryforwards ("NOL") that is subject to the separate return limitation year ("SRLY") tax rules. A SRLY NOL can be used only by the entity that created it and only in years that the consolidated group has taxable income.

The likelihood of realizing deferred tax assets will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period during which developments requiring an adjustment become known.

AFG increased its liabilities for uncertain tax positions and related interest and penalties, and reduced retained earnings by $14.9 million for the cumulative effect of implementing the provisions of FIN 48 on January 1, 2007. A progression of the liability for uncertain tax positions, excluding interest and penalties, follows (in millions):

	2008	2007
Balance at January 1	$35.9	$38.0

Additions for tax positions of prior years	-	.2
Reductions for tax positions of prior years	-	(2.0)
Settlements	-	(.3)

Balance at December 31	$35.9	$35.9

The total unrecognized tax benefits and related interest that, if recognized, would impact the effective tax rate is $45.3 million at December 31, 2008. This amount does not include tax and interest totaling $16.5 million paid to the IRS in 2005 and 2006 for which a suit for refund has been filed (discussed below). AFG's provision for income taxes for 2008 and 2007 included $3.0 million and $2.3 million, respectively, of interest (net of federal benefit). The 2007 provision also included a $2.0 million benefit due to a reduction of penalties. AFG's liability for interest related to unrecognized tax benefits was $9.4 million at December 31, 2008 and $7.0 million at December 31, 2007 (net of federal benefit); no penalties were accrued at those dates.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In April 2007, AFG signed a settlement agreement with a municipality. As a result of this settlement, AFG reduced its liability for unrecognized income tax benefits, including interest and penalties, by $5.7 million ($3.7 million net of federal benefit).

As of December 31, 2008, AFG's 2006 through 2008 tax years remain subject to examination by the IRS. In addition, AFG has several tax years for which there are ongoing disputes. AFG has filed a suit for refund in the U.S. District Court in Southern Ohio as a result of its dispute with the IRS regarding the calculation of tax reserves for certain annuity reserves pursuant to Actuarial Guideline 33. AFG was informed by the Court in December, 2008 that the trial date had been advanced from September to June, 2009. It is now possible that within the next twelve months a final decision will be reached in this case. Ultimate resolution may require revised tax calculations for the years 1996-2005, possibly requiring a revised application of tax attribute carryovers or carrybacks, both capital and ordinary, to the affected years, and is contingent upon formal review and acceptance by the IRS. These reviews or subsequent appeal of the decision by either party could extend the ultimate resolution beyond December 31, 2009. Resolution of the open years could result in a decrease in the liability for unrecognized tax benefits by up to $35.9 million.

Cash payments for income taxes, net of refunds, were $199.1 million, $224.9 million and $213.6 million for 2008, 2007 and 2006, respectively.

K. Discontinued Operations  In the second quarter of 2006, GAFRI sold Chatham Bars Inn, a resort-hotel property located on Cape Cod for $166 million. The results of operations of this investment property and the $25.8 million gain on sale (after tax and minority interest) are presented as discontinued operations in the Statement of Earnings. Discontinued operations for 2007 represent additional gains on operations sold in previous years, primarily the settlement of a contingency associated with the Chatham sale.

  Contingencies  Establishing property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims is subject to uncertainties that are significantly greater than those presented by other types of claims. In addition, accruals (included in other liabilities) have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier's predecessor, Penn Central Transportation Company ("PCTC") and its subsidiaries, prior to its bankruptcy reorganization in 1978 and certain manufacturing operations disposed of by American Premier and GAFRI. AFG's comprehensive internal review of asbestos and environmental exposures in the second quarter of 2008 resulted in charges of $12 million for the run-off operations of its property and casualty group and $3 million for the former railroad and manufacturing operations and sites. A comprehensive study completed in the second quarter of 2007 with the assistance of outside actuarial and engineering firms and specialty outside counsel resulted in asbestos and environmental charges of $44.2 million for the property and casualty group and $43.0 million for the former railroad and manufacturing operations.

The insurance group's liability for asbestos and environmental reserves was $466 million at December 31, 2008; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $67 million.

At December 31, 2008, American Premier and its subsidiaries had liabilities for environmental and personal injury claims aggregating $93 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims include

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace.

At December 31, 2008, GAFRI had a liability of approximately $8 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

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

  The following are quarterly results of consolidated operations for the two years ended December 31, 2008 (in millions, except per share amounts). Quarterly earnings per share do not add to year-to-date amounts due to the convertible notes being dilutive beginning in the fourth quarter of 2007 and changes in shares outstanding.

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year

2008
Revenues	$1,001.8	$1,017.2	$1,169.9	$1,103.8	$4,292.7
Earnings from:
Continuing operations	76.0	60.3	20.9	38.6	195.8
Net earnings	76.0	60.3	20.9	38.6	195.8

Basic earnings per common share:
Continuing operations	$.67	$ .53	$.18	$ .33	$1.71
Net earnings available to Common Shares	$.67	$ .53	$.18	$ .33	$1.71

Diluted earnings per common share:
Continuing operations	$.64	$ .52	$.18	$ .32	$1.67
Net earnings available to Common Shares	$.64	$ .52	$.18	$ .32	$1.67

Average number of Common Shares:
Basic	113.5	113.3	115.2	115.5	114.4
Diluted	117.2	116.3	116.9	116.6	116.7

2007
Revenues	$1,071.7	$1,084.5	$1,187.1	$1,035.5	$4,378.8
Earnings from:
Continuing operations	113.6	65.3	112.7	89.8	381.4
Discontinued operations	-	1.7	-	.1	1.8
Net earnings	113.6	67.0	112.7	89.9	383.2

Basic earnings per common share:
Continuing operations	$.95	$.55	$.96	$.79	$3.24
Discontinued operations	-	.01	-	-	.01
Net earnings available to Common Shares	$.95	$.56	$.96	$.79	$3.25

Diluted earnings per common share:
Continuing operations	$.92	$.53	$.93	$.76	$3.09
Discontinued operations	-	.01	-	-	.01
Net earnings available to Common Shares	$.92	$.54	$.93	$.76	$3.10

Average number of Common Shares:
Basic	119.5	119.6	117.6	114.4	117.7
Diluted	122.4	122.4	119.8	118.9	123.2

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Pretax realized gains (losses) on securities (including other than temporary impairments) and favorable prior year development of AFG's liability for losses and loss adjustment expenses ("LAE") were as follows (in millions):

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
Realized Gains (Losses)
2008	($80.3)	($63.1)	($150.1)	($132.9)	($426.4)
2007	4.7	14.0	(7.1)	(82.4)	(70.8)

Favorable Prior Year Development
2008	$67.2	$58.9	$57.9	$58.2	$242.2
2007	53.8	1.2	23.6	19.9	98.5

  Favorable prior year development (in the table above) for the second quarter of 2008 and 2007 includes pretax special charges of $12.0 million and $44.2 million, respectively, to strengthen property and casualty insurance reserves for asbestos and environmental exposures. Results for the second quarter of 2008 and 2007 also include pretax special charges of $3.0 million and $43.0 million, respectively, to strengthen reserves for asbestos and environmental exposures related to AFG's railroad and manufacturing operations.

  Results for 2008 include pretax catastrophe losses of $25.1 million in the second quarter, primarily from tornados in the Midwestern part of the United States and $37.5 million in the third quarter, primarily from wind-related storm damage from hurricanes Gustav and Ike. Catastrophe losses in 2007 were minimal. Results for the fourth quarter of 2008 include $79.4 million of losses from the run-off automobile residual value business.

  Insurance  Securities owned by insurance subsidiaries having a carrying value of approximately $1.2 billion at December 31, 2008, were on deposit as required by regulatory authorities.

  Property and Casualty Insurance Reserves  The liability for losses and LAE for long-term scheduled payments under certain workers' compensation insurance has been discounted at 6%, an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2008, has been reduced by $36 million.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions). In 2008 and 2007, significant favorable reserve development in property and transportation, specialty casualty, specialty financial and California workers' compensation were partially offset by charges to strengthen asbestos and environmental reserves in the property and casualty run-off operations. Favorable development in 2006 was primarily in the property and transportation and California workers' compensation sub-segments.

	2008	2007	2006

Balance at beginning of period	$3,868	$3,791	$3,619

Provision for losses and LAE occurring
in the current year	1,864	1,531	1,537
Net decrease in provision for claims
of prior years (*)	(242)	(99)	(57)
Total losses and LAE incurred	1,622	1,432	1,480
Payments for losses and LAE of:
Current year	(645)	(509)	(456)
Prior years	(811)	(846)	(852)
Total payments	(1,456)	(1,355)	(1,308)

Reserves of businesses acquired	120	-	-
Balance at end of period	4,154	3,868	3,791

Add back reinsurance recoverables, net
of allowance	2,610	2,300	2,309

Gross unpaid losses and LAE included
in the Balance Sheet	$6,764	$6,168	$6,100

(*)	Includes a benefit of $12 million in 2008 and charges of $23 million in 2007 and $2 million in 2006 related to deferred gains on retroactive reinsurance.

  Net Investment Income  The following table shows (in millions) investment income earned and investment expenses incurred by AFG's insurance group.

	2008	2007	2006
Insurance group investment income:
Fixed maturities	$1,095.9	$961.1	$904.5
Equity securities	19.0	22.7	16.7
Other	6.6	10.4	4.6
	1,121.5	994.2	925.8
Insurance group investment expenses (*)	(24.3)	(27.4)	(25.7)

	$1,097.2	$966.8	$900.1

(*) Included primarily in "Other operating and general expenses" in the
Statement of Earnings.

  Statutory Information  AFG's U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

				Policyholders'
	Net Earnings			Surplus
	2008	2007	2006	2008	2007

Property and casualty companies	$170	$386	$475	$1,921	$2,159
Life insurance companies	17	68	186	840	801

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

	2008	2007	2006

Direct premiums written	$4,230	$3,940	$3,745
Reinsurance assumed	37	40	189
Reinsurance ceded	(1,381)	(1,268)	(1,276)

Net written premiums	$2,886	$2,712	$2,658

Direct premiums earned	$4,196	$3,936	$3,712
Reinsurance assumed	36	42	211
Reinsurance ceded	(1,365)	(1,275)	(1,360)

Net earned premiums	$2,867	$2,703	$2,563

Reinsurance recoveries	$1,021	$ 686	$ 912

  AFG has reinsured approximately $21 billion in face amount of life insurance at December 31, 2008 and 2007. Life premiums ceded were $57 million, $64 million and $65 million for 2008, 2007 and 2006, respectively.
  Additional Information  Losses and loss adjustment expenses included charges for possible losses on reinsurance recoverables of $.3 million in 2008, $7.9 million in 2007 and $12.8 million in 2006. The aggregate allowance for losses on reinsurance recoverables amounted to approximately $28 million at December 31, 2008 and 2007.

Operating Leases  Total rental expense for various leases of office space and equipment was $39 million, $37 million and $34 million for 2008, 2007 and 2006, respectively. AFG has committed to lease approximately 530,000 square feet of office space under a 15-year lease beginning in 2011. Rentals, which escalate over the lease term, average approximately $11.6 million per year. Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2008, were as follows: 2009 - $37 million; 2010 - $32 million; 2011 - $37 million; 2012 - $26 million; 2013 - $23 million; and $169 million thereafter.

Financial Instruments with Off-Balance-Sheet Risk  On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2008, AFG and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling up to $26 million.

Collateralized Loan Obligations  AFG is the investment manager and has investments ranging from 7.5% to 24.4% of the most subordinate tranche of six collateralized loan obligation entities ("CLOs"). Upon formation between 2004 and 2007, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG's investments in these entities are credited with residual income of the CLO only after the CLOs pay operating expenses (including

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

management fees), stated rates of interest on, and returns of capital to, senior levels of securities. In analyzing all expected cash flows (including the income from our subordinate tranche investments and our expected management fees), AFG has determined that it will not receive a majority of the residual returns nor absorb a majority of the entities' expected losses. Accordingly, AFG is not required to consolidate these variable interest entities because it is not the primary beneficiary.

There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities. At December 31, 2008 and 2007, the fair value of investments managed by these entities was approximately $1.7 billion and $2.4 billion, respectively. AFG recorded management fee income of $9.2 million, $8.0 million and $7.2 million for the years ended 2008, 2007 and 2006, respectively. AFG's maximum exposure to loss is its aggregate carrying value ($2 million at December 31, 2008, included in fixed maturities).

Restrictions on Transfer of Funds and Assets of Subsidiaries  Payments of dividends, loans and advances by AFG's subsidiaries are subject to various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2009 from its insurance subsidiaries without seeking regulatory clearance is approximately $355 million. Additional amounts of dividends, loans and advances require regulatory approval.

Benefit Plans  AFG expensed approximately $19 million in 2008 and $21 million in 2007 and $18 million in 2006 for its retirement and employee savings plans.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Condensed Consolidating Information  In connection with GAFRI's acquisition of its publicly held common stock in September 2007, AFG has guaranteed all of the outstanding public debt of GAFRI and GAFRI's wholly-owned subsidiary, AAG Holding Company, Inc. In addition, GAFRI guarantees AAG Holding's public debt. The AFG and GAFRI guarantees are full and unconditional and joint and several. Condensed consolidating financial statements for AFG are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

			AAG	All Other	Consol.
December 31, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Assets:
Cash and investments	$ 188.5	$ 20.4	$ -	$16,663.7	($ 2.1)	$16,870.5
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	4,301.7	-	4,301.7
Agents' balances and premiums receivable	-	-	-	629.7	-	629.7
Deferred policy acquisition costs	-	-	-	2,343.1	-	2,343.1
Other assets	11.6	6.0	6.1	2,084.3	174.5	2,282.5
Investment in subsidiaries and
affiliates	3,131.6	812.8	900.4	716.8	(5,561.6)	-
	$3,331.7	$ 839.2	$ 906.5	$26,739.3	(5,389.2)	$26,427.5

Liabilities and Capital:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 8,462.1	$ -	$ 8,462.1
Annuity, life, accident and health
benefits and reserves	-	-	-	12,194.2	(1.7)	12,192.5
Long-term debt	719.0	.7	219.4	91.0	(.4)	1,029.7
Other liabilities	122.7	21.8	110.8	2,062.3	(64.4)	2,253.2
	841.7	22.5	330.2	22,809.6	(66.5)	23,937.5

Total shareholders' equity	2,490.0	816.7	576.3	3,929.7	(5,322.7)	2,490.0
	$3,331.7	$ 839.2	$ 906.5	$26,739.3	($5,389.2)	$26,427.5

December 31, 2007

Assets:
Cash and investments	$ 52.8	$ 4.6	$ -	$17,998.5	($ 1.8)	$18,054.1
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,664.1	-	3,664.1
Agents' balances and premiums receivable	-	-	-	560.6	-	560.6
Deferred policy acquisition costs	-	-	-	1,394.4	-	1,394.4
Other assets	14.0	18.4	6.5	2,003.4	92.0	2,134.3
Investment in subsidiaries and
affiliates	3,764.5	1,168.5	1,316.6	1,111.9	(7,361.5)	-
	$3,831.3	$1,191.5	$1,323.1	$26,732.9	($7,271.3)	$25,807.5

Liabilities and Capital:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 7,836.6	$ -	$ 7,836.6
Annuity, life, accident and health
benefits and reserves	-	-	-	11,582.1	(1.8)	11,580.3
Long-term debt	575.8	.8	340.4	91.7	(71.8)	936.9
Other liabilities	209.4	75.5	108.9	2,269.0	(255.2)	2,407.6
	785.2	76.3	449.3	21,779.4	(328.8)	22,761.4

Total shareholders' equity	3,046.1	1,115.2	873.8	4,953.5	(6,942.5)	3,046.1
	$3,831.3	$1,191.5	$1,323.1	$26,732.9	($7,271.3)	$25,807.5

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

(In millions)

FOR THE YEAR ENDED			AAG	All Other	Consol.
DECEMBER 31, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$2,867.2	$ -	$2,867.2
Life, accident and health premiums	-	-	-	434.6	-	434.6
Realized gains (losses)	(2.5)	-	-	(426.0)	2.1	(426.4)
Investment and other income	(1.2)	11.7	-	1,437.9	(31.1)	1,417.3
Equity in earnings of subsidiaries	407.4	(87.3)	(64.1)	-	(256.0)	-
	403.7	(75.6)	(64.1)	4,313.7	(285.0)	4,292.7

Costs and Expenses:
Insurance benefits and expenses	-	-	-	3,443.7	.1	3,443.8
Interest charges on borrowed money	58.7	.1	29.0	14.7	(32.5)	70.0
Other expenses	33.3	18.0	5.9	411.1	(1.1)	467.2
	92.0	18.1	34.9	3,869.5	(33.5)	3,981.0

Earnings (loss) before income taxes	311.7	(93.7)	(99.0)	444.2	(251.5)	311.7
Provision for income taxes	115.9	(33.7)	(32.2)	167.6	(101.7)	115.9

Net Earnings (Loss)	$195.8	($ 60.0)	($ 66.8)	$ 276.6	($ 149.8)	$ 195.8

FOR THE YEAR ENDED
DECEMBER 31, 2007

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$2,702.7	$ -	$2,702.7
Life, accident and health premiums	-	-	-	423.7	-	423.7
Realized gains (losses)	2.7	3.7	-	(75.7)	(1.5)	(70.8)
Investment and other income	11.6	17.8	(3.4)	1,355.4	(58.2)	1,323.2
Equity in earnings of subsidiaries	709.3	71.2	99.1	36.9	(916.5)	-
	723.6	92.7	95.7	4,443.0	(976.2)	4,378.8

Costs and Expenses:
Insurance benefits and expenses	-	-	-	3,144.6	-	3,144.6
Interest charges on borrowed money	76.2	3.6	35.9	16.0	(60.4)	71.3
Other expenses	40.2	13.9	3.9	486.9	10.8	555.7
	116.4	17.5	39.8	3,647.5	(49.6)	3,771.6

Earnings before income taxes	607.2	75.2	55.9	795.5	(926.6)	607.2
Provision for income taxes	225.8	22.8	14.7	261.3	(298.8)	225.8

Income from continuing operations	381.4	52.4	41.2	534.2	(627.8)	381.4
Discontinued operations, net of tax	1.8	1.9	-	1.9	(3.8)	1.8

Net Earnings	$383.2	$ 54.3	$ 41.2	$ 536.1	($ 631.6)	$ 383.2

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

(In millions)

FOR THE YEAR ENDED			AAG	All Other	Consol.
DECEMBER 31, 2006	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$2,563.1	$ -	$2,563.1
Life, accident and health premiums	-	-	-	354.7	-	354.7
Realized gains (losses)	(.9)	(1.1)	-	35.6	(4.6)	29.0
Investment and other income	6.3	30.1	(2.2)	1,315.0	(71.3)	1,277.9
Equity in earnings of subsidiaries	780.7	85.2	181.6	81.2	(1,128.7)	-
	786.1	114.2	179.4	4,349.6	(1,204.6)	4,224.7

Costs and Expenses:
Insurance benefits and expenses	-	-	-	3,016.2	-	3,016.2
Interest charges on borrowed money	74.6	.1	40.9	14.6	(57.7)	72.5
Other expenses	48.7	10.5	9.7	387.9	16.4	473.2
	123.3	10.6	50.6	3,418.7	(41.3)	3,561.9

Earnings before income taxes	662.8	103.6	128.8	930.9	(1,163.3)	662.8
Provision for income taxes	234.6	35.7	43.7	303.3	(382.7)	234.6

Income from continuing operations	428.2	67.9	85.1	627.6	(780.6)	428.2
Discontinued operations, net of tax	25.2	31.0	-	31.0	(62.0)	25.2

Net Earnings	$453.4	$ 98.9	$ 85.1	$ 658.6	($ 842.6)	$ 453.4

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE YEAR ENDED			AAG	All Other	Consol.
DECEMBER 31, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings (loss)	$195.8	($ 60.0)	($ 66.8)	$ 276.6	($ 149.8)	$ 195.8
Adjustments:
Equity in net (earnings) loss
of subsidiaries	(255.9)	52.0	43.6	-	160.3	-
Dividends from subsidiaries	410.5	12.0	72.5	-	(495.0)	-
Other adjustments, net	23.4	(11.9)	2.8	773.3	(10.5)	777.1
Net cash provided by (used in)
operating activities	373.8	(7.9)	52.1	1,049.9	(495.0)	972.9

Investing Activities:
Purchase of investments, property and
equipment	(5.4)	(43.8)	-	(6,396.6)	-	(6,445.8)
Purchase of subsidiaries	-	-	-	(112.5)	-	(112.5)
Capital contributions to subsidiaries	(292.7)	(142.4)	(125.0)	-	560.1	-
Maturities and redemptions of fixed
maturity investments	.2	5.9	-	1,901.3	(20.0)	1,887.4
Sale of investments, property and
equipment	4.8	37.9	-	3,833.5	-	3,876.2
Other, net	(2.5)	(16.7)	-	93.4	-	74.2
Net cash provided by (used in)
investing activities	(295.6)	(159.1)	(125.0)	(680.9)	540.1	(720.5)

Financing Activities:
Annuity receipts	-	-	-	1,648.8	-	1,648.8
Annuity surrenders, benefits and
withdrawals	-	-	-	(1,466.3)	-	(1,466.3)
Net transfers from variable annuity assets	-	-	-	45.9	-	45.9
Additional long-term borrowings	700.0	-	-	15.0	-	715.0
Reductions of long-term debt	(557.1)	(.1)	(69.5)	(15.7)	20.0	(622.4)
Issuances of Common Stock	21.6	-	-	1.0	-	22.6
Capital contributions from parent	-	166.2	142.4	251.5	(560.1)	-
Repurchases of Common Stock	(47.4)	-	-	-	-	(47.4)
Cash dividends paid	(50.7)	-	-	(495.0)	495.0	(50.7)
Other, net	-	-	-	(49.8)	-	(49.8)
Net cash provided by (used in)
financing activities	66.4	166.1	72.9	(64.6)	(45.1)	195.7

Net increase (decrease) in cash and
cash equivalents
Cash and cash equivalents at beginning	144.6	(.9)	-	304.4	-	448.1
of year	15.6	2.6	-	797.7	-	815.9

Cash and cash equivalents at end of year	$160.2	$ 1.7	$ -	$1,102.1	$ -	$1,264.0

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

PART III

The information required by the following Items will be included in AFG's definitive Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year and is incorporated herein by reference.

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

B. Schedules filed herewith for 2008, 2007 and 2006:
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

3. Exhibits - see Exhibit Index on page E-1.

S-1

AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In Millions)

Condensed Balance Sheet
	December 31
	2008	2007
Assets:
Cash and cash equivalents	$ 160.2	$ 15.6
Investment in securities	26.0	34.9
Investment in subsidiaries (a)	3,131.6	3,764.5
Other investments	2.3	2.3
Other assets	11.6	14.0

	$3,331.7	$3,831.3
Liabilities and Shareholders' Equity:
Accounts payable, accrued expenses and other
liabilities	$ 122.7	$ 209.4
Long-term debt	719.0	575.8
Shareholders' equity	2,490.0	3,046.1

	$3,331.7	$3,831.3

Condensed Statement of Earnings
	Year Ended December 31,
	2008	2007	2006
Income:
Dividends from subsidiaries (b)	$774.8	$1,057.2	$531.5
Equity in undistributed earnings
of subsidiaries (b)	(367.4)	(347.9)	249.2
Realized gains (losses) on investments	(2.5)	2.7	(.9)
Investment and other income (c)	(1.2)	11.6	6.3
	403.7	723.6	786.1

Costs and Expenses:
Interest charges on intercompany borrowings	20.6	41.4	39.1
Interest charges on other borrowings	38.1	34.8	35.5
Loss on retirement of debt	-	.3	2.5
Other operating and general expenses	33.3	39.9	46.2
	92.0	116.4	123.3

Earnings from continuing operations
before income taxes	311.7	607.2	662.8
Provision for income taxes	115.9	225.8	234.6
Earnings from continuing operations	195.8	381.4	428.2

Discontinued operations, net of tax	-	1.8	25.2

Net Earnings	$195.8	$ 383.2	$453.4

_________________________
(a) Investment in subsidiaries includes intercompany receivables and payables.
(b) Reflects dividend of GAFRI Common Stock by GAI of $681.8 million in 2007.
(c) Includes mark-to-market adjustments on trading securities.

S-2

AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

(In Millions)

Condensed Statement of Cash Flows

	Year Ended December 31,
	2008	2007	2006
Operating Activities:
Net earnings	$195.8	$383.2	$453.4
Adjustments:
Equity in earnings of subsidiaries	(255.9)	(460.1)	(514.4)
Depreciation and amortization	1.8	1.9	1.6
Realized (gains) losses on investing
activities	2.8	(2.7)	1.0
Loss on retirement of debt	-	.3	2.5
Change in balances with affiliates	65.2	(3.6)	(47.0)
Net (purchases) sales of trading securities	5.8	(32.5)	-
Decrease (increase) in other assets	(.3)	(1.7)	2.0
Increase in other liabilities	(60.8)	22.3	84.5
Dividends from subsidiaries	410.5	320.7	102.5
Other	8.9	8.9	6.8
Net cash provided by operating activities	373.8	236.7	92.9

Investing Activities:
Capital contributions to subsidiaries (a)	(292.7)	(285.0)	(2.5)
Purchases of investments	(4.9)	(4.5)	(1.8)
Sales of investments	4.8	115.5	62.0
Maturities and redemptions	.2	5.0	21.9
Other	(3.0)	1.2	(.2)
Net cash provided by (used in)
investing activities	(295.6)	(167.8)	79.4

Financing Activities:
Additional long-term borrowings	700.0	145.0	-
Reductions of long-term debt	(557.1)	(120.8)	(46.0)
Issuances of Common Stock	21.6	17.5	37.1
Repurchases of Common Stock	(47.4)	(199.1)	-
Cash dividends paid	(50.7)	(41.9)	(38.2)
Other	-	-	(.1)
Net cash provided by (used in)
financing activities	66.4	(199.3)	(47.2)

Net Increase (Decrease) in Cash and Cash Equivalents	144.6	(130.4)	125.1

Cash and cash equivalents at beginning of year	15.6	146.0	20.9

Cash and cash equivalents at end of year	$160.2	$ 15.6	$146.0

(a) Includes amounts contributed in 2007 to fund GAFRI's acquisition of its shares not previously owned by AFG.

S-3

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2008

(IN MILLIONS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
AFFILIATION WITH REGISTRANT	DEFERRED POLICY ACQUISITION COSTS	(a) RESERVES FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES	(b) DISCOUNT DEDUCTED IN COLUMN C	(c) UNEARNED PREMIUMS	EARNED PREMIUMS	NET INVESTMENT INCOME	CLAIMS AND CLAIM ADJUSTMENT EXPENSES INCURRED RELATED TO		AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS	PAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES	PREMIUMS WRITTEN
							CURRENT YEARS	PRIOR YEARS

      CONSOLIDATED PROPERTY-CASUALTY ENTITIES

2008	$362	$6,764	$36	$1,698	$2,867	$387	$1,864	($242)	$749	$1,456	$2,886

2007	$331	$6,168	$37	$1,668	$2,703	$329	$1,531	($ 99)	$654	$1,355	$2,712

2006					$2,563	$304	$1,537	($ 57)	$612	$1,308	$2,658

(a) Grossed up for reinsurance recoverables of $2,610 and $2,300 at December 31, 2008 and 2007, respectively.
(b) Discounted at approximately 6%.
(c) Grossed up for prepaid reinsurance premiums of $406 and $390 at December 31, 2008 and 2007, respectively.

Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.
American Financial Group, Inc.

Signed: February 27, 2009	BY:/s/CARL H. LINDNER III
Carl H. Lindner III
Co-Chief Executive Officer

BY:/s/S. CRAIG LINDNER
S. Craig Lindner
Co-Chief Executive Officer

______________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Capacity	Date

/s/CARL H. LINDNER	Chairman of the Board	February 27, 2009
Carl H. Lindner	of Directors

/s/CARL H. LINDNER III	Director	February 27, 2009
Carl H. Lindner III

/s/S. CRAIG LINDNER	Director	February 27, 2009
S. Craig Lindner

/s/THEODORE H. EMMERICH	Director*	February 27, 2009
Theodore H. Emmerich

/s/JAMES E. EVANS	Director	February 27, 2009
James E. Evans

/s/TERRY S. JACOBS	Director*	February 27, 2009
Terry S. Jacobs

/s/GREGORY G. JOSEPH	Director*	February 27, 2009
Gregory G. Joseph

/s/KENNETH C. AMBRECHT	Director	February 27, 2009
Kenneth C. Ambrecht

/s/WILLIAM W. VERITY	Director	February 27, 2009
William W. Verity

/s/JOHN I. VON LEHMAN	Director*	February 27, 2009
John I. Von Lehman

/s/KEITH A. JENSEN	Senior Vice President	February 27, 2009
Keith A. Jensen	(principal financial and accounting officer)

* Member of the Audit Committee

INDEX TO EXHIBITS

AMERICAN FINANCIAL GROUP, INC.
Number	Exhibit Description

3(a)	Amended and Restated Articles of
Incorporation, filed as Exhibit 3(a)
	to AFG's Form 10-K for 1997.	(*)

3(b)	Amended and Restated Code of Regulations, filed as
	Exhibit 3 to AFG's Form 8-K filed on December 11, 2008.	(*)

4	Instruments defining the rights of	Registrant has no
	security holders.	outstanding debt issues
exceeding 10% of the
assets of Registrant and
consolidated subsidiaries.

Material Contracts:

10(a)	2005 Stock Incentive Plan included in AFG's
	2005 Proxy.	(*)

10(b)	Amended and Restated Deferred Compensation Plan.

10(c)	2009 Annual Co-CEO Equity Bonus Plan.

10(d)	2009 Annual Senior Executive Bonus Plan.

10(e)	2008 Annual Senior Executive Bonus Plan, filed as
	Exhibit 10(c) to AFG's Form 10-K for 2007.	(*)

10(f)	Amended and restated Nonqualified Auxiliary RASP.

10(g)	Directors' Compensation Plan, filed as
	Exhibit 10(g) to AFG's Form 10-K for 2007.	(*)

10(h)	Credit Agreement, dated March 29, 2006 among
American Financial Group, Inc. and AAG Holding Company,
Inc., each as Borrowers, and several lenders, filed as
	Exhibit 10.2 to AFG's Form 8-K filed on March 30, 2006.	(*)

10(i)	Amendment to Credit Agreement dated March 29, 2006, among
American Financial Group, Inc., AAG Holding Company, Inc.,
each as borrowers, and several lenders, filed as
	Exhibit 10(i) to AFG's Form 10-K for 2007.	(*)

10(j)	Credit Agreement, dated July 21, 2008 among American
Financial Group, Inc., Wachovia Bank, National Association,
as Administrative Agent, and several lenders, filed as
	Exhibit 10.1 to AFG's Form 8-K filed on July 24, 2008.	(*)

(*) Incorporated herein by reference.

E-1

INDEX TO EXHIBITS - CONTINUED

AMERICAN FINANCIAL GROUP, INC.
Number	Exhibit Description

12	Computation of ratios of earnings
to fixed charges.

21	Subsidiaries of the Registrant.

23	Consent of independent registered public accounting firm.

31(a)	Sarbanes-Oxley Section 302(a) Certification of
Co-Chief Executive Officer.

31(b)	Sarbanes-Oxley Section 302(a) Certification of
Co-Chief Executive Officer.

31(c)	Sarbanes-Oxley Section 302(a) Certification of
Chief Financial Officer.

32	Sarbanes-Oxley Section 906 Certification of Co-Chief
Executive Officers and Chief Financial Officer.

E-2