Form 10-Q
period 2009-03-31
AMERICAN FINANCIAL GROUP INC
filed 2009-05-11
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

One East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X      No

       Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes           No

       Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:
       Large Accelerated Filer   X        Accelerated Filer             Non-Accelerated Filer               Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company. Yes No X

As of May 1, 2009, there were 115,736,731 shares of the Registrant's Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

ITEM I - FINANCIAL STATEMENTS

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)

(Dollars In Millions)
	March 31,	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$ 1,315.0	$ 1,264.0
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $16,263.8 and $15,948.1)	14,308.5	14,079.3
Trading - at fair value	310.7	280.5
Equity securities - at fair value:
Common stocks (cost - $107.2 and $118.6)	209.6	216.5
Perpetual preferred stocks (cost - $152.4 and $178.4)	88.4	137.1
Mortgage loans	305.4	308.9
Policy loans	280.1	283.6
Real estate and other investments	317.9	300.6
Total cash and investments	17,135.6	16,870.5
Recoverables from reinsurers and prepaid
reinsurance premiums	3,560.0	4,301.7
Agents' balances and premiums receivable	618.3	629.7
Deferred policy acquisition costs	2,410.6	2,343.1
Other receivables	347.2	414.8
Variable annuity assets (separate accounts)	390.7	415.9
Other assets	1,169.5	1,241.6
Goodwill	210.2	210.2

Total Assets	$25,842.1	$26,427.5

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$ 6,266.4	$ 6,764.2
Unearned premiums	1,678.0	1,697.9
Annuity benefits accumulated	10,689.8	10,652.7
Life, accident and health reserves	1,555.7	1,539.8
Payable to reinsurers	286.0	504.1
Long-term debt	1,058.3	1,029.7
Variable annuity liabilities (separate accounts)	390.7	415.9
Accounts payable, accrued expenses and other
liabilities	1,238.4	1,221.6
Total liabilities	23,163.3	23,825.9

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 115,721,254 and 115,599,169 shares outstanding	115.7	115.6
Capital surplus	1,239.9	1,235.8
Retained earnings	1,947.8	1,841.6
Accumulated other comprehensive income (loss),
net of tax	(740.0)	(703.0)
Total shareholders' equity	2,563.4	2,490.0

Noncontrolling interests	115.4	111.6
Total equity	2,678.8	2,601.6

Total liabilities and equity	$25,842.1	$26,427.5

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (unaudited)

(In Millions, Except Per Share Data)

	Three months ended
	March 31,
	2009	2008
Income:
Property and casualty insurance premiums	$ 574.7	$ 635.0
Life, accident and health premiums	109.1	108.7
Investment income	300.2	266.3
Realized gains (losses) on securities (*)	(41.3)	(80.3)
Other income	62.9	72.1
	1,005.6	1,001.8
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	271.7	290.9
Commissions and other underwriting expenses	198.7	222.0
Annuity benefits	107.6	104.9
Life, accident and health benefits	91.0	87.4
Annuity and supplemental insurance acquisition expenses	52.1	40.1
Interest charges on borrowed money	16.0	18.7
Other operating and general expenses	100.5	111.8
	837.6	875.8

Operating earnings before income taxes	168.0	126.0
Provision for income taxes	58.3	44.9

Net earnings, including noncontrolling interests	109.7	81.1
Less: Net earnings attributable to noncontrolling interests	(5.9)	(5.1)

Net Earnings Attributable to Shareholders	$ 103.8	$ 76.0

Earnings Attributable to Shareholders per Common Share:
Basic	$.90	$.67
Diluted	$.88	$.64

Average number of Common Shares:
Basic	115.7	113.5
Diluted	116.4	117.2

Cash dividends per Common Share	$.13	$.125

(*) Consists of the following:
Realized gains before impairment losses	$ 34.7	$ 21.6

Unrealized losses on securities with impairment charges	(184.4)	(101.9)
Non-credit portion in other comprehensive income	108.4	-
Impairment charges recognized in earnings	(76.0)	(101.9)
Total realized gains(losses) on securities	($ 41.3)	($ 80.3)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

(Dollars in Millions)

		Shareholders' Equity
				Accumulated
		Common Stock		Other		Noncon-
	Common	and Capital	Retained	Comprehensive		trolling	Total
	Shares	Surplus	Earnings	Income (Loss)	Total	Interests	Equity
Balance at December 31, 2008	115,599,169	$1,351.4	$1,841.6	($703.0)	$2,490.0	$111.6	$2,601.6

Cumulative effect of accounting change	-	-	17.5	(17.5)	-	-	-
Net earnings	-	-	103.8	-	103.8	5.9	109.7
Other comprehensive income (loss),
net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	(15.9)	(15.9)	(1.4)	(17.3)
Change in foreign currency translation	-	-	-	(3.8)	(3.8)	(.2)	(4.0)
Change in unrealized pension and other
postretirement benefits	-	-	-	.2	.2	-	.2
Total comprehensive income					84.3	4.3	88.6
				-
Dividends on Common Stock	-	-	(15.1)	-	(15.1)	-	(15.1)
Shares issued:
Benefit plans	116,331.8		-	-	.8	-	.8
Dividend reinvestment plan	5,754.1		-	-	.1	-	.1
Other stock-based compensation expense	-	2.7	-	-	2.7	-	2.7
Other	-	.6	-	-	.6	(.5)	.1

Balance at March 31, 2009	115,721,254	$1,355.6	$1,947.8	($740.0)	$2,563.4	$ 115.4	$2,678.8

Balance at December 31, 2007	113,499,080	$1,300.0	$1,733.5	$12.6	$3,046.1	$99.9	$3,146.0

Net earnings	-	-	76.0	-	76.0	5.1	81.1
Other comprehensive income (loss),
net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	(70.5)	(70.5)	(2.1)	(72.6)
Change in foreign currency translation	-	-	-	(3.2)	(3.2)	-	(3.2)
Total comprehensive income					2.3	3.0	5.3

Dividends on Common Stock	-	-	(14.2)	-	(14.2)	-	(14.2)
Shares issued:
Exercise of stock options	483,265	9.6	-	-	9.6	-	9.6
Dividend reinvestment plan	70,172	1.8	-	-	1.8	-	1.8
Other benefit plans	135,149	3.8	-	-	3.8	-	3.8
Other stock-based compensation expense	-	2.4	-	-	2.4	-	2.4
Shares acquired and retired	(1,003,000)	(11.5)	(14.9)	-	(26.4)	-	(26.4)
Shares tendered in option exercises	(240,325)	(2.7)	(3.5)	-	(6.2)	-	(6.2)
Noncontrolling interest of
acquired subsidiary	-	-	-	-	-	18.9	18.9
Other	-	.9	-	-	.9	.5	1.4

Balance at March 31, 2008	112,944,341	$1,304.3	$1,776.9	($61.1)	$3,020.1	$122.3	$3,142.4

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In Millions)
	Three months ended
	March 31,
	2009	2008
Operating Activities:
Net earnings, including noncontrolling interests	$ 109.7	$ 81.1
Adjustments:
Depreciation and amortization	63.2	49.0
Annuity benefits	107.6	104.9
Realized losses on investing activities	41.3	80.0
Net (purchases) sales of trading securities	(35.1)	1.6
Deferred annuity and life policy acquisition costs	(38.4)	(42.5)
Decrease in reinsurance and other receivables	822.9	171.4
Decrease in other assets	62.5	22.6
Decrease in insurance claims and reserves	(501.8)	(35.7)
Decrease in payable to reinsurers	(218.1)	(6.2)
Increase (decrease) in other liabilities	8.1	(65.4)
Other, net	.1	8.9
Net cash provided by operating activities	422.0	369.7

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,087.9)	(1,823.9)
Equity securities	(.2)	(75.7)
Subsidiaries	(1.5)	(111.8)
Real estate, property and equipment	(11.4)	(12.6)
Maturities and redemptions of fixed maturity investments	380.3	603.9
Sales of:
Fixed maturity investments	397.1	1,077.9
Equity securities	8.1	75.1
Real estate, property and equipment	.1	4.7
Decrease in securities lending collateral	16.2	4.8
Cash and cash equivalents of businesses acquired	-	90.8
Increase in other investments	(15.0)	(3.9)
Net cash used in investing activities	(314.2)	(170.7)

Financing Activities:
Annuity receipts	266.1	286.0
Annuity surrenders, benefits and withdrawals	(319.8)	(351.8)
Net transfers from (to) variable annuity assets	(.2)	19.3
Additional long-term borrowings	28.9	270.0
Reductions of long-term debt	(.4)	(216.2)
Decrease in securities lending obligation	(16.2)	(4.8)
Issuances of Common Stock	.4	4.6
Repurchases of Common Stock	-	(26.4)
Cash dividends paid on Common Stock	(15.0)	(12.4)
Other, net	(.6)	.2
Net cash provided by financing activities	(56.8)	(31.5)

Net Increase in Cash and Cash Equivalents	51.0	167.5

Cash and cash equivalents at beginning of period	1,264.0	815.9

Cash and cash equivalents at end of period	$1,315.0	$ 983.4

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES
A.	Accounting Policies	F.	Amortizable Intangible Assets
B.	Segments of Operations	G.	Long-Term Debt
C.	Fair Value Measurements	H.	Shareholders' Equity
D.	Investments	I.	Contingencies
E.	Derivatives	J.	Condensed Consolidating Information

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

AFG adopted Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements," on January 1, 2009. As a result, noncontrolling interests in subsidiaries (formerly referred to as minority interest) is reported in the Balance Sheet as a separate component of equity and in the Statement of Earnings as a deduction from net income (instead of as an expense) in deriving net earnings attributable to AFG's shareholders. SFAS No. 160 requires that purchases and sales of equity interests in less than 100%-owned subsidiaries that do not result in a change of control be accounted for as equity transactions and, upon loss of control, requires any interest retained to be recorded at fair value with a gain or loss recognized in earnings. SFAS No. 160 is required to be applied prospectively, except for the provisions related to financial statement presentation of noncontrolling interests, which have been applied retrospectively.

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

Fair Value Measurements  Effective January 1, 2008, AFG adopted SFAS No. 157, "Fair Value Measurements," with the exception of the application of the statement to nonrecurring fair value measurements of nonfinancial assets and liabilities that was adopted as of January 1, 2009 in accordance with FSP FAS No. 157-2. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standard establishes a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability ("inputs") are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG's assumptions about the assumptions market participants would use in pricing the asset or liability. In the first quarter of 2009, AFG did not have any

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

significant nonrecurring fair value measurements of nonfinancial assets and liabilities. AFG adopted FSP FAS No. 157-4 as of January 1, 2009. This standard provides guidance on estimating the fair value of an asset or liability when there is no active market and on identifying transactions that are not orderly. The standard did not change the objective of fair value measurements. Adoption of SFAS No. 157 and the FSPs did not have a significant impact on AFG's financial condition or results of operations.

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

In April 2009, the Financial Accounting Standards Board ("FASB") issued FSP FAS No. 115-2, "Recognition and Presentation of Other-Than-Temporary Impairments." Under the guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is more likely than not that it will not have to sell the security before recovery of its amortized cost basis, then an entity may separate other than temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income). The credit-related portion of an other than temporary impairment is measured by comparing a security's amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Statement of Earnings. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. AFG adopted this FSP effective January 1, 2009, and recorded a cumulative effect adjustment of $17.5 million to reclassify the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income. Additional disclosures required by the FSP are contained in Note D.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Derivatives  Derivatives included in AFG's Balance Sheet are recorded at fair value and consist primarily of (i) components of certain fixed maturity securities (primarily interest-only MBS) and (ii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in earnings.

AFG adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" on January 1, 2009. SFAS No. 161 requires enhanced disclosures about objectives and strategies for using derivatives, how they are accounted for and how the instruments affect the entity's financial statements. See Note E "Derivatives" for the related disclosures. Adoption of SFAS No. 161 had no impact on AFG's financial position or results of operations.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Premium Recognition  Property and casualty premiums are earned generally over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on information received from such companies and organizations. For traditional life, accident and health products, premiums are recognized as revenue when legally collectible from policyholders. For interest-sensitive life and universal life products, premiums are recorded in a policyholder account, which is reflected as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses.

Noncontrolling Interests  For Balance Sheet purposes, noncontrolling interests represents the interests of shareholders other than AFG in consolidated entities. In the Statement of Earnings, net earnings attributable to noncontrolling interests represents such shareholders' interest in the earnings of those entities.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes (in millions):

	Three months ended
	March 31,
	2009	2008
Adjustments to net earnings attributable to shareholders:
Dilution of majority-owned subsidiaries	($.1)	($.1)
Assumed issuance of shares under
deferred compensation plan	(.9)	(.3)

Adjustments to weighted average common shares:
Stock-based compensation plans	.7	1.9
Convertible notes	-	1.8

AFG's weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: first quarter of 2009 and 2008 - 7.6 million and 3.9 million, respectively.

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

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, directors and officers liability and customized programs for small to mid-sized businesses, (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions, surety and fidelity products and trade credit insurance, and (iv) California workers' compensation. AFG's annuity and supplemental insurance business markets traditional fixed, indexed and variable annuities and a variety of supplemental insurance products. AFG's reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables (in millions) show AFG's revenues and operating earnings before income taxes by significant business segment and sub-segment.

	Three months ended
	March 31,
	2009	2008
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 211.5	$ 236.1
Specialty casualty	171.6	211.8
Specialty financial	130.2	119.6
California workers' compensation	43.6	51.4
Other	17.8	15.9
Other lines	-	.2
	574.7	635.0
Investment income	106.9	100.0
Realized losses	(10.2)	(33.5)
Other	29.9	39.6
	701.3	741.1
Annuity and supplemental insurance:
Investment income	196.3	168.1
Life, accident and health premiums	109.1	108.7
Realized losses	(31.2)	(43.8)
Other	31.6	29.1
	305.8	262.1
Other	(1.5)	(1.4)
	$1,005.6	$1,001.8

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 48.0	$ 38.7
Specialty casualty	40.3	53.3
Specialty financial	13.5	16.7
California workers' compensation	.2	10.2
Other	3.0	1.2
Other lines	(.7)	2.0
	104.3	122.1
Investment and other operating income	90.6	87.6
Realized losses	(10.2)	(33.5)
	184.7	176.2
Annuity and supplemental insurance:
Operations	39.3	26.5
Realized losses	(31.2)	(43.8)
	8.1	(17.3)
Other	(24.8)	(32.9)
	$ 168.0	$ 126.0

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Fair Value Measurements The framework established in SFAS No. 157 for measuring fair value is based on inputs used in estimating fair value. The three levels of the hierarchy are as follows:

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

AFG's Level 1 financial instruments consist primarily of publicly traded equity securities and highly liquid government bonds for which quoted market prices in active markets are available. AFG's Level 2 financial instruments include separate account assets and liabilities, corporate and municipal fixed maturity securities and mortgage-backed securities ("MBS") priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2. AFG's Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, readily available market information.

AFG's management is responsible for the valuation process and uses data from outside sources (including nationally recognized pricing services and broker/dealers) in establishing fair value. This data is reviewed by internal investment professionals who ensure the fair value is representative of an exit price (consistent with SFAS No. 157).

Assets and liabilities measured at fair value on March 31, 2009, are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Available for sale ("AFS")	$ 332	$13,288	$ 689	$14,309
Trading	-	310	1	311
Equity securities:
Common stocks	59	147	4	210
Perpetual preferred stocks	59	5	24	88
Separate account assets (a)	-	391	-	391
Other investments	-	28	-	28
Other assets	32	31	5	68
Total assets accounted for at fair value	$ 482	$14,200	$ 723	$15,405

Liabilities:
Derivatives embedded in annuity
benefits accumulated	$ -	$ -	$ 86	$ 86

(a) Separate account liabilities equal the fair value for separate account assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Approximately 4-1/2% of the total assets measured at fair value were Level 3 assets. Approximately 50% of these assets were MBS whose fair values were determined primarily using non-binding broker quotes; the balance was primarily private placement debt and equity securities whose fair values were determined internally using significant unobservable inputs, including the evaluation of underlying collateral and issuer creditworthiness, as well as certain Level 2 inputs such as comparable yields and multiples on similar publicly traded issues.

Changes in balances of Level 3 financial assets and liabilities during the first quarter of 2009 and 2008 are presented below (in millions). Transfers into (out of) Level 3 are due to a change in the availability of market observable inputs for individual securities and are reflected in the table at fair value as of the date of transfer.

	Fixed Maturities		Equity	Other	Embedded
	AFS	Trading	Securities	Assets	Derivatives
Balance at December 31, 2008	$706	$ 1	$ 44	$ 5	$ 96
Total realized/unrealized gains (losses):
Included in net income	3	-	(7)	-	(12)
Included in other comprehensive
income (loss)	(12)	-	(4)	-	-
Purchases, sales, issuances and settlements	(17)	-	-	-	2
Transfers into (out of) Level 3	9	-	(5)	-	-
Balance at March 31, 2009	$689	$ 1	$ 28	$ 5	$ 86

Balance at December 31, 2007	$527	$11	$56	$5	$155
Total realized/unrealized gains (losses)
Included in net income	23	(1)	-	(1)	(16)
Included in other comprehensive
income (loss)	(2)	-	-	-	-
Purchases, sales, issuances and settlements	117	-	(10)	-	7
Transfers into (out of) Level 3	-	-	-	-	-
Balance at March 31, 2008	$665	$10	$46	$4	$146

  Investments  Fixed maturities and equity securities classified as available for sale at March 31, 2009, and December 31, 2008, consisted of the following (in millions):

	March 31, 2009				December 31, 2008
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
Direct obligations of the
United States Government	$ 289	$ 307	$ 18	$ -	$ 298	$ 323	$ 25	$ -
United States Government
agencies and authorities	216	221	5	-	239	246	7	-
States, municipalities and
political subdivisions	1,200	1,211	27	(16)	967	965	18	(20)
Foreign government	144	147	3	-	150	155	5	-
Residential MBS	4,733	3,853	42	(922)	4,899	4,046	34	(887)
Commercial MBS	1,116	885	3	(234)	1,089	876	2	(215)
All other corporate	8,518	7,644	79	(953)	8,255	7,422	62	(895)
Redeemable preferred stocks	48	41	1	(8)	51	46	2	(7)

	$16,264	$14,309	$178	($2,133)	$15,948	$14,079	$155	($2,024)

Common stocks	$ 107	$ 210	$119	($ 16)	$ 119	$ 217	$112	($ 14)

Perpetual preferred stocks	$ 152	$ 88	$ -	($ 64)	$ 178	$ 137	$ 2	($ 43)

The non-credit related portion of other than temporary impairment charges are included in other comprehensive income. Such charges taken for securities still owned at March 31 were $193 million for residential MBS and $10 million for corporate bonds.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008.

	Less Than Twelve Months			Twelve Months or More
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost
March 31, 2009
Fixed maturities:
Direct obligations of the
United States Government	$ -	$ 5	100%	$ -	$ -	-%
United States Government
agencies and authorities	-	14	99%	-	-	-%
States, municipalities and
political subdivisions	(4)	215	98%	(12)	80	86%
Foreign government	-	12	99%	-	-	-%
Residential MBS	(420)	1,489	78%	(502)	1,544	75%
Commercial MBS	(90)	371	81%	(144)	475	77%
All other corporate	(366)	3,237	90%	(587)	1,955	77%
Redeemable preferred stocks	(5)	24	82%	(3)	3	55%

	($ 885)	$5,367	86%	($1,248)	$4,057	77%

Common Stocks	($ 16)	$ 28	63%	$ -	$ -	-%

Perpetual Preferred Stocks	($ 19)	$ 23	55%	($ 45)	$ 44	50%

December 31, 2008
Fixed maturities:
United States Government
agencies and authorities	$ -	$ 5	99%	$ -	$ 3	100%
States, municipalities and
political subdivisions	(15)	187	93%	(5)	41	89%
Foreign government	-	-	-%	-	-	-%
Residential MBS	(567)	2,262	80%	(320)	914	74%
Commercial MBS	(169)	669	80%	(46)	173	79%
All other corporate	(502)	4,361	90%	(393)	1,279	77%
Redeemable preferred stocks	(5)	26	84%	(2)	5	72%

	($1,258)	$7,510	86%	($ 766)	$2,415	76%

Common Stocks	($ 14)	$ 23	62%	$ -	$ -	-%

Perpetual Preferred Stocks	($ 19)	$ 61	76%	($ 24)	$ 35	59%

At March 31, 2009, the gross unrealized losses of $2.1 billion relate to approximately 1,940 fixed maturity securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 79% of the gross unrealized loss and 90% of the fair value. Note that all references to ratings of investment securities held at March 31, 2009, incorporate ratings changes through April 30, 2009. MBS and corporate bonds comprised approximately 87% of the fair value of the available for sale fixed maturity portfolio at March 31, 2009, and 99% of the gross unrealized losses. Gross unrealized losses on these two groups increased significantly during 2008 as widespread deterioration in economic conditions resulted in significantly wider spreads. Approximately 57% of the gross unrealized losses on these two groups at March 31, 2009, included securities that were in an unrealized loss position for more than 12 months.

AFG recognized in earnings approximately $102.8 million in other than temporary impairment charges on securities during the first three months of 2009 including $95.1 million on fixed maturities, primarily relating to corporate bonds and MBS. Management concluded that no additional charges for other than temporary impairment were required based on many factors, including AFG's ability and intent to hold the investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

to which fair value has been below cost, analysis of historical and projected company-specific financial data, the outlook for industry sectors, credit ratings including the fact that 84% of the unrealized losses on AFG's MBS related to investment grade securities, expectations with respect to cash flows from the underlying collateral on MBS, and credit enhancement of certain issues by monoline insurers.

Nearly 74% of the gross unrealized losses on AFG's perpetual preferred stocks relate to investments in banks and credit institutions, 82% of which were investment grade rated. AFG believes these unrealized losses are due primarily to temporary market and sector-related factors and does not consider these securities to be other than temporarily impaired. AFG has the ability and intent to hold these securities until they recover in value.

The following table is a progression of the amount related to credit losses on fixed maturity securities for which a portion of an other than temporary impairment has been recognized in other comprehensive income.

Balance at January 1, 2009	$13.7

Additional credit impairments on:
Previously impaired securities	-
Securities without prior impairments	46.8
Reductions	-

Balance at March 31, 2009	$60.5

The table below sets forth the scheduled maturities of fixed maturities as of March 31, 2009 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately five years at March 31, 2009.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$ 561	$ 560	4%
After one year through five years	5,526	5,143	36
After five years through ten years	3,664	3,278	23
After ten years	664	590	4
	10,415	9,571	67
MBS	5,849	4,738	33
Total	$16,264	$14,309	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Investments in fixed maturity securities of banks and credit institutions represent approximately 12% of AFG's available for sale fixed maturities. There were no investments in individual issuers (other than U.S. Treasury Notes) that exceeded 10% of Shareholders' Equity at March 31, 2009 or December 31, 2008. AFG subsidiaries held collateral for securities on loan of approximately $68 million and $85 million at March 31, 2009 and December 31, 2008, respectively; fair value of securities loaned (plus accrued interest) was approximately $78 million and $94 million at those dates.

AMERICAN FINANCIAL GROUP, INC. 10-Q

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

		Deferred Tax and
		Amounts Attributable
		to Noncontrolling
	Pre-tax	Interests	Net
March 31, 2009
Unrealized gain (loss) on:
Fixed maturity securities	($1,955.3)	$685.7	($1,269.6)
Equity securities	38.4	(11.9)	26.5
Securities lending collateral	(9.9)	6.6	(3.3)
Deferred policy acquisition costs	844.0	(295.4)	548.6
Annuity benefits and other
liabilities	(28.0)	9.8	(18.2)
	($1,110.8)	$ 394.8	($ 716.0)

December 31, 2008
Unrealized gain (loss) on:
Fixed maturity securities	($1,868.8)	$655.1	($1,213.7)
Equity securities	56.6	(19.0)	37.6
Securities lending collateral	(10.0)	6.6	(3.4)
Deferred policy acquisition costs	790.2	(276.6)	513.6
Annuity benefits and other
liabilities	(25.7)	9.0	(16.7)
	($1,057.7)	$375.1	($ 682.6)

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows for the three months ended March 31, 2009 and 2008(in millions):

					Noncon-
	Fixed	Equity		Tax	trolling
	Maturities	Securities	Other(*)	Effects	Interests	Total
2009
Realized before impairments	$ 54.9	($ 11.9)	($ 8.3)	($ 12.2)	($ .2)	$ 22.3
Realized - impairments	(95.1)	(7.7)	26.8	26.6	.2	(49.2)
Change in Unrealized	(86.5)	(18.2)	51.6	18.3	1.4	(33.4)

2008
Realized before impairments	$ 48.1	($ 25.6)	($ .9)	($7.6)	$ -	$14.0
Realized - impairments	(48.3)	(60.8)	7.2	35.7	-	(66.2)
Change in Unrealized	(115.8)	(6.5)	12.2	37.5	2.1	(70.5)

(*)	Primarily adjustments to deferred policy acquisition costs related to annuities.

Realized gains includes net gains of $36.1 million in the 2009 quarter and $32.3 million in the 2008 quarter from the mark-to-market of derivative MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	2009	2008

Gross Gains	$21.5	$ 23.2
Gross Losses	(4.4)	(4.4)

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Derivatives As discussed under "Derivatives" in Note A, AFG has derivatives in certain areas of its operations. AFG's derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.

  Certain securities held in AFG's investment portfolio, primarily interest-only MBS with interest rates that float inversely with short-term rates, are considered to contain embedded derivatives. AFG has elected to measure these securities (in their entirety) at fair value in its financial statements. These investments are part of AFG's overall investment strategy and represent a small component of AFG's overall investment portfolio.

  AFG's indexed annuities, which represented 24% of annuity benefits accumulated at March 31, 2009, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG's strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives.

  As discussed under "Reinsurance" in Note A, certain reinsurance contracts in AFG's annuity and supplemental insurance business are considered to contain embedded derivatives.

  The following derivatives are included in AFG's Balance Sheet at March 31, 2009 (in millions):

		Fair Value
Derivative	Balance Sheet Line	Asset	Liability
Derivative MBS	Fixed maturities	$167	$ -
Indexed annuities
(embedded derivative)	Annuity benefits accumulated	-	86
Equity index call options	Other investments	13	-
Reinsurance contracts
(embedded derivative)	Other liabilities	-	(23)
		$180	$63

  The following table summarizes the earnings impact of recording changes in the fair value of these derivatives for the first quarter of 2009:

		Gain
Derivative	Statement of Earnings Line	(Loss)
Derivative MBS	Realized gains	$36
Indexed annuities
(embedded derivative)	Annuity benefits	12
Equity index call options	Annuity benefits	(11)
Reinsurance contracts
(embedded derivative)	Investment income	3
		$40

  Amortizable Intangible Assets  Included in deferred policy acquisition costs in AFG's Balance Sheet are $243.7 million and $247.0 million at March 31, 2009, and December 31, 2008, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and supplemental insurance business. The PVFP amounts include adjustments related to unrealized gains and losses on securities and are net of $126.5 million and $118.5 million of accumulated amortization. Amortization of the PVFP was $8.0 million and $8.7 million during the first three months of 2009 and 2008, respectively.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Included in other assets in AFG's Balance Sheet is $71.7 million at March 31, 2009 and $76.4 million at December 31, 2008, in amortizable intangible assets related to property and casualty insurance acquisitions, primarily the 2008 acquisitions of Marketform and Strategic Comp. These amounts are net of accumulated amortization of $44.2 million and $38.0 million, respectively. Amortization of these intangibles was $6.2 million and $5.2 million for the first three months of 2009 and 2008, respectively.

  Long-Term Debt  The carrying value of long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2009	2008
Direct obligations of AFG:
7-1/8% Senior Debentures due April 2009	$ 136.1	$136.1
7-1/8% Senior Debentures due February 2034	115.0	115.0
Borrowings under bank credit facility	465.0	465.0
Other	2.9	2.9
	719.0	719.0
Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112.5	112.5
7-1/4% Senior Debentures due January 2034	86.3	86.3
Notes payable secured by real estate
due 2009 through 2016	66.6	66.9
Secured borrowings	28.9	-
National Interstate bank credit facility	15.0	15.0
American Premier Underwriters 10-7/8% Subordinated
Notes due May 2011	7.9	7.9
Other	2.1	2.1
	319.3	290.7
Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures
due May 2033	20.0	20.0

	$1,058.3	$1,029.7

In April 2009, AFG paid $136.1 million to redeem its outstanding 7-1/8% Senior Notes at maturity. Scheduled principal payments on AFG's remaining debt for the balance of 2009 and the subsequent five years were as follows: 2009 - $6.3 million; 2010 - $8.5 million; 2011 - $481.3 million; 2012 - $23.6 million; 2013 - $3.3 million; and 2014 - $1.6 million.

As shown below (in millions), the majority of AFG's long-term debt is unsecured obligations of the holding company and its subsidiaries:

	March 31,	December 31,
	2009	2008
Unsecured obligations	$ 962.8	$ 962.8
Obligations secured by real estate	66.6	66.9
Other secured borrowings	28.9	-
	$1,058.3	$1,029.7

AFG can borrow up to $500 million under its revolving credit facility, which expires in March 2011. Amounts borrowed bear interest at rates ranging from .5% to 1.25% (currently .75%) over LIBOR based on AFG's credit rating. At March 31, 2009, AFG had $465 million in borrowings outstanding under the credit facility (interest rate of 2.6% at March 31, 2009).

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On March 31, 2009, an AFG subsidiary borrowed $28.9 million at an interest rate of 4.25% over LIBOR. The loan requires principal payments over the next four years.

In July 2008, AFG entered into a 364 day revolving credit facility under which it can borrow up to $120 million at an interest rate of 2.25% over LIBOR. No amounts have been borrowed under this credit facility.
  Shareholders' Equity  AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

  Accumulated Other Comprehensive Income (Loss), Net of Tax  Comprehensive income (loss) is defined as all changes in Shareholders' Equity except those arising from transactions with shareholders. Comprehensive income (loss) includes net earnings and other comprehensive income (loss), which consists primarily of changes in net unrealized gains or losses on available for sale securities and foreign currency translation. The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

	Pretax	Foreign				Accumulated
	Net Unrealized	Currency			Noncon-	Other
	Gains (Losses)	Translation		Tax	trolling	Comprehensive
	on Securities	Adjustment	Other (a)	Effects	Interests	Income (Loss)
Balance at December 31, 2008	($1,057.7)	($13.4)	($10.7)	$373.8	$ 5.0	($703.0)
Cumulative effect of accounting change	(26.9)	-	-	9.4	-	(17.5)
Unrealized holding losses on securities
arising during the period	(67.5)	-	-	23.3	1.4	(42.8)
Realized losses included in net earnings	41.3	-	-	(14.4)	-	26.9
Foreign currency translation losses	-	(3.8)	-	-	-	(3.8)
Other	-	-	.3	(.1)	-	.2

Balance at March 31, 2009	($1,110.8)(b)	($17.2)	($10.4)	$392.0	$ 6.4	($740.0)(b)

Balance at December 31, 2007	($ 30.9)	$27.9	$ 4.8	$ 8.3	$ 2.5	$ 12.6
Unrealized holding losses on securities
arising during the period	(190.4)	-	-	65.6	2.1	(122.7)
Realized losses included in net earnings	80.3	-	-	(28.1)	-	52.2
Foreign currency translation losses	-	(3.2)	-	-	-	(3.2)

Balance at March 31, 2008	($ 141.0)	$24.7	$ 4.8	$ 45.8	$ 4.6	($ 61.1)

(a) Net unrealized pension and other postretirement plan benefits.
(b) Includes $132.8 million in pretax unrealized losses ($86.3 million net of tax) related to securities for which only the credit portion of an other than temporary impairment has been recorded in earnings.

  Stock Incentive Plans  Under AFG's Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2009, AFG issued 79,801 shares of restricted Common Stock and granted stock options for 1.2 million shares of Common Stock (at an average exercise price of $19.10) under the Stock Incentive Plan.

  AFG uses the Black-Scholes option pricing model to calculate the "fair value" of its option grants. Expected volatility is based on historical volatility over a period equal to the expected term. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The fair value of options granted during 2009 was $5.85 per share based on the following assumptions: expected dividend yield - 2.7%; expected volatility - 37%; expected term - 7.5 years; risk-free rate - 2.1%.

  Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $3.4 million for the first quarter of 2009 compared to $5.1 million for the 2008 quarter. Stock-based compensation expense for the first three months of 2008 includes $2.0 million in first quarter non-deductible stock awards.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Contingencies  There have been no significant changes to the matters discussed and referred to in Note L - "Contingencies" of AFG's 2008 Annual Report on Form 10-K.
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

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

			AAG	All Other	Consol.
March 31, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Assets:
Cash and investments	$ 189.1	$ 19.3	$ .4	$16,929.9	($ 3.1)	$17,135.6
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,560.0	-	3,560.0
Agents' balances and premiums receivable	-	-	-	618.3	-	618.3
Deferred policy acquisition costs	-	-	-	2,410.6	-	2,410.6
Other assets	20.0	6.3	6.3	1,961.5	123.5	2,117.6
Investment in subsidiaries and
affiliates	3,234.5	810.0	898.1	710.9	(5,653.5)	-
Total assets	$3,443.6	$835.6	$904.8	$26,191.2	($5,533.1)	$25,842.1

Liabilities and Equity:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 7,944.4	$ -	$ 7,944.4
Annuity, life, accident and health
benefits and reserves	-	-	-	12,247.2	(1.7)	12,245.5
Long-term debt	719.0	.7	219.3	119.7	(.4)	1,058.3
Other liabilities	161.2	21.1	107.8	1,807.2	(182.2)	1,915.1
	880.2	21.8	327.1	22,118.5	(184.3)	23,163.3
Total shareholders' equity	2,563.4	813.8	577.7	3,957.3	(5,348.8)	2,563.4
Noncontrolling interests	-	-	-	115.4	-	115.4
Total liabilities and equity	$3,443.6	$835.6	$904.8	$26,191.2	($5,533.1)	$25,842.1

December 31, 2008

Assets:
Cash and investments	$ 188.5	$ 20.4	$ -	$16,663.7	($ 2.1)	$16,870.5
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	4,301.7	-	4,301.7
Agents' balances and premiums receivable	-	-	-	629.7	-	629.7
Deferred policy acquisition costs	-	-	-	2,343.1	-	2,343.1
Other assets	11.6	6.0	6.1	2,084.3	174.5	2,282.5
Investment in subsidiaries and
affiliates	3,131.6	812.8	900.4	711.8	(5,556.6)	-
Total assets	$3,331.7	$839.2	$906.5	$26,734.3	($5,384.2)	$26,427.5

Liabilities and Equity:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 8,462.1	$ -	$ 8,462.1
Annuity, life, accident and health
benefits and reserves	-	-	-	12,194.2	(1.7)	12,192.5
Long-term debt	719.0	.7	219.4	91.0	(.4)	1,029.7
Other liabilities	122.7	21.8	110.8	1,945.7	(59.4)	2,141.6
	841.7	22.5	330.2	22,693.0	(61.5)	23,825.9
Total shareholders' equity	2,490.0	816.7	576.3	3,929.7	(5,322.7)	2,490.0
Noncontrolling interests	-	-	-	111.6	-	111.6
Total liabilities and equity	$3,331.7	839.2	$906.5	$26,734.3	($5,384.2)	$26,427.5

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 574.7	$ -	$ 574.7
Life, accident and health premiums	-	-	-	109.1	-	109.1
Realized gains (losses)	-	-	-	(41.5)	.2	(41.3)
Investment and other income	(3.0)	(2.0)	-	373.8	(5.7)	363.1
Equity in earnings of subsidiaries	179.8	9.3	18.6	-	(207.7)	-
	176.8	7.3	18.6	1,016.1	(213.2)	1,005.6

Costs and Expenses:
Insurance benefits and expenses	-	-	-	721.1	-	721.1
Interest charges on borrowed money	12.3	-	6.4	3.0	(5.7)	16.0
Other expenses	2.4	4.2	1.1	93.1	(.3)	100.5
	14.7	4.2	7.5	817.2	(6.0)	837.6

Operating earnings before income taxes	162.1	3.1	11.1	198.9	(207.2)	168.0
Provision (credit) for income taxes	58.3	(.6)	2.0	68.1	(69.5)	58.3

Net earnings, including noncontrolling
interests	103.8	3.7	9.1	130.8	(137.7)	109.7
Less: Net earnings attributable to
noncontrolling interests	-	-	-	(5.9)	-	(5.9)

Net Earnings Attributable to
Shareholders	$103.8	$ 3.7	$ 9.1	$ 124.9	($137.7)	$ 103.8

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 635.0	$ -	$ 635.0
Life, accident and health premiums	-	-	-	108.7	-	108.7
Realized gains (losses)	(3.0)	-	-	(77.1)	(.2)	(80.3)
Investment and other income	(2.0)	3.5	-	349.1	(12.2)	338.4
Equity in earnings (loss) of subsidiaries	149.6	(22.4)	(13.2)	-	(114.0)	-
	144.6	(18.9)	(13.2)	1,015.7	(126.4)	1,001.8

Costs and Expenses:
Insurance benefits and expenses	-	-	-	745.3	-	745.3
Interest charges on borrowed money	18.0	-	8.5	4.5	(12.3)	18.7
Other expenses	5.7	3.7	1.2	101.6	(.4)	111.8
	23.7	3.7	9.7	851.4	(12.7)	875.8

Operating earnings (loss) before income taxes	120.9	(22.6)	(22.9)	164.3	(113.7)	126.0
Provision (credit) for income taxes	44.9	(8.0)	(8.4)	57.2	(40.8)	44.9

Net earnings (loss), including
noncontrolling interests	76.0	(14.6)	(14.5)	107.1	(72.9)	81.1
Less: Net earnings attributable to
noncontrolling interests	-	-	-	(5.1)	-	(5.1)

Net Earnings (Loss) Attributable to
Shareholders	$ 76.0	($14.6)	($14.5)	$ 102.0	($ 72.9)	$ 76.0

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings (loss), including
noncontrolling interests	$103.8	$ 3.7	$ 9.1	$ 130.8	($137.7)	$ 109.7
Adjustments:
Equity in net (earnings) loss
of subsidiaries	(115.8)	(8.0)	(14.3)	-	138.1	-
Dividends from subsidiaries	98.5	2.8	-	-	(101.3)	-
Other adjustments, net	(35.8)	2.0	(6.5)	353.0	(.4)	312.3
Net cash provided by (used in)
operating activities	50.7	.5	(11.7)	483.8	(101.3)	422.0

Investing Activities:
Purchase of investments, property and
equipment	(3.2)	-	-	(1,096.3)	-	(1,099.5)
Purchase of subsidiaries	-	-	-	(1.5)	-	(1.5)
Capital contributions to subsidiaries	(32.0)	(28.1)	(15.0)	-	75.1	-
Maturities and redemptions of fixed
maturity investments	.1	-	-	380.2	-	380.3
Sale of investments, property and
equipment	3.0	-	-	402.3	-	405.3
Other, net	-	(.5)	-	1.7	-	1.2
Net cash provided by (used in)
investing activities	(32.1)	(28.6)	(15.0)	(313.6)	75.1	(314.2)

Financing Activities:
Annuity receipts	-	-	-	266.1	-	266.1
Annuity surrenders, benefits and
withdrawals	-	-	-	(319.8)	-	(319.8)
Net transfers to variable annuity assets	-	-	-	(.2)	-	(.2)
Additional long-term borrowings	-	-	-	28.9	-	28.9
Reductions of long-term debt	(.1)	-	-	(.3)	-	(.4)
Issuances of Common Stock	.5	-	-	(.1)	-	.4
Capital contribution from parent	-	31.0	27.1	17.0	(75.1)	-
Cash dividends paid	(15.0)	-	-	(101.3)	101.3	(15.0)
Other, net	-	-	-	(16.8)	-	(16.8)
Net cash provided by (used in)
financing activities	(14.6)	31.0	27.1	(126.5)	26.2	(56.8)

Net increase (decrease) in cash and cash
equivalents	4.0	2.9	.4	43.7	-	51.0
Cash and cash equivalents at beginning
of period	160.2	1.7	-	1,102.1	-	1,264.0

Cash and cash equivalents at end of period	$164.2	$ 4.6	$ .4	$1,145.8	$ -	$1,315.0

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings (loss), including
noncontrolling interests	$ 76.0	($14.6)	($14.5)	$ 107.1	($ 72.9)	$ 81.1
Adjustments:
Equity in net (earnings) loss of
subsidiaries	(95.4)	14.0	8.2	-	73.2	-
Dividends from subsidiaries	95.0	.3	10.0	-	(105.3)	-
Other adjustments, net	1.8	(4.4)	1.7	289.8	(.3)	288.6
Net cash provided by (used in)
operating activities	77.4	(4.7)	5.4	396.9	(105.3)	369.7

Investing Activities:
Purchase of investments, property and
equipment	(.1)	-	-	(1,912.1)	-	(1,912.2)
Purchase of subsidiaries	-	-	-	(111.8)	-	(111.8)
Capital contribution to subsidiaries	(95.0)	(15.6)	-	-	110.6	-
Maturities and redemptions of fixed
maturity investments	.1	-	-	603.8	-	603.9
Sale of investments, property and
equipment	-	-	-	1,157.7	-	1,157.7
Other, net	.1	-	-	91.6	-	91.7
Net cash provided by (used in)
investing activities	(94.9)	(15.6)	-	(170.8)	110.6	(170.7)

Financing Activities:
Annuity receipts	-	-	-	286.0	-	286.0
Annuity surrenders, benefits and
withdrawals	-	-	-	(351.8)	-	(351.8)
Net transfers from variable annuity assets	-	-	-	19.3	-	19.3
Additional long-term borrowings	270.0	-	-	-	-	270.0
Reductions of long-term debt	(195.1)	-	(21.0)	(.1)	-	(216.2)
Issuances of Common Stock	4.4	-	-	.2	-	4.6
Capital contribution from parent	-	21.0	15.6	74.0	(110.6)	-
Repurchases of Common Stock	(26.4)	-	-	-	-	(26.4)
Cash dividends paid	(12.4)	-	-	(105.3)	105.3	(12.4)
Other, net	-	-	-	(4.6)	-	(4.6)
Net cash provided by (used in)
financing activities	40.5	21.0	(5.4)	(82.3)	(5.3)	(31.5)

Net increase (decrease) in cash and
cash equivalents	23.0	.7	-	143.8	-	167.5
Cash and cash equivalents at beginning
of period	15.6	2.6	-	797.7	-	815.9

Cash and cash equivalents at end of period	$ 38.6	$ 3.3	$ -	$ 941.5	$ -	$ 983.4

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	25	Uncertainties	33
Overview	26	Results of Operations	33
Critical Accounting Policies	26	General	33
Liquidity and Capital Resources	27	Income Items	33
Sources of Funds	27	Expense Items	37
Investments	28	Recent Accounting Standards	38

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
    new legislation or declines in credit quality or credit ratings that could have a material impact on the valuation of securities in our investment portfolio, including mortgage-backed seurities;
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

Net earnings attributable to AFG's shareholders for the first three months of 2009 were $103.8 million ($.88 per share, diluted) compared to $76.0 million ($.64 per share, diluted) reported in the same period of 2008. The improved results reflect lower realized losses on investments (including other than temporary impairments) and higher investment income partially offset by lower underwriting profit in the property and casualty insurance operations.

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

For a discussion of these policies, see Management's Discussion and Analysis - "Critical Accounting Policies" in AFG's 2008 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	March 31,	December 31,
	2009	2008	2007
Long-term debt	$1,058	$1,030	$ 937
Total capital (*)	4,480	4,351	4,108
Ratio of debt to total capital:
Including debt secured by real estate	23.6%	23.7%	22.8%
Excluding debt secured by real estate	22.5%	22.5%	21.5%

(*) Includes long-term debt, noncontrolling interests and
shareholders' equity (excluding unrealized gains (losses)
related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.32 for the three months ended March 31, 2009 and 1.63 for the entire year of 2008. Excluding annuity benefits, this ratio was 9.58 and 4.75, respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

AFG retired the $136 million of 7-1/8% Senior Debentures at maturity in April 2009, using cash on hand.

AFG can borrow up to $500 million under its revolving credit facility, which expires in 2011. AFG had $465 million in borrowings outstanding under this agreement at March 31, 2009, bearing interest at a rate of 2.6%.

In July 2008, AFG entered into a 364 day credit facility under which it can borrow up to $120 million at an interest rate of 2.25% over LIBOR. No amounts have been borrowed under this credit facility. AFG expects to renew this facility in the second quarter of 2009.

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

AFG believes its insurance subsidiaries maintain sufficient liquidity to pay claims and benefits and operating expenses. In addition, these subsidiaries have sufficient capital to meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Nonetheless, significant declines in the fair value of the insurance subsidiaries' investment portfolios or significant ratings downgrades on these investments, could create a need for additional capital.

Investments  AFG's investment portfolio at March 31, 2009, contained $14.3 billion in "Fixed maturities" classified as available for sale and $298 million in "Equity securities," all carried at fair value with unrealized gains and losses included in a separate component of shareholders' equity on an after-tax basis.

Fair values for AFG's portfolio are determined by AFG's internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities ("MBS"), which comprise approximately one-third of AFG's fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the other two-thirds, approximately 94% are priced using a pricing service and the balance is priced internally or by using non-binding broker quotes. When prices obtained for the same security vary, AFG's investment professionals select the price they believe is most indicative of an exit price.

The pricing services use a variety of observable inputs to estimate fair value of fixed maturities that do not trade on a daily basis. Based upon information provided by the pricing services, these inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data, and measures of volatility. Included in the pricing of MBS are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Due to the lack of transparency in the process that brokers use to develop prices, valuations that are based on brokers' prices are classified as Level 3 in the GAAP hierarchy unless the price can be corroborated, for example, by comparison to similar securities priced using observable inputs.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG's internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price (consistent with SFAS No. 157). These investment managers validate the appropriateness of the prices obtained considering widely published indices as benchmarks, changes in interest rates, general economic conditions and the credit quality of the specific issuers. Prices obtained from a broker or pricing service are adjusted only in cases where they are deemed not to be representative of an appropriate exit price (fewer than 1% of the securities).

Increasing turmoil in the global financial markets caused credit spreads (the difference in rates between U.S. government bonds and other fixed maturities) to widen significantly during 2008. These wider spreads, as well as a lack of liquidity and the collapse of several financial institutions, were the primary cause of AFG's pretax net unrealized loss on fixed maturities rising from $47 million at December 31, 2007, to $1.9 billion at December 31, 2008 and $2.0 billion at March 31, 2009. An improvement in the fair value of AFG's portfolio in April 2009 reduced the pretax net unrealized loss on fixed maturities to approximately $1.7 billion as of April 30, 2009.

The following table summarizes the estimated effect on AFG's fixed maturity portfolio that a hypothetical immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2009 (dollars in millions).

Fair value of fixed maturity portfolio	$14,619
Pretax impact on fair value of 100 bps
increase in interest rates	($ 799)
Pretax impact as % of total fixed maturity portfolio	(5.5%)

Approximately 93% of the fixed maturities held by AFG at March 31, 2009, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Note that all references to ratings of investment securities held at March 31, 2009, incorporate ratings changes through April 30, 2009. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFG's $4.8 billion investment in MBS represented approximately one-third of its fixed maturities at March 31, 2009. MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for AFG's MBS (including those classified as trading) at March 31, 2009, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The Alt-A securities, the majority of which are backed by fixed-rate mortgages, have an average life of approximately five years. The subprime securities have an average life of approximately four years; substantially all are collateralized by fixed-rate mortgages.

					% Rated
	Amortized		Fair Value as	Unrealized	Investment
Collateral type	Cost	Fair Value	% of Cost	Gain (Loss)	Grade
Residential:
Agency-backed	$ 791	$ 810	102%	$ 19	100%
Non-agency prime	2,460	1,981	81	(479)	95
Alt-A	1,062	772	73	(290)	77
Subprime	449	323	72	(126)	74
Other	32	27	81	(5)	82
Commercial	1,146	914	80	(232)	100
	$5,940	$4,827	81%	($1,113)	92%

Issuers will sometimes purchase monoline insurance to "wrap" or enhance the credit of a security issuance in order to benefit from better market execution. At March 31, 2009, AFG owned approximately $894 million of fixed maturity securities wrapped by monoline insurers. Since many of these issuers have ratings equal or superior to the insurer, credit was enhanced in only $194 million of the securities insured. Ambac Financial provided 42% of the $194 million in credit enhancement, FSA International provided 34% and MBIA Inc. provided 17%. AFG's direct investment in monoline credit insurers was less than $12 million at March 31, 2009. None of the insured subprime securities carry an explicit underlying rating. Management does not believe the risk of loss on the securities without underlying credit ratings is material to AFG's financial condition.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at March 31, 2009, is shown in the following table (dollars in millions). Approximately $229 million of available for sale "Fixed maturities" and $51 million of "Equity securities" had no unrealized gains or losses at March 31, 2009.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$4,656	$ 9,424
Amortized cost of securities	$4,478	$11,557
Gross unrealized gain (loss)	$ 178	($ 2,133)
Fair value as % of amortized cost	104%	82%
Number of security positions	1,333	1,942
Number individually exceeding
$2 million gain or loss	3	328
Concentration of gains (losses) by type or
industry (exceeding 5% of unrealized):
Mortgage-backed securities	$ 45	($ 1,156)
Banks, savings and credit institutions	4	(333)
Insurance companies	2	(180)
States and municipalities	27	(16)
Gas and electric services	23	(44)
Direct obligations of the U.S. Government	18	-
Percentage rated investment grade	99%	90%

Equity Securities
Fair value of securities	$ 152	$ 95
Cost of securities	$ 33	$ 175
Gross unrealized gain (loss)	$ 119	($ 80)
Fair value as % of cost	457%	54%
Number of security positions	13	70
Number of individually exceeding
$2 million gain or loss	1	17

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at March 31, 2009, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	7%	2%
After one year through five years	50	29
After five years through ten years	23	23
After ten years	3	5
	83	59
Mortgage-backed securities (average
life of five years)	17	41
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at March 31, 2009

Securities with unrealized gains:
Exceeding $500,000 (72 issues)	$ 793	$ 66	109%
Less than $500,000 (1,261 issues)	3,863	112	103
	$4,656	$ 178	104%

Securities with unrealized losses:
Exceeding $500,000 (902 issues)	$6,639	($1,981)	77%
Less than $500,000 (1,040 issues)	2,785	(152)	95
	$9,424	($2,133)	82%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Loss	Basis
Securities with Unrealized
Losses at March 31, 2009

Investment grade fixed maturities with losses for:
Less than one year (937 issues)	$4,898	($ 722)	87%
One year or longer (556 issues)	3,549	(967)	79
	$8,447	($1,689)	83%

Non-investment grade fixed maturities with losses for:
Less than one year (265 issues)	$ 469	($ 163)	74%
One year or longer (184 issues)	508	(281)	64
	$ 977	($ 444)	69%

Common equity securities with losses for:
Less than one year (29 issues)	$ 28	($ 16)	63%
One year or longer ( - issues)	-	-	-
	$ 28	($ 16)	63%

Perpetual preferred equity securities with losses for:
Less than one year (18 issues)	$ 23	($ 19)	55%
One year or longer (23 issues)	44	(45)	50
	$ 67	($ 64)	51%

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. See Note D to the financial statements.

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

Uncertainties  Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management's Discussion and Analysis - "Uncertainties" in AFG's 2008 Form 10-K.

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

AFG reported operating earnings before income taxes of $168.0 million for the first quarter of 2009 and $126.0 million for the 2008 first quarter. The increase is due primarily to lower realized losses on investments, including other than temporary impairments. The results also reflect higher earnings from the fixed annuity business and higher investment income in the Specialty property and casualty operations, which were partially offset by a $15.1 million decline in Specialty property and casualty underwriting results.

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

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	Three months ended
	March 31,
	2009	2008
Gross Written Premiums (GAAP)
Property and transportation	$316	$318
Specialty casualty	314	339
Specialty financial	135	136
California workers' compensation	55	68
Other	(2)	(2)
	$818	$859

Net Written Premiums (GAAP)
Property and transportation	$202	$247
Specialty casualty	200	222
Specialty financial	119	111
California workers' compensation	48	63
Other	16	15
	$585	$658

Combined Ratios (GAAP)
Property and transportation	77.3%	83.6%
Specialty casualty	76.5	74.9
Specialty financial	89.7	86.0
California workers' compensation	99.7	80.3
Total Specialty	81.7	81.1
Aggregate (including
discontinued lines)	81.9%	80.8%

Favorable (Unfavorable) Prior Year
Development
Property and transportation	$28	$19
Specialty casualty	29	32
Specialty financial	1	4
California workers' compensation	3	6
Other specialty	3	4
	64	65
Other	(1)	2
	$63	$67

The overall decreases in gross and net written premiums in the first quarter of 2009 were due primarily to soft market conditions, decreases in commodity prices affecting the crop business and the economic downturn. In addition, higher premium cessions under a crop reinsurance agreement contributed to the decrease in net written premiums. Excluding crop, overall net written premiums were down about 7.5%. Overall average renewal rates in the first quarter of 2009 were flat when compared with the same period a year ago.

The Specialty insurance operations generated an underwriting profit of $105.0 million in the 2009 first quarter, compared to $120.1 million the 2008 first quarter. These results reflect premium volume reductions and a competitive pricing environment. Results for the 2009 first quarter include $63.5 million of favorable reserve development compared to $65.2 million in the 2008 first quarter. Catastrophe losses in both periods were less than $3 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Property and transportation gross and net written premiums decreased for the 2009 first quarter compared to the same 2008 period as a result of volume reductions in the transportation and property and inland marine operations. These volume reductions were primarily the result of the economic downturn and a competitive pricing environment. Additional crop business ceded under a reinsurance agreement contributed to a decrease in this group's net written premiums for the 2009 first quarter compared to the 2008 first quarter. Excluding crop, net written premiums decreased 9% from the first quarter of 2008. This group recorded an underwriting profit of $48.0 million compared to $38.7 million in the first quarter of 2008. The combined ratio improved 6.3 points over the 2008 first quarter. Improved results in the transportation businesses and favorable reserve development offset lower results within the property and inland marine operations. Favorable reserve development in the Property and transportation group in both periods is due primarily to lower than expected frequency in crop and ocean marine products and lower severity in farm losses.

Specialty casualty gross and net written premiums decreased for the first quarter of 2009 compared to the same 2008 period resulting primarily from decreased demand for general liability coverages based on the slowdowns in the homebuilders market and volume reductions in the excess and surplus lines. The excess and surplus lines reductions reflect continuing competitive pressure in those commercial casualty markets. This group generated an underwriting profit of $40.3 million in the 2009 first quarter, $13.0 million lower than the 2008 period and posted a 76.5% combined ratio, 1.6 points higher than the 2008 period. Favorable reserve development in the Specialty casualty group in both periods reflects lower severity on claims in general liability and directors and officers liability coverage for large accounts as well as lower than expected frequency in directors and officers liability for small accounts and the program (leisure camps, fairs and festivals, and sports and leisure) business.

Specialty financial net written premiums increased approximately 7% over the 2008 first quarter as higher premiums in the financial institutions and surety and fidelity businesses were partially offset by declines in the lease and loan operations. The declines in the lease and loan operations were attributed primarily to auto-related businesses. Lower premium cessions within certain of the lease and loan operations also impacted this group's net written premiums. The Specialty financial group reported an underwriting profit of $13.5 million in the first quarter of 2009 compared to $16.7 million in the first quarter of 2008. The group's combined ratio was 89.7%, 3.7 points higher than the 2008 first quarter. The lease and loan and financial institution services operations reported higher underwriting profits, which were offset by lower underwriting results in the run-off automobile residual value insurance ("RVI") and surety operations, when compared to the first quarter of 2008. Recent strengthening in used car sales prices could improve the results of the RVI business in 2009.

California workers' compensation gross and net written premiums decreased for the 2009 first quarter compared to the same 2008 period as a result of rate reductions in the traditional workers' compensation business in California and reductions in employer payrolls. Renewal rates for the California workers' compensation business decreased by 1% in the first quarter of 2009.

This group reported a modest underwriting profit in the first quarter of 2009, compared to a profit of $10.2 million in the 2008 period. Underwriting margins were affected by lower prices due to the competitive environment, the potential adverse impact of a disability claim ruling and lower favorable development. This group reported a combined ratio of 99.7% in the 2009 first quarter, 19.4 points higher than the 2008 first quarter.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Statutory Annuity Premiums  The following table summarizes AFG's annuity sales (in millions):

	Three months ended
	March 31,
	2009	2008
403(b) Fixed and Indexed Annuities:
First Year	$ 16	$ 12
Renewal	36	40
Single Sum	37	25
Subtotal	89	77

Non-403(b) Indexed Annuities	92	140
Non-403(b) Fixed Annuities	41	47
Bank Fixed Annuities	18	-
Variable Annuities	26	23
Total Annuity Premiums	$266	$287

The decrease in annuity premiums for the 2009 period compared to the 2008 period reflects lower sales of indexed annuities in the single premium market, partly offset by sales of single sum annuities in the 403(b) market and the sales of fixed annuities through the bank distribution channel.

Life, Accident and Health Premiums and Benefits  The following table summarizes AFG's life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	Three months ended
	March 31,
	2009	2008
Premiums
Supplemental insurance operations
First year	$ 19	$ 20
Renewal	82	81
Life operations (in run-off)	8	8
	$109	$109
Benefits
Supplemental insurance operations	$ 78	$ 75
Life operations (in run-off)	13	12
	$ 91	$ 87

Investment Income  The $33.9 million increase in investment income for the first quarter of 2009 compared to the same period in 2008 was due primarily to higher yields on certain fixed maturity investments. Investment income includes $36 million in 2009 and $16 million in 2008 of interest income earned on derivative MBS, primarily non-agency interest-only securities with interest rates that float inversely with short-term rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Realized Gains (Losses) on Securities  Net realized gains (losses) on securities consisted of the following (in millions):

	Three months ended
	March 31,
	2009	2008

Realized gains (losses) before impairments:
Disposals	$ 5.2	($ 6.8)
Change in the fair value of derivatives	37.8	29.3
Adjustments to annuity deferred policy
acquisition costs and related items	(8.3)	(0.9)
	34.7	21.6
Impairment charges:
Securities	(102.8)	(109.1)
Adjustments to annuity deferred policy
acquisition costs and related items	26.8	7.2
	(76.0)	(101.9)

	($ 41.3)	($ 80.3)

The change in fair value of derivatives includes net gains of $36 million in 2009 and $32 million in 2008 from the mark-to-market of derivative MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note E "Derivatives."

Approximately $95 million of the impairment charges in the first quarter of 2009 related to fixed maturity investments, primarily corporate bonds and MBS. In the first quarter of 2008, $61 million of the impairment charges were attributable to equity investments, primarily in financial institutions and $21 million represented charges on MBS.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, marinas, apartments and office buildings; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Earnings as shown below (in millions).

	Three months ended
	March 31,
	2009	2008
Other income	$14.0	$16.6
Other operating and general expenses	14.3	16.1
Interest charges on borrowed money	1.0	1.0

Other Income  The $9.2 million decrease in other income for the first three months of 2009 compared to the 2008 period reflects a $6.5 million decline in income from AFG's warranty business and lower fee income in certain other businesses.

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

Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and life business deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired ("PVFP"). The $12.0 million increase in annuity and supplemental insurance acquisition expenses for the first quarter of 2009 compared to 2008 reflects growth as well as overall improved profitability in the annuity and supplemental insurance business.

The vast majority of the annuity and supplemental insurance group's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Other Operating and General Expenses  The $11.3 million decrease in other operating and general expenses for the first three months of 2009 compared to the 2008 period reflects a $6.7 million decrease in expenses in AFG's warranty business.

Recent Accounting Standards

New accounting standards implemented January 1, 2009, are discussed in Note A - Accounting Policies under the following subheadings.

Accounting
Standard	Title	Note A Reference

FSP FAS 115-2	Recognition and Presentation of	Investments
Other-Than-Temporary Impairments

FSP FAS 157-2	Effective Date of FASB Statement No. 157	Fair Value Measurements

FSP FAS 157-4	Determining Fair Value When the Volume	Fair Value Measurements
and Level of Activity for the Asset or
Liability Have Significantly Decreased
and Identifying Transactions That Are
Not Orderly

SFAS No. 160	Noncontrolling Interests in Consolidated	Basis of Presentation
Financial Statements

SFAS No. 161	Disclosures about Derivative Instruments	Derivatives
and Hedging Activities

In April 2009, the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which requires fair value disclosures in interim financial statements for financial instruments that are not reflected in the balance sheet at fair value. Formerly, these disclosures were only required annually. AFG will include these disclosures beginning with its quarter ending June 30, 2009.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of March 31, 2009, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2008 Form 10-K.

ITEM 4

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG's internal control over financial reporting during the first fiscal quarter of 2009 that materially affected, or are reasonably likely to materially affect, AFG's internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. During the quarter ended March 31, 2009, AFG implemented a new payroll system. Business processes, procedures and controls related to the new system did not change materially from the previous system. Accordingly, management believes there has been no change in AFG's business processes and procedures during the first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

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
American Financial Group, Inc.

May 8, 2009	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)