Form 10-Q
period 2009-06-30
AMERICAN FINANCIAL GROUP INC
filed 2009-08-07
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

As of August 1, 2009, there were 116,058,037 shares of the Registrant's Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

ITEM I - FINANCIAL STATEMENTS

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)

(Dollars In Millions)
	June 30,	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$ 1,450.8	$ 1,264.0
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $16,009.9 and $15,948.1)	14,892.7	14,079.3
Trading - at fair value	325.4	280.5
Equity securities - at fair value:
Common stocks (cost - $114.1 and $118.6)	253.1	216.5
Perpetual preferred stocks (cost - $120.2 and $178.4)	101.0	137.1
Mortgage loans	308.3	308.9
Policy loans	277.8	283.6
Real estate and other investments	339.8	300.6
Total cash and investments	17,948.9	16,870.5
Recoverables from reinsurers and prepaid
reinsurance premiums	3,578.5	4,301.7
Agents' balances and premiums receivable	704.1	629.7
Deferred policy acquisition costs	2,068.2	2,343.1
Other receivables	386.3	414.8
Variable annuity assets (separate accounts)	457.8	415.9
Other assets	916.6	1,241.6
Goodwill	210.2	210.2

Total Assets	$26,270.6	$26,427.5

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$ 6,243.3	$ 6,764.2
Unearned premiums	1,696.2	1,697.9
Annuity benefits accumulated	10,869.3	10,652.7
Life, accident and health reserves	1,571.0	1,539.8
Payable to reinsurers	274.4	504.1
Long-term debt	915.3	1,029.7
Variable annuity liabilities (separate accounts)	457.8	415.9
Accounts payable, accrued expenses and other
liabilities	1,050.7	1,221.6
Total liabilities	23,078.0	23,825.9

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 115,834,660 and 115,599,169 shares outstanding	115.8	115.6
Capital surplus	1,245.0	1,235.8
Retained earnings	2,060.0	1,841.6
Accumulated other comprehensive income (loss),
net of tax	(353.5)	(703.0)
Total shareholders' equity	3,067.3	2,490.0

Noncontrolling interests	125.3	111.6
Total equity	3,192.6	2,601.6

Total liabilities and equity	$26,270.6	$26,427.5

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (unaudited)

(In Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Property and casualty insurance premiums	$ 612.7	$ 618.8	$1,187.4	$1,253.8
Life, accident and health premiums	109.8	107.9	218.9	216.6
Investment income	299.0	270.9	599.2	537.2
Realized gains (losses) on securities (*)	15.6	(63.1)	(25.7)	(143.4)
Other income	59.1	82.7	122.0	154.8
	1,096.2	1,017.2	2,101.8	2,019.0
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	277.9	343.1	549.6	634.0
Commissions and other underwriting expenses	226.6	211.0	425.3	433.0
Annuity benefits	103.7	81.8	211.3	186.7
Life, accident and health benefits	90.5	85.3	181.5	172.7
Annuity and supplemental insurance
acquisition expenses	45.6	54.7	97.7	94.8
Interest charges on borrowed money	13.4	17.3	29.4	36.0
Other operating and general expenses	132.5	124.0	233.0	235.8
	890.2	917.2	1,727.8	1,793.0

Operating earnings before income taxes	206.0	100.0	374.0	226.0
Provision for income taxes	73.9	37.0	132.2	81.9

Net earnings, including noncontrolling interests	132.1	63.0	241.8	144.1
Less: Net earnings attributable to
noncontrolling interests	(4.8)	(2.7)	(10.7)	(7.8)

Net Earnings Attributable to Shareholders	$ 127.3	$ 60.3	$ 231.1	$ 136.3

Earnings Attributable to Shareholders per Common Share:
Basic	$1.10	$.53	$2.00	$1.20
Diluted	$1.09	$.52	$1.98	$1.16

Average number of Common Shares:
Basic	115.8	113.3	115.7	113.4
Diluted	116.5	116.3	116.5	116.9

Cash dividends per Common Share	$.13	$.125	$.26	$.25

(*) Consists of the following:
Realized gains (losses) before impairments	$65.9	($ 7.5)	$100.6	$ 14.1

Losses on securities with impairment	(68.5)	(55.6)	(252.9)	(157.5)
Non-credit portion recognized in other
comprehensive income (loss)	18.2	-	126.6	-
Impairment charges recognized in earnings	(50.3)	(55.6)	(126.3)	(157.5)

Total realized gains (losses) on securities	$15.6	($63.1)	($ 25.7)	($143.4)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

(Dollars in Millions)

		Shareholders' Equity
				Accumulated
		Common Stock		Other		Noncon-
	Common	and Capital	Retained	Comprehensive		trolling	Total
	Shares	Surplus	Earnings	Income (Loss)	Total	Interests	Equity
Balance at December 31, 2008	115,599,169	$1,351.4	$1,841.6	($703.0)	$2,490.0	$111.6	$2,601.6

Cumulative effect of accounting change	-	-	17.5	(17.5)	-	-	-
Net earnings	-	-	231.1	-	231.1	10.7	241.8
Other comprehensive income (loss),
net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	356.3	356.3	2.3	358.6
Change in foreign currency translation	-	-	-	10.3	10.3	1.8	12.1
Change in unrealized pension and other
postretirement benefits	-	-	-	.4	.4	-	.4
Total comprehensive income					598.1	14.8	612.9

Dividends on Common Stock	-	-	(30.2)	-	(30.2)	-	(30.2)
Shares issued:
Exercise of stock options	54,350.9		-	-	.9	-	.9
Benefit plans	169,076	1.7	-	-	1.7	-	1.7
Dividend reinvestment plan	12,065.2		-	-	.2	-	.2
Stock-based compensation expense	-	5.5	-	-	5.5	-	5.5
Other	-	1.1	-	-	1.1	(1.1)	-

Balance at June 30, 2009	115,834,660	$1,360.8	$2,060.0	($353.5)	$3,067.3	$125.3	$3,192.6

Balance at December 31, 2007	113,499,080	$1,300.0	$1,733.5	$ 12.6	$3,046.1	$ 99.9	$3,146.0

Net earnings	-	-	136.3	-	136.3	7.8	144.1
Other comprehensive income (loss),
net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	(281.9)	(281.9)	(4.3)	(286.2)
Change in foreign currency translation	-	-	-	(1.9)	(1.9)	.1	(1.8)
Change in unrealized pension and
other postretirement benefits	-	-	-	.1	.1	-	.1
Total comprehensive income (loss)					(147.4)	3.6	(143.8)

Dividends on Common Stock	-	-	(28.3)	-	(28.3)	-	(28.3)
Shares issued:
Redemption of convertible notes	2,364,640	24.4	-	-	24.4	-	24.4
Exercise of stock options	943,514	19.1	-	-	19.1	-	19.1
Dividend reinvestment plan	142,759	3.7	-	-	3.7	-	3.7
Benefit plans	167,541	4.7	-	-	4.7	-	4.7
Other stock-based compensation expense	-	5.1	-	-	5.1	-	5.1
Shares acquired and retired	(1,803,000)	(20.7)	(26.7)	-	(47.4)	-	(47.4)
Shares tendered in option exercises	(247,632)	(2.8)	(3.6)	-	(6.4)	-	(6.4)
Noncontrolling interest of
acquired subsidiary	-	-	-	-	-	18.7	18.7
Other	-	1.2	-	-	1.2	.4	1.6

Balance at June 30, 2008	115,066,902	$1,334.7	$1,811.2	($271.1)	$2,874.8	$122.6	$2,997.4

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In Millions)
	Six months ended
	June 30,
	2009	2008
Operating Activities:
Net earnings, including noncontrolling interests	$ 241.8	$ 144.1
Adjustments:
Depreciation and amortization	114.6	124.9
Annuity benefits	211.3	186.7
Realized losses on investing activities	29.8	137.6
Net (purchases) sales of trading securities	(38.1)	27.5
Deferred annuity and life policy acquisition costs	(82.2)	(95.6)
Decrease in reinsurance and other receivables	734.2	56.6
Decrease (increase) in other assets	40.5	(43.8)
Increase (decrease) in insurance claims and reserves	(491.4)	78.1
Decrease in payable to reinsurers	(229.7)	(11.1)
Decrease in other liabilities	(48.1)	(59.5)
Other, net	8.9	9.7
Net cash provided by operating activities	491.6	555.2

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(1,732.7)	(3,722.6)
Equity securities	(4.7)	(116.6)
Subsidiaries	(5.0)	(112.2)
Real estate, property and equipment	(21.3)	(25.0)
Maturities and redemptions of fixed maturity investments	901.0	1,253.9
Sales of:
Fixed maturity investments	777.9	1,876.6
Equity securities	26.0	155.3
Real estate, property and equipment	.8	6.5
Decrease in securities lending collateral	49.1	26.0
Cash and cash equivalents of businesses acquired	-	44.3
Increase in other investments	(34.4)	(14.3)
Net cash used in investing activities	(43.3)	(628.1)

Financing Activities:
Annuity receipts	669.6	789.6
Annuity surrenders, benefits and withdrawals	(681.7)	(693.9)
Net transfers from (to) variable annuity assets	(6.8)	27.7
Additional long-term borrowings	407.9	530.0
Reductions of long-term debt	(524.8)	(469.5)
Decrease in securities lending obligation	(95.6)	(26.0)
Issuances of Common Stock	1.2	14.3
Repurchases of Common Stock	-	(47.4)
Cash dividends paid on Common Stock	(30.0)	(24.6)
Other, net	(1.3)	(.1)
Net cash provided by (used in) financing activities	(261.5)	100.1

Net Increase in Cash and Cash Equivalents	186.8	27.2

Cash and cash equivalents at beginning of period	1,264.0	815.9

Cash and cash equivalents at end of period	$1,450.8	$ 843.1

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

Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2009, and prior to August 7, 2009 (the filing date of this Form 10-Q), have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements  Effective January 1, 2008, AFG adopted SFAS No. 157, "Fair Value Measurements," with the exception of the application of the statement to nonrecurring fair value measurements of nonfinancial assets and liabilities that was adopted as of January 1, 2009 in accordance with FSP FAS No. 157-2. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standard establishes a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability ("inputs") are observable or unobservable. Observable inputs reflect market

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

data obtained from independent sources, while unobservable inputs reflect AFG's assumptions about the assumptions market participants would use in pricing the asset or liability. In the first six months of 2009, AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities. AFG adopted FSP FAS No. 157-4 as of January 1, 2009. This standard provides guidance on estimating the fair value of an asset or liability when there is no active market and on identifying transactions that are not orderly. The standard did not change the objective of fair value measurements. Adoption of SFAS No. 157 and the FSPs did not have a significant impact on AFG's financial condition or results of operations.

In the second quarter of 2009, AFG adopted FSP FAS No. 107-1 and APB Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which requires fair value disclosures in interim financial statements for financial instruments, including those that are not reflected in the balance sheet at fair value. Formerly, these disclosures were only required annually. Disclosures required by the FSP are contained in Note C - "Fair Value Measurements."

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

In April 2009, the Financial Accounting Standards Board ("FASB") issued FSP FAS No. 115-2, "Recognition and Presentation of Other-Than-Temporary Impairments." Under the guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate other than temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit-related portion of an other than temporary impairment is measured by comparing a security's amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Statement of Earnings. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. AFG adopted this FSP effective January 1, 2009, and recorded a cumulative effect adjustment of $17.5 million to reclassify the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income (loss). Additional disclosures required by this FSP are contained in Note D - "Investments."

AMERICAN FINANCIAL GROUP, INC. 10-Q

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

Deferred Policy Acquisition Costs ("DPAC")  Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of new business are deferred. For the property and

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

casualty companies, DPAC is limited based upon recoverability without any consideration for anticipated investment income and is charged against income ratably over the terms of the related policies. A premium deficiency is recognized if the sum of expected claims costs, claims adjustment expenses, unamortized acquisition costs and policy maintenance costs exceed the related unearned premiums. A premium deficiency is first recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency is greater than unamortized acquisition costs, a liability is accrued for the excess deficiency and reported with unpaid losses and loss adjustment expenses.

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

Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following adjustments to weighted average common shares (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock-based compensation plans	.7	1.7	.8	1.9
Convertible notes	-	1.3	-	1.6

AFG's weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: second quarter of 2009 and 2008 - 6.8 million and 4.4 million; six months of 2009 and 2008 - 7.7 million and 4.1 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2009 or 2008 periods.

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

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, executive liability, umbrella and excess liability and customized programs for small to mid-sized businesses, (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including collateral and mortgage protection insurance), surety and fidelity products and trade credit insurance, and (iv) California workers' compensation. AFG's annuity and supplemental insurance business markets traditional fixed, indexed and variable annuities and a variety of supplemental insurance products. AFG's reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables (in millions) show AFG's revenues and operating earnings before income taxes by significant business segment and sub-segment.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 225.2	$ 222.2	$ 436.7	$ 458.3
Specialty casualty	196.9	200.4	368.5	412.2
Specialty financial	130.6	126.6	260.8	246.2
California workers' compensation	43.0	52.3	86.6	103.7
Other	16.9	17.3	34.7	33.2
Other lines	.1	-	.1	.2
	612.7	618.8	1,187.4	1,253.8
Investment income	103.7	98.2	210.6	198.2
Realized gains (losses) on securities	34.2	(41.9)	24.0	(75.4)
Other	30.8	42.4	60.7	82.0
	781.4	717.5	1,482.7	1,458.6
Annuity and supplemental insurance:
Investment income	194.0	172.6	390.3	340.7
Life, accident and health premiums	109.8	107.9	218.9	216.6
Realized losses on securities	(18.6)	(21.0)	(49.8)	(64.8)
Other	30.3	31.5	61.9	60.6
	315.5	291.0	621.3	553.1
Other	(.7)	8.7	(2.2)	7.3
	$1,096.2	$1,017.2	$2,101.8	$2,019.0

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 26.4	$ 12.9	$ 74.4	$ 51.6
Specialty casualty	38.2	43.2	78.5	96.5
Specialty financial	53.9	5.0	67.4	21.7
California workers' compensation	(.3)	13.0	(.1)	23.2
Other	(6.0)	1.4	(3.0)	2.6
Other lines	(4.0)	(10.8)	(4.7)	(8.8)
	108.2	64.7	212.5	186.8
Investment and other operating income	82.3	81.5	172.9	169.1
Realized gains (losses) on securities	34.2	(41.9)	24.0	(75.4)
	224.7	104.3	409.4	280.5
Annuity and supplemental insurance:
Operations	41.3	44.6	80.6	71.1
Realized losses on securities	(18.6)	(21.0)	(49.8)	(64.8)
	22.7	23.6	30.8	6.3
Other	(41.4)	(27.9)	(66.2)	(60.8)
	$ 206.0	$ 100.0	$ 374.0	$ 226.0

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

Assets and liabilities measured at fair value on June 30, 2009, are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Available for sale ("AFS")	$302	$13,879	$712	$14,893
Trading	-	320	5	325
Equity securities:
Common stocks	85	164	4	253
Perpetual preferred stocks	76	3	22	101
Variable annuity assets (separate accounts) (a)	-	458	-	458
Other investments	-	43	-	43
Total assets accounted for at fair value	$463	$14,867	$743	$16,073

Liabilities:
Derivatives embedded in annuity
benefits accumulated	$ -	$ -	$ 93	$ 93

(a) Variable annuity liabilities equal the fair value of variable annuity assets.

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

Changes in balances of Level 3 financial assets and liabilities during the second quarter and first six months of 2009 and 2008 are presented below (in millions). Transfers into (out of) Level 3 are due to a change in the availability of market observable inputs for individual securities and are reflected in the table at fair value as of the date of transfer.

	Fixed Maturities		Equity	Other	Embedded
	AFS	Trading	Securities	Assets	Derivatives
Balance at March 31, 2009	$689	$ 1	$ 28	$ 5	($ 86)
Total realized/unrealized gains (losses):
Included in net income	4	-	(2)	-	(12)
Included in other comprehensive
income (loss)	15	-	5	-	-
Purchases, sales, issuances and settlements	(24)	-	(5)	-	5
Transfers into (out of) Level 3	28	4	-	(5)	-
Balance at June 30, 2009	$712	$ 5	$ 26	$ -	($ 93)

Balance at March 31, 2008	$665	$ 10	$ 46	$ 4	($146)
Total realized/unrealized gains (losses):
Included in net income	(5)	1	-	-	29
Included in other comprehensive
income (loss)	(17)	-	-	-	-
Purchases, sales, issuances and settlements	3	(1)	-	(1)	(7)
Transfers into (out of) Level 3	36	-	14	-	-
Balance at June 30, 2008	$682	$ 10	$ 60	$ 3	($124)

Balance at December 31, 2008	$706	$ 1	$ 44	$ 5	($ 96)
Total realized/unrealized gains (losses):
Included in net income	7	-	(9)		-
Included in other comprehensive
income (loss)	3	-	1	-	-
Purchases, sales, issuances and settlements	(41)		(4)		3
Transfers into (out of) Level 3	37	4	(6)	(5)	-
Balance at June 30, 2009	$712	$ 5	$ 26	$ -	($ 93)

Balance at December 31, 2007	$527	$ 11	$ 56	$ 5	($155)
Total realized/unrealized gains (losses)
Included in net income	18	-	-	(1)	45
Included in other comprehensive
income (loss)	(19)	-	-	-	-
Purchases, sales, issuances and settlements	120	(1)	(10)	(1)	(14)
Transfers into (out of) Level 3	36	-	14	-	-
Balance at June 30, 2008	$682	$ 10	$ 60	$ 3	($124)

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG's financial instruments at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$ 1,451	$ 1,451	$ 1,264	$ 1,264
Fixed maturities	15,218	15,218	14,360	14,360
Equity securities	354	354	354	354
Mortgage loans	308	303	309	303
Policy loans	278	278	284	284
Variable annuity assets
(separate accounts)	458	458	416	416

Liabilities:
Annuity benefits accumulated(*)	$10,657	$10,018	$10,436	$ 9,536
Long-term debt	915	830	1,030	916
Variable annuity liabilities
(separate accounts)	458	458	416	416

(*)	Excludes life contingent annuities in the payout phase.

The carrying amount of cash and cash equivalents approximates fair value. Fair values for mortgage loans are estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The fair value of policy loans is estimated to approximate carrying value; policy loans have no defined maturity dates and are inseparable from insurance contracts. The fair value of annuity benefits was estimated based on expected cash flows discounted using forward interest rates adjusted for the Company's credit risk and includes the impact of maintenance expenses and capital costs. Fair values of long-term debt are based primarily on quoted market prices.

  Investments  Available for sale fixed maturities and equity securities at June 30, 2009, and December 31, 2008, consisted of the following (in millions):

	June 30, 2009				December 31, 2008
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
Direct obligations of the
United States Government	$ 287	$ 298	$ 12	($ 1)	$ 298	$ 323	$ 25	$ -
United States Government
agencies and authorities	188	192	5	(1)	239	246	7	-
States, municipalities and
political subdivisions	1,307	1,318	26	(15)	967	965	18	(20)
Foreign government	175	176	2	(1)	150	155	5	-
Residential MBS	4,517	3,832	51	(736)	4,899	4,046	34	(887)
Commercial MBS	1,113	980	7	(140)	1,089	876	2	(215)
All other corporate	8,423	8,097	180	(506)	8,306	7,468	64	(902)

	$16,010	$14,893	$283	($1,400)	$15,948	$14,079	$155	($2,024)

Common stocks	$ 114	$ 253	$140	($ 1)	$ 119	$ 217	$112	($ 14)

Perpetual preferred stocks	$ 120	$ 101	$ 1	($ 20)	$ 178	$ 137	$ 2	($ 43)

The non-credit related portion of other than temporary impairment charges are included in other comprehensive income (loss). Such charges taken for securities still owned at June 30, 2009 were $219 million for residential MBS and $8 million for corporate bonds.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008.

	Less Than Twelve Months			Twelve Months or More
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost
June 30, 2009
Fixed maturities:
Direct obligations of the
United States Government	($ 1)	$ 64	98%	$ -	$ -	-%
United States Government
agencies and authorities	(1)	54	99%	-	-	-%
States, municipalities and
political subdivisions	(4)	280	99%	(11)	96	90%
Foreign government	(1)	59	98%	-	-	-%
Residential MBS	(233)	1,141	83%	(503)	1,755	78%
Commercial MBS	(28)	226	89%	(112)	661	86%
All other corporate	(53)	967	95%	(453)	3,083	87%

	($ 321)	$2,791	90%	($1,079)	$5,595	84%

Common Stocks	($ 1)	$ 7	86%	$ -	$ -	-%

Perpetual Preferred Stocks	($ 2)	$ 15	85%	($ 18)	$ 39	69%

December 31, 2008
Fixed maturities:
United States Government
agencies and authorities	$ -	$ 5	99%	$ -	$ 3	100%
States, municipalities and
political subdivisions	(15)	187	93%	(5)	41	89%
Foreign government	-	-	-%	-	-	-%
Residential MBS	(567)	2,262	80%	(320)	914	74%
Commercial MBS	(169)	669	80%	(46)	173	79%
All other corporate	(507)	4,387	90%	(395)	1,284	77%

	($1,258)	$7,510	86%	($ 766)	$2,415	76%

Common Stocks	($ 14)	$ 23	62%	$ -	$ -	-%

Perpetual Preferred Stocks	($ 19)	$ 61	76%	($ 24)	$ 35	59%

At June 30, 2009, the gross unrealized losses of $1.4 billion relate to approximately 1,770 fixed maturity securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 76% of the gross unrealized loss and 89% of the fair value. MBS and corporate bonds comprised approximately 87% of the fair value of the available for sale fixed maturity portfolio at June 30, 2009, and 99% of the gross unrealized losses. Gross unrealized losses on these two groups increased significantly during 2008 as widespread deterioration in economic conditions resulted in significantly wider spreads. Approximately 77% of the gross unrealized losses on these two groups at June 30, 2009, included securities that were in an unrealized loss position for more than 12 months.

Gross Unrealized Losses on MBS  At June 30, 2009, gross unrealized losses on AFG's MBS represented 63% of the total gross unrealized loss on fixed maturity securities. All of AFG's commercial MBS are investment grade rated. Of the residential MBS that have been in an unrealized loss position ("impaired") for 12 months or more (435 securities), approximately 76% of the unrealized losses and 92% of the fair value relate to investment grade rated securities. AFG analyzes its MBS securities for impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For the second quarter and first six months of 2009, AFG recorded in earnings $13.7 million and $50.4 million, respectively, in other than temporary impairment charges related to its residential MBS. For the same periods AFG recorded $25.4 million and $185.5 million, respectively, in other comprehensive income (loss) for the non-credit portion of these impairment charges.

Gross Unrealized Losses on All Other Corporates  Regarding the "all other corporate" securities that were impaired for 12 months or more at June 30, 2009 (521 securities), $187 million (41%) of the gross unrealized loss related to investments in debt securities of banks, credit and lending institutions. Investment grade rated securities represented 82% of the unrealized loss and 93% of the fair value. Approximately $100 million of the unrealized loss (44 securities) relates to securities that were more than 20% impaired. Of these, 44% had been more than 20% impaired for less than six consecutive months and 53% for more than six months but less than one year.

An additional $85 million (19%) of the unrealized loss on "all other corporate" securities with unrealized losses for more than one year related to investments in insurance companies. Investment grade rated securities represented 88% of the unrealized loss and 94% of the fair value. Approximately $53 million of the unrealized loss (17 securities) relates to securities that were more than 20% impaired. Of these, 59% had been more than 20% impaired for less than six consecutive months and 41% for more than six months but less than one year.

The remaining $182 million in unrealized losses for "all other corporate" securities that have been in a loss position for more than one year relates to 319 securities spread across a wide variety of industries and issuers. Approximately 45% of the unrealized loss (57 securities) relates to securities that were more than 20% impaired. Of these, 44% had been more than 20% impaired for less than six months and 53% had been more than 20% impaired for more than six months but less than one year. Management intends to hold these securities and has concluded that the unrealized losses were temporary and due primarily to widened credit spreads and sector-related issues.

AFG recognized in earnings approximately $42.9 million and $95.5 million in other than temporary impairment charges on "all other corporate" securities during the three and six months ended June 30, 2009, respectively. Management concluded that no additional charges for other than temporary impairment were required based on many factors, including AFG's ability and intent to hold the investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of historical and projected company-specific financial data, the outlook for industry sectors, credit ratings, and credit enhancement of certain issues by monoline insurers.

Gross Unrealized Losses on Perpetual Preferred Stocks  AFG recognized in earnings $4.6 million and $11.3 million in other than temporary impairment charges on its perpetual preferred stocks for the three and six months ended June 30, 2009, respectively. Approximately 67% of the gross unrealized losses on AFG's perpetual preferred stocks relate to investments in banks and credit institutions, all of which were investment grade rated. AFG believes these unrealized losses are due primarily to temporary market and sector-related factors and does not consider these securities to be other than temporarily impaired. AFG has the ability and intent to hold these securities until they recover in value.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables progress the credit portion of other than temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income (loss) (in millions).

Balance at March 31, 2009	$60.5
Additional credit impairments on:
Previously impaired securities	9.9
Securities without prior impairments	4.0
Reductions - disposals	(7.3)

Balance at June 30, 2009	$67.1

Balance at January 1, 2009	$13.7
Additional credit impairments on:
Previously impaired securities	9.9
Securities without prior impairments	50.8
Reductions - disposals	(7.3)

Balance at June 30, 2009	$67.1

The table below sets forth the scheduled maturities of available for sale fixed maturities as of June 30, 2009 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately five years at June 30, 2009.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$ 569	$ 572	4%
After one year through five years	4,666	4,590	31
After five years through ten years	4,437	4,237	28
After ten years	708	682	5
	10,380	10,081	68
MBS	5,630	4,812	32
Total	$16,010	$14,893	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Investments in fixed maturity securities of banks and credit institutions represent approximately 12% of AFG's available for sale fixed maturities. There were no investments in individual issuers (other than U.S. Treasury Notes) that exceeded 10% of Shareholders' Equity at June 30, 2009 or December 31, 2008. AFG subsidiaries held collateral for securities on loan of less than $1 million at June 30, 2009 and approximately $85 million at December 31, 2008. Fair value of securities loaned (plus accrued interest) was approximately $94 million at December 31, 2008.

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

		Deferred Tax and
		Amounts Attributable
		to Noncontrolling
	Pre-tax	Interests	Net
June 30, 2009
Unrealized gain (loss) on:
Fixed maturity securities	($1,117.2)	$394.1	($ 723.1)
Equity securities	119.8	(42.1)	77.7
Deferred policy acquisition costs	479.2	(167.7)	311.5
Annuity benefits and other
liabilities	(15.2)	5.3	(9.9)
	($ 533.4)	$189.6	($ 343.8)

December 31, 2008
Unrealized gain (loss) on:
Fixed maturity securities	($1,868.8)	$655.1	($1,213.7)
Equity securities	56.6	(19.0)	37.6
Securities lending collateral	(10.0)	6.6	(3.4)
Deferred policy acquisition costs	790.2	(276.6)	513.6
Annuity benefits and other
liabilities	(25.7)	9.0	(16.7)
	($1,057.7)	$375.1	($ 682.6)

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows for the quarter and six month periods ended June 30, 2009 and 2008(in millions):

					Noncon-
	Fixed	Equity		Tax	trolling
	Maturities	Securities	Other(*)	Effects	Interests	Total
Quarter ended June 30, 2009
Realized before impairments	$ 75.6	($ 1.4)	($ 8.3)	($ 22.8)	($ .8)	$ 42.3
Realized - impairments	(58.3)	(11.5)	19.5	17.7	.2	(32.4)
Change in Unrealized	838.1	81.4	(342.1)	(201.5)	(3.7)	372.2

Quarter ended June 30, 2008
Realized before impairments	$ 11.4	($ 17.8)	($ 1.1)	$ 2.8	$ -	($ 4.7)
Realized - impairments	(12.8)	(48.5)	5.7	19.4	-	(36.2)
Change in Unrealized	(308.4)	(4.2)	(14.9)	113.9	2.2	(211.4)

Six months ended June 30, 2009
Realized before impairments	$130.5	($ 13.3)	($ 16.6)	($ 35.0)	($1.0)	$ 64.6
Realized - impairments	(153.4)	(19.2)	46.3	44.3	.4	(81.6)
Change in Unrealized	784.9	63.2	(296.9)	(192.6)	(2.3)	356.3

Six months ended June 30, 2008
Realized before impairments	$ 59.5	($ 43.4)	($ 2.0)	($ 4.8)	$ -	$ 9.3
Realized - impairments	(61.1)	(109.3)	12.9	55.1	-	(102.4)
Change in Unrealized	(424.2)	(10.7)	(2.7)	151.4	4.3	(281.9)

(*)	Primarily adjustments to deferred policy acquisition costs related to annuities.

Realized gains includes net gains of $61.2 million and $97.3 million in the second quarter and first six months of 2009, respectively, from the mark-to-market of derivative MBS, primarily interest-only securities with interest rates

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

that float inversely with short-term rates. In the 2008 periods, realized gains included $12.1 million in the second quarter and $48.6 million for the first six months from the mark-to-market of these securities. Gross gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Six months ended
	June 30,
	2009	2008
Gross Gains	$44.4	$24.1
Gross Losses	(8.6)	(9.9)

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

  AFG's indexed annuities, which represented 24% of annuity benefits accumulated at June 30, 2009, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG's strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives.

  As discussed under "Reinsurance" in Note A, certain reinsurance contracts in AFG's annuity and supplemental insurance business are considered to contain embedded derivatives.

  The following derivatives are included in AFG's Balance Sheet at June 30, 2009 (in millions):

		Fair Value
Derivative	Balance Sheet Line	Asset	Liability
Derivative MBS	Fixed maturities	$210	$ -
Indexed annuities
(embedded derivative)	Annuity benefits accumulated	-	93
Equity index call options	Other investments	31	-
Reinsurance contracts
(embedded derivative)	Other liabilities	-	(10)
		$241	$83

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the second quarter and first six months of 2009 (in millions):

	Statement of	Second	Six
Derivative	Earnings Line	Quarter	Months
Derivative MBS	Realized gains	$61	$97
Indexed annuities
(embedded derivative)	Annuity benefits	(12)	-
Equity index call options	Annuity benefits	9	(2)
Reinsurance contracts
(embedded derivative)	Investment income	(16)	(13)
		$42	$82

  Amortizable Intangible Assets  Included in deferred policy acquisition costs in AFG's Balance Sheet are $241.1 million and $247.0 million at June 30, 2009, and December 31, 2008, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and supplemental insurance business. The PVFP amounts include adjustments related to unrealized gains and losses on securities and are net of $134.0 million and $118.5 million of accumulated amortization. Amortization of the PVFP was $7.5 million in the second quarter and $15.5 million during the first six months of 2009 and $7.6 million in the second quarter and $16.3 million during the first six months of 2008, respectively.

  Included in other assets in AFG's Balance Sheet is $69.0 million at June 30, 2009 and $76.4 million at December 31, 2008, in amortizable intangible assets related to property and casualty insurance acquisitions, primarily the 2008 acquisitions of Marketform and Strategic Comp. These amounts are net of accumulated amortization of $50.5 million and $38.0 million, respectively. Amortization of these intangibles was $6.3 million in the second quarter and $12.5 million during the first six months of 2009 compared to $6.9 million in the second quarter and $12.1 million during the first six months of 2008.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Long-Term Debt  The carrying value of long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2009	2008
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350.0	$ -
7-1/8% Senior Debentures due February 2034	115.0	115.0
7-1/8% Senior Debentures due April 2009	-	136.1
Borrowings under bank credit facility	100.0	465.0
Other	2.9	2.9
	567.9	719.0
Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112.5	112.5
7-1/4% Senior Debentures due January 2034	86.3	86.3
Notes payable secured by real estate
due 2009 through 2016	66.3	66.9
Secured borrowings	37.3	-
National Interstate bank credit facility	15.0	15.0
American Premier Underwriters 10-7/8% Subordinated
Notes due May 2011	7.9	7.9
Other	2.1	2.1
	327.4	290.7
Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures
due May 2033	20.0	20.0

	$915.3	$1,029.7

Scheduled principal payments on debt for the balance of 2009 and the subsequent five years were as follows: 2009 - $2.6 million; 2010 - $12.5 million; 2011 - $119.9 million; 2012 - $26.8 million; 2013 - $4.3 million; and 2014 - $1.6 million.

As shown below (in millions), the majority of AFG's long-term debt is unsecured obligations of the holding company and its subsidiaries:

	June 30,	December 31,
	2009	2008
Unsecured obligations	$811.7	$ 962.8
Obligations secured by real estate	66.3	66.9
Other secured borrowings	37.3	-
	$915.3	$1,029.7

AFG can borrow up to $500 million under its revolving credit facility, which expires in March 2011. Amounts borrowed bear interest at rates ranging from .5% to 1.25% (currently .75%) over LIBOR based on AFG's credit rating. At June 30, 2009, AFG had $100 million in borrowings outstanding under the credit facility (interest rate of 1.1% at June 30, 2009).

In April 2009, AFG paid $136.1 million to redeem its outstanding 7-1/8% Senior Notes at maturity. In June 2009, AFG issued $350 million of 9-7/8% Senior Notes due 2019 and used the proceeds to repay borrowings under the credit facility. As a result of this issuance, AFG terminated its 364 day credit facility under which it could borrow up to $120 million.

In March and April 2009, an AFG subsidiary borrowed a total of $40.3 million at an interest rate of 4.25% over LIBOR (interest rate of 4.6% at June 30, 2009). The loan requires principal payments over the next four years.

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

	Pretax	Foreign				Accumulated
	Net Unrealized	Currency			Noncon-	Other
	Gains (Losses)	Translation		Tax	trolling	Comprehensive
	on Securities	Adjustment	Other (a)	Effects	Interests	Income (Loss)
Balance at December 31, 2008	($1,057.7)	($18.7)	($10.7)	$373.8	$10.3	($703.0)
Cumulative effect of accounting change	(26.9)	-	-	9.4	-	(17.5)
Unrealized holding gains on securities
arising during the period	525.5	-	-	(183.3)	(2.9)	339.3
Realized losses included in net earnings	25.7	-	-	(9.3)	.6	17.0
Foreign currency translation losses	-	12.1	-	-	(1.8)	10.3
Other	-	-	.5	(.1)	-	.4

Balance at June 30, 2009	($ 533.4)(b)	($ 6.6)	($10.2)	$190.5	$ 6.2	($353.5)(b)

Balance at December 31, 2007	($ 30.9)	$27.9	$ 4.8	$ 8.3	$ 2.5	$ 12.6
Unrealized holding losses on securities
arising during the period	(581.0)	-	-	201.7	4.3	(375.0)
Realized losses included in net earnings	143.4	-	-	(50.3)	-	93.1
Foreign currency translation losses	-	(1.8)	-	-	(.1)	(1.9)
Other	-	-	.1	-	-	.1

Balance at June 30, 2008	($ 468.5)	$26.1	$ 4.9	$159.7	$ 6.7	($271.1)

(a) Net unrealized pension and other postretirement plan benefits.
(b) Includes $123.3 million in pretax unrealized losses ($79.2 million net of tax) related to securities for which only the credit portion of an other than temporary impairment has been recorded in earnings.

  Stock Incentive Plans  Under AFG's Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2009, AFG issued 79,801 shares of restricted Common Stock and granted stock options for 1.2 million shares of Common Stock (at an average exercise price of $19.10) under the Stock Incentive Plan.

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

  Total compensation expense related to stock incentive plans of AFG and its subsidiaries was as follows: second quarter of 2009 and 2008 - $3.3 million and $3.4 million, repectively; six months of 2009 and 2008 - $6.7 million and $8.5 million, respectively. Stock-based compensation expense for the first six months of 2008 includes $2.0 million in first quarter non-deductible stock awards.

  Contingencies  There have been no significant changes to the matters discussed and referred to in Note L - "Contingencies" of AFG's 2008 Annual Report on Form 10-K covering property and casualty insurance reserves for claims related to

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  environmenetal exposures, asbestos and other mass tort claims as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

  Condensed Consolidating Information  AFG has guaranteed all of the outstanding debt of GAFRI and GAFRI's wholly-owned subsidiary, AAG Holding Company, Inc. In addition, GAFRI guarantees AAG Holding's public debt. The AFG and GAFRI guarantees are full and unconditional and joint and several. Condensed consolidating financial statements for AFG are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

			AAG	All Other	Consol.
June 30, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Assets:
Cash and investments	$ 54.5	$ 18.8	$ 1.2	$17,879.9	($ 5.5)	$17,948.9
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,578.5	-	3,578.5
Agents' balances and premiums receivable	-	-	-	704.1	-	704.1
Deferred policy acquisition costs	-	-	-	2,068.2	-	2,068.2
Other assets	13.0	5.4	6.3	1,799.5	146.7	1,970.9
Investment in subsidiaries and
affiliates	3,703.0	1,106.6	1,195.1	675.4	(6,680.1)	-
Total assets	$3,770.5	$1,130.8	$1,202.6	$26,705.6	($6,538.9)	$26,270.6

Liabilities and Equity:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 7,939.5	$ -	$ 7,939.5
Annuity, life, accident and health
benefits and reserves	-	-	-	12,441.9	(1.6)	12,440.3
Long-term debt	567.9	.7	219.3	127.8	(.4)	915.3
Other liabilities	135.3	19.9	110.3	1,645.6	(128.2)	1,782.9
	703.2	20.6	329.6	22,154.8	(130.2)	23,078.0
Total shareholders' equity	3,067.3	1,110.2	873.0	4,425.5	(6,408.7)	3,067.3
Noncontrolling interests	-	-	-	125.3	-	125.3
Total liabilities and equity	$3,770.5	$1,130.8	$1,202.6	$26,705.6	($6,538.9)	$26,270.6

December 31, 2008

Assets:
Cash and investments	$ 188.5	$ 20.4	$ -	$16,663.7	($ 2.1)	$16,870.5
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	4,301.7	-	4,301.7
Agents' balances and premiums receivable	-	-	-	629.7	-	629.7
Deferred policy acquisition costs	-	-	-	2,343.1	-	2,343.1
Other assets	11.6	6.0	6.1	2,084.3	174.5	2,282.5
Investment in subsidiaries and
affiliates	3,131.6	812.8	900.4	711.8	(5,556.6)	-
Total assets	$3,331.7	$ 839.2	$ 906.5	$26,734.3	($5,384.2)	$26,427.5

Liabilities and Equity:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 8,462.1	$ -	$ 8,462.1
Annuity, life, accident and health
benefits and reserves	-	-	-	12,194.2	(1.7)	12,192.5
Long-term debt	719.0	.7	219.4	91.0	(.4)	1,029.7
Other liabilities	122.7	21.8	110.8	1,945.7	(59.4)	2,141.6
	841.7	22.5	330.2	22,693.0	(61.5)	23,825.9
Total shareholders' equity	2,490.0	816.7	576.3	3,929.7	(5,322.7)	2,490.0
Noncontrolling interests	-	-	-	111.6	-	111.6
Total liabilities and equity	$3,331.7	$ 839.2	$ 906.5	$26,734.3	($5,384.2)	$26,427.5

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 612.7	$ -	$ 612.7
Life, accident and health premiums	-	-	-	109.8	-	109.8
Realized gains (losses)	-	-	-	15.4	.2	15.6
Investment and other income	1.5	1.5	-	360.7	(5.6)	358.1
Equity in earnings of subsidiaries	223.8	20.5	34.7	-	(279.0)	-
	225.3	22.0	34.7	1,098.6	(284.4)	1,096.2

Costs and Expenses:
Insurance benefits and expenses	-	-	-	744.3	-	744.3
Interest charges on borrowed money	8.7	.1	6.4	4.0	(5.8)	13.4
Other expenses	15.4	4.1	1.3	111.9	(.2)	132.5
	24.1	4.2	7.7	860.2	(6.0)	890.2

Operating earnings before income taxes	201.2	17.8	27.0	238.4	(278.4)	206.0
Provision (credit) for income taxes	73.9	6.4	9.2	85.0	(100.6)	73.9

Net earnings, including noncontrolling
interests	127.3	11.4	17.8	153.4	(177.8)	132.1
Less: Net earnings attributable to
noncontrolling interests	-	-	-	(4.8)	-	(4.8)

Net Earnings Attributable to
Shareholders	$127.3	$11.4	$17.8	$ 148.6	($177.8)	$ 127.3

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 618.8	$ -	$ 618.8
Life, accident and health premiums	-	-	-	107.9	-	107.9
Realized gains (losses)	(.2)	-	-	(63.0)	.1	(63.1)
Investment and other income	.1	3.3	-	358.2	(8.0)	353.6
Equity in earnings of subsidiaries	122.1	18.8	23.5	-	(164.4)	-
	122.0	22.1	23.5	1,021.9	(172.3)	1,017.2

Costs and Expenses:
Insurance benefits and expenses	-	-	-	775.9	-	775.9
Interest charges on borrowed money	14.8	.1	7.3	3.4	(8.3)	17.3
Other expenses	9.9	6.7	1.4	106.5	(.5)	124.0
	24.7	6.8	8.7	885.8	(8.8)	917.2

Operating earnings before income taxes	97.3	15.3	14.8	136.1	(163.5)	100.0
Provision (credit) for income taxes	37.0	5.9	5.3	50.1	(61.3)	37.0

Net earnings, including
noncontrolling interests	60.3	9.4	9.5	86.0	(102.2)	63.0
Less: Net earnings attributable to
noncontrolling interests	-	-	-	(2.7)	-	(2.7)

Net Earnings Attributable to Shareholders	$ 60.3	$ 9.4	$ 9.5	$ 83.3	($102.2)	$ 60.3

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

(In millions)

FOR THE SIX MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$1,187.4	$ -	$1,187.4
Life, accident and health premiums	-	-	-	218.9	-	218.9
Realized gains (losses)	-	-	-	(26.1)	.4	(25.7)
Investment and other income	(1.5)	(.5)	-	734.5	(11.3)	721.2
Equity in earnings of subsidiaries	403.6	29.8	53.3	-	(486.7)	-
	402.1	29.3	53.3	2,114.7	(497.6)	2,101.8

Costs and Expenses:
Insurance benefits and expenses	-	-	-	1,465.4	-	1,465.4
Interest charges on borrowed money	21.0	.1	12.8	7.0	(11.5)	29.4
Other expenses	17.8	8.3	2.4	205.0	(.5)	233.0
	38.8	8.4	15.2	1,677.4	(12.0)	1,727.8

Operating earnings before income taxes	363.3	20.9	38.1	437.3	(485.6)	374.0
Provision (credit) for income taxes	132.2	5.8	11.2	153.1	(170.1)	132.2

Net earnings, including noncontrolling
interests	231.1	15.1	26.9	284.2	(315.5)	241.8
Less: Net earnings attributable to
noncontrolling interests	-	-	-	(10.7)	-	(10.7)

Net Earnings Attributable to
Shareholders	$231.1	$15.1	$26.9	$ 273.5	($315.5)	$ 231.1

FOR THE SIX MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$1,253.8	$ -	$1,253.8
Life, accident and health premiums	-	-	-	216.6	-	216.6
Realized gains (losses)	(3.2)	-	-	(140.1)	(.1)	(143.4)
Investment and other income	(1.9)	6.8	-	707.3	(20.2)	692.0
Equity in earnings (loss) of subsidiaries	271.7	(3.6)	10.3	-	(278.4)	-
	266.6	3.2	10.3	2,037.6	(298.7)	2,019.0

Costs and Expenses:
Insurance benefits and expenses	-	-	-	1,521.2	-	1,521.2
Interest charges on borrowed money	32.8	.1	15.8	7.9	(20.6)	36.0
Other expenses	15.6	10.4	2.6	208.1	(.9)	235.8
	48.4	10.5	18.4	1,737.2	(21.5)	1,793.0

Operating earnings (loss) before income taxes	218.2	(7.3)	(8.1)	300.4	(277.2)	226.0
Provision (credit) for income taxes	81.9	(2.1)	(3.1)	107.3	(102.1)	81.9

Net earnings (loss), including
noncontrolling interests	136.3	(5.2)	(5.0)	193.1	(175.1)	144.1
Less: Net earnings attributable to
noncontrolling interests	-	-	-	(7.8)	-	(7.8)

Net Earnings (Loss) Attributable to
Shareholders	$136.3	($ 5.2)	($ 5.0)	$ 185.3	($175.1)	$ 136.3

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE SIX MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings (loss), including
noncontrolling interests	$231.1	$ 15.1	$ 26.9	$ 284.2	($315.5)	$ 241.8
Adjustments:
Equity in net (earnings) loss
of subsidiaries	(257.7)	(21.4)	(37.2)	-	316.3	-
Dividends from subsidiaries	188.5	2.8	-	-	(191.3)	-
Other adjustments, net	(23.0)	2.0	(4.1)	275.7	(.8)	249.8
Net cash provided by (used in)
operating activities	138.9	(1.5)	(14.4)	559.9	(191.3)	491.6

Investing Activities:
Purchase of investments, property and
equipment	(3.4)	-	-	(1,755.3)	-	(1,758.7)
Purchase of subsidiaries	-	-	-	(5.0)	-	(5.0)
Capital contributions to subsidiaries	(88.6)	(81.6)	(65.0)	-	235.2	-
Maturities and redemptions of fixed
maturity investments	.2	-	-	900.8	-	901.0
Sale of investments, property and
equipment	3.1	.7	-	800.9	-	804.7
Other, net	-	(.5)	-	15.2	-	14.7
Net cash provided by (used in)
investing activities	(88.7)	(81.4)	(65.0)	(43.4)	235.2	(43.3)

Financing Activities:
Annuity receipts	-	-	-	669.6	-	669.6
Annuity surrenders, benefits and
withdrawals	-	-	-	(681.7)	-	(681.7)
Net transfers to variable annuity assets	-	-	-	(6.8)	-	(6.8)
Additional long-term borrowings	367.6	-	-	40.3	-	407.9
Reductions of long-term debt	(521.2)	-	-	(3.6)	-	(524.8)
Issuances of Common Stock	1.3	-	-	(.1)	-	1.2
Capital contribution from parent	-	87.0	80.6	67.6	(235.2)	-
Cash dividends paid	(30.0)	-	-	(191.3)	191.3	(30.0)
Other, net	-	-	-	(96.9)	-	(96.9)
Net cash provided by (used in)
financing activities	(182.3)	87.0	80.6	(202.9)	(43.9)	(261.5)

Net increase (decrease) in cash and cash
equivalents	(132.1)	4.1	1.2	313.6	-	186.8
Cash and cash equivalents at beginning
of period	160.2	1.7	-	1,102.1	-	1,264.0

Cash and cash equivalents at end of period	$ 28.1	$ 5.8	$ 1.2	$1,415.7	$ -	$1,450.8

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE SIX MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings (loss), including
noncontrolling interests	$136.3	($ 5.2)	($ 5.0)	$ 193.1	($175.1)	$ 144.1
Adjustments:
Equity in net (earnings) loss of
subsidiaries	(170.8)	2.0	(7.2)	-	176.0	-
Dividends from subsidiaries	143.0	.3	72.5	-	(215.8)	-
Other adjustments, net	11.4	(5.6)	1.9	404.3	(.9)	411.1
Net cash provided by (used in)
operating activities	119.9	(8.5)	62.2	597.4	(215.8)	555.2

Investing Activities:
Purchase of investments, property and
equipment	(3.6)	(43.8)	-	(3,816.8)	-	(3,864.2)
Purchase of subsidiaries	-	-	-	(112.2)	-	(112.2)
Capital contribution to subsidiaries	(158.2)	(67.3)	(60.0)	-	285.5	-
Maturities and redemptions of fixed
maturity investments	.1	5.8		1,268.0	(20.0)	1,253.9
Sale of investments, property and
equipment	3.8	37.9	-	1,996.7	-	2,038.4
Other, net	.4	(1.8)	-	57.4	-	56.0
Net cash provided by (used in)
investing activities	(157.5)	(69.2)	(60.0)	(606.9)	265.5	(628.1)

Financing Activities:
Annuity receipts	-	-	-	789.6	-	789.6
Annuity surrenders, benefits and
withdrawals	-	-	-	(693.9)	-	(693.9)
Net transfers from variable annuity assets	-	-	-	27.7	-	27.7
Additional long-term borrowings	515.0	-	-	15.0	-	530.0
Reductions of long-term debt	(404.8)	(.1)	(69.5)	(15.1)	20.0	(469.5)
Issuances of Common Stock	13.5	-	-	.8	-	14.3
Capital contribution from parent	-	83.0	67.3	135.2	(285.5)	-
Repurchases of Common Stock	(47.4)	-	-	-	-	(47.4)
Cash dividends paid	(24.6)	-	-	(215.8)	215.8	(24.6)
Other, net	-	-	-	(26.1)	-	(26.1)
Net cash provided by (used in)
financing activities	51.7	82.9	(2.2)	17.4	(49.7)	100.1

Net increase (decrease) in cash and
cash equivalents	14.1	5.2	-	7.9	-	27.2
Cash and cash equivalents at beginning
of period	15.6	2.6	-	797.7	-	815.9

Cash and cash equivalents at end of period	$ 29.7	$ 7.8	$ -	$ 805.6	$ -	$ 843.1

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	29	Uncertainties	37
Overview	30	Results of Operations	37
Critical Accounting Policies	30	General	37
Liquidity and Capital Resources	31	Income Items	38
Sources of Funds	31	Expense Items	43
Investments	32	Recent Accounting Standards	44

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

Net earnings attributable to AFG's shareholders for the second quarter and first six months of 2009 were $127 million ($1.09 per share, diluted) and $231 million ($1.98 per share, diluted), respectively compared to $60 million ($.52 per share, diluted) and $136 million ($1.16 per share, diluted) reported in the same periods of 2008. The improved results reflect lower realized losses on investments (including other than temporary impairments), higher investment income and improved underwriting results in the property and casualty insurance operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	June 30,	December 31,
	2009	2008	2007
Long-term debt	$ 915	$1,030	$ 937
Total capital (*)	4,529	4,351	4,108
Ratio of debt to total capital:
Including debt secured by real estate	20.2%	23.7%	22.8%
Excluding debt secured by real estate	19.0%	22.5%	21.5%

(*) Includes long-term debt, noncontrolling interests and
shareholders' equity (excluding unrealized gains (losses)
related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.51 for the six months ended June 30, 2009 and 1.63 for the entire year of 2008. Excluding annuity benefits, this ratio was 11.25 and 4.75, respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

In June 2009, AFG issued $350 million of 9-7/8% Senior Notes due 2019. As a result of this issuance, AFG terminated its 364 day credit facility under which it could borrow up to $120 million and voided its intercompany credit facility with a subsidiary under which it could borrow up to $50 million.

AFG can borrow up to $500 million under its revolving credit facility, which expires in 2011. AFG had $100 million in borrowings outstanding under this agreement at June 30, 2009, bearing interest at a rate of 1.1%.

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

In July 2009, Great American Life Insurance Company ("GALIC"), a wholly-owned annuity and supplemental insurance subsidiary, was approved for membership in the Federal Home Loan Bank of Cincinnati ("FHLB"). The FHLB makes loans and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds borrowed. Upon purchase, GALIC's $14.5 million of FHLB capital stock will be included in investment in equity securities. Membership in the FHLB will provide the annuity and supplemental insurance operations with a substantial additional source of liquidity.

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

AFG believes its insurance subsidiaries maintain sufficient liquidity to pay claims and benefits and operating expenses. In addition, these subsidiaries have sufficient capital to meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Nonetheless, changes in statutory accounting rules, significant declines in the fair value of the insurance subsidiaries' investment portfolios or significant ratings downgrades on these investments, could create a need for additional capital.

Investments  AFG's investment portfolio at June 30, 2009, contained $14.9 billion in "Fixed maturities" classified as available for sale and $354 million in "Equity securities," all carried at fair value with unrealized gains and losses included in a separate component of shareholders' equity on an after-tax basis.

Fair values for AFG's portfolio are determined by AFG's internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities ("MBS"), which comprise approximately one-third of AFG's fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the other two-thirds, approximately 95% are priced using a pricing service and the balance is priced internally or by using non-binding broker quotes. When prices obtained for the same security vary, AFG's investment professionals select the price they believe is most indicative of an exit price.

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

Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG's internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price (consistent with SFAS No. 157). To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), changes in interest rates, general economic conditions and the credit quality of the specific issuers. Prices obtained from a broker or pricing service are adjusted only in cases where they are deemed not to be representative of an appropriate exit price (fewer than 1% of the securities).

Increasing turmoil in the global financial markets caused credit spreads (the difference in rates between U.S. government bonds and other fixed maturities) to widen significantly during 2008. These wider spreads, as well as a lack of liquidity and the collapse of several financial institutions, were the primary cause of AFG's pretax net unrealized loss on fixed maturities rising from $47 million at December 31, 2007, to $2.0 billion at March 31, 2009. The impact of improving market conditions on the fair value of AFG's portfolio subsequent to March 31, 2009, reduced the pretax net unrealized loss to $1.1 billion at June 30, 2009, and approximately $650 million at July 31, 2009.

In general, the fair value of AFG's fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG's fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at June 30, 2009 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$15,218
Pretax impact on fair value of 100 bps
increase in interest rates	$ 720
Pretax impact as % of total fixed maturity portfolio	4.7%

Approximately 92% of the fixed maturities held by AFG at June 30, 2009, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFG's $4.9 billion investment in MBS represented approximately one-third of its fixed maturities at June 30, 2009. MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for AFG's MBS (including those classified as trading) at June 30, 2009, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The Alt-A securities, the majority of which are backed by fixed-rate mortgages, have an average life of approximately five years. The subprime securities have an average life of approximately four years; substantially all are collateralized by fixed-rate mortgages.

					% Rated
	Amortized		Fair Value as	Unrealized	Investment
Collateral type	Cost	Fair Value	% of Cost	Gain (Loss)	Grade
Residential:
Agency-backed	$ 737	$ 757	103%	$ 20	100%
Non-agency prime	2,349	2,006	85	(343)	94
Alt-A	1,033	802	78	(231)	77
Subprime	426	300	70	(126)	72
Other	32	28	88	(4)	81
Commercial	1,145	1,011	88	(134)	100
	$5,722	$4,904	86%	($ 818)	92%

Issuers will sometimes purchase monoline insurance to "wrap" or enhance the credit of a security issuance in order to benefit from better market execution. At June 30, 2009, AFG owned approximately $926 million of fixed maturity securities wrapped by monoline insurers. Since many of these issuers have ratings equal or superior to the insurer, credit was enhanced in only $195 million of the securities insured. FSA International provided 79% of the $195 million in credit enhancement, and MBIA Inc. provided 17%. AFG's direct investment in monoline credit insurers was less than $12 million at June 30, 2009. None of the insured subprime securities carry an explicit underlying rating. Management does not believe the risk of loss on the securities without underlying credit ratings is material to AFG's financial condition.

The table below summarizes (in millions) AFG's investments where credit was enhanced by monoline insurers at June 30, 2009.

	Weighted Average Rating
	With		Fair	Unrealized
	Insurance	Underlying	Value	Gain/(Loss)
Insured Securities
With underlying ratings	AA	A+	$174	$ 1
Without underlying ratings	AA-	Not Rated	21	(9)
Total	AA		$195	($ 8)

The weighted average credit rating was calculated by assigning numerical values to the ratings categories and weighting the result by securities' fair value.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at June 30, 2009, is shown in the following table (dollars in millions). Approximately $500 million of available for sale "Fixed maturities" and $60 million of "Equity securities" had no unrealized gains or losses at June 30, 2009.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$6,007	$8,386
Amortized cost of securities	$5,724	$9,786
Gross unrealized gain (loss)	$ 283	($1,400)
Fair value as % of amortized cost	105%	86%
Number of security positions	1,559	1,770
Number individually exceeding
$2 million gain or loss	8	189
Concentration of gains (losses) by type or
industry (exceeding 5% of unrealized):
Mortgage-backed securities	$ 58	($876)
Banks, savings and credit institutions	15	(197)
Insurance companies	6	(95)
States and municipalities	26	(15)
Gas and electric services	46	(26)
Direct obligations of the U.S. Government	12	(1)
Percentage rated investment grade	98%	89%

Equity Securities
Fair value of securities	$ 233	$ 61
Cost of securities	$ 92	$ 82
Gross unrealized gain (loss)	$ 141	($ 21)
Fair value as % of cost	255%	74%
Number of security positions	40	39
Number of individually exceeding
$2 million gain or loss	3	3

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at June 30, 2009, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	6%	2%
After one year through five years	45	21
After five years through ten years	30	28
After ten years	5	4
	86	55
Mortgage-backed securities (average
life of approximately five years)	14	45
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at June 30, 2009

Securities with unrealized gains:
Exceeding $500,000 (137 issues)	$1,513	$ 130	109%
$500,000 or less (1,422 issues)	4,494	153	104
	$6,007	$ 283	105%

Securities with unrealized losses:
Exceeding $500,000 (729 issues)	$5,372	($1,249)	81%
$500,000 or less (1,041 issues)	3,014	(151)	95
	$8,386	($1,400)	86%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Loss	Basis
Securities with Unrealized
Losses at June 30, 2009

Investment grade fixed maturities with losses for:
Less than one year (545 issues)	$2,522	($ 241)	91%
One year or longer (788 issues)	4,923	(820)	86
	$7,445	($1,061)	88%

Non-investment grade fixed maturities with losses for:
Less than one year (170 issues)	$ 269	($ 80)	77%
One year or longer (267 issues)	672	(259)	72
	$ 941	($ 339)	74%

Common equity securities with losses for:
Less than one year (16 issues)	$ 7	($ 1)	86%
One year or longer ( - issues)	-	-	-
	$ 7	($ 1)	86%

Perpetual preferred equity securities with losses for:
Less than one year (4 issues)	$ 15	($ 2)	85%
One year or longer (19 issues)	39	(18)	69
	$ 54	($ 20)	73%

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

Asbestos and Environmental Reserve Study During the second quarter of 2009, AFG completed the previously announced comprehensive study of its asbestos and environmental ("A&E") exposures relating to the run-off operations of its property and casualty group and exposures related to former railroad and manufacturing operations and sites. The 2009 study relied on a comprehensive exposure analysis. It considered products and non-products exposures, paid claims history, the pattern of new claims, settlements and projected development. Similar studies have been completed with the assistance of outside actuarial and engineering firms and specialty outside counsel every two years with an in-depth internal review during the intervening years. This year's study resulted in minor adjustments to A&E reserves. During the course of this year's study, there were no newly identified emerging trends or issues that management believes significantly impact the overall adequacy of AFG's A&E reserves.

At June 30, 2009, the property and casualty group's A&E insurance reserves were $397 million, net of reinsurance recoverables of $84 million. At that date, AFG's three year survival ratios were 10.7 times paid losses for asbestos reserves and 9.9 times paid losses for total A&E reserves. These ratios compare favorably with data published by Conning Research and Consulting, Inc. in June 2009, which indicate that industry survival ratios were 8.1 for asbestos reserves and 7.6 for total A&E reserves at December 31, 2008. The survival ratio, which is often used by industry analysts to compare A&E reserves strength across companies, is a measure of the number of years that it would take to pay the amount of the current reserves based on the average paid losses over the preceding three years.

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

AFG reported operating earnings before income taxes of $206 million for the second quarter of 2009 compared to $100 million for the 2008 second quarter. Results for the second quarter of 2009 include (i) $15 million in realized gains on securities, compared to realized losses of $63 million in the second quarter

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

of 2008, (ii) a $37 million improvement in Specialty property and casualty underwriting results, and (iii) a $28 million increase in investment income.

Six month pretax operating earnings increased $148 million in 2009 compared to 2008 reflecting (i) a $118 million decrease in realized losses on securities, (ii) an increase of $62 million in investment income, and (iii) a $22 million improvement in Specialty property and casualty underwriting results.

Property and Casualty Insurance - Underwriting  AFG reports its Specialty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty, (iii) Specialty financial and (iv) California workers' compensation.

Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company's performance. See Note B - "Segments of Operations" for the detail of AFG's operating profit by significant business segment.

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

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross Written Premiums (GAAP)
Property and transportation	$361	$ 425	$ 677	$ 743
Specialty casualty	310	321	624	660
Specialty financial	137	154	272	290
California workers' compensation	42	54	97	122
Other	-	1	(2)	(1)
	$850	$ 955	$1,668	$1,814

Net Written Premiums (GAAP)
Property and transportation	$224	$ 261	$ 426	$ 508
Specialty casualty	197	204	397	426
Specialty financial	114	128	233	239
California workers' compensation	36	49	84	112
Other	18	19	34	34
	$589	$ 661	$1,174	$1,319

Combined Ratios (GAAP)
Property and transportation	88.2%	94.2%	83.0%	88.7%
Specialty casualty	80.6	78.4	78.7	76.5
Specialty financial	58.7	96.1	74.1	91.2
California workers' compensation	100.6	75.0	100.0	77.6
Total Specialty	81.6	87.8	81.7	84.3
Aggregate (including
discontinued lines)	82.3%	89.5%	82.0%	85.1%

Favorable (Unfavorable) Prior Year
Development
Property and transportation	$11	$18	$ 39	$ 38
Specialty casualty	27	30	56	61
Specialty financial	41	7	42	11
California workers' compensation	7	10	10	16
Other specialty	(5)	5	(2)	9
	81	70	145	135
Other (including
discontinued lines)	(4)	(11)	(5)	(9)
	$77	$59	$140	$126

The overall decreases in gross and net written premiums in the second quarter and first six months of 2009 were the result of soft market conditions, decreases in commodity prices in the crop operations and planned volume reductions in certain product lines. In addition, higher premium cessions under a crop reinsurance agreement contributed to lower net written premiums. Excluding crop, net written premiums decreased approximately 9% in both the second quarter and first six months of 2009 compared to the same periods of 2008. Overall average renewal rates in the first six months of 2009 were flat when compared with the same period of last year.

The specialty insurance operations generated underwriting profits of $112 million and $217 million in the second quarter and first six months of 2009, respectively, compared to $76 million and $196 million for the same periods of 2008. Results for the second quarter of 2009 include an increase of $39 million in favorable reserve development from the run-off automobile residual value

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

insurance ("RVI") operations, which resulted from a significant improvement in used car values during the first half of the year, partially offset by lower favorable development in other lines. In addition, catastrophe losses in the second quarter and first six months of 2009 were $11 million and $13 million, respectively, compared to $25 million and $27 million in the same prior year periods.

Property and transportation gross and net written premiums for the 2009 second quarter and first six months reflect volume reductions and soft market conditions in the property and inland marine and transportation operations as well as lower commodity prices in the crop operations. Net written premiums were also impacted by an increase in crop business ceded under a reinsurance agreement. Excluding crop, 2009 net written premiums for this group decreased 10% for both the quarter and first six months when compared to the prior year periods. This group reported combined ratios of 88% and 83%, respectively, for the second quarter and first half of 2009. The improvement in the combined ratios compared to the same 2008 periods was due primarily to lower catastrophe losses. Results for the second quarter and first half of 2009 included $8 million (4 points) and $9 million (2 points), respectively, of catastrophe losses compared to $21 million (10 points) and $24 million (5 points) for the same 2008 periods. Favorable reserve development in the Property and transportation group in the first six months of 2009 and 2008 is due primarily to lower than expected loss frequency in crop and ocean marine products and lower severity in farm losses.

Specialty casualty gross and net written premiums declined for the second quarter and first half of 2009 due primarily to lower general liability premiums resulting from the softening in the homebuilders market and excess and surplus lines. These declines were partially offset by additional premium growth from Marketform, a majority-owned Lloyds insurer that was acquired in January 2008 and has served as a platform to expand overseas distribution in several product lines. This group's combined ratios for the second quarter and first half of 2009 were 81% and 79%, respectively, compared to 78% and 77% in the comparable 2008 periods. Many of the businesses in this group continued to generate excellent underwriting profitability but at a lower level due to significantly reduced premiums. Favorable reserve development in the Specialty casualty group in both the 2009 and 2008 periods reflects lower severity on claims in general liability and directors and officers liability as well as lower than expected frequency in the program (leisure camps, fairs and festivals, and sports and leisure) business.

Specialty financial gross and net written premiums were down in the three and six month periods, as a decision to exit certain automotive-related lines of business dampened volumes. Growth in the fidelity and crime and financial institutions businesses partially offset these declines. This group reported underwriting income of $54 million in the second quarter of 2009, compared to $5 million in the 2008 second quarter. Favorable trends in used car sales prices benefited results in the RVI operations. The remaining RVI reserves relate to domestic and Canadian RVI contracts. The majority of the domestic leases will terminate by the end of the third quarter. The remaining $52 million of Canadian RVI reserves relate to leases that terminate through the end of 2010. Year to date underwriting income for the Specialty financial group was $67 million, up from $22 million in the comparable 2008 period. The favorable reserve development in Specialty financial in the first half of 2009 relates to lower than expected frequency and severity in the RVI operations and

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

lower loss severity in AFG's fidelity and crime products. The favorable development during the first half of 2008 relates primarily to lower loss severity in fidelity and crime products.

California workers' compensation gross and net written premiums decreased due primarily to rate reductions in traditional workers' compensation business in California and reductions in employer payrolls. An AFG subsidiary filed for rate increases that resulted in a blended premium rate increase of 8%, effective July 1, 2009. Renewal rates for the California workers' compensation business decreased approximately 1% through the first half of 2009. This business posted small underwriting losses in both the second quarter and first six months of 2009, compared to underwriting profits of $13 million and $23 million in the comparable periods in 2008. Combined ratios were 101% and 100%, for the second quarter and first six months of 2009, respectively, compared to 75% and 78% in the comparable 2008 periods. These increases were driven primarily by a competitive pricing environment, the potential adverse impact of a disability claim ruling and lower favorable development. Favorable reserve development in California workers' compensation reflects the continued impact of the reform legislation passed in 2003 and 2004, although at lower levels in the 2009 periods than in 2008.

Statutory Annuity Premiums  The following table summarizes AFG's annuity sales (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
403(b) Fixed and Indexed Annuities:
First Year	$ 19	$ 12	$ 35	$ 24
Renewal	39	45	75	85
Single Sum	35	35	72	60
Subtotal	93	92	182	169

Non-403(b) Indexed Annuities	82	159	174	299
Non-403(b) Fixed Annuities	70	105	111	152
Bank Fixed Annuities	133	153	151	153
Variable Annuities	25	21	51	44
Total Annuity Premiums	$403	$530	$669	$817

The decrease in annuity premiums for the second quarter and first six months of 2009 compared to the same periods in 2008 reflects lower sales of indexed and traditional fixed annuities in the non-403(b) single premium market. This reduction in premium is consistent with management's expectations and reflects AFG's disciplined pricing in this difficult economy.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Life, Accident and Health Premiums and Benefits  The following table summarizes AFG's life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Premiums
Supplemental insurance operations
First year	$ 21	$ 20	$ 40	$ 40
Renewal	83	80	165	161
Life operations (in run-off)	6	8	14	16
	$110	$108	$219	$217
Benefits
Supplemental insurance operations	$ 81	$ 72	$159	$147
Life operations (in run-off)	9	14	22	26
	$ 90	$ 86	$181	$173

Investment Income  The $28 million and $62 million increase in investment income for the second quarter and first six months of 2009, respectively, compared to the same periods in 2008 was due primarily to higher yields on certain fixed maturity investments. Investment income includes $32 million and $68 million in the second quarter and first six months of 2009 and $14 million and $30 million in the second quarter and first six months of 2008 of interest income earned on derivative MBS, primarily non-agency interest-only securities with interest rates that float inversely with short-term rates.

The amortized cost of AFG's portfolio of non-agency residential MBS decreased $287 million during the first six months of 2009 due primarily to paydowns. As these securities continue to pay down, management expects to reinvest the proceeds in high quality corporate bonds placing downward pressure on AFG's investment portfolio yield.

Realized Gains (Losses) on Securities  Net realized gains (losses) on securities consisted of the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Realized gains (losses) before
impairments:
Disposals	$17	($19)	$ 22	($ 29)
Change in the fair value
of derivatives	57	12	95	45
Adjustments to annuity deferred
policy acquisition costs and
related items	(8)	(1)	(16)	(2)

	66	(8)	101	14
Impairment charges:
Securities	(70)	(61)	(173)	(170)
Adjustments to annuity deferred
policy acquisition costs and
related items	19	6	46	13
	(51)	(55)	(127)	(157)

	$15	($63)	($ 26)	($143)

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The change in fair value of derivatives includes net gains of $61 million and $97 million in the second quarter and first six months of 2009 and $12 million and $49 million in the second quarter and first six months of 2008 from the mark-to-market of derivative MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note E "Derivatives."

Approximately $153 million of the impairment charges in the first half of 2009 related to fixed maturity investments, primarily corporate bonds and MBS. In the first half of 2008, $109 million of the impairment charges were attributable to equity investments, primarily in financial institutions including $43 million for National City Corporation.

Real Estate Operations  AFG's subsidiaries are engaged in a variety of real estate operations including hotels, marinas, apartments and office buildings; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFG's Statement of Earnings as shown below (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Other income	$16	$24	$30	$41
Other operating and general expenses	15	16	29	32

Income from real estate operations includes net pretax gains on the sale of real estate assets of $6 million in the second quarter of 2008.

Other Income  The $24 million and $33 million decreases in other income for the second quarter and first six months of 2009, respectively, compared to the 2008 periods reflect the real estate gains discussed above, a decline in income from AFG's warranty business and lower fee income in certain other businesses.

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. On deferred annuities (annuities in the accumulation phase), interest is generally credited to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), additional reserves are accrued for (i) persistency and premium bonuses and (ii) excess benefits expected to be paid for future deaths and annuitizations. The $22 million increase in annuity benefits in the second quarter of 2009 compared to the 2008 quarter reflects the impact of changes in interest rates on the fair value of the embedded derivatives related to the indexed annuity business, as well as growth in the annuity business.

Changes in investment yields, crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect these additional reserves and could result in charges (or credits) to earnings in the period the projections are modified.

Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and life business deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired ("PVFP"). The $9 million decrease in annuity and supplemental insurance expenses for the second quarter

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

of 2009 compared to the 2008 quarter reflects the impact of improved stock market performance on variable annuities and lower interest rates on the indexed annuity business. For the six month period, these items were more than offset by the impact of growth as well as overall improved profitability (particularly in the first quarter) in the annuity and supplemental insurance business.

The vast majority of the annuity and supplemental insurance group's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Interest Charges on Borrowed Money  Interest expense decreased $4 million (23%) during the second quarter and $7 million (18%) during the first six months of 2009 compared to the same periods in 2008 reflecting the retirement of fixed rate debt during the second quarter of both years using cash on hand and funds borrowed under AFG's revolving bank line.

In June 2009, AFG issued $350 million in ten-year 9-7/8% senior notes and used the proceeds to pay down its floating rate (1.1% at June 30, 2009) bank line that matures in 2011. This offering provides AFG with additional financial flexibility and liquidity, although at a higher rate of interest.

Recent Accounting Standards

New accounting standards implemented in the first half of 2009, are discussed in Note A - Accounting Policies under the following subheadings.

Accounting
Standard	Title	Note A Reference

FSP FAS 107-1	Interim Disclosures about Fair Value	Fair Value Measurments
of Financial Instruments

FSP FAS 115-2	Recognition and Presentation of	Investments
Other-Than-Temporary Impairments

FSP FAS 157-2	Effective Date of FASB Statement No. 157	Fair Value Measurements

FSP FAS 157-4	Determining Fair Value When the Volume	Fair Value Measurements
and Level of Activity for the Asset or
Liability Have Significantly Decreased
and Identifying Transactions That Are
Not Orderly

SFAS No. 160	Noncontrolling Interests in Consolidated	Basis of Presentation
Financial Statements

SFAS No. 161	Disclosures about Derivative Instruments	Derivatives
and Hedging Activities

SFAS No. 165	Subsequent Events	Basis of Presentation

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of June 30, 2009, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2008 Form 10-K.

ITEM 4

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG's internal control over financial reporting during the second fiscal quarter of 2009 that materially affected, or are reasonably likely to materially affect, AFG's internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG's business processes and procedures during the second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 1

Legal Proceedings

On January 4, 2008, the Commonwealth of Massachusetts filed suit in the Superior Court of Suffolk County against AFG subsidiaries Great American Insurance Company and Professional Risk Brokers, Inc. The suite alleged improper conduct in issuance of one quotation in 2004 for insurance coverage for a Massachusetts company. The suit sought injunctive relief, monetary amounts for restitution, disgorgement, civil penalties and the Commonwealth's costs of investigation (including attorneys' fees) in amounts unspecified in the Company. On May 14, 2009, the Massachusetts Attorney General filed an agreement to settle the litigation that required Great American Insurance Company to pay $60,000 to its insured and $116,000 to the State of Massachusetts, comply with Massachusetts statutes and retain copies of quotes for three years.

ITEM 4

Submission of Matters to a Vote of Security Holders

AFG's Annual Meeting of Shareholders was held on May 14, 2009; there were three matters voted upon: (Item 1) election of ten directors, (Item 2) ratifying Ernst & Young LLP as independent registered public accounting firm and (Item 3) proposal to approve the annual Co-CEO equity bonus plan.

The votes cast for, against, withheld and the number of abstentions and broker non-votes as to each matter voted on at the 2009 Annual Meeting is set forth below:

					Broker
Name	For	Against	Withheld	Abstain	Non-Votes

Item 1
Kenneth C. Ambrecht	104,328,822	N/A	3,906,262	N/A	N/A
Theodore H. Emmerich	105,138,967	N/A	3,096,117	N/A	N/A
James E. Evans	100,427,241	N/A	7,807,843	N/A	N/A
Terry S. Jacobs	105,827,192	N/A	2,407,892	N/A	N/A
Gregory G. Joseph	104,554,423	N/A	3,680,661	N/A	N/A
Carl H. Lindner	102,713,492	N/A	5,521,591	N/A	N/A
Carl H. Lindner III	103,334,625	N/A	4,900,458	N/A	N/A
S. Craig Lindner	103,336,202	N/A	4,898,881	N/A	N/A
William W. Verity	105,646,730	N/A	2,588,354	N/A	N/A
John I. Von Lehman	106,034,321	N/A	2,200,763	N/A	N/A

Item 2	107,158,560	1,041,927	N/A	34,595	N/A

Item 3	66,249,909	35,190,007	N/A	157,581	6,637,586

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
American Financial Group, Inc.

August 7, 2009	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)