Form 10-Q
period 2009-09-30
AMERICAN FINANCIAL GROUP INC
filed 2009-11-06
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

As of November 1, 2009, there were 116,225,330 shares of the Registrant's Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

ITEM I - FINANCIAL STATEMENTS

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)

(Dollars In Millions)
	September 30,	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$ 1,434.6	$ 1,264.0
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $16,499.8 and $15,948.1)	16,421.5	14,079.3
Trading - at fair value	323.5	280.5
Equity securities - at fair value:
Common stocks (cost - $124.4 and $118.6)	351.9	216.5
Perpetual preferred stocks (cost - $115.1 and $178.4)	105.4	137.1
Mortgage loans	304.4	308.9
Policy loans	277.2	283.6
Real estate and other investments	409.5	300.6
Total cash and investments	19,628.0	16,870.5
Recoverables from reinsurers and prepaid
reinsurance premiums	3,980.9	4,301.7
Agents' balances and premiums receivable	798.9	629.7
Deferred policy acquisition costs	1,662.8	2,343.1
Other receivables	423.4	414.8
Variable annuity assets (separate accounts)	522.6	415.9
Other assets	629.5	1,241.6
Goodwill	207.6	210.2

Total Assets	$27,853.7	$26,427.5

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$ 6,252.0	$ 6,764.2
Unearned premiums	1,837.3	1,697.9
Annuity benefits accumulated	11,154.2	10,652.7
Life, accident and health reserves	1,577.8	1,539.8
Payable to reinsurers	646.4	504.1
Long-term debt	877.1	1,029.7
Variable annuity liabilities (separate accounts)	522.6	415.9
Accounts payable, accrued expenses and other
liabilities	1,184.2	1,221.6
Total liabilities	24,051.6	23,825.9

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 116,533,990 and 115,599,169 shares outstanding	116.5	115.6
Capital surplus	1,261.3	1,235.8
Retained earnings	2,169.9	1,841.6
Accumulated other comprehensive income (loss),
net of tax	121.9	(703.0)
Total shareholders' equity	3,669.6	2,490.0

Noncontrolling interests	132.5	111.6
Total equity	3,802.1	2,601.6

Total liabilities and equity	$27,853.7	$26,427.5

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (unaudited)

(In Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Property and casualty insurance premiums	$ 621.4	$ 850.6	$1,808.8	$2,104.4
Life, accident and health premiums	111.6	109.3	330.5	325.9
Investment income	300.4	283.1	899.6	820.3
Realized gains (losses) on:
Securities (*)	8.8	(150.1)	(16.9)	(293.5)
Subsidiaries	(5.0)	-	(5.0)	-
Other income	55.5	77.0	177.5	231.8
	1,092.7	1,169.9	3,194.5	3,188.9
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	296.1	551.8	845.7	1,185.8
Commissions and other underwriting expenses	217.7	226.0	643.0	659.0
Annuity benefits	111.8	100.9	323.1	287.6
Life, accident and health benefits	86.6	81.1	268.1	253.8
Annuity and supplemental insurance
acquisition expenses	38.5	46.1	136.2	140.9
Interest charges on borrowed money	18.5	16.3	47.9	52.3
Other operating and general expenses	120.8	119.7	353.8	355.5
	890.0	1,141.9	2,617.8	2,934.9

Operating earnings before income taxes	202.7	28.0	576.7	254.0
Provision for income taxes	71.6	9.5	203.8	91.4

Net earnings, including noncontrolling interests	131.1	18.5	372.9	162.6
Less: Net (earnings) loss attributable to
noncontrolling interests	(3.9)	2.4	(14.6)	(5.4)

Net Earnings Attributable to Shareholders	$ 127.2	$ 20.9	$ 358.3	$ 157.2

Earnings Attributable to Shareholders per Common Share:
Basic	$1.10	$.18	$3.09	$1.38
Diluted	$1.09	$.18	$3.07	$1.34

Average number of Common Shares:
Basic	116.1	115.2	115.8	114.0
Diluted	117.2	116.9	116.9	117.0

Cash dividends per Common Share	$.13	$.125	$.39	$.375

(*) Consists of the following:
Realized gains (losses) before impairments	$35.3	($ 41.7)	$135.9	($ 27.6)

Losses on securities with impairment	(47.4)	(108.4)	(300.3)	(265.9)
Non-credit portion recognized in other
comprehensive income (loss)	20.9	-	147.5	-
Impairment charges recognized in earnings	(26.5)	(108.4)	(152.8)	(265.9)

Total realized gains (losses) on securities	$ 8.8	($150.1)	($ 16.9)	($293.5)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

(Dollars in Millions)

		Shareholders' Equity
				Accumulated
		Common Stock		Other		Noncon-
	Common	and Capital	Retained	Comprehensive		trolling	Total
	Shares	Surplus	Earnings	Income (Loss)	Total	Interests	Equity
Balance at December 31, 2008	115,599,169	$1,351.4	$1,841.6	($703.0)	$2,490.0	$111.6	$2,601.6

Cumulative effect of accounting change	-	-	17.5	(17.5)	-	-	-
Net earnings	-	-	358.3	-	358.3	14.6	372.9
Other comprehensive income, net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	827.3	827.3	6.6	833.9
Change in foreign currency translation	-	-	-	14.5	14.5	1.3	15.8
Change in unrealized pension and other
postretirement benefits	-	-	-	.6	.6	-	.6
Total comprehensive income					1,200.7	22.5	1,223.2

Dividends on Common Stock	-	-	(45.2)	-	(45.2)	-	(45.2)
Shares issued:
Exercise of stock options	903,133	16.2	-	-	16.2	-	16.2
Benefit plans	190,629	2.3	-	-	2.3	-	2.3
Dividend reinvestment plan	16,589.3		-	-	.3	-	.3
Stock-based compensation expense	-	8.1	-	-	8.1	-	8.1
Shares exchanged in option exercises	(175,530)	(2.1)	(2.3)	-	(4.4)	-	(4.4)
Other	-	1.6	-	-	1.6	(1.6)	-

Balance at September 30, 2009	116,533,990	$1,377.8	$2,169.9	$121.9	$3,669.6	$132.5	$3,802.1

Balance at December 31, 2007	113,499,080	$1,300.0	$1,733.5	$ 12.6	$3,046.1	$ 99.9	$3,146.0

Net earnings	-	-	157.2	-	157.2	5.4	162.6
Other comprehensive income (loss),
net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	(389.0)	(389.0)	(7.8)	(396.8)
Change in foreign currency translation	-	-	-	(10.2)	(10.2)	(1.7)	(11.9)
Change in unrealized pension and
other postretirement benefits	-	-	-	.2	.2	-	.2
Total comprehensive (loss)					(241.8)	(4.1)	(245.9)

Dividends on Common Stock	-	-	(42.7)	-	(42.7)	-	(42.7)
Shares issued:
Redemption of convertible notes	2,364,640	24.4	-	-	24.4	-	24.4
Exercise of stock options	1,234,365	24.9	-	-	24.9	-	24.9
Dividend reinvestment plan	209,297	5.5	-	-	5.5	-	5.5
Benefit plans	186,024	5.2	-	-	5.2	-	5.2
Other stock-based compensation expense	-	7.7	-	-	7.7	-	7.7
Shares acquired and retired	(1,803,000)	(20.7)	(26.7)	-	(47.4)	-	(47.4)
Shares exchanged in option exercises	(247,632)	(2.8)	(3.6)	-	(6.4)	-	(6.4)
Noncontrolling interest of
acquired subsidiary	-	-	-	-	-	18.7	18.7
Other	-	1.1	-	-	1.1	-	1.1

Balance at September 30, 2008	115,442,774	$1,345.3	$1,817.7	($386.4)	$2,776.6	$114.5	$2,891.1

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In Millions)
	Nine months ended
	September 30,
	2009	2008
Operating Activities:
Net earnings, including noncontrolling interests	$ 372.9	$ 162.6
Adjustments:
Depreciation and amortization	155.0	185.8
Annuity benefits	323.1	287.6
Realized losses on investing activities	26.0	287.2
Net (purchases) sales of trading securities	(24.7)	47.5
Deferred annuity and life policy acquisition costs	(128.6)	(143.3)
Decrease (increase) in reinsurance and other receivables	187.5	(657.0)
Decrease (increase) in other assets	85.0	(74.7)
Increase (decrease) in insurance claims and reserves	(334.8)	672.1
Increase in payable to reinsurers	142.3	165.8
Decrease in other liabilities	(43.8)	(71.3)
Other, net	1.2	2.9
Net cash provided by operating activities	761.1	865.2

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(3,245.5)	(4,998.5)
Equity securities	(19.7)	(138.5)
Subsidiaries	(5.0)	(112.2)
Real estate, property and equipment	(49.0)	(35.9)
Maturities and redemptions of fixed maturity investments	1,387.8	1,534.6
Sales of:
Fixed maturity investments	1,504.2	2,670.3
Equity securities	41.1	334.6
Real estate, property and equipment	1.2	8.5
Decrease in securities lending collateral	48.1	43.7
Cash and cash equivalents of businesses acquired	-	44.3
Increase in other investments	(68.4)	(10.8)
Net cash used in investing activities	(405.2)	(659.9)

Financing Activities:
Annuity receipts	1,092.3	1,275.9
Annuity surrenders, benefits and withdrawals	(986.2)	(1,049.9)
Net transfers from (to) variable annuity assets	(7.0)	39.6
Additional long-term borrowings	526.4	600.0
Reductions of long-term debt	(682.0)	(584.9)
Decrease in securities lending obligation	(94.6)	(43.7)
Issuances of Common Stock	12.6	20.6
Repurchases of Common Stock	-	(47.4)
Cash dividends paid on Common Stock	(44.9)	(37.2)
Other, net	(1.9)	(.6)
Net cash provided by (used in) financing activities	(185.3)	172.4

Net Increase in Cash and Cash Equivalents	170.6	377.7

Cash and cash equivalents at beginning of period	1,264.0	815.9

Cash and cash equivalents at end of period	$1,434.6	$1,193.6

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES
A.	Accounting Policies	F.	Amortizable Intangible Assets
B.	Segments of Operations	G.	Long-Term Debt
C.	Fair Value Measurements	H.	Shareholders' Equity
D.	Investments	I.	Contingencies
E.	Derivatives	J.	Condensed Consolidating Information
		K.	Subsequent Event

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

As a result of a new accounting standard adopted on January 1, 2009, noncontrolling interests in subsidiaries (formerly referred to as minority interest) is reported in the Balance Sheet as a separate component of equity and in the Statement of Earnings as a deduction from net income (instead of as an expense) in deriving net earnings attributable to AFG's shareholders.

Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2009, and prior to November 6, 2009 (the filing date of this Form 10-Q), have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements  Effective January 1, 2008, AFG adopted a new accounting standard on fair value measurements, with the exception of the application of the standard to nonrecurring fair value measurements of nonfinancial assets and liabilities that was adopted pursuant to the standard as of January 1, 2009. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standard establishes a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability ("inputs") are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG's assumptions about the assumptions market participants would use in pricing the asset or liability. In the first nine months of 2009, AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities. As of January 1, 2009, AFG adopted new accounting guidance on estimating the fair value of an asset or liability when there is no active market and on identifying transactions that are not orderly. The guidance did not change the objective of

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

fair value measurements. Adoption of these standards did not have a significant impact on AFG's financial condition or results of operations.

In the second quarter of 2009, AFG adopted new accounting guidance regarding interim disclosures about fair value of financial instruments that requires fair value disclosures in interim financial statements for financial instruments, including those that are not reflected in the balance sheet at fair value. Formerly, these disclosures were only required annually. Disclosures required by this guidance are contained in Note C - "Fair Value Measurements."

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

In April 2009, AFG adopted new accounting guidance relating to the recognition and presentation of other-than-temporary impairments. Under the guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate other than temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit-related portion of an other than temporary impairment is measured by comparing a security's amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Statement of Earnings. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. AFG adopted this guidance effective January 1, 2009, and recorded a cumulative effect adjustment of $17.5 million to reclassify the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income (loss). Additional disclosures required by this guidance are contained in Note D - "Investments."

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

On January 1, 2009, AFG adopted a new accounting standard relating to disclosures about derivative instruments and hedging activities. The standard requires enhanced disclosures about objectives and strategies for using derivatives, how they are accounted for and how the instruments affect the entity's financial statements. See Note E "Derivatives" for the related disclosures. Adoption of this standard had no impact on AFG's financial position or results of operations.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following adjustments to weighted average common shares (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock-based compensation plans	1.1	1.7	1.1	1.9
Convertible notes	-	-	-	1.1

AFG's weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: third quarter of 2009 and 2008 - 4.6 million and 3.9 million; nine months of 2009 and 2008 - 6.0 million and 4.2 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2009 and 2008 periods.

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
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 239.1	$ 457.6	$ 675.8	$ 915.9
Specialty casualty	195.2	199.1	563.7	611.3
Specialty financial	127.6	123.7	388.4	369.9
California workers' compensation	42.0	51.6	128.6	155.3
Other	17.6	18.5	52.3	51.7
Other lines	(.1)	.1	-	.3
	621.4	850.6	1,808.8	2,104.4
Investment income	102.2	98.1	312.8	296.3
Realized gains (losses)	17.1	(57.7)	41.1	(133.1)
Other	26.6	42.7	87.3	124.7
	767.3	933.7	2,250.0	2,392.3
Annuity and supplemental insurance:
Investment income	194.4	183.0	584.7	523.7
Life, accident and health premiums	111.6	109.3	330.5	325.9
Realized losses	(13.2)	(93.0)	(63.0)	(157.8)
Other	26.9	29.8	88.8	90.4
	319.7	229.1	941.0	782.2
Other	5.7	7.1	3.5	14.4
	$1,092.7	$1,169.9	$3,194.5	$3,188.9

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 46.3	$ 12.0	$ 120.7	$ 63.6
Specialty casualty	29.6	46.6	108.1	143.1
Specialty financial	29.0	(1.9)	96.4	19.8
California workers' compensation	(2.3)	10.5	(2.4)	33.7
Other	5.8	4.7	2.8	7.3
Other lines	(.8)	.9	(5.5)	(7.9)
	107.6	72.8	320.1	259.6
Investment and other operating income	80.4	83.3	253.3	252.4
Realized gains (losses)	17.1	(57.7)	41.1	(133.1)
	205.1	98.4	614.5	378.9
Annuity and supplemental insurance:
Operations	46.5	49.2	127.1	120.3
Realized losses	(13.2)	(93.0)	(63.0)	(157.8)
	33.3	(43.8)	64.1	(37.5)
Other	(35.7)	(26.6)	(101.9)	(87.4)
	$ 202.7	$ 28.0	$ 576.7	$ 254.0

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Fair Value Measurements Accounting standards for measuring fair value are based on inputs used in estimating fair value. The three levels of the hierarchy are as follows:

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

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable. The unobservable inputs may include management's own assumptions about the assumptions market participants would use based on the best information available in the circumstances. AFG's Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, observable market information.

AFG's management is responsible for the valuation process and uses data from outside sources (including nationally recognized pricing services and broker/dealers) in establishing fair value. This data is reviewed by internal investment professionals who ensure the fair value is representative of an exit price and consistent with accounting standards.

Assets and liabilities measured at fair value on September 30, 2009, are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Available for sale ("AFS")	$304	$15,461	$657	$16,422
Trading	-	322	1	323
Equity securities:
Common stocks	98	251	3	352
Perpetual preferred stocks	81	3	21	105
Variable annuity assets (separate accounts) (a)	-	523	-	523
Other investments	-	67	-	67
Total assets accounted for at fair value	$483	$16,627	$682	$17,792

Liabilities:
Derivatives embedded in annuity
benefits accumulated	$ -	$ -	$111	$ 111

(a) Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Approximately 4% of the total assets measured at fair value were Level 3 assets. Approximately 50% of these assets were MBS whose fair values were determined primarily using non-binding broker quotes; the balance was primarily private placement debt and equity securities whose fair values were determined internally using significant unobservable inputs, including the evaluation of underlying collateral and issuer creditworthiness, as well as certain Level 2 inputs such as comparable yields and multiples on similar publicly traded issues.

Changes in balances of Level 3 financial assets and liabilities during the third quarter and first nine months of 2009 and 2008 are presented below (in millions). Transfers into (out of) Level 3 are due to a change in the availability of market observable inputs for individual securities and are reflected in the table at fair value as of the date of transfer.

	Fixed Maturities		Equity	Other	Embedded
	AFS	Trading	Securities	Assets	Derivatives
Balance at June 30, 2009	$712	$ 5	$ 26	$ -	($93)
Total realized/unrealized gains (losses):
Included in net income	5	-	(2)	-	(23)
Included in other comprehensive
income (loss)	68	-	-	-	-
Purchases, sales, issuances and settlements	185	-	-	-	5
Transfers into (out of) Level 3	(313)	(4)	-	-	-
Balance at September 30, 2009	$657	$ 1	$ 24	$ -	($111)

Balance at June 30, 2008	$682	$ 10	$ 60	$ 3	($124)
Total realized/unrealized gains (losses):
Included in net income	(15)	(1)	-	-	16
Included in other comprehensive
income (loss)	(20)	-	(1)	-	-
Purchases, sales, issuances and settlements	44	-	-	-	(3)
Transfers into (out of) Level 3	(26)	(4)	-	3	-
Balance at September 30, 2008	$665	$ 5	$ 59	$ 6	($111)

Balance at December 31, 2008	$706	$ 1	$ 44	$ 5	($96)
Total realized/unrealized gains (losses):
Included in net income	12	-	(11)	-	(23)
Included in other comprehensive
income (loss)	71	-	1	-	-
Purchases, sales, issuances and settlements	144	-	(4)	-	8
Transfers into (out of) Level 3	(276)	-	(6)	(5)	-
Balance at September 30, 2009	$657	$ 1	$ 24	$ -	($111)

Balance at December 31, 2007	$527	$ 11	$ 56	$ 5	($155)
Total realized/unrealized gains (losses):
Included in net income	3	(1)	-	(1)	61
Included in other comprehensive
income (loss)	(39)	-	(1)	-	-
Purchases, sales, issuances and settlements	164	(1)	(10)	(1)	(17)
Transfers into (out of) Level 3	10	(4)	14	3	-
Balance at September 30, 2008	$665	$ 5	$ 59	$ 6	($111)

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG's financial instruments at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$ 1,435	$ 1,435	$ 1,264	$ 1,264
Fixed maturities	16,745	16,745	14,360	14,360
Equity securities	457	457	354	354
Mortgage loans	304	300	309	303
Policy loans	277	277	284	284
Variable annuity assets
(separate accounts)	523	523	416	416

Liabilities:
Annuity benefits accumulated(*)	$10,942	$10,834	$10,436	$ 9,536
Long-term debt	877	876	1,030	916
Variable annuity liabilities
(separate accounts)	523	523	416	416

(*)	Excludes life contingent annuities in the payout phase.

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

  Investments  Available for sale fixed maturities and equity securities at September 30, 2009, and December 31, 2008, consisted of the following (in millions):

	September 30, 2009				December 31, 2008
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
Direct obligations of the
United States Government	$ 286	$ 299	$ 13	$ -	$ 298	$ 323	$ 25	$ -
United States Government
agencies and authorities	208	212	4	-	239	246	7	-
States, municipalities and
political subdivisions	1,563	1,608	53	(8)	967	965	18	(20)
Foreign government	235	239	5	(1)	150	155	5	-
Residential MBS	4,355	4,051	105	(409)	4,899	4,046	34	(887)
Commercial MBS	1,257	1,230	16	(43)	1,089	876	2	(215)
All other corporate	8,596	8,783	397	(210)	8,306	7,468	64	(902)

	$16,500	$16,422	$593	($671)	$15,948	$14,079	$155	($2,024)

Common stocks	$ 124	$ 352	$228	$ -	$ 119	$ 217	$112	($ 14)

Perpetual preferred stocks	$ 115	$ 105	$ 4	($ 14)	$ 178	$ 137	$ 2	($ 43)

The non-credit related portion of other than temporary impairment charges are included in other comprehensive income (loss). Such charges taken for securities still owned at September 30, 2009 were $256 million for residential MBS and $5 million for corporate bonds.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.

	Less Than Twelve Months			Twelve Months or More
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost
September 30, 2009
Fixed maturities:
Direct obligations of the
United States Government	$ -	$ 25	99%	$ -	$ -	-%
United States Government
agencies and authorities	-	11	100%	-	-	-%
States, municipalities and
political subdivisions	(2)	107	99%	(6)	67	91%
Foreign government	-	14	100%	(1)	28	98%
Residential MBS	(59)	418	88%	(350)	1,785	84%
Commercial MBS	(1)	53	98%	(42)	605	94%
All other corporate	(12)	276	96%	(198)	1,982	91%

	($ 74)	$ 904	92%	($ 597)	$4,467	88%

Common Stocks	$ -	$ 2	93%	$ -	$ -	-%

Perpetual Preferred Stocks	($ 2)	$ 7	79%	($ 12)	$ 45	79%

December 31, 2008
Fixed maturities:
United States Government
agencies and authorities	$ -	$ 5	99%	$ -	$ 3	100%
States, municipalities and
political subdivisions	(15)	187	93%	(5)	41	89%
Foreign government	-	-	-%	-	-	-%
Residential MBS	(567)	2,262	80%	(320)	914	74%
Commercial MBS	(169)	669	80%	(46)	173	79%
All other corporate	(507)	4,387	90%	(395)	1,284	77%

	($1,258)	$7,510	86%	($ 766)	$2,415	76%

Common Stocks	($ 14)	$ 23	62%	$ -	$ -	-%

Perpetual Preferred Stocks	($ 19)	$ 61	76%	($ 24)	$ 35	59%

At September 30, 2009, the gross unrealized losses on fixed maturities of $671 million relate to approximately 1,100 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 63% of the gross unrealized loss and 81% of the fair value. MBS and corporate bonds comprised approximately 86% of the fair value of the available for sale fixed maturity portfolio at September 30, 2009, and 99% of the gross unrealized losses. Gross unrealized losses on these two groups increased significantly during 2008 as widespread deterioration in economic conditions resulted in significantly wider spreads. As a result of improving financial markets, spreads narrowed during the second and third quarters of 2009 significantly reducing the unrealized loss on these two groups. Approximately 89% of the gross unrealized losses on these two groups at September 30, 2009, included securities that were in an unrealized loss position for more than 12 months.

Gross Unrealized Losses on MBS  At September 30, 2009, gross unrealized losses on AFG's MBS represented 67% of the total gross unrealized loss on fixed maturity securities. Over 99% of AFG's commercial MBS are AAA-rated. Of the residential MBS that have been in an unrealized loss position ("impaired") for 12 months or more (478 securities), approximately 64% of the unrealized losses and 85% of the fair value relate to investment grade rated securities. AFG analyzes its MBS securities for impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For the third quarter and first nine months of 2009, AFG recorded in earnings $22 million and $73 million, respectively, in other than temporary impairment charges related to its residential MBS. For the same periods AFG recorded $37 million and $223 million, respectively, in other comprehensive income (loss) for the non-credit portion of these impairment charges.

Gross Unrealized Losses on All Other Corporates  Regarding the "all other corporate" securities that were impaired for 12 months or more at September 30, 2009 (336 securities), $89 million (45%) of the gross unrealized loss related to investments in debt securities of banks, credit and lending institutions. Investment grade rated securities represented 77% of the unrealized loss and 89% of the fair value. Approximately $26 million of the unrealized loss (16 securities) relates to securities that were more than 20% impaired, compared to $100 million (44 securities) at June 30, 2009.

An additional $34 million (17%) of the unrealized loss on "all other corporate" securities with unrealized losses for more than one year related to investments in insurance companies. Investment grade rated securities represented 78% of the unrealized loss and 91% of the fair value. Approximately $5 million of the unrealized loss (2 securities) relates to securities that were more than 20% impaired.

The remaining $75 million in unrealized losses for "all other corporate" securities that have been in a loss position for more than one year relates to 201 securities spread across a wide variety of industries and issuers. Approximately $23 million of the unrealized loss (18 securities) relates to securities that were more than 20% impaired, compared to $81 million (57 securities) at June 30, 2009. Management intends to hold these securities and has concluded that the unrealized losses were temporary and due primarily to widened credit spreads and sector-related issues.

AFG recognized in earnings approximately $6 million and $100 million in other than temporary impairment charges on "all other corporate" securities during the three and nine months ended September 30, 2009, respectively. Management concluded that no additional charges for other than temporary impairment were required based on many factors, including AFG's ability and intent to hold the investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of historical and projected company-specific financial data, the outlook for industry sectors, and credit ratings.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables progress the credit portion of other than temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income (loss) (in millions).

Balance at June 30, 2009	$67.1
Additional credit impairments on:
Previously impaired securities	4.2
Securities without prior impairments	8.3
Reductions - disposals	(3.9)

Balance at September 30, 2009	$75.7

Balance at January 1, 2009	$13.7
Additional credit impairments on:
Previously impaired securities	14.1
Securities without prior impairments	59.1
Reductions - disposals	(11.2)

Balance at September 30, 2009	$75.7

The table below sets forth the scheduled maturities of available for sale fixed maturities as of September 30, 2009 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately five years at September 30, 2009.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$ 498	$ 505	3%
After one year through five years	4,661	4,758	29
After five years through ten years	4,892	5,022	31
After ten years	837	856	5
	10,888	11,141	68
MBS	5,612	5,281	32
Total	$16,500	$16,422	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

Investments in fixed maturity securities of banks and credit institutions represent approximately 10% of AFG's available for sale fixed maturities. There were no investments in individual issuers (other than U.S. Treasury Notes) that exceeded 10% of Shareholders' Equity at September 30, 2009 or December 31, 2008. AFG subsidiaries held collateral for securities on loan of approximately $1 million at September 30, 2009 and approximately $85 million at December 31, 2008. Fair value of securities loaned (plus accrued interest) was approximately $94 million at December 31, 2008.

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

		Deferred Tax and
		Amounts Attributable
		to Noncontrolling
	Pre-tax	Interests	Net
September 30, 2009
Unrealized gain (loss) on:
Fixed maturity securities	($ 78.3)	$ 26.6	($ 51.7)
Equity securities	217.8	(77.0)	140.8
Deferred policy acquisition costs	60.8	(21.3)	39.5
Annuity benefits and other
liabilities	(2.2)	.8	(1.4)
	$ 198.1	($ 70.9)	$ 127.2

December 31, 2008
Unrealized gain (loss) on:
Fixed maturity securities	($1,868.8)	$655.1	($1,213.7)
Equity securities	56.6	(19.0)	37.6
Securities lending collateral	(10.0)	6.6	(3.4)
Deferred policy acquisition costs	790.2	(276.6)	513.6
Annuity benefits and other
liabilities	(25.7)	9.0	(16.7)
	($1,057.7)	$375.1	($ 682.6)

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows for the quarter and nine month periods ended September 30, 2009 and 2008(in millions):

					Noncon-
	Fixed	Equity		Tax	trolling
	Maturities	Securities	Other(*)	Effects	Interests	Total
Quarter ended September 30, 2009
Realized before impairments	$ 37.2	$ 2.0	($ 3.8)	($ 11.3)	($1.4)	$ 22.7
Realized - impairments	(28.9)	(7.3)	9.7	9.4	.4	(16.7)
Change in Unrealized	1,038.9	98.0	(405.4)	(256.2)	(4.3)	471.0

Quarter ended September 30, 2008
Realized before impairments	($ 51.7)	($ 2.4)	$ 11.6	$ 14.8	$1.8	($ 25.9)
Realized - impairments	(47.8)	(69.8)	10.0	36.4	3.0	(68.2)
Change in Unrealized	(713.0)	28.0	516.6	57.8	3.5	(107.1)

Nine months ended September 30, 2009
Realized before impairments	$ 168.0	($ 11.7)	($ 20.4)	($ 46.2)	($2.4)	$ 87.3
Realized - impairments	(182.3)	(26.5)	56.0	53.7	.8	(98.3)
Change in Unrealized	1,833.7	161.2	(712.2)	(448.8)	(6.6)	827.3

Nine months ended September 30, 2008
Realized before impairments	$ 7.8	($ 45.8)	$ 9.6	$ 10.0	$1.8	($ 16.6)
Realized - impairments	(108.9)	(179.1)	22.9	91.5	3.0	(170.6)
Change in Unrealized	(1,137.2)	17.3	513.9	209.2	7.8	(389.0)

(*)	Primarily adjustments to deferred policy acquisition costs related to annuities.

Realized gains includes net gains of $31.6 million and $128.9 million in the third quarter and first nine months of 2009, respectively, from the mark-to-market of derivative MBS, primarily interest-only securities with interest rates

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

that float inversely with short-term rates. In the 2008 periods, realized gains included $10 million in the third quarter and $58.6 million for the first nine months from the mark-to-market of these securities. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Nine months ended
	September 30,
	2009	2008
Fixed maturities:
Gross gains	$67.9	$32.9
Gross losses	(24.3)	(81.1)

Equity securities:
Gross gains	5.9	53.4
Gross losses	(20.7)	(98.9)

  Derivatives As discussed under "Derivatives" in Note A, AFG uses derivatives in certain areas of its operations. AFG's derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.

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

  AFG's indexed annuities, which represented 24% of annuity benefits accumulated at September 30, 2009, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG's strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives.

  As discussed under "Reinsurance" in Note A, certain reinsurance contracts in AFG's annuity and supplemental insurance business are considered to contain embedded derivatives.

  The following derivatives are included in AFG's Balance Sheet at September 30, 2009 (in millions):

		Fair Value
Derivative	Balance Sheet Line	Asset	Liability
Derivative MBS	Fixed maturities	$247	$ -
Indexed annuities
(embedded derivative)	Annuity benefits accumulated	-	111
Equity index call options	Other investments	58	-
Reinsurance contracts
(embedded derivative)	Other liabilities	-	4
		$305	$115

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the third quarter and first nine months of 2009 (in millions):

	Statement of	Third	Nine
Derivative	Earnings Line	Quarter	Months
Derivative MBS	Realized gains	$32	$129
Indexed annuities
(embedded derivative)	Annuity benefits	(11)	(23)
Equity index call options	Annuity benefits	19	17
Reinsurance contracts
(embedded derivative)	Investment income	(14)	(24)
		$26	$99

  Amortizable Intangible Assets  Included in deferred policy acquisition costs in AFG's Balance Sheet are $206.6 million and $247.0 million at September 30, 2009, and December 31, 2008, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFG's annuity and supplemental insurance business. The PVFP amounts include adjustments related to unrealized gains and losses on securities and are net of $140.5 million and $118.5 million of accumulated amortization. Amortization of the PVFP was $6.5 million in the third quarter and $22.0 million during the first nine months of 2009 and $6.5 million in the third quarter and $22.8 million during the first nine months of 2008, respectively.

  Included in other assets in AFG's Balance Sheet is $62.6 million at September 30, 2009 and $76.4 million at December 31, 2008, in amortizable intangible assets related to property and casualty insurance acquisitions, primarily the 2008 acquisitions of Marketform and Strategic Comp. These amounts are net of accumulated amortization of $19.8 million and $38.0 million, respectively. Amortization of these intangibles was $6.6 million in the third quarter and $19.1 million during the first nine months of 2009 compared to $6.1 million in the third quarter and $18.2 million during the first nine months of 2008.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Long-Term Debt  The carrying value of long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2009	2008
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350.0	$ -
7-1/8% Senior Debentures due February 2034	115.0	115.0
7-1/8% Senior Debentures due April 2009	-	136.1
Borrowings under bank credit facility	45.0	465.0
Other	2.9	2.9
	512.9	719.0
Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112.5	112.5
7-1/4% Senior Debentures due January 2034	86.3	86.3
Notes payable secured by real estate
due 2009 through 2016	66.1	66.9
Secured borrowings ($18.9 guaranteed by AFG)	54.4	-
National Interstate bank credit facility	15.0	15.0
American Premier Underwriters 10-7/8% Subordinated
Notes due May 2011	7.9	7.9
Other	2.0	2.1
	344.2	290.7
Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures
due May 2033	20.0	20.0

	$877.1	$1,029.7

Scheduled principal payments on debt for the balance of 2009 and the subsequent five years were as follows: 2009 - $3.1 million; 2010 - $12.3 million; 2011 - $65.1 million; 2012 - $27.5 million; 2013 - $19.9 million; and 2014 - $1.6 million.

As shown below (in millions), the majority of AFG's long-term debt is unsecured obligations of the holding company and its subsidiaries:

	September 30,	December 31,
	2009	2008
Unsecured obligations	$756.6	$ 962.8
Obligations secured by real estate	66.1	66.9
Other secured borrowings	54.4	-
	$877.1	$1,029.7

AFG can borrow up to $500 million under its revolving credit facility, which expires in March 2011. Amounts borrowed bear interest at rates ranging from .5% to 1.25% (currently .75%) over LIBOR based on AFG's credit rating. At September 30, 2009, AFG had $45 million in borrowings outstanding under the credit facility (interest rate of 1.0% at September 30, 2009).

In April 2009, AFG paid $136.1 million to redeem its outstanding 7-1/8% Senior Notes at maturity. In June 2009, AFG issued $350 million of 9-7/8% Senior Notes due 2019 and used the proceeds to repay borrowings under the credit facility. As a result of this issuance, AFG terminated its 364 day credit facility under which it could borrow up to $120 million.

In the first nine months of 2009, AFG subsidiaries borrowed a total of $59.2 million at interest rates ranging from 3.8% to 4.25% over LIBOR (weighted average interest rate of 4.36% at September 30, 2009). The loans require principal payments over the next four years.

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

	Pretax	Foreign				Accumulated
	Net Unrealized	Currency			Noncon-	Other
	Gains (Losses)	Translation		Tax	trolling	Comprehensive
	on Securities	Adjustment	Other (a)	Effects	Interests	Income (Loss)
Balance at December 31, 2008	($1,057.7)	($18.7)	($10.7)	$373.8	$ 10.3	($703.0)
Cumulative effect of accounting change	(26.9)	-	-	9.4	-	(17.5)
Unrealized holding gains on securities
arising during the period	1,265.8	-	-	(441.3)	(8.2)	816.3
Realized losses included in net earnings	16.9	-	-	(7.5)	1.6	11.0
Foreign currency translation gains	-	15.8	-	-	(1.3)	14.5
Other	-	-	.8	(.2)	-	.6

Balance at September 30, 2009	$ 198.1 (b)	($ 2.9)	($ 9.9)	($ 65.8)	$ 2.4	$121.9 (b)

Balance at December 31, 2007	($ 30.9)	$27.9	$ 4.8	$ 8.3	$ 2.5	$ 12.6
Unrealized holding losses on securities
arising during the period	(899.5)	-	-	310.7	12.6	(576.2)
Realized losses included in net earnings	293.5	-	-	(101.5)	(4.8)	187.2
Foreign currency translation losses	-	(11.9)	-	-	1.7	(10.2)
Other	-	-	.2	-	-	.2

Balance at September 30, 2008	($ 636.9)	$16.0	$ 5.0	$217.5	$12.0	($386.4)

(a) Net unrealized pension and other postretirement plan benefits.
(b) Includes $89.5 million in net pretax unrealized losses ($58.2 million net of tax) related to securities for which only the credit portion of an other than temporary impairment has been recorded in earnings.

  Stock Incentive Plans  Under AFG's Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2009, AFG issued 79,801 shares of restricted Common Stock and granted stock options for 1.2 million shares of Common Stock (at an average exercise price of $19.10) under the Stock Incentive Plan.

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

  Total compensation expense related to stock incentive plans of AFG and its subsidiaries was as follows: third quarter of 2009 and 2008 - $3.2 million and $3.3 million, respectively; nine months of 2009 and 2008 - $9.9 million and $11.8 million, respectively. Stock-based compensation expense for the first nine months of 2008 includes $2.0 million in first quarter non-deductible stock awards.

  Contingencies  There have been no significant changes to the matters discussed and referred to in Note L - "Contingencies" of AFG's 2008 Annual Report on Form 10-K covering property and casualty insurance reserves for claims related to

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  environmental exposures, asbestos and other mass tort claims as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

  Condensed Consolidating Information  AFG has guaranteed all of the outstanding debt of Great American Financial Resources, Inc. ("GAFRI") and GAFRI's wholly-owned subsidiary, AAG Holding Company, Inc. In addition, GAFRI guarantees AAG Holding's public debt. The AFG and GAFRI guarantees are full and unconditional and joint and several. Condensed consolidating financial statements for AFG are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

			AAG	All Other	Consol.
September 30, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Assets:
Cash and investments	$ 69.1	$ 20.8	$ .4	$19,539.3	($ 1.6)	$19,628.0
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,980.9	-	3,980.9
Agents' balances and premiums receivable	-	-	-	798.9	-	798.9
Deferred policy acquisition costs	-	-	-	1,662.8	-	1,662.8
Other assets	15.6	5.8	6.2	1,635.5	120.0	1,783.1
Investment in subsidiaries and
affiliates	4,273.2	1,429.8	1,514.4	695.8	(7,913.2)	-
Total assets	$4,357.9	$1,456.4	$1,521.0	$28,313.2	($7,794.8)	$27,853.7

Liabilities and Equity:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 8,089.3	$ -	$ 8,089.3
Annuity, life, accident and health
benefits and reserves	-	-	-	12,733.6	(1.6)	12,732.0
Long-term debt	512.9	.6	219.4	144.7	(.5)	877.1
Other liabilities	175.4	20.1	110.4	2,212.9	(165.6)	2,353.2
	688.3	20.7	329.8	23,180.5	(167.7)	24,051.6
Total shareholders' equity	3,669.6	1,435.7	1,191.2	5,000.2	(7,627.1)	3,669.6
Noncontrolling interests	-	-	-	132.5	-	132.5
Total liabilities and equity	$4,357.9	$1,456.4	$1,521.0	$28,313.2	($7,794.8)	$27,853.7

December 31, 2008

Assets:
Cash and investments	$ 188.5	$ 20.4	$ -	$16,663.7	($ 2.1)	$16,870.5
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	4,301.7	-	4,301.7
Agents' balances and premiums receivable	-	-	-	629.7	-	629.7
Deferred policy acquisition costs	-	-	-	2,343.1	-	2,343.1
Other assets	11.6	6.0	6.1	2,084.3	174.5	2,282.5
Investment in subsidiaries and
affiliates	3,131.6	812.8	900.4	711.8	(5,556.6)	-
Total assets	$3,331.7	$ 839.2	$ 906.5	$26,734.3	($5,384.2)	$26,427.5

Liabilities and Equity:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 8,462.1	$ -	$ 8,462.1
Annuity, life, accident and health
benefits and reserves	-	-	-	12,194.2	(1.7)	12,192.5
Long-term debt	719.0	.7	219.4	91.0	(.4)	1,029.7
Other liabilities	122.7	21.8	110.8	1,945.7	(59.4)	2,141.6
	841.7	22.5	330.2	22,693.0	(61.5)	23,825.9
Total shareholders' equity	2,490.0	816.7	576.3	3,929.7	(5,322.7)	2,490.0
Noncontrolling interests	-	-	-	111.6	-	111.6
Total liabilities and equity	$3,331.7	$ 839.2	$ 906.5	$26,734.3	($5,384.2)	$26,427.5

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 621.4	$ -	$ 621.4
Life, accident and health premiums	-	-	-	111.6	-	111.6
Realized gains (losses)	.1	(6.2)	-	9.8	.1	3.8
Investment and other income	3.6	8.1	-	350.0	(5.8)	355.9
Equity in earnings of subsidiaries	225.7	30.8	41.1	-	(297.6)	-
	229.4	32.7	41.1	1,092.8	(303.3)	1,092.7

Costs and Expenses:
Insurance benefits and expenses	-	-	-	750.7	-	750.7
Interest charges on borrowed money	14.4	-	6.4	3.2	(5.5)	18.5
Other expenses	16.2	4.2	1.6	99.1	(.3)	120.8
	30.6	4.2	8.0	853.0	(5.8)	890.0

Operating earnings before income taxes	198.8	28.5	33.1	239.8	(297.5)	202.7
Provision (credit) for income taxes	71.6	8.3	9.9	79.9	(98.1)	71.6

Net earnings, including noncontrolling
interests	127.2	20.2	23.2	159.9	(199.4)	131.1
Less: Net earnings attributable to
noncontrolling interests	-	-	-	(3.9)	-	(3.9)

Net Earnings Attributable to
Shareholders	$127.2	$ 20.2	$ 23.2	$ 156.0	($199.4)	$ 127.2

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 850.6	$ -	$ 850.6
Life, accident and health premiums	-	-	-	109.3	-	109.3
Realized gains (losses)	.7	-	-	(153.4)	2.6	(150.1)
Investment and other income	1.6	2.4	-	361.5	(5.4)	360.1
Equity in earnings of subsidiaries	50.3	(47.6)	(43.0)	-	40.3	-
	52.6	(45.2)	(43.0)	1,168.0	37.5	1,169.9

Costs and Expenses:
Insurance benefits and expenses	-	-	-	1,005.9	-	1,005.9
Interest charges on borrowed money	12.5	-	6.5	3.2	(5.9)	16.3
Other expenses	9.7	3.7	1.9	104.3	.1	119.7
	22.2	3.7	8.4	1,113.4	(5.8)	1,141.9

Operating earnings before income taxes	30.4	(48.9)	(51.4)	54.6	43.3	28.0
Provision (credit) for income taxes	9.5	(18.7)	(14.7)	23.7	9.7	9.5

Net earnings, including
noncontrolling interests	20.9	(30.2)	(36.7)	30.9	33.6	18.5
Less: Net loss attributable to
noncontrolling interests	-	-	-	2.4	-	2.4

Net Earnings (Loss) Attributable to
Shareholders	$ 20.9	($30.2)	($36.7)	$ 33.3	$ 33.6	$ 20.9

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

(In millions)

FOR THE NINE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$1,808.8	$ -	$1,808.8
Life, accident and health premiums	-	-	-	330.5	-	330.5
Realized gains (losses)	.1	(6.2)	-	(16.3)	.5	(21.9)
Investment and other income	2.1	7.6	-	1,084.5	(17.1)	1,077.1
Equity in earnings of subsidiaries	629.3	60.6	94.4	-	(784.3)	-
	631.5	62.0	94.4	3,207.5	(800.9)	3,194.5

Costs and Expenses:
Insurance benefits and expenses	-	-	-	2,216.1	-	2,216.1
Interest charges on borrowed money	35.4	.1	19.2	10.2	(17.0)	47.9
Other expenses	34.0	12.5	4.0	304.1	(.8)	353.8
	69.4	12.6	23.2	2,530.4	(17.8)	2,617.8

Operating earnings before income taxes	562.1	49.4	71.2	677.1	(783.1)	576.7
Provision (credit) for income taxes	203.8	14.1	21.1	233.0	(268.2)	203.8

Net earnings, including noncontrolling
interests	358.3	35.3	50.1	444.1	(514.9)	372.9
Less: Net earnings attributable to
noncontrolling interests	-	-	-	(14.6)	-	(14.6)

Net Earnings Attributable to
Shareholders	$358.3	$35.3	$50.1	$429.5	($514.9)	$ 358.3

FOR THE NINE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$2,104.4	$ -	$2,104.4
Life, accident and health premiums	-	-	-	325.9	-	325.9
Realized gains (losses)	(2.5)	-	-	(293.5)	2.5	(293.5)
Investment and other income	(.3)	9.2	-	1,068.8	(25.6)	1,052.1
Equity in earnings (loss) of subsidiaries	322.0	(51.2)	(32.7)	-	(238.1)	-
	319.2	(42.0)	(32.7)	3,205.6	(261.2)	3,188.9

Costs and Expenses:
Insurance benefits and expenses	-	-	-	2,527.1	-	2,527.1
Interest charges on borrowed money	45.3	.1	22.3	11.1	(26.5)	52.3
Other expenses	25.3	14.1	4.5	312.4	(.8)	355.5
	70.6	14.2	26.8	2,850.6	(27.3)	2,934.9

Operating earnings (loss) before income taxes	248.6	(56.2)	(59.5)	355.0	(233.9)	254.0
Provision (credit) for income taxes	91.4	(20.8)	(17.8)	131.0	(92.4)	91.4

Net earnings (loss), including
noncontrolling interests	157.2	(35.4)	(41.7)	224.0	(141.5)	162.6
Less: Net earnings attributable to
noncontrolling interests	-	-	-	(5.4)	-	(5.4)

Net Earnings (Loss) Attributable to
Shareholders	$157.2	($35.4)	($41.7)	$ 218.6	($141.5)	$ 157.2

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings, including
noncontrolling interests	$358.3	$ 35.3	$ 50.1	$ 444.1	($514.9)	$ 372.9
Adjustments:
Equity in net earnings
of subsidiaries	(406.7)	(43.2)	(65.7)	-	515.6	-
Dividends from subsidiaries	284.5	2.8	-	-	(287.3)	-
Other adjustments, net	14.8	2.2	(3.5)	375.4	(.7)	388.2
Net cash provided by (used in)
operating activities	250.9	(2.9)	(19.1)	819.5	(287.3)	761.1

Investing Activities:
Purchase of investments, property and
equipment	(8.7)	-	-	(3,305.5)	-	(3,314.2)
Purchase of subsidiaries	-	-	-	(5.0)	-	(5.0)
Capital contributions to subsidiaries	(129.6)	(118.5)	(98.0)	-	346.1	-
Maturities and redemptions of fixed
maturity investments	.3	-	-	1,387.5	-	1,387.8
Sale of investments, property and
equipment	8.2	.7	-	1,537.6	-	1,546.5
Other, net	-	.7	-	(21.0)	-	(20.3)
Net cash provided by (used in)
investing activities	(129.8)	(117.1)	(98.0)	(406.4)	346.1	(405.2)

Financing Activities:
Annuity receipts	-	-	-	1,092.3	-	1,092.3
Annuity surrenders, benefits and
withdrawals	-	-	-	(986.2)	-	(986.2)
Net transfers to variable annuity assets	-	-	-	(7.0)	-	(7.0)
Additional long-term borrowings	467.2	-	-	59.2	-	526.4
Reductions of long-term debt	(676.3)	(.1)	-	(5.6)	-	(682.0)
Issuances of Common Stock	11.9	-	-	.7	-	12.6
Capital contribution from parent	-	128.0	117.5	100.6	(346.1)	-
Cash dividends paid	(44.9)	-	-	(287.3)	287.3	(44.9)
Other, net	-	-	-	(96.5)	-	(96.5)
Net cash provided by (used in)
financing activities	(242.1)	127.9	117.5	(129.8)	(58.8)	(185.3)

Net increase (decrease) in cash and cash
equivalents	(121.0)	7.9	.4	283.3	-	170.6
Cash and cash equivalents at beginning
of period	160.2	1.7	-	1,102.1	-	1,264.0

Cash and cash equivalents at end of period	$ 39.2	$ 9.6	$ .4	$1,385.4	$ -	$1,434.6

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE NINE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings (loss), including
noncontrolling interests	$157.2	($ 35.4)	($ 41.7)	$ 224.0	($141.5)	$ 162.6
Adjustments:
Equity in net (earnings) loss of
subsidiaries	(204.7)	28.8	24.1	-	151.8	-
Dividends from subsidiaries	263.0	.3	72.5	-	(335.8)	-
Other adjustments, net	7.8	(11.2)	3.0	713.3	(10.3)	702.6
Net cash provided by (used in)
operating activities	223.3	(17.5)	57.9	937.3	(335.8)	865.2

Investing Activities:
Purchase of investments, property and
equipment	(4.5)	(43.8)	-	(5,124.6)	-	(5,172.9)
Purchase of subsidiaries	-	-	-	(112.2)	-	(112.2)
Capital contribution to subsidiaries	(210.2)	(111.6)	(100.0)	-	421.8	-
Maturities and redemptions of fixed
maturity investments	.1	5.8	-	1,548.7	(20.0)	1,534.6
Sale of investments, property and
equipment	4.7	37.9	-	2,970.8	-	3,013.4
Other, net	(2.5)	(1.5)	-	81.2	-	77.2
Net cash provided by (used in)
investing activities	(212.4)	(113.2)	(100.0)	(636.1)	401.8	(659.9)

Financing Activities:
Annuity receipts	-	-	-	1,275.9	-	1,275.9
Annuity surrenders, benefits and
withdrawals	-	-	-	(1,049.9)	-	(1,049.9)
Net transfers from variable annuity assets	-	-	-	39.6	-	39.6
Additional long-term borrowings	585.0	-	-	15.0	-	600.0
Reductions of long-term debt	(519.9)	(.1)	(69.5)	(15.4)	20.0	(584.9)
Issuances of Common Stock	19.5	-	-	1.1	-	20.6
Capital contribution from parent	-	135.0	111.6	175.2	(421.8)	-
Repurchases of Common Stock	(47.4)	-	-	-	-	(47.4)
Cash dividends paid	(37.2)	-	-	(335.8)	335.8	(37.2)
Other, net	-	-	-	(44.3)	-	(44.3)
Net cash provided by (used in)
financing activities	-	134.9	42.1	61.4	(66.0)	172.4

Net increase (decrease) in cash and
cash equivalents	10.9	4.2	-	362.6	-	377.7
Cash and cash equivalents at beginning
of period	15.6	2.6	-	797.7	-	815.9

Cash and cash equivalents at end of period	$ 26.5	$ 6.8	$ -	$1,160.3	$ -	$1,193.6

  Subsequent Event  In October 2009, AFG recorded an after-tax gain of approximately $50 million on the sale (through an initial public offering) of a portion of its investment in Verisk Analytics, Inc. AFG continues to own approximately 6.7 million shares (cost basis of approximately $24 million) of Verisk Class B common shares that are convertible into Class A shares on a share-for-share basis after the expiration of certain holding periods.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	29	Uncertainties	37
Overview	30	Results of Operations	37
Critical Accounting Policies	30	General	37
Liquidity and Capital Resources	31	Income Items	37
Sources of Funds	31	Expense Items	43
Investments	32	Recent Accounting Standards	44

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

Actual results and/or financial condition could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including but not limited to:
    changes in financial, political and economic conditions, including changes in interest rates and extended economic recessions or expansions;
    performance of securities markets;
    our ability to estimate accurately the likelihood, magnitude and timing of any losses in connection with investments in the non-agency residential mortgage market;
    new legislation or declines in credit quality or credit ratings that could have a material impact on the valuation of securities in our investment portfolio;
    the availability of capital;
    regulatory actions (including changes in statutory accounting rules);
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
    the unpredictability of possible future litigation;
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

Net earnings attributable to AFG's shareholders for the third quarter and first nine months of 2009 were $127 million ($1.09 per share, diluted) and $358 million ($3.07 per share, diluted), respectively, compared to $21 million ($.18 per share, diluted) and $157 million ($1.34 per share, diluted) reported in the same periods of 2008. The improved results reflect lower realized losses on investments (including other than temporary impairments), higher investment income and improved underwriting results in the property and casualty insurance operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	September 30,	December 31,
	2009	2008	2007
Long-term debt	$ 877	$1,030	$ 937
Total capital (*)	4,693	4,351	4,108
Ratio of debt to total capital:
Including debt secured by real estate	18.7%	23.7%	22.8%
Excluding debt secured by real estate	17.5%	22.5%	21.5%

(*) Includes long-term debt, noncontrolling interests and
shareholders' equity (excluding unrealized gains (losses)
related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.52 for the nine months ended September 30, 2009 and 1.63 for the entire year of 2008. Excluding annuity benefits, this ratio was 10.89 and 4.75, respectively. Although the ratio excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

AFG can borrow up to $500 million under its revolving credit facility, which expires in 2011. AFG had $45 million in borrowings outstanding under this agreement at September 30, 2009, bearing interest at a rate of 1.0%.

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

Great American Life Insurance Company ("GALIC"), a wholly-owned annuity and supplemental insurance subsidiary, became a member of the Federal Home Loan Bank

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

of Cincinnati ("FHLB") in the third quarter of 2009. The FHLB makes loans and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds borrowed. GALIC's $14.5 million investment in FHLB capital stock at September 30, 2009, is included in investment in equity securities. Membership in the FHLB will provide the annuity and supplemental insurance operations with a substantial additional source of liquidity.

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

Investments  AFG's investment portfolio at September 30, 2009, contained $16.4 billion in "Fixed maturities" classified as available for sale and $457 million in "Equity securities," all carried at fair value with unrealized gains and losses included in a separate component of shareholders' equity on an after-tax basis.

Fair values for AFG's portfolio are determined by AFG's internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities ("MBS"), which comprise approximately one-third of AFG's fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the other two-thirds, approximately [95%] are priced using a pricing service and the balance is priced internally or by using non-binding broker quotes. When prices obtained for the same security vary, AFG's investment professionals select the price they believe is most indicative of an exit price.

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

Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG's internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), changes in interest rates, general economic conditions and the credit quality of the specific issuers. Prices obtained from a broker or pricing service are adjusted only in cases where they are deemed not to be representative of an appropriate exit price (fewer than 1% of the securities).

Increasing turmoil in the global financial markets caused credit spreads (the difference in rates between U.S. government bonds and other fixed maturities) to widen significantly during 2008. These wider spreads, as well as a lack of liquidity and the collapse of several financial institutions, were the primary cause of AFG's pretax net unrealized loss on fixed maturities rising from $47 million at December 31, 2007, to $2.0 billion at March 31, 2009. The impact of improving market conditions on the fair value of AFG's portfolio subsequent to March 31, 2009, reduced the pretax net unrealized loss to $78 million at September 30, 2009.

In general, the fair value of AFG's fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG's fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2009 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$16,745
Pretax impact on fair value of 100 bps
increase in interest rates	$ 754
Pretax impact as % of total fixed maturity portfolio	4.5%

Approximately 92% of the fixed maturities held by AFG at September 30, 2009, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFG's $5.4 billion investment in MBS represented approximately one-third of its fixed maturities at September 30, 2009. MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for AFG's MBS (including those classified as trading) at September 30, 2009, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The Alt-A securities, the majority of which are backed by fixed-rate mortgages, have an average life of approximately five years. The subprime securities have an average life of approximately four years; substantially all are collateralized by fixed-rate mortgages.

					% Rated
	Amortized		Fair Value as	Unrealized	Investment
Collateral type	Cost	Fair Value	% of Cost	Gain (Loss)	Grade
Residential:
Agency-backed	$ 725	$ 754	104%	$ 29	100%
Non-agency prime	2,269	2,147	95	(122)	90
Alt-A	993	862	87	(131)	64
Subprime	391	314	80	(77)	69
Other	31	28	90	(3)	48
Commercial	1,292	1,265	98	(27)	100
	$5,701	$5,370	94%	($331)	88%

Issuers will sometimes purchase monoline insurance to "wrap" or enhance the credit of a security issuance in order to benefit from better market execution. At September 30, 2009, AFG owned approximately $1.0 billion of fixed maturity securities wrapped by monoline insurers. Since many of these issuers have ratings equal or superior to the insurer, credit was enhanced in only $355 million of the securities insured. FSA International provided 57% of the credit enhancement and National Public Finance Guarantee Corporation provided 34%. AFG's direct investment in monoline credit insurers was approximately $13 million at September 30, 2009. None of the insured subprime securities carries an explicit underlying rating. Management does not believe the risk of loss on the securities without underlying credit ratings is material to AFG's financial condition.

The table below summarizes (in millions) AFG's investments where credit was enhanced by monoline insurers at September 30, 2009.

	Weighted Average Rating
	With		Fair	Unrealized
	Insurance	Underlying	Value	Gain/(Loss)
Insured Securities
With underlying ratings	AA	A+	$300	$51
Without underlying ratings	AA-	Not Rated	55	(1)
Total	AA		$355	$50

The weighted average credit rating was calculated by assigning numerical values to the ratings categories and weighting the result by securities' fair value.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at September 30, 2009, is shown in the following table (dollars in millions). Approximately $483 million of available for sale "Fixed maturities" and $67 million of "Equity securities" had no unrealized gains or losses at September 30, 2009.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$10,568	$5,371
Amortized cost of securities	$ 9,975	$6,042
Gross unrealized gain (loss)	$ 593	($ 671)
Fair value as % of amortized cost	106%	89%
Number of security positions	2,318	1,136
Number individually exceeding
$2 million gain or loss	26	71
Concentration of gains (losses) by type or
industry (exceeding 5% of unrealized):
Mortgage-backed securities	$ 121	($ 452)
Banks, savings and credit institutions	40	(93)
Insurance companies	21	(34)
States and municipalities	53	(8)
Gas and electric services	96	(7)
Percentage rated investment grade	97%	81%

Equity Securities
Fair value of securities	$ 336	$ 54
Cost of securities	$ 104	$ 68
Gross unrealized gain (loss)	$ 232(*)	($ 14)
Fair value as % of cost	322%	80%
Number of security positions	59	29
Number individually exceeding
$2 million gain or loss	5	1

(*) Includes $203 million on AFG's investment in Verisk Analytics, Inc.
See Note K - "Subsequent Event."

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at September 30, 2009, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	4%	1%
After one year through five years	34	21
After five years through ten years	37	20
After ten years	5	5
	80	47
Mortgage-backed securities (average
life of approximately five years)	20	53
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at September 30, 2009

Securities with unrealized gains:
Exceeding $500,000 (332 issues)	$ 3,817	$ 341	110%
$500,000 or less (1,986 issues)	6,751	252	104
	$10,568	$ 593	106%

Securities with unrealized losses:
Exceeding $500,000 (401 issues)	$ 2,847	($ 557)	84%
$500,000 or less (735 issues)	2,524	(114)	96
	$ 5,371	($ 671)	89%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Loss	Basis
Securities with Unrealized
Losses at September 30, 2009

Investment grade fixed maturities with losses for:
Less than one year (169 issues)	$ 692	($ 30)	96%
One year or longer (579 issues)	3,682	(392)	91
	$4,374	($422)	91%

Non-investment grade fixed maturities with losses for:
Less than one year (93 issues)	$ 212	($ 44)	83%
One year or longer (295 issues)	785	(205)	79
	$ 997	($249)	80%

Common equity securities with losses for:
Less than one year (8 issues)	$ 2	$ -	93%
One year or longer (none)	-	-	-
	$ 2	$ -	93%

Perpetual preferred equity securities with losses for:
Less than one year (3 issues)	$ 7	($ 2)	79%
One year or longer (18 issues)	45	(12)	79
	$ 52	($ 14)	79%

When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. See Note D to the financial statements.

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

Asbestos and Environmental Reserve Study During the second quarter of 2009, AFG completed the previously announced comprehensive study of its asbestos and environmental ("A&E") exposures relating to the run-off operations of its property and casualty group and exposures related to former railroad and manufacturing operations and sites. The study resulted in minor adjustments to A&E reserves.

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

AFG reported operating earnings before income taxes of $203 million for the third quarter of 2009 compared to $28 million for the 2008 third quarter. Results for the third quarter of 2009 include (i) $9 million in realized gains on securities, compared to realized losses of $150 million in the third quarter of 2008, (ii) a $36 million improvement in Specialty property and casualty underwriting results, and (iii) a $17 million increase in investment income.

Nine month pretax operating earnings increased $323 million in 2009 compared to 2008 reflecting (i) a $277 million decrease in realized losses on securities, (ii) an increase of $79 million in investment income, and (iii) a $58 million improvement in Specialty property and casualty underwriting results.

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

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross Written Premiums (GAAP)
Property and transportation	$ 864	$1,079	$1,541	$1,822
Specialty casualty	311	323	935	983
Specialty financial	137	158	409	448
California workers' compensation	57	67	154	189
Other	-	(1)	(2)	(2)
	$1,369	$1,626	$3,037	$3,440

Net Written Premiums (GAAP)
Property and transportation	$ 236	$ 536	$ 662	$1,044
Specialty casualty	200	210	597	636
Specialty financial	116	132	349	371
California workers' compensation	50	60	134	172
Other	18	22	52	56
	$ 620	$ 960	$1,794	$2,279

Combined Ratios (GAAP)
Property and transportation	80.6%	97.4%	82.1%	93.0%
Specialty casualty	84.8	76.6	80.8	76.6
Specialty financial	77.3	101.6	75.2	94.6
California workers' compensation	105.5	79.7	101.8	78.3
Total Specialty	82.7	91.5	81.9	87.4
Aggregate (including
discontinued lines)	82.7%	91.3%	82.2%	87.7%

Favorable (Unfavorable) Prior Year
Development
Property and transportation	$ 8	$17	$ 47	$ 55
Specialty casualty	18	27	74	88
Specialty financial	36	1	78	12
California workers' compensation	7	8	17	24
Other specialty	8	4	6	13
	77	57	222	192
Other (including
discontinued lines)	(1)	1	(6)	(8)
	$76	$58	$216	$184

The overall decreases in gross and net written premiums in the third quarter and first nine months of 2009 were the result of soft market conditions, decreases in commodity prices in the crop operations and a decision to further reduce near-coastal property exposures. In addition, higher premium cessions under a crop reinsurance agreement contributed to lower net written premiums. Excluding crop, net written premiums decreased approximately 11% in the third quarter and

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

9% in the first nine months of 2009 compared to the same periods of 2008. Overall average renewal rates in the first nine months of 2009 were up slightly when compared with the same period of last year.

The specialty insurance operations generated underwriting profits of $108 million and $326 million in the third quarter and first nine months of 2009, respectively, compared to $72 million and $268 million for the same periods of 2008. Specialty financial results for the third quarter and first nine months of 2009 include $30 million and $69 million, respectively, in favorable reserve development related to the run-off automobile residual value insurance ("RVI") operations. The absence of large catastrophe losses during 2009 also contributed to the improved results. Losses from catastrophes totaled $3 million in the third quarter and $16 million in the first nine months of 2009 compared to $38 million and $65 million, respectively, for the comparable 2008 periods.

Property and transportation gross and net written premiums for the 2009 third quarter and first nine months reflect volume reductions and soft market conditions in the property and inland marine, transportation and equine operations as well as lower commodity prices in the crop operations. Net written premiums were also impacted by an increase in crop business ceded under a reinsurance agreement. Excluding crop, 2009 net written premiums for this group decreased 15% and 11% for the quarter and first nine months of 2009, respectively, when compared to the 2008 periods. This group reported an underwriting profit of $46 million in the 2009 third quarter, $34 million higher than the 2008 third quarter. The combined ratio for the quarter improved more than 16 points over the 2008 quarter as a result of higher underwriting profits in the crop operations and lower catastrophe losses in the property and inland marine operations. Strong crop yields and favorable commodity price trends contributed to the results in the crop operations. This, along with lower catastrophe losses in the property and inland marine group, helped to produce an 11 point decrease in the combined ratio of this group during the 2009 nine month period. Results for the third quarter and first nine months of 2008 include $30 million (7 points) and $54 million (6 points), respectively, of catastrophe losses. The 2009 catastrophe results were negligible. Favorable reserve development in the Property and transportation group in the first nine months of 2009 and 2008 is due primarily to lower than expected loss frequency in crop and ocean marine products and lower severity in farm losses.

Specialty casualty gross and net written premiums declined for the third quarter and first nine months of 2009 due primarily to lower general liability premiums resulting from the softening in the homebuilders market and strong competition in the excess and surplus lines. These declines were partially offset by additional premium growth from Marketform, a majority-owned Lloyd's insurer that was acquired in January 2008 and has served as a platform to expand overseas distribution in several product lines. This group reported an underwriting profit of $30 million in the 2009 third quarter, $17 million lower than the third quarter of 2008. Improved underwriting results in the executive liability operations were more than offset by lower underwriting profits in the excess and surplus lines, general liability, and targeted markets operations, primarily as a result of lower levels of favorable reserve development in 2009. Most of the businesses in this group continued to generate excellent underwriting profit margins but at a lower level due to reduced premiums. Marketform is finalizing the evaluation and closing of claims incurred prior to AFG's acquisition; preliminary information suggests that there will be additional unfavorable

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

development in the reserves of its Italian medical malpractice business. Such development is not expected to be material to AFG's net earnings for the year. Favorable reserve development in the Specialty casualty group in both the 2009 and 2008 periods reflects lower severity on claims in general liability and directors and officers liability as well as lower than expected frequency in the program business (leisure camps, fairs and festivals, and sports and leisure) business.

Specialty financial gross and net written premiums were lower for the third quarter and first nine months of 2009 due to decreased demand in the automotive lines of business partially offset by premium growth in the financial institutions and fidelity and crime businesses. This group reported underwriting income of $29 million for the third quarter of 2009, compared to a loss of $2 million for the same period a year ago. Favorable trends in used car sales prices resulted in approximately $30 million of underwriting profit in the run-off RVI operations. The remaining RVI reserves relate primarily to Canadian leases that terminate through the end of 2010. Improved profitability in the financial institutions operations was more than offset by lower underwriting profits in the lease and loan operations. Year to date underwriting income for the Specialty financial group was $96 million, up from $20 million in the comparable 2008 period. The favorable reserve development in the Specialty financial group in the first nine months of 2009 relates to lower than expected frequency and severity in the RVI operations and lower loss severity in AFG's fidelity and crime products. The favorable development during the first nine months of 2008 relates primarily to lower loss severity in fidelity and crime products.

California workers' compensation gross and net written premiums decreased for the third quarter and first nine months of 2009 due to the rate reductions in traditional workers' compensation business in California and reductions in employer payrolls. Renewal rates for the California workers' compensation business were up slightly through the first nine months of 2009, however, renewal rates improved 6% during the 2009 third quarter. Additionally, the Workers' Compensation Insurance Rating Bureau has recommended an increase of 22.8% in pure premium rates, effective January 1, 2010. This recommendation is based on 2009 loss experience and anticipated loss costs stemming from recent court decisions surrounding the permanent disability rating schedule and is subject to administrative review. This group posted underwriting losses of $2 million in both the 2009 third quarter and first nine month periods, compared to profits of $10 million and $34 million in the same 2008 periods. Combined ratios increased primarily as a result of the competitive pricing environment in California. Favorable reserve development in California workers' compensation reflects the continued impact of the reform legislation passed in 2003 and 2004, although at lower levels in the 2009 periods than in 2008.

Annuity and Supplemental Insurance Operations  Operating earnings before income taxes of the annuity and supplemental insurance segment declined 5% from the comparable 2008 quarter primarily due to the supplemental insurance operations. Nine month pretax results for the annuity and supplemental insurance segment were 6% higher than the same 2008 period as improved profitability in the annuity operations more than offset lower earnings in the supplemental insurance operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Statutory Annuity Premiums  The following table summarizes AFG's annuity sales (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
403(b) Fixed and Indexed Annuities:
First Year	$ 14	$ 10	$ 49	$ 34
Renewal	29	36	104	121
Single Sum	31	41	103	101
Subtotal	74	87	256	256

Non-403(b) Indexed Annuities	108	142	282	442
Non-403(b) Fixed Annuities	87	99	198	250
Bank Fixed Annuities	137	138	288	291
Variable Annuities	17	20	68	64
Total Annuity Premiums	$423	$486	$1,092	$1,303

The decrease in annuity premiums for the third quarter and first nine months of 2009 compared to the same periods in 2008 reflects lower sales of indexed and traditional fixed annuities in the non-403(b) single premium market. This reduction in premium is consistent with management's expectations and reflects AFG's disciplined pricing in this difficult economy.

Life, Accident and Health Premiums and Benefits  The following table summarizes AFG's life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Premiums
Supplemental insurance operations
First year	$ 23	$ 21	$ 63	$ 61
Renewal	82	81	247	242
Life operations (in run-off)	7	7	21	23
	$112	$109	$331	$326
Benefits
Supplemental insurance operations	$ 77	$ 70	$236	$217
Life operations (in run-off)	10	11	32	37
	$ 87	$ 81	$268	$254

The increase in supplemental insurance benefits in the third quarter and first nine months of 2009 compared to 2008 is due primarily to significantly less favorable results in AFG's long-term care business.

In the third quarter of 2009, management made a decision to cease new sales of long-term care insurance by the end of 2009. Renewal premiums will be accepted until policies lapse.

Investment Income  The $17 million and $79 million increase in investment income for the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008 was due primarily to higher yields on certain fixed maturity investments. Investment income includes $32 million and $100 million in the third quarter and first nine months of 2009 and $17 million and $47 million in the third quarter and first nine months of 2008 of interest income earned on derivative MBS, primarily non-agency interest-only securities with interest rates that float inversely with short-term rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The amortized cost of AFG's portfolio of non-agency residential MBS decreased $442 million during the first nine months of 2009 due primarily to paydowns. As these securities continue to pay down, management expects to reinvest the proceeds principally in high quality corporate bonds placing downward pressure on AFG's investment portfolio yield.

Realized Gains (Losses) on Securities  Net realized gains (losses) on securities consisted of the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Realized gains (losses) before
impairments:
Disposals	$10	($ 65)	$ 32	($ 95)
Change in the fair value
of derivatives	29	11	124	56
Adjustments to annuity deferred
policy acquisition costs and
related items	(4)	12	(20)	11
	35	(42)	136	(28)
Impairment charges:
Securities	(36)	(118)	(209)	(288)
Adjustments to annuity deferred
policy acquisition costs and
related items	10	10	56	22
	(26)	(108)	(153)	(266)

	$ 9	($150)	($ 17)	($294)

The change in fair value of derivatives includes net gains of $32 million and $129 million in the third quarter and first nine months of 2009 and $10 million and $59 million in the third quarter and first nine months of 2008 from the mark-to-market of derivative MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note E "Derivatives."

Approximately $182 million and $109 million of the impairment charges in the first nine months of 2009 and 2008 related to fixed maturity investments, primarily corporate bonds and MBS. In the first nine months of 2008, $179 million of the impairment charges were attributable to equity investments, primarily in financial institutions, including $47 million for National City Corporation.

Realized Losses on Subsidiaries  In the third quarter of 2009, AFG recorded an estimated pretax loss of $2.4 million related to the October 2009 sale of a subsidiary that represented less than 1% of AFG's 2009 assets and revenues. Realized losses on subsidiaries for 2009 also includes a $2.6 million impairment charge to write off the goodwill associated with an annuity and supplemental insurance agency subsidiary. A review for impairment was prompted by a decrease in estimated future earnings from this agency. Fair value of the agency was estimated using the present value of expected future cash flows.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Other income	$15	$18	$45	$59
Other operating and general expenses	16	17	45	49

Income from real estate operations includes net pretax gains on the sale of real estate assets of $6 million in the second quarter of 2008.

Other Income  The $22 million and $54 million decreases in other income for the third quarter and first nine months of 2009, respectively, compared to the 2008 periods reflect a decline in income from AFG's warranty business, lower income from real estate operations and lower fee income in certain other businesses.

Annuity Benefits  Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. On deferred annuities (annuities in the accumulation phase), interest is generally credited to policyholders' accounts at their current stated interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), additional reserves are accrued for (i) persistency and premium bonuses and (ii) excess benefits expected to be paid for future deaths and annuitizations. The $11 million and $36 million increase in annuity benefits for the third quarter and first nine months of 2009, respectively, compared to the 2008 periods reflects the impact of changes in interest rates on the fair value of the embedded derivatives related to the indexed annuity business, as well as growth in the annuity business.

Changes in investment yields, crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect these additional reserves and could result in charges (or credits) to earnings in the period the projections are modified.

Annuity and Supplemental Insurance Acquisition Expenses  Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and life business deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired ("PVFP"). The $8 million and $5 million decrease in annuity and supplemental insurance acquisition expenses for the third quarter and first nine months of 2009, respectively, compared to the 2008 periods reflects the impact of improved stock market performance on variable annuities and lower interest rates on the indexed annuity business.

The vast majority of the annuity and supplemental insurance group's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future. If the current interest rate environment persists through the end of the year, the Company may be required to write off DPAC related to its fixed annuity business. Any such write-off is not expected to have a material impact on AFG's net earnings for the year.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Interest Charges on Borrowed Money  Interest expense increased $2 million (13%) for the third quarter of 2009 compared to 2008 as the impact of the June 2009 issuance of $350 million in 9-7/8% Senior Notes more than offset the effect of lower average indebtedness and lower interest rates on floating rate borrowings. The proceeds from the issuance of the Senior Notes were used to pay down AFG's floating rate (1.0% at September 30, 2009) bank line that matures in 2011. This offering provides AFG with additional financial flexibility and liquidity, although at a higher rate of interest than available under the floating rate bank line. For the nine month period, interest expense decreased $4 million (8%) compared to the 2008 period as lower interest rates on floating rate borrowings more than offset the impact of the June 2009 issuance of Senior Notes.

Recent Accounting Standards

New accounting standards implemented in 2009, are discussed in Note A - Accounting Policies under the following subheadings.

Accounting Standard	Note A Reference

Interim Disclosures about Fair Value	Fair Value Measurements
of Financial Instruments

Recognition and Presentation of	Investments
Other-Than-Temporary Impairments

Effective Date of FASB Statement on	Fair Value Measurements
Fair Value Measurements

Determining Fair Value When the Volume	Fair Value Measurements
and Level of Activity for the Asset or
Liability Have Significantly Decreased
and Identifying Transactions That Are
Not Orderly

Noncontrolling Interests in Consolidated	Basis of Presentation
Financial Statements

Disclosures about Derivative Instruments	Derivatives
and Hedging Activities

Subsequent Events	Basis of Presentation

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of September 30, 2009, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2008 Form 10-K.

ITEM 4

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG's internal control over financial reporting during the third fiscal quarter of 2009 that materially affected, or are reasonably likely to materially affect, AFG's internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG's business processes and procedures during the third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities Under AFG's shareholder-approved Stock Option Plan, 175,530 shares of AFG Common Stock were exchanged at $24.81 per share in connection with the exercise of stock options in July 2009.

Additional Stock Buyback Authorization On November 5, 2009, the Board of Directors authorized the repurchase of up to an additional 5 million shares of the Company's outstanding common stock. This authorization is in addition to the 1.25 million shares remaining at September 30, 2009 from the Board's previous repurchase program authorized in August 2007. Between October 28, 2009 and November 5, 2009, AFG repurchased 877,000 shares at an average price of $24.91 per share. AFG may repurchase additional shares by means of open market purchases and privately negotiated transactions at prevailing market prices.

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

American Financial Group, Inc.

November 6, 2009	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)