Form 10-K
period 2009-12-31
AMERICAN FINANCIAL GROUP INC
filed 2010-02-26
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

One East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange and Nasdaq Global Select Market
7-1/8% Senior Debentures due February 3, 2034	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Other securities for which reports are submitted pursuant to Section 15(d) of the Act:

9-7/8% Senior Notes due June 15, 2019

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

Large Accelerated Filer  X          Accelerated Filer               Non-Accelerated Filer              Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No  X

State the aggregate market value of the voting and non -voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant 's most recently completed second fiscal quarter: $1.9 billion.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 112,141,781 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2010.

________________________

Documents Incorporated by Reference:

Proxy Statement for 2010 Annual Meeting of Stockholders (portions of which are incorporated by reference into
Part III hereof).

AMERICAN FINANCIAL GROUP, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Form 10-K, chiefly in Items 1, 3, 5, 7 and 8, contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of words such as "anticipates", "believes", "expects", "projects", "estimates", "intends", "plans", "seeks", "could", "may", "should", "will" or the negative version of those words or other comparable terminology. Such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings and investment activities; recoverability of asset values; expected losses and the adequacy of reserves for asbestos, environmental pollution and mass tort claims; rate changes; and improved loss experience.

Actual results and/or financial condition could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including but not limited to the following and those discussed in Item 1A - "Risk Factors."

  changes in financial, political and economic conditions, including changes in interest rates and extended economic recessions or expansions;
  performance of securities markets;
  AFG's ability to estimate accurately the likelihood, magnitude and timing of any losses in connection with investments in the non-agency residential mortgage market;
  new legislation or declines in credit quality or credit ratings that could have a material impact on the valuation of securities in AFG's investment portfolio, including mortgage-backed securities;
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
  competitive pressures, including the ability to obtain adequate rates; and
  changes in AFG's credit ratings or the financial strength ratings assigned by major ratings agencies to AFG's operating subsidiaries.

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

Property and Casualty Insurance Operations

General

AFG's specialty property and casualty insurance operations consist of approximately 25 niche insurance businesses offering a wide range of commercial coverages. These businesses report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. These businesses are managed by experienced professionals in particular lines of business or customer groups and operate autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG's property and casualty insurance operations employed approximately 5,200 persons as of December 31, 2009.

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

AFG's statutory combined ratio averaged 85.6% for the period 2007 to 2009 as compared to 100.4% for the property and casualty industry over the same period (Source: "A.M. Best's U.S. Property/Casualty - Review & Preview" - February 2010 Edition). AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company's ability to consistently outperform the industry's underwriting results. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

Financial data is reported in accordance with U.S. generally accepted accounting principles ("GAAP") for shareholder and other investment purposes and reported on a statutory basis for insurance regulatory purposes. In general, statutory accounting results in lower capital and surplus and lower net earnings than result from the application of GAAP. Major differences for statutory accounting include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; reporting investment grade bonds and redeemable preferred stocks at amortized cost rather than fair value; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liabilities rather than reporting such items separately; and charging to surplus certain GAAP assets, such as furniture and fixtures and agents' balances over 90 days old.

Unless indicated otherwise, the financial information presented for the property and casualty insurance operations herein is presented based on GAAP. Statutory information is provided for industry comparisons or where comparable GAAP information is not readily available.

Property and Casualty Results

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

The following table shows the performance of AFG's property and casualty insurance operations (dollars in millions):

	2009	2008	2007

Gross written premiums	$3,763	$4,267	$3,980
Ceded reinsurance	(1,452)	(1,381)	(1,268)
Net written premiums	$2,311	$2,886	$2,712

Net earned premiums	$2,412	$2,867	$2,703
Loss and LAE	1,187	1,623	1,433
Underwriting expenses	808	889	820
Underwriting gain	$ 417	$ 355	$ 450

GAAP ratios:
Loss and LAE ratio	49.2%	56.6%	52.9%
Underwriting expense ratio	33.5	31.0	30.4
Combined ratio	82.7%	87.6%	83.3%

Statutory ratios:
Loss and LAE ratio	46.2%	56.8%	53.4%
Underwriting expense ratio	36.1	32.3	31.4
Combined ratio	82.3%	89.1%	84.8%

Industry statutory combined ratio (a)
All lines	100.6%	105.1%	95.5%
Commercial lines	101.2%	107.2%	95.1%

(a)	Ratios are derived from "A.M. Best's U.S. Property/Casualty - Review & Preview" (February 2010 Edition).

As with other property and casualty insurers, AFG's operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, earthquakes, tornadoes, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG's insurance operations from catastrophes, primarily hurricanes and tornadoes, were $18 million in 2009; $59 million in 2008; and $5 million in 2007.

AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal exposures, and the purchase of reinsurance. AFG's property exposure to a catastrophic earthquake that industry models indicate could occur once in every 500 years (a "500-year event") is less than 1% of AFG's shareholders' equity. Similarly, AFG has minimal California workers' compensation exposure (less than 1.5% of shareholders' equity) or windstorm exposure (less than 2% of shareholders' equity) to a 500-year event.

Property and Casualty Insurance Products

AFG is focused on growth opportunities in what it believes to be more profitable specialty businesses where AFG personnel are experts in particular lines of business or customer groups. The following are examples of AFG's specialty businesses:

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

Specialty Casualty

Executive and Professional Liability	Markets coverage for directors and officers of businesses and non-profit organizations; errors and omissions; and provides non-U.S. medical malpractice insurance.

Umbrella and Excess Liability	Provides higher layer liability coverage in excess of primary layers.

Excess and Surplus	Provides liability, umbrella and excess coverage for unique, volatile or hard to place risks, using rates and forms that generally do not have to be approved by state insurance regulators.

General Liability	Provides coverage for contractor-related businesses, energy development and production risks, and environmental liability risks.

Targeted Programs

Includes coverage (primarily liability, property and, in certain cases, workers' compensation) for social service agencies, leisure, entertainment and non-profit organizations, customized solutions for other targeted markets and alternative risk programs using agency captives.

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

Management believes specialization is the key element to the underwriting success of these business units. Each unit has separate management with significant operating autonomy to oversee the important operational functions of its business such as underwriting, pricing, marketing, policy processing and claims service. These specialty businesses are opportunistic and their premium volume will vary based on prevailing market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets that meet its profitability objectives. For example, in January 2008, AFG acquired a majority interest in Marketform Group Limited, a United Kingdom-based Lloyd's insurer that is a leader in the non-U.S. medical malpractice market, and all of Strategic Comp Holdings, LLC, a provider of workers' compensation programs in the United States. Likewise, AFG will withdraw from markets that do not meet its profit objectives, such as the withdrawal from certain automotive-related products in 2009.

Premium Distribution

The geographic distribution of statutory direct written premiums by AFG's U.S.-based insurers in 2009 is shown below (premium distribution for 2005 is given to show changes over a four-year period). Amounts exclude business written under special arrangements on behalf of, and fully reinsured to, the purchasers of several divisions sold. Less than 5% of AFG's direct written premiums were derived from non U.S.-based insurers, primarily Marketform.

	2009	2005		2009	2005
California	12.4%	20.8%	Oklahoma	2.6%	2.8%
Texas	7.7	8.3	Missouri	2.6	2.1
Illinois	6.6	5.0	Indiana	2.6	2.0
New York	4.9	4.6	Georgia	2.4	2.4
Florida	4.8	7.2	Nebraska	2.4	*
Kansas	3.7	*	New Jersey	2.3	2.9
Iowa	2.9	*	South Dakota	2.0	*
Ohio	2.8	2.5	Michigan	2.0	2.1
Pennsylvania	2.7	2.7	Other	32.6	34.6
				100.0%	100.0%
(*) less than 2%, included in "Other"

The following table shows the distribution of statutory net written premiums for AFG's U.S.-based insurers by statutory annual statement line for 2009 compared to 2005.

	2009	2005
Other liability	22.0%	23.2%
Commercial multi-peril	10.5	5.2
Workers' compensation	10.1	16.5
Auto liability	10.1	8.2
Inland marine	9.7	11.0
Allied lines	9.0	7.9
Fidelity and surety	7.9	5.0
Auto physical damage	7.5	7.1
Ocean marine	3.5	2.7
Collateral protection	3.2	5.7
Product liability	2.5	4.2
Other	4.0	3.3
	100.0%	100.0%

For a discussion of the performance of AFG's specialty businesses see Management's Discussion and Analysis - "Results of Operations - Property and Casualty Insurance - Underwriting."

Ratings

The following table shows independent ratings and 2009 net written premiums (in millions) of AFG's major property and casualty insurance subsidiaries. Such ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a Standard & Poor's ("S&P") rating of at least "A-" is important to compete successfully in certain lines of business.

	Ratings		Net Written
Company	AM Best	S&P	Premiums
Great American Pool(*)	A	A	$1,515
Mid-Continent	A	A	158
Republic Indemnity	A	A	168
American Empire Surplus Lines	A+	A	39
National Interstate	A	not rated	275
Marketform Lloyd's Syndicate	A	A+	123
Other			33
			$2,311

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

The commercial marketplace requires large policy limits ($25 million or more) in several of AFG's lines of business, including certain executive and professional liability, umbrella and excess liability, and fidelity and surety coverages. Since these limits exceed management's desired exposure to an individual risk, AFG enters into reinsurance agreements to reduce its net exposure under such policies to an acceptable level. Reinsurance continues to be available for this large line capacity exposure with satisfactory pricing and terms.

AFG has taken steps to limit its exposure to wind and earthquake losses by purchasing catastrophe reinsurance. In addition, AFG purchases catastrophe reinsurance for its workers' compensation businesses. Although the cost of reinsurance rose following Hurricane Katrina in 2005, AFG has been able to obtain reinsurance coverage in adequate amounts at acceptable rates due to management's decision to limit overall exposure to catastrophe losses through individual risk selection (including minimizing coastal exposures) and the Company's limited historical catastrophe losses.

In addition to the large line capacity and catastrophe reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade or better S&P ratings or is secured by "funds withheld" or other collateral. Under "funds withheld" arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 10% of AFG's total reinsurance recoverable (net of payables to reinsurers) at December 31, 2009: Swiss Reinsurance America Corporation, Everest Reinsurance Company, Berkley Insurance Company and Munich Reinsurance America, Inc. In addition, AFG has a reinsurance recoverable from Ohio Casualty Insurance Company of $220 million related to its purchase of AFG's Commercial lines business in 1998.

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

The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions) as of January 1, 2010:

	Retention	Reinsurance
Coverage	Maximum	Coverage(a)
California Workers' Compensation	$ 2.7	$147.3
Other Workers' Compensation	2.0	48.0
Commercial Umbrella	4.2	45.8
Property - General	2.5	97.5
Property - Catastrophe	22.6	117.4

(a)	Reinsurance covers substantial portions of losses in excess of retention.
However, in general, losses resulting from terrorism are not covered.

In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation ("FCIC"). The FCIC offers both proportional (or "quota share") and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 20% to 30% of gross written premium with the FCIC on a quota share basis. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit sharing provision. During 2009, AFG reinsured 90% of premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. In 2008 and 2007, AFG reinsured 50% of premiums not reinsured by the FCIC and plans to return to that level in 2010.

Included in the Balance Sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were approximately $334 million on paid losses and LAE and $2.5 billion on unpaid losses and LAE at December 31, 2009. These amounts are net of allowances of approximately $28 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2009	2008	2007
Reinsurance ceded	$1,452	$1,381	$1,268
Reinsurance ceded, excluding crop	680	693	726
Reinsurance assumed - including
involuntary pools and associations	32	37	40

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

The following table presents the development of AFG's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2009. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years, particularly with regard to A&E charges, settlements and reallocations as detailed below. The middle line shows a cumulative deficiency (redundancy), which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. For example, the percentage of the December 31, 2002 reserve liability paid in 2003 includes approximately 20 percentage points for reserves of a former insurance subsidiary at its sale date in February 2003. See Note O - "Insurance - Insurance Reserves" to the financial statements for an analysis of changes in AFG's estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Liability for unpaid losses
and loss adjustment expenses:
As originally estimated	$3,321	$3,282	$3,338	$3,466	$2,901	$3,155	$3,619	$3,791	$3,868	$4,154	$3,899
As re-estimated at
December 31, 2009	$3,911	$4,121	$4,292	$4,284	$3,446	$3,330	$3,388	$3,394	$3,471	$3,956	N/A

Liability re-estimated:
One year later	97.7%	104.2%	104.5%	104.4%	104.9%	106.3%	98.4%	97.4%	93.6%	95.2%
Two years later	98.8%	103.8%	110.0%	109.7%	114.0%	106.1%	98.8%	92.3%	89.7%
Three years later	97.4%	108.0%	113.8%	118.0%	114.7%	107.7%	95.2%	89.5%
Four years later	100.5%	111.2%	121.1%	118.8%	118.0%	106.0%	93.6%
Five years later	103.5%	118.1%	122.8%	122.1%	118.5%	105.5%
Six years later	110.7%	120.0%	126.5%	123.0%	118.8%
Seven years later	112.4%	123.5%	127.7%	123.6%
Eight years later	115.9%	124.8%	128.6%
Nine years later	117.0%	125.6%
Ten years later	117.8%

Cumulative deficiency
(redundancy) (a)	17.8%	25.6%	28.6%	23.6%	18.8%	5.5%	( 6.4%)	(10.5%)	( 10.3%)	( 4.8%)	N/A

Cumulative paid as of:
One year later	33.5%	37.1%	32.7%	42.2%	27.3%	25.4%	23.5%	22.3%	21.0%	24.0%
Two years later	50.7%	50.6%	61.3%	60.9%	46.4%	40.8%	37.5%	34.8%	32.9%
Three years later	57.8%	69.3%	74.4%	72.7%	58.8%	52.4%	46.9%	43.6%
Four years later	69.9%	79.2%	82.8%	80.3%	68.5%	60.1%	53.6%
Five years later	77.8%	84.9%	88.4%	86.2%	75.2%	65.6%
Six years later	81.7%	89.2%	93.4%	90.7%	80.1%
Seven years later	85.1%	93.6%	97.0%	94.2%
Eight years later	88.7%	96.6%	100.1%
Nine years later	91.3%	99.3%
Ten years later	93.5%

(a) Cumulative deficiency (redundancy):
Special A&E charges,
settlements and
reallocations	11.0%	11.2%	8.0%	6.8%	8.2%	7.4%	1.6%	1.5%	.3%	-%
Other	6.8%	14.4%	20.6%	16.8%	10.6%	(1.9%)	(8.0%)	(12.0%)	(10.6%)	(4.8%)
Total	17.8%	25.6%	28.6%	23.6%	18.8%	5.5%	(6.4%)	(10.5%)	(10.3%)	(4.8%)	N/A

The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
As originally estimated:
Net liability shown above	$3,321	$3,282	$3,338	$3,466	$2,901	$3,155	$3,619	$3,791	$3,868	$4,154	$3,899
Add reinsurance
recoverables	1,571	1,324	1,525	1,804	2,059	2,234	2,243	2,309	2,300	2,610	2,513
Gross liability	$4,892	$4,606	$4,863	$5,270	$4,960	$5,389	$5,862	$6,100	$6,168	$6,764	$6,412
As re-estimated at
December 31, 2009:
Net liability shown above	$3,911	$4,121	$4,292	$4,284	$3,446	$3,330	$3,388	$3,394	$3,471	$3,956
Add reinsurance
recoverables	2,360	2,281	2,475	2,600	2,735	2,563	2,402	2,290	2,200	2,559
Gross liability	$6,271	$6,402	$6,767	$6,884	$6,181	$5,893	$5,790	$5,684	$5,671	$6,515	N/A

Gross cumulative
Deficiency (redundancy) (a)	28.3%	39.0%	39.2%	30.6%	24.6%	9.3%	(1.2%)	(6.8%)	(8.1%)	(3.7%)	N/A
(a) Gross cumulative deficiency (redundancy):

Special A&E charges,
settlements and
reallocations	9.3%	9.9%	6.5%	5.4%	5.7%	5.2%	1.3%	1.3%	.3%	-%
Other	19.0%	29.1%	32.7%	25.2%	18.9%	4.1%	(2.5%)	(8.1%)	(8.4%)	(3.7%)
Total	28.3%	39.0%	39.2%	30.6%	24.6%	9.3%	(1.2%)	(6.8%)	(8.1%)	(3.7%)	N/A

In evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFG's $12 million special A&E charge related to losses recorded in 2008, but incurred before 1999, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

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

The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2009 are as follows (in millions):

Liability reported on a SAP basis, net of $190 million
of retroactive reinsurance	$3,482
Reinsurance recoverables, net of allowance	2,513
Other, including reserves of foreign insurers	417

Liability reported on a GAAP basis	$6,412

Asbestos and Environmental Reserves ("A&E")  AFG's property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written in years before 1987. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Item 7 - Management's Discussion and Analysis - "Uncertainties - Asbestos and Environmental-related Insurance Reserves" and Note M - "Contingencies" to the financial statements.

Management has conducted comprehensive studies of its asbestos and environmental reserves with the aid of outside actuarial and engineering firms and specialty outside counsel every two years with an in-depth internal review during the intervening years. The comprehensive study completed in the second quarter of 2009 relied on a broad exposure analysis and considered products and non-products exposures, paid claims history, the pattern of new claims, settlements and projected development. The study resulted in minor adjustments to A&E reserves. During the course of the 2009 study, there were no newly identified emerging trends or issues that management believes significantly impact the overall adequacy of AFG's A&E reserves. The internal review completed during the second quarter of 2008 resulted in a pretax charge of $12 million, net of $6 million in estimated reinsurance recoverables. The 2007 comprehensive study resulted in a pretax charge of $44 million, net of $16 million in reinsurance recoverables. For a discussion of the A&E reserve strengthening, see Management's Discussion and Analysis - "Results of Operations - Asbestos and Environmental Reserve Charges."

The following table (in millions) is a progression of the property and casualty group's A&E reserves.

	2009	2008	2007

Reserves at beginning of year	$399	$423	$432
Incurred losses and LAE	4	12	51
Paid losses and LAE	(25)	(36)	(60)
Reserves at end of year, net of
reinsurance recoverable	378	399	423

Reinsurance recoverable, net of allowance	79	67	63

Gross reserves at end of year	$457	$466	$486

The survival ratio is a measure of the number of years that it would take to pay the amount of the current reserves based on the average paid losses over the preceding three years. This ratio is often used by industry analysts to compare A&E reserves strength across companies. At December 31, 2009, AFG's three year survival ratio was 10.6 times average paid losses for the asbestos reserves and 9.3 times average paid losses for the total A&E reserves. Excluding amounts associated with the settlements of asbestos-related coverage litigation for A.P. Green Industries (see Item 3 - "Legal Proceedings") and another large claim, AFG's three year survival ratio was 9.1 and 8.0 times paid losses for the asbestos reserves and total A&E reserves, respectively. These ratios compare favorably with data published by A.M. Best in December 2009, which indicate that industry survival ratios were 8.1 for asbestos reserves and 7.5 for total A&E reserves at December 31, 2008.

Marketing

The property and casualty insurance group directs its sales efforts primarily through independent property and casualty insurance agents and brokers, although portions are written through employee agents. Independent agents and brokers generally receive a commission on the sale of each policy. Some agents and brokers are eligible for a bonus commission based on the overall profitability of policies placed with AFG by the broker or agent in a particular year. The property and casualty insurance group writes insurance through several thousand agents and brokers.

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

Annuity and Supplemental Insurance Operations

General

AFG's annuity and supplemental insurance operations are conducted through Great American Financial Resources, Inc. ("GAFRI"). GAFRI's primary insurance subsidiaries include Great American Life Insurance Company ("GALIC"), Annuity Investors Life Insurance Company ("AILIC"), Loyal American Life Insurance Company ("Loyal") and United Teacher Associates Insurance Company ("UTA"). These companies market retirement products, primarily fixed, indexed and variable annuities, and various forms of supplemental insurance. All of these companies sell their products through independent producers. In addition, certain GAFRI subsidiaries also sell products through career agents. GAFRI and its subsidiaries employed approximately 1,100 persons at December 31, 2009.

Following is certain information concerning GAFRI's largest subsidiaries (dollars in millions).
		2009
		Statutory	Policies	AM Best	S&P
Company	Principal Products	Premiums	In Force	Rating	Rating

GALIC	Fixed and indexed annuities	$1,032	385,000	A	A
AILIC	Fixed, indexed and
	variable annuities	422	134,000	A	A
UTA	Supplemental insurance	236	215,000	A-	Not rated
Loyal	Fixed annuities and
	supplemental insurance	53	132,000	A	Not rated

Statutory premiums of AFG's annuity and supplemental insurance companies over the last three years were as follows (in millions):

	Premiums
	2009	2008	2007

Non-403(b) indexed annuities	$ 402	$ 571	$ 874
Non-403(b) fixed annuities	294	311	272
403(b) fixed and indexed annuities	337	358	345
Bank fixed annuities	314	345	-
Variable annuities	87	91	81
Total annuities	1,434	1,676	1,572
Supplemental insurance	390	381	364
Life insurance	44	32	59
Total	$1,868	$2,089	$1,995

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

An indexed annuity provides policyholders with the opportunity to receive a crediting rate tied, in part, to the performance of an existing market index (generally the S&P 500) while protecting against the related downside risk through a guarantee of principal (excluding surrender charges). AFG purchases call options designed to substantially offset the effect of the index participation in the liabilities associated with indexed annuities.

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

Supplemental and Life Insurance Products

Loyal and UTA offer a variety of supplemental insurance products through independent agents. Principal products include coverage for Medicare supplement, cancer, long-term care, accidental injury, short-term disability and hospital indemnity. Other subsidiaries offer Medicare supplement and other supplemental insurance products primarily for individuals age 55 and older through independent agents and a captive agency force.

AFG ceased new sales of long-term care insurance beginning in January 2010. Renewal premiums on approximately 66,000 policies will be accepted unless those policies lapse. At December 31, 2009, AFG's long-term care insurance reserves were $359 million, net of reinsurance recoverables.

Although GALIC no longer issues new life insurance policies, it continues to service and receive renewal premiums on its in-force block of approximately 150,000 policies and $23 billion gross ($5 billion net) of life insurance in force at December 31, 2009.

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

AFG sells its fixed rate annuities primarily through a network of approximately 200 managing general agents ("MGAs") who, in turn, direct over 2,000 actively producing independent agents. The top 10 MGAs accounted for approximately one-third of AFG's fixed rate annuity premiums in 2009. The largest MGA represented less than 6% of total fixed rate annuity premiums in 2009. In 2008, AFG began selling fixed rate annuities through banks. PNC Financial Group is its primary distribution channel for this business.

In recent years, AFG has offered its variable annuity as an ancillary product solely through its 403(b) and 401(k) sales channels. About one-third of AFG's variable annuity sales in 2009 were made through a wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for AFG's variable annuity products.

AFG is licensed to sell its fixed annuity products in all 50 states; it is licensed to sell its variable products in all states except New York and Vermont. In 2009, no individual state accounted for more than 10% of AFG's annuity premiums other than California (12%) and Ohio (12%). At December 31, 2009, AFG had approximately 410,000 annuity policies in force.

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

Sales of annuities, including renewal premiums, are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level and volatility of interest rates, including the slope of the yield curve; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments; (viii) performance and volatility of the equity markets; (ix) media coverage of annuities; (x) regulatory developments regarding suitability and the sales process; and (xi) general economic conditions.

Other Operations

Through subsidiaries, AFG is engaged in a variety of other operations, including commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), Whitefield, New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina), Palm Beach (Sailfish Marina and Resort), Florida City, Florida (retail commercial development) and apartments in Louisville and Pittsburgh. These operations employed approximately 600 full-time employees at December 31, 2009.

Investment Portfolio

General

A summary of AFG's fixed maturity investments and equity securities is shown in Note E to the financial statements. For additional information on AFG's investments, see Item 7 - Management's Discussion and Analysis - "Investments." Portfolio yields are shown below.
	2009	2008	2007

Yield on Fixed Income Investments (a):
Excluding realized gains and losses	6.4%	6.3%	5.8%
Including realized gains and losses	6.5%	5.5%	5.7%

Yield on Equity Securities (a):
Excluding realized gains and losses	5.0%	2.5%	2.8%
Including realized gains and losses	15.5%	(40.5%)	(5.8%)

Yield on Investments (a)(b):
Excluding realized gains and losses	6.4%	6.2%	5.6%
Including realized gains and losses	6.6%	3.8%	5.2%

(a) Based on amortized cost; excludes effects of changes in unrealized gains and losses. Realized losses include impairment charges.
(b) Excludes "Real Estate and Other Investments."

The table below compares total returns, which include changes in fair value, on AFG's fixed income and equity securities to comparable public indices. While there are no directly comparable indices to AFG's portfolio, the two shown below are widely used benchmarks in the financial services industry. Both AFG's performance and the indices include changes in unrealized gains and losses.
	2009	2008	2007

Total return on AFG's fixed income investments	19.1%	(5.2%)	5.8%
Barclays Capital U.S. Universal Bond Index	8.6%	2.4%	6.5%

Total return on AFG's equity securities	44.2%	(27.0%)	(15.8%)
Standard & Poor's 500 Index	23.5%	(36.6%)	5.5%

Fixed Maturity Investments

AFG's bond portfolio is invested primarily in taxable bonds. The following table shows AFG's available for sale fixed maturities by Standard & Poor's Corporation or comparable rating as of December 31, 2009 (dollars in millions).

	Amortized	Fair Value
S&P or comparable rating	Cost	Amount	%

AAA, AA, A	$11,209	$11,361	68%
BBB	3,978	4,045	24
Total investment grade	15,187	15,406	92
BB	556	503	3
B	384	345	2
CCC, CC, C	464	433	3
D	139	136	*
Total noninvestment grade	1,543	1,417	8
Total	$16,730	$16,823	100%

(*) less than 1%

AFG invests in bonds and redeemable preferred stocks that have primarily intermediate-term maturities. This practice is designed to allow flexibility in reacting to fluctuations of interest rates.

At December 31, 2009, approximately 87% of AFG's mortgage-backed securities ("MBS") having a fair value of $5.5 billion were rated investment grade (BBB or better) by major rating firms. Beginning with year-end 2009 reporting of MBS by insurance companies, the National Association of Insurance Commissioners ("NAIC") retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for all non-agency residential MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2009, 98% (based on Statutory carrying value of $5.5 billion) of AFG's MBS portfolio had an NAIC designation of 1 or 2 (the highest of the six designations).

Equity Investments

At December 31, 2009, AFG held common and perpetual preferred stocks with a fair value of $411 million, the largest of which was a $184 million common stock investment in Verisk Analytics, Inc. ("Verisk")(formerly Insurance Services Office, Inc.), a provider of risk information for insurance companies. In October 2009, AFG recorded an after-tax gain of $49 million on the sale of a portion of its investment in Verisk through an initial public offering.

Regulation

AFG's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2010 from its insurance subsidiaries without seeking regulatory clearance is approximately $673 million.

Legislation has been proposed to establish procedures for insurers to be subject to federal regulation. The implications of this proposal on AFG's insurance operations cannot be determined at this time.

Most states have created insurance guaranty associations to provide for the payment of claims of insurance companies that become insolvent. Annual guaranty assessments for AFG's insurance companies have not been material.

ITEM 1A

Risk Factors

Following is a discussion of the material risk factors to investors in AFG securities.

Continued adverse developments in the financial markets and deterioration in global economic conditions could have a material adverse effect on AFG's results of operations and financial condition.

Worldwide economic conditions deteriorated significantly during 2008 and early 2009. The highly volatile debt and equity markets, lack of liquidity, widening credit spreads and the collapse of several financial institutions during this period resulted in significant realized and unrealized losses in AFG's investment portfolio. Although the U.S. and other foreign governments have taken a number of unprecedented actions to help stabilize the markets, it is uncertain whether those actions will be effective over the long term. At December 31, 2009, AFG's net unrealized gain on fixed maturity investments was $93 million consisting of gross gains of $581 million and gross losses of $488 million. Although AFG intends to hold its investments with unrealized losses until they recover in value, its intent may change for a variety of reasons as discussed in Item 7 - Management's Discussion and Analysis - "Investments." A change in AFG's ability or intent with regard to a security in an unrealized loss position would result in the recognition of a realized loss.

AFG's investment performance could also be adversely impacted by the types of investments, industry groups and/or individual securities in which it invests. As of December 31, 2009, 87% of AFG's investment portfolio was invested in fixed maturity securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. AFG's equity securities, which represent 2% of its investment portfolio, are subject to market price volatility.

MBS represented about one-third of AFG's fixed maturity securities at December 31, 2009. AFG's MBS portfolio will continue to be impacted by general economic conditions, including unemployment levels, real estate values and other factors that could negatively effect the creditworthiness of borrowers. MBS in which the underlying collateral is subprime mortgages represented 2% of AFG's total fixed maturity portfolio at December 31, 2009; MBS in which the underlying collateral is Alt-A mortgages (risk profile between prime and subprime) represented approximately 5%. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Fixed Maturity Portfolio."

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

At December 31, 2009, AFG had a net deferred tax asset of $36.3 million related to capital loss carryforwards. Future realization of this asset, as well as the ability to record tax benefits on future realized and unrealized capital losses, will depend on management's assessment of available tax planning strategies such as realizing the existing appreciation in certain investment assets. If management believes realization of a deferred tax asset is not likely, a valuation allowance would be established by increasing income tax expense, or in the case of additional future unrealized losses, reducing accumulated other comprehensive income.

Adverse developments in the financial markets may limit AFG's access to capital.

Financial markets in the U.S. and elsewhere experienced extreme volatility during the latter part of 2008 and early 2009. These circumstances exerted downward pressure on stock prices and limited access to the equity and debt markets for certain issuers, including AFG. Although access to credit markets eased somewhat by mid-2009, enabling AFG to issue $350 million in 10-year Senior Notes, there is no assurance access to these markets will continue.

The five-year revolving credit facility entered into by AFG in 2006 under which it can borrow up to $500 million expires in March 2011. There is no assurance that this facility will be renewed. In addition, AFG's access to funds through this facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under this agreement at December 31, 2009.

If AFG cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition would be adversely affected.

Intense competition could adversely affect AFG's profitability.

The specialty insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. AFG's specialty insurance businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. In addition, certain foreign insurers can write business in the U.S. on a tax-advantaged basis and therefore hold a competitive advantage over AFG. AFG also competes with self-insurance plans, captive programs and risk retention groups. Peer companies and major competitors in some or all of AFG's specialty lines include the following companies and/or their subsidiaries: ACE Ltd., American International Group Inc. (Chartis and Lexington Insurance), Arch Capital Group Ltd., Chubb Corp., Cincinnati Financial Corp., CNA Financial Corp., Liberty Mutual, Markel Corp., Munich Re Group (Midland), Hartford Financial Services Group, HCC Insurance Holdings, Inc., Ironshore Insurance Ltd., RLI Corp., The Travelers Companies Inc., Tokio Marine Holdings, Inc. (Philadelphia Consolidated), W.R. Berkley Corp., Wells Fargo Corporation, XL Capital Ltd., Zenith National Insurance Corp and Zurich Financial Services Group.

AFG's annuity and supplemental insurance businesses compete with individual insurers and insurance groups, mutual funds and other financial institutions. Competitors include the following companies and/or their subsidiaries: ING Life Insurance and Annuity Company, Metropolitan Life Insurance Company, American International Group Inc., Life Insurance Company of the Southwest, Midland National Life Insurance Company, Allianz Life Insurance Company of North America, Aviva Life and Annuity Company, Mutual of Omaha Insurance Company and Bankers Life and Casualty Company.

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

The Securities and Exchange Commission has proposed rules which would be effective in January 2013 whereby certain indexed annuities will be considered securities which can only be sold by registered representatives. Approximately 38% of AFG's statutory annuity premiums in 2009 were from sales of indexed annuities. Future premium volume may be adversely impacted by these new rules.

New IRS regulations governing 403(b) plans became effective January 1, 2009. As a result, school districts and other not-for-profit employers are required to assume additional responsibilities for 403(b) plans offered to their employees. One consequence of these new regulations is that many of these employers have reduced the number of companies allowed to offer 403(b) products to their employees. AFG's annuity premiums could be negatively impacted if its insurance company subsidiaries are excluded from school districts that have historically been the source of a significant amount of premiums.

The 2008 Federal Farm Bill reduced administrative and operating expense subsidies to crop insurers and authorized the United States Department of Agriculture's Risk Management Agency ("RMA") to renegotiate the Standard Reinsurance Agreement ("SRA"), which governs the FCIC's reinsurance agreements with insurers such as AFG. The RMA's proposal was released in December 2009 and would become effective for policies written beginning June 30, 2010. The RMA hopes to have a final agreement in place in the second quarter of 2010. As proposed, the SRA would reduce flexibility in managing underwriting risks, limit potential underwriting gains, and further lower expense reimbursement.

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

AFG's results may fluctuate as a result of cyclical pricing changes in the specialty insurance industry.

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

AFG's property and casualty insurance subsidiaries record reserve liabilities for the estimated payment of losses and loss adjustment expenses for both reported and unreported claims. Due to the inherent uncertainty of estimating reserves, it has been necessary in the past, and will continue to be necessary in the future, to revise estimated liabilities as reflected in AFG's reserves for claims and related expenses. While AFG recorded favorable development of $198 million in 2009, $242 million in 2008, $99 million in 2007 and $57 million in 2006, it had unfavorable development of $199 million (due primarily to A&E charges) in 2005. The historic development of reserves for losses and loss adjustment expense may not necessarily reflect future trends in the development of these amounts. Accordingly, it is not appropriate to extrapolate redundancies or deficiencies based on historical information. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period in which the deficiency is recognized.

AFG's results could be negatively impacted by severe weather conditions or other catastrophes.

AFG recorded catastrophe losses of $18 million in 2009, $59 million in 2008 (principally wind-related storm damage from hurricanes Gustav and Ike and tornadoes) and $5 million in 2007. Catastrophes (some of which are seasonal) can be caused by natural events such as hurricanes, windstorms, tornadoes, hailstorms, severe winter weather, earthquakes, explosions and fire, and by man-made events, such as terrorist attacks and riots. The extent of losses from a catastrophe is a function of the amount of insured exposure in the area affected by the event and the severity of the event. In addition, certain catastrophes could result in both property and non-property claims from the same event. A severe catastrophe or a series of catastrophes could result in losses exceeding AFG's reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

Climate change and related regulation could adversely affect AFG's property and casualty insurance operations.

While AFG does not believe that its operations are likely to be impacted by existing laws and regulations regarding climate change, it is possible that future regulation in this area could result in additional compliance costs and demands on management time.

To the extent that global climate change meaningfully alters weather and tidal patterns, or sea levels, it is possible that the AFG's property and casualty insurance operations could experience an increase in claims, primarily in coastal areas and in AFG's crop and agricultural businesses.

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

AFG's run-off residual value business in Canada is heavily impacted by the level of used car prices obtained at auction. A significant decline in the market value of used Honda automobiles could result in losses. AFG's exposure to Canadian used car prices substantially ends in 2010.

The inability to obtain reinsurance or to collect on ceded reinsurance could adversely impact AFG's results.

AFG relies on the use of reinsurance to limit the amount of risk it retains. The following amounts of gross property and casualty premiums have been ceded to other insurers: 2009 - $1.5 billion (39%); 2008 - $1.4 billion (32%) and 2007 - $1.3 billion (32%). The availability and cost of reinsurance are subject to prevailing market conditions, which are beyond AFG's control and which may affect AFG's level of business and profitablility. AFG also reinsures the death benefits above certain retained amounts on its run-off life insurance business. AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds if any reinsurer is unable to meet its obligations under agreements covering the reinsurance ceded.

Variations from the actuarial assumptions used to establish certain assets and liabilities in AFG's annuity and supplemental insurance business could negatively impact AFG's reported financial results.

The earnings on certain products sold by AFG's annuity and supplemental insurance business depend significantly upon the extent to which actual experience is consistent with the assumptions used in setting reserves and establishing and amortizing deferred policy acquisition costs ("DPAC"). These assumptions relate to investment yields (and spreads over fixed annuity crediting rates), mortality, surrenders, annuitizations and, on some policies, the ability to obtain price increases, and morbidity. Developing such assumptions is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. These assumptions, and therefore AFG's results of operations, could be negatively impacted by changes in any of the factors listed above. For example, AFG recorded a $13 million pretax charge in 2009 (related primarily to its fixed annuity business) in connection with a review of major actuarial assumptions, including management's expectation of investment yields.

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

AFG's debt securities are rated by Standard & Poor's and Moody's independent corporate credit rating agencies. AFG's senior indebtedness is currently rated BBB by Standard & Poor's and Baa2 by Moody's. Securities ratings are subject to revision or withdrawal at any time by the assigning rating organization. A security rating is not a recommendation to buy, sell or hold securities. An unfavorable change in either of these ratings could make it more expensive to access the capital markets and may increase the interest rate charged under AFG's current multi-bank credit line.

AFG is a party to litigation which, if decided adversely, could impact its financial results.

AFG and its subsidiaries are named as defendants in a number of lawsuits. See Item 1 - "Property and Casualty Insurance Operations - Asbestos and Environmental Reserves ("A&E")," Item 3 - "Legal Proceedings," and Item 7 - Management's Discussion and Analysis - "Uncertainties." Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain and could result in liabilities that may vary from amounts AFG has currently recorded and a material variance could have a material effect on AFG's business, operations, profitability or financial condition.

Certain shareholders exercise substantial control over AFG's affairs, which may impede a change of control transaction.

Carl H. Lindner is Chairman of the Board of Directors of AFG, and his sons, Carl H. Lindner III and S. Craig Lindner, are each Co-Chief Executive Officers and Directors of AFG. Carl H. Lindner, Carl H. Lindner III and S. Craig Lindner beneficially own 5.4%, 9.2% and 8.0%, respectively, of AFG's outstanding Common Stock as of February 1, 2010. As a result, certain members of the Lindner family have the ability to exercise significant influence over AFG's management, including over matters requiring shareholder approval.

The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.

The price of AFG's Common Stock as listed on the NYSE and Nasdaq Global Select Market constantly changes. During 2009, AFG's Common Stock traded at prices ranging between $12.77 and $26.63. AFG's Common Stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include but are not limited to:

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

ITEM 2

Properties

Subsidiaries of AFG own several buildings in downtown Cincinnati. AFG and its affiliates occupy about half of the aggregate 680,000 square feet of commercial and office space in these buildings.

AFG's insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including Great American's and GAFRI's home offices in Cincinnati and UTA's home office in Austin. In December 2007, AFG signed a 15-year lease for space in a new office tower currently under construction in downtown Cincinnati. The new building is scheduled for completion in 2011 and will enable AFG to consolidate operations from several leased locations. A property and casualty insurance subsidiary owns approximately 177,000 square feet of office space on 17.5 acres of land in Richfield, Ohio, approximately 80% of which it occupies; the remaining space is leased to unaffiliated tenants. See Item 1 - "Other Operations" for a discussion of AFG's other commercial real estate operations.

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

AFG's insurance company subsidiaries and its 100%-owned subsidiary, American Premier Underwriters (including its subsidiaries, "American Premier"), are parties to litigation and receive claims alleging injuries and damages from asbestos, environmental and other substances and workplace hazards and have established loss accruals for such potential liabilities; other than the A.P. Green Company discussed below, none of such litigation or claims is individually material to AFG. The ultimate loss for these claims may vary materially from amounts currently recorded as the conditions surrounding resolution of these claims continue to change.

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

As previously reported, Great American Insurance Company and certain other insurers were parties to declaratory judgment coverage litigation brought in 2001 in the United States District Court for the Southern District of Ohio (arising from claims alleging asbestos exposure resulted in bodily injury) under insurance policies issued during the 1970's and 1980's to Bigelow-Liptak Corporation and related companies, subsequently known as A.P. Green Industries, Inc. ("A.P. Green"). A.P. Green sought to recover defense and indemnity expenses related to those claims from a number of insurers, including Great American.

In February 2002, A.P. Green filed petitions for bankruptcy under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania (In Re Global Industrial Technologies, Inc., et al, filed February 14, 2002) and subsequently (in 2002) commenced adversary proceedings in that Court against Great American Insurance Company and other companies to obtain an adjudication of the insured's rights under the above-referenced insurance policies.

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

	2009		2008
	High	Low	High	Low

First Quarter	$24.20	$12.77	$29.30	$24.19
Second Quarter	23.54	15.51	30.45	25.23
Third Quarter	26.63	20.40	32.00	24.58
Fourth Quarter	26.52	23.26	29.75	13.65

There were approximately 7,900 shareholders of record of AFG Common Stock at February 1, 2010. In 2009 and 2008, AFG declared and paid quarterly dividends of $.13 and $.125 per share, respectively. In January 2010, AFG increased its quarterly dividend to $.1375 per share. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

Issuer Purchases of Equity Securities  AFG repurchased shares of its common stock during the fourth quarter of 2009 as follows:

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs (a)

October	345,000	$25.26	345,000	914,100

November	1,366,835	$24.73	1,366,835	4,547,265

December	1,580,000	$24.38	1,580,000	2,967,265

(a)

Represents the remaining shares that may be repurchased under the Plans authorized by AFG's Board of Directors in 2007 and November 2009. In February 2010, AFG's Board of Directors authorized the repurchase of five million additional shares. Between January 1, 2010 and February 19, 2010, an additional 2.1 million shares were repurchased at an average price of $25.09 per share leaving 5.8 million shares authorized under the Plans.

Under AFG's shareholder-approved Stock Option Plan, 800 shares of AFG Common Stock were exchanged at $23.54 per share in connection with the exercise of stock options in December 2009; 175,530 shares were exchanged at $24.81 per share in connection with option exercises in July 2009.

ITEM 6

Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).
	2009	2008	2007	2006	2005
Earnings Statement Data:
Total Revenues	$4,321	$4,293	$4,379	$4,225	$3,984
Operating Earnings Before Income Taxes	813	316	639	694	327
Earnings from Continuing Operations	530	200	413	460	222
Discontinued Operations	-	-	2	31	13
Less: Net Earnings Attributable to
Noncontrolling Interests	11	4	32	38	28
Net Earnings Attributable to Shareholders	519	196	383	453	207

Basic Earnings Per Common Share:
Earnings from Continuing Operations	$4.49	$1.71	$3.24	$3.63	$1.69
Discontinued Operations	-	-	.01	.21	.09
Net Earnings Attributable to Shareholders	4.49	1.71	3.25	3.84	1.78

Diluted Earnings Per Common Share:
Earnings from Continuing Operations	$4.45	$1.67	$3.09	$3.54	$1.66
Discontinued Operations	-	-	.01	.21	.09
Net Earnings Attributable to Shareholders	4.45	1.67	3.10	3.75	1.75

Cash Dividends Paid Per Share of Common Stock	$.52	$.50	$.40	$.37	$.33

Ratio of Earnings to Fixed Charges Including
Annuity Benefits (a)	2.58	1.63	2.40	2.62	1.77

Balance Sheet Data:
Total Assets	$27,683	$26,428	$25,808	$25,101	$22,816
Long-term Debt	828	1,030	937	921	1,000
Shareholders' Equity	3,781	2,490	3,046	2,929	2,458

(a)

Fixed charges are computed on a "total enterprise" basis. For purposes of calculating the ratios, "earnings" have been computed by adding to pretax earnings the fixed charges and the noncontrolling interests in earnings of subsidiaries having fixed charges and the undistributed equity in losses of investees. Fixed charges include interest (including annuity benefits as indicated), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor.

The ratio of earnings to fixed charges excluding annuity benefits was 11.06, 4.75, 8.49, 9.15 and 4.58 for 2009, 2008, 2007, 2006 and 2005, respectively. Although the ratio of earnings to fixed charges excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, some investors and lenders may not consider interest credited to annuity policyholders' accounts a borrowing cost for an insurance company, and accordingly, believe this ratio is meaningful.

ITEM 7

Management's Discussion and Analysis

of Financial Condition and Results of Operations

____________________________________________________________________________________

INDEX TO MD&A
	Page		Page
General	25	Results of Operations	43
Overview	25	General	43
Critical Accounting Policies	26	Income Items	43
Liquidity and Capital Resources	26	Expense Items	50
Ratios	26	Recent Accounting Standards	51
Parent and Subsidiary Liquidity	27	Proposed Accounting Standards	52
Contractual Obligations	29
Off-Balance Sheet Arrangements	29
Investments	29
Uncertainties	34

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

At December 31, 2009, AFG (parent) held approximately $223 million in cash and securities and had $500 million available under a bank line of credit expiring in March 2011.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses and in the sale of traditional fixed, indexed and variable annuities and a variety of supplemental insurance products.

The property and casualty business is cyclical in nature with periods of high competition resulting in low premium rates, sometimes referred to as a "soft market" or "downcycle" followed by periods of reduced competition and higher premium rates, referred to as a "hard market" or "upcycle." The 1990's were a soft market period; prices started to harden in 2000 and accelerated significantly following the terrorist attacks in 2001. Rate increases for AFG's specialty businesses moderated during the latter part of 2003 and that trend continued until 2005, when renewal rates were flat. While AFG's workers' compensation operations experienced significant rate decreases from 2005 through 2008, reflecting the improved claims environment from reform legislation, overall average renewal pricing was down about 2% in 2006, 4% in 2007 and 2008 and unchanged in 2009.

AFG reported net earnings attributable to shareholders of $519 million ($4.45 per share diluted) in 2009 compared to $196 million ($1.67 per share diluted) in 2008. Results for 2009 reflect net realized gains on investments compared to net realized losses in 2008, higher investment income and improved underwriting results in the property and casualty insurance operations.

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

	December 31,
	2009	2008
Long-term debt	$ 828	$1,030
Total capital (*)	4,698	4,351
Ratio of debt to total capital:
Including debt secured by real estate	17.6%	23.7%
Excluding debt secured by real estate	16.4%	22.5%

(*) Includes long-term debt, noncontrolling interests and
shareholders' equity (excluding unrealized gains
(losses) related to fixed maturity investments).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.58 for the year ended December 31, 2009. Excluding annuity benefits, this ratio was 11.06 for 2009. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

The NAIC's model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2009, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements.

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

AFG can borrow up to $500 million under a revolving credit facility, which expires in March 2011. There were no borrowings outstanding under this agreement at December 31, 2009.

During 2009, AFG repurchased 3.3 million shares of its Common Stock for $81 million. Through February 19, 2010, an additional 2.1 million shares were repurchased for $53 million, using cash on hand at the parent company.

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

During 2008, AFG repurchased $37 million of its 7-1/8% Senior Debentures due April 2009, paid $190 million in cash and issued 2.4 million shares of Common Stock to redeem its Senior Convertible Notes and repurchased 1.8 million shares of its Common Stock for $47 million.

During 2007, AFG repurchased 6.9 million shares of its Common Stock for $199 million, funded the $239 million in costs associated with GAFRI's purchase of its Common Stock not previously owned by AFG, and redeemed the $59 million of 7-1/8% Debentures that matured in December 2007.

All debentures and notes issued by AFG (and AAG Holding Company, a GAFRI subsidiary) are rated investment grade by two nationally recognized rating agencies. Under a currently effective shelf registration statement, AFG can offer additional equity or debt securities. The shelf registration provides AFG with flexibility to access the capital markets from time to time as market and other conditions permit.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary's contribution to amounts due under AFG's consolidated tax return.

Subsidiary Liquidity  Great American Life Insurance Company ("GALIC"), a wholly-owned annuity and supplemental insurance subsidiary, became a member of the Federal Home Loan Bank of Cincinnati ("FHLB") in the third quarter of 2009. The FHLB makes loans and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds borrowed. GALIC's $14 million investment in FHLB capital stock at December 31, 2009, is included in other investments at cost. Membership in the FHLB provides the annuity and supplemental insurance operations with a substantial additional source of liquidity. No funds have been borrowed from the FHLB.

In 2008, GAFRI used cash on hand to redeem its $28 million in 6-7/8% notes at maturity. In 2007, AAG Holding used funds borrowed under a bank credit line to redeem its $22 million in outstanding 8-7/8% Subordinated Debentures for $23 million in cash.

In 2007, National Interstate Corporation ("NATL"), a 53%-owned subsidiary of GAI, entered into a five-year unsecured credit agreement under which it can borrow up to $75 million, subject to certain conditions. Amounts borrowed bear interest at rates ranging from .45% to .9% (currently .65%) over LIBOR based on NATL's credit rating. In 2008, NATL borrowed $15 million under the credit agreement to redeem its subordinated debentures at par. No additional amounts have been borrowed on this line.

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

For statutory accounting purposes, equity securities of non-affiliates are generally carried at fair value. At December 31, 2009, AFG's insurance companies owned publicly traded equity securities with a fair value of $385 million. In addition, GAI's investment in NATL common stock had a fair value of $173 million and a statutory carrying value of $137 million at December 31, 2009. Decreases in market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group's dividend-paying capability.

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

		Within			More than
	Total	One Year	2-3 Years	4-5 Years	5 Years
Annuity, life, accident and
health liabilities (a)	$12,938	$1,563	$2,716	$2,511	$6,148
Property and casualty unpaid
losses and loss adjustment
expenses (b)	6,412	1,800	2,000	1,300	1,312
Long-term debt, including
interest	1,763	78	177	147	1,361
Operating leases (c)	404	34	79	64	227
Total (d)	$21,517	$3,475	$4,972	$4,022	$9,048

(a)	Reserve projections include anticipated cash benefit payments only. Projections do not include any impact for future earnings or additional premiums.
(b)

Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $2.5 billion as follows: Within 1 year - $700 million; 2-3 years - $800 million; 4-5 years - $500 million; and thereafter - $513 million. Actual payments and their timing could differ significantly from these estimates.

(c)	Includes 15-year lease for new office space with rentals, including estimated operating costs, averaging approximately $16.9 million per year beginning in 2011.
(d)	AFG's $46 million liability for unrecognized tax benefits as of December 31, 2009, is not included because the period of payment cannot be reliably estimated.

AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2009.

Off-Balance Sheet Arrangements  See Note P - "Additional Information - Financial Instruments with Off-Balance Sheet Risk" to the financial statements.

AFG owns interests in certain variable interest entities which are not presently required to be consolidated. See "Collateralized Loan Obligations" in Note P to the financial statements. There are no contractual requirements or intentions to make additional investments in these entities.

Investments  AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG's investment portfolio at December 31, 2009, contained $16.8 billion in "Fixed maturities" classified as available for sale and $411 million in "Equity securities", all carried at fair value with unrealized gains and losses included in a separate component of shareholders' equity on an after-tax basis. In addition, $373 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.

As detailed under "Net Unrealized Gain (Loss) on Marketable Securities" in Note E to the financial statements, unrealized gains and losses on AFG's fixed maturity and equity securities are included in Shareholders' Equity after adjustments for related changes in deferred policy acquisition costs and certain liabilities related to annuities, noncontrolling interests and deferred income taxes. DPAC applicable to annuity products is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding increases or decreases (net of tax) included in equity under "Accumulated other comprehensive income (loss)."

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2009, the average life of AFG's fixed maturities was about six years.

Fair values for AFG's portfolio are determined by AFG's internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities ("MBS"), which comprise approximately one-third of AFG's fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the other two-thirds of AFG's fixed maturity portfolio, approximately 95% are priced using a pricing service and the balance is priced internally or by using non-binding broker quotes. When prices obtained for the same security vary, AFG's internal investment professionals select the price they believe is most indicative of an exit price.

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

Increasing turmoil in the global financial markets caused credit spreads (the difference in rates between U.S. government bonds and other fixed maturities) to widen significantly during 2008 and early 2009. These wider spreads, as well as a lack of liquidity and the collapse of several financial institutions, were the primary cause of AFG's pretax net unrealized loss on fixed maturities rising from $47 million at December 31, 2007, to $1.9 billion at December 31, 2008. The impact of improving market conditions on the fair value of AFG's portfolio beginning in the second quarter of 2009 resulted in a pretax net unrealized gain of $93 million at December 31, 2009.

In general, the fair value of AFG's fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG's fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31, 2009 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$17,195
Pretax impact on fair value of 100 bps
increase in interest rates	($ 825)
Pretax impact as % of total fixed maturity portfolio	(4.8%)

Approximately 92% of the fixed maturities held by AFG at December 31, 2009, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFG's $5.5 billion investment in MBS represented approximately one-third of its fixed maturities at December 31, 2009. MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.

Summarized information for AFG's MBS (including those classified as trading) at December 31, 2009, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed rate mortgages. The average life of the residential and commercial MBS is approximately 4 and 5 years, respectively.
					% Rated
	Amortized		Fair Value as	Unrealized	Investment
Collateral type	Cost	Fair Value	% of Cost	Gain (Loss)	Grade
Residential:
Agency-backed	$ 595	$ 619	104%	$ 24	100%
Non-agency prime	2,249	2,182	97	(67)	89
Alt-A	960	864	90	(96)	62
Subprime	356	310	87	(46)	71
Other	29	28	97	(1)	50
Commercial	1,468	1,465	100	(3)	100
	$5,657	$5,468	97%	($189)	87%

The National Association of Insurance Commissioners ("NAIC") assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. Beginning with year-end 2009 reporting of MBS by insurance companies, the NAIC retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for all non-agency residential mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2009, 98% (based on statutory carrying value of $5.5 billion) of AFG's MBS securities had an NAIC designation of 1 or 2.

Issuers will sometimes purchase monoline insurance to "wrap" or enhance the credit of a security issuance in order to benefit from better market execution. At December 31, 2009, AFG owned approximately $1.1 billion of fixed maturity securities wrapped by monoline insurers. Of the credit enhancement, 31% was provided by MBIA Inc., 26% by Assured Guaranty Municipal Corp. and an additional 25% by Ambac Assurance Corporation. AFG's direct investment in monoline credit insurers was approximately $13 million at December 31, 2009.

The table below summarizes (in millions) the credit quality of AFG's investments that have been enhanced by monoline insurers at December 31, 2009.

	Carrying Value
	Insured	Underlying
Rating	Rating	Rating

AAA-A	$ 923	$ 875
BBB	100	103
BB	26	18
Other	62	48
Not rated	-	67
	$1,111	$1,111

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at December 31, 2009, is shown in the following table (dollars in millions). Approximately $339 million of available for sale "Fixed maturities" and $46 million of "Equity securities" had no unrealized gains or losses at December 31, 2009.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$10,947	$5,537
Amortized cost of securities	$10,366	$6,025
Gross unrealized gain (loss)	$ 581	($ 488)
Fair value as % of amortized cost	106%	92%
Number of security positions	2,367	1,263
Number individually exceeding
$2 million gain or loss	28	32
Concentration of gains (losses) by
type or industry (exceeding 5% of
unrealized):
Mortgage-backed securities	$ 148	($ 337)
Banks, savings and credit institutions	39	(55)
Gas and electric services	81	(8)
States and Municipalities	40	(15)
Percentage rated investment grade	96%	84%

Equity Securities
Fair value of securities	$ 313	$ 52
Cost of securities	$ 120	$ 62
Gross unrealized gain (loss)	$ 193(*)	($ 10)
Fair value as % of cost	259%	85%
Number of security positions	61	25
Number individually exceeding
$2 million gain or loss	4	1

(*)	Includes $160 million on AFG's investment in Verisk Analytics, Inc.

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at December 31, 2009, based on their fair values. Asset- backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	with	with
	Unrealized	Unrealized
Maturity	Gains	Losses
One year or less	3%	1%
After one year through five years	35	18
After five years through ten years	33	27
After ten years	4	9
	75	55
Mortgage-backed securities (average
life of approximately four years)	25	45
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.
			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at December 31, 2009

Securities with unrealized gains:
Exceeding $500,000 (318 issues)	$ 3,915	$334	109%
$500,000 or less (2,049 issues)	7,032	247	104
	$10,947	$581	106%

Securities with unrealized losses:
Exceeding $500,000 (311 issues)	$ 2,097	($370)	85%
$500,000 or less (952 issues)	3,440	(118)	97
	$ 5,537	($488)	92%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.
			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Loss	Basis
Securities with Unrealized Losses at December 31, 2009

Investment grade fixed maturities with losses for:
Less than one year (452 issues)	$ 2,214	($ 46)	98%
One year or longer (458 issues)	2,430	(251)	91
	$ 4,644	($297)	94%

Non-investment grade fixed maturities with losses for:
Less than one year (82 issues)	$ 131	($ 21)	86%
One year or longer (271 issues)	762	(170)	82
	$ 893	($191)	82%

Common equity securities with losses for:
Less than one year (7 issues)	$ 3	($ 1)	79%
One year or longer (1 issues)	2	-	99
	$ 5	($ 1)	86%

Perpetual preferred equity securities with losses for:
Less than one year (none)	$ -	$ -	- %
One year or longer (17 issues)	47	(9)	84
	$ 47	($ 9)	84%

When a decline in the value of a specific investment is considered to be "other-than-temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are "other-than-temporary" requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:
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

Based on its analysis of the factors listed above, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability to hold the securities until they recover in value and, at December 31, 2009, had no intent to sell them. Although AFG has the ability to continue holding its investments with unrealized losses, its intent may change due to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG's ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG's investment portfolio could have a significant adverse effect on AFG's liquidity. For information on AFG's realized gains (losses) on securities, including charges for "other-than-temporary" impairment, see Management's Discussion and Analysis - "Results of Operations - Realized Gains (Losses) on Securities."

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
	Gross Loss Reserves at December 31, 2009
				Total
	Case	IBNR	LAE	Reserve
Statutory Line of Business
Other liability - occurrence	$ 402	$1,577	$327	$2,306
Workers' compensation	709	293	117	1,119
Other liability - claims made	233	394	122	749
Special property (fire, allied lines,
inland marine, earthquake)	341	49	25	415
Commercial auto/truck liability/medical	138	199	68	405
Commercial multi-peril	120	104	83	307
Other lines	141	343	145	629
Total Statutory Reserves	2,084	2,959	887	5,930

Adjustments for GAAP:
Reserves of foreign operations	207	215	4	426
Deferred gains on retroactive reinsurance	-	86	-	86
Loss reserve discounting	(22)	-	-	(22)
Other	(8)	-	-	(8)
Total Adjustments for GAAP	177	301	4	482

Total GAAP Reserves	$2,261	$3,260	$891	$6,412

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system that can eliminate the risk of actual ultimate results differing from such estimates. As shown in footnote (a) to the reserve development table (loss triangle) on page 8, the original estimates of AFG's liability for losses and loss adjustment expenses, net of reinsurance, over the past 10 years have developed through December 31, 2009, to be deficient (for five years) by as much as 20.6% and redundant (for five years) by as much as 12.0% (excluding the effect of special charges for asbestos, environmental and other mass tort exposures). This development illustrates the historical impact caused by variability in factors considered in estimating insurance reserves.

Following is a discussion of certain critical variables affecting the estimation of loss reserves of the more significant long-tail lines of business (asbestos and environmental liabilities are separately discussed below). Many other variables may also impact ultimate claim costs.

An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. However, future results could vary due to an unexpected change in the underlying cost trends. This unexpected change could arise from a variety of sources including a general increase in economic inflation, inflation from social programs, new medical technologies, or other factors such as those listed below in connection with our largest lines of business. It is not possible to isolate and measure the potential impact of just one of these variables, and future cost trends could be partially impacted by several such variables. However, it is reasonable to address the sensitivity of the reserves to potential impact from changes in these variables by measuring the effect of a possible overall 1% change in future cost trends that may be caused by one or more variables. Utilizing the effect of a 1% change in overall cost trends enables changes greater than 1% to be estimated by extrapolation. Each additional 1% change in the cost trend would increase the effect on net earnings by an amount slightly (about 5%) greater than the effect of the previous 1%. For example, if a 1% change in cost trends in a line of business would change net earnings by $20 million, a 2% change would change net earnings by approximately $41 million.

The estimated cumulative impact that a 1% change in cost trends would have on net earnings is shown below (in millions).

Effect of 1%
Change in
Line of business	Cost Trends
Other liability - occurrence	$23
Workers' compensation	19
Other liability - claims made	12
Commercial auto/truck liability/medical	4
Commercial multi-peril	4

The judgments and uncertainties surrounding management's reserve estimation process and the potential for reasonably possible variability in management's most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (in millions) what the impact on AFG's net earnings would be on the more significant lines of business if the December 31, 2009, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.
	5-yr. Average	Net Reserves(**)	Effect on Net
	Development(*)	December 31, 2009	Earnings(**)

Other liability - occurrence	(2.7%)	$863	$23
Workers' compensation	(.8%)	707	6
Other liability - claims made	(.4%)	472	2
Commercial auto/truck liability/
medical	(3.5%)	244	9
Commercial multi-peril	(1.7%)	195	3

(*) Unfavorable (favorable), net of tax effect.
(**) Excludes asbestos and environmental liabilities.

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

  Litigious climate
  Unpredictability of judicial decisions regarding coverage issues
  Magnitude of jury awards
  Outside counsel costs
  Timing of claims reporting

AFG recorded favorable development of $55 million in 2009, $72 million in 2008 and $91 million in 2007 related to its other liability-occurrence coverage where both the frequency and severity of claims were lower than previously projected.

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
  Timing of claims reporting

AFG's workers' compensation business is written primarily in California. Significant reforms passed by the California state legislature in 2003 and in 2004 reduced employer premiums and set treatment standards for injured workers. AFG recorded favorable prior year loss development of $20 million in 2009, $32 million in 2008 and $22 million in 2007 due primarily to the impact of the legislation on medical claim costs being more favorable than previously anticipated. As claims incurred in 2003 through 2006 are now reaching a higher percentage of settlement and maturity, management is able to estimate the ultimate costs of these claims with more precision.

While, to some extent, the standard actuarial techniques reflect the expected impacts from the reforms and recent judicial decisions, future costs depend on the implementation and interpretation of these items throughout the workers' compensation system over the next several years. While management applies the actuarial methods mentioned above, more judgment is involved in arriving at the final reserve to be held. For recent accident years, more weight is given to the methods based on claim count and severity. Management reviewed the frequency, severity and loss and LAE ratios implied by the projections from the standard tests in light of the uncertainties of future costs to determine the appropriate reserve level.

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

AFG recorded favorable prior year loss development of $26 million in 2009 and $29 million in 2008 on its directors' and officers' liability business as claim severity was significantly less than expected. The legal professional liability business, which is in run-off, had favorable development of $14 million in 2009 after several years of modest adverse development; as this run-off liability has matured, the claim severity trends have stabilized and the frequency is also less than expected.

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

AFG recorded favorable prior year loss development of $6 million in 2009, $8 million in 2008 and $7 million in 2007 for this line of business as claim severity was significantly lower than in prior assumptions.

Commercial Multi-Peril

This long-tail line of business consists of two or more coverages protecting the insured from various property and liability risk exposures. The commercial multi-peril line of business includes coverage similar to other liability - occurrence, so in general, variables affecting estimation of loss reserves for commercial multi-peril include those mentioned above for other liability - occurrence. In addition, this line includes reserves for a run-off book of homebuilders business covering contractors' liability for construction defects. Variables important to estimating the liabilities for this coverage include:

  Changing legal/regulatory interpretations of coverage
  Statutes of limitations and statutes of repose in filing claims
  Changes in policy forms and endorsements

AFG recorded favorable prior year loss development of $7 million in 2008 and adverse prior year loss development of $21 million in 2007 on its run-off homebuilders business (mostly from exposures in California and Nevada).

Reserves of Foreign Operations

Reserves of foreign operations relate primarily to the operations of Marketform Group, Limited, AFG's 67%-owned United Kingdom-based Lloyd's insurer. Historically, the largest line of business written by Marketform has been non-U.S. medical malpractice, which provides coverage for injuries and damages caused by medical care providers, including but not limited to, hospitals and their physicians. Although Marketform offers this product in approximately 30 countries, the majority of the business has been written in the United Kingdom, Australia and Italy.

Significant variables in estimating the loss reserves for the medical malpractice business include:

  Litigious environment
  Magnitude of court awards
  A slow moving judicial system including varying approaches to medical malpractice claims among courts in different regions of Italy
  Third party claims administration in Italy
  Trends in claim costs, including medical cost inflation and, in Italy, escalating tables used to establish damages for personal injury

Marketform recorded adverse prior year reserve development of $56 million in 2009 related primarily to its Italian public hospital medical malpractice business, which it ceased writing in 2008. The development resulted from significant issues related to third party administration of claims and a challenging legal environment in Italy. Management believes that current reserves, which represent its best estimate of future liabilities, are adequate. Nonetheless, it concluded that sufficient uncertainty exists with respect to Italian public hospital medical malpractice reserves to leave open the 2007 year of account, in accordance with Lloyd's provisions until a larger percentage of claims have been paid and the ultimate liabilities can be estimated with greater certainty.

Traditional actuarial techniques are not applicable to the Italian public hospital medical malpractice business due to the significant changes in this account over time. Accordingly, more detailed methods are used, including claim count development times average severity, and uplifting case reserves to historical severity levels.

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

The following table illustrates the effect that purchasing reinsurance has had on AFG's combined ratio over the last three years.

	2009	2008	2007
Before reinsurance (gross)	83.3%	89.1%	81.0%
Effect of reinsurance	(.6)	(1.5)	2.3
Actual (net of reinsurance)	82.7%	87.6%	83.3%

Asbestos and Environmental-related ("A&E") Insurance Reserves  Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2009	2008
Asbestos	$300	$315
Environmental	78	84
A&E reserves, net of reinsurance recoverable	378	399
Reinsurance recoverable, net of allowance	79	67
Gross A&E reserves	$457	$466

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

Establishing reserves for A&E claims relating to policies and participations in reinsurance treaties and former operations is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used and a meaningful range of loss cannot be estimated. Case reserves and expense reserves are established by the claims department as specific policies are identified. In addition to the case reserves established for known claims, management establishes additional reserves for claims not yet known or reported and for possible development on known claims. These additional reserves are management's best estimate based on periodic comprehensive studies and internal reviews adjusted for payments and identifiable changes, supplemented by management's review of industry information about such claims, with due consideration to individual claim situations. Management believes that estimating the ultimate liability for asbestos claims presents a unique and difficult challenge to the insurance industry due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry is engaged in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase.

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

While management believes that AFG's reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims, the impact of recent bankruptcy filings, and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, how claims are to be allocated among triggered policies and implicated years, and whether claimants who exhibit no signs of illness will be successful in pursuing their claims. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net income by approximately $19 million.

During 2009, AFG completed a comprehensive study of its asbestos and environmental reserves with the assistance of outside actuarial and engineering firms and specialty outside counsel. Similar studies were completed in 2007, 2005 and 2003, respectively. The 2009 study resulted in minor adjustments to A&E reserves.

An in-depth internal review completed in 2008 resulted in a $12 million pretax charge (net of reinsurance recoverables) to increase the property and casualty group's A&E reserves. The 2007 study resulted in AFG recording a pretax charge of $44 million (net of reinsurance recoverables) to increase its insurance A&E reserves. Management expects to conduct a comprehensive study every two years with an in-depth internal review during the intervening years. For a discussion of the A&E reserve strengthening, see Management's Discussion and Analysis - "Results of Operations - Asbestos and Environmental Reserve Charges."

AFG tracks its A&E claims by policyholder. The following table shows, by type of claim, the number of policyholders that did not receive any payments in the calendar year separate from policyholders that did receive a payment. Policyholder counts represent policies written by AFG subsidiaries and do not include assumed reinsurance.

	2009	2008	2007
Number of policyholders with no payments:
Asbestos	71	108	83
Environmental	156	275	269
	227	383	352

Number of policyholders with payments:
Asbestos	110	83	115
Environmental	22	23	18
	132	106	133

Total	359	489	485

Amounts paid (net of amounts received from reinsurers) for asbestos and environmental claims, including loss adjustment expenses, were as follows (in millions):

	2009	2008	2007
Asbestos	$11	$26	$47
Environmental	14	10	13
Total	$25	$36	$60

Contingencies related to Subsidiaries' Former Operations  The A&E studies and review discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier's predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by GAFRI. Charges resulting from the A&E studies and review were less than $10 million in 2009 and 2008. As a result of the 2007 study, A&E reserves were increased by $43 million reflecting higher estimates of the cost of mesothelioma claims (partially offset by lower claim counts) and increased clean-up estimates at certain former rail and manufacturing sites. Liabilities for claims and contingencies arising from these former operations totaled $95 million at December 31, 2009. For a discussion of the uncertainties in determining the ultimate liability, see Note M - "Contingencies" to the financial statements.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 2009

General  AFG's net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following table identifies such items and reconciles net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions, except per share amounts):

	2009	2008	2007
Core net operating earnings	$ 493	$ 476	$ 486
Special asbestos and environmental charges(*)	-	(10)	(56)
Realized investment gains (losses)(*)	26	(270)	(47)
Net earnings attributable to shareholders	$ 519	$ 196	$ 383

Diluted per share amounts:
Core net operating earnings	$4.23	$4.07	$3.94
Special asbestos and environmental charges(*)	-	(.09)	(.46)
Realized investment gains (losses)(*)	.22	(2.31)	(.38)
Net earnings attributable to shareholders	$4.45	$1.67	$3.10

(*) The tax effects of reconciling items are shown below (in millions):

	2009	2008	2007
Special A&E charges	$ -	$ 5	$31
Realized investment gains (losses)	(8)	146	25

In addition, realized investment gains (losses) are shown net of noncontrolling interests of ($4 million) in 2009, $10 million in 2008 and ($1 million) in 2007.

Net earnings attributable to shareholders increased in 2009 compared to 2008 due primarily to after-tax net realized gains of $26 million in 2009 compared to after-tax net realized losses of $270 million in 2008. Core net operating earnings increased in 2009 due primarily to improved underwriting profits in the specialty property and casualty operations and higher investment income.

Net earnings attributable to shareholders decreased in 2008 compared to 2007 due primarily to after-tax net realized losses of $270 million in 2008 compared to $47 million in 2007. Core net operating earnings decreased in 2008 as higher earnings from the annuity and supplemental insurance operations and higher investment income were more than offset by lower underwriting profits within the specialty property and casualty operations.

Property and Casualty Insurance - Underwriting  AFG reports its Specialty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty, (iii) Specialty financial, and (iv) California workers' compensation. Due to the decreasing size of the California workers' compensation business, AFG intends to include it in the Specialty casualty sub-segment beginning in 2010.

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

AFG's combined ratio has been better than the industry average for twenty-three of the last twenty-four years and excluding AFG's special A&E charges, for all twenty-four years. Management believes that AFG's insurance operations have performed better than the industry as a result of product line diversification, stringent underwriting discipline, alignment of incentives, and, more recently, a specialty niche focus.

Premiums and combined ratios for AFG's property and casualty insurance operations were as follows (dollars in millions):

	2009	2008	2007
Gross Written Premiums (GAAP)
Property and transportation	$1,816	$2,160	$1,834
Specialty casualty	1,200	1,273	1,309
Specialty financial	557	596	585
California workers' compensation	194	238	249
Other	(4)	-	3
	$3,763	$4,267	$3,980
Net Written Premiums (GAAP)
Property and transportation	$ 872	$1,292	$1,132
Specialty casualty	755	816	789
Specialty financial	448	492	488
California workers' compensation	168	213	233
Other	68	73	70
	$2,311	$2,886	$2,712
Combined Ratios (GAAP)
Property and transportation	74.1%	87.9%	77.9%
Specialty casualty	91.5	75.2	74.7
Specialty financial	74.1	109.2	94.6
California workers' compensation	100.1	78.2	78.3
Total Specialty	82.4	87.3	81.3
Aggregate (including discontinued lines)	82.7%	87.6%	83.3%

Gross and net written premiums decreased 12% and 20%, respectively, in 2009 compared to 2008. A soft market, a decision to exit certain automotive-related lines of business, depressed economic conditions and lower crop prices contributed to the decline in gross written premiums. Increased cessions under a crop reinsurance agreement further reduced net written premiums. Excluding crop operations, gross and net written premiums decreased 8% and 10%, respectively, in 2009. Overall average renewal rates in 2009 were flat when compared with the prior year period.

The Specialty insurance operations generated an underwriting profit of $424 million in 2009, $60 million higher than in 2008. The 2009 combined ratio improved 4.9 points from 2008 primarily as a result of higher crop underwriting profits and lower catastrophe losses, partially offset by lower favorable development. Results for 2009 include $205 million (8.5 points) of favorable reserve development compared to $251 million (8.7 points) in 2008. Catastrophe losses totaled $18 million (.7 points) in 2009 compared to $59 million (2.1 points) in 2008.

Gross and net written premiums increased 7% and 6%, respectively, in 2008 compared to 2007. Significantly higher premiums in the crop operations and premiums from the Marketform operations acquired in January 2008, more than offset declines in certain other Specialty operations resulting from a soft market and depressed economic conditions. Apart from rate decreases in the California workers' compensation business, average renewal rates in AFG's other specialty operations were down about 3% in 2008.

The Specialty insurance operations generated an underwriting profit of $364 million in 2008 compared to $506 million in 2007. The 2008 combined ratio increased 6.0 points to 87.3%. Increased losses in the run-off residual value insurance ("RVI") operations, higher catastrophe losses, lower underwriting profits in the crop business and the effects of a softer market more than offset higher favorable reserve development. Specialty insurance results for 2008 include 8.7 points of favorable reserve development compared to 5.7 points in 2007. Losses from catastrophes (principally wind-related storm damage from hurricanes Gustav and Ike and tornadoes in the Midwestern part of the United States) totaled $59 million in 2008. By comparison, catastrophe losses for 2007 were negligible.

Property and transportation gross and net written premiums decreased significantly in 2009 as a result of lower spring commodity prices on crop operations, planned volume reductions in the inland marine operations and soft market conditions in the property and inland marine and transportation operations. Increased cessions under a crop reinsurance treaty also reduced net written premiums in 2009. Excluding crop, net written premiums for this group decreased 11% in 2009 when compared to the 2008 period. This group reported 2009 underwriting profits of $236 million, a 51% improvement over the 2008 period. The combined ratio improved 13.8 points to 74.1%. Favorable crop yields and relatively stable commodity prices resulted in record profitability for the crop operations and contributed in large measure to these results. The other property and transportation businesses reported strong underwriting profits notwithstanding soft market conditions. Results for 2009 include $52 million (5.7 points) of favorable reserve development compared to $65 million (5.0 points) in 2008. Catastrophe losses for this group were $7 million in 2009 compared to $50 million in 2008.

Gross and net written premiums increased significantly in 2008 due to the effect of higher spring commodity pricing on crop operations, partially offset by lower premiums in the property and inland marine operations resulting from a competitive marketplace. The property and transportation group reported an underwriting profit of $156 million in 2008, $89 million lower than in 2007. The combined ratio of 87.9% increased 10.0 points over 2007 as a result of lower underwriting profits in the crop operations and higher catastrophe losses, which were offset somewhat by higher favorable reserve development. There were 5.0 points of favorable reserve development in 2008 compared to 4.0 points in 2007. Results for 2008 include 3.9 points of catastrophe losses compared to minimal catastrophe losses in 2007.

Specialty casualty gross and net written premiums decreased in 2009 due primarily to lower general liability coverages resulting from the softening in the homebuilders market and strong competition in the excess and surplus lines, partially offset by premium growth from Marketform, the start-up environmental operations and the executive liability business. This group reported an underwriting profit of $63 million in 2009, $136 million lower than in 2008. The combined ratio increased 16.3 points from the 2008 period to 91.5%. These results were considerably lower than 2008 due primarily to $56 million of adverse reserve development in Marketform's Italian public hospital medical malpractice business related to 2008 and prior years, which Marketform ceased writing in 2008. Also contributing to the Specialty casualty results were higher losses in a book of targeted program business, lower underwriting profits in the general liability and excess and surplus lines resulting from a depressed economy, particularly in the homebuilders' market, and competitive market conditions. Other businesses in this group produced excellent underwriting profit margins, but at lower levels than 2008.

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

Specialty financial gross written premiums decreased in 2009 primarily due to the impact of lower automobile sales on automotive-related lines of business. The decrease in net written premiums also reflects the decision to exit certain automotive-related lines of business. Premium growth in the financial institutions and fidelity and crime businesses partially offset these declines. This group reported an underwriting profit of $134 million in 2009, compared to an underwriting loss of $46 million in the comparable 2008 period. The run-off RVI operations reported an underwriting profit of $94 million in 2009 compared to an underwriting loss of $106 million in 2008, due to significant improvement in used car sale prices during the year. This group reported a combined ratio of 74.1%, a 35.1 point improvement over the 2008 period. Excluding the effect of RVI, the group's 2009 combined ratio was 91.8%, 5.0 points higher than in 2008 due primarily to losses in certain automotive-related lines.

Gross and net written premiums for 2008 were comparable to 2007. This group reported an underwriting loss of $46 million in 2008 compared to an underwriting profit of $25 million in 2007. Its combined ratio was 109.2%, an increase of 14.6 points over 2007. The 2008 loss resulted from sharp declines in used car sales prices in the run-off RVI business under a policyholder contract which had not experienced losses prior to 2008. Excluding the effect of RVI, the group's 2008 combined ratio was 86.8%, a 2.1 point improvement over 2007. Results for 2008 include 2.9 points of favorable reserve development compared to 1.2 points in 2007.

California workers' compensation gross and net written premiums decreased in 2009 in large measure due to the rate reductions in traditional workers' compensation business in California and reductions in employer payrolls. This group reported a small underwriting loss, compared to an underwriting gain of $45 million in 2008. The 2009 combined ratio was 100.1%, an increase of 21.9 points from the prior year period, reflecting the competitive pricing environment in California and rising average cost of claims. AFG received approval for an 8% rate increase, effective January 1, 2010. Renewal rates for business written in California were up 3% for 2009.

Gross and net written premiums decreased in 2008 compared to 2007 as rate reductions in the traditional workers' compensation business were partially offset by increased sales of the recently targeted excess workers' compensation products. This group reported solid profitability with a combined ratio of 78.2%, a slight improvement over the 2007 period. The California renewal rate reductions averaged about 14% in 2008. There were 15.8 points of favorable reserve development in 2008 compared to 9.2 points in 2007.

Asbestos and Environmental Reserve Charges  AFG has undertaken periodic studies of its asbestos and environmental reserves. During the second quarter of 2009, AFG completed a comprehensive study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty group and exposures related to former railroad and manufacturing operations and sites. The 2009 study was completed with the assistance of outside actuarial and engineering firms and specialty outside counsel and relied on a comprehensive exposure analysis. It considered products and non-products exposures, paid claims history, the pattern of new claims, settlements and projected development. Similar comprehensive studies have been completed every two years with an in-depth internal review during the intervening years. The 2009 study resulted in minor adjustments to A&E reserves. During the course of the 2009 study, there were no newly identified emerging trends or issues that management believes significantly impact the overall adequacy of AFG's A&E reserves.

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

At December 31, 2009, the property and casualty group's A&E reserves were $378 million, net of reinsurance recoverables. The survival ratio is a measure often used by industry analysts to compare A&E reserves strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2009, AFG's three year survival ratios were 10.6 times paid losses for the asbestos reserves and 9.3 times paid losses for the total A&E reserves. Excluding amounts associated with the settlements of asbestos-related coverage litigation for A.P. Green Industries (see Item 3 - "Legal Proceedings") and another large claim, AFG's three year survival ratios were 9.1 and 8.0 times paid losses for the asbestos reserves and total A&E reserves, respectively. These ratios compare favorably with data published by A.M. Best in December 2009, which indicate that industry survival ratios were 8.1 for asbestos reserves and 7.5 for total A&E reserves at December 31, 2008.

As a result of the in-depth internal review completed in the second quarter of 2008, AFG recorded a $12 million charge (net of reinsurance recoverables) to increase the property and casualty group's asbestos and environmental reserves. During the course of this review, there were no newly identified emerging trends or issues that management believes significantly impact the overall adequacy of AFG's A&E reserves. The modest increases were primarily due to reassessments of the potential losses on certain outstanding cases. The review relied on a comprehensive exposure analysis by AFG's internal A&E claims specialists and actuaries in consultation with external actuaries and outside specialty counsel. It considered products and non-products exposures, paid claims history, the pattern of new claims, settlements and projected development, as appropriate.

As a result of the 2007 study, AFG recorded a $44 million charge (net of reinsurance) to increase the property and casualty group's asbestos reserves by $31 million and its environmental reserves by $13 million. The primary causes of the increase in asbestos reserves were an increase in settlement amounts attributable to mesothelioma claims, the impact of a large case settlement with an installer of material containing asbestos, and continuing uncertainties related to non-product liability exposures. These trends were partially offset by lower than anticipated notices of new accounts and favorable development in the assumed reinsurance run-off operations. The primary reason for the increase in environmental reserves was a reassessment of the potential amount of loss related to certain environmental sites owned by a single insured.

In addition to the property and casualty group, the 2008 internal review encompassed reserves for asbestos and environmental exposures of the former railroad and manufacturing operations. As a result, AFG recorded a second quarter 2008 charge of $3 million (included in other expenses) to increase environmental reserves related to GAFRI's former manufacturing operations. The 2007 study resulted in a charge of $43 million (included in other expenses), including a $19 million increase in asbestos reserves resulting from increasing estimates of the cost of mesothelioma claims partially offset by lower estimated overall claim counts and a $24 million increase in environmental reserves due primarily to increased clean up estimates at certain former railroad and manufacturing sites.

Loss development  As shown in Note O - "Insurance - Insurance Reserves," AFG's property and casualty operations recorded favorable loss development of $198 million in 2009, $242 million in 2008 and $99 million in 2007 related to prior accident years. Major areas of favorable (adverse) development were as follows (in millions):

	2009	2008	2007
Property and transportation	$ 52	$ 65	$ 45
Specialty casualty	39	124	105
Specialty financial	105	15	6
California workers' compensation	20	32	22
Other specialty	(11)	15	(25)
Total Specialty	205	251	153
Other, primarily asbestos and
environmental charges	(7)	(9)	(54)
	$198	$242	$ 99

The favorable reserve development in the Property and transportation group is due primarily to lower than expected loss frequency in crop and ocean marine products and lower severity in farm and crop losses. Also contributing to the favorable reserve development in 2007 was lower than expected claim frequency and severity in specialty commercial automobile and inland marine products.

Favorable reserve development in the Specialty casualty group in 2009 reflects lower severity on claims in general liability and directors and officers liability as well as lower than expected frequency in the program (leisure camps, fairs and festivals, and sports and leisure) business; partially offset by adverse development on Italian public hospital medical malpractice liability products in Marketform.

Favorable reserve development in Specialty casualty in 2008 reflects lower severity on claims in the nursing home liability product, general liability, homebuilders and executive liability for large accounts as well as lower than expected frequency in homebuilders, executive liability for small accounts and the program (leisure camps, fairs and festivals, and sports and leisure) business. The favorable reserve development in Specialty casualty during 2007 was the result of lower than expected frequency and severity in the nursing home liability product and general liability business.

Favorable reserve development in Specialty financial in 2009 related to lower than expected frequency and severity in the run-off RVI operations due to favorable trends in used car sale prices. Lower loss severity in AFG's surety, fidelity and crime products contributed to favorable development in all three years.

The favorable reserve development in California workers' compensation reflects lower than expected claim severity and frequency as a result of the workers' compensation reform legislation passed in 2003 and 2004, although at lower levels in 2009 than in 2008 and 2007 due to judicial decisions in early 2009 tending to moderate some of the improvements from the reforms.

The development in Other specialty reflects adjustments to the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998, net of related amortization.

Annuity and Supplemental Insurance Operations  Operating earnings before income taxes (excluding realized gains (losses)) of the annuity and supplemental insurance segment were 3% higher in 2009 than in 2008 as improved profitability in the annuity operations more than offset lower earnings in the supplemental insurance operations. The 2008 results were 29% higher than 2007 as a result of higher earnings in the fixed annuity operations, primarily the result of higher spreads, and improved results in both the supplemental insurance and run-off life operations.

Statutory Annuity Premiums  The following table summarizes AFG's annuity sales (statutory, in millions).

	2009	2008	2007
403(b) Fixed and Indexed Annuities:
First Year	$ 66	$ 49	$ 62
Renewal	144	165	146
Single Sum	127	144	137
Subtotal	337	358	345

Non-403(b) Indexed Annuities	402	571	874
Non-403(b) Fixed Annuities	294	311	272
Bank Fixed Annuities	314	345	-
Variable Annuities	87	91	81
Total Annuity Premiums	$1,434	$1,676	$1,572

Management believes that the decrease in annuity premiums in 2009 compared to 2008 is attributable to (i) the impact of the economy and new regulations on 403(b) business, (ii) the impact of lower interest rates and (iii) AFG's pricing discipline across its annuity business.

The increase in annuity premiums in 2008 compared to 2007 reflects sales through the new bank distribution channel, as well as increased sales of traditional fixed annuities, partly offset by lower sales of indexed annuities in the single premium market.

Life, Accident and Health Premiums and Benefits  The following table summarizes AFG's life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	2009	2008	2007
Premiums
Supplemental insurance operations
First Year	$ 85	$ 79	$ 72
Renewal	329	325	319
Life operations (in run-off)	29	31	33
	$443	$435	$424

Benefits
Supplemental insurance operations	$317	$289	$298
Life operations (in run-off)	44	48	48
	$361	$337	$346

The increase in life, accident and health benefits in 2009 compared to 2008 reflects higher claim reserves and liabilities in the long-term care business, as well as growth in the overall supplemental insurance business. In January 2010, AFG ceased new sales of long-term care insurance. Renewal premiums will be accepted unless those policies lapse.

The decrease in life, accident and health benefits in 2008 compared to 2007 is due primarily to favorable results in AFG's long term care business.

Investment Income  Investment income increased $77 million for 2009 compared to 2008 and $118 million for 2008 compared to 2007 due primarily to higher yields on certain fixed maturity investments. Investment income includes $130 million in 2009 and $77 million in 2008 of interest income earned on interest-only and similar MBS, primarily non-agency interest-only securities with interest rates that float inversely with short-term rates. These MBS, the majority of which were purchased in late 2007 and early 2008, had a carrying value of $226 million at December 31, 2009. These securities have benefited from a slowing rate of prepayments and significantly lower short-term interest rates, which are reflective of the weak housing market and general economic conditions over the past two years.

The amortized cost of AFG's portfolio of non-agency residential MBS decreased $530 million during 2009 due primarily to paydowns. As these securities continue to pay down, management expects to reinvest the proceeds principally in high quality corporate bonds placing downward pressure on AFG's investment portfolio yield.

Realized Gains (Losses) on Securities  Realized gains (losses) on securities consisted of the following (in millions):

	2009	2008	2007

Realized gains (losses) before impairments:
Disposals	$115	($112)	$ 42
Change in the fair value of derivatives	154	81	8
Adjustments to annuity deferred policy
acquisition costs and related items	(23)	7	(1)

	246	(24)	49
Impairment charges:
Securities	(271)	(446)	(128)
Adjustments to annuity deferred policy
acquisition costs and related items	68	44	8
	(203)	(402)	(120)
	$ 43	($426)	($ 71)

Realized gains on disposals for 2009 include a fourth quarter gain of approximately $76 million on the sale of 3.6 million shares of Verisk Analytics, Inc. Realized losses on disposals for 2008 includes third quarter losses of $80 million on the sales of securities issued by Fannie Mae, Freddie Mac, Washington Mutual, Lehman Brothers and AIG.

The change in fair value of derivatives includes gains of $157 million in 2009, $81 million in 2008 and $5 million in 2007 from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note F - "Derivatives."

Approximately $221 million and $246 million of the impairment charges in 2009 and 2008, respectively, related to fixed maturity investments, primarily corporate bonds and MBS. See Note A - "Accounting Policies - Investments" for new accounting guidance adopted in 2009. In 2008, $199 million of the impairment charges were attributable to equity investments, primarily in financial institutions, including $47 million for National City Corporation. Impairment charges include $64 million in 2007 to write down AFG's equity investment in National City Corporation to fair value.

Realized Losses on Subsidiaries  In the third quarter of 2009, AFG recorded an estimated pretax loss of $2 million related to the October 2009 sale of a subsidiary that represented less than 1% of AFG's 2009 assets and revenues. Realized losses on subsidiaries for 2009 also includes a $3 million impairment charge to write off the goodwill associated with an annuity and supplemental insurance agency subsidiary. See Note H - "Goodwill and Other Intangibles."

Other Income  The $68 million decrease in other income for 2009 compared to 2008 reflects a $25 million decline in income from AFG's warranty business, lower income from real estate operations and lower fee income in certain other businesses. The $24 million decrease in other income for 2008 compared to 2007 reflects a $17 million decrease in income from AFG's warranty business and lower gains from the sale of real estate.

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

In the fourth quarters of 2009 and 2008, AFG conducted its detailed review of actual results and future assumptions underlying its annuity operations. As a result of the reviews, AFG recorded a $5 million charge in 2009 and a $19 million charge in 2008 to annuity benefits related to changes in these assumptions (primarily related to investment yields). Excluding these charges, annuity benefits increased $31 million in 2009 compared to 2008 reflecting growth in the annuity business as well as the impact of changes in interest rates on the fair value of the embedded derivatives related to the indexed annuity business. The $27 million increase in annuity benefits for 2008 compared to 2007 reflects growth in the annuity business.

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

As a result of the 2009 review of actual results and future assumptions discussed above in "Annuity Benefits," AFG recorded an $8 million write-off of DPAC due primarily to the impact of changes in assumptions related to future investment yields on the fixed annuity business. As a result of the 2008 review, AFG recorded a $15 million reduction in annuity and supplemental insurance acquisition expenses due primarily to changes in assumptions related to investment yields. This reduction was partially offset by $10 million in DPAC write-offs due to the impact of poor stock market performance on the variable annuity business. As a result of the 2007 review, AFG recorded a $9 million write-off of DPAC due to increased mortality in the run-off life operations.

The vast majority of the annuity and supplemental insurance group's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to further write-offs of DPAC or PVFP in the future.

Interest Charges on Borrowed Money  Interest expense decreased $3 million (5%) for 2009 compared to 2008 as the impact of the June 2009 issuance of $350 million in 9-7/8% Senior Notes was more than offset by the effect of lower average indebtedness and lower interest rates on floating rate borrowings. The proceeds from the issuance of the Senior Notes were used to pay down AFG's floating rate bank line that matures in 2011. This offering provides AFG with additional financial flexibility and liquidity, although at a higher rate of interest than available under the floating rate bank line.

Other Operating and General Expenses  The $61 million decrease in other operating and general expenses for 2008 compared to 2007 reflects a $45 million decrease in the expenses of AFG's warranty business and special charges of $3 million in 2008 compared to $43 million in 2007 to increase liabilities for asbestos and environmental exposures related to AFG's former railroad and manufacturing operations. For a discussion of the internal review and outside studies that resulted in the A&E charges, see "Asbestos and Environmental Reserve Charges" under Results of Operations - "Property and Casualty Insurance - Underwriting."

Income Taxes  See Note K - "Income Taxes" to the financial statements for an analysis of items affecting AFG's effective tax rate.

Noncontrolling Interests  The following table details net earnings in consolidated subsidiaries attributable to shareholders other than AFG (in millions):

	2009	2008	2007
National Interstate	$21	$5	$20
Marketform	(10)	(1)	-
Great American Financial Resources	-	-	12
	$11	$4	$32

The portion of National Interstate's net earnings attributable to noncontrolling shareholders declined in 2008 due primarily to net realized losses from investments and an increase in large loss severity related to its charter passenger transportation business. Marketform's loss in 2009 reflects $56 million of adverse reserve development in its Italian public hospital medical malpractice business. The amount shown above for GAFRI reflects the noncontrolling shareholders' share of GAFRI's earnings prior to GAFRI becoming a wholly-owned subsidiary of AFG in September 2007.

RECENT ACCOUNTING STANDARDS

New accounting standards implemented in 2009, are discussed in Note A - "Accounting Policies" under the following subheadings.

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

In June 2009, the FASB issued a new standard eliminating the concept of qualifying special purpose entities, revising the sale recognition requirements for transfers of financial assets, establishing conditions for transfer of a portion of a financial asset and requiring the initial measurement of beneficial interests that are received as proceeds in connection with transfers of financial assets at fair value. The new standard is effective for transfers of financial assets occurring on or after January 1, 2010. Management does not believe adoption of this standard will have a material impact on AFG's consolidated financial statements.

In June 2009, the FASB issued a new standard changing how a company determines when a company is the primary beneficiary, and therefore must consolidate, a variable interest entity ("VIE"). In addition to the VIE's purpose and design, this determination is based primarily on a company's ability to direct the activities of the entity that most significantly impacts the entity's economic performance and the obligation to absorb losses of the entity or receive benefits from the entity that could potentially be significant to the VIE. The new standard requires disclosures about the reporting company's continuing involvement with the VIE as well as its effect on the company's financial statements. The new standard is effective January 1, 2010. At December 31, 2009, AFG had an investment of approximately $700,000 ($6.4 million fair value) in unconsolidated collateralized loan obligation entities that it manages having assets of $2.3 billion that are expected to be consolidated under the new standard. Consolidation would add similar amounts of assets and liabilities to future AFG balance sheets and, depending upon the accounting policies selected to account for these items, also impact future income statements. AFG is still analyzing the impact of the new standard.

Proposed Accounting Standards

In November 2008, the Securities and Exchange Commission ("SEC") issued a proposed roadmap regarding the use of International Financial Reporting Standards ("IFRS") by U.S. issuers of financial statements. Under the proposed roadmap, AFG would be required to prepare its financial statements in accordance with IFRS instead of U.S. GAAP beginning in 2014. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board ("IASB"). While U.S. GAAP and IFRS have converged in many areas, the IASB is currently considering methodologies for valuing insurance contract liabilities that may be significantly different from the methodologies currently required by GAAP. AFG is currently assessing the impact that the adoption of IFRS would have on its financial statements and will continue to monitor the development of the potential implementation of IFRS.

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

Consistent with the discussion in Item 7 - Management's Discussion and Analysis - "Investments," the following table demonstrates the sensitivity of the fair value of AFG's fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on AFG's fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31 (based on the duration of the portfolio, dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

	2009	2008
Fair value of fixed maturity portfolio	$17,195	$14,360
Pretax impact on fair value of 100 bps
increase in interest rates	($ 825)	($ 804)
Pretax impact as % of total fixed maturity portfolio	(4.8%)	(5.6%)

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

								Fair
	First	Second	Third	Fourth	Fifth	Thereafter	Total	Value(*)
2009	$1,296	$1,274	$1,203	$1,195	$1,107	$5,260	$11,335	$10,365
2008	1,377	1,256	1,152	1,108	1,104	4,656	10,653	9,536

(*)	Fair value excludes life contingent annuities in the payout phase (carrying value of $212 million and $217 million at December 31, 2009 and 2008, respectively).

At December 31, 2009, the average stated crediting rate on the in-force block of AFG's principal fixed annuity products was approximately 3.6%. The current stated crediting rates (excluding bonus interest) on new sales of AFG's fixed annuity products generally range from 2.5% to 3.0%. AFG estimates that its effective weighted-average crediting rate on its in-force business over the next five years will approximate 3.5%. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

AFG's indexed annuities represented approximately 25% of annuity benefits accumulated at December 31, 2009. These annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG's strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives and adjusted to fair value through current earnings as annuity benefits. Adjusting these derivatives to fair value had a net effect of less than 2% of annuity benefits in 2009, 2008 and 2007.

Long-Term Debt  The following table shows scheduled principal payments (in millions) on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter.

	December 31, 2009			December 31, 2008
	Scheduled			Scheduled
	Principal			Principal
	Payments	Rate		Payments	Rate
2010	$ 1	5.8%	2009	$137	7.1%
2011	9	10.2	2010	1	5.8
2012	1	5.9	2011	9	10.2
2013	2	5.9	2012	1	5.9
2014	2	5.9	2013	2	5.9
Thereafter	726	8.4	Thereafter	379	7.1

Total	$741	8.4%	Total	$529	7.2%

Fair Value	$752		Fair Value	$423

At December 31, 2008, $465 million in borrowings were outstanding under the bank credit facility. No amounts were outstanding under the credit facility at December 31, 2009.

ITEM 8

Financial Statements and Supplementary Data
Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet:
December 31, 2009 and 2008	F-2

Consolidated Statement of Earnings:
Years ended December 31, 2009, 2008, and 2007	F-3

Consolidated Statement of Changes in Equity:
Years ended December 31, 2009, 2008, and 2007	F-4

Consolidated Statement of Cash Flows:
Years ended December 31, 2009, 2008, and 2007	F-5

Notes to Consolidated Financial Statements	F-6

"Selected Quarterly Financial Data" has been included in Note N to the
Consolidated Financial Statements.

Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.

ITEM 9A

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that these controls and procedures are effective. In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading or implementing new systems such as the new billing system implemented by several of AFG's property and casualty insurance business units in the fourth quarter of 2009. There have been no changes in AFG's internal control over financial reporting during the fourth fiscal quarter of 2009 that materially affected, or are reasonably likely to materially affect, AFG's internal control over financial reporting. There have been no significant changes in AFG's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG's principal executive officers and principal financial officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG's evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2009. The attestation report of AFG's independent registered public accounting firm on AFG's internal control over financial reporting as of December 31, 2009, is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

American Financial Group, Inc.

We have audited American Financial Group, Inc. and subsidiaries' (the Company's) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, American Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, changes in equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Cincinnati, Ohio
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, changes in equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in connection with implementing new accounting standards, the Company changed its methods of accounting for noncontrolling interests and for other-than-temporary impairments of investments in fixed maturity securities in 2009, and for unrecognized tax benefits in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Financial Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion thereon.

                                                /s/ERNST & YOUNG LLP

Cincinnati, Ohio

February 26, 2010

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars In Millions)

	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$ 1,119.5	$ 1,264.0
Investments:
Fixed maturities:
Available for sale - at fair value
(amortized cost - $16,730.1 and $15,948.1)	16,822.7	14,079.3
Trading - at fair value	372.7	280.5
Equity securities - at fair value
Common stocks (cost - $112.1 and $118.6)	298.2	216.5
Perpetual preferred stocks (cost - $116.0 and $178.4)	112.8	137.1
Mortgage loans	375.9	308.9
Policy loans	275.9	283.6
Real estate and other investments	413.5	300.6
Total cash and investments	19,791.2	16,870.5
Recoverables from reinsurers and prepaid
reinsurance premiums	3,892.1	4,301.7
Agents' balances and premiums receivable	553.6	629.7
Deferred policy acquisition costs	1,570.4	2,343.1
Deferred income taxes	73.4	593.9
Other receivables	542.2	414.8
Variable annuity assets (separate accounts)	548.8	415.9
Other assets	504.0	647.7
Goodwill	207.6	210.2

Total assets	$27,683.3	$26,427.5

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$ 6,412.3	$ 6,764.2
Unearned premiums	1,568.2	1,697.9
Annuity benefits accumulated	11,334.8	10,652.7
Life, accident and health reserves	1,602.8	1,539.8
Payables to reinsurers	462.7	504.1
Long-term debt	827.6	1,029.7
Variable annuity liabilities (separate accounts)	548.8	415.9
Accounts payable, accrued expenses and other
liabilities	1,007.2	1,221.6
Total liabilities	23,764.4	23,825.9

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 113,386,343 and 115,599,169 shares outstanding	113.4	115.6
Capital surplus	1,231.4	1,235.8
Retained earnings	2,273.6	1,841.6
Accumulated other comprehensive income (loss),
net of tax	162.7	(703.0)
Total shareholders' equity	3,781.1	2,490.0

Noncontrolling interests	137.8	111.6
Total equity	3,918.9	2,601.6

Total liabilities and equity	$27,683.3	$26,427.5

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(In Millions, Except Per Share Data)
	Year ended December 31,
	2009	2008	2007
Income:
Property and casualty insurance premiums	$2,412.5	$2,867.2	$2,702.7
Life, accident and health premiums	443.4	434.6	423.7
Investment income	1,200.3	1,123.2	1,005.0
Realized gains (losses) on:
Securities (*)	43.0	(426.4)	(70.8)
Subsidiaries	(5.0)	-	-
Other income	226.4	294.1	318.2
	4,320.6	4,292.7	4,378.8

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,187.0	1,622.3	1,432.3
Commissions and other underwriting expenses	808.2	889.4	820.0
Annuity benefits	434.9	418.0	371.5
Life, accident and health benefits	360.9	336.8	345.7
Annuity and supplemental insurance
acquisition expenses	187.4	177.3	175.1
Interest charges on borrowed money	66.7	70.0	71.3
Other operating and general expenses	462.6	463.0	524.0
	3,507.7	3,976.8	3,739.9
Operating earnings before income taxes	812.9	315.9	638.9
Provision for income taxes	282.2	115.9	225.8

Earnings from continuing operations	530.7	200.0	413.1

Discontinued operations, net of tax	-	-	2.2
Net earnings, including noncontrolling interests	530.7	200.0	415.3
Less: Net earnings attributable to
noncontrolling interests	11.4	4.2	32.1

Net Earnings Attributable to Shareholders	$ 519.3	$ 195.8	$ 383.2

Basic earnings per Common Share:
Continuing operations	$4.49	$1.71	$3.24
Discontinued operations	-	-	.01
Net earnings attributable to shareholders	$4.49	$1.71	$3.25

Diluted earnings per Common Share:
Continuing operations	$4.45	$1.67	$3.09
Discontinued operations	-	-	.01
Net earnings attributable to shareholders	$4.45	$1.67	$3.10

Average number of Common Shares:
Basic	115.7	114.4	117.7
Diluted	116.8	116.7	123.2

Amounts attributable to shareholders:
Continuing operations	$519.3	$195.8	$381.4
Discontinued operations	-	-	1.8
Net Earnings	$519.3	$195.8	$383.2

Cash dividends per Common Share	$.52	$.50	$.40

(*) Consists of the following:
Realized gains (losses) before impairments	$246.1	($ 24.6)	$ 48.6

Losses on securities with impairment	(373.2)	(401.8)	(119.4)
Non-credit portion recognized in other
comprehensive income (loss)	170.1	-	-
Impairment charges recognized in earnings	(203.1)	(401.8)	(119.4)

Total realized gains (losses) on securities	$ 43.0	($426.4)	($ 70.8)

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Dollars In Millions)
		Shareholders' Equity
				Accumulated
		Common Stock		Other		Noncon-
	Common	and Capital	Retained	Comprehensive		trolling	Total
	Shares	Surplus	Earnings	Income (Loss)	Total	Interests	Equity
Balance at December 31, 2006	119,303,928	$1,339.8	$1,533.6	$ 55.5	$2,928.9	$283.9	$3,212.8

Cumulative effect of accounting change	-	-	(14.9)	-	(14.9)	-	(14.9)
Net earnings	-	-	383.2	-	383.2	32.1	415.3
Other comprehensive income (loss),
net of tax:
Change in unrealized gains (losses)
on securities	-	-	-	(60.4)	(60.4)	(14.7)	(75.1)
Change in foreign currency translation	-	-	-	23.6	23.6	-	23.6
Change in unrealized pension and
other postretirement benefits	-	-	-	1.9	1.9	.7	2.6
Total comprehensive income					348.3	18.1	366.4

Dividends on Common Stock	-	-	(47.4)	-	(47.4)	-	(47.4)
Shares issued:
Exercise of stock options	804,617	18.9	-	-	18.9	-	18.9
Other benefit plans	196,001	6.7	-	-	6.7	-	6.7
Dividend reinvestment plan	180,138	5.5	-	-	5.5	-	5.5
Other stock-based compensation expense	-	9.4	-	-	9.4	-	9.4
Shares acquired and retired	(6,948,439)	(78.9)	(120.2)	-	(199.1)	-	(199.1)
Shares exchanged in option exercises	(37,165)	(.4)	(.8)	-	(1.2)	-	(1.2)
Purchase of subsidiary shares from
noncontrolling interests	-	-	-	(8.0)	(8.0)	(209.0)	(217.0)
Other	-	(1.0)	-	-	(1.0)	6.9	5.9

Balance at December 31, 2007	113,499,080	1,300.0	1,733.5	12.6	3,046.1	99.9	3,146.0
Net earnings	-	-	195.8	-	195.8	4.2	200.0
Other comprehensive income (loss),
net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	(664.2)	(664.2)	(2.5)	(666.7)
Change in foreign currency translation	-	-	-	(41.3)	(41.3)	(5.2)	(46.5)
Change in unrealized pension and
other postretirement benefits	-	-	-	(10.2)	(10.2)	-	(10.2)
Total comprehensive loss					(519.9)	(3.5)	(523.4)

Dividends on Common Stock	-	-	(57.1)	-	(57.1)	-	(57.1)
Shares issued:
Redemption of convertible notes	2,364,640	24.4	-	-	24.4	-	24.4
Exercise of stock options	1,324,732	26.6	-	-	26.6	-	26.6
Other benefit plans	205,034	5.7	-	-	5.7	-	5.7
Dividend reinvestment plan	256,315	6.4	-	-	6.4	-	6.4
Other stock-based compensation expense	-	10.4		-	10.4	-	10.4
Shares acquired and retired	(1,803,000)	(20.7)	(26.7)	-	(47.4)	-	(47.4)
Shares exchanged in option exercises	(247,632)	(2.8)	(3.6)	-	(6.4)	-	(6.4)
Noncontrolling interest of acquired
subsidiary	-	-	-	-	-	18.7	18.7
Other	-	1.4	(.3)	.1	1.2	(3.5)	(2.3)

Balance at December 31, 2008	115,599,169	1,351.4	1,841.6	(703.0)	2,490.0	111.6	2,601.6
Cumulative effect of accounting change	-	-	17.5	(17.5)	-	-	-
Net earnings	-	-	519.3	-	519.3	11.4	530.7
Other comprehensive income, net of tax
Change in unrealized gain (loss)
on securities	-	-	-	866.5	866.5	6.1	872.6
Change in foreign currency translation	-	-	-	18.1	18.1	1.4	19.5
Change in unrealized pension and
other postretirement benefits	-	-	-	(1.4)	(1.4)	-	(1.4)
Total comprehensive income					1,402.5	18.9	1,421.4

Dividends on Common Stock	-	-	(60.3)	-	(60.3)	-	(60.3)
Shares issued:
Exercise of stock options	1,026,891	18.3	-	-	18.3	-	18.3
Other benefit plans	207,601	2.7	-	-	2.7	-	2.7
Dividend reinvestment plan	20,847.4		-	-	.4	-	.4
Other stock-based compensation expense	-	10.9	-	-	10.9	-	10.9
Shares acquired and retired	(3,291,835)	(38.9)	(42.1)	-	(81.0)	-	(81.0)
Shares exchanged in option exercises	(176,330)	(2.1)	(2.4)	-	(4.5)	-	(4.5)
Noncontrolling interest of acquired
business	-	-	-	-	-	9.4	9.4
Other	-	2.1	-	-	2.1	(2.1)	-

Balance at December 31, 2009	113,386,343	$1,344.8	$2,273.6	$162.7	$3,781.1	$137.8	$3,918.9

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Millions)
	Year ended December 31,
	2009	2008	2007
Operating Activities:
Net earnings, including noncontrolling interests	$ 530.7	$ 200.0	$ 415.3
Adjustments:
Depreciation and amortization	198.4	220.5	194.3
Annuity benefits	434.9	418.0	371.5
Realized (gains) losses on investing activities	(33.9)	420.0	52.8
Net (purchases) sales of trading securities	(51.1)	66.6	(31.0)
Deferred annuity and life acquisition costs	(172.5)	(187.5)	(204.9)
Decrease (increase) in reinsurance and other receivables	352.2	(560.2)	(28.0)
Decrease (increase) in other assets	145.1	(95.7)	(174.3)
Increase (decrease) in insurance claims and reserves	(420.8)	524.6	150.9
Increase (decrease) in payable to reinsurers	(41.4)	138.7	48.8
Decrease in other liabilities	(17.7)	(173.6)	(27.7)
Other, net	(9.5)	1.5	20.8
Net cash provided by operating activities	914.4	972.9	788.5

Investing Activities:
Purchases of and additional investments in:
Fixed maturity investments	(4,854.9)	(6,252.8)	(3,639.8)
Equity securities	(20.6)	(146.8)	(579.1)
Subsidiaries	(5.2)	(112.5)	(258.6)
Real estate, property and equipment	(62.5)	(46.2)	(40.3)
Maturities and redemptions of fixed maturity
investments	1,934.4	1,887.4	1,503.6
Sales of:
Fixed maturity investments	2,206.8	3,387.6	1,575.4
Equity securities	127.2	483.4	235.6
Real estate, property and equipment	1.2	5.2	25.8
Decrease in securities lending collateral	48.2	45.5	17.6
Cash and cash equivalents of businesses
acquired or sold, net	(23.4)	44.3	-
Increase in other investments	(134.3)	(15.6)	(121.9)
Net cash used in investing activities	(783.1)	(720.5)	(1,281.7)

Financing Activities:
Annuity receipts	1,433.6	1,648.8	1,573.6
Annuity surrenders, benefits and withdrawals	(1,272.7)	(1,466.3)	(1,428.4)
Net transfers from (to) variable annuity assets	(9.7)	45.9	59.6
Additional long-term borrowings	581.4	715.0	242.0
Reductions of long-term debt	(785.1)	(622.4)	(227.9)
Decrease in securities lending obligation	(94.7)	(45.5)	(17.6)
Issuances of Common Stock	14.9	22.6	18.3
Repurchases of Common Stock	(81.0)	(47.4)	(199.1)
Cash dividends paid on Common Stock	(59.9)	(50.7)	(41.9)
Other, net	(2.6)	(4.3)	1.5
Net cash provided by (used in) financing
activities	(275.8)	195.7	(19.9)

Net Increase (Decrease) in Cash and Cash Equivalents	(144.5)	448.1	(513.1)

Cash and cash equivalents at beginning of year	1,264.0	815.9	1,329.0

Cash and cash equivalents at end of year	$1,119.5	$1,264.0	$ 815.9

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES

A.	Accounting Policies	I.	Long-Term Debt
B.	Acquisitions and Sales of Operations	J.	Shareholders' Equity
C.	Segments of Operations	K.	Income Taxes
D.	Fair Value Measurements	L.	Discontinued Operations
E.	Investments	M.	Contingencies
F.	Derivatives	N.	Quarterly Operating Results (Unaudited)
G.	Deferred Policy Acquisition Costs	O.	Insurance
H.	Goodwill and Other Intangibles	P.	Additional Information

_________________________________________________________________________________
  Accounting Policies

  Basis of Presentation  The consolidated financial statements include the accounts of American Financial Group, Inc. ("AFG") and its subsidiaries. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2009, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.

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

  Fair Value Measurements  Effective January 1, 2008, AFG adopted a new accounting standard on fair value measurements, with the exception of the application of the standard to nonrecurring fair value measurements of nonfinancial assets and liabilities that was adopted pursuant to the standard as of January 1, 2009. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standard establishes a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability ("inputs") are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG's assumptions about the assumptions market participants would use in pricing the asset or liability. As of January 1, 2009, AFG adopted new accounting guidance on estimating the fair value of an asset or liability when there is no active market and on identifying transactions that are not orderly. The guidance did not change the objective of fair value measurements. Adoption of these standards did not have a significant impact on AFG's financial condition or results of operations.

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

  Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other-than-temporary at the balance sheet date, a provision for impairment is charged to earnings (included in realized gains (losses)) and the cost basis of that investment is reduced.

  In April 2009, AFG adopted new accounting guidance relating to the recognition and presentation of other-than-temporary impairments. Under the guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit-related portion of an other-than-temporary impairment is measured by comparing a security's amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Statement of Earnings. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. AFG adopted this guidance effective January 1, 2009, and recorded a cumulative effect adjustment of $17.5 million to reclassify the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income (loss). Additional disclosures required by this guidance are contained in Note E - "Investments."

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

  On January 1, 2009, AFG adopted a new accounting standard relating to disclosures about derivative instruments and hedging activities. The standard requires enhanced disclosures about objectives and strategies for using derivatives, how they are accounted for and how the instruments affect the entity's financial statements. See Note F - "Derivatives" for the related disclosures. Adoption of this standard had no impact on AFG's financial position or results of operations.

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

  Deferred Policy Acquisition Costs ("DPAC")  Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of new business are deferred. DPAC also includes capitalized costs associated with sales inducements offered to fixed annuity policyholders such as enhanced interest rates and premium and persistency bonuses.

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

  DPAC related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of actual and expected gross profits on the policies. Expected gross profits consist principally of estimated future investment margin (estimated future net investment income less interest credited on policyholder funds) and surrender, mortality, and other life and variable annuity policy charges, less death and annuitization benefits in excess of account balances and estimated future policy administration expenses. To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains (losses).

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

  For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses and excess benefits expected to be paid on future deaths and annuitizations ("EDAR"). The liability for EDAR is accrued for and modified using assumptions consistent with those used in determining DPAC and DPAC amortization, except that amounts are determined in relation to the present value of total expected assessments. Total expected assessments consist principally of estimated future investment margin, surrender, mortality, and other life and variable annuity policy charges, and unearned revenues once they are recognized as income.

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

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  AFG's variable annuity contracts contain a guaranteed minimum death benefit ("GMDB") to be paid if the policyholder dies before the annuity payout period commences. In periods of declining equity markets, the GMDB may exceed the value of the policyholder's account. A GMDB liability is established for future excess death benefits using assumptions together with a range of reasonably possible scenarios for investment fund performance that are consistent with DPAC capitalization and amortization assumptions.

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

  AFG implemented new accounting guidance related to accounting for uncertainty in income taxes on January 1, 2007. The guidance sets forth criteria for recognition and measurement of tax positions taken or expected to be taken in a tax return and requires that companies recognize the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. It also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure. The cumulative effect of applying the guidance was recorded as a reduction to retained earnings at January 1, 2007 and is shown separately in the Statement of Changes in Equity. See Note K - "Income Taxes."

  Stock-Based Compensation  All share-based grants are recognized as compensation expense over their vesting periods based on their calculated "fair value" at the date of grant. AFG uses the Black-Scholes pricing model to measure the fair value of employee stock options. See Note J - "Shareholders' Equity" for further information on stock options.

  Benefit Plans  AFG provides retirement benefits to qualified employees of participating companies through the AFG 401(k) Retirement and Savings Plan, a defined contribution plan. AFG makes all contributions to the retirement fund portion of the plan and matches a percentage of employee contributions to the savings fund. Company contributions are expensed in the year for which they are declared. AFG and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFG also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes (in millions):

	2009	2008	2007
Adjustments to net earnings attributable to
shareholders:
Dilution of majority-owned subsidiaries	($.1)	$ -	($1.0)
Assumed issuance of shares under
deferred compensation plan	.5	(.6)	(.7)

Adjustments to weighted average common shares:
Stock-based compensation plans	1.1	1.7	2.6
Convertible notes	-	.6	2.9

  AFG's weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: 2009 - 5.7 million, 2008 - 4.4 million and 2007 - 1.4 million.

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

Great American Financial Resources  In 2007, Great American Financial Resources, Inc. ("GAFRI") completed the acquisition of the 9.2 million shares (19%) of its common stock not previously owned by AFG at a price of $24.50 per share in cash. Total cost of the acquisition ($239 million), including cash paid for vested options and merger costs, was provided by AFG (parent company).

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

In 2009, 2008, and 2007, less than 4% of AFG's revenues were derived from the sale of property and casualty insurance outside of the United States.

The following tables (in millions) show AFG's assets, revenues and operating earnings before income taxes by significant business segment and sub-segment.

	2009	2008	2007
Assets
Property and casualty insurance (a)	$11,862.8	$12,131.6	$11,708.7
Annuity and supplemental insurance	15,475.9	13,933.2	13,962.7
Other	344.6	362.7	136.1

	$27,683.3	$26,427.5	$25,807.5
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 909.3	$ 1,291.1	$ 1,107.7
Specialty casualty	747.5	808.2	828.2
Specialty financial	516.8	493.6	464.6
California workers' compensation	169.8	204.4	233.9
Other	69.2	69.6	67.7
Other lines	(.1)	.3	.6
	2,412.5	2,867.2	2,702.7
Investment income	413.5	406.0	352.1
Realized gains (losses)	123.3	(196.1)	(48.1)
Other	106.0	154.2	172.6
	3,055.3	3,231.3	3,179.3
Annuity and supplemental insurance:
Investment income	784.5	717.5	644.1
Life, accident and health premiums	443.4	434.6	423.7
Realized gains (losses)	(85.6)	(227.8)	(25.4)
Other	114.1	119.8	122.1
	1,256.4	1,044.1	1,164.5
Other	8.9	17.3	35.0

	$ 4,320.6	$ 4,292.7	$ 4,378.8

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	2009	2008	2007
Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 235.9	$ 155.7	$ 244.9
Specialty casualty	63.2	199.3	209.3
Specialty financial	134.1	(45.5)	24.9
California workers' compensation	(.2)	44.6	50.9
Other (b)	(9.0)	9.5	(24.2)
Other lines (c)	(6.7)	(8.1)	(55.4)
	417.3	355.5	450.4
Investment income, realized gains (losses)
and other	460.4	146.3	244.1
	877.7	501.8	694.5
Annuity and supplemental insurance:
Operations	162.3	157.8	122.8
Realized gains (losses)	(85.6)	(227.8)	(25.4)
	76.7	(70.0)	97.4
Other (d)	(141.5)	(115.9)	(153.0)

	$ 812.9	$ 315.9	$ 638.9

(a) Not allocable to sub-segments.
(b) Includes a charge of $8.5 million in 2009, a benefit of $8.1 million in 2008, and a charge of $25.5 million in 2007 related to deferred gains on retroactive reinsurance.
(c) Includes second quarter special charges of $12.0 million in 2008 and $44.2 million in 2007 to increase asbestos and environmental reserves.
(d) Includes holding company expenses and second quarter charges of $43.0 million in 2007 related to asbestos and environmental liabilities at former railroad and manufacturing operations.

D. Fair Value Measurements Accounting standards for measuring fair value are based on inputs used in estimating fair value. The three levels of the hierarchy are as follows:

Level 1 - Quoted prices for identical assets or liabilities in active markets (markets in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis). AFG's Level 1 financial instruments consist primarily of publicly traded equity securities and highly liquid government bonds for which quoted market prices in active markets are available.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar assets or liabilities in inactive markets (markets in which there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers, or in which little information is released publicly); and valuations based on other significant inputs that are observable in active markets. AFG's Level 2 financial instruments include separate account assets, corporate and municipal fixed maturity securities and MBS priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2.

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

Assets and liabilities measured at fair value at December 31 are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
2009
Assets:
Fixed maturities:
Available for sale ("AFS")	$371	$15,683	$769	$16,823
Trading	-	372	1	373
Equity securities:
Common stocks	104	189	5	298
Perpetual preferred stocks	93	-	20	113
Variable annuity assets (separate accounts)(a)	-	549	-	549
Other investments	-	85	-	85

Total assets accounted for at fair value	$568	$16,878	$795	$18,241

Liabilities:
Derivatives embedded in annuity
benefits accumulated	$ -	$ -	$113	$ 113

2008
Assets:
Fixed maturities:
Available for sale ("AFS")	$415	$12,958	$706	$14,079
Trading	-	280	1	281
Equity securities:
Common stocks	63	150	4	217
Perpetual preferred stocks	97	-	40	137
Variable annuity assets (separate accounts)(a)	-	416	-	416
Other investments	-	29	-	29
Other assets	42	38	5	85

Total assets accounted for at fair value	$617	$13,871	$756	$15,244

Liabilities:
Derivatives embedded in annuity
benefits accumulated	$ -	$ -	$ 96	$ 96

(a) Variable annuity liabilities equal the fair value for variable annuity assets.

Approximately 4% of the total assets measured at fair value were Level 3 assets. Approximately 55% of these assets were MBS whose fair values were determined primarily using non-binding broker quotes; the balance was primarily private placement debt and equity securities whose fair values were determined internally using significant unobservable inputs, including the evaluation of underlying collateral and issuer creditworthiness, as well as certain Level 2 inputs such as comparable yields and multiples on similar publicly traded issues.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Changes in balances of Level 3 financial assets and liabilities during 2009 and 2008 are presented below (in millions). Transfers into (out of) Level 3 are due to a change in the availability of market observable inputs for individual securities and are reflected in the table at fair value as of the date of transfer.

	Fixed Maturities		Equity	Other	Embedded
	AFS	Trading	Securities	Assets	Derivatives
Balance at January 1, 2008	$527	$11	$56	$ 5	($155)
Total realized/unrealized gains (losses):
Included in net income	(1)	(1)	(5)	(1)	79
Included in other comprehensive
income (loss)	(80)	-	(5)	-	-
Purchases, sales, issuances and settlements	175	(1)	(10)	(1)	(20)
Transfers into (out of) Level 3	85	(8)	8	2	-

Balance at December 31, 2008	706	1	44	5	(96)
Total realized/unrealized gains (losses):
Included in net income	7	-	(13)	-	(29)
Included in other comprehensive
income (loss)	89	-	1	-	-
Purchases, sales, issuances and settlements	292	-	1	-	12
Transfers into (out of) Level 3	(325)	-	(8)	(5)	-

Balance at December 31, 2009	$769	$ 1	$25	$ -	($113)

Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG's financial instruments at
December 31.
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$ 1,120	$ 1,120	$ 1,264	$ 1,264
Fixed maturities	17,195	17,195	14,360	14,360
Equity securities	411	411	354	354
Mortgage loans	376	373	309	303
Policy loans	276	276	284	284
Variable annuity assets
(separate accounts)	549	549	416	416

Liabilities:
Annuity benefits accumulated (*)	$11,123	$10,365	$10,436	$ 9,536
Long-term debt	828	839	1,030	916
Variable annuity liabilities
(separate accounts)	549	549	416	416

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  Investments  Available for sale fixed maturities and equity securities at December 31 consisted of the following (in millions):

	2009				2008
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
Direct obligations of the
United States Government	$ 356	$ 366	$ 11	($ 1)	$ 298	$ 323	$ 25	$ -
United States Government
agencies and authorities	243	246	3	-	239	246	7	-
States, municipalities and
political subdivisions	1,764	1,789	40	(15)	967	965	18	(20)
Foreign government	261	264	4	(1)	150	155	5	-
Residential MBS	4,142	3,956	126	(312)	4,899	4,046	34	(887)
Commercial MBS	1,434	1,431	22	(25)	1,089	876	1	(214)
All other corporate	8,530	8,771	375	(134)	8,306	7,468	64	(902)

	$16,730	$16,823	$ 581	($ 488)	$15,948	$14,079	$154	($2,023)

Common Stocks	$ 112	$ 298	$ 187	($ 1)	$ 119	$ 217	$112	($ 14)

Perpetual Preferred Stocks	$ 116	$ 113	$ 6	($ 9)	$ 178	$ 137	$ 2	($ 43)

The non-credit related portion of other-than-temporary impairment charges are included in other comprehensive income (loss). Such charges taken for securities still owned at December 31, 2009 were $284 million for residential MBS, $3 million for commercial MBS and $4 million for corporate bonds.

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008.

	Less Than Twelve Months			Twelve Months or More
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost
2009
Fixed maturities:
Direct obligations of the
United States Government	($ 1)	$ 141	99%	$ -	$ -	-%
United States Government
agencies and authorities	-	91	99%	-	-	-%
States, municipalities and
political subdivisions	(8)	470	98%	(7)	69	90%
Foreign government	(1)	81	99%	-	-	-%
Residential MBS	(37)	458	93%	(275)	1,392	84%
Commercial MBS	(1)	209	99%	(24)	395	94%
All other corporate	(19)	895	98%	(115)	1,336	92%

	($ 67)	$2,345	97%	($421)	$3,192	88%

Common Stocks	($ 1)	$ 3	79%	$ -	$ 2	99%

Perpetual Preferred Stocks	$ -	$ -	-%	($ 9)	$ 47	84%

2008
Fixed maturities:
United States Government
agencies and authorities	$ -	$ 5	99%	$ -	$ 3	100%
States, municipalities and
political subdivisions	(15)	187	93%	(5)	41	89%
Residential MBS	(567)	2,262	80%	(320)	914	74%
Commercial MBS	(169)	669	80%	(45)	173	79%
All other corporate	(507)	4,387	90%	(395)	1,284	77%

	($1,258)	$7,510	86%	($765)	$2,415	76%

Common Stocks	($ 14)	$ 23	62%	$ -	$ -	-%

Perpetual Preferred Stocks	($ 19)	$ 61	76%	($ 24)	$ 35	59%

At December 31, 2009, the gross unrealized losses on fixed maturities of $488 million relate to approximately 1,263 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 61% of the gross unrealized loss and 84% of the fair value. MBS and all other corporate bonds comprised approximately 84% of the fair value of the available for sale fixed maturity portfolio at December 31, 2009, and 96% of the gross unrealized losses. Gross unrealized losses on these two groups

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

increased significantly during 2008 and early 2009 as widespread deterioration in economic conditions resulted in significantly wider spreads. As a result of improving financial markets, spreads have narrowed since March of 2009, significantly reducing the unrealized loss on these two groups. Approximately 88% of the gross unrealized losses on these two groups at December 31, 2009, included securities that were in an unrealized loss position for more than 12 months.

Gross Unrealized Losses on MBS  At December 31, 2009, gross unrealized losses on AFG's MBS represented 69% of the total gross unrealized loss on fixed maturity securities. Over 98% of AFG's commercial MBS are AAA-rated. Of the residential MBS that have been in an unrealized loss position ("impaired") for 12 months or more (429 securities), approximately 58% of the unrealized losses and 78% of the fair value relate to investment grade rated securities. AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For 2009, AFG recorded in earnings $96 million in other-than-temporary impairment charges related to its residential MBS. For the same period, AFG recorded $256 million in other comprehensive income (loss) for the non-credit portion of these impairment charges.

Gross Unrealized Losses on All Other Corporates  Regarding the "all other corporate" securities that were impaired for 12 months or more at December 31, 2009 (255 securities), $50 million (44%) of the gross unrealized loss related to investments in debt securities of banks, credit and lending institutions. Investment grade rated securities represented 70% of the unrealized loss and 84% of the fair value. Approximately $14 million of the unrealized loss (10 securities) relates to securities that were more than 20% impaired, compared to $84 million (29 securities) at December 31, 2008.

An additional $14 million (12%) of the unrealized loss on "all other corporate" securities with unrealized losses for more than one year related to investments in insurance companies. Investment grade rated securities represented 70% of the unrealized loss and 88% of the fair value. Approximately $2 million of the unrealized loss (1 security) was more than 20% impaired, compared to $34 million (9 securities) at December 31, 2008.

The remaining $50 million in unrealized losses for "all other corporate" securities that have been in a loss position for more than one year relates to 161 securities spread across a wide variety of industries and issuers. Approximately $10 million of the unrealized loss (13 securities) relates to securities that were more than 20% impaired, compared to $186 million (105 securities) at December 31, 2008.

AFG recognized in earnings approximately $122 million in other-than-temporary impairment charges on "all other corporate" securities during 2009. Management concluded that the unrealized losses were due primarily to widened credit spreads and sector related issues and that no additional charges for other-than-temporary impairment were required based on many factors, including AFG's ability and intent to hold the investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of historical and projected company-specific financial data, the outlook for industry sectors, and credit ratings.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table is a progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income (loss) (in millions).

Balance at January 1, 2009	$13.7
Additional credit impairments on:
Previously impaired securities	25.9
Securities without prior impairments	72.1
Reductions - disposals	(12.8)

Balance at December 31, 2009	$98.9

The table below sets forth the scheduled maturities of available for sale fixed maturities as of December 31, 2009 (in millions). Securities with sinking funds and other securities that pay down principal over time are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately four years at December 31, 2009.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$ 492	$ 498	3%
After one year through five years	4,694	4,834	29
After five years through ten years	4,980	5,112	30
After ten years	988	992	6
	11,154	11,436	68
MBS	5,576	5,387	32

Total	$16,730	$16,823	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

There were no investments in individual issuers (other than U.S. Treasury Notes) that exceeded 10% of Shareholders' Equity at December 31, 2009 or 2008. AFG subsidiaries held collateral for securities on loan of approximately $1 million and $85 million at December 31, 2009 and 2008. Fair value of securities loaned (plus accrued interest) was approximately $94 million at December 31, 2008.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Net Unrealized Gain (Loss) on Marketable Securities  In addition to adjusting equity securities and fixed maturity securities classified as "available for sale" to fair value, GAAP requires that deferred policy acquisition costs related to annuities and certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments to those balances had the unrealized gains or losses actually been realized. The following table shows the components of the net unrealized gain (loss) on securities that is included in Accumulated Other Comprehensive Income (Loss) in AFG's Balance Sheet.

		Deferred Tax and
		Amounts Attributable
		to Noncontrolling
	Pre-tax	Interests	Net
December 31, 2009
Unrealized gain (loss) on:
Fixed maturity securities	$ 92.6	($ 32.8)	$ 59.8
Equity securities	182.9	(64.7)	118.2
Deferred policy acquisition costs	(18.1)	6.3	(11.8)
Annuity benefits and other
liabilities	.3	(.1)	.2

	$ 257.7	($ 91.3)	$ 166.4

December 31, 2008
Unrealized gain (loss) on:
Fixed maturity securities	($1,868.8)	$655.1	($1,213.7)
Equity securities	56.6	(19.0)	37.6
Securities lending collateral	(10.0)	6.6	(3.4)
Deferred policy acquisition costs	790.2	(276.6)	513.6
Annuity benefits and other
liabilities	(25.7)	9.0	(16.7)

	($1,057.7)	$375.1	($ 682.6)

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

					Noncon-
	Fixed	Equity		Tax	trolling
	Maturities	Securities	Other(*)	Effects	Interests	Total
2009
Realized before impairments	$ 203.3	$ 65.5	($22.7)	($ 81.7)	($ 5.0)	$159.4
Realized - impairments	(232.0)	(38.9)	67.8	71.6	1.2	(130.3)
Change in unrealized	2,004.6	126.3	(788.6)	(469.7)	(6.1)	866.5

2008
Realized before impairments	50.6	(81.8)	6.6	8.1	2.2	(14.3)
Realized - impairments	(245.9)	(200.2)	44.3	137.7	8.3	(255.8)
Change in unrealized	(1,821.4)	47.8	746.8	360.1	2.5	(664.2)

2007
Realized before impairments	26.0	24.3	(1.7)	(17.0)	(2.6)	29.0
Realized - impairments	(35.7)	(92.2)	8.5	41.8	2.3	(75.3)
Change in unrealized	(8.7)	(114.2)	8.4	39.4	14.7	(60.4)

(*)	Primarily adjustments to deferred policy acquisition costs related to annuities.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Realized gains includes net gains of $157.1 million in 2009, $81.0 million in 2008 and $5.2 million in 2007 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	2009	2008	2007
Fixed maturities:
Gross gains	$92.7	$ 65.2	$31.4
Gross losses	(43.3)	(95.3)	(17.0)

Equity securities:
Gross gains	82.4	60.2	44.7
Gross losses	(21.0)	(141.6)	(20.4)

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

AFG has entered into $600 million notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring between 2012 and 2015) to mitigate interest rate risk in its annuity operations. AFG paid $16.4 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.

AFG's indexed annuities, which represented 25% of annuity benefits accumulated at December 31, 2009, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG's strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives.

As discussed under "Reinsurance" in Note A, certain reinsurance contracts in AFG's annuity and supplemental insurance business are considered to contain embedded derivatives.

The following derivatives and securities with embedded derivatives are included in AFG's Balance Sheet at December 31, 2009 (in millions):

		Fair Value
Derivative	Balance Sheet Line	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$226	$ -
Interest rate swaptions	Other investments	24	-
Indexed annuities
(embedded derivative)	Annuity benefits accumulated	-	113
Equity index call options	Other investments	61	-
Reinsurance contracts
(embedded derivative)	Other liabilities	-	5

		$311	$118

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for 2009 (in millions):

	Statement of
Derivative	Earnings Line	2009
MBS with embedded derivatives	Realized gains	$157
Interest rate swaptions	Realized gains	8
Indexed annuities
(embedded derivative)	Annuity benefits	(29)
Equity index call options	Annuity benefits	26
Reinsurance contracts
(embedded derivative)	Investment income	(25)

		$137

  Deferred Policy Acquisition Costs  Deferred policy acquisition costs consisted of the following at December 31 (in millions):

	2009	2008
Property and casualty insurance	$ 338.5	$ 361.8
Annuity and supplemental insurance:
Policy acquisition costs	853.0	777.5
Policyholder sales inducements	206.7	194.3
Present value of future profits ("PVFP")	190.3	219.3
Impact of unrealized gains and losses
on securities	(18.1)	790.2
Total annuity and supplemental	1,231.9	1,981.3

	$1,570.4	$2,343.1

  The change in unrealized DPAC during 2009 reflects improvement in the fair value of the fixed maturity portfolio.

  During 2009, 2008 and 2007, AFG capitalized $32.3 million, $53.0 million and $63.3 million, respectively, relating to sales inducements offered to annuity policyholders. Amortization of sales inducements was $19.9 million, $10.4 million and $21.1 million in these periods, respectively.

  The PVFP amounts in the table above are net of $147.9 million and $118.5 million of accumulated amortization at December 31, 2009 and 2008, respectively. Amortization of the PVFP was $29.4 million in 2009, $30.4 million in 2008 and $17.7 million in 2007. The increase in amortization for 2008 compared to 2007 reflects an increase in PVFP under purchase accounting for the September 2007 acquisition of the GAFRI stock not previously owned by AFG. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-seventh of the balance at the beginning of each respective year.
  Goodwill and Other Intangibles  Changes in the carrying value of goodwill during 2008 and 2009, by reporting segment, are presented in the following table (in millions):

	Property and	Annuity and
	Casualty	Supplemental	Total
Balance January 1, 2008	$151.9	$52.5	$204.4
Goodwill from acquisitions	-	5.8	5.8

Balance December 31, 2008	151.9	58.3	210.2
Impairment charge	-	(2.6)	(2.6)

Balance December 31, 2009	$151.9	$55.7	$207.6

AFG recorded a goodwill impairment charge of $2.6 million (included in realized gains (losses) on subsidiaries) in the third quarter of 2009 to write off the goodwill associated with an annuity and supplemental insurance agency subsidiary. A review for impairment was prompted by a decrease in estimated future earnings from this agency. Fair value of the agency was estimated using

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the present value of expected future cash flows. The addition to goodwill in 2008 reflects primarily a refinement of the purchase price allocation for the acquisition of the GAFRI stock not previously owned by AFG.

Included in other assets in AFG's Balance Sheet is $59.6 million at December 31, 2009 and $76.4 million at December 31, 2008 in amortizable intangible assets related to property and casualty insurance acquisitions, primarily the 2008 acquisitions of Marketform and Strategic Comp. These amounts are net of accumulated amortization of $22.8 million and $38.0 million, respectively. Amortization of these intangibles was $22.0 million in 2009, $24.3 million in 2008 and $8.4 million in 2007.
  Long-Term Debt  Long-term debt consisted of the following at December 31 (in millions):

	2009	2008
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$ 350.0	$ -
7-1/8% Senior Debentures due February 2034	115.0	115.0
7-1/8% Senior Debentures due April 2009	-	136.1
Borrowings under bank credit facility	-	465.0
Other	2.9	2.9

	467.9	719.0
Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112.5	112.5
7-1/4% Senior Debentures due January 2034	86.3	86.3
Notes payable secured by real estate due 2010 through 2016	65.8	66.9
Secured borrowings ($18.7 million guaranteed by AFG)	51.6	-
National Interstate bank credit facility	15.0	15.0
American Premier Underwriters, Inc. ("American Premier")
10-7/8% Subordinated Notes due May 2011,
including premium of $.1 and $.2 (imputed rate - 9.6%)	7.8	7.9
Other	.7	2.1

	339.7	290.7
Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures due
May 2033	20.0	20.0

	$ 827.6	$1,029.7

At December 31, 2009, scheduled principal payments on debt for the subsequent five years were as follows: 2010 - $12.3 million, 2011 - $20.1 million, 2012 - $27.5 million, 2013 - $19.9 million and 2014 - $1.6 million.

As shown below at December 31 (in millions), the majority of AFG's long-term debt is unsecured obligations of the holding company and its subsidiaries:

	2009	2008

Unsecured obligations	$ 710.2	$ 962.8
Obligations secured by real estate	65.8	66.9
Other secured borrowings	51.6	-

	$ 827.6	$1,029.7

AFG can borrow up to $500 million under its revolving credit facility, which expires in March 2011. Amounts borrowed bear interest at rates ranging from .5% to 1.25% (currently .75%) over LIBOR based on AFG's credit rating. At December 31, 2009, no borrowings were outstanding under the credit facility.

In April 2009, AFG paid $136.1 million to redeem its outstanding 7-1/8% Senior Debentures at maturity. In June 2009, AFG issued $350 million of 9-7/8% Senior

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Notes due 2019 and used the proceeds to repay borrowings under the bank credit facility. As a result of this issuance, AFG terminated its 364 day bank credit facility under which it could borrow up to $120 million.

During 2009, AFG subsidiaries borrowed a total of $59.2 million at interest rates ranging from 3.8% to 4.25% over LIBOR (weighted average interest rate of 4.33% at December 31, 2009). The loans require principal payments over the next four years.

In October 2008, AFG used borrowings under its bank credit facility to repurchase $37.3 million of its 7-1/8% Senior Debentures due April 2009 for $37.2 million.

In the second quarter of 2008, AFG paid $189.7 million in cash and issued 2.4 million shares of Common Stock to redeem its Senior Convertible Notes. As permitted by the terms of the Notes, AFG elected to pay cash in lieu of Common Stock for all conversions of the Notes prior to the redemption. Since AFG had previously expressed its intent to use cash for the accreted value of the Notes and the option to use stock for the conversion premium, shares issuable for amounts in excess of the accreted value of the Notes are included in AFG's calculation of diluted earnings per share for 2008 and 2007.

In May 2008, National Interstate borrowed $15 million under its credit facility to redeem its $15 million in outstanding variable rate Subordinated Debentures due May 2033. In June 2008, GAFRI paid $28.5 million to redeem its outstanding 6-7/8% Senior Notes at maturity.

Cash interest payments on long-term debt were $64 million in 2009, $58 million in 2008 and $61 million in 2007. Interest expense in the Statement of Earnings includes interest credited on funds held by AFG's insurance subsidiaries under reinsurance contracts and other similar agreements as follows: 2009 - $7.4 million; 2008 - $8.3 million; and 2007 - $9.3 million.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

J. Shareholders' Equity  AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Stock Incentive Plans  Under AFG's Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards.

In the first quarter of 2009, AFG issued 79,801 shares of restricted Common Stock with a fair value of $19.10 per share. The total fair value of $1.5 million will be expensed over the four year vesting period.

At December 31, 2009, there were 11.6 million shares of AFG Common Stock reserved for issuance under AFG's stock incentive plan. Options are granted with an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options expire ten years after the date of grant. Data for stock options issued under AFG's stock incentive plans is presented below:

			Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at January 1, 2009	9,460,719	$23.38

Granted	1,249,100	$19.10
Exercised	(1,026,891)	$14.42
Forfeited/Cancelled	(108,575)	$26.85
Expired	(417,334)	$23.79

Outstanding at December 31, 2009	9,157,019	$23.74	6.2 years	$32.3

Options exercisable at
December 31, 2009	5,017,854	$21.87	4.8 years	$23.9

Options and other awards available
for grant at December 31, 2009	2,455,348

The total intrinsic value of options exercised during 2009, 2008 and 2007 was $10.8 million, $13.8 million and $10.5 million, respectively. During 2009, 2008 and 2007, AFG received $10.4 million, $17.0 million and $15.9 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $3.6 million, $4.7 million and $2.5 million, respectively.

AFG uses the Black-Scholes option pricing model to calculate the "fair value" of its option grants. Expected volatility is based on historical volatility over a period equal to the estimated term. Beginning in 2008, the expected term was estimated based on historical exercise patterns and post vesting cancellations. The weighted average fair value of options granted during 2009, 2008 and 2007 was $5.85 per share, $7.93 per share and $9.70 per share, respectively, based on the following assumptions:

	2009	2008	2007
Expected dividend yield	2.7%	1.8%	1.3%
Expected volatility	37%	28%	22%
Expected term (in years)	7.5	7.5	6.5
Risk-free rate	2.1%	3.2%	4.6%

Total compensation expense related to stock incentive plans of AFG and its subsidiaries for 2009, 2008 and 2007 was $13.3 million, $15.2 million (including $2 million in non-deductible stock awards) and $16.2 million (including $3.9 million in non-deductible stock awards), respectively. Related tax

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

benefits totaled $3.1 million in both 2009 and 2008 and $3.2 million in 2007. Included in these totals are $2.4 million in 2009, $2.9 million in 2008 and $2.9 million in 2007 in compensation expense and $677,000 in 2009, $825,000 in 2008 and $907,000 in 2007 in tax benefits related to stock incentive plans of AFG subsidiaries. As of December 31, 2009, there was a total of $22.1 million of total unrecognized compensation expense related to nonvested stock options granted under AFG's plans. That cost is expected to be recognized over a weighted average of 2.9 years.

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

	Pretax	Foreign				Accumulated
	Net Unrealized	Currency			Noncon-	Other
	Gains (Losses)	Translation		Tax	trolling	Comprehensive
	on Securities	Adjustment	Other (a)	Effects	Interests	Income (Loss)

Balance at January 1, 2007	$ 83.6	$ 4.3	$ .8	($ 29.7)	($ 3.5)	$ 55.5
Unrealized holding losses on securities
arising during the year	(185.3)	-	-	64.2	14.4	(106.7)
Realized losses included in net income	70.8	-	-	(24.8)	.3	46.3
Foreign currency translation gains	-	23.6	-	-	-	23.6
Noncontrolling interest repurchased	-	-	-	-	(8.0)	(8.0)
Other	-	-	4.0	(1.4)	(.7)	1.9

Balance at December 31, 2007	(30.9)	27.9	4.8	8.3	2.5	12.6
Unrealized holding losses on securities
arising during the year	(1,453.2)	-	-	505.9	13.0	(934.3)
Realized losses included in net income	426.4	-	-	(145.8)	(10.5)	270.1
Foreign currency translation losses	-	(46.5)	-	-	5.2	(41.3)
Other	-	-	(15.5)	5.4	-	(10.1)

Balance at December 31, 2008	(1,057.7)	(18.6)	(10.7)	373.8	10.2	(703.0)
Cumulative effect of accounting change	(26.9)	-	-	9.4	-	(17.5)
Unrealized holding gains on securities
arising during the year	1,385.3	-	-	(479.8)	(9.9)	895.6
Realized gains included in net income	(43.0)	-	-	10.1	3.8	(29.1)
Foreign currency translation gains	-	19.5	-	-	(1.4)	18.1
Other	-	-	(2.1)	.7	-	(1.4)

Balance at December 31, 2009	$ 257.7	$ .9	($12.8)	($ 85.8)	$ 2.7	$162.7

(a) Net unrealized pension and other postretirement plan benefits.
(b) Includes $98.0 million in net pretax unrealized losses ($62.7 million net of tax) related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

  Income Taxes  The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in millions):

	2009	2008	2007
Earnings before income taxes:
Operating	$812.9	$315.9	$638.9
Discontinued operations	-	-	3.4

Total	$812.9	$315.9	$642.3

Income taxes at statutory rate	$284.5	$110.6	$224.8
Effect of:
Subsidiaries not in AFG's tax return	7.6	1.1	7.4
Tax exempt interest	(10.3)	(7.7)	(8.3)
Change in valuation allowance	(6.5)	8.0	.9
Other	6.9	3.9	2.2
Total Provision	282.2	115.9	227.0

Amounts applicable to discontinued operations	-	-	(1.2)
Provision for income taxes as shown
on the Statement of Earnings	$282.2	$115.9	$225.8

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Total earnings (loss) before income taxes include income (losses) subject to tax in foreign jurisdictions of ($70.7 million) in 2009, $26.2 million in 2008 and $24.1 million in 2007.

The total income tax provision (credit) consists of (in millions):

	2009	2008	2007
Current taxes:
Federal	$239.4	$135.7	$229.5
Foreign	(14.3)	1.8	2.4
State	5.8	4.1	.1
Deferred federal taxes	51.3	(25.7)	(5.0)

	$282.2	$115.9	$227.0

For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2009 (in millions):

	Expiring	Amount
Operating Loss	2010 - 2020	$74.1
	2021 - 2025	74.7

Capital Loss	2012	.9
	2013	102.7

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31, were as follows (in millions):

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$ 52.1	$ 52.4
Capital loss carryforwards	36.3	44.4
Insurance claims and reserves	404.5	405.3
Investment securities	-	720.7
Other, net	177.7	202.6
	670.6	1,425.4
Valuation allowance for deferred
tax assets	(54.7)	(61.3)
	615.9	1,364.1
Deferred tax liabilities:
Subsidiaries not in AFG's tax return	(49.4)	(41.6)
Investment securities	(41.7)	-
Deferred acquisition costs	(451.4)	(728.6)
	(542.5)	(770.2)

Net deferred tax asset	$ 73.4	$ 593.9

The change in the deferred tax asset/liability related to investment securities at year end 2009 compared to 2008 is due primarily to the change in unrealized gains/losses on fixed maturity securities. The gross deferred tax asset has been reduced by a valuation allowance including $50.1 million related to a portion of AFG's net operating loss carryforwards ("NOL") that is subject to the separate return limitation year ("SRLY") tax rules. A SRLY NOL can be used only by the entity that created it and only in years that the consolidated group has taxable income.

The likelihood of realizing deferred tax assets will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period during which developments requiring an adjustment become known.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

AFG increased its liabilities for uncertain tax positions and related interest and penalties, and reduced retained earnings by $14.9 million for the cumulative effect of an accounting change on January 1, 2007. A progression of the liability for uncertain tax positions, excluding interest and penalties, follows (in millions):

	2009	2008	2007
Balance at January 1	$35.9	$35.9	$38.0

Additions for tax positions of prior years	-	-	.2
Reductions for tax positions of prior years	-	-	(2.0)
Settlements	-	-	(.3)

Balance at December 31	$35.9	$35.9	$35.9

The total unrecognized tax benefits and related interest that, if recognized, would impact the effective tax rate is $46.2 million at December 31, 2009. This amount does not include tax and interest totaling $16.5 million paid to the IRS in 2005 and 2006 for which a suit for refund has been filed (discussed below). AFG's provision for income taxes for 2009, 2008 and 2007 included $1.5 million, $3.0 million and $2.3 million, respectively, of interest (net of federal benefit). The 2007 provision also included a $2.0 million benefit due to a reduction of penalties. AFG's liability for interest related to unrecognized tax benefits was $10.3 million at December 31, 2009 and $9.4 million at December 31, 2008 (net of federal benefit); no penalties were accrued at those dates.

AFG's 2008 and 2009 tax years remain subject to examination by the IRS. In addition, AFG has several tax years for which there are ongoing disputes. AFG filed a suit for refund in the U.S. District Court in Southern Ohio as a result of its dispute with the IRS regarding the calculation of tax reserves for certain annuity reserves pursuant to Actuarial Guideline 33. Oral arguments on joint motions for summary judgment were presented in June 2009. It is likely that within the next twelve months a final decision will be reached in this case. Ultimate resolution may require revised tax calculations for the years 1996-2005, possibly requiring a revised application of tax attribute carryovers or carrybacks, both capital and ordinary, to the affected years, and is contingent upon formal review and acceptance by the IRS. Resolution of the open years could result in a decrease in the liability for unrecognized tax benefits by up to $35.9 million.

Cash payments for income taxes, net of refunds, were $189.8 million, $199.1 million and $224.9 million for 2009, 2008 and 2007, respectively.

L. Discontinued Operations  Discontinued operations for 2007 represent additional gains on operations sold in previous years, primarily the settlement of a contingency associated with the sale of Chatham Bars Inn, a resort-hotel property located on Cape Cod.

  Contingencies  Establishing property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims is subject to uncertainties that are significantly greater than those presented by other types of claims. In addition, accruals (included in other liabilities) have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier's predecessor, Penn Central Transportation Company ("PCTC") and its subsidiaries, prior to its bankruptcy reorganization in 1978 and certain manufacturing operations disposed of by American Premier and GAFRI. Comprehensive studies completed in the second quarters of 2009 and 2007 with the assistance of outside actuarial and engineering firms and specialty outside counsel resulted in asbestos and environmental charges of $4 million and $44 million, respectively, for the property and casualty group and $6 million and $43 million, respectively, for the former railroad and manufacturing operations. AFG's comprehensive internal review of asbestos and environmental exposures in the second quarter of 2008 resulted in charges of $12 million for

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the run-off operations of its property and casualty group and $3 million for the former railroad and manufacturing operations and sites.

The insurance group's liability for asbestos and environmental reserves was $457 million at December 31, 2009; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $79 million.

At December 31, 2009, American Premier and its subsidiaries had liabilities for environmental and personal injury claims aggregating $89 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace.

At December 31, 2009, GAFRI had a liability of approximately $6 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Quarterly Operating Results (Unaudited)  The operations of certain AFG business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. The profitability of AFG's crop insurance business is primarily recognized during the second half of the year as crop prices and yields are determined. Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time.

  The following are quarterly results of consolidated operations for the two years ended December 31, 2009 (in millions, except per share amounts). Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
2009
Revenues	$1,005.6	$1,096.2	$1,092.7	$1,126.1	$4,320.6
Net earnings, including noncontrolling interests	109.7	132.1	131.1	157.8	530.7
Net earnings attributable to shareholders	103.8	127.3	127.2	161.0	519.3

Earnings attributable to shareholders per
common share:
Basic	$.90	$1.10	$1.10	$1.40	$4.49
Diluted	.88	1.09	1.09	1.38	4.45

Average number of Common Shares:
Basic	115.7	115.8	116.1	115.3	115.7
Diluted	116.4	116.5	117.2	116.6	116.8

2008
Revenues	$1,001.8	$1,017.2	$1,169.9	$1,103.8	$4,292.7
Net earnings, including noncontrolling interests	81.1	63.0	18.5	37.4	200.0
Net earnings attributable to shareholders	76.0	60.3	20.9	38.6	195.8

Earnings attributable to shareholders per
common share:
Basic	$.67	$ .53	$.18	$ .33	$1.71
Diluted	.64	.52	.18	.32	1.67

Average number of Common Shares:
Basic	113.5	113.3	115.2	115.5	114.4
Diluted	117.2	116.3	116.9	116.6	116.7

  Pretax realized gains (losses) on securities (including other-than-temporary impairments) and favorable (unfavorable) prior year development of AFG's liability for losses and loss adjustment expenses ("LAE") were as follows (in millions):

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
Realized Gains (Losses)on Securities
2009	($41.3)	$15.6	$ 8.8	$ 59.9	$ 43.0
2008	(80.3)	(63.1)	(150.1)	(132.9)	(426.4)

Prior Year Development Favorable (Unfavorable)
2009	$62.9	$76.8	$ 76.5	($ 17.8)	$198.4
2008	67.2	58.9	57.9	58.2	242.2

  Prior year development in 2009 includes favorable development of $38.7 million, $30.6 million and $20.5 million in the second, third and fourth quarters, respectively, related to the run-off residual value insurance ("RVI") operations and $47.7 million of unfavorable development in the fourth quarter related to Marketform's Italian public hospital medical malpractice business.

  Results for 2008 include pretax catastrophe losses of $25.1 million in the second quarter, primarily from tornadoes in the Midwestern part of the United States and $37.5 million in the third quarter, primarily from wind-related storm damage from hurricanes Gustav and Ike. Results for the fourth quarter of 2008 include $79.4 million of losses from the run-off RVI business.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Insurance  Securities owned by U.S.-based insurance subsidiaries having a carrying value of approximately $1.3 billion at December 31, 2009, were on deposit as required by regulatory authorities. At December 31, 2009, AFG and its subsidiaries had $128 million in undrawn letters of credit ($43 million of which was collateralized) supporting the underwriting capacity of its U.K.-based Lloyd's insurers.

  Property and Casualty Insurance Reserves  The liability for losses and LAE for long-term scheduled payments under certain workers' compensation insurance has been discounted at 6%, an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2009, has been reduced by $33 million.

  The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions). Favorable development in 2009 was primarily in the Specialty financial and Property and transportation sub-segments. In 2008 and 2007, AFG had significant favorable reserve development in the Specialty casualty and Property and transportation sub-segments.

	2009	2008	2007

Balance at beginning of period	$4,154	$3,868	$3,791

Provision for losses and LAE occurring
in the current year	1,385	1,864	1,531
Net decrease in provision for claims
of prior years (*)	(198)	(242)	(99)
Total losses and LAE incurred	1,187	1,622	1,432
Payments for losses and LAE of:
Current year	(503)	(645)	(509)
Prior years	(999)	(811)	(846)
Total payments	(1,502)	(1,456)	(1,355)

Reserves of businesses acquired	-	120	-
Foreign - currency translation and other	60	-	-
Balance at end of period	3,899	4,154	3,868

Add back reinsurance recoverables, net
of allowance	2,513	2,610	2,300

Gross unpaid losses and LAE included
in the Balance Sheet	$6,412	$6,764	$6,168

(*)	Includes a charge of $2 million in 2009, a benefit of $12 million in 2008 and a charge of $23 million in 2007 related to deferred gains on retroactive reinsurance.

  Net Investment Income  The following table shows (in millions) investment income earned and investment expenses incurred by AFG's insurance group.

	2009	2008	2007
Insurance group investment income:
Fixed maturities	$1,182.9	$1,095.9	$961.1
Equity securities	10.8	19.0	22.7
Other	5.3	6.6	10.4
	1,199.0	1,121.5	994.2
Insurance group investment expenses (*)	(37.8)	(24.3)	(27.4)

	$1,161.2	$1,097.2	$966.8

(*) Included primarily in "Other operating and general expenses" in the
Statement of Earnings.

  AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Statutory Information  AFG's U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings (loss) and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

				Policyholders'
	Net Earnings (Loss)			Surplus
	2009	2008	2007	2009	2008

Property and casualty companies	$574	$170	$386	$2,061	$1,921
Life insurance companies	(76)	(93)	68	1,023	853

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

	2009	2008	2007

Direct premiums written	$3,731	$4,230	$3,940
Reinsurance assumed	32	37	40
Reinsurance ceded	(1,452)	(1,381)	(1,268)

Net written premiums	$2,311	$2,886	$2,712

Direct premiums earned	$3,854	$4,196	$3,936
Reinsurance assumed	32	36	42
Reinsurance ceded	(1,474)	(1,365)	(1,275)

Net earned premiums	$2,412	$2,867	$2,703

Reinsurance recoveries	$ 898	$1,021	$ 686

  AFG has reinsured approximately $19 billion in face amount of life insurance at December 31, 2009 and $21 billion at December 31, 2008. Life premiums ceded were $54 million, $57 million and $64 million for 2009, 2008 and 2007, respectively.

  Variable Annuities  At December 31, 2009, the aggregate guaranteed minimum death benefit value (assuming every variable annuity policyholder died on that date) on AFG's variable annuity policies exceeded the fair value of the underlying variable annuities by $85 million, compared to $191 million at December 31, 2008. Death benefits paid in excess of the variable annuity account balances were less than $1 million in each of the last three years.

  Additional Information  Losses and loss adjustment expenses included charges for possible losses on reinsurance recoverables of $.1 million in 2009, $.3 million in 2008 and $7.9 million in 2007. The aggregate allowance for losses on reinsurance recoverables amounted to approximately $28 million at December 31, 2009 and 2008.

Operating Leases  Total rental expense for various leases of office space and equipment was $40 million, $39 million and $37 million for 2009, 2008 and 2007, respectively. AFG has committed to lease approximately 530,000 square feet of office space in a building under construction under a 15-year lease beginning in 2011. Rentals, which escalate over the lease term, average approximately $16.9 million per year. Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2009, were as follows: 2010 - $34 million; 2011 - $42 million; 2012 - $37 million; 2013 - $34 million; 2014 - $30 million; and $227 million thereafter.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Instruments with Off-Balance-Sheet Risk  On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2009, AFG and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling up to $27 million.

Collateralized Loan Obligations  AFG is the investment manager and has investments (included in fixed maturities) ranging from 7.5% to 24.4% of the most subordinate tranche of six collateralized loan obligation entities ("CLOs"), which are considered variable interest entities. Upon formation between 2004 and 2007, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG's investments in these entities are credited with residual income of the CLO only after the CLOs pay operating expenses (including management fees to AFG), interest on and returns of capital to senior levels of securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

In analyzing all expected cash flows, AFG determined that it will not receive a majority of the residual returns nor absorb a majority of the entities' expected losses. Accordingly, AFG has not been required to consolidate these variable interest entities because it was not the primary beneficiary. Beginning in 2010, accounting standards for determining the primary beneficiary of a variable interest entity changed from the above quantitative assessment to a qualitative one based on the power to direct the activities of the entity and the obligation to absorb the entity's losses or the right to receive benefits that could potentially be significant to the entity. Should AFG determine it is the primary beneficiary of its CLOs under the new guidance, it will consolidate the CLOs beginning January 1, 2010.

At December 31, 2009 and 2008, the fair value of investments managed by these entities was approximately $2.3 billion and $1.7 billion, respectively. Each CLO's assets can only be used to satisfy that CLO's obligations and the related liabilities are non-recourse to AFG. Accordingly, AFG's maximum exposure to economic loss is limited to its investment in the CLOs, which had an aggregate amortized cost of approximately $700,000 ($6.4 million fair value) at December 31, 2009. AFG recorded management fee income of $2.3 million, $9.2 million and $8.0 million for the years ended 2009, 2008 and 2007, respectively.

Restrictions on Transfer of Funds and Assets of Subsidiaries  Payments of dividends, loans and advances by AFG's subsidiaries are subject to various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2010 from its insurance subsidiaries without seeking regulatory clearance is approximately $673 million. Additional amounts of dividends, loans and advances require regulatory approval.

Benefit Plans  AFG expensed approximately $34 million in 2009, $19 million in 2008 and $21 million in 2007 for its retirement and employee savings plans.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Condensed Consolidating Information  AFG has guaranteed all of the outstanding public debt of GAFRI and GAFRI's wholly-owned subsidiary, AAG Holding Company, Inc. In addition, GAFRI guarantees AAG Holding's public debt. The AFG and GAFRI guarantees are full and unconditional and joint and several. Condensed consolidating financial statements for AFG are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
December 31, 2009

Assets:
Cash and investments	$ 225.3	$ 32.3	$ -	$19,535.3	($ 1.7)	$19,791.2
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,892.1	-	3,892.1
Agents' balances and premiums receivable	-	-	-	553.6	-	553.6
Deferred policy acquisition costs	-	-	-	1,570.4	-	1,570.4
Other assets	14.4	4.9	6.0	1,831.0	19.7	1,876.0
Investment in subsidiaries and
affiliates	4,188.5	1,539.4	1,624.3	687.2	(8,039.4)	-

Total assets	$4,428.2	$1,576.6	$1,630.3	$28,069.6	($8,021.4)	$27,683.3

Liabilities and Equity:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 7,980.5	$ -	$ 7,980.5
Annuity, life, accident and health
benefits and reserves	-	-	-	12,939.1	(1.5)	12,937.6
Long-term debt	467.9	.6	219.4	140.2	(.5)	827.6
Other liabilities	179.2	20.8	110.2	1,875.9	(167.4)	2,018.7
	647.1	21.4	329.6	22,935.7	(169.4)	23,764.4
Total shareholders' equity	3,781.1	1,555.2	1,300.7	4,996.1	(7,852.0)	3,781.1
Noncontrolling interests	-	-	-	137.8	-	137.8

Total liabilities and equity	$4,428.2	$1,576.6	$1,630.3	$28,069.6	($8,021.4)	$27,683.3

December 31, 2008

Assets:
Cash and investments	$ 188.5	$ 20.4	$ -	$16,663.7	($ 2.1)	$16,870.5
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	4,301.7	-	4,301.7
Agents' balances and premiums receivable	-	-	-	629.7	-	629.7
Deferred policy acquisition costs	-	-	-	2,343.1	-	2,343.1
Other assets	11.6	6.0	6.1	2,084.3	174.5	2,282.5
Investment in subsidiaries and
affiliates	3,131.6	812.8	900.4	711.8	(5,556.6)	-

Total assets	$3,331.7	$ 839.2	$ 906.5	$26,734.3	($5,384.2)	$26,427.5

Liabilities and Equity:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 8,462.1	$ -	$ 8,462.1
Annuity, life, accident and health
benefits and reserves	-	-	-	12,194.2	(1.7)	12,192.5
Long-term debt	719.0	.7	219.4	91.0	(.4)	1,029.7
Other liabilities	122.7	21.8	110.8	1,945.7	(59.4)	2,141.6
	841.7	22.5	330.2	22,693.0	(61.5)	23,825.9
Total shareholders' equity	2,490.0	816.7	576.3	3,929.7	(5,322.7)	2,490.0
Noncontrolling interests	-	-	-	111.6	-	111.6

Total liabilities and equity	$3,331.7	$ 839.2	$ 906.5	$26,734.3	($5,384.2)	$26,427.5

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE YEAR ENDED DECEMBER 31, 2009

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$2,412.5	$ -	$2,412.5
Life, accident and health premiums	-	-	-	443.4	-	443.4
Realized gains (losses)	.3	(7.7)	-	44.3	1.1	38.0
Investment and other income	2.4	10.1	-	1,436.7	(22.5)	1,426.7
Equity in earnings of subsidiaries	895.5	73.1	115.3	-	(1,083.9)	-
	898.2	75.5	115.3	4,336.9	(1,105.3)	4,320.6
Costs and Expenses:
Insurance benefits and expenses	-	-	-	2,978.4	-	2,978.4
Interest charges on borrowed money	49.5	.1	25.4	14.3	(22.6)	66.7
Other expenses	47.2	19.6	5.6	391.1	(.9)	462.6
	96.7	19.7	31.0	3,383.8	(23.5)	3,507.7

Operating earnings before income taxes	801.5	55.8	84.3	953.1	(1,081.8)	812.9
Provision for income taxes	282.2	16.6	25.9	327.5	(370.0)	282.2

Net earnings, including noncontrolling
interests	519.3	39.2	58.4	625.6	(711.8)	530.7
Less: Net earnings attributable to
noncontrolling interests	-	-	-	11.4	-	11.4

Net Earnings Attributable to Shareholders	$519.3	$ 39.2	$ 58.4	$ 614.2	($ 711.8)	$ 519.3

FOR THE YEAR ENDED DECEMBER 31, 2008

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$2,867.2	$ -	$2,867.2
Life, accident and health premiums	-	-	-	434.6	-	434.6
Realized gains (losses)	(2.5)	-	-	(426.0)	2.1	(426.4)
Investment and other income	(1.2)	11.7	-	1,437.9	(31.1)	1,417.3
Equity in earnings of subsidiaries	407.4	(87.3)	(64.1)	-	(256.0)	-
	403.7	(75.6)	(64.1)	4,313.7	(285.0)	4,292.7
Costs and Expenses:
Insurance benefits and expenses	-	-	-	3,443.7	.1	3,443.8
Interest charges on borrowed money	58.7	.1	29.0	14.7	(32.5)	70.0
Other expenses	33.3	18.0	5.9	406.9	(1.1)	463.0
	92.0	18.1	34.9	3,865.3	(33.5)	3,976.8

Operating earnings (loss) before income taxes	311.7	(93.7)	(99.0)	448.4	(251.5)	315.9
Provision (credit) for income taxes	115.9	(33.7)	(32.2)	167.6	(101.7)	115.9

Net earnings (loss), including
noncontrolling interests	195.8	(60.0)	(66.8)	280.8	(149.8)	200.0
Less: Net earnings attributable to
noncontrolling interests	-	-	-	4.2	-	4.2

Net Earnings (Loss) Attributable to
Shareholders	$195.8	($ 60.0)	($ 66.8)	$ 276.6	($ 149.8)	$ 195.8

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE YEAR ENDED DECEMBER 31, 2007

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$2,702.7	$ -	$2,702.7
Life, accident and health premiums	-	-	-	423.7	-	423.7
Realized gains (losses)	2.7	3.7	-	(75.7)	(1.5)	(70.8)
Investment and other income	11.6	17.8	(3.4)	1,355.4	(58.2)	1,323.2
Equity in earnings of subsidiaries	708.9	71.2	99.1	36.9	(916.1)	-
	723.2	92.7	95.7	4,443.0	(975.8)	4,378.8
Costs and Expenses:
Insurance benefits and expenses	-	-	-	3,144.6	-	3,144.6
Interest charges on borrowed money	76.2	3.6	35.9	16.0	(60.4)	71.3
Other expenses	40.2	13.9	3.9	455.2	10.8	524.0
	116.4	17.5	39.8	3,615.8	(49.6)	3,739.9

Operating earnings before income taxes	606.8	75.2	55.9	827.2	(926.2)	638.9
Provision for income taxes	225.8	22.8	14.7	261.3	(298.8)	225.8

Earnings from continuing operations	381.0	52.4	41.2	565.9	(627.4)	413.1
Discontinued operations, net of tax	2.2	1.9	-	2.3	(4.2)	2.2

Net earnings, including noncontrolling
interests	383.2	54.3	41.2	568.2	(631.6)	415.3
Less: Net earnings attributable to
noncontrolling interests	-	-	-	32.1	-	32.1

Net Earnings Attributable to Shareholders	$383.2	$ 54.3	$ 41.2	$ 536.1	($ 631.6)	$ 383.2

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE YEAR ENDED			AAG	All Other	Consol.
DECEMBER 31, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings, including noncontrolling
interests	$519.3	$ 39.2	$ 58.4	$ 625.6	($711.8)	$ 530.7
Adjustments:
Equity in net earnings of subsidiaries	(583.0)	(51.1)	(79.1)	-	713.2	-
Dividends from subsidiaries	635.8	2.8	-	-	(638.6)	-
Other adjustments, net	13.8	4.7	(3.1)	369.7	(1.4)	383.7
Net cash provided by (used in)
operating activities	585.9	(4.4)	(23.8)	995.3	(638.6)	914.4

Investing Activities:
Purchase of investments, property and
equipment	(14.0)	-	-	(4,924.0)	-	(4,938.0)
Purchase of subsidiaries	-	-	-	(5.2)	-	(5.2)
Capital contributions to subsidiaries	(169.6)	(140.8)	(116.0)	-	426.4	-
Maturities and redemptions of fixed
maturity investments	.3	-	-	1,934.1	-	1,934.4
Sale of investments, property and
equipment	14.7	.7	-	2,319.8	-	2,335.2
Other, net	-	(13.2)	-	(96.3)	-	(109.5)
Net cash provided by (used in)
investing activities	(168.6)	(153.3)	(116.0)	(771.6)	426.4	(783.1)

Financing Activities:
Annuity receipts	-	-	-	1,433.6	-	1,433.6
Annuity surrenders, benefits and
withdrawals	-	-	-	(1,272.7)	-	(1,272.7)
Net transfers from variable annuity assets	-	-	-	(9.7)	-	(9.7)
Additional long-term borrowings	522.2	-	-	59.2	-	581.4
Reductions of long-term debt	(776.3)	(.1)	-	(8.7)	-	(785.1)
Issuances of Common Stock	14.2	-	-	.7	-	14.9
Capital contributions from parent	-	168.0	139.8	118.6	(426.4)	-
Repurchases of Common Stock	(81.0)	-	-	-	-	(81.0)
Cash dividends paid	(59.9)	-	-	(638.6)	638.6	(59.9)
Other, net	-	-	-	(97.3)	-	(97.3)
Net cash provided by (used in)
financing activities	(380.8)	167.9	139.8	(414.9)	212.2	(275.8)

Net increase (decrease) in cash and
cash equivalents	36.5	10.2	-	(191.2)	-	(144.5)
Cash and cash equivalents at beginning
of year	160.2	1.7	-	1,102.1	-	1,264.0

Cash and cash equivalents at end of year	$196.7	$ 11.9	$ -	$ 910.9	$ -	$1,119.5

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE YEAR ENDED			AAG	All Other	Consol.
DECEMBER 31, 2008	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings (loss), including
noncontrolling interests	$195.8	($ 60.0)	($ 66.8)	$ 280.8	($ 149.8)	$ 200.0
Adjustments:
Equity in net (earnings) loss
of subsidiaries	(255.9)	52.0	43.6	-	160.3	-
Dividends from subsidiaries	410.5	12.0	72.5	-	(495.0)	-
Other adjustments, net	23.4	(11.9)	2.8	769.1	(10.5)	772.9
Net cash provided by (used in)
operating activities	373.8	(7.9)	52.1	1,049.9	(495.0)	972.9

Investing Activities:
Purchase of investments, property and
equipment	(5.4)	(43.8)	-	(6,396.6)	-	(6,445.8)
Purchase of subsidiaries	-	-	-	(112.5)	-	(112.5)
Capital contributions to subsidiaries	(292.7)	(142.4)	(125.0)	-	560.1	-
Maturities and redemptions of fixed
maturity investments	.2	5.9	-	1,901.3	(20.0)	1,887.4
Sale of investments, property and
equipment	4.8	37.9	-	3,833.5	-	3,876.2
Other, net	(2.5)	(16.7)	-	93.4	-	74.2
Net cash provided by (used in)
investing activities	(295.6)	(159.1)	(125.0)	(680.9)	540.1	(720.5)

Financing Activities:
Annuity receipts	-	-	-	1,648.8	-	1,648.8
Annuity surrenders, benefits and
withdrawals	-	-	-	(1,466.3)	-	(1,466.3)
Net transfers from variable annuity assets	-	-	-	45.9	-	45.9
Additional long-term borrowings	700.0	-	-	15.0	-	715.0
Reductions of long-term debt	(557.1)	(.1)	(69.5)	(15.7)	20.0	(622.4)
Issuances of Common Stock	21.6	-	-	1.0	-	22.6
Capital contributions from parent	-	166.2	142.4	251.5	(560.1)	-
Repurchases of Common Stock	(47.4)	-	-	-	-	(47.4)
Cash dividends paid	(50.7)	-	-	(495.0)	495.0	(50.7)
Other, net	-	-	-	(49.8)	-	(49.8)
Net cash provided by (used in)
financing activities	66.4	166.1	72.9	(64.6)	(45.1)	195.7

Net increase (decrease) in cash and
cash equivalents
Cash and cash equivalents at beginning	144.6	(.9)	-	304.4	-	448.1
of year	15.6	2.6	-	797.7	-	815.9

Cash and cash equivalents at end of year	$160.2	$ 1.7	$ -	$1,102.1	$ -	$1,264.0

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

FOR THE YEAR ENDED			AAG	All Other	Consol.
DECEMBER 31, 2007	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings, including noncontrolling
interests	$383.2	$ 54.3	$ 41.2	$ 568.2	($631.6)	$ 415.3
Adjustments:
Equity in net earnings of subsidiaries	(460.1)	(48.9)	(70.3)	(36.8)	616.1	-
Dividends from subsidiaries	320.7	180.3	30.0	-	(531.0)	-
Other adjustments, net	(7.1)	.1	(1.9)	366.6	15.5	373.2
Net cash provided by (used in)
operating activities	236.7	185.8	(1.0)	898.0	(531.0)	788.5

Investing Activities:
Purchase of investments, property and
equipment	(5.7)	(2.8)	-	(4,325.5)	74.8	(4,259.2)
Purchase of subsidiaries	(.2)	(239.0)	-	(19.4)	-	(258.6)
Capital contributions to subsidiaries	(285.0)	(281.1)	(67.0)	-	633.1	-
Maturities and redemptions of fixed
maturity investments	5.0	32.2	-	1,521.8	(55.4)	1,503.6
Sale of investments, property and
equipment	115.5	26.0	-	1,767.0	(71.7)	1,836.8
Other, net	2.6	-	-	(106.9)	-	(104.3)
Net cash provided by (used in)
investing activities	(167.8)	(464.7)	(67.0)	(1,163.0)	580.8	(1,281.7)

Financing Activities:
Annuity receipts	-	-	-	1,573.6	-	1,573.6
Annuity surrenders, benefits and
withdrawals	-	-	-	(1,428.4)	-	(1,428.4)
Net transfers from variable annuity assets	-	-	-	59.6	-	59.6
Additional long-term borrowings	145.0	-	97.0	-	-	242.0
Reductions of long-term debt	(120.8)	(.1)	(154.3)	(5.0)	52.3	(227.9)
Issuances of Common Stock	17.5	-	-	.8	-	18.3
Capital contributions from parent	-	276.0	281.1	76.0	(633.1)	-
Repurchases of Common Stock	(199.1)	-	-	-	-	(199.1)
Cash dividends paid	(41.9)	-	(155.8)	(375.2)	531.0	(41.9)
Other, net	-	2.8	-	(18.9)	-	(16.1)
Net cash provided by (used in)
financing activities	(199.3)	278.7	68.0	(117.5)	(49.8)	(19.9)

Net increase (decrease) in cash and
cash equivalents	(130.4)	(.2)	-	(382.5)	-	(513.1)
Cash and cash equivalents at beginning
of year	146.0	2.8	-	1,180.2	-	1,329.0

Cash and cash equivalents at end of year	$ 15.6	$ 2.6	$ -	$ 797.7	$ -	$ 815.9

PART III

The information required by the following Items will be included in AFG's definitive Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year and is incorporated herein by reference.

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

B. Schedules filed herewith for 2009, 2008 and 2007:
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

3. Exhibits - see Exhibit Index on page E-1.

S-1

AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In Millions)

Condensed Balance Sheet
	December 31
	2009	2008
Assets:
Cash and cash equivalents	$ 196.7	$ 160.2
Investment in securities	26.3	26.0
Investment in subsidiaries (a)	4,188.5	3,131.6
Other investments	2.3	2.3
Other assets	14.4	11.6

	$4,428.2	$3,331.7
Liabilities and Shareholders' Equity:
Accounts payable, accrued expenses and other
liabilities	$ 179.2	$ 122.7
Long-term debt	467.9	719.0
Shareholders' equity	3,781.1	2,490.0

	$4,428.2	$3,331.7

Condensed Statement of Earnings
	Year Ended December 31,
	2009	2008	2007
Income:
Dividends from subsidiaries (b)	$635.8	$774.8	$1,057.2
Equity in undistributed earnings
of subsidiaries (b)	259.7	(367.4)	(348.3)
Realized gains (losses) on investments	.3	(2.5)	2.7
Investment and other income (c)	2.4	(1.2)	11.6
	898.2	403.7	723.2

Costs and Expenses:
Interest charges on intercompany borrowings	12.7	20.6	41.4
Interest charges on other borrowings	36.8	38.1	34.8
Loss on retirement of debt	-	-	.3
Other operating and general expenses	47.2	33.3	39.9
	96.7	92.0	116.4

Earnings from continuing operations
before income taxes	801.5	311.7	606.8
Provision for income taxes	282.2	115.9	225.8
Earnings from continuing operations	519.3	195.8	381.0

Discontinued operations, net of tax	-	-	2.2

Net Earnings Attributable to Shareholders	$519.3	$195.8	$ 383.2

_________________________
(a) Investment in subsidiaries includes intercompany receivables and payables.
(b) Reflects dividend of GAFRI Common Stock by GAI of $681.8 million in 2007.
(c) Includes mark-to-market adjustments on trading securities.

S-2

AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

(In Millions)

Condensed Statement of Cash Flows

	Year Ended December 31,
	2009	2008	2007
Operating Activities:
Net earnings attributable to shareholders	$519.3	$195.8	$383.2
Adjustments:
Equity in earnings of subsidiaries	(583.0)	(255.9)	(460.1)
Depreciation and amortization	1.2	1.8	1.9
Realized (gains) losses on investing
activities	(.3)	2.8	(2.7)
Loss on retirement of debt	-	-	.3
Change in balances with affiliates	(46.5)	65.2	(3.6)
Net (purchases) sales of trading securities	-	5.8	(32.5)
Increase in other assets	(.1)	(.3)	(1.7)
Increase (decrease) in other liabilities	56.3	(60.8)	22.3
Dividends from subsidiaries	635.8	410.5	320.7
Other	3.2	8.9	8.9
Net cash provided by operating activities	585.9	373.8	236.7

Investing Activities:
Capital contributions to subsidiaries (a)	(169.6)	(292.7)	(285.0)
Purchases of investments	(13.0)	(4.9)	(4.5)
Sales of investments	14.7	4.8	115.5
Maturities and redemptions	.3	.2	5.0
Other	(1.0)	(3.0)	1.2
Net cash used in investing activities	(168.6)	(295.6)	(167.8)

Financing Activities:
Additional long-term borrowings	522.2	700.0	145.0
Reductions of long-term debt	(776.3)	(557.1)	(120.8)
Issuances of Common Stock	14.2	21.6	17.5
Repurchases of Common Stock	(81.0)	(47.4)	(199.1)
Cash dividends paid	(59.9)	(50.7)	(41.9)
Net cash provided by (used in)
financing activities	(380.8)	66.4	(199.3)

Net Increase (Decrease) in Cash and Cash Equivalents	36.5	144.6	(130.4)

Cash and cash equivalents at beginning of year	160.2	15.6	146.0

Cash and cash equivalents at end of year	$196.7	$160.2	$ 15.6

(a) Includes amounts contributed in 2007 to fund GAFRI's acquisition of its shares not previously owned by AFG.

S-3

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2009

(IN MILLIONS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
AFFILIATION WITH REGISTRANT	DEFERRED POLICY ACQUISITION COSTS	(a) RESERVES FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES	(b) DISCOUNT DEDUCTED IN COLUMN C	(c) UNEARNED PREMIUMS	EARNED PREMIUMS	NET INVESTMENT INCOME	CLAIMS AND CLAIM ADJUSTMENT EXPENSES INCURRED RELATED TO		AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS	PAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES	PREMIUMS WRITTEN
							CURRENT YEARS	PRIOR YEARS

      CONSOLIDATED PROPERTY-CASUALTY ENTITIES

2009	$339	$6,412	$33	$1,568	$2,412	$394	$1,385	($198)	$649	$1,502	$2,311

2008	$362	$6,764	$36	$1,698	$2,867	$387	$1,864	($242)	$749	$1,456	$2,886

2007					$2,703	$329	$1,531	($ 99)	$654	$1,355	$2,712

(a) Grossed up for reinsurance recoverables of $2,513 and $2,610 at December 31, 2009 and 2008, respectively.
(b) Discounted at approximately 6%.
(c) Grossed up for prepaid reinsurance premiums of $381 and $406 at December 31, 2009 and 2008, respectively.

Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.
American Financial Group, Inc.

Signed: February 26, 2010	BY:/s/CARL H. LINDNER III
Carl H. Lindner III
Co-Chief Executive Officer

BY:/s/S. CRAIG LINDNER
S. Craig Lindner
Co-Chief Executive Officer

______________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Capacity	Date

/s/CARL H. LINDNER	Chairman of the Board	February 26, 2010
Carl H. Lindner	of Directors

/s/CARL H. LINDNER III	Director	February 26, 2010
Carl H. Lindner III

/s/S. CRAIG LINDNER	Director	February 26, 2010
S. Craig Lindner

/s/THEODORE H. EMMERICH	Director*	February 26, 2010
Theodore H. Emmerich

/s/JAMES E. EVANS	Director	February 26, 2010
James E. Evans

/s/TERRY S. JACOBS	Director*	February 26, 2010
Terry S. Jacobs

/s/GREGORY G. JOSEPH	Director*	February 26, 2010
Gregory G. Joseph

/s/KENNETH C. AMBRECHT	Director	February 26, 2010
Kenneth C. Ambrecht

/s/WILLIAM W. VERITY	Director	February 26, 2010
William W. Verity

/s/JOHN I. VON LEHMAN	Director*	February 26, 2010
John I. Von Lehman

/s/KEITH A. JENSEN	Senior Vice President	February 26, 2010
Keith A. Jensen	(principal financial and accounting officer)

* Member of the Audit Committee

INDEX TO EXHIBITS

AMERICAN FINANCIAL GROUP, INC.
Number	Exhibit Description

3(a)	Amended and Restated Articles of
Incorporation, filed as Exhibit 3(a)
	to AFG's Form 10-K for 1997.	(*)

3(b)	Amended and Restated Code of Regulations, filed as
	Exhibit 3 to AFG's Form 8-K filed on December 11, 2008.	(*)

4	Instruments defining the rights of	Registrant has no
	security holders.	outstanding debt issues
exceeding 10% of the
assets of Registrant and
consolidated subsidiaries.

Material Contracts:

10(a)	Amended and Restated Directors' Compensation Plan.

10(b)	Amended and Restated Deferred Compensation Plan, filed as
	Exhibit 10(b) to AFG's Form 10-K for 2008.	(*)

10(c)	Annual Co-CEO Equity Bonus Plan.

10(d)	Annual Senior Executive Bonus Plan.

10(e)	2009 Annual Senior Executive Bonus Plan, filed as
	Exhibit 10(d) to AFG's Form 10-K for 2008.	(*)

10(f)	Amended and restated Nonqualified Auxiliary RASP, filed as
	Exhibit 10(f) to AFG's Form 10-K for 2008.	(*)

10(g)	2005 Stock Incentive Plan included in AFG's
	2005 Proxy, filed on April 15, 2005.	(*)

10(h)	Credit Agreement, dated March 29, 2006 among
American Financial Group, Inc. and AAG Holding Company,
Inc., each as Borrowers, and several lenders, filed as
	Exhibit 10.2 to AFG's Form 8-K filed on March 30, 2006.	(*)

10(i)	Amendment to Credit Agreement dated March 29, 2006, among
American Financial Group, Inc., AAG Holding Company, Inc.,
each as borrowers, and several lenders, filed as
	Exhibit 10(i) to AFG's Form 10-K for 2007.	(*)

(*) Incorporated herein by reference.

E-1

INDEX TO EXHIBITS - CONTINUED

AMERICAN FINANCIAL GROUP, INC.
Number	Exhibit Description

12	Computation of ratios of earnings
to fixed charges.

21	Subsidiaries of the Registrant.

23	Consent of independent registered public accounting firm.

31(a)	Certification of Co-Chief Executive Officer pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Co-Chief Executive Officer pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of Chief Financial Officer pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Co-Chief Executive Officers and Chief
Financial Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

E-2