Form 10-Q
period 2010-03-31
AMERICAN FINANCIAL GROUP INC
filed 2010-05-07
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

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

As of May 1, 2010, there were 111,207,961 shares of the Registrant's Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

TABLE OF CONTENTS

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

ITEM I - FINANCIAL STATEMENTS

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)

(Dollars In Millions)
	March 31,	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$ 1,170	$ 1,120
Investments:
Fixed maturities, available for sale at fair value
(amortized cost - $17,125 and $16,730)	17,562	16,823
Fixed maturities, trading at fair value	381	372
Equity securities, at fair value (cost - $232 and $228)	410	411
Mortgage loans	410	376
Policy loans	271	276
Real estate and other investments	407	413
Total cash and investments	20,611	19,791

Recoverables from reinsurers	3,182	3,511
Prepaid reinsurance premiums	371	381
Agents' balances and premiums receivable	547	554
Deferred policy acquisition costs	1,425	1,570
Assets of managed investment entities	2,478	-
Other receivables	333	542
Variable annuity assets (separate accounts)	574	549
Other assets	561	577
Goodwill	208	208

Total Assets	$30,290	$27,683

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$ 6,160	$ 6,412
Unearned premiums	1,532	1,568
Annuity benefits accumulated	11,540	11,335
Life, accident and health reserves	1,604	1,603
Payable to reinsurers	357	462
Liabilities of managed investment entities	2,243	-
Long-term debt	824	828
Variable annuity liabilities (separate accounts)	574	549
Other liabilities	1,149	1,007
Total liabilities	25,983	23,764

Shareholders' Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 111,129,916 and 113,386,343 shares outstanding	111	113
Capital surplus	1,212	1,231
Retained Earnings:
Appropriated - managed investment entities	225	-
Unappropriated	2,327	2,274
Accumulated other comprehensive income, net of tax	290	163
Total shareholders' equity	4,165	3,781

Noncontrolling interests	142	138
Total equity	4,307	3,919

Total liabilities and equity	$30,290	$27,683

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (unaudited)

(In Millions, Except Per Share Data)
	Three months ended
	March 31,
	2010	2009
Income:
Property and casualty insurance premiums	$ 579	$ 575
Life, accident and health premiums	115	109
Investment income	295	300
Realized gains (losses) on securities (*)	4	(41)
Income (loss) of managed investment entities:
Investment income	22	-
Loss on change in fair value of assets/liabilities	(25)	-
Other income	44	63
	1,034	1,006
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	304	272
Commissions and other underwriting expenses	204	199
Annuity benefits	108	108
Life, accident and health benefits	96	91
Annuity and supplemental insurance acquisition expenses	49	52
Interest charges on borrowed money	18	16
Expenses of managed investment entities	9	-
Other operating and general expenses	99	100
	887	838

Operating earnings before income taxes	147	168
Provision for income taxes	59	58

Net earnings, including noncontrolling interests	88	110
Less: Net earnings (loss) attributable to
noncontrolling interests	(18)	6

Net Earnings Attributable to Shareholders	$ 106	$ 104

Earnings Attributable to Shareholders per Common Share:
Basic	$.94	$.90
Diluted	$.93	$.88

Average number of Common Shares:
Basic	112.0	115.7
Diluted	113.1	116.4

Cash dividends per Common Share	$.1375	$.13

(*) Consists of the following:
Realized gains before impairments	$25	$ 35

Losses on securities with impairment	(14)	(184)
Non-credit portion recognized in other
comprehensive income (loss)	(7)	108
Impairment charges recognized in earnings	(21)	(76)

Total realized gains (losses) on securities	$ 4	($ 41)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

(Dollars in Millions)

		Shareholders' Equity
		Common Stock			Accum.		Noncon-
	Common	and Capital	Retained Earnings		Other Comp		trolling	Total
	Shares	Surplus	Appro.	Unappro.	Inc.(Loss)	Total	Interests	Equity
Balance at December 31, 2009	113,386,343	$1,344	$ -	$2,274	$163	$3,781	$138	$3,919

Cumulative effect of accounting change		-	245	4	(4)	245	-	245
Net earnings	-	-	-	106	-	106	(18)	88
Other comprehensive income net of tax:
Change in unrealized gain on
securities	-	-	-	-	127	127	2	129
Change in foreign currency translation	-	-	-	-	4	4	1	5
Total comprehensive income						237	(15)	222

Allocation of losses of managed
investment entities	-	-	(20)	-	-	(20)	20	-

Dividends on Common Stock	-	-	-	(16)	-	(16)	-	(16)
Shares issued:
Exercise of stock options	312,661	6	-	-	-	6	-	6
Other benefit plans	337,993	4	-	-	-	4	-	4
Dividend reinvestment plan	4,753	-	-	-	-	-	-	-
Other stock-based compensation expense	-	3	-	-	-	3	-	3
Shares acquired and retired	(2,911,834)	(34)	-	(41)	-	(75)	-	(75)
Other	-	-	-	-	-	-	(1)	(1)

Balance at March 31, 2010	111,129,916	$1,323	$ 225	$2,327	$290	$4,165	$142	$4,307

Balance at December 31, 2008	115,599,169	$1,351	$ -	$1,842	($703)	$2,490	$112	$2,602

Cumulative effect of accounting change	-	-	-	17	(17)	-	-	-
Net earnings	-	-	-	104	-	104	6	110
Other comprehensive income (loss),
net of tax:
Change in unrealized gain (loss)
on securities	-	-	-	-	(16)	(16)	(1)	(17)
Change in foreign currency translation	-	-	-	-	(4)	(4)	-	(4)
Total comprehensive income						84	5	89

Dividends on Common Stock	-	-	-	(15)	-	(15)	-	(15)
Shares issued:
Benefit plans	116,331	1	-	-	-	1	-	1
Dividend reinvestment plan	5,754	-	-	-	-	-	-	-
Stock-based compensation expense	-	3	-	-	-	3	-	3
Other	-	-	-	-	-	-	(1)	(1)

Balance at March 31, 2009	115,721,254	$1,355	$ -	$1,948	($740)	$2,563	$116	$2,679

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In Millions)
	Three months ended
	March 31,
	2010	2009
Operating Activities:
Net earnings, including noncontrolling interests	$ 88	$ 110
Adjustments:
Depreciation and amortization	47	63
Annuity benefits	108	108
Realized (gains) losses on investing activities	(4)	41
Net purchases of trading securities	(15)	(35)
Deferred annuity and life policy acquisition costs	(45)	(38)
Change in:
Reinsurance and other receivables	570	823
Other assets	9	62
Insurance claims and reserves	(288)	(502)
Payable to reinsurers	(106)	(218)
Other liabilities	43	8
Other operating activities, net	(14)	-
Net cash provided by operating activities	393	422

Investing Activities:
Purchases of fixed maturities	(1,312)	(1,088)
Purchases of real estate, property and equipment	(38)	(11)
Proceeds from maturities and redemptions of fixed maturities	508	380
Proceeds from sales of fixed maturities	497	397
Change in securities lending collateral	-	16
Managed investment entities:
Purchases of investments	(141)	-
Proceeds from sales and redemptions of investments	210	-
Other investing activities, net	(27)	(8)
Net cash used in investing activities	(303)	(314)

Financing Activities:
Annuity receipts	387	266
Annuity surrenders, benefits and withdrawals	(311)	(320)
Additional long-term borrowings	-	29
Managed investment entities' retirement of liabilities	(28)	-
Change in securities lending obligation	-	(16)
Issuances of Common Stock	7	-
Repurchases of Common Stock	(75)	-
Cash dividends paid on Common Stock	(15)	(15)
Other financing activities, net	(5)	(1)
Net cash provided by (used in) financing activities	(40)	(57)

Net Increase in Cash and Cash Equivalents	50	51

Cash and cash equivalents at beginning of period	1,120	1,264

Cash and cash equivalents at end of period	$1,170	$1,315

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

INDEX TO NOTES
A.	Accounting Policies	H.	Amortizable Intangible Assets
B.	Segments of Operations	I.	Long Term Debt
C.	Fair Value Measurements	J.	Shareholders' Equity
D.	Investments	K.	Income Taxes
E.	Derivatives	L.	Contingencies
F.	Deferred Policy Acquisition Costs	M.	Condensed Consolidating Information
G.	Managed Investment Entities	N.	Subsequent Event

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

Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2010, and prior to the filing date of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements  Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability ("inputs") are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG's assumptions about the assumptions market participants would use in pricing the asset or liability. In the first quarter of 2010, AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities.

New accounting guidance adopted by AFG on January 1, 2010, requires additional disclosures about transfers between levels in the hierarchy of fair value measurements. The guidance also clarifies existing disclosure requirements related to the level of disaggregation presented and inputs used in determining fair values. Additional detail relating to the roll-forward of Level 3 fair values will be required beginning in 2011.

Investments  Fixed maturity and equity securities classified as "available for sale" are reported at fair value with unrealized gains and losses included in a separate component of shareholders' equity. Fixed maturity and equity securities classified as "trading" are reported at fair value with changes in unrealized holding gains or losses during the period included in investment

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

In 2009, AFG adopted new accounting guidance relating to the recognition and presentation of other-than-temporary impairments. Under the guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit-related portion of an other-than-temporary impairment is measured by comparing a security's amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Statement of Earnings. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge to earnings is required to reduce the amortized cost of that security to fair value. AFG adopted this guidance effective January 1, 2009, and recorded a cumulative effect adjustment of $17 million to reclassify the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income (loss). Additional disclosures required by this guidance are contained in Note D - "Investments."

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Managed Investment Entities In 2009, the Financial Accounting Standards Board issued a new standard changing how a company determines if it is the primary beneficiary of, and therefore must consolidate, a variable interest entity ("VIE"). This determination is based primarily on a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance and the obligation to absorb losses of, or receive benefits from, the entity that could potentially be significant to the VIE.

AFG manages, and has minor investments in, six collateralized loan obligations ("CLOs") that are VIEs. As further described in Note G, these entities issued securities in various tranches and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. Both the management fees (payment of which are subordinate to other obligations of the CLOs) and the investments in the CLOs are considered variable interests. Based on the new accounting guidance, AFG has determined that it is the primary beneficiary of the CLOs because (i) its role as asset manager gives it the power to direct the activities that most significantly impact the economic performance of the CLOs and (ii) it has exposure to CLO losses (through its investments in the CLO subordinated debt tranches) and the right to receive benefits (through its subordinated management fees and returns on its investments), both of which could potentially be significant to the CLOs. Accordingly, AFG began consolidating these entities on January 1, 2010.

Because AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities, the assets and liabilities of the CLOs are shown separately in AFG's Consolidated Balance Sheet. As permitted under the new standard, the assets and liabilities of the CLOs have been recorded at fair value upon adoption of the new standard on January 1, 2010. At that date, the excess of fair value of the assets ($2.382 billion) over the fair value of the liabilities ($2.137 billion) of $245 million was included in AFG's Balance Sheet as appropriated retained earnings - managed investment entities, representing the cumulative effect of adopting the new standard that ultimately will inure to the benefit of the CLO debt holders.

At December 31, 2009, AFG's investments in the CLOs were included in fixed maturity securities and had a cost of approximately $700,000 and a fair value of $6.4 million. Beginning January 1, 2010, these investments are eliminated in consolidation.

AFG has elected the fair value option for reporting on the CLO assets and liabilities to improve the transparency of financial reporting related to the CLOs. The net gain or loss from accounting for the CLO assets and liabilities at fair value subsequent to January 1, 2010, is separately presented in AFG's Statement of Earnings. CLO earnings attributable to AFG's shareholders represent the change in fair value of AFG's investments in the CLOs and management fees earned. As further detailed in Note G - "Managed Investment Entities," all other CLO earnings (losses) are not attributable to AFG's shareholders and will ultimately inure to the benefit of the other CLO debt holders. As a result, such CLO earnings (losses) are included in "net earnings (loss) attributable to noncontrolling interests" in AFG's Statement of Earnings

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

and in appropriated retained earnings - managed investment entities in the Balance Sheet. As the CLOs approach maturity (2016 to 2022), it is expected that losses attributable to noncontrolling interests will reduce appropriated retained earnings towards zero as the fair values of the assets and liabilities converge and the CLO assets are used to pay the CLO debt.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Noncontrolling Interests  For Balance Sheet purposes, noncontrolling interests represents the interests of shareholders other than AFG in consolidated entities. In the Statement of Earnings, net earnings and losses attributable to noncontrolling interests represents such shareholders' interest in the earnings and losses of those entities.

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

Earnings Per Share  Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes adjustments to weighted average common shares of 1.1 million for the first quarter of 2010 and .7 million for the first quarter of 2009 related to stock-based compensation plans.

AFG's weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: first

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

quarter 2010 and 2009 - 5.0 million and 7.6 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2010 and 2009 periods.

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
  Segments of Operations  AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity and supplemental insurance and (iii) other, which includes holding company costs and operations of the managed investment entities.

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, executive liability, umbrella and excess liability and customized programs for small to mid-sized businesses and California workers' compensation, and (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including collateral and mortgage protection insurance), surety and fidelity products and trade credit insurance. AFG's annuity and supplemental insurance business markets traditional fixed, indexed and variable annuities and a variety of supplemental insurance products. AFG's reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables (in millions) show AFG's revenues and operating earnings before income taxes by significant business segment and sub-segment.

	Three months ended
	March 31,
	2010	2009
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$ 216	$ 212
Specialty casualty	218	215
Specialty financial	128	130
Other	17	18
	579	575
Investment income	92	107
Realized gains (losses)	10	(10)
Other	15	29
	696	701
Annuity and supplemental insurance:
Investment income	202	196
Life, accident and health premiums	115	109
Realized losses	(6)	(31)
Other	25	32
	336	306
Other	2	(1)
	$1,034	$1,006

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$ 32	$ 48
Specialty casualty	18	41
Specialty financial	21	13
Other	6	3
Other lines	(6)	(1)
	71	104
Investment and other operating income	81	91
Realized gains (losses)	10	(10)
	162	185
Annuity and supplemental insurance:
Operations	44	39
Realized losses	(6)	(31)
	38	8
Other (*)	(53)	(25)
	$ 147	$ 168

(*)

Includes $8 million in earnings from managed investment entities attributable to AFG shareholders and $20 million in losses of managed investment entities attributable to noncontrolling interests in 2010.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Fair Value Measurements Accounting standards for measuring fair value are based on inputs used in estimating fair value. The three levels of the hierarchy are as follows:

Level 1 - Quoted prices for identical assets or liabilities in active markets (markets in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis). AFG's Level 1 financial instruments consist primarily of publicly traded equity securities and highly liquid government bonds for which quoted market prices in active markets are available and short-term investments of managed investment entities.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar assets or liabilities in inactive markets (markets in which there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers, or in which little information is released publicly); and valuations based on other significant inputs that are observable in active markets. AFG's Level 2 financial instruments include separate account assets, corporate and municipal fixed maturity securities, mortgage-backed securities ("MBS") and investments of managed investment entities priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2.

Level 3 - Valuations derived from market valuation techniques generally consistent with those used to estimate the fair values of Level 2 financial instruments in which one or more significant inputs are unobservable. The unobservable inputs may include management's own assumptions about the assumptions market participants would use based on the best information available in the circumstances. AFG's Level 3 is comprised of financial instruments, including liabilities of managed investment entities, whose fair value is estimated based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, observable market information.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Assets and liabilities measured at fair value are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2010
Assets:
Available for sale ("AFS") fixed maturities:
U.S. Government and government agencies	$273	$ 247	$ -	$ 520
States, municipalities and political subdivisions	-	2,121	6	2,127
Foreign government	-	261	-	261
Residential MBS	-	3,489	372	3,861
Commercial MBS	-	1,750	6	1,756
All other corporate	9	8,672	356	9,037
Total AFS fixed maturities	282	16,540	740	17,562

Trading fixed maturities	-	377	4	381
Equity securities	213	173	24	410
Assets of managed investment entities ("MIE")	173	2,205	100	2,478
Variable annuity assets (separate accounts) (a)	-	574	-	574
Other investments	-	85	-	85
Total assets accounted for at fair value	$668	$19,954	$ 868	$21,490

Liabilities:
Derivatives embedded in annuity
benefits accumulated	$ -	$ -	$ 131	$ 131
Liabilities of managed investment entities	65	-	2,178	2,243
Total liabilities accounted for at fair value	$ 65	$ -	$2,309	$ 2,374

December 31, 2009
Assets:
Fixed maturities:
Available for sale	$371	$15,683	$ 769	$16,823
Trading	-	371	1	372
Equity securities:
Common stocks	104	189	5	298
Perpetual preferred stocks	93	-	20	113
Variable annuity assets (separate accounts) (a)	-	549	-	549
Other investments	-	85	-	85
Total assets accounted for at fair value	$568	$16,877	$ 795	$18,240

Liabilities:
Derivatives embedded in annuity
benefits accumulated	$ -	$ -	$ 113	$ 113

(a) Variable annuity liabilities equal the fair value of annuity assets.

During the first quarter of 2010, there were no significant transfers between Level 1 and Level 2. Approximately 4% of the total assets measured at fair value on March 31, 2010, were Level 3 assets. Approximately 44% of these assets were MBS whose fair values were determined primarily using non-binding broker quotes; the balance was primarily private placement debt securities whose fair values were determined internally using significant unobservable inputs, including the evaluation of underlying collateral and issuer creditworthiness, as well as certain Level 2 inputs such as comparable yields and multiples on similar publicly traded issues. The fair values of the liabilities of managed investment entities were determined using non-binding broker quotes, which were reviewed by AFG's investment professionals.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Changes in balances of Level 3 financial assets and liabilities during the first quarter of 2010 and 2009 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

			Total
			realized/unrealized
			gains (losses)
			included in
		Consolidate		Other	Purchases,
	Balance at	Managed		comp.	sales,	Transfer	Transfer	Balance at
	Dec. 31,	Inv.	Net	income	issuances and	into	out of	March 31,
	2009	Entities	income	(loss)	settlements	Level 3	Level 3	2010
AFS fixed maturities:
State and municipal	$ 23	$ -	$ -	$ -	$ -	$ -	($17)	$ 6
Residential MBS	435	-	1	1	18	-	(83)	372
Commercial MBS	-	-	-	-	6	-	-	6
All other corporate	311	(6)	(1)	(1)	45	23	(15)	356
Trading fixed maturities	1	-	-	-	4	-	(1)	4
Equity securities	25	-	-	(1)	-	-	-	24
Assets of MIE	-	90	4	-	6	-	-	100
Liabilities of MIE	-	(2,100)	(106)	-	28	-	-	(2,178)
Embedded derivatives	(113)	-	(12)	-	(6)	-	-	(131)

		Total
		realized/unrealized
		gains (losses)
	Balance at	included in		Purchases,	Transfer	Balance at
	Dec. 31,		Other comp.	sales, issuances	into (out	March 31,
	2008	Net income	income (loss)	and settlements	of) Level 3	2009
AFS fixed maturities	$706	$ 3	($12)	($17)	$ 9	$689
Trading fixed maturities	1	-	-	-	-	1
Equity securities	44	(7)	(4)	-	(5)	28
Other assets	5	-	-	-	-	5
Embedded derivatives	(96)	12	-	(2)	-	(86)

Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG's financial instruments at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$ 1,170	$ 1,170	$ 1,120	$ 1,120
Fixed maturities	17,943	17,943	17,195	17,195
Equity securities	410	410	411	411
Mortgage loans	410	408	376	373
Policy loans	271	271	276	276
Assets of managed investment entities	2,478	2,478	-	-
Variable annuity assets
(separate accounts)	574	574	549	549

Liabilities:
Annuity benefits accumulated(*)	$11,328	$10,774	$11,123	$10,365
Long-term debt	824	876	828	839
Liabilities of managed investment
entities	2,243	2,243	-	-
Variable annuity liabilities
(separate accounts)	574	574	549	549

(*)	Excludes life contingent annuities in the payout phase.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

benefits was estimated based on expected cash flows discounted using forward interest rates adjusted for the Company's credit risk and includes the impact of maintenance expenses and capital costs. Fair values of long-term debt are based primarily on quoted market prices.

  Investments  Available for sale fixed maturities and equity securities at March 31, 2010, and December 31, 2009, consisted of the following (in millions):

	March 31, 2010				December 31, 2009
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
U.S. Government and government
agencies	$ 505	$ 520	$ 15	$ -	$ 599	$ 612	$ 14	($ 1)
States, municipalities and
political subdivisions	2,096	2,127	44	(13)	1,764	1,789	40	(15)
Foreign government	258	261	5	(2)	261	264	4	(1)
Residential MBS	3,949	3,861	144	(232)	4,142	3,956	126	(312)
Commercial MBS	1,676	1,756	86	(6)	1,434	1,431	22	(25)
All other corporate	8,641	9,037	457	(61)	8,530	8,771	375	(134)

	$17,125	$17,562	$751	($314)	$16,730	$16,823	$581	($488)

Common stocks	$ 110	$ 286	$177	($ 1)	$ 112	$ 298	$187	($ 1)

Perpetual preferred stocks	$ 122	$ 124	$ 8	($ 6)	$ 116	$ 113	$ 6	($ 9)

The non-credit related portion of other-than-temporary impairment charges are included in other comprehensive income (loss). Such charges taken for securities still owned at March 31, 2010 and December 31, 2009, respectively were: residential MBS - $270 million and $284 million; commercial MBS - $3 million in both periods; corporate bonds - $4 million in both periods.

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

	Less Than Twelve Months			Twelve Months or More
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost
March 31, 2010
Fixed maturities:
U.S. Government and government
agencies	$ -	$ 77	99%	$ -	$ -	-%
States, municipalities and
political subdivisions	(7)	595	99%	(6)	59	91%
Foreign government	(2)	98	98%	-	-	-%
Residential MBS	(16)	325	95%	(216)	1,082	83%
Commercial MBS	(1)	40	99%	(5)	105	95%
All other corporate	(9)	540	98%	(52)	901	95%

	($35)	$1,675	98%	($279)	$2,147	89%

Common Stocks	($ 1)	$ 2	75%	$ -	$ 2	99%

Perpetual Preferred Stocks	$ -	$ 4	94%	($ 6)	$ 45	89%

December 31, 2009
Fixed maturities:
U.S. Government and government
agencies	($ 1)	$ 232	99%	$ -	$ -	-%
States, municipalities and
political subdivisions	(8)	470	98%	(7)	69	90%
Foreign government	(1)	81	99%	-	-	-%
Residential MBS	(37)	458	93%	(275)	1,392	84%
Commercial MBS	(1)	209	99%	(24)	395	94%
All other corporate	(19)	895	98%	(115)	1,336	92%

	($67)	$2,345	97%	($421)	$3,192	88%

Common Stocks	($ 1)	$ 3	79%	$ -	$ 2	99%

Perpetual Preferred Stocks	$ -	$ -	-%	($ 9)	$ 47	84%

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At March 31, 2010 the gross unrealized losses on fixed maturities of $314 million relate to approximately 1,000 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 57% of the gross unrealized loss and 80% of the fair value. MBS comprised approximately 76% of the gross unrealized losses on the available for sale fixed maturity portfolio at March 31, 2010.

Gross Unrealized Losses on MBS  Over 97% of AFG's commercial MBS are AAA-rated. Of the residential MBS that have been in an unrealized loss position ("impaired") for 12 months or more (383 securities), approximately 55% of the unrealized losses and 74% of the fair value relate to investment grade rated securities. AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For the first three months of 2010, AFG recorded in earnings $23 million in other-than-temporary impairment charges related to its residential MBS.

Gross Unrealized Losses on All Other Corporates  For the first three months of 2010, AFG recorded in earnings $4 million in other-than-temporary impairment charges on "all other corporate" securities. Management concluded that no additional impairment charges were required based on many factors, including AFG's ability and intent to hold the investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of historical and projected company-specific financial data, the outlook for industry sectors, and credit ratings.

The following tables progress the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income (loss) (in millions).

	2010	2009
Balance at January 1	$ 99	$14
Additional credit impairments on:
Previously impaired securities	19	-
Securities without prior impairments	4	47
Reductions - disposals	-	-

Balance at March 31	$122	$61

The table below sets forth the scheduled maturities of available for sale fixed maturities as of March 31, 2010 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately 4 years at March 31, 2010.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$ 604	$ 615	3%
After one year through five years	4,803	5,015	29
After five years through ten years	5,033	5,239	30
After ten years	1,060	1,076	6
	11,500	11,945	68
MBS	5,625	5,617	32
Total	$17,125	$17,562	100%

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

There were no investments in individual issuers (other than U.S. Treasury Notes) that exceeded 10% of Shareholders' Equity at March 31, 2010 or December 31, 2009.

Net Unrealized Gain on Marketable Securities  In addition to adjusting equity securities and fixed maturity securities classified as "available for sale" to fair value, GAAP requires that deferred policy acquisition costs related to annuities and certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments to those balances had the unrealized gains or losses actually been realized. The following table shows the components of the net unrealized gain on securities that is included in Accumulated Other Comprehensive Income in AFG's Balance Sheet.

		Deferred Tax and
		Amounts Attributable
		to Noncontrolling
	Pre-tax	Interests	Net
March 31, 2010
Unrealized gain on:
Fixed maturity securities	$437	($155)	$282
Equity securities	178	(63)	115
Deferred policy acquisition costs	(168)	59	(109)
Annuity benefits and other liabilities	3	(1)	2
	$450	($160)	$290

December 31, 2009
Unrealized gain on:
Fixed maturity securities	$ 93	($ 33)	$ 60
Equity securities	183	(65)	118
Deferred policy acquisition costs	(18)	6	(12)
	$258	($ 92)	$166

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

					Noncon-
	Fixed	Equity		Tax	trolling
	Maturities	Securities	Other(*)	Effects	Interests	Total
Quarter ended March 31, 2010
Realized before impairments	$ 27	$ 1	($ 3)	($ 8)	$ -	$17
Realized - impairments	(28)	(2)	9	7	-	(14)
Change in Unrealized	350	(5)	(147)	(69)	(2)	127

Quarter ended March 31, 2009
Realized before impairments	$ 55	($12)	($ 8)	($13)	$ -	$22
Realized - impairments	(95)	(8)	27	27	-	(49)
Change in Unrealized	(53)	(18)	45	9	1	(16)

(*)	Primarily adjustments to deferred policy acquisition costs related to annuities.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Realized gains includes net gains of $17 million in the first quarter of 2010 and $36 million in the first quarter of 2009 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Three months ended
	March 31,
	2010	2009
Fixed maturities:
Gross gains	$22	$21
Gross losses	(5)	(4)

Equity securities:
Gross gains	1	1
Gross losses	-	(21)

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

  AFG has entered into $700 million notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring between 2012 and 2015) to mitigate interest rate risk in its annuity operations. AFG paid $19 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.

  AFG's indexed annuities, which represented 25% of annuity benefits accumulated at March 31, 2010, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG's strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives.

  As discussed under "Reinsurance" in Note A, certain reinsurance contracts in AFG's annuity and supplemental insurance business are considered to contain embedded derivatives.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  The following derivatives are included in AFG's Balance Sheet at fair value (in millions):

		March 31, 2010		December 31, 2009
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$156	$ -	$226	$ -
Interest rate swaptions	Other investments	18	-	24	-
Indexed annuities
(embedded derivative)	Annuity benefits accumulated	-	131	-	113
Equity index call options	Other investments	66	-	61	-
Reinsurance contracts
(embedded derivative)	Other liabilities	-	10	-	5
		$240	$141	$311	$118

  The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the first quarter of 2010 and 2009 (in millions):

Derivative	Statement of Earnings Line	2010	2009
MBS with embedded derivatives	Realized gains	$17	$36
Interest rate swaptions	Realized gains	(8)	-
Indexed annuities
(embedded derivative)	Annuity benefits	(12)	12
Equity index call options	Annuity benefits	11	(11)
Reinsurance contracts
(embedded derivative)	Investment income	(5)	3
		$ 3	$40

  Deferred Policy Acquisition Costs  Deferred policy acquisition costs consisted of the following (in millions):

	March 31,	December 31,
	2010	2009
Property and casualty insurance	$ 334	$ 338
Annuity and supplemental insurance:
Policy acquisition costs	867	853
Policyholder sales inducements	208	207
Present value of future profits ("PVFP")	184	190
Impact of unrealized gains and losses
on securities	(168)	(18)
Total annuity and supplemental	1,091	1,232

	$1,425	$1,570

  The PVFP amounts in the table above are net of $154 million and $148 million of accumulated amortization at March 31, 2010 and December 31, 2009, respectively. Amortization of the PVFP was $6 million in the first three months of 2010 and $8 million in the same period in 2009.

  Managed Investment Entities  AFG is the investment manager and has investments ranging from 7.5% to 24.4% of the most subordinate debt tranche of six collateralized loan obligation entities or "CLOs," which are considered variable interest entities. Upon formation between 2004 and 2007, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG's investments in these entities receive residual income from the CLOs only after the CLOs pay operating expenses (including management fees to AFG), interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  In analyzing expected cash flows related to these entities, AFG determined that it will not receive a majority of the residual returns nor absorb a majority of the entities' expected losses. Accordingly, AFG was not required to consolidate these variable interest entities prior to 2010. Beginning in 2010, accounting standards for determining the primary beneficiary of a variable interest entity changed from the above quantitative assessment to a qualitative assessment as outlined in Note A - "Accounting Policies, Managed Investment Entities." Under the new guidance, AFG determined that it is the primary beneficiary of the CLOs it manages and began consolidating the CLOs on January 1, 2010.

  AFG's maximum ultimate exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $10 million at March 31, 2010.

  The revenues and expenses of the CLOs are separately identified in AFG's Statement of Earnings, after elimination of $4 million in management fees and $4 million in income attributable to shareholders of AFG as measured by the change in the fair value of AFG's investments in the CLOs. AFG's "Operating earnings before income taxes" for the first three months of 2010 includes $20 million in CLO losses attributable to noncontrolling interests.

  The $25 million net loss from changes in the fair value of assets and liabilities of managed investment entities included in the Statement of Earnings for the first quarter of 2010 includes gains of $81 million from changes in the fair value of CLO assets and losses of $106 million from changes in the fair value of CLO liabilities. The aggregate unpaid principal balance of the CLOs' fixed maturity investments exceeded the fair value of the investments by $175 million at March 31, 2010. The aggregate unpaid principal balance of the CLOs' debt exceeded its fair value by $425 million at that date. The CLO assets include $67 million in loans (aggregate unpaid principal balance of $122 million) for which the CLOs are not accruing interest because the loans are in default.

  Amortizable Intangible Assets  Included in other assets in AFG's Balance Sheet is $57 million at March 31, 2010 and $60 million at December 31, 2009, in amortizable intangible assets related to property and casualty insurance acquisitions, primarily the 2008 acquisitions of Marketform and Strategic Comp. These amounts are net of accumulated amortization of $26 million and $23 million, respectively. Amortization of these intangibles was $3 million and $6 million for the first three months of 2010 and 2009, respectively.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Long-Term Debt  The carrying value of long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2010	2009
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
7-1/8% Senior Debentures due February 2034	115	115
Other	3	3
	468	468
Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112	112
7-1/4% Senior Debentures due January 2034	86	86
Notes payable secured by real estate
due 2010 through 2016	65	66
Secured borrowings ($18 and $19 guaranteed by AFG)	49	52
National Interstate bank credit facility	15	15
American Premier Underwriters 10-7/8% Subordinated
Notes due May 2011	8	8
Other	1	1
	336	340
Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures
due May 2033	20	20

	$824	$828

Scheduled principal payments on debt for the balance of 2010 and the subsequent five years were as follows: 2010 - $9 million; 2011 - $20 million; 2012 - $27 million; 2013 - $20 million; 2014 - $2 million and 2015 - $14 million.

As shown below (in millions), the majority of AFG's long-term debt is unsecured obligations of the holding company and its subsidiaries:

	March 31,	December 31,
	2010	2009
Unsecured obligations	$710	$710
Obligations secured by real estate	65	66
Other secured borrowings	49	52
	$824	$828

AFG can borrow up to $500 million under its revolving credit facility, which expires in March 2011. Amounts borrowed bear interest at rates ranging from .5% to 1.25% (currently .75%) over LIBOR based on AFG's credit rating. At March 31, 2010, no borrowings were outstanding under the credit facility.

In April 2009, AFG paid $136 million to redeem its outstanding 7-1/8% Senior Debentures at maturity. In June 2009, AFG issued $350 million of 9-7/8% Senior Notes due 2019 and used the proceeds to repay borrowings under the credit facility.

In 2009, AFG subsidiaries borrowed a total of $59 million at interest rates ranging from 3.8% to 4.25% over LIBOR (weighted average interest rate of 4.3% at March 31, 2010). The loans require principal payments over the next four years.
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

	Pretax	Foreign				Accumulated
	Net Unrealized	Currency			Noncon-	Other
	Gains (Losses)	Translation		Tax	trolling	Comprehensive
	on Securities	Adjustment	Other (a)	Effects	Interests	Income (Loss)
Balance at December 31, 2009	$ 258(b)	$ 1	($13)	($ 86)	$ 3	$163(b)
Unrealized holding gains on securities
arising during the period	202	-	-	(70)	(2)	130
Realized gains included in net income	(4)	-	-	1	-	(3)
Foreign currency translation gains	-	5	-	-	(1)	4
Other	(6)	-	1	1	-	(4)

Balance at March 31, 2010	$ 450(b)	$ 6	($12)	($154)	$ -	$290(b)

Balance at December 31, 2008	($1,058)	($18)	($11)	$374	$10	($703)
Cumulative effect of accounting change	(27)	-	-	10	-	(17)
Unrealized holding losses on securities
arising during the period	(67)	-	-	23	1	(43)
Realized losses included in net income	41	-	-	(14)	-	27
Foreign currency translation losses	-	(4)	-	-	-	(4)

Balance at March 31, 2009	($1,111)	($22)	($11)	$393	$11	($740)

(a) Net unrealized pension and other postretirement plan benefits.
(b) Includes $73 million at March 31, 2010, and $98 million at December 31, 2009 in net pretax unrealized losses
($48 million and $63 million net of tax) related to securities for which only the credit portion of an other-than-
temporary impairment has been recorded in earnings.

  Stock Based Compensation  Under AFG's Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2010, AFG issued 175,282 shares of restricted Common Stock (fair value of $24.83 per share) and granted stock options for 1.1 million shares of Common Stock (at an average exercise price of $24.83) under the Stock Incentive Plan. In addition, AFG issued 141,264 shares of Common Stock (fair value of $24.83 per share) in the first quarter of 2010 under its Annual Co-CEO Equity Bonus Plan.

  AFG uses the Black-Scholes option pricing model to calculate the "fair value" of its option grants. Expected volatility is based on historical volatility over a period equal to the expected term. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The fair value of options granted during 2010 was $8.90 per share based on the following assumptions: expected dividend yield - 2.2%; expected volatility - 39%; expected term - 7.5 years; risk-free rate - 3.2%.

  Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5.2 million for the first quarter of 2010 compared to $4.6 million for the 2009 quarter.

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Income Taxes  Operating income before income taxes includes $20 million in non-deductible losses of managed investment entities attributable to noncontrolling interests, thereby increasing AFG's effective tax rate.

  As discussed in Note K - "Income Taxes," to AFG's 2009 Form 10-K, AFG has several tax years for which there are ongoing disputes with the Internal Revenue Service ("IRS"). AFG filed a suit for refund in the U.S. District Court in Southern Ohio as a result of its dispute with the IRS regarding the calculation of tax reserves for certain annuity reserves pursuant to Actuarial Guideline 33. Oral arguments on joint motions for summary judgment were presented in June 2009. On March 15, 2010, the Court issued an Order denying both motions. AFG and the IRS are preparing a joint stipulation of the amount of the refund that AFG would be entitled to. AFG expects that the Court would then issue a final judgment. It is possible that the Government may appeal the decision. AFG's liabilities for uncertain tax positions will not be adjusted until the case is "effectively settled." Resolution of the open years could result in a decrease in the liability for unrecognized tax benefits by up to $36 million and a decrease in related accrued interest of $11 million. These amounts do not include tax and interest paid to the IRS in 2005 and 2006, for which the suit was filed, totaling $17 million.

  Contingencies  There have been no significant changes to the matters discussed and referred to in Note M - "Contingencies" of AFG's 2009 Annual Report on Form 10-K covering property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

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

  CONDENSED CONSOLIDATING BALANCE SHEET

  (In millions)

			AAG	All Other	Consol.
March 31, 2010	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Assets:
Cash and investments	$ 200	$ 24	$ -	$20,389	($ 2)	$20,611
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,553	-	3,553
Agents' balances and premiums receivable	-	-	-	547	-	547
Deferred policy acquisition costs	-	-	-	1,425	-	1,425
Assets of managed investment entities	-	-	-	2,478	-	2,478
Other assets	17	7	6	1,648	(2)	1,676
Investment in subsidiaries and
affiliates	4,636	1,670	1,751	686	(8,743)	-

Total assets	$4,853	$1,701	$1,757	$30,726	($8,747)	$30,290

Liabilities and Equity:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 7,692	$ -	$ 7,692
Annuity, life, accident and health
benefits and reserves	-	-	-	13,145	(1)	13,144
Liabilities of managed investment entities	-	-	-	2,243	-	2,243
Long-term debt	468	1	219	137	(1)	824
Other liabilities	220	20	108	1,945	(213)	2,080
	688	21	327	25,162	(215)	25,983
Total shareholders' equity	4,165	1,680	1,430	5,422	(8,532)	4,165
Noncontrolling interests	-	-	-	142	-	142

Total liabilities and equity	$4,853	$1,701	$1,757	$30,726	($8,747)	$30,290

December 31, 2009

Assets:
Cash and investments	$ 225	$ 33	$ -	$19,535	($ 2)	$19,791
Recoverables from reinsurers and
prepaid reinsurance premiums	-	-	-	3,892	-	3,892
Agents' balances and premiums receivable	-	-	-	554	-	554
Deferred policy acquisition costs	-	-	-	1,570	-	1,570
Other assets	14	5	6	1,831	20	1,876
Investment in subsidiaries and
affiliates	4,189	1,539	1,624	687	(8,039)	-

Total assets	$4,428	$1,577	$1,630	$28,069	($8,021)	$27,683

Liabilities and Equity:
Unpaid losses, loss adjustment expenses
and unearned premiums	$ -	$ -	$ -	$ 7,980	$ -	$ 7,980
Annuity, life, accident and health
benefits and reserves	-	-	-	12,939	(1)	12,938
Long-term debt	468	1	219	140	-	828
Other liabilities	179	21	110	1,876	(168)	2,018
	647	22	329	22,935	(169)	23,764
Total shareholders' equity	3,781	1,555	1,301	4,996	(7,852)	3,781
Noncontrolling interests	-	-	-	138	-	138

Total liabilities and equity	$4,428	$1,577	$1,630	$28,069	($8,021)	$27,683

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

  (In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2010	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 579	$ -	$ 579
Life, accident and health premiums	-	-	-	115	-	115
Realized gains (losses)	-	-	-	4	-	4
Income of managed investment entities	-	-	-	(3)	-	(3)
Investment and other income	1	2	-	341	(5)	339
Equity in earnings of subsidiaries	192	40	49	-	(281)	-
	193	42	49	1,036	(286)	1,034

Costs and Expenses:
Insurance benefits and expenses	-	-	-	761	-	761
Interest charges on borrowed money	14	-	6	3	(5)	18
Expenses of managed investment entities	-	-	-	9	-	9
Other expenses	14	4	2	82	(3)	99
	28	4	8	855	(8)	887

Operating earnings before income taxes	165	38	41	181	(278)	147
Provision (credit) for income taxes	59	13	14	72	(99)	59

Net earnings, including noncontrolling
interests	106	25	27	109	(179)	88
Less: Net earnings (loss) attributable to
noncontrolling interests	-	-	-	(18)	-	(18)

Net Earnings Attributable to
Shareholders	$106	$25	$27	$ 127	($179)	$ 106

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Income:
Property and casualty insurance premiums	$ -	$ -	$ -	$ 575	$ -	$ 575
Life, accident and health premiums	-	-	-	109	-	109
Realized gains (losses)	-	-	-	(42)	1	(41)
Investment and other income	(3)	(2)	-	374	(6)	363
Equity in earnings of subsidiaries	180	9	19	-	(208)	-
	177	7	19	1,016	(213)	1,006

Costs and Expenses:
Insurance benefits and expenses	-	-	-	722	-	722
Interest charges on borrowed money	12	-	7	3	(6)	16
Other expenses	3	4	1	92	-	100
	15	4	8	817	(6)	838

Operating earnings before income taxes	162	3	11	199	(207)	168
Provision (credit) for income taxes	58	(1)	2	68	(69)	58

Net earnings, including
noncontrolling interests	104	4	9	131	(138)	110
Less: Net earnings (loss) attributable to
noncontrolling interests	-	-	-	6	-	6

Net Earnings Attributable to Shareholders	$104	$ 4	$ 9	$ 125	($138)	$ 104

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

  (In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2010	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings, including
noncontrolling interests	$106	$25	$27	$ 109	($179)	$ 88
Adjustments:
Equity in net earnings of subsidiaries	(124)	(26)	(33)	-	183	-
Dividends from subsidiaries	105	-	-	-	(105)	-
Other operating activities, net	(25)	(3)	(2)	339	(4)	305
Net cash provided by (used in)
operating activities	62	(4)	(8)	448	(105)	393

Investing Activities:
Purchases of fixed maturities, property
and equipment	-	-	-	(1,350)	-	(1,350)
Capital contributions to subsidiaries	(4)	(8)	-	-	12	-
Proceeds from maturities and redemptions
of fixed maturities	-	-	-	508	-	508
Proceeds from sales of fixed maturities	-	-	-	497	-	497
Managed investment entities:
Purchases of investments	-	-	-	(141)	-	(141)
Proceeds from sales and redemptions of
investments	-	-	-	210	-	210
Other investing activities, net	-	2	-	(29)	-	(27)
Net cash provided by (used in)
investing activities	(4)	(6)	-	(305)	12	(303)

Financing Activities:
Annuity receipts	-	-	-	387	-	387
Annuity surrenders, benefits and
withdrawals	-	-	-	(311)	-	(311)
Managed investment entities' retirement
of liabilities	-	-	-	(28)	-	(28)
Issuances of Common Stock	6	-	-	1	-	7
Capital contributions from parent	-	4	8	-	(12)	-
Repurchases of Common Stock	(75)	-	-	-	-	(75)
Cash dividends paid	(15)	-	-	(105)	105	(15)
Other financing activities, net	-	-	-	(5)	-	(5)
Net cash provided by (used in)
financing activities	(84)	4	8	(61)	93	(40)

Net increase (decrease) in cash and cash
equivalents	(26)	(6)	-	82	-	50
Cash and cash equivalents at beginning
of period	197	12	-	911	-	1,120

Cash and cash equivalents at end of period	$171	$ 6	$ -	$ 993	$ -	$1,170

  AMERICAN FINANCIAL GROUP, INC. 10-Q

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

  (In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings (loss), including
noncontrolling interests	$104	$ 4	$ 9	$ 131	($138)	$ 110
Adjustments:
Equity in net earnings of subsidiaries	(116)	(8)	(14)	-	138	-
Dividends from subsidiaries	99	3	-	-	(102)	-
Other operating activities, net	(36)	2	(7)	353	-	312
Net cash provided by (used in)
operating activities	51	1	(12)	484	(102)	422

Investing Activities:
Purchases of fixed maturities, property
and equipment	(3)	-	-	(1,096)	-	(1,099)
Capital contributions to subsidiaries	(32)	(28)	(15)	-	75	-
Proceeds from maturities and redemptions
of fixed maturities	-	-	-	380	-	380
Proceeds from sales of fixed maturities	3	-	-	394	-	397
Other investing activities, net	-	(1)	-	9	-	8
Net cash provided by (used in)
investing activities	(32)	(29)	(15)	(313)	75	(314)

Financing Activities:
Annuity receipts	-	-	-	266	-	266
Annuity surrenders, benefits and
withdrawals	-	-	-	(320)	-	(320)
Additional long-term borrowings	-	-	-	29	-	29
Capital contributions from parent	-	31	27	17	(75)	-
Cash dividends paid	(15)	-	-	(102)	102	(15)
Other financing activities, net	-	-	-	(17)	-	(17)
Net cash provided by (used in)
financing activities	(15)	31	27	(127)	27	(57)

Net increase in cash and cash equivalents	4	3	-	44	-	51
Cash and cash equivalents at beginning
of period	160	2	-	1,102	-	1,264

Cash and cash equivalents at end of period	$164	$ 5	$ -	$1,146	$ -	$1,315

  Subsequent Event  In April 2010, National Interstate, a 52.5%-owned subsidiary of AFG, announced that its principal insurance subsidiary had entered into an agreement to acquire Vanliner Insurance Company, a subsidiary of UniGroup, Inc. for approximately $125-$135 million in cash, which represents Vanliner's tangible book value at the date of closing, subject to certain adjustments. The acquisition is expected to be funded with cash on hand at the insurance company. Vanliner wrote approximately $104 million of gross premiums in 2009 in the moving and storage industry. The acquisition is expected to close in the second quarter of 2010, subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management's Discussion and Analysis

of Financial Condition and Results of Operations

_________________________________________________________________________________

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	30	Uncertainties	38
Overview	31	Managed Investment Entities	38
Critical Accounting Policies	31	Results of Operations	39
Liquidity and Capital Resources	32	General	39
Ratios	32	Income Items	39
Parent and Subsidiary Liquidity	32	Expense Items	43
Investments	33	Recent Accounting Standards	44

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

Net earnings attributable to AFG's shareholders for the first three months of 2010 were $106 million ($.93 per share, diluted) compared to $104 million ($.88 per share, diluted) reported in the same period of 2009. The improved results reflect realized gains on investments attributable to lower other-than-temporary impairment charges, improved results in the annuity and supplemental insurance group, offset by lower underwriting profit in the property and casualty insurance operations and lower investment income.

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

For a discussion of these policies, see Management's Discussion and Analysis - "Critical Accounting Policies" in AFG's 2009 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFG's debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	March 31,	December 31,
	2010	2009	2008
Long-term debt	$ 824	$ 828	$1,030
Total capital (*)	4,732	4,698	4,351
Ratio of debt to total capital:
Including debt secured by real estate	17.4%	17.6%	23.7%
Excluding debt secured by real estate	16.3%	16.4%	22.5%

(*)

Includes long-term debt, noncontrolling interests and shareholders' equity (excluding unrealized gains (losses) related to fixed maturity investments and appropriated retained earnings related to managed investment entities).

AFG's ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.30 for the three months ended March 31, 2010 and 2.58 for the entire year of 2009. Excluding annuity benefits, this ratio was 8.83 and 11.06, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

AFG can borrow up to $500 million under its revolving credit facility, which expires in March 2011. There were no borrowings outstanding under this agreement at March 31, 2010. Management expects to have a new credit agreement completed by the end of 2010.

During the first three months of 2010, AFG repurchased 2.9 million shares of its Common Stock for $75 million.

AFG retired the $136 million of 7-1/8% Senior Debentures at maturity in April 2009, using cash on hand. In June 2009, AFG issued $350 million of 9-7/8% Senior Notes due 2019.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary's contribution to amounts due under AFG's consolidated tax return.

Subsidiary Liquidity  Great American Life Insurance Company ("GALIC"), a wholly-owned annuity and supplemental insurance subsidiary, became a member of the Federal Home Loan Bank of Cincinnati ("FHLB") in the third quarter of 2009. The FHLB makes loans and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds borrowed. GALIC's $15 million investment in FHLB capital stock at March 31, 2010 is included in other

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

investments at cost. Membership in the FHLB provides the annuity and supplemental insurance operations with a substantial additional source of liquidity. No funds have been borrowed from the FHLB.

National Interstate, a 52.5%-owned property and casualty insurance subsidiary, can borrow up to $75 million, subject to certain conditions, under an unsecured credit agreement expiring in December 2012. Amounts borrowed bear interest at rates ranging from .45% to .9% (currently .65%) over LIBOR based on National Interstate's credit rating. There was $15 million outstanding under this agreement at March 31, 2010.

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

Investments  AFG's investment portfolio at March 31, 2010, contained $17.6 billion in "Fixed maturities" classified as available for sale and $410 million in "Equity securities," all carried at fair value with unrealized gains and losses included in a separate component of shareholders' equity on an after-tax basis. In addition, $381 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.

Fair values for AFG's portfolio are determined by AFG's internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities ("MBS"), which comprise approximately one-third of AFG's fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the other two-thirds of AFG's fixed maturity portfolio, approximately 95% are priced using pricing services and the balance

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

is priced internally or by using non-binding broker quotes. When prices obtained for the same security vary, AFG's internal investment professionals select the price they believe is most indicative of an exit price.

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

Data obtained from external sources is reviewed by AFG's internal investment professionals who ensure the fair value is representative of an exit price and consistent with accounting standards. Prices obtained from a broker or pricing service are adjusted only in cases where they are deemed not to be representative of an appropriate exit price (fewer than 1% of the securities).

In general, the fair value of AFG's fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG's fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2010 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$17,943
Pretax impact on fair value of 100 bps
increase in interest rates	($ 897)
Pretax impact as % of total fixed maturity portfolio	(5.0%)

Approximately 92% of the fixed maturities held by AFG at March 31, 2010, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFG's $5.7 billion investment in MBS represented approximately one-third of its fixed maturities at March 31, 2010. MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for AFG's MBS (including those classified as trading) at March 31, 2010, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 4 and 5 years, respectively.

					% Rated
	Amortized		Fair Value as	Unrealized	Investment
Collateral type	Cost	Fair Value	% of Cost	Gain (Loss)	Grade
Residential:
Agency-backed	$ 530	$ 554	105%	$24	100%
Non-agency prime	2,250	2,242	100	(8)	88
Alt-A	844	770	91	(74)	60
Subprime	340	308	91	(32)	69
Other	30	32	107	2	50
Commercial	1,711	1,791	105	80	100
	$5,705	$5,697	100%	($ 8)	88%

The National Association of Insurance Commissioners ("NAIC") assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. Beginning with year-end 2009 reporting of MBS by insurance companies, the NAIC retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for all non-agency residential mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At March 31, 2010, 98% (based on statutory carrying value of $5.6 billion) of AFG's MBS securities had an NAIC designation of 1 or 2.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Summarized information for the unrealized gains and losses recorded in AFG's Balance Sheet at March 31, 2010, is shown in the following table (dollars in millions). Approximately $530 million of available for sale "Fixed maturities" and $44 million of "Equity securities" had no unrealized gains or losses at March 31, 2010.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$13,210	$3,822
Amortized cost of securities	$12,459	$4,136
Gross unrealized gain (loss)	$ 751	($ 314)
Fair value as % of amortized cost	106%	92%
Number of security positions	2,679	1,018
Number individually exceeding
$2 million gain or loss	46	10
Concentration of gains (losses) by type or
industry (exceeding 5% of unrealized):
Mortgage-backed securities	$ 230	($ 238)
Banks, savings and credit institutions	58	(21)
States and municipalities	44	(13)
Gas and electric services	95	(5)
Percentage rated investment grade	96%	80%

Equity Securities
Fair value of securities	$ 313	$ 53
Cost of securities	$ 128	$ 60
Gross unrealized gain (loss)	$ 185(*)	($ 7)
Fair value as % of cost	245%	88%
Number of security positions	63	30
Number individually exceeding
$2 million gain or loss	4	-

(*) Includes $146 million on AFG's investment in Verisk Analytics, Inc.

The table below sets forth the scheduled maturities of AFG's available for sale fixed maturity securities at March 31, 2010, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	4%	1%
After one year through five years	32	18
After five years through ten years	31	28
After ten years	5	12
	72	59
Mortgage-backed securities (average
life of approximately four years)	28	41
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at March 31, 2010

Securities with unrealized gains:
Exceeding $500,000 (438 issues)	$ 5,774	$ 485	109%
$500,000 or less (2,241 issues)	7,436	266	104
	$13,210	$ 751	106%

Securities with unrealized losses:
Exceeding $500,000 (201 issues)	$ 1,176	($ 219)	84%
$500,000 or less (817 issues)	2,646	(95)	97
	$ 3,822	($ 314)	92%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Loss	Basis
Securities with Unrealized
Losses at March 31, 2010

Investment grade fixed maturities with losses for:
Less than one year (357 issues)	$1,539	($ 26)	98%
One year or longer (360 issues)	1,511	(154)	91
	$3,050	($180)	94%

Non-investment grade fixed maturities with losses for:
Less than one year (57 issues)	$ 136	($ 9)	94%
One year or longer (244 issues)	636	(125)	84
	$ 772	($134)	85%

Common equity securities with losses for:
Less than one year (10 issues)	$ 2	($ 1)	75%
One year or longer (2 issues)	2	-	99
	$ 4	($ 1)	85%

Perpetual preferred equity securities with losses for:
Less than one year (2 issues)	$ 4	$ -	94%
One year or longer (16 issues)	45	(6)	89
	$ 49	($ 6)	89%

When a decline in the value of a specific investment is considered to be "other-than-temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are "other-than-temporary" requires judgment based on subjective as well as objective factors as detailed in AFG's 2009 Form 10-K under Management's Discussion and Analysis - "Investments."

Based on its analysis, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability and intent to hold the securities until they recover in value and, at March 31, 2010, had no intent to sell them. Although AFG has the ability to continue holding its

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG's ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG's investment portfolio could have a significant adverse effect on AFG's liquidity.

Uncertainties  Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management's Discussion and Analysis - "Uncertainties" in AFG's 2009 Form 10-K.

MANAGED INVESTMENT ENTITIES

Beginning January 1, 2010, new accounting standards require AFG to consolidate its investments in six collateralized loan obligation ("CLO") entities that it manages and owns an interest in (in the form of debt). See Note A - "Accounting Policies - Managed Investment Entities" and Note G - "Managed Investment Entities." The effect of consolidating these entities is shown in the tables below (in millions). The "Before CLO Consolidation" columns include AFG's investment and earnings in the CLOs on an unconsolidated basis, which would be comparable to periods prior to adopting the new standards.

CONDENSED CONSOLIDATING BALANCE SHEET

		Managed
	Before CLO	Investment	Consol.	Consolidated
March 31, 2010	Consolidation	Entities	Entries	As Reported
Assets:
Cash and other investments	$20,621	$ -	($10)(a)	$20,611
Assets of managed investment entities	-	2,478	-	2,478
Other assets	7,201	-	-	7,201
	$27,822	$2,478	($10)	$30,290

Liabilities:
Unpaid losses, loss adjustment expenses and
unearned premiums	$ 7,692	$ -	$ -	$ 7,692
Annuity, life, accident and health benefits
and reserves	13,144	-	-	13,144
Liabilities of managed investment entities	-	2,253	(10)(a)	2,243
Long-term debt and other liabilities	2,904	-	-	2,904
	23,740	2,253	(10)	25,983

Shareholders' Equity:
Common Stock and Capital surplus	1,323	-	-	1,323
Retained earnings:
Appropriated - managed investment entities	-	225	-	225
Unappropriated	2,327	-	-	2,327
Accumulated other comprehensive income	290	-	-	290
	3,940	225	-	4,165
Noncontrolling interests	142	-	-	142
	4,082	225	-	4,307
	$27,822	$2,478	($10)	$30,290

(a) Elimination of the fair value of AFG's investment in CLOs.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

		Managed
	Before CLO	Investment	Consol.	Consolidated
Three months ended March 31, 2010	Consolidation(a)	Entities	Entries	As Reported
Income:
Insurance premiums	$ 694	$ -	$ -	$ 694
Investment income	295	-	-	295
Income (loss) of managed investment entities:
Investment income	-	22	-	22
Loss on change in fair value of
assets/liabilities	-	(29)	4 (b)	(25)
Realized gains (losses) on securities	8	-	(4)(b)	4
Other income	48	-	(4)(c)	44
	1,045	(7)	(4)	1,034
Costs and Expenses:
Insurance benefits and expenses	761	-	-	761
Expenses of managed investment entities	-	13	(4)(c)	9
Interest on borrowed money and other expenses	117	-	-	117
	878	13	(4)	887
Operating earnings before income taxes	167	(20)	-	147
Provision for income taxes	59	-	-	59
Net earnings, including noncontrolling
interests	108	(20)	-	88
Less: Net earnings (loss) attributable to
noncontrolling interests	2	-	(20)(d)	(18)
Net Earnings Attributable to Shareholders	$ 106	($20)	$20	$ 106

(a)	Includes $4 million in realized gains representing the change in fair value of AFG's CLO investments plus $4 million in CLO management fees earned.
(b)	Elimination of the change in fair value of AFG's investments in the CLOs.
(c)	Elimination of management fees earned by AFG.
(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

RESULTS OF OPERATIONS

General  Results of operations as shown in the accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

AFG reported operating earnings before income taxes of $147 million for the first quarter of 2010 compared to $168 million for the 2009 first quarter. Results for the first quarter of 2010 include (i) $20 million in losses of managed investment entities attributable to noncontrolling interests, (ii) $4 million in realized gains on securities, compared to realized losses of $41 million in the first quarter of 2009, (iii) a $28 million decline in Specialty property and casualty underwriting results, and (iv) a $5 million improvement in the annuity and supplemental insurance results.

Property and Casualty Insurance - Underwriting  AFG reports its Specialty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial. Due to the decreasing size of the California workers' compensation business, this former sub-segment is included in Specialty casualty.

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

Premiums, combined ratios and prior year development for AFG's property and casualty insurance operations were as follows (dollars in millions):

	Three months ended
	March 31,
	2010	2009
Gross Written Premiums
Property and transportation	$277	$316
Specialty casualty	347	369
Specialty financial	122	135
Other	(2)	(2)
	$744	$818

Net Written Premiums
Property and transportation	$216	$202
Specialty casualty	238	248
Specialty financial	98	119
Other	14	16
	$566	$585

Combined Ratios
Property and transportation	85.2%	77.3%
Specialty casualty	91.5	81.2
Specialty financial	83.4	89.7
Total Specialty	86.6	81.7
Aggregate (including discontinued lines)	87.6%	81.9%

Favorable (Unfavorable) Prior Year Development
Property and transportation	$ 9	$28
Specialty casualty	19	32
Specialty financial	10	1
Other specialty	7	3
	45	64
Other (primarily asbestos and environmental
charges)	(6)	(1)
	$39	$63

The overall decreases in gross and net written premiums in the first quarter of 2010 is the result of soft market conditions and competitive pressures, depressed economic conditions and a decision to exit certain automotive-related lines of business. The decrease in net written premiums was partially offset by higher levels of retained crop premium as cessions under the crop quota share agreement returned to historical levels (approximately 50%). Excluding crop operations, gross and net written premiums decreased 8% and 7%, respectively, in the first quarter of 2010 compared to the same period of 2009. Overall average renewal rates for the first three months of 2010 were flat when compared with the same period of last year.

The Specialty insurance operations generated underwriting profits of $77 million in the first quarter of 2010, compared to $105 million in the first quarter of 2009. The reduced profit in 2010 is primarily the result of a $19 million decrease in favorable reserve development and a $7 million increase in catastrophe losses when compared to the first quarter of 2009.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Property and transportation gross and net written premiums for the first quarter of 2010 were impacted by a competitive pricing environment and lower winter wheat prices in the crop business. Net written premiums increased for the 2010 first quarter due primarily to higher levels of retained crop premium as cessions under the crop reinsurance agreement returned to historical levels. Excluding crop, net written premiums for this group decreased by 6% from the first quarter of 2009. This group reported an underwriting profit of $32 million in the first quarter of 2010, compared to $48 million in the first quarter of 2009. The decrease is due primarily to a $19 million reduction in favorable reserve development as compared to the first quarter of 2009. The property and inland marine, ocean marine and agribusiness operations experienced higher catastrophe losses from winter storms and spring flooding, which offset improved results in the transportation businesses.

Specialty casualty gross and net written premiums decreased for the first quarter of 2010 compared to the same period in 2009 due primarily to a soft pricing environment and competitive market conditions in the excess and surplus markets and California workers' compensation business, as well as volume reductions resulting from decreased demand for general liability coverages in the homebuilders market. Growth in gross and net written premiums in the executive liability and Marketform operations partially offset these declines. This group reported an underwriting profit of $18 million in the first quarter of 2010, compared to $40 million in the first quarter of 2009. The reduced profits are primarily the result of a $13 million decrease in favorable reserve development. Additionally, lower underwriting results in the general liability operations (primarily those that serve the homebuilders industry), Marketform, excess and surplus lines and the California workers' compensation businesses were partially offset by improvements in the targeted markets operations.

Specialty financial gross and net written premiums decreased from the 2009 first quarter due primarily to the exit from certain automotive-related lines of business during 2009. This group reported underwriting profit of $21 million in the first quarter of 2010 compared to $13 million in the first quarter of 2009. Additional favorable reserve development in the run-off automobile residual value insurance business and higher underwriting profits in the financial institutions business contributed to the improvement. Lower underwriting profits in the surety and fidelity operations partially offset these results.

Annuity and Supplemental Insurance Operations  Operating earnings before income taxes of the annuity and supplemental insurance segment increased $5 million (13%) from the comparable 2009 first quarter due primarily to higher earnings in the supplemental insurance business. This increase resulted from (i) overall lower expenses as a result of the consolidation of this business's facilities, (ii) higher persistency in the Medicare supplement business, and (iii) lower loss ratios in the cancer business. These items more than offset lower earnings in the runoff long term care business.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Statutory Annuity Premiums  The following table summarizes AFG's annuity sales (in millions):

	Three months ended
	March 31,
	2010	2009
403(b) Fixed and Indexed Annuities:
First Year	$ 11	$ 16
Renewal	42	36
Single Sum	25	37
Subtotal	78	89

Non-403(b) Indexed Annuities	132	92
Non-403(b) Fixed Annuities	102	41
Bank Fixed Annuities	54	18
Variable Annuities	20	26
Total Annuity Premiums	$386	$266

The increase in annuity premiums for the first three months of 2010 compared to the same period in 2009 reflects increased sales of indexed and traditional fixed annuities in the non-403(b) single premium market and increased sales of fixed annuities through the bank distribution channel, partially offset by lower overall sales of 403(b) fixed and indexed annuities.

Life, Accident and Health Premiums and Benefits  The following table summarizes AFG's life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	Three months ended
	March 31,
	2010	2009
Premiums
Supplemental insurance operations
First year	$ 21	$ 19
Renewal	87	82
Life operations (in run-off)	7	8
	$115	$109
Benefits
Supplemental insurance operations	$ 86	$ 78
Life operations (in run-off)	10	13
	$ 96	$ 91

Investment Income  The $5 million decrease in investment income for the first quarter of 2010 compared to the same period in 2009 reflects lower yields on fixed maturity investments partially offset by higher average invested assets. Investment income includes $26 million in 2010 and $36 million in 2009 of interest income earned on interest-only and similar MBS, primarily non-agency interest-only securities with interest rates that float inversely with short-term rates.

The amortized cost of AFG's portfolio of non-agency residential MBS decreased $131 million during the first three months of 2010 due primarily to paydowns. As these securities continue to pay down, management expects to reinvest the proceeds principally in high quality corporate bonds placing downward pressure on AFG's investment portfolio yield.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management's Discussion and Analysis

of Financial Condition and Results of Operations - Continued

Realized Gains (Losses) on Securities  Net realized gains (losses) on securities consisted of the following (in millions):

	Three months ended
	March 31,
	2010	2009
Realized gains (losses) before impairments:
Disposals	$19	$ 5
Change in the fair value of derivatives	9	38
Adjustments to annuity deferred policy
acquisition costs and related items	(3)	(8)
	25	35
Impairment charges:
Securities	(30)	(103)
Adjustments to annuity deferred policy
acquisition costs and related items	9	27
	(21)	(76)

	$ 4	($ 41)

The change in fair value of derivatives includes net gains of $17 million in 2010 and $36 million in 2009 from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note E - "Derivatives."

Other Income  The $19 million decrease in other income for the first quarter of 2010 compared to 2009 reflects a decline in income from AFG's warranty business and lower fee income in certain other businesses.

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

Interest Charges on Borrowed Money  Interest expense increased $2 million (13%) for the first quarter of 2010 compared to 2009 as the impact of the June 2009 issuance of $350 million in 9-7/8% Senior Notes more than offset the effect of lower average indebtedness.

Recent Accounting Standards

New accounting standards implemented in 2010, are discussed in Note A - "Accounting Policies" under the following subheadings.

Accounting Standard	Note A Reference

Improvements to Financial Reporting by	Managed Investment Entities
Enterprises Involved with Variable
Interest Entities

Fair Value Measurements and Disclosures	Fair Value Measurements

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of March 31, 2010, there were no material changes to the information provided in Item 7A - "Quantitative and Qualitative Disclosure of Market Risk" of AFG's 2009 Form 10-K.

ITEM 4

Controls and Procedures

AFG's management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG's Co-CEOs and principal financial officer concluded that the controls and procedures are effective. New accounting standards require AFG to consolidate six collateralized loan obligation entities that it manages beginning January 1, 2010. Controls and procedures have been designed to ensure that the information required to consolidate these entities and report on them is available and prepared in accordance with generally accepted accounting principles. There have been no other changes in AFG's internal control over financial reporting during the first fiscal quarter of 2010 that materially affected, or are reasonably likely to materially affect, AFG's internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG's business processes and procedures during the first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, AFG's internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities  AFG repurchased shares of its common stock during the first quarter of 2010 as follows:

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs (a)

January	1,260,300	$25.25	1,260,300	1,706,965

February	1,063,300	$25.06	1,063,300	5,643,665

March	588,234	$28.12	588,234	5,055,431

(a)

Represents the remaining shares that may be repurchased under the Plans authorized by AFG's Board of Directors in November 2009 and February 2010. In February 2010, AFG's Board of Directors authorized the repurchase of five million additional shares.

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

American Financial Group, Inc.

May 7, 2010	BY: s/Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and
accounting officer)