Form 10-Q
period 2010-06-30
AMERICAN FINANCIAL GROUP INC
filed 2010-08-09
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010	Commission File No. 1-13653
AMERICAN FINANCIAL GROUP, INC.

Incorporated under	IRS Employer I.D.
the Laws of Ohio	No. 31-1544320
One East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company. Yes ☐ No ☑
As of August 1, 2010, there were 108,395,325 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

Page
Part I - Financial Information

Item 1 - Financial Statements:

Consolidated Balance Sheet	2

Consolidated Statement of Earnings	3

Consolidated Statement of Changes in Equity	4

Consolidated Statement of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3 - Quantitative and Qualitative Disclosure of Market Risk	49

Item 4 - Controls and Procedures	49

Part II - Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6 - Exhibits	50

Signatures	51

Exhibit 12
Exhibit 31(a)
Exhibit 31(b)
Exhibit 31(c)
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars In Millions)

	June 30,	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$1,011	$1,120
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $17,230 and $16,730)	17,950	16,823
Fixed maturities, trading at fair value	384	372
Equity securities, at fair value (cost — $259 and $228)	438	411
Mortgage loans	489	376
Policy loans	269	276
Real estate and other investments	386	413

Total cash and investments	20,927	19,791

Recoverables from reinsurers	3,071	3,511
Prepaid reinsurance premiums	398	381
Agents’ balances and premiums receivable	639	554
Deferred policy acquisition costs	1,323	1,570
Assets of managed investment entities	2,432	—
Other receivables	309	542
Variable annuity assets (separate accounts)	526	549
Other assets	693	577
Goodwill	208	208

Total assets	$30,526	$27,683

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$6,070	$6,412
Unearned premiums	1,555	1,568
Annuity benefits accumulated	11,897	11,335
Life, accident and health reserves	1,629	1,603
Payable to reinsurers	277	462
Liabilities of managed investment entities	2,209	—
Long-term debt	851	828
Variable annuity liabilities (separate accounts)	526	549
Other liabilities	1,081	1,007

Total liabilities	26,095	23,764

Shareholders’ Equity:
Common Stock, no par value - 200,000,000 shares authorized - 108,647,517 and 113,386,343 shares outstanding	109	113
Capital surplus	1,190	1,231
Retained Earnings:
Appropriated — managed investment entities	212	—
Unappropriated	2,376	2,274
Accumulated other comprehensive income, net of tax	398	163

Total shareholders’ equity	4,285	3,781

Noncontrolling interests	146	138

Total equity	4,431	3,919

Total liabilities and equity	$30,526	$27,683

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Property and casualty insurance premiums	$572	$612	$1,151	$1,187
Life, accident and health premiums	113	110	228	219
Investment income	294	299	589	599
Realized gains (losses) on securities (*)	11	15	15	(26)
Income (loss) of managed investment entities:
Investment income	23	—	45	—
Loss on change in fair value of assets/liabilities	(15)	—	(40)	—
Other income	54	60	98	123

Total revenues	1,052	1,096	2,086	2,102

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	302	278	606	550
Commissions and other underwriting expenses	207	226	411	425
Annuity benefits	118	103	226	211
Life, accident and health benefits	93	91	189	182
Annuity and supplemental insurance acquisition expenses	54	46	103	98
Interest charges on borrowed money	18	13	36	29
Expenses of managed investment entities	14	—	23	—
Other operating and general expenses	88	133	187	233

Total costs and expenses	894	890	1,781	1,728

Operating earnings before income taxes	158	206	305	374
Provision for income taxes	58	74	117	132

Net earnings, including noncontrolling interests	100	132	188	242
Less: Net earnings (loss) attributable to noncontrolling interests	(8)	5	(26)	11

Net Earnings Attributable to Shareholders	$108	$127	$214	$231

Earnings Attributable to Shareholders per Common Share:
Basic	$.98	$1.10	$1.92	$2.00

Diluted	$.97	$1.09	$1.90	$1.98

Average number of Common Shares:
Basic	110.2	115.8	111.1	115.7
Diluted	111.8	116.5	112.5	116.5

Cash dividends per Common Share	$.1375	$.13	$.275	$.26

(*)	Consists of the following:

Realized gains before impairments	$27	$66	$52	$101

Losses on securities with impairment	(20)	(70)	(34)	(254)
Non-credit portion recognized in other comprehensive income (loss)	4	19	(3)	127

Impairment charges recognized in earnings	(16)	(51)	(37)	(127)

Total realized gains (losses) on securities	$11	$15	$15	$(26)

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
		Common Stock			Accum.		Noncon-
	Common	and Capital	Retained Earnings		Other Comp		trolling	Total
	Shares	Surplus	Appro.	Unappro.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2009	113,386,343	$1,344	$—	$2,274	$163	$3,781	$138	$3,919

Cumulative effect of accounting change	—	—	245	4	(4)	245	—	245
Net earnings	—	—	—	214	—	214	(26)	188
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	240	240	2	242
Change in foreign currency translation	—	—	—	—	(1)	(1)	—	(1)

Total comprehensive income						453	(24)	429

Allocation of losses of managed investment entities	—	—	(33)	—	—	(33)	33	—

Dividends on Common Stock	—	—	—	(31)	—	(31)	—	(31)
Shares issued:
Exercise of stock options	523,671	11	—	—	—	11	—	11
Other benefit plans	371,186	5	—	—	—	5	—	5
Dividend reinvestment plan	8,672	—	—	—	—	—	—	—
Stock-based compensation expense	—	6	—	—	—	6	—	6
Shares acquired and retired	(5,642,355)	(66)	—	(85)	—	(151)	—	(151)
Other	—	(1)	—	—	—	(1)	(1)	(2)

Balance at June 30, 2010	108,647,517	$1,299	$212	$2,376	$398	$4,285	$146	$4,431

Balance at December 31, 2008	115,599,169	$1,351	$—	$1,842	$(703)	$2,490	$112	$2,602

Cumulative effect of accounting change	—	—	—	17	(17)	—	—	—
Net earnings	—	—	—	231	—	231	11	242
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	356	356	2	358
Change in foreign currency translation	—	—	—	—	10	10	2	12

Total comprehensive income						597	15	612

Dividends on Common Stock	—	—	—	(30)	—	(30)	—	(30)
Shares issued:
Exercise of stock options	54,350	1	—	—	—	1	—	1
Other benefit plans	169,076	2	—	—	—	2	—	2
Dividend reinvestment plan	12,065	—	—	—	—	—	—	—
Stock-based compensation expense	—	6	—	—	—	6	—	6
Other	—	1	—	—	—	1	(1)	—

Balance at June 30, 2009	115,834,660	$1,361	$—	$2,060	$(354)	$3,067	$126	$3,193

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended
	June 30,
	2010	2009
Operating Activities:
Net earnings, including noncontrolling interests	$188	$242
Adjustments:
Depreciation and amortization	97	115
Annuity benefits	226	211
Realized (gains) losses on investing activities	(15)	30
Net purchases of trading securities	(9)	(38)
Deferred annuity and life policy acquisition costs	(97)	(82)
Change in:
Reinsurance and other receivables	571	734
Other assets	10	40
Insurance claims and reserves	(329)	(491)
Payable to reinsurers	(185)	(230)
Other liabilities	(28)	(48)
Other operating activities, net	32	9

Net cash provided by operating activities	461	492

Investing Activities:
Purchases of:
Fixed maturities	(2,353)	(1,733)
Equity securities	(24)	(5)
Mortgage loans	(137)	(9)
Real estate, property and equipment	(54)	(21)
Proceeds from:
Maturities and redemptions of fixed maturities	970	901
Repayments of mortgage loans	27	2
Sales of fixed maturities	932	778
Sales of equity securities	8	26
Sales of real estate, property and equipment	1	1
Change in securities lending collateral	—	49
Managed investment entities:
Purchases of investments	(394)	—
Proceeds from sales and redemptions of investments	441	—
Other investing activities, net	(124)	(32)

Net cash used in investing activities	(707)	(43)

Financing Activities:
Annuity receipts	945	670
Annuity surrenders, benefits and withdrawals	(617)	(682)
Additional long-term borrowings	30	408
Reductions of long-term debt	(6)	(525)
Managed investment entities’ retirement of liabilities	(39)	—
Change in securities lending obligation	—	(96)
Issuances of Common Stock	11	1
Repurchases of Common Stock	(151)	—
Cash dividends paid on Common Stock	(31)	(30)
Other financing activities, net	(5)	(8)

Net cash provided by (used in) financing activities	137	(262)

Net Change in Cash and Cash Equivalents	(109)	187

Cash and cash equivalents at beginning of period	1,120	1,264

Cash and cash equivalents at end of period	$1,011	$1,451

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO NOTES

A. Accounting Policies
B. Acquisition of Subsidiary
C. Segments of Operations
D. Fair Value Measurements
E. Investments
F. Derivatives
G. Deferred Policy Acquisition Costs
H. Managed Investment Entities
I. Amortizable Intangible Assets
J. Long Term Debt
K. Shareholders’ Equity
L. Income Taxes
M. Contingencies
N. Condensed Consolidating Information
O. Subsequent Events
A.	Accounting Policies
Basis of Presentation The accompanying consolidated financial statements for American Financial Group, Inc. (“AFG”) and subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with U.S. generally accepted accounting principles.
Certain reclassifications have been made to prior years to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2010, and prior to the filing date of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.
Fair Value Measurements Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. In the first six months of 2010, AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities.
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
Investments Fixed maturity and equity securities classified as “available for sale” are reported at fair value with unrealized gains and losses included in a separate component of shareholders’ equity. Fixed maturity and equity securities classified as “trading” are reported at fair value with changes in unrealized holding gains or losses during the period included in investment income. Mortgage and policy loans are carried primarily at the aggregate unpaid balance.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Premiums and discounts on fixed maturity securities are amortized using the interest method; mortgage-backed securities (“MBS”) are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations.
Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other-than-temporary at the balance sheet date, a provision for impairment is charged to earnings (included in realized gains (losses)) and the cost basis of that investment is reduced.
In 2009, AFG adopted new accounting guidance relating to the recognition and presentation of other-than-temporary impairments. Under the guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit-related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Statement of Earnings. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge to earnings is required to reduce the amortized cost of that security to fair value. AFG adopted this guidance effective January 1, 2009, and recorded a cumulative effect adjustment of $17 million to reclassify the non-credit component of previously recognized impairments from retained earnings to accumulated other comprehensive income (loss). Additional disclosures required by this guidance are contained in Note E — “Investments.”
Derivatives Derivatives included in AFG’s Balance Sheet are recorded at fair value and consist primarily of (i) components of certain fixed maturity securities (primarily interest-only MBS) and (ii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in earnings.
Goodwill Goodwill represents the excess of cost of subsidiaries over AFG’s equity in their underlying net assets. Goodwill is not amortized, but is subject to an impairment test at least annually.
Reinsurance Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFG’s property and casualty insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on paid and unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers includes ceded premiums due to reinsurers as well as ceded premiums retained by AFG’s property and casualty insurance subsidiaries under contracts to fund ceded losses as they become due. AFG’s insurance subsidiaries also assume reinsurance from other companies. Earnings on reinsurance assumed is recognized based on information received from ceding companies.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Certain annuity and supplemental insurance subsidiaries cede life insurance policies to a third party on a funds withheld basis whereby the subsidiaries retain the assets (securities) associated with the reinsurance contracts. Interest is credited to the reinsurer based on the actual investment performance of the retained assets. These reinsurance contracts are considered to contain embedded derivatives (that must be adjusted to fair value) because the yield on the payables is based on specific blocks of the ceding companies’ assets, rather than the overall creditworthiness of the ceding company. AFG determined that changes in the fair value of the underlying portfolios of fixed maturity securities is an appropriate measure of the value of the embedded derivative. The securities related to these transactions are classified as “trading.” The adjustment to fair value on the embedded derivatives offsets the investment income recorded on the adjustment to fair value of the related trading portfolios.
Deferred Policy Acquisition Costs (“DPAC”) Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of new business are deferred. DPAC also includes capitalized costs associated with sales inducements offered to fixed annuity policyholders such as enhanced interest rates and premium and persistency bonuses.
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
DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains on marketable securities, a component of “Accumulated Other Comprehensive Income, net of tax” in the Shareholders’ Equity section of the Balance Sheet.
DPAC related to traditional life and health insurance is amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DPAC includes the present value of future profits on business in force of annuity and supplemental insurance companies acquired (“PVFP”). PVFP represents the portion of the costs to acquire companies that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. PVFP is amortized with interest in relation to expected gross profits of the acquired policies for annuities and universal life products and in relation to the premium paying period for traditional life and health insurance products.
Managed Investment Entities In 2009, the Financial Accounting Standards Board issued a new standard changing how a company determines if it is the primary beneficiary of, and therefore must consolidate, a variable interest entity (“VIE”). This determination is based primarily on a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of, or receive benefits from, the entity that could potentially be significant to the VIE.
AFG manages, and has minor investments in, six collateralized loan obligations (“CLOs”) that are VIEs. As further described in Note H, these entities issued securities in various tranches and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. Both the management fees (payment of which are subordinate to other obligations of the CLOs) and the investments in the CLOs are considered variable interests. Based on the new accounting guidance, AFG has determined that it is the primary beneficiary of the CLOs because (i) its role as asset manager gives it the power to direct the activities that most significantly impact the economic performance of the CLOs and (ii) it has exposure to CLO losses (through its investments in the CLO subordinated debt tranches) and the right to receive benefits (through its subordinated management fees and returns on its investments), both of which could potentially be significant to the CLOs. Accordingly, AFG began consolidating these entities on January 1, 2010.
Because AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities, the assets and liabilities of the CLOs are shown separately in AFG’s Consolidated Balance Sheet. As permitted under the new standard, the assets and liabilities of the CLOs have been recorded at fair value upon adoption of the new standard on January 1, 2010. At that date, the excess of fair value of the assets ($2.382 billion) over the fair value of the liabilities ($2.137 billion) of $245 million was included in AFG’s Balance Sheet as appropriated retained earnings — managed investment entities, representing the cumulative effect of adopting the new standard that ultimately will inure to the benefit of the CLO debt holders.
At December 31, 2009, AFG’s investments in the CLOs were included in fixed maturity securities and had a cost of approximately $700,000 and a fair value of $6.4 million. Beginning January 1, 2010, these investments are eliminated in consolidation.
AFG has elected the fair value option for reporting on the CLO assets and liabilities to improve the transparency of financial reporting related to the CLOs. The net gain or loss from accounting for the CLO assets and liabilities at fair value subsequent to January 1, 2010, is separately presented in AFG’s Statement of Earnings. CLO earnings attributable to AFG’s shareholders represent the change in fair value of AFG’s investments in the CLOs and management fees earned. As further detailed in Note H — “Managed Investment Entities,” all other CLO earnings (losses) are not attributable to AFG’s shareholders and will ultimately inure to the benefit of the other CLO debt holders. As a result, such CLO earnings (losses) are included in “net earnings (loss) attributable to noncontrolling interests” in AFG’s Statement of Earnings and in appropriated retained earnings — managed investment entities in the Balance Sheet. As the CLOs approach maturity (2016 to 2022), it is expected that losses attributable to noncontrolling interests will reduce appropriated retained earnings towards zero as the fair values of the assets and liabilities converge and the CLO assets are used to pay the CLO debt.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Annuity Benefits Accumulated Annuity receipts and benefit payments are recorded as increases or decreases in “annuity benefits accumulated” rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.
For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses and excess benefits expected to be paid on future deaths and annuitizations (“EDAR”). The liability for EDAR is accrued for and modified using assumptions consistent with those used in determining DPAC and DPAC amortization, except that amounts are determined in relation to the present value of total expected assessments. Total expected assessments consist principally of estimated future investment margin, surrender, mortality, and other life and variable annuity policy charges, and unearned revenues once they are recognized as income.
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
AFG’s variable annuity contracts contain a guaranteed minimum death benefit (“GMDB”) to be paid if the policyholder dies before the annuity payout period commences. In periods of declining equity markets, the GMDB may exceed the value of the policyholder’s account. A GMDB liability is established for future excess death benefits using assumptions together with a range of reasonably possible scenarios for investment fund performance that are consistent with DPAC capitalization and amortization assumptions.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Noncontrolling Interests For Balance Sheet purposes, noncontrolling interests represents the interests of shareholders other than AFG in consolidated entities. In the Statement of Earnings, net earnings and losses attributable to noncontrolling interests represents such shareholders’ interest in the earnings and losses of those entities.
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
Stock-Based Compensation All share-based grants are recognized as compensation expense over their vesting periods based on their calculated “fair value” at the date of grant. AFG uses the Black-Scholes pricing model to measure the fair value of employee stock options. See Note K — “Shareholders’ Equity” for further information on stock options.
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
Earnings Per Share Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: second quarter 2010 and 2009 — 1.6 million and .7 million; first six months of 2010 and 2009 — 1.4 million and .8 million, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: second quarter 2010 and 2009 - 3.8 million and 6.8 million; first six months of 2010 and 2009 — 4.3 million and 7.7 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2010 and 2009 periods.
Statement of Cash Flows For cash flow purposes, “investing activities” are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. “Financing activities” include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed. Annuity receipts, benefits and withdrawals are also reflected as financing activities. All other activities are considered “operating.” Short-term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.
B.	Acquisition of Subsidiary On July 1, 2010, National Interstate (“NATL”), a 52.5%-owned subsidiary of AFG, completed the acquisition of Vanliner Group, Inc., a subsidiary of UniGroup, Inc. for $128 million in cash, which was based on Vanliner’s estimated tangible book value at the date of closing and is subject to certain adjustments. NATL funded the acquisition with cash on hand and borrowings under its bank credit facility. Assets and liabilities acquired and Vanliner’s operations following the acquisition will be reflected in AFG’s September 30, 2010 financial statements. Vanliner wrote approximately $104 million of gross premiums in 2009 in the moving and storage industry.
C.	Segments of Operations AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity and supplemental insurance and (iii) other, which includes holding company costs and operations of the managed investment entities.
AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, executive liability, umbrella and excess liability and customized programs for small to mid-sized businesses and California workers’ compensation, and (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including collateral and mortgage protection insurance), surety and fidelity products and trade credit insurance. AFG’s annuity and supplemental insurance business markets traditional fixed, indexed and variable annuities and a variety of supplemental insurance products. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables (in millions) show AFG’s revenues and operating earnings before income taxes by significant business segment and sub-segment.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$209	$225	$425	$437
Specialty casualty	219	240	437	455
Specialty financial	127	131	255	261
Other	17	16	34	34

	572	612	1,151	1,187
Investment income	85	104	177	211
Realized gains	13	34	23	24
Other	21	32	36	61

	691	782	1,387	1,483
Annuity and supplemental insurance:
Investment income	208	194	410	390
Life, accident and health premiums	113	110	228	219
Realized losses	(2)	(19)	(8)	(50)
Other	33	30	58	62

	352	315	688	621
Other	9	(1)	11	(2)

	$1,052	$1,096	$2,086	$2,102

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$8	$26	$40	$74
Specialty casualty	23	38	41	79
Specialty financial	33	54	54	67
Other	4	(6)	10	(3)
Other lines	(5)	(4)	(11)	(5)

	63	108	134	212
Investment and other operating income	81	82	162	173
Realized gains	13	34	23	24

	157	224	319	409
Annuity and supplemental insurance:
Operations	46	42	90	81
Realized losses	(2)	(19)	(8)	(50)

	44	23	82	31
Other (*)	(43)	(41)	(96)	(66)

	$158	$206	$305	$374

(*)	The second quarter and first six months of 2010 include $7 million and $15 million, respectively, in earnings from managed investment entities attributable to AFG shareholders and $13 million and $33 million, respectively, in losses of managed investment entities attributable to noncontrolling interests.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
D.	Fair Value Measurements Accounting standards for measuring fair value are based on inputs used in estimating fair value. The three levels of the hierarchy are as follows:
Level 1 — Quoted prices for identical assets or liabilities in active markets (markets in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis). AFG’s Level 1 financial instruments consist primarily of publicly traded equity securities and highly liquid government bonds for which quoted market prices in active markets are available and short-term investments of managed investment entities.
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar assets or liabilities in inactive markets (markets in which there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers, or in which little information is released publicly); and valuations based on other significant inputs that are observable in active markets. AFG’s Level 2 financial instruments include separate account assets, corporate and municipal fixed maturity securities, mortgage-backed securities (“MBS”) and investments of managed investment entities priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2.
Level 3 — Valuations derived from market valuation techniques generally consistent with those used to estimate the fair values of Level 2 financial instruments in which one or more significant inputs are unobservable. The unobservable inputs may include management’s own assumptions about the assumptions market participants would use based on the best information available in the circumstances. AFG’s Level 3 is comprised of financial instruments, including liabilities of managed investment entities, whose fair value is estimated based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, observable market information.
AFG’s management is responsible for the valuation process and uses data from outside sources (including nationally recognized pricing services and broker/dealers) in establishing fair value. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), changes in interest rates, general economic conditions and the credit quality of the specific issuers.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured at fair value are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2010
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$267	$196	$—	$463
States, municipalities and political subdivisions	—	2,297	21	2,318
Foreign government	—	280	—	280
Residential MBS	—	3,377	326	3,703
Commercial MBS	—	1,922	6	1,928
All other corporate	9	8,823	426	9,258

Total AFS fixed maturities	276	16,895	779	17,950

Trading fixed maturities	—	383	1	384
Equity securities	221	193	24	438
Assets of managed investment entities (“MIE”)	131	2,255	46	2,432
Variable annuity assets (separate accounts) (a)	—	526	—	526
Other investments	—	46	—	46

Total assets accounted for at fair value	$628	$20,298	$850	$21,776

Liabilities:
Liabilities of managed investment entities	$57	$—	$2,152	$2,209
Derivatives embedded in annuity benefits accumulated	—	—	128	128

Total liabilities accounted for at fair value	$57	$—	$2,280	$2,337

December 31, 2009
Assets:
Fixed maturities:
Available for sale	$371	$15,683	$769	$16,823
Trading	—	371	1	372
Equity securities	197	189	25	411
Variable annuity assets (separate accounts) (a)	—	549	—	549
Other investments	—	85	—	85

Total assets accounted for at fair value	$568	$16,877	$795	$18,240

Liabilities:
Derivatives embedded in annuity benefits accumulated	$—	$—	$113	$113

(a)	Variable annuity liabilities equal the fair value of annuity assets.
During the second quarter of 2010, there were no significant transfers between Level 1 and Level 2. Approximately 4% of the total assets measured at fair value on June 30, 2010, were Level 3 assets. Approximately 39% of these assets were MBS whose fair values were determined primarily using non-binding broker quotes; the balance was primarily private placement debt securities whose fair values were determined internally using significant unobservable inputs, including the evaluation of underlying collateral and issuer creditworthiness, as well as certain Level 2 inputs such as comparable yields and multiples on similar publicly traded issues. The fair values of the liabilities of managed investment entities were determined using non-binding broker quotes, which were reviewed by AFG’s internal investment professionals.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities during the second quarter and first six months of 2010 and 2009 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total
		realized/unrealized
		gains (losses)
		included in
			Other	Purchases,
	Balance at		comp.	sales,	Transfer	Transfer	Balance at
	March 31,	Net	income	issuances and	into	out of	June 30,
	2010	income	(loss)	settlements	Level 3	Level 3	2010
AFS fixed maturities:
State and municipal	$6	$—	$1	$(3)	$17	$—	$21
Residential MBS	372	1	10	(12)	2	(47)	326
Commercial MBS	6	—	—	—	—	—	6
All other corporate	356	(11)	9	42	46	(16)	426
Trading fixed maturities	4	—	—	—	—	(3)	1
Equity securities	24	—	—	—	—	—	24
Assets of MIE	100	1	—	(10)	7	(52)	46
Liabilities of MIE	(2,178)	16	—	10	—	—	(2,152)
Embedded derivatives	(131)	13	—	(10)	—	—	(128)

		Total
		realized/unrealized
		gains (losses)
	Balance at	included in		Purchases,	Transfer	Balance at
	March 31,		Other comp.	sales, issuances	into (out	June 30,
	2009	Net income	income (loss)	and settlements	of) Level 3	2009
AFS fixed maturities	$689	$4	$15	$(24)	$28	$712
Trading fixed maturities	1	—	—	—	4	5
Equity securities	28	(2)	5	(5)	—	26
Other assets	5	—	—	—	(5)	—
Embedded derivatives	(86)	(12)	—	5	—	(93)

			Total
			realized/unrealized
			gains (losses)
			included in
		Consolidate		Other	Purchases,
	Balance at	Managed		comp.	sales,	Transfer	Transfer	Balance at
	Dec. 31,	Inv.	Net	income	issuances and	into	out of	June 30,
	2009	Entities	income	(loss)	settlements	Level 3	Level 3	2010
AFS fixed maturities:
State and municipal	$23	$—	$—	$1	$(3)	$17	$(17)	$21
Residential MBS	435	—	2	11	6	2	(130)	326
Commercial MBS	—	—	—	—	6	—	—	6
All other corporate	311	(6)	(12)	8	87	69	(31)	426
Trading fixed maturities	1	—	—	—	4	—	(4)	1
Equity securities	25	—	—	(1)	—	—	—	24
Assets of MIE	—	90	5	—	(4)	7	(52)	46
Liabilities of MIE	—	(2,100)	(90)	—	38	—	—	(2,152)
Embedded derivatives	(113)	—	1	—	(16)	—	—	(128)

		Total
		realized/unrealized
		gains (losses)
	Balance at	included in		Purchases,	Transfer	Balance at
	Dec. 31,		Other comp.	sales, issuances	into (out	June 30,
	2008	Net income	income (loss)	and settlements	of) Level 3	2009
AFS fixed maturities	$706	$7	$3	$(41)	$37	$712
Trading fixed maturities	1	—	—	—	4	5
Equity securities	44	(9)	1	(4)	(6)	26
Other assets	5	—	—	—	(5)	—
Embedded derivatives	(96)	—	—	3	—	(93)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG’s financial instruments at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$1,011	$1,011	$1,120	$1,120
Fixed maturities	18,334	18,334	17,195	17,195
Equity securities	438	438	411	411
Mortgage loans	489	491	376	373
Policy loans	269	269	276	276
Assets of managed investment entities	2,432	2,432	—	—
Variable annuity assets (separate accounts)	526	526	549	549

Liabilities:
Annuity benefits accumulated(*)	$11,686	$11,284	$11,123	$10,365
Long-term debt	851	901	828	839
Liabilities of managed investment entities	2,209	2,209	—	—
Variable annuity liabilities (separate accounts)	526	526	549	549

(*)	Excludes life contingent annuities in the payout phase.
The carrying amount of cash and cash equivalents approximates fair value. Fair values for mortgage loans are estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The fair value of policy loans is estimated to approximate carrying value; policy loans have no defined maturity dates and are inseparable from insurance contracts. The fair value of annuity benefits was estimated based on expected cash flows discounted using forward interest rates adjusted for the Company’s credit risk and includes the impact of maintenance expenses and capital costs. Fair values of long-term debt are based primarily on quoted market prices.
E.	Investments Available for sale fixed maturities and equity securities at June 30, 2010, and December 31, 2009, consisted of the following (in millions):

	June 30, 2010				December 31, 2009
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
U.S. Government and government agencies	$444	$463	$19	$—	$599	$612	$14	$(1)
States, municipalities and political subdivisions	2,255	2,318	69	(6)	1,764	1,789	40	(15)
Foreign government	271	280	9	—	261	264	4	(1)
Residential MBS	3,774	3,703	161	(232)	4,142	3,956	126	(312)
Commercial MBS	1,817	1,928	116	(5)	1,434	1,431	22	(25)
All other corporate	8,669	9,258	638	(49)	8,530	8,771	375	(134)

	$17,230	$17,950	$1,012	$(292)	$16,730	$16,823	$581	$(488)

Common stocks	$134	$317	$185	$(2)	$112	$298	$187	$(1)

Perpetual preferred stocks	$125	$121	$5	$(9)	$116	$113	$6	$(9)

The non-credit related portion of other-than-temporary impairment charges are included in other comprehensive income (loss). Such charges taken for securities still owned at June 30, 2010 and December 31, 2009, respectively, were: residential MBS — $272 million and $284 million; commercial MBS — $3 million in both periods; corporate bonds — $1 million and $4 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

	Less Than Twelve Months			Twelve Months or More
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost
June 30, 2010
Fixed maturities:
U.S. Government and government agencies	$—	$16	99%	$—	$—	—%
States, municipalities and political subdivisions	(2)	247	99%	(4)	58	95%
Foreign government	—	—	—%	—	30	99%
Residential MBS	(27)	578	96%	(205)	900	81%
Commercial MBS	—	30	98%	(5)	83	95%
All other corporate	(12)	394	97%	(37)	498	93%

	$(41)	$1,265	97%	$(251)	$1,569	86%

Common Stocks	$(2)	$29	95%	$—	$2	86%

Perpetual Preferred Stocks	$—	$5	98%	$(9)	$40	82%

December 31, 2009
Fixed maturities:
U.S. Government and government agencies	$(1)	$232	99%	$—	$—	—%
States, municipalities and political subdivisions	(8)	470	98%	(7)	69	90%
Foreign government	(1)	81	99%	—	—	—%
Residential MBS	(37)	458	93%	(275)	1,392	84%
Commercial MBS	(1)	209	99%	(24)	395	94%
All other corporate	(19)	895	98%	(115)	1,336	92%

	$(67)	$2,345	97%	$(421)	$3,192	88%

Common Stocks	$(1)	$3	79%	$—	$2	99%

Perpetual Preferred Stocks	$—	$—	—%	$(9)	$47	84%

At June 30, 2010 the gross unrealized losses on fixed maturities of $292 million relate to approximately 850 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 47% of the gross unrealized loss and 69% of the fair value. MBS comprised approximately 81% of the gross unrealized losses on the available for sale fixed maturity portfolio at June 30, 2010.
Gross Unrealized Losses on MBS Over 98% of AFG’s commercial MBS are AAA-rated. Of the residential MBS that have been in an unrealized loss position (“impaired”) for 12 months or more (349 securities), approximately 44% of the unrealized losses and 62% of the fair value relate to investment grade rated securities. AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For the first six months of 2010, AFG recorded in earnings $31 million in other-than-temporary impairment charges related to its residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Gross Unrealized Losses on All Other Corporates For the first six months of 2010, AFG recorded in earnings $17 million in other-than-temporary impairment charges on “all other corporate” securities. Management concluded that no additional impairment charges were required based on many factors, including AFG’s ability and intent to hold the investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of historical and projected company-specific financial data, the outlook for industry sectors, and credit ratings.
The following tables progress the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income (loss) (in millions).

	2010	2009

Balance at March 31	$122	$61
Additional credit impairments on:
Previously impaired securities	4	10
Securities without prior impairments	3	4
Reductions — disposals	(8)	(8)

Balance at June 30	$121	$67

Balance at January 1	$99	$14
Additional credit impairments on:
Previously impaired securities	23	10
Securities without prior impairments	7	51
Reductions — disposals	(8)	(8)

Balance at June 30	$121	$67

The table below sets forth the scheduled maturities of available for sale fixed maturities as of June 30, 2010 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately 4 years at June 30, 2010.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$576	$584	3%
After one year through five years	4,829	5,085	28
After five years through ten years	5,069	5,426	30
After ten years	1,165	1,224	7

	11,639	12,319	68
MBS	5,591	5,631	32

Total	$17,230	$17,950	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers (other than U.S. Treasury Notes) that exceeded 10% of Shareholders’ Equity at June 30, 2010 or December 31, 2009.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Unrealized Gain on Marketable Securities In addition to adjusting equity securities and fixed maturity securities classified as “available for sale” to fair value, GAAP requires that deferred policy acquisition costs related to annuities and certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments to those balances had the unrealized gains or losses actually been realized. The following table shows the components of the net unrealized gain on securities that is included in Accumulated Other Comprehensive Income in AFG’s Balance Sheet.

		Deferred Tax and
		Amounts Attributable
		to Noncontrolling
	Pre-tax	Interests	Net
June 30, 2010
Unrealized gain on:
Fixed maturity securities	$720	$(255)	$465
Equity securities	179	(63)	116
Deferred policy acquisition costs	(280)	98	(182)
Annuity benefits and other liabilities	6	(2)	4

	$625	$(222)	$403

December 31, 2009
Unrealized gain on:
Fixed maturity securities	$93	$(33)	$60
Equity securities	183	(65)	118
Deferred policy acquisition costs	(18)	6	(12)

	$258	$(92)	$166

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

					Noncon-
	Fixed	Equity		Tax	trolling
	Maturities	Securities	Other(*)	Effects	Interests	Total
Quarter ended June 30, 2010
Realized before impairments	$28	$1	$(2)	$(10)	$(1)	$16
Realized — impairments	(22)	(1)	7	6	—	(10)
Change in Unrealized	283	1	(110)	(61)	—	113

Quarter ended June 30, 2009
Realized before impairments	$76	$(2)	$(8)	$(23)	$—	$43
Realized — impairments	(59)	(11)	19	18	—	(33)
Change in Unrealized	848	81	(352)	(201)	(4)	372

Six months ended June 30, 2010
Realized before impairments	$55	$2	$(5)	$(18)	$(1)	$33
Realized — impairments	(50)	(3)	16	13	—	(24)
Change in Unrealized	633	(4)	(257)	(130)	(2)	240

Six months ended June 30, 2009
Realized before impairments	$131	$(14)	$(16)	$(36)	$—	$65
Realized — impairments	(154)	(19)	46	45	—	(82)
Change in Unrealized	795	63	(307)	(193)	(2)	356

(*)	Primarily adjustments to deferred policy acquisition costs related to annuities.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Realized gains includes net gains of $9 million and $26 million in the second quarter and first six months of 2010 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. In the 2009 periods, realized gains included $61 million in the second quarter and $97 million for the first six months from the mark-to-market of these securities. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Six months ended
	June 30,
	2010	2009
Fixed maturities:
Gross gains	$52	$44
Gross losses	(9)	(9)

Equity securities:
Gross gains	2	5
Gross losses	—	(21)
F.	Derivatives As discussed under “Derivatives” in Note A, AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.
Certain securities held in AFG’s investment portfolio, primarily interest-only MBS with interest rates that float inversely with short-term rates, are considered to contain embedded derivatives. AFG has elected to measure these securities (in their entirety) at fair value in its financial statements. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.
AFG has entered into $700 million notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring between 2012 and 2015) to mitigate interest rate risk in its annuity operations. AFG paid $19 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.
AFG’s indexed annuities, which represented 26% of annuity benefits accumulated at June 30, 2010, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives.
As discussed under “Reinsurance” in Note A, certain reinsurance contracts in AFG’s annuity and supplemental insurance business are considered to contain embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		June 30, 2010		December 31, 2009
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$156	$—	$226	$—
Interest rate swaptions	Other investments	11	—	24	—
Indexed annuities (embedded derivative)	Annuity benefits accumulated	—	128	—	113
Equity index call options	Other investments	35	—	61	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	15	—	5

		$202	$143	$311	$118

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the first quarter and first six months of 2010 and 2009 (in millions):

		Three months ended		Six months ended
		June 30,		June 30,
Derivative	Statement of Earnings Line	2010	2009	2010	2009
MBS with embedded derivatives	Realized gains	$9	$61	$26	$97
Interest rate swaptions	Realized gains	(6)	4	(14)	5
Indexed annuities (embedded derivative)	Annuity benefits	13	(12)	1	—
Equity index call options	Annuity benefits	(23)	9	(12)	(2)
Reinsurance contracts (embedded derivative)	Investment income	(5)	(13)	(10)	(10)

		$(12)	$49	$(9)	$90

G.	Deferred Policy Acquisition Costs Deferred policy acquisition costs consisted of the following (in millions):

	June 30,	December 31,
	2010	2009
Property and casualty insurance	$332	$338
Annuity and supplemental insurance:
Policy acquisition costs	886	853
Policyholder sales inducements	211	207
Present value of future profits (“PVFP”)	174	190
Impact of unrealized gains and losses on securities	(280)	(18)

Total annuity and supplemental	991	1,232

	$1,323	$1,570

The PVFP amounts in the table above are net of $164 million and $148 million of accumulated amortization at June 30, 2010 and December 31, 2009, respectively. Amortization of the PVFP was $10 million in the second quarter and $16 million during the first six months of 2010 and $8 million in the second quarter and $16 million in the first six months of 2009, respectively.
H.	Managed Investment Entities AFG is the investment manager and has investments ranging from 7.5% to 24.4% of the most subordinate debt tranche of six collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. Upon formation between 2004 and 2007, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in these entities receive residual income from the CLOs only after the CLOs pay operating expenses (including management fees to AFG), interest on and returns of capital to senior levels of debt securities.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.
In analyzing expected cash flows related to these entities, AFG determined that it will not receive a majority of the residual returns nor absorb a majority of the entities’ expected losses. Accordingly, AFG was not required to consolidate these variable interest entities prior to 2010. Beginning in 2010, accounting standards for determining the primary beneficiary of a variable interest entity changed from the above quantitative assessment to a qualitative assessment as outlined in Note A - “Accounting Policies, Managed Investment Entities.” Under the new guidance, AFG determined that it is the primary beneficiary of the CLOs it manages and began consolidating the CLOs on January 1, 2010.
AFG’s maximum ultimate exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $11 million at June 30, 2010.
The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after elimination of $4 million and $8 million in management fees and $3 million and $7 million in income attributable to shareholders of AFG for the second quarter and six months of 2010, respectively, as measured by the change in the fair value of AFG’s investments in the CLOs. AFG’s “Operating earnings before income taxes” for the second quarter and first six months of 2010 includes $13 million and $33 million, respectively, in CLO losses attributable to noncontrolling interests.
The net loss from changes in the fair value of assets and liabilities of managed investment entities included in the Statement of Earnings for 2010 includes losses of $31 million in the second quarter and gains of $50 million for the six months from changes in the fair value of CLO assets and gains of $16 million in the second quarter and losses of $90 million for the six months from changes in the fair value of CLO liabilities. The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $184 million at June 30, 2010. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $441 million at that date. The CLO assets include $30 million in loans (aggregate unpaid principal balance of $67 million) for which the CLOs are not accruing interest because the loans are in default.
I.	Amortizable Intangible Assets Included in other assets in AFG’s Balance Sheet is $54 million at June 30, 2010 and $60 million at December 31, 2009, in amortizable intangible assets related to property and casualty insurance acquisitions, primarily the 2008 acquisitions of Marketform and Strategic Comp. These amounts are net of accumulated amortization of $29 million and $23 million, respectively. Amortization of these intangibles was $3 million in the second quarter and $6 million during the first six months of 2010 compared to $6 million in the second quarter and $12 million during the first six months of 2009.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
J.	Long-Term Debt The carrying value of long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2010	2009
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
7-1/8% Senior Debentures due February 2034	115	115
Other	3	3

	468	468

Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112	112
7-1/4% Senior Debentures due January 2034	86	86
Notes payable secured by real estate due 2010 through 2016	65	66
Secured borrowings ($18 and $19 guaranteed by AFG)	46	52
National Interstate bank credit facility	45	15
American Premier Underwriters 10-7/8% Subordinated
Notes due May 2011	8	8
Other	1	1

	363	340

Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures due May 2033	20	20

	$851	$828

Scheduled principal payments on debt for the balance of 2010 and the subsequent five years were as follows: 2010 — $6 million; 2011 — $20 million; 2012 — $57 million; 2013 — $20 million; 2014 — $2 million and 2015 — $14 million.
As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	June 30,	December 31,
	2010	2009
Unsecured obligations	$740	$710
Obligations secured by real estate	65	66
Other secured borrowings	46	52

	$851	$828

At June 30, 2010, AFG had no amounts borrowed under its $500 million revolving credit facility, which was scheduled to expire in March 2011. In August 2010, AFG replaced this facility with a three-year, $500 million revolving credit line. Amounts borrowed under the new agreement bear interest at rates ranging from 1.75% to 3.00% (currently 2.25%) over LIBOR based on AFG’s credit rating.
In June 2010, National Interstate borrowed $30 million under its bank credit facility in connection with the July acquisition of Vanliner.
In April 2009, AFG paid $136 million to redeem its outstanding 7-1/8% Senior Debentures at maturity. In June 2009, AFG issued $350 million of 9-7/8% Senior Notes due 2019 and used the proceeds to repay borrowings under the credit facility.
In 2009, AFG subsidiaries borrowed a total of $59 million at interest rates ranging from 3.8% to 4.25% over LIBOR (weighted average interest rate of 4.4% at June 30, 2010). The loans require principal payments over the next four years.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
K.	Shareholders’ Equity AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.
Accumulated Other Comprehensive Income (Loss), Net of Tax Comprehensive income (loss) is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income (loss) includes net earnings and other comprehensive income (loss), which consists primarily of changes in net unrealized gains or losses on available for sale securities and foreign currency translation. The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

	Pretax	Foreign				Accumulated
	Net Unrealized	Currency			Noncon-	Other
	Gains (Losses)	Translation		Tax	trolling	Comprehensive
	on Securities	Adjustment	Other (a)	Effects	Interests	Income (Loss)
Balance at December 31, 2009	$258 (b)	$1	$(13)	$(86)	$3	$163 (b)
Unrealized holding gains on securities arising during the period	388	—	—	(136)	(3)	249
Realized gains included in net income	(15)	—	—	5	1	(9)
Foreign currency translation gains	—	(1)	—	—	—	(1)
Other	(6)	—	1	1	—	(4)

Balance at June 30, 2010	$625 (b)	$—	$(12)	$(216)	$1	$398 (b)

Balance at December 31, 2008	$(1,058)	$(18)	$(11)	$374	$10	$(703)
Cumulative effect of accounting change	(27)	—	—	10	—	(17)
Unrealized holding losses on securities arising during the period	525	—	—	(184)	(2)	339
Realized losses included in net income	26	—	—	(9)	—	17
Foreign currency translation losses	—	12	—	—	(2)	10
Other	—	—	—	—	—	—

Balance at June 30, 2009	$(534)	$(6)	$(11)	$191	$6	$(354)

(a)	Net unrealized pension and other postretirement plan benefits.

(b)	Includes $76 million at June 30, 2010, and $98 million at December 31, 2009 in net pretax unrealized losses ($50 million and $63 million net of tax) related to securities for which only the credit portion of an other- than-temporary impairment has been recorded in earnings.
Stock Based Compensation Under AFG’s Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2010, AFG issued 175,282 shares of restricted Common Stock (fair value of $24.83 per share) and granted stock options for 1.1 million shares of Common Stock (at an average exercise price of $24.83) under the Stock Incentive Plan. In addition, AFG issued 141,264 shares of Common Stock (fair value of $24.83 per share) in the first quarter of 2010 under its Annual Co-CEO Equity Bonus Plan.
AFG uses the Black-Scholes option pricing model to calculate the “fair value” of its option grants. Expected volatility is based on historical volatility over a period equal to the expected term. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The fair value of options granted during 2010 was $8.90 per share based on the following assumptions: expected dividend yield — 2.2%; expected volatility — 39%; expected term — 7.5 years; risk-free rate — 3.2%.
Total compensation expense related to stock incentive plans of AFG and its subsidiaries was as follows: second quarter of 2010 and 2009 — $5.3 million and $4.5 million, respectively; six months of 2010 and 2009 — $10.5 million and $9.2 million, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.	Income Taxes Operating income before income taxes includes $13 million in the second quarter of 2010 and $33 million for the first six months of 2010 in non-deductible losses of managed investment entities attributable to noncontrolling interests, thereby increasing AFG’s effective tax rate.
As discussed in Note K — “Income Taxes,” to AFG’s 2009 Form 10-K, AFG has several tax years for which there are ongoing disputes with the Internal Revenue Service (“IRS”). AFG filed a suit for refund in the U.S. District Court in Southern Ohio as a result of its dispute with the IRS regarding the calculation of tax reserves for certain annuity reserves pursuant to Actuarial Guideline 33. Oral arguments on joint motions for summary judgment were presented in June 2009. On March 15, 2010, the Court issued an Order denying both motions. On June 18, 2010, the Court issued a final judgment in favor of AFG. The Government has 60 days to appeal the decision. AFG’s liabilities for uncertain tax positions will not be adjusted until the case is “effectively settled.” Resolution of the open years could result in a decrease in the liability for unrecognized tax benefits by up to $36 million and a decrease in related accrued interest of $11 million. These amounts do not include tax and interest paid to the IRS in 2005 and 2006, for which the suit was filed, totaling $17 million.
M.	Contingencies There have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2009 Annual Report on Form 10-K covering property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
N.	Condensed Consolidating Information AFG has guaranteed all of the outstanding debt of Great American Financial Resources, Inc. (“GAFRI”) and GAFRI’s wholly-owned subsidiary, AAG Holding Company, Inc. In addition, GAFRI guarantees AAG Holding’s public debt. The AFG and GAFRI guarantees are full and unconditional and joint and several. Condensed consolidating financial statements for AFG are as follows:
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated

June 30, 2010

Assets:
Cash and investments	$155	$43	$—	$20,732	$(3)	$20,927
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,469	—	3,469
Agents’ balances and premiums receivable	—	—	—	639	—	639
Deferred policy acquisition costs	—	—	—	1,323	—	1,323
Assets of managed investment entities	—	—	—	2,432	—	2,432
Other assets	18	3	6	1,707	2	1,736
Investment in subsidiaries and affiliates	4,736	1,766	1,845	682	(9,029)	—

Total assets	$4,909	$1,812	$1,851	$30,984	$(9,030)	$30,526

Liabilities and Equity:
Unpaid losses, loss adjustment expenses and unearned premiums	$—	$—	$—	$7,625	$—	$7,625
Annuity, life, accident and health benefits and reserves	—	—	—	13,528	(2)	13,526
Liabilities of managed investment entities	—	—	—	2,209	—	2,209
Long-term debt	468	1	219	164	(1)	851
Other liabilities	156	17	111	1,779	(179)	1,884

	624	18	330	25,305	(182)	26,095
Total shareholders’ equity	4,285	1,794	1,521	5,533	(8,848)	4,285
Noncontrolling interests	—	—	—	146	—	146

Total liabilities and equity	$4,909	$1,812	$1,851	$30,984	$(9,030)	$30,526

December 31, 2009

Assets:
Cash and investments	$225	$33	$—	$19,535	$(2)	$19,791
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,892	—	3,892
Agents’ balances and premiums receivable	—	—	—	554	—	554
Deferred policy acquisition costs	—	—	—	1,570	—	1,570
Other assets	14	5	6	1,831	20	1,876
Investment in subsidiaries and affiliates	4,189	1,539	1,624	687	(8,039)	—

Total assets	$4,428	$1,577	$1,630	$28,069	$(8,021)	$27,683

Liabilities and Equity:
Unpaid losses, loss adjustment expenses and unearned premiums	$—	$—	$—	$7,980	$—	$7,980
Annuity, life, accident and health benefits and reserves	—	—	—	12,939	(1)	12,938
Long-term debt	468	1	219	140	—	828
Other liabilities	179	21	110	1,876	(168)	2,018

	647	22	329	22,935	(169)	23,764
Total shareholders’ equity	3,781	1,555	1,301	4,996	(7,852)	3,781
Noncontrolling interests	—	—	—	138	—	138

Total liabilities and equity	$4,428	$1,577	$1,630	$28,069	$(8,021)	$27,683

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2010	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$572	$—	$572
Life, accident and health premiums	—	—	—	113	—	113
Realized gains (losses)	—	—	—	11	—	11
Income of managed investment entities	—	—	—	8	—	8
Investment and other income	(1)	3	—	352	(6)	348
Equity in earnings of subsidiaries	187	41	47	—	(275)	—

	186	44	47	1,056	(281)	1,052

Costs and Expenses:
Insurance benefits and expenses	—	—	—	774	—	774
Interest charges on borrowed money	13	—	7	4	(6)	18
Expenses of managed investment entities	—	—	—	14	—	14
Other expenses	7	3	1	74	3	88

	20	3	8	866	(3)	894

Operating earnings before income taxes	166	41	39	190	(278)	158
Provision (credit) for income taxes	58	15	14	67	(96)	58

Net earnings, including noncontrolling interests	108	26	25	123	(182)	100
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(8)	—	(8)

Net Earnings Attributable to Shareholders	$108	$26	$25	$131	$(182)	$108

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$612	$—	$612
Life, accident and health premiums	—	—	—	110	—	110
Realized gains (losses)	—	—	—	15	—	15
Investment and other income	1	2	—	361	(5)	359
Equity in earnings of subsidiaries	224	21	34	—	(279)	—

	225	23	34	1,098	(284)	1,096

Costs and Expenses:
Insurance benefits and expenses	—	—	—	744	—	744
Interest charges on borrowed money	9	—	6	4	(6)	13
Other expenses	15	4	1	113	—	133

	24	4	7	861	(6)	890

Operating earnings before income taxes	201	19	27	237	(278)	206
Provision (credit) for income taxes	74	7	9	85	(101)	74

Net earnings, including noncontrolling interests	127	12	18	152	(177)	132
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	5	—	5

Net Earnings Attributable to Shareholders	$127	$12	$18	$147	$(177)	$127

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(In millions)

FOR THE SIX MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2010	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$1,151	$—	$1,151
Life, accident and health premiums	—	—	—	228	—	228
Realized gains (losses)	—	—	—	15	—	15
Income of managed investment entities	—	—	—	5	—	5
Investment and other income	—	5	—	693	(11)	687
Equity in earnings of subsidiaries	379	81	96	—	(556)	—

	379	86	96	2,092	(567)	2,086

Costs and Expenses:
Insurance benefits and expenses	—	—	—	1,535	—	1,535
Interest charges on borrowed money	27	—	13	7	(11)	36
Expenses of managed investment entities	—	—	—	23	—	23
Other expenses	21	7	3	156	—	187

	48	7	16	1,721	(11)	1,781

Operating earnings before income taxes	331	79	80	371	(556)	305
Provision (credit) for income taxes	117	28	28	139	(195)	117

Net earnings, including noncontrolling interests	214	51	52	232	(361)	188
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(26)	—	(26)

Net Earnings Attributable to Shareholders	$214	$51	$52	$258	$(361)	$214

FOR THE SIX MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$1,187	$—	$1,187
Life, accident and health premiums	—	—	—	219	—	219
Realized gains (losses)	—	—	—	(26)	—	(26)
Investment and other income	(2)	—	—	735	(11)	722
Equity in earnings of subsidiaries	404	30	53	—	(487)	—

	402	30	53	2,115	(498)	2,102

Costs and Expenses:
Insurance benefits and expenses	—	—	—	1,466	—	1,466
Interest charges on borrowed money	21	—	13	7	(12)	29
Other expenses	18	8	2	205	—	233

	39	8	15	1,678	(12)	1,728

Operating earnings before income taxes	363	22	38	437	(486)	374
Provision (credit) for income taxes	132	6	11	153	(170)	132

Net earnings, including noncontrolling interests	231	16	27	284	(316)	242
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	11	—	11

Net Earnings Attributable to Shareholders	$231	$16	$27	$273	$(316)	$231

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

FOR THE SIX MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2010	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings, including noncontrolling interests	$214	$51	$52	$232	$(361)	$188
Adjustments:
Equity in net earnings of subsidiaries	(246)	(53)	(63)	—	362	—
Dividends from subsidiaries	204	—	16	—	(220)	—
Other operating activities, net	(61)	(2)	3	334	(1)	273

Net cash provided by (used in) operating activities	111	(4)	8	566	(220)	461

Investing Activities:
Purchases of investments, property and equipment	(3)	—	—	(2,565)	—	(2,568)
Capital contributions to (returns of capital from) subsidiaries	(8)	8	—	—	—	—
Proceeds from maturities and redemptions of investments	—	4	—	993	—	997
Proceeds from sales of investments, property and equipment	—	—	—	941	—	941
Managed investment entities:
Purchases of investments	—	—	—	(394)	—	(394)
Proceeds from sales and redemptions of investments	—	—	—	441	—	441
Other investing activities, net	—	—	—	(124)	—	(124)

Net cash provided by (used in) investing activities	(11)	12	—	(708)	—	(707)

Financing Activities:
Annuity receipts	—	—	—	945	—	945
Annuity surrenders, benefits and withdrawals	—	—	—	(617)	—	(617)
Additional long-term borrowings	—	—	—	30	—	30
Reductions of long-term debt	—	—	—	(6)	—	(6)
Managed investment entities’ retirement of liabilities	—	—	—	(39)	—	(39)
Issuances of Common Stock	11	—	—	—	—	11
Capital contributions from (returns of capital to) parent	—	8	(8)	—	—	—
Repurchases of Common Stock	(151)	—	—	—	—	(151)
Cash dividends paid	(31)	—	—	(220)	220	(31)
Other financing activities, net	(2)	—	—	(3)	—	(5)

Net cash provided by (used in) financing activities	(173)	8	(8)	90	220	137

Net change in cash and cash equivalents	(73)	16	—	(52)	—	(109)
Cash and cash equivalents at beginning of period	197	12	—	911	—	1,120

Cash and cash equivalents at end of period	$124	$28	$—	$859	$—	$1,011

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

FOR THE SIX MONTHS ENDED			AAG	All Other	Consol.
JUNE 30, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings including noncontrolling interests	$231	$16	$27	$284	$(316)	$242
Adjustments:
Equity in net earnings of subsidiaries	(258)	(22)	(37)	—	317	—
Dividends from subsidiaries	189	2	—	—	(191)	—
Other operating activities, net	(23)	2	(4)	276	(1)	250

Net cash provided by (used in) operating activities	139	(2)	(14)	560	(191)	492

Investing Activities:
Purchases of investments, property and equipment	(3)	(1)	—	(1,764)	—	(1,768)
Capital contributions to subsidiaries	(89)	(81)	(65)	—	235	—
Proceeds from maturities and redemptions of investments	—	—	—	903	—	903
Proceeds from sales of investments, property and equipment	3	1	—	801	—	805
Other investing activities, net	—	—	—	17	—	17

Net cash provided by (used in) investing activities	(89)	(81)	(65)	(43)	235	(43)

Financing Activities:
Annuity receipts	—	—	—	670	—	670
Annuity surrenders, benefits and withdrawals	—	—	—	(682)	—	(682)
Additional long-term borrowings	368	—	—	40	—	408
Reductions of long-term debt	(521)	—	—	(4)	—	(525)
Issuances of Common Stock	1	—	—	—	—	1
Capital contributions from parent	—	87	80	68	(235)	—
Cash dividends paid	(30)	—	—	(191)	191	(30)
Other financing activities, net	—	—	—	(104)	—	(104)

Net cash provided by (used in) financing activities	(182)	87	80	(203)	(44)	(262)

Net change in cash and cash equivalents	(132)	4	1	314	—	187
Cash and cash equivalents at beginning of period	160	2	—	1,102	—	1,264

Cash and cash equivalents at end of period	$28	$6	$1	$1,416	$—	$1,451

O.	Subsequent Events AFG is negotiating a reinsurance transaction in which it would cede its unearned premium in certain runoff automotive-related lines of business. If completed, the transaction would reduce AFG’s third quarter property and casualty insurance net written premiums by approximately $105 million. In addition, AFG expects to record third quarter gains in connection with the sale of certain real estate and the termination of a lease by a tenant. The completion of these transactions would result in pretax income aggregating approximately $25 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2

Management’s Discussion and Analysis
of Financial Condition and Results of Operations
INDEX TO MD&A
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of words such as “anticipates”, “believes”, “expects”, “projects”, “estimates”, “intends”, “plans”, “seeks”, “could”, “may”, “should”, “will” or the negative version of those words or other comparable terminology. Such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings and investment activities; recoverability of asset values; expected losses and the adequacy of reserves for asbestos, environmental pollution and mass tort claims; rate changes; and improved loss experience.
Actual results and/or financial condition could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including but not limited to:
•	changes in financial, political and economic conditions, including changes in interest rates and extended economic recessions or expansions;

•	performance of securities markets;

•	AFG’s ability to estimate accurately the likelihood, magnitude and timing of any losses in connection with investments in the non-agency residential mortgage market;

•	new legislation or declines in credit quality or credit ratings that could have a material impact on the valuation of securities in AFG’s investment portfolio, including mortgage-backed securities;

•	the availability of capital;

•	regulatory actions (including changes in statutory accounting rules);

•	changes in legal environment affecting AFG or its customers;

•	tax law and accounting changes;

•	levels of natural catastrophes, terrorist activities (including any nuclear, biological, chemical or radiological events), incidents of war and other major losses;

•	development of insurance loss reserves and establishment of other reserves, particularly with respect to amounts associated with asbestos and environmental claims;

•	availability of reinsurance and ability of reinsurers to pay their obligations;

•	the unpredictability of possible future litigation if certain settlements of current litigation do not become effective;

•	trends in persistency, mortality and morbidity;

•	competitive pressures, including the ability to obtain adequate rates; and

•	changes in AFG’s credit ratings or the financial strength ratings assigned by major ratings agencies to AFG’s operating subsidiaries.
The forward-looking statements herein are made only as of the date of this report. The Company assumes no obligation to publicly update any forward-looking statements.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
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
Net earnings attributable to AFG’s shareholders for the second quarter and first six months of 2010 were $108 million ($.97 per share, diluted) and $214 million ($1.90 per share, diluted), respectively, compared to $127 million ($1.09 per share, diluted) and $231 million ($1.98 per share, diluted) reported in the same periods of 2009. Improved results in the annuity and supplemental insurance group were more than offset by lower underwriting profit in the property and casualty insurance operations resulting from higher weather related losses and lower investment income.
CRITICAL ACCOUNTING POLICIES
Significant accounting policies are summarized in Note A to the financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and thus impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements make accounting policies critical are as follows:
•	the establishment of insurance reserves, especially asbestos and environmental-related reserves,

•	the recoverability of reinsurance,

•	the recoverability of deferred acquisition costs,

•	the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and

•	the valuation of investments, including the determination of “other-than-temporary” impairments.
For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2009 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
LIQUIDITY AND CAPITAL RESOURCES
Ratios AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	June 30,	December 31,
	2010	2009	2008
Long-term debt	$851	$828	$1,030
Total capital (*)	4,783	4,698	4,351
Ratio of debt to total capital:
Including debt secured by real estate	17.8%	17.6%	23.7%
Excluding debt secured by real estate	16.7%	16.4%	22.5%

(*)	Includes long-term debt, noncontrolling interests and shareholders’ equity (excluding unrealized gains (losses) related to fixed maturity investments and appropriated retained earnings related to managed investment entities).
AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.26 for the six months ended June 30, 2010 and 2.58 for the entire year of 2009. Excluding annuity benefits, this ratio was 8.83 and 11.06, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.
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
At June 30, 2010, AFG had no amounts borrowed under its $500 million revolving credit facility, which was scheduled to expire in March 2011. In August 2010, AFG replaced this facility with a three-year, $500 million revolving credit line.
During the first six months of 2010, AFG repurchased 5.6 million shares of its Common Stock for $151 million.
AFG retired the $136 million of 7-1/8% Senior Debentures at maturity in April 2009, using cash on hand. In June 2009, AFG issued $350 million of 9-7/8% Senior Notes due 2019.
Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.
Subsidiary Liquidity Great American Life Insurance Company (“GALIC”), a wholly-owned annuity and supplemental insurance subsidiary, became a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) in the third quarter of 2009. The FHLB makes loans and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds borrowed. GALIC’s $15 million investment in FHLB capital stock at June 30, 2010 is included in other investments at cost. Membership in the FHLB provides the annuity and supplemental insurance operations with a substantial additional source of liquidity. No funds have been borrowed from the FHLB.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
National Interstate, a 52.5%-owned property and casualty insurance subsidiary, can borrow up to $75 million, subject to certain conditions, under an unsecured credit agreement expiring in December 2012. Amounts borrowed bear interest at rates ranging from .45% to .9% (currently .65%) over LIBOR based on National Interstate’s credit rating. There was $45 million outstanding under this agreement at June 30, 2010, including $30 million borrowed in June in connection with the Vanliner acquisition.
The liquidity requirements of AFG’s insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and expenses, payments of dividends and taxes to AFG and contributions of capital to their subsidiaries. Historically, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements without requiring a sale of investments or contributions from AFG. Funds received in excess of cash requirements are generally invested in additional marketable securities. In addition, the insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments.
The excess cash flow of AFG’s property and casualty group allows it to extend the duration of its investment portfolio somewhat beyond that of its claim reserves.
In the annuity business, where profitability is largely dependent on earning a “spread” between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to guaranteed minimums. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products.
AFG believes its insurance subsidiaries maintain sufficient liquidity to pay claims and benefits and operating expenses. In addition, these subsidiaries have sufficient capital to meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Nonetheless, changes in statutory accounting rules, significant declines in the fair value of the insurance subsidiaries’ investment portfolios or significant ratings downgrades on these investments, could create a need for additional capital.
Investments AFG’s investment portfolio at June 30, 2010, contained $18.0 billion in “Fixed maturities” classified as available for sale and $438 million in “Equity securities,” all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $384 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.
Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities (“MBS”), which comprise approximately one-third of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the other two-thirds of AFG’s fixed maturity portfolio, approximately 93% are priced using pricing services and the balance is priced internally or by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
The pricing services use a variety of observable inputs to estimate fair value of fixed maturities that do not trade on a daily basis. Based upon information provided by the pricing services, these inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data, and measures of volatility. Included in the pricing of MBS are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Due to the lack of transparency in the process that brokers use to develop prices, valuations that are based on brokers’ prices are classified as Level 3 in the GAAP hierarchy unless the price can be corroborated, for example, by comparison to similar securities priced using observable inputs.
Data obtained from external sources is reviewed by AFG’s internal investment professionals who ensure the fair value is representative of an exit price and consistent with accounting standards. Prices obtained from a broker or pricing service are adjusted only in cases where they are deemed not to be representative of an appropriate exit price (fewer than 1% of the securities).
In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at June 30, 2010 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$18,334
Pretax impact on fair value of 100 bps increase in interest rates	$(843)
Pretax impact as % of total fixed maturity portfolio	(4.6%)
Approximately 91% of the fixed maturities held by AFG at June 30, 2010, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.
AFG’s $5.7 billion investment in MBS represented approximately one-third of its fixed maturities at June 30, 2010. MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Summarized information for AFG’s MBS (including those classified as trading) at June 30, 2010, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 4 and 5 years, respectively.

					% Rated
	Amortized		Fair Value as	Unrealized	Investment
Collateral type	Cost	Fair Value	% of Cost	Gain (Loss)	Grade
Residential:
Agency-backed	$442	$465	105%	$23	100%
Non-agency prime	2,214	2,225	100	11	84
Alt-A	802	724	90	(78)	55
Subprime	331	302	91	(29)	54
Other	29	31	107	2	52
Commercial	1,852	1,963	106	111	100

	$5,670	$5,710	101%	$40	85%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. Beginning with year-end 2009 reporting of MBS by insurance companies, the NAIC retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for all non-agency residential mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At June 30, 2010, 98% (based on statutory carrying value of $5.5 billion) of AFG’s MBS securities had an NAIC designation of 1 or 2.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2010, is shown in the following table (dollars in millions). Approximately $375 million of available for sale “Fixed maturities” and $49 million of “Equity securities” had no unrealized gains or losses at June 30, 2010.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$14,741	$2,834
Amortized cost of securities	$13,729	$3,126
Gross unrealized gain (loss)	$1,012	$(292)
Fair value as % of amortized cost	107%	91%
Number of security positions	2,896	845
Number individually exceeding $2 million gain or loss	72	12
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$277	$(237)
Banks, savings and credit institutions	78	(17)
States and municipalities	69	(6)
Gas and electric services	138	(2)
Percentage rated investment grade	96%	69%

Equity Securities
Fair value of securities	$313	$76
Cost of securities	$123	$87
Gross unrealized gain (loss)	$190 (*)	$(11)
Fair value as % of cost	254%	87%
Number of security positions	51	48
Number individually exceeding $2 million gain or loss	3	1

(*)	Includes $161 million on AFG’s investment in Verisk Analytics, Inc.
The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2010, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	3%	1%
After one year through five years	30	20
After five years through ten years	34	16
After ten years	7	7

	74	44
Mortgage-backed securities (average life of approximately four years)	26	56

	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
Fixed Maturities at June 30, 2010	Value	Gain (Loss)	Basis

Securities with unrealized gains:
Exceeding $500,000 (614 issues)	$7,725	$725	110%
$500,000 or less (2,282 issues)	7,016	287	104

	$14,741	$1,012	107%

Securities with unrealized losses:
Exceeding $500,000 (184 issues)	$1,051	$(204)	84%
$500,000 or less (661 issues)	1,783	(88)	95

	$2,834	$(292)	91%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
Securities with Unrealized	Fair	Unrealized	% of Cost
Losses at June 30, 2010	Value	Loss	Basis

Investment grade fixed maturities with losses for:
Less than one year (204 issues)	$1,000	$(29)	97%
One year or longer (264 issues)	949	(109)	90

	$1,949	$(138)	93%

Non-investment grade fixed maturities with losses for:
Less than one year (129 issues)	$265	$(12)	96%
One year or longer (248 issues)	620	(142)	81

	$885	$(154)	85%

Common equity securities with losses for:
Less than one year (26 issues)	$29	$(2)	94%
One year or longer (2 issues)	2	—	86

	$31	$(2)	94%

Perpetual preferred equity securities with losses for:
Less than one year (6 issues)	$5	$—	98%
One year or longer (14 issues)	40	(9)	82

	$45	$(9)	83%

When a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors as detailed in AFG’s 2009 Form 10-K under Management’s Discussion and Analysis — “Investments.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Based on its analysis, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability and intent to hold the securities until they recover in value and, at June 30, 2010, had no intent to sell them. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.
Uncertainties Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2009 Form 10-K.
Asbestos and Environmental Reserve Review During the second quarter of 2010, AFG completed the previously announced in-depth internal review of its asbestos and environmental (“A&E”) exposures relating to the run-off operations of its property and casualty group and its exposures related to former railroad and manufacturing operations and sites. Previous studies have been completed with the assistance of outside actuarial and engineering firms and specialty outside counsel every two years with an in-depth internal review during the intervening years. This year’s internal review resulted in an increase of $8 million to A&E reserves. During the course of this review, there were no newly identified emerging trends or issues that management believes significantly impact the overall adequacy of AFG’s A&E reserves.
At June 30, 2010, the property and casualty group’s A&E reserves were $360 million, net of reinsurance recoverables. At that date, AFG’s three year survival ratio for property and casualty exposures was 9.6 times paid losses for the asbestos reserves and 8.5 times paid losses for the total A&E reserves. These ratios compare favorably with industry data published by Conning Research and Consulting, Inc. in May 2010, which indicate that industry survival ratios were 8.2 for asbestos and 7.7 for total industry A&E reserves at December 31, 2009. The survival ratio, which is often used by industry analysts to compare A&E reserves strength across companies, is a measure of the number of years that it would take to pay the amount of the current reserves based on the average paid losses over the preceding three years.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
MANAGED INVESTMENT ENTITIES
Beginning January 1, 2010, new accounting standards require AFG to consolidate its investments in six collateralized loan obligation (“CLO”) entities that it manages and owns an interest in (in the form of debt). See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities.” The effect of consolidating these entities is shown in the tables below (in millions). The “Before CLO Consolidation” columns include AFG’s investment and earnings in the CLOs on an unconsolidated basis, which would be comparable to periods prior to adopting the new standards.
CONDENSED CONSOLIDATING BALANCE SHEET

		Managed
	Before CLO	Investment	Consol.		Consolidated
	Consolidation	Entities	Entries		As Reported
June 30, 2010
Assets:
Cash and other investments	$20,938	$—	$(11	)(a)	$20,927
Assets of managed investment entities	—	2,432	—		2,432
Other assets	7,167	—	—		7,167

	$28,105	$2,432	$(11)		$30,526

Liabilities:
Unpaid losses, loss adjustment expenses and unearned premiums	$7,625	$—	$—		$7,625
Annuity, life, accident and health benefits and reserves	13,526	—	—		13,526
Liabilities of managed investment entities	—	2,220	(11	)(a)	2,209
Long-term debt and other liabilities	2,735	—	—		2,735

	23,886	2,220	(11)		26,095

Shareholders’ Equity:
Common Stock and Capital surplus	1,299	—	—		1,299
Retained earnings:
Appropriated — managed investment entities	—	212	—		212
Unappropriated	2,376	—	—		2,376
Accumulated other comprehensive income	398	—	—		398

	4,073	212	—		4,285
Noncontrolling interests	146	—	—		146

	4,219	212	—		4,431

	$28,105	$2,432	$(11)		$30,526

(a)	Elimination of the fair value of AFG’s investment in CLOs.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

		Managed
	Before CLO	Investment	Consol.		Consol. As
	Consolidation(a)	Entities	Entries		Reported
Three months ended June 30, 2010
Revenues:
Insurance premiums	$685	$—	$—		$685
Investment income	294	—	—		294
Realized gains (losses) on securities	14	—	(3	)(b)(c)	11
Income (loss) of managed investment entities:
Investment income	—	23	—		23
Loss on change in fair value of assets/liabilities	—	(16)	1	(b)	(15)
Other income	58	—	(4	)(c)	54

	1,051	7	(6)		1,052
Costs and Expenses:
Insurance benefits and expenses	774	—	—		774
Expenses of managed investment entities	—	20	(6	)(c)	14
Interest on borrowed money and other expenses	106	—	—		106

	880	20	(6)		894

Operating earnings before income taxes	171	(13)	—		158
Provision for income taxes	58	—	—		58

Net earnings, including noncontrolling interests	113	(13)	—		100
Less: Net earnings (loss) attributable to noncontrolling interests	5	—	(13	)(d)	(8)

Net Earnings Attributable to Shareholders	$108	$(13)	$13		$108

Six months ended June 30, 2010
Revenues:
Insurance premiums	$1,379	$—	$—		$1,379
Investment income	589	—	—		589
Realized gains (losses) on securities	22	—	(7	)(b)(c)	15
Income (loss) of managed investment entities:
Investment income	—	45	—		45
Loss on change in fair value of assets/liabilities	—	(45)	5	(b)	(40)
Other income	106	—	(8	)(c)	98

	2,096	—	(10)		2,086
Costs and Expenses:
Insurance benefits and expenses	1,535	—	—		1,535
Expenses of managed investment entities	—	33	(10	)(c)	23
Interest on borrowed money and other expenses	223	—	—		223

	1,758	33	(10)		1,781

Operating earnings before income taxes	338	(33)	—		305
Provision for income taxes	117	—	—		117

Net earnings, including noncontrolling interests	221	(33)	—		188
Less: Net earnings (loss) attributable to noncontrolling interests	7	—	(33	)(d)	(26)

Net Earnings Attributable to Shareholders	$214	$(33)	$33		$214

(a)	Includes $3 million and $7 million for the second quarter and six months of 2010 in realized gains representing the change in fair value of AFG’s CLO investments plus $4 million and $8 million for the same 2010 periods in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs.

(c)	Elimination of management fees earned by AFG and distributions received on AFG’s CLO investments.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS
General Results of operations as shown in the accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
AFG reported operating earnings before income taxes of $158 million for the second quarter of 2010 compared to $206 million for the 2009 second quarter. Results for the second quarter of 2010 include (i) $13 million in losses of managed investment entities attributable to noncontrolling interests, (ii) $11 million in realized gains on securities, compared to $15 million in the second quarter of 2009, (iii) a $44 million decline in Specialty property and casualty underwriting results, and (iv) a $4 million improvement in the annuity and supplemental insurance operating results.
Six month pretax operating earnings decreased $69 million in 2010 compared to the 2009 period reflecting (i) a $72 million decline in Specialty property and casualty underwriting results, (ii) $33 million in losses of managed investment entities attributable to noncontrolling interest, (iii) $15 million in realized gains on securities, compared to realized losses of $26 million in the first six months of 2009 and (iv) a $9 million improvement in the annuity and supplemental insurance operating results.
Property and Casualty Insurance — Underwriting AFG reports its Specialty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial. Due to the decreasing size of the California workers’ compensation business, this former sub-segment is included in Specialty casualty.
Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company’s performance. See Note C — “Segments of Operations” for the detail of AFG’s operating profit by significant business segment.
Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses, loss adjustment expenses, underwriting expenses and policyholder dividends to premiums. A combined ratio under 100% indicates an underwriting profit. The combined ratio does not reflect investment income, other income or federal income taxes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Premiums, combined ratios and prior year development for AFG’s property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross Written Premiums
Property and transportation	$364	$361	$641	$677
Specialty casualty	316	352	663	721
Specialty financial	128	137	250	272
Other	3	—	1	(2)

	$811	$850	$1,555	$1,668

Net Written Premiums
Property and transportation	$246	$224	$462	$426
Specialty casualty	211	233	449	481
Specialty financial	104	114	202	233
Other	14	18	28	34

	$575	$589	$1,141	$1,174

Combined Ratios
Property and transportation	96.0%	88.2%	90.5%	83.0%
Specialty casualty	89.5	84.2	90.5	82.7
Specialty financial	74.0	58.7	78.8	74.1
Total Specialty	88.1	81.6	87.5	81.7
Aggregate (including discontinued lines)	89.1%	82.3%	88.4%	82.0%

Favorable (Unfavorable) Prior Year Development
Property and transportation	$15	$11	$24	$39
Specialty casualty	31	34	50	66
Specialty financial	13	40	23	41
Other specialty	3	(5)	10	(2)

	62	80	107	144
Other (primarily asbestos and environmental charges)	(5)	(3)	(11)	(4)

	$57	$77	$96	$140

The overall decreases in gross and net written premiums in the second quarter and first six months of 2010 were the result of soft market conditions and competitive pressures, depressed economic conditions and lower spring commodity prices. The decreases in net written premiums were partially offset by higher levels of retained crop premium as cessions under the crop quota share agreement returned to historical levels (approximately 50%). Excluding crop operations, gross and net written premiums decreased 6% in the first six months of 2010 compared to the same period of 2009. Overall average renewal rates for the first six months of 2010 were flat when compared with the same period of last year.
The Specialty insurance operations generated underwriting profits of $68 million and $145 million in the second quarter and first six months of 2010, compared to $112 million and $217 million for the same periods of 2009. The reduced profit in the second quarter of 2010 is primarily the result of $34 million (6 points on the combined ratio) in catastrophe losses compared to $11 million (2 points) in the 2009 second quarter. Favorable reserve development was $62 million (11 points) in the second quarter of 2010 compared to $80 million (13 points) in the 2009 second quarter. The reduced profit in the first six months of 2010 compared to 2009 reflects a $31 million increase in catastrophe losses and a $37 million decrease in favorable prior year reserve development.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Property and transportation gross written premiums for the second quarter and first six months of 2010 were impacted by a competitive pricing environment as well as lower spring commodity prices that have the effect of lowering the crop premium volume. Net written premiums increased for the second quarter and first six months of 2010 due primarily to higher levels of retained crop premium as cessions under the crop reinsurance agreement returned to historical levels. Excluding crop, this group’s net written premiums for the first six months of 2010 decreased by 1% from the comparable prior year period. This group reported an underwriting profit of $8 million in the second quarter of 2010, compared to $26 million in the second quarter of 2009. The decrease is largely attributable to a $22 million increase in catastrophe losses due primarily to hail storms in Oklahoma during the month of May. Increased favorable reserve development partially offset the higher catastrophe losses. Underwriting profit in the first six months of 2010 decreased approximately $34 million from the comparable 2009 period.
Specialty casualty gross and net written premiums decreased for the second quarter and first six months of 2010 due primarily to a soft pricing environment and competitive market conditions in the excess and surplus markets and California workers’ compensation businesses. Volume reductions resulting from decreased demand for general liability coverages in the homebuilders market contributed to these declines. Growth in the Marketform, executive liability and environmental operations partially offset these declines. This group reported an underwriting profit of $23 million in the second quarter of 2010, compared to $38 million in the second quarter of 2009. Underwriting profit in the first six months of 2010 decreased approximately $37 million from the comparable 2009 period. Both periods include the results of the California Workers’ Compensation business, which was previously reported as a separate operating group. Lower underwriting results in the general liability operations, (primarily those that serve the homebuilders industry), excess and surplus lines and the California workers’ compensation businesses were offset somewhat by improvements in the executive liability and targeted markets operations. Many businesses in this group produced strong underwriting profit margins, but at lower levels than in 2009.
Specialty financial gross and net written premiums decreased for the second quarter and first six months of 2010 compared to 2009 due to economic conditions affecting the automotive industry and a decision to exit certain automotive lines of business during 2009. This group reported an underwriting profit of $33 million in the second quarter of 2010 compared to $54 million in the same 2009 period. Improvements in used car sales prices resulted in $13 million in favorable reserve development in this group’s automobile residual value insurance “RVI” business, compared to $39 million of favorable development in the second quarter of 2009. The remaining $23 million of Canadian RVI reserves relate to leases that terminate through the end of 2010. Specialty Financial underwriting profits were $54 million for the six month period, compared to $67 million in the same 2009 period. All other lines of business in this group produced underwriting profits, but at lower levels than the prior year.
Annuity and Supplemental Insurance Operations Operating earnings before income taxes of the annuity and supplemental insurance segment increased $4 million (10%) and $9 million (11%) from the comparable 2009 second quarter and six months, respectively, due primarily to higher earnings in the fixed annuity and supplemental insurance operations, partially offset by lower earnings in the variable annuity operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Statutory Annuity Premiums The following table summarizes AFG’s annuity sales (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
403(b) Fixed and Indexed Annuities:
First Year	$9	$19	$20	$35
Renewal	45	39	87	75
Single Sum	26	35	51	72

Subtotal	80	93	158	182

Non-403(b) Indexed Annuities	151	82	283	174
Non-403(b) Fixed Annuities	167	70	269	111
Bank Fixed Annuities	142	133	196	151
Variable Annuities	19	25	39	51

Total Annuity Premiums	$559	$403	$945	$669

The increase in annuity premiums for the second quarter and first six months of 2010 compared to the same periods in 2009 reflects increased sales of indexed and traditional fixed annuities in the non-403(b) single premium market and increased sales of traditional fixed annuities through the bank distribution channel, partially offset by lower overall sales of 403(b) annuities.
Life, Accident and Health Premiums and Benefits The following table summarizes AFG’s life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Premiums
Supplemental insurance operations
First year	$17	$21	$38	$40
Renewal	90	83	177	165
Life operations (in run-off)	6	6	13	14

	$113	$110	$228	$219

Benefits
Supplemental insurance operations	$83	$81	$169	$159
Life operations (in run-off)	10	10	20	23

	$93	$91	$189	$182

Investment Income The $5 million and $10 million decreases in investment income for the second quarter and first six months of 2010, respectively, compared to the same periods in 2009 reflects lower yields on fixed maturity investments partially offset by higher average invested assets. Investment income includes $18 million and $44 million in the second quarter and first six months of 2010 and $32 million and $68 million in the second quarter and first six months of 2009 of interest income earned on interest-only and similar MBS, primarily non-agency interest-only securities with interest rates that float inversely with short-term rates.
Since January 1, 2009, the amortized cost of AFG’s portfolio of non-agency residential MBS decreased $748 million due primarily to paydowns. As these securities paid down, proceeds were reinvested principally in high quality corporate bonds, highly rated commercial mortgage-backed securities and municipal bonds, placing downward pressure on AFG’s investment portfolio yield.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Realized Gains (Losses) on Securities Net realized gains (losses) on securities consisted of the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Realized gains (losses) before impairments:
Disposals	$26	$17	$45	$22
Change in the fair value of derivatives	3	57	12	95
Adjustments to annuity deferred policy acquisition costs and related items	(2)	(8)	(5)	(16)

	27	66	52	101

Impairment charges:
Securities	(23)	(70)	(53)	(173)
Adjustments to annuity deferred policy acquisition costs and related items	7	19	16	46

	(16)	(51)	(37)	(127)

	$11	$15	$15	$(26)

The change in fair value of derivatives includes net gains of $9 million and $26 million in the second quarter and first six months of 2010 and $61 million and $97 million in the second quarter and first six months of 2009 from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note F — “Derivatives.”
Other Income The $6 million and $25 million decreases in other income for the second quarter and first six months of 2010, respectively, compared to the 2009 periods reflect a decline in income from AFG’s warranty business and lower fee income in certain other businesses.
Annuity Benefits Annuity benefits reflect amounts accrued on annuity policyholders’ funds accumulated. On deferred annuities (annuities in the accumulation phase), interest is generally credited to policyholders’ accounts at their current stated interest rates. Furthermore, for “two-tier” deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), additional reserves are accrued for (i) persistency and premium bonuses and (ii) excess benefits expected to be paid for future deaths and annuitizations. The $15 million increase in annuity benefits in the second quarter of 2010 compared to the 2009 quarter reflects the impact of lower interest rates and poor stock market performance on the fair value of the derivatives related to the indexed annuity business, as well as growth in the fixed annuity business.
Changes in investment yields, crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect these additional reserves and could result in charges (or credits) to earnings in the period the projections are modified.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Annuity and Supplemental Insurance Acquisition Expenses Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and life business deferred policy acquisition costs (“DPAC”) as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired (“PVFP”). The $8 million increase in annuity and supplemental insurance acquisition expenses for the second quarter of 2010 compared to the 2009 quarter reflects the impact of poor stock market performance on variable annuities, as well as growth in the fixed annuity business, partially offset by the impact of changes in the fair value of derivatives related to the indexed annuity business.
The vast majority of the annuity and supplemental insurance group’s DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.
Interest Charges on Borrowed Money Interest expense increased $5 million (38%) during the second quarter and $7 million (24%) during the first six months of 2010 compared to the same periods of 2009 as the impact of the June 2009 issuance of $350 million in 9-7/8% Senior Notes more than offset the effect of lower average indebtedness.
Other Operating and General Expenses The $45 million decrease in the second quarter of 2010 compared to the 2009 quarter reflects the 2009 sale of a small subsidiary, lower expenses in AFG’s warranty business due to the runoff of certain products, lower expenses related to extra-contractual obligations in the property and casualty business and reduced expense associated with the Company stock portion of certain employee retirement plans.
RECENT ACCOUNTING STANDARDS
New accounting standards implemented in 2010, are discussed in Note A — “Accounting Policies” under the following subheadings.

Accounting Standard	Note A Reference

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities	Managed Investment Entities

Fair Value Measurements and Disclosures	Fair Value Measurements

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 3
Quantitative and Qualitative Disclosure of Market Risk
As of June 30, 2010, there were no material changes to the information provided in Item 7A - “Quantitative and Qualitative Disclosure of Market Risk” of AFG’s 2009 Form 10-K.
ITEM 4
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2010 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.
In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, AFG’s internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its common stock during the first six months of 2010 as follows:

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	That May
	Number	Average	Part of Publicly	Yet be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	Or Programs (a)

First Quarter	2,911,834	$25.76	2,911,834	5,055,431

April	43,300	$28.78	43,300	5,012,131

May	1,763,094	$27.70	1,763,094	3,249,037

June	924,127	$28.00	924,127	2,324,910

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in November 2009 and February 2010. In February 2010, AFG’s Board of Directors authorized the repurchase of five million additional shares.
ITEM 6
Exhibits

Number		Exhibit Description

12		Computation of ratios of earnings to fixed charges.

31	(a)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

31	(c)	Certification of the Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

32		Certification of the Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002.

101		The following financial information from American Financial Group’s Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheet

(ii) Consolidated Statement of Earnings

(iii) Consolidated Statement of Changes in Equity

(iv) Consolidated Statement of Changes in Cash Flows

(v) Notes to Consolidated Financial Statements, tagged as blocks of text

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

American Financial Group, Inc.
August 9, 2010	BY:	/s/ Keith A. Jensen
Keith A. Jensen
Senior Vice President (principal financial and accounting officer)