Form 10-Q
period 2010-09-30
AMERICAN FINANCIAL GROUP INC
filed 2010-11-08
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the Registrant is a shell company. Yes ☐ No ☑
As of November 1, 2010, there were 107,755,778 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

Page

Part I — Financial Information

Item 1 — Financial Statements:

Consolidated Balance Sheet	2

Consolidated Statement of Earnings	3

Consolidated Statement of Changes in Equity	4

Consolidated Statement of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3 — Quantitative and Qualitative Disclosure of Market Risk	49

Item 4 — Controls and Procedures	49

Part II — Other Information

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6 — Exhibits	50

Signatures	51

Exhibit 12
Exhibit 31 (a)
Exhibit 31 (b)
Exhibit 31 (c)
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars In Millions)

	September 30,	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$1,140	$1,120
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $18,237 and $16,730)	19,454	16,823
Fixed maturities, trading at fair value	385	372
Equity securities, at fair value (cost — $409 and $228)	581	411
Mortgage loans	492	376
Policy loans	267	276
Real estate and other investments	404	413

Total cash and investments	22,723	19,791

Recoverables from reinsurers	2,949	3,279
Prepaid reinsurance premiums	536	381
Agents’ balances and premiums receivable	773	554
Deferred policy acquisition costs	1,154	1,570
Assets of managed investment entities	2,491	—
Other receivables	655	774
Variable annuity assets (separate accounts)	573	549
Other assets	599	577
Goodwill	186	208

Total assets	$32,639	$27,683

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$6,434	$6,412
Unearned premiums	1,743	1,568
Annuity benefits accumulated	12,476	11,335
Life, accident and health reserves	1,643	1,603
Payable to reinsurers	446	462
Liabilities of managed investment entities	2,271	—
Long-term debt	954	828
Variable annuity liabilities (separate accounts)	573	549
Other liabilities	1,370	1,007

Total liabilities	27,910	23,764

Shareholders’ Equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 107,739,128 and 113,386,343 shares outstanding	108	113
Capital surplus	1,190	1,231
Retained Earnings:
Appropriated — managed investment entities	208	—
Unappropriated	2,464	2,274
Accumulated other comprehensive income, net of tax	607	163

Total shareholders’ equity	4,577	3,781

Noncontrolling interests	152	138

Total equity	4,729	3,919

Total liabilities and equity	$32,639	$27,683

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Property and casualty insurance premiums	$736	$622	$1,887	$1,809
Life, accident and health premiums	112	112	340	331
Investment income	296	301	885	900
Realized gains (losses) on:
Securities (*)	57	9	72	(17)
Subsidiaries	(22)	(5)	(22)	(5)
Income (loss) of managed investment entities:
Investment income	23	—	68	—
Loss on change in fair value of assets/liabilities	(4)	—	(44)	—
Other income	57	54	155	177

Total revenues	1,255	1,093	3,341	3,195

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	446	296	1,052	846
Commissions and other underwriting expenses	222	218	633	643
Annuity benefits	114	112	340	323
Life, accident and health benefits	90	86	279	268
Annuity and supplemental insurance acquisition expenses	47	38	150	136
Interest charges on borrowed money	21	19	57	48
Expenses of managed investment entities	15	—	38	—
Other operating and general expenses	92	121	279	354

Total costs and expenses	1,047	890	2,828	2,618

Operating earnings before income taxes	208	203	513	577
Provision for income taxes	82	72	199	204

Net earnings, including noncontrolling interests	126	131	314	373
Less: Net earnings (loss) attributable to noncontrolling interests	(6)	4	(32)	15

Net Earnings Attributable to Shareholders	$132	$127	$346	$358

Earnings Attributable to Shareholders per Common Share:
Basic	$1.22	$1.10	$3.14	$3.09

Diluted	$1.21	$1.09	$3.11	$3.07

Average number of Common Shares:
Basic	108.2	116.1	110.1	115.8
Diluted	109.5	117.2	111.4	116.9

Cash dividends per Common Share	$.1375	$.13	$.4125	$.39
(*) Consists of the following:

Realized gains before impairments	$68	$35	$120	$136

Losses on securities with impairment	(8)	(47)	(42)	(301)
Non-credit portion recognized in other comprehensive income (loss)	(3)	21	(6)	148

Impairment charges recognized in earnings	(11)	(26)	(48)	(153)

Total realized gains (losses) on securities	$57	$9	$72	$(17)

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
		Common Stock			Accum.		Noncon-
	Common	and Capital	Retained Earnings		Other Comp		trolling	Total
	Shares	Surplus	Appro.	Unappro.	Inc.(Loss)	Total	Interests	Equity
Balance at December 31, 2009	113,386,343	$1,344	$—	$2,274	$163	$3,781	$138	$3,919

Cumulative effect of accounting change		—	245	4	(4)	245	—	245
Net earnings	—	—	—	346	—	346	(32)	314
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	440	440	6	446
Change in foreign currency translation	—	—	—	—	7	7	2	9
Change in unrealized pension and other postretirement benefits	—	—	—	—	1	1	—	1

Total comprehensive income						794	(24)	770

Allocation of losses of managed investment entities	—	—	(37)	—	—	(37)	37	—

Dividends on Common Stock	—	—	—	(46)	—	(46)	—	(46)
Shares issued:
Exercise of stock options	1,312,149	27	—	—	—	27	—	27
Other benefit plans	388,094	6	—	—	—	6	—	6
Dividend reinvestment plan	12,652	—	—	—	—	—	—	—
Stock-based compensation expense	—	9	—	—	—	9	—	9
Shares acquired and retired	(7,360,110)	(87)	—	(114)	—	(201)	—	(201)
Other	—	(1)	—	—	—	(1)	1	—

Balance at September 30, 2010	107,739,128	$1,298	$208	$2,464	$607	$4,577	$152	$4,729

Balance at December 31, 2008	115,599,169	$1,351	$—	$1,842	$(703)	$2,490	$112	$2,602

Cumulative effect of accounting change	—	—	—	17	(17)	—	—	—
Net earnings	—	—	—	358	—	358	15	373
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	827	827	7	834
Change in foreign currency translation	—	—	—	—	14	14	1	15
Change in unrealized pension and other postretirement benefits	—	—	—	—	1	1	—	1

Total comprehensive income						1,200	23	1,223

Dividends on Common Stock	—	—	—	(45)	—	(45)	—	(45)
Shares issued:
Exercise of stock options	903,133	16	—	—	—	16	—	16
Other benefit plans	190,629	2	—	—	—	2	—	2
Dividend reinvestment plan	16,589	—	—	—	—	—	—	—
Stock-based compensation expense	—	8	—	—	—	8	—	8
Shares exchanged in option exercises	(175,530)	(2)	—	(2)	—	(4)	—	(4)
Other	—	3	—	—	—	3	(3)	—

Balance at September 30, 2009	116,533,990	$1,378	$—	$2,170	$122	$3,670	$132	$3,802

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended
	September 30,
	2010	2009
Operating Activities:
Net earnings, including noncontrolling interests	$314	$373
Adjustments:
Depreciation and amortization	141	155
Annuity benefits	340	323
Realized (gains) losses on investing activities	(57)	26
Net purchases of trading securities	(2)	(25)
Deferred annuity and life policy acquisition costs	(157)	(128)
Change in:
Reinsurance and other receivables	256	188
Other assets	13	85
Insurance claims and reserves	(195)	(335)
Payable to reinsurers	(24)	142
Other liabilities	101	(44)
Other operating activities, net	51	1

Net cash provided by operating activities	781	761

Investing Activities:
Purchases of:
Fixed maturities	(3,737)	(3,245)
Equity securities	(183)	(20)
Mortgage loans	(143)	(9)
Real estate, property and equipment	(62)	(49)
Subsidiaries	(128)	(5)
Proceeds from:
Maturities and redemptions of fixed maturities	1,474	1,388
Repayments of mortgage loans	35	6
Sales of fixed maturities	1,215	1,504
Sales of equity securities	10	41
Sales of real estate, property and equipment	3	1
Change in securities lending collateral	—	48
Managed investment entities:
Purchases of investments	(617)	—
Proceeds from sales and redemptions of investments	658	—
Cash and cash equivalents of businesses acquired	95	—
Other investing activities, net	6	(65)

Net cash used in investing activities	(1,374)	(405)

Financing Activities:
Annuity receipts	1,661	1,092
Annuity surrenders, benefits and withdrawals	(914)	(986)
Additional long-term borrowings	158	526
Reductions of long-term debt	(36)	(682)
Managed investment entities’ retirement of liabilities	(42)	—
Change in securities lending obligation	—	(95)
Issuances of Common Stock	27	13
Repurchases of Common Stock	(201)	—
Cash dividends paid on Common Stock	(46)	(45)
Other financing activities, net	6	(8)

Net cash provided by (used in) financing activities	613	(185)

Net Change in Cash and Cash Equivalents	20	171

Cash and cash equivalents at beginning of period	1,120	1,264

Cash and cash equivalents at end of period	$1,140	$1,435

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO NOTES
A. Accounting Policies

B. Acquisition of Subsidiary

C. Segments of Operations

D. Fair Value Measurements

E. Investments

F. Derivatives

G. Deferred Policy Acquisition Costs

H. Managed Investment Entities

I. Goodwill and Intangible Assets

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
Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2010, and prior to the filing date of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.
Fair Value Measurements Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Except for the impairment of goodwill discussed in Note I, AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in the first nine months of 2010.
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
AFG has elected the fair value option for reporting on the CLO assets and liabilities to improve the transparency of financial reporting related to the CLOs. The net gain or loss from accounting for the CLO assets and liabilities at fair value subsequent to January 1, 2010, is separately presented in AFG’s Statement of Earnings. CLO earnings attributable to AFG’s shareholders represent the change in fair value of AFG’s investments in the CLOs and management fees earned. As further detailed in Note H - “Managed Investment Entities,” all other CLO earnings (losses) are not attributable to AFG’s shareholders and will ultimately inure to the benefit of the other CLO debt holders. As a result, such CLO earnings (losses) are included in “net earnings (loss) attributable to noncontrolling interests” in AFG’s Statement of Earnings and in appropriated retained earnings — managed investment entities in the Balance Sheet. As the CLOs approach maturity (2016 to 2022), it is expected that losses attributable to noncontrolling interests will reduce appropriated retained earnings towards zero as the fair values of the assets and liabilities converge and the CLO assets are used to pay the CLO debt.

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
Stock-Based Compensation All share-based grants are recognized as compensation expense over their vesting periods based on their calculated “fair value” at the date of grant. AFG uses the Black-Scholes pricing model to measure the fair value of employee stock options. See Note K - “Shareholders’ Equity” for further information on stock options.
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
Earnings Per Share Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: third quarter 2010 and 2009 — 1.3 million and 1.1 million; first nine months of 2010 and 2009 — 1.3 million and 1.1 million, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: third quarter 2010 and 2009 — 3.1 million and 4.6 million; first nine months of 2010 and 2009 — 4.0 million and 6.0 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2010 and 2009 periods.
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
B.	Acquisition of Subsidiary In July 2010, National Interstate (“NATL”), a 52.5%-owned subsidiary of AFG, completed the acquisition of Vanliner Group, Inc., a subsidiary of UniGroup, Inc. for $128 million in cash, which was based on Vanliner’s estimated tangible book value at the date of closing and is subject to certain adjustments. The purchase price is subject to a four and one-half-year balance sheet guarantee whereby both favorable and unfavorable balance sheet developments inure to UniGroup. The preliminary allocation of the purchase price based on the estimated fair value of the assets and liabilities is subject to change upon finalizing valuations. NATL funded the acquisition primarily with cash on hand. Vanliner wrote approximately $104 million of gross premiums in 2009 in the moving and storage industry.
C.	Segments of Operations AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity and supplemental insurance and (iii) other, which includes holding company costs and operations of the managed investment entities.
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
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$407	$239	$832	$676
Specialty casualty	224	237	661	692
Specialty financial	92	127	347	388
Other	13	19	47	53

	736	622	1,887	1,809
Investment income	80	102	257	313
Realized gains	46	17	69	41
Other	13	26	49	87

	875	767	2,262	2,250
Annuity and supplemental insurance:
Investment income	215	195	625	585
Life, accident and health premiums	112	112	340	331
Realized losses	(11)	(13)	(19)	(63)
Other	23	26	81	88

	339	320	1,027	941
Other	41	6	52	4

	$1,255	$1,093	$3,341	$3,195

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$41	$47	$81	$121
Specialty casualty	(13)	27	29	106
Specialty financial	36	29	91	96
Other	4	6	13	3
Other lines	—	(1)	(12)	(6)

	68	108	202	320
Investment and other operating income	67	80	229	253
Realized gains	46	17	69	41

	181	205	500	614
Annuity and supplemental insurance:
Operations	58	46	148	127
Realized losses	(11)	(13)	(19)	(63)

	47	33	129	64
Other (*)	(20)	(35)	(116)	(101)

	$208	$203	$513	$577

(*)	The third quarter and first nine months of 2010 include $8 million and $23 million, respectively, in earnings from managed investment entities attributable to AFG shareholders and $4 million and $37 million, respectively, in losses of managed investment entities attributable to noncontrolling interests.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
D.	Fair Value Measurements Accounting standards for measuring fair value are based on inputs used in estimating fair value. The three levels of the hierarchy are as follows:
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured at fair value are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2010
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$264	$259	$—	$523
States, municipalities and political subdivisions	—	2,532	21	2,553
Foreign government	—	308	—	308
Residential MBS	—	3,646	292	3,938
Commercial MBS	—	2,092	5	2,097
All other corporate	10	9,573	452	10,035

Total AFS fixed maturities	274	18,410	770	19,454

Trading fixed maturities	—	384	1	385
Equity securities	402	158	21	581
Assets of managed investment entities (“MIE”)	122	2,327	42	2,491
Variable annuity assets (separate accounts) (a)	—	573	—	573
Other investments	—	65	—	65

Total assets accounted for at fair value	$798	$21,917	$834	$23,549

Liabilities:
Liabilities of managed investment entities	$72	$—	$2,199	$2,271
Derivatives embedded in annuity benefits accumulated	—	—	170	170

Total liabilities accounted for at fair value	$72	$—	$2,369	$2,441

December 31, 2009
Assets:
Fixed maturities:
Available for sale	$371	$15,683	$769	$16,823
Trading	—	371	1	372
Equity securities	197	189	25	411
Variable annuity assets (separate accounts) (a)	—	549	—	549
Other investments	—	85	—	85

Total assets accounted for at fair value	$568	$16,877	$795	$18,240

Liabilities:
Derivatives embedded in annuity benefits accumulated	$—	$—	$113	$113

(a)	Variable annuity liabilities equal the fair value of annuity assets.
During the third quarter of 2010, there were no significant transfers between Level 1 and Level 2. Approximately 4% of the total assets measured at fair value on September 30, 2010, were Level 3 assets. Approximately 36% of these assets were MBS whose fair values were determined primarily using non-binding broker quotes; the balance was primarily private placement debt securities whose fair values were determined internally using significant unobservable inputs, including the evaluation of underlying collateral and issuer creditworthiness, as well as certain Level 2 inputs such as comparable yields and multiples on similar publicly traded issues. The fair values of the liabilities of managed investment entities were determined using non-binding broker quotes, which were reviewed by AFG’s internal investment professionals.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities during the third quarter and first nine months of 2010 and 2009 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total
		realized/unrealized
		Gains (losses)
		included in
			Other	Purchases,
	Balance at		comp.	sales,	Transfer	Transfer	Balance at
	June 30,	Net	income	issuances and	into	out of	September 30,
	2010	income	(loss)	settlements	Level 3	Level 3	2010
AFS fixed maturities:
State and municipal	$21	$—	$—	$—	$—	$—	$21
Residential MBS	326	4	11	5	7	(61)	292
Commercial MBS	6	(1)	—	—	—	—	5
All other corporate	426	—	7	14	27	(22)	452
Trading fixed maturities	1	—	—	—	—	—	1
Equity securities	24	—	—	—	—	(3)	21
Assets of MIE	46	—	—	(4)	—	—	42
Liabilities of MIE	(2,152)	(51)	—	4	—	—	(2,199)
Embedded derivatives	(128)	(26)	—	(16)	—	—	(170)

		Total
		realized/unrealized
		gains (losses)
	Balance at	included in		Purchases,	Transfer	Balance at
	June 30,		Other comp.	sales, issuances	out of	September 30,
	2009	Net income	income (loss)	and settlements	Level 3	2009
AFS fixed maturities	$712	$5	$68	$185	$(313)	$657
Trading fixed maturities	5	—	—	—	(4)	1
Equity securities	26	(2)	—	—	—	24
Other assets	—	—	—	—	—	—
Embedded derivatives	(93)	(23)	—	5	—	(111)

			Total
			realized/unrealized
			gains (losses)
			included in
		Consolidate		Other	Purchases,
	Balance at	Managed		comp.	sales,	Transfer	Transfer	Balance at
	Dec. 31,	Inv.	Net	income	issuances and	into	out of	September 30,
	2009	Entities	income	(loss)	settlements	Level 3	Level 3	2010
AFS fixed maturities:
State and municipal	$23	$—	$—	$1	$(3)	$17	$(17)	$21
Residential MBS	435	—	6	22	11	9	(191)	292
Commercial MBS	—	—	(1)	—	6	—	—	5
All other corporate	311	(6)	(12)	15	101	96	(53)	452
Trading fixed maturities	1	—	—	—	4	—	(4)	1
Equity securities	25	—	—	(1)	—	—	(3)	21
Assets of MIE	—	90	5	—	(8)	7	(52)	42
Liabilities of MIE	—	(2,100)	(141)	—	42	—	—	(2,199)
Embedded derivatives	(113)	—	(25)	—	(32)	—	—	(170)

		Total
		realized/unrealized
		gains (losses)
	Balance at	included in		Purchases,	Transfer	Balance at
	Dec. 31,		Other comp.	sales, issuances	out of	September 30,
	2008	Net income	income (loss)	and settlements	Level 3	2009
AFS fixed maturities	$706	$12	$71	$144	$(276)	$657
Trading fixed maturities	1	—	—	—	—	1
Equity securities	44	(11)	1	(4)	(6)	24
Other assets	5	—	—	—	(5)	—
Embedded derivatives	(96)	(23)	—	8	—	(111)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG’s financial instruments at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$1,140	$1,140	$1,120	$1,120
Fixed maturities	19,839	19,839	17,195	17,195
Equity securities	581	581	411	411
Mortgage loans	492	494	376	373
Policy loans	267	267	276	276
Assets of managed investment entities	2,491	2,491	—	—
Variable annuity assets (separate accounts)	573	573	549	549

Liabilities:
Annuity benefits accumulated (*)	$12,266	$12,131	$11,123	$10,365
Long-term debt	954	1,037	828	839
Liabilities of managed investment entities	2,271	2,271	—	—
Variable annuity liabilities (separate accounts)	573	573	549	549

(*)	Excludes life contingent annuities in the payout phase.
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
E.	Investments Available for sale fixed maturities and equity securities at September 30, 2010, and December 31, 2009, consisted of the following (in millions):

	September 30, 2010				December 31, 2009
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
U.S. Government and government agencies	$502	$523	$21	$—	$599	$612	$14	$(1)
States, municipalities and political subdivisions	2,443	2,553	114	(4)	1,764	1,789	40	(15)
Foreign government	292	308	16	—	261	264	4	(1)
Residential MBS	3,873	3,938	223	(158)	4,142	3,956	126	(312)
Commercial MBS	1,916	2,097	185	(4)	1,434	1,431	22	(25)
All other corporate	9,211	10,035	849	(25)	8,530	8,771	375	(134)

	$18,237	$19,454	$1,408	$(191)	$16,730	$16,823	$581	$(488)

Common stocks	$270	$441	$173	$(2)	$112	$298	$187	$(1)

Perpetual preferred stocks	$139	$140	$6	$(5)	$116	$113	$6	$(9)

The non-credit related portion of other-than-temporary impairment charges are included in other comprehensive income (loss). Such charges taken for securities still owned at September 30, 2010 and December 31, 2009, respectively, were: residential MBS — $266 million and $284 million; commercial MBS — $3 million in both periods; corporate bonds — $1 million and $4 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

	Less Than Twelve Months			Twelve Months or More
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost
September 30, 2010
Fixed maturities:
U.S. Government and government agencies	$—	$53	100%	$—	$—	—%
States, municipalities and political subdivisions	(1)	164	99%	(3)	54	95%
Foreign government	—	5	100%	—	—	—%
Residential MBS	(13)	274	96%	(145)	664	82%
Commercial MBS	—	36	99%	(4)	20	85%
All other corporate	(4)	191	98%	(21)	365	95%

	$(18)	$723	98%	$(173)	$1,103	87%

Common Stocks	$(2)	$35	95%	$—	$2	91%

Perpetual Preferred Stocks	$—	$4	99%	$(5)	$37	87%

December 31, 2009
Fixed maturities:
U.S. Government and government agencies	$(1)	$232	99%	$—	$—	—%
States, municipalities and political subdivisions	(8)	470	98%	(7)	69	90%
Foreign government	(1)	81	99%	—	—	—%
Residential MBS	(37)	458	93%	(275)	1,392	84%
Commercial MBS	(1)	209	99%	(24)	395	94%
All other corporate	(19)	895	98%	(115)	1,336	92%

	$(67)	$2,345	97%	$(421)	$3,192	88%

Common Stocks	$(1)	$3	79%	$—	$2	99%

Perpetual Preferred Stocks	$—	$—	—%	$(9)	$47	84%

At September 30, 2010 the gross unrealized losses on fixed maturities of $191 million relate to approximately 630 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 37% of the gross unrealized loss and 64% of the fair value. Residential MBS comprised approximately 83% of the gross unrealized losses on the available for sale fixed maturity portfolio at September 30, 2010.
Gross Unrealized Losses on MBS Over 97% of AFG’s commercial MBS are AAA-rated. Of the residential MBS that have been in an unrealized loss position (“impaired”) for 12 months or more (286 securities), approximately 37% of the unrealized losses and 50% of the fair value relate to investment grade rated securities. AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For the first nine months of 2010, AFG recorded in earnings $42 million in other-than-temporary impairment charges related to its residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Gross Unrealized Losses on All Other Corporates For the first nine months of 2010, AFG recorded in earnings $18 million in other-than-temporary impairment charges on “all other corporate” securities. Management concluded that no additional impairment charges were required based on many factors, including AFG’s ability and intent to hold the investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of historical and projected company-specific financial data, the outlook for industry sectors, and credit ratings.
The following tables progress the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income (loss) (in millions).

	2010	2009

Balance at June 30	$121	$67
Additional credit impairments on:
Previously impaired securities	11	4
Securities without prior impairments	1	9
Reductions — disposals	—	(4)

Balance at September 30	$133	$76

Balance at January 1	$99	$14
Additional credit impairments on:
Previously impaired securities	34	14
Securities without prior impairments	8	59
Reductions — disposals	(8)	(11)

Balance at September 30	$133	$76

The table below sets forth the scheduled maturities of available for sale fixed maturities as of September 30, 2010 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately 4 years at September 30, 2010.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$516	$526	3%
After one year through five years	4,998	5,323	27
After five years through ten years	5,525	6,066	31
After ten years	1,409	1,504	8

	12,448	13,419	69
MBS	5,789	6,035	31

Total	$18,237	$19,454	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers (other than U.S. Treasury Notes) that exceeded 10% of Shareholders’ Equity at September 30, 2010 or December 31, 2009.

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

		Deferred Tax and
		Amounts Attributable
		to Noncontrolling
	Pre-tax	Interests	Net
September 30, 2010
Unrealized gain on:
Fixed maturity securities	$1,217	$(432)	$785
Equity securities	172	(61)	111
Deferred policy acquisition costs	(460)	161	(299)
Annuity benefits and other liabilities	9	(3)	6

	$938	$(335)	$603

December 31, 2009
Unrealized gain on:
Fixed maturity securities	$93	$(33)	$60
Equity securities	183	(65)	118
Deferred policy acquisition costs	(18)	6	(12)

	$258	$(92)	$166

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

					Noncon-
	Fixed	Equity		Tax	trolling
	Maturities	Securities	Other (*)	Effects	Interests	Total

Quarter ended September 30, 2010
Realized before impairments	$44	$29	$(5)	$(24)	$—	$44
Realized — impairments	(14)	(1)	4	4	—	(7)
Change in Unrealized	498	(7)	(177)	(110)	(4)	200

Quarter ended September 30, 2009
Realized before impairments	$37	$2	$(4)	$(11)	$(2)	$22
Realized — impairments	(28)	(8)	10	9	1	(16)
Change in Unrealized	1,039	98	(407)	(256)	(3)	471

Nine months ended September 30, 2010
Realized before impairments	$99	$31	$(10)	$(42)	$(1)	$77
Realized — impairments	(64)	(4)	20	17	—	(31)
Change in Unrealized	1,131	(11)	(434)	(240)	(6)	440

Nine months ended September 30, 2009
Realized before impairments	$168	$(12)	$(20)	$(47)	$(2)	$87
Realized — impairments	(182)	(27)	56	54	1	(98)
Change in Unrealized	1,834	161	(712)	(449)	(7)	827

(*)	Primarily adjustments to deferred policy acquisition costs related to annuities.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Realized gains include net gains of $25 million and $51 million in the third quarter and first nine months of 2010 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. In the 2009 periods, realized gains included $32 million in the third quarter and $129 million for the first nine months from the mark-to-market of these securities. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Nine months ended
	September 30,
	2010	2009
Fixed maturities:
Gross gains	$74	$68
Gross losses	(10)	(24)

Equity securities:
Gross gains	29	6
Gross losses	—	(21)
F.	Derivatives As discussed under “Derivatives” in Note A, AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.
The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		September 30, 2010		December 31, 2009
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$97	$—	$226	$—
Interest rate swaptions	Other investments	13	—	24	—
Indexed annuities (embedded derivative)	Annuity benefits accumulated	—	170	—	113
Equity index call options	Other investments	52	—	61	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	21	—	5

		$162	$191	$311	$118

The MBS with embedded derivatives consist primarily of interest-only MBS with interest rates that float inversely with short-term rates. AFG has elected to measure these securities (in their entirety) at fair value in its financial statements. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.
AFG has entered into $800 million notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring between 2012 and 2015) to mitigate interest rate risk in its annuity operations. AFG paid $21 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.
AFG’s indexed annuities, which represented 26% of annuity benefits accumulated at September 30, 2010, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
As discussed under “Reinsurance” in Note A, certain reinsurance contracts in AFG’s annuity and supplemental insurance business are considered to contain embedded derivatives.
The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the third quarter and first nine months of 2010 and 2009 (in millions):

		Three months ended		Nine months ended
		September 30,		September 30,
Derivative	Statement of Earnings Line	2010	2009	2010	2009
MBS with embedded derivatives	Realized gains	$25	$32	$51	$129
Interest rate swaptions	Realized gains	(2)	—	(16)	5
Indexed annuities (embedded derivative)	Annuity benefits	(26)	(23)	(25)	(23)
Equity index call options	Annuity benefits	23	19	11	17
Reinsurance contracts (embedded derivative)	Investment income	(6)	(14)	(16)	(24)

		$14	$14	$5	$104

G.	Deferred Policy Acquisition Costs Deferred policy acquisition costs consisted of the following (in millions):

	September 30,	December 31,
	2010	2009
Property and casualty insurance	$321	$338
Annuity and supplemental insurance:
Policy acquisition costs	911	853
Policyholder sales inducements	214	207
Present value of future profits (“PVFP”)	168	190
Impact of unrealized gains and losses on securities	(460)	(18)

Total annuity and supplemental	833	1,232

	$1,154	$1,570

The PVFP amounts in the table above are net of $170 million and $148 million of accumulated amortization at September 30, 2010 and December 31, 2009, respectively. Amortization of the PVFP was $6 million in the third quarter and $22 million during the first nine months of 2010 and $7 million in the third quarter and $22 million in the first nine months of 2009, respectively.
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
AFG’s maximum ultimate exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $12 million at September 30, 2010.
The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after elimination of $5 million and $13 million in management fees and $3 million and $10 million in income attributable to shareholders of AFG for the third quarter and nine months of 2010, respectively, as measured by the change in the fair value of AFG’s investments in the CLOs. AFG’s “Operating earnings before income taxes” for the third quarter and first nine months of 2010 includes $4 million and $37 million, respectively, in CLO losses attributable to noncontrolling interests.
The net loss from changes in the fair value of assets and liabilities of managed investment entities included in the Statement of Earnings for 2010 includes gains of $47 million in the third quarter and gains of $97 million for the first nine months from changes in the fair value of CLO assets and losses of $51 million in the third quarter and losses of $141 million for the first nine months from changes in the fair value of CLO liabilities. The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $132 million at September 30, 2010. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $390 million at that date. The CLO assets include $17 million in loans (aggregate unpaid principal balance of $37 million) for which the CLOs are not accruing interest because the loans are in default.
I.	Goodwill and Intangible Assets Changes in the carrying value of goodwill during the first nine months of 2010, by reporting segment, are presented in the following table (in millions):

	Property and	Annuity and
	Casualty	Supplemental	Total
Balance January 1, 2010	$152	$56	$208
Impairment charge	—	(22)	(22)

Balance September 30, 2010	$152	$34	$186

In the third quarter of 2010, management reached a decision to de-emphasize the sale of supplemental health insurance products through career agents, including the sale of a marketing subsidiary. As a result of this decision, AFG performed an interim impairment test of the goodwill associated with the reporting unit using an income valuation method based on discounted cash flows. Based on the results of this test, AFG recorded a goodwill impairment charge of $22 million (included in realized gains (losses) on subsidiaries) to write off all of the goodwill related to this reporting unit.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Included in other assets in AFG’s Balance Sheet is $52 million at September 30, 2010 and $60 million at December 31, 2009, in amortizable intangible assets related to property and casualty insurance acquisitions, primarily the 2008 acquisitions of Marketform and Strategic Comp. These amounts are net of accumulated amortization of $32 million and $23 million, respectively. Amortization of these intangibles was $3 million in the third quarter and $9 million during the first nine months of 2010 compared to $7 million in the third quarter and $19 million during the first nine months of 2009. Other assets also include $8 million in non-amortizable intangible assets related to insurance licenses acquired in the acquisition of Vanliner in 2010.
J.	Long-Term Debt The carrying value of long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2010	2009
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
7% Senior Notes due September 2050	132	—
7-1/8% Senior Debentures due February 2034	115	115
Other	3	3

	600	468

Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112	112
7-1/4% Senior Debentures due January 2034	86	86
Notes payable secured by real estate due 2010 through 2016	65	66
Secured borrowings ($18 and $19 guaranteed by AFG)	43	52
National Interstate bank credit facility	19	15
American Premier Underwriters 10-7/8% Subordinated
Notes due May 2011	8	8
Other	1	1

	334	340

Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures due May 2033	20	20

	$954	$828

Scheduled principal payments on debt for the balance of 2010 and the subsequent five years were as follows: 2010 — $3 million; 2011 — $20 million; 2012 — $31 million; 2013 — $20 million; 2014 — $2 million and 2015 — $14 million.
As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	September 30,	December 31,
	2010	2009
Unsecured obligations	$846	$710
Obligations secured by real estate	65	66
Other secured borrowings	43	52

	$954	$828

In August 2010, AFG replaced its credit facility with a three-year, $500 million revolving credit line. Amounts borrowed under this agreement bear interest at rates ranging from 1.75% to 3.00% (currently 2%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at September 30, 2010.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
In September 2010, AFG issued $132 million of 7% Senior Notes due 2050. In April 2009, AFG paid $136 million to redeem its outstanding 7-1/8% Senior Debentures at maturity. In June 2009, AFG issued $350 million of 9-7/8% Senior Notes due 2019 and used the proceeds to repay borrowings under the credit facility.
In 2009, AFG subsidiaries borrowed a total of $59 million at interest rates ranging from 3.8% to 4.25% over LIBOR (weighted average interest rate of 4.4% at September 30, 2010). The loans require principal payments over the next four years.
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

	Pretax	Foreign				Accumulated
	Net Unrealized	Currency			Noncon-	Other
	Gains (Losses)	Translation		Tax	trolling	Comprehensive
	on Securities	Adjustment	Other (a)	Effects	Interests	Income (Loss)
Balance at December 31, 2009	$258 (b)	$1	$(13)	$(86)	$3	$163 (b)
Unrealized holding gains on securities arising during the period	758	—	—	(265)	(7)	486
Realized gains included in net income	(72)	—	—	25	1	(46)
Foreign currency translation gains	—	9	—	—	(2)	7
Other	(6)	—	1	2	—	(3)

Balance at September 30, 2010	$938 (b)	$10	$(12)	$(324)	$(5)	$607 (b)

Balance at December 31, 2008	$(1,058)	$(18)	$(11)	$374	$10	$(703)
Cumulative effect of accounting change	(27)	—	—	10	—	(17)
Unrealized holding losses on securities arising during the period	1,266	—	—	(442)	(8)	816
Realized losses included in net income	17	—	—	(7)	1	11
Foreign currency translation gains	—	15	—	—	(1)	14
Other	—	—	1	—	—	1

Balance at September 30, 2009	$198	$(3)	$(10)	$(65)	$2	$122

(a)	Net unrealized pension and other postretirement plan benefits.

(b)	Includes $35 million at September 30, 2010, and $98 million at December 31, 2009 in net pretax unrealized losses ($24 million and $63 million net of tax) related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.
Stock Based Compensation Under AFG’s Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2010, AFG issued 175,282 shares of restricted Common Stock (fair value of $24.83 per share) and granted stock options for 1.1 million shares of Common Stock (at an average exercise price of $24.83) under the Stock Incentive Plan. In addition, AFG issued 141,264 shares of Common Stock (fair value of $24.83 per share) in the first quarter of 2010 under its Annual Co-CEO Equity Bonus Plan.
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Total compensation expense related to stock incentive plans of AFG and its subsidiaries was as follows: third quarter of 2010 and 2009 — $5 million and $4 million, respectively; nine months of 2010 and 2009 — $15 million and $14 million, respectively.
L.	Income Taxes Operating income before income taxes includes $4 million in the third quarter of 2010 and $37 million for the first nine months of 2010 in non-deductible losses of managed investment entities attributable to noncontrolling interests, thereby increasing AFG’s effective tax rate.
As discussed in Note K - “Income Taxes,” to AFG’s 2009 Form 10-K, AFG has several tax years for which there are ongoing disputes with the Internal Revenue Service (“IRS”). AFG filed a suit for refund in the U.S. District Court in Southern Ohio as a result of its dispute with the IRS regarding the calculation of tax reserves for certain annuity reserves pursuant to Actuarial Guideline 33. Oral arguments on joint motions for summary judgment were presented in June 2009. On March 15, 2010, the Court issued an Order denying both motions. On June 18, 2010, the Court issued a final judgment in favor of AFG. The IRS has appealed the decision. AFG’s liabilities for uncertain tax positions will not be adjusted until the case is “effectively settled.” Resolution of the case could result in a decrease in the liability for unrecognized tax benefits by up to $36 million and a decrease in related accrued interest of $12 million. These amounts do not include tax and interest paid to the IRS in 2005 and 2006, for which the suit was filed, totaling $17 million.
In the third quarter of 2010, AFG increased its liability for uncertain tax positions by $19 million, exclusive of interest, to reflect uncertainty as to the timing of tax return inclusion of income related to certain securities. Because the ultimate recognition of income with respect to these securities is highly certain, the recording of this liability resulted in an offsetting reduction in AFG’s deferred tax liability. Accordingly, the ultimate resolution of this item will not impact AFG’s annual effective tax rate but could accelerate the payment of taxes.
M.	Contingencies There have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2009 Annual Report on Form 10-K covering property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
N.	Condensed Consolidating Information AFG has guaranteed all of the outstanding debt of Great American Financial Resources, Inc. (“GAFRI”) and GAFRI’s wholly-owned subsidiary, AAG Holding Company, Inc. In addition, GAFRI guarantees AAG Holding’s public debt. The AFG and GAFRI guarantees are full and unconditional and joint and several. Condensed consolidating financial statements for AFG are as follows:
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
September 30, 2010

Assets:
Cash and investments	$379	$34	$—	$22,312	$(2)	$22,723
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,485	—	3,485
Agents’ balances and premiums receivable	—	—	—	773	—	773
Deferred policy acquisition costs	—	—	—	1,154	—	1,154
Assets of managed investment entities	—	—	—	2,491	—	2,491
Other assets	29	6	5	1,984	(11)	2,013
Investment in subsidiaries and affiliates	5,007	1,952	2,050	677	(9,686)	—

Total assets	$5,415	$1,992	$2,055	$32,876	$(9,699)	$32,639

Liabilities and Equity:
Unpaid losses, loss adjustment expenses and unearned premiums	$—	$—	$—	$8,177	$—	$8,177
Annuity, life, accident and health benefits and reserves	—	—	—	14,120	(1)	14,119
Liabilities of managed investment entities	—	—	—	2,271	—	2,271
Long-term debt	600	1	219	134	—	954
Other liabilities	238	18	111	2,277	(255)	2,389

	838	19	330	26,979	(256)	27,910
Total shareholders’ equity	4,577	1,973	1,725	5,745	(9,443)	4,577
Noncontrolling interests	—	—	—	152	—	152

Total liabilities and equity	$5,415	$1,992	$2,055	$32,876	$(9,699)	$32,639

December 31, 2009

Assets:
Cash and investments	$225	$33	$—	$19,535	$(2)	$19,791
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,660	—	3,660
Agents’ balances and premiums receivable	—	—	—	554	—	554
Deferred policy acquisition costs	—	—	—	1,570	—	1,570
Other assets	14	5	6	2,063	20	2,108
Investment in subsidiaries and affiliates	4,189	1,539	1,624	687	(8,039)	—

Total assets	$4,428	$1,577	$1,630	$28,069	$(8,021)	$27,683

Liabilities and Equity:
Unpaid losses, loss adjustment expenses and unearned premiums	$—	$—	$—	$7,980	$—	$7,980
Annuity, life, accident and health benefits and reserves	—	—	—	12,939	(1)	12,938
Long-term debt	468	1	219	140	—	828
Other liabilities	179	21	110	1,876	(168)	2,018

	647	22	329	22,935	(169)	23,764
Total shareholders’ equity	3,781	1,555	1,301	4,996	(7,852)	3,781
Noncontrolling interests	—	—	—	138	—	138

Total liabilities and equity	$4,428	$1,577	$1,630	$28,069	$(8,021)	$27,683

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2010	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$736	$—	$736
Life, accident and health premiums	—	—	—	112	—	112
Realized gains (losses)	—	(2)	—	37	—	35
Income of managed investment entities	—	—	—	19	—	19
Investment and other income	3	3	—	352	(5)	353
Equity in earnings of subsidiaries	242	48	76	—	(366)	—

	245	49	76	1,256	(371)	1,255

Costs and Expenses:
Insurance benefits and expenses	—	—	—	919	—	919
Interest charges on borrowed money	15	—	6	6	(6)	21
Expenses of managed investment entities	—	—	—	15	—	15
Other expenses	16	6	2	68	—	92

	31	6	8	1,008	(6)	1,047

Operating earnings before income taxes	214	43	68	248	(365)	208
Provision (credit) for income taxes	82	21	22	97	(140)	82

Net earnings, including noncontrolling interests	132	22	46	151	(225)	126
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(6)	—	(6)

Net Earnings Attributable to Shareholders	$132	$22	$46	$157	$(225)	$132

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$622	$—	$622
Life, accident and health premiums	—	—	—	112	—	112
Realized gains (losses)	—	(6)	—	10	—	4
Investment and other income	4	8	—	349	(6)	355
Equity in earnings of subsidiaries	226	31	41	—	(298)	—

	230	33	41	1,093	(304)	1,093

Costs and Expenses:
Insurance benefits and expenses	—	—	—	750	—	750
Interest charges on borrowed money	15	—	6	4	(6)	19
Other expenses	16	4	2	99	—	121

	31	4	8	853	(6)	890

Operating earnings before income taxes	199	29	33	240	(298)	203
Provision (credit) for income taxes	72	9	10	80	(99)	72

Net earnings, including noncontrolling interests	127	20	23	160	(199)	131
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	4	—	4

Net Earnings Attributable to Shareholders	$127	$20	$23	$156	$(199)	$127

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(In millions)

FOR THE NINE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2010	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$1,887	$—	$1,887
Life, accident and health premiums	—	—	—	340	—	340
Realized gains (losses)	—	(2)	—	52	—	50
Income of managed investment entities	—	—	—	24	—	24
Investment and other income	3	8	—	1,045	(16)	1,040
Equity in earnings of subsidiaries	621	129	172	—	(922)	—

	624	135	172	3,348	(938)	3,341

Costs and Expenses:
Insurance benefits and expenses	—	—	—	2,454	—	2,454
Interest charges on borrowed money	42	—	19	13	(17)	57
Expenses of managed investment entities	—	—	—	38	—	38
Other expenses	37	13	5	224	—	279

	79	13	24	2,729	(17)	2,828

Operating earnings before income taxes	545	122	148	619	(921)	513
Provision (credit) for income taxes	199	49	50	236	(335)	199

Net earnings, including noncontrolling interests	346	73	98	383	(586)	314
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(32)	—	(32)

Net Earnings Attributable to Shareholders	$346	$73	$98	$415	$(586)	$346

FOR THE NINE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$1,809	$—	$1,809
Life, accident and health premiums	—	—	—	331	—	331
Realized gains (losses)	—	(6)	—	(16)	—	(22)
Investment and other income	3	7	—	1,084	(17)	1,077
Equity in earnings of subsidiaries	629	61	94	—	(784)	—

	632	62	94	3,208	(801)	3,195

Costs and Expenses:
Insurance benefits and expenses	—	—	—	2,216	—	2,216
Interest charges on borrowed money	36	—	19	10	(17)	48
Other expenses	34	13	4	304	(1)	354

	70	13	23	2,530	(18)	2,618

Operating earnings before income taxes	562	49	71	678	(783)	577
Provision (credit) for income taxes	204	14	21	233	(268)	204

Net earnings, including noncontrolling interests	358	35	50	445	(515)	373
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	15	—	15

Net Earnings Attributable to Shareholders	$358	$35	$50	$430	$(515)	$358

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

FOR THE NINE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2010	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings, including noncontrolling interests	$346	$73	$98	$383	$(586)	$314
Adjustments:
Equity in net earnings of subsidiaries	(395)	(78)	(114)	—	587	—
Dividends from subsidiaries	359	—	16	—	(375)	—
Other operating activities, net	(52)	(2)	4	518	(1)	467

Net cash provided by (used in) operating activities	258	(7)	4	901	(375)	781

Investing Activities:
Purchases of investments, property and equipment	(6)	—	—	(4,119)	—	(4,125)
Purchase of subsidiaries	—	—	—	(128)	—	(128)
Capital contributions to subsidiaries	(12)	(2)	(5)	—	19	—
Proceeds from maturities and redemptions of investments	—	6	—	1,503	—	1,509
Proceeds from sales of investments, property and equipment	—	—	—	1,228	—	1,228
Managed investment entities:
Purchases of investments	—	—	—	(617)	—	(617)
Proceeds from sales and redemptions of investments	—	—	—	658	—	658
Other investing activities, net	—	—	—	101	—	101

Net cash provided by (used in) investing activities	(18)	4	(5)	(1,374)	19	(1,374)

Financing Activities:
Annuity receipts	—	—	—	1,661	—	1,661
Annuity surrenders, benefits and withdrawals	—	—	—	(914)	—	(914)
Additional long-term borrowings	128	—	—	30	—	158
Reductions of long-term debt	—	—	—	(36)	—	(36)
Managed investment entities’ retirement of liabilities	—	—	—	(42)	—	(42)
Issuances of Common Stock	26	—	—	1	—	27
Capital contributions from parent	—	12	1	6	(19)	—
Repurchases of Common Stock	(201)	—	—	—	—	(201)
Cash dividends paid	(46)	—	—	(375)	375	(46)
Other financing activities, net	(1)	—	—	7	—	6

Net cash provided by (used in) financing activities	(94)	12	1	338	356	613

Net change in cash and cash equivalents	146	9	—	(135)	—	20
Cash and cash equivalents at beginning of period	197	12	—	911	—	1,120

Cash and cash equivalents at end of period	$343	$21	$—	$776	$—	$1,140

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

FOR THE NINE MONTHS ENDED			AAG	All Other	Consol.
SEPTEMBER 30, 2009	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings including noncontrolling interests	$358	$35	$50	$445	$(515)	$373
Adjustments:
Equity in net earnings of subsidiaries	(407)	(43)	(66)	—	516	—
Dividends from subsidiaries	284	3	—	—	(287)	—
Other operating activities, net	16	2	(3)	374	(1)	388

Net cash provided by (used in) operating activities	251	(3)	(19)	819	(287)	761

Investing Activities:
Purchases of investments, property and equipment	(9)	—	—	(3,314)	—	(3,323)
Capital contributions to subsidiaries	(129)	(119)	(98)	—	346	—
Proceeds from maturities and redemptions of investments	—	—	—	1,394	—	1,394
Proceeds from sales of investments, property and equipment	8	1	—	1,537	—	1,546
Other investing activities, net	—	1	—	(23)	—	(22)

Net cash provided by (used in) investing activities	(130)	(117)	(98)	(406)	346	(405)

Financing Activities:
Annuity receipts	—	—	—	1,092	—	1,092
Annuity surrenders, benefits and withdrawals	—	—	—	(986)	—	(986)
Additional long-term borrowings	467	—	—	59	—	526
Reductions of long-term debt	(676)	—	—	(6)	—	(682)
Issuances of Common Stock	12	—	—	1	—	13
Capital contributions from parent	—	128	118	100	(346)	—
Cash dividends paid	(45)	—	—	(287)	287	(45)
Other financing activities, net	—	—	—	(103)	—	(103)

Net cash provided by (used in) financing activities	(242)	128	118	(130)	(59)	(185)

Net change in cash and cash equivalents	(121)	8	1	283	—	171
Cash and cash equivalents at beginning of period	160	2	—	1,102	—	1,264

Cash and cash equivalents at end of period	$39	$10	$1	$1,385	$—	$1,435

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
Net earnings attributable to AFG’s shareholders for the third quarter of 2010 were $132 million ($1.21 per share, diluted) compared to $127 million ($1.09 per share, diluted) in the comparable 2009 period. Net earnings attributable to AFG’s shareholders for the nine months ended September 30, 2010 were $346 million ($3.11 per share, diluted) compared to $358 million ($3.07 per share, diluted) in the comparable 2009 period. The 2010 results reflect improved operating results in the annuity and supplemental insurance group and higher realized gains offset by a decline in underwriting profit in the property and casualty operations.
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
LIQUIDITY AND CAPITAL RESOURCES
Ratios AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	September 30,	December 31,
	2010	2009	2008
Long-term debt	$954	$828	$1,030
Total capital	4,984	4,698	4,351
Ratio of debt to total capital:
Including debt secured by real estate	19.1%	17.6%	23.7%
Excluding debt secured by real estate	18.1%	16.4%	22.5%
The ratio of debt to total capital is a non-GAAP measure that management believes is useful for investors, analysts and independent ratings agencies to evaluate AFG’s financial strength and liquidity and to provide insight into how AFG finances its operations. It is calculated by dividing AFG’s long-term debt by its total capital, which includes long-term debt, noncontrolling interests and shareholders’ equity (excluding unrealized gains (losses) related to fixed maturity investments and appropriated retained earnings related to managed investment entities).
AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.35 for the nine months ended September 30, 2010 and 2.58 for the entire year of 2009. Excluding annuity benefits, this ratio was 9.12 and 11.06, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.
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
In September 2010, AFG issued $132 million of 7% Senior Notes due 2050. In August 2010, AFG replaced its credit facility with a three-year, $500 million revolving credit line. No amounts were borrowed under this facility at September 30, 2010.
During the first nine months of 2010, AFG repurchased 7.4 million shares of its Common Stock for $201 million.
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
The FHLB makes loans and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds borrowed. GALIC’s $15 million investment in FHLB capital stock at September 30, 2010 is included in other investments at cost. Membership in the FHLB provides the annuity and supplemental insurance operations with a substantial additional source of liquidity. No funds have been borrowed from the FHLB.
National Interstate, a 52.5%-owned property and casualty insurance subsidiary, can borrow up to $75 million, subject to certain conditions, under an unsecured credit agreement expiring in December 2012. Amounts borrowed bear interest at rates ranging from .45% to .9% (currently .65%) over LIBOR based on National Interstate’s credit rating. There was $19 million outstanding under this agreement at September 30, 2010.
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
Investments AFG’s investment portfolio at September 30, 2010, contained $19.5 billion in “Fixed maturities” classified as available for sale and $581 million in “Equity securities,” all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $385 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.

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
In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2010 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$19,839
Pretax impact on fair value of 100 bps increase in interest rates	$(932)
Pretax impact as % of total fixed maturity portfolio	(4.7)%
Approximately 91% of the fixed maturities held by AFG at September 30, 2010, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.
AFG’s $6.1 billion investment in MBS represented approximately one-third of its fixed maturities at September 30, 2010. MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Summarized information for AFG’s MBS (including those classified as trading) at September 30, 2010, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 4 and 5 years, respectively.

					% Rated
	Amortized		Fair Value as	Unrealized	Investment
Collateral type	Cost	Fair Value	% of Cost	Gain (Loss)	Grade
Residential:
Agency-backed	$474	$497	105%	$23	100%
Non-agency prime	2,271	2,356	104	85	80
Alt-A	758	720	95	(38)	54
Subprime	386	378	98	(8)	56
Other	27	30	111	3	53
Commercial	1,951	2,132	109	181	100

	$5,867	$6,113	104%	$246	84%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. Beginning with year-end 2009 reporting of MBS by insurance companies, the NAIC retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for all non-agency residential mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At September 30, 2010, 98% (based on statutory carrying value of $5.8 billion) of AFG’s MBS securities had an NAIC designation of 1 or 2.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2010, is shown in the following table (dollars in millions). Approximately $433 million of available for sale “Fixed maturities” and $51 million of “Equity securities” had no unrealized gains or losses at September 30, 2010.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$17,195	$1,826
Amortized cost of securities	$15,787	$2,017
Gross unrealized gain (loss)	$1,408	$(191)
Fair value as % of amortized cost	109%	91%
Number of security positions	3,433	631
Number individually exceeding $2 million gain or loss	125	3
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$408	$(162)
Banks, savings and credit institutions	114	(8)
States and municipalities	114	(4)
Gas and electric services	177	(2)
Percentage rated investment grade	94%	63%

Equity Securities
Fair value of securities	$452	$78
Cost of securities	$273	$85
Gross unrealized gain (loss)	$179 (*)	$(7)
Fair value as % of cost	166%	92%
Number of security positions	77	29
Number individually exceeding $2 million gain or loss	3	—

(*)	Includes $126 million on AFG’s investment in Verisk Analytics, Inc.
The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2010, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	2%	1%
After one year through five years	29	19
After five years through ten years	34	15
After ten years	7	10

	72	45
Mortgage-backed securities (average life of approximately four years)	28	55

	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
Fixed Maturities at September 30, 2010	Value	Gain (Loss)	Basis

Securities with unrealized gains:
Exceeding $500,000 (831 issues)	$10,103	$1,078	112%
$500,000 or less (2,602 issues)	7,092	330	105

	$17,195	$1,408	109%

Securities with unrealized losses:
Exceeding $500,000 (125 issues)	$449	$(132)	77%
$500,000 or less (506 issues)	1,377	(59)	96

	$1,826	$(191)	91%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
Securities with Unrealized	Fair	Unrealized	% of Cost
Losses at September 30, 2010	Value	Loss	Basis

Investment grade fixed maturities with losses for:
Less than one year (172 issues)	$599	$(10)	98%
One year or longer (192 issues)	560	(61)	90

	$1,159	$(71)	94%

Non-investment grade fixed maturities with losses for:
Less than one year (56 issues)	$124	$(8)	94%
One year or longer (211 issues)	543	(112)	83

	$667	$(120)	85%

Common equity securities with losses for:
Less than one year (12 issues)	$35	$(2)	95%
One year or longer (5 issues)	2	—	91

	$37	$(2)	95%

Perpetual preferred equity securities with losses for:
Less than one year (1 issues)	$4	$—	99%
One year or longer (11 issues)	37	(5)	88

	$41	$(5)	89%

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
Based on its analysis, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability and intent to hold the securities until they recover in value and, at September 30, 2010, had no intent to sell them. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.
Uncertainties Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies related to potential asbestos and environmental liabilities arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2009 Form 10-K.
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
At September 30, 2010, the property and casualty group’s A&E reserves were $350 million, net of reinsurance recoverables. At that date, AFG’s three year survival ratio for property and casualty exposures was 9.6 times paid losses for the asbestos reserves and 8.3 times paid losses for the total A&E reserves. These ratios compare favorably with industry data published by Conning Research and Consulting, Inc. in May 2010, which indicate that industry survival ratios were 8.2 for asbestos and 7.7 for total industry A&E reserves at December 31, 2009. The survival ratio, which is often used by industry analysts to compare A&E reserves strength across companies, is a measure of the number of years that it would take to pay the amount of the current reserves based on the average paid losses over the preceding three years.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
MANAGED INVESTMENT ENTITIES
Beginning January 1, 2010, new accounting standards require AFG to consolidate its investments in six collateralized loan obligation (“CLO”) entities that it manages and owns an interest in (in the form of debt). See Note A - “Accounting Policies - Managed Investment Entities” and Note H - “Managed Investment Entities.” The effect of consolidating these entities is shown in the tables below (in millions). The “Before CLO Consolidation” columns include AFG’s investment and earnings in the CLOs on an unconsolidated basis, which would be comparable to periods prior to adopting the new standards.
CONDENSED CONSOLIDATING BALANCE SHEET

		Managed
	Before CLO	Investment	Consol.		Consolidated
September 30, 2010	Consolidation	Entities	Entries		As Reported
Assets:
Cash and other investments	$22,735	$—	$(12	)(a)	$22,723
Assets of managed investment entities	—	2,491	—		2,491
Other assets	7,425	—	—		7,425

	$30,160	$2,491	$(12)		$32,639

Liabilities:
Unpaid losses, loss adjustment expenses and unearned premiums	$8,177	$—	$—		$8,177
Annuity, life, accident and health benefits and reserves	14,119	—	—		14,119
Liabilities of managed investment entities	—	2,283	(12	)(a)	2,271
Long-term debt and other liabilities	3,343	—	—		3,343

	25,639	2,283	$(12)		27,910

Shareholders’ Equity:
Common Stock and Capital surplus	1,298	—	—		1,298
Retained earnings:
Appropriated — managed investment entities	—	208	—		208
Unappropriated	2,464	—	—		2,464
Accumulated other comprehensive income	607	—	—		607

	4,369	208	—		4,577
Noncontrolling interests	152	—	—		152

	4,521	208	—		4,729

	$30,160	$2,491	$(12)		$32,639

(a)	Elimination of the fair value of AFG’s investment in CLOs.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

		Managed
	Before CLO	Investment	Consol.		Consol. As
	Consolidation(a)	Entities	Entries		Reported
Three months ended September 30, 2010
Revenues:
Insurance premiums	$848	$—	$—		$848
Investment income	296	—	—		296
Realized gains (losses) on securities	60	—	(3	)(b)(c)	57
Realized gains(losses) on subsidiaries	(22)	—	—		(22)
Income (loss) of managed investment entities:
Investment income	—	23	—		23
Loss on change in fair value of assets/liabilities	—	(4)	—	(b)	(4)
Other income	62	—	(5	)(c)	57

	1,244	19	(8)		1,255
Costs and Expenses:
Insurance benefits and expenses	919	—	—		919
Expenses of managed investment entities	—	23	(8	)(c)	15
Interest on borrowed money and other expenses	113	—	—		113

	1,032	23	(8)		1,047

Operating earnings before income taxes	212	(4)	—		208
Provision for income taxes	82	—	—		82

Net earnings, including noncontrolling interests	130	(4)	—		126
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	—	(4	)(d)	(6)

Net Earnings Attributable to Shareholders	$132	$(4)	$4		$132

Nine months ended September 30, 2010
Revenues:
Insurance premiums	$2,227	$—	$—		$2,227
Investment income	885	—	—		885
Realized gains (losses) on securities	82	—	(10	)(b)(c)	72
Realized gains(losses) on subsidiaries	(22)	—	—		(22)
Income (loss) of managed investment entities:
Investment income	—	68	—		68
Loss on change in fair value of assets/liabilities	—	(49)	5	(b)	(44)
Other income	168	—	(13	)(c)	155

	3,340	19	(18)		3,341
Costs and Expenses:
Insurance benefits and expenses	2,454	—	—		2,454
Expenses of managed investment entities	—	56	(18	)(c)	38
Interest on borrowed money and other expenses	336	—	—		336

	2,790	56	(18)		2,828

Operating earnings before income taxes	550	(37)	—		513
Provision for income taxes	199	—	—		199

Net earnings, including noncontrolling interests	351	(37)	—		314
Less: Net earnings (loss) attributable to noncontrolling interests	5	—	(37	)(d)	(32)

Net Earnings Attributable to Shareholders	$346	$(37)	$37		$346

(a)	Includes $3 million and $10 million for the third quarter and nine months of 2010 in realized gains representing the change in fair value of AFG’s CLO investments plus $5 million and $13 million for the same 2010 periods in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs.

(c)	Elimination of management fees earned by AFG and distributions received on AFG’s CLO investments.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS
General Results of operations as shown in the accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
AFG reported operating earnings before income taxes of $208 million for the third quarter of 2010 compared to $203 million for the 2009 third quarter. Results for the third quarter of 2010 include (i) a $12 million improvement in the annuity and supplemental insurance operating results, (ii) $35 million in realized gains, compared to $4 million in the third quarter of 2009, (iii) a $40 million decline in Specialty property and casualty underwriting results, (iv) a $22 million decline in property and casualty investment income, (v) $16 million in income from the sale of real estate and termination of leases by a tenant in 2010, (vi) $8 million in income from managed investment entities, (vii) $3 million of amortization of intangible assets compared to $7 million in the third quarter of 2009 and (viii) $4 million in losses of managed investment entities attributable to noncontrolling interests.
Nine month pretax operating earnings decreased $64 million in 2010 compared to the comparable 2009 period reflecting (i) a $21 million improvement in the annuity and supplemental insurance operating results, (ii) $50 million in realized gains, compared to realized losses of $22 million in the first nine months of 2009, (iii) a $112 million decline in Specialty property and casualty underwriting results, (iv) a $56 million decline in property and casualty investment income, (v) $16 million in income from the sale of real estate and lease termination in the third quarter of 2010, (vi) $23 million in income from managed investment entities, (vii) $9 million in amortization of intangible assets compared to $19 million in the first nine months of 2009 and (viii) $37 million in losses of managed investment entities attributable to noncontrolling interests.
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
Premiums, combined ratios and prior year development for AFG’s property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross Written Premiums
Property and transportation	$809	$864	$1,450	$1,541
Specialty casualty	335	368	998	1,089
Specialty financial	129	137	379	409
Other	—	—	1	(2)

	$1,273	$1,369	$2,828	$3,037

Net Written Premiums
Property and transportation	$450	$236	$912	$662
Specialty casualty	227	250	676	731
Specialty financial	10	116	212	349
Other	16	18	44	52

	$703	$620	$1,844	$1,794

Combined Ratios
Property and transportation	89.9%	80.6%	90.3%	82.1%
Specialty casualty	105.6	88.6	95.7	84.7
Specialty financial	60.4	77.3	73.8	75.2
Total Specialty	90.7	82.7	88.8	81.9
Aggregate (including discontinued lines)	90.7%	82.7%	89.4%	82.2%

Favorable (Unfavorable) Prior Year
Development
Property and transportation	$(2)	$8	$22	$47
Specialty casualty	(3)	25	47	91
Specialty financial	16	37	39	78
Other specialty	4	8	14	6

	15	78	122	222
Other (primarily asbestos and environmental charges)	(1)	(2)	(12)	(6)

	$14	$76	$110	$216

The overall decreases in gross written premiums in the third quarter and first nine months of 2010 were the result of soft market conditions and competitive pressures, depressed economic conditions and lower agricultural commodity prices. The increase in net written premiums for the third quarter and first nine months of 2010 compared to the 2009 periods is a result of decreased cessions under the crop reinsurance agreement, partially offset by the decline in premiums resulting from a reinsurance transaction in the Specialty financial group. Excluding crop operations and the reinsurance transaction, gross and net written premiums decreased 3% and 1% in the first nine months of 2010 compared to the same period of 2009. Overall average renewal rates for the first nine months of 2010 were flat when compared with the same period of last year.
The Specialty insurance operations generated underwriting profits of $68 million and $214 million in the third quarter and first nine months of 2010, respectively, compared to $108 million and $326 million for the same periods of 2009. The reduced profit in the third quarter of 2010 compared to 2009 is primarily the result of lower favorable reserve development. Favorable reserve development was $15 million (2 points on the combined ratio) in the third quarter of 2010 compared to $78 million (12 points) in the 2009 third quarter.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Catastrophe losses were $6 million in the 2010 third quarter compared to $3 million in the 2009 third quarter. The reduced profit in the first nine months of 2010 compared to 2009 reflects a $34 million increase in catastrophe losses and a $100 million decrease in favorable prior year reserve development.
Property and transportation gross written premiums for the third quarter and first nine months of 2010 declined from the 2009 periods primarily as a result of lower spring commodity prices that have the effect of lowering AFG’s crop premium volume. These declines were partially offset by additional premiums from the Vanliner acquisition in July 2010. In 2010, AFG returned to historical levels of cessions under its crop reinsurance agreement, contributing to a substantial increase in this group’s net written premiums for the third quarter and first nine months of 2010 when compared to the 2009 periods. Excluding crop, this group’s net written premiums for the 2010 third quarter increased 27% from the comparable 2009 period, primarily as a result of additional premiums resulting from the Vanliner acquisition. This group reported an underwriting profit of $41 million in the 2010 third quarter, $6 million lower than the 2009 third quarter. Approximately three fourths of this underwriting profit comes from the crop business, which had an underwriting profit consistent with 2009 third quarter results. Continued competitive market conditions and lower favorable reserve development contributed to the decline in underwriting profits. This group’s underwriting profit for the first nine months of 2010 decreased $40 million from the comparable 2009 period due primarily to higher catastrophe losses and lower favorable reserve development. Catastrophe losses totaled $42 million in the first nine months of 2010 compared to $8 million for the comparable 2009 period.
Specialty casualty gross and net written premiums declined for the third quarter and first nine months of 2010 when compared to the 2009 periods due primarily to a soft pricing environment and competitive market conditions in the excess and surplus markets and California workers’ compensation business, as well as volume reductions resulting from decreased demand for general liability coverages in the homebuilders’ market. Growth in gross written premiums in the Marketform and environmental operations partially offset these declines. This group reported an underwriting loss of $13 million in the 2010 third quarter, compared to an underwriting profit of $27 million in the third quarter of 2009. The decrease in underwriting profit reflects $39 million in adverse reserve development related to Marketform, primarily its run-off Italian public hospital business. Included in AFG’s liability for unpaid losses and loss adjustment expenses at September 30, 2010, are reserves of $131 million related to this business. Specialty casualty underwriting profit in the first nine months of 2010 was $29 million, approximately $77 million lower than the comparable 2009 period. Lower underwriting profits in Marketform, the general liability operations (primarily those that serve the homebuilders’ industry), excess and surplus lines and the California workers’ compensation businesses were offset somewhat by improvements in the targeted markets operations. Other businesses in this group produced strong underwriting profit margins, but at lower levels than in 2009.
Specialty financial gross written premiums decreased for the third quarter and first nine months of 2010 when compared to the 2009 periods, reflecting the decision to exit certain automotive lines of business in 2009. During the third quarter of 2010, AFG ceded the unearned premium related to these businesses in a reinsurance transaction, which was the primary cause of the

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
decrease of $106 million in net written premiums during the quarter. The Specialty financial group reported underwriting income of $36 million for the third quarter of 2010, compared to $29 million for the same period a year ago. The 2010 results reflect income of approximately $8 million in connection with the reinsurance transaction. Additionally, higher underwriting income in the financial institutions business and run-off lease and loan operations more than offset lower favorable reserve development. Specialty financial underwriting profit was $91 million for the nine month period, compared to $96 million in the same 2009 period.
Annuity and Supplemental Insurance Operations Operating earnings before income taxes of the annuity and supplemental insurance segment increased $12 million (26%) and $21 million (17%) from the comparable 2009 third quarter and nine months, respectively, due primarily to higher earnings in the fixed annuity and supplemental insurance operations. For the nine month period, these higher earnings were partially offset by lower earnings in the variable annuity operations.
Statutory Annuity Premiums The following table summarizes AFG’s annuity sales (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
403(b) Fixed and Indexed Annuities:
First Year	$6	$14	$26	$49
Renewal	35	29	122	104
Single Sum	35	31	86	103

Subtotal	76	74	234	256

Non-403(b) Indexed Annuities	221	108	504	282
Non-403(b) Fixed Annuities	232	87	501	198
Bank Fixed Annuities	170	137	366	288
Variable Annuities	17	17	56	68

Total Annuity Premiums	$716	$423	$1,661	$1,092

The increase in annuity premiums for the third quarter and first nine months of 2010 compared to the same periods in 2009 reflects increased sales of indexed and traditional fixed annuities in the non-403(b) single premium market and increased sales of traditional fixed annuities through the bank distribution channel.
Life, Accident and Health Premiums and Benefits The following table summarizes AFG’s life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Premiums
Supplemental insurance operations
First year	$14	$23	$52	$63
Renewal	91	82	268	247
Life operations (in run-off)	7	7	20	21

	$112	$112	$340	$331

Benefits
Supplemental insurance operations	$81	$77	$250	$236
Life operations (in run-off)	9	9	29	32

	$90	$86	$279	$268

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Investment Income The $5 million and $15 million decreases in investment income for the third quarter and first nine months of 2010, respectively, compared to the same periods in 2009 reflects lower yields on fixed maturity investments partially offset by higher average invested assets. Investment income includes $14 million and $58 million in the third quarter and first nine months of 2010 and $32 million and $100 million in the third quarter and first nine months of 2009 of interest income earned on interest-only and similar MBS, primarily non-agency interest-only securities with interest rates that float inversely with short-term rates.
Since January 1, 2009, the amortized cost of AFG’s portfolio of non-agency residential MBS decreased $680 million due primarily to paydowns. As these securities paid down, proceeds were reinvested principally in high quality corporate bonds, highly rated commercial mortgage-backed securities, municipal bonds and dividend-paying stocks, placing downward pressure on AFG’s investment portfolio yield. Management estimates that 2011 investment income in AFG’s property and casualty segment will be approximately 10% to 15% lower than in 2010. The anticipated impact of the reduction in AFG’s non-agency residential MBS portfolio is much less for the annuity and supplemental insurance business. In addition, lower reinvestment rates can be partially offset by the ability to reduce crediting rates. Given the growth expected in 2011 in the annuity and supplemental insurance business, this segment’s investment income is expected to exceed that of the current year.
Realized Gains (Losses) on Securities Net realized gains (losses) on securities consisted of the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Realized gains (losses) before impairments:
Disposals	$50	$10	$95	$32
Change in the fair value of derivatives	22	29	34	124
Adjustments to annuity deferred policy acquisition costs and related items	(4)	(4)	(9)	(20)

	68	35	120	136

Impairment charges:
Securities	(15)	(36)	(68)	(209)
Adjustments to annuity deferred policy acquisition costs and related items	4	10	20	56

	(11)	(26)	(48)	(153)

	$57	$9	$72	$(17)

The change in fair value of derivatives includes net gains of $25 million and $51 million in the third quarter and first nine months of 2010 and $32 million and $129 million in the third quarter and first nine months of 2009 from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note F - “Derivatives.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Realized Losses on Subsidiaries In the third quarter of 2010, AFG recorded an impairment charge of $22 million resulting from management’s decision to de-emphasize the sale of supplemental health insurance products through career agents, including the sale of a marketing subsidiary. See Note I — “Goodwill and Intangible Assets.” The $5 million loss in the third quarter of 2009 includes a $3 million impairment charge to write off the goodwill associated with an annuity and supplemental insurance agency subsidiary and an estimated pretax loss of $2 million related to the October 2009 sale of a property and casualty subsidiary that represented less than 1% of AFG’s assets and revenues.
Other Income The $22 million decrease in other income for the first nine months of 2010 compared to the 2009 period reflects a decline in income from AFG’s warranty business and lower fee income in certain other businesses, partially offset by $16 million in income recorded during the third quarter of 2010 from the sale of real estate and the termination of leases by a tenant.
Annuity Benefits Annuity benefits reflect amounts accrued on annuity policyholders’ funds accumulated. On deferred annuities (annuities in the accumulation phase), interest is generally credited to policyholders’ accounts at their current stated interest rates. Furthermore, for “two-tier” deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), additional reserves are accrued for (i) persistency and premium bonuses and (ii) excess benefits expected to be paid for future deaths and annuitizations. The $17 million increase in annuity benefits in the first nine months of 2010 compared to the 2009 period reflects growth in the fixed annuity business from increased premium production and strong persistency.
Changes in investment yields, crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect these additional reserves and could result in charges (or credits) to earnings in the period the projections are modified.
Annuity and Supplemental Insurance Acquisition Expenses Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and life business deferred policy acquisition costs (“DPAC”) as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired (“PVFP”). The $9 million and $14 million increases in annuity and supplemental insurance acquisition expenses for the third quarter and first nine months of 2010, respectively, compared to the 2009 periods reflect primarily growth in the fixed annuity business. For the nine month period, the impact of this growth was partially offset by the impact of changes in the fair value of derivatives related to the indexed annuity business.
The vast majority of the annuity and supplemental insurance group’s DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.
Interest Charges on Borrowed Money Interest expense increased $9 million (19%) for the first nine months of 2010 compared to the same periods of 2009 reflecting AFG’s issuance of $350 million of 9-7/8% Senior Notes in June 2009.
Other Operating and General Expenses The $29 million and $75 million decreases in the third quarter and first nine months of 2010 compared to the 2009 periods reflect the 2009 sale of a small subsidiary, lower expenses in AFG’s warranty business due to the run-off of certain products and lower amortization of intangible assets.

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
In October 2010, the FASB issued Accounting Standards Update 2010-26 to address diversity in practice regarding which costs related to issuing or renewing insurance contracts qualify for deferral. To qualify for deferral, the guidance specifies that a cost must be directly related to the successful acquisition of an insurance contract. The guidance is effective for periods ending after December 31, 2011, with retrospective application permitted, but not required. AFG expects that this guidance will result in fewer acquisition costs being capitalized and is currently assessing the impact of adoption.
ITEM 3
Quantitative and Qualitative Disclosure of Market Risk
As of September 30, 2010, there were no material changes to the information provided in Item 7A — “Quantitative and Qualitative Disclosure of Market Risk” of AFG’s 2009 Form 10-K.
ITEM 4
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2010 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.
In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, AFG’s internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its common stock during the first nine months of 2010 as follows:

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	That May
	Number	Average	Part of Publicly	Yet be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	Or Programs (a)
First Quarter	2,911,834	$25.76	2,911,834	5,055,431

Second Quarter	2,730,521	$27.82	2,730,521	2,324,910

July	319,700	$27.75	319,700	2,005,210

August	801,398	$28.93	801,398	6,203,812

September	596,657	$30.07	596,657	5,607,155

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in November 2009, February 2010 and August 2010. In August 2010, AFG’s Board of Directors authorized the repurchase of five million additional shares.
ITEM 6
Exhibits

Number		Exhibit Description

12		Computation of ratios of earnings to fixed charges.

31	(a)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

31	(c)	Certification of the Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

32		Certification of the Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002.

101		The following financial information from American Financial Group’s Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language):

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

American Financial Group, Inc.
November 8, 2010	BY:	/s/ Keith A. Jensen
Keith A. Jensen
Senior Vice President (principal financial and accounting officer)