Form 10-K
period 2010-12-31
AMERICAN FINANCIAL GROUP INC
filed 2011-02-28
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
Commission File No. 1-13653
AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
One East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock 7-1/8% Senior Debentures due February 3, 2034 7% Senior Notes due September 30, 2050	New York Stock Exchange and Nasdaq Global Select Market New York Stock Exchange New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Other securities for which reports are submitted pursuant to Section 15(d) of the Act:
9-7/8% Senior Notes due June 15, 2019
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $2.2 billion.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 104,983,657 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2011.

Documents Incorporated by Reference:
Proxy Statement for 2011 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).

AMERICAN FINANCIAL GROUP, INC.

FORWARD-LOOKING STATEMENTS
The disclosures in this Form 10-K contain certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of words such as “anticipates”, “believes”, “expects”, “projects”, “estimates”, “intends”, “plans”, “seeks”, “could”, “may”, “should”, “will” or the negative version of those words or other comparable terminology. Such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings and investment activities; recoverability of asset values; expected losses and the adequacy of reserves for asbestos, environmental pollution and mass tort claims; rate changes; and improved loss experience.
Actual results and/or financial condition could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including but not limited to the following and those discussed in Item 1A — “Risk Factors.”
•	changes in financial, political and economic conditions, including changes in interest and inflation rates, currency fluctuations and extended economic recessions or expansions;
•	performance of securities markets;
•	AFG’s ability to estimate accurately the likelihood, magnitude and timing of any losses in connection with investments in the non-agency residential mortgage market;
•	new legislation or declines in credit quality or credit ratings that could have a material impact on the valuation of securities in AFG’s investment portfolio;
•	the availability of capital;
•	regulatory actions (including changes in statutory accounting rules);
•	changes in the legal environment affecting AFG or its customers;
•	tax law and accounting changes;
•	levels of natural catastrophes and severe weather, terrorist activities (including any nuclear, biological, chemical or radiological events), incidents of war and other major losses;
•	development of insurance loss reserves and establishment of other reserves, particularly with respect to amounts associated with asbestos and environmental claims;
•	availability of reinsurance and ability of reinsurers to pay their obligations;
•	the unpredictability of possible future litigation if certain settlements of current litigation do not become effective;
•	trends in persistency, mortality and morbidity;
•	competitive pressures, including the ability to obtain adequate rates and policy terms; and
•	changes in AFG’s credit ratings or the financial strength ratings assigned by major ratings agencies to AFG’s operating subsidiaries.
The forward-looking statements herein are made only as of the date of this report. The Company assumes no obligation to publicly update any forward-looking statements.

PART I
ITEM 1
Business
Introduction
American Financial Group, Inc. (“AFG”) is a holding company that, through subsidiaries, is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of traditional fixed and indexed annuities and a variety of supplemental insurance products, such as Medicare supplement. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. SEC filings, news releases, AFG’s Code of Ethics applicable to directors, officers and employees and other information may be accessed free of charge through AFG’s Internet site at: www.AFGinc.com. (Information on AFG’s Internet site is not part of this Form 10-K.)
Property and Casualty Insurance Operations
General
AFG’s specialty property and casualty insurance operations consist of approximately 30 niche insurance businesses offering a wide range of commercial coverages. These businesses report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. These businesses are managed by experienced professionals in particular lines of business or customer groups and operate autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations employed approximately 5,100 persons as of December 31, 2010.
The primary objectives of AFG’s property and casualty insurance operations are to achieve solid underwriting profitability and provide excellent service to its policyholders and agents. Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses, loss adjustment expenses (“LAE”), underwriting expenses and policyholder dividends to premiums. A combined ratio under 100% indicates an underwriting profit. The combined ratio does not reflect investment income, other income, or federal income taxes.
While many costs included in underwriting are readily determined (commissions, administrative expenses, and many of the losses on claims reported), the process of determining overall underwriting results is highly dependent upon the use of estimates in the case of losses incurred or expected but not yet reported or developed. Actuarial procedures and projections are used to obtain “point estimates” of ultimate losses. While the process is imprecise and develops amounts which are subject to change over time, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.
AFG’s statutory combined ratio averaged 86.2% for the period 2008 to 2010 as compared to 103.1% for the property and casualty industry over the same period (Source: “A.M. Best’s U.S. Property/Casualty — Review & Preview” — February 2011 Edition). AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.
Financial data is reported in accordance with U.S. generally accepted accounting principles (“GAAP”) for shareholder and other investment purposes and reported on a statutory basis for insurance regulatory purposes. Major differences for statutory accounting include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; reporting investment grade bonds and redeemable preferred stocks at amortized cost rather than fair value; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liabilities rather than reporting such items separately; and charging to surplus certain GAAP assets, such as furniture and fixtures and agents’ balances over 90 days old.

Unless indicated otherwise, the financial information presented for the property and casualty insurance operations herein is presented based on GAAP. Statutory information is provided for industry comparisons or where comparable GAAP information is not readily available.
Property and Casualty Results
Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company’s performance. See Note C — “Segments of Operations” to the financial statements for the reconciliation of AFG’s operating profit by significant business segment to the Statement of Earnings.
The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2010	2009	2008

Gross written premiums	$3,589	$3,763	$4,267
Ceded reinsurance	(1,181)	(1,452)	(1,381)

Net written premiums	$2,408	$2,311	$2,886

Net earned premiums	$2,550	$2,412	$2,867
Loss and LAE	1,457	1,187	1,622
Underwriting expenses	797	808	890

Underwriting gain	$296	$417	$355

GAAP ratios:
Loss and LAE ratio	57.2%	49.2%	56.6%
Underwriting expense ratio	31.3	33.5	31.0

Combined ratio	88.5%	82.7%	87.6%

Statutory ratios:
Loss and LAE ratio	53.5%	46.2%	56.8%
Underwriting expense ratio	33.8	36.1	32.3

Combined ratio	87.3%	82.3%	89.1%

Industry statutory combined ratio (a)
All lines	103.0%	101.2%	105.1%
Commercial lines	108.5%	103.0%	107.2%

(a)	Ratios are derived from “A.M. Best’s U.S. Property/Casualty — Review & Preview” (February 2011 Edition).
As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG’s insurance operations from catastrophes, primarily hailstorms, hurricanes and tornadoes, were $49 million in 2010; $18 million in 2009; and $59 million in 2008.
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG’s property exposure to a catastrophic earthquake that industry models indicate could occur once in every 500 years (a “500-year event”) is less than 1% of AFG’s shareholders’ equity. Similarly, AFG has minimal California workers’ compensation exposure (less than 1% of shareholders’ equity) and minimal windstorm exposure (less than 1.5% of shareholders’ equity) to a 500-year event.

Property and Casualty Insurance Products
AFG is focused on growth opportunities in what it believes to be more profitable specialty businesses where AFG personnel are experts in particular lines of business or customer groups. The following are examples of AFG’s specialty businesses:

Property and Transportation

Inland and Ocean Marine	Provides coverage primarily for builders’ risk, contractors’ equipment, property, motor truck cargo, marine cargo, boat dealers, marina operators/dealers and excursion vessels.

Agricultural-related	Provides federally reinsured multi-peril crop (allied lines) insurance covering most perils as well as crop-hail, equine mortality and other coverages for full-time operating farms/ranches and agribusiness operations on a nationwide basis.

Commercial Automobile	Provides coverage for vehicles (such as buses and trucks) in a broad range of businesses including the moving and storage and transportation industries, and a specialized physical damage product for the trucking industry.

Specialty Casualty

Executive and Professional Liability	Markets coverage for directors and officers of businesses and non-profit organizations; errors and omissions; and provides non-U.S. medical malpractice insurance.

Umbrella and Excess Liability	Provides higher layer liability coverage in excess of primary layers.

Excess and Surplus	Provides liability, umbrella and excess coverage for unique, volatile or hard to place risks, using rates and forms that generally do not have to be approved by state insurance regulators.

General Liability	Provides coverage for contractor-related businesses, energy development and production risks, and environmental liability risks.

Targeted Programs	Includes coverage (primarily liability and property) for social service agencies, leisure, entertainment and non-profit organizations, customized solutions for other targeted markets and alternative risk programs using agency captives.

Workers’ Compensation	Provides coverage for prescribed benefits payable to employees (principally in California) who are injured on the job.

Specialty Financial

Fidelity and Surety	Provides fidelity and crime coverage for government, mercantile and financial institutions and surety coverage for various types of contractors and public and private corporations.

Lease and Loan Services	Provides coverage for insurance risk management programs for lending and leasing institutions, including equipment leasing and collateral and mortgage protection.

Management believes specialization is the key element to the underwriting success of these business units. These specialty businesses are opportunistic and their premium volume will vary based on prevailing market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets that meet its profitability objectives. For example, in July 2010, a majority-owned subsidiary of AFG acquired Vanliner Group, Inc. (“Vanliner”), a market leader in providing insurance for the moving and storage industry. Likewise, AFG will withdraw from markets that do not meet its profit objectives or business strategy, such as the withdrawal from certain automotive-related products in 2009 and 2010.
Premium Distribution
The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers in 2010 is shown below (premium distribution for 2006 is given to show changes over a four-year period). Amounts exclude business written under special arrangements on behalf of, and fully reinsured to, the purchasers of several divisions sold. Approximately 5% of AFG’s direct written premiums were derived from non U.S.-based insurers, primarily Marketform, a majority-owned United Kingdom-based Lloyd’s insurer acquired in 2008.

	2010	2006
California	13.0%	17.8%
Texas	7.7	8.8
Illinois	6.6	5.4
New York	5.1	4.6
Florida	4.8	8.8
Kansas	3.7	*
Missouri	2.9	*
Iowa	2.8	*
Pennsylvania	2.7	2.5

Ohio	2.6	2.4
Indiana	2.5	2.0
Oklahoma	2.4	2.7
New Jersey	2.3	2.7
Georgia	2.3	2.3
North Carolina	2.3	2.1
South Dakota	2.0	*
Michigan	*	2.4
Other	34.3	35.5

	100.0%	100.0%

(*)	less than 2%, included in “Other”
The following table shows the distribution of statutory net written premiums for AFG’s U.S.-based insurers by statutory annual statement line for 2010 compared to 2006.

	2010	2006
Other liability	21.2%	24.1%
Allied lines	17.4	8.6
Workers’ compensation	10.9	12.9
Auto liability	10.4	7.8
Inland marine	9.0	11.1
Commercial multi-peril	8.5	7.0
Fidelity and surety	8.2	5.2
Auto physical damage	6.7	7.9
Ocean marine	3.2	2.7
Product liability	2.3	4.3
Collateral protection	(2.8) (*)	4.9
Other	5.0	3.5

	100.0%	100.0%

(*)	Reflects the ceding of unearned premium associated with certain automotive-related business in a reinsurance transaction that was completed in the third quarter of 2010.
For a discussion of the performance of AFG’s specialty businesses see Management’s Discussion and Analysis — “Results of Operations — Property and Casualty Insurance — Underwriting.”

Ratings
The following table shows independent ratings and 2010 net written premiums (in millions) of AFG’s major property and casualty insurance subsidiaries. Such ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. During 2010, AFG’s principal property and casualty insurance companies were upgraded by Standard & Poor’s (“S&P”) to A+. AFG believes that maintaining an S&P rating of at least “A-” is important to compete successfully in certain lines of business.

	Ratings		Net Written
Company	AM Best	S&P	Premiums
Great American Pool(*)	A	A+	$1,567
Mid-Continent	A	A+	138
Republic Indemnity	A	A+	154
American Empire Surplus Lines	A+	A+	30
National Interstate	A	not rated	355
Marketform Lloyd’s Syndicate	A	A+	128
Other			36

			$2,408

(*)	The Great American Pool represents Great American Insurance Company (“GAI”) and 10 subsidiaries.
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
The commercial marketplace requires large policy limits ($25 million or more) in several of AFG’s lines of business, including certain executive and professional liability, umbrella and excess liability, and fidelity and surety coverages. Since these limits exceed management’s desired exposure to an individual risk, AFG generally enters into reinsurance agreements to reduce its net exposure under such policies to an acceptable level. Reinsurance continues to be available for this large line capacity exposure with satisfactory pricing and terms.
AFG has taken steps to limit its exposure to wind and earthquake losses by purchasing catastrophe reinsurance. In addition, AFG purchases catastrophe reinsurance for its workers’ compensation businesses. Although the cost of catastrophe reinsurance varies depending on exposure and the level of worldwide loss activity, AFG has been able to obtain reinsurance coverage in adequate amounts at acceptable rates due to management’s decision to limit overall exposure to catastrophe losses through individual risk selection (including minimizing coastal and known fault-line exposures) and the Company’s limited historical catastrophe losses.
In addition to the large line capacity and catastrophe reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade or better S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 11% of AFG’s total reinsurance recoverable (net of payables to reinsurers) at December 31, 2010: Swiss Reinsurance America Corporation, Everest Reinsurance Company, Munich Reinsurance America, Inc. and Berkley Insurance Company. In addition, AFG has a reinsurance recoverable from Ohio Casualty Insurance Company of $221 million related to that company’s purchase of AFG’s Commercial lines business in 1998.

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
The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions) as of January 1, 2011:

	Retention	Reinsurance
Coverage	Maximum	Coverage(a)
California Workers’ Compensation	$2.7	$147.3
Other Workers’ Compensation	2.0	48.0
Commercial Umbrella	4.5	45.5
Property — General	2.5	97.5
Property — Catastrophe	22.4	137.6

(a)	Reinsurance covers substantial portions of losses in excess of retention. However, in general, losses resulting from terrorism are not covered.
In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation (“FCIC”). The FCIC offers both proportional (or “quota share”) and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 20% to 30% of gross written premium with the FCIC on a quota share basis. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit sharing provision. During 2010, AFG reinsured 50% of premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. AFG expects to utilize similar levels of reinsurance in 2011. In 2009 and 2008, AFG reinsured 90% and 50%, respectively, of premiums not reinsured by the FCIC.
Included in the Balance Sheet caption “recoverables from reinsurers” were approximately $75 million on paid losses and LAE and $2.2 billion on unpaid losses and LAE at December 31, 2010. These amounts are net of allowances of approximately $28 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.
Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2010	2009	2008
Reinsurance ceded	$1,181	$1,452	$1,381
Reinsurance ceded, excluding crop	727	680	693
Reinsurance assumed — including involuntary pools and associations	47	32	37
Loss and Loss Adjustment Expense Reserves
The consolidated financial statements include the estimated liability for unpaid losses and LAE of AFG’s insurance subsidiaries. This liability represents estimates of the ultimate net cost of all unpaid losses and LAE and is determined by using case-basis evaluations, actuarial projections and management’s judgment. These estimates are subject to the effects of changes in claim amounts and frequency and are periodically reviewed and adjusted as additional information becomes known. In accordance with industry practices, such adjustments are reflected in current year operations. Generally, reserves for reinsurance assumed and involuntary pools and associations are reflected in AFG’s results at the amounts reported by those entities.

The following table presents the development of AFG’s liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2010. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years, particularly with regard to A&E charges, settlements and reallocations as detailed below. The middle line shows a cumulative deficiency (redundancy), which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. For example, the percentage of the December 31, 2002 reserve liability paid in 2003 includes approximately 20 percentage points for reserves of a former insurance subsidiary at its sale date in February 2003. See Note O — “Insurance — Property and Casualty Insurance Reserves” to the financial statements for an analysis of changes in AFG’s estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Liability for unpaid losses and loss adjustment expenses:
As originally estimated	$3,282	$3,338	$3,466	$2,901	$3,155	$3,619	$3,791	$3,868	$4,154	$3,899	$4,164
As re-estimated at December 31, 2010	$4,118	$4,279	$4,266	$3,421	$3,295	$3,334	$3,300	$3,319	$3,818	$3,743	N/A

Liability re-estimated:
One year later	104.2%	104.5%	104.4%	104.9%	106.3%	98.4%	97.4%	93.6%	95.2%	96.0%
Two years later	103.8%	110.0%	109.7%	114.0%	106.1%	98.8%	92.3%	89.7%	91.9%
Three years later	108.0%	113.8%	118.0%	114.7%	107.7%	95.2%	89.5%	85.8%
Four years later	111.2%	121.1%	118.8%	118.0%	106.0%	93.6%	87.0%
Five years later	118.1%	122.8%	122.1%	118.5%	105.5%	92.1%
Six years later	120.0%	126.5%	123.0%	118.8%	104.4%
Seven years later	123.5%	127.7%	123.6%	117.9%
Eight years later	124.8%	128.6%	123.1%
Nine years later	125.6%	128.2%
Ten years later	125.5%

Cumulative deficiency (redundancy) (a)	25.5%	28.2%	23.1%	17.9%	4.4%	(7.9%)	(13.0%)	(14.2%)	(8.1%)	(4.0%)	N/A

Cumulative paid as of:
One year later	37.1%	32.7%	42.2%	27.3%	25.4%	23.5%	22.3%	21.0%	24.0%	21.1%
Two years later	50.6%	61.3%	60.9%	46.4%	40.8%	37.5%	34.8%	32.9%	36.9%
Three years later	69.3%	74.4%	72.7%	58.8%	52.4%	46.9%	43.6%	41.6%
Four years later	79.2%	82.8%	80.3%	68.5%	60.1%	53.6%	49.9%
Five years later	84.9%	88.4%	86.2%	75.2%	65.6%	58.7%
Six years later	89.2%	93.4%	90.7%	80.1%	70.5%
Seven years later	93.6%	97.0%	94.2%	84.4%
Eight years later	96.6%	100.1%	96.9%
Nine years later	99.3%	102.7%
Ten years later	101.8%

(a) Cumulative deficiency (redundancy):

Special A&E charges, settlements and reallocations	11.2%	8.0%	6.8%	8.2%	7.4%	1.6%	1.5%	.3%	—%	—%
Other	14.3%	20.2%	16.3%	9.7%	(3.0%)	(9.5%)	(14.5%)	(14.5%)	(8.1%)	(4.0%)

Total	25.5%	28.2%	23.1%	17.9%	4.4%	(7.9%)	(13.0%)	(14.2%)	(8.1%)	(4.0%)	N/A

The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
As originally estimated:
Net liability shown above	$3,282	$3,338	$3,466	$2,901	$3,155	$3,619	$3,791	$3,868	$4,154	$3,899	$4,164
Add reinsurance recoverables	1,324	1,525	1,804	2,059	2,234	2,243	2,309	2,300	2,610	2,513	2,249

Gross liability	$4,606	$4,863	$5,270	$4,960	$5,389	$5,862	$6,100	$6,168	$6,764	$6,412	$6,413

As re-estimated at December 31, 2010:
Net liability shown above	$4,118	$4,279	$4,266	$3,421	$3,295	$3,334	$3,300	$3,319	$3,818	$3,743
Add reinsurance recoverables	2,286	2,473	2,595	2,723	2,535	2,325	2,174	2,020	2,374	2,140

Gross liability	$6,404	$6,752	$6,861	$6,144	$5,830	$5,659	$5,474	$5,339	$6,192	$5,883	N/A

Gross cumulative
Deficiency (redundancy) (a)	39.1%	38.8%	30.2%	23.9%	8.2%	(3.4%)	(10.3%)	(13.4%)	(8.5%)	(8.3%)	N/A

(a) Gross cumulative deficiency (redundancy):

Special A&E charges, settlements and reallocations	9.9%	6.5%	5.4%	5.7%	5.2%	1.3%	1.3%	.3%	—%	—%
Other	29.2%	32.3%	24.8%	18.2%	3.0%	(4.7%)	(11.6%)	(13.7%)	(8.5%)	(8.3%)

Total	39.1%	38.8%	30.2%	23.9%	8.2%	(3.4%)	(10.3%)	(13.4%)	(8.5%)	(8.3%)	N/A

In evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFG’s $12 million special A&E charge related to losses recorded in 2008, but incurred before 2000, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.
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
The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2010 are as follows (in millions):

Liability reported on a SAP basis, net of $174 million of retroactive reinsurance	$3,666
Reinsurance recoverables, net of allowance	2,249
Other, including reserves of foreign insurers	498

Liability reported on a GAAP basis	$6,413

Asbestos and Environmental (“A&E”) Reserves AFG’s property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written in years before 1987. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Item 7 — Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental—related Insurance Reserves” and Note M — “Contingencies” to the financial statements.
Management has conducted comprehensive studies of its asbestos and environmental reserves with the aid of outside actuarial and engineering firms and specialty outside counsel every two years with an in-depth internal review during the intervening years. Charges resulting from these studies and reviews are included in “Incurred losses and LAE” in the table below. During the course of the in-depth internal review in 2010, there were no newly identified emerging trends or issues that management believes significantly impact the overall adequacy of AFG’s A&E reserves. The comprehensive study completed in the second quarter of 2009 relied on a broad exposure analysis and considered products and non-products exposures, paid claims history, the pattern of new claims, settlements and projected development. For a discussion of the A&E reserve strengthening, see Management’s Discussion and Analysis — “Results of Operations — Asbestos and Environmental Reserve Charges.”
The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2010	2009	2008

Reserves at beginning of year	$378	$399	$423
Incurred losses and LAE	8	4	12
Paid losses and LAE	(44)	(25)	(36)

Reserves at end of year, net of reinsurance recoverable	342	378	399

Reinsurance recoverable, net of allowance	74	79	67

Gross reserves at end of year	$416	$457	$466

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
Competition
AFG’s property and casualty insurance businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. See Item 1A — “Risk Factors.” They also compete with self-insurance plans, captive programs and risk retention groups. Due to the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Financial strength ratings, price, commissions and profit sharing terms are also important factors. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped AFG compete successfully.
Annuity and Supplemental Insurance Operations
General
AFG’s annuity and supplemental insurance operations are conducted through Great American Financial Resources, Inc. (“GAFRI”). GAFRI’s primary insurance subsidiaries include Great American Life Insurance Company (“GALIC”), Annuity Investors Life Insurance Company (“AILIC”), Loyal American Life Insurance Company (“Loyal”) and United Teacher Associates Insurance Company (“UTA”). These companies market retirement products, primarily fixed and indexed annuities, and various forms of supplemental insurance such as Medicare supplement. All of these companies sell their products through independent producers. GAFRI and its subsidiaries employed approximately 850 persons at December 31, 2010.
Following is certain information concerning GAFRI’s largest subsidiaries (dollars in millions).

		2010
		Statutory	Policies	AM Best	S&P
Company	Principal Products	Premiums	In Force	Rating	Rating

GALIC	Fixed and indexed annuities	$1,953	377,000	A	A+
AILIC	Fixed and indexed annuities	352	139,000	A	A+
UTA	Supplemental insurance	224	202,000	B++	Not rated
Loyal	Supplemental insurance	87	137,000	A-	Not rated
AFG believes that the ratings assigned by independent insurance rating agencies are important because agents, potential policyholders and school districts often use a company’s rating as an initial screening device in considering annuity products. AFG believes that (i) a rating in the “A” category by A.M. Best is necessary to successfully market tax-deferred annuities to public education employees and other non-profit groups and (ii) a rating in the “A” category by at least one rating agency is necessary to successfully compete in other annuity markets. During 2010, AFG’s principal annuity subsidiaries were upgraded by S&P to A+ and its principal supplemental insurance subsidiaries were downgraded one notch by A.M. Best to A- and B++. Ratings are an important competitive factor; AFG believes that these entities can successfully compete in these markets with their respective ratings.

Statutory premiums of AFG’s annuity and supplemental insurance companies over the last three years were as follows (in millions):

	Premiums
	2010	2009	2008

Non-403(b) indexed annuities	$735	$402	$571
Non-403(b) fixed annuities	430	294	311
403(b) fixed and indexed annuities	305	337	358
Direct bank fixed annuities	483	314	345
Indirect bank fixed annuities	254	—	—
Variable annuities	73	87	91

Total annuities	2,280	1,434	1,676
Supplemental insurance	402	390	381
Life insurance	39	44	32

Total	$2,721	$1,868	$2,089

Annuities
AFG’s principal retirement products are Flexible Premium Deferred Annuities (“FPDAs”) and Single Premium Deferred Annuities (“SPDAs”). Annuities are long-term retirement saving instruments that benefit from income accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest or earnings on the policy and pays out a benefit upon death, surrender or annuitization. FPDAs are characterized by premium payments that are flexible in both amount and timing as determined by the policyholder and are generally made through payroll deductions. SPDAs are generally issued in exchange for a one-time lump-sum premium payment.
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
As an ancillary product to its traditional fixed rate and indexed annuities, AFG offers variable annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured. Premiums directed to the underlying investment options maintained in separate accounts are invested in funds managed by various independent investment managers. AFG earns a fee on amounts deposited into separate accounts. Subject to contractual provisions, policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case AFG earns a spread on amounts deposited.
Supplemental and Life Insurance Products
AFG offers a variety of supplemental insurance products primarily to individuals age 55 and older. Principal products include coverage for Medicare supplement, cancer and accidental injury. These products are sold primarily through independent agents, including a former captive career agency force that was sold by AFG in the fourth quarter of 2010.
AFG ceased new sales of long-term care insurance beginning in January 2010. Renewal premiums on approximately 64,000 policies will be accepted unless those policies lapse. At December 31, 2010, AFG’s long-term care insurance reserves were $425 million, net of reinsurance recoverables.

Although GALIC no longer issues new life insurance policies, it continues to service and receive renewal premiums on its in-force block of approximately 135,000 policies and $21 billion gross ($5 billion net) of life insurance in force at December 31, 2010.
Marketing
The majority of AFG’s FPDAs are sold in qualified markets under sections 403(b) and 457 of the Internal Revenue Code. In the 403(b) and 457 markets, schools, government agencies and certain other non-profit organizations may allow employees to save for retirement through contributions made on a before-tax basis. Federal income taxes are not payable on pretax contributions or earnings until amounts are withdrawn.
AFG sells its fixed rate annuities primarily through a network of approximately 200 national marketing organizations (“NMOs”) and managing general agents (“MGAs”) who, in turn, direct over 2,000 actively producing agents.
In 2008, AFG began selling fixed rate annuities through banks directly; in 2010, AFG began selling fixed rate annuities through banks indirectly. Premiums from the direct bank business are generated by financial institutions appointed and serviced directly by AFG. Premiums from the indirect bank business are generated through banks by independent agents or brokers.
PNC Bank is AFG’s primary distribution channel for AFG’s direct bank business and accounted for approximately 20% of AFG’s annuity premiums in 2010. Regions Bank is the primary distribution channel for AFG’s indirect bank business and accounted for nearly 10% of AFG’s annuity premiums in 2010. No other bank, NMO or MGA accounted for more than 5% of annuity premiums in 2010.
AFG is licensed to sell its fixed annuity products in all 50 states; it is licensed to sell its variable products in all states except New York and Vermont. In 2010, no individual state accounted for more than 8% of AFG’s annuity premiums other than Florida (10%) and California (9%). At December 31, 2010, AFG had approximately 430,000 annuity policies in force.
Competition
AFG’s annuity and supplemental insurance businesses operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders and agents; (v) product design (including interest rates credited, index participation and premium rates charged); (vi) commissions; and (vii) number of school districts in which a company has approval to sell. Since most policies are marketed and distributed through independent agents, the insurance companies must also compete for agents.
No single insurer dominates the markets in which AFG’s annuity and supplemental insurance businesses compete. See Item 1A — “Risk Factors.” Competitors include (i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions. In a broader sense, AFG’s annuity and supplemental insurance businesses compete for retirement savings with a variety of financial institutions offering a full range of financial services.
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

Other Operations
Through subsidiaries, AFG is engaged in a variety of other operations, including commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), Whitefield, New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina), Palm Beach (Sailfish Marina and Resort), Florida City, Florida (retail commercial development) and apartments in Louisville and Pittsburgh. These operations employed approximately 500 full-time employees at December 31, 2010.
Investment Portfolio
General
A summary of AFG’s fixed maturities and equity securities is shown in Note E to the financial statements. For additional information on AFG’s investments, see Item 7 — Management’s Discussion and Analysis — “Investments.” Portfolio yields are shown below.

	2010	2009	2008

Yield on Fixed Maturities (a):
Excluding realized gains and losses	6.2%	6.9%	6.5%
Including realized gains and losses	6.6%	6.8%	5.2%

Yield on Equity Securities (a):
Excluding realized gains and losses	5.0%	5.0%	2.5%
Including realized gains and losses	15.8%	20.7%	(40.3%)

(a)	Based on amortized cost; excludes effects of changes in unrealized gains and losses. Realized losses include impairment charges.
The table below compares total returns, which include changes in fair value, on AFG’s fixed maturities and equity securities to comparable public indices. While there are no directly comparable indices to AFG’s portfolio, the two shown below are widely used benchmarks in the financial services industry. Both AFG’s performance and the indices include changes in unrealized gains and losses.

	2010	2009	2008

Total return on AFG’s fixed maturities	10.9%	21.1%	(6.5%)
Barclays Capital U.S. Universal Bond Index	7.2%	8.6%	2.4%

Total return on AFG’s equity securities	17.4%	48.0%	(26.8%)
Standard & Poor’s 500 Index	15.1%	26.5%	(37.0%)
Fixed Maturity Investments
AFG’s bond portfolio is invested primarily in taxable bonds. The following table shows AFG’s available for sale fixed maturities by Standard & Poor’s Corporation or comparable rating as of December 31, 2010 (dollars in millions).

	Amortized	Fair Value
S&P or comparable rating	Cost	Amount	%
AAA, AA, A	$12,826	$13,390	69%
BBB	3,924	4,166	22

Total investment grade	16,750	17,556	91

BB	608	601	3
B	454	444	2
CCC, CC, C	495	524	3
D	183	203	1

Total noninvestment grade	1,740	1,772	9

Total	$18,490	$19,328	100%

AFG invests in bonds and redeemable preferred stocks that have primarily intermediate-term maturities. This practice is designed to allow flexibility in reacting to fluctuations of interest rates.
At December 31, 2010, approximately 83% of AFG’s mortgage-backed securities (“MBS”), having a fair value of $6.1 billion, were rated investment grade (BBB or better) by major rating firms. The National Association of Insurance Commissioners (“NAIC”) has retained third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2010, 98% (based on Statutory carrying value of $5.7 billion) of AFG’s MBS portfolio had an NAIC designation of 1 or 2 (the highest of the six designations).
Equity Investments
At December 31, 2010, AFG held common and perpetual preferred stocks with a fair value of $690 million, the largest of which was a $186 million common stock investment in Verisk Analytics, Inc. (“Verisk”), a provider of risk information for insurance companies. AFG recorded after-tax gains of $17 million in the third quarter of 2010 and $49 million in the fourth quarter of 2009 on sales of a portion of its investment in Verisk.
Regulation
AFG’s insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2011 from its insurance subsidiaries without seeking regulatory clearance is approximately $801 million.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), among other things, established a Federal Insurance Office (“FIO”) within the U.S. Treasury. Under this law, regulations will need to be created for the FIO to carry out its mandate to focus on systemic risk oversight. The FIO is required to gather information regarding the insurance industry and submit to Congress a plan to modernize and improve insurance regulation in the U.S. At this time, it is difficult to predict the extent to which the Dodd-Frank Act, or any resulting regulations, will impact AFG’s operations.
Marketform, AFG’s UK-based Lloyd’s insurer, is subject to regulation by the European Union’s executive body, the European Commission. In 2012, Marketform will be required to adopt new capital adequacy and risk management regulations known as Solvency II. Implementation is not expected to be material to AFG.
Most states have created insurance guaranty associations to provide for the payment of claims of insurance companies that become insolvent. Annual guaranty assessments for AFG’s insurance companies have not been material.

ITEM 1A
Risk Factors
In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect AFG’s business, financial condition, cash flows or future results. Any one of these factors could cause our actual results to vary materially from recent results or from anticipated future results. The risks described below are not the only risks facing AFG. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect AFG’s business, financial condition and/or operating results.
Adverse developments in the financial markets and deterioration in global economic conditions could have a material adverse effect on AFG’s results of operations and financial condition.
The highly volatile debt and equity markets, lack of liquidity, widening credit spreads and the collapse of several financial institutions during 2008 and early 2009 resulted in significant realized and unrealized losses in AFG’s investment portfolio. Although economic conditions and financial markets have recently improved, there is continued uncertainty as to whether the recovery will continue. At December 31, 2010, AFG’s net unrealized gain on fixed maturity investments was $838 million consisting of gross gains of $1.1 billion and gross losses of $216 million. Although AFG intends to hold its investments with unrealized losses until they recover in value, its intent may change for a variety of reasons as discussed in Item 7 — “Management’s Discussion and Analysis” — “Investments.” A change in AFG’s ability or intent with regard to a security in an unrealized loss position would result in the recognition of a realized loss.
AFG’s investment performance could also be adversely impacted by the types of investments, industry groups and/or individual securities in which it invests. As of December 31, 2010, 87% of AFG’s investment portfolio was invested in fixed maturity securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. AFG’s equity securities, which represent 3% of its investment portfolio, are subject to market price volatility.
MBS represented about one-third of AFG’s fixed maturity securities at December 31, 2010. AFG’s MBS portfolio will continue to be impacted by general economic conditions, including unemployment levels, real estate values and other factors that could negatively effect the creditworthiness of borrowers. MBS in which the underlying collateral is subprime mortgages represented 2% of AFG’s total fixed maturity portfolio at December 31, 2010; MBS in which the underlying collateral is Alt-A mortgages (risk profile between prime and subprime) represented approximately 4%. See Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” — “Fixed Maturity Portfolio.”
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
Investment returns are an important part of AFG’s overall profitability. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact AFG’s profitability, financial condition or cash flows.
In addition, should economic conditions deteriorate or remain weak, it could have a material adverse effect on AFG’s insureds and reinsurers. However, the impact that this would have on AFG’s business cannot be predicted.

Intense competition could adversely affect AFG’s profitability.
The specialty insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. AFG’s specialty insurance businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. In addition, certain foreign insurers can write business in the U.S. on a tax-advantaged basis and therefore hold a competitive advantage over AFG. AFG also competes with self-insurance plans, captive programs and risk retention groups. Peer companies and major competitors in some or all of AFG’s specialty lines include the following companies and/or their subsidiaries: ACE Ltd., American International Group Inc. (Chartis and Lexington Insurance), Arch Capital Group Ltd., Chubb Corp., Cincinnati Financial Corp., CNA Financial Corp., Liberty Mutual, Markel Corp., Munich Re Group (Midland), Hartford Financial Services Group, HCC Insurance Holdings, Inc., Ironshore Insurance Ltd., RLI Corp., The Travelers Companies Inc., Tokio Marine Holdings, Inc. (Philadelphia Consolidated), W.R. Berkley Corp., Wells Fargo Corp. (Rural Community Insurance), XL Group Plc, Fairfax Financial Holdings Limited (Zenith National) and Zurich Financial Services Group.
AFG’s annuity and supplemental insurance businesses compete with individual insurers and insurance groups, mutual funds and other financial institutions. Competitors include the following companies and/or their subsidiaries: ING Life Insurance and Annuity Company, Metropolitan Life Insurance Company, American International Group Inc., Life Insurance Company of the Southwest, Midland National Life Insurance Company, Allianz Life Insurance Company of North America, Aviva Life and Annuity Company, Mutual of Omaha Insurance Company and Bankers Life and Casualty Company.
Competition is based on many factors, including service to policyholders and agents, product design, reputation for claims handling, ratings and financial strength. Price, commissions, fees, profit sharing terms, interest crediting rates, technology and distribution channels are also important factors. Some of AFG’s competitors have more capital and greater resources than AFG, and may offer a broader range of products and lower prices than AFG offers. If competition limits AFG’s ability to write new or renewal business at adequate rates, its results of operations will be adversely affected.
AFG’s revenues could be negatively affected if it is not able to attract and retain independent agents.
AFG’s reliance on the independent agency market makes it vulnerable to a reduction in the amount of business written by agents. Many of AFG’s competitors also rely significantly on the independent agency market. Accordingly, AFG must compete with other insurance carriers for independent agents’ business. Some of its competitors offer a wider variety of products, lower price for insurance coverage or higher commissions. Loss of a substantial portion of the business that AFG writes through independent agents could adversely affect AFG’s revenues and profitability.
The inability to obtain reinsurance or to collect on ceded reinsurance could adversely impact AFG’s results.
AFG relies on the use of reinsurance to limit the amount of risk it retains. The following amounts of gross property and casualty premiums have been ceded to other insurers: 2010 — $1.2 billion (33%); 2009 — $1.5 billion (39%) and 2008 — $1.4 billion (32%). The availability and cost of reinsurance are subject to prevailing market conditions, which are beyond AFG’s control and which may affect AFG’s level of business and profitablility. AFG also reinsures the death benefits above certain retained amounts on its run-off life insurance business. AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds if any reinsurer is unable to meet its obligations under agreements covering the reinsurance ceded.
AFG is subject to comprehensive regulation, and its ability to earn profits may be restricted by these regulations.
As previously discussed under Item 1 — “Business” — “Regulation,” AFG is subject to comprehensive regulation by government agencies in the states where its insurance company subsidiaries are domiciled and where these subsidiaries issue policies and handle claims. AFG must obtain prior approval for certain corporate actions. The regulations may limit AFG’s ability to obtain rate increases or take other actions designed to increase AFG’s profitability. Such regulation is primarily intended for the protection of policyholders rather than securityholders.

In July 2010, the Dodd-Frank Act was signed into law. Among other things, this law established the Federal Insurance Office within the U.S. Treasury and authorizes it to gather information regarding the insurance industry and submit to Congress a plan to modernize and improve insurance regulation in the U.S.
Existing insurance-related laws and regulations may become more restrictive in the future or new restrictive laws may be enacted; it is not possible to predict the potential effects of these laws and regulations. The costs of compliance or the failure to comply with existing or future regulations could harm AFG’s financial results and its reputation with customers.
New IRS regulations governing 403(b) plans became effective January 1, 2009. As a result, school districts and other not-for-profit employers are required to assume additional responsibilities for 403(b) plans offered to their employees. One consequence of these new regulations is that many of these employers have reduced the number of companies allowed to offer 403(b) products to their employees. AFG’s annuity premiums could be negatively impacted if its insurance company subsidiaries are excluded from school districts that have historically been the source of a significant amount of premiums.
The failure of AFG’s insurance subsidiaries to maintain a commercially acceptable financial strength rating would have a significant negative effect on their ability to compete successfully.
As discussed under Item 1 — “Business” — “Property and Casualty Insurance Operations” and Item 1 — “Business” — “Annuity and Supplemental Insurance Operations — General,” financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales. A downgrade out of the “A” category in AFG’s insurers’ claims-paying and financial strength ratings could significantly reduce AFG’s business volumes in certain lines of business, adversely impact AFG’s ability to access the capital markets and increase AFG’s borrowing costs.
The continued threat of terrorism and ongoing military and other actions may adversely affect AFG’s financial results.
The continued threat of terrorism, both within the United States and abroad, and the ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause losses from insurance claims related to AFG’s property and casualty and life insurance operations with adverse financial consequences. In addition, some of the assets in AFG’s investment portfolios may be adversely affected by declines in the capital markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.
AFG’s results may fluctuate as a result of cyclical pricing changes in the specialty insurance industry.
The property and casualty group operates in a highly competitive industry that is affected by many factors that can cause significant fluctuations in its results of operations. The industry has historically been subject to pricing cycles characterized by periods of intense competition and lower premium rates (a “downcycle”) followed by periods of reduced competition, reduced underwriting capacity due to lower policyholders’ surplus and higher premium rates (an “upcycle”). The trend of AFG’s underwriting results typically follows that of the industry and a prolonged downcycle could adversely affect AFG’s results of operations.

AFG’s property and casualty reserves may be inadequate, which could significantly affect AFG’s financial results.
AFG’s property and casualty insurance subsidiaries record reserve liabilities for the estimated payment of losses and loss adjustment expenses for both reported and unreported claims. Due to the inherent uncertainty of estimating reserves, it has been necessary in the past, and will continue to be necessary in the future, to revise estimated liabilities as reflected in AFG’s reserves for claims and related expenses. The historic development of reserves for losses and loss adjustment expense may not necessarily reflect future trends in the development of these amounts. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on historical information. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period in which the deficiency is recognized.
AFG’s results could be negatively impacted by severe weather conditions or other catastrophes.
AFG recorded catastrophe losses of $49 million in 2010 (primarily from hailstorms), $18 million in 2009 and $59 million in 2008 (principally wind-related storm damage from hurricanes Gustav and Ike and tornadoes). Catastrophes (some of which are seasonal) can be caused by natural events such as hurricanes, windstorms, tornadoes, hailstorms, severe winter weather, earthquakes, explosions and fire, and by man-made events, such as terrorist attacks and riots. While not considered a catastrophe by industry standards, droughts could also have a significant adverse impact on AFG’s crop insurance results. The extent of losses from a catastrophe is a function of the amount of insured exposure in the area affected by the event and the severity of the event. In addition, certain catastrophes could result in both property and non-property claims from the same event. A severe catastrophe or a series of catastrophes could result in losses exceeding AFG’s reinsurance protection and may have a material adverse impact on its results of operations or financial condition.
Climate change and related regulation could adversely affect AFG’s property and casualty insurance operations.
While AFG does not believe that its operations are likely to be impacted by existing laws and regulations regarding climate change, it is possible that future regulation in this area could result in additional compliance costs and demands on management time.
To the extent that global climate change meaningfully alters weather and tidal patterns, or sea levels, it is possible that the AFG’s property and casualty insurance operations could experience an increase in claims, primarily in coastal areas and in AFG’s crop and agricultural businesses.
Volatility in crop prices could negatively impact AFG’s financial results.
Weather conditions and the level of crop prices in the commodities market heavily impact AFG’s crop insurance business. These factors are inherently unpredictable and could result in significant volatility in the results of the crop insurance business from one year to the next.
Changes in interest rates could adversely impact the spread AFG earns on its annuity products.
The profitability of AFG’s annuity business is largely dependent on spread (the difference between what it earns on its investments and the crediting rate it pays on its annuity contracts). Most of AFG’s annuity products have guaranteed minimum crediting rates (ranging from 4% down to currently 1% on new business). During periods of falling interest rates, AFG may not be able to fully offset the decline in investment earnings with lower crediting rates. During periods of rising rates, there may be competitive pressure to increase crediting rates to avoid a decline in sales or increased surrenders, thus resulting in lower spreads. In addition, an increase in surrenders could require the sale of investments at a time when the prices of those assets are lower due to the increase in market rates, which may result in realized investment losses.

Variations from the actuarial assumptions used to establish certain assets and liabilities in AFG’s annuity and supplemental insurance business could negatively impact AFG’s reported financial results.
The earnings on certain products sold by AFG’s annuity and supplemental insurance business depend significantly upon the extent to which actual experience is consistent with the assumptions used in setting reserves and establishing and amortizing deferred policy acquisition costs (“DPAC”). These assumptions relate to investment yields (and spreads over fixed annuity crediting rates), mortality, surrenders, annuitizations and, on some policies, the ability to obtain price increases, and morbidity. Developing such assumptions is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. These assumptions, and therefore AFG’s results of operations, could be negatively impacted by changes in any of the factors listed above. For example, AFG recorded a $25 million pretax charge in 2010 due primarily to the impact of changes in assumptions related to future investment yields and annuitization and death benefits partially offset by the impact of lower expected expenses and crediting rates in the fixed annuity business.
As a holding company, AFG is dependent on the operations of its insurance company subsidiaries to meet its obligations and pay future dividends.
AFG is a holding company and a legal entity separate and distinct from its insurance company subsidiaries. As a holding company without significant operations of its own, AFG’s principal sources of funds are dividends and other distributions from its insurance company subsidiaries. As discussed under “Regulation,” state insurance laws limit the ability of insurance companies to pay dividends or other distributions and require insurance companies to maintain specified levels of statutory capital and surplus. AFG’s rights to participate in any distribution of assets of its insurance company subsidiaries are subject to prior claims of policyholders and creditors (except to the extent that its rights, if any, as a creditor are recognized). Consequently, AFG’s ability to pay debts, expenses and cash dividends to its shareholders may be limited.
Adverse developments in the financial markets may limit AFG’s access to capital.
Financial markets in the U.S. and elsewhere experienced extreme volatility during the latter part of 2008 and early 2009. These circumstances exerted downward pressure on stock prices and limited access to the equity and debt markets for certain issuers, including AFG. Although access to credit markets eased significantly by 2010, enabling AFG to issue $132 million in 40-year Senior Notes, there is no assurance that access to these markets will continue.
The three-year revolving credit facility under which AFG can borrow up to $500 million expires in August 2013. There is no assurance that this facility will be renewed. In addition, AFG’s access to funds through this facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under this agreement during 2010.
If AFG cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition would be adversely affected.
AFG may be adversely impacted by a downgrade in the ratings of its debt securities.
AFG’s debt securities are rated by Standard & Poor’s and Moody’s independent corporate credit rating agencies. AFG’s senior indebtedness is currently rated BBB+ by Standard & Poor’s and Baa2 by Moody’s. Securities ratings are subject to revision or withdrawal at any time by the assigning rating organization. A security rating is not a recommendation to buy, sell or hold securities. An unfavorable change in either of these ratings could make it more expensive to access the capital markets and may increase the interest rate charged under AFG’s current multi-bank credit line.

AFG is a party to litigation which, if decided adversely, could impact its financial results.
AFG and its subsidiaries are named as defendants in a number of lawsuits. See Item 1 — “Business” — “Property and Casualty Insurance Operations — Asbestos and Environmental Reserves (“A&E”),” Item 3 — “Legal Proceedings,” and Item 7 — “Management’s Discussion and Analysis” — “Uncertainties.” Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain and could result in liabilities that may vary from amounts AFG has currently recorded and a material variance could have a material effect on AFG’s business, operations, profitability or financial condition.
Certain shareholders exercise substantial control over AFG’s affairs, which may impede a change of control transaction.
Carl H. Lindner is Chairman of the Board of Directors of AFG, and his sons, Carl H. Lindner III and S. Craig Lindner, are each Co-Chief Executive Officers and Directors of AFG. Carl H. Lindner, Carl H. Lindner III and S. Craig Lindner beneficially own 2.6%, 7.2% and 6.2%, respectively, of AFG’s outstanding Common Stock as of February 1, 2011. As a result, certain members of the Lindner family have the ability to exercise significant influence over AFG’s management, including over matters requiring shareholder approval.
The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.
The price of AFG’s Common Stock, listed on the NYSE and Nasdaq Global Select Market, constantly changes. During 2010, AFG’s Common Stock traded at prices ranging between $23.90 and $32.75. AFG’s Common Stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include but are not limited to:
•	actual or anticipated variations in quarterly operating results;
•	actual or anticipated changes in the dividends paid on AFG Common Stock;
•	rating agency actions;
•	recommendations by securities analysts;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving AFG or its competitors;
•	operating and stock price performance of other companies that investors deem comparable to AFG;
•	news reports relating to trends, concerns and other issues in AFG’s lines of business;
•	general economic conditions, including volatility in the financial markets; and
•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

ITEM 2
Properties
Subsidiaries of AFG own several buildings in downtown Cincinnati. AFG and its affiliates occupy about half of the aggregate 680,000 square feet of commercial and office space in these buildings.
AFG’s insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including Great American’s and GAFRI’s home offices in Cincinnati and UTA’s home office in Austin. In December 2007, AFG signed a 15-year lease (commencing in 2011) for space in a new office tower in downtown Cincinnati. The new building will enable AFG to consolidate operations from several leased locations. A property and casualty insurance subsidiary owns approximately 177,000 square feet of office space on 17.5 acres of land in Richfield, Ohio, approximately 90% of which it occupies; the remaining space is leased to unaffiliated tenants. See Item 1 — “Business” — “Other Operations” for a discussion of AFG’s other commercial real estate operations.
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
AFG’s insurance company subsidiaries and its 100%-owned subsidiary, American Premier Underwriters (including its subsidiaries, “American Premier”), are parties to litigation and receive claims alleging injuries and damages from asbestos, environmental and other substances and workplace hazards and have established loss accruals for such potential liabilities; other than the A.P. Green Industries proceedings discussed below, none of such litigation or claims is individually material to AFG. The ultimate loss for these claims may vary materially from amounts currently recorded as the conditions surrounding resolution of these claims continue to change.
American Premier is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), seeking to impose responsibility on American Premier for hazardous waste or discharge remediation costs at certain railroad sites formerly owned by its predecessor, Penn Central Transportation Company (“PCTC”), and at certain other sites where hazardous waste or discharge allegedly generated by PCTC’s railroad operations and American Premier’s former manufacturing operations is present. It is difficult to estimate American Premier’s liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, American Premier believes that its accruals for potential environmental liabilities are adequate to cover the probable amount of such liabilities, based on American Premier’s estimates of remediation costs and related expenses and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to American Premier and are subject to future change as additional information becomes available.
As previously reported, Great American Insurance Company and certain other insurers were parties to declaratory judgment coverage litigation brought in 2001 in the United States District Court for the Southern District of Ohio (arising from claims alleging asbestos exposure resulted in bodily injury) under insurance policies issued during the 1970’s and 1980’s to Bigelow-Liptak Corporation and related companies, subsequently known as A.P. Green Industries, Inc. (“A.P. Green”).

A.P. Green sought to recover defense and indemnity expenses related to those claims from a number of insurers, including Great American.
In February 2002, A.P. Green filed petitions for bankruptcy under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania (In Re Global Industrial Technologies, Inc., et al, filed February 14, 2002) and subsequently (in 2002) commenced adversary proceedings in that Court against Great American Insurance Company and other companies to obtain an adjudication of the insured’s rights under the above-referenced insurance policies.
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
During 2007, the Bankruptcy Court confirmed the A. P. Green Plan of Reorganization which includes the injunction required by Great American’s settlement agreement. Certain parties appealed the confirmation on issues that management believes ultimately will not impact the Great American settlement. This matter remains pending before the Third Circuit Court of Appeals.

PART II
ITEM 5
Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities
AFG Common Stock is listed and traded on the New York Stock Exchange and the Nasdaq Global Select Market under the symbol AFG. The information presented in the table below represents the high and low sales prices per share reported on the NYSE Composite Tape.

	2010		2009
	High	Low	High	Low

First Quarter	$28.64	$23.90	$24.20	$12.77
Second Quarter	30.25	25.40	23.54	15.51
Third Quarter	30.88	26.69	26.63	20.40
Fourth Quarter	32.75	30.04	26.52	23.26
There were approximately 7,500 shareholders of record of AFG Common Stock at February 1, 2011. AFG declared and paid quarterly dividends of $.1375 per share in January, April and July 2010. In August 2010, AFG increased its quarterly dividend to $.1625 and declared and paid its first dividend at that rate in October 2010. In 2009, AFG declared and paid quarterly dividends of $.13 per share. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.
Issuer Purchases of Equity Securities AFG repurchased shares of its common stock during 2010 as follows:

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs (a)

First Quarter	2,911,834	$25.76	2,911,834	5,055,431

Second Quarter	2,730,521	$27.82	2,730,521	2,324,910

Third Quarter	1,717,755	$29.11	1,717,755	5,607,155

October	21,000	$30.48	21,000	5,586,155

November	1,885,281	$31.01	1,885,281	3,700,874

December	992,447	$32.14	992,447	2,708,427

(a)
Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in August 2010. In February 2011, AFG’s Board of Directors authorized the repurchase of ten million additional shares. Between January 1, 2011 and February 18, 2011, an additional 614,000 shares were repurchased at an average price of $33.62 per share leaving 12.1 million shares authorized under the Plans.

In addition, AFG acquired 1,000 shares of its common stock (at $31.05 per share) in November 2010 and 2,207 shares of its common stock (at $32.43 per share) in December 2010 in connection with its stock incentive plans.

ITEM 6
Selected Financial Data
The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).

	2010	2009	2008	2007	2006
Earnings Statement Data:
Total Revenues	$4,497	$4,320	$4,293	$4,379	$4,225
Operating Earnings Before Income Taxes	689	812	316	639	694
Earnings from Continuing Operations	423	530	200	413	460
Discontinued Operations	—	—	—	2	31
Less: Net Earnings (Loss) Attributable to Noncontrolling Interests	(56)	11	4	32	38
Net Earnings Attributable to Shareholders	479	519	196	383	453

Basic Earnings Per Common Share:
Earnings from Continuing Operations	$4.38	$4.49	$1.71	$3.24	$3.63
Discontinued Operations	—	—	—	.01	.21
Net Earnings Attributable to Shareholders	4.38	4.49	1.71	3.25	3.84

Diluted Earnings Per Common Share:
Earnings from Continuing Operations	$4.33	$4.45	$1.67	$3.09	$3.54
Discontinued Operations	—	—	—	.01	.21
Net Earnings Attributable to Shareholders	4.33	4.45	1.67	3.10	3.75

Cash Dividends Paid Per Share of Common Stock	$.575	$.52	$.50	$.40	$.367

Ratio of Earnings to Fixed Charges Including Annuity Benefits (a)	2.41	2.58	1.63	2.40	2.62

Balance Sheet Data:
Total Assets	$32,454	$27,683	$26,428	$25,808	$25,101

Long-term Debt	952	828	1,030	937	921
Shareholders’ Equity	4,470	3,781	2,490	3,046	2,929

(a)
Fixed charges are computed on a “total enterprise” basis. For purposes of calculating the ratios, “earnings” have been computed by adding to pretax earnings the fixed charges and the noncontrolling interests in earnings of subsidiaries having fixed charges and the undistributed equity in losses of investees. Fixed charges include interest (including annuity benefits as indicated), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor.

The ratio of earnings to fixed charges excluding annuity benefits was 9.09, 11.06, 4.75, 8.49 and 9.15 for 2010, 2009, 2008, 2007 and 2006, respectively. Although the ratio of earnings to fixed charges excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, some investors and lenders may not consider interest credited to annuity policyholders’ accounts a borrowing cost for an insurance company, and accordingly, believe this ratio is meaningful.

ITEM 7
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
INDEX TO MD&A
GENERAL
Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of AFG’s financial condition and results of operations. This discussion should be read in conjunction with the financial statements beginning on page F-1.
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
At December 31, 2010, AFG (parent) held approximately $410 million in cash and securities and had $500 million available under a bank line of credit expiring in August 2013.
Results of Operations
Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses and in the sale of traditional fixed and indexed annuities and a variety of supplemental insurance products such as Medicare supplement.
The property and casualty business is cyclical in nature with periods of high competition resulting in low premium rates, sometimes referred to as a “soft market” or “downcycle” followed by periods of reduced competition and higher premium rates, referred to as a “hard market” or “upcycle.” For the past several years, AFG’s Specialty insurance operations have experienced soft market conditions. Overall renewal pricing was flat in 2010 and 2009, after being down about 4% in both 2008 and 2007.
AFG reported net earnings attributable to shareholders of $479 million ($4.33 per share diluted) in 2010 compared to $519 million ($4.45 per share diluted) in 2009. Improved operating results in the annuity and supplemental insurance group and higher realized gains were more than offset by lower underwriting profit and lower investment income in the property and casualty operations.

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
See “Liquidity and Capital Resources — Uncertainties” for a discussion of insurance reserves, recoverables from reinsurers, and contingencies related to American Premier’s former operations and “Liquidity and Capital Resources — Investments” for a discussion of impairments on investments. Deferred policy acquisition costs (“DPAC”) and certain liabilities related to annuities and universal life insurance products are amortized in relation to the present value of expected gross profits on the policies. Assumptions considered in determining expected gross profits involve significant judgment and include management’s estimates of assumed interest rates and investment spreads, surrenders, annuitizations, renewal premiums and mortality. Should actual experience require management to change its assumptions (commonly referred to as “unlocking”), a charge or credit would be recorded to adjust DPAC or annuity liabilities to the levels they would have been if the new assumptions had been used from the inception date of each policy.
LIQUIDITY AND CAPITAL RESOURCES
Ratios AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions). Management intends to maintain the ratio of debt to capital at or below 25% and intends to maintain the capital of its significant insurance subsidiaries at or above levels currently indicated by rating agencies as appropriate for the current ratings.

	December 31,
	2010	2009
Long-term debt	$952	$828
Total capital	5,050	4,698
Ratio of debt to total capital:
Including debt secured by real estate	18.9%	17.6%
Excluding debt secured by real estate	17.8%	16.4%
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
AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.41 for the year ended December 31, 2010. Excluding annuity benefits, this ratio was 9.09 for 2010. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.
The NAIC’s model law for risk based capital (“RBC”) applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2010, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements.

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
In August 2010, AFG replaced its bank credit facility with a three-year, $500 million revolving credit line. There were no borrowings under this agreement, or any other parent company short-term borrowing arrangements, during 2010. In September 2010, AFG issued $132 million of 7% Senior Notes due 2050.
During 2010, AFG repurchased 10.3 million shares of its Common Stock for $292 million. Through February 18, 2011, an additional 614,000 shares were repurchased for $21 million, using cash on hand at the parent company.
During 2009, AFG retired $136 million of 7-1/8% Senior Debentures at maturity, issued $350 million of 9-7/8% Senior Notes due 2019 and repurchased 3.3 million shares of its Common Stock for $81 million.
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
Subsidiary Liquidity Great American Life Insurance Company (“GALIC”), a wholly-owned annuity and supplemental insurance subsidiary, became a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) in 2009. The FHLB makes loans and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds borrowed. GALIC’s $15 million investment in FHLB capital stock at December 31, 2010, is included in other investments at cost. Membership in the FHLB provides the annuity and supplemental insurance operations with a substantial additional source of liquidity. No funds have been borrowed from the FHLB.
National Interstate Corporation (“NATL”), a 52%-owned property and casualty insurance subsidiary, can borrow up to $75 million, subject to certain conditions, under an unsecured credit agreement expiring in December 2012. Amounts borrowed bear interest at rates ranging from .45% to .9% (currently .65%) over LIBOR based on NATL’s credit rating. There was $20 million outstanding under this agreement at December 31, 2010. The maximum outstanding balance under this agreement during 2010 was $45 million.
In 2008, GAFRI used cash on hand to redeem its $28 million in 6-7/8% notes at maturity. In 2008, NATL redeemed its $15 million in outstanding variable rate debentures at par.
The liquidity requirements of AFG’s insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and expenses, payments of dividends and taxes to AFG and contributions of capital to their subsidiaries. Historically, cash flows from premiums and investment income have generally provided more than sufficient funds to meet these requirements without requiring a sale of investments or contributions from AFG. Funds received in excess of cash requirements are generally invested in additional marketable securities. In addition, the insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments.

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
For statutory accounting purposes, equity securities of non-affiliates are generally carried at fair value. At December 31, 2010, AFG’s insurance companies owned publicly traded equity securities with a fair value of $659 million. In addition, GAI’s investment in NATL common stock had a fair value of $218 million and a statutory carrying value of $173 million at December 31, 2010. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.
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

		Within			More than
	Total	One Year	2-3 Years	4-5 Years	5 Years
Annuity, life, accident and health liabilities (a)	$14,555	$1,413	$2,776	$3,009	$7,357
Property and casualty unpaid losses and loss adjustment expenses (b)	6,413	1,800	1,900	1,200	1,513
Long-term debt, including interest	2,188	94	198	158	1,738
Operating leases (c)	408	46	88	69	205

Total (d)	$23,564	$3,353	$4,962	$4,436	$10,813

(a)	Reserve projections include anticipated cash benefit payments only. Projections do not include any impact for future earnings or additional premiums.

(b)
Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $2.2 billion as follows: Within 1 year — $600 million; 2-3 years — $700 million; 4-5 years — $400 million; and thereafter — $549 million. Actual payments and their timing could differ significantly from these estimates.

(c)	Includes a 15-year lease for new office space with rentals, including estimated operating costs, averaging approximately $17 million per year beginning in 2011.

(d)	AFG’s $48 million liability for unrecognized tax benefits as of December 31, 2010, is not included because the period of payment cannot be reliably estimated.
AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2010.

Off-Balance Sheet Arrangements See Note P — “Additional Information — Financial Instruments with Off-Balance Sheet Risk” to the financial statements.
Investments AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.
AFG’s investment portfolio at December 31, 2010, contained $19.3 billion in “Fixed maturities” classified as available for sale and $690 million in “Equity securities”, all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $393 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.
As detailed under “Net Unrealized Gain on Marketable Securities” in Note E to the financial statements, unrealized gains and losses on AFG’s fixed maturity and equity securities are included in Shareholders’ Equity after adjustments for related changes in deferred policy acquisition costs and certain liabilities related to annuities, noncontrolling interests and deferred income taxes. DPAC applicable to annuity products is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding increases or decreases (net of tax) included in accumulated other comprehensive income in AFG’s Balance Sheet.
Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2010, the average life of AFG’s fixed maturities was about six years.
Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities (“MBS”), which comprise approximately one-third of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the other two-thirds of AFG’s fixed maturity portfolio, approximately 94% are priced using pricing services and the balance is priced internally or by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.
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
Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. Prices obtained from a broker or pricing service are adjusted only in cases where they are deemed not to be representative of an appropriate exit price (fewer than 1% of the securities).

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31, 2010 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$19,721
Pretax impact on fair value of 100 bps increase in interest rates	$(868)
Pretax impact as % of total fixed maturity portfolio	(4.4%)
Approximately 91% of the fixed maturities held by AFG at December 31, 2010, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.
AFG’s MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.
Summarized information for AFG’s MBS (including those classified as trading) at December 31, 2010, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed rate mortgages. The average life of the residential and commercial MBS is approximately 4 and 5 years, respectively.

					% Rated
	Amortized		Fair Value as	Unrealized	Investment
Collateral type	Cost	Fair Value	% of Cost	Gain (Loss)	Grade
Residential:
Agency-backed	$452	$470	104%	$18	100%
Non-agency prime	2,203	2,302	104	99	79
Alt-A	729	706	97	(23)	53
Subprime	413	410	99	(3)	55
Commercial	2,008	2,159	108	151	100
Other	25	28	112	3	54

	$5,830	$6,075	104%	$245	83%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC has retained third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2010, 98% (based on statutory carrying value of $5.7 billion) of AFG’s MBS securities had an NAIC designation of 1 or 2.
Municipal bonds represented approximately 15% of AFG’s fixed maturity portfolio at December 31, 2010. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2010, approximately 70% of the municipal bond portfolio was held in revenue bonds, with the remaining 30% held in general obligation bonds. State general obligation securities of California, Illinois, New Jersey and New York represented only 2% of this portfolio.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2010, is shown in the following table (dollars in millions). Approximately $282 million of available for sale “Fixed maturities” and $42 million of “Equity securities” had no unrealized gains or losses at December 31, 2010.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$15,347	$3,699
Amortized cost of securities	$14,293	$3,915
Gross unrealized gain (loss)	$1,054	$(216)
Fair value as % of amortized cost	107%	94%
Number of security positions	3,101	1,149
Number individually exceeding $2 million gain or loss	82	2
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$375	$(130)
Banks, savings and credit institutions	80	(15)
Gas and electric services	123	(3)
States and municipalities	53	(41)
Percentage rated investment grade	93%	82%

Equity Securities
Fair value of securities	$564	$84
Cost of securities	$326	$90
Gross unrealized gain (loss)	$238 (*)	$(6)
Fair value as % of cost	173%	93%
Number of security positions	86	34
Number individually exceeding $2 million gain or loss	7	—

(*)	Includes $163 million on AFG’s investment in Verisk Analytics, Inc.
The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2010, based on their fair values. Asset- backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	with	with
	Unrealized	Unrealized
Maturity	Gains	Losses
One year or less	3%	1%
After one year through five years	30	15
After five years through ten years	30	30
After ten years	6	25

	69	71
Mortgage-backed securities (average life of approximately four years)	31	29

	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis

Fixed Maturities at December 31, 2010

Securities with unrealized gains:
Exceeding $500,000 (639 issues)	$8,090	$759	110%
$500,000 or less (2,462 issues)	7,257	295	104

	$15,347	$1,054	107%

Securities with unrealized losses:
Exceeding $500,000 (112 issues)	$567	$(111)	84%
$500,000 or less (1,037 issues)	3,132	(105)	97

	$3,699	$(216)	94%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Loss	Basis

Securities with Unrealized Losses at December 31, 2010

Investment grade fixed maturities with losses for:
Less than one year (720 issues)	$2,616	$(68)	97%
One year or longer (166 issues)	420	(58)	88

	$3,036	$(126)	96%

Non-investment grade fixed maturities with losses for:
Less than one year (74 issues)	$201	$(7)	97%
One year or longer (189 issues)	462	(83)	85

	$663	$(90)	88%

Common equity securities with losses for:
Less than one year (6 issues)	$21	$—	99%
One year or longer (6 issues)	4	(1)	88

	$25	$(1)	97%

Perpetual preferred equity securities with losses for:
Less than one year (11 issues)	$22	$—	98%
One year or longer (11 issues)	37	(5)	88

	$59	$(5)	92%

When a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:
a)	whether the unrealized loss is credit-driven or a result of changes in market interest rates,
b)	the extent to which fair value is less than cost basis,
c)	historical operating, balance sheet and cash flow data contained in issuer SEC filings and news releases,
d)	near-term prospects for improvement in the issuer and/or its industry,
e)	third party research and communications with industry specialists,
f)	financial models and forecasts,
g)	the continuity of dividend payments, maintenance of investment grade ratings and hybrid nature of certain investments,
h)	discussions with issuer management, and
i)	ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value.

Based on its analysis of the factors listed above, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability to hold the securities until they recover in value and, at December 31, 2010, had no intent to sell them. Although AFG has the ability to continue holding its investments with unrealized losses, its intent may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for “other-than-temporary” impairment, see Management’s Discussion and Analysis — “Results of Operations — Realized Gains (Losses) on Securities.”
Uncertainties As more fully explained in the following paragraphs, management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations.
Property and Casualty Insurance Reserves Estimating the liability for unpaid losses and loss adjustment expenses (“LAE”) is inherently judgmental and is influenced by factors that are subject to significant variation. Determining the liability is a complex process incorporating input from many areas of the company including actuarial, underwriting, pricing, claims and operations management.
The estimates of liabilities for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon: (a) the accumulation of case estimates for losses reported prior to the close of the accounting periods on direct business written (“case reserves”); (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of claims incurred but not reported or “IBNR” (including possible development on known claims); (d) estimates (based on experience) of expense for investigating and adjusting claims; and (e) the current state of law and coverage litigation.
The process used to determine the total reserve for liabilities involves estimating the ultimate incurred losses and LAE, adjusted for amounts already paid on the claims. The IBNR reserve is derived by first estimating the ultimate unpaid reserve liability and subtracting case reserves and LAE.
In determining management’s best estimate of the ultimate liability, management (including Company actuaries) considers items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, the nature and maturity of lines of insurance, general economic trends and the legal environment. In addition, historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors are analyzed using actuarial reserve development techniques. Weighing all of the factors, the management team determines a single or “point” estimate that it records as its best estimate of the ultimate liabilities. Ranges of loss reserves are not developed by Company actuaries. This reserve analysis and review is completed each quarter and for every line of business.
Each quarterly review includes in-depth analysis of over 500 subdivisions of the business, employing multiple actuarial techniques. For each particular subdivision, actuaries use informed, professional judgment to adjust these techniques as necessary to respond to specific conditions in the data or within the business.
Some of the standard actuarial methods employed for the quarterly reserve analysis may include (but may not be limited to):
•	Case Incurred Development Method
•	Paid Development Method
•	Projected Claim Count Times Projected Claim Severity
•	Bornhuetter-Ferguson Method
•	Incremental Paid LAE to Paid Loss Methods

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
The period of time from the occurrence of a loss through the settlement of the liability is referred to as the “tail”. Generally, the same actuarial methods are considered for both short-tail and long-tail lines of business because most of them work properly for both. The methods are designed to incorporate the effects of the differing length of time to settle particular claims. For short-tail lines, management tends to give more weight to the Case Incurred and Paid Development methods, although the various methods tend to produce similar results. For long-tail lines, more judgment is involved, and more weight may be given to the Bornhuetter-Ferguson method and the Projected Claim Count times Projected Claim Severity method. Liability claims for long-tail lines are more susceptible to litigation and can be significantly affected by changing contract interpretation and the legal environment. Therefore, the estimation of loss reserves for these classes is more complex and subject to a higher degree of variability.
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
Supplementary statistical information is also reviewed to determine which methods are most appropriate to use or if adjustments are needed to particular methods. Such information includes:
•	Open and closed claim counts
•	Average case reserves and average incurred on open claims
•	Closure rates and statistics related to closed and open claim percentages
•	Average closed claim severity
•	Ultimate claim severity
•	Reported loss ratios
•	Projected ultimate loss ratios
•	Loss payment patterns
Within each line, results of individual methods are reviewed, supplementary statistical information is analyzed, and all data from underwriting, operating and claim management are considered in deriving management’s best estimate of the ultimate liability. This estimate may be the result of one method, or a weighted average of several methods, or a judgmental selection as the management team determines is appropriate.

The following table shows (in millions) the breakdown of AFG’s property and casualty reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves).

	Gross Loss Reserves at December 31, 2010
				Total
	Case	IBNR	LAE	Reserve
Statutory Line of Business
Other liability — occurrence	$447	$1,325	$299	$2,071
Workers’ compensation	775	343	138	1,256
Other liability — claims made	203	369	81	653
Commercial auto/truck liability/medical	189	285	97	571
Commercial multi-peril	139	117	96	352
Special property (fire, allied lines, inland marine, earthquake)	210	78	21	309
Other lines	131	316	165	612

Total Statutory Reserves	2,094	2,833	897	5,824

Adjustments for GAAP:
Reserves of foreign operations	286	237	5	528
Deferred gains on retroactive reinsurance	—	84	—	84
Loss reserve discounting	(21)	—	—	(21)
Other	(1)	(1)	—	(2)

Total Adjustments for GAAP	264	320	5	589

Total GAAP Reserves	$2,358	$3,153	$902	$6,413

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system that can eliminate the risk of actual ultimate results differing from such estimates. As shown in footnote (a) to the reserve development table (loss triangle) on page 8, the original estimates of AFG’s liability for losses and loss adjustment expenses, net of reinsurance, over the past 10 years have developed through December 31, 2010, to be deficient (for four years) by as much as 20.2% and redundant (for six years) by as much as 14.5% (excluding the effect of special charges for asbestos, environmental and other mass tort exposures). This development illustrates the historical impact caused by variability in factors considered in estimating insurance reserves.
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

The estimated cumulative impact that a 1% change in cost trends would have on net earnings is shown below (in millions).

Effect of 1%
Change in
Line of business	Cost Trends
Other liability — occurrence	$21
Workers’ compensation	23
Other liability — claims made	10
Commercial auto/truck liability/medical	7
Commercial multi-peril	4
The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2010, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.

	5-yr. Average	Net Reserves(**)	Effect on Net
	Development(*)	December 31, 2010	Earnings(**)

Other liability — occurrence	(5.0%)	$792	$40
Workers’ compensation	(.7%)	844	6
Other liability — claims made	(2.9%)	429	12
Commercial auto/truck liability/medical	(3.9%)	393	15
Commercial multi-peril	—%	197	—

(*)	Unfavorable (favorable), net of tax effect.

(**)	Excludes asbestos and environmental liabilities.
The following discussion describes key assumptions and important variables that affect the estimate of the reserve for loss and loss adjustment expenses of the more significant lines of business and explains what caused them to change from assumptions used in the preceding period.
Other Liability — Occurrence
This long-tail line of business consists of coverages protecting the insured against legal liability resulting from negligence, carelessness, or a failure to act causing property damage or personal injury to others. Some of the important variables affecting estimation of loss reserves for other liability — occurrence include:
•	Litigious climate
•	Unpredictability of judicial decisions regarding coverage issues
•	Magnitude of jury awards
•	Outside counsel costs
•	Timing of claims reporting
AFG recorded favorable development of $108 million in 2010, $55 million in 2009 and $72 million in 2008 related to its other liability-occurrence coverage where both the frequency and severity of claims were lower than previously projected.
While management applies the actuarial methods mentioned above, more judgment is involved in arriving at the final reserve to be held. For recent accident years, more weight is given to the Bornhuetter-Ferguson method.
Uncertainty has emerged regarding AFG’s potential exposure for claims arising from the use of Chinese drywall. The potential exposure arises from insured policyholders who may have been associated with the installation of Chinese drywall in residential construction. While potential liability is uncertain and is subject to judicial decisions including interpretation of coverage provisions, management believes that AFG’s reserves for claims arising from the use of Chinese drywall are adequate.

Workers’ Compensation
This long-tail line of business provides coverage to employees who may be injured in the course of employment. Some of the important variables affecting estimation of loss reserves for workers’ compensation include:
•	Legislative actions and regulatory interpretations
•	Future medical cost inflation
•	Timing of claims reporting
AFG’s workers’ compensation business is written primarily in California. Significant reforms passed by the California state legislature in 2003 and in 2004 reduced employer premiums and set treatment standards for injured workers. AFG recorded favorable prior year loss development of $11 million in 2010, $20 million in 2009 and $32 million in 2008 due primarily to the impact of the legislation on claim costs being more favorable than previously anticipated. As claims incurred in 2003 through 2007 are now reaching a higher percentage of settlement and maturity, management is able to estimate the ultimate costs of these claims with more precision.
Management assumes now that the standard actuarial techniques adequately reflect the impact of the reforms and recent judicial decisions. Several methods (including development methods and those based on claim count and severity) are weighted together to produce indications of reserve need. Management continues to review the frequency, severity and loss and LAE ratios implied by the indications from the standard tests and considers the uncertainties of future costs in determining the appropriate reserve level.
Other Liability — Claims Made
This long-tail line of business consists mostly of directors’ and officers’ liability. Some of the important variables affecting estimation of loss reserves for other liability — claims made include:
•	Litigious climate
•	The economy
•	Variability of stock prices
•	Magnitude of jury awards
The general state of the economy and the variability of the stock price of the insured can affect the frequency and severity of shareholder class action suits that trigger coverage under directors’ and officers’ liability policies.
AFG recorded favorable prior year loss development of $40 million in 2010, $26 million in 2009 and $29 million in 2008 on its directors’ and officers’ liability business as claim severity was significantly less than expected. The legal professional liability business, which is in run-off, had favorable development of $18 million in 2010 and $14 million in 2009 after several years of modest adverse development; as this run-off liability has matured, the claim severity trends have stabilized and the frequency is also less than expected.
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

Some of the important variables affecting estimation of loss reserves for commercial auto/truck liability/medical are similar to other liability — occurrence and include:
•	Magnitude of jury awards
•	Unpredictability of judicial decisions regarding coverage issues
•	Litigious climate and trends
•	Change in frequency of severe accidents
•	Health care costs and utilization of medical services by injured parties
AFG recorded favorable prior year loss development of $26 million in 2010, $6 million in 2009 and $8 million in 2008 for this line of business as claim severity was lower than in prior assumptions.
Commercial Multi-Peril
This long-tail line of business consists of two or more coverages protecting the insured from various property and liability risk exposures. The commercial multi-peril line of business includes coverage similar to other liability — occurrence, so in general, variables affecting estimation of loss reserves for commercial multi-peril include those mentioned above for other liability — occurrence. In addition, this line includes reserves for a run-off book of homebuilders business covering contractors’ liability for construction defects. Variables important to estimating the liabilities for this coverage include:
•	Changing legal/regulatory interpretations of coverage
•	Statutes of limitations and statutes of repose in filing claims
•	Changes in policy forms and endorsements
AFG recorded favorable prior year loss development of $13 million in 2010, $11 million in 2009 and $6 million in 2008 in its Specialty Human Services division that specializes in products for non-profit organizations. Claim severity has been less than anticipated in prior estimates.
Reserves of Foreign Operations
Reserves of foreign operations relate primarily to the operations of Marketform Group, Limited, AFG’s 72%-owned United Kingdom-based Lloyd’s insurer. Historically, the largest line of business written by Marketform has been non-U.S. medical malpractice, which provides coverage for injuries and damages caused by medical care providers, including but not limited to, hospitals and their physicians. Although Marketform offers this product in approximately 30 countries, the majority of the business has been written in the United Kingdom, Australia and Italy.
Significant variables in estimating the loss reserves for the medical malpractice business include:
•	Litigious environment
•	Magnitude of court awards
•	A slow moving judicial system including varying approaches to medical malpractice claims among courts in different regions of Italy
•	Third party claims administration in Italy
•	Trends in claim costs, including medical cost inflation and, in Italy, escalating tables used to establish damages for personal injury
Marketform recorded adverse prior year reserve development of $55 million in 2010 and $56 million in 2009 related primarily to its Italian public hospital medical malpractice business, which it ceased writing in 2008. The development resulted from significant issues related to third party administration of claims and a challenging legal environment in Italy. Management believes that current reserves, which represent its best estimate of future liabilities, are adequate. Nonetheless, it concluded that sufficient uncertainty exists with respect to Italian public hospital medical malpractice reserves to leave open the 2007 year of account, in accordance with Lloyd’s provisions until a larger percentage of claims have been paid and the ultimate liabilities can be estimated with greater certainty.

Traditional actuarial techniques are not applicable to the Italian public hospital medical malpractice business due to the significant changes in this account over time. Accordingly, more detailed methods are used, including claim count development times average severity, and uplifting case reserves to historical severity levels.
Recoverables from Reinsurers and Availability of Reinsurance AFG is subject to credit risk with respect to its reinsurers, as reinsurance contracts do not relieve AFG of its liability to policyholders. To mitigate this risk, substantially all reinsurance is ceded to companies with investment grade or better S&P ratings or is secured by “funds withheld” or other collateral.
The availability and cost of reinsurance are subject to prevailing market conditions, which are beyond AFG’s control and which may affect AFG’s level of business and profitability. Although the cost of certain reinsurance programs may increase, management believes that AFG will be able to maintain adequate reinsurance coverage at acceptable rates without a material adverse effect on AFG’s results of operations. AFG’s gross and net combined ratios are shown in the table below.
See Item 1 — “Business” — “Property and Casualty Operations — Reinsurance” for more information on AFG’s reinsurance programs. For additional information on the effect of reinsurance on AFG’s historical results of operations see Note O — “Insurance — Reinsurance” and the gross loss development table under Item 1 — “Business” — “Property and Casualty Operations — Loss and Loss Adjustment Expense Reserves.”
The following table illustrates the effect that purchasing reinsurance has had on AFG’s combined ratio over the last three years.

	2010	2009	2008
Before reinsurance (gross)	85.2%	86.0%	89.8%
Effect of reinsurance	3.3	(3.3)	(2.2)

Actual (net of reinsurance)	88.5%	82.7%	87.6%

Asbestos and Environmental-related (“A&E”) Insurance Reserves Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2010	2009
Asbestos	$276	$300
Environmental	66	78

A&E reserves, net of reinsurance recoverable	342	378
Reinsurance recoverable, net of allowance	74	79

Gross A&E reserves	$416	$457

Asbestos reserves include claims asserting alleged injuries and damages from exposure to asbestos. Environmental reserves include claims relating to polluted waste sites.
Asbestos claims against manufacturers, distributors or installers of asbestos products were presented under the products liability section of their policies which typically had aggregate limits that capped an insurer’s liability. In recent years, a number of asbestos claims are being presented as “non-products” claims, such as those by installers of asbestos products and by property owners or operators who allegedly had asbestos on their property, under the premises or operations section of their policies. Unlike products exposures, these non-products exposures typically had no aggregate limits, creating potentially greater exposure for insurers. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify previously settled products claims as non-products claims to restore a portion of previously exhausted products aggregate limits. AFG, along with other insurers, is and will be subject to such non-products claims. It is difficult to predict whether insureds will be successful in asserting claims under non-products coverage or whether AFG and other insurers will be successful in asserting additional defenses. Therefore, the future impact of such efforts is uncertain.

Approximately 65% of AFG’s net asbestos reserves relate to policies written directly by AFG subsidiaries. Claims from these policies generally are product oriented claims with only a limited amount of non-product exposures, and are dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants. The remainder is assumed reinsurance business that includes exposures for the periods 1954 to 1983. The asbestos and environmental assumed claims are ceded by various insurance companies under reinsurance treaties. A majority of the individual assumed claims have exposures of less than $100,000 to AFG. Asbestos losses assumed include some of the industry known manufacturers, distributors and installers. Pollution losses include industry known insured names and sites.
Establishing reserves for A&E claims relating to policies and participations in reinsurance treaties and former operations is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used and a meaningful range of loss cannot be estimated. Case reserves and expense reserves are established by the claims department as specific policies are identified. In addition to the case reserves established for known claims, management establishes additional reserves for claims not yet known or reported and for possible development on known claims. These additional reserves are management’s best estimate based on periodic comprehensive studies and internal reviews adjusted for payments and identifiable changes, supplemented by management’s review of industry information about such claims, with due consideration to individual claim situations.
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
Emerging trends, such as those named below, could impact AFG’s reserves and payments:
•
There is a growing interest at the state level to attempt to legislatively address asbestos liabilities and the manner in which asbestos claims are resolved. These developments are fluid and could result in piecemeal state-by-state solutions.

•	The manner by which bankruptcy courts are addressing asbestos liabilities is in flux.
•	AFG’s insureds may make claims alleging significant non-products exposures.
While management believes that AFG’s reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims, the impact of recent bankruptcy filings, and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, how claims are to be allocated among triggered policies and implicated years, and whether claimants who exhibit no signs of illness will be successful in pursuing their claims. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net income by approximately $16 million.

AFG tracks its A&E claims by policyholder. The following table shows, by type of claim, the number of policyholders that did not receive any payments in the calendar year separate from policyholders that did receive a payment. Policyholder counts represent policies written by AFG subsidiaries and do not include assumed reinsurance.

	2010	2009	2008
Number of policyholders with no payments:
Asbestos	122	71	108
Environmental	132	156	275

	254	227	383

Number of policyholders with payments:
Asbestos	54	110	83
Environmental	20	22	23

	74	132	106

Total	328	359	489

Amounts paid (net of amounts received from reinsurers) for asbestos and environmental claims, including loss adjustment expenses, were as follows (in millions):

	2010	2009	2008
Asbestos	$27	$11	$26
Environmental	17	14	10

Total	$44	$25	$36

The survival ratio is a measure often used by industry analysts to compare A&E reserves strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2010, AFG’s three year survival ratios were 12.9 times paid losses for the asbestos reserves and 9.7 times paid losses for the total A&E reserves. Excluding amounts associated with the settlements of asbestos-related coverage litigation for A.P. Green Industries (see Item 3 — “Legal Proceedings”) and another large claim, AFG’s three year survival ratios were 7.0 and 6.1 times paid losses for the asbestos reserves and total A&E reserves, respectively. Data published by A.M. Best in February 2011 indicate that industry survival ratios were 8.3 for asbestos reserves and 7.7 for total A&E reserves at December 31, 2009.
AFG has conducted comprehensive studies of its asbestos and environmental reserves with the aid of outside actuarial and engineering firms and specialty outside counsel every two years with an in-depth internal review during the intervening years.
During the second quarter of 2010, AFG completed an in-depth internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty group and exposures related to former railroad and manufacturing operations and sites. The review relied on a comprehensive exposure analysis by AFG’s internal A&E claims specialists and actuaries in consultation with external actuaries and outside specialty counsel. It considered products and non-products exposures, paid claims history, the pattern of new claims, settlements and projected development. During the course of the internal review, there were no newly identified emerging trends or issues that management believes significantly impact the overall adequacy of AFG’s A&E reserves. During the second quarter of 2009, AFG completed a comprehensive study of its A&E exposures with the assistance of outside actuarial and engineering firms and specialty outside counsel. See Management’s Discussion and Analysis — “Results of Operations — Asbestos and Environmental Reserve Charges” for the amount of A&E reserve strengthening recorded in 2010, 2009 and 2008.
Contingencies related to Subsidiaries’ Former Operations The A&E studies and reviews discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by GAFRI. Charges resulting from the A&E studies and review were less than $10 million in 2010, 2009 and 2008. Liabilities for claims and contingencies arising from these former operations totaled $97 million at December 31, 2010. For a discussion of the uncertainties in determining the ultimate liability, see Note M — “Contingencies” to the financial statements.

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
CONDENSED CONSOLIDATING BALANCE SHEET

		Managed
	Before CLO	Investment	Consol.		Consolidated
December 31, 2010	Consolidation	Entities	Entries		As Reported
Assets:
Cash and other investments	$22,687	$—	$(17	)(a)	$22,670
Assets of managed investment entities	—	2,537	—		2,537
Other assets	7,247	—	—		7,247

	$29,934	$2,537	$(17)		$32,454

Liabilities:
Unpaid losses, loss adjustment expenses and unearned premiums	$7,947	$—	$—		$7,947
Annuity, life, accident and health benefits and reserves	14,555	—	—		14,555
Liabilities of managed investment entities	—	2,340	(17	)(a)	2,323
Long-term debt and other liabilities	3,009	—	—		3,009

	25,511	2,340	(17)		27,834

Shareholders’ Equity:
Common Stock and Capital surplus	1,271	—	—		1,271
Retained earnings:
Appropriated — managed investment entities	—	197	—		197
Unappropriated	2,523	—	—		2,523
Accumulated other comprehensive income	479	—	—		479

	4,273	197	—		4,470
Noncontrolling interests	150	—	—		150

	4,423	197	—		4,620

	$29,934	$2,537	$(17)		$32,454

(a)	Elimination of the fair value of AFG’s investment in CLOs.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

		Managed
	Before CLO	Investment	Consol.		Consol. As
Year ended December 31, 2010	Consolidation(a)	Entities	Entries		Reported
Revenues:
Insurance premiums	$3,001	$—	$—		$3,001
Investment income	1,191	—	—		1,191
Realized gains (losses) on securities	118	—	(17	)(b)	101
Realized gains(losses) on subsidiaries	(13)	—	—		(13)
Income (loss) of managed investment entities:
Investment income	—	93	—		93
Loss on change in fair value of assets/liabilities	—	(80)	10	(b)	(70)
Other income	209	—	(15	)(c)	194

	4,506	13	(22)		4,497
Costs and Expenses:
Insurance benefits and expenses	3,297	—	—		3,297
Expenses of managed investment entities	—	77	(22	)(b)(c)	55
Interest on borrowed money and other expenses	456	—	—		456

	3,753	77	(22)		3,808

Operating earnings before income taxes	753	(64)	—		689
Provision for income taxes	266	—	—		266

Net earnings, including noncontrolling interests	487	(64)	—		423
Less: Net earnings (loss) attributable to noncontrolling interests	8	—	(64	)(d)	(56)

Net Earnings Attributable to Shareholders	$479	$(64)	$64		$479

(a)	Includes $17 million in realized gains representing the change in fair value of AFG’s CLO investments plus $15 million in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $7 million in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.
RESULTS OF OPERATIONS — THREE YEARS ENDED DECEMBER 31, 2010
General AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following table identifies such items and reconciles net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions, except per share amounts):

	2010	2009	2008
Core net operating earnings	$433	$493	$476
Special asbestos and environmental charge(*)	—	—	(10)
Realized gains (losses)(*)	46	26	(270)

Net earnings attributable to shareholders	$479	$519	$196

Diluted per share amounts:
Core net operating earnings	$3.92	$4.23	$4.07
Special asbestos and environmental charge(*)	—	—	(.09)
Realized gains (losses)(*)	.41	.22	(2.31)

Net earnings attributable to shareholders	$4.33	$4.45	$1.67

(*)	The tax effects of reconciling items are shown below (in millions):

	2010	2009	2008
Special A&E charges	$—	$—	$5
Realized gains (losses)	(36)	(8)	146
In addition, realized gains (losses) are shown net of noncontrolling interests of ($6 million) in 2010, ($4 million) in 2009 and $10 million in 2008.
Net earnings attributable to shareholders and core net operating earnings decreased in 2010 compared to 2009 due primarily to lower underwriting profit and lower investment income in the property and casualty insurance operations, partially offset by improved results in the annuity and supplemental insurance operations. Net earnings attributable to shareholders also benefited from higher realized gains in 2010 than in 2009.

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
To understand the overall profitability of particular lines, the timing of claims payments and the related impact of investment income must be considered. Certain “short-tail” lines of business (primarily property coverages) generally have quick loss payouts, which reduce the time funds are held, thereby limiting investment income earned thereon. On the other hand, “long-tail” lines of business (primarily liability coverages and workers’ compensation) generally have payouts that are either structured over many years or take many years to settle, thereby significantly increasing investment income earned on related premiums received.
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
AFG’s combined ratio has been better than the industry average for twenty-three of the last twenty-five years and excluding AFG’s special A&E charges, for all twenty-five years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.
Premiums and combined ratios for AFG’s property and casualty insurance operations were as follows (dollars in millions):

	2010	2009	2008
Gross Written Premiums
Property and transportation	$1,778	$1,816	$2,160
Specialty casualty	1,295	1,394	1,512
Specialty financial	514	557	596
Other	2	(4)	(1)

	$3,589	$3,763	$4,267

Net Written Premiums
Property and transportation	$1,159	$872	$1,292
Specialty casualty	864	923	1,029
Specialty financial	323	448	492
Other	62	68	73

	$2,408	$2,311	$2,886

Combined Ratios
Property and transportation	88.0%	74.1%	87.9%
Specialty casualty	94.6	93.2	75.9
Specialty financial	74.8	74.1	109.2
Total Specialty	88.0	82.4	87.3
Aggregate (including discontinued lines)	88.5%	82.7%	87.6%
Gross written premiums decreased 5% in 2010 compared to 2009 due primarily to competitive pressures and lower spring agricultural commodity prices. Premiums resulting from National Interstate’s third quarter acquisition of Vanliner, premium growth from Marketform and higher fall agricultural commodity prices partially offset these declines. The increase in net written premiums in 2010 compared to 2009 is a result of decreased cessions under the crop reinsurance agreement, partially offset by the decline in premiums resulting from a reinsurance transaction in the Specialty financial group. Excluding crop operations, gross and net written premiums decreased 2% and 5%, respectively, in 2010 compared to 2009. Average renewal rates in the Specialty insurance operations during 2010 were flat compared to the prior year.

The Specialty insurance operations generated an underwriting profit of $308 million in 2010, $116 million lower than in 2009. In addition to soft market conditions, the reduced profit in 2010 compared to 2009 reflects a $35 million decrease in favorable prior year reserve development and a $31 million increase in catastrophe losses. Results for 2010 include $170 million (6.7 points on the combined ratio) of favorable reserve development compared to $205 million (8.5 points) in 2009. Catastrophe losses totaled $49 million (1.9 points) in 2010 compared to $18 million (.7 points) in 2009.
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
The Specialty insurance operations generated an underwriting profit of $424 million in 2009, $60 million higher than in 2008. The 2009 combined ratio improved 4.9 points from 2008 primarily as a result of higher crop underwriting profits and lower catastrophe losses, partially offset by lower favorable development. Specialty insurance results for 2009 include 8.5 points of favorable reserve development compared to 8.7 points in 2008 and .7 points of catastrophe losses compared to 2.1 points in 2008.
Property and transportation gross written premiums for 2010 declined from 2009 primarily as a result of lower spring commodity prices that had the effect of lowering AFG’s crop premium volume. These declines were partially offset by additional premiums from the Vanliner acquisition in July 2010. AFG returned to historical levels of 50% cessions under its crop reinsurance agreement in 2010, contributing to a substantial increase in this group’s net written premiums. Excluding crop, this group’s net written premiums for 2010 increased 9% from 2009, primarily as a result of the Vanliner acquisition. This group reported an underwriting profit of $140 million in 2010, $96 million lower than in 2009 due primarily to lower favorable reserve development and higher catastrophe losses. While favorable crop yields contributed to strong results in the crop operations, the results were lower than in 2009. Results for 2010 include $27 million (2.3 points) of favorable reserve development compared to $52 million (5.7 points) in 2009. Catastrophe losses for this group were $39 million (3.3 points) in 2010 compared to minimal catastrophe losses in 2009.
In June 2010, the United States Department of Agriculture’s Risk Management Agency released the 2011 Standard Reinsurance Agreement (“SRA”), which governs the FCIC’s reinsurance agreements with insurers such as AFG. The revised SRA reduces flexibility in managing underwriting risks, limits potential underwriting gains, and lowers administrative and operating expense reimbursements to crop insurers. Assuming similar premium levels to 2010, management believes that the impact of the SRA will reduce AFG’s annual pretax operating income by approximately $20 million beginning in 2011.
Gross and net written premiums decreased significantly in 2009 compared to 2008 as a result of lower spring commodity prices on crop operations, planned volume reductions in the inland marine operations and soft market conditions in the property and inland marine and transportation operations. Increased cessions under a crop reinsurance treaty also reduced net written premiums in 2009. Excluding crop, net written premiums for this group decreased 11% in 2009 when compared to the 2008 period. This group reported 2009 underwriting profits of $236 million, a 51% improvement over the 2008 period. The combined ratio improved 13.8 points to 74.1%. Favorable crop yields and relatively stable commodity prices resulted in record profitability for the crop operations and contributed in large measure to these results. The other property and transportation businesses reported strong underwriting profits notwithstanding soft market conditions. Results for 2009 include $52 million (5.7 points) of favorable reserve development compared to $65 million (5.0 points) in 2008. Catastrophe losses for this group were $7 million in 2009 compared to $50 million in 2008.

Specialty casualty gross and net written premiums decreased in 2010 compared to 2009 due primarily to competitive market conditions in the excess and surplus markets and California workers’ compensation businesses, as well as volume reductions resulting from decreased demand for general liability coverages in the homebuilders’ market. Growth in gross written premiums in the Marketform and environmental operations partially offset these declines. Increased retentions in the executive liability operations helped to offset decreases in net written premiums. This group reported an underwriting profit of $47 million in 2010, $16 million lower than in 2009. The decrease was primarily due to lower underwriting profits in the California workers’ compensation business and the general liability operations (primarily those that serve the homebuilders’ industry). These decreases were partially offset by improved results in the executive liability and excess and surplus operations. Underwriting results for 2010 and 2009 include $55 million and $56 million, respectively, in adverse reserve development related to Marketform, primarily its run-off Italian public hospital medical malpractice business. Included in AFG’s liability for unpaid losses and loss adjustment expenses at December 31, 2010 are reserves of $126 million related to this business.
Gross and net written premiums decreased in 2009 due primarily to lower general liability coverages resulting from the softening in the homebuilders market and strong competition in the excess and surplus lines, partially offset by premium growth from Marketform, the start-up environmental operations and the executive liability business. This group reported an underwriting profit of $63 million in 2009, $181 million lower than in 2008. The combined ratio increased 17.3 points from the 2008 period to 93.2%. These results were considerably lower than 2008 due primarily to $56 million of adverse reserve development in Marketform’s run-off Italian public hospital medical malpractice business related to 2008 and prior years, and a $45 million decrease in the Califonia workers’ compensation underwriting results due primarily to a competitive pricing environment and rising average cost of claims. Also contributing to the Specialty casualty results were higher losses in a book of targeted program business, lower underwriting profits in the general liability and excess and surplus lines resulting from a depressed economy, particularly in the homebuilders’ market, and competitive market conditions. Other businesses in this group produced excellent underwriting profit margins, but at lower levels than 2008.
Specialty financial gross written premiums decreased in 2010 compared to 2009, reflecting the decision to exit certain automotive lines of business in 2009. During the third quarter of 2010, AFG ceded the unearned premium related to these businesses in a reinsurance transaction, which resulted in a reduction of approximately $100 million in net written premiums. Specialty financial underwriting profit was $112 million in 2010 compared to $134 million in 2009. The lower underwriting profit in 2010 reflects $51 million less of favorable prior year reserve development in the run-off residual value insurance (“RVI”) operations than was recorded in 2009. Other businesses in this group reported strong underwriting profits.
Gross written premiums decreased in 2009 compared to 2008, primarily due to the impact of lower automobile sales on automotive-related lines of business. The decrease in net written premiums also reflects the decision to exit certain automotive-related lines of business. Premium growth in the financial institutions and fidelity and crime businesses partially offset these declines. This group reported an underwriting profit of $134 million in 2009, compared to an underwriting loss of $46 million in the comparable 2008 period. The run-off RVI operations reported an underwriting profit of $94 million in 2009 compared to an underwriting loss of $106 million in 2008, due to significant improvement in used car sale prices during the year. This group reported a combined ratio of 74.1%, a 35.1 point improvement over the 2008 period. Excluding the effect of RVI, the group’s 2009 combined ratio was 91.8%, 5.0 points higher than in 2008 due primarily to losses in certain automotive-related lines.

Asbestos and Environmental Reserve Charges As previously discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG has established property and casualty insurance reserves for claims related to environmental exposures and asbestos claims. AFG also has recorded liabilities for various environmental and occupational injury and disease claims arising out of former railroad and manufacturing operations. Total charges recorded to increase reserves (net of reinsurance recoverable) for A&E exposures of AFG’s property and casualty group (included in loss and loss adjustment expenses) and its former railroad and manufacturing operations (included in other operating and general expenses) were as follows (in millions):

	2010	2009	2008
Property and casualty group	$9	$4	$12
Former operations	19	15	8
Loss development As shown in Note O — “Insurance — Property and Casualty Insurance Reserves,” AFG’s property and casualty operations recorded favorable loss development of $158 million in 2010, $198 million in 2009 and $242 million in 2008 related to prior accident years. Major areas of favorable (adverse) development were as follows (in millions):

	2010	2009	2008
Property and transportation	$27	$52	$65
Specialty casualty	89	59	156
Specialty financial	48	105	15
Other specialty	6	(11)	15

Total Specialty	170	205	251
Other, primarily asbestos and environmental charges	(12)	(7)	(9)

	$158	$198	$242

The favorable reserve development in the Property and transportation group in 2010 is due primarily to lower than expected loss frequency in crop products and lower severity in auto liability products. The favorable reserve development in the Property and transportation group in 2009 and 2008 reflects lower than expected loss frequency in crop and ocean marine products and lower severity in farm and crop losses.
Favorable reserve development in the Specialty casualty group in 2010 is due to lower than expected severity on claims in general liability, directors and officers liability and the run-off legal professional liability partially offset by adverse development on run-off Italian public hospital medical malpractice liability products in Marketform. Favorable reserve development in the Specialty casualty group in 2009 reflects lower severity on claims in general liability and directors and officers liability as well as lower than expected frequency in the program (leisure camps, fairs and festivals, and sports and leisure) business; partially offset by adverse development on Marketform’s run-off Italian medical malpractice reserves. The favorable reserve development in Specialty casualty in 2008 reflects lower severity on claims in the nursing home liability product, general liability, homebuilders and executive liability for large accounts, lower than expected frequency in homebuilders, executive liability for small accounts and the program (leisure camps, fairs and festivals, and sports and leisure) business and lower than expected claim severity and frequency on claims in the California workers’ compensation business as a result of reform legislation passed in 2003 and 2004.
Favorable reserve development in Specialty financial in 2010 and 2009 related to lower than expected frequency and severity in the run-off RVI operations due to favorable trends in used car sale prices. Lower loss severity in AFG’s surety, fidelity and crime products contributed to favorable development in all three years.
The development in Other specialty reflects adjustments to the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998, net of related amortization.
Annuity and Supplemental Insurance Operations Operating earnings before income taxes (excluding realized gains (losses)) of the annuity and supplemental insurance segment increased $34 million (21%) in 2010 compared to 2009. Expense savings and higher earnings in the fixed annuity and supplemental insurance operations were partially offset by lower earnings in the variable annuity operations. The 2009 results were 3% higher than 2008 as improved profitability in the annuity operations more than offset lower earnings in the supplemental insurance operations.

Statutory Annuity Premiums The following table summarizes AFG’s annuity sales (statutory, in millions).

	2010	2009	2008
403(b) Fixed and Indexed Annuities:
First Year	$34	$66	$49
Renewal	168	144	165
Single Sum	103	127	144

Subtotal	305	337	358

Non-403(b) Indexed Annuities	735	402	571
Non-403(b) Fixed Annuities	430	294	311
Bank Annuities — Direct	483	314	345
Bank Annuities — Indirect	254	—	—
Variable Annuities	73	87	91

Total Annuity Premiums	$2,280	$1,434	$1,676

“Bank Annuities — Direct” represent premiums generated by financial institutions appointed and serviced directly by AFG. “Bank Annuities — Indirect” represent premiums generated through banks by independent agents or brokers.
The increase in annuity premiums in 2010 compared to 2009 is attributable to higher sales of single premium annuities through the bank distribution channels and increased sales of indexed annuities in the non-403(b) single premium market.
The decrease in annuity premiums in 2009 compared to 2008 is attributable to (i) the impact of the economy and new regulations on 403(b) business, (ii) the impact of lower interest rates and (iii) AFG’s pricing discipline across its annuity business.
Life, Accident and Health Premiums and Benefits The following table summarizes AFG’s life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	2010	2009	2008
Premiums
Supplemental insurance operations
First Year	$63	$85	$79
Renewal	361	330	325
Life operations (in run-off)	27	29	31

	$451	$444	$435

Benefits
Supplemental insurance operations	$330	$317	$289
Life operations (in run-off)	38	44	48

	$368	$361	$337

The increase in life, accident and health benefits in 2009 compared to 2008 reflects higher claim reserves and liabilities in the long-term care business, as well as growth in the overall supplemental insurance business. In January 2010, AFG ceased new sales of long-term care insurance. Renewal premiums will be accepted unless those policies lapse.
Investment Income The $9 million decrease in investment income in 2010 compared to 2009 reflects lower yields on fixed maturity investments partially offset by higher average invested assets. Investment income increased $77 million for 2009 compared to 2008 due primarily to higher yields on certain fixed maturity investments. Investment income includes $66 million in 2010, $130 million in 2009 and $77 million in 2008 of interest income earned on interest-only and similar MBS, primarily non-agency interest-only securities with interest rates that float inversely with short-term rates. These MBS, the majority of which were purchased in late 2007 and early 2008, had a carrying value of $101 million at December 31, 2010. These securities have benefited from slow prepayments and low short-term interest rates, which are reflective of the weak housing market and general economic conditions over the past three years.

Since January 1, 2009, the amortized cost of AFG’s portfolio of non-agency residential MBS decreased $750 million due primarily to paydowns. As these securities paid down, proceeds were reinvested principally in high quality corporate bonds, highly rated commercial mortgage-backed securities, municipal bonds and dividend-paying stocks, placing downward pressure on AFG’s investment portfolio yield. Management estimates that 2011 investment income in AFG’s property and casualty segment will be approximately 10% lower than in 2010. Given the growth expected in 2011 in the annuity and supplemental insurance business, this segment’s investment income is expected to exceed that of 2010.
Realized Gains (Losses) on Securities Realized gains (losses) on securities consisted of the following (in millions):

	2010	2009	2008

Realized gains (losses) before impairments:
Disposals	$134	$115	$(112)
Change in the fair value of derivatives	43	154	81
Adjustments to annuity deferred policy acquisition costs and related items	(14)	(23)	7

	163	246	(24)

Impairment charges:
Securities	(86)	(271)	(446)
Adjustments to annuity deferred policy acquisition costs and related items	24	68	44

	(62)	(203)	(402)

	$101	$43	$(426)

Realized gains on disposals for 2010 include a third quarter gain of approximately $26 million on the sale of 1 million shares of Verisk Analytics, Inc. Realized gains on disposals for 2009 include a fourth quarter gain of approximately $76 million on the sale of 3.6 million shares of Verisk. Realized losses on disposals for 2008 includes third quarter losses of $80 million on the sales of securities issued by Fannie Mae, Freddie Mac, Washington Mutual, Lehman Brothers and AIG.
The change in fair value of derivatives includes gains of $50 million in 2010, $157 million in 2009 and $81 million in 2008 from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note F — “Derivatives.”
Approximately $79 million, $221 million and $246 million of the impairment charges in 2010, 2009 and 2008, respectively, related to fixed maturity investments, primarily corporate bonds and MBS. See Note A — “Accounting Policies — Investments” for new accounting guidance adopted in 2009. In 2008, $199 million of the impairment charges were attributable to equity investments, primarily in financial institutions, including $47 million for National City Corporation.
Realized Losses on Subsidiaries In the third quarter of 2010, AFG recorded an impairment charge of $22 million resulting from management’s decision to de-emphasize the sale of supplemental health insurance products through career agents, including the sale of a marketing subsidiary. Partially offsetting this loss was National Interstate’s $7 million gain on the acquisition of Vanliner in 2010. See Note I — “Goodwill and Other Intangibles” and Note B — “Acquisitions.” In the third quarter of 2009, AFG recorded an estimated pretax loss of $2 million related to the October 2009 sale of a subsidiary that represented less than 1% of AFG’s 2009 assets and revenues. Realized losses on subsidiaries for 2009 also includes a $2 million impairment charge to write off the goodwill associated with an annuity and supplemental insurance agency subsidiary.
Other Income The $32 million decrease in other income in 2010 compared to 2009 reflects a decline in income from AFG’s warranty business and lower fee income in certain other businesses, partially offset by $16 million in income recorded during the third quarter of 2010 from the sale of real estate and the termination of leases by a tenant. The $68 million decrease in other income for 2009 compared to 2008 reflects a $25 million decline in income from AFG’s warranty business, lower income from real estate operations and lower fee income in certain other businesses.

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
In the fourth quarters of 2010, 2009 and 2008, AFG conducted its detailed review of actual results and future assumptions underlying its annuity operations. As a result of the reviews, AFG recorded a $3 million expense reduction in 2010 and charges of $5 million in 2009 and $19 million in 2008 to annuity benefits related to changes in these assumptions. Excluding these items, annuity benefits increased $17 million in 2010 compared to 2009 reflecting growth in the annuity business partially offset by lower crediting rates and the impact of changes in interest rates and stock market performance on the fair value of derivatives related to the indexed annuity business. The $31 million increase in annuity benefits for 2009 compared to 2008 (excluding the charges discussed above) reflects growth in the annuity business as well as the impact of changes in interest rates on the fair value of the embedded derivatives related to the indexed annuity business.
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
As a result of the 2010 review of actual results and future assumptions discussed above in “Annuity Benefits,” AFG recorded a $28 million write-off of DPAC due primarily to the impact of changes in assumptions related to future investment yields and annuitization and death benefits partially offset by the impact of lower expected expenses and crediting rates in the fixed annuity business. As a result of the 2009 review, AFG recorded an $8 million write-off of DPAC due primarily to the impact of changes in assumptions related to future investment yields on the fixed annuity business. Excluding these charges, insurance acquisition expenses increased $24 million in 2010 compared to 2009 reflecting additional amortization due to growth in the annuity business. As a result of the 2008 review, AFG recorded a $15 million reduction in annuity and supplemental insurance acquisition expenses due primarily to changes in assumptions related to investment yields. This reduction was partially offset by $10 million in DPAC write-offs due to the impact of poor stock market performance on the variable annuity business.
The vast majority of this group’s DPAC asset relates to its annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to further write-offs of DPAC or PVFP in the future.
Interest Charges on Borrowed Money Interest expense increased $11 million (16%) in 2010 compared to 2009 reflecting AFG’s issuance of $132 million of 7% Senior Notes in September 2010 and $350 million of 9-7/8% Senior Notes in June 2009. Interest expense decreased $3 million (4%) for 2009 compared to 2008 as the impact of the June 2009 issuance of $350 million in 9-7/8% Senior Notes was more than offset by the effect of lower average indebtedness and lower interest rates on floating rate borrowings.
Other Operating and General Expenses The $85 million decrease in 2010 compared to 2009 reflects the 2009 sale of a small subsidiary, lower expenses in AFG’s warranty business due to the run-off of certain products, and lower expenses in the annuity and supplemental insurance operations.

Income Taxes See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.
Noncontrolling Interests The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (in millions):

	2010	2009	2008
National Interstate	$19	$21	$5
Marketform	(11)	(10)	(1)
Managed Investment Entities	(64)	—	—

	$(56)	$11	$4

National Interstate’s net earnings attributable to noncontrolling shareholders in 2008 reflects net realized losses from investments and large loss severity related to its charter passenger transportation business. Marketform’s losses in 2010 and 2009 reflect adverse reserve development in its run-off Italian public hospital medical malpractice business. As discussed in Notes A and H to the financial statements, the $64 million loss of Managed Investment Entities in 2010 represents CLO losses that ultimately inure to holders of CLO debt other than AFG.
RECENT ACCOUNTING STANDARDS
New accounting standards implemented in 2010, are discussed in Note A — “Accounting Policies” under the following subheadings.

Accounting Standard	Note A Reference

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities	Managed Investment Entities

Fair Value Measurements and Disclosures	Fair Value Measurements
In October 2010, the FASB issued Accounting Standards Update 2010-26 to address diversity in practice regarding which costs related to issuing or renewing insurance contracts qualify for deferral. To qualify for deferral, the guidance specifies that a cost must be directly related to the successful acquisition of an insurance contract. The guidance is effective for periods ending after December 31, 2011, with retrospective application permitted, but not required. AFG expects that this guidance will result in fewer acquisition costs being capitalized and is currently assessing the method and impact of adoption.
Proposed Accounting Standards
In November 2008, the Securities and Exchange Commission (“SEC”) issued a proposed roadmap regarding the use of International Financial Reporting Standards (“IFRS”) by U.S. issuers of financial statements. Under the proposed roadmap, AFG would be required to prepare its financial statements in accordance with IFRS instead of U.S. GAAP beginning in 2014. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). While U.S. GAAP and IFRS have converged in many areas, the IASB is currently considering methodologies for valuing insurance contract liabilities that may be significantly different from the methodologies currently required by GAAP. AFG is currently assessing the impact that the adoption of IFRS would have on its financial statements and will continue to monitor the development of the potential implementation of IFRS.
ITEM 7A
Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. AFG’s exposures to market risk relate primarily to its investment portfolio and annuity contracts, which are exposed to interest rate risk and, to a lesser extent, equity price risk. To a much lesser extent, AFG’s long-term debt is also exposed to interest rate risk.

Fixed Maturity Portfolio The fair value of AFG’s fixed maturity portfolio is directly impacted by changes in market interest rates. AFG’s fixed maturity portfolio is comprised of primarily fixed rate investments with intermediate-term maturities. This practice is designed to allow flexibility in reacting to fluctuations of interest rates. The portfolios of AFG’s insurance operations are managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. AFG’s annuity and run-off life operations attempt to align the duration of their invested assets to the projected cash flows of policyholder liabilities.
Consistent with the discussion in Item 7 — “Management’s Discussion and Analysis” — “Investments,” the following table demonstrates the sensitivity of the fair value of AFG’s fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31 (based on the duration of the portfolio, dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

	2010	2009
Fair value of fixed maturity portfolio	$19,721	$17,195
Pretax impact on fair value of 100 bps increase in interest rates	$(868)	$(825)
Pretax impact as % of total fixed maturity portfolio	(4.4%)	(4.8%)
Annuity Contracts Substantially all of AFG’s fixed rate annuity contracts permit AFG to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. In late 2003, AFG began issuing products with guaranteed minimum crediting rates of less than 3% in states where required approvals have been received. The guaranteed minimum crediting rate on virtually all new product sales is currently 1%. At December 31, 2010, over 85% of AFG’s annuity contracts were at, or within ten basis points of the guaranteed minimum crediting rate.
Actuarial assumptions used to estimate DPAC and certain annuity liabilities, as well as AFG’s ability to maintain spread, could be impacted if a low interest rate environment continues for an extended period, or if increases in interest rates cause policyholder behavior to differ significantly from current expectations.
Projected payments (in millions) in each of the subsequent five years and for all years thereafter on AFG’s fixed annuity liabilities at December 31 were as follows.

								Fair
	First	Second	Third	Fourth	Fifth	Thereafter	Total	Value(*)
2010	$1,167	$1,248	$1,309	$1,418	$1,381	$6,382	$12,905	$12,233
2009	1,296	1,274	1,203	1,195	1,107	5,260	11,335	10,365

(*)	Fair value excludes life contingent annuities in the payout phase (carrying value of $208 million and $212 million at December 31, 2010 and 2009, respectively).
At December 31, 2010, the average stated crediting rate on the in-force block of AFG’s principal fixed annuity products was approximately 3.4%. The current stated crediting rates (excluding bonus interest) on new sales of AFG’s fixed annuity products generally range from 1.0% to 3.0%. AFG estimates that its effective weighted-average crediting rate on its in-force business over the next five years will approximate 3.3%. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.
AFG’s indexed annuities represented approximately 27% of annuity benefits accumulated at December 31, 2010. These annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives and adjusted to fair value through current earnings as annuity benefits. Adjusting these derivatives to fair value had a net effect of less than 5% of annuity benefits in 2010 and less than 2% in 2009 and 2008.

Long-Term Debt The following table shows scheduled principal payments (in millions) on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter.

	December 31, 2010
	Scheduled
	Principal
	Payments	Rate
2011	$9	10.2%
2012	1	5.9
2013	2	5.9
2014	2	5.9
2015	14	5.7
Thereafter	844	8.3

Total	$872	8.2%

Fair Value	$941

	December 31, 2009
	Scheduled
	Principal
	Payments	Rate
2010	$1	5.8%
2011	9	10.2
2012	1	5.9
2013	2	5.9
2014	2	5.9
Thereafter	726	8.4

Total	$741	8.4%

Fair Value	$752

No amounts were outstanding under AFG’s bank credit facility at December 31, 2010 or 2009.
ITEM 8
Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet:
December 31, 2010 and 2009	F-2

Consolidated Statement of Earnings:
Years ended December 31, 2010, 2009, and 2008	F-3

Consolidated Statement of Changes in Equity:
Years ended December 31, 2010, 2009, and 2008	F-4

Consolidated Statement of Cash Flows:
Years ended December 31, 2010, 2009, and 2008	F-5

Notes to Consolidated Financial Statements	F-6

“Selected Quarterly Financial Data” has been included in Note N to the Consolidated Financial Statements.

ITEM 9A
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and principal financial officer concluded that these controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2010 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting. There have been no significant changes in AFG’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s principal executive officers and principal financial officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In conducting AFG’s evaluation of the effectiveness of its internal control over financial reporting, AFG has not included Vanliner Group, Inc. which was acquired in 2010. This acquisition constituted less than 2% of total assets as of December 31, 2010 and less than 2% of total revenues and net earnings for the year then ended. Refer to Note B to the consolidated financial statements for further discussion of this acquisition.
There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2010. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2010, is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
American Financial Group, Inc.
We have audited American Financial Group, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Vanliner Group, Inc., which is included in the 2010 consolidated financial statements of American Financial Group, Inc. and constituted less that 2% of total assets as of December 31, 2010, and less than 2% of total revenues and net earnings for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company acquired this entity during 2010. Our audit of internal control over financial reporting of American Financial Group, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of this acquired entity.
In our opinion, American Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, changes in equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 28, 2011, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
American Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, changes in equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note A to the consolidated financial statements, in connection with implementing new accounting standards, the Company changed its methods of accounting for certain variable interest entities in 2010 and for noncontrolling interests and other-than-temporary impairments of investments in fixed maturity securities in 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 28, 2011

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars In Millions)

	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$1,099	$1,120
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $18,490 and $16,730)	19,328	16,823
Fixed maturities, trading at fair value	393	372
Equity securities, at fair value (cost — $458 and $228)	690	411
Mortgage loans	468	376
Policy loans	264	276
Real estate and other investments	428	413

Total cash and investments	22,670	19,791

Recoverables from reinsurers	2,964	3,279
Prepaid reinsurance premiums	422	381
Agents’ balances and premiums receivable	535	554
Deferred policy acquisition costs	1,244	1,570
Assets of managed investment entities	2,537	—
Other receivables	674	774
Variable annuity assets (separate accounts)	616	549
Other assets	606	577
Goodwill	186	208

Total assets	$32,454	$27,683

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$6,413	$6,412
Unearned premiums	1,534	1,568
Annuity benefits accumulated	12,905	11,335
Life, accident and health reserves	1,650	1,603
Payable to reinsurers	320	462
Liabilities of managed investment entities	2,323	—
Long-term debt	952	828
Variable annuity liabilities (separate accounts)	616	549
Other liabilities	1,121	1,007

Total liabilities	27,834	23,764

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 105,168,366 and 113,386,343 shares outstanding	105	113
Capital surplus	1,166	1,231
Retained earnings:
Appropriated — managed investment entities	197	—
Unappropriated	2,523	2,274
Accumulated other comprehensive income, net of tax	479	163

Total shareholders’ equity	4,470	3,781

Noncontrolling interests	150	138

Total equity	4,620	3,919

Total liabilities and equity	$32,454	$27,683

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2010	2009	2008
Revenues:
Property and casualty insurance premiums	$2,550	$2,412	$2,867
Life, accident and health premiums	451	444	435
Investment income	1,191	1,200	1,123
Realized gains (losses) on:
Securities (*)	101	43	(426)
Subsidiaries	(13)	(5)	—
Income (loss) of managed investment entities:
Investment income	93	—	—
Loss on change in fair value of assets/liabilities	(70)	—	—
Other income	194	226	294

Total revenues	4,497	4,320	4,293

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,457	1,187	1,622
Commissions and other underwriting expenses	797	808	890
Annuity benefits	444	435	418
Life, accident and health benefits	368	361	337
Annuity and supplemental insurance acquisition expenses	231	187	177
Interest charges on borrowed money	78	67	70
Expenses of managed investment entities	55	—	—
Other operating and general expenses	378	463	463

Total costs and expenses	3,808	3,508	3,977

Operating earnings before income taxes	689	812	316
Provision for income taxes	266	282	116

Net earnings, including noncontrolling interests	423	530	200
Less: Net earnings (loss) attributable to noncontrolling interests	(56)	11	4

Net Earnings Attributable to Shareholders	$479	$519	$196

Earnings Attributable to Shareholders per Common Share:
Basic	$4.38	$4.49	$1.71

Diluted	$4.33	$4.45	$1.67

Average number of Common Shares:
Basic	109.2	115.7	114.4
Diluted	110.5	116.8	116.7

Cash dividends per Common Share	$.575	$.52	$.50

(*) Consists of the following:

Realized gains (losses) before impairments	$163	$246	$(24)

Losses on securities with impairment	(50)	(373)	(402)
Non-credit portion recognized in other comprehensive income (loss)	(12)	170	—

Impairment charges recognized in earnings	(62)	(203)	(402)

Total realized gains (losses) on securities	$101	$43	$(426)

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars In Millions)

		Shareholders’ Equity
		Common Stock			Accum.		Noncon-
	Common	and Capital	Retained Earnings		Other Comp		trolling	Total
	Shares	Surplus	Appro.	Unappro.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2007	113,499,080	$1,300	$—	$1,734	$12	$3,046	$100	$3,146

Net earnings	—	—	—	196	—	196	4	200
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	(664)	(664)	(3)	(667)
Change in foreign currency translation	—	—	—	—	(41)	(41)	(5)	(46)
Change in unrealized pension and other postretirement benefits	—	—	—	—	(10)	(10)	—	(10)

Total comprehensive income (loss)						(519)	(4)	(523)

Dividends on Common Stock	—	—	—	(57)	—	(57)	—	(57)
Shares issued:
Redemption of convertible notes	2,364,640	24	—	—	—	24	—	24
Exercise of stock options	1,324,732	27	—	—	—	27	—	27
Other benefit plans	205,034	6	—	—	—	6	—	6
Dividend reinvestment plan	256,315	6	—	—	—	6	—	6
Stock-based compensation expense	—	10	—	—	—	10	—	10
Shares acquired and retired	(1,803,000)	(20)	—	(27)	—	(47)	—	(47)
Shares exchanged in option exercises	(247,632)	(3)	—	(4)	—	(7)	—	(7)
Noncontrolling interest of acquired subsidiary	—	—	—	—	—	—	19	19
Other	—	1	—	—	—	1	(3)	(2)

Balance at December 31, 2008	115,599,169	1,351	—	1,842	(703)	2,490	112	2,602

Cumulative effect of accounting change	—	—	—	17	(17)	—	—	—
Net earnings	—	—	—	519	—	519	11	530
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	866	866	6	872
Change in foreign currency translation	—	—	—	—	18	18	1	19
Change in unrealized pension and other postretirement benefits	—	—	—	—	(1)	(1)	—	(1)

Total comprehensive income (loss)						1,402	18	1,420

Dividends on Common Stock	—	—	—	(60)	—	(60)	—	(60)
Shares issued:
Exercise of stock options	1,026,891	18	—	—	—	18	—	18
Other benefit plans	207,601	3	—	—	—	3	—	3
Dividend reinvestment plan	20,847	—	—	—	—	—	—	—
Stock-based compensation expense	—	11	—	—	—	11	—	11
Shares acquired and retired	(3,291,835)	(39)	—	(42)	—	(81)	—	(81)
Shares exchanged in option exercises	(176,330)	(2)	—	(2)	—	(4)	—	(4)
Noncontrolling interest of acquired business	—	—	—	—	—	—	10	10
Other	—	2	—	—	—	2	(2)	—

Balance at December 31, 2009	113,386,343	1,344	—	2,274	163	3,781	138	3,919

Cumulative effect of accounting change	—	—	261	4	(4)	261	—	261
Net earnings	—	—	—	479	—	479	(56)	423
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	313	313	2	315
Change in foreign currency translation	—	—	—	—	8	8	—	8

Total comprehensive income (loss)						800	(54)	746

Allocation of losses of managed investment entities	—	—	(64)	—	—	(64)	64	—

Dividends on Common Stock	—	—	—	(64)	—	(64)	—	(64)
Shares issued:
Exercise of stock options	1,547,526	31	—	—	—	31	—	31
Other benefit plans	479,514	6	—	—	—	6	—	6
Dividend reinvestment plan	17,028	—	—	—	—	—	—	—
Stock-based compensation expense	—	12	—	—	—	12	—	12
Shares acquired and retired	(10,261,045)	(122)	—	(170)	—	(292)	—	(292)
Shares exchanged in option exercises	(1,000)	—	—	—	—	—	—	—
Other	—	—	—	—	(1)	(1)	2	1

Balance at December 31, 2010	105,168,366	$1,271	$197	$2,523	$479	$4,470	$150	$4,620

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2010	2009	2008
Operating Activities:
Net earnings, including noncontrolling interests	$423	$530	$200
Adjustments:
Depreciation and amortization	214	198	221
Annuity benefits	444	435	418
Realized (gains) losses on investing activities	(92)	(34)	420
Net (purchases) sales of trading securities	(11)	(51)	67
Deferred annuity and life policy acquisition costs	(211)	(172)	(188)
Change in:
Reinsurance and other receivables	555	352	(560)
Other assets	8	145	(96)
Insurance claims and reserves	(413)	(421)	525
Payable to reinsurers	(150)	(41)	139
Other liabilities	2	(17)	(174)
Other operating activities, net	95	(9)	1

Net cash provided by operating activities	864	915	973

Investing Activities:
Purchases of:
Fixed maturities	(4,979)	(4,855)	(6,253)
Equity securities	(223)	(21)	(147)
Mortgage loans	(159)	(82)	(34)
Real estate, property and equipment	(74)	(62)	(46)
Subsidiaries	(128)	(5)	(113)
Proceeds from:
Maturities and redemptions of fixed maturities	2,081	1,934	1,887
Repayments of mortgage loans	71	11	88
Sales of fixed maturities	1,540	2,207	3,388
Sales of equity securities	49	127	483
Sales of real estate, property and equipment	4	1	5
Change in securities lending collateral	(2)	48	46
Managed investment entities:
Purchases of investments	(1,008)	—	—
Proceeds from sales and redemptions of investments	1,018	—	—
Cash and cash equivalents of businesses acquired or sold, net	95	(23)	44
Other investing activities, net	10	(63)	(69)

Net cash used in investing activities	(1,705)	(783)	(721)

Financing Activities:
Annuity receipts	2,282	1,434	1,649
Annuity surrenders, benefits and withdrawals	(1,221)	(1,273)	(1,466)
Net transfers from (to) variable annuity assets	7	(10)	46
Additional long-term borrowings	159	581	715
Reductions of long-term debt	(39)	(785)	(622)
Managed investment entities’ retirement of liabilities	(45)	—	—
Change in securities lending obligation	2	(95)	(46)
Issuances of Common Stock	32	15	23
Repurchases of Common Stock	(292)	(81)	(47)
Cash dividends paid on Common Stock	(63)	(60)	(51)
Other financing activities, net	(2)	(2)	(5)

Net cash provided by (used in) financing activities	820	(276)	196

Net Change in Cash and Cash Equivalents	(21)	(144)	448

Cash and cash equivalents at beginning of year	1,120	1,264	816

Cash and cash equivalents at end of year	$1,099	$1,120	$1,264

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO NOTES
A.	Accounting Policies

B.	Acquisitions

C.	Segments of Operations

D.	Fair Value Measurements

E.	Investments

F.	Derivatives

G.	Deferred Policy Acquisition Costs

H.	Managed Investment Entities

I.	Goodwill and Other Intangibles

J.	Long-Term Debt

K.	Shareholders’ Equity

L.	Income Taxes

M.	Contingencies

N.	Quarterly Operating Results (Unaudited)

O.	Insurance

P.	Additional Information

Q.	Condensed Consolidating Information
A.	Accounting Policies
Basis of Presentation The consolidated financial statements include the accounts of American Financial Group, Inc. (“AFG”) and its subsidiaries. Certain reclassifications have been made to prior years to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2010, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.
As a result of a new accounting standard adopted on January 1, 2009, noncontrolling interests in subsidiaries (formerly referred to as minority interest) is reported in the Balance Sheet as a separate component of equity and in the Statement of Earnings as an adjustment to net income in deriving net earnings attributable to AFG’s shareholders.
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.
Fair Value Measurements Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Except for the acquisition discussed in Note B — “Acquisitions” and the impairment of goodwill discussed in Note I — “Goodwill and Other Intangibles,” AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in 2010.
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
Investments Fixed maturity and equity securities classified as “available for sale” are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in AFG’s Balance Sheet. Fixed maturity and equity securities classified as “trading” are reported at fair value with changes in unrealized holding gains or losses during the period included in investment income. Mortgage and policy loans are carried primarily at the aggregate unpaid balance.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
DPAC related to annuities is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of actual and expected gross profits on the policies. Expected gross profits consist principally of estimated future investment margin (estimated future net investment income less interest credited on policyholder funds) and surrender, mortality, and other life and variable annuity policy charges, less death and annuitization benefits in excess of account balances and estimated future policy administration expenses. To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains (losses).
DPAC related to traditional life and health insurance is amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues.
DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains (losses) on marketable securities, a component of accumulated other comprehensive income (loss) in AFG’s Balance Sheet.
New accounting guidance issued in October 2010 specifies that a cost must be directly related to the successful acquisition of an insurance contract to qualify for deferral. The guidance is effective for periods ending after December 31, 2011, with retrospective application permitted, but not required. AFG expects that this guidance will result in fewer acquisition costs being capitalized and is currently assessing the method and impact of adoption.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
Because AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities, the assets and liabilities of the CLOs are shown separately in AFG’s Balance Sheet. As permitted under the new standard, the assets and liabilities of the CLOs have been recorded at fair value upon adoption of the new standard on January 1, 2010. At that date, the excess of fair value of the assets ($2.382 billion) over the fair value of the liabilities ($2.121 billion) of $261 million was included in AFG’s Balance Sheet as appropriated retained earnings — managed investment entities, representing the cumulative effect of adopting the new standard that ultimately will inure to the benefit of the CLO debt holders.
At December 31, 2009, AFG’s investments in the CLOs were included in fixed maturity securities and had a cost of less than $1 million and a fair value of $6 million. Beginning January 1, 2010, these investments are eliminated in consolidation.
AFG has elected the fair value option for reporting on the CLO assets and liabilities to improve the transparency of financial reporting related to the CLOs. The net gain or loss from accounting for the CLO assets and liabilities at fair value subsequent to January 1, 2010, is separately presented in AFG’s Statement of Earnings. CLO earnings attributable to AFG’s shareholders represent the change in fair value of AFG’s investments in the CLOs and management fees earned. As further detailed in Note H — “Managed Investment Entities,” all other CLO earnings (losses) are not attributable to AFG’s shareholders and will ultimately inure to the benefit of the other CLO debt holders. As a result, such CLO earnings (losses) are included in net earnings (loss) attributable to noncontrolling interests in AFG’s Statement of Earnings and in appropriated retained earnings — managed investment entities in the Balance Sheet. As the CLOs approach maturity (2016 to 2022), it is expected that losses attributable to noncontrolling interests will reduce appropriated retained earnings towards zero as the fair values of the assets and liabilities converge and the CLO assets are used to pay the CLO debt.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
Annuity Benefits Accumulated Annuity receipts and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.
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
Life, Accident and Health Reserves Liabilities for future policy benefits under traditional life, accident and health policies are computed using the net level premium method. Computations are based on the original projections of investment yields, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Claim reserves and liabilities established for accident and health claims are modified as necessary to reflect actual experience and developing trends.
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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
Stock-Based Compensation All share-based grants are recognized as compensation expense on a straight-line basis over their vesting periods based on their calculated “fair value” at the date of grant. AFG uses the Black-Scholes pricing model to measure the fair value of employee stock options. See Note K -“Shareholders’ Equity” for further information on stock options.
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
Earnings Per Share Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: 2010 — 1.3 million, 2009 — 1.1 million and 2008 — 1.7 million. Weighted average common shares in 2008 also includes an adjustment of .6 million related to convertible notes.
AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: 2010 — 3.5 million, 2009 — 5.7 million and 2008 — 4.4 million. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were less than $1 million in the 2010, 2009 and 2008 periods.
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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
B.	Acquisitions
Vanliner Group, Inc. (“Vanliner”) In July 2010, National Interstate (“NATL”), a 52%-owned subsidiary of AFG, completed the acquisition of Vanliner, a market leader in providing insurance for the moving and storage industry. Vanliner’s moving and storage insurance premiums associated with policies in force as of December 31, 2010, totaled approximately $90 million, representing approximately 78% of its total business. The $128 million initial purchase price (funded primarily with cash on hand) was based on Vanliner’s estimated tangible book value at the date of closing and is subject to certain adjustments, including a four and one-half-year balance sheet guarantee whereby both favorable and unfavorable developments related to the closing balance sheet inure to the seller, UniGroup, Inc. Adjustments subsequent to closing reduced the initial purchase price to $114 million. In accordance with accounting standards, all assets acquired and liabilities assumed were recognized at their fair values as of the acquisition date. The purchase price allocation based on these fair values resulted in a gain on purchase of $7 million (included in realized gains on subsidiaries). Pro forma results of operations for AFG assuming the acquisition of Vanliner had taken place at the beginning of 2010 would not differ significantly from actual reported results.
Marketform Group In January 2008, AFG paid $75 million in cash (including transaction costs) to acquire approximately 67% of Marketform Group Limited, an agency that focuses on medical malpractice and other specialty property and casualty insurance products outside of the United States using a Lloyd’s platform (Syndicate 2468). Approximately $36 million of the acquisition cost was recorded as an intangible asset for the present value of future profits from the acquired business and is being amortized over the estimated retention period of seven years.
Strategic Comp Holdings AFG acquired Strategic Comp Holdings, LLC in January 2008 for $37 million in cash. Additional contingent consideration could be due after seven years based on achieving certain operating milestones. Strategic Comp, headquartered in Louisiana, is a provider of workers’ compensation programs for mid-size to large commercial accounts. The entire purchase price was recorded as intangible renewal rights and is being amortized over the estimated retention period of seven years.
C.	Segments of Operations
AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity and supplemental insurance and (iii) other, which includes holding company assets and costs and assets and operations of the managed investment entities.
AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, executive liability, umbrella and excess liability, customized programs for small to mid-sized businesses and California workers’ compensation, and (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including collateral and mortgage protection insurance), surety and fidelity products and trade credit insurance. AFG’s annuity and supplemental insurance business markets traditional fixed and indexed annuities and a variety of supplemental insurance products such as Medicare supplement.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.
In 2010, 2009, and 2008, less than 5% of AFG’s revenues were derived from the sale of property and casualty insurance outside of the United States.
The following tables (in millions) show AFG’s assets, revenues and operating earnings before income taxes by significant business segment and sub-segment.

	2010	2009	2008
Assets
Property and casualty insurance (a)	$11,609	$11,863	$12,132
Annuity and supplemental insurance	17,766	15,476	13,933
Other	3,079	344	363

Total assets	$32,454	$27,683	$26,428

Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$1,167	$909	$1,291
Specialty casualty	873	917	1,013
Specialty financial	446	517	494
Other	64	69	69
Other lines	—	—	—

Total premiums earned	2,550	2,412	2,867
Investment income	335	414	406
Realized gains (losses)	88	123	(196)
Other	63	106	154

Total property and casualty insurance	3,036	3,055	3,231
Annuity and supplemental insurance:
Investment income	850	784	718
Life, accident and health premiums	451	444	435
Realized gains (losses)	—	(86)	(228)
Other	106	114	120

Total annuity and supplemental insurance	1,407	1,256	1,045
Other	54	9	17

Total revenues	$4,497	$4,320	$4,293

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$140	$236	$156
Specialty casualty	47	63	244
Specialty financial	112	134	(46)
Other	9	(9)	9
Other lines	(12)	(7)	(8)

Total underwriting	296	417	355
Investment income, realized gains (losses) and other	381	461	147

Total property and casualty insurance	677	878	502
Annuity and supplemental insurance:
Operations	196	162	158
Realized gains (losses)	—	(86)	(228)

Total annuity and supplemental insurance	196	76	(70)
Other (b)	(184)	(142)	(116)

Total operating earnings before income taxes	$689	$812	$316

(a)	Not allocable to sub-segments.

(b)	Includes holding company expenses and, in 2010, $32 million in earnings from managed investment entities attributable to AFG shareholders and $64 million in losses of managed investment entities attributable to noncontrolling interests.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
D.	Fair Value Measurements
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
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar assets or liabilities in inactive markets (markets in which there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers, or in which little information is released publicly); and valuations based on other significant inputs that are observable in active markets. AFG’s Level 2 financial instruments include separate account assets, corporate and municipal fixed maturity securities, MBS and investments of managed investment entities priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2.
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
AFG’s management is responsible for the valuation process and uses data from outside sources (including nationally recognized pricing services and broker/dealers) in establishing fair value. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured at fair value at December 31 are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
2010
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$249	$218	$—	$467
States, municipalities and political subdivisions	—	2,919	20	2,939
Foreign government	—	278	—	278
Residential MBS	—	3,563	312	3,875
Commercial MBS	—	2,117	6	2,123
All other corporate	9	9,201	436	9,646

Total AFS fixed maturities	258	18,296	774	19,328

Trading fixed maturities	—	390	3	393
Equity securities	461	208	21	690
Assets of managed investment entities (“MIE”)	96	2,393	48	2,537
Variable annuity assets (separate accounts) (a)	—	616	—	616
Other investments	—	98	—	98

Total assets accounted for at fair value	$815	$22,001	$846	$23,662

Liabilities:
Liabilities of managed investment entities	$65	$—	$2,258	$2,323
Derivatives embedded in annuity benefits accumulated	—	—	190	190

Total liabilities accounted for at fair value	$65	$—	$2,448	$2,513

2009
Assets:
Fixed maturities:
Available for sale	$371	$15,683	$769	$16,823
Trading	—	371	1	372
Equity securities	197	189	25	411
Variable annuity assets (separate accounts)(a)	—	549	—	549
Other investments	—	85	—	85

Total assets accounted for at fair value	$568	$16,877	$795	$18,240

Liabilities:
Derivatives embedded in annuity benefits accumulated	$—	$—	$113	$113

(a)	Variable annuity liabilities equal the fair value of variable annuity assets.
During 2010, there were no significant transfers between Level 1 and Level 2. Approximately 4% of the total assets measured at fair value on December 31, 2010, were Level 3 assets. Approximately 38% of these assets were MBS whose fair values were determined primarily using non-binding broker quotes; the balance was primarily private placement debt securities whose fair values were determined internally using significant unobservable inputs, including the evaluation of underlying collateral and issuer creditworthiness, as well as certain Level 2 inputs such as comparable yields and multiples on similar publicly traded issues. The fair values of the liabilities of managed investment entities were determined using non-binding broker quotes, which were reviewed by AFG’s internal investment professionals.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities during 2010, 2009 and 2008 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

			Total
			realized/unrealized
			gains (losses)
			included in
		Consolidate		Other	Purchases,
	Balance at	Managed		comp.	sales,	Transfer	Transfer	Balance at
	December 31,	Inv.	Net	income	issuances and	into	out of	December 31,
	2009	Entities	income	(loss)	settlements	Level 3	Level 3	2010
AFS fixed maturities:
State and municipal	$23	$—	$—	$1	$(4)	$17	$(17)	$20
Residential MBS	435	—	7	26	17	27	(200)	312
Commercial MBS	—	—	—	—	6	—	—	6
All other corporate	311	(6)	(10)	10	100	118	(87)	436
Trading fixed maturities	1	—	—	—	4	2	(4)	3
Equity securities	25	—	—	(1)	—	—	(3)	21
Assets of MIE	—	90	8	—	(16)	26	(60)	48
Liabilities of MIE (*)	—	(2,084)	(220)	—	46	—	—	(2,258)
Embedded derivatives	(113)	—	(20)	—	(57)	—	—	(190)

(*)	Total realized/unrealized loss included in net income includes losses of $213 million related to liabilities outstanding as of December 31, 2010. See Note H — “Managed Investment Entities.”

		Total
		realized/unrealized
		gains (losses)		Purchases,	Net
	Balance at	included in		sales,	Transfer	Balance at
	December 31,		Other comp.	issuances and	out of	December 31,
	2008	Net income	income (loss)	settlements	Level 3	2009
AFS fixed maturities	$706	$7	$89	$292	$(325)	$769
Trading fixed maturities	1	—	—	—	—	1
Equity securities	44	(13)	1	1	(8)	25
Other assets	5	—	—	—	(5)	—
Embedded derivatives	(96)	(29)	—	12	—	(113)

		Total
		realized/unrealized
		gains (losses)		Purchases,	Net
	Balance at	included in		sales,	Transfer	Balance at
	December 31,		Other comp.	issuances and	into (out of)	December 31,
	2007	Net income	income (loss)	settlements	Level 3	2008
AFS fixed maturities	$527	$(1)	$(80)	$175	$85	$706
Trading fixed maturities	11	(1)	—	(1)	(8)	1
Equity securities	56	(5)	(5)	(10)	8	44
Other assets	5	(1)	—	(1)	2	5
Embedded derivatives	(155)	79	—	(20)	—	(96)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG’s financial instruments at December 31.

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$1,099	$1,099	$1,120	$1,120
Fixed maturities	19,721	19,721	17,195	17,195
Equity securities	690	690	411	411
Mortgage loans	468	469	376	373
Policy loans	264	264	276	276
Other investments — derivatives	98	98	85	85
Assets of managed investment entities	2,537	2,537	—	—
Variable annuity assets (separate accounts)	616	616	549	549

Liabilities:
Annuity benefits accumulated (*)	$12,696	$12,233	$11,123	$10,365
Long-term debt	952	1,023	828	839
Liabilities of managed investment entities	2,323	2,323	—	—
Variable annuity liabilities (separate accounts)	616	616	549	549
Other liabilities — derivatives	14	14	5	5

(*)	Excludes life contingent annuities in the payout phase.
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
E.	Investments
Available for sale fixed maturities and equity securities at December 31 consisted of the following (in millions):

	2010				2009
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
U.S. Government and government agencies	$453	$467	$15	$(1)	$599	$612	$14	$(1)
States, municipalities and political subdivisions	2,927	2,939	53	(41)	1,764	1,789	40	(15)
Foreign government	269	278	9	—	261	264	4	(1)
Residential MBS	3,781	3,875	222	(128)	4,142	3,956	126	(312)
Commercial MBS	1,972	2,123	153	(2)	1,434	1,431	22	(25)
All other corporate	9,088	9,646	602	(44)	8,530	8,771	375	(134)

Total fixed maturities	$18,490	$19,328	$1,054	$(216)	$16,730	$16,823	$581	$(488)

Common stocks	$312	$543	$232	$(1)	$112	$298	$187	$(1)

Perpetual preferred stocks	$146	$147	$6	$(5)	$116	$113	$6	$(9)

The non-credit related portion of other-than-temporary impairment charges are included in other comprehensive income (loss). Such charges taken for securities still owned at December 31, 2010 and 2009, respectively, were $258 million and $284 million for residential MBS, $1 million and $3 million for commercial MBS and $1 million and $4 million for corporate bonds.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009.

	Less Than Twelve Months			Twelve Months or More
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost
2010
Fixed maturities:
U.S. Government and government agencies	$(1)	$86	99%	$—	$—	—%
States, municipalities and political subdivisions	(38)	1,180	97%	(3)	40	93%
Foreign government	—	37	99%	—	—	—%
Residential MBS	(11)	412	97%	(117)	551	82%
Commercial MBS	(2)	83	98%	—	15	97%
All other corporate	(24)	1,020	98%	(20)	275	93%

Total fixed maturities	$(76)	$2,818	97%	$(140)	$881	86%

Common stocks	$—	$21	99%	$(1)	$4	88%

Perpetual preferred stocks	$—	$22	98%	$(5)	$37	88%

2009
Fixed maturities:
U.S. Government and government agencies	$(1)	$232	99%	$—	$—	—%
States, municipalities and political subdivisions	(8)	470	98%	(7)	69	90%
Foreign government	(1)	81	99%	—	—	—%
Residential MBS	(37)	458	93%	(275)	1,392	84%
Commercial MBS	(1)	209	99%	(24)	395	94%
All other corporate	(19)	895	98%	(115)	1,336	92%

Total fixed maturities	$(67)	$2,345	97%	$(421)	$3,192	88%

Common stocks	$(1)	$3	79%	$—	$2	99%

Perpetual preferred stocks	$—	$—	—%	$(9)	$47	84%

At December 31, 2010, the gross unrealized losses on fixed maturities of $216 million relate to approximately 1,150 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 58% of the gross unrealized loss and 82% of the fair value.
Gross Unrealized Losses on MBS At December 31, 2010, gross unrealized losses on AFG’s residential MBS represented 59% of the total gross unrealized loss on fixed maturity securities. Of the residential MBS that have been in an unrealized loss position (“impaired”) for 12 months or more (258 securities), approximately 40% of the unrealized losses and 47% of the fair value relate to investment grade rated securities. AFG analyzes its MBS for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For 2010, AFG recorded in earnings $51 million and $2 million in other-than-temporary impairment charges related to its residential and commercial MBS, respectively.
Gross Unrealized Losses on All Other Corporates AFG recognized in earnings approximately $24 million in other-than-temporary impairment charges on “all other corporate” securities during 2010. Management concluded that no additional charges for other-than-temporary impairment were required based on many factors, including AFG’s ability and intent to hold the investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of historical and projected company-specific financial data, the outlook for industry sectors, and credit ratings.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table is a progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income (loss) (in millions).

	2010	2009
Balance at January 1	$99	$14
Additional credit impairments on:
Previously impaired securities	44	26
Securities without prior impairments	9	72
Reductions — disposals	(9)	(13)

Balance at December 31	$143	$99

The table below sets forth the scheduled maturities of available for sale fixed maturities as of December 31, 2010 (in millions). Securities with sinking funds and other securities that pay down principal over time are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately four years at December 31, 2010.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$546	$556	3%
After one year through five years	4,922	5,182	27
After five years through ten years	5,505	5,813	30
After ten years	1,764	1,779	9

	12,737	13,330	69
MBS	5,753	5,998	31

Total	$18,490	$19,328	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at December 31, 2010 or 2009.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
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

		Deferred Tax and
		Amounts Attributable
		to Noncontrolling
	Pre-tax	Interests	Net
December 31, 2010
Unrealized gain on:
Fixed maturity securities	$838	$(295)	$543
Equity securities	232	(82)	150
Deferred policy acquisition costs	(340)	118	(222)
Annuity benefits and other liabilities	6	(2)	4

	$736	$(261)	$475

December 31, 2009
Unrealized gain on:
Fixed maturity securities	$93	$(33)	$60
Equity securities	183	(65)	118
Deferred policy acquisition costs	(18)	6	(12)

	$258	$(92)	$166

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

						Noncon-
	Fixed	Equity	Other		Tax	trolling
	Maturities	Securities	Investments(b)	Other(a)	Effects	Interests	Total
2010
Realized before impairments	$146	$36	$(5)	$(14)	$(57)	$(2)	$104
Realized — impairments	(79)	(1)	(6)	24	22	—	(40)
Change in unrealized	751	49	—	(316)	(169)	(2)	313

2009
Realized before impairments	207	61	1	(23)	(82)	(5)	159
Realized — impairments	(221)	(22)	(28)	68	72	1	(130)
Change in unrealized	2,005	126	—	(788)	(471)	(6)	866

2008
Realized before impairments	51	(82)	—	7	8	2	(14)
Realized — impairments	(245)	(199)	(2)	44	138	8	(256)
Change in unrealized	(1,822)	48	—	747	360	3	(664)

(a)	Primarily adjustments to deferred policy acquisition costs related to annuities.

(b)	Includes mortgage loans and other investments.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Realized gains include net gains of $50 million in 2010, $157 million in 2009 and $81 million in 2008 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	2010	2009	2008
Fixed maturities:
Gross gains	$108	$92	$65
Gross losses	(11)	(43)	(95)

Equity securities:
Gross gains	35	82	60
Gross losses	—	(21)	(141)
F.	Derivatives
As discussed under “Derivatives” in Note A, AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.
The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		December 31, 2010		December 31, 2009
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$101	$—	$226	$—
Interest rate swaptions	Other investments	21	—	24	—
Indexed annuities (embedded derivative)	Annuity benefits accumulated	—	190	—	113
Equity index call options	Other investments	77	—	61	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	14	—	5

		$199	$204	$311	$118

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
AFG’s indexed annuities, which represented 27% of annuity benefits accumulated at December 31, 2010, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives.
As discussed under “Reinsurance” in Note A, certain reinsurance contracts in AFG’s annuity and supplemental insurance business are considered to contain embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for 2010 and 2009 (in millions):

	Statement of
Derivative	Earnings Line	2010	2009
MBS with embedded derivatives	Realized gains	$50	$157
Interest rate swaptions	Realized gains	(7)	8
Indexed annuities (embedded derivative)	Annuity benefits	(20)	(29)
Equity index call options	Annuity benefits	41	26
Reinsurance contracts (embedded derivative)	Investment income	(9)	(25)

		$55	$137

G.	Deferred Policy Acquisition Costs
Deferred policy acquisition costs consisted of the following at December 31 (in millions):

	2010	2009
Property and casualty insurance	$324	$338
Annuity and supplemental insurance:
Policy acquisition costs	892	853
Policyholder sales inducements	204	207
Present value of future profits (“PVFP”)	164	190
Impact of unrealized gains and losses on securities	(340)	(18)

Total annuity and supplemental	920	1,232

	$1,244	$1,570

During 2010, 2009 and 2008, AFG capitalized $33 million, $32 million and $53 million, respectively, relating to sales inducements offered to annuity policyholders. Amortization of sales inducements was $36 million, $20 million and $10 million in these periods, respectively.
The PVFP amounts in the table above are net of $174 million and $148 million of accumulated amortization at December 31, 2010 and 2009, respectively. Amortization of the PVFP was $26 million in 2010, $29 million in 2009 and $30 million in 2008. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-sixth of the balance at the beginning of each respective year.
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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
AFG’s maximum ultimate exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $17 million at December 31, 2010.
The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after elimination of $15 million in management fees and $17 million in income attributable to shareholders of AFG in 2010, as measured by the change in the fair value of AFG’s investments in the CLOs. AFG’s operating earnings before income taxes for 2010 includes $64 million in CLO losses attributable to noncontrolling interests.
The net loss from changes in the fair value of assets and liabilities of managed investment entities included in the Statement of Earnings for 2010 includes gains of $150 million from changes in the fair value of CLO assets and losses of $220 million from changes in the fair value of CLO liabilities. The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $69 million at December 31, 2010. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $301 million at that date. The CLO assets include $6 million in loans (aggregate unpaid principal balance of $12 million) for which the CLOs are not accruing interest because the loans are in default.
I.	Goodwill and Other Intangibles
Changes in the carrying value of goodwill during 2009 and 2010, by reporting segment, are presented in the following table (in millions):

	Property and	Annuity and
	Casualty	Supplemental	Total
Balance January 1, 2009	$152	$58	$210
Impairment charge	—	(2)	(2)

Balance December 31, 2009	152	56	208
Impairment charge	—	(22)	(22)

Balance December 31, 2010	$152	$34	$186

In the third quarter of 2010, management decided to de-emphasize the sale of supplemental health insurance products through career agents, including the sale of a marketing subsidiary. As a result of this decision, AFG performed an interim impairment test of the goodwill associated with the reporting unit using an income valuation method based on discounted cash flows. Based on the results of this test, AFG recorded a goodwill impairment charge of $22 million (included in realized gains (losses) on subsidiaries) to write off all of the goodwill related to this reporting unit.
AFG recorded a goodwill impairment charge of $2 million (included in realized gains (losses) on subsidiaries) in the third quarter of 2009 to write off the goodwill associated with an annuity and supplemental insurance agency subsidiary. A review for impairment was prompted by a decrease in estimated future earnings from this agency. Fair value of the agency was estimated using the present value of expected future cash flows.
Included in other assets in AFG’s Balance Sheet is $49 million at December 31, 2010 and $60 million at December 31, 2009 in amortizable intangible assets related to property and casualty insurance acquisitions, primarily the 2008 acquisitions of Marketform and Strategic Comp. These amounts are net of accumulated amortization of $35 million and $23 million, respectively. Amortization of these intangibles was $12 million in 2010, $22 million in 2009 and $24 million in 2008. Future amortization of intangibles (weighted average amortization period of 4 years) is estimated to be $12 million in each of 2011, 2012, 2013 and 2014, and less than $1 million per year thereafter. Other assets also include $8 million in non-amortizable intangible assets related to insurance licenses acquired in the acquisition of Vanliner in 2010.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
J.	Long-Term Debt
Long-term debt consisted of the following at December 31 (in millions):

	2010	2009
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
7% Senior Notes due September 2050	132	—
7-1/8% Senior Debentures due February 2034	115	115
Other	3	3

	600	468

Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112	112
7-1/4% Senior Debentures due January 2034	86	86
Notes payable secured by real estate due 2011 through 2016	65	66
Secured borrowings ($18 and $19 guaranteed by AFG)	41	52
National Interstate bank credit facility	20	15
American Premier Underwriters, Inc. (“American Premier”)
10-7/8% Subordinated Notes due May 2011	8	8
Other	—	1

	332	340

Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures due
May 2033	20	20

	$952	$828

At December 31, 2010, scheduled principal payments on debt for the subsequent five years were as follows: 2011 — $20 million, 2012 — $32 million, 2013 — $20 million, 2014 — $2 million and 2015 — $14 million.
As shown below at December 31 (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	2010	2009

Unsecured obligations	$846	$710
Obligations secured by real estate	65	66
Other secured borrowings	41	52

	$952	$828

In August 2010, AFG replaced its credit facility with a three-year, $500 million revolving credit line. Amounts borrowed under this agreement bear interest at rates ranging from 1.75% to 3.00% (currently 2%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at December 31, 2010.
In September 2010, AFG issued $132 million of 7% Senior Notes due 2050. In April 2009, AFG paid $136 million to redeem its outstanding 7-1/8% Senior Debentures at maturity. In June 2009, AFG issued $350 million of 9-7/8% Senior Notes due 2019 and used the proceeds to repay borrowings under the bank credit facility.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
In 2009, AFG subsidiaries borrowed a total of $59 million at interest rates ranging from 3.8% to 4.25% over LIBOR (weighted average interest rate of 4.3% at December 31, 2010). The loans require principal payments over the next three years.
Cash interest payments on long-term debt were $68 million in 2010, $64 million in 2009 and $58 million in 2008. Interest expense in the Statement of Earnings includes interest credited on funds held by AFG’s insurance subsidiaries under reinsurance contracts and other similar agreements as follows: 2010 — $10 million, 2009 — $7 million; and 2008 — $8 million.
K.	Shareholders’ Equity
AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.
Stock Incentive Plans Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards.
At December 31, 2010, there were 14.7 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plans. Options are granted with an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options expire ten years after the date of grant. Data for stock options issued under AFG’s stock incentive plans is presented below:

			Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at January 1, 2010	9,157,019	$23.74

Granted	1,130,050	$24.83
Exercised	(1,547,526)	$17.50
Forfeited/Cancelled	(220,285)	$24.79
Expired	(35,025)	$28.79

Outstanding at December 31, 2010	8,484,233	$24.98	5.9 years	$67

Options exercisable at
December 31, 2010	4,950,293	$24.47	4.7 years	$42

Options and other awards available for grant at December 31, 2010	6,184,784

The total intrinsic value of options exercised during 2010, 2009 and 2008 was $19 million, $11 million and $14 million, respectively. During 2010, 2009 and 2008, AFG received $27 million, $10 million and $17 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $6 million, $4 million and $5 million, respectively.
AFG uses the Black-Scholes option pricing model to calculate the “fair value” of its option grants. Expected volatility is based on historical volatility over a period equal to the estimated term. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The weighted average fair value of options granted during 2010, 2009 and 2008 was $8.90 per share, $5.85 per share and $7.93 per share, respectively, based on the following assumptions:

	2010	2009	2008
Expected dividend yield	2.2%	2.7%	1.8%
Expected volatility	39%	37%	28%
Expected term (in years)	7.5	7.5	7.5
Risk-free rate	3.2%	2.1%	3.2%

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The restricted Common Stock that AFG has granted generally vests over a three or four year period. The $6 million of unamortized expense related to these grants will be expensed over the weighted average of 3.2 years. Data relating to grants of restricted stock is presented below:

		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2010	79,801	$19.10
Granted	254,560	$27.07
Vested	(5,250)	$19.10
Forfeited	(6,125)	$24.83

Outstanding at December 31, 2010	322,986	$25.27

AFG issued 141,264 shares of Common Stock (fair value of $24.83 per share) in the first quarter of 2010 under the Annual Co-CEO Equity Bonus Plan.
Total compensation expense related to stock incentive plans of AFG and its subsidiaries for 2010, 2009 and 2008 was $20 million, $13 million and $15 million (including $2 million in non-deductible stock awards), respectively. Related tax benefits totaled $6 million in 2010 and $3 million in both 2009 and 2008. As of December 31, 2010, there was a total of $20 million of total unrecognized compensation expense related to nonvested stock options granted under AFG’s plans. That cost is expected to be recognized over the weighted average of 2.9 years.
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

	Pretax	Foreign				Accumulated
	Net Unrealized	Currency			Noncon-	Other
	Gains (Losses)	Translation		Tax	trolling	Comprehensive
	on Securities	Adjustment	Other (a)	Effects	Interests	Income (Loss)

Balance at January 1, 2008	$(31)	$28	$5	$8	$2	$12
Unrealized holding losses on securities arising during the year	(1,451)	—	—	505	13	(933)
Realized losses included in net income	424	—	—	(145)	(10)	269
Foreign currency translation losses	—	(46)	—	—	5	(41)
Other	—	—	(16)	6	—	(10)

Balance at December 31, 2008	(1,058)	(18)	(11)	374	10	(703)
Cumulative effect of accounting change	(27)	—	—	10	—	(17)
Unrealized holding gains on securities arising during the year	1,413	—	—	(490)	(9)	914
Realized gains included in net income	(70)	—	—	19	3	(48)
Foreign currency translation gains	—	19	—	—	(1)	18
Other	—	—	(2)	1	—	(1)

Balance at December 31, 2009	258 (b)	1	(13)	(86)	3	163
Unrealized holding gains on securities arising during the year	596	—	—	(208)	(4)	384
Realized gains included in net income	(112)	—	—	39	2	(71)
Foreign currency translation gains	—	8	—	—	—	8
Other	(6)	—	—	2	(1)	(5)

Balance at December 31, 2010	$736 (b)	$9	$(13)	$(253)	$—	$479

(a)	Net unrealized pension and other postretirement plan benefits.

(b)	Includes $17 million at December 31, 2010 and $98 million at December 31, 2009 in net pretax unrealized losses ($11 million and $63 million, respectively, net of tax) related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.	Income Taxes
The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in millions):

	2010	2009	2008

Earnings before income taxes	$689	$812	$316

Income taxes at statutory rate	$241	$284	$111
Effect of:
Losses of managed investment entities	23	—	—
Goodwill impairment charge	8	—	—
Subsidiaries not in AFG’s tax return	6	8	1
Tax exempt interest	(16)	(10)	(8)
Change in valuation allowance	(1)	(7)	8
Other	5	7	4

Provision for income taxes as shown on the Statement of Earnings	$266	$282	$116

Total earnings before income taxes include income (losses) subject to tax in foreign jurisdictions of ($12 million) in 2010, ($71 million) in 2009 and $26 million in 2008.
The total income tax provision (credit) consists of (in millions):

	2010	2009	2008
Current taxes:
Federal	$214	$239	$136
State	4	6	4
Foreign	(1)	1	2
Deferred taxes:
Federal	63	51	(26)
Foreign	(14)	(15)	—

Provision for income taxes	$266	$282	$116

For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2010 (in millions):

	Expiring	Amount
Operating Loss — U.S.	2011 – 2020	$74
	2021 – 2025	74
Operating Loss — United Kingdom	indefinite	43
Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31, were as follows (in millions):

	2010	2009
Deferred tax assets:
Federal net operating loss carryforwards	$52	$52
Foreign underwriting losses	32	17
Capital loss carryforwards	—	36
Insurance claims and reserves	404	404
Employee benefits	93	90
Other, net	68	87

Total deferred tax assets before valuation allowance	649	686
Valuation allowance for deferred tax assets	(54)	(55)

Total deferred tax assets	595	631
Deferred tax liabilities:
Subsidiaries not in AFG’s tax return	(56)	(49)
Investment securities	(324)	(42)
Deferred acquisition costs	(331)	(452)

Total deferred tax liabilities	(711)	(543)

Net deferred tax asset (liability)	$(116)	$88

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG’s net deferred tax liability at December 31, 2010, is included in other liabilities in AFG’s Balance Sheet; its net deferred tax asset at December 31, 2009, is included in other assets.
“Foreign underwriting losses” in the table above includes the net operating loss carryforward and other deferred tax assets related to the Marketform Lloyd’s insurance business, which resulted from underwriting losses in its run-off Italian public hospital medical malpractice business. These deferred tax assets can be carried forward indefinitely to offset future taxable income in the United Kingdom. At December 31, 2010, AFG determined that it was more likely than not that it will be able to utilize these losses based upon the historical and projected profitability of Marketform’s ongoing operations and the fact that the losses resulted from a business that has not been written since 2008.
The changes in the deferred tax liabilities related to investment securities and deferred acquisition costs at year end 2010 compared to 2009 are due primarily to the increase in unrealized gains on fixed maturity securities. The gross deferred tax asset has been reduced by a valuation allowance including $50 million related to a portion of AFG’s net operating loss carryforwards (“NOL”) that is subject to the separate return limitation year (“SRLY”) tax rules. A SRLY NOL can be used only by the entity that created it and only in years that the consolidated group has taxable income.
The likelihood of realizing deferred tax assets is reviewed periodically; any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.
A progression of the liability for uncertain tax positions, excluding interest and penalties, follows (in millions):

	2010	2009	2008
Balance at January 1	$36	$36	$36

Additions for tax positions of current year	16	—	—

Balance at December 31	$52	$36	$36

In 2010, AFG increased its liability for uncertain tax positions by $16 million, exclusive of interest, to reflect uncertainty as to the timing of tax return inclusion of income related to certain securities. Because the ultimate recognition of income with respect to these securities is highly certain, the recording of this liability resulted in an offsetting reduction in AFG’s deferred tax liability. Accordingly, the ultimate resolution of this item will not impact AFG’s annual effective tax rate but could accelerate the payment of taxes.
The total unrecognized tax benefits and related interest that, if recognized, would impact the effective tax rate is $48 million at December 31, 2010. This amount does not include tax and interest totaling $17 million paid to the IRS in 2005 and 2006 for which a suit for refund has been filed (discussed below). AFG’s provision for income taxes included $2 million in both 2010 and 2009 and $3 million in 2008 of interest (net of federal benefit). AFG’s liability for interest related to unrecognized tax benefits was $12 million at December 31, 2010 and $10 million at December 31, 2009 (net of federal benefit); no penalties were accrued at those dates.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG’s 2010, 2009 and 2008 tax years remain subject to examination by the IRS. In addition, AFG has several tax years for which there are ongoing disputes. AFG filed a suit for refund in the U.S. District Court in Southern Ohio as a result of its dispute with the IRS regarding the calculation of tax reserves for certain annuity reserves pursuant to Actuarial Guideline 33. Oral arguments on joint motions for summary judgment were presented in June 2009. In March 2010, the Court issued an Order denying both motions. In June 2010, the Court issued a final judgment in favor of AFG. The IRS has appealed the decision. Ultimate resolution may require revised tax calculations for the years 1996-2005, possibly requiring a revised application of tax attribute carryovers or carrybacks, both capital and ordinary, to the affected years, and is contingent upon formal review and acceptance by the IRS. Resolution of the case could result in a decrease in the liability for unrecognized tax benefits by up to $36 million and a decrease in related accrued interest of $12 million. These amounts do not include tax and interest paid to the IRS in 2005 and 2006, for which the suit was filed, totaling $17 million.
Cash payments for income taxes, net of refunds, were $196 million, $190 million and $199 million for 2010, 2009 and 2008, respectively.
M.	Contingencies
Establishing property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims is subject to uncertainties that are significantly greater than those presented by other types of claims. In addition, accruals (included in other liabilities) have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor, Penn Central Transportation Company (“PCTC”) and its subsidiaries, prior to its bankruptcy reorganization in 1978 and certain manufacturing operations disposed of by American Premier and GAFRI.
The insurance group’s liability for asbestos and environmental reserves was $416 million at December 31, 2010; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $74 million.
At December 31, 2010, American Premier and its subsidiaries had liabilities for environmental and personal injury claims aggregating $90 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace.
At December 31, 2010, GAFRI had a liability of approximately $7 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.
While management believes AFG has recorded adequate reserves for the items discussed in this note, the outcome is uncertain and could result in liabilities that may vary from amounts AFG has currently recorded. Such amounts could have a material effect on AFG’s future results of operations and financial condition.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
N.	Quarterly Operating Results (Unaudited)
The operations of certain AFG business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. The profitability of AFG’s crop insurance business is primarily recognized during the second half of the year as crop prices and yields are determined. Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time.
The following are quarterly results of consolidated operations for the two years ended December 31, 2010 (in millions, except per share amounts). Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
2010
Revenues	$1,034	$1,052	$1,255	$1,156	$4,497
Net earnings, including noncontrolling interests	88	100	126	109	423
Net earnings attributable to shareholders	106	108	132	133	479

Earnings attributable to shareholders per common share:
Basic	$.94	$.98	$1.22	$1.24	$4.38
Diluted	.93	.97	1.21	1.23	4.33

Average number of Common Shares:
Basic	112.0	110.2	108.2	106.7	109.2
Diluted	113.1	111.8	109.5	108.1	110.5

2009
Revenues	$1,006	$1,096	$1,093	$1,125	$4,320
Net earnings, including noncontrolling interests	110	132	131	157	530
Net earnings attributable to shareholders	104	127	127	161	519

Earnings attributable to shareholders per common share:
Basic	$.90	$1.10	$1.10	$1.40	$4.49
Diluted	.88	1.09	1.09	1.38	4.45

Average number of Common Shares:
Basic	115.7	115.8	116.1	115.3	115.7
Diluted	116.4	116.5	117.2	116.6	116.8
Pretax realized gains (losses) on securities (including other-than-temporary impairments) and favorable (unfavorable) prior year development of AFG’s liability for losses and loss adjustment expenses (“LAE”) were as follows (in millions):

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
Realized Gains (Losses) on Securities
2010	$4	$11	$57	$29	$101
2009	(41)	15	9	60	43

Prior Year Development Favorable (Unfavorable)
2010	$39	$57	$14	$48	$158
2009	63	77	76	(18)	198
Results for 2010 include pretax catastrophe losses of $34 million in the second quarter, primarily from hailstorms in Oklahoma. Results for the third quarter of 2010 include a pretax gain of $26 million from the sale of a portion of AFG’s investment in Verisk Analytics, Inc. and $39 million in adverse reserve development related to Marketform, primarily its run-off Italian public hospital medical malpractice business.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Realized gains (losses) on securities in 2009 include pretax charges of $76 million for other-than-temporary impairments on securities in the first quarter and a pretax gain of $76 million from the sale of shares of Verisk in the fourth quarter. Prior year development in 2009 includes favorable development of $39 million, $31 million and $21 million in the second, third and fourth quarters, respectively, related to the run-off residual value insurance operations and $48 million of unfavorable development in the fourth quarter related to Marketform’s run-off Italian public hospital medical malpractice business.
O.	Insurance
Securities owned by U.S.-based insurance subsidiaries having a carrying value of approximately $1.2 billion at December 31, 2010, were on deposit as required by regulatory authorities. At December 31, 2010, AFG and its subsidiaries had $144 million in undrawn letters of credit ($43 million of which was collateralized) supporting the underwriting capacity of its U.K.-based Lloyd’s insurer.
Property and Casualty Insurance Reserves The liability for losses and LAE for long-term scheduled payments under certain workers’ compensation insurance has been discounted at 6%, an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2010, has been reduced by $32 million.
The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years (in millions). Favorable development in 2010 was primarily in the Specialty casualty and Specialty financial sub-segments. Favorable development in 2009 was in the Specialty financial, Specialty casualty and Property and transportation sub-segments. In 2008, AFG had significant favorable reserve development in the Specialty casualty and Property and transportation sub-segments.

	2010	2009	2008

Balance at beginning of period	$3,899	$4,154	$3,868

Provision for losses and LAE occurring in the current year	1,615	1,385	1,864
Net decrease in provision for claims of prior years	(158)	(198)	(242)

Total losses and LAE incurred	1,457	1,187	1,622
Payments for losses and LAE of:
Current year	(368)	(503)	(645)
Prior years	(1,108)	(999)	(811)

Total payments	(1,476)	(1,502)	(1,456)

Reserves of businesses acquired	287	—	120
Foreign — currency translation and other	(3)	60	—

Balance at end of period	4,164	3,899	4,154

Add back reinsurance recoverables, net of allowance	2,249	2,513	2,610

Gross unpaid losses and LAE included in the Balance Sheet	$6,413	$6,412	$6,764

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Investment Income The following table shows (in millions) investment income earned and investment expenses incurred by AFG’s insurance group.

	2010	2009	2008
Insurance group investment income:
Fixed maturities	$1,112	$1,142	$1,026
Equity securities	11	11	19
Other	63	46	76

Total investment income	1,186	1,199	1,121
Insurance group investment expenses (*)	(25)	(38)	(24)

Net investment income	$1,161	$1,161	$1,097

(*)	Included primarily in “Other operating and general expenses” in the Statement of Earnings.
Statutory Information AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings (loss) and policyholders’ surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

				Policyholders’
	Net Earnings (Loss)			Surplus
	2010	2009	2008	2010	2009

Property and casualty companies	$624	$574	$170	$2,101	$2,061
Life insurance companies	213	(76)	(93)	1,153	1,023
Reinsurance In the normal course of business, AFG’s insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, AFG’s insurance subsidiaries would remain liable. The following table shows (in millions) (i) amounts deducted from property and casualty written and earned premiums in connection with reinsurance ceded, (ii) written and earned premiums included in income for reinsurance assumed and (iii) reinsurance recoveries represent ceded losses and loss adjustment expenses.

	2010	2009	2008

Direct premiums written	$3,542	$3,731	$4,230
Reinsurance assumed	47	32	37
Reinsurance ceded	(1,181)	(1,452)	(1,381)

Net written premiums	$2,408	$2,311	$2,886

Direct premiums earned	$3,653	$3,854	$4,196
Reinsurance assumed	45	32	36
Reinsurance ceded	(1,148)	(1,474)	(1,365)

Net earned premiums	$2,550	$2,412	$2,867

Reinsurance recoveries	$395	$898	$1,021

AFG has reinsured approximately $18 billion in face amount of life insurance at December 31, 2010 and $19 billion at December 31, 2009. Life premiums ceded were $49 million, $54 million and $57 million for 2010, 2009 and 2008, respectively.
Variable Annuities At December 31, 2010, the aggregate guaranteed minimum death benefit value (assuming every variable annuity policyholder died on that date) on AFG’s variable annuity policies exceeded the fair value of the underlying variable annuities by $52 million, compared to $85 million at December 31, 2009. Death benefits paid in excess of the variable annuity account balances were less than $1 million in each of the last three years.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
P.	Additional Information
Losses and loss adjustment expenses included charges for possible losses on reinsurance recoverables of less than $1 million in 2010, 2009 and 2008. The aggregate allowance for losses on reinsurance recoverables amounted to approximately $28 million at December 31, 2010 and 2009.
Operating Leases Total rental expense for various leases of office space and equipment was $42 million in each of 2010, 2009 and 2008. AFG has committed to lease approximately 530,000 square feet of office space under a 15-year lease beginning in 2011. Rentals, which escalate over the lease term, average approximately $17 million per year. Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2010, were as follows: 2011 — $46 million; 2012 — $46 million; 2013 — $42 million; 2014 — $37 million; 2015 — $32 million; and $205 million thereafter.
Financial Instruments with Off-Balance-Sheet Risk On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2010, AFG and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling up to $26 million.
Restrictions on Transfer of Funds and Assets of Subsidiaries Payments of dividends, loans and advances by AFG’s subsidiaries are subject to various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2011 from its insurance subsidiaries without seeking regulatory clearance is $801 million. Additional amounts of dividends, loans and advances require regulatory approval.
Benefit Plans AFG expensed approximately $30 million in 2010, $34 million in 2009 and $19 million in 2008 for its retirement and employee savings plans.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Q.	Condensed Consolidating Information
AFG has guaranteed all of the outstanding public debt of GAFRI and GAFRI’s wholly-owned subsidiary, AAG Holding Company, Inc. In addition, GAFRI guarantees AAG Holding’s public debt. The AFG and GAFRI guarantees are full and unconditional and joint and several. Condensed consolidating financial statements for AFG are as follows:
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
December 31, 2010

Assets:
Cash and investments	$412	$33	$—	$22,228	$(3)	$22,670
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,386	—	3,386
Agents’ balances and premiums receivable	—	—	—	535	—	535
Deferred policy acquisition costs	—	—	—	1,244	—	1,244
Assets of managed investment entities	—	—	—	2,537	—	2,537
Other assets	36	6	5	2,050	(15)	2,082
Investment in subsidiaries and affiliates	4,816	1,899	1,996	671	(9,382)	—

Total assets	$5,264	$1,938	$2,001	$32,651	$(9,400)	$32,454

Liabilities and Equity:
Unpaid losses and loss adjustment expenses and unearned premiums	$—	$—	$—	$7,947	$—	$7,947
Annuity, life, accident and health benefits and reserves	—	—	—	14,556	(1)	14,555
Liabilities of managed investment entities	—	—	—	2,323	—	2,323
Long-term debt	600	1	219	133	(1)	952
Other liabilities	194	19	110	1,888	(154)	2,057

Total liabilities	794	20	329	26,847	(156)	27,834

Total shareholders’ equity	4,470	1,918	1,672	5,654	(9,244)	4,470
Noncontrolling interests	—	—	—	150	—	150

Total liabilities and equity	$5,264	$1,938	$2,001	$32,651	$(9,400)	$32,454

December 31, 2009

Assets:
Cash and investments	$225	$33	$—	$19,535	$(2)	$19,791
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,660	—	3,660
Agents’ balances and premiums receivable	—	—	—	554	—	554
Deferred policy acquisition costs	—	—	—	1,570	—	1,570
Other assets	14	5	6	2,063	20	2,108
Investment in subsidiaries and affiliates	4,189	1,539	1,624	687	(8,039)	—

Total assets	$4,428	$1,577	$1,630	$28,069	$(8,021)	$27,683

Liabilities and Equity:
Unpaid losses and loss adjustment expenses and unearned premiums	$—	$—	$—	$7,980	$—	$7,980
Annuity, life, accident and health benefits and reserves	—	—	—	12,939	(1)	12,938
Long-term debt	468	1	219	140	—	828
Other liabilities	179	21	110	1,876	(168)	2,018

Total liabilities	647	22	329	22,935	(169)	23,764

Total shareholders’ equity	3,781	1,555	1,301	4,996	(7,852)	3,781
Noncontrolling interests	—	—	—	138	—	138

Total liabilities and equity	$4,428	$1,577	$1,630	$28,069	$(8,021)	$27,683

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE YEAR ENDED DECEMBER 31, 2010

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$2,550	$—	$2,550
Life, accident and health premiums	—	—	—	451	—	451
Realized gains (losses)	—	(2)	—	90	—	88
Income of managed investment entities	—	—	—	23	—	23
Investment and other income	4	11	—	1,392	(22)	1,385
Equity in earnings of subsidiaries	850	195	242	—	(1,287)	—

Total revenues	854	204	242	4,506	(1,309)	4,497

Costs and Expenses:
Insurance benefits and expenses	—	—	—	3,297	—	3,297
Interest charges on borrowed money	58	—	25	17	(22)	78
Expenses of managed investment entities	—	—	—	55	—	55
Other operating and general expenses	51	16	5	306	—	378

Total costs and expenses	109	16	30	3,675	(22)	3,808

Operating earnings before income taxes	745	188	212	831	(1,287)	689
Provision (credit) for income taxes	266	72	72	314	(458)	266

Net earnings, including noncontrolling interests	479	116	140	517	(829)	423
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(56)	—	(56)

Net Earnings Attributable to Shareholders	$479	$116	$140	$573	$(829)	$479

FOR THE YEAR ENDED DECEMBER 31, 2009

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$2,412	$—	$2,412
Life, accident and health premiums	—	—	—	444	—	444
Realized gains (losses)	—	(7)	—	44	1	38
Investment and other income	2	10	—	1,437	(23)	1,426
Equity in earnings of subsidiaries	896	73	115	—	(1,084)	—

Total revenues	898	76	115	4,337	(1,106)	4,320

Costs and Expenses:
Insurance benefits and expenses	—	—	—	2,978	—	2,978
Interest charges on borrowed money	50	—	25	15	(23)	67
Other operating and general expenses	47	20	6	391	(1)	463

Total costs and expenses	97	20	31	3,384	(24)	3,508

Operating earnings before income taxes	801	56	84	953	(1,082)	812
Provision (credit) for income taxes	282	17	26	327	(370)	282

Net earnings, including noncontrolling interests	519	39	58	626	(712)	530
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	11	—	11

Net Earnings Attributable to Shareholders	$519	$39	$58	$615	$(712)	$519

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE YEAR ENDED DECEMBER 31, 2008

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$2,867	$—	$2,867
Life, accident and health premiums	—	—	—	435	—	435
Realized gains (losses)	(2)	—	—	(426)	2	(426)
Investment and other income	(1)	11	—	1,438	(31)	1,417
Equity in earnings (loss) of subsidiaries	407	(87)	(64)	—	(256)	—

Total revenues	404	(76)	(64)	4,314	(285)	4,293

Costs and Expenses:
Insurance benefits and expenses	—	—	—	3,444	—	3,444
Interest charges on borrowed money	59	—	29	14	(32)	70
Other operating and general expenses	33	18	6	407	(1)	463

Total costs and expenses	92	18	35	3,865	(33)	3,977

Operating earnings (loss) before income taxes	312	(94)	(99)	449	(252)	316
Provision (credit) for income taxes	116	(34)	(32)	168	(102)	116

Net earnings (loss), including noncontrolling interests	196	(60)	(67)	281	(150)	200
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	4	—	4

Net Earnings (Loss) Attributable to Shareholders	$196	$(60)	$(67)	$277	$(150)	$196

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE YEAR ENDED DECEMBER 31, 2010

Operating Activities:
Net earnings, including noncontrolling interests	$479	$116	$140	$517	$(829)	$423
Adjustments:
Equity in net earnings of subsidiaries	(548)	(121)	(159)	—	828	—
Dividends from subsidiaries	550	—	16	—	(566)	—
Other operating activities, net	—	(2)	1	441	1	441

Net cash provided by (used in) operating activities	481	(7)	(2)	958	(566)	864

Investing Activities:
Purchases of investments, property and equipment	(13)	(5)	—	(5,417)	—	(5,435)
Purchase of subsidiaries	—	—	—	(128)	—	(128)
Capital contributions to subsidiaries	(97)	(7)	(5)	—	109	—
Proceeds from maturities and redemptions of investments	—	11	—	2,141	—	2,152
Proceeds from sales of investments, property and equipment	—	—	—	1,593	—	1,593
Managed investment entities:
Purchases of investments	—	—	—	(1,008)	—	(1,008)
Proceeds from sales and redemptions of investments	—	—	—	1,018	—	1,018
Other investing activities, net	—	—	—	103	—	103

Net cash provided by (used in) investing activities	(110)	(1)	(5)	(1,698)	109	(1,705)

Financing Activities:
Annuity receipts	—	—	—	2,282	—	2,282
Annuity surrenders, benefits and withdrawals	—	—	—	(1,221)	—	(1,221)
Net transfers from (to) variable annuity assets	—	—	—	7	—	7
Additional long-term borrowings	128	—	—	31	—	159
Reductions of long-term debt	—	—	—	(39)	—	(39)
Managed investment entities’ retirement of liabilities	—	—	—	(45)	—	(45)
Issuances of Common Stock	31	—	—	1	—	32
Capital contributions from parent	—	16	7	86	(109)	—
Repurchases of Common Stock	(292)	—	—	—	—	(292)
Cash dividends paid	(63)	—	—	(566)	566	(63)
Other financing activities, net	(2)	—	—	2	—	—

Net cash provided by (used in) financing activities	(198)	16	7	538	457	820

Net change in cash and cash equivalents	173	8	—	(202)	—	(21)
Cash and cash equivalents at beginning of year	197	12	—	911	—	1,120

Cash and cash equivalents at end of year	$370	$20	$—	$709	$—	$1,099

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE YEAR ENDED DECEMBER 31, 2009

Operating Activities:
Net earnings, including noncontrolling interests	$519	$39	$58	$626	$(712)	$530
Adjustments:
Equity in net earnings of subsidiaries	(583)	(51)	(79)	—	713	—
Dividends from subsidiaries	636	3	—	—	(639)	—
Other operating activities, net	14	4	(3)	371	(1)	385

Net cash provided by (used in) operating activities	586	(5)	(24)	997	(639)	915

Investing Activities:
Purchases of investments, property and equipment	(14)	(15)	—	(4,991)	—	(5,020)
Purchase of subsidiaries	—	—	—	(5)	—	(5)
Capital contributions to subsidiaries	(170)	(141)	(116)	—	427	—
Proceeds from maturities and redemptions of investments	1	2	—	1,942	—	1,945
Proceeds from sales of investments, property and equipment	15	1	—	2,319	—	2,335
Other investing activities, net	—	—	—	(38)	—	(38)

Net cash provided by (used in) investing activities	(168)	(153)	(116)	(773)	427	(783)

Financing Activities:
Annuity receipts	—	—	—	1,434	—	1,434
Annuity surrenders, benefits and withdrawals	—	—	—	(1,273)	—	(1,273)
Net transfers from (to) variable annuity assets	—	—	—	(10)	—	(10)
Additional long-term borrowings	522	—	—	59	—	581
Reductions of long-term debt	(776)	—	—	(9)	—	(785)
Issuances of Common Stock	14	—	—	1	—	15
Capital contributions from parent	—	168	140	119	(427)	—
Repurchases of Common Stock	(81)	—	—	—	—	(81)
Cash dividends paid	(60)	—	—	(639)	639	(60)
Other financing activities, net	—	—	—	(97)	—	(97)

Net cash provided by (used in) financing activities	(381)	168	140	(415)	212	(276)

Net change in cash and cash equivalents	37	10	—	(191)	—	(144)
Cash and cash equivalents at beginning of year	160	2	—	1,102	—	1,264

Cash and cash equivalents at end of year	$197	$12	$—	$911	$—	$1,120

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE YEAR ENDED DECEMBER 31, 2008

Operating Activities:
Net earnings (loss), including noncontrolling interests	$196	$(60)	$(67)	$281	$(150)	$200
Adjustments:
Equity in net (earnings) loss of subsidiaries	(256)	52	44	—	160	—
Dividends from subsidiaries	410	12	73	—	(495)	—
Other operating activities, net	23	(12)	2	770	(10)	773

Net cash provided by (used in) operating activities	373	(8)	52	1,051	(495)	973

Investing Activities:
Purchases of investments, property and equipment	(5)	(61)	—	(6,414)	—	(6,480)
Purchase of subsidiaries	—	—	—	(113)	—	(113)
Capital contributions to subsidiaries	(293)	(142)	(125)	—	560	—
Proceeds from maturities and redemptions of investments	—	6	—	1,989	(20)	1,975
Proceeds from sales of investments, property and equipment	5	38	—	3,833	—	3,876
Other investing activities, net	(3)	—	—	24	—	21

Net cash provided by (used in) investing activities	(296)	(159)	(125)	(681)	540	(721)

Financing Activities:
Annuity receipts	—	—	—	1,649	—	1,649
Annuity surrenders, benefits and withdrawals	—	—	—	(1,466)	—	(1,466)
Net transfers from (to) variable annuity assets	—	—	—	46	—	46
Additional long-term borrowings	700	—	—	15	—	715
Reductions of long-term debt	(557)	—	(69)	(16)	20	(622)
Issuances of Common Stock	22	—	—	1	—	23
Capital contributions from parent	—	166	142	252	(560)	—
Repurchases of Common Stock	(47)	—	—	—	—	(47)
Cash dividends paid	(51)	—	—	(495)	495	(51)
Other financing activities, net	—	—	—	(51)	—	(51)

Net cash provided by (used in) financing activities	67	166	73	(65)	(45)	196

Net change in cash and cash equivalents	144	(1)	—	305	—	448
Cash and cash equivalents at beginning of year	16	3	—	797	—	816

Cash and cash equivalents at end of year	$160	$2	$—	$1,102	$—	$1,264

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

ITEM 10	Directors, Executive Officers of the Registrant and Corporate Governance

ITEM 11	Executive Compensation

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

ITEM 14	Principal Accountant Fees and Services
PART IV
ITEM 15
Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this Report:
1.	Financial Statements are included in Part II, Item 8.

2.	Financial Statement Schedules:
A.	Selected Quarterly Financial Data is included in Note N to the Consolidated Financial Statements.

B.	Schedules filed herewith for 2010, 2009 and 2008:

Page
I — Condensed Financial Information of Registrant	S-2

V — Supplemental Information Concerning Property-Casualty Insurance Operations	S-4
All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.
3.	Exhibits — see Exhibit Index on page E-1.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)
Condensed Balance Sheet

	December 31
	2010	2009
Assets:
Cash and cash equivalents	$370	$197
Investment in securities	40	26
Investment in subsidiaries (a)	4,816	4,189
Other investments	2	2
Other assets	36	14

Total assets	$5,264	$4,428

Liabilities and Shareholders’ Equity:
Long-term debt	$600	$468
Other liabilities	194	179
Shareholders’ equity	4,470	3,781

Total liabilities and shareholders’ equity	$5,264	$4,428

Condensed Statement of Earnings

	Year Ended December 31,
	2010	2009	2008
Revenues:
Dividends from subsidiaries	$554	$636	$775
Equity in undistributed earnings of subsidiaries	296	260	(368)
Realized gains (losses) on investments	—	—	(2)
Investment and other income (b)	4	2	(1)

Total revenues	854	898	404

Costs and Expenses:
Interest charges on intercompany borrowings	12	13	21
Interest charges on other borrowings	46	37	38
Other operating and general expenses	51	47	33

Total costs and expenses	109	97	92

Operating earnings before income taxes	745	801	312
Provision for income taxes	266	282	116

Net Earnings Attributable to Shareholders	$479	$519	$196

(a)	Investment in subsidiaries includes intercompany receivables and payables.

(b)	Includes mark-to-market adjustments on trading securities.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)
Condensed Statement of Cash Flows

	Year Ended December 31,
	2010	2009	2008
Operating Activities:
Net earnings attributable to shareholders	$479	$519	$196
Adjustments:
Equity in net earnings of subsidiaries	(548)	(583)	(256)
Dividends from subsidiaries	550	636	410
Change in:
Balances with affiliates	(12)	(46)	65
Other liabilities	12	56	(61)
Other operating activities, net	—	4	19

Net cash provided by operating activities	481	586	373

Investing Activities:
Capital contributions to subsidiaries	(97)	(170)	(293)
Purchases of investments, property and equipment	(13)	(14)	(5)
Proceeds from maturities and redemptions of investments	—	1	—
Proceeds from sales of investments, property and equipment	—	15	5
Other investing activities, net	—	—	(3)

Net cash used in investing activities	(110)	(168)	(296)

Financing Activities:
Additional long-term borrowings	128	522	700
Reductions of long-term debt	—	(776)	(557)
Issuances of Common Stock	31	14	22
Repurchases of Common Stock	(292)	(81)	(47)
Cash dividends paid	(63)	(60)	(51)
Other financing activities, net	(2)	—	—

Net cash provided by (used in) financing activities	(198)	(381)	67

Net Change in Cash and Cash Equivalents	173	37	144

Cash and cash equivalents at beginning of year	197	160	16

Cash and cash equivalents at end of year	$370	$197	$160

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE V — SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2010
(IN MILLIONS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
		(a)
		RESERVES FOR					CLAIMS AND CLAIM		AMORTIZATION	PAID
	DEFERRED	UNPAID CLAIMS	(b)				ADJUSTMENT EXPENSES		OF DEFERRED	CLAIMS
AFFILIATION	POLICY	AND CLAIMS	DISCOUNT	(c)		NET	INCURRED RELATED TO		POLICY	AND CLAIM
WITH	ACQUISITION	ADJUSTMENT	DEDUCTED IN	UNEARNED	EARNED	INVESTMENT	CURRENT	PRIOR	ACQUISITION	ADJUSTMENT	PREMIUMS
REGISTRANT	COSTS	EXPENSES	COLUMN C	PREMIUMS	PREMIUMS	INCOME	YEARS	YEARS	COSTS	EXPENSES	WRITTEN

CONSOLIDATED PROPERTY-CASUALTY ENTITIES
2010	$324	$6,413	$32	$1,534	$2,550	$317	$1,615	$(158)	$637	$1,476	$2,408

2009	$338	$6,412	$33	$1,568	$2,412	$394	$1,385	$(198)	$649	$1,502	$2,311

2008					$2,867	$387	$1,864	$(242)	$749	$1,456	$2,886

(a)	Grossed up for reinsurance recoverables of $2,249 and $2,513 at December 31, 2010 and 2009, respectively.

(b)	Discounted at approximately 6%.

(c)	Grossed up for prepaid reinsurance premiums of $422 and $381 at December 31, 2010 and 2009, respectively.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

American Financial Group, Inc.

Signed: February 28, 2011	BY:	/s/ CARL H. LINDNER III
Carl H. Lindner III
Co-Chief Executive Officer

	BY:	/s/ S. CRAIG LINDNER
S. Craig Lindner
Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ CARL H. LINDNER Carl H. Lindner	Chairman of the Board of Directors	February 28, 2011

/s/ CARL H. LINDNER III Carl H. Lindner III	Director	February 28, 2011

/s/ S. CRAIG LINDNER S. Craig Lindner	Director	February 28, 2011

/s/ THEODORE H. EMMERICH Theodore H. Emmerich	Director*	February 28, 2011

/s/ JAMES E. EVANS James E. Evans	Director	February 28, 2011

/s/ TERRY S. JACOBS Terry S. Jacobs	Director*	February 28, 2011

/s/ GREGORY G. JOSEPH Gregory G. Joseph	Director*	February 28, 2011

/s/ KENNETH C. AMBRECHT Kenneth C. Ambrecht	Director	February 28, 2011

/s/ WILLIAM W. VERITY William W. Verity	Director	February 28, 2011

/s/ JOHN I. VON LEHMAN John I. Von Lehman	Director*	February 28, 2011

/s/ KEITH A. JENSEN Keith A. Jensen	Senior Vice President (principal financial and accounting officer)	February 28, 2011

*	Member of the Audit Committee

INDEX TO EXHIBITS
AMERICAN FINANCIAL GROUP, INC.

Number		Exhibit Description

3	(a)	Amended and Restated Articles of Incorporation, filed as Exhibit 3(a) to AFG’s Form 10-K for 1997.	(*)

3	(b)	Amended and Restated Code of Regulations, filed as Exhibit 3 to AFG’s Form 8-K filed on December 11, 2008.	(*)

4		Instruments defining the rights of security holders.	Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries.

Material Contracts:

10	(a)	Amended and Restated Directors’ Compensation Plan, filed as Exhibit 10(a) to AFG’s Form 10-K for 2009.	(*)

10	(b)	Amended and Restated Deferred Compensation Plan, filed as Exhibit 10(b) to AFG’s Form 10-K for 2008.	(*)

10	(c)	2010 Annual Co-CEO Equity Bonus Plan, filed as Exhibit 10(c) to AFG’s Form 10-K for 2009.	(*)

10	(d)	2010 Annual Senior Executive Bonus Plan, filed as Exhibit 10(d) to AFG’s Form 10-K for 2009.	(*)

10	(e)	Amended and restated Nonqualified Auxiliary RASP, filed as Exhibit 10(f) to AFG’s Form 10-K for 2008.	(*)

10	(f)	2005 Stock Incentive Plan included in AFG’s 2005 Proxy, filed on April 15, 2005.	(*)

10	(g)
Credit Agreement, dated March 29, 2006 among American Financial Group, Inc. and AAG Holding Company, Inc., each as Borrowers, and several lenders, filed as Exhibit 10.2 to AFG’s Form 8-K filed on March 30, 2006.
(*)

10	(h)
Amendment to Credit Agreement dated March 29, 2006, among American Financial Group, Inc., AAG Holding Company, Inc., each as borrowers, and several lenders, filed as Exhibit 10(i) to AFG’s Form 10-K for 2007.
(*)

10	(i)
Credit Agreement dated August 2, 2010, among American Financial Group, Inc., Bank of America, N.A., as Administrative Agent, and several lenders, filed as Exhibit 99.2 to AFG’s Form 8-K filed on August 3, 2010.
(*)

(*)	Incorporated herein by reference.

E-1

INDEX TO EXHIBITS — CONTINUED
AMERICAN FINANCIAL GROUP, INC.

Number		Exhibit Description

12		Computation of ratios of earnings to fixed charges.

21		Subsidiaries of the Registrant.

23		Consent of independent registered public accounting firm.

31	(a)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31	(c)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32		Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following financial information from American Financial Group’s Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheet

(ii) Consolidated Statement of Earnings

(iii) Consolidated Statement of Changes in Equity

(iv) Consolidated Statement of Cash Flows

(v) Notes to Consolidated Financial Statements, tagged as blocks of text

E-2