Form 10-Q
period 2011-03-31
AMERICAN FINANCIAL GROUP INC
filed 2011-05-09
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011	Commission File No. 1-13653
AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
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
Indicate by check mark whether the Registrant is a shell company. Yes ☐ No ☑
As of May 1, 2011, there were 103,449,744 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

Page

Part I — Financial Information

Item 1 — Financial Statements:

Consolidated Balance Sheet	2

Consolidated Statement of Earnings	3

Consolidated Statement of Changes in Equity	4

Consolidated Statement of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3 — Quantitative and Qualitative Disclosure of Market Risk	47

Item 4 — Controls and Procedures	47

Part II - Other Information

Item 1 — Legal Proceedings	47

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6 — Exhibits	48

Signatures	48

Exhibit 12
Exhibit 31.A
Exhibit 31.B
Exhibit 31.C
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars In Millions)

	March 31,	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$1,499	$1,099
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $18,755 and $18,490)	19,630	19,328
Fixed maturities, trading at fair value	397	393
Equity securities, at fair value (cost — $498 and $458)	743	690
Mortgage loans	551	468
Policy loans	258	264
Real estate and other investments	459	428

Total cash and investments	23,537	22,670

Recoverables from reinsurers	2,852	2,964
Prepaid reinsurance premiums	395	422
Agents’ balances and premiums receivable	520	535
Deferred policy acquisition costs	1,228	1,244
Assets of managed investment entities	2,570	2,537
Other receivables	407	674
Variable annuity assets (separate accounts)	635	616
Other assets	618	606
Goodwill	186	186

Total assets	$32,948	$32,454

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$6,279	$6,413
Unearned premiums	1,448	1,534
Annuity benefits accumulated	13,405	12,905
Life, accident and health reserves	1,668	1,650
Payable to reinsurers	228	320
Liabilities of managed investment entities	2,388	2,323
Long-term debt	949	952
Variable annuity liabilities (separate accounts)	635	616
Other liabilities	1,336	1,121

Total liabilities	28,336	27,834

Shareholders’ equity:
Common Stock, no par value - 200,000,000 shares authorized - 103,483,152 and 105,168,366 shares outstanding	103	105
Capital surplus	1,159	1,166
Retained earnings:
Appropriated — managed investment entities	162	197
Unappropriated	2,536	2,523
Accumulated other comprehensive income, net of tax	503	479

Total shareholders’ equity	4,463	4,470

Noncontrolling interests	149	150

Total equity	4,612	4,620

Total liabilities and equity	$32,948	$32,454

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended
	March 31,
	2011	2010
Revenues:
Property and casualty insurance premiums	$599	$579
Life, accident and health premiums	110	115
Investment income	300	295
Realized gains (losses) on:
Securities (*)	—	4
Subsidiaries	(3)	—
Income (loss) of managed investment entities:
Investment income	25	22
Loss on change in fair value of assets/liabilities	(33)	(25)
Other income	41	44

Total revenues	1,039	1,034

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	341	304
Commissions and other underwriting expenses	212	204
Annuity benefits	116	108
Life, accident and health benefits	96	96
Annuity and supplemental insurance acquisition expenses	53	49
Interest charges on borrowed money	21	18
Expenses of managed investment entities	18	9
Other operating and general expenses	87	99

Total costs and expenses	944	887

Operating earnings before income taxes	95	147
Provision for income taxes	46	59

Net earnings, including noncontrolling interests	49	88
Less: Net earnings (loss) attributable to noncontrolling interests	(34)	(18)

Net Earnings Attributable to Shareholders	$83	$106

Earnings Attributable to Shareholders per Common Share:
Basic	$.80	$.94

Diluted	$.79	$.93

Average number of Common Shares:
Basic	104.6	112.0
Diluted	106.2	113.1

Cash dividends per Common Share	$.1625	$.1375

(*) Consists of the following:
Realized gains before impairments	$10	$25

Losses on securities with impairment	(7)	(14)
Non-credit portion recognized in other comprehensive income (loss)	(3)	(7)

Impairment charges recognized in earnings	(10)	(21)

Total realized gains (losses) on securities	$—	$4

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
		Common Stock			Accum.		Noncon-
	Common	and Capital	Retained Earnings		Other Comp		trolling	Total
	Shares	Surplus	Appro.	Unappro.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2010	105,168,366	$1,271	$197	$2,523	$479	$4,470	$150	$4,620

Net earnings	—	—	—	83	—	83	(34)	49
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	17	17	—	17
Change in foreign currency translation	—	—	—	—	7	7	—	7

Total comprehensive income (loss)						107	(34)	73

Allocation of losses of managed investment entities	—	—	(35)	—	—	(35)	35	—

Dividends on Common Stock	—	—	—	(16)	—	(16)	—	(16)
Shares issued:
Exercise of stock options	436,127	11	—	—	—	11	—	11
Other benefit plans	332,337	7	—	—	—	7	—	7
Dividend reinvestment plan	4,043	—	—	—	—	—	—	—
Stock-based compensation expense	—	3	—	—	—	3	—	3
Shares acquired and retired	(2,457,721)	(30)	—	(54)	—	(84)	—	(84)
Other	—	—	—	—	—	—	(2)	(2)

Balance at March 31, 2011	103,483,152	$1,262	$162	$2,536	$503	$4,463	$149	$4,612

Balance at December 31, 2009	113,386,343	$1,344	$—	$2,274	$163	$3,781	$138	$3,919

Cumulative effect of accounting change	—	—	261	4	(4)	261	—	261
Net earnings	—	—	—	106	—	106	(18)	88
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	127	127	2	129
Change in foreign currency translation	—	—	—	—	4	4	1	5

Total comprehensive income (loss)						237	(15)	222

Allocation of losses of managed investment entities	—	—	(20)	—	—	(20)	20	—

Dividends on Common Stock	—	—	—	(16)	—	(16)	—	(16)
Shares issued:
Exercise of stock options	312,661	6	—	—	—	6	—	6
Other benefit plans	337,993	4	—	—	—	4	—	4
Dividend reinvestment plan	4,753	—	—	—	—	—	—	—
Stock-based compensation expense	—	3	—	—	—	3	—	3
Shares acquired and retired	(2,911,834)	(34)	—	(41)	—	(75)	—	(75)
Other	—	—	—	—	—	—	(1)	(1)

Balance at March 31, 2010	111,129,916	$1,323	$241	$2,327	$290	$4,181	$142	$4,323

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three months ended
	March 31,
	2011	2010
Operating Activities:
Net earnings, including noncontrolling interests	$49	$88
Adjustments:
Depreciation and amortization	52	47
Annuity benefits	116	108
Realized (gains) losses on investing activities	3	(4)
Net purchases of trading securities	(5)	(15)
Deferred annuity and life policy acquisition costs	(56)	(45)
Change in:
Reinsurance and other receivables	446	570
Other assets	23	9
Insurance claims and reserves	(202)	(288)
Payable to reinsurers	(92)	(106)
Other liabilities	57	43
Other operating activities, net	(2)	(14)

Net cash provided by operating activities	389	393

Investing Activities:
Purchases of:
Fixed maturities	(1,044)	(1,312)
Equity securities	(34)	(6)
Mortgage loans	(91)	(36)
Real estate, property and equipment	(20)	(38)
Proceeds from:
Maturities and redemptions of fixed maturities	590	508
Repayments of mortgage loans	10	5
Sales of fixed maturities	291	497
Sales of equity securities	6	1
Sales of real estate, property and equipment	—	1
Managed investment entities:
Purchases of investments	(352)	(141)
Proceeds from sales and redemptions of investments	400	210
Other investing activities, net	(13)	8

Net cash used in investing activities	(257)	(303)

Financing Activities:
Annuity receipts	672	387
Annuity surrenders, benefits and withdrawals	(311)	(311)
Managed investment entities’ retirement of liabilities	(4)	(28)
Issuances of Common Stock	11	7
Repurchases of Common Stock	(84)	(75)
Cash dividends paid on Common Stock	(16)	(15)
Other financing activities, net	—	(5)

Net cash provided by (used in) financing activities	268	(40)

Net Change in Cash and Cash Equivalents	400	50

Cash and cash equivalents at beginning of period	1,099	1,120

Cash and cash equivalents at end of period	$1,499	$1,170

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO NOTES
A.	Accounting Policies

B.	Acquisition

C.	Segments of Operations

D.	Fair Value Measurements

E.	Investments

F.	Derivatives

G.	Deferred Policy Acquisition Costs

H.	Managed Investment Entities

I.	Goodwill and Other Intangibles

J.	Long-Term Debt

K.	Shareholders’ Equity

L.	Income Taxes

M.	Contingencies

N.	Condensed Consolidating Information
A.	Accounting Policies
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
Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2011, and prior to the filing date of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.
Fair Value Measurements Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. In the first quarter of 2011, AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities.
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains on marketable securities, a component of accumulated other comprehensive income in AFG’s Balance Sheet.
New accounting guidance issued in October 2010 specifies that a cost must be directly related to the successful acquisition of an insurance contract to qualify for deferral. The guidance is effective January 1, 2012, with retrospective application permitted, but not required. This guidance will result in fewer acquisition costs being capitalized by AFG. Management continues assessing the impact of adoption and expects that adoption will be reported retrospectively.

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
AFG manages, and has minor investments in, six collateralized loan obligations (“CLOs”) that are VIEs (see Note H — “Managed Investment Entities”). Both the management fees (payment of which are subordinate to other obligations of the CLOs) and the investments in the CLOs are considered variable interests. Based on the new accounting guidance, AFG has determined that it is the primary beneficiary of the CLOs because (i) its role as asset manager gives it the power to direct the activities that most significantly impact the economic performance of the CLOs and (ii) it has exposure to CLO losses (through its investments in the CLO subordinated debt tranches) and the right to receive benefits (through its subordinated management fees and returns on its investments), both of which could potentially be significant to the CLOs. Accordingly, AFG began consolidating these entities on January 1, 2010.
Because AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities, the assets and liabilities of the CLOs are shown separately in AFG’s Balance Sheet. As permitted under the new standard, the assets and liabilities of the CLOs have been recorded at fair value upon adoption of the new standard on January 1, 2010. At that date, the $261 million excess of fair value of the assets over the fair value of the liabilities was included in AFG’s Balance Sheet as appropriated retained earnings — managed investment entities, representing the cumulative effect of adopting the new standard that ultimately will inure to the benefit of the CLO debt holders.
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
Stock-Based Compensation All share-based grants are recognized as compensation expense on a straight-line basis over their vesting periods based on their calculated “fair value” at the date of grant. AFG uses the Black-Scholes pricing model to measure the fair value of employee stock options. See Note K - “Shareholders’ Equity” for further information.
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
Earnings Per Share Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes adjustments to weighted average common shares of 1.6 million for the first quarter of 2011 and 1.1 million for the first quarter of 2010 related to stock-based compensation plans.
AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: first quarter 2011 and 2010 — 1.8 million and 5.0 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2011 and 2010 periods.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Vanliner Group, Inc. (“Vanliner”) In July 2010, National Interstate (“NATL”), a 52%-owned subsidiary of AFG, completed the acquisition of Vanliner, a market leader in providing insurance for the moving and storage industry, for $114 million (including post-closing adjustments). Vanliner’s moving and storage insurance premiums associated with policies in force as of December 31, 2010, totaled approximately $90 million, representing approximately 78% of its total business.
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables (in millions) show AFG’s revenues and operating earnings before income taxes by significant business segment and sub-segment.

	Three months ended
	March 31,
	2011	2010
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$255	$216
Specialty casualty	216	218
Specialty financial	112	128
Other	16	17

Total premiums earned	599	579
Investment income	73	92
Realized gains (losses)	—	10
Other income	15	15

Total property and casualty insurance	687	696
Annuity and supplemental insurance:
Investment income	226	202
Life, accident and health premiums	110	115
Realized gains (losses)	(3)	(6)
Other income	23	25

Total annuity and supplemental insurance	356	336
Other	(4)	2

Total revenues	$1,039	$1,034

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting income (loss):
Specialty
Property and transportation	$33	$32
Specialty casualty	2	18
Specialty financial	10	21
Other	1	6
Other lines	—	(6)

Total underwriting	46	71
Investment and other income, net	68	81
Realized gains (losses)	—	10

	114	162
Annuity and supplemental insurance:
Operations	52	44
Realized gains (losses)	(3)	(6)

Total annuity and supplemental insurance	49	38
Other (*)	(68)	(53)

Total operating earnings before income taxes	$95	$147

(*)	Includes $9 million and $8 million in earnings from managed investment entities attributable to AFG shareholders and $35 million and $20 million in losses of managed investment entities attributable to noncontrolling interests for the three months ended March 31, 2011 and 2010, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
D.	Fair Value Measurements
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured at fair value are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2011
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$236	$192	$—	$428
States, municipalities and political subdivisions	—	3,058	21	3,079
Foreign government	—	280	—	280
Residential MBS	—	3,580	271	3,851
Commercial MBS	—	2,287	9	2,296
All other corporate	10	9,262	424	9,696

Total AFS fixed maturities	246	18,659	725	19,630

Trading fixed maturities	—	396	1	397
Equity securities	516	206	21	743
Assets of managed investment entities (“MIE”)	112	2,404	54	2,570
Variable annuity assets (separate accounts) (a)	—	635	—	635
Other investments	—	117	—	117

Total assets accounted for at fair value	$874	$22,417	$801	$24,092

Liabilities:
Liabilities of managed investment entities	$72	$—	$2,316	$2,388
Derivatives in annuity benefits accumulated	—	—	234	234

Total liabilities accounted for at fair value	$72	$—	$2,550	$2,622

December 31, 2010
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$249	$218	$—	$467
States, municipalities and political subdivisions	—	2,919	20	2,939
Foreign government	—	278	—	278
Residential MBS	—	3,563	312	3,875
Commercial MBS	—	2,117	6	2,123
All other corporate	9	9,201	436	9,646

Total AFS fixed maturities	258	18,296	774	19,328

Trading fixed maturities	—	390	3	393
Equity securities	461	208	21	690
Assets of managed investment entities (“MIE”)	96	2,393	48	2,537
Variable annuity assets (separate accounts) (a)	—	616	—	616
Other investments	—	98	—	98

Total assets accounted for at fair value	$815	$22,001	$846	$23,662

Liabilities:
Liabilities of managed investment entities	$65	$—	$2,258	$2,323
Derivatives in annuity benefits accumulated	—	—	190	190

Total liabilities accounted for at fair value	$65	$—	$2,448	$2,513

(a)	Variable annuity liabilities equal the fair value of variable annuity assets.
During the first quarter of 2011, there were no significant transfers between Level 1 and Level 2. Approximately 3% of the total assets measured at fair value on March 31, 2011, were Level 3 assets. Approximately 35% of these assets were MBS whose fair values were determined primarily using non-binding broker quotes; the balance was primarily private placement debt securities whose fair values were determined internally using significant unobservable inputs, including the evaluation of underlying collateral and issuer creditworthiness, as well as certain Level 2 inputs such as comparable yields and multiples on similar publicly traded issues. The fair values of the liabilities of managed investment entities were determined using non-binding broker quotes, which were reviewed by AFG’s investment professionals.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities during the first quarter of 2011 and 2010 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total
		realized/unrealized
		gains (losses)
		included in
			Other
	Balance at		comp.	Purchases		Transfer	Transfer	Balance at
	Dec. 31,	Net	income	and	Sales and	into	out of	March 31,
	2010	income	(loss)	issuances	Settlements	Level 3	Level 3	2011
AFS fixed maturities:
State and municipal	$20	$—	$1	$—	$—	$—	$—	$21
Residential MBS	312	1	—	—	(13)	7	(36)	271
Commercial MBS	6	—	—	—	—	3	—	9
All other corporate	436	(2)	—	45	(11)	22	(66)	424
Trading fixed maturities	3	—	—	—	—	—	(2)	1
Equity securities	21	—	2	—	(2)	—	—	21
Assets of MIE	48	(1)	—	7	(4)	6	(2)	54
Liabilities of MIE (*)	(2,258)	(62)	—	—	4	—	—	(2,316)
Embedded derivatives	(190)	(19)	—	(30)	5	—	—	(234)

(*)	Total realized/unrealized loss included in net income includes losses of $61 million related to liabilities outstanding as of March 31, 2011. See Note H — “Managed Investment Entities.”

			Total
			realized/unrealized
			gains (losses)
			included in
		Consolidate		Other	Purchases,
	Balance at	Managed		comp.	sales,	Transfer	Transfer	Balance at
	Dec. 31,	Inv.	Net	income	issuances and	into	out of	March 31,
	2009	Entities	income	(loss)	settlements	Level 3	Level 3	2010
AFS fixed maturities:
State and municipal	$23	$—	$—	$—	$—	$—	$(17)	$6
Residential MBS	435	—	1	1	18	—	(83)	372
Commercial MBS	—	—	—	—	6	—	—	6
All other corporate	311	(6)	(1)	(1)	45	23	(15)	356
Trading fixed maturities	1	—	—	—	4	—	(1)	4
Equity securities	25	—	—	(1)	—	—	—	24
Assets of MIE	—	90	4	—	6	—	—	100
Liabilities of MIE	—	(2,100)	(106)	—	28	—	—	(2,178)
Embedded derivatives	(113)	—	(12)	—	(6)	—	—	(131)
Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG’s financial instruments at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$1,499	$1,499	$1,099	$1,099
Fixed maturities	20,027	20,027	19,721	19,721
Equity securities	743	743	690	690
Mortgage loans	551	552	468	469
Policy loans	258	258	264	264
Other investments — derivatives	117	117	98	98
Assets of managed investment entities	2,570	2,570	2,537	2,537
Variable annuity assets (separate accounts)	635	635	616	616

Liabilities:
Annuity benefits accumulated(*)	$13,196	$12,590	$12,696	$12,233
Long-term debt	949	1,033	952	1,023
Liabilities of managed investment entities	2,388	2,388	2,323	2,323
Variable annuity liabilities (separate accounts)	635	635	616	616
Other liabilities — derivatives	14	14	14	14

(*)	Excludes life contingent annuities in the payout phase.

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
E.	Investments
Available for sale fixed maturities and equity securities at March 31, 2011, and December 31, 2010, consisted of the following (in millions):

	March 31, 2011				December 31, 2010
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
U.S. Government and government agencies	$417	$428	$12	$(1)	$453	$467	$15	$(1)
States, municipalities and political subdivisions	3,076	3,079	49	(46)	2,927	2,939	53	(41)
Foreign government	273	280	7	—	269	278	9	—
Residential MBS	3,725	3,851	237	(111)	3,781	3,875	222	(128)
Commercial MBS	2,128	2,296	169	(1)	1,972	2,123	153	(2)
All other corporate	9,136	9,696	595	(35)	9,088	9,646	602	(44)

Total fixed maturities	$18,755	$19,630	$1,069	$(194)	$18,490	$19,328	$1,054	$(216)

Common stocks	$348	$587	$240	$(1)	$312	$543	$232	$(1)

Perpetual preferred stocks	$150	$156	$10	$(4)	$146	$147	$6	$(5)

The non-credit related portion of other-than-temporary impairment charges are included in other comprehensive income (loss). Such charges taken for securities still owned at March 31, 2011 and December 31, 2010, respectively were: residential MBS — $253 million and $258 million; commercial MBS — $1 million and $1 million; corporate bonds — $1 million and $1 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	Less Than Twelve Months			Twelve Months or More
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost
March 31, 2011
Fixed maturities:
U.S. Government and government agencies	$(1)	$88	99%	$—	$—	—%
States, municipalities and political subdivisions	(43)	1,296	97%	(3)	47	94%
Foreign government	—	37	100%	—	—	—%
Residential MBS	(11)	483	98%	(100)	489	83%
Commercial MBS	(1)	70	99%	—	17	100%
All other corporate	(25)	1,010	98%	(10)	186	95%

Total fixed maturities	$(81)	$2,984	97%	$(113)	$739	87%

Common Stocks	$(1)	$22	96%	$—	$—	—%

Perpetual Preferred Stocks	$—	$6	100%	$(4)	$41	91%

December 31, 2010
Fixed maturities:
U.S. Government and government agencies	$(1)	$86	99%	$—	$—	—%
States, municipalities and political subdivisions	(38)	1,180	97%	(3)	40	93%
Foreign government	—	37	99%	—	—	—%
Residential MBS	(11)	412	97%	(117)	551	82%
Commercial MBS	(2)	83	98%	—	15	97%
All other corporate	(24)	1,020	98%	(20)	275	93%

Total fixed maturities	$(76)	$2,818	97%	$(140)	$881	86%

Common Stocks	$—	$21	99%	$(1)	$4	88%

Perpetual Preferred Stocks	$—	$22	98%	$(5)	$37	88%

At March 31, 2011 the gross unrealized losses on fixed maturities of $194 million relate to approximately 1,150 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 62% of the gross unrealized loss and 86% of the fair value.
Gross Unrealized Losses on MBS At March 31, 2011, gross unrealized losses on AFG’s residential MBS represented 57% of the total gross unrealized loss on fixed maturity securities (and 88% of the “twelve months or more”). Of the residential MBS that have been in an unrealized loss position (“impaired”) for 12 months or more (244 securities), approximately 37% of the unrealized losses and 49% of the fair value relate to investment grade rated securities. AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For the first three months of 2011, AFG recorded in earnings $8.1 million in other-than-temporary impairment charges related to its residential MBS.
Gross Unrealized Losses on All Other Corporates For the first three months of 2011, AFG recorded in earnings $2.3 million in other-than-temporary charges on “all other corporate” securities. Management concluded that no additional charges for other-than-temporary impairments were required based on many factors, including AFG’s ability and intent to hold the investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of historical and projected company-specific financial data, the outlook for industry sectors, and credit ratings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables progress the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income (loss) (in millions).

	2011	2010
Balance at January 1	$143	$99
Additional credit impairments on:
Previously impaired securities	7	19
Securities without prior impairments	1	4
Reductions — disposals	—	—

Balance at March 31	$151	$122

The table below sets forth the scheduled maturities of available for sale fixed maturities as of March 31, 2011 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately 4 years at March 31, 2011.

	Amortized	Fair Value
Maturity	Cost	Amount	%
One year or less	$497	$511	3%
After one year through five years	4,957	5,221	27
After five years through ten years	5,632	5,921	30
After ten years	1,816	1,830	9

	12,902	13,483	69
MBS	5,853	6,147	31

Total	$18,755	$19,630	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at March 31, 2011 or December 31, 2010.

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

		Deferred Tax and
		Amounts Attributable
		to Noncontrolling
	Pre-tax	Interests	Net
March 31, 2011
Unrealized gain on:
Fixed maturity securities	$875	$(308)	$567
Equity securities	245	(87)	158
Deferred policy acquisition costs	(364)	127	(237)
Annuity benefits and other liabilities	6	(2)	4

	$762	$(270)	$492

December 31, 2010
Unrealized gain on:
Fixed maturity securities	$838	$(295)	$543
Equity securities	232	(82)	150
Deferred policy acquisition costs	(340)	118	(222)
Annuity benefits and other liabilities	6	(2)	4

	$736	$(261)	$475

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

						Noncon-
	Fixed	Equity	Other		Tax	trolling
	Maturities	Securities	Investments(b)	Other(a)	Effects	Interests	Total
Quarter ended March 31, 2011
Realized before impairments	$13	$1	$(2)	$(2)	$(3)	$—	$7
Realized — impairments	(11)	—	(3)	4	3	—	(7)
Change in Unrealized	37	13	—	(24)	(9)	—	17

Quarter ended March 31, 2010
Realized before impairments	$34	$1	$(7)	$(3)	$(8)	$—	$17
Realized — impairments	(28)	—	(2)	9	7	—	(14)
Change in Unrealized	350	(5)	—	(147)	(69)	(2)	127

(a)	Primarily adjustments to deferred policy acquisition costs related to annuities.

(b)	Includes mortgage loans and other investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Realized gains (losses) on securities includes net losses of $3 million in the first quarter of 2011 and net gains of $17 million in the first quarter of 2010 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Three months ended
	March 31,
	2011	2010
Fixed maturities:
Gross gains	$17	$22
Gross losses	(1)	(5)

Equity securities:
Gross gains	1	1
Gross losses	—	—
F.	Derivatives
As discussed under “Derivatives” in Note A, AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.
The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		March 31, 2011		December 31, 2010
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$95	$—	$101	$—
Interest rate swaptions	Other investments	26	—	21	—
Indexed annuities (embedded derivative)	Annuity benefits accumulated	—	234	—	190
Equity index call options	Other investments	91	—	77	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	14	—	14

		$212	$248	$199	$204

The MBS with embedded derivatives consist primarily of interest-only MBS with interest rates that float inversely with short-term rates. AFG has elected to measure these securities (in their entirety) at fair value in its financial statements. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.
AFG has entered into $1 billion notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring between 2012 and 2015) to mitigate interest rate risk in its annuity operations. AFG paid $29 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.
AFG’s indexed annuities, which represented 28% of annuity benefits accumulated at March 31, 2011, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
As discussed under “Reinsurance” in Note A, certain reinsurance contracts in AFG’s annuity and supplemental insurance business are considered to contain embedded derivatives.
The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the first quarter of 2011 and 2010 (in millions):

Derivative	Statement of Earnings Line	2011	2010
MBS with embedded derivatives	Realized gains	$(3)	$17
Interest rate swaptions	Realized gains	(2)	(8)
Indexed annuities (embedded derivative)	Annuity benefits	(19)	(12)
Equity index call options	Annuity benefits	18	11
Reinsurance contracts (embedded derivative)	Investment income	—	(5)

		$(6)	$3

G.	Deferred Policy Acquisition Costs
Deferred policy acquisition costs consisted of the following (in millions):

	March 31,	December 31,
	2011	2010
Property and casualty insurance	$322	$324
Annuity and supplemental insurance:
Policy acquisition costs	904	892
Policyholder sales inducements	208	204
Present value of future profits (“PVFP”)	158	164
Impact of unrealized gains and losses on securities	(364)	(340)

Total annuity and supplemental	906	920

	$1,228	$1,244

The PVFP amounts in the table above are net of $180 million and $174 million of accumulated amortization at March 31, 2011 and December 31, 2010, respectively. Amortization of the PVFP was $6 million in both the first three months of 2011 and 2010.
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
AFG’s maximum ultimate exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $20 million at March 31, 2011.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings after elimination of $3 million and $4 million in management fees and $6 million and $4 million in income attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs for the three months ended March 31, 2011 and 2010, respectively. AFG’s “Operating earnings before income taxes” for the first three months of 2011 and 2010 includes $35 million and $20 million, respectively, in CLO losses attributable to noncontrolling interests.
The net losses from changes in the fair value of assets and liabilities of managed investment entities included in the Statement of Earnings for the first quarter of 2011 and 2010 includes gains of $29 million and $81 million from changes in the fair value of CLO assets and losses of $62 million and $106 million from changes in the fair value of CLO liabilities. The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $45 million and $69 million at March 31, 2011 and December 31, 2010. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $239 million and $301 million at those dates. The CLO assets include $6 million in loans at both March 31, 2011 and December 31, 2010, (aggregate unpaid principal balance of $16 million and $12 million, respectively) for which the CLOs are not accruing interest because the loans are in default.
I.	Goodwill and Other Intangibles
There were no changes in the goodwill balance of $186 million during the three months ended March 31, 2011. Included in other assets in AFG’s Balance Sheet is $46 million at March 31, 2011 and $49 million at December 31, 2010, in amortizable intangible assets related to property and casualty insurance acquisitions, primarily the 2008 acquisitions of Marketform and Strategic Comp. These amounts are net of accumulated amortization of $38 million and $35 million, respectively. Amortization of these intangibles was $3 million for each of the first three months of 2011 and 2010.
Other assets also include $8 million in non-amortizable intangible assets related to insurance licenses acquired in the acquisition of Vanliner in 2010.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
J.	Long-Term Debt
The carrying value of long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2011	2010
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
7% Senior Notes due September 2050	132	132
7-1/8% Senior Debentures due February 2034	115	115
Other	3	3

	600	600

Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112	112
7-1/4% Senior Debentures due January 2034	86	86
Notes payable secured by real estate due 2011 through 2016	65	65
Secured borrowings ($17 and $18 guaranteed by AFG)	38	41
National Interstate bank credit facility	20	20
American Premier Underwriters 10-7/8% Subordinated Notes due May 2011	8	8

	329	332

Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures due May 2033	20	20

	$949	$952

Scheduled principal payments on debt for the balance of 2011 and the subsequent five years were as follows: 2011 — $17 million; 2012 — $32 million; 2013 — $20 million; 2014 — $2 million; 2015 — $14 million and 2016 — $45 million.
As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	March 31,	December 31,
	2011	2010
Unsecured obligations	$846	$846
Obligations secured by real estate	65	65
Other secured borrowings	38	41

	$949	$952

AFG can borrow up to $500 million under its revolving credit facility which expires in August 2013. Amounts borrowed under this agreement bear interest at rates ranging from 1.75% to 3.00% (currently 2%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at March 31, 2011.
In September 2010, AFG issued $132 million of 7% Senior Notes due in 2050.

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

	Pretax		Foreign				Accumulated
	Net Unrealized		Currency			Noncon-	Other
	Gains (Losses)		Translation		Tax	trolling	Comprehensive
	on Securities		Adjustment	Other (a)	Effects	Interests	Income (Loss)
Balance at December 31, 2010	$736	(b)	$9	$(13)	$(253)	$—	$479	(b)
Unrealized holding gains on securities arising during the period	26		—	—	(9)	—	17
Realized losses included in net income	—		—	—	—	—	—
Foreign currency translation losses	—		7	—	—	—	7

Balance at March 31, 2011	$762	(b)	$16	$(13)	$(262)	$—	$503	(b)

Balance at December 31, 2009	$258		$1	$(13)	$(86)	$3	$163
Unrealized holding gains on securities arising during the period	202		—	—	(70)	(2)	130
Realized gains included in net income	(4)		—	—	1	—	(3)
Foreign currency translation gains	—		5	—	—	(1)	4
Other	(6)		—	1	1	—	(4)

Balance at March 31, 2010	$450		$6	$(12)	$(154)	$—	$290

(a)	Net unrealized pension and other postretirement plan benefits.

(b)	Includes a net pretax unrealized gain of $2 million at March 31, 2011 ($1 million net of tax) compared to a net pretax unrealized loss of $17 million at December 31, 2010 ($11 million net of tax) related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.
Stock Based Compensation Under AFG’s Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2011, AFG issued 131,955 shares of restricted Common Stock (fair value of $34.34 per share) and granted stock options for 1.1 million shares of Common Stock (at an average exercise price of $34.34) under the Stock Incentive Plan. In addition, AFG issued 188,302 shares of Common Stock (fair value of $33.99 per share) in the first quarter of 2011 under its Annual Co-CEO Equity Bonus Plan.
AFG uses the Black-Scholes option pricing model to calculate the “fair value” of its option grants. Expected volatility is based on historical volatility over a period equal to the expected term. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The weighted average fair value of options granted during 2011 was $12.49 per share based on the following assumptions: expected dividend yield — 1.9%; expected volatility — 38%; expected term — 7.3 years; risk-free rate — 3.04%.
Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5 million for the first quarter of 2011 and 2010.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.	Income Taxes
Operating earnings before income taxes includes $35 million and $20 million in non-deductible losses of managed investment entities attributable to noncontrolling interests for the three months ended March 31, 2011 and 2010, thereby increasing AFG’s effective tax rate.
There have been no material changes to AFG’s liability for uncertain tax positions, which is discussed in Note L - “Income Taxes,” to AFG’s 2010 Form 10-K.
M.	Contingencies
There have been no significant changes to the matters discussed and referred to in Note M - “Contingencies” of AFG’s 2010 Form 10-K covering property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
N.	Condensed Consolidating Information AFG has guaranteed all of the outstanding debt of Great American Financial Resources, Inc. (“GAFRI”) and GAFRI’s wholly-owned subsidiary, AAG Holding Company, Inc. In addition, GAFRI guarantees AAG Holding’s public debt. The AFG and GAFRI guarantees are full and unconditional and joint and several. Condensed consolidating financial statements for AFG are as follows:
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
MARCH 31, 2011

Assets:
Cash and investments	$374	$27	$—	$23,138	$(2)	$23,537
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,247	—	3,247
Agents’ balances and premiums receivable	—	—	—	520	—	520
Deferred policy acquisition costs	—	—	—	1,228	—	1,228
Assets of managed investment entities	—	—	—	2,570	—	2,570
Other assets	79	6	5	1,762	(6)	1,846
Investment in subsidiaries and affiliates	4,863	1,955	2,051	669	(9,538)	—

Total assets	$5,316	$1,988	$2,056	$33,134	$(9,546)	$32,948

Liabilities and Equity:
Unpaid losses and loss adjustment expenses and unearned premiums	$—	$—	$—	$7,727	$—	$7,727
Annuity, life, accident and health benefits and reserves	—	—	—	15,074	(1)	15,073
Liabilities of managed investment entities	—	—	—	2,388	—	2,388
Long-term debt	600	1	219	130	(1)	949
Other liabilities	253	17	108	2,013	(192)	2,199

Total liabilities	853	18	327	27,332	(194)	28,336

Total shareholders’ equity	4,463	1,970	1,729	5,653	(9,352)	4,463
Noncontrolling interests	—	—	—	149	—	149

Total liabilities and equity	$5,316	$1,988	$2,056	$33,134	$(9,546)	$32,948

DECEMBER 31, 2010

Assets:
Cash and investments	$412	$33	$—	$22,228	$(3)	$22,670
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,386	—	3,386
Agents’ balances and premiums receivable	—	—	—	535	—	535
Deferred policy acquisition costs	—	—	—	1,244	—	1,244
Assets of managed investment entities	—	—	—	2,537	—	2,537
Other assets	36	6	5	2,050	(15)	2,082
Investment in subsidiaries and affiliates	4,816	1,899	1,996	671	(9,382)	—

Total assets	$5,264	$1,938	$2,001	$32,651	$(9,400)	$32,454

Liabilities and Equity:
Unpaid losses and loss adjustment expenses and unearned premiums	$—	$—	$—	$7,947	$—	$7,947
Annuity, life, accident and health benefits and reserves	—	—	—	14,556	(1)	14,555
Liabilities of managed investment entities	—	—	—	2,323	—	2,323
Long-term debt	600	1	219	133	(1)	952
Other liabilities	194	19	110	1,888	(154)	2,057

Total liabilities	794	20	329	26,847	(156)	27,834

Total shareholders’ equity	4,470	1,918	1,672	5,654	(9,244)	4,470
Noncontrolling interests	—	—	—	150	—	150

Total liabilities and equity	$5,264	$1,938	$2,001	$32,651	$(9,400)	$32,454

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2011	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$599	$—	$599
Life, accident and health premiums	—	—	—	110	—	110
Realized gains (losses)	—	—	—	(3)	—	(3)
Income (loss) of managed investment entities	—	—	—	(8)	—	(8)
Investment and other income	2	3	—	343	(7)	341
Equity in earnings of subsidiaries	160	49	57	—	(266)	—

Total revenues	162	52	57	1,041	(273)	1,039

Costs and Expenses:
Insurance benefits and expenses	—	—	—	818	—	818
Interest charges on borrowed money	16	—	6	4	(5)	21
Expenses of managed investment entities	—	—	—	18	—	18
Other operating and general expenses	17	3	1	67	(1)	87

Total costs and expenses	33	3	7	907	(6)	944

Operating earnings before income taxes	129	49	50	134	(267)	95
Provision (credit) for income taxes	46	18	18	58	(94)	46

Net earnings, including noncontrolling interests	83	31	32	76	(173)	49
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(34)	—	(34)

Net Earnings Attributable to Shareholders	$83	$31	$32	$110	$(173)	$83

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2010	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$579	$—	$579
Life, accident and health premiums	—	—	—	115	—	115
Realized gains (losses)	—	—	—	4	—	4
Income (loss) of managed investment entities	—	—	—	(3)	—	(3)
Investment and other income	1	2	—	341	(5)	339
Equity in earnings of subsidiaries	192	40	49	—	(281)	—

Total Revenues	193	42	49	1,036	(286)	1,034

Costs and Expenses:
Insurance benefits and expenses	—	—	—	761	—	761
Interest charges on borrowed money	14	—	6	3	(5)	18
Expenses of managed investment entities	—	—	—	9	—	9
Other operating and general expenses	14	4	2	82	(3)	99

Total costs and expenses	28	4	8	855	(8)	887

Operating earnings before income taxes	165	38	41	181	(278)	147
Provision (credit) for income taxes	59	13	14	72	(99)	59

Net earnings, including noncontrolling interests	106	25	27	109	(179)	88
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(18)	—	(18)

Net Earnings Attributable to Shareholders	$106	$25	$27	$127	$(179)	$106

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2011	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings, including noncontrolling interests	$83	$31	$32	$76	$(173)	$49
Adjustments:
Equity in net earnings of subsidiaries	(105)	(31)	(37)	—	173	—
Dividends from subsidiaries	105	—	—	—	(105)	—
Other operating activities, net	(23)	(2)	(2)	367	—	340

Net cash provided by (used in) operating activities	60	(2)	(7)	443	(105)	389

Investing Activities:
Purchases of investments, property and equipment	(7)	—	—	(1,182)	—	(1,189)
Capital contributions to subsidiaries	(5)	(8)	(1)	—	14	—
Proceeds from maturities and redemptions of investments	2	2	—	596	—	600
Proceeds from sales of investments, property and equipment	—	—	—	297	—	297
Managed investment entities:
Purchases of investments	—	—	—	(352)	—	(352)
Proceeds from sales and redemptions of investments	—	—	—	400	—	400
Other investing activities, net	—	—	—	(13)	—	(13)

Net cash provided by (used in) investing activities	(10)	(6)	(1)	(254)	14	(257)

Financing Activities:
Annuity receipts	—	—	—	672	—	672
Annuity surrenders, benefits and withdrawals	—	—	—	(311)	—	(311)
Managed investment entities’ retirement of liabilities	—	—	—	(4)	—	(4)
Issuances of Common Stock	10	—	—	1	—	11
Capital contributions from parent	—	4	8	2	(14)	—
Repurchases of Common Stock	(84)	—	—	—	—	(84)
Cash dividends paid	(16)	—	—	(105)	105	(16)

Net cash provided by (used in) financing activities	(90)	4	8	255	91	268

Net change in cash and cash equivalents	(40)	(4)	—	444	—	400
Cash and cash equivalents at beginning of period	370	20	—	709	—	1,099

Cash and cash equivalents at end of period	$330	$16	$—	$1,153	$—	$1,499

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

FOR THE THREE MONTHS ENDED			AAG	All Other	Consol.
MARCH 31, 2010	AFG	GAFRI	Holding	Subs	Entries	Consolidated

Operating Activities:
Net earnings, including noncontrolling interests	$106	$25	$27	$109	$(179)	$88
Adjustments:
Equity in net earnings of subsidiaries	(124)	(26)	(33)	—	183	—
Dividends from subsidiaries	105	—	—	—	(105)	—
Other operating activities, net	(25)	(3)	(2)	339	(4)	305

Net cash provided by (used in) operating activities	62	(4)	(8)	448	(105)	393

Investing Activities:
Purchases of investments, property and equipment	—	—	—	(1,392)	—	(1,392)
Capital contributions to subsidiaries	(4)	(8)	—	—	12	—
Proceeds from maturities and redemptions of investments	—	2	—	511	—	513
Proceeds from sales of investments, property and equipment	—	—	—	499	—	499
Managed investment entities:
Purchases of investments	—	—	—	(141)	—	(141)
Proceeds from sales and redemptions of investments	—	—	—	210	—	210
Other investing activities, net	—	—	—	8	—	8

Net cash provided by (used in) investing activities	(4)	(6)	—	(305)	12	(303)

Financing Activities:
Annuity receipts	—	—	—	387	—	387
Annuity surrenders, benefits and withdrawals	—	—	—	(311)	—	(311)
Managed investment entities’ retirement of liabilities	—	—	—	(28)	—	(28)
Issuances of Common Stock	6	—	—	1	—	7
Capital contributions from parent	—	4	8	—	(12)	—
Repurchases of Common Stock	(75)	—	—	—	—	(75)
Cash dividends paid	(15)	—	—	(105)	105	(15)
Other financing activities, net	—	—	—	(5)	—	(5)

Net cash provided by (used in) financing activities	(84)	4	8	(61)	93	(40)

Net change in cash and cash equivalents	(26)	(6)	—	82	—	50
Cash and cash equivalents at beginning of period	197	12	—	911	—	1,120

Cash and cash equivalents at end of period	$171	$6	$—	$993	$—	$1,170

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
Actual results and/or financial condition could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including but not limited to:
•	changes in financial, political and economic conditions, including changes in interest and inflation rates, currency fluctuations and extended economic recessions or expansions;

•	performance of securities markets;

•	AFG’s ability to estimate accurately the likelihood, magnitude and timing of any losses in connection with investments in the non-agency residential mortgage market;

•	new legislation or declines in credit quality or credit ratings that could have a material impact on the valuation of securities in AFG’s investment portfolio;

•	the availability of capital;

•	regulatory actions (including changes in statutory accounting rules);

•	changes in the legal environment affecting AFG or its customers;

•	tax law and accounting changes;

•	levels of natural catastrophes and severe weather, terrorist activities (including any nuclear, biological, chemical or radiological events), incidents of war or losses resulting from civil unrest and other major losses;

•	development of insurance loss reserves and establishment of other reserves, particularly with respect to amounts associated with asbestos and environmental claims;

•	availability of reinsurance and ability of reinsurers to pay their obligations;

•	the unpredictability of possible future litigation if certain settlements of current litigation do not become effective;

•	trends in persistency, mortality and morbidity;

•	competitive pressures, including the ability to obtain adequate rates and policy terms; and

•	changes in AFG’s credit ratings or the financial strength ratings assigned by major ratings agencies to AFG’s operating subsidiaries.
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
Net earnings attributable to AFG’s shareholders for the first three months of 2011 were $83 million ($.79 per share, diluted) compared to $106 million ($.93 per share, diluted) reported in the same period of 2010. Improved operating results in the annuity and supplemental insurance group were more than offset by lower underwriting profit and lower investment income in the property and casualty insurance operations.
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
For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2010 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
LIQUIDITY AND CAPITAL RESOURCES
Ratios AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	March 31,	December 31,
	2011	2010	2009
Long-term debt	$949	$952	$828
Total capital	5,065	5,050	4,698
Ratio of debt to total capital:
Including debt secured by real estate	18.7%	18.9%	17.6%
Excluding debt secured by real estate	17.7%	17.8%	16.4%
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
AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.92 for the three months ended March 31, 2011 and 2.41 for the entire year of 2010. Excluding annuity benefits, this ratio was 6.19 and 9.09, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.
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
AFG can borrow up to $500 million under its revolving credit facility which expires in August 2013. There were no borrowings under this agreement, or any other parent company short-term borrowing arrangements, during 2011. In September 2010, AFG issued $132 million of 7% Senior Notes due 2050.
During the first three months of 2011, AFG repurchased 2.5 million shares of its Common Stock for $84 million. During 2010, AFG repurchased 10.3 million shares of its Common Stock for $292 million.
Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Subsidiary Liquidity Great American Life Insurance Company (“GALIC”), a wholly-owned annuity and supplemental insurance subsidiary, became a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) in 2009. The FHLB makes loans and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds borrowed. GALIC’s $15 million investment in FHLB capital stock at March 31, 2011 is included in other investments at cost. Membership in the FHLB provides the annuity and supplemental insurance operations with a substantial additional source of liquidity. No funds have been borrowed from the FHLB.
National Interstate, a 52%-owned property and casualty insurance subsidiary, can borrow up to $75 million, subject to certain conditions, under an unsecured credit agreement expiring in December 2012. Amounts borrowed bear interest at rates ranging from .45% to .9% (currently ..65%) over LIBOR based on National Interstate’s credit rating. There was $20 million outstanding under this agreement at March 31, 2011.
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
Investments AFG’s investment portfolio at March 31, 2011, contained $19.6 billion in “Fixed maturities” classified as available for sale and $743 million in “Equity securities,” all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $397 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities (“MBS”), which comprise approximately 30% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 93% are priced using pricing services and the balance is priced internally or by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.
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
In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2011 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$20,027
Pretax impact on fair value of 100 bps increase in interest rates	$(901)
Pretax impact as % of total fixed maturity portfolio	(4.5%)
Approximately 91% of the fixed maturities held by AFG at March 31, 2011, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.
Summarized information for AFG’s MBS (including those classified as trading) at March 31, 2011, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 4 and 5 years, respectively.

					% Rated
	Amortized		Fair Value as	Unrealized	Investment
Collateral type	Cost	Fair Value	% of Cost	Gain (Loss)	Grade
Residential:
Agency-backed	$433	$448	103%	$15	100%
Non-agency prime	2,117	2,227	105	110	78
Alt-A	736	729	99	(7)	51
Subprime	454	458	101	4	41
Commercial	2,164	2,332	108	168	100
Other	25	29	116	4	52

	$5,929	$6,223	105%	$294	82%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At March 31, 2011, 98% (based on statutory carrying value of $5.9 billion) of AFG’s MBS securities had an NAIC designation of 1 or 2.
Municipal bonds represented approximately 16% of AFG’s fixed maturity portfolio at March 31, 2011. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At March 31, 2011, approximately 75% of the municipal bond portfolio was held in revenue bonds, with the remaining 25% held in general obligation bonds. State general obligation securities of California, Illinois, New Jersey and New York collectively represented only 2% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2011, is shown in the following table (dollars in millions). Approximately $263 million of available for sale “Fixed maturities” and $36 million of “Equity securities” had no unrealized gains or losses at March 31, 2011.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$15,644	$3,723
Amortized cost of securities	$14,575	$3,917
Gross unrealized gain (loss)	$1,069	$(194)
Fair value as % of amortized cost	107%	95%
Number of security positions	3,162	1,155
Number individually exceeding $2 million gain or loss	79	2
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$406	$(112)
States and municipalities	49	(46)
Banks, savings and credit institutions	90	(8)
Gas and electric services	112	(4)
Percentage rated investment grade	92%	86%

Equity Securities
Fair value of securities	$638	$69
Cost of securities	$388	$74
Gross unrealized gain (loss)	$250 (*)	$(5)
Fair value as % of cost	164%	93%
Number of security positions	111	33
Number individually exceeding $2 million gain or loss	11	—

(*)	Includes $159 million on AFG’s investment in Verisk Analytics, Inc.
The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at March 31, 2011, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	3%	—%
After one year through five years	30	15
After five years through ten years	30	31
After ten years	6	25

	69	71

Mortgage-backed securities (average life of approximately four years)	31	29

	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at March 31, 2011

Securities with unrealized gains:
Exceeding $500,000 (644 issues)	$8,101	$768	110%
$500,000 or less (2,518 issues)	7,543	301	104

	$15,644	$1,069	107%

Securities with unrealized losses:
Exceeding $500,000 (100 issues)	$562	$(93)	86%
$500,000 or less (1,055 issues)	3,161	(101)	97

	$3,723	$(194)	95%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Loss	Basis
Securities with Unrealized Losses at March 31, 2011

Investment grade fixed maturities with losses for:
Less than one year (772 issues)	$2,821	$(76)	97%
One year or longer (153 issues)	386	(44)	90

	$3,207	$(120)	96%

Non-investment grade fixed maturities with losses for:
Less than one year (62 issues)	$162	$(5)	97%
One year or longer (168 issues)	354	(69)	84

	$516	$(74)	87%

Common equity securities with losses for:
Less than one year (14 issues)	$22	$(1)	96%
One year or longer (5 issues)	—	—	—

	$22	$(1)	96%

Perpetual preferred equity securities with losses for:
Less than one year (3 issues)	$6	$—	100%
One year or longer (11 issues)	41	(4)	91

	$47	$(4)	92%

When a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors as detailed in AFG’s 2010 Form 10-K under Management’s Discussion and Analysis — “Investments.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Based on its analysis, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability and intent to hold the securities until they recover in value and, at March 31, 2011, had no intent to sell them. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.
Uncertainties Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. AFG has conducted comprehensive studies of its asbestos and environmental reserves with the aid of outside actuarial and engineering firms and specialty outside counsel every two years with an in-depth internal review during the intervening years. The 2011 study with the assistance of outside firms has commenced and is expected to be completed by the end of the second quarter. See Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2010 Form 10-K.
MANAGED INVESTMENT ENTITIES
Beginning January 1, 2010, new accounting standards require AFG to consolidate its investments in six collateralized loan obligation (“CLO”) entities that it manages and owns an interest in (in the form of debt). See Note A - “Accounting Policies - Managed Investment Entities” and Note H - “Managed Investment Entities.” The effect of consolidating these entities is shown in the tables below (in millions). The “Before CLO Consolidation” columns include AFG’s investment and earnings in the CLOs on an unconsolidated basis.
CONDENSED CONSOLIDATING BALANCE SHEET

		Managed
	Before CLO	Investment	Consol.		Consolidated
March 31, 2011	Consolidation	Entities	Entries		As Reported
Assets:
Cash and other investments	$23,557	$—	$(20	)(a)	$23,537
Assets of managed investment entities	—	2,570	—		2,570
Other assets	6,841	—	—		6,841

	$30,398	$2,570	$(20)		$32,948

Liabilities:
Unpaid losses, loss adjustment expenses and unearned premiums	$7,727	$—	$—		$7,727
Annuity, life, accident and health benefits and reserves	15,073	—	—		15,073
Liabilities of managed investment entities	—	2,408	(20	)(a)	2,388
Long-term debt and other liabilities	3,148	—	—		3,148

	25,948	2,408	(20)		28,336

Shareholders’ Equity:
Common Stock and Capital surplus	1,262	—	—		1,262
Retained earnings:
Appropriated — managed investment entities	—	162	—		162
Unappropriated	2,536	—	—		2,536
Accumulated other comprehensive income	503	—	—		503

	4,301	162	—		4,463
Noncontrolling interests	149	—	—		149

	4,450	162	—		4,612

	$30,398	$2,570	$(20)		$32,948

(a)	Elimination of the fair value of AFG’s investment in CLOs.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING BALANCE SHEET

		Managed
	Before CLO	Investment	Consol.		Consolidated
December 31, 2010	Consolidation	Entities	Entries		As Reported
Assets:
Cash and other investments	$22,687	$—	$(17	)(a)	$22,670
Assets of managed investment entities	—	2,537	—		2,537
Other assets	7,247	—	—		7,247

	$29,934	$2,537	$(17)		$32,454

Liabilities:
Unpaid losses, loss adjustment expenses and unearned premiums	$7,947	$—	$—		$7,947
Annuity, life, accident and health benefits and reserves	14,555	—	—		14,555
Liabilities of managed investment entities	—	2,340	(17	)(a)	2,323
Long-term debt and other liabilities	3,009	—	—		3,009

	25,511	2,340	(17)		27,834

Shareholders’ equity:
Common Stock and Capital surplus	1,271	—	—		1,271
Retained earnings:
Appropriated — managed investment entities	—	197	—		197
Unappropriated	2,523	—	—		2,523
Accumulated other comprehensive income	479	—	—		479

	4,273	197	—		4,470
Noncontrolling interests	150	—	—		150

	4,423	197	—		4,620

	$29,934	$2,537	$(17)		$32,454

(a)	Elimination of the fair value of AFG’s investment in CLOs.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

		Managed
	Before CLO	Investment	Consol.		Consolidated
Three months ended March 31, 2011	Consolidation(a)	Entities	Entries		As Reported
Revenues:
Insurance premiums	$709	$—	$—		$709
Investment income	300	—	—		300
Realized gains (losses) on securities	6	—	(6	)(b)	—
Realized gains (loss) on subsidiaries	(3)	—	—		(3)
Income (loss) of managed investment entities:
Investment income	—	25	—		25
Loss on change in fair value of assets/liabilities	—	(36)	3	(b)	(33)
Other income	44	—	(3	)(c)	41

	1,056	(11)	(6)		1,039

Costs and Expenses:
Insurance benefits and expenses	818	—	—		818
Expenses of managed investment entities	—	24	(6	)(b)(c)	18
Interest on borrowed money and other expenses	108	—	—		108

	926	24	(6)		944

Operating earnings before income taxes	130	(35)	—		95
Provision for income taxes	46	—	—		46

Net earnings, including noncontrolling interests	84	(35)	—		49
Less: Net earnings (loss) attributable to noncontrolling interests	1	—	(35	)(d)	(34)

Net Earnings Attributable to Shareholders	$83	$(35)	$35		$83

(a)	Includes $6 million in realized gains representing the change in fair value of AFG’s CLO investments plus $3 million in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $3 million in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

		Managed
	Before CLO	Investment	Consol.		Consolidated
Three months ended March 31, 2010	Consolidation(a)	Entities	Entries		As Reported
Revenues:
Insurance premiums	$694	$—	$—		$694
Investment income	295	—	—		295
Realized gains (losses) on securities	8	—	(4	)(b)	4
Income (loss) of managed investment entities:
Investment income	—	22	—		22
Loss on change in fair value of assets/liabilities	—	(29)	4	(b)	(25)
Other income	48	—	(4	)(c)	44

	1,045	(7)	(4)		1,034
Costs and Expenses:
Insurance benefits and expenses	761	—	—		761
Expenses of managed investment entities	—	13	(4	)(c)	9
Interest on borrowed money and other expenses	117	—	—		117

	878	13	(4)		887

Operating earnings before income taxes	167	(20)	—		147
Provision for income taxes	59	—	—		59

Net earnings, including noncontrolling interests	108	(20)	—		88
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	(20	)(d)	(18)

Net Earnings Attributable to Shareholders	$106	$(20)	$20		$106

(a)	Includes $4 million in realized gains representing the change in fair value of AFG’s CLO investments plus $4 million in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.
RESULTS OF OPERATIONS
General Results of operations as shown in the accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
AFG reported operating earnings before income taxes of $95 million for the first quarter of 2011 compared to $147 million for the 2010 first quarter. Results for the first quarter of 2011 include (i) a $25 million decline in property and casualty insurance underwriting results, (ii) a $19 million decline in property and casualty investment income, (iii) a $15 million increase in losses of managed investment entities attributable to noncontrolling interests, and (iv) an $8 million improvement in the annuity and supplemental insurance results.
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
Premiums, combined ratios and prior year development for AFG’s property and casualty insurance operations were as follows (dollars in millions):

	Three months ended
	March 31,
	2011	2010
Gross Written Premiums
Property and transportation	$318	$277
Specialty casualty	319	347
Specialty financial	116	122
Other	—	(2)

	$753	$744

Net Written Premiums
Property and transportation	$254	$216
Specialty casualty	214	238
Specialty financial	98	98
Other	18	14

	$584	$566

Combined Ratios
Property and transportation	87.0%	85.2%
Specialty casualty	99.2	91.5
Specialty financial	91.2	83.4
Total Specialty	92.3	86.6
Aggregate (including discontinued lines)	92.3%	87.6%

Favorable (Unfavorable) Prior Year Development
Property and transportation	$22	$9
Specialty casualty	—	19
Specialty financial	(4)	10
Other specialty	3	7

	21	45
Other (primarily asbestos and environmental charges)	—	(6)

	$21	$39

The overall increases in gross and net written premiums for the first quarter of 2011 compared to the same quarter of 2010 were the result of increased premiums in the transportation businesses, including additional premiums from National Interstate’s third quarter 2010 acquisition of Vanliner. These increases were partially offset by lower premium volume in the targeted markets operations and the decision to exit the excess workers’ compensation business. Overall average renewal rates for the first quarter of 2011 were flat when compared with the same 2010 period.
The Specialty insurance operations generated underwriting profits of $46 million in the first quarter of 2011, compared to $77 million in the first quarter of 2010. The reduced profit in 2011 is primarily the result of a $24 million decrease in favorable reserve development. Catastrophe losses were $8 million for the first quarter of 2011 compared to $9 million in the first quarter of 2010.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Property and transportation gross and net written premiums increased during the first quarter of 2011 compared to 2010 as a result of additional premiums from the Vanliner acquisition and higher winter wheat commodity prices. Increased retention in the transportation businesses contributed to higher net written premiums for the 2011 first quarter. This group reported an underwriting profit of $33 million in the first quarter of 2011, compared to $32 million in the first quarter of 2010. Improved results in the agricultural operations were offset by lower underwriting profits in the transportation businesses. Catastrophe losses for this group were $5 million in 2011 compared to $8 million in the 2010 first quarter.
Specialty casualty gross and net written premiums decreased for the first quarter of 2011 compared to the same period of 2010 due primarily to a decision to exit the excess workers’ compensation business, the non-renewal of two major programs that did not meet return thresholds and a soft pricing environment in the excess and surplus markets. These declines were partially offset by growth in the executive liability operations. This group reported an underwriting profit of $2 million in the first quarter of 2011, compared to $18 million in the first quarter of 2010. The reduced profits are primarily the result of a $19 million decrease in favorable reserve development. Lower underwriting profits in a block of program business were partially offset by improved results in the general liability operations, (primarily those that serve the homebuilders industry), and the executive liability and excess and surplus lines businesses. Many businesses in this group produced solid underwriting profit margins but at lower levels than the 2010 first quarter.
Specialty financial gross written premiums decreased from the 2010 first quarter due primarily to the exit from certain automotive-related lines of business in 2009 that AFG continued to front through the first half of 2010. This group reported underwriting profits of $10 million in the first quarter of 2011 compared to $21 million in the first quarter of 2010. Lower favorable development resulting from a reserve increase in a run-off book of collateral mortgage protection insurance and the absence of favorable development related to the run-off automobile residual value insurance operations more than offset higher underwriting profits in the financial institutions business.
Annuity and Supplemental Insurance Operations Operating earnings before income taxes of the annuity and supplemental insurance segment increased $8 million (18%) from the comparable 2010 first quarter due primarily to higher earnings in the fixed annuity operations, especially the bank distribution channels, as well as the impact of expense savings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Statutory Annuity Premiums The following table summarizes AFG’s annuity sales (in millions):

	Three months ended
	March 31,
	2011	2010
403(b) Fixed and Indexed Annuities:
First Year	$6	$11
Renewal	42	42
Single Sum	17	25

Subtotal	65	78

Non-403(b) Indexed Annuities	257	132
Non-403(b) Fixed Annuities	60	102
Bank Annuities — Direct	100	54
Bank Annuities — Indirect	171	—
Variable Annuities	19	20

Total Annuity Premiums	$672	$386

“Bank Annuities — Direct” represent premiums generated by financial institutions appointed and serviced directly by AFG. “Bank Annuities — Indirect” represent premiums generated through banks by independent agents or brokers.
The increase in annuity premiums for the first three months of 2011 compared to the 2010 period is attributable to higher sales through the bank distribution channels and increased sales of indexed annuities in the non-403(b) single premium market. Higher sales in the bank channels reflect primarily “indirect” bank sales by one agent through Regions Bank; this relationship did not exist in the first quarter of 2010. In addition, AFG’s presence in PNC Bank (its primary “direct” bank distribution channel), and the corresponding “direct” sales of annuities through PNC, was minimal in the first two months of 2010. Increased sales of indexed annuities reflects the industry trend towards indexed annuities and away from traditional fixed annuities, as well as AFG’s introduction of new indexed products and features.
Life, Accident and Health Premiums and Benefits The following table summarizes AFG’s life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	Three months ended
	March 31,
	2011	2010
Premiums
Supplemental insurance operations
First year	$11	$21
Renewal	92	87
Life operations (in run-off)	7	7

	$110	$115

Benefits
Supplemental insurance operations	$85	$86
Life operations (in run-off)	11	10

	$96	$96

Investment Income The $5 million increase in investment income for the first quarter of 2011 compared to the same period in 2010 reflects higher average invested assets, primarily related to growth in the annuity business, partially offset by lower yields on fixed maturity investments. Investment income includes $8 million in 2011 and $26 million in 2010 of interest income earned on interest-only and similar MBS, primarily non-agency interest-only securities with interest rates that float inversely with short-term rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Over the past couple of years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield.
Realized Gains (Losses) on Securities Net realized gains (losses) on securities consisted of the following (in millions):

	Three months ended
	March 31,
	2011	2010
Realized gains (losses) before impairments:
Disposals	$17	$19
Change in the fair value of derivatives	(5)	9
Adjustments to annuity deferred policy acquisition costs and related items	(2)	(3)

	10	25

Impairment charges:
Securities	(14)	(30)
Adjustments to annuity deferred policy acquisition costs and related items	4	9

	(10)	(21)

	$—	$4

The change in fair value of derivatives includes net losses of $3 million in the 2011 quarter and net gains of $17 million in the 2010 quarter from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note F — “Derivatives.”
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
The $8 million increase in annuity benefits in the first quarter of 2011 compared to the first quarter of 2010 reflects growth in the annuity business.
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
The $4 million increase in annuity and supplemental insurance acquisition expenses in the first quarter of 2011 compared to the first quarter of 2010 reflects growth in the annuity business.
The vast majority of the annuity and supplemental insurance group’s DPAC asset relates to its annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.
Interest Charges on Borrowed Money Interest expense increased $3 million (17%) for the first quarter of 2011 compared to the first quarter of 2010 reflecting AFG’s issuance of $132 million of 7% Senior Notes in September 2010.
Other Operating and General Expenses The $12 million (12%) decrease in other operating and general expenses for the first quarter of 2011 compared to the first quarter of 2010 reflects the impact of a $10 million recovery on a prior property and casualty extracontractual obligation claim and lower expenses in the annuity and supplemental insurance operations.
RECENT ACCOUNTING STANDARDS
In October 2010, the FASB issued Accounting Standards Update 2010-26 to address diversity in practice regarding which costs related to issuing or renewing insurance contracts qualify for deferral. To qualify for deferral, the guidance specifies that a cost must be directly related to the successful acquisition of an insurance contract. The guidance is effective January 1, 2012, with retrospective application permitted, but not required. Management continues assessing the impact of adoption and expects that adoption will be reported retrospectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 3
Quantitative and Qualitative Disclosure of Market Risk
As of March 31, 2011, there were no material changes to the information provided in Item 7A - “Quantitative and Qualitative Disclosure of Market Risk” of AFG’s 2010 Form 10-K.
ITEM 4
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.
In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, AFG’s internal controls over financial reporting.
PART II
OTHER INFORMATION
ITEM 1
Legal Proceedings
As previously reported under “Legal Proceedings” in AFG’s 2010 Form 10-K, Great American Insurance Company entered into an agreement in 2003, which was approved by the Bankruptcy Court, for the settlement of coverage litigation related to A.P. Green asbestos claims. The settlement of $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest) has been fully accrued and allows up to 10% of the settlement to be paid in AFG Common Stock. The settlement agreement is conditioned upon confirmation of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies.
On May 3, 2011, in connection with the appeal of the 2007 bankruptcy court confirmation, the Third Circuit Court of Appeals issued an opinion holding that two non-settling insurers had standing to challenge the trust established to administer silica claims which had been approved as part of the plan of bankruptcy along with the trust established to administer asbestos claims. The court also vacated the order confirming the Plan of Reorganization and remanded the Plan to the bankruptcy court for further proceedings on this limited issue. While the bankruptcy court had previously concluded that the trust to administer silica claims was a valid and legitimate trust, the Third Circuit held that a fuller evidentiary hearing is required on remand. Management believes that resolution of this issue ultimately will not impact the Great American settlement.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its common stock during the first quarter of 2011 as follows:

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs (a)

January	250,000	$32.73	250,000	2,458,427

February	800,641	$34.22	800,641	11,657,786

March	1,407,080	$34.17	1,407,080	10,250,706

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in August 2010 and February 2011. In February 2011, AFG’s Board of Directors authorized the repurchase of ten million additional shares.
ITEM 6
Exhibits

Number		Exhibit Description

12		Computation of ratios of earnings to fixed charges.

31	(a)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

31	(c)	Certification of the Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

32		Certification of the Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002.
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

American Financial Group, Inc.
May 9, 2011	BY:	/s/ Keith A. Jensen
Keith A. Jensen
Senior Vice President (principal financial and accounting officer)