Form 10-Q
period 2011-06-30
AMERICAN FINANCIAL GROUP INC
filed 2011-08-08
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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
Indicate by check mark whether the Registrant is a shell company. Yes ☐ No ☑
As of August 1, 2011, there were 100,516,338 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

Page
Part I - Financial Information

Item 1 - Financial Statements:

Consolidated Balance Sheet	2

Consolidated Statement of Earnings	3

Consolidated Statement of Changes in Equity	4

Consolidated Statement of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3 - Quantitative and Qualitative Disclosure of Market Risk	51

Item 4 - Controls and Procedures	51

Part II - Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6 - Exhibits	52

Signatures	53

Exhibit 12
Exhibit 31(a)
Exhibit 31(b)
Exhibit 31(c)
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars In Millions)

	June 30,	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$1,629	$1,099
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $19,417 and $18,490)	20,500	19,328
Fixed maturities, trading at fair value	395	393
Equity securities, at fair value (cost — $549 and $458)	779	690
Mortgage loans	340	468
Policy loans	255	264
Real estate and other investments	470	428

Total cash and investments	24,368	22,670

Recoverables from reinsurers	2,866	2,964
Prepaid reinsurance premiums	439	422
Agents’ balances and premiums receivable	705	535
Deferred policy acquisition costs	1,198	1,244
Assets of managed investment entities	2,591	2,537
Other receivables	438	674
Variable annuity assets (separate accounts)	624	616
Other assets	638	606
Goodwill	186	186

Total assets	$34,053	$32,454

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$6,345	$6,413
Unearned premiums	1,555	1,534
Annuity benefits accumulated	14,123	12,905
Life, accident and health reserves	1,685	1,650
Payable to reinsurers	302	320
Liabilities of managed investment entities	2,430	2,323
Long-term debt	940	952
Variable annuity liabilities (separate accounts)	624	616
Other liabilities	1,424	1,121

Total liabilities	29,428	27,834

Shareholders’ equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 101,020,235 and 105,168,366 shares outstanding	101	105
Capital surplus	1,138	1,166
Retained earnings:
Appropriated — managed investment entities	142	197
Unappropriated	2,512	2,523
Accumulated other comprehensive income, net of tax	579	479

Total shareholders’ equity	4,472	4,470

Noncontrolling interests	153	150

Total equity	4,625	4,620

Total liabilities and equity	$34,053	$32,454

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Property and casualty insurance premiums	$609	$572	$1,208	$1,151
Life, accident and health premiums	107	113	217	228
Investment income	306	294	606	589
Realized gains (losses) on:
Securities (*)	19	11	19	15
Subsidiaries	—	—	(3)	—
Income (loss) of managed investment entities:
Investment income	26	23	51	45
Loss on change in fair value of assets/liabilities	(22)	(15)	(55)	(40)
Other income	48	54	89	98

Total revenues	1,093	1,052	2,132	2,086

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	413	302	754	606
Commissions and other underwriting expenses	207	207	419	411
Annuity benefits	125	118	241	226
Life, accident and health benefits	89	93	185	189
Annuity and supplemental insurance acquisition expenses	52	54	105	103
Interest charges on borrowed money	21	18	42	36
Expenses of managed investment entities	18	14	36	23
Other operating and general expenses	99	88	186	187

Total costs and expenses	1,024	894	1,968	1,781

Operating earnings before income taxes	69	158	164	305
Provision for income taxes	32	58	78	117

Net earnings, including noncontrolling interests	37	100	86	188
Less: Net earnings (loss) attributable to noncontrolling interests	(18)	(8)	(52)	(26)

Net Earnings Attributable to Shareholders	$55	$108	$138	$214

Earnings Attributable to Shareholders per Common Share:
Basic	$.53	$.98	$1.33	$1.92

Diluted	$.52	$.97	$1.31	$1.90

Average number of Common Shares:
Basic	102.7	110.2	103.7	111.1
Diluted	104.4	111.8	105.3	112.5

Cash dividends per Common Share	$.1625	$.1375	$.325	$.275

(*) Consists of the following:

Realized gains before impairments	$40	$27	$50	$52

Losses on securities with impairment	(10)	(20)	(17)	(34)
Non-credit portion recognized in other comprehensive income (loss)	(11)	4	(14)	(3)

Impairment charges recognized in earnings	(21)	(16)	(31)	(37)

Total realized gains (losses) on securities	$19	$11	$19	$15

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
		Common Stock			Accum.		Noncon-
	Common	and Capital	Retained Earnings		Other Comp		trolling	Total
	Shares	Surplus	Appro.	Unappro.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2010	105,168,366	$1,271	$197	$2,523	$479	$4,470	$150	$4,620

Net earnings	—	—	—	138	—	138	(52)	86
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	94	94	2	96
Change in foreign currency translation	—	—	—	—	5	5	—	5
Change in unrealized pension and other postretirement benefits	—	—	—	—	1	1	—	1

Total comprehensive income (loss)						238	(50)	188

Allocation of losses of managed investment entities	—	—	(55)	—	—	(55)	55	—

Dividends on Common Stock	—	—	—	(34)	—	(34)	—	(34)
Shares issued:
Exercise of stock options	654,799	16	—	—	—	16	—	16
Other benefit plans	357,042	8	—	—	—	8	—	8
Dividend reinvestment plan	7,870	—	—	—	—	—	—	—
Stock-based compensation expense	—	7	—	—	—	7	—	7
Shares acquired and retired	(5,167,842)	(63)	—	(115)	—	(178)	—	(178)
Other	—	—	—	—	—	—	(2)	(2)

Balance at June 30, 2011	101,020,235	$1,239	$142	$2,512	$579	$4,472	$153	$4,625

Balance at December 31, 2009	113,386,343	$1,344	$—	$2,274	$163	$3,781	$138	$3,919

Cumulative effect of accounting change	—	—	261	4	(4)	261	—	261
Net earnings	—	—	—	214	—	214	(26)	188
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	240	240	2	242
Change in foreign currency translation	—	—	—	—	(1)	(1)	—	(1)

Total comprehensive income (loss)						453	(24)	429

Allocation of losses of managed investment entities	—	—	(33)	—	—	(33)	33	—

Dividends on Common Stock	—	—	—	(31)	—	(31)	—	(31)
Shares issued:
Exercise of stock options	523,671	11	—	—	—	11	—	11
Other benefit plans	371,186	5	—	—	—	5	—	5
Dividend reinvestment plan	8,672	—	—	—	—	—	—	—
Stock-based compensation expense	—	6	—	—	—	6	—	6
Shares acquired and retired	(5,642,355)	(66)	—	(85)	—	(151)	—	(151)
Other	—	(1)	—	—	—	(1)	(1)	(2)

Balance at June 30, 2010	108,647,517	$1,299	$228	$2,376	$398	$4,301	$146	$4,447

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended
	June 30,
	2011	2010
Operating Activities:
Net earnings, including noncontrolling interests	$86	$188
Adjustments:
Depreciation and amortization	96	97
Annuity benefits	241	226
Realized gains on investing activities	(16)	(15)
Net (purchases) sales of trading securities	6	(9)
Deferred annuity and life policy acquisition costs	(126)	(97)
Change in:
Reinsurance and other receivables	156	571
Other assets	12	10
Insurance claims and reserves	(12)	(329)
Payable to reinsurers	(18)	(185)
Other liabilities	113	(28)
Other operating activities, net	(4)	32

Net cash provided by operating activities	534	461

Investing Activities:
Purchases of:
Fixed maturities	(2,302)	(2,353)
Equity securities	(104)	(24)
Mortgage loans	(91)	(137)
Real estate, property and equipment	(57)	(54)
Proceeds from:
Maturities and redemptions of fixed maturities	1,106	970
Repayments of mortgage loans	224	27
Sales of fixed maturities	374	932
Sales of equity securities	41	8
Sales of real estate, property and equipment	1	1
Managed investment entities:
Purchases of investments	(681)	(394)
Proceeds from sales and redemptions of investments	754	441
Other investing activities, net	(6)	(124)

Net cash used in investing activities	(741)	(707)

Financing Activities:
Annuity receipts	1,578	945
Annuity surrenders, benefits and withdrawals	(636)	(617)
Additional long-term borrowings	2	30
Reductions of long-term debt	(14)	(6)
Managed investment entities’ retirement of liabilities	(8)	(39)
Issuances of Common Stock	16	11
Repurchases of Common Stock	(178)	(151)
Cash dividends paid on Common Stock	(34)	(31)
Other financing activities, net	11	(5)

Net cash provided by financing activities	737	137

Net Change in Cash and Cash Equivalents	530	(109)

Cash and cash equivalents at beginning of period	1,099	1,120

Cash and cash equivalents at end of period	$1,629	$1,011

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
Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2011, and prior to the filing date of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.
Fair Value Measurements Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. In the first six months of 2011, AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities.
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other-than-temporary at the balance sheet date, a provision for impairment is charged to earnings (included in realized gains (losses)) and the cost basis of that investment is reduced. If management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then the other-than-temporary impairment is separated into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit-related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are shown in the Statement of Earnings. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge to earnings is recorded to reduce the amortized cost of that security to fair value.
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Managed Investment Entities A company is considered the primary beneficiary of, and therefore must consolidate, a variable interest entity (“VIE”) based primarily on its ability to direct the activities of the VIE that most significantly impact that entity’s economic performance and the obligation to absorb losses of, or receive benefits from, the entity that could potentially be significant to the VIE.
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
Because AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities, the assets and liabilities of the CLOs are shown separately in AFG’s Balance Sheet. As permitted under accounting guidance adopted on January 1, 2010, the assets and liabilities of the CLOs are included in AFG’s Balance Sheet at fair value. Prior to adoption of this guidance, the CLOs were not consolidated. Upon adoption of the guidance, the $261 million excess of fair value of the CLOs’ assets over the fair value of the liabilities was recorded in AFG’s Balance Sheet as appropriated retained earnings — managed investment entities, representing the cumulative effect of adopting the new guidance that ultimately will inure to the benefit of the CLO debt holders.
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
Stock-Based Compensation All share-based grants are recognized as compensation expense on a straight-line basis over their vesting periods based on their calculated “fair value” at the date of grant. AFG uses the Black-Scholes pricing model to measure the fair value of employee stock options. See Note K – “Shareholders’ Equity” for further information.
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
Earnings Per Share Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes adjustments to weighted average common shares related to stock-based compensation plans: second quarter 2011 and 2010 — 1.7 million and 1.6 million; first six months of 2011 and 2010 — 1.6 million and 1.4 million, respectively.
AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: second quarter 2011 and 2010 — 2.4 million and 3.8 million; first six months of 2011 and 2010 — 2.1 million and 4.3 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2011 and 2010 periods.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables (in millions) show AFG’s revenues and operating earnings before income taxes by significant business segment and sub-segment.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$274	$209	$529	$425
Specialty casualty	219	219	435	437
Specialty financial	100	127	212	255
Other	16	17	32	34

Total premiums earned	609	572	1,208	1,151
Investment income	75	85	148	177
Realized gains (losses)	32	13	32	23
Other income	20	21	35	36

Total property and casualty insurance	736	691	1,423	1,387
Annuity and supplemental insurance:
Investment income	230	208	456	410
Life, accident and health premiums	107	113	217	228
Realized gains (losses)	(13)	(2)	(16)	(8)
Other income	27	33	50	58

Total annuity and supplemental insurance	351	352	707	688
Other	6	9	2	11

Total revenues	$1,093	$1,052	$2,132	$2,086

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting income (loss):
Specialty
Property and transportation	$—	$8	$33	$40
Specialty casualty	21	23	23	41
Specialty financial	13	33	23	54
Other	5	4	6	10
Other lines (a)	(50)	(5)	(50)	(11)

Total underwriting	(11)	63	35	134
Investment and other income, net	70	81	138	162
Realized gains (losses)	32	13	32	23

Total property and casualty insurance	91	157	205	319
Annuity and supplemental insurance:
Operations	56	46	108	90
Realized gains (losses)	(13)	(2)	(16)	(8)

Total annuity and supplemental insurance	43	44	92	82
Other (b)	(65)	(43)	(133)	(96)

Total operating earnings before income taxes	$69	$158	$164	$305

(a)	Includes a second quarter 2011 special charge of $50 million to increase asbestos and environmental reserves.

(b)	Includes a second quarter 2011 special charge of $9 million to increase asbestos and environmental reserves and the following earnings (losses) of managed investment entities for the second quarter and first six months of 2011 and 2010 (in millions):

Attributable to:
AFG shareholders, including management fees	$6	$7	$15	$15
Noncontrolling interests	$(20)	$(13)	$(55)	$(33)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
D.	Fair Value Measurements
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured at fair value are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2011
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$242	$163	$—	$405
States, municipalities and political subdivisions	—	3,391	84	3,475
Foreign government	—	271	—	271
Residential MBS	—	3,587	255	3,842
Commercial MBS	—	2,361	10	2,371
All other corporate	10	9,744	382	10,136

Total AFS fixed maturities	252	19,517	731	20,500

Trading fixed maturities	—	394	1	395
Equity securities	629	129	21	779
Assets of managed investment entities (“MIE”)	125	2,413	53	2,591
Variable annuity assets (separate accounts) (a)	—	624	—	624
Other investments	—	113	—	113

Total assets accounted for at fair value	$1,006	$23,190	$806	$25,002

Liabilities:
Liabilities of managed investment entities	$108	$—	$2,322	$2,430
Derivatives in annuity benefits accumulated	—	—	299	299

Total liabilities accounted for at fair value	$108	$—	$2,621	$2,729

December 31, 2010
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$249	$218	$—	$467
States, municipalities and political subdivisions	—	2,919	20	2,939
Foreign government	—	278	—	278
Residential MBS	—	3,563	312	3,875
Commercial MBS	—	2,117	6	2,123
All other corporate	9	9,201	436	9,646

Total AFS fixed maturities	258	18,296	774	19,328

Trading fixed maturities	—	390	3	393
Equity securities	461	208	21	690
Assets of managed investment entities (“MIE”)	96	2,393	48	2,537
Variable annuity assets (separate accounts) (a)	—	616	—	616
Other investments	—	98	—	98

Total assets accounted for at fair value	$815	$22,001	$846	$23,662

Liabilities:
Liabilities of managed investment entities	$65	$—	$2,258	$2,323
Derivatives in annuity benefits accumulated	—	—	190	190

Total liabilities accounted for at fair value	$65	$—	$2,448	$2,513

(a)	Variable annuity liabilities equal the fair value of variable annuity assets.
During the second quarter of 2011, there were no significant transfers between Level 1 and Level 2. Approximately 3% of the total assets measured at fair value on June 30, 2011, were Level 3 assets. Approximately 33% of these assets were MBS whose fair values were determined primarily using non-binding broker quotes; the balance was primarily private placement debt securities whose fair values were determined internally using significant unobservable inputs, including the evaluation of underlying collateral and issuer creditworthiness, as well as certain Level 2 inputs such as comparable yields and multiples on similar publicly traded issues. The fair values of the liabilities of managed investment entities were determined using non-binding broker quotes, which were reviewed by AFG’s investment professionals.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities during the second quarter and first six months of 2011 and 2010 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total
		realized/unrealized
		gains (losses)
		included in
			Other
	Balance at		comp.	Purchases		Transfer	Transfer	Balance at
	March 31,	Net	income	and	Sales and	into	out of	June 30,
	2011	income	(loss)	issuances	Settlements	Level 3	Level 3	2011
AFS fixed maturities:
State and municipal	$21	$—	$—	$53	$—	$10	$—	$84
Residential MBS	271	—	(2)	17	(7)	—	(24)	255
Commercial MBS	9	—	—	—	—	1	—	10
All other corporate	424	1	6	46	(26)	2	(71)	382
Trading fixed maturities	1	—	—	—	—	—	—	1
Equity securities	21	—	—	—	—	—	—	21
Assets of MIE	54	—	—	9	(2)	2	(10)	53
Liabilities of MIE (*)	(2,316)	(10)	—	—	4	—	—	(2,322)
Embedded derivatives	(234)	(10)	—	(60)	5	—	—	(299)

(*)	Total realized/unrealized loss included in net income includes losses of $10 million related to liabilities outstanding as of June 30, 2011. See Note H — “Managed Investment Entities.”

		Total
		realized/unrealized
		gains (losses)
		included in
			Other	Purchases,
	Balance at		comp.	sales,	Transfer	Transfer	Balance at
	March 31,	Net	income	issuances and	into	out of	June 30,
	2010	income	(loss)	settlements	Level 3	Level 3	2010
AFS fixed maturities:
State and municipal	$6	$—	$1	($3)	$17	$—	$21
Residential MBS	372	1	10	(12)	2	(47)	326
Commercial MBS	6	—	—	—	—	—	6
All other corporate	356	(11)	9	42	46	(16)	426
Trading fixed maturities	4	—	—	—	—	(3)	1
Equity securities	24	—	—	—	—	—	24
Assets of MIE	100	1	—	(10)	7	(52)	46
Liabilities of MIE	(2,178)	16	—	10	—	—	(2,152)
Embedded derivatives	(131)	13	—	(10)	—	—	(128)

		Total
		realized/unrealized
		gains (losses)
		included in
			Other
	Balance at		comp.	Purchases		Transfer	Transfer	Balance at
	Dec. 31,	Net	income	and	Sales and	into	out of	June 30,
	2010	income	(loss)	issuances	Settlements	Level 3	Level 3	2011
AFS fixed maturities:
State and municipal	$20	$—	$1	$53	$—	$10	$—	$84
Residential MBS	312	1	(2)	17	(20)	7	(60)	255
Commercial MBS	6	—	—	—	—	4	—	10
All other corporate	436	(1)	6	91	(37)	24	(137)	382
Trading fixed maturities	3	—	—	—	—	—	(2)	1
Equity securities	21	—	2	—	(2)	—	—	21
Assets of MIE	48	(1)	—	16	(6)	8	(12)	53
Liabilities of MIE (*)	(2,258)	(72)	—	—	8	—	—	(2,322)
Embedded derivatives	(190)	(29)	—	(90)	10	—	—	(299)

(*)	Total realized/unrealized loss included in net income includes losses of $71 million related to liabilities outstanding as of June 30, 2011. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

			Total
			realized/unrealized
			gains (losses)
			included in
		Consolidate		Other	Purchases,
	Balance at	Managed		comp.	sales,	Transfer	Transfer	Balance at
	Dec. 31,	Inv.	Net	income	issuances and	into	out of	June 30,
	2009	Entities	income	(loss)	settlements	Level 3	Level 3	2010
AFS fixed maturities:
State and municipal	$23	$—	$—	$1	($3)	$17	($17)	$21
Residential MBS	435	—	2	11	6	2	(130)	326
Commercial MBS	—	—	—	—	6	—	—	6
All other corporate	311	(6)	(12)	8	87	69	(31)	426
Trading fixed maturities	1	—	—	—	4	—	(4)	1
Equity securities	25	—	—	(1)	—	—	—	24
Assets of MIE	—	90	5	—	(4)	7	(52)	46
Liabilities of MIE	—	(2,100)	(90)	—	38	—	—	(2,152)
Embedded derivatives	(113)	—	1	—	(16)	—	—	(128)
Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG’s financial instruments at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$1,629	$1,629	$1,099	$1,099
Fixed maturities	20,895	20,895	19,721	19,721
Equity securities	779	779	690	690
Mortgage loans	340	349	468	469
Policy loans	255	255	264	264
Other investments — derivatives	113	113	98	98
Assets of managed investment entities	2,591	2,591	2,537	2,537
Variable annuity assets (separate accounts)	624	624	616	616

Liabilities:
Annuity benefits accumulated(*)	$13,915	$13,512	$12,696	$12,233
Long-term debt	940	1,033	952	1,023
Liabilities of managed investment entities	2,430	2,430	2,323	2,323
Variable annuity liabilities (separate accounts)	624	624	616	616
Other liabilities — derivatives	18	18	14	14

(*)	Excludes life contingent annuities in the payout phase.
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
E.	Investments
Available for sale fixed maturities and equity securities at June 30, 2011, and December 31, 2010, consisted of the following (in millions):

	June 30, 2011				December 31, 2010
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
U.S. Government and government agencies	$391	$405	$14	$—	$453	$467	$15	$(1)
States, municipalities and political subdivisions	3,378	3,475	112	(15)	2,927	2,939	53	(41)
Foreign government	260	271	11	—	269	278	9	—
Residential MBS	3,735	3,842	224	(117)	3,781	3,875	222	(128)
Commercial MBS	2,183	2,371	190	(2)	1,972	2,123	153	(2)
All other corporate	9,470	10,136	693	(27)	9,088	9,646	602	(44)

Total fixed maturities	$19,417	$20,500	$1,244	$(161)	$18,490	$19,328	$1,054	$(216)

Common stocks	$407	$633	$231	$(5)	$312	$543	$232	$(1)

Perpetual preferred stocks	$142	$146	$8	$(4)	$146	$147	$6	$(5)

The non-credit related portion of other-than-temporary impairment charges are included in other comprehensive income (loss). Such charges taken for residential MBS still owned at June 30, 2011 and December 31, 2010, respectively were $238 million and $258 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	Less Than Twelve Months			Twelve Months or More
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost
June 30, 2011
Fixed maturities:
U.S. Government and government agencies	$—	$38	100%	$—	$—	—%
States, municipalities and political subdivisions	(12)	665	98%	(3)	46	94%
Foreign government	—	1	100%	—	—	—%
Residential MBS	(20)	629	97%	(97)	466	83%
Commercial MBS	(1)	102	99%	(1)	11	92%
All other corporate	(19)	1,066	98%	(8)	116	94%

Total fixed maturities	$(52)	$2,501	98%	$(109)	$639	85%

Common Stocks	$(5)	$47	90%	$—	$—	—%

Perpetual Preferred Stocks	$—	$5	100%	$(4)	$41	91%

December 31, 2010
Fixed maturities:
U.S. Government and government agencies	$(1)	$86	99%	$—	$—	—%
States, municipalities and political subdivisions	(38)	1,180	97%	(3)	40	93%
Foreign government	—	37	99%	—	—	—%
Residential MBS	(11)	412	97%	(117)	551	82%
Commercial MBS	(2)	83	98%	—	15	97%
All other corporate	(24)	1,020	98%	(20)	275	93%

Total fixed maturities	$(76)	$2,818	97%	$(140)	$881	86%

Common Stocks	$—	$21	99%	$(1)	$4	88%

Perpetual Preferred Stocks	$—	$22	98%	$(5)	$37	88%

At June 30, 2011 the gross unrealized losses on fixed maturities of $161 million relate to approximately 900 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 49% of the gross unrealized loss and 79% of the fair value.
Gross Unrealized Losses on MBS At June 30, 2011, gross unrealized losses on AFG’s residential MBS represented 73% of the total gross unrealized loss on fixed maturity securities (and 90% of the “twelve months or more”). Of the residential MBS that have been in an unrealized loss position (“impaired”) for 12 months or more (237 securities), approximately 35% of the unrealized losses and 51% of the fair value relate to investment grade rated securities. AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For the first six months of 2011, AFG recorded in earnings $34 million in other-than-temporary impairment charges related to its residential MBS.
Gross Unrealized Losses on All Other Corporates For the first six months of 2011, AFG recorded in earnings $2 million in other-than-temporary charges on “all other corporate” securities. Management concluded that no additional charges for other-than-temporary impairments were required based on many factors, including AFG’s ability and intent to hold the investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of historical and projected company-specific financial data, the outlook for industry sectors, and credit ratings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables progress the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income (loss) (in millions).

	2011	2010
Balance at March 31	$151	$122
Additional credit impairments on:
Previously impaired securities	22	4
Securities without prior impairments	4	3
Reductions — disposals	(6)	(8)

Balance at June 30	$171	$121

Balance at January 1	$143	$99
Additional credit impairments on:
Previously impaired securities	29	23
Securities without prior impairments	5	7
Reductions — disposals	(6)	(8)

Balance at June 30	$171	$121

The table below sets forth the scheduled maturities of available for sale fixed maturities as of June 30, 2011 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately 4 years at June 30, 2011.

	Amortized	Fair Value
Maturity	Cost	Amount	%
One year or less	$457	$471	2%
After one year through five years	5,154	5,475	27
After five years through ten years	5,904	6,287	31
After ten years	1,984	2,054	10

	13,499	14,287	70
MBS	5,918	6,213	30

Total	$19,417	$20,500	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at June 30, 2011 or December 31, 2010.

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

		Deferred Tax and
		Amounts Attributable
		to Noncontrolling
	Pre-tax	Interests	Net
June 30, 2011
Unrealized gain on:
Fixed maturity securities	$1,083	$(384)	$699
Equity securities	230	(81)	149
Deferred policy acquisition costs	(434)	152	(282)
Annuity benefits and other liabilities	6	(2)	4

	$885	$(315)	$570

December 31, 2010
Unrealized gain on:
Fixed maturity securities	$838	$(295)	$543
Equity securities	232	(82)	150
Deferred policy acquisition costs	(340)	118	(222)
Annuity benefits and other liabilities	6	(2)	4

	$736	$(261)	$475

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

			Mortgage Loans			Noncon-
	Fixed	Equity	and Other		Tax	trolling
	Maturities	Securities	Investments	Other(a)	Effects	Interests	Total
Quarter ended June 30, 2011
Realized before impairments	$11	$34	$(5)	$—	$(15)	$(1)	$24
Realized — impairments	(26)	—	(1)	6	8	—	(13)
Change in Unrealized	208	(15)	—	(70)	(44)	(2)	77

Quarter ended June 30, 2010
Realized before impairments	$35	$1	$(7)	$(2)	$(10)	$(1)	$16
Realized — impairments	(22)	—	(1)	7	6	—	(10)
Change in Unrealized	283	2	—	(110)	(62)	—	113

Six months ended June 30, 2011
Realized before impairments	$24	$35	$(7)	$(2)	$(18)	$(1)	$31
Realized — impairments	(37)	—	(4)	10	11	—	(20)
Change in Unrealized	245	(2)	—	(94)	(53)	(2)	94

Six months ended June 30, 2010
Realized before impairments	$69	$2	$(14)	$(5)	$(18)	$(1)	$33
Realized — impairments	(50)	—	(3)	16	13	—	(24)
Change in Unrealized	633	(3)	—	(257)	(131)	(2)	240

(a)	Primarily adjustments to deferred policy acquisition costs related to annuities.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Realized gains (losses) on securities includes net losses of less than $1 million in the second quarter and $3 million in the first six months of 2011 compared to net gains of $9 million and $26 million in the second quarter and first six months of 2010 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Six months ended
	June 30,
	2011	2010
Fixed maturities:
Gross gains	$29	$52
Gross losses	(2)	(9)

Equity securities:
Gross gains	36	2
Gross losses	—	—
F.	Derivatives
As discussed under “Derivatives” in Note A, AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.
The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		June 30, 2011		December 31, 2010
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$93	$—	$101	$—
Interest rate swaptions	Other investments	21	—	21	—
Indexed annuities (embedded derivative)	Annuity benefits accumulated	—	299	—	190
Equity index call options	Other investments	92	—	77	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	18	—	14

		$206	$317	$199	$204

The MBS with embedded derivatives consist primarily of interest-only MBS with interest rates that float inversely with short-term rates. AFG records the entire change in the fair value of these securities in earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.
AFG has entered into $1 billion notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring between 2012 and 2015) to mitigate interest rate risk in its annuity operations. AFG paid $29 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.
AFG’s indexed annuities, which represented 30% of annuity benefits accumulated at June 30, 2011, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
As discussed under “Reinsurance” in Note A, certain reinsurance contracts in AFG’s annuity and supplemental insurance business are considered to contain embedded derivatives.
The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the second quarter and first six months of 2011 and 2010 (in millions):

		Three months ended		Six months ended
		June 30,		June 30,
Derivative	Statement of Earnings Line	2011	2010	2011	2010
MBS with embedded derivatives	Realized gains	$—	$9	$(3)	$26
Interest rate swaptions	Realized gains	(5)	(6)	(7)	(14)
Indexed annuities (embedded derivative)	Annuity benefits	(10)	13	(29)	1
Equity index call options	Annuity benefits	2	(23)	20	(12)
Reinsurance contracts (embedded derivative)	Investment income	(4)	(5)	(4)	(10)

		$(17)	$(12)	$(23)	$(9)

G.	Deferred Policy Acquisition Costs
Deferred policy acquisition costs consisted of the following (in millions):

	June 30,	December 31,
	2011	2010
Property and casualty insurance	$331	$324
Annuity and supplemental insurance:
Policy acquisition costs	940	892
Policyholder sales inducements	208	204
Present value of future profits (“PVFP”)	153	164
Impact of unrealized gains and losses on securities	(434)	(340)

Total annuity and supplemental	867	920

	$1,198	$1,244

The PVFP amounts in the table above are net of $185 million and $174 million of accumulated amortization at June 30, 2011 and December 31, 2010, respectively. Amortization of the PVFP was $5 million in the second quarter and $11 million during the first six months of 2011 and $10 million in the second quarter and $16 million in the first six months of 2010, respectively.
H.	Managed Investment Entities
AFG is the investment manager and has investments ranging from 7.5% to 24.4% of the most subordinate debt tranche of six collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. Upon formation between 2004 and 2007, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in these entities receive residual income from the CLOs only after the CLOs pay operating expenses (including management fees to AFG), interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities. One of the CLOs is expected to be liquidated in August 2011, resulting in a reduction in assets and liabilities of managed investment entities of approximately $498 million and $480 million, respectively, and an $18 million reduction in appropriated retained earnings. The impact on net income attributable to shareholders is not expected to be material.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG’s maximum ultimate exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $19 million at June 30, 2011.
The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$(12)	$(31)	$17	$50
Liabilities	(10)	16	(72)	(90)
Management fees paid to AFG	5	4	8	8
CLO earnings (losses) attributable to:
AFG shareholders (b)	1	3	7	7
Noncontrolling interests (b)	(20)	(13)	(55)	(33)

(a)	Included in AFG’s “Revenues.”

(b)	Included in AFG’s “Operating earnings before income taxes.”
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $60 million and $69 million at June 30, 2011 and December 31, 2010. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $229 million and $301 million at those dates. The CLO assets include $6 million in loans at both June 30, 2011 and December 31, 2010, (aggregate unpaid principal balance of $18 million and $12 million, respectively) for which the CLOs are not accruing interest because the loans are in default.
I.	Goodwill and Other Intangibles
There were no changes in the goodwill balance of $186 million during the six months ended June 30, 2011. Included in other assets in AFG’s Balance Sheet is $43 million at June 30, 2011 and $49 million at December 31, 2010, in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $41 million and $35 million, respectively. Amortization of these intangibles was $3 million in the second quarter and $6 million during the first six months of both 2011 and 2010.
Other assets also include $8 million in non-amortizable intangible assets related to insurance licenses acquired in the acquisition of Vanliner in 2010.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
J.	Long-Term Debt
The carrying value of long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2011	2010
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
7% Senior Notes due September 2050	132	132
7-1/8% Senior Debentures due February 2034	115	115
Other	3	3

	600	600

Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112	112
7-1/4% Senior Debentures due January 2034	86	86
Notes payable secured by real estate due 2011 through 2016	65	65
Secured borrowings ($17 and $18 guaranteed by AFG)	35	41
National Interstate bank credit facility	22	20
American Premier 10-7/8% Subordinated Notes	—	8

	320	332

Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures due May 2033	20	20

	$940	$952

Scheduled principal payments on debt for the balance of 2011 and the subsequent five years were as follows: 2011 – $6 million; 2012 – $34 million; 2013 – $20 million; 2014 – $2 million; 2015 – $14 million and 2016 – $45 million.

As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	June 30,	December 31,
	2011	2010
Unsecured obligations	$840	$846
Obligations secured by real estate	65	65
Other secured borrowings	35	41

	$940	$952

AFG can borrow up to $500 million under its revolving credit facility which expires in August 2013. Amounts borrowed under this agreement bear interest at rates ranging from 1.75% to 3.00% (currently 2%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at June 30, 2011.

In May 2011, American Premier paid $8 million to redeem its outstanding 10-7/8% Subordinated Notes at maturity.

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

			Pension and
	Pretax	Foreign	Other			Accumulated
	Net Unrealized	Currency	Postretirement		Noncon-	Other
	Gains (Losses)	Translation	Plans	Tax	trolling	Comprehensive
	on Securities	Adjustment	Adjustment	Effects	Interests	Income (Loss)
Balance at December 31, 2010	$736 (a)	$9	$(13)	$(253)	$—	$479 (a)
Unrealized holding gains on securities arising during the period	179	—	—	(63)	(3)	113
Realized gains included in net income	(30)	—	—	10	1	(19)
Foreign currency translation gains	—	5	—	—	—	5
Other	—	—	1	—	—	1

Balance at June 30, 2011	$885 (a)	$14	$(12)	$(306)	$(2)	$579 (a)

Balance at December 31, 2009	$258	$1	$(13)	$(86)	$3	$163
Unrealized holding gains on securities arising during the period	405	—	—	(142)	(3)	260
Realized gains included in net income	(32)	—	—	11	1	(20)
Foreign currency translation losses	—	(1)	—	—	—	(1)
Other	(6)	—	1	1	—	(4)

Balance at June 30, 2010	$625	$—	$(12)	$(216)	$1	$398

(a)
Includes a net pretax unrealized gain of $1 million at June 30, 2011 compared to a net pretax unrealized loss of $17 million at December 31, 2010 ($11 million net of tax) related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

Stock Based Compensation Under AFG’s Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2011, AFG issued 131,955 shares of restricted Common Stock (fair value of $34.34 per share) and granted stock options for 1.1 million shares of Common Stock (at an average exercise price of $34.34) under the Stock Incentive Plan. In addition, AFG issued 188,302 shares of Common Stock (fair value of $33.99 per share) in the first quarter of 2011 under its Annual Co-CEO Equity Bonus Plan.

AFG uses the Black-Scholes option pricing model to calculate the “fair value” of its option grants. Expected volatility is based on historical volatility over a period equal to the expected term. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The weighted average fair value of options granted during 2011 was $12.49 per share based on the following assumptions: expected dividend yield – 1.9%; expected volatility – 38%; expected term – 7.3 years; risk-free rate – 3.04%.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5 million in the second quarter and $10 million during the first six months of both 2011 and 2010.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.	Income Taxes

Operating earnings before income taxes includes $20 million and $13 million in the second quarter of 2011 and 2010, respectively, and $55 million and $33 million in the first six months of 2011 and 2010, respectively, in non-deductible losses of managed investment entities attributable to noncontrolling interests, thereby increasing AFG’s effective tax rate.

There have been no material changes to AFG’s liability for uncertain tax positions, which is discussed in Note L - “Income Taxes,” to AFG’s 2010 Form 10-K.
M.	Contingencies

Except as discussed in Management’s Discussion and Analysis – “Special Asbestos and Environmental Reserve Charge,” there have been no significant changes to the matters discussed and referred to in Note M – “Contingencies” of AFG’s 2010 Form 10-K covering property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

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

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
JUNE 30, 2011

Assets:
Cash and investments	$358	$37	$—	$23,974	$(1)	$24,368
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,305	—	3,305
Agents’ balances and premiums receivable	—	—	—	705	—	705
Deferred policy acquisition costs	—	—	—	1,198	—	1,198
Assets of managed investment entities	—	—	—	2,591	—	2,591
Other assets	80	8	8	1,806	(16)	1,886
Investment in subsidiaries and affiliates	4,838	2,021	2,116	656	(9,631)	—

Total assets	$5,276	$2,066	$2,124	$34,235	$(9,648)	$34,053

Liabilities and Equity:
Unpaid losses and loss adjustment expenses and unearned premiums	$—	$—	$—	$7,900	$—	$7,900
Annuity, life, accident and health benefits and reserves	—	—	—	15,809	(1)	15,808
Liabilities of managed investment entities	—	—	—	2,430	—	2,430
Long-term debt	600	—	219	121	—	940
Other liabilities	204	20	112	2,159	(145)	2,350

Total liabilities	804	20	331	28,419	(146)	29,428

Total shareholders’ equity	4,472	2,046	1,793	5,663	(9,502)	4,472
Noncontrolling interests	—	—	—	153	—	153

Total liabilities and equity	$5,276	$2,066	$2,124	$34,235	$(9,648)	$34,053

DECEMBER 31, 2010

Assets:
Cash and investments	$412	$33	$—	$22,228	$(3)	$22,670
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,386	—	3,386
Agents’ balances and premiums receivable	—	—	—	535	—	535
Deferred policy acquisition costs	—	—	—	1,244	—	1,244
Assets of managed investment entities	—	—	—	2,537	—	2,537
Other assets	36	6	5	2,050	(15)	2,082
Investment in subsidiaries and affiliates	4,816	1,899	1,996	671	(9,382)	—

Total assets	$5,264	$1,938	$2,001	$32,651	$(9,400)	$32,454

Liabilities and Equity:
Unpaid losses and loss adjustment expenses and unearned premiums	$—	$—	$—	$7,947	$—	$7,947
Annuity, life, accident and health benefits and reserves	—	—	—	14,556	(1)	14,555
Liabilities of managed investment entities	—	—	—	2,323	—	2,323
Long-term debt	600	1	219	133	(1)	952
Other liabilities	194	19	110	1,888	(154)	2,057

Total liabilities	794	20	329	26,847	(156)	27,834

Total shareholders’ equity	4,470	1,918	1,672	5,654	(9,244)	4,470
Noncontrolling interests	—	—	—	150	—	150

Total liabilities and equity	$5,264	$1,938	$2,001	$32,651	$(9,400)	$32,454

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE THREE MONTHS ENDED JUNE 30, 2011

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$609	$—	$609
Life, accident and health premiums	—	—	—	107	—	107
Realized gains (losses)	—	—	—	20	(1)	19
Income (loss) of managed investment entities	—	—	—	4	—	4
Investment and other income	—	2	—	359	(7)	354
Equity in earnings of subsidiaries	118	40	48	—	(206)	—

Total revenues	118	42	48	1,099	(214)	1,093

Costs and Expenses:
Insurance benefits and expenses	—	—	—	886	—	886
Interest charges on borrowed money	16	—	7	4	(6)	21
Expenses of managed investment entities	—	—	—	18	—	18
Other operating and general expenses	15	6	1	79	(2)	99

Total costs and expenses	31	6	8	987	(8)	1,024

Operating earnings before income taxes	87	36	40	112	(206)	69
Provision (credit) for income taxes	32	12	14	46	(72)	32

Net earnings, including noncontrolling interests	55	24	26	66	(134)	37
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(18)	—	(18)

Net Earnings Attributable to Shareholders	$55	$24	$26	$84	$(134)	$55

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE THREE MONTHS ENDED JUNE 30, 2010

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$572	$—	$572
Life, accident and health premiums	—	—	—	113	—	113
Realized gains (losses)	—	—	—	11	—	11
Income (loss) of managed investment entities	—	—	—	8	—	8
Investment and other income	(1)	3	—	352	(6)	348
Equity in earnings of subsidiaries	187	41	47	—	(275)	—

Total revenues	186	44	47	1,056	(281)	1,052

Costs and Expenses:
Insurance benefits and expenses	—	—	—	774	—	774
Interest charges on borrowed money	13	—	7	4	(6)	18
Expenses of managed investment entities	—	—	—	14	—	14
Other operating and general expenses	7	3	1	74	3	88

Total costs and expenses	20	3	8	866	(3)	894

Operating earnings before income taxes	166	41	39	190	(278)	158
Provision (credit) for income taxes	58	15	14	67	(96)	58

Net earnings, including noncontrolling interests	108	26	25	123	(182)	100
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(8)	—	(8)

Net Earnings Attributable to Shareholders	$108	$26	$25	$131	$(182)	$108

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE SIX MONTHS ENDED JUNE 30, 2011

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$1,208	$—	$1,208
Life, accident and health premiums	—	—	—	217	—	217
Realized gains (losses)	—	—	—	17	(1)	16
Income (loss) of managed investment entities	—	—	—	(4)	—	(4)
Investment and other income	2	5	—	702	(14)	695
Equity in earnings of subsidiaries	278	89	105	—	(472)	—

Total revenues	280	94	105	2,140	(487)	2,132

Costs and Expenses:
Insurance benefits and expenses	—	—	—	1,704	—	1,704
Interest charges on borrowed money	32	—	13	8	(11)	42
Expenses of managed investment entities	—	—	—	36	—	36
Other operating and general expenses	32	9	2	146	(3)	186

Total costs and expenses	64	9	15	1,894	(14)	1,968

Operating earnings before income taxes	216	85	90	246	(473)	164
Provision (credit) for income taxes	78	30	32	104	(166)	78

Net earnings, including noncontrolling interests	138	55	58	142	(307)	86
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(52)	—	(52)

Net Earnings Attributable to Shareholders	$138	$55	$58	$194	$(307)	$138

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE SIX MONTHS ENDED JUNE 30, 2010

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$1,151	$—	$1,151
Life, accident and health premiums	—	—	—	228	—	228
Realized gains (losses)	—	—	—	15	—	15
Income (loss) of managed investment entities	—	—	—	5	—	5
Investment and other income	—	5	—	693	(11)	687
Equity in earnings of subsidiaries	379	81	96	—	(556)	—

Total revenues	379	86	96	2,092	(567)	2,086

Costs and Expenses:
Insurance benefits and expenses	—	—	—	1,535	—	1,535
Interest charges on borrowed money	27	—	13	7	(11)	36
Expenses of managed investment entities	—	—	—	23	—	23
Other operating and general expenses	21	7	3	156	—	187

Total costs and expenses	48	7	16	1,721	(11)	1,781

Operating earnings before income taxes	331	79	80	371	(556)	305
Provision (credit) for income taxes	117	28	28	139	(195)	117

Net earnings, including noncontrolling interests	214	51	52	232	(361)	188
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(26)	—	(26)

Net Earnings Attributable to Shareholders	$214	$51	$52	$258	$(361)	$214

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE SIX MONTHS ENDED JUNE 30, 2011

Operating Activities:
Net earnings, including noncontrolling interests	$138	$55	$58	$142	$(307)	$86
Adjustments:
Equity in net earnings of subsidiaries	(181)	(58)	(68)	—	307	—
Dividends from subsidiaries	190	—	—	—	(190)	—
Other operating activities, net	(18)	(1)	1	466	—	448

Net cash provided by (used in) operating activities	129	(4)	(9)	608	(190)	534

Investing Activities:
Purchases of investments, property and equipment	(25)	—	—	(2,529)	—	(2,554)
Returns of capital from (capital contributions to) subsidiaries	29	(10)	(1)	—	(18)	—
Proceeds from maturities and redemptions of investments	2	8	—	1,320	—	1,330
Proceeds from sales of investments, property and equipment	5	—	—	411	—	416
Managed investment entities:
Purchases of investments	—	—	—	(681)	—	(681)
Proceeds from sales and redemptions of investments	—	—	—	754	—	754
Other investing activities, net	—	—	—	(6)	—	(6)

Net cash provided by (used in) investing activities	11	(2)	(1)	(731)	(18)	(741)

Financing Activities:
Annuity receipts	—	—	—	1,578	—	1,578
Annuity surrenders, benefits and withdrawals	—	—	—	(636)	—	(636)
Additional long-term borrowings	—	—	—	2	—	2
Reductions of long-term debt	—	—	—	(14)	—	(14)
Managed investment entities’ retirement of liabilities	—	—	—	(8)	—	(8)
Issuances of Common Stock	16	—	—	—	—	16
Capital contributions from (returns of capital to) parent	—	8	10	(36)	18	—
Repurchases of Common Stock	(178)	—	—	—	—	(178)
Cash dividends paid	(34)	—	—	(190)	190	(34)
Other financing activities, net	—	—	—	11	—	11

Net cash provided by (used in) financing activities	(196)	8	10	707	208	737

Net change in cash and cash equivalents	(56)	2	—	584	—	530
Cash and cash equivalents at beginning of period	370	20	—	709	—	1,099

Cash and cash equivalents at end of period	$314	$22	$—	$1,293	$—	$1,629

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE SIX MONTHS ENDED JUNE 30, 2010

Operating Activities:
Net earnings, including noncontrolling interests	$214	$51	$52	$232	$(361)	$188
Adjustments:
Equity in net earnings of subsidiaries	(246)	(53)	(63)	—	362	—
Dividends from subsidiaries	204	—	16	—	(220)	—
Other operating activities, net	(61)	(2)	3	334	(1)	273

Net cash provided by (used in) operating activities	111	(4)	8	566	(220)	461

Investing Activities:
Purchases of investments, property and equipment	(3)	—	—	(2,565)	—	(2,568)
Returns of capital from (capital contributions to) subsidiaries	(8)	8	—	—	—	—
Proceeds from maturities and redemptions of investments	—	4	—	993	—	997
Proceeds from sales of investments, property and equipment	—	—	—	941	—	941
Managed investment entities:
Purchases of investments	—	—	—	(394)	—	(394)
Proceeds from sales and redemptions of investments	—	—	—	441	—	441
Other investing activities, net	—	—	—	(124)	—	(124)

Net cash provided by (used in) investing activities	(11)	12	—	(708)	—	(707)

Financing Activities:
Annuity receipts	—	—	—	945	—	945
Annuity surrenders, benefits and withdrawals	—	—	—	(617)	—	(617)
Additional long-term borrowings	—	—	—	30	—	30
Reductions of long-term debt	—	—	—	(6)	—	(6)
Managed investment entities’ retirement of liabilities	—	—	—	(39)	—	(39)
Issuances of Common Stock	11	—	—	—	—	11
Capital contributions from (returns of capital to) parent	—	8	(8)	—	—	—
Repurchases of Common Stock	(151)	—	—	—	—	(151)
Cash dividends paid	(31)	—	—	(220)	220	(31)
Other financing activities, net	(2)	—	—	(3)	—	(5)

Net cash provided by (used in) financing activities	(173)	8	(8)	90	220	137

Net change in cash and cash equivalents	(73)	16	—	(52)	—	(109)
Cash and cash equivalents at beginning of period	197	12	—	911	—	1,120

Cash and cash equivalents at end of period	$124	$28	$—	$859	$—	$1,011

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued
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

Net earnings attributable to AFG’s shareholders for the second quarter and first six months of 2011 were $55 million ($.52 per share, diluted) and $138 million ($1.31 per share diluted), respectively, compared to $108 million ($.97 per share, diluted) and $214 million ($1.90 per share, diluted) reported in the same periods of 2010. Improved operating results in the annuity and supplemental insurance group were more than offset by a second quarter 2011 special charge to strengthen reserves for asbestos and other environmental exposures, primarily within the property and casualty run-off operations, and lower underwriting profit and investment income in the on-going property and casualty insurance operations.

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
For a discussion of these policies, see Management’s Discussion and Analysis – “Critical Accounting Policies” in AFG’s 2010 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued
LIQUIDITY AND CAPITAL RESOURCES

Ratios AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	June 30,	December 31,
	2011	2010	2009
Long-term debt	$940	$952	$828
Total capital	5,002	5,050	4,698
Ratio of debt to total capital:
Including debt secured by real estate	18.8%	18.9%	17.6%
Excluding debt secured by real estate	17.7%	17.8%	16.4%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.76 for the six months ended June 30, 2011 and 2.41 for the entire year of 2010. Excluding annuity benefits, this ratio was 5.42 and 9.09, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in August 2013. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2011. In September 2010, AFG issued $132 million of 7% Senior Notes due 2050.

During the first six months of 2011, AFG repurchased 5.2 million shares of its Common Stock for $178 million. In addition, in July 2011, AFG repurchased 534,800 shares of its Common Stock for $18 million. During 2010, AFG repurchased 10.3 million shares of its Common Stock for $292 million.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued

Subsidiary Liquidity Great American Life Insurance Company (“GALIC”), a wholly-owned annuity and supplemental insurance subsidiary, became a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) in 2009. The FHLB makes loans and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds borrowed. GALIC’s $17 million investment in FHLB capital stock at June 30, 2011 is included in other investments at cost. Membership in the FHLB provides the annuity and supplemental insurance operations with a substantial additional source of liquidity. No funds have been borrowed from the FHLB.

National Interstate, a 52%-owned property and casualty insurance subsidiary, can borrow up to $75 million, subject to certain conditions, under an unsecured credit agreement expiring in December 2012. Amounts borrowed bear interest at rates ranging from .45% to .9% (currently .65%) over LIBOR based on National Interstate’s credit rating. There was $22 million outstanding under this agreement at June 30, 2011.

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

Investments AFG’s investment portfolio at June 30, 2011, contained $20.5 billion in “Fixed maturities” classified as available for sale and $779 million in “Equity securities,” all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $395 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at June 30, 2011 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$20,895
Pretax impact on fair value of 100 bps increase in interest rates	$(919)
Pretax impact as % of total fixed maturity portfolio	(4.4%)

Approximately 91% of the fixed maturities held by AFG at June 30, 2011, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued

MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.

Summarized information for AFG’s MBS (including those classified as trading) at June 30, 2011, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 4 and 5 years, respectively.

					% Rated
	Amortized		Fair Value as	Unrealized	Investment
Collateral type	Cost	Fair Value	% of Cost	Gain (Loss)	Grade
Residential:
Agency-backed	$405	$421	104%	$16	100%
Non-agency prime	2,066	2,167	105	101	75
Alt-A	728	718	99	(10)	52
Subprime	549	546	99	(3)	32
Commercial	2,221	2,409	108	188	100
Other	24	27	113	3	48

	$5,993	$6,288	105%	$295	80%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At June 30, 2011, 98% (based on statutory carrying value of $5.9 billion) of AFG’s MBS securities had an NAIC designation of 1 or 2.

Municipal bonds represented approximately 17% of AFG’s fixed maturity portfolio at June 30, 2011. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At June 30, 2011, approximately 75% of the municipal bond portfolio was held in revenue bonds, with the remaining 25% held in general obligation bonds. State general obligation securities of California, Illinois, New Jersey and New York collectively represented only 2% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2011, is shown in the following table (dollars in millions). Approximately $274 million of available for sale “Fixed maturities” and $34 million of “Equity securities” had no unrealized gains or losses at June 30, 2011.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$17,086	$3,140
Amortized cost of securities	$15,842	$3,301
Gross unrealized gain (loss)	$1,244	$(161)
Fair value as % of amortized cost	108%	95%
Number of security positions	3,550	893
Number individually exceeding $2 million gain or loss	106	2
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$414	$(119)
States and municipalities	112	(15)
Banks, savings and credit institutions	104	(7)
Gas and electric services	133	(2)
Percentage rated investment grade	94%	79%

Equity Securities
Fair value of securities	$652	$93
Cost of securities	$413	$102
Gross unrealized gain (loss)	$239 (*)	$(9)
Fair value as % of cost	158%	91%
Number of security positions	120	32
Number individually exceeding $2 million gain or loss	12	—
(*)	Includes $138 million on AFG’s investment in Verisk Analytics, Inc.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2011, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	3%	1%
After one year through five years	30	11
After five years through ten years	31	29
After ten years	8	21

	72	62

Mortgage-backed securities (average life of approximately four years)	28	38

	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued
The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at June 30, 2011
Securities with unrealized gains:
Exceeding $500,000 (719 issues)	$8,934	$903	111%
$500,000 or less (2,831 issues)	8,152	341	104

	$17,086	$1,244	108%

Securities with unrealized losses:
Exceeding $500,000 (84 issues)	$451	$(79)	85%
$500,000 or less (809 issues)	2,689	(82)	97

	$3,140	$(161)	95%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
Securities with Unrealized	Fair	Unrealized	% of Cost
Losses at June 30, 2011	Value	Loss	Basis

Investment grade fixed maturities with losses for:
Less than one year (469 issues)	$2,134	$(41)	98%
One year or longer (143 issues)	346	(38)	90

	$2,480	$(79)	97%

Non-investment grade fixed maturities with losses for:
Less than one year (128 issues)	$368	$(12)	97%
One year or longer (153 issues)	292	(70)	81

	$660	$(82)	89%

Common equity securities with losses for:
Less than one year (17 issues)	$47	$(5)	90%
One year or longer (4 issues)	—	—	—

	$47	$(5)	90%

Perpetual preferred equity securities with losses for:
Less than one year (1 issue)	$5	$—	100%
One year or longer (10 issues)	41	(4)	91

	$46	$(4)	92%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued

When a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors as detailed in AFG’s 2010 Form 10-K under Management’s Discussion and Analysis – “Investments.”

Based on its analysis, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability and intent to hold the securities until they recover in value and, at June 30, 2011, had no intent to sell them. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.

Uncertainties Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. AFG has conducted comprehensive studies of its asbestos and environmental reserves with the aid of outside actuarial and engineering firms and specialty outside counsel every two years with an in-depth internal review during the intervening years. The outcome of the 2011 study with the assistance of outside firms is included in AFG’s second quarter results. See “Results of Operations” – “Special Asbestos and Environmental Reserve Charge” below and Management’s Discussion and Analysis – “Uncertainties” in AFG’s 2010 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued
MANAGED INVESTMENT ENTITIES

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

CONDENSED CONSOLIDATING BALANCE SHEET

		Managed
	Before CLO	Investment	Consol.		Consolidated
	Consolidation	Entities	Entries		As Reported
June 30, 2011
Assets:
Cash and other investments	$24,387	$—	$(19	)(a)	$24,368
Assets of managed investment entities	—	2,591	—		2,591
Other assets	7,094	—	—		7,094

Total assets	$31,481	$2,591	$(19)		$34,053

Liabilities:
Unpaid losses, loss adjustment expenses and unearned premiums	$7,900	$—	$—		$7,900
Annuity, life, accident and health benefits and reserves	15,808	—	—		15,808
Liabilities of managed investment entities	—	2,449	(19	)(a)	2,430
Long-term debt and other liabilities	3,290	—	—		3,290

Total liabilities	26,998	2,449	(19)		29,428

Shareholders’ Equity:
Common Stock and Capital surplus	1,239	—	—		1,239
Retained earnings:
Appropriated – managed investment entities	—	142	—		142
Unappropriated	2,512	—	—		2,512
Accumulated other comprehensive income	579	—	—		579

Total shareholders’equity	4,330	142	—		4,472
Noncontrolling interests	153	—	—		153

Total equity	4,483	142	—		4,625

Total liabilities and equity	$31,481	$2,591	$(19)		$34,053

December 31, 2010
Assets:
Cash and other investments	$22,687	$—	$(17	)(a)	$22,670
Assets of managed investment entities	—	2,537	—		2,537
Other assets	7,247	—	—		7,247

Total assets	$29,934	$2,537	$(17)		$32,454

Liabilities:
Unpaid losses, loss adjustment expenses and unearned premiums	$7,947	$—	$—		$7,947
Annuity, life, accident and health benefits and reserves	14,555	—	—		14,555
Liabilities of managed investment entities	—	2,340	(17	)(a)	2,323
Long-term debt and other liabilities	3,009	—	—		3,009

Total liabilities	25,511	2,340	(17)		27,834

Shareholders’ equity:
Common Stock and Capital surplus	1,271	—	—		1,271
Retained earnings:
Appropriated – managed investment entities	—	197	—		197
Unappropriated	2,523	—	—		2,523
Accumulated other comprehensive income	479	—	—		479

Total shareholders’ equity	4,273	197	—		4,470
Noncontrolling interests	150	—	—		150

Total equity	4,423	197	—		4,620

Total liabilities and equity	$29,934	$2,537	$(17)		$32,454

(a)	Elimination of the fair value of AFG’s investment in CLOs.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

		Managed
	Before CLO	Investment	Consol.		Consolidated
	Consolidation(a)	Entities	Entries		As Reported
Six months ended June 30, 2011
Revenues:
Insurance premiums	$1,425	$—	$—		$1,425
Investment income	606	—	—		606
Realized gains (losses) on securities	26		(7	)(b)	19
Realized gains (losses) on subsidiaries	(3)	—	—		(3)
Income (loss) of managed investment entities:
Investment income	—	51	—		51
Loss on change in fair value of assets/liabilities	—	(57)	2	(b)	(55)
Other income	97	—	(8	)(c)	89

Total revenues	2,151	(6)	(13)		2,132

Costs and Expenses:
Insurance benefits and expenses	1,704	—	—		1,704
Expenses of managed investment entities	—	49	(13	)(b)(c)	36
Interest on borrowed money and other expenses	228	—	—		228

Total costs and expenses	1,932	49	(13)		1,968

Operating earnings before income taxes	219	(55)	—		164
Provision for income taxes	78	—	—		78

Net earnings, including noncontrolling interests	141	(55)	—		86
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	(55	)(d)	(52)

Net Earnings Attributable to Shareholders	$138	$(55)	$55		$138

Six months ended June 30, 2010
Revenues:
Insurance premiums	$1,379	$—	$—		$1,379
Investment income	589	—	—		589
Realized gains (losses) on securities	22	—	(7	)(b)	15
Income (loss) of managed investment entities:
Investment income	—	45	—		45
Loss on change in fair value of assets/liabilities	—	(45)	5	(b)	(40)
Other income	106	—	(8	)(c)	98

Total revenues	2,096	—	(10)		2,086

Costs and Expenses:
Insurance benefits and expenses	1,535	—	—		1,535
Expenses of managed investment entities	—	33	(10	)(b)(c)	23
Interest on borrowed money and other expenses	223	—	—		223

Total costs and expenses	1,758	33	(10)		1,781

Operating earnings before income taxes	338	(33)	—		305
Provision for income taxes	117	—	—		117

Net earnings, including noncontrolling interests	221	(33)	—		188
Less: Net earnings (loss) attributable to noncontrolling interests	7	—	(33	)(d)	(26)

Net Earnings Attributable to Shareholders	$214	$(33)	$33		$214

(a)
Includes $7 million for each of the first six months of both 2011 and 2010 in realized gains representing the change in fair value of AFG’s CLO investments plus $8 million for each of the same periods in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $5 million and $2 million for the first six months of 2011 and 2010, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued
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

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Core net operating earnings	$81	$102	$167	$205
Special asbestos and environmental (“A&E”) charge(*)	(38)	—	(38)	—
Realized gains (*)	12	6	9	9

Net earnings attributable to shareholders	$55	$108	$138	$214

Diluted per share amounts:
Core net operating earnings	$.78	$.91	$1.59	$1.82
Special asbestos and environmental charge	(.37)	—	(.37)	—
Realized gains	.11	.06	.09	.08

Net earnings attributable to shareholders	$.52	$.97	$1.31	$1.90

(*)	The tax effects of reconciling items are shown below (in millions):

Special A&E charge	$21	$—	$21	$—
Realized gains	(7)	(4)	(7)	(5)
In addition, realized gains(losses) are shown net of noncontrolling interests of $1 million for both the second quarter and first six months of 2010.

Net earnings attributable to shareholders and core net operating earnings decreased in the second quarter and first six months of 2011 compared to the same periods in 2010 as improved results in the annuity and supplemental insurance operations were more than offset by a decline in Specialty property and casualty underwriting results and lower property and casualty investment income. Net earnings attributable to shareholders in 2011 was also impacted by the second quarter special A&E charge.

Property and Casualty Insurance – Underwriting AFG reports its Specialty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company’s performance. See Note C – “Segments of Operations” for the detail of AFG’s operating profit by significant business segment.

Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses, loss adjustment expenses, underwriting expenses and policyholder dividends to premiums. A combined ratio under 100% indicates an underwriting profit. The combined ratio does not reflect investment income, other income or federal income taxes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued
Premiums, combined ratios and prior year development for AFG’s property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross Written Premiums
Property and transportation	$496	$364	$814	$641
Specialty casualty	323	316	642	663
Specialty financial	129	128	245	250
Other	1	3	1	1

	$949	$811	$1,702	$1,555

Net Written Premiums
Property and transportation	$346	$246	$600	$462
Specialty casualty	211	211	425	449
Specialty financial	96	104	194	202
Other	16	14	34	28

	$669	$575	$1,253	$1,141

Combined Ratios
Property and transportation	99.8%	96.0%	93.6%	90.5%
Specialty casualty	90.2	89.5	94.7	90.5
Specialty financial	86.6	74.0	89.1	78.8
Total Specialty	93.6	88.1	93.0	87.5
Aggregate (including discontinued lines)	101.8%	89.1%	97.1%	88.4%

Favorable (Unfavorable) Prior Year Development
Property and transportation	$4	$15	$26	$24
Specialty casualty	27	31	27	50
Specialty financial	4	13	—	23
Other specialty	2	3	5	10

	37	62	58	107

Other (primarily asbestos and environmental charges)	(50)	(5)	(50)	(11)

	$(13)	$57	$8	$96

The overall increases in gross and net written premiums in the second quarter and first six months of 2011 compared to the 2010 periods resulted from increased premiums in the property and transportation segment, reflecting the impact of higher spring commodity prices on the crop business and National Interstate’s third quarter 2010 acquisition of Vanliner. Overall average renewal rates for the second quarter and first six months of 2011 were flat when compared to the same 2010 periods.

The Specialty insurance operations generated an underwriting profit of $39 million in the 2011 second quarter compared to $68 million in the second quarter of 2010. The reduced profit in 2011 is primarily the result of a $25 million decrease in favorable reserve development, which was partially offset by lower catastrophe losses. Catastrophe losses were $23 million compared to $34 million in the 2010 second quarter. Underwriting profit for the Specialty insurance operations for the first six months of 2011 was $85 million compared to $145 million in the comparable 2010 period. This difference was primarily the result of lower favorable reserve development.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued

Property and transportation gross and net written premiums for the second quarter and first six months of 2011 were higher than the 2010 periods as a result of additional premiums from the Vanliner acquisition as well as the impact of higher spring commodity prices on crop premiums. This group reported a small underwriting profit in the second quarter of 2011 compared to an underwriting profit of $8 million in the second quarter of 2010. This decrease is attributable to lower favorable reserve development, particularly in the inland marine and crop insurance operations, and slightly lower earnings in the agricultural businesses, which was partially offset by lower catastrophe losses. The $18 million in catastrophe losses recorded by this group in the second quarter of 2011 as a result of the April and May tornados was $12 million lower than losses in the comparable 2010 period. Underwriting profit in the first six months of 2011 decreased approximately $7 million from the comparable 2010 period. The largest businesses in this group produced solid underwriting profit margins through the first six months of 2011.

Specialty casualty gross written premiums were up slightly and net written premiums were flat for the 2011 second quarter when compared to the second quarter of 2010. Gross and net written premiums decreased for the first six months of 2011 when compared to the 2010 period. The non-renewal of two major programs that did not meet management’s return thresholds and a decision to exit the excess workers’ compensation business resulted in lower premiums in both periods. This group reported an underwriting profit of $21 million in the second quarter of 2011, slightly lower than the second quarter of 2010. Increased underwriting profit in the excess and surplus businesses and higher favorable development in the run-off legal professional liability business were more than offset by lower underwriting profits in the Marketform, executive liability and general liability operations. Underwriting profit in the first six months of 2011 decreased approximately $18 million from the comparable 2010 period. Lower underwriting profit in a block of program business and lower favorable reserve development were partially offset by improved results in the excess and surplus lines. Most businesses in this group produced strong underwriting profit margins through the first six months of 2011.

Specialty financial gross written premiums for the second quarter and first six months of 2011 were impacted by lower premiums from the run-off of automotive-related business and lower premiums in the financial institutions business, partially offset by higher premiums in the trade credit and international operations. Net written premiums decreased for the second quarter and first six months of 2011 when compared to 2010 periods as higher premiums in the trade credit operations were more than offset by lower premiums in the fidelity and crime and financial institutions businesses. This group reported underwriting profits of $13 million in the second quarter and $23 million in the first six months of 2011 compared to $33 million and $54 million in the same 2010 periods. The absence of favorable development related to the run-off automobile residual value insurance operations and higher catastrophe losses in the financial institutions business contributed to these lower results. Almost all lines of business in this group produced strong underwriting profit margins through the first six months of 2011.

Special Asbestos and Environmental Reserve Charge AFG recently completed the previously announced comprehensive study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty group and its exposures related to former railroad and manufacturing operations and sites.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued

As a result of the study, AFG recorded a $50 million special charge (net of reinsurance) to increase the property and casualty group’s asbestos reserves by $28 million and its environmental reserves by $22 million. At June 30, 2011, the property and casualty group’s A&E reserves were $382 million, net of reinsurance recoverables. At that date, AFG’s three year survival ratio was 18.0 times paid losses for the asbestos reserves and 12.3 times paid losses for the total A&E reserves. Excluding amounts associated with the settlements of asbestos related coverage litigation for A.P. Green Industries (see “Legal Proceedings” in AFG’s 2010 Form 10-K) and another large claim, AFG’s three year survival ratio was 11.5 and 8.8 times paid losses for the asbestos reserves and total A&E reserves, respectively. These ratios compare favorably with A.M. Best’s most recent report on A&E survival ratios (February 2011) which were 8.3 for asbestos and 7.7 for total industry A&E reserves.

The property and casualty group’s asbestos reserve increase related primarily to exposures on business assumed from other insurers resulting from an increase in anticipated aggregate exposures in several large settlements involving several insurers in which AFG has a small proportionate share. Some insurers have settled long-standing asbestos exposures with their insureds and are seeking payment from reinsurers. Asbestos reserves related to the property and casualty group’s direct asbestos exposures were increased to reflect higher frequency and severity of mesothelioma and other cancer claims as well as increased defense costs on many of these claims. These trends were partially offset by a decline in the number of claims without serious injury and fewer new claims that required payment being reported to AFG. The increase in the property and casualty group’s environmental reserves was attributed primarily to a small number of increases on specific environmental claims at several sites.

In addition to the property and casualty group, the study encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. As a result of the study, AFG recorded a $9 million special charge (included in other expenses) to increase its (i) asbestos reserves by $3 million in recognition of a higher number of expected mesothelioma and lung cancer cases than had previously been estimated, partially offset by a decrease in the number of claims without serious injury and (ii) environmental reserves by $6 million due primarily to higher estimated costs with respect to several existing sites. At June 30, 2011, AFG had liabilities totaling $101 million for environmental and personal injury claims associated with its former railroad and manufacturing operations.

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

Annuity and Supplemental Insurance Operations Operating earnings before income taxes of the annuity and supplemental insurance segment increased $10 million (22%) in the second quarter and $18 million (20%) for the first six months of 2011 compared to the 2010 periods, due primarily to higher earnings in the fixed annuity operations, especially the bank distribution channels, as well as higher earnings in the supplemental health insurance operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued
Statutory Annuity Premiums The following table summarizes AFG’s annuity sales (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
403(b) Fixed and Indexed Annuities:
First Year	$5	$9	$11	$20
Renewal	46	45	88	87
Single Sum	18	26	35	51

Subtotal	69	80	134	158

Non-403(b) Indexed Annuities	454	151	711	283
Non-403(b) Fixed Annuities	62	157	122	259
Bank Annuities – Direct	115	142	215	196
Bank Annuities – Indirect	190	10	361	10
Variable Annuities	16	19	35	39

Total Annuity Premiums	$906	$559	$1,578	$945

“Bank Annuities – Direct” represent premiums generated by financial institutions appointed and serviced directly by AFG. “Bank Annuities – Indirect” represent premiums generated through banks by independent agents or brokers.

The increase in annuity premiums for the second quarter and first six months of 2011 compared to the same periods in 2010 is attributable to higher sales through the bank distribution channels and increased sales of indexed annuities in the non-403(b) single premium market. Higher sales in the bank channels reflect primarily “indirect” bank sales by one agent through Regions Bank; this relationship did not exist until late in the second quarter of 2010. Increased sales of indexed annuities reflects the industry trend towards indexed annuities and away from traditional fixed annuities, as well as AFG’s introduction of new indexed products and features.

Life, Accident and Health Premiums and Benefits The following table summarizes AFG’s life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Premiums
Supplemental insurance operations
First year	$10	$17	$21	$38
Renewal	92	90	184	177
Life operations (in run-off)	5	6	12	13

	$107	$113	$217	$228

Benefits
Supplemental insurance operations	$78	$83	$164	$169
Life operations (in run-off)	11	10	21	20

	$89	$93	$185	$189

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued

Investment Income The $12 million and $17 million increases in investment income for the second quarter and first six months of 2011, respectively, compared to the same periods in 2010 reflects higher average invested assets, primarily related to growth in the annuity business, partially offset by lower yields on fixed maturity investments. Investment income includes $7 million and $15 million in the second quarter and first six months of 2011 and $18 million and $44 million in the second quarter and first six months of 2010 of interest income earned on interest-only and similar MBS, primarily non-agency interest-only securities with interest rates that float inversely with short-term rates.

Over the past couple of years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield.

Realized Gains (Losses) on Securities Net realized gains (losses) on securities consisted of the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Realized gains (losses) before impairments:
Disposals	$46	$26	$63	$45
Change in the fair value of derivatives	(6)	3	(11)	12
Adjustments to annuity deferred policy acquisition costs and related items	—	(2)	(2)	(5)

	40	27	50	52

Impairment charges:
Securities	(27)	(23)	(41)	(53)
Adjustments to annuity deferred policy acquisition costs and related items	6	7	10	16

	(21)	(16)	(31)	(37)

	$19	$11	$19	$15

The change in fair value of derivatives includes net losses of less than $1 million in the second quarter and $3 million in the first six months of 2011 and net gains of $9 million and $26 million in the second quarter and first six months of 2010 from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note F – “Derivatives.”

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

The $7 million and $15 million increases in annuity benefits in the second quarter and first six months of 2011 compared to the 2010 periods reflect growth in the annuity business, partially offset by the impact of lower average crediting rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued

Annuity and Supplemental Insurance Acquisition Expenses Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and life business deferred policy acquisition costs (“DPAC”) as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired (“PVFP”). The $2 million decrease in annuity and supplemental insurance acquisition expenses for the second quarter of 2011 compared to the 2010 quarter reflects the unfavorable impact of poor stock market performance on variable annuities in the 2010 quarter and lower acquisition expenses in the supplemental business in the 2011 quarter, partially offset by the impact of growth in the fixed annuity business.

The vast majority of the annuity and supplemental insurance group’s DPAC asset relates to its annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future. If the current interest rate environment persists through the end of the year, AFG may be required to write-off DPAC related to its fixed annuity business. Any such write-off is not expected to have a material impact on AFG’s net earnings for the year.

Interest Charges on Borrowed Money Interest expense increased $3 million (17%) for the second quarter and $6 million (17%) during the first six months of 2011 compared to the same periods of 2010 reflecting AFG’s issuance of $132 million of 7% Senior Notes in September 2010.

Other Operating and General Expenses Other operating and general expenses for 2011 include a $9 million second quarter special charge to increase liabilities related to asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the study that resulted in the A&E charge, see “Special Asbestos and Environmental Reserve Charge” under Results of Operations – “Property and Casualty Insurance - Underwriting.” For the six month period, the A&E charge was offset by the impact of a $10 million recovery in the first quarter of 2011 on a prior property and casualty extracontractual obligation claim.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations – Continued

In June 2011, the FASB issued Accounting Standards Update 2011-05, which eliminates the option to report other comprehensive income in the statement of changes in equity. Instead, the guidance requires that all other comprehensive income (non-owner changes in shareholders’ equity) be presented either in a single continuous statement of comprehensive income, which would contain net income and other comprehensive income sections and replace the statement of earnings, or in a separate statement of other comprehensive income immediately following the statement of earnings. The guidance is effective January 1, 2012, with retrospective application required. The guidance relates solely to the presentation of other comprehensive income and therefore does not change the measurement of net income, other comprehensive income or earnings per share. Accordingly, the adoption of this guidance will have no impact on AFG’s results of operations or financial position.

ITEM 3
Quantitative and Qualitative Disclosure of Market Risk
As of June 30, 2011, there were no material changes to the information provided in Item 7A - “Quantitative and Qualitative Disclosure of Market Risk” of AFG’s 2010 Form 10-K.
ITEM 4
Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, AFG’s internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first six months of 2011 as follows:

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs (a)

First Quarter	2,457,721	$34.04	2,457,721	10,250,706

April	50,386	$34.37	50,386	10,200,320

May	1,095,735	$35.15	1,095,735	9,104,585

June	1,564,000	$34.55	1,564,000	7,540,585

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in August 2010 and February 2011.
ITEM 6
Exhibits

Number		Exhibit Description

12		Computation of ratios of earnings to fixed charges.

31	(a)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

31	(c)	Certification of the Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

32		Certification of the Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002.

101		The following financial information from American Financial Group’s Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Balance Sheet
(ii) Consolidated Statement of Earnings
(iii) Consolidated Statement of Changes in Equity
(iv) Consolidated Statement of Changes in Cash Flows
(v) Notes to Consolidated Financial Statements

AMERICAN FINANCIAL GROUP, INC. 10-Q
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

American Financial Group, Inc.
August 8, 2011	BY:	/s/ Keith A. Jensen
Keith A. Jensen
Senior Vice President (principal financial and accounting officer)