Form 10-Q
period 2011-09-30
AMERICAN FINANCIAL GROUP INC
filed 2011-11-08
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the Registrant is a shell company. Yes ☐ No ☑
As of November 1, 2011, there were 98,728,074 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

Page
Part I — Financial Information

Item 1 — Financial Statements:

Consolidated Balance Sheet	2

Consolidated Statement of Earnings	3

Consolidated Statement of Changes in Equity	4

Consolidated Statement of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3 — Quantitative and Qualitative Disclosure of Market Risk	52

Item 4 — Controls and Procedures	52

Part II — Other Information

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6 — Exhibits	53

Signatures	54

Exhibit 12
Exhibit 31(a)
Exhibit 31(b)
Exhibit 31(c)
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars In Millions)

	September 30,	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$991	$1,099
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $20,297 and $18,490)	21,552	19,328
Fixed maturities, trading at fair value	441	393
Equity securities, at fair value (cost — $775 and $458)	930	690
Mortgage loans	384	468
Policy loans	253	264
Real estate and other investments	403	428

Total cash and investments	24,954	22,670

Recoverables from reinsurers	2,908	2,964
Prepaid reinsurance premiums	570	422
Agents’ balances and premiums receivable	866	535
Deferred policy acquisition costs	1,127	1,244
Assets of managed investment entities	2,439	2,537
Other receivables	797	674
Variable annuity assets (separate accounts)	515	616
Other assets	768	606
Goodwill	186	186

Total assets	$35,130	$32,454

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$6,485	$6,413
Unearned premiums	1,764	1,534
Annuity benefits accumulated	14,788	12,905
Life, accident and health reserves	1,695	1,650
Payable to reinsurers	651	320
Liabilities of managed investment entities	2,229	2,323
Long-term debt	937	952
Variable annuity liabilities (separate accounts)	515	616
Other liabilities	1,446	1,121

Total liabilities	30,510	27,834

Shareholders’ equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 98,506,233 and 105,168,366 shares outstanding	99	105
Capital surplus	1,114	1,166
Retained earnings:
Appropriated — managed investment entities	150	197
Unappropriated	2,539	2,523
Accumulated other comprehensive income, net of tax	563	479

Total shareholders’ equity	4,465	4,470

Noncontrolling interests	155	150

Total equity	4,620	4,620

Total liabilities and equity	$35,130	$32,454

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Property and casualty insurance premiums	$835	$736	$2,043	$1,887
Life, accident and health premiums	107	112	324	340
Investment income	310	296	916	885
Realized gains (losses) on:
Securities (*)	8	57	27	72
Subsidiaries	—	(22)	(3)	(22)
Income (loss) of managed investment entities:
Investment income	27	23	78	68
Gain (loss) on change in fair value of assets/liabilities	1	(4)	(54)	(44)
Other income	47	57	136	155

Total revenues	1,335	1,255	3,467	3,341

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	549	446	1,303	1,052
Commissions and other underwriting expenses	230	222	649	633
Annuity benefits	142	114	383	340
Life, accident and health benefits	90	90	275	279
Annuity and supplemental insurance acquisition expenses	48	47	153	150
Interest charges on borrowed money	21	21	63	57
Expenses of managed investment entities	17	15	53	38
Other operating and general expenses	83	92	269	279

Total costs and expenses	1,180	1,047	3,148	2,828

Operating earnings before income taxes	155	208	319	513
Provision for income taxes	48	82	126	199

Net earnings, including noncontrolling interests	107	126	193	314
Less: Net earnings (loss) attributable to noncontrolling interests	11	(6)	(41)	(32)

Net Earnings Attributable to Shareholders	$96	$132	$234	$346

Earnings Attributable to Shareholders per Common Share:
Basic	$.96	$1.22	$2.28	$3.14

Diluted	$.94	$1.21	$2.24	$3.11

Average number of Common Shares:
Basic	99.7	108.2	102.3	110.1
Diluted	101.3	109.5	104.1	111.4

Cash dividends per Common Share	$.1625	$.1375	$.4875	$.4125

(*) Consists of the following:
Realized gains before impairments	$18	$68	$68	$120

Losses on securities with impairment	(6)	(8)	(23)	(42)
Non-credit portion recognized in other comprehensive income (loss)	(4)	(3)	(18)	(6)

Impairment charges recognized in earnings	(10)	(11)	(41)	(48)

Total realized gains (losses) on securities	$8	$57	$27	$72

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
		Common Stock			Accum.		Noncon-
	Common	and Capital	Retained Earnings		Other Comp		trolling	Total
	Shares	Surplus	Appro.	Unappro.	Inc.(Loss)	Total	Interests	Equity
Balance at December 31, 2010	105,168,366	$1,271	$197	$2,523	$479	$4,470	$150	$4,620

Net earnings	—	—	—	234	—	234	(41)	193
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	91	91	4	95
Change in foreign currency translation	—	—	—	—	(8)	(8)	(1)	(9)
Change in unrealized pension and other postretirement benefits	—	—	—	—	1	1	—	1

Total comprehensive income (loss)						318	(38)	280

Allocation of losses of managed investment entities	—	—	(47)	—	—	(47)	47	—

Dividends on Common Stock	—	—	—	(50)	—	(50)	—	(50)
Shares issued:
Exercise of stock options	758,075	19	—	—	—	19	—	19
Other benefit plans	371,392	8	—	—	—	8	—	8
Dividend reinvestment plan	11,686	—	—	—	—	—	—	—
Stock-based compensation expense	—	10	—	—	—	10	—	10
Shares acquired and retired	(7,803,286)	(95)	—	(168)	—	(263)	—	(263)
Other	—	—	—	—	—	—	(4)	(4)

Balance at September 30, 2011	98,506,233	$1,213	$150	$2,539	$563	$4,465	$155	$4,620

Balance at December 31, 2009	113,386,343	$1,344	$—	$2,274	$163	$3,781	$138	$3,919

Cumulative effect of accounting change	—	—	261	4	(4)	261	—	261
Net earnings	—	—	—	346	—	346	(32)	314
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	440	440	6	446
Change in foreign currency translation	—	—	—	—	7	7	2	9
Change in unrealized pension and other postretirement benefits	—	—	—	—	1	1	—	1

Total comprehensive income (loss)						794	(24)	770

Allocation of losses of managed investment entities	—	—	(37)	—	—	(37)	37	—

Dividends on Common Stock	—	—	—	(46)	—	(46)	—	(46)
Shares issued:
Exercise of stock options	1,312,149	27	—	—	—	27	—	27
Other benefit plans	388,094	6	—	—	—	6	—	6
Dividend reinvestment plan	12,652	—	—	—	—	—	—	—
Stock-based compensation expense	—	9	—	—	—	9	—	9
Shares acquired and retired	(7,360,110)	(87)	—	(114)	—	(201)	—	(201)
Other	—	(1)	—	—	—	(1)	1	—

Balance at September 30, 2010	107,739,128	$1,298	$224	$2,464	$607	$4,593	$152	$4,745

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended
	September 30,
	2011	2010
Operating Activities:
Net earnings, including noncontrolling interests	$193	$314
Adjustments:
Depreciation and amortization	139	141
Annuity benefits	383	340
Realized gains on investing activities	(23)	(57)
Net purchases of trading securities	(44)	(2)
Deferred annuity and life policy acquisition costs	(197)	(157)
Change in:
Reinsurance and other receivables	(519)	256
Other assets	(99)	13
Insurance claims and reserves	347	(195)
Payable to reinsurers	331	(24)
Other liabilities	154	101
Other operating activities, net	(4)	51

Net cash provided by operating activities	661	781

Investing Activities:
Purchases of:
Fixed maturities	(4,062)	(3,737)
Equity securities	(365)	(183)
Mortgage loans	(132)	(143)
Real estate, property and equipment	(82)	(62)
Subsidiaries	—	(128)
Proceeds from:
Maturities and redemptions of fixed maturities	1,455	1,474
Repayments of mortgage loans	227	35
Sales of fixed maturities	865	1,215
Sales of equity securities	88	10
Sales of real estate, property and equipment	4	3
Managed investment entities:
Purchases of investments	(1,085)	(617)
Proceeds from sales and redemptions of investments	1,170	658
Cash and cash equivalents of businesses acquired	—	95
Other investing activities, net	(14)	6

Net cash used in investing activities	(1,931)	(1,374)

Financing Activities:
Annuity receipts	2,468	1,661
Annuity surrenders, benefits and withdrawals	(971)	(914)
Additional long-term borrowings	2	158
Reductions of long-term debt	(17)	(36)
Retirement of managed investment entities’ liabilities	(60)	(42)
Issuances of Common Stock	19	27
Repurchases of Common Stock	(263)	(201)
Cash dividends paid on Common Stock	(50)	(46)
Other financing activities, net	34	6

Net cash provided by financing activities	1,162	613

Net Change in Cash and Cash Equivalents	(108)	20

Cash and cash equivalents at beginning of period	1,099	1,120

Cash and cash equivalents at end of period	$991	$1,140

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
Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2011, and prior to the filing date of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.
Recent Accounting Standards In October 2010, the FASB issued Accounting Standards Update 2010-26 to address diversity in practice regarding which costs related to issuing or renewing insurance contracts qualify for deferral. To qualify for deferral, the guidance specifies that a cost must be directly related to the successful acquisition of an insurance contract. The guidance is effective January 1, 2012, with retrospective application permitted, but not required. Management expects to adopt the new standard retrospectively and currently estimates that adoption will reduce AFG’s deferred policy acquisition costs balance at September 30, 2011, and December 31, 2010, by 15% to 20% and shareholders’ equity at those dates by approximately 3%.
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value Measurements Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. In the first nine months of 2011, AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities.
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
AFG manages, and has investments in, six collateralized loan obligations (“CLOs”) that are VIEs (see Note H — “Managed Investment Entities”). Both the management fees (payment of which are subordinate to other obligations of the CLOs) and the investments in the CLOs are considered variable interests. AFG has determined that it is the primary beneficiary of the CLOs because (i) its role as asset manager gives it the power to direct the activities that most significantly impact the economic performance of the CLOs and (ii) it has exposure to CLO losses (through its investments in the CLO debt tranches) and the right to receive benefits (through its subordinated management fees and returns on its investments), both of which could potentially be significant to the CLOs.
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Earnings Per Share Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes adjustments to weighted average common shares related to stock-based compensation plans: third quarter 2011 and 2010 — 1.6 million and 1.3 million; first nine months of 2011 and 2010 — 1.8 million and 1.3 million, respectively.
AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: third quarter 2011 and 2010 — 2.6 million and 3.1 million; first nine months of 2011 and 2010 — 2.3 million and 4.0 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2011 and 2010 periods.
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
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$500	$407	$1,029	$832
Specialty casualty	216	224	651	661
Specialty financial	101	92	313	347
Other	18	13	50	47

Total premiums earned	835	736	2,043	1,887
Investment income	73	80	221	257
Realized gains (losses)	15	46	47	69
Other income	20	13	55	49

Total property and casualty insurance	943	875	2,366	2,262
Annuity and supplemental insurance:
Investment income	236	215	692	625
Life, accident and health premiums	107	112	324	340
Realized gains (losses)	(8)	(11)	(24)	(19)
Other income	28	23	78	81

Total annuity and supplemental insurance	363	339	1,070	1,027
Other	29	41	31	52

Total revenues	$1,335	$1,255	$3,467	$3,341

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting income (loss):
Specialty
Property and transportation	$5	$41	$38	$81
Specialty casualty	20	(13)	43	29
Specialty financial	23	36	46	91
Other	8	4	14	13
Other lines (a)	—	—	(50)	(12)

Total underwriting	56	68	91	202
Investment and other income, net	66	67	204	229
Realized gains (losses)	15	46	47	69

Total property and casualty insurance	137	181	342	500
Annuity and supplemental insurance:
Operations	49	58	157	148
Realized gains (losses)	(8)	(11)	(24)	(19)

Total annuity and supplemental insurance	41	47	133	129
Other (b)	(23)	(20)	(156)	(116)

Total operating earnings before income taxes	$155	$208	$319	$513

(a)	Includes a second quarter 2011 special charge of $50 million to increase asbestos and environmental reserves.

(b)	Includes a second quarter 2011 special charge of $9 million to increase asbestos and environmental reserves and the following earnings (losses) of managed investment entities for the third quarter and first nine months of 2011 and 2010 (in millions):

Attributable to:
AFG shareholders, including management fees	$3	$8	$18	$23
Noncontrolling interests	$8	$(4)	$(47)	$(37)

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured at fair value are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2011
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$234	$188	$—	$422
States, municipalities and political subdivisions	—	3,697	72	3,769
Foreign government	—	267	—	267
Residential MBS	—	3,540	284	3,824
Commercial MBS	—	2,774	28	2,802
All other corporate	9	10,023	436	10,468

Total AFS fixed maturities	243	20,489	820	21,552

Trading fixed maturities	—	440	1	441
Equity securities	777	129	24	930
Assets of managed investment entities (“MIE”)	132	2,267	40	2,439
Variable annuity assets (separate accounts) (a)	—	515	—	515
Other investments	—	47	—	47

Total assets accounted for at fair value	$1,152	$23,887	$885	$25,924

Liabilities:
Liabilities of managed investment entities	$47	$—	$2,182	$2,229
Derivatives in annuity benefits accumulated	—	—	332	332

Total liabilities accounted for at fair value	$47	$—	$2,514	$2,561

December 31, 2010
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$249	$218	$—	$467
States, municipalities and political subdivisions	—	2,919	20	2,939
Foreign government	—	278	—	278
Residential MBS	—	3,563	312	3,875
Commercial MBS	—	2,117	6	2,123
All other corporate	9	9,201	436	9,646

Total AFS fixed maturities	258	18,296	774	19,328

Trading fixed maturities	—	390	3	393
Equity securities	461	208	21	690
Assets of managed investment entities (“MIE”)	96	2,393	48	2,537
Variable annuity assets (separate accounts) (a)	—	616	—	616
Other investments	—	98	—	98

Total assets accounted for at fair value	$815	$22,001	$846	$23,662

Liabilities:
Liabilities of managed investment entities	$65	$—	$2,258	$2,323
Derivatives in annuity benefits accumulated	—	—	190	190

Total liabilities accounted for at fair value	$65	$—	$2,448	$2,513

(a)	Variable annuity liabilities equal the fair value of variable annuity assets.
During the third quarter of 2011, there were no significant transfers between Level 1 and Level 2. Approximately 3% of the total assets measured at fair value on September 30, 2011, were Level 3 assets. Approximately 95% of these assets were priced using non-binding broker quotes. The fair values of the liabilities of managed investment entities were determined using non-binding broker quotes, which were reviewed by AFG’s investment professionals.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities during the third quarter and first nine months of 2011 and 2010 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total
		realized/unrealized
		gains (losses)
		included in
			Other
	Balance at		comp.	Purchases		Transfer	Transfer	Balance at
	June 30,	Net	income	and	Sales and	into	out of	September 30,
	2011	income	(loss)	issuances	Settlements	Level 3	Level 3	2011
AFS fixed maturities:
State and municipal	$84	$—	$4	$—	$(3)	$—	$(13)	$72
Residential MBS	255	1	(4)	25	(9)	24	(8)	284
Commercial MBS	10	—	—	9	—	9	—	28
All other corporate	382	2	11	32	(14)	46	(23)	436
Trading fixed maturities	1	—	—	—	—	—	—	1
Equity securities	21	—	(1)	2	—	2	—	24
Assets of MIE	53	(6)	—	5	(7)	—	(5)	40
Liabilities of MIE (*)	(2,322)	89	—	—	51	—	—	(2,182)
Embedded derivatives	(299)	31	—	(71)	7	—	—	(332)

(*)	Total realized/unrealized loss included in net income includes losses of $89 million related to liabilities outstanding as of September 30, 2011. See Note H — “Managed Investment Entities.”

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

		Total
		realized/unrealized
		gains (losses)
		included in
			Other
	Balance at		comp.	Purchases		Transfer	Transfer	Balance at
	Dec. 31,	Net	income	and	Sales and	into	out of	September 30,
	2010	income	(loss)	issuances	Settlements	Level 3	Level 3	2011
AFS fixed maturities:
State and municipal	$20	$—	$5	$53	$(3)	$10	$(13)	$72
Residential MBS	312	2	(6)	42	(29)	31	(68)	284
Commercial MBS	6	—	—	9	—	13	—	28
All other corporate	436	1	17	123	(51)	70	(160)	436
Trading fixed maturities	3	—	—	—	—	—	(2)	1
Equity securities	21	—	1	2	(2)	2	—	24
Assets of MIE	48	(7)	—	21	(13)	8	(17)	40
Liabilities of MIE (*)	(2,258)	17	—	—	59	—	—	(2,182)
Embedded derivatives	(190)	2	—	(161)	17	—	—	(332)

(*)	Total realized/unrealized loss included in net income includes losses of $19 million related to liabilities outstanding as of September 30, 2011. See Note H — “Managed Investment Entities.”

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
Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG’s financial instruments at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$991	$991	$1,099	$1,099
Fixed maturities	21,993	21,993	19,721	19,721
Equity securities	930	930	690	690
Mortgage loans	384	387	468	469
Policy loans	253	253	264	264
Other investments — derivatives	47	47	98	98
Assets of managed investment entities	2,439	2,439	2,537	2,537
Variable annuity assets (separate accounts)	515	515	616	616

Liabilities:
Annuity benefits accumulated(*)	$14,582	$14,437	$12,696	$12,233
Long-term debt	937	1,023	952	1,023
Liabilities of managed investment entities	2,229	2,229	2,323	2,323
Variable annuity liabilities (separate accounts)	515	515	616	616
Other liabilities — derivatives	24	24	14	14

(*)	Excludes life contingent annuities in the payout phase.
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
E. Investments
Available for sale fixed maturities and equity securities at September 30, 2011, and December 31, 2010, consisted of the following (in millions):

	September 30, 2011				December 31, 2010
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
U.S. Government and government agencies	$401	$422	$21	$—	$453	$467	$15	$(1)
States, municipalities and political subdivisions	3,521	3,769	252	(4)	2,927	2,939	53	(41)
Foreign government	249	267	18	—	269	278	9	—
Residential MBS	3,771	3,824	198	(145)	3,781	3,875	222	(128)
Commercial MBS	2,635	2,802	178	(11)	1,972	2,123	153	(2)
All other corporate	9,720	10,468	810	(62)	9,088	9,646	602	(44)

Total fixed maturities	$20,297	$21,552	$1,477	$(222)	$18,490	$19,328	$1,054	$(216)

Common stocks	$629	$788	$198	$(39)	$312	$543	$232	$(1)

Perpetual preferred stocks	$146	$142	$5	$(9)	$146	$147	$6	$(5)

The non-credit related portion of other-than-temporary impairment charges are included in other comprehensive income (loss). Such charges taken for residential MBS still owned at September 30, 2011 and December 31, 2010, respectively were $231 million and $258 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	Less Than Twelve Months			Twelve Months or More
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost
September 30, 2011
Fixed maturities:
U.S. Government and government agencies	$—	$31	100%	$—	$—	—%
States, municipalities and political subdivisions	(2)	162	99%	(2)	48	96%
Foreign government	—	—	—%	—	—	—%
Residential MBS	(40)	942	96%	(105)	444	81%
Commercial MBS	(11)	285	96%	—	7	100%
All other corporate	(48)	1,146	96%	(14)	81	85%

Total fixed maturities	$(101)	$2,566	96%	$(121)	$580	83%

Common Stocks	$(39)	$260	87%	$—	$—	—%

Perpetual Preferred Stocks	$(3)	$43	93%	$(6)	$34	85%

December 31, 2010
Fixed maturities:
U.S. Government and government agencies	$(1)	$86	99%	$—	$—	—%
States, municipalities and political subdivisions	(38)	1,180	97%	(3)	40	93%
Foreign government	—	37	99%	—	—	—%
Residential MBS	(11)	412	97%	(117)	551	82%
Commercial MBS	(2)	83	98%	—	15	97%
All other corporate	(24)	1,020	98%	(20)	275	93%

Total fixed maturities	$(76)	$2,818	97%	$(140)	$881	86%

Common Stocks	$—	$21	99%	$(1)	$4	88%

Perpetual Preferred Stocks	$—	$22	98%	$(5)	$37	88%

At September 30, 2011 the gross unrealized losses on fixed maturities of $222 million relate to approximately 950 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 44% of the gross unrealized loss and 66% of the fair value.
Gross Unrealized Losses on MBS At September 30, 2011, gross unrealized losses on AFG’s residential MBS represented 65% of the total gross unrealized loss on fixed maturity securities (and 87% of the “twelve months or more”). Of the residential MBS that have been in an unrealized loss position (“impaired”) for 12 months or more (234 securities), approximately 26% of the unrealized losses and 44% of the fair value relate to investment grade rated securities. AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For the first nine months of 2011, AFG recorded in earnings $45 million in other-than-temporary impairment charges related to its residential MBS.
Gross Unrealized Losses on All Other Corporates For the first nine months of 2011, AFG recorded in earnings $4 million in other-than-temporary charges on “all other corporate” securities. Management concluded that no additional charges for other-than-temporary impairments were required based on many factors, including AFG’s ability and intent to hold the investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of historical and projected company-specific financial data, the outlook for industry sectors, and credit ratings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables progress the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income (loss) (in millions).

	2011	2010
Balance at June 30	$171	$121
Additional credit impairments on:
Previously impaired securities	8	11
Securities without prior impairments	2	1
Reductions — disposals	(1)	—

Balance at September 30	$180	$133

Balance at January 1	$143	$99
Additional credit impairments on:
Previously impaired securities	37	34
Securities without prior impairments	7	8
Reductions — disposals	(7)	(8)

Balance at September 30	$180	$133

The table below sets forth the scheduled maturities of available for sale fixed maturities as of September 30, 2011 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately 4 years at September 30, 2011.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$544	$558	2%
After one year through five years	5,076	5,367	25
After five years through ten years	6,326	6,859	32
After ten years	1,945	2,142	10

	13,891	14,926	69
MBS	6,406	6,626	31

Total	$20,297	$21,552	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at September 30, 2011 or December 31, 2010.

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

		Deferred Tax and
		Amounts Attributable
		to Noncontrolling
	Pre-tax	Interests	Net
September 30, 2011
Unrealized gain on:
Fixed maturity securities	$1,255	$(447)	$808
Equity securities	155	(54)	101
Deferred policy acquisition costs	(535)	187	(348)
Annuity benefits and other liabilities	7	(2)	5

	$882	$(316)	$566

December 31, 2010
Unrealized gain on:
Fixed maturity securities	$838	$(295)	$543
Equity securities	232	(82)	150
Deferred policy acquisition costs	(340)	118	(222)
Annuity benefits and other liabilities	6	(2)	4

	$736	$(261)	$475

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

			Mortgage
			Loans			Noncon-
	Fixed	Equity	and Other		Tax	trolling
	Maturities	Securities	Investments	Other(a)	Effects	Interests	Total
Quarter ended September 30, 2011
Realized before impairments	$27	$6	$(15)	$—	$(6)	$—	$12
Realized — impairments	(12)	(2)	—	4	3	—	(7)
Change in Unrealized	172	(75)	—	(100)	2	(2)	(3)

Quarter ended September 30, 2010
Realized before impairments	$46	$27	$(1)	$(4)	$(23)	$(1)	$44
Realized — impairments	(12)	(1)	(2)	4	4	—	(7)
Change in Unrealized	498	(8)	—	(177)	(109)	(4)	200

Nine months ended September 30, 2011
Realized before impairments	$51	$41	$(22)	$(2)	$(24)	$(1)	$43
Realized — impairments	(49)	(2)	(4)	14	14	—	(27)
Change in Unrealized	417	(77)	—	(194)	(51)	(4)	91

Nine months ended September 30, 2010
Realized before impairments	$115	$29	$(15)	$(9)	$(41)	$(2)	$77
Realized — impairments	(62)	(1)	(5)	20	17	—	(31)
Change in Unrealized	1,131	(11)	—	(434)	(240)	(6)	440

(a)	Primarily adjustments to deferred policy acquisition costs related to annuities.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Realized gains (losses) on securities includes net gains of $3 million in the third quarter and net losses of less than $1 million in the first nine months of 2011 compared to net gains of $25 million and $51 million in the third quarter and first nine months of 2010 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Nine months ended
	September 30,
	2011	2010
Fixed maturities:
Gross gains	$57	$74
Gross losses	(5)	(10)

Equity securities:
Gross gains	42	29
Gross losses	(1)	—
F. Derivatives
As discussed under “Derivatives” in Note A, AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.
The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		September 30, 2011		December 31, 2010
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$98	$—	$101	$—
Interest rate swaptions	Other investments	7		21	—
Indexed annuities (embedded derivative)	Annuity benefits accumulated	—	332	—	190
Equity index call options	Other investments	40	—	77	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	24	—	14

		$145	$356	$199	$204

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
AFG’s indexed annuities, which represented approximately one-third of annuity benefits accumulated at September 30, 2011, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
As discussed under “Reinsurance” in Note A, certain reinsurance contracts in AFG’s annuity and supplemental insurance business are considered to contain embedded derivatives.
The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the third quarter and first nine months of 2011 and 2010 (in millions):

		Three months ended		Nine months ended
		September 30,		September 30,
Derivative	Statement of Earnings Line	2011	2010	2011	2010
MBS with embedded derivatives	Realized gains	$3	$25	$—	$51
Interest rate swaptions	Realized gains	(15)	(2)	(22)	(16)
Indexed annuities (embedded derivative)	Annuity benefits	31	(26)	2	(25)
Equity index call options	Annuity benefits	(50)	23	(30)	11
Reinsurance contracts (embedded derivative)	Investment income	(6)	(6)	(10)	(16)

		$(37)	$14	$(60)	$5

G. Deferred Policy Acquisition Costs
Deferred policy acquisition costs consisted of the following (in millions):

	September 30,	December 31,
	2011	2010
Property and casualty insurance	$330	$324
Annuity and supplemental insurance:
Policy acquisition costs	979	892
Policyholder sales inducements	205	204
Present value of future profits (“PVFP”)	148	164
Impact of unrealized gains and losses on securities	(535)	(340)

Total annuity and supplemental	797	920

	$1,127	$1,244

The PVFP amounts in the table above are net of $190 million and $174 million of accumulated amortization at September 30, 2011 and December 31, 2010, respectively. Amortization of the PVFP was $5 million in the third quarter and $16 million during the first nine months of 2011 and $6 million in the third quarter and $22 million during the first nine months of 2010, respectively.
H. Managed Investment Entities
AFG is the investment manager and has investments ranging from 7.5% to 24.4% of the most subordinate debt tranche of six collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. In addition, AFG purchased $49 million face amount of the most senior debt tranche of one of the CLOs for $46 million in August 2011. Upon formation between 2004 and 2007, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay operating expenses (including management fees to AFG), interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities. As permitted by the CLO indentures, the holder of the majority of the most subordinate debt tranche of one of AFG’s CLOs notified AFG in July 2011 of its decision to liquidate the CLO in August 2011. Prior to liquidation, this notice was rescinded and liquidation did not occur. In October 2011, AFG began marketing a new CLO with a similar structure to the existing CLOs, which is expected to initially have both assets and liabilities of approximately $400 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG’s maximum ultimate exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $60 million at September 30, 2011.
The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$(88)	$47	$(71)	$97
Liabilities	89	(51)	17	(141)
Management fees paid to AFG	5	5	13	13
CLO earnings (losses) attributable to:
AFG shareholders (b)	(2)	3	5	10
Noncontrolling interests (b)	8	(4)	(47)	(37)

(a)	Included in AFG’s “Revenues.”

(b)	Included in AFG’s “Operating earnings before income taxes.”
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $143 million and $69 million at September 30, 2011 and December 31, 2010. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $316 million and $301 million at those dates. The CLO assets include $2 million and $6 million in loans at September 30, 2011 and December 31, 2010, (aggregate unpaid principal balance of $7 million and $12 million, respectively) for which the CLOs are not accruing interest because the loans are in default.
I. Goodwill and Other Intangibles
There were no changes in the goodwill balance of $186 million during the nine months ended September 30, 2011.
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
Included in other assets in AFG’s Balance Sheet is $40 million at September 30, 2011 and $49 million at December 31, 2010, in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $44 million and $35 million, respectively. Amortization of these intangibles was $3 million in the third quarter and $9 million during the first nine months of both 2011 and 2010. Other assets also include $8 million in non-amortizable intangible assets related to insurance licenses acquired in the acquisition of Vanliner in 2010.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
J. Long-Term Debt
The carrying value of long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2011	2010
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
7% Senior Notes due September 2050	132	132
7-1/8% Senior Debentures due February 2034	115	115
Other	3	3

	600	600

Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112	112
7-1/4% Senior Debentures due January 2034	86	86
Notes payable secured by real estate due 2011 through 2016	64	65
Secured borrowings ($17 and $18 guaranteed by AFG)	33	41
National Interstate bank credit facility	22	20
American Premier 10-7/8% Subordinated Notes	—	8

	317	332

Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures due May 2033	20	20

	$937	$952

Scheduled principal payments on debt for the balance of 2011 and the subsequent five years were as follows: 2011 — $3 million; 2012 — $34 million; 2013 — $20 million; 2014 — $2 million; 2015 — $14 million and 2016 — $45 million.
As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	September 30,	December 31,
	2011	2010
Unsecured obligations	$840	$846
Obligations secured by real estate	64	65
Other secured borrowings	33	41

	$937	$952

AFG can borrow up to $500 million under its revolving credit facility which expires in August 2013. Amounts borrowed under this agreement bear interest at rates ranging from 1.75% to 3.00% (currently 2%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at September 30, 2011.
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
Accumulated Other Comprehensive Income (Loss), Net of Tax Comprehensive income (loss) is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income (loss) includes net earnings and other comprehensive income (loss), which consists primarily of changes in net unrealized gains or losses on available for sale securities. The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

			Pension and
	Pretax	Foreign	Other			Accumulated
	Net Unrealized	Currency	Postretirement		Noncon-	Other
	Gains (Losses)	Translation	Plans	Tax	trolling	Comprehensive
	on Securities	Adjustment	Adjustment	Effects	Interests	Income (Loss)
Balance at December 31, 2010	$736 (a)	$9	$(13)	$(253)	$—	$479 (a)
Unrealized holding gains on securities arising during the period	199	—	—	(70)	(5)	124
Realized gains included in net income	(53)	—	—	19	1	(33)
Foreign currency translation gains	—	(9)	—	—	1	(8)
Other	—	—	1	—	—	1

Balance at September 30, 2011	$882 (a)	$—	$(12)	$(304)	$(3)	$563 (a)

Balance at December 31, 2009	$258	$1	$(13)	$(86)	$3	$163
Unrealized holding gains on securities arising during the period	778	—	—	(272)	(7)	499
Realized gains included in net income	(92)	—	—	32	1	(59)
Foreign currency translation losses	—	9	—	—	(2)	7
Other	(6)	—	1	2	—	(3)

Balance at September 30, 2010	$938	$10	$(12)	$(324)	$(5)	$607

(a)	Includes net pretax unrealized losses of $14 million ($9 million net of tax) at September 30, 2011 and $17 million ($11 million net of tax) at December 31, 2010 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.
Stock Based Compensation Under AFG’s Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2011, AFG issued 131,955 shares of restricted Common Stock (fair value of $34.34 per share) and granted stock options for 1.1 million shares of Common Stock (at an average exercise price of $34.34) under the Stock Incentive Plan. In addition, AFG issued 188,302 shares of Common Stock (fair value of $33.99 per share) in the first quarter of 2011 under its Annual Co-CEO Equity Bonus Plan.
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
Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5 million in the third quarter of 2011 and 2010 and $16 million and $15 million during the first nine months of 2011 and 2010, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

L. Income Taxes
Income (losses) attributable to noncontrolling interests related to AFG’s managed investment entities are non-taxable (non-deductible). For the first nine months of 2011 and 2010, respectively, AFG’s operating earnings before income taxes included $47 million and $37 million of such non-deductible losses, thereby increasing AFG’s effective tax rate. For the third quarter of 2011 and 2010, respectively, operating earnings before income taxes included $8 million of non-taxable income and $4 million of non-deductible losses related to the managed investment entities.
There have been no material changes to AFG’s liability for uncertain tax positions, which is discussed in Note L — “Income Taxes,” to AFG’s 2010 Form 10-K.
M. Contingencies
Except as discussed in Management’s Discussion and Analysis — “Special Asbestos and Environmental Reserve Charge,” there have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2010 Form 10-K covering property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
N. Condensed Consolidating Information
AFG has guaranteed all of the outstanding debt of Great American Financial Resources, Inc. (“GAFRI”) and GAFRI’s wholly-owned subsidiary, AAG Holding Company, Inc. In addition, GAFRI guarantees AAG Holding’s public debt. The AFG and GAFRI guarantees are full and unconditional and joint and several. Condensed consolidating financial statements for AFG are as follows:
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
SEPTEMBER 30, 2011

Assets:
Cash and investments	$353	$41	$—	$24,561	$(1)	$24,954
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,478	—	3,478
Agents’ balances and premiums receivable	—	—	—	866	—	866
Deferred policy acquisition costs	—	—	—	1,127	—	1,127
Assets of managed investment entities	—	—	—	2,439	—	2,439
Other assets	97	8	8	2,193	(40)	2,266
Investment in subsidiaries and affiliates	4,867	2,061	2,149	651	(9,728)	—

Total assets	$5,317	$2,110	$2,157	$35,315	$(9,769)	$35,130

Liabilities and Equity:
Unpaid losses and loss adjustment expenses and unearned premiums	$—	$—	$—	$8,249	$—	$8,249
Annuity, life, accident and health benefits and reserves	—	—	—	16,484	(1)	16,483
Liabilities of managed investment entities	—	—	—	2,229	—	2,229
Long-term debt	600	1	219	118	(1)	937
Other liabilities	252	19	113	2,410	(182)	2,612

Total liabilities	852	20	332	29,490	(184)	30,510

Total shareholders’ equity	4,465	2,090	1,825	5,670	(9,585)	4,465
Noncontrolling interests	—	—	—	155	—	155

Total liabilities and equity	$5,317	$2,110	$2,157	$35,315	$(9,769)	$35,130

DECEMBER 31, 2010

Assets:
Cash and investments	$412	$33	$—	$22,228	$(3)	$22,670
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,386	—	3,386
Agents’ balances and premiums receivable	—	—	—	535	—	535
Deferred policy acquisition costs	—	—	—	1,244	—	1,244
Assets of managed investment entities	—	—	—	2,537	—	2,537
Other assets	36	6	5	2,050	(15)	2,082
Investment in subsidiaries and affiliates	4,816	1,899	1,996	671	(9,382)	—

Total assets	$5,264	$1,938	$2,001	$32,651	$(9,400)	$32,454

Liabilities and Equity:
Unpaid losses and loss adjustment expenses and unearned premiums	$—	$—	$—	$7,947	$—	$7,947
Annuity, life, accident and health benefits and reserves	—	—	—	14,556	(1)	14,555
Liabilities of managed investment entities	—	—	—	2,323	—	2,323
Long-term debt	600	1	219	133	(1)	952
Other liabilities	194	19	110	1,888	(154)	2,057

Total liabilities	794	20	329	26,847	(156)	27,834

Total shareholders’ equity	4,470	1,918	1,672	5,654	(9,244)	4,470
Noncontrolling interests	—	—	—	150	—	150

Total liabilities and equity	$5,264	$1,938	$2,001	$32,651	$(9,400)	$32,454

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$835	$—	$835
Life, accident and health premiums	—	—	—	107	—	107
Realized gains (losses)	—	—	—	8	—	8
Income of managed investment entities	—	—	—	28	—	28
Investment and other income	(2)	3	—	364	(8)	357
Equity in earnings of subsidiaries	169	37	39	—	(245)	—

Total revenues	167	40	39	1,342	(253)	1,335

Costs and Expenses:
Insurance benefits and expenses	—	—	—	1,059	—	1,059
Interest charges on borrowed money	16	—	6	4	(5)	21
Expenses of managed investment entities	—	—	—	17	—	17
Other operating and general expenses	7	3	2	72	(1)	83

Total costs and expenses	23	3	8	1,152	(6)	1,180

Operating earnings before income taxes	144	37	31	190	(247)	155
Provision (credit) for income taxes	48	12	9	59	(80)	48

Net earnings, including noncontrolling interests	96	25	22	131	(167)	107
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	11	—	11

Net Earnings Attributable to Shareholders	$96	$25	$22	$120	$(167)	$96

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$736	$—	$736
Life, accident and health premiums	—	—	—	112	—	112
Realized gains (losses)	—	(2)	—	37	—	35
Income of managed investment entities	—	—	—	19	—	19
Investment and other income	3	3	—	352	(5)	353
Equity in earnings of subsidiaries	242	48	76	—	(366)	—

Total revenues	245	49	76	1,256	(371)	1,255

Costs and Expenses:
Insurance benefits and expenses	—	—	—	919	—	919
Interest charges on borrowed money	15	—	6	6	(6)	21
Expenses of managed investment entities	—	—	—	15	—	15
Other operating and general expenses	16	6	2	68	—	92

Total costs and expenses	31	6	8	1,008	(6)	1,047

Operating earnings before income taxes	214	43	68	248	(365)	208
Provision (credit) for income taxes	82	21	22	97	(140)	82

Net earnings, including noncontrolling interests	132	22	46	151	(225)	126
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(6)	—	(6)

Net Earnings Attributable to Shareholders	$132	$22	$46	$157	$(225)	$132

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$2,043	$—	$2,043
Life, accident and health premiums	—	—	—	324	—	324
Realized gains (losses)	—	—	—	25	(1)	24
Income of managed investment entities	—	—	—	24	—	24
Investment and other income	—	8	—	1,066	(22)	1,052
Equity in earnings of subsidiaries	447	126	144	—	(717)	—

Total revenues	447	134	144	3,482	(740)	3,467

Costs and Expenses:
Insurance benefits and expenses	—	—	—	2,763	—	2,763
Interest charges on borrowed money	48	—	19	12	(16)	63
Expenses of managed investment entities	—	—	—	53	—	53
Other operating and general expenses	39	12	4	218	(4)	269

Total costs and expenses	87	12	23	3,046	(20)	3,148

Operating earnings before income taxes	360	122	121	436	(720)	319
Provision (credit) for income taxes	126	42	41	163	(246)	126

Net earnings, including noncontrolling interests	234	80	80	273	(474)	193
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(41)	—	(41)

Net Earnings Attributable to Shareholders	$234	$80	$80	$314	$(474)	$234

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$1,887	$—	$1,887
Life, accident and health premiums	—	—	—	340	—	340
Realized gains (losses)	—	(2)	—	52	—	50
Income of managed investment entities	—	—	—	24	—	24
Investment and other income	3	8	—	1,045	(16)	1,040
Equity in earnings of subsidiaries	621	129	172	—	(922)	—

Total revenues	624	135	172	3,348	(938)	3,341

Costs and Expenses:
Insurance benefits and expenses	—	—	—	2,454	—	2,454
Interest charges on borrowed money	42	—	19	13	(17)	57
Expenses of managed investment entities	—	—	—	38	—	38
Other operating and general expenses	37	13	5	224	—	279

Total costs and expenses	79	13	24	2,729	(17)	2,828

Operating earnings before income taxes	545	122	148	619	(921)	513
Provision (credit) for income taxes	199	49	50	236	(335)	199

Net earnings, including noncontrolling interests	346	73	98	383	(586)	314
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(32)	—	(32)

Net Earnings Attributable to Shareholders	$346	$73	$98	$415	$(586)	$346

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Operating Activities:
Net earnings, including noncontrolling interests	$234	$80	$80	$273	$(474)	$193
Adjustments:
Equity in net earnings of subsidiaries	(295)	(83)	(95)	—	473	—
Dividends from subsidiaries	275	3	8	—	(286)	—
Other operating activities, net	13	(2)	2	454	1	468

Net cash provided by (used in) operating activities	227	(2)	(5)	727	(286)	661

Investing Activities:
Purchases of investments, property and equipment	(42)	—	—	(4,599)	—	(4,641)
Returns of capital from (capital contributions to) subsidiaries	45	(12)	(1)	—	(32)	—
Proceeds from maturities and redemptions of investments	4	9	—	1,669	—	1,682
Proceeds from sales of investments, property and equipment	5	—	—	952	—	957
Managed investment entities:
Purchases of investments	—	—	—	(1,085)	—	(1,085)
Proceeds from sales and redemptions of investments	—	—	—	1,170	—	1,170
Other investing activities, net	—	—	—	(14)	—	(14)

Net cash provided by (used in) investing activities	12	(3)	(1)	(1,907)	(32)	(1,931)

Financing Activities:
Annuity receipts	—	—	—	2,468	—	2,468
Annuity surrenders, benefits and withdrawals	—	—	—	(971)	—	(971)
Additional long-term borrowings	—	—	—	2	—	2
Reductions of long-term debt	—	—	—	(17)	—	(17)
Retirement of managed investment entities’ liabilities	—	—	—	(60)	—	(60)
Issuances of Common Stock	19	—	—	—	—	19
Capital contributions from (returns of capital to) parent	—	12	6	(50)	32	—
Repurchases of Common Stock	(263)	—	—	—	—	(263)
Cash dividends paid	(50)	—	—	(286)	286	(50)
Other financing activities, net	—	—	—	34	—	34

Net cash provided by (used in) financing activities	(294)	12	6	1,120	318	1,162

Net change in cash and cash equivalents	(55)	7	—	(60)	—	(108)
Cash and cash equivalents at beginning of period	370	20	—	709	—	1,099

Cash and cash equivalents at end of period	$315	$27	$—	$649	$—	$991

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Operating Activities:
Net earnings, including noncontrolling interests	$346	$73	$98	$383	$(586)	$314
Adjustments:
Equity in net earnings of subsidiaries	(395)	(78)	(114)	—	587	—
Dividends from subsidiaries	359	—	16	—	(375)	—
Other operating activities, net	(52)	(2)	4	518	(1)	467

Net cash provided by (used in) operating activities	258	(7)	4	901	(375)	781

Investing Activities:
Purchases of investments, property and equipment	(6)	—	—	(4,119)	—	(4,125)
Purchase of subsidiaries	—	—	—	(128)	—	(128)
Capital contributions to subsidiaries	(12)	(2)	(5)	—	19	—
Proceeds from maturities and redemptions of investments	—	6	—	1,503	—	1,509
Proceeds from sales of investments, property and equipment	—	—	—	1,228	—	1,228
Managed investment entities:
Purchases of investments	—	—	—	(617)	—	(617)
Proceeds from sales and redemptions of investments	—	—	—	658	—	658
Other investing activities, net	—	—	—	101	—	101

Net cash provided by (used in) investing activities	(18)	4	(5)	(1,374)	19	(1,374)

Financing Activities:
Annuity receipts	—	—	—	1,661	—	1,661
Annuity surrenders, benefits and withdrawals	—	—	—	(914)	—	(914)
Additional long-term borrowings	128	—	—	30	—	158
Reductions of long-term debt	—	—	—	(36)	—	(36)
Retirement of managed investment entities’ liabilities	—	—	—	(42)	—	(42)
Issuances of Common Stock	26	—	—	1	—	27
Capital contributions from parent	—	12	1	6	(19)	—
Repurchases of Common Stock	(201)	—	—	—	—	(201)
Cash dividends paid	(46)	—	—	(375)	375	(46)
Other financing activities, net	(1)	—	—	7	—	6

Net cash provided by (used in) financing activities	(94)	12	1	338	356	613

Net change in cash and cash equivalents	146	9	—	(135)	—	20
Cash and cash equivalents at beginning of period	197	12	—	911	—	1,120

Cash and cash equivalents at end of period	$343	$21	$—	$776	$—	$1,140

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
Net earnings attributable to AFG’s shareholders for the third quarter and first nine months of 2011 were $96 million ($.94 per share, diluted) and $234 million ($2.24 per share diluted), respectively, compared to $132 million ($1.21 per share, diluted) and $346 million ($3.11 per share, diluted) reported in the same periods of 2010. For the first nine months of 2011 compared to the 2010 period, improved operating results in the annuity and supplemental insurance group were more than offset by a second quarter 2011 special charge to strengthen reserves for asbestos and other environmental exposures, primarily within the property and casualty run-off operations, lower underwriting profit and investment income in AFG’s on-going property and casualty insurance operations, and lower realized gains.
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
LIQUIDITY AND CAPITAL RESOURCES
Ratios AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	September 30,	December 31,
	2011	2010	2009
Long-term debt	$937	$952	$828
Total capital	4,943	5,050	4,698
Ratio of debt to total capital:
Including debt secured by real estate	19.0%	18.9%	17.6%
Excluding debt secured by real estate	17.9%	17.8%	16.4%
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
AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.80 for the nine months ended September 30, 2011 and 2.41 for the entire year of 2010. Excluding annuity benefits, this ratio was 5.87 and 9.09, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.
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
During the first nine months of 2011, AFG repurchased 7.8 million shares of its Common Stock for $263 million. During 2010, AFG repurchased 10.3 million shares of its Common Stock for $292 million.
Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Subsidiary Liquidity Great American Life Insurance Company (“GALIC”), a wholly-owned annuity and supplemental insurance subsidiary, became a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) in 2009. The FHLB makes advances and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. GALIC’s $17 million investment in FHLB capital stock at September 30, 2011 is included in other investments at cost. Membership in the FHLB provides the annuity and supplemental insurance operations with a substantial additional source of liquidity. In October 2011, GALIC purchased an additional $2 million in FHLB stock and the FHLB advanced GALIC $100 million for up to five years at LIBOR + .02% (currently .26%). GALIC has invested the proceeds from the advance in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.
National Interstate, a 52%-owned property and casualty insurance subsidiary, can borrow up to $75 million, subject to certain conditions, under an unsecured credit agreement expiring in December 2012. Amounts borrowed bear interest at rates ranging from .45% to .9% (currently ..65%) over LIBOR based on National Interstate’s credit rating. There was $22 million outstanding under this agreement at September 30, 2011.
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
In the annuity business, where profitability is largely dependent on earning a “spread” between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling new policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At September 30, 2011, the average crediting rate of all AFG annuities was approximately 3.2%, while the average GMIR was approximately 2.6%. This margin provides AFG the flexibility to lower its crediting rates by up to 60 basis points on average in the future should market interest rates continue to remain low for a long period of time.
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
Investments AFG’s investment portfolio at September 30, 2011, contained $21.6 billion in “Fixed maturities” classified as available for sale and $930 million in “Equity securities,” all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $441 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities (“MBS”), which comprise approximately 31% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 94% are priced using pricing services and the balance is priced internally or by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.
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
In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2011 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$21,993
Pretax impact on fair value of 100 bps increase in interest rates	$(1,056)
Pretax impact as % of total fixed maturity portfolio	(4.8%)
Approximately 90% of the fixed maturities held by AFG at September 30, 2011, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.
Summarized information for AFG’s MBS (including those classified as trading) at September 30, 2011, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 4 and 5 years, respectively.

					% Rated
	Amortized		Fair Value as	Unrealized	Investment
Collateral type	Cost	Fair Value	% of Cost	Gain (Loss)	Grade
Residential:
Agency-backed	$324	$339	105%	$15	100%
Non-agency prime	2,081	2,168	104	87	71
Alt-A	745	717	96	(28)	47
Subprime	635	611	96	(24)	28
Commercial	2,673	2,840	106	167	100
Other	23	26	113	3	50

	$6,481	$6,701	103%	$220	78%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At September 30, 2011, 98% (based on statutory carrying value of $6.4 billion) of AFG’s MBS securities had an NAIC designation of 1 or 2.
Municipal bonds represented approximately 17% of AFG’s fixed maturity portfolio at September 30, 2011. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At September 30, 2011, approximately 75% of the municipal bond portfolio was held in revenue bonds, with the remaining 25% held in general obligation bonds. State general obligation securities of California, Illinois, New Jersey and New York collectively represented only 2% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2011, is shown in the following table (dollars in millions). Approximately $154 million of available for sale “Fixed maturities” and $34 million of “Equity securities” had no unrealized gains or losses at September 30, 2011.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$18,252	$3,146
Amortized cost of securities	$16,775	$3,368
Gross unrealized gain (loss)	$1,477	$(222)
Fair value as % of amortized cost	109%	93%
Number of security positions	3,628	950
Number individually exceeding $2 million gain or loss	143	6
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$376	$(156)
States and municipalities	252	(4)
Banks, savings and credit institutions	93	(32)
Gas and electric services	173	(2)
Percentage rated investment grade	95%	66%

Equity Securities
Fair value of securities	$559	$337
Cost of securities	$356	$385
Gross unrealized gain (loss)	$203 (*)	$(48)
Fair value as % of cost	157%	88%
Number of security positions	95	125
Number individually exceeding $2 million gain or loss	6	7

(*)	Includes $138 million on AFG’s investment in Verisk Analytics, Inc.
The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2011, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Maturity
One year or less	3%	2%
After one year through five years	26	17
After five years through ten years	34	22
After ten years	11	6

	74	47

Mortgage-backed securities (average life of approximately four years)	26	53

	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
Fixed Maturities at September 30, 2011

Securities with unrealized gains:
Exceeding $500,000 (870 issues)	$10,255	$1,099	112%
$500,000 or less (2,758 issues)	7,997	378	105

	$18,252	$1,477	109%

Securities with unrealized losses:
Exceeding $500,000 (135 issues)	$870	$(135)	87%
$500,000 or less (815 issues)	2,276	(87)	96

	$3,146	$(222)	93%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
	Value	Loss	Basis
Securities with Unrealized Losses at September 30, 2011

Investment grade fixed maturities with losses for:
Less than one year (355 issues)	$1,786	$(62)	97%
One year or longer (118 issues)	289	(35)	89

	$2,075	$(97)	96%

Non-investment grade fixed maturities with losses for:
Less than one year (308 issues)	$780	$(39)	95%
One year or longer (169 issues)	291	(86)	77

	$1,071	$(125)	90%

Common equity securities with losses for:
Less than one year (98 issues)	$260	$(39)	87%
One year or longer (5 issues)	—	—	—

	$260	$(39)	87%

Perpetual preferred equity securities with losses for:
Less than one year (12 issues)	$43	$(3)	93%
One year or longer (10 issues)	34	(6)	85

	$77	$(9)	90%

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
Based on its analysis, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability and intent to hold the securities until they recover in value and, at September 30, 2011, had no intent to sell them. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.
Uncertainties Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. AFG has conducted comprehensive studies of its asbestos and environmental reserves with the aid of outside actuarial and engineering firms and specialty outside counsel every two years with an in-depth internal review during the intervening years. The outcome of the 2011 study with the assistance of outside firms is included in AFG’s nine month results. See “Results of Operations” — “Special Asbestos and Environmental Reserve Charge” below and Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2010 Form 10-K.

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
CONDENSED CONSOLIDATING BALANCE SHEET

		Managed
	Before CLO	Investment	Consol.		Consolidated
	Consolidation	Entities	Entries		As Reported
September 30, 2011
Assets:
Cash and other investments	$25,014	$—	$(60	)(a)	$24,954
Assets of managed investment entities	—	2,439	—		2,439
Other assets	7,737	—	—		7,737

Total assets	$32,751	$2,439	$(60)		$35,130

Liabilities:
Unpaid losses, loss adjustment expenses and unearned premiums	$8,249	$—	$—		$8,249
Annuity, life, accident and health benefits and reserves	16,483	—	—		16,483
Liabilities of managed investment entities	—	2,289	(60	)(a)	2,229
Long-term debt and other liabilities	3,549	—	—		3,549

Total liabilities	28,281	2,289	(60)		30,510

Shareholders’ Equity:
Common Stock and Capital surplus	1,213	—	—		1,213
Retained earnings:
Appropriated — managed investment entities	—	150	—		150
Unappropriated	2,539	—	—		2,539
Accumulated other comprehensive income	563	—	—		563

Total shareholders’equity	4,315	150	—		4,465
Noncontrolling interests	155	—	—		155

Total equity	4,470	150	—		4,620

Total liabilities and equity	$32,751	$2,439	$(60)		$35,130

December 31, 2010
Assets:
Cash and other investments	$22,687	$—	$(17	)(a)	$22,670
Assets of managed investment entities	—	2,537	—		2,537
Other assets	7,247	—	—		7,247

Total assets	$29,934	$2,537	$(17)		$32,454

Liabilities:
Unpaid losses, loss adjustment expenses and unearned premiums	$7,947	$—	$—		$7,947
Annuity, life, accident and health benefits and reserves	14,555	—	—		14,555
Liabilities of managed investment entities	—	2,340	(17	)(a)	2,323
Long-term debt and other liabilities	3,009	—	—		3,009

Total liabilities	25,511	2,340	(17)		27,834

Shareholders’ equity:
Common Stock and Capital surplus	1,271	—	—		1,271
Retained earnings:
Appropriated — managed investment entities	—	197	—		197
Unappropriated	2,523	—	—		2,523
Accumulated other comprehensive income	479	—	—		479

Total shareholders’ equity	4,273	197	—		4,470
Noncontrolling interests	150	—	—		150

Total equity	4,423	197	—		4,620

Total liabilities and equity	$29,934	$2,537	$(17)		$32,454

(a)	Elimination of the fair value of AFG’s investment in CLOs.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

		Managed
	Before CLO	Investment	Consol.		Consolidated
	Consolidation(a)	Entities	Entries		As Reported
Nine months ended September 30, 2011
Revenues:
Insurance premiums	$2,367	$—	$—		$2,367
Investment income	916	—	—		916
Realized gains (losses) on securities	32	—	(5	)(b)	27
Realized gains (losses) on subsidiaries	(3)	—	—		(3)
Income (loss) of managed investment entities:
Investment income	—	78	—		78
Loss on change in fair value of assets/liabilities	—	(51)	(3	)(b)	(54)
Other income	149	—	(13	)(c)	136

Total revenues	3,461	27	(21)		3,467

Costs and Expenses:
Insurance benefits and expenses	2,763	—	—		2,763
Expenses of managed investment entities	—	74	(21	)(b)(c)	53
Interest on borrowed money and other expenses	332	—	—		332

Total costs and expenses	3,095	74	(21)		3,148

Operating earnings before income taxes	366	(47)	—		319
Provision for income taxes	126	—	—		126

Net earnings, including noncontrolling interests	240	(47)	—		193
Less: Net earnings (loss) attributable to noncontrolling interests	6	—	(47	)(d)	(41)

Net Earnings Attributable to Shareholders	$234	$(47)	$47		$234

Nine months ended September 30, 2010
Revenues:
Insurance premiums	$2,227	$—	$—		$2,227
Investment income	885	—	—		885
Realized gains (losses) on securities	82	—	(10	)(b)	72
Realized gains (losses) on subsidiaries	(22)	—	—		(22)
Income (loss) of managed investment entities:
Investment income	—	68	—		68
Loss on change in fair value of assets/liabilities	—	(49)	5	(b)	(44)
Other income	168	—	(13	)(c)	155

Total revenues	3,340	19	(18)		3,341

Costs and Expenses:
Insurance benefits and expenses	2,454	—	—		2,454
Expenses of managed investment entities	—	56	(18	)(b)(c)	38
Interest on borrowed money and other expenses	336	—	—		336

Total costs and expenses	2,790	56	(18)		2,828

Operating earnings before income taxes	550	(37)	—		513
Provision for income taxes	199	—	—		199

Net earnings, including noncontrolling interests	351	(37)	—		314
Less: Net earnings (loss) attributable to noncontrolling interests	5	—	(37	)(d)	(32)

Net Earnings Attributable to Shareholders	$346	$(37)	$37		$346

(a)	Includes $5 million and $10 million for the first nine months of 2011 and 2010, respectively, in realized gains representing the change in fair value of AFG’s CLO investments plus $13 million for each of the same periods in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $8 million and $5 million for the first nine months of 2011 and 2010, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Core net operating earnings	$91	$117	$258	$322
Special asbestos and environmental (“A&E”) charge(*)	—	—	(38)	—
Realized gains (*)	5	15	14	24

Net earnings attributable to shareholders	$96	$132	$234	$346

Diluted per share amounts:
Core net operating earnings	$.90	$1.07	2.48	$2.89
Special asbestos and environmental charge	—	—	(.37)	—
Realized gains	.04	.14	.13	.22

Net earnings attributable to shareholders	$.94	$1.21	$2.24	$3.11

(*)	The tax effects of reconciling items are shown below (in millions):

Special A&E charge	$—	$—	$21	$—
Realized gains	(3)	(20)	(10)	(25)
In addition, realized gains(losses) are shown net of noncontrolling interests of $1 million for the first nine months of 2010.

Net earnings attributable to shareholders and core net operating earnings decreased in the third quarter and first nine months of 2011 compared to the same periods in 2010. Lower underwriting profit and lower investment income in the Specialty property and casualty insurance operations, partially offset by increased earnings in the annuity and supplemental operations in the first nine months of 2011, contributed to these results. Net earnings attributable to shareholders in 2011 was also impacted by lower realized gains and the second quarter special A&E charge.
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
Premiums, combined ratios and prior year development for AFG’s property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross Written Premiums
Property and transportation	$1,104	$809	$1,918	$1,450
Specialty casualty	325	335	967	998
Specialty financial	146	129	391	379
Other	—	—	1	1

	$1,575	$1,273	$3,277	$2,828

Net Written Premiums
Property and transportation	$575	$450	$1,175	$912
Specialty casualty	220	227	645	676
Specialty financial	103	10	297	212
Other	17	16	51	44

	$915	$703	$2,168	$1,844

Combined Ratios
Property and transportation	99.1%	89.9%	96.3%	90.3%
Specialty casualty	90.7	105.6	93.4	95.7
Specialty financial	77.2	60.4	85.3	73.8
Total Specialty	93.2	90.7	93.0	88.8
Aggregate (including discontinued lines)	93.2%	90.7%	95.5%	89.4%

Favorable (Unfavorable) Prior Year
Development
Property and transportation	$(3)	$(2)	$23	$22
Specialty casualty	23	(3)	50	47
Specialty financial	9	16	9	39
Other specialty	5	4	10	14

	34	15	92	122
Other (primarily asbestos and environmental charges)	—	(1)	(50)	(12)

Aggregate (including discontinued lines)	$34	$14	$42	$110

Gross and net written premiums increased in the third quarter and first nine months of 2011 compared to the same 2010 periods due primarily to higher premiums in the property and transportation segment. In addition, higher net written premiums in 2011 reflect the impact of a third quarter 2010 reinsurance transaction in the specialty financial group. Overall average renewal rates for the third quarter and first nine months of 2011 were flat when compared to the same 2010 periods.
The Specialty insurance operations generated an underwriting profit of $56 million in the 2011 third quarter compared to $68 million in the third quarter of 2010. Higher favorable reserve development was more than offset by lower underwriting profits in the crop business, underwriting losses in a block of program business and higher catastrophe losses. Catastrophe losses were $13 million compared to $6 million in the 2010 third quarter. Underwriting profit for the Specialty insurance operations for the first nine months of 2011 was $141 million compared to $214 million in the comparable 2010 period. This difference was primarily the result of lower crop profits, lower favorable reserve development and underwriting losses in a block of program business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Property and transportation gross and net written premiums for the third quarter and first nine months of 2011 were higher than the comparable 2010 periods as a result of the impact of higher spring agricultural commodity prices on crop premiums. Nine month gross and net written premiums were also impacted by additional premiums from the Vanliner acquisition. This group reported an underwriting profit of $5 million in the 2011 third quarter, $36 million lower than the 2010 third quarter. Lower crop profits, higher catastrophe losses and lower underwriting profits in the transportation businesses contributed to these results. Underwriting profit in the first nine months of 2011 decreased approximately $43 million from the comparable 2010 period.
Specialty casualty gross and net written premiums for the third quarter and first nine months of 2011 were down from the comparable 2010 periods. The non-renewal of two major programs that did not meet return thresholds and a decision to exit the excess workers’ compensation business resulted in lower premiums in both 2011 periods. This group reported an underwriting profit of $20 million in the 2011 third quarter compared to an underwriting loss of $13 million in the third quarter of 2010. The increase in underwriting profit was primarily attributable to a significant reduction in prior year adverse reserve development. Improved results in the general liability, excess and surplus, and California workers’ compensation businesses were offset somewhat by lower underwriting profits in the targeted markets operations. Specialty casualty underwriting profit in the first nine months of 2011 was $43 million, approximately $14 million higher than the comparable 2010 period. Higher underwriting profit in the excess and surplus lines and improved prior year favorable reserve development more than offset underwriting losses in a block of program business.
Specialty financial net written premiums increased in the third quarter and the first nine months of 2011 as a result of a third quarter 2010 reinsurance transaction that involved the sale of unearned premiums related to the automotive lines of business. These increased premiums were offset to some extent by lower premiums in the financial institutions business, as a result of the reduction in coastal and near-coastal exposures. This group reported underwriting profit of $23 million for the third quarter of 2011 compared to $36 million for the same period a year ago. Higher catastrophe losses in the financial institutions business and lower favorable reserve development in the run-off automotive residual value insurance (“RVI”) business impacted 2011 results. Additionally, third quarter 2010 results reflect pre-tax income of approximately $8 million in connection with a reinsurance transaction involving the sale of unearned premiums related to the automotive lines of business. Specialty financial underwriting profit was $46 million for the nine month period, compared to $91 million in the same 2010 period, primarily the result of lower favorable RVI reserve development and the 2010 reinsurance transaction.
Special Asbestos and Environmental Reserve Charge In the second quarter of 2011, AFG completed a comprehensive study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty group and its exposures related to former railroad and manufacturing operations and sites.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
As a result of the study, AFG recorded a $50 million special charge (net of reinsurance) to increase the property and casualty group’s asbestos reserves by $28 million and its environmental reserves by $22 million. At September 30, 2011, the property and casualty group’s A&E reserves were $375 million, net of reinsurance recoverables. At that date, AFG’s three year survival ratio was 17.8 times paid losses for the asbestos reserves and 12.0 times paid losses for the total A&E reserves. Excluding amounts associated with the settlements of asbestos related coverage litigation for A.P. Green Industries (see “Legal Proceedings” in AFG’s 2010 Form 10-K) and another large claim, AFG’s three year survival ratio was 11.3 and 8.5 times paid losses for the asbestos reserves and total A&E reserves, respectively. These ratios compare favorably with A.M. Best’s most recent report on A&E survival ratios (February 2011) which were 8.3 for asbestos and 7.7 for total industry A&E reserves.
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
In addition to the property and casualty group, the study encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. As a result of the study, AFG recorded a $9 million special charge (included in other expenses) to increase its (i) asbestos reserves by $3 million in recognition of a higher number of expected mesothelioma and lung cancer cases than had previously been estimated, partially offset by a decrease in the number of claims without serious injury and (ii) environmental reserves by $6 million due primarily to higher estimated costs with respect to several existing sites. At September 30, 2011, AFG had liabilities totaling $99 million for environmental and personal injury claims associated with its former railroad and manufacturing operations.
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
Annuity and Supplemental Insurance Operations Operating earnings before income taxes for the annuity and supplemental insurance segment decreased $9 million (16%) in the third quarter as higher earnings from growth in the annuity business and lower operating and general expenses were more than offset by the impact of the third quarter 2011 decrease in the stock market and, to a lesser extent, the accounting impact of lower interest rates on fixed indexed annuity (“FIA”) results. The $9 million (6%) increase in this segment’s pretax operating earnings for the first nine months of 2011 compared to the 2010 period was due primarily to higher earnings in the fixed annuity operations, especially the bank distribution channels, as well as higher earnings in the supplemental health insurance operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
A 14% decline in the S&P 500 Index during the third quarter of 2011 had a negative impact on variable and FIA results of approximately $8 million. FIA results for the 2011 third quarter were also adversely impacted by approximately $4 million due to the effect of the decline in interest rates on the fair value of FIA embedded derivatives. AFG expects that much of this negative impact will reverse over time. During the third quarter of 2010, the positive impact of an 11% increase in the S&P 500 Index was offset by the impact of a decline in interest rates on the fair value of the embedded derivatives.
AFG performs a review (“unlocking”) of its major actuarial assumptions throughout the year, with a more comprehensive review in the fourth quarter. These actuarial assumptions include management’s expectation of long-term reinvestment rates. No unlockings were recorded during the first nine months of 2011 and 2010. Given current market conditions, the effect of any such fourth quarter 2011 unlocking is not expected to be material to AFG.
Statutory Annuity Premiums The following table summarizes AFG’s annuity sales (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
403(b) Fixed and Indexed Annuities:
First Year	$3	$6	$14	$26
Renewal	34	35	122	122
Single Sum	23	35	58	86

Subtotal	60	76	194	234

Non-403(b) Indexed Annuities	495	221	1,206	504
Non-403(b) Fixed Annuities	74	106	196	365
Bank Annuities — Direct	63	165	278	361
Bank Annuities — Indirect	181	131	542	141
Variable Annuities	17	17	52	56

Total Annuity Premiums	$890	$716	$2,468	$1,661

“Bank Annuities — Direct” represent premiums generated by financial institutions appointed and serviced directly by AFG. “Bank Annuities — Indirect” represent premiums generated through banks by independent agents or brokers.
The increase in annuity premiums for the third quarter and first nine months of 2011 compared to the same periods in 2010 is attributable to increased sales of indexed annuities in the non-403(b) single premium market and higher sales through the indirect bank distribution channel.
Increased sales of indexed annuities reflects the industry trend towards indexed annuities and away from traditional fixed annuities, as well as AFG’s introduction of new indexed products and features. Management believes the decrease in “Bank Annuities — Direct” premiums in 2011 reflects AFG’s reduction in crediting rates, making certificates of deposit, competitors’ bank annuities and other investment options more competitive. AFG started selling through its indirect bank distribution channel in the second quarter of 2010. The increase in “Bank Annuities — Indirect” premiums for the 2011 third quarter reflects the addition of several new banks.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued
Life, Accident and Health Premiums and Benefits The following table summarizes AFG’s life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Premiums
Supplemental insurance operations
First year	$9	$14	$30	$52
Renewal	91	91	275	268
Life operations (in run-off)	7	7	19	20

	$107	$112	$324	$340

Benefits
Supplemental insurance operations	$81	$81	$245	$250
Life operations (in run-off)	9	9	30	29

	$90	$90	$275	$279

Investment Income The $14 million and $31 million increases in investment income for the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010 reflect higher average invested assets, primarily related to growth in the annuity business, partially offset by lower yields on fixed maturity investments. Investment income includes $6 million and $21 million in the third quarter and first nine months of 2011 and $14 million and $58 million in the third quarter and first nine months of 2010 of interest income earned on interest-only and similar MBS, primarily non-agency interest-only securities with interest rates that float inversely with short-term rates.
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
Realized Gains (Losses) on Securities Net realized gains (losses) on securities consisted of the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Realized gains (losses) before impairments:
Disposals	$30	$50	$93	$95
Change in the fair value of derivatives	(12)	22	(23)	34
Adjustments to annuity deferred policy acquisition costs and related items	—	(4)	(2)	(9)

	18	68	68	120

Impairment charges:
Securities	(14)	(15)	(55)	(68)
Adjustments to annuity deferred policy acquisition costs and related items	4	4	14	20

	(10)	(11)	(41)	(48)

	$8	$57	$27	$72

The change in fair value of derivatives includes net gains of $3 million in the third quarter and net losses of less than $1 million in the first nine months of 2011 and net gains of $25 million and $51 million in the third quarter and first nine months of 2010 from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note F — “Derivatives.”
Realized Losses on Subsidiaries In the third quarter of 2010, AFG recorded an impairment charge of $22 million resulting from management’s decision to de-emphasize the sale of supplemental health insurance products through career agents, including the sale of a marketing subsidiary. See Note I — “Goodwill and Other Intangibles.”
Other Income The decrease in other income for the third quarter and first nine months of 2011 compared to the 2010 periods reflects $16 million in income recorded in the third quarter of 2010 from the sale of real estate and the termination of leases by a tenant.
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
The $28 million and $43 million increases in annuity benefits for the third quarter and first nine months of 2011 compared to the 2010 periods reflect growth in the annuity business as well as the impact of the third quarter 2011 decline in interest rates and poor stock market performance on the fair value of derivatives related to the fixed index annuity business, partially offset by the impact of lower average crediting rates.
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
Interest Charges on Borrowed Money Interest expense increased $6 million (11%) during the first nine months of 2011 compared to the same period of 2010 reflecting AFG’s issuance of $132 million of 7% Senior Notes in September 2010.
Other Operating and General Expenses Other operating and general expenses for 2011 include a $9 million second quarter special charge to increase liabilities related to asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the study that resulted in the A&E charge, see “Special Asbestos and Environmental Reserve Charge” under Results of Operations — “Property and Casualty Insurance - Underwriting.” The A&E charge was offset by the impact of a $10 million recovery in the first quarter of 2011 on a prior property and casualty extracontractual obligation claim.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 3
Quantitative and Qualitative Disclosure of Market Risk
As of September 30, 2011, there were no material changes to the information provided in Item 7A — “Quantitative and Qualitative Disclosure of Market Risk” of AFG’s 2010 Form 10-K.
ITEM 4
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.
In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, AFG’s internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first nine months of 2011 as follows:

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs (a)
First Quarter	2,457,721	$34.04	2,457,721	10,250,706

Second Quarter	2,710,121	$34.79	2,710,121	7,540,585

July	534,800	$34.33	534,800	7,005,785

August	1,550,269	$31.76	1,550,269	5,455,516

September	550,375	$31.60	550,375	4,905,141

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in August 2010 and February 2011.
ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.

31(a)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of the Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of the Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002.

101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheet

(ii)	Consolidated Statement of Earnings

(iii)	Consolidated Statement of Changes in Equity

(iv)	Consolidated Statement of Changes in Cash Flows

(v)	Notes to Consolidated Financial Statements

AMERICAN FINANCIAL GROUP, INC. 10-Q
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

American Financial Group, Inc.
November 7, 2011	BY:	s/ Keith A. Jensen
Keith A. Jensen
Senior Vice President (principal financial and accounting officer)