Form 10-K
period 2011-12-31
AMERICAN FINANCIAL GROUP INC
filed 2012-02-28
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2011
Commission File No. 1-13653
AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
301 East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange and Nasdaq Global Select Market
7-1/8% Senior Debentures due February 3, 2034	New York Stock Exchange
7% Senior Notes due September 30, 2050	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Other securities for which reports are submitted pursuant to Section 15(d) of the Act:
9-7/8% Senior Notes due June 15, 2019
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non -voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $2.8 billion.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 97,895,717 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2012.

Documents Incorporated by Reference:
Proxy Statement for 2012 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).

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
•	changes in financial, political and economic conditions, including changes in interest and inflation rates, currency fluctuations and extended economic recessions or expansions in the U.S. and abroad;
•	performance of securities markets;
•	AFG’s ability to estimate accurately the likelihood, magnitude and timing of any losses in connection with investments in the non-agency residential mortgage market;
•	new legislation or declines in credit quality or credit ratings that could have a material impact on the valuation of securities in AFG’s investment portfolio;
•	the availability of capital;
•	regulatory actions (including changes in statutory accounting rules);
•	changes in the legal environment affecting AFG or its customers;
•	tax law and accounting changes;
•	levels of natural catastrophes and severe weather, terrorist activities (including any nuclear, biological, chemical or radiological events), incidents of war or losses resulting from civil unrest and other major losses;
•	development of insurance loss reserves and establishment of other reserves, particularly with respect to amounts associated with asbestos and environmental claims;
•	availability of reinsurance and ability of reinsurers to pay their obligations;
•	the unpredictability of possible future litigation if certain settlements of current litigation do not become effective;
•	trends in persistency, mortality and morbidity;
•	competitive pressures, including those in the annuity bank distribution channels, the ability to obtain adequate rates and policy terms; and
•	changes in AFG’s credit ratings or the financial strength ratings assigned by major ratings agencies to AFG’s operating subsidiaries.
The forward-looking statements herein are made only as of the date of this report. The Company assumes no obligation to publicly update any forward-looking statements.

PART I
ITEM 1
Business
Introduction
American Financial Group, Inc. (“AFG”) is a holding company that, through subsidiaries, is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of traditional fixed and indexed annuities and a variety of supplemental insurance products, such as Medicare supplement. Its address is 301 East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. SEC filings, news releases, AFG’s Code of Ethics applicable to directors, officers and employees and other information may be accessed free of charge through AFG’s Internet site at: www.AFGinc.com. (Information on AFG’s Internet site is not part of this Form 10-K.)
Property and Casualty Insurance Operations
General
AFG’s specialty property and casualty insurance operations consist of approximately 30 niche insurance businesses offering a wide range of commercial coverages. These businesses report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. These businesses are managed by experienced professionals in particular lines of business or customer groups and operate autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations employed approximately 5,200 persons as of December 31, 2011.
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
AFG’s statutory combined ratio averaged 87.4% for the period 2009 to 2011 as compared to 102.7% for the property and casualty industry over the same period (Source: “A.M. Best’s U.S. Property/Casualty — Review & Preview” — February 2012 Edition). AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

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
The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2011	2010	2009

Gross written premiums	$4,106	$3,589	$3,763
Ceded reinsurance	(1,336)	(1,181)	(1,452)

Net written premiums	$2,770	$2,408	$2,311

Net earned premiums	$2,759	$2,550	$2,412
Loss and LAE	1,694	1,457	1,187
Special asbestos and environmental (“A&E”) charge	50	—	—
Underwriting expenses	835	797	808

Underwriting gain	$180	$296	$417

GAAP ratios:
Loss and LAE ratio	63.2%	57.2%	49.2%
Underwriting expense ratio	30.2	31.3	33.5

Combined ratio	93.4%	88.5%	82.7%

Statutory ratios:
Loss and LAE ratio	60.4%	53.5%	46.2%
Underwriting expense ratio	32.3	33.8	36.1

Combined ratio	92.7%	87.3%	82.3%

Industry statutory combined ratio (a)
All lines	107.5%	101.0%	99.5%
Commercial lines	108.2%	102.7%	103.0%

(a)	Ratios are derived from “A.M. Best’s U.S. Property/Casualty — Review & Preview” (February 2012 Edition).
As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG’s insurance operations from catastrophes, primarily hailstorms, hurricanes and tornadoes, were $46 million in 2011, $49 million in 2010 and $18 million in 2009.
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 2.5% of AFG’s shareholders’ equity.

Property and Casualty Insurance Products
AFG is focused on growth opportunities in what it believes to be more profitable specialty businesses where AFG personnel are experts in particular lines of business or customer groups. The following are examples of AFG’s specialty businesses:

Property and Transportation

Inland and Ocean Marine	Provides coverage primarily for builders’ risk, contractors’ equipment, property, motor truck cargo, marine cargo, boat dealers, marina operators/dealers and excursion vessels.

Agricultural-related	Provides federally reinsured multi-peril crop (allied lines) insurance covering most perils as well as crop-hail, equine mortality and other coverages for full-time operating farms/ranches and agribusiness operations on a nationwide basis.

Commercial Automobile	Provides coverage for vehicles (such as buses and trucks) in a broad range of businesses including the moving and storage and transportation industries, and a specialized physical damage product for the trucking industry.

Specialty Casualty

Executive and Professional Liability	Markets coverage for directors and officers of businesses and non-profit organizations; errors and omissions; and provides non-U.S. medical malpractice insurance.

Umbrella and Excess Liability	Provides higher layer liability coverage in excess of primary layers.

Excess and Surplus	Provides liability, umbrella and excess coverage for unique, volatile or hard to place risks, using rates and forms that generally do not have to be approved by state insurance regulators.

General Liability	Provides coverage for contractor-related businesses, energy development and production risks, and environmental liability risks.

Targeted Programs	Includes coverage (primarily liability and property) for social service agencies, leisure, entertainment and non-profit organizations, customized solutions for other targeted markets and alternative risk programs using agency captives.

Workers’ Compensation	Provides coverage for prescribed benefits payable to employees who are injured on the job.

Specialty Financial

Fidelity and Surety	Provides fidelity and crime coverage for government, mercantile and financial institutions and surety coverage for various types of contractors and public and private corporations.

Lease and Loan Services	Provides coverage for insurance risk management programs for lending and leasing institutions, including equipment leasing and collateral and mortgage protection.

Management believes specialization is the key element to the underwriting success of these business units. These specialty businesses are opportunistic and their premium volume will vary based on prevailing market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets that meet its profitability objectives. For example, in July 2010, a majority-owned subsidiary of AFG acquired Vanliner Group, Inc. (“Vanliner”), a market leader in providing insurance for the moving and storage industry. Likewise, AFG will withdraw from markets that do not meet its profit objectives or business strategy, such as the withdrawal from certain program business in 2010 and 2011.
Premium Distribution
The following table shows the net written premiums by sub-segment for AFG’s property and casualty insurance operations for 2011 (net written premiums for 2007 are given to show changes over a four-year period)(dollars in millions):

	2011	2007
Property and transportation	$1,436	$1,132
Specialty casualty	867	1,022
Specialty financial	398	488
Other	69	70

	$2,770	$2,712

The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers in 2011 compared to 2007 is shown below. Amounts exclude business written under special arrangements on behalf of, and fully reinsured to, the purchasers of several divisions sold. Approximately 5% of AFG’s direct written premiums in 2011 were derived from non U.S.-based insurers, primarily Marketform, a majority-owned United Kingdom-based Lloyd’s insurer acquired in 2008.

	2011	2007
California	12.0%	14.7%
Illinois	8.0	6.1
Texas	6.8	8.0
New York	4.8	4.4
Florida	4.5	7.4
Kansas	4.1	3.2
Iowa	3.8	*
Missouri	3.2	2.1
Indiana	2.9	2.5
South Dakota	2.7	*
Pennsylvania	2.6%	2.4%
Ohio	2.4	2.3
Georgia	2.4	2.3
Nebraska	2.3	2.0
North Carolina	2.2	2.3
North Dakota	2.2	*
New Jersey	2.1	2.1
Minnesota	2.1	*
Oklahoma	2.0	2.7
Other	26.9	35.5

	100.0%	100.0%

(*)	less than 2%, included in “Other”
Ratings
The following table shows independent ratings and 2011 net written premiums (in millions) of AFG’s major property and casualty insurance subsidiaries. Such ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. During 2010, AFG’s principal property and casualty insurance companies were upgraded by Standard & Poor’s (“S&P”) to A+. AFG believes that maintaining an S&P rating of at least “A-” is important to compete successfully in certain lines of business.

	Ratings		Net Written
Company	AM Best	S&P	Premiums
Great American Pool(*)	A	A+	$1,847
National Interstate	A	not rated	442
Marketform Lloyd’s Syndicate	A	A+	146
Republic Indemnity	A	A+	135
Mid-Continent	A	A+	127
American Empire Surplus Lines	A+	A+	35
Other			38

			$2,770

(*)	The Great American Pool represents Great American Insurance Company (“GAI”) and 10 subsidiaries.

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
In addition to the large line capacity and catastrophe reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade or better S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 11% of AFG’s total reinsurance recoverable (net of payables to reinsurers) at December 31, 2011: Everest Reinsurance Company, Munich Reinsurance America, Inc. and Swiss Reinsurance America Corporation. In addition, AFG has a reinsurance recoverable from Ohio Casualty Insurance Company of $212 million related to that company’s purchase of AFG’s commercial lines business in 1998.
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
The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions) as of January 1, 2012:

	Retention	Reinsurance
Coverage	Maximum	Coverage(a)
California Workers’ Compensation	$3	$147
Other Workers’ Compensation	2	48
Commercial Umbrella	4	46
Property — General	3	98
Property — Catastrophe	26	154

(a)	Reinsurance covers substantial portions of losses in excess of retention. However, in general, losses resulting from terrorism are not covered.

In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation (“FCIC”). The FCIC offers both proportional (or “quota share”) and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 15% to 25% of gross written premium with the FCIC. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit sharing provision. During 2011, AFG reinsured 52.5% of premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. AFG expects to utilize similar levels of reinsurance in 2012. In 2010 and 2009, AFG reinsured approximately 50% and 90%, respectively, of premiums not reinsured by the FCIC.
Included in the Balance Sheet caption “recoverables from reinsurers” were approximately $72 million on paid losses and LAE and $2.2 billion on unpaid losses and LAE at December 31, 2011. These amounts are net of allowances of approximately $26 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.
Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2011	2010	2009
Reinsurance ceded	$1,336	$1,181	$1,452
Reinsurance ceded, excluding crop	652	727	680
Reinsurance assumed — including involuntary pools and associations	45	47	32
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

The following table presents the development of AFG’s liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2011. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years, particularly with regard to A&E charges, settlements and reallocations as detailed below. The middle line shows a cumulative deficiency (redundancy), which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. See Note O - “Insurance - Property and Casualty Insurance Reserves” to the financial statements for an analysis of changes in AFG’s estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Liability for unpaid losses and loss adjustment expenses:
As originally estimated	$3,338	$3,466	$2,901	$3,155	$3,619	$3,791	$3,868	$4,154	$3,899	$4,164	$4,282
As re-estimated at December 31, 2011	$4,306	$4,289	$3,444	$3,310	$3,332	$3,280	$3,268	$3,756	$3,673	$4,095	N/A

Liability re-estimated:
One year later	104.5%	104.4%	104.9%	106.3%	98.4%	97.4%	93.6%	95.2%	96.0%	98.3%
Two years later	110.0%	109.7%	114.0%	106.1%	98.8%	92.3%	89.7%	91.6%	94.2%
Three years later	113.8%	118.0%	114.7%	107.7%	95.2%	89.5%	85.8%	90.4%
Four years later	121.1%	118.8%	118.0%	106.0%	93.6%	87.0%	84.5%
Five years later	122.8%	122.1%	118.5%	105.5%	92.1%	86.5%
Six years later	126.5%	123.0%	118.8%	104.4%	92.1%
Seven years later	127.7%	123.6%	117.9%	104.9%
Eight years later	128.6%	123.1%	118.7%
Nine years later	128.2%	123.7%
Ten years later	129.0%

Cumulative deficiency (redundancy) (a)	29.0%	23.7%	18.7%	4.9%	(7.9%)	(13.5%)	(15.5%)	(9.6%)	(5.8%)	(1.7%)	N/A

Cumulative paid as of:
One year later	32.7%	42.2%	27.3%	25.4%	23.5%	22.3%	21.0%	24.0%	21.3%	23.3%
Two years later	61.3%	60.9%	46.4%	40.8%	37.5%	34.8%	32.9%	37.2%	35.9%
Three years later	74.4%	72.7%	58.8%	52.4%	46.9%	43.6%	41.6%	47.0%
Four years later	82.8%	80.3%	68.5%	60.1%	53.6%	49.9%	47.5%
Five years later	88.4%	86.2%	75.2%	65.6%	58.7%	54.2%
Six years later	93.4%	90.7%	80.1%	70.5%	62.1%
Seven years later	97.0%	94.2%	84.4%	73.8%
Eight years later	100.1%	96.9%	87.4%
Nine years later	102.7%	99.1%
Ten years later	104.8%

(a) Cumulative deficiency (redundancy):

Special A&E charges, settlements and reallocations	9.4%	8.2%	9.8%	9.1%	2.9%	2.8%	1.6%	1.2%	1.3%	1.2%
Other	19.6%	15.5%	8.9%	(4.2%)	(10.8%)	(16.3%)	(17.1%)	(10.8%)	(7.1%)	(2.9%)

Total	29.0%	23.7%	18.7%	4.9%	(7.9%)	(13.5%)	(15.5%)	(9.6%)	(5.8%)	(1.7%)	N/A

The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
As originally estimated:
Net liability shown above	$3,338	$3,466	$2,901	$3,155	$3,619	$3,791	$3,868	$4,154	$3,899	$4,164	$4,282
Add reinsurance recoverables	1,525	1,804	2,059	2,234	2,243	2,309	2,300	2,610	2,513	2,249	2,238

Gross liability	$4,863	$5,270	$4,960	$5,389	$5,862	$6,100	$6,168	$6,764	$6,412	$6,413	$6,520

As re-estimated at December 31, 2011:
Net liability shown above	$4,306	$4,289	$3,444	$3,310	$3,332	$3,280	$3,268	$3,756	$3,673	$4,095
Add reinsurance recoverables	2,516	2,626	2,750	2,544	2,323	2,141	1,933	2,281	1,983	2,007

Gross liability	$6,822	$6,915	$6,194	$5,854	$5,655	$5,421	$5,201	$6,037	$5,656	$6,102	N/A

Gross cumulative Deficiency (redundancy) (a)	40.3%	31.2%	24.9%	8.6%	(3.5%)	(11.1%)	(15.7%)	(10.7%)	(11.8%)	(4.8%)	N/A

(a) Gross cumulative deficiency (redundancy):

Special A&E charges, settlements and reallocations	7.4%	6.2%	6.7%	6.1%	2.1%	2.1%	1.0%	0.7%	0.7%	0.8%
Other	32.9%	25.0%	18.2%	2.5%	(5.6%)	(13.2%)	(16.7%)	(11.4%)	(12.5%)	(5.6%)

Total	40.3%	31.2%	24.9%	8.6%	(3.5%)	(11.1%)	(15.7%)	(10.7%)	(11.8%)	(4.8%)	N/A

In evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFG’s $50 million special A&E charge related to losses recorded in 2011, but incurred before 2001, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.
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
The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2011 are as follows (in millions):

Liability reported on a SAP basis, net of $157 million of retroactive reinsurance	$3,749
Reinsurance recoverables, net of allowance	2,238
Other, including reserves of foreign insurers	533

Liability reported on a GAAP basis	$6,520

Asbestos and Environmental (“A&E”) Reserves AFG’s property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written more than twenty-five years ago. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Item 7 — “Management’s Discussion and Analysis” — “Uncertainties — Asbestos and Environmental— related Insurance Reserves” and Note M — “Contingencies” to the financial statements.
Management has conducted comprehensive studies of its asbestos and environmental reserves with the aid of outside actuarial and engineering firms and specialty outside counsel every two years with an in-depth internal review during the intervening years. Charges resulting from these studies and reviews are included in “Incurred losses and LAE” in the table below. The 2011 comprehensive study relied on a ground-up exposure analysis and considered products and non-products exposures, paid claims history, the pattern of new claims, settlements and projected development. As a result of the study, AFG recorded a $50 million special charge (net of reinsurance) in the second quarter of 2011 to increase the property and casualty group’s A&E reserves. During the course of the in-depth internal review in 2010, there were no newly identified emerging trends or issues that management believes significantly impacted the overall adequacy of AFG’s A&E reserves. Likewise, the 2009 comprehensive study resulted in only minor adjustments to A&E reserves. For a discussion of the A&E reserve strengthening, see “Management’s Discussion and Analysis” — “Results of Operations — Asbestos and Environmental Reserve Charges.”
The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2011	2010	2009

Reserves at beginning of year	$342	$378	$399
Incurred losses and LAE	50	8	4
Paid losses and LAE	(30)	(44)	(25)

Reserves at end of year, net of reinsurance recoverable	362	342	378

Reinsurance recoverable, net of allowance	92	74	79

Gross reserves at end of year	$454	$416	$457

Marketing
The property and casualty insurance group directs its sales efforts primarily through independent property and casualty insurance agents and brokers, although small portions are written through employee agents. Independent agents and brokers generally receive a commission on the sale of each policy. Some agents and brokers are eligible for a bonus commission based on the overall profitability of policies placed with AFG by the broker or agent in a particular year. The property and casualty insurance group writes insurance through several thousand agents and brokers.
Competition
AFG’s property and casualty insurance businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. See Item 1A - “Risk Factors.” They also compete with self-insurance plans, captive programs and risk retention groups. Due to the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Financial strength ratings, price, commissions and profit sharing terms are also important factors. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped AFG compete successfully.
Annuity and Supplemental Insurance Operations
General
AFG’s annuity and supplemental insurance operations are conducted through Great American Financial Resources, Inc. (“GAFRI”). GAFRI’s primary insurance subsidiaries include Great American Life Insurance Company (“GALIC”), Annuity Investors Life Insurance Company (“AILIC”), United Teacher Associates Insurance Company (“UTA”) and Loyal American Life Insurance Company (“Loyal”). These companies market retirement products, primarily fixed and indexed annuities, and various forms of supplemental insurance such as Medicare supplement. All of these companies sell their products through independent producers. GAFRI and its subsidiaries employed approximately 800 persons at December 31, 2011.
Following is certain information concerning GAFRI’s largest subsidiaries (dollars in millions).

		2011
		Statutory	Policies	Ratings
Company	Principal Products	Premiums	In Force	AM Best	S&P

GALIC	Fixed and indexed annuities	$2,803	392,000	A	A+
AILIC	Fixed and indexed annuities	301	137,000	A	A+
UTA	Supplemental insurance	206	194,000	B++	not rated
Loyal	Supplemental insurance	103	132,000	A-	not rated
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

Statutory premiums of AFG’s annuity and supplemental insurance companies over the last three years were as follows (in millions):

	Premiums
	2011	2010	2009

Non-403(b) indexed annuities	$1,549	$735	$402
Non-403(b) fixed annuities	239	430	294
Bank fixed annuities	971	737	314
403(b) fixed and indexed annuities	257	305	337
Variable annuities	70	73	87

Total annuities	3,086	2,280	1,434
Supplemental insurance	384	402	390
Life insurance	35	39	44

Total	$3,505	$2,721	$1,868

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
Supplemental and Life Insurance Products
AFG offers a variety of supplemental insurance products primarily to individuals age 55 and older. Principal products include coverage for Medicare supplement, cancer and accidental injury. These products are sold primarily through independent agents, including a former captive career agency force that was sold by AFG in the fourth quarter of 2010. At December 31, 2011, AFG’s reserves related to Medicare supplement, cancer, accidental injury and similar products were $191 million, net of reinsurance recoverables.
AFG ceased new sales of long-term care insurance beginning in January 2010. Renewal premiums on approximately 60,000 policies will be accepted unless those policies lapse. At December 31, 2011, AFG’s long-term care insurance reserves were $490 million, net of reinsurance recoverables.

Although AFG no longer actively markets new life insurance products, it continues to service and receive renewal premiums on its in-force block of approximately 211,000 policies and $21 billion gross ($5 billion net) of life insurance in force at December 31, 2011. At December 31, 2011, AFG’s life insurance reserves were $492 million, net of reinsurance recoverables.
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
AFG sells its single premium non-403(b) fixed rate annuities, excluding bank production (discussed below), primarily through a network of approximately 100 national marketing organizations (“NMOs”) and managing general agents (“MGAs”) who, in turn, direct over 1,500 actively producing agents.
In 2011, AFG began selling its 403(b) fixed rate annuities directly through writing agents rather than through NMOs and MGAs as it had historically done. AFG believes that, by eliminating the costs associated with NMOs and MGAs in this market segment, it will be able to increase sales by offering higher crediting rates to policyholders and higher commissions to writing agents while still reducing its overall costs.
AFG also sells non-403(b) fixed rate annuities in banks through independent agents and brokers, as well as through direct relationships with certain financial institutions.
Premiums generated through AFG’s direct relationship with PNC Bank and through Regions Bank and BB&T by independent brokers were the largest individual sources of annuity premiums in 2011 and accounted for approximately 11%, 11% and 7%, respectively, of AFG’s overall annuity premiums in 2011.
AFG is licensed to sell its fixed annuity products in all states except New York; it is licensed to sell its variable products in all states except New York and Vermont. In 2011, the only states that accounted for 5% or more of AFG’s annuity premiums were Florida (11%), California (9%), Michigan (6%), Pennsylvania (5%) and Ohio (5%). At December 31, 2011, AFG had approximately 448,000 annuity policies in force.
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
No single insurer dominates the markets in which AFG’s annuity and supplemental insurance businesses compete. See Item 1A — “Risk Factors.” Competitors include (i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions. In a broader sense, AFG’s annuity and supplemental insurance businesses compete for retirement savings with a variety of financial institutions offering a full range of financial services. In the bank annuity market, AFG’s annuities compete directly against competitors’ bank annuities, certificates of deposit and other investment alternatives at the point of sale.
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

Other Operations
Through subsidiaries, AFG is engaged in a variety of other operations, including commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), Whitefield, New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina), Palm Beach (Sailfish Marina and Resort), Florida City, Florida (retail commercial development) and apartments in Louisville and Pittsburgh. These operations employed approximately 500 full-time employees at December 31, 2011.
Investment Portfolio
General
A summary of AFG’s fixed maturities and equity securities is shown in Note E to the financial statements. For additional information on AFG’s investments, see Item 7 — Management’s Discussion and Analysis — “Investments.” Portfolio yields are shown below.

	2011	2010	2009

Yield on Fixed Maturities (a):
Excluding realized gains and losses	5.7%	6.2%	6.9%
Including realized gains and losses	5.8%	6.6%	6.8%

Yield on Equity Securities (a):
Excluding realized gains and losses	4.8%	5.0%	5.0%
Including realized gains and losses	18.5%	15.8%	20.7%

(a)	Based on amortized cost; excludes effects of changes in unrealized gains and losses. Realized losses include impairment charges.
The table below compares total returns, which include changes in fair value, on AFG’s fixed maturities and equity securities to comparable public indices. While there are no directly comparable indices to AFG’s portfolio, the two shown below are widely used benchmarks in the financial services industry. Both AFG’s performance and the indices include changes in unrealized gains and losses.

	2011	2010	2009

Total return on AFG’s fixed maturities	7.7%	10.9%	21.1%
Barclays Capital U.S. Universal Bond Index	7.4%	7.2%	8.6%

Total return on AFG’s equity securities	6.9%	17.4%	48.0%
Standard & Poor’s 500 Index	2.1%	15.1%	26.5%
Fixed Maturity Investments
AFG’s bond portfolio is invested primarily in taxable bonds. The following table shows AFG’s available for sale fixed maturities by Standard & Poor’s Corporation or comparable rating as of December 31, 2011 (dollars in millions).

	Amortized	Fair Value
S&P or comparable rating	Cost	Amount	%

AAA, AA, A	$13,847	$14,820	68%
BBB	4,422	4,745	22

Total investment grade	18,269	19,565	90

BB	667	638	3
B	584	547	3
CCC, CC, C	720	723	3
D	322	334	2

Total non-investment grade	2,293	2,242	11

Total	$20,562	$21,807	100%

At December 31, 2011, approximately 77% of AFG’s mortgage-backed securities (“MBS”), having a fair value of $6.8 billion, were rated investment grade (BBB or better) by major rating firms. The National Association of Insurance Commissioners (“NAIC”) has retained third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2011, 97% (based on statutory carrying value of $6.5 billion) of AFG’s MBS portfolio held by its insurance companies had an NAIC designation of 1 or 2 (the highest of the six designations).
Equity Investments
At December 31, 2011, AFG held common and perpetual preferred stocks with a fair value of $928 million, the largest of which was a $130 million common stock investment in Verisk Analytics, Inc. (“Verisk”), a provider of risk information for insurance companies. AFG recorded after-tax gains of $49 million in 2011, $17 million in 2010 and $49 million in 2009 on sales of a portion of its investment in Verisk.
Regulation
AFG’s insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2012 from its insurance subsidiaries without seeking regulatory clearance is approximately $546 million.
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
Marketform, AFG’s UK-based Lloyd’s insurer, is subject to regulation by the European Union’s executive body, the European Commission. In 2014, Marketform will be required to adopt new capital adequacy and risk management regulations known as Solvency II. Implementation is not expected to be material to AFG.
Most states have created insurance guaranty associations to provide for the payment of claims of insurance companies that become insolvent. Annual guaranty assessments for AFG’s insurance companies have not been material.

ITEM 1A
Risk Factors
In addition to the other information set forth in this report, the following factors could materially affect AFG’s business, financial condition, cash flows or future results. Any one of these factors could cause AFG’s actual results to vary materially from recent results or from anticipated future results. The risks described below are not the only risks facing AFG. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect AFG’s business, financial condition and/or operating results.
Adverse developments in the financial markets and deterioration in global economic conditions could have a material adverse effect on AFG’s results of operations and financial condition.
The highly volatile debt and equity markets, lack of liquidity, widening credit spreads and the collapse of several financial institutions during 2008 and early 2009 resulted in significant realized and unrealized losses in AFG’s investment portfolio. Although domestic economic conditions and financial markets have improved, financial markets continue to be volatile and there is continued uncertainty with regards to the global economy, particularly in Europe. See Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” — “European Debt Exposure.” At December 31, 2011, AFG’s net unrealized gain on fixed maturity investments was $1.2 billion consisting of gross gains of $1.5 billion and gross losses of $249 million. Although AFG intends to hold its investments with unrealized losses until they recover in value, its intent may change for a variety of reasons as discussed in Item 7 — “Management’s Discussion and Analysis” — “Investments.” A change in AFG’s ability or intent with regard to a security in an unrealized loss position would result in the recognition of a realized loss.
AFG’s investment performance could also be adversely impacted by the types of investments, industry groups and/or individual securities in which it invests. As of December 31, 2011, 87% of AFG’s investment portfolio was invested in fixed maturity securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. AFG’s equity securities, which represent 4% of its investment portfolio, are subject to market price volatility.
MBS represented about one-third of AFG’s fixed maturity securities at December 31, 2011. AFG’s MBS portfolio will continue to be impacted by general economic conditions, including unemployment levels, real estate values and other factors that could negatively affect the creditworthiness of borrowers. MBS in which the underlying collateral is subprime mortgages represented 3% of AFG’s total fixed maturity portfolio at December 31, 2011; MBS in which the underlying collateral is Alt-A mortgages (risk profile between prime and subprime) represented approximately 3%. See Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” — “Fixed Maturity Portfolio.”
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
AFG’s annuity and supplemental insurance businesses compete with individual insurers and insurance groups, mutual funds and other financial institutions. Competitors include the following companies and/or their subsidiaries: ING Life Insurance and Annuity Company, Metropolitan Life Insurance Company, American International Group Inc., Western National Life Insurance Company, Life Insurance Company of the Southwest, Midland National Life Insurance Company, Allianz Life Insurance Company of North America, Aviva Life and Annuity Company, Mutual of Omaha Insurance Company and Bankers Life and Casualty Company. Bank annuity premiums represented approximately one-third of AFG’s annuity premiums in 2011 and have been a key driver in the growth of AFG’s annuity business over the last three years. Approximately 89% of AFG’s bank annuity premiums in 2011 were generated through three large banks. Although AFG has been able to add several new banks in 2010 and 2011, the failure to replace these banks if they significantly reduce sales of AFG annuitites could adversely impact AFG’s future profitability. In the bank annuity market, AFG competes directly against competitors’ bank annuities, certificates of deposit and other investment alternatives at the point of sale.
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
AFG relies on the use of reinsurance to limit the amount of risk it retains. The following amounts of gross property and casualty premiums have been ceded to other insurers: 2011 — $1.3 billion (33%); 2010 — $1.2 billion (33%) and 2009 — $1.5 billion (39%). The availability and cost of reinsurance are subject to prevailing market conditions, which are beyond AFG’s control and which may affect AFG’s level of business and profitablility. AFG also reinsures the death benefits above certain retained amounts on its run-off life insurance business. AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds if any reinsurer is unable to meet its obligations under agreements covering the reinsurance ceded.
AFG is subject to comprehensive regulation, and its ability to earn profits may be restricted by these regulations.
As previously discussed under Item 1 — “Business” — “Regulation,” AFG is subject to comprehensive regulation by government agencies in the states and countries where its insurance company subsidiaries are domiciled and where these subsidiaries issue policies and handle claims. AFG must obtain prior approval for certain corporate actions. The regulations may limit AFG’s ability to obtain rate increases or take other actions designed to increase AFG’s profitability. Such regulation is primarily intended for the protection of policyholders rather than securityholders.
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
As discussed under Item 1 — “Business” — “Property and Casualty Insurance Operations” and Item 1 - “Business” — “Annuity and Supplemental Insurance Operations — General,” financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales. A downgrade out of the “A” category in AFG’s insurers’ claims-paying and financial strength ratings could significantly reduce AFG’s business volumes in certain lines of business, adversely impact AFG’s ability to access the capital markets and increase AFG’s borrowing costs.
The continued threat of terrorism and ongoing military and other actions, as well as civil unrest, may adversely affect AFG’s financial results.
The continued threat of terrorism, both within the United States and abroad, and the ongoing military and other actions and heightened security measures in response to these types of threats, as well as civil unrest, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause losses from insurance claims related to AFG’s property and casualty and life insurance operations with adverse financial consequences. In addition, some of the assets in AFG’s investment portfolios may be adversely affected by declines in the capital markets and economic activity caused by the continued threat of terrorism, ongoing military and other action, heightened security measures and civil unrest.

AFG may experience difficulties with technology or data security, which could have an adverse effect on its business or reputation.
AFG uses computer systems to store, retrieve, evaluate and utilize company and customer data and information. Systems failures or outages could compromise AFG’s ability to perform business functions in a timely manner, which could harm its ability to conduct business and hurt its relationships with business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, AFG’s systems may be inaccessible to employees, customers or business partners for an extended period of time. Even if AFG’s employees are able to report to work, they may be unable to perform their duties for an extended period of time if the Company’s data or systems are disabled or destroyed.
Despite the implementation of security measures, these systems may also be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of security could have a material adverse effect on AFG’s business or reputation and could subject AFG to liability if confidential customer information is misappropriated from its computer systems.
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
AFG recorded catastrophe losses of $46 million in 2011 (primarily from tornadoes), $49 million in 2010 (primarily from hailstorms) and $18 million in 2009 (primarily from tornadoes). Catastrophes (some of which are seasonal) can be caused by natural events such as hurricanes, windstorms, tornadoes, floods, hailstorms, severe winter weather, earthquakes, explosions and fire, and by man-made events, such as terrorist attacks and riots. While not considered a catastrophe by industry standards, droughts could also have a significant adverse impact on AFG’s crop insurance results. The extent of losses from a catastrophe is a function of the amount of insured exposure in the area affected by the event and the severity of the event. In addition, certain catastrophes could result in both property and non-property claims from the same event. A severe catastrophe or a series of catastrophes could result in losses exceeding AFG’s reinsurance protection and may have a material adverse impact on its results of operations or financial condition.
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
Weather conditions and the level of crop prices in the commodities market heavily impact AFG’s crop insurance business. These factors are inherently unpredictable and could result in significant volatility in the results of the crop insurance business from one year to the next. AFG’s crop results could also be negatively impacted by pests and disease.
Exposure to asbestos or environmental claims could materially adversely affect AFG’s results of operations and financial condition.
AFG has asbestos and environmental (“A&E”) exposures arising from its insurance operations and former railroad and manufacturing operations. A&E liabilities are especially difficult to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Claimants continue to assert new theories of recovery, and from time to time, there is proposed state and federal legislation regarding A&E liability, which would also affect AFG’s exposure. If AFG has not established adequate reserves to cover future claims, AFG’s results of operations and financial condition could be materially adversely affected.
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
The earnings on certain products sold by AFG’s annuity and supplemental insurance business depend significantly upon the extent to which actual experience is consistent with the assumptions used in setting reserves and establishing and amortizing deferred policy acquisition costs (“DPAC”). These assumptions relate to investment yields (and spreads over fixed annuity crediting rates), mortality, surrenders, annuitizations, morbidity (frequency and severity of sickness), policy persistency (percentage of policies remaining in force), and, on some policies, the ability to obtain price increases. Developing such assumptions is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. These assumptions, and therefore AFG’s results of operations, could be negatively impacted by changes in any of the factors listed above. Although charges related to changes in these assumptions were immaterial in 2011, AFG recorded a $25 million pretax charge in 2010 due primarily to the impact of changes in assumptions related to future investment yields and annuitization and death benefits partially offset by the impact of lower expected expenses and crediting rates in the fixed annuity business.

AFG’s ability to get price increases and appropriate investment yields on its closed block of long-term care policies may adversely affect AFG’s profitability.
AFG ceased writing new long-term care insurance policies in January 2010. Previous policies written are guaranteed renewable, but can be re-priced to reflect adverse experience, subject to regulatory approval. Inability to get needed regulatory approval may adversely impact AFG’s results of operations.
In addition, given the duration of the long-term care product, AFG may be unable to purchase appropriate assets with cash flows and durations necessary to match those of future claims in that business.
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
The three-year revolving credit facility under which AFG can borrow up to $500 million expires in August 2013. There is no assurance that this facility will be renewed. In addition, AFG’s access to funds through this facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under this agreement during 2011.
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
AFG and its subsidiaries are named as defendants in a number of lawsuits. See Item 1 — “Business” — “Property and Casualty Insurance Operations — Asbestos and Environmental (“A&E”) Reserves,” Item 3 — “Legal Proceedings,” and Item 7 — “Management’s Discussion and Analysis” — “Uncertainties.” Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain and could result in liabilities that may vary from amounts AFG has currently recorded and a material variance could have a material effect on AFG’s business, operations, profitability or financial condition.

Certain shareholders exercise substantial control over AFG’s affairs, which may impede a change of control transaction.
Carl H. Lindner III and S. Craig Lindner are each Co-Chief Executive Officers and Directors of AFG. Carl H. Lindner III and S. Craig Lindner beneficially own 8.7% and 6.6%, respectively, of AFG’s outstanding Common Stock as of February 1, 2012. As a result, certain members of the Lindner family have the ability to exercise significant influence over AFG’s management, including over matters requiring shareholder approval.
The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.
The price of AFG’s Common Stock, listed on the NYSE and Nasdaq Global Select Market, constantly changes. During 2011, AFG’s Common Stock traded at prices ranging between $29.45 and $37.50. AFG’s Common Stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include but are not limited to:
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
AFG’s insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including Great American’s and GAFRI’s home offices in Cincinnati. In 2011, AFG consolidated operations from several leased and owned locations in downtown Cincinnati into a new office tower in that city subject to a 15-year lease. National Interstate occupies approximately 90% of the 177,000 square feet of office space on 17.5 acres of land that it owns in Richfield, Ohio. See Item 1 — “Business” — “Other Operations” for a discussion of AFG’s other commercial real estate operations.
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
During 2007, the Bankruptcy Court confirmed the A. P. Green Plan of Reorganization which includes the injunction required by Great American’s settlement agreement. Certain parties subsequently appealed the confirmation.
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

	2011		2010
	High	Low	High	Low

First Quarter	$35.21	$32.19	$28.64	$23.90
Second Quarter	36.19	33.94	30.25	25.40
Third Quarter	36.05	29.45	30.88	26.69
Fourth Quarter	37.50	29.66	32.75	30.04
There were approximately 7,200 shareholders of record of AFG Common Stock at February 1, 2012. AFG declared and paid quarterly dividends of $.1625 per share in January, April and July 2011. In August 2011, AFG increased its quarterly dividend to $.175 and declared and paid its first dividend at that rate in October 2011. In 2010, AFG declared and paid quarterly dividends of $.1375 per share in January, April and July and $.1625 per share in October. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.
Issuer Purchases of Equity Securities AFG repurchased shares of its common stock during 2011 as follows:

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs (a)

First Quarter	2,457,721	$34.04	2,457,721	10,250,706

Second Quarter	2,710,121	$34.79	2,710,121	7,540,585

Third Quarter	2,635,444	$32.25	2,635,444	4,905,141

October	152,700	$31.09	152,700	4,752,441

November	727,000	$35.17	727,000	4,025,441

December	598,400	$36.20	598,400	3,427,041

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in August 2010 and February 2011. In February 2012, AFG’s Board of Directors authorized the repurchase of five million additional shares.
In addition, AFG acquired 2,467 shares of its common stock (at $36.48 per share) in October 2011, 1,900 shares (at $35.73 per share) in November 2011, and 16,384 shares (at an average of $36.62 per share) in December 2011 in connection with its stock incentive plans.

ITEM 6
Selected Financial Data
The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).

	2011	2010	2009	2008	2007
Earnings Statement Data (a):
Total Revenues	$4,750	$4,497	$4,320	$4,293	$4,379
Operating Earnings Before Income Taxes	560	689	812	316	639
Earnings from Continuing Operations	320	423	530	200	413
Discontinued Operations	—	—	—	—	2
Less: Net Earnings (Loss) Attributable to Noncontrolling Interests	(23)	(56)	11	4	32
Net Earnings Attributable to Shareholders	343	479	519	196	383

Basic Earnings Per Common Share:
Earnings from Continuing Operations	$3.39	$4.38	$4.49	$1.71	$3.24
Discontinued Operations	—	—	—	—	.01
Net Earnings Attributable to Shareholders	3.39	4.38	4.49	1.71	3.25

Diluted Earnings Per Common Share:
Earnings from Continuing Operations	$3.33	$4.33	$4.45	$1.67	$3.09
Discontinued Operations	—	—	—	—	.01
Net Earnings Attributable to Shareholders	3.33	4.33	4.45	1.67	3.10

Cash Dividends Paid Per Share of Common Stock	$.6625	$.575	$.52	$.50	$.40

Ratio of Earnings to Fixed Charges Including Annuity Benefits (b)	1.95	2.41	2.58	1.63	2.40

Balance Sheet Data (a):
Total Assets	$36,042	$32,454	$27,683	$26,428	$25,808
Long-term Debt	934	952	828	1,030	937
Shareholders’ Equity	4,545	4,470	3,781	2,490	3,046

(a)	New accounting guidance issued by the Financial Accounting Standards Board limits the types of costs incurred in issuing or renewing insurance contracts that can be deferred. AFG will adopt this guidance retrospectively on January 1, 2012. See Note A — “Accounting Policies — Recent Accounting Standards” to the financial statements for disclosures of the impact of adopting the guidance.

(b)	Fixed charges are computed on a “total enterprise” basis. For purposes of calculating the ratios, “earnings” have been computed by adding to pretax earnings the fixed charges and the noncontrolling interests in earnings of subsidiaries having fixed charges and the undistributed equity in losses of investees. Fixed charges include interest (including annuity benefits as indicated), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor.

The ratio of earnings to fixed charges excluding annuity benefits was 6.61, 9.09, 11.06, 4.75 and 8.49 for 2011, 2010, 2009, 2008 and 2007, respectively. Although the ratio of earnings to fixed charges excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, some investors and lenders may not consider interest credited to annuity policyholders’ accounts a borrowing cost for an insurance company, and accordingly, believe this ratio is meaningful.

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
As discussed in Note A — “Accounting Policies — Recent Accounting Standards,” certain historical amounts presented herein will be retrospectively restated in 2012 to reflect the adoption of new accounting guidance related to deferred policy acquisition costs (“DPAC”).
OVERVIEW
Financial Condition
AFG is organized as a holding company with almost all of its operations being conducted by subsidiaries. AFG, however, has continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends, and taxes. Therefore, certain analyses are best done on a parent-only basis while others are best done on a total enterprise basis. In addition, because most of its businesses are financial in nature, AFG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.
At December 31, 2011, AFG (parent) held approximately $456 million in cash and securities and had $500 million available under a bank line of credit expiring in August 2013.
Results of Operations
Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses and in the sale of traditional fixed and indexed annuities and a variety of supplemental insurance products such as Medicare supplement.
The property and casualty business is cyclical in nature with periods of high competition resulting in low premium rates, sometimes referred to as a “soft market” or “downcycle” followed by periods of reduced competition and higher premium rates, referred to as a “hard market” or “upcycle.” For the past several years, AFG’s property and casualty insurance operations have experienced soft market conditions.
AFG reported net earnings attributable to shareholders of $343 million ($3.33 per share diluted) in 2011 compared to $479 million ($4.33 per share diluted) in 2010.

Improved operating results in the annuity and supplemental insurance group were more than offset by a second quarter 2011 special charge to strengthen reserves for asbestos and other environmental exposures, primarily within the property and casualty run-off operations, lower underwriting profit and lower investment income in the on-going property and casualty operations and a fourth quarter charge for a valuation allowance against deferred tax assets.
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
Reserves for future policy benefits related to AFG’s closed block of long-term care business are established (and related acquisition costs are amortized) over the life of the policies based on policy benefit assumptions as of the date of issuance, including investment yields, mortality, morbidity, persistency, and expenses. Once these assumptions are established for a given policy or group of policies, they are not changed over the life of the policy unless a loss recognition event (premium deficiency) occurs. Loss recognition occurs when, based on current expectations as of the measurement date, existing contract liabilities plus the present value of future premiums, including reasonably expected rate increases, are not expected to cover the present value of future claims payments and related settlement and maintenance costs as well as unamortized acquisition costs. Adverse changes in any of the reserve assumptions in future periods could result in loss recognition and charges to earnings for AFG’s long-term care business.

LIQUIDITY AND CAPITAL RESOURCES
Ratios AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions). Management intends to maintain the ratio of debt to capital at or below 25% and intends to maintain the capital of its significant insurance subsidiaries at or above levels currently indicated by rating agencies as appropriate for the current ratings.

	December 31,
	2011	2010
Long-term debt	$934	$952
Total capital	5,017	5,050
Ratio of debt to total capital:
Including debt secured by real estate	18.6%	18.9%
Excluding debt secured by real estate	17.6%	17.8%
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
AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.95 for the year ended December 31, 2011. Excluding annuity benefits, this ratio was 6.61 for 2011. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.
The NAIC’s model law for risk based capital (“RBC”) applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2011, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements.
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
During 2011, AFG repurchased 9.3 million shares of its Common Stock for $315 million. During 2010, AFG issued $132 million of 7% Senior Notes due 2050 and repurchased 10.3 million shares of its Common Stock for $292 million. During 2009, AFG retired $136 million of 7-1/8% Senior Debentures at maturity, issued $350 million of 9-7/8% Senior Notes due 2019 and repurchased 3.3 million shares of its Common Stock for $81 million.
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

Subsidiary Liquidity Great American Life Insurance Company (“GALIC”), a wholly-owned annuity and supplemental insurance subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity and supplemental insurance operations with a substantial additional source of liquidity. In the fourth quarter of 2011, the FHLB advanced GALIC $240 million at interest rates ranging from .02% to .03% over LIBOR (average rate of .31% at December 31, 2011). These advances must be repaid within 5 to 7 years, but GALIC has the option to prepay all or a portion of the advances on a monthly basis. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.
National Interstate Corporation (“NATL”), a 52%-owned property and casualty insurance subsidiary, can borrow up to $75 million, subject to certain conditions, under an unsecured credit agreement expiring in December 2012. Amounts borrowed bear interest at rates ranging from .45% to .9% (currently .65%) over LIBOR based on NATL’s credit rating. There was $22 million outstanding under this agreement at December 31, 2011. The maximum outstanding balance under this agreement during 2011 was $22 million.
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
In the annuity business, where profitability is largely dependent on earning a “spread” between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling new policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At December 31, 2011, the average crediting rate on AFG’s annuities was approximately 3.1%, while the average GMIR was approximately 2.5%. This margin provides AFG the flexibility to lower its crediting rates by up to 60 basis points on average in the future should market interest rates continue to remain low for a long period of time.
For statutory accounting purposes, equity securities of non-affiliates are generally carried at fair value. At December 31, 2011, AFG’s insurance companies owned publicly traded equity securities with a fair value of $895 million. In addition, GAI’s investment in NATL common stock had a fair value of $252 million and a statutory carrying value of $199 million at December 31, 2011. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.
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

		Within			More than
	Total	One Year	2-3 Years	4-5 Years	5 Years
Annuity, life, accident and health liabilities (a)	$17,147	$1,618	$3,230	$3,905	$8,394
Property and casualty unpaid losses and loss adjustment expenses (b)	6,520	1,700	1,800	1,100	1,920
Long-term debt, including interest	2,096	107	165	200	1,624
Operating leases	412	52	93	70	197

Total (c)	$26,175	$3,477	$5,288	$5,275	$12,135

(a)	Reserve projections include anticipated cash benefit payments only. Projections do not include any impact for future earnings or additional premiums.

(b)	Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $2.2 billion as follows: Within 1 year — $600 million; 2-3 years - $600 million; 4-5 years — $400 million; and thereafter — $638 million. Actual payments and their timing could differ significantly from these estimates.

(c)	AFG’s $74 million liability for unrecognized tax benefits (including $15 million in interest) as of December 31, 2011, is not included because the period of payment cannot be reliably estimated.
AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2011.
Off-Balance Sheet Arrangements See Note P — “Additional Information — Financial Instruments with Off-Balance Sheet Risk” to the financial statements.
Investments AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.
AFG’s investment portfolio at December 31, 2011, contained $21.8 billion in “Fixed maturities” classified as available for sale and $928 million in “Equity securities”, all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $440 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.
As detailed under “Net Unrealized Gain on Marketable Securities” in Note E to the financial statements, unrealized gains and losses on AFG’s fixed maturity and equity securities are included in Shareholders’ Equity after adjustments for related changes in DPAC and certain liabilities related to annuities, noncontrolling interests and deferred income taxes. DPAC applicable to annuity products is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding increases or decreases (net of tax) included in accumulated other comprehensive income in AFG’s Balance Sheet.
Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2011, the average life of AFG’s fixed maturities was about six years.
Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities (“MBS”), which comprise approximately 30% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 93% are priced using pricing services and the balance is priced primarily using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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
Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. In addition, the Company communicates directly with the pricing service regarding the methods and assumptions used in pricing, including verifying, on a test basis, the inputs used by the service to value specific securities. Prices obtained from a broker or pricing service are adjusted only in cases where they are deemed not to be representative of an appropriate exit price (fewer than 1% of the securities).
In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31, 2011 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$22,247
Pretax impact on fair value of 100 bps increase in interest rates	$(1,046)
Pretax impact as % of total fixed maturity portfolio	(4.7%)
Approximately 90% of the fixed maturities held by AFG at December 31, 2011, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.
MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Although interest rates have been low for the last few years, a weak housing market and uncertain economic conditions have led to tighter lending standards, which have resulted in fewer buyers being able to refinance the mortgages underlying much of AFG’s non-agency RMBS portfolio.

Summarized information for AFG’s MBS (including those classified as trading) at December 31, 2011, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed rate mortgages. The average life of the residential and commercial MBS is approximately 4 and 5 years, respectively.

					% Rated
	Amortized		Fair Value as	Unrealized	Investment
Collateral type	Cost	Fair Value	% of Cost	Gain (Loss)	Grade
Residential:
Agency-backed	$340	$354	104%	$14	100%
Non-agency prime	2,058	2,112	103	54	68
Alt-A	787	739	94	(48)	44
Subprime	686	653	95	(33)	29
Commercial	2,665	2,877	108	212	100
Other	22	25	114	3	48

	$6,558	$6,760	103%	$202	77%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2011, 97% (based on statutory carrying value of $6.5 billion) of AFG’s MBS securities had an NAIC designation of 1 or 2.
Municipal bonds represented approximately 18% of AFG’s fixed maturity portfolio at December 31, 2011. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2011, approximately 80% of the municipal bond portfolio was held in revenue bonds, with the remaining 20% held in general obligation bonds. State general obligation securities of California, Illinois, New Jersey and New York collectively represented only 2% of this portfolio.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2011, is shown in the following table (dollars in millions). Approximately $133 million of available for sale “Fixed maturities” and $36 million of “Equity securities” had no unrealized gains or losses at December 31, 2011.

	Securities	Securities
	With	With
	Unrealized	Unrealized
	Gains	Losses
Available for Sale Fixed Maturities
Fair value of securities	$18,623	$3,051
Amortized cost of securities	$17,129	$3,300
Gross unrealized gain (loss)	$1,494	$(249)
Fair value as % of amortized cost	109%	92%
Number of security positions	3,763	846
Number individually exceeding $2 million gain or loss	146	11
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$388	$(186)
Banks, savings and credit institutions	85	(33)
Gas and electric services	172	(2)
States and municipalities	267	(3)
Percentage rated investment grade	94%	62%

Equity Securities
Fair value of securities	$665	$227
Cost of securities	$453	$255
Gross unrealized gain (loss)	$212 (*)	$(28)
Fair value as % of cost	147%	89%
Number of security positions	131	83
Number individually exceeding $2 million gain or loss	12	4

(*)	Includes $121 million on AFG’s investment in Verisk Analytics, Inc.
The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2011, based on their fair values. Asset- backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities	Securities
	with	with
	Unrealized	Unrealized
Maturity	Gains	Losses
One year or less	3%	1%
After one year through five years	26	19
After five years through ten years	35	15
After ten years	10	5

	74	40
Mortgage-backed securities (average life of approximately four years)	26	60

	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
Fixed Maturities at December 31, 2011	Value	Gain (Loss)	Basis

Securities with unrealized gains:
Exceeding $500,000 (841 issues)	$10,121	$1,093	112%
$500,000 or less (2,922 issues)	8,502	401	105

	$18,623	$1,494	109%

Securities with unrealized losses:
Exceeding $500,000 (151 issues)	$982	$(164)	86%
$500,000 or less (695 issues)	2,069	(85)	96

	$3,051	$(249)	92%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

			Fair
	Aggregate	Aggregate	Value as
	Fair	Unrealized	% of Cost
Securities with Unrealized Losses at December 31, 2011	Value	Loss	Basis

Investment grade fixed maturities with losses for:
Less than one year (292 issues)	$1,528	$(52)	97%
One year or longer (129 issues)	367	(41)	90

	$1,895	$(93)	95%

Non-investment grade fixed maturities with losses for:
Less than one year (250 issues)	$859	$(58)	94%
One year or longer (175 issues)	297	(98)	75

	$1,156	$(156)	88%

Common equity securities with losses for:
Less than one year (61 issues)	$169	$(19)	90%
One year or longer (4 issues)	4	(1)	80

	$173	$(20)	90%

Perpetual preferred equity securities with losses for:
Less than one year (9 issues)	$23	$(1)	96%
One year or longer (9 issues)	31	(7)	82

	$54	$(8)	87%

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

Based on its analysis of the factors listed above, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2011. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for “other-than-temporary” impairment, see Management’s Discussion and Analysis — “Results of Operations — Realized Gains (Losses) on Securities.”
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

	Gross Loss Reserves at December 31, 2011
				Total
	Case	IBNR	LAE	Reserve
Statutory Line of Business
Other liability — occurrence	$507	$1,268	$265	$2,040
Workers’ compensation	744	348	130	1,222
Special property (fire, allied lines, inland marine, earthquake)	527	30	25	582
Other liability — claims made	210	272	61	543
Commercial auto/truck liability/medical	162	253	87	502
Commercial multi-peril	142	92	88	322
Other lines	191	337	167	695

Total Statutory Reserves	2,483	2,600	823	5,906

Adjustments for GAAP:
Reserves of foreign operations	285	270	7	562
Deferred gains on retroactive reinsurance	—	74	—	74
Loss reserve discounting	(20)	—	—	(20)
Other	(1)	(1)	—	(2)

Total Adjustments for GAAP	264	343	7	614

Total GAAP Reserves	$2,747	$2,943	$830	$6,520

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system that can eliminate the risk of actual ultimate results differing from such estimates. As shown in footnote (a) to the reserve development table (loss triangle) on page 8, the original estimates of AFG’s liability for losses and loss adjustment expenses, net of reinsurance, over the past 10 years have developed through December 31, 2011, to be deficient (for three years) by as much as 19.6% and redundant (for seven years) by as much as 17.1% (excluding the effect of special charges for asbestos and environmental exposures). This development illustrates the historical impact caused by variability in factors considered in estimating insurance reserves.
Following is a discussion of certain critical variables affecting the estimation of loss reserves of the more significant long-tail lines of business (asbestos and environmental liabilities are separately discussed below). Many other variables may also impact ultimate claim costs.
An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. However, future results could vary due to an unexpected change in the underlying cost trends. This unexpected change could arise from a variety of sources including a general increase in economic inflation, inflation from social programs, new medical technologies, or other factors such as those listed below in connection with AFG’s largest lines of business. It is not possible to isolate and measure the potential impact of just one of these variables, and future cost trends could be partially impacted by several such variables. However, it is reasonable to address the sensitivity of the reserves to potential impact from changes in these variables by measuring the effect of a possible overall 1% change in future cost trends that may be caused by one or more variables. Utilizing the effect of a 1% change in overall cost trends enables changes greater than 1% to be estimated by extrapolation. Each additional 1% change in the cost trend would increase the effect on net earnings by an amount slightly (about 4%) greater than the effect of the previous 1%. For example, if a 1% change in cost trends in a line of business would change net earnings by $20 million, a 2% change would change net earnings by approximately $41 million.

The estimated cumulative impact that a 1% change in cost trends would have on net earnings is shown below (in millions).

Effect of 1%
Change in
Line of business	Cost Trends
Other liability — occurrence	$17
Workers’ compensation	23
Other liability — claims made	9
Commercial auto/truck liability/medical	6
Commercial multi-peril	4
The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2011, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.

	5-yr. Average	Net Reserves(**)	Effect on Net
	Development(*)	December 31, 2011	Earnings(**)

Other liability — occurrence	(5.5%)	$742	$41
Workers’ compensation	(.8%)	838	7
Other liability — claims made	(5.9%)	398	23
Commercial auto/truck liability/ medical	(2.6%)	361	9
Commercial multi-peril	.9%	192	(2)

(*)	Unfavorable (favorable), net of tax effect.

(**)	Excludes asbestos and environmental liabilities.
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
AFG recorded favorable development of $50 million in 2011, $108 million in 2010 and $55 million in 2009 related to its other liability-occurrence coverage where both the frequency and severity of claims were lower than previously projected.
While management applies the actuarial methods mentioned above, more judgment is involved in arriving at the final reserve to be held. For recent accident years, more weight is given to the Bornhuetter-Ferguson method.
Uncertainty has emerged regarding AFG’s potential exposure for claims arising from the use of Chinese drywall. The potential exposure arises from insured policyholders who may have been associated with the installation of Chinese drywall in residential construction. AFG continues to monitor judicial decisions and settlements in this evolving area and is evaluating the possible implications of recent events on its potential exposure. While the ultimate liability is uncertain, management believes that AFG’s reserves for claims arising from the use of Chinese drywall are adequate.

Workers’ Compensation
This long-tail line of business provides coverage to employees who may be injured in the course of employment. Some of the important variables affecting estimation of loss reserves for workers’ compensation include:
•	Legislative actions and regulatory interpretations
•	Future medical cost inflation
•	Economic conditions
•	Timing of claims reporting
Approximately one-half of AFG’s workers’ compensation business is currently written in California. Major reforms passed by the California state legislature in 2003 and in 2004 reduced employer premiums and set treatment standards for injured workers in that state. AFG’s subsidiary that writes workers’ compensation business in California recorded favorable prior year loss development of $5 million in 2011, $11 million in 2010 and $20 million in 2009 due primarily to the business written in California prior to 2008.
For several years after the reforms, the impact on claim settlements was more favorable than originally anticipated for claims incurred in 2003 to 2007, resulting in favorable development through 2011. However, this trend has subsided and the favorable development has flattened for more recent years. In both California and countrywide, economic conditions over the last couple years have led to longer duration of claims resulting in higher claim severity.
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
Other Liability — Claims Made
This long-tail line of business consists mostly of directors’ and officers’ liability. Some of the important variables affecting estimation of loss reserves for other liability — claims made include:
•	Litigious climate
•	Economic conditions
•	Variability of stock prices
•	Magnitude of jury awards
The general state of the economy and the variability of the stock price of the insured can affect the frequency and severity of shareholder class action suits that trigger coverage under directors’ and officers’ liability policies. Recent economic conditions have led to increased claims for small account business and not-for-profit organizations.
AFG recorded favorable prior year loss development of $66 million in 2011, $40 million in 2010 and $26 million in 2009 on its directors’ and officers’ liability business as claim severity was significantly less than expected for claims incurred prior to 2010. Claims incurred in 2010 have developed adversely as economic conditions have driven severity higher than originally anticipated. The legal professional liability business, which has been in run-off since 2008, had favorable development of $17 million in 2011, $18 million in 2010 and $14 million in 2009 after several years of modest adverse development; as this run-off liability has matured, the claim severity trends have stabilized.
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
AFG recorded favorable prior year loss development of $8 million in 2011, $26 million in 2010 and $6 million in 2009 for this line of business as claim severity was lower than in prior assumptions.
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
AFG recorded adverse prior year loss development of $13 million in 2011 and $19 million in 2010 after having favorable development of $2 million in 2009. The adverse development resulted from higher claim frequency and severity in a block of program business related to motel/hotel, apartments, restaurants, taverns and recreation. This adverse development more than offset favorable development in coverage for non-profit organizations of $6 million in 2011, $13 million in 2010 and $11 million in 2009 as claim severity was less than anticipated.
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

Marketform recorded adverse prior year reserve development of $44 million in 2011, $55 million in 2010 and $56 million in 2009 related primarily to its Italian public hospital medical malpractice business, which it ceased writing in 2008. The development resulted from significant issues related to third party administration of claims and a challenging legal environment in Italy. Management believes that current reserves, which represent its best estimate of future liabilities, are adequate. Nonetheless, it concluded that sufficient uncertainty exists with respect to Italian public hospital medical malpractice reserves to leave open the 2007 year of account, in accordance with Lloyd’s provisions until a larger percentage of claims have been paid and the ultimate liabilities can be estimated with greater certainty. Included in AFG’s liability for unpaid losses and loss adjustment expenses at December 31, 2011, are reserves of $126 million related to this business.
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
The following table illustrates the effect that purchasing reinsurance has had on AFG’s combined ratio over the last three years.

	2011	2010	2009
Before reinsurance (gross)	88.5%	85.2%	86.0%
Effect of reinsurance	4.9	3.3	(3.3)

Actual (net of reinsurance)	93.4%	88.5%	82.7%

Asbestos and Environmental-related (“A&E”) Insurance Reserves Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2011	2010
Asbestos	$292	$276
Environmental	70	66

A&E reserves, net of reinsurance recoverable	362	342
Reinsurance recoverable, net of allowance	92	74

Gross A&E reserves	$454	$416

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
Approximately 59% of AFG’s net asbestos reserves relate to policies written directly by AFG subsidiaries. Claims from these policies generally are product oriented claims with only a limited amount of non-product exposures, and are dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants. The remainder is assumed reinsurance business that includes exposures for the periods 1954 to 1983. The asbestos and environmental assumed claims are ceded by various insurance companies under reinsurance treaties. A majority of the individual assumed claims have exposures of less than $100,000 to AFG. Asbestos losses assumed include some of the industry known manufacturers, distributors and installers. Pollution losses include industry known insured names and sites.
Establishing reserves for A&E claims relating to policies and participations in reinsurance treaties and former operations is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used and a range of reasonably possible losses cannot be estimated. Case reserves and expense reserves are established by the claims department as specific policies are identified. In addition to the case reserves established for known claims, management establishes additional reserves for claims not yet known or reported and for possible development on known claims. These additional reserves are management’s best estimate based on periodic comprehensive studies and internal reviews adjusted for payments and identifiable changes, supplemented by management’s review of industry information about such claims, with due consideration to individual claim situations.
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

While management believes that AFG’s reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims, the impact of recent bankruptcy filings, and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, how claims are to be allocated among triggered policies and implicated years, and whether claimants who exhibit no signs of illness will be successful in pursuing their claims. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net income by approximately $17 million.
AFG tracks its A&E claims by policyholder. The following table shows, by type of claim, the number of policyholders that did not receive any payments in the calendar year separate from policyholders that did receive a payment. Policyholder counts represent policies written by AFG subsidiaries and do not include assumed reinsurance.

	2011	2010	2009
Number of policyholders with no payments:
Asbestos	113	122	71
Environmental	98	132	156

	211	254	227

Number of policyholders with payments:
Asbestos	58	54	110
Environmental	26	20	22

	84	74	132

Total	295	328	359

Amounts paid (net of amounts received from reinsurers) for asbestos and environmental claims, including loss adjustment expenses, were as follows (in millions):

	2011	2010	2009
Asbestos	$13	$27	$11
Environmental	17	17	14

Total	$30	$44	$25

The survival ratio is a measure often used by industry analysts to compare A&E reserves strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2011, AFG’s three year survival ratios were 17.4 times paid losses for the asbestos reserves and 11.0 times paid losses for the total A&E reserves. Excluding amounts associated with the settlements of asbestos-related coverage litigation for A.P. Green Industries (see Item 3 — “Legal Proceedings”) and another large claim, AFG’s three year survival ratios were 10.9 and 7.6 times paid losses for the asbestos reserves and total A&E reserves, respectively. Data published by Conning Research & Consulting in June 2012 indicate that industry survival ratios were 8.5 for asbestos reserves and 7.8 for total A&E reserves at December 31, 2010.
AFG has conducted comprehensive studies of its asbestos and environmental reserves with the aid of outside actuarial and engineering firms and specialty outside counsel every two years with an in-depth internal review during the intervening years.
In the second quarter of 2011, AFG completed a comprehensive study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty group and its exposures related to former railroad and manufacturing operations and sites. The study relied on a ground-up exposure analysis. With respect to asbestos, it considered products and non-products exposures, paid claims history, the pattern of new claims, settlements and projected development. As a result of the study, AFG recorded a $50 million special charge (net of reinsurance) to increase the property and casualty group’s asbestos reserves by $28 million and its environmental reserves by $22 million. The property and casualty group’s asbestos reserves increase related primarily to exposures on business assumed from other insurers resulting from an increase in anticipated aggregate exposures in several large settlements involving several insurers in which AFG has a small proportional share. Some insurers have settled long-standing asbestos exposures with their insureds and are seeking payment from reinsurers. Asbestos reserves related to the property and casualty group’s direct asbestos exposures were increased to reflect higher frequency and severity of mesothelioma and other cancer claims as well as increased defense costs on many of these claims. These trends were partially offset by a decline in the number of claims without serious injury and fewer new claims that required payment being reported to AFG. The increase in the property and casualty group’s environmental reserves was attributed primarily to a small number of increases on specific environmental claims at several sites. During the second quarter of 2010, an in-depth internal review of AFG’s A&E exposures was completed by AFG’s internal A&E claims specialists and actuaries in consultation with external actuaries and specialty outside counsel. During the second quarter of 2009, AFG completed a comprehensive study of its A&E exposures with the assistance of outside actuarial and engineering firms and specialty outside counsel. The 2010 in-depth internal review and the 2009 comprehensive study resulted in only minor adjustments to the A&E reserves. See Management’s Discussion and Analysis — “Results of Operations — Asbestos and Environmental Reserve Charges” for the amount of A&E reserve strengthening recorded in 2011, 2010 and 2009.
Supplemental Insurance Reserves — Long-term Care AFG, as well as other companies selling long-term care products have relatively limited claims, lapse, and mortality experience over extended periods, making it difficult to predict future claims. Long-term care claims tend to be much higher in dollar amount and longer in duration than other health care products such as Medicare supplement. In addition, long-term care claims are incurred much later in the life of a policy than most other supplemental health products. These factors make it difficult to appropriately price this product and were instrumental in AFG’s decision to stop writing new policies beginning in January 2010. AFG’s long-term care products have level premiums and are guaranteed renewable. Premium rates can potentially be increased in reaction to adverse experience. However, any rate increases would require regulatory approval.
Reserves for future policy benefits under long-term care policies are established (and related acquisition costs are amortized) over the life of the policies based on policy benefit assumptions as of the date of issuance, including investment yields, mortality, morbidity, persistency, and expenses. Once these assumptions are established for a given policy or group of policies, they are not changed over the life of the policy unless a loss recognition event (premium deficiency) occurs. Loss recognition occurs when, based on current expectations as of the measurement date, existing contract liabilities plus the present value of future premiums, including reasonably expected rate increases, are not expected to cover the present value of future claims payments and related settlement and maintenance costs as well as unamortized acquisition costs. Based on loss recognition testing at December 31, 2011, AFG’s long-term care reserves plus the present value of future premiums exceeded claims costs and unamortized acquisition expenses by approximately $25 million. Adverse changes in any of the reserve assumptions in future periods could result in loss recognition for AFG’s long-term care business. For example, a 1% change in claims costs or a 0.1% change in investment yields in all future periods, excluding their effect on the Company’s ability to achieve future rate increases, would each impact the December 31, 2011, “excess” described above by approximately $10 million. Once the “excess” is reduced to zero, the impact of adverse changes in assumptions is recorded as a charge to earnings as either a reduction in unamortized acquisition costs or an increase to contract reserves, net of any reinsurance recoverable.
Contingencies related to Subsidiaries’ Former Operations The A&E studies and reviews discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by GAFRI. Charges resulting from the A&E studies and review were less than $10 million in 2011, 2010 and 2009. Liabilities for claims and contingencies arising from these former operations totaled $92 million at December 31, 2011. For a discussion of the uncertainties in determining the ultimate liability, see Note M — “Contingencies” to the financial statements.

MANAGED INVESTMENT ENTITIES
Beginning in 2010, accounting standards require AFG to consolidate its investments in collateralized loan obligation (“CLO”) entities that it manages and owns an interest in (in the form of debt). See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities.” The effect of consolidating these entities is shown in the tables below (in millions). The “Before CLO Consolidation” columns include AFG’s investment and earnings in the CLOs on an unconsolidated basis.
CONDENSED CONSOLIDATING BALANCE SHEET

		Managed
	Before CLO	Investment	Consol.		Consolidated
	Consolidation	Entities	Entries		As Reported
December 31, 2011
Assets:
Cash and other investments	$25,675	$—	$(98	)(a)	$25,577
Assets of managed investment entities	—	3,058	—		3,058
Other assets	7,407	—	—		7,407

Total assets	$33,082	$3,058	$(98)		$36,042

Liabilities:
Unpaid losses, loss adjustment expenses and unearned premiums	$8,004	$—	$—		$8,004
Annuity, life, accident and health benefits and reserves	17,147	—	—		17,147
Liabilities of managed investment entities	—	2,885	(98	)(a)	2,787
Long-term debt and other liabilities	3,413	—	—		3,413

Total liabilities	28,564	2,885	(98)		31,351

Shareholders’ Equity:
Common Stock and Capital surplus	1,219	—	—		1,219
Retained earnings:
Appropriated — managed investment entities	—	173	—		173
Unappropriated	2,596	—	—		2,596
Accumulated other comprehensive income	557	—	—		557

Total shareholders’equity	4,372	173	—		4,545
Noncontrolling interests	146	—	—		146

Total equity	4,518	173	—		4,691

Total liabilities and equity	$33,082	$3,058	$(98)		$36,042

December 31, 2010
Assets:
Cash and other investments	$22,687	$—	$(17	)(a)	$22,670
Assets of managed investment entities	—	2,537	—		2,537
Other assets	7,247	—	—		7,247

Total assets	$29,934	$2,537	$(17)		$32,454

Liabilities:
Unpaid losses, loss adjustment expenses and unearned premiums	$7,947	$—	$—		$7,947
Annuity, life, accident and health benefits and reserves	14,555	—	—		14,555
Liabilities of managed investment entities	—	2,340	(17	)(a)	2,323
Long-term debt and other liabilities	3,009	—	—		3,009

Total liabilities	25,511	2,340	(17)		27,834

Shareholders’ Equity:
Common Stock and Capital surplus	1,271	—	—		1,271
Retained earnings:
Appropriated — managed investment entities	—	197	—		197
Unappropriated	2,523	—	—		2,523
Accumulated other comprehensive income	479	—	—		479

Total shareholders’ equity	4,273	197	—		4,470
Noncontrolling interests	150	—	—		150

Total equity	4,423	197	—		4,620

Total liabilities and equity	$29,934	$2,537	$(17)		$32,454

(a)	Elimination of the fair value of AFG’s investment in CLOs.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

		Managed
	Before CLO	Investment	Consol.		Consolidated
	Consolidation(a)	Entities	Entries		As Reported
Year ended December 31, 2011
Revenues:
Insurance premiums	$3,189	$—	$—		$3,189
Investment income	1,247	—	(6	)(b)	1,241
Realized gains (losses) on securities	76	—	—		76
Realized gains (losses) on subsidiaries	(3)	—	—		(3)
Income (loss) of managed investment entities:
Investment income	—	105	—		105
Loss on change in fair value of assets/liabilities	—	(29)	(4	)(b)	(33)
Other income	194	—	(19	)(c)	175

Total revenues	4,703	76	(29)		4,750

Costs and Expenses:
Insurance benefits and expenses	3,671	—	—		3,671
Expenses of managed investment entities	—	100	(29	)(b)(c)	71
Interest on borrowed money and other expenses	448	—	—		448

Total costs and expenses	4,119	100	(29)		4,190

Operating earnings before income taxes	584	(24)	—		560
Provision for income taxes	240	—	—		240

Net earnings, including noncontrolling interests	344	(24)	—		320
Less: Net earnings (loss) attributable to noncontrolling interests	1	—	(24	)(d)	(23)

Net Earnings Attributable to Shareholders	$343	$(24)	$24		$343

Year ended December 31, 2010
Revenues:
Insurance premiums	$3,001	$—	$—		$3,001
Investment income	1,208	—	(17	)(b)	1,191
Realized gains (losses) on securities	101	—	—		101
Realized gains(losses) on subsidiaries	(13)	—	—		(13)
Income (loss) of managed investment entities:
Investment income	—	93	—		93
Loss on change in fair value of assets/liabilities	—	(80)	10	(b)	(70)
Other income	209	—	(15	)(c)	194

Total revenues	4,506	13	(22)		4,497

Costs and Expenses:
Insurance benefits and expenses	3,297	—	—		3,297
Expenses of managed investment entities	—	77	(22	)(b)(c)	55
Interest on borrowed money and other expenses	456	—	—		456

Total costs and expenses	3,753	77	(22)		3,808

Operating earnings before income taxes	753	(64)	—		689
Provision for income taxes	266	—	—		266

Net earnings, including noncontrolling interests	487	(64)	—		423
Less: Net earnings (loss) attributable to noncontrolling interests	8	—	(64	)(d)	(56)

Net Earnings Attributable to Shareholders	$479	$(64)	$64		$479

(a)	Includes $6 million and $17 million in 2011 and 2010, respectively, in investment income representing the change in fair value of AFG’s CLO investments plus $19 million and $15 million in 2011 and 2010, respectively, in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $10 million and $7 million 2011 and 2010, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

RESULTS OF OPERATIONS — THREE YEARS ENDED DECEMBER 31, 2011
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

	2011	2010	2009
Core net operating earnings	$364	$433	$493
Realized gains (a)	45	46	26
Special asbestos and environmental (“A&E”) charge(a)	(38)	—	—
Valuation allowance against deferred tax assets(b)	(28)	—	—

Net earnings attributable to shareholders	$343	$479	$519

Diluted per share amounts:
Core net operating earnings	$3.53	$3.92	$4.23
Realized gains	.45	.41	.22
Special asbestos and environmental charge	(.37)	—	—
Valuation allowance against deferred tax assets	(.28)	—	—

Net earnings attributable to shareholders	$3.33	$4.33	$4.45

(a)	The tax effects of reconciling items are shown below (in millions):

	2011	2010	2009
Realized gains	$(27)	$(36)	$(8)
Special A&E charge	21	—	—
In addition, realized gains are shown net of noncontrolling interests of ($1 million) in 2011, ($6 million) in 2010 and ($4 million) in 2009.

(b)	The valuation allowance is net of $6 million in noncontrolling interest.
Net earnings attributable to shareholders and core net earnings decreased in 2011 compared to 2010 due primarily to lower underwriting profit and lower investment income in the property and casualty insurance operations partially offset by increased earnings in the annuity and supplemental operations. Net earnings attributable to shareholders were also impacted by a second quarter 2011 special A&E charge and a fourth quarter 2011 charge for a valuation allowance against deferred tax assets.
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
Property and Casualty Insurance — Underwriting AFG reports its property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.
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
AFG’s combined ratio has been better than the industry average for twenty-four of the last twenty-six years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.
Premiums and combined ratios for AFG’s property and casualty insurance operations were as follows (dollars in millions):

	2011	2010	2009
Gross Written Premiums
Property and transportation	$2,273	$1,778	$1,816
Specialty casualty	1,302	1,295	1,394
Specialty financial	529	514	557
Other	2	2	(4)

	$4,106	$3,589	$3,763

Net Written Premiums
Property and transportation	$1,436	$1,159	$872
Specialty casualty	867	864	923
Specialty financial	398	323	448
Other	69	62	68

	$2,770	$2,408	$2,311

Combined Ratios
Property and transportation	92.0%	88.0%	74.1%
Specialty casualty	95.5	94.6	93.2
Specialty financial	85.1	74.8	74.1
Total Specialty	91.6	88.0	82.4
Aggregate (including discontinued lines)	93.4%	88.5%	82.7%
Gross and net written premiums increased in 2011 compared to 2010 due primarily to higher premiums in the Property and transportation segment, particularly the crop and transportation businesses. In addition, higher net written premiums in 2011 reflect the impact of a third quarter 2010 reinsurance transaction in the Specialty financial group. Overall renewal rate momentum in the Specialty insurance operations was positive during the fourth quarter of 2011.
The Specialty insurance operations generated an underwriting profit of $231 million in 2011, $77 million lower than in 2010. Lower favorable reserve development, poor results in a block of program business and lower profitability in the crop operations were partially offset by improved results in the excess and surplus businesses. Results for 2011 include $120 million (4.3 points on the combined ratio) of favorable reserve development compared to $170 million (6.7 points) in 2010. Catastrophe losses totaled $46 million (1.7 points) in 2011 compared to $49 million (1.9 points) in 2010.
Gross written premiums decreased 5% in 2010 compared to 2009 due primarily to competitive pressures and lower spring agricultural commodity prices. Premiums resulting from National Interstate’s third quarter acquisition of Vanliner, premium growth from Marketform and higher fall agricultural commodity prices partially offset these declines. The increase in net written premiums in 2010 compared to 2009 is a result of decreased cessions under the crop reinsurance agreement, partially offset by the decline in premiums resulting from the reinsurance transaction in the Specialty financial group. Excluding crop operations, gross and net written premiums decreased 2% and 5%, respectively, in 2010 compared to 2009. Average renewal rates in the Specialty insurance operations during 2010 were flat compared to the prior year.
The Specialty insurance operations generated an underwriting profit of $308 million in 2010, $116 million lower than in 2009. In addition to soft market conditions, the reduced profit in 2010 compared to 2009 reflects a $35 million decrease in favorable prior year reserve development and a $31 million increase in catastrophe losses. Results for 2010 include 6.7 points of favorable reserve development compared to 8.5 points in 2009 and 1.9 points of catastrophe losses compared to .7 points in 2009.

Property and transportation gross and net written premiums increased in 2011 when compared to 2010 as a result of higher crop premiums resulting from higher spring agricultural commodity prices as well as additional premiums related to National Interstate’s acquisition of Vanliner in July 2010. This group reported an underwriting profit of $113 million, $27 million lower than in 2010. Lower underwriting profits in the crop, property and inland marine and transportation businesses were partially offset by lower catastrophe losses. Catastrophe losses for this group were $32 million (2.3 points) in 2011 compared to $39 million (3.3 points) in 2010.
Gross written premiums for 2010 declined from 2009 primarily as a result of lower spring commodity prices that had the effect of lowering AFG’s crop premium volume. These declines were partially offset by additional premiums from the Vanliner acquisition. AFG returned to historical levels of 50% cessions under its crop reinsurance agreement in 2010, compared to 90% in 2009, contributing to a substantial increase in this group’s net written premiums. Excluding crop, this group’s net written premiums for 2010 increased 9% from 2009, primarily as a result of the Vanliner acquisition. This group reported an underwriting profit of $140 million in 2010, $96 million lower than in 2009 due primarily to lower favorable reserve development and higher catastrophe losses. Results for 2010 include 2.3 points of favorable reserve development compared to 5.7 points in 2009 and 3.3 points of catastrophe losses in 2010 compared to minimal catastrophe losses in 2009.
Specialty casualty gross and net written premiums for 2011 were up slightly when compared to the 2010 period. Growth in the international operations and higher premiums in the excess and surplus and targeted markets operations more than offset the non-renewal of two major programs that did not meet return thresholds and a decision to exit the excess workers’ compensation business. This group reported an underwriting profit of $39 million in 2011, $8 million lower than the prior year. Improved results in the excess and surplus businesses were more than offset by underwriting losses in a block of program business and an $18 million decrease in favorable reserve development.
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
Underwriting results for 2011, 2010 and 2009 include $44 million, $55 million and $56 million, respectively, in adverse reserve development related to Marketform, primarily its run-off Italian public hospital medical malpractice business.
Specialty financial net written premiums in 2011 were higher when compared to 2010 due primarily to the impact of a third quarter 2010 reinsurance transaction that involved the sale of unearned premiums related to the automotive lines of business. This group reported an underwriting profit of $61 million in 2011, $51 million lower than in 2010. Lower favorable reserve development, primarily in the run-off automobile residual value insurance (“RVI”) business, contributed to this decline.

Gross written premiums decreased in 2010 compared to 2009, reflecting the decision to exit certain automotive lines of business in 2009. During the third quarter of 2010, AFG ceded the unearned premium related to these businesses in a reinsurance transaction, which resulted in a reduction of approximately $100 million in net written premiums. Specialty financial underwriting profit was $112 million in 2010 compared to $134 million in 2009. The lower underwriting profit in 2010 reflects $51 million less of favorable prior year reserve development in the RVI operations than was recorded in 2009.
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

	2011	2010	2009
Property and casualty group	$50	$9	$4
Former operations	9	19	15
Loss development As shown in Note O — “Insurance — Property and Casualty Insurance Reserves,” AFG’s property and casualty operations recorded favorable loss development of $69 million in 2011, $158 million in 2010 and $198 million in 2009 related to prior accident years. Major areas of favorable (adverse) development were as follows (in millions):

	2011	2010	2009
Property and transportation	$26	$27	$52
Specialty casualty	71	89	59
Specialty financial	10	48	105
Other specialty	13	6	(11)

Total Specialty	120	170	205
Other, primarily asbestos and environmental charges	(51)	(12)	(7)

Aggregate (including discontinued lines)	$69	$158	$198

Favorable reserve development in the Property and transportation group in 2011, 2010 and 2009 reflects lower than expected loss frequency in crop products. The favorable reserve development in this group also reflects lower severity in auto liability products in 2010 and lower than expected loss frequency in ocean marine products and lower severity in farm and crop losses in 2009.
Favorable reserve development in the Specialty casualty group in 2011 is due primarily to lower than expected claim severity in directors and officers liability, excess and surplus lines and the run-off legal professional liability business, partially offset by adverse development due to higher frequency and severity on run-off Italian public hospital medical malpractice liability products written by Marketform and a block of U.S.-based program (motel/hotel, restaurants, taverns and recreational) business. Favorable reserve development in the Specialty casualty group in 2010 is due to lower than expected severity on claims in general liability, directors and officers liability and the run-off legal professional liability business, partially offset by adverse development on run-off Italian medical malpractice liability products in Marketform. Favorable reserve development in the Specialty casualty group in 2009 reflects lower severity on claims in general liability and directors and officers liability as well as lower than expected frequency in a block of program (leisure camps, fairs and festivals, and sports and leisure) business, partially offset by adverse development on Marketform’s run-off Italian medical malpractice reserves.
Favorable reserve development in the Specialty financial group in 2011 is due to lower than expected frequency and severity in the surety, fidelity, crime and foreign credit businesses as economic conditions did not affect these lines as adversely as had been anticipated. Favorable reserve development in Specialty financial in 2010 and 2009 related to lower than expected frequency and severity in the run-off RVI operations due to favorable trends in used car sale prices and lower loss severity in AFG’s surety, fidelity and crime products.

The development in Other specialty reflects adjustments to the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998, net of related amortization.
Annuity and Supplemental Insurance Operations Operating earnings before income taxes (excluding realized gains (losses)) of the annuity and supplemental insurance segment increased $22 million (11%) to $224 million in 2011 due primarily to higher earnings in the fixed annuity and Medicare supplement businesses, partially offset by higher mortality in the run-off life operations, the impact of a decrease in the stock market on the variable annuity business and the impact of lower interest rates on the indexed annuity business. The 2010 results were $40 million (25%) higher than 2009 as expense savings and higher earnings in the fixed annuity and supplemental insurance operations were partially offset by lower earnings in the variable annuity operations.
Statutory Annuity Premiums The following table summarizes AFG’s annuity sales (statutory, in millions).

	2011	2010	2009
403(b) Fixed and Indexed Annuities:
First Year	$18	$34	$66
Renewal	164	168	144
Single Sum	75	103	127

Subtotal	257	305	337

Non-403(b) Indexed Annuities	1,549	735	402
Non-403(b) Fixed Annuities	239	430	294
Bank Annuities	971	737	314
Variable Annuities	70	73	87

Total Annuity Premiums	$3,086	$2,280	$1,434

Bank annuities represent annuity premiums generated through banks by independent agents and brokers, as well as through direct relationships with certain financial institutions.
The increase in annuity premiums in 2011 and 2010 is attributable to increased sales of indexed annuities in the non-403(b) single premium market and higher sales through banks.
Increased sales of indexed annuities reflects the industry trend towards indexed annuities and away from traditional fixed annuities, as well as AFG’s introduction of new indexed products and features. The increase in “Bank Annuities” premiums in 2011 reflects the addition of several new banks.
Life, Accident and Health Premiums and Benefits The following table summarizes AFG’s life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	2011	2010	2009
Premiums
Supplemental insurance operations
First Year	$38	$63	$85
Renewal	367	361	330
Life operations (in run-off)	25	27	29

	$430	$451	$444

Benefits
Supplemental insurance operations	$326	$330	$317
Life operations (in run-off)	43	38	44

	$369	$368	$361

In January 2010, AFG ceased new sales of long-term care insurance. Renewal premiums will be accepted unless those policies lapse.

Investment Income Over the past couple of years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The $50 million increase in investment income in 2011 compared to 2010 reflects higher average invested assets, primarily related to growth in the annuity business, partially offset by lower yields on fixed maturity investments. The $9 million decrease in investment income in 2010 compared to 2009 reflects lower yields on fixed maturity investments partially offset by higher average invested assets. Investment income includes $27 million in 2011, $66 million in 2010 and $130 million in 2009 of interest income earned on interest-only and similar MBS, primarily non-agency interest-only securities with interest rates that float inversely with short-term rates.
Realized Gains (Losses) on Securities Net realized gains (losses) on securities consisted of the following (in millions):

	2011	2010	2009

Realized gains (losses) before impairments:
Disposals	$156	$134	$115
Change in the fair value of derivatives	(24)	43	154
Adjustments to annuity deferred policy acquisition costs and related items	(4)	(14)	(23)

	128	163	246

Impairment charges:
Securities	(68)	(86)	(271)
Adjustments to annuity deferred policy acquisition costs and related items	16	24	68

	(52)	(62)	(203)

	$76	$101	$43

Realized gains on disposals include gains of approximately $76 million in 2011, $26 million in 2010 and $76 million in 2009 on sales of shares of Verisk Analytics, Inc.
The change in fair value of derivatives includes net losses of less than $1 million in 2011, net gains of $50 million in 2010 and $157 million in 2009 from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note F — “Derivatives.”
Approximately $57 million, $79 million and $221 million of the impairment charges in 2011, 2010 and 2009, respectively, related to fixed maturity investments, primarily corporate bonds and MBS.
Realized Losses on Subsidiaries In the third quarter of 2010, AFG recorded an impairment charge of $22 million resulting from management’s decision to de-emphasize the sale of supplemental health insurance products through career agents, including the sale of a marketing subsidiary. Partially offsetting this loss was National Interstate’s $7 million gain on the acquisition of Vanliner in 2010. See Note I — “Goodwill and Other Intangibles” and Note B — “Acquisition.”
Other Income The $19 million decrease in other income in 2011 compared to 2010 reflects $16 million in income recorded in the third quarter of 2010 from the sale of real estate and the termination of leases by a tenant. When comparing other income for 2010 to 2009, this income was more than offset by a decline in income from AFG’s warranty business and lower fee income in certain other businesses.

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
In the fourth quarters of 2011, 2010 and 2009, AFG conducted its detailed review of actual results and future assumptions underlying its annuity operations. As a result of the reviews, AFG recorded expense reductions of $10 million in 2011 and $3 million in 2010 and a charge of $5 million in 2009 to annuity benefits related to changes in these assumptions. Excluding these items, annuity benefits increased $73 million in 2011 compared to 2010 and $17 million in 2010 compared to 2009 reflecting growth in the annuity business partially offset by lower average crediting rates. The impact of changes in interest rates and stock market performance on the fair value of derivatives related to the indexed annuity business also impacted the 2011 and 2010 results.
Annuity and Supplemental Insurance Acquisition Expenses Annuity and supplemental insurance acquisition expenses include amortization of annuity, supplemental insurance and life business DPAC as well as a portion of commissions on sales of insurance products. Annuity and supplemental insurance acquisition expenses also include amortization of the present value of future profits of businesses acquired (“PVFP”).
As a result of the 2011 and 2010 reviews of actual results and future assumptions discussed above in “Annuity Benefits,” AFG recorded write-offs of DPAC of $10 million in 2011 and $28 million in 2010 due primarily to the impact of changes in assumptions related to future investment yields, surrenders and annuitization and death benefits partially offset by the impact of lower expected expenses and crediting rates in the fixed annuity business. As a result of the 2009 review, AFG recorded an $8 million write-off of DPAC due primarily to the impact of changes in assumptions related to future investment yields on the fixed annuity business. Excluding these charges, insurance acquisition expenses remained unchanged in 2011 compared to 2010 and increased $24 million in 2010 compared to 2009 reflecting additional amortization due to growth in the annuity business.
The vast majority of this group’s DPAC asset relates to its annuity and life insurance lines of business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to further write-offs of DPAC or PVFP in the future.
Interest Charges on Borrowed Money Interest expense increased $7 million (9%) in 2011 compared to 2010 and $11 million (16%) in 2010 compared to 2009 reflecting AFG’s issuance of $132 million of 7% Senior Notes in September 2010.
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

Noncontrolling Interests The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (in millions):

	2011	2010	2009
National Interstate	$15	$19	$21
Marketform	(15)	(11)	(10)
Managed Investment Entities	(24)	(64)	—
Other	1	—	—

	$(23)	$(56)	$11

Marketform’s losses reflect adverse reserve development in its run-off Italian public hospital medical malpractice business. As discussed in Notes A and H to the financial statements, the losses of Managed Investment Entities in 2011 and 2010 represent CLO losses that ultimately inure to holders of CLO debt other than AFG.
NEW ACCOUNTING STANDARDS
See Note A — Recent Accounting Standards for a discussion of new accounting standards to be adopted by AFG in 2012.
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

	2011	2010
Fair value of fixed maturity portfolio	$22,247	$19,721
Pretax impact on fair value of 100 bps increase in interest rates	$(1,046)	$(868)
Pretax impact as % of total fixed maturity portfolio	(4.7%)	(4.4%)

European Debt Exposure Certain European countries, including the so-called “peripheral countries” (Greece, Portugal, Ireland, Italy and Spain) have been experiencing varying degrees of financial stress over the past couple of years. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on global financial markets. Market concerns over the direct and indirect exposure of European financial institutions to the peripheral countries have resulted in widening of credit spreads and increased costs of funding for some European financial institutions.
At December 31, 2011, AFG owned no sovereign debt issued by the peripheral countries. The total exposure of AFG’s fixed maturity portfolio to sovereign and non-sovereign (corporate industrial and financial institution) debt at December 31, 2011, is shown in the table below (in millions):

			Unrealized
	Carrying	Fair	Gain
	Value	Value	(Loss)
European Industrials
Eurozone (17 countries with euro as common currency)	$293	$308	$15
Non-Eurozone (primarily U.K., Switzerland and Sweden)	404	445	41

Total European Industrials	$697	$753	$56

European Financials
Eurozone (17 countries with euro as common currency)	$135	$132	$(3)
Non-Eurozone (primarily U.K., Switzerland and Sweden)	285	273	(12)

Total European Financials	$420	$405	$(15)

European Sovereign Debt
Eurozone (primarily France, Germany and Netherlands)	$18	$18	$—
Non-Eurozone (primarily U.K. and Sweden)	13	13	—

Total European Sovereign Debt	$31	$31	$—

Total European Exposure
Eurozone	$446	$458	$12
Non-Eurozone	702	731	29

Total European Exposure	$1,148	$1,189	$41

Annuity Contracts Substantially all of AFG’s fixed rate annuity contracts permit AFG to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. In late 2003, AFG began issuing products with guaranteed minimum crediting rates of less than 2% in states where required approvals have been received. The guaranteed minimum crediting rate on virtually all new product sales since 2010 is 1%. At December 31, 2011, approximately half of AFG’s annuity contracts were at, or within ten basis points of the guaranteed minimum crediting rate.
At December 31, 2011, the weighted-average stated crediting rate on the in-force block of AFG’s principal fixed annuity products was approximately 3.1%, and management estimates that the crediting rate on this in-force business will remain approximately 3.1% over the next five years. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above. The current stated crediting rates (excluding bonus interest) on new sales of AFG’s fixed annuity products generally range from 1.0% to 2.0%.
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

								Fair
	First	Second	Third	Fourth	Fifth	Thereafter	Total	Value(*)
2011	$1,373	$1,500	$1,495	$1,772	$1,941	$7,339	$15,420	$15,314
2010	1,248	1,309	1,418	1,381	1,602	5,947	12,905	12,233

(*)	Fair value excludes life contingent annuities in the payout phase (carrying value of $201 million and $208 million at December 31, 2011 and 2010, respectively).
AFG’s indexed annuities represented approximately one-third of annuity benefits accumulated at December 31, 2011. These annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives and adjusted to fair value through current earnings as annuity benefits. Adjusting these derivatives to fair value increased (decreased) annuity benefits expense by $42 million in 2011, ($21 million) in 2010 and $3 million in 2009.
Long-Term Debt The following table shows scheduled principal payments (in millions) on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter.

	December 31, 2011			December 31, 2010
	Scheduled			Scheduled
	Principal			Principal
	Payments	Rate		Payments	Rate
2012	$1	5.9%	2011	$9	10.2%
2013	2	5.9	2012	1	5.9
2014	2	5.9	2013	2	5.9
2015	14	5.7	2014	2	5.9
2016	45	6.1	2015	14	5.7
Thereafter	799	8.4	Thereafter	844	8.3

Total	$863	7.9%	Total	$872	8.2%

Fair Value	$940		Fair Value	$941

No amounts were outstanding under AFG’s bank credit facility at December 31, 2011 or 2010.

ITEM 8
Financial Statements and Supplementary Data
“Selected Quarterly Financial Data” has been included in Note N to the Consolidated Financial Statements.
ITEM 9A
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and principal financial officer concluded that these controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting. There have been no significant changes in AFG’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s principal executive officers and principal financial officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2011. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2011, is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
American Financial Group, Inc.
We have audited American Financial Group, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, American Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, changes in equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 28, 2012, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
American Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, changes in equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note A to the consolidated financial statements, in connection with implementing a new accounting standard, the Company changed its method of accounting for certain variable interest entities in 2010.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 28, 2012

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars In Millions)

	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$1,324	$1,099
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $20,562 and $18,490)	21,807	19,328
Fixed maturities, trading at fair value	440	393
Equity securities, at fair value (cost — $744 and $458)	928	690
Mortgage loans	401	468
Policy loans	252	264
Real estate and other investments	425	428

Total cash and investments	25,577	22,670

Recoverables from reinsurers	2,942	2,964
Prepaid reinsurance premiums	409	422
Agents’ balances and premiums receivable	565	535
Deferred policy acquisition costs	1,105	1,244
Assets of managed investment entities	3,058	2,537
Other receivables	895	674
Variable annuity assets (separate accounts)	548	616
Other assets	757	606
Goodwill	186	186

Total assets	$36,042	$32,454

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$6,520	$6,413
Unearned premiums	1,484	1,534
Annuity benefits accumulated	15,420	12,905
Life, accident and health reserves	1,727	1,650
Payable to reinsurers	475	320
Liabilities of managed investment entities	2,787	2,323
Long-term debt	934	952
Variable annuity liabilities (separate accounts)	548	616
Other liabilities	1,456	1,121

Total liabilities	31,351	27,834

Shareholders’ equity:
Common Stock, no par value
— 200,000,000 shares authorized
— 97,846,402 and 105,168,366 shares outstanding	98	105
Capital surplus	1,121	1,166
Retained earnings:
Appropriated — managed investment entities	173	197
Unappropriated	2,596	2,523
Accumulated other comprehensive income, net of tax	557	479

Total shareholders’ equity	4,545	4,470

Noncontrolling interests	146	150

Total equity	4,691	4,620

Total liabilities and equity	$36,042	$32,454

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2011	2010	2009
Revenues:
Property and casualty insurance premiums	$2,759	$2,550	$2,412
Life, accident and health premiums	430	451	444
Investment income	1,241	1,191	1,200
Realized gains (losses) on:
Securities (*)	76	101	43
Subsidiaries	(3)	(13)	(5)
Income (loss) of managed investment entities:
Investment income	105	93	—
Loss on change in fair value of assets/liabilities	(33)	(70)	—
Other income	175	194	226

Total revenues	4,750	4,497	4,320

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,744	1,457	1,187
Commissions and other underwriting expenses	835	797	808
Annuity benefits	510	444	435
Life, accident and health benefits	369	368	361
Annuity and supplemental insurance acquisition expenses	213	231	187
Interest charges on borrowed money	85	78	67
Expenses of managed investment entities	71	55	—
Other operating and general expenses	363	378	463

Total costs and expenses	4,190	3,808	3,508

Operating earnings before income taxes	560	689	812
Provision for income taxes	240	266	282

Net earnings, including noncontrolling interests	320	423	530
Less: Net earnings (loss) attributable to noncontrolling interests	(23)	(56)	11

Net Earnings Attributable to Shareholders	$343	$479	$519

Earnings Attributable to Shareholders per Common Share:
Basic	$3.39	$4.38	$4.49

Diluted	$3.33	$4.33	$4.45

Average number of Common Shares:
Basic	101.3	109.2	115.7
Diluted	102.9	110.5	116.8

Cash dividends per Common Share	$.6625	$.575	$.52

(*)	Consists of the following:

Realized gains before impairments	$128	$163	$246

Losses on securities with impairment	(31)	(50)	(373)
Non-credit portion recognized in other comprehensive income (loss)	(21)	(12)	170

Impairment charges recognized in earnings	(52)	(62)	(203)

Total realized gains on securities	$76	$101	$43

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars In Millions)

		Shareholders’ Equity
		Common Stock			Accum.		Noncon-
	Common	and Capital	Retained Earnings		Other Comp		trolling	Total
	Shares	Surplus	Appro.	Unappro.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2008	115,599,169	$1,351	$—	$1,842	$(703)	$2,490	$112	$2,602

Cumulative effect of accounting change	—	—	—	17	(17)	—	—	—
Net earnings	—	—	—	519	—	519	11	530
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	866	866	6	872
Change in foreign currency translation	—	—	—	—	18	18	1	19
Change in unrealized pension and other postretirement benefits	—	—	—	—	(1)	(1)	—	(1)

Total comprehensive income (loss)						1,402	18	1,420

Dividends on Common Stock	—	—	—	(60)	—	(60)	—	(60)
Shares issued:
Exercise of stock options	1,026,891	18	—	—	—	18	—	18
Other benefit plans	207,601	3	—	—	—	3	—	3
Dividend reinvestment plan	20,847	—	—	—	—	—	—	—
Stock-based compensation expense	—	11	—	—	—	11	—	11
Shares acquired and retired	(3,291,835)	(39)	—	(42)	—	(81)	—	(81)
Shares exchanged — benefit plans	(176,330)	(2)	—	(2)	—	(4)	—	(4)
Noncontrolling interest of acquired business	—	—	—	—	—	—	10	10
Other	—	2	—	—	—	2	(2)	—

Balance at December 31, 2009	113,386,343	1,344	—	2,274	163	3,781	138	3,919

Cumulative effect of accounting change	—	—	261	4	(4)	261	—	261
Net earnings	—	—	—	479	—	479	(56)	423
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	313	313	2	315
Change in foreign currency translation	—	—	—	—	8	8	—	8

Total comprehensive income (loss)						800	(54)	746

Allocation of losses of managed investment entities	—	—	(64)	—	—	(64)	64	—
Dividends on Common Stock	—	—	—	(64)	—	(64)	—	(64)
Shares issued:
Exercise of stock options	1,547,526	31	—	—	—	31	—	31
Other benefit plans	479,514	6	—	—	—	6	—	6
Dividend reinvestment plan	17,028	—	—	—	—	—	—	—
Stock-based compensation expense	—	12	—	—	—	12	—	12
Shares acquired and retired	(10,261,045)	(122)	—	(170)	—	(292)	—	(292)
Shares exchanged — benefit plans	(1,000)	—	—	—	—	—	—	—
Other	—	—	—	—	(1)	(1)	2	1

Balance at December 31, 2010	105,168,366	1,271	197	2,523	479	4,470	150	4,620

Net earnings	—	—	—	343	—	343	(23)	320
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities	—	—	—	—	80	80	5	85
Change in foreign currency translation	—	—	—	—	(3)	(3)	1	(2)
Change in unrealized pension and other postretirement benefits	—	—	—	—	1	1	—	1

Total comprehensive income (loss)						421	(17)	404
Allocation of losses of managed investment entities	—	—	(24)	—	—	(24)	24	—
Dividends on Common Stock	—	—	—	(68)	—	(68)	—	(68)
Shares issued:
Exercise of stock options	1,576,664	38	—	—	—	38	—	38
Other benefit plans	387,746	9	—	—	—	9	—	9
Dividend reinvestment plan	15,763	1	—	—	—	1	—	1
Stock-based compensation expense	—	14	—	—	—	14	—	14
Shares acquired and retired	(9,281,386)	(113)	—	(202)	—	(315)	—	(315)
Shares exchanged — benefit plans	(20,751)	(1)	—	—	—	(1)	—	(1)
Other	—	—	—	—	—	—	(11)	(11)

Balance at December 31, 2011	97,846,402	$1,219	$173	$2,596	$557	$4,545	$146	$4,691

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2011	2010	2009
Operating Activities:
Net earnings, including noncontrolling interests	$320	$423	$530
Adjustments:
Depreciation and amortization	192	214	198
Annuity benefits	510	444	435
Realized gains on investing activities	(74)	(92)	(34)
Net purchases of trading securities	(45)	(11)	(51)
Deferred annuity and life policy acquisition costs	(253)	(211)	(172)
Change in:
Reinsurance and other receivables	(228)	555	352
Other assets	(101)	8	145
Insurance claims and reserves	134	(413)	(421)
Payable to reinsurers	155	(150)	(41)
Other liabilities	246	2	(17)
Managed investment entities’ assets/liabilities	(212)	89	—
Other operating activities, net	23	6	(9)

Net cash provided by operating activities	667	864	915

Investing Activities:
Purchases of:
Fixed maturities	(5,321)	(4,979)	(4,855)
Equity securities	(397)	(223)	(21)
Mortgage loans	(190)	(159)	(82)
Real estate, property and equipment	(86)	(74)	(62)
Subsidiaries	—	(128)	(5)
Proceeds from:
Maturities and redemptions of fixed maturities	1,974	2,081	1,934
Repayments of mortgage loans	269	71	11
Sales of fixed maturities	1,293	1,540	2,207
Sales of equity securities	198	49	127
Sales of real estate, property and equipment	3	4	1
Sale of subsidiary	9	—	—
Managed investment entities:
Purchases of investments	(1,563)	(1,008)	—
Proceeds from sales and redemptions of investments	1,391	1,018	—
Cash and cash equivalents of businesses acquired or sold, net	(5)	95	(23)
Other investing activities, net	(14)	8	(15)

Net cash used in investing activities	(2,439)	(1,705)	(783)

Financing Activities:
Annuity receipts	3,326	2,282	1,434
Annuity surrenders, benefits and withdrawals	(1,321)	(1,221)	(1,273)
Net transfers from (to) variable annuity assets	39	7	(10)
Additional long-term borrowings	2	159	581
Reductions of long-term debt	(20)	(39)	(785)
Issuances of managed investment entities’ liabilities	394	—	—
Retirement of managed investment entities’ liabilities	(66)	(45)	—
Issuances of Common Stock	39	32	15
Repurchases of Common Stock	(315)	(292)	(81)
Cash dividends paid on Common Stock	(67)	(63)	(60)
Other financing activities, net	(14)	—	(97)

Net cash provided by (used in) financing activities	1,997	820	(276)

Net Change in Cash and Cash Equivalents	225	(21)	(144)

Cash and cash equivalents at beginning of year	1,099	1,120	1,264

Cash and cash equivalents at end of year	$1,324	$1,099	$1,120

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
Basis of Presentation The consolidated financial statements include the accounts of American Financial Group, Inc. (“AFG”) and its subsidiaries. Certain reclassifications have been made to prior years to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2011, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.
Recent Accounting Standards In October 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-26 to address diversity in practice regarding which costs related to issuing or renewing insurance contracts qualify for deferral. To qualify for deferral, the guidance specifies that a cost must be directly related to the successful acquisition of an insurance contract. The guidance is effective on January 1, 2012, with retrospective application permitted, but not required. AFG will adopt the new standard retrospectively on that date. The impact of adoption on amounts reported herein is shown in the table below (in millions, except per share data):

	December 31,
	2011	2010
Deferred policy acquisition costs
As reported	$1,105	$1,244
As adjusted	901	1,031

Net deferred tax liability (included in other liabilities)
As reported	$203	$116
As adjusted	132	41

Shareholders’ equity
As reported	$4,545	$4,470
As adjusted	4,412	4,332

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	December 31,
	2011	2010	2009
Net earnings attributable to shareholders
As reported	$343	$479	$519
As adjusted	342	482	521

Diluted earnings per Common Share
As reported	$3.33	$4.33	$4.45
As adjusted	3.32	4.36	4.46
In May 2011, the FASB issued ASU 2011-04 which clarifies the application of existing fair value measurement and amends certain disclosure requirements. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2011. Early adoption is not permitted. The impact of adoption is not expected to be material to AFG’s results of operations or financial position.
In June 2011, the FASB issued ASU 2011-05, which eliminates the option to report other comprehensive income in the statement of changes in equity. Instead, the guidance requires that all other comprehensive income (non-owner changes in shareholders’ equity) be presented either in a single continuous statement of comprehensive income, which would contain net income and other comprehensive income sections and replace the statement of earnings, or in a separate statement of other comprehensive income immediately following the statement of earnings. AFG intends to present other comprehensive income in a separate statement. The guidance is effective January 1, 2012, with retrospective application required. The guidance relates solely to the presentation of other comprehensive income and therefore does not change the measurement of net income, other comprehensive income or earnings per share. Accordingly, the adoption of this guidance will have no impact on AFG’s results of operations or financial position.
Fair Value Measurements Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Except for the acquisition discussed in Note B — “Acquisition” and the impairment of goodwill discussed in Note I — “Goodwill and Other Intangibles,” AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in 2011 or 2010.
New accounting guidance adopted by AFG on January 1, 2010, requires additional disclosures about transfers between levels in the hierarchy of fair value measurements. The guidance also clarifies existing disclosure requirements related to the level of disaggregation presented and inputs used in determining fair values. Additional detail relating to the roll-forward of Level 3 fair values was required in 2011.
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
Goodwill Goodwill represents the excess of cost of subsidiaries over AFG’s equity in their underlying net assets. Goodwill is not amortized, but is subject to an impairment test at least annually. On October 1, 2011, AFG adopted ASU 2011-08, “Intangibles — Goodwill and Other,” which simplifies the annual goodwill impairment test by only requiring an entity to complete the test on a reporting unit if the entity determines that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The adoption of this guidance did not impact AFG’s results of operations or financial position.
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
Deferred Policy Acquisition Costs (“DPAC”) Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of new business are deferred. DPAC also includes capitalized costs associated with sales inducements offered to fixed annuity policyholders such as enhanced interest rates and premium and persistency bonuses. As discussed above under “Recent Accounting Standards,” AFG’s current accounting for DPAC will change effective in 2012 and amounts included herein will be adjusted retrospectively.
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
DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains (losses) on marketable securities, a component of accumulated other comprehensive income in AFG’s Balance Sheet.
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
AFG manages, and has investments in, collateralized loan obligations (“CLOs”) that are VIEs (See Note H — “Managed Investment Entities.”) Both the management fees (payment of which are subordinate to other obligations of the CLOs) and the investments in the CLOs are considered variable interests. AFG has determined that it is the primary beneficiary of the CLOs because (i) its role as asset manager gives it the power to direct the activities that most significantly impact the economic performance of the CLOs and (ii) it has exposure to CLO losses (through its investments in the CLO debt tranches) and the right to receive benefits (through its subordinated management fees and returns on its investments), both of which could potentially be significant to the CLOs.
Because AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities, the assets and liabilities of the CLOs are shown separately in AFG’s Balance Sheet (at fair value). Prior to adoption of guidance requiring the consolidation of VIEs beginning in 2010, the CLOs were not consolidated. Upon adoption of the guidance, the $261 million excess of fair value of the CLOs’ assets over the fair value of the liabilities was recorded in AFG’s Balance Sheet as appropriated retained earnings — managed investment entities, representing the cumulative effect of adopting the new guidance that ultimately will inure to the benefit of the CLO debt holders.
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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Income Taxes Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. A valuation allowance is established to reduce total deferred tax assets to an amount that will more likely than not be realized.
AFG records a liability for the inherent uncertainty in quantifying its income tax provisions. Related interest and penalties are recognized as a component of tax expense.
Stock-Based Compensation All share-based grants are recognized as compensation expense on a straight-line basis over their vesting periods based on their calculated fair value at the date of grant. AFG uses the Black-Scholes pricing model to measure the fair value of employee stock options. See Note K - “Shareholders’ Equity” for further information.
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
Earnings Per Share Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: 2011 — 1.6 million, 2010 — 1.3 million and 2009 — 1.1 million.
AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: 2011 — 2.3 million, 2010 — 3.5 million and 2009 — 5.7 million. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2011, 2010 and 2009 periods.
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
Vanliner Group, Inc. (“Vanliner”) In July 2010, National Interstate (“NATL”), a 52%-owned subsidiary of AFG, completed the acquisition of Vanliner, a market leader in providing insurance for the moving and storage industry for $114 million (including post-closing adjustments). The initial purchase price (funded primarily with cash on hand) was based on Vanliner’s estimated tangible book value at the date of closing and is subject to certain adjustments, including a four and one-half year balance sheet guarantee whereby both favorable and unfavorable developments related to the closing balance sheet inure to the seller, UniGroup, Inc. In accordance with accounting guidance, all assets acquired and liabilities assumed were recognized at their fair values as of the acquisition date. The purchase price allocation based on these fair values resulted in a gain on purchase of $7 million (included in realized gains on subsidiaries). Vanliner’s premiums associated with policies in force as of December 31, 2011 totaled approximately $93 million. Pro forma results of operations for AFG assuming the acquisition of Vanliner had taken place at the beginning of 2010 would not differ significantly from actual reported results.
C.	Segments of Operations
AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity and supplemental insurance and (iii) other, which includes holding company assets and costs, and the assets and operations of the managed investment entities.
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
Sales of property and casualty insurance outside of the United States represented 5% of AFG’s revenues in 2011, and 4% in both 2010 and 2009.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables (in millions) show AFG’s assets, revenues and operating earnings before income taxes by significant business segment and sub-segment.

	2011	2010	2009
Assets
Property and casualty insurance (a)	$11,882	$11,609	$11,863
Annuity and supplemental insurance	20,451	17,766	15,476
Other	3,709	3,079	344

Total assets	$36,042	$32,454	$27,683

Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$1,412	$1,167	$909
Specialty casualty	872	873	917
Specialty financial	408	446	517
Other	67	64	69

Total premiums earned	2,759	2,550	2,412
Investment income	296	341	414
Realized gains (losses)	97	88	123
Other income	65	64	106

Total property and casualty insurance	3,217	3,043	3,055
Annuity and supplemental insurance:
Investment income	944	856	784
Life, accident and health premiums	430	451	444
Realized gains (losses)	(23)	—	(86)
Other income	104	110	114

Total annuity and supplemental insurance	1,455	1,417	1,256
Other	78	37	9

Total revenues	$4,750	$4,497	$4,320

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$113	$140	$236
Specialty casualty	39	47	63
Specialty financial	61	112	134
Other	18	9	(9)
Other lines (b)	(51)	(12)	(7)

Total underwriting	180	296	417
Investment and other income, net	263	299	338
Realized gains (losses)	97	88	123

Total property and casualty insurance	540	683	878
Annuity and supplemental insurance:
Operations	224	202	162
Realized gains (losses)	(23)	—	(86)

Total annuity and supplemental insurance	201	202	76
Other (c)	(181)	(196)	(142)

Total operating earnings before income taxes	$560	$689	$812

(a)	Not allocable to sub-segments.

(b)	Includes a second quarter 2011 special charge of $50 million to increase asbestos and environmental reserves.

(c)	Includes holding company expenses, a second quarter 2011 special charge of $9 million to increase asbestos and environmental reserves and $24 million and $64 million in losses of managed investment entities attributable to noncontrolling interests for the years ended December 31, 2011 and 2010, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
D.	Fair Value Measurements
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
Level 3 — Valuations derived from market valuation techniques generally consistent with those used to estimate the fair values of Level 2 financial instruments in which one or more significant inputs are unobservable or when the market for a security exhibits significantly less liquidity relative to markets supporting Level 2 fair value measurements. The unobservable inputs may include management’s own assumptions about the assumptions market participants would use based on the best information available in the circumstances. AFG’s Level 3 is comprised of financial instruments, including liabilities of managed investment entities, whose fair value is estimated based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, observable market information.
AFG’s management is responsible for the valuation process and uses data from outside sources (including nationally recognized pricing services and broker/dealers) in establishing fair value. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. In addition, the Company communicates directly with the pricing service regarding the methods and assumptions used in pricing, including verifying, on a test basis, the inputs used by the service to value specific securities.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured at fair value at December 31 are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
2011
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$248	$134	$—	$382
States, municipalities and political subdivisions	—	3,794	83	3,877
Foreign government	—	254	—	254
Residential MBS	—	3,487	361	3,848
Commercial MBS	—	2,821	19	2,840
All other corporate	9	10,078	519	10,606

Total AFS fixed maturities	257	20,568	982	21,807

Trading fixed maturities	—	439	1	440
Equity securities	888	29	11	928
Assets of managed investment entities (“MIE”)	290	2,724	44	3,058
Variable annuity assets (separate accounts) (a)	—	548	—	548
Other investments	—	71	—	71

Total assets accounted for at fair value	$1,435	$24,379	$1,038	$26,852

Liabilities:
Liabilities of managed investment entities	$194	$—	$2,593	$2,787
Derivatives in annuity benefits accumulated	—	—	395	395

Total liabilities accounted for at fair value	$194	$—	$2,988	$3,182

2010
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$251	$216	$—	$467
States, municipalities and political subdivisions	—	2,919	20	2,939
Foreign government	—	278	—	278
Residential MBS	—	3,563	312	3,875
Commercial MBS	—	2,117	6	2,123
All other corporate	9	9,201	436	9,646

Total AFS fixed maturities	260	18,294	774	19,328

Trading fixed maturities	—	390	3	393
Equity securities	461	208	21	690
Assets of managed investment entities	96	2,393	48	2,537
Variable annuity assets (separate accounts) (a)	—	616	—	616
Other investments	—	98	—	98

Total assets accounted for at fair value	$817	$21,999	$846	$23,662

Liabilities:
Liabilities of managed investment entities	$65	$—	$2,258	$2,323
Derivatives in annuity benefits accumulated	—	—	190	190

Total liabilities accounted for at fair value	$65	$—	$2,448	$2,513

(a)	Variable annuity liabilities equal the fair value of variable annuity assets.
During 2011 and 2010, there were no significant transfers between Level 1 and Level 2. Approximately 4% of the total assets measured at fair value on December 31, 2011, were Level 3 assets. Approximately 95% of these assets were priced using non-binding broker quotes. The fair values of the liabilities of managed investment entities were determined using non-binding broker quotes, which were reviewed by AFG’s investment professionals.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities during 2011, 2010 and 2009 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total
		realized/unrealized
		gains (losses)
		included in
			Other
	Balance at		comp.	Purchases		Transfer	Transfer	Balance at
	December 31,	Net	income	and	Sales and	into	out of	December 31,
	2010	income	(loss)	issuances	settlements	Level 3	Level 3	2011
AFS fixed maturities:
State and municipal	$20	$—	$4	$58	(4)	$17	$(12)	$83
Residential MBS	312	3	(9)	42	(38)	127	(76)	361
Commercial MBS	6	1	—	9	—	13	(10)	19
All other corporate	436	2	15	236	(72)	90	(188)	519
Trading fixed maturities	3	—	—	—	—	—	(2)	1
Equity securities	21	—	1	2	(2)	2	(13)	11
Assets of MIE	48	(8)	—	32	(18)	9	(19)	44
Liabilities of MIE (*)	(2,258)	—	—	(401)	66	—	—	(2,593)
Embedded derivatives	(190)	(29)	—	(200)	24	—	—	(395)

(*)	Total realized/unrealized loss included in net income includes losses of $3 million related to liabilities outstanding as of December 31, 2011. See Note H — “Managed Investment Entities.”

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

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$1,324	$1,324	$1,099	$1,099
Fixed maturities	22,247	22,247	19,721	19,721
Equity securities	928	928	690	690
Mortgage loans	401	401	468	469
Policy loans	252	252	264	264
Other investments — derivatives	71	71	98	98
Assets of managed investment entities	3,058	3,058	2,537	2,537
Variable annuity assets (separate accounts)	548	548	616	616

Liabilities:
Annuity benefits accumulated (*)	$15,219	$15,314	$12,696	$12,233
Long-term debt	934	1,010	952	1,023
Liabilities of managed investment entities	2,787	2,787	2,323	2,323
Variable annuity liabilities (separate accounts)	548	548	616	616
Other liabilities — derivatives	23	23	14	14

(*)	Excludes life contingent annuities in the payout phase.
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
E.	Investments
Available for sale fixed maturities and equity securities at December 31 consisted of the following (in millions):

	2011				2010
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Fixed maturities:
U.S. Government and government agencies	$363	$382	$19	$—	$453	$467	$15	$(1)
States, municipalities and political subdivisions	3,613	3,877	267	(3)	2,927	2,939	53	(41)
Foreign government	236	254	18	—	269	278	9	—
Residential MBS	3,858	3,848	170	(180)	3,781	3,875	222	(128)
Commercial MBS	2,628	2,840	218	(6)	1,972	2,123	153	(2)
All other corporate	9,864	10,606	802	(60)	9,088	9,646	602	(44)

Total fixed maturities	$20,562	$21,807	$1,494	$(249)	$18,490	$19,328	$1,054	$(216)

Common stocks	$610	$797	$207	$(20)	$312	$543	$232	$(1)

Perpetual preferred stocks	$134	$131	$5	$(8)	$146	$147	$6	$(5)

The non-credit related portion of other-than-temporary impairment charges are included in other comprehensive income (loss). Such charges taken for residential MBS still owned at December 31, 2011 and 2010, respectively, were $227 million and $258 million.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010.

	Less Than Twelve Months			Twelve Months or More
	Unrealized	Fair	Fair Value as	Unrealized	Fair	Fair Value as
	Loss	Value	% of Cost	Loss	Value	% of Cost
2011
Fixed maturities:
U.S. Government and government agencies	$—	$2	100%	$—	$—	—%
States, municipalities and political subdivisions	(2)	120	98%	(1)	59	98%
Foreign government	—	1	100%	—	—	—%
Residential MBS	(59)	1,141	95%	(121)	473	80%
Commercial MBS	(6)	183	97%	—	18	100%
All other corporate	(43)	940	96%	(17)	114	87%

Total fixed maturities	$(110)	$2,387	96%	$(139)	$664	83%

Common stocks	$(19)	$169	90%	$(1)	$4	80%

Perpetual preferred stocks	$(1)	$23	96%	$(7)	$31	82%

2010
Fixed maturities:
U.S. Government and government agencies	$(1)	$86	99%	$—	$—	—%
States, municipalities and political subdivisions	(38)	1,180	97%	(3)	40	93%
Foreign government	—	37	99%	—	—	—%
Residential MBS	(11)	412	97%	(117)	551	82%
Commercial MBS	(2)	83	98%	—	15	97%
All other corporate	(24)	1,020	98%	(20)	275	93%

Total fixed maturities	$(76)	$2,818	97%	$(140)	$881	86%

Common stocks	$—	$21	99%	$(1)	$4	88%

Perpetual preferred stocks	$—	$22	98%	$(5)	$37	88%

At December 31, 2011, the gross unrealized losses on fixed maturities of $249 million relate to approximately 850 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 38% of the gross unrealized loss and 62% of the fair value.
Gross Unrealized Losses on MBS At December 31, 2011, gross unrealized losses on AFG’s residential MBS represented 72% of the total gross unrealized loss on fixed maturity securities and 87% of the “twelve months or more”. Of the residential MBS that have been in an unrealized loss position (“impaired”) for 12 months or more (239 securities), approximately 27% of the unrealized losses and 49% of the fair value relate to investment grade rated securities. AFG analyzes its MBS for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For 2011, AFG recorded in earnings $52 million in other-than-temporary impairment charges related to its residential MBS.
Gross Unrealized Losses on All Other Corporates AFG recorded in earnings approximately $6 million in other-than-temporary impairment charges on “all other corporate” securities during 2011. Management concluded that no additional charges for other-than-temporary impairments were required based on many factors, including AFG’s ability and intent to hold the investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of historical and projected company-specific financial data, the outlook for industry sectors, and credit ratings.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table is a progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income (loss)(in millions).

	2011	2010	2009
Balance at January 1	$143	$99	$14
Additional credit impairments on:
Previously impaired securities	44	44	26
Securities without prior impairments	8	9	72
Reductions — disposals	(8)	(9)	(13)

Balance at December 31	$187	$143	$99

The table below sets forth the scheduled maturities of available for sale fixed maturities as of December 31, 2011 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately 4 years at December 31, 2011.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$603	$615	3%
After one year through five years	5,196	5,478	25
After five years through ten years	6,437	6,998	32
After ten years	1,840	2,028	9

	14,076	15,119	69
MBS	6,486	6,688	31

Total	$20,562	$21,807	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at December 31, 2011 or 2010.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Unrealized Gain on Marketable Securities In addition to adjusting equity securities and fixed maturity securities classified as “available for sale” to fair value, GAAP requires that deferred policy acquisition costs related to annuities and certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments to those balances had the unrealized gains or losses actually been realized. The following table shows (in millions) the components of the net unrealized gain on securities that is included in Accumulated Other Comprehensive Income in AFG’s Balance Sheet.

		Deferred Tax and
		Amounts Attributable
		to Noncontrolling
	Pre-tax	Interests	Net
December 31, 2011
Unrealized gain on:
Fixed maturity securities	$1,245	$(444)	$801
Equity securities	184	(65)	119
Deferred policy acquisition costs	(572)	200	(372)
Annuity benefits and other liabilities	10	(3)	7

	$867	$(312)	$555

December 31, 2010
Unrealized gain on:
Fixed maturity securities	$838	$(295)	$543
Equity securities	232	(82)	150
Deferred policy acquisition costs	(340)	118	(222)
Annuity benefits and other liabilities	6	(2)	4

	$736	$(261)	$475

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

			Mortgage
			Loans			Noncon-
	Fixed	Equity	and Other		Tax	trolling
	Maturities	Securities	Investments	Other(a)	Effects	Interests	Total
2011
Realized before impairments	$68	$88	$(24)	$(4)	$(45)	$(2)	$81
Realized — impairments	(57)	(6)	(5)	16	18	1	(33)
Change in unrealized	407	(48)	—	(228)	(46)	(5)	80

2010
Realized before impairments	146	36	(5)	(14)	(57)	(2)	104
Realized — impairments	(79)	(1)	(6)	24	22	—	(40)
Change in unrealized	751	49	—	(316)	(169)	(2)	313

2009
Realized before impairments	207	61	1	(23)	(82)	(5)	159
Realized — impairments	(221)	(22)	(28)	68	72	1	(130)
Change in unrealized	2,005	126	—	(788)	(471)	(6)	866

(a)	Primarily adjustments to deferred policy acquisition costs related to annuities.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Realized gains (losses) on securities include net losses of less than $1 million in 2011 and net gains of $50 million in 2010 and $157 million in 2009 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	2011	2010	2009
Fixed maturities:
Gross gains	$77	$108	$92
Gross losses	(9)	(11)	(43)

Equity securities:
Gross gains	90	35	82
Gross losses	(1)	—	(21)
F.	Derivatives
As discussed under “Derivatives” in Note A, AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.
The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		December 31, 2011		December 31, 2010
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$99	$—	$101	$—
Interest rate swaptions	Other investments	5	—	21	—
Indexed annuities (embedded derivative)	Annuity benefits accumulated	—	395	—	190
Equity index call options	Other investments	66	—	77	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	23	—	14

		$170	$418	$199	$204

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
AFG’s indexed annuities, which represented approximately one-third of annuity benefits accumulated at December 31, 2011, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives. As shown in the table below, both the embedded derivative and call options declined in value during 2011. The decline in fair value of the options reflects the relatively flat stock market during 2011. However, the negative impact of lower interest rates more than offset the positive impact of the flat stock market on the fair value of the indexed annuity embedded derivative.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
As discussed under “Reinsurance” in Note A, certain reinsurance contracts in AFG’s annuity and supplemental insurance business are considered to contain embedded derivatives.
The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for 2011, 2010 and 2009 (in millions):

	Statement of
Derivative	Earnings Line	2011	2010	2009
MBS with embedded derivatives	Realized gains	$—	$50	$157
Interest rate swaptions	Realized gains	(24)	(7)	8
Indexed annuities (embedded derivative)	Annuity benefits	(29)	(20)	(29)
Equity index call options	Annuity benefits	(13)	41	26
Reinsurance contracts (embedded derivative)	Investment income	(9)	(9)	(25)

		$(75)	$55	$137

G.	Deferred Policy Acquisition Costs
Deferred policy acquisition costs consisted of the following at December 31 (in millions):

	2011	2010
Property and casualty insurance	$331	$324
Annuity and supplemental insurance:
Policy acquisition costs	995	888
Policyholder sales inducements	207	208
Present value of future profits (“PVFP”)	144	164
Impact of unrealized gains and losses on securities	(572)	(340)

Total annuity and supplemental	774	920

	$1,105	$1,244

During 2011, 2010 and 2009, AFG capitalized $20 million, $33 million and $32 million respectively, relating to sales inducements offered to annuity policyholders. Amortization of sales inducements was $21 million, $36 million and $20 million in these periods, respectively.
The PVFP amounts in the table above are net of $195 million and $174 million of accumulated amortization at December 31, 2011 and 2010, respectively. Amortization of the PVFP was $20 million in 2011, $26 million in 2010 and $29 million in 2009. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-sixth of the balance at the beginning of each respective year.
As discussed above under “Recent Accounting Standards,” AFG’s current accounting for DPAC will change effective in 2012 and amounts included herein will be adjusted retrospectively. Deferred policy acquisition costs on an adjusted basis at December 31, 2011, will be $901 million, consisting of $189 million for the property and casualty subsidiaries and $712 million for the annuity and supplemental subsidiaries.
H.	Managed Investment Entities
AFG is the investment manager and has investments ranging from 7.5% to 51.1% of the most subordinate debt tranche of seven collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. Upon formation between 2004 and 2011, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay operating expenses (including management fees to AFG), interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG’s maximum ultimate exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $98 million at December 31, 2011, and $17 million at December 31, 2010.
In December 2011, AFG formed a new CLO, which issued $450 million face amount of liabilities (including $41 million face amount purchased by subsidiaries of AFG). In August 2011, AFG subsidiaries purchased $49 million face amount of the most senior debt tranche of one of the existing CLOs for $46 million.
In February 2012, one of the AFG CLOs was substantially liquidated at the instruction of the holder of the majority of the most subordinate debt tranche, as permitted by the CLO indentures. AFG intends to begin marketing a new CLO with a similar structure to the existing CLOs, which is expected to initially have both assets and liabilities of approximately $410 million (similar in size to the liquidated CLO).
The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Year ended
	December 31,
	2011	2010
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$(33)	$150
Liabilities	—	(220)
Management fees paid to AFG	19	15
CLO earnings (losses) attributable to:
AFG shareholders (b)	6	17
Noncontrolling interests (b)	(24)	(64)

(a)	Included in AFG’s “Revenues.”

(b)	Included in AFG’s “Operating earnings before income taxes.”
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $120 million and $69 million at December 31, 2011 and 2010. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $306 million and $301 million at those dates. The CLO assets include $2 million and $6 million in loans (aggregate unpaid principal balance of $7 million and $12 million, respectively) at December 31, 2011 and 2010 for which the CLOs are not accruing interest because the loans are in default.
I.	Goodwill and Other Intangibles
Changes in the carrying value of goodwill during 2010 and 2011, by reporting segment, are presented in the following table (in millions):

	Property and	Annuity and
	Casualty	Supplemental	Total
Balance January 1, 2010	$152	$56	$208
Impairment charge	—	(22)	(22)

Balance December 31, 2010 and 2011	$152	$34	$186

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
Included in other assets in AFG’s Balance Sheet is $41 million at December 31, 2011 and $49 million at December 31, 2010 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $47 million and $35 million, respectively. Amortization of these intangibles was $12 million in each of 2011 and 2010 and $22 million in 2009. Future amortization of intangibles (weighted average amortization period of 3 years) is estimated to be $14 million in 2012, $13 million in each of 2013 and 2014, and less than $1 million per year thereafter. Other assets also include $8 million in non-amortizable intangible assets related to insurance licenses acquired in the acquisition of Vanliner in 2010.
J.	Long-Term Debt
The carrying value of long-term debt consisted of the following at December 31 (in millions):

	2011	2010
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
7% Senior Notes due September 2050	132	132
7-1/8% Senior Debentures due February 2034	115	115
Other	3	3

	600	600

Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112	112
7-1/4% Senior Debentures due January 2034	86	86
Notes payable secured by real estate due 2012 through 2016	64	65
Secured borrowings ($17 and $18 guaranteed by AFG)	30	41
National Interstate bank credit facility	22	20
American Premier Underwriters 10-7/8% Subordinated Notes	—	8

	314	332

Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures due May 2033	20	20

	$934	$952

At December 31, 2011, scheduled principal payments on debt for the subsequent five years were as follows: 2012 — $34 million, 2013 — $20 million, 2014 — $2 million, 2015 — $14 million and 2016 — $45 million.
As shown below at December 31 (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	2011	2010

Unsecured obligations	$840	$846
Obligations secured by real estate	64	65
Other secured borrowings	30	41

	$934	$952

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG can borrow up to $500 million under its revolving credit facility which expires in August 2013. Amounts borrowed under this agreement bear interest at rates ranging from 1.75% to 3.00% (currently 2%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at December 31, 2011.
In May 2011, American Premier Underwriters, Inc. (“American Premier”) paid $8 million to redeem its outstanding 10-7/8% Subordinated Notes at maturity. In September 2010, AFG issued $132 million of 7% Senior Notes due in 2050.
Cash interest payments on long-term debt were $74 million in 2011, $68 million in 2010 and $64 million in 2009. Interest expense in the Statement of Earnings includes interest credited on funds held by AFG’s insurance subsidiaries under reinsurance contracts and other similar agreements as follows: $10 million in 2011 and 2010 and $7 million in 2009.
K.	Shareholders’ Equity
AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.
Stock Incentive Plans Under AFG’s Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards.
At December 31, 2011, there were 12.8 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plans. Options are granted with an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are fully exercisable upon grant. Options expire ten years after the date of grant. Data for stock options issued under AFG’s stock incentive plans is presented below:

			Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at January 1, 2011	8,484,233	$24.98

Granted	1,122,525	$34.34
Exercised	(1,576,664)	$21.14
Forfeited/Cancelled	(107,620)	$26.47

Outstanding at December 31, 2011	7,922,474	$27.05	6.0 years	$78

Options exercisable at December 31, 2011	4,580,849	$26.29	4.7 years	$49

The total intrinsic value of options exercised during 2011, 2010 and 2009 was $23 million, $19 million and $11 million, respectively. During 2011, 2010 and 2009, AFG received $33 million, $27 million and $10 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $7 million, $6 million and $4 million, respectively.
AFG uses the Black-Scholes option pricing model to calculate the fair value of its option grants. Expected volatility is based on historical volatility over a period equal to the expected term. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The weighted average fair value of options granted during 2011, 2010 and 2009 was $12.49 per share, $8.90 per share and $5.85 per share, respectively, based on the following assumptions:

	2011	2010	2009
Expected dividend yield	1.9%	2.2%	2.7%
Expected volatility	38%	39%	37%
Expected term (in years)	7.3	7.5	7.5
Risk-free rate	3.0%	3.2%	2.1%

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The restricted Common Stock that AFG has granted generally vests over a three or four year period. Data relating to grants of restricted stock is presented below:

		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2011	322,986	$25.27
Granted	131,955	$31.45
Vested	(39,819)	$28.41

Outstanding at December 31, 2011	415,122	$27.85

AFG issued 188,302 shares of Common Stock (fair value of $33.99 per share) in the first quarter of 2011 under the Annual Co-CEO Equity Bonus Plan.
Total compensation expense related to stock incentive plans of AFG and its subsidiaries for 2011, 2010 and 2009 was $22 million, $20 million and $13 million, respectively. Related tax benefits totaled $7 million in 2011, $6 million in 2010 and $3 million in 2009. At December 31, 2011, there was $23 million and $8 million of unrecognized compensation expense related to nonvested stock options and restricted stock awards, respectively. These amounts are expected to be recognized over a weighted average of 3.2 and 2.4 years, respectively.
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

			Pension
			and Other
	Pretax	Foreign	Post-			Accumulated
	Net Unrealized	Currency	Retirement		Noncon-	Other
	Gains (Losses)	Translation	Plans	Tax	trolling	Comprehensive
	on Securities	Adjustment	Adjustment	Effects	Interests	Income (Loss)
Balance at January 1, 2009	$(1,058)	$(18)	$(11)	$374	$10	$(703)
Cumulative effect of accounting change	(27)	—	—	10	—	(17)
Unrealized holding gains on securities arising during the year	1,413	—	—	(490)	(9)	914
Realized gains included in net income	(70)	—	—	19	3	(48)
Foreign currency translation gains	—	19	—	—	(1)	18
Other	—	—	(2)	1	—	(1)

Balance at December 31, 2009	258 (a)	1	(13)	(86)	3	163
Unrealized holding gains on securities arising during the year	596	—	—	(208)	(4)	384
Realized gains included in net income	(112)	—	—	39	2	(71)
Foreign currency translation gains	—	8	—	—	—	8
Other	(6)	—	—	2	(1)	(5)

Balance at December 31, 2010	736 (a)	9	(13)	(253)	—	479
Unrealized holding gains on securities arising during the year	238	—	—	(84)	(7)	147
Realized gains included in net income	(105)	—	—	37	2	(66)
Unrealized gains of subsidiary sold	(2)	—	—	1	—	(1)
Foreign currency translation losses	—	(2)	—	—	(1)	(3)
Other	—	—	1	—	—	1

Balance at December 31, 2011	$867	$7	$(12)	$(299)	$(6)	$557

(a)	Includes $25 million, $17 million and $98 million at December 31, 2011, 2010 and 2009 in net pretax unrealized losses ($15 million, $11 million and $63 million, respectively, net of tax) related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.	Income Taxes
The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in millions):

	2011	2010	2009

Earnings before income taxes	$560	$689	$812

Income taxes at statutory rate	$196	$241	$284
Effect of:
Change in valuation allowance	44	(1)	(7)
Losses of managed investment entities	9	23	—
Goodwill impairment charge	—	8	—
Subsidiaries not in AFG’s tax return	5	6	8
Tax exempt interest	(23)	(16)	(10)
Other	9	5	7

Provision for income taxes as shown on the Statement of Earnings	$240	$266	$282

Total earnings before income taxes include losses subject to tax in foreign jurisdictions of $31 million in 2011, $12 million in 2010 and $71 million in 2009.
The total income tax provision (credit) consists of (in millions):

	2011	2010	2009
Current taxes:
Federal	$186	$214	$239
State	4	4	6
Foreign	—	(1)	1
Deferred taxes:
Federal	23	63	51
Foreign	27	(14)	(15)

Provision for income taxes	$240	$266	$282

For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2011 (in millions):

	Expiring	Amount
Operating Loss — U.S.	2012 - 2020	$73
	2021 - 2025	73
Operating Loss — United Kingdom	indefinite	79
Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31, were as follows (in millions):

	2011	2010
Deferred tax assets:
Federal net operating loss carryforwards	$51	$52
Foreign underwriting losses	42	32
Insurance claims and reserves	435	404
Employee benefits	94	93
Other, net	52	68

Total deferred tax assets before valuation allowance	674	649
Valuation allowance against deferred tax assets	(97)	(54)

Total deferred tax assets	577	595
Deferred tax liabilities:
Subsidiaries not in AFG’s tax return	(61)	(56)
Investment securities	(441)	(324)
Deferred acquisition costs	(278)	(331)

Total deferred tax liabilities	(780)	(711)

Net deferred tax liability	$(203)	$(116)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG’s net deferred tax liability at December 31, 2011 and 2010, is included in other liabilities in AFG’s Balance Sheet.
The likelihood of realizing deferred tax assets is reviewed periodically; any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.
“Foreign underwriting losses” in the table above include the net operating loss carryforward and other deferred tax assets related to the Marketform Lloyd’s insurance business, which resulted primarily from underwriting losses in its run-off Italian public hospital medical malpractice business that has not been written since 2008. During the fourth quarter of 2011, AFG recorded losses in other lines written by its Lloyd’s insurance business. Net operating losses can be carried forward indefinitely to offset future taxable income in the United Kingdom, and management expects these businesses to produce underwriting profits in future years. Nevertheless, because the Marketform Lloyd’s insurance business is in a cumulative loss position for the last three years, and the fourth quarter 2011 losses were not limited to the run-off Italian public hospital medical malpractice business, there is uncertainty concerning the realization of the deferred tax benefits associated with the losses. Accordingly, AFG recorded a $44 million valuation allowance against the deferred tax assets related to the Lloyd’s insurance business in 2011, approximately $34 million of which related to prior year losses. AFG will be able to reduce this valuation allowance in future periods when income is generated by the Lloyd’s business.
In addition to the valuation allowance related to the Marketform Lloyd’s insurance business discussed above, the gross deferred tax asset has also been reduced by a $50 million valuation allowance related to a portion of AFG’s net operating loss carryforwards (“NOL”) that is subject to the separate return limitation year (“SRLY”) tax rules. A SRLY NOL can be used only by the entity that created it and only in years that the consolidated group has taxable income.
The changes in the deferred tax liabilities related to investment securities and deferred acquisition costs at year end 2011 compared to 2010 are due primarily to the increase in unrealized gains on fixed maturity securities.
A progression of the liability for uncertain tax positions, excluding interest and penalties, follows (in millions):

	2011	2010	2009
Balance at January 1	$52	$36	$36

Additions for tax positions of current year	7	16	—

Balance at December 31	$59	$52	$36

AFG increased its liability for uncertain tax positions by $7 million in 2011 and $16 million in 2010, exclusive of interest, to reflect uncertainty as to the timing of tax return inclusion of income related to certain securities. Because the ultimate recognition of income with respect to these securities is highly certain, the recording of this liability resulted in an offsetting reduction in AFG’s deferred tax liability. Accordingly, the ultimate resolution of this item will not impact AFG’s annual effective tax rate but could accelerate the payment of taxes.
The total unrecognized tax benefits and related interest that, if recognized, would impact the effective tax rate is $51 million at December 31, 2011. This amount does not include tax and interest totaling $17 million paid to the IRS in 2005 and 2006 for which a suit for refund has been filed (discussed below). AFG’s provision for income taxes included $3 million in 2011 and $2 million in both 2010 and 2009 of interest (net of federal benefit). AFG’s liability for interest related to unrecognized tax benefits was $15 million at December 31, 2011 and $12 million at December 31, 2010 (net of federal benefit); no penalties were accrued at those dates.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG’s 2011, 2010, 2009 and 2008 tax years remain subject to examination by the IRS. In addition, AFG has several tax years for which there are ongoing disputes. AFG filed a suit for refund in the U.S. District Court in Southern Ohio as a result of its dispute with the IRS regarding the calculation of tax reserves for certain annuity reserves pursuant to Actuarial Guideline 33. In June 2010, the Court issued a final summary judgment in favor of AFG. The IRS has appealed the decision and the Sixth Circuit Court of Appeals is scheduled to hear the case in early March 2012. Ultimate resolution may require revised tax calculations for the years 1996-2005, possibly requiring a revised application of tax attribute carryovers or carrybacks, both capital and ordinary, to the affected years, and is contingent upon formal review and acceptance by the IRS. Resolution of the case could result in a decrease in the liability for unrecognized tax benefits by up to $36 million and a decrease in related accrued interest of $15 million. These amounts do not include tax and interest paid to the IRS in 2005 and 2006, for which the suit was filed, totaling $17 million.
Cash payments for income taxes, net of refunds, were $157 million, $196 million and $190 million for 2011, 2010 and 2009, respectively.
M.	Contingencies
Establishing property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used and a range of reasonably possible losses cannot be estimated. In addition, accruals (included in other liabilities) have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor, Penn Central Transportation Company (“PCTC”) and its subsidiaries, prior to its bankruptcy reorganization in 1978 and certain manufacturing operations disposed of by American Premier and GAFRI.
AFG completed a comprehensive study of asbestos and environmental exposures in the second quarter of 2011 with the assistance of outside actuarial and engineering firms and specialty outside counsel. The study resulted in asbestos and environmental charges of $50 million for the property and casualty group and $9 million for the former railroad and manufacturing operations.
The insurance group’s liability for asbestos and environmental reserves was $454 million at December 31, 2011; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $92 million.
At December 31, 2011, American Premier and its subsidiaries had liabilities for environmental and personal injury claims aggregating $84 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace.
At December 31, 2011, GAFRI had a liability of approximately $8 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.
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
The following are quarterly results of consolidated operations for the two years ended December 31, 2011 (in millions, except per share amounts). Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
2011
Revenues	$1,039	$1,093	$1,335	$1,283	$4,750
Net earnings, including noncontrolling interests	49	37	107	127	320
Net earnings attributable to shareholders	83	55	96	109	343

Earnings attributable to shareholders per common share:
Basic	$.80	$.53	$.96	$1.11	$3.39
Diluted	.79	.52	.94	1.10	3.33

Average number of Common Shares:
Basic	104.6	102.7	99.7	98.2	101.3
Diluted	106.2	104.4	101.3	99.8	102.9

2010
Revenues	$1,034	$1,052	$1,255	$1,156	$4,497
Net earnings, including noncontrolling interests	88	100	126	109	423
Net earnings attributable to shareholders	106	108	132	133	479

Earnings attributable to shareholders per common share:
Basic	$.94	$.98	$1.22	$1.24	$4.38
Diluted	.93	.97	1.21	1.23	4.33

Average number of Common Shares:
Basic	112.0	110.2	108.2	106.7	109.2
Diluted	113.1	111.8	109.5	108.1	110.5
Pretax realized gains on securities (including other-than-temporary impairments) and favorable (unfavorable) prior year development of AFG’s liability for losses and loss adjustment expenses (“LAE”) were as follows (in millions):

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
Realized Gains on Securities
2011	$—	$19	$8	$49	$76
2010	4	11	57	29	101

Prior Year Development Favorable (Unfavorable)
2011	$21	$(13)	$34	$27	$69
2010	39	57	14	48	158

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Unfavorable prior year development (in the table above) for the second quarter of 2011 includes pretax special charges of $50 million to strengthen property and casualty insurance reserves for asbestos and environmental exposures. Results for the second quarter of 2011 also include pretax special charges of $9 million to strengthen reserves for asbestos and environmental exposures related to AFG’s railroad and manufacturing operations, pretax catastrophe losses of $23 million primarily from tornadoes and pretax realized gains of $33 million from the sales of a portion of AFG’s investment in Verisk Analytics, Inc. (“Verisk”). The 2011 fourth quarter includes a $34 million special charge for a valuation allowance against deferred tax assets and $40 million of pretax realized gains on sales of Verisk.
Results for 2010 include pretax catastrophe losses of $34 million in the second quarter, primarily from hailstorms in Oklahoma. Results for the third quarter of 2010 include a pretax gain of $26 million from the sale of Verisk and $39 million in adverse reserve development related to Marketform, primarily its run-off Italian public hospital medical malpractice business.
O.	Insurance
Securities owned by U.S.-based insurance subsidiaries having a carrying value of approximately $1.2 billion at December 31, 2011, were on deposit as required by regulatory authorities. At December 31, 2011, AFG and its subsidiaries had $173 million in undrawn letters of credit ($16 million of which was collateralized) supporting the underwriting capacity of its U.K.-based Lloyd’s insurer.
Property and Casualty Insurance Reserves The liability for losses and LAE for long-term scheduled payments under certain workers’ compensation insurance has been discounted at 6%, an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2011, has been reduced by $30 million.
The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years (in millions). Favorable development in 2011 was due primarily to lower than expected severity in certain businesses within the Specialty casualty sub-segment and lower than expected frequency in crop business within the Property and transportation sub-segment, partially offset by the $50 million special charge to increase asbestos and environmental reserves. Favorable development in 2010 was primarily in the Specialty casualty and Specialty financial sub-segments. Favorable development in 2009 was in the Specialty financial, Specialty casualty and Property and transportation sub-segments.

	2011	2010	2009

Balance at beginning of period	$4,164	$3,899	$4,154

Provision for losses and LAE occurring in the current year	1,813	1,615	1,385
Net decrease in provision for claims of prior years	(69)	(158)	(198)

Total losses and LAE incurred	1,744	1,457	1,187
Payments for losses and LAE of:
Current year	(652)	(360)	(504)
Prior years	(969)	(1,116)	(998)

Total payments	(1,621)	(1,476)	(1,502)

Reserves of businesses acquired	—	287	—
Foreign — currency translation and other	(5)	(3)	60

Balance at end of period	4,282	4,164	3,899

Add back reinsurance recoverables, net of allowance	2,238	2,249	2,513

Gross unpaid losses and LAE included in the Balance Sheet	$6,520	$6,413	$6,412

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
FHLB Funding Agreements Great American Life Insurance Company (“GALIC”), a wholly-owned annuity and supplemental insurance subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. GALIC’s $22 million investment in FHLB capital stock at December 31, 2011, is included in other investments at cost. Membership in the FHLB provides the annuity and supplemental insurance operations with a substantial additional source of liquidity. During the fourth quarter of 2011, the FHLB advanced GALIC $240 million (included in annuity benefits accumulated at December 31, 2011) under various funding agreements at interest rates ranging from .02% to .03% over LIBOR (average rate of .31% at December 31, 2011). These advances must be repaid within 5 to 7 years, but GALIC has the option to prepay all or a portion of the advances on a monthly basis. The advances on these agreements are collateralized by commercial mortgage-backed securities with a fair value of $301 million (included in available for sale fixed maturity securities) at December 31, 2011. Interest credited on the funding agreements, which is included in annuity benefits, was approximately $100,000 in 2011.
Net Investment Income The following table shows (in millions) investment income earned and investment expenses incurred by AFG’s insurance group.

	2011	2010	2009
Insurance group investment income:
Fixed maturities	$1,142	$1,112	$1,142
Equity securities	26	11	11
Other	65	61	44

Total investment income	1,233	1,184	1,197
Insurance group investment expenses (*)	(34)	(25)	(38)

Net investment income	$1,199	$1,159	$1,159

(*)	Included primarily in “Other operating and general expenses” in the Statement of Earnings.
Statutory Information AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings (loss) and policyholders’ surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

				Policyholders’
	Net Earnings (Loss)			Surplus
	2011	2010	2009	2011	2010

Property and casualty companies	$375	$624	$574	$1,976	$2,101
Life insurance companies	190	213	(76)	1,225	1,153
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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2011	2010	2009

Direct premiums written	$4,061	$3,542	$3,731
Reinsurance assumed	45	47	32
Reinsurance ceded	(1,336)	(1,181)	(1,452)

Net written premiums	$2,770	$2,408	$2,311

Direct premiums earned	$4,062	$3,653	$3,854
Reinsurance assumed	41	45	32
Reinsurance ceded	(1,344)	(1,148)	(1,474)

Net earned premiums	$2,759	$2,550	$2,412

Reinsurance recoveries	$770	$395	$898

AFG has reinsured approximately $16 billion in face amount of life insurance at December 31, 2011 and $18 billion at December 31, 2010. Life written premiums ceded were $44 million, $49 million and $54 million for 2011, 2010 and 2009, respectively.
Variable Annuities At December 31, 2011, the aggregate guaranteed minimum death benefit value (assuming every variable annuity policyholder died on that date) on AFG’s variable annuity policies exceeded the fair value of the underlying variable annuities by $63 million, compared to $52 million at December 31, 2010. Death benefits paid in excess of the variable annuity account balances were less than $1 million in each of the last three years.
P.	Additional Information
Losses and loss adjustment expenses included charges for possible losses on reinsurance recoverables of less than $1 million in 2011, 2010 and 2009. The aggregate allowance for losses on reinsurance recoverables amounted to approximately $26 million and $28 million at December 31, 2011 and 2010.
Operating Leases Total rental expense for various leases of office space and equipment was $54 million in 2011 and $42 million in each of 2010 and 2009. Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2011, were as follows: 2012 — $52 million; 2013 — $49 million; 2014 — $44 million; 2015 — $37 million; 2016 — $33 million; and $197 million thereafter.
Financial Instruments with Off-Balance-Sheet Risk On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2011, AFG and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling up to $25 million.
Restrictions on Transfer of Funds and Assets of Subsidiaries Payments of dividends, loans and advances by AFG’s subsidiaries are subject to various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2012 from its insurance subsidiaries without seeking regulatory clearance is $546 million. Additional amounts of dividends, loans and advances require regulatory approval.
Benefit Plans AFG expensed approximately $26 million in 2011, $30 million in 2010 and $34 million in 2009 for its retirement and employee savings plans.

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
AFG has guaranteed all of the outstanding public debt of GAFRI and GAFRI’s wholly-owned subsidiary, AAG Holding Company, Inc. In addition, GAFRI guarantees AAG Holding’s public debt. The AFG and GAFRI guarantees are full and unconditional and joint and several. Condensed consolidating financial statements for AFG are as follows:
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
DECEMBER 31, 2011

Assets:
Cash and investments	$456	$32	$—	$25,090	$(1)	$25,577
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,351	—	3,351
Agents’ balances and premiums receivable	—	—	—	565	—	565
Deferred policy acquisition costs	—	—	—	1,105	—	1,105
Assets of managed investment entities	—	—	—	3,058	—	3,058
Other assets	105	5	5	2,309	(38)	2,386
Investment in subsidiaries and affiliates	4,866	2,055	2,146	643	(9,710)	—

Total assets	$5,427	$2,092	$2,151	$36,121	$(9,749)	$36,042

Liabilities and Equity:
Unpaid losses and loss adjustment expenses and unearned premiums	$—	$—	$—	$8,004	$—	$8,004
Annuity, life, accident and health benefits and reserves	—	—	—	17,148	(1)	17,147
Liabilities of managed investment entities	—	—	—	2,787	—	2,787
Long-term debt	600	—	220	115	(1)	934
Other liabilities	282	20	109	2,266	(198)	2,479

Total liabilities	882	20	329	30,320	(200)	31,351

Total shareholders’ equity	4,545	2,072	1,822	5,655	(9,549)	4,545
Noncontrolling interests	—	—	—	146	—	146

Total liabilities and equity	$5,427	$2,092	$2,151	$36,121	$(9,749)	$36,042

DECEMBER 31, 2010

Assets:
Cash and investments	$412	$33	$—	$22,228	$(3)	$22,670
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,386	—	3,386
Agents’ balances and premiums receivable	—	—	—	535	—	535
Deferred policy acquisition costs	—	—	—	1,244	—	1,244
Assets of managed investment entities	—	—	—	2,537	—	2,537
Other assets	36	6	5	2,050	(15)	2,082
Investment in subsidiaries and affiliates	4,816	1,899	1,996	671	(9,382)	—

Total assets	$5,264	$1,938	$2,001	$32,651	$(9,400)	$32,454

Liabilities and Equity:
Unpaid losses and loss adjustment expenses and unearned premiums	$—	$—	$—	$7,947	$—	$7,947
Annuity, life, accident and health benefits and reserves	—	—	—	14,556	(1)	14,555
Liabilities of managed investment entities	—	—	—	2,323	—	2,323
Long-term debt	600	1	219	133	(1)	952
Other liabilities	194	19	110	1,888	(154)	2,057

Total liabilities	794	20	329	26,847	(156)	27,834

Total shareholders’ equity	4,470	1,918	1,672	5,654	(9,244)	4,470
Noncontrolling interests	—	—	—	150	—	150

Total liabilities and equity	$5,264	$1,938	$2,001	$32,651	$(9,400)	$32,454

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE YEAR ENDED DECEMBER 31, 2011

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$2,759	$—	$2,759
Life, accident and health premiums	—	—	—	430	—	430
Realized gains (losses)	—	(1)	—	75	(1)	73
Income of managed investment entities	—	—	—	72	—	72
Investment and other income	2	11	—	1,430	(27)	1,416
Equity in earnings of subsidiaries	710	189	216	—	(1,115)	—

Total revenues	712	199	216	4,766	(1,143)	4,750

Costs and Expenses:
Insurance benefits and expenses	—	—	—	3,671	—	3,671
Interest charges on borrowed money	64	—	25	16	(20)	85
Expenses of managed investment entities	—	—	—	71	—	71
Other operating and general expenses	65	15	5	284	(6)	363

Total costs and expenses	129	15	30	4,042	(26)	4,190

Operating earnings before income taxes	583	184	186	724	(1,117)	560
Provision (credit) for income taxes	240	62	64	283	(409)	240

Net earnings, including noncontrolling interests	343	122	122	441	(708)	320
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(23)	—	(23)

Net Earnings Attributable to Shareholders	$343	$122	$122	$464	$(708)	$343

FOR THE YEAR ENDED DECEMBER 31, 2010

Revenues:
Property and casualty insurance premiums	$—	$—	$—	$2,550	$—	$2,550
Life, accident and health premiums	—	—	—	451	—	451
Realized gains (losses)	—	(2)	—	90	—	88
Income of managed investment entities	—	—	—	23	—	23
Investment and other income	4	11	—	1,392	(22)	1,385
Equity in earnings of subsidiaries	850	195	242	—	(1,287)	—

Total revenues	854	204	242	4,506	(1,309)	4,497

Costs and Expenses:
Insurance benefits and expenses	—	—	—	3,297	—	3,297
Interest charges on borrowed money	58	—	25	17	(22)	78
Expenses of managed investment entities	—	—	—	55	—	55
Other operating and general expenses	51	16	5	306	—	378

Total costs and expenses	109	16	30	3,675	(22)	3,808

Operating earnings before income taxes	745	188	212	831	(1,287)	689
Provision (credit) for income taxes	266	72	72	314	(458)	266

Net earnings, including noncontrolling interests	479	116	140	517	(829)	423
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(56)	—	(56)

Net Earnings Attributable to Shareholders	$479	$116	$140	$573	$(829)	$479

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE YEAR ENDED DECEMBER 31, 2011

Operating Activities:
Net earnings, including noncontrolling interests	$343	$122	$122	$441	$(708)	$320
Adjustments:
Equity in net earnings of subsidiaries	(440)	(124)	(142)	—	706	—
Dividends from subsidiaries	542	3	38	—	(583)	—
Other operating activities, net	17	(1)	2	327	2	347

Net cash provided by (used in) operating activities	462	—	20	768	(583)	667

Investing Activities:
Purchases of investments, property and equipment	(54)	—	—	(5,940)	—	(5,994)
Returns of capital from (capital contributions to) subsidiaries	(27)	14	(1)	—	14	—
Proceeds from maturities and redemptions of investments	4	9	—	2,230	—	2,243
Proceeds from sales of investments, property and equipment	5	—	—	1,489	—	1,494
Managed investment entities:
Purchases of investments	—	—	—	(1,563)	—	(1,563)
Proceeds from sales and redemptions of investments	—	—	—	1,391	—	1,391
Other investing activities, net	—	—	—	(10)	—	(10)

Net cash provided by (used in) investing activities	(72)	23	(1)	(2,403)	14	(2,439)

Financing Activities:
Annuity receipts	—	—	—	3,326	—	3,326
Annuity surrenders, benefits and withdrawals	—	—	—	(1,321)	—	(1,321)
Net transfers from (to) variable annuity assets	—	—	—	39	—	39
Additional long-term borrowings	—	—	—	2	—	2
Reductions of long-term debt	—	—	—	(20)	—	(20)
Issuances of managed investment entities’ liabilities	—	—	—	394	—	394
Retirement of managed investment entities’ liabilities	—	—	—	(66)	—	(66)
Issuances of Common Stock	37	—	—	2	—	39
Capital contributions from (returns of capital to) parent	—	16	(19)	(143)	146	—
Repurchases of Common Stock	(315)	—	—	—	—	(315)
Cash dividends paid	(67)	(40)	—	(383)	423	(67)
Other financing activities, net	—	—	—	(14)	—	(14)

Net cash provided by (used in) financing activities	(345)	(24)	(19)	1,816	569	1,997

Net change in cash and cash equivalents	45	(1)	—	181	—	225
Cash and cash equivalents at beginning of year	370	20	—	709	—	1,099

Cash and cash equivalents at end of year	$415	$19	$—	$890	$—	$1,324

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

			AAG	All Other	Consol.
	AFG	GAFRI	Holding	Subs	Entries	Consolidated
FOR THE YEAR ENDED DECEMBER 31, 2010

Operating Activities:
Net earnings, including noncontrolling interests	$479	$116	$140	$517	$(829)	$423
Adjustments:
Equity in net earnings of subsidiaries	(548)	(121)	(159)	—	828	—
Dividends from subsidiaries	550	—	16	—	(566)	—
Other operating activities, net	—	(2)	1	441	1	441

Net cash provided by (used in) operating activities	481	(7)	(2)	958	(566)	864

Investing Activities:
Purchases of investments, property and equipment	(13)	(5)	—	(5,417)	—	(5,435)
Purchase of subsidiaries	—	—	—	(128)	—	(128)
Capital contributions to subsidiaries	(97)	(7)	(5)	—	109	—
Proceeds from maturities and redemptions of investments	—	11	—	2,141	—	2,152
Proceeds from sales of investments, property and equipment	—	—	—	1,593	—	1,593
Managed investment entities:
Purchases of investments	—	—	—	(1,008)	—	(1,008)
Proceeds from sales and redemptions of investments	—	—	—	1,018	—	1,018
Other investing activities, net	—	—	—	103	—	103

Net cash provided by (used in) investing activities	(110)	(1)	(5)	(1,698)	109	(1,705)

Financing Activities:
Annuity receipts	—	—	—	2,282	—	2,282
Annuity surrenders, benefits and withdrawals	—	—	—	(1,221)	—	(1,221)
Net transfers from (to) variable annuity assets	—	—	—	7	—	7
Additional long-term borrowings	128	—	—	31	—	159
Reductions of long-term debt	—	—	—	(39)	—	(39)
Retirement of managed investment entities’ liabilities	—	—	—	(45)	—	(45)
Issuances of Common Stock	31	—	—	1	—	32
Capital contributions from parent	—	16	7	86	(109)	—
Repurchases of Common Stock	(292)	—	—	—	—	(292)
Cash dividends paid	(63)	—	—	(566)	566	(63)
Other financing activities, net	(2)	—	—	2	—	—

Net cash provided by (used in) financing activities	(198)	16	7	538	457	820

Net change in cash and cash equivalents	173	8	—	(202)	—	(21)
Cash and cash equivalents at beginning of year	197	12	—	911	—	1,120

Cash and cash equivalents at end of year	$370	$20	$—	$709	$—	$1,099

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

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.
ITEM 10 Directors, Executive Officers of the Registrant and Corporate Governance
ITEM 11 Executive Compensation
ITEM 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13 Certain Relationships and Related Transactions, and Director Independence
ITEM 14 Principal Accountant Fees and Services
PART IV
ITEM 15
Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this Report:
1.	Financial Statements are included in Part II, Item 8.

2.	Financial Statement Schedules:
A.	Selected Quarterly Financial Data is included in Note N to the Consolidated Financial Statements.

B.	Schedules filed herewith for 2011, 2010 and 2009:

Page
I — Condensed Financial Information of Registrant	S-2

V — Supplemental Information Concerning Property-Casualty Insurance Operations	S-4

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

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)
Condensed Balance Sheet

	December 31
	2011	2010
Assets:
Cash and investments	$456	$412
Investment in subsidiaries (a)	4,866	4,816
Other assets	105	36

Total assets	$5,427	$5,264

Liabilities and Equity:
Long-term debt	$600	$600
Other liabilities	282	194
Shareholders’ equity	4,545	4,470

Total liabilities and equity	$5,427	$5,264

Condensed Statement of Earnings

	Year ended December 31,
	2011	2010	2009
Revenues:
Dividends from subsidiaries	$544	$554	$673
Equity in undistributed earnings of subsidiaries	166	296	223
Investment and other income (b)	2	4	2

Total revenues	712	854	898

Costs and Expenses:
Interest charges on intercompany borrowings	11	12	13
Interest charges on other borrowings	53	46	37
Other operating and general expenses	65	51	47

Total costs and expenses	129	109	97

Operating earnings before income taxes	583	745	801
Provision for income taxes	240	266	282

Net Earnings Attributable to Shareholders	$343	$479	$519

(a)	Investment in subsidiaries includes intercompany receivables and payables.

(b)	Includes mark-to-market adjustments on trading securities.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)
Condensed Statement of Cash Flows

	Year ended December 31,
	2011	2010	2009
Operating Activities:
Net earnings attributable to shareholders	$343	$479	$519
Adjustments:
Equity in net earnings of subsidiaries	(440)	(548)	(583)
Dividends from subsidiaries	542	550	636
Other operating activities, net	17	—	14

Net cash provided by operating activities	462	481	586

Investing Activities:
Purchases of investments, property and equipment	(54)	(13)	(14)
Net capital contributions to subsidiaries	(27)	(97)	(170)
Proceeds from maturities and redemptions of investments	4	—	1
Proceeds from sales of investments, property and equipment	5	—	15
Other investing activities, net	—	—	—

Net cash used in investing activities	(72)	(110)	(168)

Financing Activities:
Additional long-term borrowings	—	128	522
Reductions of long-term debt	—	—	(776)
Issuances of Common Stock	37	31	14
Repurchases of Common Stock	(315)	(292)	(81)
Cash dividends paid on Common Stock	(67)	(63)	(60)
Other financing activities, net	—	(2)	—

Net cash provided by (used in) financing activities	(345)	(198)	(381)

Net change in cash and cash equivalents	45	173	37

Cash and cash equivalents at beginning of year	370	197	160

Cash and cash equivalents at end of year	$415	$370	$197

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE V — SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2011
(IN MILLIONS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
		(a)
		RESERVES FOR					CLAIMS AND CLAIM		AMORTIZATION	PAID
	DEFERRED	UNPAID CLAIMS	(b)				ADJUSTMENT EXPENSES		OF DEFERRED	CLAIMS
AFFILIATION	POLICY	AND CLAIMS	DISCOUNT	(c)		NET	INCURRED RELATED TO		POLICY	AND CLAIM
WITH	ACQUISITION	ADJUSTMENT	DEDUCTED IN	UNEARNED	EARNED	INVESTMENT	CURRENT	PRIOR	ACQUISITION	ADJUSTMENT	PREMIUMS
REGISTRANT	COSTS	EXPENSES	COLUMN C	PREMIUMS	PREMIUMS	INCOME	YEAR	YEARS	COSTS	EXPENSES	WRITTEN

CONSOLIDATED PROPERTY-CASUALTY ENTITIES

2011	$331	$6,520	$30	$1,484	$2,759	$269	$1,813	$(69)	$682	$1,621	$2,770

2010	$324	$6,413	$32	$1,534	$2,550	$317	$1,615	$(158)	$637	$1,476	$2,408

2009					$2,412	$394	$1,385	$(198)	$649	$1,502	$2,311

(a)	Grossed up for reinsurance recoverables of $2,238 and $2,249 at December 31, 2011 and 2010, respectively.

(b)	Discounted at approximately 6%.

(c)	Grossed up for prepaid reinsurance premiums of $409 and $422 at December 31, 2011 and 2010, respectively.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

American Financial Group, Inc.

Signed: February 28, 2012	BY:	/s/ CARL H. LINDNER III Carl H. Lindner III Co-Chief Executive Officer

	BY:	/s/ S. CRAIG LINDNER

S. Craig Lindner Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ CARL H. LINDNER III Carl H. Lindner III	Director	February 28, 2012

/s/ S. CRAIG LINDNER S. Craig Lindner	Director	February 28, 2012

/s/ THEODORE H. EMMERICH Theodore H. Emmerich	Director*	February 28, 2012

/s/ JAMES E. EVANS James E. Evans	Director	February 28, 2012

/s/ TERRY S. JACOBS Terry S. Jacobs	Director*	February 28, 2012

/s/ GREGORY G. JOSEPH Gregory G. Joseph	Director*	February 28, 2012

/s/ KENNETH C. AMBRECHT Kenneth C. Ambrecht	Director	February 28, 2012

/s/ WILLIAM W. VERITY William W. Verity	Director	February 28, 2012

/s/ JOHN I. VON LEHMAN John I. Von Lehman	Director*	February 28, 2012

/s/ KEITH A. JENSEN Keith A. Jensen	Senior Vice President (principal financial and accounting officer)	February 28, 2012

*	Member of the Audit Committee

INDEX TO EXHIBITS
AMERICAN FINANCIAL GROUP, INC.

Number		Exhibit Description

3	(a)	Amended and Restated Articles of Incorporation, filed as Exhibit 3(a) to AFG’s Form 10-K for 1997.	(*)

3	(b)	Amended and Restated Code of Regulations, filed as Exhibit 3 to AFG’s Form 8-K filed on December 11, 2008.	(*)

4		Instruments defining the rights of security holders.	Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries

Material Contracts:

10	(a)	Amended and Restated Directors’ Compensation Plan, filed as Exhibit 10(a) to AFG’s Form 10-K for 2009.	(*)

10	(b)	Amended and Restated Deferred Compensation Plan, filed as Exhibit 10(b) to AFG’s Form 10-K for 2008.	(*)

10	(c)	2011 Co-CEO Equity Bonus Plan, filed as Annex A to AFG’s Proxy statement filed on March 30, 2011.	(*)

10	(d)	2011 Annual Senior Executive Bonus Plan, filed as Annex B to AFG’s Proxy statement filed on March 30, 2011.	(*)

10	(e)	Amended and restated Nonqualified Auxiliary RASP, filed as Exhibit 10(f) to AFG’s Form 10-K for 2008.	(*)

10	(f)	2005 Stock Incentive Plan included in AFG’s 2005 Proxy, filed on April 15, 2005.	(*)

10	(g)
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
(*)

(*)	Incorporated herein by reference.

E-1

INDEX TO EXHIBITS — CONTINUED
AMERICAN FINANCIAL GROUP, INC.

Number		Exhibit Description

12		Computation of ratios of earnings to fixed charges.

21		Subsidiaries of the Registrant.

23		Consent of independent registered public accounting firm.

31	(a)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31	(c)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32		Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following financial information from American Financial Group’s Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheet

(ii) Consolidated Statement of Earnings

(iii) Consolidated Statement of Changes in Equity

(iv) Consolidated Statement of Cash Flows

(v) Notes to Consolidated Financial Statements

(vi) Financial Statement Schedules

E-2