Form 10-Q
period 2012-03-21
AMERICAN FINANCIAL GROUP INC
filed 2012-05-09
CIK 1042046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320

301 East Fourth Street, Cincinnati, Ohio 45202

(513) 579-2121

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company.    Yes  ☐    No  ☒

As of May 1, 2012, there were 96,887,372 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

ITEM I – FINANCIAL STATEMENTS

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Dollars In Millions)

	March 31, 2012	December 31, 2011 (as adjusted)
Assets:
Cash and cash equivalents	$1,422	$1,324
Investments:
Fixed maturities, available for sale at fair value (amortized cost – $20,994 and $20,562)	22,371	21,807
Fixed maturities, trading at fair value	457	440
Equity securities, at fair value (cost – $800 and $744)	1,054	928
Mortgage loans	438	401
Policy loans	249	252
Real estate and other investments	487	425

Total cash and investments	26,478	25,577
Recoverables from reinsurers	2,678	2,942
Prepaid reinsurance premiums	415	409
Agents’ balances and premiums receivable	550	565
Deferred policy acquisition costs	916	901
Assets of managed investment entities	2,952	3,058
Other receivables	625	895
Variable annuity assets (separate accounts)	601	548
Other assets	810	757
Goodwill	186	186

Total assets	$36,211	$35,838

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$6,117	$6,520
Unearned premiums	1,496	1,484
Annuity benefits accumulated	16,064	15,420
Life, accident and health reserves	1,739	1,727
Payable to reinsurers	292	475
Liabilities of managed investment entities	2,672	2,787
Long-term debt	931	934
Variable annuity liabilities (separate accounts)	601	548
Other liabilities	1,567	1,386

Total liabilities	31,479	31,281
Shareholders’ equity:
Common Stock, no par value
- 200,000,000 shares authorized
- 97,177,820 and 97,846,402 shares outstanding	97	98
Capital surplus	1,126	1,121
Retained earnings:
Appropriated – managed investment entities	145	173
Unappropriated	2,498	2,439
Accumulated other comprehensive income, net of tax	714	580

Total shareholders’ equity	4,580	4,411
Noncontrolling interests	152	146

Total equity	4,732	4,557

Total liabilities and equity	$36,211	$35,838

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

(In Millions, Except Per Share Data)

	Three months ended March 31,
	2012	2011 (as adjusted)
Revenues:
Property and casualty insurance premiums	$603	$599
Life, accident and health premiums	105	110
Investment income	322	300
Realized gains (losses) on:
Securities (*)	44	—
Subsidiaries	—	(3)
Income (loss) of managed investment entities:
Investment income	29	25
Loss on change in fair value of assets/liabilities	(29)	(33)
Other income	39	41

Total revenues	1,113	1,039
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	344	341
Commissions and other underwriting expenses	211	203
Annuity benefits	130	116
Life, accident and health benefits	92	96
Annuity and supplemental insurance acquisition expenses	47	50
Interest charges on borrowed money	21	21
Expenses of managed investment entities	19	18
Other operating and general expenses	103	92

Total costs and expenses	967	937

Operating earnings before income taxes	146	102
Provision for income taxes	58	48

Net earnings, including noncontrolling interests	88	54
Less: Net earnings (loss) attributable to noncontrolling interests	(25)	(34)

Net Earnings Attributable to Shareholders	$113	$88

Earnings Attributable to Shareholders per Common Share:
Basic	$1.16	$.84

Diluted	$1.14	$.83

Average number of Common Shares:
Basic	97.7	104.6
Diluted	99.4	106.2
Cash dividends per Common Share	$.175	$.1625

(*) Consists of the following:
Realized gains before impairments	$48	$10
Losses on securities with impairment	(5)	(7)
Non-credit portion recognized in other comprehensive income (loss)	1	(3)

Impairment charges recognized in earnings	(4)	(10)

Total realized gains on securities	$44	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

(In Millions)

	Three months ended March 31,
	2012	2011
Net earnings, including noncontrolling interests	$88	$54
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period	158	18
Reclassification adjustment for realized gains included in net earnings	(28)	—

Total net unrealized gains on securities	130	18
Foreign currency translation adjustments	7	7
Pension and other postretirement plans adjustments	1	—

Other comprehensive income, net of tax	138	25

Total comprehensive income, net of tax	226	79

Less: Comprehensive income (loss) attributable to noncontrolling interests	(21)	(34)

Comprehensive income attributable to shareholders	$247	$113

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings		Accum. Other Comp Inc.(Loss)	Total	Noncon- trolling Interests	Total Equity
			Appro.	Unappro.
Balance at December 31, 2011, as adjusted	97,846,402	$1,219	$173	$2,439	$580	$4,411	$146	$4,557
Net earnings	—	—	—	113	—	113	(25)	88
Other comprehensive income	—	—	—	—	134	134	4	138
Allocation of losses of managed investment entities	—	—	(28)	—	—	(28)	28	—
Dividends on Common Stock	—	—	—	(17)	—	(17)	—	(17)
Shares issued:
Exercise of stock options	551,219	14	—	—	—	14	—	14
Other benefit plans	250,072	5	—	—	—	5	—	5
Dividend reinvestment plan	3,916	—	—	—	—	—	—	—
Stock-based compensation expense	—	4	—	—	—	4	—	4
Shares acquired and retired	(1,473,789)	(19)	—	(37)	—	(56)	—	(56)
Other	—	—	—	—	—	—	(1)	(1)

Balance at March 31, 2012	97,177,820	$1,223	$145	$2,498	$714	$4,580	$152	$4,732

Balance at December 31, 2010	105,168,366	$1,271	$197	$2,523	$479	$4,470	$150	$4,620
Cumulative effect of accounting change	—	—	—	(155)	16	(139)	—	(139)

Balance at December 31, 2010, as adjusted	105,168,366	1,271	197	2,368	495	4,331	150	4,481
Net earnings	—	—	—	88	—	88	(34)	54
Other comprehensive income	—	—	—	—	25	25	—	25
Allocation of losses of managed investment entities	—	—	(35)	—	—	(35)	35	—
Dividends on Common Stock	—	—	—	(17)	—	(17)	—	(17)
Shares issued:
Exercise of stock options	436,127	11	—	—	—	11	—	11
Other benefit plans	332,337	7	—	—	—	7	—	7
Dividend reinvestment plan	4,043	—	—	—	—	—	—	—
Stock-based compensation expense	—	3	—	—	—	3	—	3
Shares acquired and retired	(2,457,721)	(30)	—	(54)	—	(84)	—	(84)
Other	—	—	—	—	—	—	(2)	(2)

Balance at March 31, 2011	103,483,152	$1,262	$162	$2,385	$520	$4,329	$149	$4,478

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In Millions)

	Three months ended March 31,
	2012	2011 (as adjusted)
Operating Activities:
Net earnings, including noncontrolling interests	$88	$54
Adjustments:
Depreciation and amortization	46	49
Annuity benefits	130	116
Realized (gains) losses on investing activities	(44)	3
Net purchases of trading securities	(13)	(5)
Deferred annuity and life policy acquisition costs	(60)	(51)
Change in:
Reinsurance and other receivables	535	446
Other assets	(30)	15
Insurance claims and reserves	(373)	(202)
Payable to reinsurers	(183)	(92)
Other liabilities	(3)	59
Managed investment entities’ assets/liabilities	(86)	(12)
Other operating activities, net	3	9

Net cash provided by operating activities	10	389

Investing Activities:
Purchases of:
Fixed maturities	(951)	(1,044)
Equity securities	(59)	(34)
Mortgage loans	(39)	(91)
Real estate, property and equipment	(44)	(20)
Proceeds from:
Maturities and redemptions of fixed maturities	514	590
Repayments of mortgage loans	2	10
Sales of fixed maturities	131	291
Sales of equity securities	65	6
Managed investment entities:
Purchases of investments	(566)	(352)
Proceeds from sales and redemptions of investments	774	400
Other investing activities, net	(10)	(13)

Net cash used in investing activities	(183)	(257)

Financing Activities:
Annuity receipts	804	672
Annuity surrenders, benefits and withdrawals	(348)	(311)
Reductions of long-term debt	(3)	(3)
Issuances of managed investment entities’ liabilities	359	—
Retirement of managed investment entities’ liabilities	(489)	(4)
Issuances of Common Stock	14	11
Repurchases of Common Stock	(56)	(84)
Cash dividends paid on Common Stock	(17)	(16)
Other financing activities, net	7	3

Net cash provided by financing activities	271	268

Net Change in Cash and Cash Equivalents	98	400
Cash and cash equivalents at beginning of period	1,324	1,099

Cash and cash equivalents at end of period	$1,422	$1,499

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Goodwill and Other Intangibles
B.	Segments of Operations	I.	Long-Term Debt
C.	Fair Value Measurements	J.	Shareholders’ Equity
D.	Investments	K.	Income Taxes
E.	Derivatives	L.	Contingencies
F.	Deferred Policy Acquisition Costs	M.	Condensed Consolidating Information
G.	Managed Investment Entities	N.	Subsequent Event

A.	Accounting Policies

Basis of Presentation The accompanying consolidated financial statements for American Financial Group, Inc. (“AFG”) and its subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with U.S. generally accepted accounting principles.

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2012, and prior to the filing date of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Accounting Standards Adopted in 2012 Effective January 1, 2012, AFG retrospectively adopted Accounting Standards Update (“ASU”) 2010-26 that addresses which costs related to issuing or renewing insurance contracts qualify for deferral. To qualify for deferral, the guidance specifies that a cost must be directly related to the successful acquisition of an insurance contract. The financial statements for prior periods have been adjusted to reflect the adoption of the new standard.

The impact of adoption on amounts previously reported is shown in the table below (in millions, except per share data):

December 31, 2011

Deferred policy acquisition costs
As previously reported	$1,105
As adjusted	901
Net deferred tax liability (included in other liabilities)
As previously reported	$203
As adjusted	133
Shareholders’ equity
As previously reported	$4,545
As adjusted	4,411

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year

Net earnings attributable to shareholders
As previously reported	$83	$55	$96	$109	$343
As adjusted	88	48	97	109	342
Diluted earnings per Common Share
As previously reported	$.79	$.52	$.94	$1.10	$3.33
As adjusted	.83	.46	.95	1.09	3.32

Effective January 1, 2012, AFG retrospectively adopted ASU 2011-05, which eliminates the option to report other comprehensive income in the Statement of Changes in Equity. As permitted by the standard, comprehensive income is presented herein in a separate statement immediately following the Statement of Earnings. This new presentation does not change the measurement of net earnings, other comprehensive income or earnings per share, and accordingly, had no impact on AFG’s results of operations or financial position.

Effective January 1, 2012, AFG adopted ASU 2011-04, which clarifies the application of existing fair value measurement and amends certain disclosure requirements. Disclosures required by the guidance are included in Note C. The impact of adoption was not material to AFG’s results of operations or financial position.

Fair Value Measurements Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in the first quarter of 2012 or 2011.

Investments Fixed maturity and equity securities classified as “available for sale” are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income in AFG’s Balance Sheet. Fixed maturity and equity securities classified as “trading” are reported at fair value with changes in unrealized holding gains or losses during the period included in investment income. Mortgage and policy loans are carried primarily at the aggregate unpaid balance.

Premiums and discounts on fixed maturity securities are amortized using the interest method; mortgage-backed securities (“MBS”) are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Goodwill Goodwill represents the excess of cost of subsidiaries over AFG’s equity in their underlying net assets. Goodwill is not amortized, but is subject to an impairment test at least annually. Under guidance adopted in 2011, an entity is only required to complete the quantitative annual goodwill impairment test on a reporting unit if the entity determines (through qualitative analysis) that it is more likely than not that the reporting unit’s fair value is less than its carrying amount.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred Policy Acquisition Costs (“DPAC”) Policy acquisition costs (principally commissions, premium taxes and certain policy issuance costs) directly related to the successful acquisition of an insurance contract are deferred. DPAC also includes capitalized costs associated with sales inducements offered to fixed annuity policyholders such as enhanced interest rates and premium and persistency bonuses. As discussed above under “Accounting Standards Adopted in 2012,” AFG’s accounting for DPAC changed effective January 1, 2012, and amounts previously reported have been adjusted retrospectively.

For the property and casualty companies, DPAC is limited based upon recoverability without any consideration for anticipated investment income and is charged against income ratably over the terms of the related policies. A premium deficiency is recognized if the sum of expected claims costs, claims adjustment expenses and unamortized acquisition costs exceed the related unearned premiums. A premium deficiency is first recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency is greater than unamortized acquisition costs, a liability is accrued for the excess deficiency and reported with unpaid losses and loss adjustment expenses.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

AFG manages, and has investments in, collateralized loan obligations (“CLOs”) that are VIEs (see Note G – “Managed Investment Entities”). Both the management fees (payment of which are subordinate to other obligations of the CLOs) and the investments in the CLOs are considered variable interests. AFG has determined that it is the primary beneficiary of the CLOs because (i) its role as asset manager gives it the power to direct the activities that most significantly impact the economic performance of the CLOs and (ii) it has exposure to CLO losses (through its investments in the CLO debt tranches) and the right to receive benefits (through its subordinated management fees and returns on its investments), both of which could potentially be significant to the CLOs.

Because AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities, the assets and liabilities of the CLOs are shown separately in AFG’s Balance Sheet. AFG has elected the fair value option for reporting on the CLO assets and liabilities to improve the transparency of financial reporting related to the CLOs. The excess of fair value of the CLOs’ assets over the fair value of the liabilities is recorded in AFG’s Balance Sheet as appropriated retained earnings – managed investment entities, representing amounts that ultimately will inure to the benefit of the CLO debt holders.

The net gain or loss from accounting for the CLO assets and liabilities at fair value is separately presented in AFG’s Statement of Earnings. CLO earnings attributable to AFG’s shareholders represent the change in fair value of AFG’s investments in the CLOs (including distributions) and management fees earned. All other CLO earnings (losses) are not attributable to AFG’s shareholders and will ultimately inure to the benefit of the other CLO debt holders. As a result, such CLO earnings (losses) are included in net earnings (loss) attributable to noncontrolling interests in AFG’s Statement of Earnings and in appropriated retained earnings – managed investment entities in the Balance Sheet. As the CLOs approach maturity (2016 to 2022), it is expected that losses attributable to noncontrolling interests will reduce appropriated retained earnings towards zero as the fair values of the assets and liabilities converge and the CLO assets are used to pay the CLO debt.

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

Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

AFG records a liability for the inherent uncertainty in quantifying its income tax provisions. Related interest and penalties are recognized as a component of tax expense.

Stock-Based Compensation All share-based grants are recognized as compensation expense on a straight-line basis over their vesting periods based on their calculated fair value at the date of grant. AFG uses the Black-Scholes pricing model to measure the fair value of employee stock options. See Note J - “Shareholders’ Equity” for further information.

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

Earnings Per Share Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes adjustments to weighted average common shares of 1.7 million for the first quarter of 2012 and 1.6 million for the first quarter of 2011 related to stock-based compensation plans.

AFG’s weighted average diluted shares outstanding excludes 1.5 million for the first quarter of 2012 and 1.8 million for the first quarter of 2011 in anti-dilutive potential common shares related to stock compensation plans. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2012 and 2011 periods.

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

AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity and supplemental insurance and (iii) other, which includes holding company costs and amounts attributable to the noncontrolling interests of the managed investment entities.

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, executive liability, umbrella and excess liability, customized programs for small to mid-sized businesses and workers’ compensation, and (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including collateral and mortgage protection insurance), surety and fidelity products and trade credit insurance. AFG’s annuity and supplemental insurance business markets traditional fixed and indexed annuities and a variety of supplemental insurance products such as Medicare supplement.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

The following tables (in millions) show AFG’s revenues and operating earnings before income taxes by significant business segment and sub-segment.

	Three months ended March 31,
	2012	2011
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$263	$255
Specialty casualty	220	216
Specialty financial	103	112
Other	17	16

Total premiums earned	603	599
Investment income	71	75
Realized gains	31	—
Other income	13	15

Total property and casualty insurance	718	689
Annuity and supplemental insurance:
Investment income	252	228
Life, accident and health premiums	105	110
Realized gains (losses)	13	(3)
Other income	26	24

Total annuity and supplemental insurance	396	359
Other	(1)	(9)

Total revenues	$1,113	$1,039

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$27	$36
Specialty casualty	4	1
Specialty financial	16	16
Other	1	2

Total underwriting	48	55
Investment and other income, net	55	69
Realized gains	31	—

Total property and casualty insurance	134	124
Annuity and supplemental insurance:
Operations	67	54
Realized gains (losses)	13	(3)

Total annuity and supplemental insurance	80	51
Other (*)	(68)	(73)

Total operating earnings before income taxes	$146	$102

(*)	Includes holding company expenses and $28 million and $35 million in losses of managed investment entities attributable to noncontrolling interests for the first quarter of 2012 and 2011, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

C.	Fair Value Measurements

Accounting standards for measuring fair value are based on inputs used in estimating fair value. The three levels of the hierarchy are as follows:

Level 1 – Quoted prices for identical assets or liabilities in active markets (markets in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis). AFG’s Level 1 financial instruments consist primarily of publicly traded equity securities and highly liquid government bonds for which quoted market prices in active markets are available and short-term investments of managed investment entities.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar assets or liabilities in inactive markets (markets in which there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers, or in which little information is released publicly); and valuations based on other significant inputs that are observable in active markets. AFG’s Level 2 financial instruments include separate account assets, corporate and municipal fixed maturity securities, mortgage-backed securities (“MBS”) and investments of managed investment entities priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2.

Level 3 – Valuations derived from market valuation techniques generally consistent with those used to estimate the fair values of Level 2 financial instruments in which one or more significant inputs are unobservable or when the market for a security exhibits significantly less liquidity relative to markets supporting Level 2 fair value measurements. The unobservable inputs may include management’s own assumptions about the assumptions market participants would use based on the best information available in the circumstances. AFG’s Level 3 is comprised of financial instruments, including liabilities of managed investment entities, whose fair value is estimated based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, observable market information.

AFG’s management is responsible for the valuation process and uses data from outside sources (including nationally recognized pricing services and broker/dealers) in establishing fair value. AFG’s internal investment professionals are a group of approximately 20 analysts whose primary responsibility is to manage AFG’s investment portfolio. These professionals monitor individual investments as well as overall industries and are active in the financial markets on a daily basis. The group is led by AFG’s chief investment officer, who reports directly to one of the Co-CEOs. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. In addition, the Company communicates directly with the pricing service regarding the methods and assumptions used in pricing, including verifying, on a test basis, the inputs used by the service to value specific securities.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2012
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$235	$155	$—	$390
States, municipalities and political subdivisions	—	3,844	72	3,916
Foreign government	—	260	—	260
Residential MBS	—	3,804	314	4,118
Commercial MBS	—	2,880	20	2,900
All other corporate	8	10,264	515	10,787

Total AFS fixed maturities	243	21,207	921	22,371
Trading fixed maturities	—	456	1	457
Equity securities	955	75	24	1,054
Assets of managed investment entities (“MIE”)	245	2,643	64	2,952
Variable annuity assets (separate accounts) (a)	—	601	—	601
Other investments	—	142	—	142

Total assets accounted for at fair value	$1,443	$25,124	$1,010	$27,577

Liabilities:
Liabilities of managed investment entities	$118	$—	$2,554	$2,672
Derivatives in annuity benefits accumulated	—	—	483	483
Other liabilities – derivatives	—	22	—	22

Total liabilities accounted for at fair value	$118	$22	$3,037	$3,177

December 31, 2011
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$248	$134	$—	$382
States, municipalities and political subdivisions	—	3,794	83	3,877
Foreign government	—	254	—	254
Residential MBS	—	3,487	361	3,848
Commercial MBS	—	2,821	19	2,840
All other corporate	9	10,078	519	10,606

Total AFS fixed maturities	257	20,568	982	21,807
Trading fixed maturities	—	439	1	440
Equity securities	888	29	11	928
Assets of managed investment entities (“MIE”)	290	2,724	44	3,058
Variable annuity assets (separate accounts) (a)	—	548	—	548
Other investments	—	71	—	71

Total assets accounted for at fair value	$1,435	$24,379	$1,038	$26,852

Liabilities:
Liabilities of managed investment entities	$194	$—	$2,593	$2,787
Derivatives in annuity benefits accumulated	—	—	395	395
Other liabilities – derivatives	—	23	—	23

Total liabilities accounted for at fair value	$194	$23	$2,988	$3,205

(a)	Variable annuity liabilities equal the fair value of variable annuity assets.

At March 31, 2012, six preferred stocks with an aggregate fair value of $35 million were transferred from Level 1 to Level 2. The transfers were due to decreases in trade frequency, resulting in lack of available trade data sufficient to warrant classification in Level 1. Approximately 4% of the total assets measured at fair value on March 31, 2012, were Level 3 assets. Approximately 94% ($949 million) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than one-half of 1% of the total assets measured at fair value and less than 2% of AFG’s shareholders’ equity, changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The fair values of the liabilities of managed investment entities were determined using primarily non-binding broker quotes, which were reviewed by AFG’s investment professionals. AFG’s investment professionals are familiar with the cash flow models used by the brokers to determine the fair value of these liabilities and review the broker quotes based on their knowledge of the CLO market and the market for the underlying assets. Their review includes consideration of expected reinvestment, default and recovery rates on the assets supporting the CLO liabilities, as well as surveying general CLO liability fair values and analysis provided by third parties.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $483 million at March 31, 2012. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note E – “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.5% - 2.1% over the risk free rate
Risk margin for uncertainty in cash flows	0.3% reduction in the discount rate
Surrenders	4% - 25% of indexed account value
Partial surrenders	3% - 5% of indexed account value
Annuitizations	1% - 2% of indexed account value
Deaths	1% - 2.5% of indexed account value
Budgeted option costs	2.5% - 4.0% of indexed account value

Increasing the budgeted option cost or risk margin for uncertainty in cash flows assumptions in the table above would increase the fair value of the indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first quarter of 2012 and 2011 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2011	Net income	Other comp. income (loss)	Purchases and issuances	Sales and Settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2012
AFS fixed maturities:
State and municipal	$83	$—	$—	$10	$—	$—	($21)	$72
Residential MBS	361	1	—	8	(10)	60	(106)	314
Commercial MBS	19	—	1	—	—	—	—	20
All other corporate	519	2	3	26	(16)	21	(40)	515
Trading fixed maturities	1	—	—	—	—	—	—	1
Equity securities	11	—	—	9	—	4	—	24
Assets of MIE	44	—	—	12	(3)	14	(3)	64
Liabilities of MIE (*)	(2,593)	(84)	—	(366)	489	—	—	(2,554)
Embedded derivatives	(395)	(62)	—	(34)	8	—	—	(483)

(*)	Total realized/unrealized loss included in net income includes losses of $39 million related to liabilities outstanding as of March 31, 2012. See Note G – “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2010	Net income	Other comp. income (loss)	Purchases and Issuances	Sales and Settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2011

AFS fixed maturities:
State and municipal	$20	$—	$1	$—	$—	$—	$—	$21
Residential MBS	312	1	—	—	(13)	7	(36)	271
Commercial MBS	6	—	—	—	—	3	—	9
All other corporate	436	(2)	—	45	(11)	22	(66)	424
Trading fixed maturities	3	—	—	—	—	—	(2)	1
Equity securities	21	—	2	—	(2)	—	—	21
Assets of MIE	48	(1)	—	7	(4)	6	(2)	54
Liabilities of MIE (*)	(2,258)	(62)	—	—	4	—	—	(2,316)
Embedded derivatives	(190)	(19)	—	(30)	5	—	—	(234)

(*)	Total realized/unrealized loss included in net income includes losses of $61 million related to liabilities outstanding as of March 31, 2011. See Note G – “Managed Investment Entities.”

The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

March 31, 2012	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$1,422	$1,422	$1,422	$—	$—
Mortgage loans	438	441	—	—	441
Policy loans	249	249	—	—	249

Total financial assets not accounted for at fair value	$2,109	$2,112	$1,422	$—	$690

Financial liabilities:
Annuity benefits accumulated (*)	$15,864	$15,788	$—	$—	$15,788
Long-term debt	931	1,033	—	918	115

Total financial liabilities not accounted for at fair value	$16,795	$16,821	$—	$918	$15,903

(*)	Excludes life contingent annuities in the payout phase.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

D.	Investments

Available for sale fixed maturities and equity securities at March 31, 2012, and December 31, 2011, consisted of the following (in millions):

	March 31, 2012				December 31, 2011
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$374	$390	$16	$—	$363	$382	$19	$—
States, municipalities and political subdivisions	3,683	3,916	239	(6)	3,613	3,877	267	(3)
Foreign government	243	260	17	—	236	254	18	—
Residential MBS	4,069	4,118	192	(143)	3,858	3,848	170	(180)
Commercial MBS	2,651	2,900	250	(1)	2,628	2,840	218	(6)
All other corporate	9,974	10,787	836	(23)	9,864	10,606	802	(60)

Total fixed maturities	$20,994	$22,371	$1,550	($173)	$20,562	$21,807	$1,494	($249)

Common stocks	$643	$892	$258	($9)	$610	$797	$207	($20)

Perpetual preferred stocks	$157	$162	$8	($3)	$134	$131	$5	($8)

The non-credit related portion of other-than-temporary impairment charges are included in other comprehensive income. Cumulative charges taken for residential MBS still owned at March 31, 2012 and December 31, 2011, respectively were $229 million and $227 million.

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost

March 31, 2012
Fixed maturities:
U.S. Government and government agencies	$—	$27	100%	$—	$—	—%
States, municipalities and political subdivisions	(5)	250	98%	(1)	22	96%
Foreign government	—	—	—%	—	—	—%
Residential MBS	(36)	846	96%	(107)	502	82%
Commercial MBS	(1)	38	97%	—	2	100%
All other corporate	(12)	602	98%	(11)	112	91%

Total fixed maturities	($54)	$1,763	97%	($119)	$638	84%

Common stocks	($8)	$70	90%	($1)	$4	80%

Perpetual preferred stocks	$—	$2	100%	($3)	$22	88%

December 31, 2011
Fixed maturities:
U.S. Government and government agencies	$—	$2	100%	$—	$—	—%
States, municipalities and political subdivisions	(2)	120	98%	(1)	59	98%
Foreign government	—	1	100%	—	—	—%
Residential MBS	(59)	1,141	95%	(121)	473	80%
Commercial MBS	(6)	183	97%	—	18	100%
All other corporate	(43)	940	96%	(17)	114	87%

Total fixed maturities	($110)	$2,387	96%	($139)	$664	83%

Common stocks	($19)	$169	90%	($1)	$4	80%

Perpetual preferred stocks	($1)	$23	96%	($7)	$31	82%

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

At March 31, 2012, the gross unrealized losses on fixed maturities of $173 million relate to approximately 725 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 28% of the gross unrealized loss and 55% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For the first three months of 2012, AFG recorded in earnings $4 million in other-than-temporary impairment charges related to its residential MBS.

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions).

	2012	2011
Balance at January 1	$187	$143
Additional credit impairments on:
Previously impaired securities	3	7
Securities without prior impairments	—	1

Balance at March 31	$190	$151

The table below sets forth the scheduled maturities of available for sale fixed maturities as of March 31, 2012 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately 4 years at March 31, 2012.

	Amortized Cost	Fair Value
		Amount	%
Maturity
One year or less	$634	$648	3%
After one year through five years	5,265	5,599	25
After five years through ten years	6,425	7,001	31
After ten years	1,950	2,105	10

	14,274	15,353	69
MBS	6,720	7,018	31

Total	$20,994	$22,371	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at March 31, 2012 or December 31, 2011.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

	Pre-tax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
March 31, 2012
Unrealized gain on:
Fixed maturity securities	$1,377	($492)	$885
Equity securities	254	(90)	164
Deferred policy acquisition costs	(539)	189	(350)
Annuity benefits and other liabilities	10	(4)	6

	$1,102	($397)	$705

December 31, 2011
Unrealized gain on:
Fixed maturity securities	$1,245	($444)	$801
Equity securities	184	(65)	119
Deferred policy acquisition costs	(537)	188	(349)
Annuity benefits and other liabilities	10	(3)	7

	$902	($324)	$578

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (a)	Tax Effects	Noncon- trolling Interests	Total
Quarter ended March 31, 2012
Realized before impairments	$14	$35	$1	($2)	($17)	$—	$31
Realized – impairments	(4)	(2)	—	2	1	—	(3)
Change in unrealized	132	70	—	(2)	(70)	(3)	127

Quarter ended March 31, 2011
Realized before impairments	$13	$1	($2)	($2)	($3)	$—	$7
Realized – impairments	(11)	—	(3)	4	3	—	(7)
Change in unrealized	37	13	—	(22)	(10)	—	18

(a)	Primarily adjustments to deferred policy acquisition costs related to annuities.

Realized gains (losses) on securities includes net gains of $4 million in the first quarter of 2012 compared to net losses of $3 million in the first quarter of 2011 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Three months ended March 31,
	2012	2011
Fixed maturities:
Gross gains	$10	$17
Gross losses	—	(1)
Equity securities:
Gross gains	35	1
Gross losses	—	—

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

E.	Derivatives

As discussed under “Derivatives” in Note A, AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.

The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		March 31, 2012		December 31, 2011
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$102	$—	$99	$—
Interest rate swaptions	Other investments	5	—	5	—
Indexed annuities (embedded derivative)	Annuity benefits accumulated	—	483	—	395
Equity index call options	Other investments	137	—	66	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	22	—	23

		$244	$505	$170	$418

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

AFG’s indexed annuities, which represented approximately one-third of annuity benefits accumulated at March 31, 2012, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives.

As discussed under “Reinsurance” in Note A, certain reinsurance contracts in AFG’s annuity and supplemental insurance business are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the first quarter of 2012 and 2011 (in millions):

Derivative	Statement of Earnings Line	2012	2011
MBS with embedded derivatives	Realized gains	$4	($3)
Interest rate swaptions	Realized gains	—	(2)
Indexed annuities (embedded derivative)	Annuity benefits	(62)	(19)
Equity index call options	Annuity benefits	57	18
Reinsurance contracts (embedded derivative)	Investment income	1	—

		$—	($6)

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

F.	Deferred Policy Acquisition Costs

Deferred policy acquisition costs consisted of the following (in millions):

	March 31, 2012	December 31, 2011

Property and casualty insurance	$191	$189
Annuity and supplemental insurance:
Policy acquisition costs	922	898
Policyholder sales inducements	203	207
Present value of future profits (“PVFP”)	139	144
Impact of unrealized gains and losses on securities	(539)	(537)

Total annuity and supplemental	725	712

	$916	$901

See Accounting Standards Adopted in 2012 under Note A – “Accounting Policies.” The PVFP amounts in the table above are net of $200 million and $195 million of accumulated amortization at March 31, 2012 and December 31, 2011, respectively. Amortization of the PVFP was $5 million in the first quarter of 2012 and $6 million in the first quarter of 2011.

G.	Managed Investment Entities

AFG is the investment manager and has investments ranging from 7.5% to 51.2% of the most subordinate debt tranche of eight collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. Upon formation between 2004 and 2012, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay operating expenses (including management fees to AFG), interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum ultimate exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $135 million at March 31, 2012, and $98 million at December 31, 2011.

In February 2012, one of the AFG CLOs was substantially liquidated at the instruction of the holder of the majority of the most subordinate debt tranche, as permitted by the CLO indentures. In March 2012, AFG formed a new CLO, which issued $410 million face amount of liabilities (including $39 million face amount purchased by subsidiaries of AFG).

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended March 31,
	2012	2011
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$55	$29
Liabilities	(84)	(62)
Management fees paid to AFG	4	3
CLO earnings (losses) attributable to:
AFG shareholders (b)	5	6
Noncontrolling interests (b)	(28)	(35)

(a)	Included in AFG’s “Revenues.”
(b)	Included in AFG’s “Operating earnings before income taxes.”

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $65 million and $120 million at March 31, 2012 and December 31, 2011. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $227 million and $306 million at those dates. The CLO assets include $6 million and $2 million in loans (aggregate unpaid principal balance of $17 million and $7 million, respectively) at March 31, 2012 and December 31, 2011, for which the CLOs are not accruing interest because the loans are in default.

H.	Goodwill and Other Intangibles

There were no changes in the goodwill balance of $186 million during the three months ended March 31, 2012. Included in other assets in AFG’s Balance Sheet is $38 million at March 31, 2012 and $41 million at December 31, 2011, in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $51 million and $47 million, respectively. Amortization of these intangibles was $4 million and $3 million for the first three months of 2012 and 2011, respectively. Other assets also include $8 million in non-amortizable intangible assets related to property and casualty insurance acquisitions.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

I.	Long-Term Debt

The carrying value of long-term debt consisted of the following (in millions):

	March 31, 2012	December 31, 2011

Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
7% Senior Notes due September 2050	132	132
7-1/8% Senior Debentures due February 2034	115	115
Other	3	3

	600	600

Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	112	112
7-1/4% Senior Debentures due January 2034	86	86
Notes payable secured by real estate due 2012 through 2016	64	64
Secured borrowings ($16 and $17 guaranteed by AFG)	27	30
National Interstate bank credit facility	22	22

	311	314

Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures due May 2033	20	20

	$931	$934

Scheduled principal payments on debt for the balance of 2012 and the subsequent five years were as follows: 2012 – $31 million; 2013 – $20 million; 2014 – $2 million; 2015 – $14 million; 2016 – $45 million and 2017 – none.

As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	March 31, 2012	December 31, 2011

Unsecured obligations	$840	$840
Obligations secured by real estate	64	64
Other secured borrowings	27	30

	$931	$934

AFG can borrow up to $500 million under its revolving credit facility which expires in August 2013. Amounts borrowed under this agreement bear interest at rates ranging from 1.75% to 3.00% (currently 2%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at March 31, 2012.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

J.	Shareholders’ Equity

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Accumulated Other Comprehensive Income, Net of Tax (“AOCI”) Comprehensive income is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income includes net earnings and other comprehensive income (“OCI”), which consists primarily of changes in net unrealized gains or losses on available for sale securities. The progression of the components of accumulated other comprehensive income follows (in millions):

		OCI
	AOCI Beginning Balance	Pre- tax	Tax	Non- controlling interests	Net	AOCI Ending Balance

Three Months ended March 31, 2012
Net unrealized gains on securities	$578 (a)	$200	($70)	($3)	$127	$705 (a)
Foreign currency translation adjustments	10	7	—	(1)	6	16
Pension and other postretirement plans adjustments	(8)	1	—	—	1	(7)

Total	$580	$208	($70)	($4)	$134	$714

Three Months ended March 31, 2011
Net unrealized gains on securities	$491	$28	($10)	$—	$18	$509
Foreign currency translation adjustments	12	7	—	—	7	19
Pension and other postretirement plans adjustments	(8)	—	—	—	—	(8)

Total	$495	$35	($10)	$—	$25	$520

(a)	Includes net unrealized losses of $8 million at March 31, 2012 and $15 million at December 31, 2011 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

Stock Based Compensation Under AFG’s Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2012, AFG issued 131,731 shares of restricted Common Stock (fair value of $38.11 per share) and granted stock options for 1.1 million shares of Common Stock (at an average exercise price of $38.11) under the Stock Incentive Plan. In addition, AFG issued 111,270 shares of Common Stock (fair value of $38.38 per share) in the first quarter of 2012 under its Annual Co-CEO Equity Bonus Plan.

AFG uses the Black-Scholes option pricing model to calculate the “fair value” of its option grants. Expected volatility is based on historical volatility over a period equal to the expected term. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The weighted average fair value of options granted during 2012 was $13.03 per share based on the following assumptions: expected dividend yield – 1.8%; expected volatility – 39%; expected term – 7.3 years; risk-free rate – 1.4%.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $6 and $5 million, respectively, in the first quarter of 2012 and 2011.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

K.	Income Taxes

Income (losses) attributable to noncontrolling interests related to AFG’s managed investment entities are non-taxable (non-deductible). For the first three months of 2012 and 2011, respectively, AFG’s operating earnings before income taxes included $28 million and $35 million of such non-deductible losses, thereby increasing AFG’s effective tax rate.

AFG is involved in litigation with the IRS regarding the calculation of tax reserves for certain annuity reserves pursuant to Actuarial Guideline 33. In 2010, the U.S. District Court in Southern Ohio issued a final summary judgment in favor of AFG. The IRS appealed the District Court decision to the Sixth Circuit Court of Appeals, which heard oral arguments on March 7, 2012. Ultimate resolution may require revised tax calculations for the years 1996-2005, possibly requiring a revised application of tax attribute carryovers or carrybacks, both capital and ordinary, to the affected years, and is contingent upon formal review and acceptance by the IRS. Resolution of the case could result in a decrease in the liability for unrecognized tax benefits by up to $36 million and a decrease in related accrued interest of $15 million. These amounts do not include tax and interest paid to the IRS in 2005 and 2006, for which the suit was filed, totaling $17 million. See Note N – “Subsequent Event.”

During the first quarter of 2012, there were no material changes to AFG’s liability for uncertain tax positions, which is discussed in Note L – “Income Taxes,” to AFG’s 2011 Form 10-K.

L.	Contingencies

There have been no significant changes to the matters discussed and referred to in Note M – “Contingencies” of AFG’s 2011 Form 10-K covering property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

M.	Condensed Consolidating Information AFG has guaranteed all of the outstanding public debt of Great American Financial Resources, Inc. (“GAFRI”) and GAFRI’s wholly-owned subsidiary, AAG Holding Company, Inc. In addition, GAFRI guarantees AAG Holding’s public debt. The AFG and GAFRI guarantees are full and unconditional and joint and several. Condensed consolidating financial statements for AFG are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

	AFG	GAFRI	AAG Holding	All Other Subs	Consol. Entries	Consolidated

MARCH 31, 2012
Assets:
Cash and investments	$419	$25	$—	$26,035	($1)	$26,478
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,093	—	3,093
Agents’ balances and premiums receivable	—	—	—	550	—	550
Deferred policy acquisition costs	—	—	—	916	—	916
Assets of managed investment entities	—	—	—	2,952	—	2,952
Other assets	120	8	8	2,121	(35)	2,222
Investment in subsidiaries and affiliates	4,931	2,169	2,254	640	(9,994)	—

Total assets	$5,470	$2,202	$2,262	$36,307	($10,030)	$36,211

Liabilities and Equity:
Unpaid losses and loss adjustment expenses and unearned premiums	$—	$—	$—	$7,613	$—	$7,613
Annuity, life, accident and health benefits and reserves	—	—	—	17,815	(12)	17,803
Liabilities of managed investment entities	—	—	—	2,672	—	2,672
Long-term debt	600	—	219	112	—	931
Other liabilities	290	20	109	2,247	(206)	2,460

Total liabilities	890	20	328	30,459	(218)	31,479
Total shareholders’ equity	4,580	2,182	1,934	5,696	(9,812)	4,580
Noncontrolling interests	—	—	—	152	—	152

Total liabilities and equity	$5,470	$2,202	$2,262	$36,307	($10,030)	$36,211

DECEMBER 31, 2011
Assets:
Cash and investments	$456	$32	$—	$25,090	($1)	$25,577
Recoverables from reinsurers and prepaid reinsurance premiums	—	—	—	3,351	—	3,351
Agents’ balances and premiums receivable	—	—	—	565	—	565
Deferred policy acquisition costs	—	—	—	901	—	901
Assets of managed investment entities	—	—	—	3,058	—	3,058
Other assets	105	5	5	2,309	(38)	2,386
Investment in subsidiaries and affiliates	4,732	2,015	2,107	643	(9,497)	—

Total assets	$5,293	$2,052	$2,112	$35,917	($9,536)	$35,838

Liabilities and Equity:
Unpaid losses and loss adjustment expenses and unearned premiums	$—	$—	$—	$8,004	$—	$8,004
Annuity, life, accident and health benefits and reserves	—	—	—	17,148	(1)	17,147
Liabilities of managed investment entities	—	—	—	2,787	—	2,787
Long-term debt	600	—	220	115	(1)	934
Other liabilities	282	20	109	2,196	(198)	2,409

Total liabilities	882	20	329	30,250	(200)	31,281
Total shareholders’ equity	4,411	2,032	1,783	5,521	(9,336)	4,411
Noncontrolling interests	—	—	—	146	—	146

Total liabilities and equity	$5,293	$2,052	$2,112	$35,917	($9,536)	$35,838

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

(In millions)

	AFG	GAFRI	AAG Holding	All Other Subs	Consol. Entries	Consolidated

FOR THE THREE MONTHS ENDED
MARCH 31, 2012
Revenues:
Property and casualty insurance premiums	$—	$—	$—	$603	$—	$603
Life, accident and health premiums	—	—	—	105	—	105
Realized gains (losses)	—	—	—	45	(1)	44
Income of managed investment entities	—	—	—	—	—	—
Investment and other income	2	2	—	362	(5)	361
Equity in earnings of subsidiaries	203	78	84	—	(365)	—

Total revenues	205	80	84	1,115	(371)	1,113
Costs and Expenses:
Insurance benefits and expenses	—	—	—	824	—	824
Interest charges on borrowed money	16	—	6	4	(5)	21
Expenses of managed investment entities	—	—	—	19	—	19
Other operating and general expenses	18	4	2	80	(1)	103

Total costs and expenses	34	4	8	927	(6)	967

Operating earnings before income taxes	171	76	76	188	(365)	146
Provision (credit) for income taxes	58	27	27	72	(126)	58

Net earnings, including noncontrolling interests	113	49	49	116	(239)	88
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(25)	—	(25)

Net Earnings Attributable to Shareholders	$113	$49	$49	$141	($239)	$113

	AFG	GAFRI	AAG Holding	All Other Subs	Consol. Entries	Consolidated

FOR THE THREE MONTHS ENDED
MARCH 31, 2011
Revenues:
Property and casualty insurance premiums	$—	$—	$—	$599	$—	$599
Life, accident and health premiums	—	—	—	110	—	110
Realized gains (losses)	—	—	—	(3)	—	(3)
Income of managed investment entities	—	—	—	(8)	—	(8)
Investment and other income	2	3	—	343	(7)	341
Equity in earnings of subsidiaries	167	47	55	—	(269)	—

Total revenues	169	50	55	1,041	(276)	1,039
Costs and Expenses:
Insurance benefits and expenses	—	—	—	806	—	806
Interest charges on borrowed money	16	—	6	4	(5)	21
Expenses of managed investment entities	—	—	—	18	—	18
Other operating and general expenses	17	3	1	72	(1)	92

Total costs and expenses	33	3	7	900	(6)	937

Operating earnings before income taxes	136	47	48	141	(270)	102
Provision (credit) for income taxes	48	17	17	60	(94)	48

Net earnings, including noncontrolling interests	88	30	31	81	(176)	54
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(34)	—	(34)

Net Earnings Attributable to Shareholders	$88	$30	$31	$115	($176)	$88

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(In millions)

	AFG	GAFRI	AAG Holding	All Other Subs	Consol. Entries	Consolidated
FOR THE THREE MONTHS ENDED
MARCH 31, 2012
Net earnings, including noncontrolling interests	$113	$49	$49	$116	($239)	$88
Other comprehensive income, net of tax	134	119	117	138	(370)	138

Total comprehensive income, net of tax	247	168	166	254	(609)	226
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	(21)	—	(21)

Comprehensive income attributable to shareholders	$247	$168	$166	$275	($609)	$247

	AFG	GAFRI	AAG Holding	All Other Subs	Consol. Entries	Consolidated
FOR THE THREE MONTHS ENDED
MARCH 31, 2011
Net earnings, including noncontrolling interests	$88	$30	$31	$81	($176)	$54
Other comprehensive income, net of tax	25	18	18	24	(60)	25

Total comprehensive income, net of tax	113	48	49	105	(236)	79
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	(34)	—	(34)

Comprehensive income attributable to shareholders	$113	$48	$49	$139	($236)	$113

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

	AFG	GAFRI	AAG Holding	All Other Subs	Consol. Entries	Consolidated
FOR THE THREE MONTHS ENDED
MARCH 31, 2012
Operating Activities:
Net earnings, including noncontrolling interests	$113	$49	$49	$116	($239)	$88
Adjustments:
Equity in net earnings of subsidiaries	(134)	(51)	(54)	—	239	—
Dividends from subsidiaries	55	—	—	—	(55)	—
Other operating activities, net	—	(2)	(3)	(73)	—	(78)

Net cash provided by (used in) operating activities	34	(4)	(8)	43	(55)	10

Investing Activities:
Purchases of investments, property and equipment	(8)	—	—	(1,085)	—	(1,093)
Capital contributions to subsidiaries	(4)	(8)	—	—	12	—
Proceeds from maturities and redemptions of investments	—	—	—	516	—	516
Proceeds from sales of investments, property and equipment	—	—	—	196	—	196
Managed investment entities:
Purchases of investments	—	—	—	(566)	—	(566)
Proceeds from sales and redemptions of investments	—	—	—	774	—	774
Other investing activities, net	—	—	—	(10)	—	(10)

Net cash provided by (used in) investing activities	(12)	(8)	—	(175)	12	(183)

Financing Activities:
Annuity receipts	—	—	—	804	—	804
Annuity surrenders, benefits and withdrawals	—	—	—	(348)	—	(348)
Issuances of managed investment entities’ liabilities	—	—	—	359	—	359
Retirement of managed investment entities’ liabilities	—	—	—	(489)	—	(489)
Issuances of Common Stock	14	—	—	—	—	14
Capital contributions from parent	—	4	8	—	(12)	—
Repurchases of Common Stock	(56)	—	—	—	—	(56)
Cash dividends paid	(17)	—	—	(55)	55	(17)
Other financing activities, net	—	—	—	4	—	4

Net cash provided by (used in) financing activities	(59)	4	8	275	43	271

Net change in cash and cash equivalents	(37)	(8)	—	143	—	98
Cash and cash equivalents at beginning of period	415	19	—	890	—	1,324

Cash and cash equivalents at end of period	$378	$11	$—	$1,033	$—	$1,422

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

	AFG	GAFRI	AAG Holding	All Other Subs	Consol. Entries	Consolidated
FOR THE THREE MONTHS ENDED
MARCH 31, 2011
Operating Activities:
Net earnings, including noncontrolling interests	$88	$30	$31	$81	($176)	$54
Adjustments:
Equity in net earnings of subsidiaries	(110)	(30)	(36)	—	176	—
Dividends from subsidiaries	105	—	—	—	(105)	—
Other operating activities, net	(23)	(2)	(2)	362	—	335

Net cash provided by (used in) operating activities	60	(2)	(7)	443	(105)	389

Investing Activities:
Purchases of investments, property and equipment	(7)	—	—	(1,182)	—	(1,189)
Capital contributions to subsidiaries	(5)	(8)	(1)	—	14	—
Proceeds from maturities and redemptions of investments	2	2	—	596	—	600
Proceeds from sales of investments, property and equipment	—	—	—	297	—	297
Managed investment entities:
Purchases of investments	—	—	—	(352)	—	(352)
Proceeds from sales and redemptions of investments	—	—	—	400	—	400
Other investing activities, net	—	—	—	(13)	—	(13)

Net cash provided by (used in) investing activities	(10)	(6)	(1)	(254)	14	(257)

Financing Activities:
Annuity receipts	—	—	—	672	—	672
Annuity surrenders, benefits and withdrawals	—	—	—	(311)	—	(311)
Retirement of managed investment entities’ liabilities	—	—	—	(4)	—	(4)
Issuances of Common Stock	10	—	—	1	—	11
Capital contributions from parent	—	4	8	2	(14)	—
Repurchases of Common Stock	(84)	—	—	—	—	(84)
Cash dividends paid	(16)	—	—	(105)	105	(16)

Net cash provided by (used in) financing activities	(90)	4	8	255	91	268

Net change in cash and cash equivalents	(40)	(4)	—	444	—	400
Cash and cash equivalents at beginning of period	370	20	—	709	—	1,099

Cash and cash equivalents at end of period	$330	$16	$—	$1,153	$—	$1,499

N.	Subsequent Event As discussed in Note K – “Income Taxes,” AFG has been involved in litigation with the IRS regarding the calculation of tax reserves for certain annuity reserves for the years 1996 through 2001. On May 4, 2012, the Sixth Circuit Court of Appeals affirmed the Summary Judgment of the District Court in favor of AFG. As a result, unless the IRS determines to seek a discretionary appeal of this decision within 90 days, the decision will become final, and AFG will record net earnings of approximately $27 million. As discussed in Note K, AFG continues to hold discussions with the IRS involving subsequent tax years.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	33	Uncertainties	41
Overview	34	Managed Investment Entities	42
Critical Accounting Policies	34	Results of Operations	44
Liquidity and Capital Resources	35	General	44
Ratios	35	Income Items	44
Parent and Subsidiary Liquidity	35	Expense Items	48
Investments	36

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

•	development of insurance loss reserves and establishment of other reserves, particularly with respect to amounts associated with asbestos and environmental claims;

•	availability of reinsurance and ability of reinsurers to pay their obligations;

•	the unpredictability of possible future litigation if certain settlements of current litigation do not become effective;

•	trends in persistency, mortality and morbidity;

•	competitive pressures, including those in the bank annuity distribution channels, the ability to obtain adequate rates and policy terms; and

•	changes in AFG’s credit ratings or the financial strength ratings assigned by major ratings agencies to AFG’s operating subsidiaries.

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

Net earnings attributable to AFG’s shareholders for the first three months of 2012 were $113 million ($1.14 per share, diluted) compared to $88 million ($.83 per share, diluted) reported in the same period of 2011. Improved operating results in the annuity and supplemental insurance group and realized gains in 2012 compared to realized losses in 2011 more than offset lower underwriting profit and lower investment income in AFG’s property and casualty insurance operations.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A to the financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and thus impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements make accounting policies critical are as follows:

•	the establishment of insurance reserves, especially asbestos and environmental-related reserves and reserves for AFG’s closed block of long-term care business,

•	the recoverability of reinsurance,

•	the recoverability of deferred acquisition costs,

•	the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and

•	the valuation of investments, including the determination of “other-than-temporary” impairments.

For a discussion of these policies, see Management’s Discussion and Analysis – “Critical Accounting Policies” in AFG’s 2011 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	March 31, 2012	December 31,
		2011	2010
Long-term debt	$931	$934	$952
Total capital	4,977	4,860	4,894
Ratio of debt to total capital:
Including debt secured by real estate	18.7%	19.2%	19.5%
Excluding debt secured by real estate	17.7%	18.2%	18.4%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.12 for the three months ended March 31, 2012 and 1.95 for the entire year of 2011. Excluding annuity benefits, this ratio was 7.80 and 6.59, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in August 2013. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2012.

During the first three months of 2012, AFG repurchased 1.5 million shares of its Common Stock for $56 million. In April 2012, AFG repurchased approximately 357,000 additional shares of its Common Stock for $14 million. During 2011, AFG repurchased 9.3 million shares of its Common Stock for $315 million.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity Great American Life Insurance Company (“GALIC”), a wholly-owned annuity and supplemental insurance subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity and supplemental insurance operations with a substantial additional source of liquidity. In the fourth quarter of 2011 the FHLB advanced GALIC $240 million at interest rates ranging from .02% to .03% over LIBOR (average rate of .26% at March 31, 2012). These advances must be repaid within 5 to 7 years but GALIC has the option to prepay all or a portion of the advances on a monthly basis. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

National Interstate Corporation, a 52%-owned property and casualty insurance subsidiary, can borrow up to $75 million, subject to certain conditions, under an unsecured credit agreement expiring in December 2012. Amounts borrowed bear interest at rates ranging from .45% to .9% (currently .65%) over LIBOR based on National Interstate’s credit rating. There was $22 million outstanding under this agreement at March 31, 2012. National Interstate expects to successfully replace this credit agreement prior to its expiration, although potentially at a higher cost.

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

In the annuity business, where profitability is largely dependent on earning a “spread” between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling new policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At March 31, 2012, the average crediting rate on AFG’s annuities was approximately 3.0%, while the average GMIR was approximately 2.4%. This margin provides AFG the flexibility to lower its crediting rates by up to 60 basis points on average in the future should market interest rates continue to remain low for a long period of time.

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

Investments AFG’s investment portfolio at March 31, 2012, contained $22.4 billion in “Fixed maturities” classified as available for sale and $1.1 billion in “Equity securities,” all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $457 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities (“MBS”), which comprise approximately 31% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 92% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. In addition, AFG communicates directly with the pricing service regarding the methods and assumptions used in pricing, including verifying, on a test basis, the inputs used by the service to value specific securities. Prices obtained from a broker or pricing service are adjusted only in cases where they are deemed not to be representative of an appropriate exit price (fewer than 1% of the securities).

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2012 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$22,828
Pretax impact on fair value of 100 bps increase in interest rates	($1,027)
Pretax impact as % of total fixed maturity portfolio	(4.5%	)

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

Approximately 88% of the fixed maturities held by AFG at March 31, 2012, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Although interest rates have been low for the last few years, a weak housing market and uncertain economic conditions have led to tighter lending standards, which have resulted in fewer buyers being able to refinance the mortgages underlying much of AFG’s non-agency residential MBS portfolio.

Summarized information for AFG’s MBS (including those classified as trading) at March 31, 2012, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 4 and 5 years, respectively.

Collateral type	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Residential:
Agency-backed	$298	$311	104%	$13	100%
Non-agency prime	2,248	2,328	104	80	57
Alt-A	820	790	96	(30)	41
Subprime	716	699	98	(17)	26
Commercial	2,684	2,933	109	249	99
Other	21	24	114	3	50

	$6,787	$7,085	104%	$298	71%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At March 31, 2012, 97% (based on statutory carrying value of $6.7 billion) of AFG’s MBS securities had an NAIC designation of 1 or 2.

Municipal bonds represented approximately 17% of AFG’s fixed maturity portfolio at March 31, 2012. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At March 31, 2012, approximately 80% of the municipal bond portfolio was held in revenue bonds, with the remaining 20% held in general obligation bonds. State general obligation securities of California, Illinois, New Jersey and New York collectively represented only 2% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2012, is shown in the following table (dollars in millions). Approximately $141 million of available for sale “Fixed maturities” and $74 million of “Equity securities” had no unrealized gains or losses at March 31, 2012.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$19,829	$2,401
Amortized cost of securities	$18,279	$2,574
Gross unrealized gain (loss)	$1,550	($173)
Fair value as % of amortized cost	108%	93%
Number of security positions	3,948	725
Number individually exceeding $2 million gain or loss	142	3
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$442	($144)
States and municipalities	239	(6)
Gas and electric services	160	(1)
Banks, savings and credit institutions	104	(6)
Percentage rated investment grade	91%	55%
Equity Securities
Fair value of securities	$882	$98
Cost of securities	$616	$110
Gross unrealized gain (loss)	$266 (*)	($12)
Fair value as % of cost	143%	89%
Number of security positions	188	48
Number individually exceeding $2 million gain or loss	20	2

(*)	Includes $113 million on AFG’s investment in Verisk Analytics, Inc.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at March 31, 2012, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	1%
After one year through five years	27	14
After five years through ten years	33	16
After ten years	9	11

	72	42
Mortgage-backed securities (average life of approximately four years)	28	58

	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at March 31, 2012
Securities with unrealized gains:
Exceeding $500,000 (888 issues)	$10,808	$1,127	112%
$500,000 or less (3,060 issues)	9,021	423	105

	$19,829	$1,550	108%

Securities with unrealized losses:
Exceeding $500,000 (104 issues)	$553	($112)	83%
$500,000 or less (621 issues)	1,848	(61)	97

	$2,401	($173)	93%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at March 31, 2012
Investment grade fixed maturities with losses for:
Less than one year (243 issues)	$1,027	($21)	98%
One year or longer (112 issues)	284	(27)	91

	$1,311	($48)	96%

Non-investment grade fixed maturities with losses for:
Less than one year (192 issues)	$736	($33)	96%
One year or longer (178 issues)	354	(92)	79

	$1,090	($125)	90%

Common equity securities with losses for:
Less than one year (31 issues)	$70	($8)	90%
One year or longer (4 issues)	4	(1)	80

	$74	($9)	89%

Perpetual preferred equity securities with losses for:
Less than one year (8 issues)	$2	$—	100%
One year or longer (5 issues)	22	(3)	88

	$24	($3)	89%

When a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors as detailed in AFG’s 2011 Form 10-K under Management’s Discussion and Analysis – “Investments.”

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

Based on its analysis, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability and intent to hold the securities until they recover in value and had no intent to sell them at March 31, 2012. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.

Uncertainties Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis – “Uncertainties” in AFG’s 2011 Form 10-K. AFG conducts comprehensive studies of its asbestos and environmental reserves with the aid of outside actuarial and engineering firms and specialty outside counsel every two years with an in-depth internal review during the intervening years. See Management’s Discussion and Analysis – “Results of Operations” – “Asbestos and Environmental Reserve Charges” in AFG’s 2011 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

MANAGED INVESTMENT ENTITIES

Accounting standards require AFG to consolidate its investments in collateralized loan obligation (“CLO”) entities that it manages and owns an interest in (in the form of debt). See Note A – “Accounting Policies – Managed Investment Entities” and Note G – “Managed Investment Entities.” The effect of consolidating these entities is shown in the tables below (in millions). The “Before CLO Consolidation” columns include AFG’s investment and earnings in the CLOs on an unconsolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2012	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Assets:
Cash and investments	$26,613	$—	($135	)(a)	$26,478
Assets of managed investment entities	—	2,952	—		2,952
Other assets	6,781	—	—		6,781

Total assets	$33,394	$2,952	($135)		$36,211

Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$7,613	$—	$—		$7,613
Annuity, life, accident and health benefits and reserves	17,803	—	—		17,803
Liabilities of managed investment entities	—	2,807	($135	)(a)	2,672
Long-term debt and other liabilities	3,391	—	—		3,391

Total liabilities	28,807	2,807	($135)		31,479
Shareholders’ Equity:
Common Stock and Capital surplus	1,223	—	—		1,223
Retained earnings:
Appropriated - managed investment entities	—	145	—		145
Unappropriated	2,498	—	—		2,498
Accumulated other comprehensive income	714	—	—		714

Total shareholders’ equity	4,435	145	—		4,580
Noncontrolling interests	152	—	—		152

Total equity	4,587	145	—		4,732

Total liabilities and equity	$33,394	$2,952	($135)		$36,211

December 31, 2011
Assets:
Cash and investments	$25,675	$—	($98	)(a)	$25,577
Assets of managed investment entities	—	3,058	—		3,058
Other assets	7,203	—	—		7,203

Total assets	$32,878	$3,058	($98)		$35,838

Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$8,004	$—	$—		$8,004
Annuity, life, accident and health benefits and reserves	17,147	—	—		17,147
Liabilities of managed investment entities	—	2,885	(98	)(a)	2,787
Long-term debt and other liabilities	3,343	—	—		3,343

Total liabilities	28,494	2,885	(98)		31,281
Shareholders’ equity:
Common Stock and Capital surplus	1,219	—	—		1,219
Retained earnings:
Appropriated - managed investment entities	—	173	—		173
Unappropriated	2,439	—	—		2,439
Accumulated other comprehensive income	580	—	—		580

Total shareholders’ equity	4,238	173	—		4,411
Noncontrolling interests	146	—	—		146

Total equity	4,384	173	—		4,557

Total liabilities and equity	$32,878	$3,058	($98)		$35,838

(a)	Elimination of the fair value of AFG’s investment in CLOs.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation(a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended March 31, 2012
Revenues:
Insurance premiums	$708	$—	$—		$708
Investment income	327	—	(5	)(b)	322
Realized gains (losses) on securities	44	—	—		44
Income (loss) of managed investment entities:
Investment income	—	29	—		29
Loss on change in fair value of assets/liabilities	—	(31)	2	(b)	(29)
Other income	43	—	(4	)(c)	39

Total revenues	1,122	(2)	(7)		1,113
Costs and Expenses:
Insurance benefits and expenses	824	—	—		824
Expenses of managed investment entities	—	26	(7	)(b)(c)	19
Interest on borrowed money and other expenses	124	—	—		124

Total costs and expenses	948	26	(7)		967

Operating earnings before income taxes	174	(28)	—		146
Provision for income taxes	58	—	—		58

Net earnings, including noncontrolling interests	116	(28)	—		88
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	(28	)(d)	(25)

Net Earnings Attributable to Shareholders	$113	($28)	$28		$113

Three months ended March 31, 2011
Revenues:
Insurance premiums	$709	$—	$—		$709
Investment income	306	—	(6	)(b)	300
Realized gains (losses) on subsidiaries	(3)	—	—		(3)
Income (loss) of managed investment entities:
Investment income	—	25	—		25
Loss on change in fair value of assets/liabilities	—	(36)	3	(b)	(33)
Other income	44	—	(3	)(c)	41

Total revenues	1,056	(11)	(6)		1,039
Costs and Expenses:
Insurance benefits and expenses	806	—	—		806
Expenses of managed investment entities	—	24	(6	)(b)(c)	18
Interest on borrowed money and other expenses	113	—	—		113

Total costs and expenses	919	24	(6)		937

Operating earnings before income taxes	137	(35)	—		102
Provision for income taxes	48	—	—		48

Net earnings, including noncontrolling interests	89	(35)	—		54
Less: Net earnings (loss) attributable to noncontrolling interests	1	—	(35	)(d)	(34)

Net Earnings Attributable to Shareholders	$88	($35)	$35		$88

(a)	Includes $5 million and $6 million for the first three months of 2012 and 2011, respectively, in investment income representing the change in fair value of AFG’s CLO investments plus $4 million and $3 million for each of the same periods in CLO management fees earned.
(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $3 million in both the first three months of 2012 and 2011 in distributions recorded as interest expense by the CLOs.
(c)	Elimination of management fees earned by AFG.
(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

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

	Three months ended March 31,
	2012	2011
Core net operating earnings	$85	$91
Realized gains (losses)(*)	28	(3)

Net earnings attributable to shareholders	$113	$88

Diluted per share amounts:
Core net operating earnings	$.86	$.85
Realized gains (losses)	.28	(.02)

Net earnings attributable to shareholders	$1.14	$.83

(*)	Realized gains (losses) are shown net of taxes of $16 million in the first quarter of 2012.

Core net operating earnings decreased in the first quarter of 2012 compared to the same period in 2011. Increased earnings in the annuity and supplemental insurance operations were more than offset by lower underwriting profit and lower investment income in the Specialty property and casualty insurance operations. Net earnings attributable to shareholders increased due to realized gains recorded in the first quarter of 2012 compared to realized losses in the comparable 2011 period. Both periods reflect the effect of share repurchases.

Property and Casualty Insurance – Underwriting AFG reports its Specialty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company’s performance. See Note B — “Segments of Operations” for detail of AFG’s operating profit by significant business segment.

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

Premiums, combined ratios and prior year development for AFG’s property and casualty insurance operations were as follows (dollars in millions):

	Three months ended March 31,
	2012	2011
Gross Written Premiums
Property and transportation	$328	$318
Specialty casualty	366	319
Specialty financial	129	116
Other	—	—

	$823	$753

Net Written Premiums
Property and transportation	$250	$254
Specialty casualty	247	214
Specialty financial	93	98
Other	17	18

	$607	$584

Combined Ratios
Property and transportation	89.7%	85.8%
Specialty casualty	98.1	99.4
Specialty financial	85.0	85.7
Total Specialty	91.9	90.9
Aggregate (including discontinued lines)	92.1%	90.9%

Favorable (Unfavorable) Prior Year Development
Property and transportation	$10	$22
Specialty casualty	1	—
Specialty financial	7	(4)
Other specialty	1	3

	19	21
Other (primarily asbestos and environmental charges)	—	—

Aggregate (including discontinued lines)	$19	$21

Gross and net written premiums increased in the first quarter of 2012 compared to the same 2011 period due primarily to higher premiums in the Specialty casualty segment. Overall average renewal rates increased approximately 3% during the first quarter of 2012.

The Specialty insurance operations generated an underwriting profit of $48 million in the 2012 first quarter compared to $55 million in the first quarter of 2011. Lower profits in the Property and transportation segment were partially offset by improved results in the Specialty casualty segment. Catastrophe losses were $4 million for the first quarter of 2012 compared to $8 million in the first quarter of 2011.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

Property and transportation gross written premiums increased during the first quarter of 2012 compared to 2011 due primarily to higher winter wheat commodity prices and market firming in the property and inland marine businesses, which were partially offset by lower gross written premiums in the transportation businesses. Increased cessions of the winter wheat business contributed to lower net written premiums for the 2012 first quarter. This group reported an underwriting profit of $27 million in the first quarter of 2012, compared to $36 million in the first quarter of 2011. Improved results in the crop insurance operations were more than offset by lower underwriting profits in the property and inland marine and transportation businesses, primarily the result of lower favorable prior year reserve development. Average renewal rates for this group were up approximately 2% for the quarter.

Specialty casualty gross and net written premiums increased during the first quarter of 2012 when compared to 2011 due primarily to higher premiums in the workers’ compensation and excess and surplus businesses. Increased business opportunities and general market hardening contributed to the growth in premiums. This group reported an underwriting profit of $4 million in the first quarter of 2012, compared to $1 million in the first quarter of 2011. Higher profitability in the international, general liability and workers’ compensation businesses was largely offset by lower favorable reserve development in the excess and surplus and executive liability businesses. Average renewal rates for this group were up approximately 4% for the quarter.

Specialty financial gross written premiums increased during the first quarter of 2012 when compared to 2011 primarily as a result of a service contracts business initiated in the second quarter of 2011 where all of the premiums were ceded under a reinsurance agreement. Additionally, planned reductions in coastal and near-coastal property exposures in the financial institutions business contributed to decreases in both gross and net written premiums for the quarter. This group reported an underwriting profit of $16 million in both the first quarter of 2012 and the first quarter of 2011.

Annuity and Supplemental Insurance Operations Operating earnings before income taxes for the annuity and supplemental insurance segment increased $13 million (24%) in the first quarter due to higher earnings in the fixed annuity operations as well as improved results in the supplemental insurance lines. The higher profitability in the fixed annuity operations was due primarily to higher invested assets resulting from growth in the business. In the supplemental insurance lines, Medicare supplement results were significantly higher than the 2011 first quarter due primarily to improved loss experience and lower policy lapses. In addition, the significant stock market increase in the first quarter of 2012 had a positive impact on results in the variable and fixed indexed annuity businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

Statutory Annuity Premiums The following table summarizes AFG’s annuity sales (in millions):

	Three months ended March 31,
	2012	2011
403(b) Fixed and Indexed Annuities:
First Year	$3	$6
Renewal	40	42
Single Sum	19	17

Subtotal	62	65
Non-403(b) Indexed Annuities	409	257
Non-403(b) Fixed Annuities	42	60
Bank Annuities	275	271
Variable Annuities	15	19

Total Annuity Premiums	$803	$672

Bank annuities represent annuity premiums generated through banks by independent agents and brokers, as well as through direct relationships with certain financial institutions.

The increase in annuity premiums for the first quarter of 2012 compared to the same period in 2011 is attributable to increased sales of indexed annuities in the non-403(b) single premium market. This increase reflects the industry trend towards indexed annuities and away from traditional fixed annuities, as well as AFG’s introduction of new indexed products and features.

Life, Accident and Health Premiums and Benefits The following table summarizes AFG’s life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	Three months ended March 31,
	2012	2011
Premiums
Supplemental insurance operations
First year	$8	$11
Renewal	92	92
Life operations (in run-off)	5	7

	$105	$110

Benefits
Supplemental insurance operations	$82	$85
Life operations (in run-off)	10	11

	$92	$96

Investment Income In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The $22 million increase in investment income for the first quarter of 2012 compared to the same period in 2011 reflects higher average invested assets, primarily related to growth in the annuity business.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations – Continued

Realized Gains (Losses) on Securities Net realized gains (losses) on securities consisted of the following (in millions):

	Three months ended March 31,
	2012	2011
Realized gains (losses) before impairments:
Disposals	$46	$17
Change in the fair value of derivatives	4	(5)
Adjustments to annuity deferred policy acquisition costs and related items	(2)	(2)

	48	10

Impairment charges:
Securities	(6)	(14)
Adjustments to annuity deferred policy acquisition costs and related items	2	4

	(4)	(10)

	$44	$—

Realized gains on disposals for the first quarter of 2012 includes $27 million in gains on sales of shares of Verisk Analytics, Inc.

The change in fair value of derivatives includes net gains of $4 million in the 2012 quarter and net losses of $3 million in the 2011 quarter from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note E – “Derivatives.”

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

The $14 million increase in annuity benefits in the first quarter of 2012 compared to the first quarter of 2011 reflects growth in the annuity business.

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

Other Operating and General Expenses The $11 million (12%) increase in other operating and general expenses for the first quarter of 2012 compared to the first quarter of 2011 reflects the impact of a $10 million recovery in the first quarter of 2011 on a prior property and casualty extracontractual obligation claim.

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of March 31, 2012, there were no material changes to the information provided in Item 7A – “Quantitative and Qualitative Disclosure of Market Risk” of AFG’s 2011 Form 10-K.

ITEM 4

Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2012 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems such as the new investment accounting software system implemented in the first quarter of 2012. There has been no change in AFG’s business processes and procedures during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, AFG’s internal controls over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first three months of 2012 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)

January	7,000	$36.42	7,000	3,420,041
February	521,500	$37.74	521,500	7,898,541
March	945,289	$38.01	945,289	6,953,252

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in August 2011 and February 2012. In February 2012, AFG’s Board of Directors authorized the repurchase of five million additional shares.

ITEM 6

Exhibits

Number	Exhibit Description

12	Computation of ratios of earnings to fixed charges.

31(a)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of the Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of the Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheet

(ii) Consolidated Statement of Earnings

(iii) Consolidated Statement of Comprehensive Income

(iv) Consolidated Statement of Changes in Equity

(v) Consolidated Statement of Changes in Cash Flows

(vi) Notes to Consolidated Financial Statements

AMERICAN FINANCIAL GROUP, INC. 10-Q

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

American Financial Group, Inc.

May 9, 2012	BY:	/s/ Keith A. Jensen
Keith A. Jensen Senior Vice President (principal financial and accounting officer)