Form 10-Q
period 2012-06-30
AMERICAN FINANCIAL GROUP INC
filed 2012-08-08
CIK 1042046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 1, 2012, there were 93,867,273 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I

ITEM I — FINANCIAL STATEMENTS

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Dollars In Millions)

	June 30,	December 31, 2011
	2012	(as adjusted)
Assets:
Cash and cash equivalents	$1,523	$1,324
Investments:
Fixed maturities, available for sale at fair value (amortized cost – $21,373 and $20,562)	22,981	21,807
Fixed maturities, trading at fair value	447	440
Equity securities, at fair value (cost – $897 and $744)	1,121	928
Mortgage loans	488	401
Policy loans	247	252
Real estate and other investments	494	425

Total cash and investments	27,301	25,577

Recoverables from reinsurers	2,740	2,942
Prepaid reinsurance premiums	488	409
Agents’ balances and premiums receivable	702	565
Deferred policy acquisition costs	846	901
Assets of managed investment entities	2,825	3,058
Other receivables	673	895
Variable annuity assets (separate accounts)	574	548
Other assets	717	757
Goodwill	186	186

Total assets	$37,052	$35,838

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$6,153	$6,520
Unearned premiums	1,661	1,484
Annuity benefits accumulated	16,758	15,420
Life, accident and health reserves	1,750	1,727
Payable to reinsurers	396	475
Liabilities of managed investment entities	2,502	2,787
Long-term debt	1,158	934
Variable annuity liabilities (separate accounts)	574	548
Other liabilities	1,325	1,386

Total liabilities	32,277	31,281

Shareholders’ equity:
Common Stock, no par value - 200,000,000 shares authorized - 94,959,232 and 97,846,402 shares outstanding	95	98
Capital surplus	1,112	1,121
Retained earnings:
Appropriated — managed investment entities	127	173
Unappropriated	2,515	2,439
Accumulated other comprehensive income, net of tax	773	580

Total shareholders’ equity	4,622	4,411

Noncontrolling interests	153	146

Total equity	4,775	4,557

Total liabilities and equity	$37,052	$35,838

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011 (as adjusted)	2012	2011 (as adjusted)
Revenues:
Property and casualty insurance premiums	$640	$609	$1,243	$1,208
Life, accident and health premiums	105	107	210	217
Investment income	332	306	654	606
Realized gains (losses) on:
Securities (*)	16	19	60	19
Subsidiaries	(1)	—	(1)	(3)
Income (loss) of managed investment entities:
Investment income	32	26	61	51
Loss on change in fair value of assets/liabilities	(21)	(22)	(50)	(55)
Other income	47	48	86	89

Total revenues	1,150	1,093	2,263	2,132

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	363	413	707	754
Commissions and other underwriting expenses	232	217	443	420
Annuity benefits	147	125	277	241
Life, accident and health benefits	84	89	176	185
Annuity and supplemental insurance acquisition expenses	48	49	95	99
Interest charges on borrowed money	21	21	42	42
Expenses of managed investment entities	20	18	39	36
Other operating and general expenses	99	101	202	193

Total costs and expenses	1,014	1,033	1,981	1,970

Operating earnings before income taxes	136	60	282	162
Provision for income taxes	52	30	110	78

Net earnings, including noncontrolling interests	84	30	172	84
Less: Net earnings (loss) attributable to noncontrolling interests	(15)	(18)	(40)	(52)

Net Earnings Attributable to Shareholders	$99	$48	$212	$136

Earnings Attributable to Shareholders per Common Share:
Basic	$1.02	$.47	$2.18	$1.31

Diluted	$1.01	$.46	$2.15	$1.29

Average number of Common Shares:
Basic	96.4	102.7	97.0	103.7
Diluted	98.0	104.4	98.7	105.3

Cash dividends per Common Share	$.175	$.1625	$.35	$.325
(*) Consists of the following:
Realized gains before impairments	$23	$40	$71	$50

Losses on securities with impairment	(7)	(10)	(12)	(17)
Non-credit portion recognized in other comprehensive income (loss)	—	(11)	1	(14)

Impairment charges recognized in earnings	(7)	(21)	(11)	(31)

Total realized gains on securities	$16	$19	$60	$19

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net earnings, including noncontrolling interests	$84	$30	$172	$84
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period	78	115	236	136
Reclassification adjustment for realized gains included in net earnings	(12)	(17)	(40)	(20)

Total net unrealized gains on securities	66	98	196	116
Foreign currency translation adjustments	(8)	(2)	(1)	5
Pension and other postretirement plans adjustments	—	1	1	1

Other comprehensive income, net of tax	58	97	196	122

Total comprehensive income, net of tax	142	127	368	206

Less: Comprehensive income (loss) attributable to noncontrolling interests	(16)	(16)	(37)	(50)

Comprehensive income attributable to shareholders	$158	$143	$405	$256

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accum. Other Comp		Noncon- trolling	Total
	Shares	Surplus	Appro.	Unappro.	Inc.(Loss)	Total	Interests	Equity
Balance at December 31, 2011, as adjusted	97,846,402	$1,219	$173	$2,439	$580	$4,411	$146	$4,557

Net earnings	—	—	—	212	—	212	(40)	172
Other comprehensive income	—	—	—	—	193	193	3	196
Allocation of losses of managed investment entities	—	—	(46)	—	—	(46)	46	—
Dividends on Common Stock	—	—	—	(33)	—	(33)	—	(33)
Shares issued:
Exercise of stock options	814,394	21	—	—	—	21	—	21
Other benefit plans	276,195	5	—	—	—	5	—	5
Dividend reinvestment plan	7,711	—	—	—	—	—	—	—
Stock-based compensation expense	—	12	—	—	—	12	—	12
Shares acquired and retired	(3,985,470)	(50)	—	(103)	—	(153)	—	(153)
Other	—	—	—	—	—	—	(2)	(2)

Balance at June 30, 2012	94,959,232	$1,207	$127	$2,515	$773	$4,622	$153	$4,775

Balance at December 31, 2010	105,168,366	$1,271	$197	$2,523	$479	$4,470	$150	$4,620
Cumulative effect of accounting change	—	—	—	(155)	16	(139)	—	(139)

Balance at December 31, 2010, as adjusted	105,168,366	1,271	197	2,368	495	4,331	150	4,481

Net earnings	—	—	—	136	—	136	(52)	84
Other comprehensive income	—	—	—	—	120	120	2	122
Allocation of losses of managed investment entities	—	—	(55)	—	—	(55)	55	—
Dividends on Common Stock	—	—	—	(34)	—	(34)	—	(34)
Shares issued:
Exercise of stock options	654,799	16	—	—	—	16	—	16
Other benefit plans	357,042	8	—	—	—	8	—	8
Dividend reinvestment plan	7,870	—	—	—	—	—	—	—
Stock-based compensation expense	—	7	—	—	—	7	—	7
Shares acquired and retired	(5,167,842)	(63)	—	(115)	—	(178)	—	(178)
Other	—	—	—	—	—	—	(2)	(2)

Balance at June 30, 2011	101,020,235	$1,239	$142	$2,355	$615	$4,351	$153	$4,504

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In Millions)

	Six months ended June 30,
	2012	2011 (as adjusted)
Operating Activities:
Net earnings, including noncontrolling interests	$172	$84
Adjustments:
Depreciation and amortization	83	91
Annuity benefits	277	241
Realized gains on investing activities	(57)	(16)
Net sales of trading securities	5	6
Deferred annuity and life policy acquisition costs	(129)	(119)
Change in:
Reinsurance and other receivables	212	156
Other assets	50	13
Insurance claims and reserves	(167)	(12)
Payable to reinsurers	(79)	(18)
Other liabilities	(179)	112
Managed investment entities’ assets/liabilities	40	(12)
Other operating activities, net	(2)	8

Net cash provided by operating activities	226	534

Investing Activities:
Purchases of:
Fixed maturities	(1,976)	(2,302)
Equity securities	(194)	(104)
Mortgage loans	(97)	(91)
Real estate, property and equipment	(52)	(57)
Proceeds from:
Maturities and redemptions of fixed maturities	993	1,106
Repayments of mortgage loans	6	224
Sales of fixed maturities	239	374
Sales of equity securities	107	41
Sales of real estate, property and equipment	3	1
Managed investment entities:
Purchases of investments	(925)	(681)
Proceeds from sales and redemptions of investments	1,106	754
Other investing activities, net	(36)	(6)

Net cash used in investing activities	(826)	(741)

Financing Activities:
Annuity receipts	1,710	1,578
Annuity surrenders, benefits and withdrawals	(696)	(636)
Additional long-term borrowings	223	2
Reductions of long-term debt	(6)	(14)
Issuances of managed investment entities’ liabilities	359	—
Retirement of managed investment entities’ liabilities	(633)	(8)
Issuances of Common Stock	22	16
Repurchases of Common Stock	(153)	(178)
Cash dividends paid on Common Stock	(33)	(34)
Other financing activities, net	6	11

Net cash provided by financing activities	799	737

Net Change in Cash and Cash Equivalents	199	530

Cash and cash equivalents at beginning of period	1,324	1,099

Cash and cash equivalents at end of period	$1,523	$1,629

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A. Accounting Policies	H. Managed Investment Entities
B. Sale of Operations	I. Goodwill and Other Intangibles
C. Segments of Operations	J. Long-Term Debt
D. Fair Value Measurements	K. Shareholders’ Equity
E. Investments	L. Income Taxes
F. Derivatives	M. Contingencies
G. Deferred Policy Acquisition Costs	N. Subsequent Event

A.	Accounting Policies

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2012, and prior to the filing date of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Effective January 1, 2012, AFG adopted ASU 2011-04, which clarifies the application of existing fair value measurement and amends certain disclosure requirements. Disclosures required by the guidance are included in Note D. The impact of adoption was not material to AFG’s results of operations or financial position.

Fair Value Measurements Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in the first six months of 2012 or 2011.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Deferred Policy Acquisition Costs (“DPAC”) Policy acquisition costs (principally commissions, premium taxes and certain underwriting and policy issuance costs) directly related to the successful acquisition or renewal of an insurance contract are deferred. DPAC also includes capitalized costs associated with sales inducements offered to fixed annuity policyholders such as enhanced interest rates and premium and persistency bonuses. As discussed above under “Accounting Standards Adopted in 2012,” AFG’s accounting for DPAC changed effective January 1, 2012, and amounts previously reported have been adjusted retrospectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Because AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities, the assets and liabilities of the CLOs are shown separately in AFG’s Balance Sheet. AFG has elected the fair value option for reporting on the CLO assets and liabilities to improve the transparency of financial reporting related to the CLOs. The excess of fair value of the CLOs’ assets over the fair value of the liabilities is recorded in AFG’s Balance Sheet as appropriated retained earnings — managed investment entities, representing amounts that ultimately will inure to the benefit of the CLO debt holders.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Earnings Per Share Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes adjustments to weighted average common shares related to stock-based compensation plans: second quarter 2012 and 2011 – 1.6 million and 1.7 million; first six months of 2012 and 2011 – 1.7 million and 1.6 million, respectively.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: second quarter 2012 and 2011 – 2.1 million and 2.4 million; first six months of 2012 and 2011 – 1.8 million and 2.1 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2012 and 2011 periods.

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

B.	Sale of Operations In May 2012 AFG reached a definitive agreement to sell its Medicare supplement and critical illness business to Cigna Corporation for approximately $295 million in cash. The sale is expected to close in the third quarter of 2012, and result in a pretax gain of approximately $150 – $165 million. Since the transaction will include the ongoing ceding of business to Cigna in a reinsurance transaction, the operations being sold are not reported as discontinued operations. Following the sale, AFG’s supplemental insurance operations will consist solely of its run-off long-term care business. Long-term care insurance is highly sensitive to actuarial assumptions and subject to significant uncertainties.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Summarized financial information for the Medicare supplement and critical illness businesses being sold is shown below (in millions):

	June 30, 2012	December 31, 2011
Assets:
Cash and investments	$213	$205
Deferred policy acquisition costs	107	110
Other assets	84	88

Total assets	$404	$403

Liabilities:
Accident and health reserves	$262	$264
Other liabilities	18	15

Total liabilities	$280	$279

	Six months ended June 30,
	2012	2011
Total revenues	$159	$164
Total costs and expenses	141	154

Operating earnings before income taxes	$18	$10

C.	Segments of Operations

AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity and supplemental insurance and (iii) other, which includes holding company costs and amounts attributable to the noncontrolling interests of the managed investment entities.

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, executive liability, umbrella and excess liability, customized programs for small to mid-sized businesses and workers’ compensation, and (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including collateral and mortgage protection insurance), surety and fidelity products and trade credit insurance. AFG’s annuity and supplemental insurance business markets traditional fixed and indexed annuities and a variety of supplemental insurance products such as Medicare supplement. Following the sale of its Medicare supplement and critical illness businesses (see Note B – “Sale of Operations”), AFG’s annuity and supplemental insurance business will market solely traditional fixed and indexed annuities and, to a much lesser extent, variable annuities. In addition, this segment will include run-off blocks of long-term care and life insurance.

AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s revenues and operating earnings before income taxes by significant business segment and sub-segment.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$290	$274	$553	$529
Specialty casualty	236	219	456	435
Specialty financial	98	100	201	212
Other	16	16	33	32

Total premiums earned	640	609	1,243	1,208
Investment income	70	75	141	150
Realized gains	13	32	44	32
Other income	18	20	31	35

Total property and casualty insurance	741	736	1,459	1,425
Annuity and supplemental insurance:
Investment income	267	230	519	458
Life, accident and health premiums	105	107	210	217
Realized gains (losses)	2	(13)	15	(16)
Other income	28	28	54	52

Total annuity and supplemental insurance	402	352	798	711
Other	7	5	6	(4)

Total revenues	$1,150	$1,093	$2,263	$2,132

Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$6	($3)	$33	$33
Specialty casualty	33	17	37	18
Specialty financial	11	12	27	28
Other	2	3	3	5
Other lines (a)	(7)	(50)	(7)	(50)

Total underwriting	45	(21)	93	34
Investment and other income, net	61	71	116	140
Realized gains	13	32	44	32

Total property and casualty insurance	119	82	253	206
Annuity and supplemental insurance:
Operations	76	56	143	110
Realized gains (losses)	2	(13)	15	(16)

Total annuity and supplemental insurance	78	43	158	94
Other (b)	(61)	(65)	(129)	(138)

Total operating earnings before income taxes	$136	$60	$282	$162

(a)	Includes a second quarter 2011 special charge of $50 million to increase asbestos and environmental reserves.
(b)	Includes holding company expenses and losses of managed investment entities attributable to noncontrolling interests of $18 million and $20 million for the second quarter and $46 million and $55 million for the first six months of 2012 and 2011, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

D.	Fair Value Measurements

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2012
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$234	$145	$—	$379
States, municipalities and political subdivisions	—	3,981	86	4,067
Foreign government	—	256	—	256
Residential MBS	—	3,869	320	4,189
Commercial MBS	—	2,866	20	2,886
All other corporate	5	10,642	557	11,204

Total AFS fixed maturities	239	21,759	983	22,981

Trading fixed maturities	—	446	1	447
Equity securities	991	89	41	1,121
Assets of managed investment entities (“MIE”)	153	2,618	54	2,825
Variable annuity assets (separate accounts) (a)	—	574	—	574
Other investments	—	131	—	131

Total assets accounted for at fair value	$1,383	$25,617	$1,079	$28,079

Liabilities:
Liabilities of managed investment entities	$73	$—	$2,429	$2,502
Derivatives in annuity benefits accumulated	—	—	512	512
Other liabilities — derivatives	—	26	—	26

Total liabilities accounted for at fair value	$73	$26	$2,941	$3,040

December 31, 2011
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$248	$134	$—	$382
States, municipalities and political subdivisions	—	3,794	83	3,877
Foreign government	—	254	—	254
Residential MBS	—	3,487	361	3,848
Commercial MBS	—	2,821	19	2,840
All other corporate	9	10,078	519	10,606

Total AFS fixed maturities	257	20,568	982	21,807

Trading fixed maturities	—	439	1	440
Equity securities	888	29	11	928
Assets of managed investment entities (“MIE”)	290	2,724	44	3,058
Variable annuity assets (separate accounts) (a)	—	548	—	548
Other investments	—	71	—	71

Total assets accounted for at fair value	$1,435	$24,379	$1,038	$26,852

Liabilities:
Liabilities of managed investment entities	$194	$—	$2,593	$2,787
Derivatives in annuity benefits accumulated	—	—	395	395
Other liabilities — derivatives	—	23	—	23

Total liabilities accounted for at fair value	$194	$23	$2,988	$3,205

(a)	Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During the first six months of 2012, six preferred stocks with an aggregate fair value of $35 million were transferred from Level 1 to Level 2. The transfers were due to decreases in trade frequency, resulting in lack of available trade data sufficient to warrant classification in Level 1. Approximately 4% of the total assets accounted for at fair value on June 30, 2012, were Level 3 assets. Approximately 89% ($952 million) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than one-half of 1% of the total assets measured at fair value and less than 2% of AFG’s shareholders’ equity, changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

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

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $512 million at June 30, 2012. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.5% – 2.35% over the risk free rate
Risk margin for uncertainty in cash flows	0.3% reduction in the discount rate
Surrenders	4% – 25% of indexed account value
Partial surrenders	3% – 5% of indexed account value
Annuitizations	1% – 2% of indexed account value
Deaths	1% – 2.5% of indexed account value
Budgeted option costs	2.5% – 4.0% of indexed account value

Increasing the budgeted option cost or risk margin for uncertainty in cash flows assumptions in the table above would increase the fair value of the indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the second quarter and first six months of 2012 and 2011 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2012	Net income	Other comp. income (loss)	Purchases and issuances	Sales and Settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2012
AFS fixed maturities:
State and municipal	$72	$—	$1	$9	$—	$5	($1)	$86
Residential MBS	314	1	—	63	(7)	21	(72)	320
Commercial MBS	20	—	—	—	—	—	—	20
All other corporate	515	5	8	51	(22)	7	(7)	557
Trading fixed maturities	1	—	—	—	—	—	—	1
Equity securities	24	—	—	17	—	—	—	41
Assets of MIE	64	—	—	1	(9)	—	(2)	54
Liabilities of MIE (*)	(2,554)	(19)	—	—	144	—	—	(2,429)
Embedded derivatives	(483)	—	—	(39)	10	—	—	(512)

(*)	Total realized/unrealized loss included in net income includes losses of $14 million related to liabilities outstanding as of June 30, 2012. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2011	Net income	Other comp. income (loss)	Purchases and Issuances	Sales and Settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2011
AFS fixed maturities:
State and municipal	$21	$—	$—	$53	$—	$10	$—	$84
Residential MBS	271	—	(2)	17	(7)	—	(24)	255
Commercial MBS	9	—	—	—	—	1	—	10
All other corporate	424	1	6	46	(26)	2	(71)	382
Trading fixed maturities	1	—	—	—	—	—	—	1
Equity securities	21	—	—	—	—	—	—	21
Assets of MIE	54	—	—	9	(2)	2	(10)	53
Liabilities of MIE (*)	(2,316)	(10)	—	—	4	—	—	(2,322)
Embedded derivatives	(234)	(10)	—	(60)	5	—	—	(299)

(*)	Total realized/unrealized loss included in net income includes losses of $10 million related to liabilities outstanding as of June 30, 2011. See Note H — “Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2011	Net income	Other comp. income (loss)	Purchases and Issuances	Sales and Settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2012
AFS fixed maturities:
State and municipal	$83	$—	$1	$19	$—	$5	($22)	$86
Residential MBS	361	2	—	71	(17)	81	(178)	320
Commercial MBS	19	—	1	—	—	—	—	20
All other corporate	519	7	11	77	(38)	28	(47)	557
Trading fixed maturities	1	—	—	—	—	—	—	1
Equity securities	11	—	—	26	—	4	—	41
Assets of MIE	44	—	—	13	(12)	14	(5)	54
Liabilities of MIE (*)	(2,593)	(103)	—	(366)	633	—	—	(2,429)
Embedded derivatives	(395)	(62)	—	(73)	18	—	—	(512)

(*)	Total realized/unrealized loss included in net income includes losses of $51 million related to liabilities outstanding as of June 30, 2012. See Note H — “Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2010	Net income	Other comp. income (loss)	Purchases and Issuances	Sales and Settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2011
AFS fixed maturities:
State and municipal	$20	$—	$1	$53	$—	$10	$—	$84
Residential MBS	312	1	(2)	17	(20)	7	(60)	255
Commercial MBS	6	—	—	—	—	4	—	10
All other corporate	436	(1)	6	91	(37)	24	(137)	382
Trading fixed maturities	3	—	—	—	—	—	(2)	1
Equity securities	21	—	2	—	(2)	—	—	21
Assets of MIE	48	(1)	—	16	(6)	8	(12)	53
Liabilities of MIE (*)	(2,258)	(72)	—	—	8	—	—	(2,322)
Embedded derivatives	(190)	(29)	—	(90)	10	—	—	(299)

(*)	Total realized/unrealized loss included in net income includes losses of $71 million related to liabilities outstanding as of June 30, 2011. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

June 30, 2012	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,523	$1,523	$1,523	$—	$—
Mortgage loans	488	491	—	—	491
Policy loans	247	247	—	—	247

Total financial assets not accounted for at fair value	$2,258	$2,261	$1,523	$—	$738

Financial liabilities:
Annuity benefits accumulated (*)	$16,559	$16,773	$—	$—	$16,773
Long-term debt	1,158	1,271	—	1,158	113

Total financial liabilities not accounted for at fair value	$17,717	$18,044	$—	$1,158	$16,886

(*)	Excludes life contingent annuities in the payout phase.

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

E.	Investments

Available for sale fixed maturities and equity securities at June 30, 2012, and December 31, 2011, consisted of the following (in millions):

	June 30, 2012				December 31, 2011
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$362	$379	$17	$—	$363	$382	$19	$—
States, municipalities and political subdivisions	3,756	4,067	313	(2)	3,613	3,877	267	(3)
Foreign government	238	256	18	—	236	254	18	—
Residential MBS	4,103	4,189	212	(126)	3,858	3,848	170	(180)
Commercial MBS	2,636	2,886	250	—	2,628	2,840	218	(6)
All other corporate	10,278	11,204	949	(23)	9,864	10,606	802	(60)

Total fixed maturities	$21,373	$22,981	$1,759	($151)	$20,562	$21,807	$1,494	($249)

Common stocks	$726	$945	$236	($17)	$610	$797	$207	($20)

Perpetual preferred stocks	$171	$176	$8	($3)	$134	$131	$5	($8)

The non-credit related portion of other-than-temporary impairment charges are included in other comprehensive income. Cumulative charges taken for residential MBS still owned at June 30, 2012 and December 31, 2011, respectively were $229 million and $227 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost

June 30, 2012
Fixed maturities:
U.S. Government and government agencies	$—	$26	100%	$—	$—	—%
States, municipalities and political subdivisions	(1)	101	99%	(1)	16	94%
Foreign government	—	—	—%	—	—	—%
Residential MBS	(22)	696	97%	(104)	602	85%
Commercial MBS	—	39	99%	—	—	—%
All other corporate	(10)	408	98%	(13)	166	93%

Total fixed maturities	($33)	$1,270	97%	($118)	$784	87%

Common stocks	($16)	$146	90%	($1)	$4	80%

Perpetual preferred stocks	($1)	$9	90%	($2)	$22	92%

December 31, 2011
Fixed maturities:
U.S. Government and government agencies	$—	$2	100%	$—	$—	—%
States, municipalities and political subdivisions	(2)	120	98%	(1)	59	98%
Foreign government	—	1	100%	—	—	—%
Residential MBS	(59)	1,141	95%	(121)	473	80%
Commercial MBS	(6)	183	97%	—	18	100%
All other corporate	(43)	940	96%	(17)	114	87%

Total fixed maturities	($110)	$2,387	96%	($139)	$664	83%

Common stocks	($19)	$169	90%	($1)	$4	80%

Perpetual preferred stocks	($1)	$23	96%	($7)	$31	82%

At June 30, 2012, the gross unrealized losses on fixed maturities of $151 million relate to approximately 625 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 21% of the gross unrealized loss and 49% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For the first six months of 2012, AFG recorded in earnings $4 million in other-than-temporary impairment charges related to its residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions).

	2012	2011
Balance at March 31	$190	$151
Additional credit impairments on:
Previously impaired securities	1	22
Securities without prior impairments	—	4
Reductions — disposals	—	(6)

Balance at June 30	$191	$171

Balance at January 1	$187	$143
Additional credit impairments on:
Previously impaired securities	4	29
Securities without prior impairments	—	5
Reductions — disposals	—	(6)

Balance at June 30	$191	$171

The table below sets forth the scheduled maturities of available for sale fixed maturities as of June 30, 2012 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately 4 years at June 30, 2012.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$791	$806	3%
After one year through five years	5,374	5,735	25
After five years through ten years	6,399	7,068	31
After ten years	2,070	2,297	10

	14,634	15,906	69
MBS	6,739	7,075	31

Total	$21,373	$22,981	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at June 30, 2012 or December 31, 2011.

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

	Pre-tax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
June 30, 2012
Unrealized gain on:
Fixed maturities	$1,608	($573)	$1,035
Equity securities	224	(79)	145
Deferred policy acquisition costs	(642)	225	(417)
Annuity benefits and other liabilities	13	(5)	8

	$1,203	($432)	$771

December 31, 2011
Unrealized gain on:
Fixed maturities	$1,245	($444)	$801
Equity securities	184	(65)	119
Deferred policy acquisition costs	(537)	188	(349)
Annuity benefits and other liabilities	10	(3)	7

	$902	($324)	$578

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (a)	Tax Effects	Noncon- trolling Interests	Total
Quarter ended June 30, 2012
Realized before impairments	$6	$21	($4)	$—	($8)	($1)	$14
Realized — impairments	—	(8)	—	1	3	—	(4)
Change in unrealized	231	(30)	—	(100)	(35)	—	66

Quarter ended June 30, 2011
Realized before impairments	$11	$34	($5)	$—	($15)	($1)	$24
Realized — impairments	(26)	—	(1)	6	8	—	(13)
Change in unrealized	208	(15)	—	(42)	(53)	(2)	96

Six months ended June 30, 2012
Realized before impairments	$20	$56	($3)	($2)	($25)	($1)	$45
Realized — impairments	(4)	(10)	—	3	4	—	(7)
Change in unrealized	363	40	—	(102)	(105)	(3)	193

Six months ended June 30, 2011
Realized before impairments	$24	$35	($7)	($2)	($18)	($1)	$31
Realized — impairments	(37)	—	(4)	10	11	—	(20)
Change in unrealized	245	(2)	—	(64)	(63)	(2)	114

(a)	Primarily adjustments to deferred policy acquisition costs related to annuities.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) on securities includes net losses of $1 million in the second quarter and net gains of $3 million in the first six months of 2012 compared to net losses of less than $1 million in the second quarter and $3 million in the first six months of 2011 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Six months ended June 30,
	2012	2011
Fixed maturities:
Gross gains	$18	$29
Gross losses	(1)	(2)

Equity securities:
Gross gains	57	36
Gross losses	(1)	—

F.	Derivatives

As discussed under “Derivatives” in Note A, AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.

The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		June 30, 2012		December 31, 2011
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$97	$—	$99	$—
Interest rate swaptions	Other investments	2	—	5	—
Indexed annuities (embedded derivative)	Annuity benefits accumulated	—	512	—	395
Equity index call options	Other investments	129	—	66	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	26	—	23

		$228	$538	$170	$418

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG’s indexed annuities, which represented approximately one-third of annuity benefits accumulated at June 30, 2012, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives. As shown in the table below, the embedded derivative remained relatively flat while the call options declined in value during the second quarter of 2012. The decline in fair value of the options reflects the decline in the stock market during the quarter. However, the negative impact of lower interest rates more than offset the positive impact of the stock market performance on the fair value of the indexed annuity embedded derivative.

As discussed under “Reinsurance” in Note A, certain reinsurance contracts in AFG’s annuity and supplemental insurance business are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the second quarter and first six months of 2012 and 2011 (in millions):

		Three months ended June 30,		Six months ended June 30,
Derivative	Statement of Earnings Line	2012	2011	2012	2011
MBS with embedded derivatives	Realized gains	($1)	$—	$3	($3)
Interest rate swaptions	Realized gains	(3)	(5)	(3)	(7)
Indexed annuities (embedded derivative)	Annuity benefits	—	(10)	(62)	(29)
Equity index call options	Annuity benefits	(20)	2	37	20
Reinsurance contracts (embedded derivative)	Investment income	(4)	(4)	(3)	(4)

		($28)	($17)	($28)	($23)

G.	Deferred Policy Acquisition Costs

Deferred policy acquisition costs consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Property and casualty insurance	$198	$189
Annuity and supplemental insurance:
Policy acquisition costs	955	898
Policyholder sales inducements	200	207
Present value of future profits (“PVFP”)	135	144
Impact of unrealized gains and losses on securities	(642)	(537)

Total annuity and supplemental	648	712

	$846	$901

See Accounting Standards Adopted in 2012 under Note A – “Accounting Policies.”

The PVFP amounts in the table above are net of $204 million and $195 million of accumulated amortization at June 30, 2012 and December 31, 2011, respectively.

Amortization of deferred acquisition costs for the second quarter and first six months of 2012 and 2011 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Property and casualty insurance	$111	$108	$212	$208
Annuity and supplemental insurance:
Policy acquisition costs	31	30	59	62
Policyholder sales inducements	8	7	16	14
PVFP	4	5	9	11

Total annuity and supplemental	43	42	84	87

	$154	$150	$296	$295

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

H.	Managed Investment Entities

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

AFG’s maximum ultimate exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $196 million at June 30, 2012, and $98 million at December 31, 2011.

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

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	($2)	($12)	$53	$17
Liabilities	(19)	(10)	(103)	(72)
Management fees paid to AFG	4	5	8	8
CLO earnings (losses) attributable to:
AFG shareholders (b)	5	1	10	7
Noncontrolling interests (b)	(18)	(20)	(46)	(55)

(a)	Included in AFG’s “Revenues.”
(b)	Included in AFG’s “Operating earnings before income taxes.”

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $66 million and $120 million at June 30, 2012 and December 31, 2011. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $203 million and $306 million at those dates. The CLO assets include $5 million and $2 million in loans (aggregate unpaid principal balance of $12 million and $7 million, respectively) at June 30, 2012 and December 31, 2011, for which the CLOs are not accruing interest because the loans are in default.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

I.	Goodwill and Other Intangibles

There were no changes in the goodwill balance of $186 million during the six months ended June 30, 2012. Included in other assets in AFG’s Balance Sheet is $35 million at June 30, 2012 and $41 million at December 31, 2011, in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $54 million and $47 million, respectively. Amortization of these intangibles was $3 million in each of the second quarters of 2012 and 2011 and $7 million and $6 million in the first six months of 2012 and 2011, respectively. Other assets also include $8 million in non-amortizable intangible assets related to property and casualty insurance acquisitions.

J.	Long-Term Debt

The carrying value of long-term debt consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	—
7% Senior Notes due September 2050	132	132
7-1/8% Senior Debentures due February 2034	115	115
Other	3	3

	830	600

Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033(*)	112	112
7-1/4% Senior Debentures due January 2034(*)	86	86
Notes payable secured by real estate due 2012 through 2016	64	64
Secured borrowings ($16 and $17 guaranteed by AFG)	24	30
National Interstate bank credit facility	22	22

	308	314

Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures due May 2033	20	20

	$1,158	$934

(*)	Called for redemption on July 13, 2012 at par value.

Scheduled principal payments on debt for the balance of 2012 and the subsequent five years were as follows: 2012 — $28 million; 2013 — $20 million; 2014 — $2 million; 2015 — $14 million; 2016 — $45 million and 2017 — none.

As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	June 30, 2012	December 31, 2011
Unsecured obligations	$1,070	$840
Obligations secured by real estate	64	64
Other secured borrowings	24	30

	$1,158	$934

AFG can borrow up to $500 million under its revolving credit facility which expires in August 2013. Amounts borrowed under this agreement bear interest at rates ranging from 1.75% to 3.00% (currently 2%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at June 30, 2012.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

In June 2012, AFG issued $230 million in 6-3/8% Senior Notes due 2042 and used the proceeds to redeem the outstanding AAG Holding Company, Inc. (a subsidiary of AFG) 7-1/2% Senior Debentures due 2033 and 7-1/4% Senior Debentures due 2034 at par value in July 2012.

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

		OCI
	AOCI Beginning Balance	Pre- tax	Tax	Non- controlling interests	Net	AOCI Ending Balance
Quarter ended June 30, 2012
Net unrealized gains on securities	$705 (a)	$101	($35)	$—	$66	$771 (a)
Foreign currency translation adjustments	16	(8)	—	1	(7)	9
Pension and other postretirement plans adjustments	(7)	—	—	—	—	(7)

Total	$714	$93	($35)	$1	$59	$773

Quarter ended June 30, 2011
Net unrealized gains on securities	$509	$151	($53)	($2)	$96	$605
Foreign currency translation adjustments	19	(2)	—	—	(2)	17
Pension and other postretirement plans adjustments	(8)	1	—	—	1	(7)

Total	$520	$150	($53)	($2)	$95	$615

Six months ended June 30, 2012
Net unrealized gains on securities	$578 (a)	$301	($105)	($3)	$193	$771 (a)
Foreign currency translation adjustments	10	(1)	—	—	(1)	9
Pension and other postretirement plans adjustments	(8)	1	—	—	1	(7)

Total	$580	$301	($105)	($3)	$193	$773

Six months ended June 30, 2011
Net unrealized gains on securities	$491	$179	($63)	($2)	$114	$605
Foreign currency translation adjustments	12	5	—	—	5	17
Pension and other postretirement plans adjustments	(8)	1	—	—	1	(7)

Total	$495	$185	($63)	($2)	$120	$615

(a)	Includes net unrealized losses of $1 million at June 30, 2012, $8 million at March 31, 2012 and $16 million at December 31, 2011 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

Stock Based Compensation Under AFG’s Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2012, AFG issued 131,731 shares of restricted Common Stock (fair value of $38.11 per share) and granted stock options for 1.1 million shares of Common Stock (at an average exercise price of $38.11) under the Stock Incentive Plan. In addition, AFG issued 111,270 shares of Common Stock (fair value of $38.38 per share) in the first quarter of 2012 under its Annual Co-CEO Equity Bonus Plan.

AMERICAN FINANCIAL GROUP, INC. 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG uses the Black-Scholes option pricing model to calculate the “fair value” of its option grants. Expected volatility is based on historical volatility over a period equal to the expected term. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The weighted average fair value of options granted during 2012 was $13.02 per share based on the following assumptions: expected dividend yield — 1.8%; expected volatility — 39%; expected term — 7.3 years; risk-free rate — 1.4%.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $9 million and $5 million in the second quarter and $15 million and $10 million in the first six months of 2012 and 2011, respectively.

L.	Income Taxes

Income (losses) attributable to noncontrolling interests related to AFG’s managed investment entities are non-taxable (non-deductible). Operating earnings before income taxes includes $18 million and $20 million in the second quarter of 2012 and 2011, respectively, and $46 million and $55 million in the first six months of 2012 and 2011, respectively, of such non-deductible losses, thereby increasing AFG’s effective tax rate.

AFG has been involved in litigation with the IRS regarding the calculation of tax reserves for certain annuity reserves pursuant to Actuarial Guideline 33. In 2010, the U.S. District Court in Southern Ohio issued a final summary judgment in favor of AFG. The IRS appealed the District Court decision to the Sixth Circuit Court of Appeals, which heard oral arguments on March 7, 2012. Resolution of the case and closure of subsequent tax years could result in a decrease in the liability for unrecognized tax benefits by up to $36 million and a decrease in related accrued interest of $16 million. These amounts do not include tax and interest paid to the IRS in 2005 and 2006, for which the suit was filed, totaling $17 million. On May 4, 2012, the Sixth Circuit Court of Appeals affirmed the summary judgment of the District Court in favor of AFG. See Note N — “Subsequent Event.”

During the first six months of 2012, there were no material changes to AFG’s liability for uncertain tax positions, which is discussed in Note L — “Income Taxes,” to AFG’s 2011 Form 10-K.

M.	Contingencies

There have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2011 Form 10-K covering property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

N.	Subsequent Event As discussed in Note L — “Income Taxes,” AFG was involved in litigation with the IRS regarding the calculation of tax reserves for certain annuity liabilities. On August 2, 2012, the 90 day period for the IRS to seek a discretionary appeal of the Sixth District Court of Appeals decision in this case expired and the decision in favor of AFG became final. As a result, AFG recorded net earnings of approximately $28 million in the third quarter of 2012 representing the refund of taxes and interest paid to the IRS in 2005 and 2006 as well as a decrease in the liability for unrecognized tax benefits and related accrued interest. AFG expects to record additional amounts as subsequent tax years are closed.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	30	Uncertainties	38
Overview	31	Managed Investment Entities	40
Critical Accounting Policies	31	Results of Operations	42
Liquidity and Capital Resources	32	General	42
Ratios	32	Income Items	42
Parent and Subsidiary Liquidity	32	Expense Items	47
Investments	34

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of words such as “anticipates”, “believes”, “expects”, “projects”, “estimates”, “intends”, “plans”, “seeks”, “could”, “may”, “should”, “will” or the negative version of those words or other comparable terminology. Such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings and investment activities; recoverability of asset values; expected losses and the adequacy of reserves for long-term care, asbestos, environmental pollution and mass tort claims; rate changes; and improved loss experience.

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

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses and in the sale of traditional fixed and indexed annuities and a variety of supplemental insurance products such as Medicare supplement (in May 2012, AFG reached a definitive agreement to sell its core supplemental insurance operations in a transaction expected to close in the third quarter of 2012).

Net earnings attributable to AFG’s shareholders for the second quarter and first six months of 2012 were $99 million ($1.01 per share, diluted) and $212 million ($2.15 per share diluted), respectively, compared to $48 million ($.46 per share, diluted) and $136 million ($1.29 per share, diluted) reported in the same periods of 2011. Improved operating results in the annuity and supplemental insurance group and improved underwriting results in the property and casualty insurance operations were offset somewhat by lower investment income in AFG’s property and casualty insurance operations. Results for the second quarter and first six months of 2011 include a special charge of $38 million ($.37 per share) to strengthen reserves for asbestos and other environmental (“A&E”) exposures, primarily within the property and casualty run-off operations.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2011 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations — Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	June 30, 2012(*)	December 31,
		2011	2010
Long-term debt	$1,158	$934	$952
Total capital	5,180	4,860	4,894
Ratio of debt to total capital:
Including debt secured by real estate	22.4%	19.2%	19.5%
Excluding debt secured by real estate	21.4%	18.2%	18.4%

(*)	Long-term debt and total capital include $199 million principal amount of subsidiary debt that was called for redemption in July 2012. The ratios of debt to total capital at June 30, 2012, excluding the debt called for redemption, were 19.3% including debt secured by real estate and 18.2% excluding debt secured by real estate. See Note J — “Long-Term Debt.”

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.00 for the six months ended June 30, 2012 and 1.95 for the entire year of 2011. Excluding annuity benefits, this ratio was 7.29 and 6.59, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in August 2013. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2012. In June 2012, AFG issued $230 million of 6-3/8% Senior Notes due 2042 and used the proceeds to redeem the outstanding AAG Holding Company, Inc. (a subsidiary of AFG) 7-1/2% Senior Debentures due 2033 and 7-1/4% Senior Debentures due 2034 at par value in July 2012.

During the first six months of 2012, AFG repurchased 4.0 million shares of its Common Stock for $153 million. In July 2012, AFG repurchased approximately 1.1 million additional shares of its Common Stock for $42 million. During 2011, AFG repurchased 9.3 million shares of its Common Stock for $315 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations — Continued

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity Great American Life Insurance Company (“GALIC”), a wholly-owned annuity and supplemental insurance subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity and supplemental insurance operations with a substantial additional source of liquidity. In the fourth quarter of 2011 the FHLB advanced GALIC $240 million at interest rates ranging from .02% to .03% over LIBOR (average rate of .26% at June 30, 2012). While these advances must be repaid within 5 to 7 years, GALIC has the option to prepay all or a portion of the advances on a monthly basis. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.

National Interstate Corporation, a 52%-owned property and casualty insurance subsidiary, can borrow up to $75 million, subject to certain conditions, under an unsecured credit agreement expiring in December 2012. Amounts borrowed bear interest at rates ranging from .45% to .9% (currently .65%) over LIBOR based on National Interstate’s credit rating. There was $22 million outstanding under this agreement at June 30, 2012. National Interstate expects to successfully replace this credit agreement prior to its expiration.

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

In the annuity business, where profitability is largely dependent on earning a “spread” between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling new policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At June 30, 2012, the average crediting rate on AFG’s annuities was approximately 2.9%, while the average GMIR was approximately 2.3%. This margin provides AFG the flexibility to decrease its crediting rates by up to 60 basis points (on a weighted average basis) on its $15 billion in annuities should market interest rates continue to remain low for a long period of time. The vast majority of such decreases can be made within the next 12 months if necessary.

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

Investments AFG’s investment portfolio at June 30, 2012, contained $23.0 billion in “Fixed maturities” classified as available for sale and $1.1 billion in “Equity securities,” all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $447 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at June 30, 2012 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$23,428
Pretax impact on fair value of 100 bps increase in interest rates	($1,031)
Pretax impact as % of total fixed maturity portfolio	4.4%

Approximately 87% of the fixed maturities held by AFG at June 30, 2012, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at June 30, 2012, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of both the residential and commercial MBS is approximately 4 years.

Collateral type	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Residential:
Agency-backed	$268	$281	105%	$13	100%
Non-agency prime	2,296	2,393	104	97	53
Alt-A	844	820	97	(24)	37
Subprime	701	698	100	(3)	27
Commercial	2,667	2,917	109	250	99
Other	25	28	112	3	61

	$6,801	$7,137	105%	$336	69%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At June 30, 2012, 97% (based on statutory carrying value of $6.7 billion) of AFG’s MBS securities had an NAIC designation of 1 or 2.

Municipal bonds represented approximately 18% of AFG’s fixed maturity portfolio at June 30, 2012. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At June 30, 2012, approximately 77% of the municipal bond portfolio was held in revenue bonds, with the remaining 23% held in general obligation bonds. State general obligation securities of California, Illinois, New Jersey and New York collectively represented only 2% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations — Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2012, is shown in the following table (dollars in millions). Approximately $129 million of available for sale “Fixed maturities” and $72 million of “Equity securities” had no unrealized gains or losses at June 30, 2012.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$20,798	$2,054
Amortized cost of securities	$19,039	$2,205
Gross unrealized gain (loss)	$1,759	($151)
Fair value as % of amortized cost	109%	93%
Number of security positions	4,105	625
Number individually exceeding $2 million gain or loss	163	4
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$462	($126)
States and municipalities	313	(2)
Gas and electric services	175	(2)
Banks, savings and credit institutions	122	(5)
Percentage rated investment grade	91%	49%

Equity Securities
Fair value of securities	$868	$181
Cost of securities	$624	$201
Gross unrealized gain (loss)	$244 (*)	($20)
Fair value as % of cost	139%	90%
Number of security positions	181	62
Number individually exceeding $2 million gain or loss	19	2

(*)	Includes $98 million on AFG’s investment in Verisk Analytics, Inc.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2012, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	1%
After one year through five years	26	14
After five years through ten years	33	13
After ten years	10	7

	73	35
Mortgage-backed securities (average life of approximately four years)	27	65

	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at June 30, 2012

Securities with unrealized gains:
Exceeding $500,000 (1,008 securities)	$11,838	$1,310	112%
$500,000 or less (3,097 securities)	8,960	449	105

	$20,798	$1,759	109%

Securities with unrealized losses:
Exceeding $500,000 (87 securities)	$470	($95)	83%
$500,000 or less (538 securities)	1,584	(56)	97

	$2,054	($151)	93%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at June 30, 2012

Investment grade fixed maturities with losses for:
Less than one year (139 securities)	$669	($9)	99%
One year or longer (115 securities)	332	(23)	94

	$1,001	($32)	97%

Non-investment grade fixed maturities with losses for:
Less than one year (168 securities)	$601	($24)	96%
One year or longer (203 securities)	452	(95)	83

	$1,053	($119)	90%

Common equity securities with losses for:
Less than one year (49 securities)	$146	($16)	90%
One year or longer (3 securities)	4	(1)	80

	$150	($17)	90%

Perpetual preferred equity securities with losses for:
Less than one year (5 securities)	$9	($1)	90%
One year or longer (5 securities)	22	(2)	92

	$31	($3)	91%

When a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors as detailed in AFG’s 2011 Form 10-K under Management’s Discussion and Analysis — “Investments.”

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations — Continued

Based on its analysis, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability and intent to hold the securities until they recover in value and had no intent to sell them at June 30, 2012. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.

Uncertainties Management believes that the areas posing the greatest risk of material loss are the adequacy of reserves in its insurance operations and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2011 Form 10-K. AFG conducts comprehensive studies of its asbestos and environmental reserves with the aid of outside actuarial and engineering firms and specialty outside counsel every two years with an in-depth internal review during the intervening years. AFG has scheduled its 2012 internal review of these liabilities to be completed in the third quarter of 2012 (instead of the second quarter) in order to conform to the practice of most of its peers. See Management’s Discussion and Analysis — “Results of Operations” — “Asbestos and Environmental Reserve Charges” in AFG’s 2011 Form 10-K.

AFG, as well as other companies that sell long-term care products, have accumulated relatively limited claims, lapse and mortality experience, making it difficult to predict future claims. Long-term care claims tend to be much higher in dollar amount and longer in duration than other health care products such as Medicare supplement. In addition, long-term care claims are incurred much later in the life of a policy than most other health products. These factors make it difficult to appropriately price this product and were instrumental in AFG’s decision to stop writing new policies after December 2009. AFG’s outstanding long-term care policies have level premiums and are guaranteed renewable. Premium rates can potentially be increased in reaction to adverse experience, however, any rate increases would require regulatory approval.

Reserves for future policy benefits under long-term care policies are established (and related acquisition costs are amortized) over the life of the policies based on policy benefit assumptions as of the date of issuance, including investment yields, mortality, morbidity, persistency and expenses. Once these assumptions are established for a given policy or group of policies, they are not changed over the life of the policy unless a loss recognition event (premium deficiency) occurs. Loss recognition occurs when, based on current expectations as of the measurement date, the existing contract liabilities plus the present value of future premiums (including reasonably expected rate increases), are not expected to cover the present value of future claims payments, related settlement and maintenance costs, and unamortized acquisition costs. Based on loss recognition testing at December 31, 2011, AFG’s long-term care reserves plus the present value of future premiums exceeded claims costs and unamortized acquisition expenses by approximately $30 million. Adverse changes in any of the reserve assumptions in future periods could result in loss recognition for AFG’s long-term care business. For example, a 1% change in claims costs or a 0.1% change in investment yields in all future periods (excluding their effect on the ability to achieve future rate increases), would each impact the December 31, 2011, “excess” described above by approximately $10 million. Once the “excess” is reduced to zero, the impact of adverse changes in assumptions is recorded as a charge to earnings as either a reduction in unamortized acquisition costs or an increase to contract reserves, net of any reinsurance recoverable.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations — Continued

Through June 30, 2012, experience on AFG’s long-term care business has generally emerged consistent with the assumptions from year-end 2011. Although investment purchases have exceeded our expected yields in the first half of 2012, yields on future purchases could fall short of expectations if the recent declines in market yields were to persist. Even though AFG’s new claims experience has been reasonably consistent with current assumptions, the small size of the long-term care block, combined with its lack of maturity can cause significant period fluctuations. Furthermore, AFG has incurred only a small portion of the claims that it will ultimately receive over the lifetime of these policies, and when combined with the block’s limited claims history, AFG’s 2012 experience may not be indicative of future trends. AFG has engaged an external actuarial consulting firm to supplement its regular internal analysis of claim experience relative to broader industry trends, and expects to complete that analysis in the third or fourth quarter of 2012.

At year end 2011, AFG’s long-term care and annuity actuarial assumptions related to future interest rates were based on a beginning 10-year U.S. Treasury rate of 2.00%, and a beginning 30-year U.S. Treasury rate of 3.00%. It was assumed that these rates would gradually increase each subsequent year. Through July 31, 2012, these rates have decreased by approximately 0.50%. Even though AFG has been able to maintain adequate investment yields to date, if this low interest rate environment persists, and if it is forecasted to remain lower in the future than previously expected, AFG would likely have a material charge to earnings.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
June 30, 2012
Assets:
Cash and investments	$27,497	$—	($196	)(a)	$27,301
Assets of managed investment entities	—	2,825	—		2,825
Other assets	6,926	—	—		6,926

Total assets	$34,423	$2,825	($196)		$37,052

Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$7,814	$—	$—		$7,814
Annuity, life, accident and health benefits and reserves	18,508	—	—		18,508
Liabilities of managed investment entities	—	2,698	(196	)(a)	2,502
Long-term debt and other liabilities	3,453	—	—		3,453

Total liabilities	29,775	2,698	(196)		32,277

Shareholders’ Equity:
Common Stock and Capital surplus	1,207	—	—		1,207
Retained earnings:
Appropriated — managed investment entities	—	127	—		127
Unappropriated	2,515	—	—		2,515
Accumulated other comprehensive income	773	—	—		773

Total shareholders’ equity	4,495	127	—		4,622
Noncontrolling interests	153	—	—		153

Total equity	4,648	127	—		4,775

Total liabilities and equity	$34,423	$2,825	($196)		$37,052

December 31, 2011
Assets:
Cash and investments	$25,675	$—	($98	)(a)	$25,577
Assets of managed investment entities	—	3,058	—		3,058
Other assets	7,203	—	—		7,203

Total assets	$32,878	$3,058	($98)		$35,838

Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$8,004	$—	$—		$8,004
Annuity, life, accident and health benefits and reserves	17,147	—	—		17,147
Liabilities of managed investment entities	—	2,885	(98	)(a)	2,787
Long-term debt and other liabilities	3,343	—	—		3,343

Total liabilities	28,494	2,885	(98)		31,281

Shareholders’ equity:
Common Stock and Capital surplus	1,219	—	—		1,219
Retained earnings:
Appropriated — managed investment entities	—	173	—		173
Unappropriated	2,439	—	—		2,439
Accumulated other comprehensive income	580	—	—		580

Total shareholders’ equity	4,238	173	—		4,411
Noncontrolling interests	146	—	—		146

Total equity	4,384	173	—		4,557

Total liabilities and equity	$32,878	$3,058	($98)		$35,838

(a)	Elimination of the fair value of AFG’s investment in CLOs.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Six months ended June 30, 2012
Revenues:
Insurance premiums	$1,453	$—	$—		$1,453
Investment income	664	—	(10	)(b)	654
Realized gains (losses) on securities	60	—	—		60
Realized gains (losses) on subsidiaries	(1)	—	—		(1)
Income (loss) of managed investment entities:
Investment income	—	61	—		61
Loss on change in fair value of assets/liabilities	—	(54)	4	(b)	(50)
Other income	94	—	(8	)(c)	86

Total revenues	2,270	7	(14)		2,263

Costs and Expenses:
Insurance benefits and expenses	1,698	—	—		1,698
Expenses of managed investment entities	—	53	(14	)(b)(c)	39
Interest on borrowed money and other expenses	244	—	—		244

Total costs and expenses	1,942	53	(14)		1,981

Operating earnings before income taxes	328	(46)	—		282
Provision for income taxes	110	—	—		110

Net earnings, including noncontrolling interests	218	(46)	—		172
Less: Net earnings (loss) attributable to noncontrolling interests	6	—	(46	)(d)	(40)

Net Earnings Attributable to Shareholders	$212	($46)	$46		$212

Six months ended June 30, 2011
Revenues:
Insurance premiums	$1,425	$—	$—		$1,425
Investment income	613	—	(7	)(b)	606
Realized gains (losses) on securities	19	—	—		19
Realized gains (losses) on subsidiaries	(3)	—	—		(3)
Income (loss) of managed investment entities:
Investment income	—	51	—		51
Loss on change in fair value of assets/liabilities	—	(57)	2	(b)	(55)
Other income	97	—	(8	)(c)	89

Total revenues	2,151	(6)	(13)		2,132

Costs and Expenses:
Insurance benefits and expenses	1,699	—	—		1,699
Expenses of managed investment entities	—	49	(13	)(b)(c)	36
Interest on borrowed money and other expenses	235	—	—		235

Total costs and expenses	1,934	49	(13)		1,970

Operating earnings before income taxes	217	(55)	—		162
Provision for income taxes	78	—	—		78

Net earnings, including noncontrolling interests	139	(55)	—		84
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	(55	)(d)	(52)

Net Earnings Attributable to Shareholders	$136	($55)	$55		$136

(a)	Includes $10 million and $7 million for the first six months of 2012 and 2011, respectively, in investment income representing the change in fair value of AFG’s CLO investments plus $8 million for each of the same periods in CLO management fees earned.
(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $6 million and $5 million in the first six months of 2012 and 2011, respectively, in distributions recorded as interest expense by the CLOs.
(c)	Elimination of management fees earned by AFG.
(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Core net operating earnings	$90	$74	$175	$165
Special A&E charge (*)	—	(38)	—	(38)
Realized gains (losses) (*)	9	12	37	9

Net earnings attributable to shareholders	$99	$48	$212	$136

Diluted per share amounts:
Core net operating earnings	$.91	$.72	$1.77	$1.57
Special A&E charge	—	(.37)	—	(.37)
Realized gains (losses)	.10	.11	.38	.09

Net earnings attributable to shareholders	$1.01	$.46	$2.15	$1.29

(*)	The tax effects of reconciling items are shown below (in millions):

Special A&E charge	$—	$21	$—	$21
Realized gains (losses)	(5)	(7)	(21)	(7)

In addition, realized gains (losses) are shown net of noncontrolling interests of ($1 million) in the second quarter and first six months of 2012.

Net earnings attributable to shareholders and core net operating earnings increased in the second quarter and first six months of 2012 compared to the same periods in 2011. Increased earnings in the annuity and supplemental insurance operations and improved underwriting results in the property and casualty operations were partially offset by lower investment income in the property and casualty insurance operations. Net earnings attributable to shareholders in 2011 was impacted by the second quarter special A&E charge. Both periods reflect the effect of share repurchases.

Property and Casualty Insurance — Underwriting AFG reports its Specialty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company’s performance. See Note C—“Segments of Operations” for detail of AFG’s operating profit by significant business segment.

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

Premiums, combined ratios and prior year development for AFG’s property and casualty insurance operations were as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gross Written Premiums
Property and transportation	$531	$496	$859	$814
Specialty casualty	358	323	724	642
Specialty financial	134	129	263	245
Other	1	1	1	1

	$1,024	$949	$1,847	$1,702

Net Written Premiums
Property and transportation	$369	$346	$619	$600
Specialty casualty	244	211	491	425
Specialty financial	102	96	195	194
Other	17	16	34	34

	$732	$669	$1,339	$1,253

Combined Ratios
Property and transportation	98.1%	101.2%	94.0%	93.7%
Specialty casualty	86.1	92.1	91.8	95.8
Specialty financial	88.5	88.5	86.6	87.1
Total Specialty	91.8	95.2	91.9	93.1
Aggregate (including discontinued lines)	92.9%	103.4%	92.5%	97.2%

Favorable (Unfavorable) Prior Year Development
Property and transportation	$2	$4	$12	$26
Specialty casualty	27	27	28	27
Specialty financial	4	4	11	—
Other specialty	1	2	2	5

	34	37	53	58
Other (primarily asbestos and environmental charges)	(8)	(50)	(8)	(50)

Aggregate (including discontinued lines)	$26	($13)	$45	$8

Gross and net written premiums increased in the second quarter and first six months of 2012 compared to the same 2011 periods due primarily to higher premiums in the Specialty casualty segment and the impact of earlier crop planting on the timing of crop insurance premiums in the Property and transportation segment. Overall average renewal rates increased approximately 3% during the second quarter and first six months of 2012 when compared to the same 2011 periods.

The Specialty insurance operations generated an underwriting profit of $52 million in the 2012 second quarter compared to $29 million in the second quarter of 2011. The higher profit in 2012 is primarily the result of improved underwriting results in the Specialty casualty segment and lower catastrophe losses. Catastrophe losses were $11 million for the second quarter of 2012 compared to $23 million in the second quarter of 2011. Underwriting profit for the Specialty insurance operations for the first six months of 2012 was $100 million compared to $84 million for the comparable 2011 period. These results include $14 million of catastrophe losses in the first six months of 2012 compared to $31 million in the comparable 2011 period.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations — Continued

Property and transportation gross and net written premiums for the second quarter and first six months of 2012 were higher than the comparable 2011 periods as a result of higher premiums in the crop, property and inland marine and ocean marine businesses. The increase in crop premiums was due primarily to higher winter wheat commodity prices and timing differences resulting from earlier plantings of corn and soybeans. This group reported an underwriting profit of $6 million in the second quarter of 2012, compared to an underwriting loss of $3 million in the second quarter of 2011. This increase is attributable to lower catastrophe losses, primarily in the property and inland marine operations. The $10 million in catastrophe losses recorded by this group in the second quarter of 2012 was $8 million lower than losses experienced in the comparable 2011 period. Underwriting profit in the first six months of 2012 was flat when compared to the first half of 2011. Average renewal rates were up approximately 4% for the quarter and 3% for the year to date in this group.

The extreme heat and dry conditions in the Midwest have affected corn and soybean crop prospects for many of America’s farmers. These drought conditions are expected to adversely impact profitability in the Property and transportation segment in the second half of 2012. Any losses in the crop insurance operations would be mitigated by quota share and stop loss reinsurance.

Specialty casualty gross and net written premiums for the second quarter and first six months of 2012 were higher than the 2011 periods as a result of higher premiums in the workers’ compensation, excess and surplus and international operations. Increased business opportunities arising from larger exposures and general market hardening have contributed to the increased premiums in this group. This group reported an underwriting profit of $33 million in the second quarter of 2012, compared to $17 million in the second quarter of 2011. Underwriting profits for the first six months of 2012 were $19 million higher than the comparable 2011 period. Higher favorable reserve development in the homebuilders’ general liability operations and improved profitability in the workers’ compensation operations were partially offset by higher underwriting losses in a run-off book of program business and lower favorable reserve development in the excess and surplus lines and executive liability operations. Results for the first six months of 2012 also reflect higher profitability in the international operations. Average renewal rates in this group were up approximately 4% for the second quarter and first six months of 2012.

Specialty financial gross written premiums for the second quarter and first six months of 2012 were higher than the 2011 periods. Net written premiums were up for the second quarter and flat for the first six months of 2012 when compared to the prior year. Higher gross written premiums resulted primarily from a service contract business initiated in the second quarter of 2011. All of these premiums were ceded under a reinsurance agreement. This group reported underwriting profits of $11 million and $27 million in the second quarter and first six months of 2012, respectively. These amounts were virtually unchanged from the comparable prior year periods. Average renewal rates in this group were flat for the second quarter and first six months of 2012.

2011 Special Asbestos and Environmental Reserve Charge During the second quarter of 2011, AFG completed a comprehensive study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty group and its exposures related to former railroad and manufacturing operations and sites.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations — Continued

As a result of the 2011 study, AFG recorded a $50 million special charge (net of reinsurance) to increase the property and casualty group’s asbestos reserves by $28 million and its environmental reserves by $22 million. The property and casualty group’s asbestos reserve increase related primarily to exposures on business assumed from other insurers. The increase in environmental reserves was attributed primarily to a small number of increases on specific environmental claims at several sites. See Management’s Discussion and Analysis — “Uncertainties” — “Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2011 Form 10-K.

In addition to the property and casualty group, the 2011 study encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. As a result of the study, AFG recorded a $9 million special charge (included in other expenses) to increase its asbestos reserves by $3 million and environmental reserves by $6 million.

AFG has scheduled a customary in-depth internal review of its asbestos and environmental liabilities to be completed in the third quarter of 2012 in order to conform to the practice of most of its peers.

Annuity and Supplemental Insurance Operations Operating earnings before income taxes for the annuity and supplemental insurance segment increased $20 million (36%) in the second quarter and $33 million (30%) for the first six months of 2012 compared to the 2011 periods, due to higher earnings in the fixed annuity and Medicare supplement operations. The higher profitability in the fixed annuity operations reflects a larger base of invested assets and AFG’s ability to maintain spreads. The Medicare supplement results were significantly higher than the comparable periods of 2011 due primarily to improved loss experience and lower policy lapses.

Statutory Annuity Premiums The following table summarizes AFG’s annuity sales (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
403(b) Fixed and Indexed Annuities:
First Year	$5	$5	$8	$11
Renewal	41	46	81	88
Single Sum	18	18	37	35

Subtotal	64	69	126	134
Non-403(b) Indexed Annuities	531	454	940	711
Non-403(b) Fixed Annuities	34	62	76	122
Bank Annuities	259	305	534	576
Variable Annuities	17	16	32	35

Total Annuity Premiums	$905	$906	$1,708	$1,578

Bank annuities represent annuity premiums generated through banks by independent agents and brokers, as well as through direct relationships with certain financial institutions.

The increase in annuity premiums for the first six months of 2012 compared to the same period in 2011 is attributable to increased sales of indexed annuities in the non-403(b) single premium market. This increase reflects the industry trend towards indexed annuities and away from traditional fixed annuities, as well as AFG’s introduction of new indexed products and features.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations — Continued

Life, Accident and Health Premiums and Benefits The following table summarizes AFG’s life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Premiums
Supplemental insurance operations
First year	$7	$10	$15	$21
Renewal	92	92	184	184
Life operations (in run-off)	6	5	11	12

	$105	$107	$210	$217

Benefits
Supplemental insurance operations	$73	$78	$155	$164
Life operations (in run-off)	11	11	21	21

	$84	$89	$176	$185

In May 2012, AFG reached a definitive agreement to sell its Medicare supplement and critical illness businesses. See Note B – “Sale of Operations”

Investment Income In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The $26 million and $48 million increases in investment income for the second quarter and first six months of 2012 compared to the same periods in 2011 reflect higher average invested assets, primarily related to growth in the annuity business.

Realized Gains (Losses) on Securities Net realized gains (losses) on securities consisted of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Realized gains (losses) before impairments:
Disposals	$27	$46	$73	$63
Change in the fair value of derivatives	(4)	(6)	—	(11)
Adjustments to annuity deferred policy acquisition costs and related items	—	—	(2)	(2)

	23	40	71	50

Impairment charges:
Securities	(8)	(27)	(14)	(41)
Adjustments to annuity deferred policy acquisition costs and related items	1	6	3	10

	(7)	(21)	(11)	(31)

	$16	$19	$60	$19

Realized gains on disposals include gains on sales of shares of Verisk Analytics, Inc. of $19 million and $46 million in the second quarter and first six months of 2012, respectively, and $33 million in the second quarter and first six months of 2011.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Management’s Discussion and Analysis

of Financial Condition and Results of Operations — Continued

The change in fair value of derivatives includes net losses of $1 million in the second quarter and net gains of $3 million in the first six months of 2012 and net losses of less than $1 million in the second quarter and $3 million in the first six months of 2011 from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note F — “Derivatives.”

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

The $22 million and $36 million increases in annuity benefits in the second quarter and first six months of 2012 compared to the 2011 periods reflect growth in the annuity business.

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

Other Operating and General Expenses The $9 million (5%) increase in other operating and general expenses for the first six months of 2012 compared to the same 2011 period reflects the impact of a $10 million recovery in the first quarter of 2011 on a prior property and casualty extracontractual obligation claim.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

As of June 30, 2012, there were no material changes to the information provided in Item 7A — “Quantitative and Qualitative Disclosure of Market Risk” of AFG’s 2011 Form 10-K.

ITEM 4

Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2012 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II

OTHER INFORMATION

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first six months of 2012 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Quarter	1,473,789	$37.91	1,473,789	6,953,252
April	356,681	$38.02	356,681	6,596,571
May	965,000	$38.59	965,000	5,631,571
June	1,190,000	$38.68	1,190,000	4,441,571

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in August 2011 and February 2012. In February 2012, AFG’s Board of Directors authorized the repurchase of five million additional shares.

ITEM 6

Exhibits

Number	Exhibit Description

10	Sale agreement between Great American Financial Resources, Inc. and certain of its subsidiaries and Cigna Health and Life Insurance Company.

12	Computation of ratios of earnings to fixed charges.

31(a)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of the Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of the Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002.

101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

August 8, 2012	BY:	s/ Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and accounting officer)