Form 10-Q
period 2012-09-30
AMERICAN FINANCIAL GROUP INC
filed 2012-11-08
CIK 1042046

________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012
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
      Large Accelerated Filer  ☒ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company.    Yes  ☐    No  ☒
As of November 1, 2012, there were 90,234,106 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

________________________________________________________

AMERICAN FINANCIAL GROUP, INC.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars In Millions)

	September 30, 2012	December 31, 2011 (as adjusted)
Assets:
Cash and cash equivalents	$1,626	$1,324
Investments:
Fixed maturities, available for sale at fair value (amortized cost – $21,760 and $20,562)	23,746	21,807
Fixed maturities, trading at fair value	309	440
Equity securities, at fair value (cost – $825 and $744)	1,031	928
Mortgage loans	566	401
Policy loans	229	252
Real estate and other investments	530	425
Total cash and investments	28,037	25,577
Recoverables from reinsurers	3,865	2,942
Prepaid reinsurance premiums	587	409
Agents’ balances and premiums receivable	750	565
Deferred policy acquisition costs	621	901
Assets of managed investment entities	3,102	3,058
Other receivables	1,168	895
Variable annuity assets (separate accounts)	577	548
Other assets	741	757
Goodwill	185	186
Total assets	$39,633	$35,838
Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$7,277	$6,520
Unearned premiums	1,821	1,484
Annuity benefits accumulated	17,245	15,420
Life, accident and health reserves	1,699	1,727
Payable to reinsurers	656	475
Liabilities of managed investment entities	2,753	2,787
Long-term debt	966	934
Variable annuity liabilities (separate accounts)	577	548
Other liabilities	1,675	1,386
Total liabilities	34,669	31,281
Shareholders’ equity:
Common Stock, no par value - 200,000,000 shares authorized - 90,846,962 and 97,846,402 shares outstanding	91	98
Capital surplus	1,071	1,121
Retained earnings:
Appropriated — managed investment entities	109	173
Unappropriated	2,577	2,439
Accumulated other comprehensive income, net of tax	931	580
Total shareholders’ equity	4,779	4,411
Noncontrolling interests	185	146
Total equity	4,964	4,557
Total liabilities and equity	$39,633	$35,838

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011 (as adjusted)	2012	2011 (as adjusted)
Revenues:
Property and casualty insurance premiums	$848	$835	$2,091	$2,043
Life, accident and health premiums	80	107	290	324
Investment income	327	310	981	916
Realized gains (losses) on:
Securities (*)	85	8	145	27
Subsidiaries	156	—	155	(3)
Income (loss) of managed investment entities:
Investment income	31	27	92	78
Gain (loss) on change in fair value of assets/liabilities	(13)	1	(63)	(54)
Other income	49	47	135	136
Total revenues	1,563	1,335	3,826	3,467
Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	610	549	1,317	1,303
Commissions and other underwriting expenses	254	228	697	648
Annuity benefits	140	142	417	383
Life, accident and health benefits	68	90	244	275
Annuity and supplemental insurance acquisition expenses	47	46	142	145
Interest charges on borrowed money	22	21	64	63
Expenses of managed investment entities	19	17	58	53
Other operating and general expenses	118	86	320	279
Total costs and expenses	1,278	1,179	3,259	3,149
Operating earnings before income taxes	285	156	567	318
Provision for income taxes	74	48	184	126
Net earnings, including noncontrolling interests	211	108	383	192
Less: Net earnings (loss) attributable to noncontrolling interests	(15)	11	(55)	(41)
Net Earnings Attributable to Shareholders	$226	$97	$438	$233

Earnings Attributable to Shareholders per Common Share:
Basic	$2.43	$0.97	$4.58	$2.27
Diluted	$2.39	$0.95	$4.50	$2.23
Average number of Common Shares:
Basic	92.9	99.7	95.7	102.3
Diluted	94.6	101.3	97.4	104.1

Cash dividends per Common Share	$0.175	$0.1625	$0.525	$0.4875
________________________________________
(*) Consists of the following:
Realized gains before impairments	$93	$18	$164	$68

Losses on securities with impairment	(8)	(6)	(20)	(23)
Non-credit portion recognized in other comprehensive income (loss)	—	(4)	1	(18)
Impairment charges recognized in earnings	(8)	(10)	(19)	(41)
Total realized gains on securities	$85	$8	$145	$27

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings, including noncontrolling interests	$211	$108	$383	$192
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	228	(1)	464	135
Reclassification adjustment for realized gains included in net earnings	(56)	(14)	(96)	(34)
Reclassification adjustment for unrealized gains of subsidiaries sold	(18)	—	(18)	—
Total net unrealized gains (losses) on securities	154	(15)	350	101
Foreign currency translation adjustments	10	(14)	9	(9)
Pension and other postretirement plans adjustments	—	—	1	1
Other comprehensive income (loss), net of tax	164	(29)	360	93
Total comprehensive income, net of tax	375	79	743	285
Less: Comprehensive income (loss) attributable to noncontrolling interests	(10)	12	(47)	(38)
Comprehensive income attributable to shareholders	$385	$67	$790	$323

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2011, as adjusted	97,846,402	$1,219	$173	$2,439	$580	$4,411	$146	$4,557
Net earnings	—	—	—	438	—	438	(55)	383
Other comprehensive income	—	—	—	—	352	352	8	360
Allocation of losses of managed investment entities	—	—	(64)	—	—	(64)	64	—
Dividends on Common Stock	—	—	—	(50)	—	(50)	—	(50)
Shares issued:
Exercise of stock options	1,009,714	27	—	—	—	27	—	27
Other benefit plans	291,610	6	—	—	—	6	—	6
Dividend reinvestment plan	11,697	—	—	—	—	—	—	—
Stock-based compensation expense	—	15	—	—	—	15	—	15
Shares exchanged - benefit plans	(23,685)	—	—	—	—	—	—	—
Shares acquired and retired	(8,288,776)	(105)	—	(210)	—	(315)	—	(315)
Other	—	—	—	(40)	(1)	(41)	22	(19)
Balance at September 30, 2012	90,846,962	$1,162	$109	$2,577	$931	$4,779	$185	$4,964

Balance at December 31, 2010	105,168,366	$1,271	$197	$2,523	$479	$4,470	$150	$4,620
Cumulative effect of accounting change	—	—	—	(155)	16	(139)	—	(139)
Balance at December 31, 2010, as adjusted	105,168,366	1,271	197	2,368	495	4,331	150	4,481
Net earnings	—	—	—	233	—	233	(41)	192
Other comprehensive income	—	—	—	—	90	90	3	93
Allocation of losses of managed investment entities	—	—	(47)	—	—	(47)	47	—
Dividends on Common Stock	—	—	—	(50)	—	(50)	—	(50)
Shares issued:
Exercise of stock options	758,075	19	—	—	—	19	—	19
Other benefit plans	371,392	8	—	—	—	8	—	8
Dividend reinvestment plan	11,686	—	—	—	—	—	—	—
Stock-based compensation expense	—	10	—	—	—	10	—	10
Shares acquired and retired	(7,803,286)	(95)	—	(168)	—	(263)	—	(263)
Other	—	—	—	—	—	—	(4)	(4)
Balance at September 30, 2011	98,506,233	$1,213	$150	$2,383	$585	$4,331	$155	$4,486

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended
	September 30,
	2012	2011 (as adjusted)
Operating Activities:
Net earnings, including noncontrolling interests	$383	$192
Adjustments:
Depreciation and amortization	118	131
Annuity benefits	417	383
Realized gains on investing activities	(299)	(23)
Net (purchases) sales of trading securities	27	(44)
Deferred annuity and life policy acquisition costs	(177)	(187)
Change in:
Reinsurance and other receivables	(1,387)	(519)
Other assets	6	(99)
Insurance claims and reserves	1,275	347
Payable to reinsurers	181	331
Other liabilities	(56)	153
Managed investment entities’ assets/liabilities	(13)	(22)
Other operating activities, net	12	18
Net cash provided by operating activities	487	661
Investing Activities:
Purchases of:
Fixed maturities	(3,240)	(4,062)
Equity securities	(231)	(365)
Mortgage loans	(178)	(132)
Real estate, property and equipment	(61)	(82)
Proceeds from:
Maturities and redemptions of fixed maturities	1,617	1,455
Repayments of mortgage loans	10	227
Sales of fixed maturities	495	865
Sales of equity securities	235	88
Sales of real estate, property and equipment	4	4
Sales of subsidiaries	302	—
Cash and cash equivalents of businesses sold	(34)	—
Managed investment entities:
Purchases of investments	(1,246)	(1,085)
Proceeds from sales and redemptions of investments	1,429	1,170
Other investing activities, net	(40)	(14)
Net cash used in investing activities	(938)	(1,931)
Financing Activities:
Annuity receipts	2,433	2,468
Annuity surrenders, benefits and withdrawals	(1,127)	(971)
Additional long-term borrowings	344	2
Reductions of long-term debt	(323)	(17)
Issuances of managed investment entities’ liabilities	456	—
Retirement of managed investment entities’ liabilities	(704)	(60)
Issuances of Common Stock	27	19
Repurchases of Common Stock	(315)	(263)
Cash dividends paid on Common Stock	(50)	(50)
Other financing activities, net	12	34
Net cash provided by financing activities	753	1,162
Net Change in Cash and Cash Equivalents	302	(108)
Cash and cash equivalents at beginning of period	1,324	1,099
Cash and cash equivalents at end of period	$1,626	$991

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Acquisitions and Sales of Subsidiaries	I.	Goodwill and Other Intangibles
C.	Segments of Operations	J.	Long-Term Debt
D.	Fair Value Measurements	K.	Shareholders’ Equity
E.	Investments	L.	Income Taxes
F.	Derivatives	M.	Contingencies
G.	Deferred Policy Acquisition Costs	N.	Subsequent Event

A.     Accounting Policies

Basis of Presentation   The accompanying consolidated financial statements for American Financial Group, Inc. (“AFG”) and its subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary to be in conformity with U.S. generally accepted accounting principles.

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2012, and prior to the filing date of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

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

The impact of adoption on amounts previously reported is shown in the table below (in millions, except per share data):

December 31, 2011
Deferred policy acquisition costs
As previously reported	$1,105
As adjusted	901

Net deferred tax liability (included in other liabilities)
As previously reported	$203
As adjusted	133

Shareholders’ equity
As previously reported	$4,545
As adjusted	4,411

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
Net earnings attributable to shareholders
As previously reported	$83	$55	$96	$109	$343
As adjusted	88	48	97	109	342

Diluted earnings per Common Share
As previously reported	$0.79	$0.52	$0.94	$1.10	$3.33
As adjusted	0.83	0.46	0.95	1.09	3.32

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

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in the first nine months of 2012 or 2011.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Deferred Policy Acquisition Costs (“DPAC”)   Policy acquisition costs (principally commissions, premium taxes and certain underwriting and policy issuance costs) directly related to the successful acquisition or renewal of an insurance contract are deferred. DPAC also includes capitalized costs associated with sales inducements offered to fixed annuity policyholders such as enhanced interest rates and premium and persistency bonuses. As discussed previously under “Accounting Standards Adopted in 2012,” AFG’s accounting for DPAC changed effective January 1, 2012, and amounts previously reported have been adjusted retrospectively.

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

AFG manages, and has investments in, collateralized loan obligations (“CLOs”) that are VIEs (see Note H — “Managed Investment Entities”). Both the management fees (payment of which is subordinate to other obligations of the CLOs) and the investments in the CLOs are considered variable interests. AFG has determined that it is the primary beneficiary of the CLOs because (i) its role as asset manager gives it the power to direct the activities that most significantly impact the economic performance of the CLOs and (ii) it has exposure to CLO losses (through its investments in the CLO debt tranches) and the right to receive benefits (through its subordinated management fees and returns on its investments), both of which could potentially be significant to the CLOs.

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

At September 30, 2012, assets and liabilities of managed investment entities include $308 million in assets and $267 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO. All warehoused assets were transferred to the new CLO and the liabilities were repaid when the CLO formation was completed and the CLO issued its securities in October 2012.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Earnings Per Share   Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes adjustments to weighted average common shares related to stock-based compensation plans: third quarter 2012 and 2011 – 1.7 million and 1.6 million; first nine months of 2012 and 2011 – 1.7 million and 1.8 million, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: third quarter 2012 and 2011 – 1.9 million and 2.6 million; first nine months of 2012 and 2011 – 1.8 million and 2.3 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2012 and 2011 periods.

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

B.     Acquisitions and Sales of Subsidiaries

On August 31, 2012, AFG completed the sale of its Medicare supplement and critical illness businesses, which included Loyal American Life Insurance Company and four other insurance companies, to Cigna Corporation for $307 million in cash. AFG realized a gain of $155 million on the sale (subject to post-closing adjustments). Since the transaction includes the ongoing cessions of certain business to Cigna, the operations being sold are not reported as discontinued operations. Following the sale, AFG’s supplemental insurance operations consist solely of its run-off long-term care business.

The impact of the August 2012 sale of the Medicare supplement and critical illness businesses on AFG’s financial statements is shown below (in millions):

Sale proceeds	$307
Expenses	(12)
Net proceeds	$295

Assets of businesses sold:
Cash and investments	$217
Deferred policy acquisition costs	108
Other assets	31
Total assets	356
Liabilities of businesses sold:
Life, accident and health reserves	209
Other liabilities	7
Total liabilities	216
Net assets of businesses sold	$140

Gain on sale of subsidiaries	$155

Summarized Statement of Earnings information for the Medicare supplement and critical illness businesses through the sale date is shown below (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012 (*)	2011	2012 (*)	2011
Total revenues	$53	$80	$212	$244
Total costs and expenses	43	69	184	223
Operating earnings before income taxes	$10	$11	$28	$21

(*) Reflects revenues and expenses through the end of August 2012.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During the third quarter of 2012, AFG acquired the outstanding 28% of Marketform, its London-based Lloyd’s property and casualty insurance operation, that it did not already own for $17 million and sold an additional small annuity and supplemental insurance company for $7 million.
C.    Segments of Operations

AFG manages its business as three segments: (i) property and casualty insurance, (ii) annuity and supplemental insurance and (iii) other, which includes holding company costs and amounts attributable to the noncontrolling interests of the managed investment entities.

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, executive liability, umbrella and excess liability, customized programs for small to mid-sized businesses and workers’ compensation, and (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including collateral and mortgage protection insurance), surety and fidelity products and trade credit insurance. AFG’s annuity business markets traditional fixed and fixed-indexed annuities in the education, bank and individual markets. Following the sale of its Medicare supplement and critical illness businesses in August 2012 (see Note B — “Acquisitions and Sales of Subsidiaries”), AFG’s remaining supplemental insurance operations consist solely of its run-off blocks of long-term care and life insurance business.

AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.The following tables (in millions) show AFG’s revenues and operating earnings before income taxes by significant business segment and sub-segment.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$487	$500	$1,040	$1,029
Specialty casualty	243	216	699	651
Specialty financial	100	101	301	313
Other	18	18	51	50
Total premiums earned	848	835	2,091	2,043
Investment income	69	73	210	223
Realized gains	44	15	88	47
Other income	16	20	47	55
Total property and casualty insurance	977	943	2,436	2,368
Annuity and supplemental insurance:
Investment income	270	236	789	694
Life, accident and health premiums	80	107	290	324
Realized gains (losses) on securities	41	(8)	57	(22)
Realized gains (losses) on subsidiaries	156	—	155	(2)
Other income	30	27	84	79
Total annuity and supplemental insurance	577	362	1,375	1,073
Other	9	30	15	26
Total revenues	$1,563	$1,335	$3,826	$3,467

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Earnings (Losses) Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$—	$5	$33	$38
Specialty casualty	8	20	45	38
Specialty financial	1	24	28	52
Other	7	9	10	14
Other lines (a)	(32)	—	(39)	(50)
Total underwriting	(16)	58	77	92
Investment and other income, net	58	65	174	205
Realized gains	44	15	88	47
Total property and casualty insurance	86	138	339	344
Annuity and supplemental insurance:
Operations (b)	81	47	224	157
Realized gains (losses) on securities	41	(8)	57	(22)
Realized gains (losses) on subsidiaries	156	—	155	(2)
Total annuity and supplemental insurance	278	39	436	133
Other (c)	(79)	(21)	(208)	(159)
Total operating earnings before income taxes	$285	$156	$567	$318

(a)	Includes third quarter 2012 and second quarter 2011 special charges of $31 million and $50 million, respectively, to increase asbestos and environmental reserves.

(b)
Includes earnings from the Medicare supplement and critical illness operations, which were sold in August 2012, of $10 million and $11 million for the third quarter and $28 million and $21 million for the first nine months of 2012 and 2011, respectively.

(c)
Includes holding company expenses and earnings (losses) of managed investment entities attributable to noncontrolling interests of ($18) million and $8 million for the third quarter and ($64) million and ($47) million for the first nine months of 2012 and 2011, respectively. Holding company expenses for the third quarter of 2012 include an $8 million loss on retirement of debt and a $15 million charge for a labor matter related to AFG’s former railroad operations.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2012
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$198	$143	$20	$361
States, municipalities and political subdivisions	—	4,268	58	4,326
Foreign government	—	264	—	264
Residential MBS	—	3,953	367	4,320
Commercial MBS	—	2,924	21	2,945
All other corporate	4	11,031	495	11,530
Total AFS fixed maturities	202	22,583	961	23,746
Trading fixed maturities	—	308	1	309
Equity securities	883	112	36	1,031
Assets of managed investment entities (“MIE”)	221	2,846	35	3,102
Variable annuity assets (separate accounts) (a)	—	577	—	577
Other investments	—	153	—	153
Total assets accounted for at fair value	$1,306	$26,579	$1,033	$28,918
Liabilities:
Liabilities of managed investment entities	$247	$—	$2,506	$2,753
Derivatives in annuity benefits accumulated	—	—	497	497
Other liabilities — derivatives	—	18	—	18
Total liabilities accounted for at fair value	$247	$18	$3,003	$3,268
December 31, 2011
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$248	$134	$—	$382
States, municipalities and political subdivisions	—	3,794	83	3,877
Foreign government	—	254	—	254
Residential MBS	—	3,487	361	3,848
Commercial MBS	—	2,821	19	2,840
All other corporate	9	10,078	519	10,606
Total AFS fixed maturities	257	20,568	982	21,807
Trading fixed maturities	—	439	1	440
Equity securities	888	29	11	928
Assets of managed investment entities (“MIE”)	290	2,724	44	3,058
Variable annuity assets (separate accounts) (a)	—	548	—	548
Other investments	—	71	—	71
Total assets accounted for at fair value	$1,435	$24,379	$1,038	$26,852
Liabilities:
Liabilities of managed investment entities	$194	$—	$2,593	$2,787
Derivatives in annuity benefits accumulated	—	—	361	361
Other liabilities — derivatives	—	23	—	23
Total liabilities accounted for at fair value	$194	$23	$2,954	$3,171

 (a)   Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During the first nine months of 2012, six preferred stocks with an aggregate fair value of $35 million were transferred from Level 1 to Level 2. All of these transfers occurred in the first quarter. The transfers were due to decreases in trade frequency, resulting in lack of available trade data sufficient to warrant classification in Level 1. Approximately 4% of the total assets accounted for at fair value on September 30, 2012, were Level 3 assets. Approximately 90% ($907 million) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than one-half of 1% of the total assets measured at fair value and less than 3% of AFG’s shareholders’ equity, changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

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

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $497 million at September 30, 2012. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.5% – 2.05% over the risk free rate
Risk margin for uncertainty in cash flows	0.3% reduction in the discount rate
Surrenders	4% – 25% of indexed account value
Partial surrenders	3% – 5% of indexed account value
Annuitizations	1% – 2% of indexed account value
Deaths	1% – 2.5% of indexed account value
Budgeted option costs	2.5% – 4.0% of indexed account value

Increasing the budgeted option cost or risk margin for uncertainty in cash flows assumptions in the table above would increase the fair value of the fixed-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the third quarter and first nine months of 2012 and 2011 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2012	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and Settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2012
AFS fixed maturities:
U.S. government	$20	$—	$—	$—	$—	$—	$—	$20
State and municipal	86	—	2	—	(6)	4	(28)	58
Residential MBS	320	3	7	15	(11)	86	(53)	367
Commercial MBS	20	1	—	—	—	—	—	21
All other corporate	537	2	6	67	(19)	1	(99)	495
Trading fixed maturities	1	—	—	—	—	—	—	1
Equity securities	41	—	—	4	—	9	(18)	36
Assets of MIE	54	—	—	—	(1)	—	(18)	35
Liabilities of MIE (*)	(2,429)	(52)	—	(97)	72	—	—	(2,506)
Embedded derivatives	(444)	(41)	—	(19)	7	—	—	(497)

(*)	Total realized/unrealized loss included in net income includes losses of $49 million related to liabilities outstanding as of September 30, 2012. See Note H — “Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2011	Net income	Other comprehensive income (loss)	Purchases and Issuances	Sales and Settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2011
AFS fixed maturities:
State and municipal	$84	$—	$4	$—	$(3)	$—	$(13)	$72
Residential MBS	255	1	(5)	25	(9)	24	(7)	284
Commercial MBS	10	—	—	9	—	9	—	28
All other corporate	382	2	12	32	(14)	46	(24)	436
Trading fixed maturities	1	—	—	—	—	—	—	1
Equity securities	21	—	(1)	2	—	2	—	24
Assets of MIE	53	(6)	—	5	(7)	—	(5)	40
Liabilities of MIE (*)	(2,322)	89	—	—	51	—	—	(2,182)
Embedded derivatives	(279)	32	—	(62)	4	—	—	(305)

(*)	Total realized/unrealized loss included in net income includes losses of $89 million related to liabilities outstanding as of September 30, 2011. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2011	Net income	Other comprehensive income (loss)	Purchases and Issuances	Sales and Settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2012
AFS fixed maturities:
U.S. government	$—	$—	$—	$20	$—	$—	$—	$20
State and municipal	83	—	4	19	(7)	9	(50)	58
Residential MBS	361	5	11	86	(29)	167	(234)	367
Commercial MBS	19	1	1	—	—	—	—	21
All other corporate	519	9	18	124	(57)	29	(147)	495
Trading fixed maturities	1	—	—	—	—	—	—	1
Equity securities	11	—	—	30	—	13	(18)	36
Assets of MIE	44	—	—	13	(13)	14	(23)	35
Liabilities of MIE (*)	(2,593)	(155)	—	(463)	705	—	—	(2,506)
Embedded derivatives	(361)	(97)	—	(57)	18	—	—	(497)

(*)	Total realized/unrealized loss included in net income includes losses of $99 million related to liabilities outstanding as of September 30, 2012. See Note H — “Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2010	Net income	Other comprehensive income (loss)	Purchases and Issuances	Sales and Settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2011
AFS fixed maturities:
State and municipal	$20	$—	$5	$53	$(3)	$10	$(13)	$72
Residential MBS	312	2	(8)	42	(29)	31	(66)	284
Commercial MBS	6	—	—	9	—	13	—	28
All other corporate	436	1	17	123	(51)	70	(160)	436
Trading fixed maturities	3	—	—	—	—	—	(2)	1
Equity securities	21	—	1	2	(2)	2	—	24
Assets of MIE	48	(7)	—	21	(13)	8	(17)	40
Liabilities of MIE (*)	(2,258)	17	—	—	59	—	—	(2,182)
Embedded derivatives	(181)	4	—	(142)	14	—	—	(305)

(*)	Total realized/unrealized loss included in net income includes losses of $19 million related to liabilities outstanding as of September 30, 2011. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2012
Financial assets:
Cash and cash equivalents	$1,626	$1,626	$1,626	$—	$—
Mortgage loans	566	575	—	—	575
Policy loans	229	229	—	—	229
Total financial assets not accounted for at fair value	$2,421	$2,430	$1,626	$—	$804
Financial liabilities:
Annuity benefits accumulated (*)	$17,040	$17,452	$—	$—	$17,452
Long-term debt	966	1,085	—	976	109
Total financial liabilities not accounted for at fair value	$18,006	$18,537	$—	$976	$17,561

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

E.    Investments

Available for sale fixed maturities and equity securities at September 30, 2012, and December 31, 2011, consisted of the following (in millions):

	September 30, 2012				December 31, 2011
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$345	$361	$16	$—	$363	$382	$19	$—
States, municipalities and political subdivisions	3,976	4,326	352	(2)	3,613	3,877	267	(3)
Foreign government	245	264	19	—	236	254	18	—
Residential MBS	4,100	4,320	294	(74)	3,858	3,848	170	(180)
Commercial MBS	2,629	2,945	316	—	2,628	2,840	218	(6)
All other corporate	10,465	11,530	1,076	(11)	9,864	10,606	802	(60)
Total fixed maturities	$21,760	$23,746	$2,073	$(87)	$20,562	$21,807	$1,494	$(249)
Common stocks	$633	$828	$200	$(5)	$610	$797	$207	$(20)
Perpetual preferred stocks	$192	$203	$13	$(2)	$134	$131	$5	$(8)
The non-credit related portion of other-than-temporary impairment charges are included in other comprehensive income. Cumulative charges taken for residential MBS still owned at September 30, 2012 and December 31, 2011, respectively were $228 million and $227 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost

September 30, 2012
Fixed maturities:
U.S. Government and government agencies	$—	$6	100%	$—	$—	—%
States, municipalities and political subdivisions	(2)	126	98%	—	13	100%
Foreign government	—	—	—%	—	—	—%
Residential MBS	(9)	314	97%	(65)	473	88%
Commercial MBS	—	5	100%	—	—	—%
All other corporate	(4)	204	98%	(7)	133	95%
Total fixed maturities	$(15)	$655	98%	$(72)	$619	90%
Common stocks	$(5)	$50	91%	$—	$—	—%
Perpetual preferred stocks	$—	$—	—%	$(2)	$25	93%

December 31, 2011
Fixed maturities:
U.S. Government and government agencies	$—	$2	100%	$—	$—	—%
States, municipalities and political subdivisions	(2)	120	98%	(1)	59	98%
Foreign government	—	1	100%	—	—	—%
Residential MBS	(59)	1,141	95%	(121)	473	80%
Commercial MBS	(6)	183	97%	—	18	100%
All other corporate	(43)	940	96%	(17)	114	87%
Total fixed maturities	$(110)	$2,387	96%	$(139)	$664	83%
Common stocks	$(19)	$169	90%	$(1)	$4	80%
Perpetual preferred stocks	$(1)	$23	96%	$(7)	$31	82%

At September 30, 2012, the gross unrealized losses on fixed maturities of $87 million relate to approximately 420 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 22% of the gross unrealized loss and 50% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For the first nine months of 2012, AFG recorded in earnings $5 million in other-than-temporary impairment charges related to its residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions).

	2012	2011
Balance at June 30	$191	$171
Additional credit impairments on:
Previously impaired securities	—	8
Securities without prior impairments	—	2
Reductions — disposals	—	(1)
Balance at September 30	$191	$180

Balance at January 1	$187	$143
Additional credit impairments on:
Previously impaired securities	4	37
Securities without prior impairments	—	7
Reductions — disposals	—	(7)
Balance at September 30	$191	$180
The table below sets forth the scheduled maturities of available for sale fixed maturities as of September 30, 2012 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately 4 years at September 30, 2012.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$838	$857	4%
After one year through five years	5,320	5,735	24
After five years through ten years	6,529	7,285	31
After ten years	2,344	2,604	11
	15,031	16,481	70
MBS	6,729	7,265	30
Total	$21,760	$23,746	100%
Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at September 30, 2012 or December 31, 2011.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
September 30, 2012
Unrealized gain on:
Fixed maturities	$1,986	$(709)	$1,277
Equity securities	206	(74)	132
Deferred policy acquisition costs	(764)	267	(497)
Annuity benefits and other liabilities	13	(4)	9
	$1,441	$(520)	$921
December 31, 2011
Unrealized gain on:
Fixed maturities	$1,245	$(444)	$801
Equity securities	184	(65)	119
Deferred policy acquisition costs	(537)	188	(349)
Annuity benefits and other liabilities	10	(3)	7
	$902	$(324)	$578
Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (a)	Tax Effects	Noncon- trolling Interests	Total
Quarter ended September 30, 2012
Realized before impairments	$20	$77	$—	$(4)	$(33)	$—	$60
Realized — impairments	(1)	(9)	—	2	3	—	(5)
Change in unrealized	378	(18)	—	(122)	(84)	(4)	150
Quarter ended September 30, 2011
Realized before impairments	$27	$6	$(15)	$—	$(6)	$—	$12
Realized — impairments	(12)	(2)	—	4	3	—	(7)
Change in unrealized	172	(75)	—	(121)	9	(2)	(17)
Nine months ended September 30, 2012
Realized before impairments	$40	$133	$(3)	$(6)	$(58)	$(1)	$105
Realized — impairments	(5)	(19)	—	5	7	—	(12)
Change in unrealized	741	22	—	(224)	(189)	(7)	343
Nine months ended September 30, 2011
Realized before impairments	$51	$41	$(22)	$(2)	$(24)	$(1)	$43
Realized — impairments	(49)	(2)	(4)	14	14	—	(27)
Change in unrealized	417	(77)	—	(185)	(54)	(4)	97

(a)	Primarily adjustments to deferred policy acquisition costs related to annuities.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) on securities includes net gains of $1 million in the third quarter and $4 million in the first nine months of 2012 compared to net gains of $3 million in the third quarter and net losses of less than $1 million in the first nine months of 2011 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Nine months ended
	September 30,
	2012	2011
Fixed maturities:
Gross gains	$37	$57
Gross losses	(2)	(5)
Equity securities:
Gross gains	136	42
Gross losses	(3)	(1)

F.    Derivatives

As discussed under “Derivatives” in Note A, AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.

The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		September 30, 2012		December 31, 2011
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$96	$—	$99	$—
Interest rate swaptions	Other investments	1	—	5	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	497	—	361
Equity index call options	Other investments	152	—	66	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	18	—	23
		$249	$515	$170	$384

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

AFG’s fixed-indexed annuities, which represented approximately 40% of annuity benefits accumulated at September 30, 2012, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives.

As discussed under “Reinsurance” in Note A, certain reinsurance contracts in AFG’s annuity and supplemental insurance business are considered to contain embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the third quarter and first nine months of 2012 and 2011 (in millions):

		Three months ended		Nine months ended
		September 30,		September 30,
Derivative	Statement of Earnings Line	2012	2011	2012	2011
MBS with embedded derivatives	Realized gains	$1	$3	$4	$—
Interest rate swaptions	Realized gains	(1)	(15)	(4)	(22)
Fixed-indexed annuities (embedded derivative)	Annuity benefits	(41)	32	(97)	4
Equity index call options	Annuity benefits	30	(50)	67	(30)
Reinsurance contracts (embedded derivative)	Investment income	(4)	(6)	(7)	(10)
		$(15)	$(36)	$(37)	$(58)

G.    Deferred Policy Acquisition Costs

Deferred policy acquisition costs consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Property and casualty insurance	$200	$189
Annuity and supplemental insurance:
Policy acquisition costs	876	898
Policyholder sales inducements	195	207
Present value of future profits (“PVFP”)	114	144
Impact of unrealized gains and losses on securities	(764)	(537)
Total annuity and supplemental	421	712
	$621	$901

See Accounting Standards Adopted in 2012 under Note A — “Accounting Policies.”

The PVFP amounts in the table above are net of $169 million and $195 million of accumulated amortization at September 30, 2012 and December 31, 2011, respectively. Annuity and supplemental insurance policy acquisition costs and PVFP decreased $92 million and $16 million, respectively, due to the August 2012 sale of the Medicare supplement and critical illness businesses.

Amortization of deferred acquisition costs for the third quarter and first nine months of 2012 and 2011 were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Property and casualty insurance	$111	$102	$323	$310
Annuity and supplemental insurance:
Policy acquisition costs	27	27	86	89
Policyholder sales inducements	8	6	24	20
PVFP	5	5	14	16
Total annuity and supplemental	40	38	124	125
	$151	$140	$447	$435

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 7.5% to 51.2% of the most subordinate debt tranche of eight collateralized loan obligation entities or “CLOs,” which, are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2004 and 2012, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay operating expenses (including management fees to AFG), interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $240 million (including $96 million invested in the most subordinate debt tranches) at September 30, 2012, and $98 million at December 31, 2011.

In February 2012, one of the AFG CLOs was substantially liquidated at the instruction of the holder of the majority of the most subordinate debt tranche, as permitted by the CLO indentures. In March 2012, AFG formed a new CLO, which issued $410 million face amount of liabilities (including $39 million face amount purchased by subsidiaries of AFG). In October 2012, AFG formed another new CLO, which issued $450 million face amount of liabilities (including $35 million face amount purchased by subsidiaries of AFG).

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$39	$(88)	$92	$(71)
Liabilities	(52)	89	(155)	17
Management fees paid to AFG	6	5	14	13
CLO earnings (losses) attributable to:
AFG shareholders (b)	11	(2)	21	5
Noncontrolling interests (b)	(18)	8	(64)	(47)

(a)	Included in Revenues in AFG’s Statement of Earnings.

(b)	Included in Operating earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $33 million and $120 million at September 30, 2012 and December 31, 2011. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $151 million and $306 million at those dates. The CLO assets include $5 million and $2 million in loans (aggregate unpaid principal balance of $12 million and $7 million, respectively) at September 30, 2012 and December 31, 2011, for which the CLOs are not accruing interest because the loans are in default.

I.    Goodwill and Other Intangibles

Goodwill was $185 million and $186 million at September 30, 2012 and December 31, 2011, respectively. Goodwill decreased $1 million in the third quarter of 2012 due to the sale of a small annuity and supplemental insurance subsidiary. Included in other assets in AFG’s Balance Sheet is $32 million at September 30, 2012 and $41 million at December 31, 2011 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $57 million and $47 million, respectively. Amortization of these intangibles was $3 million in each of the third quarters of 2012 and 2011 and $10 million and $9 million in the first nine months of 2012 and 2011, respectively. Other assets also include $8 million in non-amortizable intangible assets related to property and casualty insurance acquisitions.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Long-Term Debt

The carrying value of long-term debt consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	—
5-3/4% Senior Notes due August 2042	125	—
7% Senior Notes due September 2050	132	132
7-1/8% Senior Debentures due February 2034	—	115
Other	3	3
	840	600
Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	—	112
7-1/4% Senior Debentures due January 2034	—	86
Notes payable secured by real estate due 2012 through 2016	63	64
Secured borrowings ($16 and $17 guaranteed by AFG)	21	30
National Interstate bank credit facility	22	22
	106	314
Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures due May 2033	20	20
	$966	$934

Scheduled principal payments on debt for the balance of 2012 and the subsequent five years were as follows: 2012 — $25 million; 2013 — $20 million; 2014 — $2 million; 2015 — $14 million; 2016 — $45 million and 2017 — none.

As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	September 30, 2012	December 31, 2011
Unsecured obligations	$882	$840
Obligations secured by real estate	63	64
Other secured borrowings	21	30
	$966	$934

AFG can borrow up to $500 million under its revolving credit facility which expires in August 2013. Amounts borrowed under this agreement bear interest at rates ranging from 1.75% to 3.00% (currently 2%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at September 30, 2012. AFG expects to replace this credit facility in the fourth quarter of 2012 with a $500 million four-year revolving credit facility with lower interest rates and commitment fees.

In June 2012, AFG issued $230 million in 6-3/8% Senior Notes due 2042 and used the proceeds to redeem the outstanding AAG Holding Company 7-1/2% and 7-1/4% Senior Debentures at par value in July 2012. In August 2012, AFG issued $125 million in 5-3/4% Senior Notes due 2042 and used the proceeds to redeem the outstanding AFG 7-1/8% Senior Debentures at par value in September 2012.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

K.    Shareholders’ Equity

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Accumulated Other Comprehensive Income, Net of Tax (“AOCI”)   Comprehensive income is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income includes net earnings and other comprehensive income, which consists primarily of changes in net unrealized gains or losses on available for sale securities. The progression of the components of accumulated other comprehensive income follows (in millions):

			Other Comprehensive Income
	AOCI Beginning Balance		Pretax	Tax	Noncontrolling interests	Net	Other (b)	AOCI Ending Balance
Quarter ended September 30, 2012
Net unrealized gains on securities	$771	(a)	$238	$(84)	$(4)	$150	$—	$921	(a)
Foreign currency translation adjustments	9		10	—	(1)	9	(1)	17
Pension and other postretirement plans adjustments	(7)		—	—	—	—	—	(7)
Total	$773		$248	$(84)	$(5)	$159	$(1)	$931

Quarter ended September 30, 2011
Net unrealized gains (losses) on securities	$605		$(24)	$9	$(2)	$(17)	$—	$588
Foreign currency translation adjustments	17		(14)	—	1	(13)	—	4
Pension and other postretirement plans adjustments	(7)		—	—	—	—	—	(7)
Total	$615		$(38)	$9	$(1)	$(30)	$—	$585

Nine months ended September 30, 2012
Net unrealized gains on securities	$578	(a)	$539	$(189)	$(7)	$343	$—	$921	(a)
Foreign currency translation adjustments	10		9	—	(1)	8	(1)	17
Pension and other postretirement plans adjustments	(8)		1	—	—	1	—	(7)
Total	$580		$549	$(189)	$(8)	$352	$(1)	$931

Nine months ended September 30, 2011
Net unrealized gains on securities	$491		$155	$(54)	$(4)	$97	$—	$588
Foreign currency translation adjustments	12		(9)	—	1	(8)	—	4
Pension and other postretirement plans adjustments	(8)		1	—	—	1	—	(7)
Total	$495		$147	$(54)	$(3)	$90	$—	$585

(a)
Includes net unrealized gains of $23 million at September 30, 2012 compared to net unrealized losses of $1 million at June 30, 2012 and $16 million at December 31, 2011 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

(b)	Other relates to the third quarter of 2012 acquisition of noncontrolling interest in a subsidiary.

Stock Based Compensation   Under AFG’s Stock Incentive Plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2012, AFG issued 133,931 shares of restricted Common Stock (fair value of $38.10 per share) and granted stock options for 1.1 million shares of Common Stock (at an average exercise price of $38.10) under the

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Stock Incentive Plan. In addition, AFG issued 111,270 shares of Common Stock (fair value of $38.38 per share) in the first quarter of 2012 under its Annual Co-CEO Equity Bonus Plan.

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

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5 million in each of the third quarters of 2012 and 2011 and $20 million and $16 million in the first nine months of 2012 and 2011, respectively.

L.    Income Taxes

Income (losses) attributable to noncontrolling interests related to AFG’s managed investment entities are non-taxable (non-deductible). For the the first nine months of 2012 and 2011, respectively, AFG’s operating earnings before income taxes included $64 million and $47 million of such non-deductible losses, thereby increasing AFG’s effective tax rate. For the third quarter of 2012 and 2011, respectively, operating earnings before income taxes included $18 million of non-deductible losses and $8 million of non-taxable income related to the managed investment entities.

AFG was involved in litigation with the IRS regarding the calculation of tax reserves for certain annuity liabilities pursuant to Actuarial Guideline 33. In 2010, the U.S. District Court in Southern Ohio issued a final summary judgment in favor of AFG. The IRS appealed the District Court decision to the Sixth Circuit Court of Appeals, which heard oral arguments on March 7, 2012. On May 4, 2012, the Sixth Circuit Court of Appeals affirmed the summary judgment of the District Court in favor of AFG. On August 2, 2012, the 90 day period for the IRS to seek a discretionary appeal of the Sixth District Court of Appeals decision in this case expired and the decision in favor of AFG became final. As a result, during the third quarter of 2012 AFG recorded net earnings of approximately $28 million, which includes the expected refund of $17 million of tax and interest paid to the IRS in 2005 and 2006 as well as a decrease in the liability for uncertain tax positions. Closure of subsequent tax years previously held in suspense due to this litigation could further reduce the liability for uncertain tax positions by up to $28 million and a $13 million decrease in related interest. Additionally, the IRS issued new guidance during the third quarter of 2012 that brought certainty to the timing of investment deductions, which caused AFG to reduce its liability for uncertain tax positions by $10 million. Because the ultimate recognition of these investment deductions was highly certain, the reduction in this liability resulted in an offsetting increase in AFG’s deferred tax liability, with no overall impact on AFG’s annual effective tax rate.

Except as discussed above, there were no material changes to AFG’s liability for uncertain tax positions as discussed in Note L — “Income Taxes,” to AFG’s 2011 Form 10-K.

M.     Contingencies

Except as discussed in Management’s Discussion and Analysis — “Special Asbestos and Environmental Reserve Charges,” there have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2011 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims, as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

N.    Subsequent Event

In late October 2012, Superstorm Sandy caused significant property damage in the northeastern United States. While it is too early to estimate the total losses from this storm, models indicate that industry insured losses could approach $20 billion. AFG’s exposure to losses from this storm will be dependent upon the number, size and type of covered losses and will be mitigated by AFG’s use of reinsurance across all lines of potentially impacted business. Considering all of these factors, management expects that AFG’s losses from Superstorm Sandy will be less than 1% of shareholders’ equity.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	30	Uncertainties	37
Overview	31	Managed Investment Entities	38
Critical Accounting Policies	31	Results of Operations	41
Liquidity and Capital Resources	32	General	41
Ratios	32	Income Items	41
Parent and Subsidiary Liquidity	32	Expense Items	46
Investments	33

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

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses and in the sale of traditional fixed and fixed-indexed annuities in the education, bank and individual markets.

Net earnings attributable to AFG’s shareholders for the third quarter and first nine months of 2012 were $226 million ($2.39 per share, diluted) and $438 million ($4.50 per share, diluted), respectively, compared to $97 million ($0.95 per share, diluted) and $233 million ($2.23 per share, diluted) reported in the same periods of 2011. Results for the third quarter of 2012 include (i) an after tax gain of $101 million ($1.07 per share) on the sale of the Medicare supplement and critical illness businesses, (ii) a $28 million ($0.30 per share) tax benefit related to the favorable resolution of certain tax litigation, and (iii) an after tax charge of $21 million ($0.23 per share) to strengthen asbestos and other environmental (“A&E”) exposures, primarily within the property and casualty group’s runoff operations. Results for 2011 include a second quarter after tax charge of $38 million ($0.37 per share) to increase A&E reserves. Excluding these items, higher profits in the annuity and supplemental insurance group and higher realized gains on sales of securities were partially offset by lower underwriting earnings and lower investment income in AFG’s property and casualty insurance operations.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A to the financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements make accounting policies critical are as follows:

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

LIQUIDITY AND CAPITAL RESOURCES
Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions).

	September 30, 2012	December 31,
		2011	2010
Long-term debt	$966	$934	$952
Total capital	5,032	4,860	4,894
Ratio of debt to total capital:
Including debt secured by real estate	19.2%	19.2%	19.5%
Excluding debt secured by real estate	18.2%	18.2%	18.4%

The ratio of debt to total capital is a non-GAAP measure that management believes is useful for investors, analysts and independent ratings agencies to evaluate AFG’s financial strength and liquidity and to provide insight into how AFG finances its operations. The ratio is calculated by dividing AFG’s long-term debt by its total capital, which includes long-term debt, noncontrolling interests and shareholders’ equity (excluding unrealized gains (losses) related to fixed maturity investments and appropriated retained earnings related to managed investment entities).
AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.27 for the nine months ended September 30, 2012 and 1.95 for the entire year of 2011. Excluding annuity benefits, this ratio was 8.97 and 6.59, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in August 2013. AFG expects to replace this credit facility in the fourth quarter of 2012 with a $500 million, four-year revolving credit facility with lower interest rates and commitment fees. There were no borrowings under the agreement, or under any other parent company short-term borrowing arrangements, during 2012.

In August 2012, AFG issued $125 million of 5-3/4% Senior Notes due 2042 and used the proceeds to redeem the outstanding AFG 7-1/8% Senior Debentures due February 2034 at par value in September 2012. In June 2012, AFG issued $230 million of 6-3/8% Senior Notes due 2042 and used the proceeds to redeem the outstanding AAG Holding Company, Inc. (a subsidiary of AFG) 7-1/2% Senior Debentures due 2033 and 7-1/4% Senior Debentures due 2034 at par value in July 2012.

During the first nine months of 2012, AFG repurchased 8.3 million shares of its Common Stock for $315 million. In October 2012, AFG repurchased approximately 763,000 additional shares for $29 million. During 2011, AFG repurchased 9.3 million shares of its Common Stock for $315 million.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity and supplemental insurance subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity and supplemental insurance operations with a substantial additional source of liquidity. In the fourth quarter of 2011 the FHLB advanced GALIC $240 million at interest rates ranging from 0.02% to 0.03% over LIBOR (average rate of 0.24% at September 30, 2012). While these advances must be repaid within 5 to 7 years, GALIC has the option to prepay all or a portion of the advances on a monthly basis. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

National Interstate Corporation, a 52%-owned property and casualty insurance subsidiary, can borrow up to $75 million, subject to certain conditions, under an unsecured credit agreement expiring in December 2012. Amounts borrowed bear interest at rates ranging from 0.45% to 0.9% (currently 0.65%) over LIBOR based on National Interstate’s credit rating. There was $22 million outstanding under this agreement at September 30, 2012. National Interstate expects to successfully replace this credit agreement prior to its expiration.

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

In the annuity business, where profitability is largely dependent on earning a “spread” between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At September 30, 2012, the average crediting rate on AFG’s annuities was approximately 2.82%, while the average GMIR was approximately 2.28%. This margin provides AFG the flexibility to decrease its crediting rates by up to approximately 54 basis points (on a weighted average basis) on $16 billion in annuities should market interest rates continue to remain low for a long period of time. The vast majority of such decreases can be made within the next 12 months if necessary.

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

Investments   AFG’s investment portfolio at September 30, 2012, contained $23.7 billion in “Fixed maturities” classified as available for sale and $1.0 billion in “Equity securities,” all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $309 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities (“MBS”), which comprise approximately 30% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 90% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2012 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$24,055
Pretax impact on fair value of 100 bps increase in interest rates	$(1,058)
Pretax impact as % of total fixed maturity portfolio	4.4%

Approximately 86% of the fixed maturities held by AFG at September 30, 2012, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at September 30, 2012, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of both the residential and commercial MBS is approximately 4 years.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$255	$269	105%	$14	100%
Non-agency prime	2,324	2,483	107	159	50
Alt-A	846	866	102	20	34
Subprime	673	697	104	24	26
Commercial	2,643	2,959	112	316	99
Other	18	21	117	3	48
	$6,759	$7,295	108%	$536	67%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At September 30, 2012, 97% (based on statutory carrying value of $6.5 billion) of AFG’s MBS securities had an NAIC designation of 1 or 2.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

Municipal bonds represented approximately 18% of AFG’s fixed maturity portfolio at September 30, 2012. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At September 30, 2012, approximately 76% of the municipal bond portfolio was held in revenue bonds, with the remaining 24% held in general obligation bonds. State general obligation securities of California, Illinois, New Jersey and New York collectively represented less than 2% of this portfolio.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2012, is shown in the following table (dollars in millions). Approximately $295 million of available for sale “Fixed maturities” and $103 million of “Equity securities” had no unrealized gains or losses at September 30, 2012.

	Securities With Unrealized Gains		Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$22,177		$1,274
Amortized cost of securities	$20,104		$1,361
Gross unrealized gain (loss)	$2,073		$(87)
Fair value as % of amortized cost	110%		94%
Number of security positions	4,340		422
Number individually exceeding $2 million gain or loss	206		2
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$610		$(74)
States and municipalities	352		(2)
Gas and electric services	183		(1)
Banks, savings and credit institutions	153		(2)
Percentage rated investment grade	89%		50%

Equity Securities
Fair value of securities	$853		$75
Cost of securities	$640		$82
Gross unrealized gain (loss)	$213	(*)	$(7)
Fair value as % of cost	133%		91%
Number of security positions	201		32
Number individually exceeding $2 million gain or loss	21		1

(*)	Includes $76 million on AFG’s investment in Verisk Analytics, Inc.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2012, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	1%
After one year through five years	25	15
After five years through ten years	31	11
After ten years	11	11
	71	38
Mortgage-backed securities (average life of approximately four years)	29	62
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at September 30, 2012
Securities with unrealized gains:
Exceeding $500,000 (1,206 securities)	$13,228	$1,605	114%
$500,000 or less (3,134 securities)	8,949	468	106
	$22,177	$2,073	110%
Securities with unrealized losses:
Exceeding $500,000 (44 securities)	$247	$(47)	84%
$500,000 or less (378 securities)	1,027	(40)	96
	$1,274	$(87)	94%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position.

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at September 30, 2012
Investment grade fixed maturities with losses for:
Less than one year (91 securities)	$406	$(6)	99%
One year or longer (74 securities)	228	(13)	95
	$634	$(19)	97%
Non-investment grade fixed maturities with losses for:
Less than one year (82 securities)	$249	$(9)	97%
One year or longer (175 securities)	391	(59)	87
	$640	$(68)	90%
Common equity securities with losses for:
Less than one year (16 securities)	$50	$(5)	91%
One year or longer (3 securities)	—	—	—
	$50	$(5)	91%
Perpetual preferred equity securities with losses for:
Less than one year (7 securities)	$—	$—	—%
One year or longer (6 securities)	25	(2)	93
	$25	$(2)	93%

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

Based on its analysis, management believes (i) AFG will recover its cost basis in the securities with unrealized losses and (ii) that AFG has the ability and intent to hold the securities until they recover in value and had no intent to sell them at September 30, 2012. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of reserves in its insurance operations and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2011 Form 10-K. AFG conducts comprehensive studies of its asbestos and environmental reserves with the aid of outside actuarial and engineering firms and specialty outside counsel every two years with an in-depth internal review during the intervening years. See “Results of Operations” — “Special Asbestos and Environmental Reserve Charges” below and Management’s Discussion and Analysis — “Results of Operations” — “Asbestos and Environmental Reserve Charges” in AFG’s 2011 Form 10-K.

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

Through September 30, 2012, experience on AFG’s long-term care business has generally emerged consistent with the assumptions from year-end 2011. Although actual yields on investment purchases have exceeded expected yields in the first nine months of 2012, yields on future purchases could fall short of expectations if the recent declines in market yields were to persist and could result in a material charge to earnings (see below). Additionally, even though AFG’s new claims experience has been reasonably consistent with current assumptions, the small size of the long-term care block, combined with its lack of maturity can cause significant period fluctuations. Furthermore, AFG has incurred only a small portion of the claims that it will ultimately receive over the lifetime of these policies, and when combined with the block’s limited claims history, AFG’s 2012 experience may not be indicative of future trends. AFG has engaged an external actuarial consulting firm to supplement its regular internal analysis of claim experience relative to broader industry trends, and expects to complete that analysis prior to the end of 2012.

At year-end 2011, AFG’s long-term care and annuity actuarial assumptions related to future interest rates were based on a beginning 10-year U.S. Treasury rate of 2.0%, and a beginning 30-year U.S. Treasury rate of 3.0%. It was assumed that these rates would gradually increase each subsequent year. Through October 31, 2012, these rates have decreased by approximately 0.3% and 0.1%, respectively. In addition, corporate credit spreads have narrowed during the year. Even though AFG has been able to maintain adequate investment yields to date, if this low interest rate environment persists, and if it is forecasted to remain lower in the future than previously expected, AFG would likely lower its reinvestment rate assumptions (including its ultimate reinvestment rate), resulting in a material charge to earnings.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
September 30, 2012
Assets:
Cash and investments	$28,277	$—	$(240)	(a)	$28,037
Assets of managed investment entities	—	3,102	—		3,102
Other assets	8,494	—	—		8,494
Total assets	$36,771	$3,102	$(240)		$39,633
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$9,098	$—	$—		$9,098
Annuity, life, accident and health benefits and reserves	18,944	—	—		18,944
Liabilities of managed investment entities	—	2,953	(200)	(a)	2,753
Long-term debt and other liabilities	3,874	—	—		3,874
Total liabilities	31,916	2,953	(200)		34,669
Shareholders’ equity:
Common Stock and Capital surplus	1,162	40	(40)		1,162
Retained earnings:
Appropriated — managed investment entities	—	109	—		109
Unappropriated	2,577	—	—		2,577
Accumulated other comprehensive income	931	—	—		931
Total shareholders’ equity	4,670	149	(40)		4,779
Noncontrolling interests	185	—	—		185
Total equity	4,855	149	(40)		4,964
Total liabilities and equity	$36,771	$3,102	$(240)		$39,633

December 31, 2011
Assets:
Cash and investments	$25,675	$—	$(98)	(a)	$25,577
Assets of managed investment entities	—	3,058	—		3,058
Other assets	7,203	—	—		7,203
Total assets	$32,878	$3,058	$(98)		$35,838
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$8,004	$—	$—		$8,004
Annuity, life, accident and health benefits and reserves	17,147	—	—		17,147
Liabilities of managed investment entities	—	2,885	(98)	(a)	2,787
Long-term debt and other liabilities	3,343	—	—		3,343
Total liabilities	28,494	2,885	(98)		31,281
Shareholders’ equity:
Common Stock and Capital surplus	1,219	—	—		1,219
Retained earnings:
Appropriated — managed investment entities	—	173	—		173
Unappropriated	2,439	—	—		2,439
Accumulated other comprehensive income	580	—	—		580
Total shareholders’ equity	4,238	173	—		4,411
Noncontrolling interests	146	—	—		146
Total equity	4,384	173	—		4,557
Total liabilities and equity	$32,878	$3,058	$(98)		$35,838

(a)	Elimination of the fair value of AFG’s investment in CLOs.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Nine months ended September 30, 2012
Revenues:
Insurance premiums	$2,381	$—	$—		$2,381
Investment income	1,002	—	(21)	(b)	981
Realized gains (losses) on securities	145	—	—		145
Realized gains (losses) on subsidiaries	155	—	—		155
Income (loss) of managed investment entities:
Investment income	—	92	—		92
Loss on change in fair value of assets/liabilities	—	(72)	9	(b)	(63)
Other income	149	—	(14)	(c)	135
Total revenues	3,832	20	(26)		3,826
Costs and Expenses:
Insurance benefits and expenses	2,817	—	—		2,817
Expenses of managed investment entities	—	84	(26)	(b)(c)	58
Interest on borrowed money and other expenses	384	—	—		384
Total costs and expenses	3,201	84	(26)		3,259
Operating earnings before income taxes	631	(64)	—		567
Provision for income taxes	184	—	—		184
Net earnings, including noncontrolling interests	447	(64)	—		383
Less: Net earnings (loss) attributable to noncontrolling interests	9	—	(64)	(d)	(55)
Net Earnings Attributable to Shareholders	$438	$(64)	$64		$438

Nine months ended September 30, 2011
Revenues:
Insurance premiums	$2,367	$—	$—		$2,367
Investment income	921	—	(5)	(b)	916
Realized gains (losses) on securities	27	—	—		27
Realized gains (losses) on subsidiaries	(3)	—	—		(3)
Income (loss) of managed investment entities:
Investment income	—	78	—		78
Loss on change in fair value of assets/liabilities	—	(51)	(3)	(b)	(54)
Other income	149	—	(13)	(c)	136
Total revenues	3,461	27	(21)		3,467
Costs and Expenses:
Insurance benefits and expenses	2,754	—	—		2,754
Expenses of managed investment entities	—	74	(21)	(b)(c)	53
Interest on borrowed money and other expenses	342	—	—		342
Total costs and expenses	3,096	74	(21)		3,149
Operating earnings before income taxes	365	(47)	—		318
Provision for income taxes	126	—	—		126
Net earnings, including noncontrolling interests	239	(47)	—		192
Less: Net earnings (loss) attributable to noncontrolling interests	6	—	(47)	(d)	(41)
Net Earnings Attributable to Shareholders	$233	$(47)	$47		$233

(a)
Includes $21 million and $5 million for the first nine months of 2012 and 2011, respectively, in investment income representing the change in fair value of AFG’s CLO investments plus $14 million and $13 million in 2012 and 2011, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $12 million and $8 million in the first nine months of 2012 and 2011, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS

General   Results of operations as shown in the accompanying financial statements are prepared in accordance with GAAP.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Core net operating earnings	$78	$92	$253	$257
Gain on sale of subsidiary (*)	101	—	101	—
Realized gains (losses) (*)	55	5	92	14
AFG tax case resolution	28	—	28	—
Special A&E charges (*)	(21)	—	(21)	(38)
Other (*)	(15)	—	(15)	—
Net earnings attributable to shareholders	$226	$97	$438	$233
Diluted per share amounts:
Core net operating earnings	$0.82	$.91	$2.59	$2.47
Gain on sale of subsidiary	1.07	—	1.04	—
Realized gains (losses)	.59	.04	.95	.13
AFG tax case resolution	.30	—	.29	—
Special A&E charges	(.23)	—	(.22)	(.37)
Other	(.16)	—	(.15)	—
Net earnings attributable to shareholders	$2.39	$.95	$4.50	$2.23

(*)    The tax effects of reconciling items are shown below (in millions):

Gain on sale of subsidiary	$(54)	$—	$(54)	$—
Realized gains (losses)	(31)	(3)	(52)	(10)
Special A&E charges	12	—	12	21
Other	8	—	8	—
In addition, realized gains (losses) are shown net of noncontrolling interests of ($1 million) in the first nine months of 2012.

Net earnings attributable to shareholders increased in the third quarter and first nine months of 2012 compared to the same periods in 2011 due primarily to a $101 million after tax gain on the sale of AFG’s Medicare supplement and critical illness operations, higher realized gains on securities and the results of AFG’s tax case resolution. Net earnings attributable to shareholders were also impacted by special A&E charges in the third quarter of 2012 and the second quarter of 2011. Core net operating earnings decreased in the third quarter and first nine months of 2012 compared to the same periods in 2011. Higher earnings in the annuity and supplemental insurance operations were more than offset by lower underwriting profits and lower investment income in the Specialty property and casualty insurance operations.

Property and Casualty Insurance — Underwriting   AFG reports its Specialty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.
Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company’s performance. See Note C — “Segments of Operations” for detail of AFG’s operating profit by significant business segment.
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

 Premiums, combined ratios and prior year development for AFG’s property and casualty insurance operations were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Gross Written Premiums
Property and transportation	$981	$1,104	$1,840	$1,918
Specialty casualty	376	325	1,100	967
Specialty financial	152	146	415	391
Other	—	—	1	1
	$1,509	$1,575	$3,356	$3,277
Net Written Premiums
Property and transportation	$539	$575	$1,158	$1,175
Specialty casualty	243	220	734	645
Specialty financial	108	103	303	297
Other	18	17	52	51
	$908	$915	$2,247	$2,168
Combined Ratios
Property and transportation	99.8%	99.0%	96.8%	96.3%
Specialty casualty	96.7	90.9	93.5	94.2
Specialty financial	98.8	75.8	90.6	83.5
Total Specialty	98.2	93.0	94.4	93.0
Aggregate (including discontinued lines)	101.9%	93.0%	96.3%	95.5%

Favorable (Unfavorable) Prior Year Development
Property and transportation	$2	$(3)	$14	$23
Specialty casualty	(3)	23	25	50
Specialty financial	5	9	16	9
Other specialty	5	5	7	10
	9	34	62	92
Other (primarily asbestos and environmental charges)	(31)	—	(39)	(50)
Aggregate (including discontinued lines)	$(22)	$34	$23	$42
Gross and net written premiums decreased in the third quarter of 2012 compared to the same 2011 period due primarily to lower premiums in the crop insurance operations, which were offset by increases in most of the other businesses. Gross and net written premiums increased in the first nine months of 2012 compared to the same 2011 period due primarily to higher premiums in the Specialty casualty group. Overall average renewal rates increased approximately 3% during the third quarter and first nine months of 2012 when compared to the same 2011 periods.
The Specialty insurance operations generated an underwriting profit of $16 million in the 2012 third quarter compared to $58 million in the third quarter of 2011. The $42 million decline in 2012 was due primarily to losses of $12 million in the crop insurance business and approximately $25 million lower favorable reserve development in several of the Specialty casualty businesses. Losses from catastrophes totaled $5 million in the third quarter of 2012, compared to $13 million in the 2011 third quarter. Underwriting profit for the Specialty insurance operations was $116 million for the first nine months of 2012 compared to $142 million in the comparable 2011 period. These results include $20 million of catastrophe losses in the first nine months of 2012 compared to $44 million in the comparable 2011 period.

Property and transportation   Gross and net written premiums for the third quarter and first nine months of 2012 were lower than the comparable 2011 periods primarily as a result of lower crop commodity prices, partially offset by increased premiums in transportation, property and inland marine and ocean marine businesses. The Property and transportation group reported a

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

small underwriting profit in the third quarter of 2012, compared to an underwriting profit of $5 million in the third quarter of 2011. Crop losses resulting from the effects of the Midwest drought more than offset improved profitability in other businesses in this group. The $12 million in crop losses recorded in the third quarter represent the full extent of losses estimated for the year, as any additional losses are expected to be within the scope of AFG’s stop loss reinsurance agreement. Underwriting profit in the first nine months of 2012 decreased approximately $5 million from the comparable 2011 period. Average renewal rates were up approximately 4% for the third quarter and 3% for the year to date in this group.
Specialty casualty   Gross and net written premiums for the third quarter and first nine months of 2012 were higher than the 2011 periods as a result of higher premiums in the workers’ compensation, excess and surplus and targeted market operations. Increased business opportunities arising from larger exposures and general market hardening have contributed to the increased premiums in this group. This group reported an underwriting profit of $8 million in the third quarter of 2012, compared to $20 million in the third quarter of 2011. Improved profitability in the social services and excess and surplus operations was more than offset by lower favorable reserve development in the general liability, workers’ compensation and run-off casualty businesses. Underwriting profits for the first nine months of 2012 were $7 million higher than the comparable 2011 period, due primarily to higher favorable reserve development in the general liability lines and improved profitability in the international businesses, which offset lower profitability in the excess and surplus and executive liability operations. Average renewal rates were up approximately 5% for the third quarter and 4% for the first nine months of 2012 in this group.
Specialty financial   Gross and net written premiums for the third quarter of 2012 were higher than the comparable 2011 period as a result of increased premiums in the financial institutions business. Gross and net written premiums for the first nine months of 2012 were up when compared to the 2011 period. Higher gross written premiums resulted primarily from a service contract business initiated in the second quarter of 2011. All of these premiums were ceded under a reinsurance agreement. This group reported an underwriting profit of $1 million in the third quarter of 2012 compared to $24 million in the third quarter of 2011. Underwriting profit was $28 million and $52 million for the first nine months of 2012 and 2011, respectively. Losses from a run-off book of automotive-related business, as well as lower favorable reserve development during the third quarter were the primary drivers of these results. Average renewal rates in this group were up approximately 1% for the third quarter and first nine months of 2012.
Special Asbestos and Environmental Reserve Charges   During the third quarter of 2012, AFG completed the previously announced in-depth internal review of its A&E exposures relating to the run-off operations of its property and casualty group and its exposures related to former railroad and manufacturing operations and sites.

As a result of the 2012 internal review, AFG recorded a pretax $31 million special charge (net of reinsurance) to increase the property and casualty group’s asbestos reserves by $19 million and its environmental reserves by $12 million. The charge relates primarily to an increase in environmental investigative costs and related loss adjustment expenses in certain environmental and asbestos files. There were no newly identified issues that management believes would significantly impact the overall adequacy of AFG’s A&E reserves.
In addition to the property and casualty group, the 2012 internal review encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. As a result of the internal review, AFG recorded a pretax $2 million special charge (included in other expenses).
A comprehensive study of AFG’s A&E reserves was completed in the second quarter of 2011 with the aid of outside actuarial and engineering firms and specialty outside counsel. As a result of the study, AFG recorded a $59 million special charge to increase its property and casualty group’s A&E reserves by $50 million and the reserves of its former railroad and manufacturing operations by $9 million. See Management’s Discussion and Analysis — “Uncertainties”— “Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2011 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

Annuity and Supplemental Insurance Operations   Total annuity and supplemental insurance operating earnings before income taxes is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Medicare supplement and critical illness (*)	$10	$11	$28	$21
Annuities and other	71	36	196	136
Annuity and supplemental operating earnings before income taxes	$81	$47	$224	$157

(*)   Sold in August 2012

Operating earnings before income taxes for the annuity and supplemental insurance segment increased $34 million (72%) in the third quarter and $67 million (43%) for the first nine months of 2012 compared to the 2011 periods, due primarily to AFG’s ability to maintain spreads on a larger base of invested assets in the fixed annuity operations. Higher profitability in the third quarter of 2012 as compared to the 2011 quarter also reflects a $7 million increase in earnings resulting from the favorable impact of strong stock market performance (the S&P 500 index increased 6% in the 2012 quarter) on AFG’s market sensitive annuity business. For the nine month period, strong stock market performance (the S&P 500 index increased 15% in the first nine months of 2012) was offset by the impact of lower interest rates on the derivatives associated with AFG’s fixed-indexed annuity business. Earnings in the annuity business also reflect an increase in earnings attributable to this segment’s investment in the CLOs of $8 million in the third quarter and $10 million in the first nine months of 2012 compared to the 2011 periods, resulting from particularly strong performance in the financial markets. See Note H — “Managed Investment Entities.”

Statutory Annuity Premiums   The following table summarizes AFG’s annuity sales (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Individual Single Premium Annuities - Indexed	$417	$495	$1,357	$1,206
Individual Single Premium Annuities - Fixed	42	74	118	196
Bank Single Premium Annuities - Indexed	72	84	232	163
Bank Single Premium Annuities - Fixed	127	160	501	657
403(b) Fixed and Indexed Annuities	51	60	177	194
Variable Annuities	14	17	46	52
Total Annuity Premiums	$723	$890	$2,431	$2,468
Bank annuities represent annuity premiums generated through banks by independent agents and brokers, as well as through direct relationships with certain financial institutions.
The decrease in annuity premiums for the third quarter of 2012 compared to the same period in 2011 is attributable to actions taken by AFG as a result of the low interest rate environment to lower crediting rates and agent commissions on several of the annuity products, which resulted in a slowdown in sales.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

Life, Accident and Health Premiums and Benefits   The following table summarizes AFG’s life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Premiums
Supplemental insurance operations
Long-term care (in run-off)	$20	$20	$59	$61
Medicare supplement	40	64	161	189
Critical illness and other	14	16	53	55
Life operations (in run-off)	6	7	17	19
	$80	$107	$290	$324
Benefits
Supplemental insurance operations
Long-term care (in run-off)	$23	$22	$66	$63
Medicare supplement	26	43	109	137
Critical illness and other	10	16	39	45
Life operations (in run-off)	9	9	30	30
	$68	$90	$244	$275

Medicare supplement and critical illness premium amounts include only premiums received prior to August 31, 2012, the effective date of the sale of these businesses. See Note B — “Acquisitions and Sales of Subsidiaries.”

Investment Income   In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The $17 million and $65 million increases in investment income for the third quarter and first nine months of 2012 compared to the same periods in 2011 reflect higher average invested assets, primarily related to growth in the annuity business.

Realized Gains (Losses) on Securities   Net realized gains (losses) on securities consisted of the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Realized gains (losses) before impairments:
Disposals	$96	$30	$169	$93
Change in the fair value of derivatives	1	(12)	1	(23)
Adjustments to annuity deferred policy acquisition costs and related items	(4)	—	(6)	(2)
	93	18	164	68
Impairment charges:
Securities	(10)	(14)	(24)	(55)
Adjustments to annuity deferred policy acquisition costs and related items	2	4	5	14
	(8)	(10)	(19)	(41)
	$85	$8	$145	$27

Realized gains on disposals include gains on sales of shares of Verisk Analytics, Inc. of $20 million and $66 million in the third quarter and first nine months of 2012, respectively, and $3 million and $36 million in the third quarter and first nine months of 2011, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis
of Financial Condition and Results of Operations — Continued

The change in fair value of derivatives includes net gains of $1 million in the third quarter and net gains of $4 million in the first nine months of 2012 and net gains of $3 million in the third quarter and net losses of less than $1 million in the first nine months of 2011 from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note F — “Derivatives.”

Realized Gain on Subsidiaries   In August 2012, AFG recorded a pretax gain of approximately $155 million on the sale of its Medicare supplement and critical illness businesses. See Note B — “Acquisitions and Sales of Subsidiaries.”

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

Annuity benefits decreased $2 million in the third quarter of 2012 compared to the third quarter of 2011 as the impact of growth in the annuity business was offset by the favorable impact of strong stock market performance on AFG’s market sensitive annuity business. For the nine month period, stock market performance was offset by the impact of lower interest rates on the derivatives associated with AFG’s fixed-indexed annuity business.

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

Other Operating and General Expenses   The $32 million (37%) increase in other operating and general expenses for the third quarter of 2012 compared to the same 2011 period reflects the impact of a $2 million special charge to increase liabilities related to A&E exposures of AFG’s former railroad and manufacturing operations, an $8 million loss on the retirement of debt, and a $15 million adverse judgment in a long-standing labor contract dispute related to AFG’s former railroad operations, the likelihood of which was previously considered to be remote.

Income Taxes   Income tax expense for the third quarter and first nine months of 2012 includes a $28 million benefit related to the favorable resolution of certain tax litigation. See Note L — “Income Taxes.”

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure of Market Risk
As of September 30, 2012, there were no material changes to the information provided in Item 7A — “Quantitative and Qualitative Disclosure of Market Risk” of AFG’s 2011 Form 10-K.
ITEM 4
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2012 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first nine months of 2012 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Quarter	1,473,789	$37.91	1,473,789	6,953,252
Second Quarter	2,511,681	$38.55	2,511,681	4,441,571
July	1,122,751	$37.48	1,122,751	3,318,820
August	1,953,022	$37.39	1,953,022	6,365,798
September	1,227,533	$38.16	1,227,533	5,138,265

(a)
Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in August 2011, February 2012 and August 2012. AFG’s Board of Directors authorized the repurchase of five million additional shares in February 2012 and another five million shares in August 2012.

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of the Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of the Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

November 8, 2012	BY:	s/ Keith A. Jensen
Keith A. Jensen
Senior Vice President
(principal financial and accounting officer)