Form 10-K
period 2012-12-31
AMERICAN FINANCIAL GROUP INC
filed 2013-02-28
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012	Commission File No. 1-13653
AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
301 East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange and Nasdaq Global Select Market
6-3/8% Senior Notes due June 12, 2042	New York Stock Exchange
5-3/4% Senior Notes due August 25, 2042	New York Stock Exchange
7% Senior Notes due September 30, 2050	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Other securities for which reports are submitted pursuant to Section 15(d) of the Act: 9-7/8% Senior Notes due June 15, 2019
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
          Large Accelerated Filer  ☑ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller Reporting Company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $3.3 billion.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 89,144,834 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2013.
__________________
Documents Incorporated by Reference:
Proxy Statement for 2013 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).
______________________________________________________________________________________________________

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

•
changes in financial, political and economic conditions, including changes in interest and inflation rates, currency fluctuations and extended economic recessions or expansions in the U.S. and/or abroad;

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

•
development of insurance loss reserves and establishment of other reserves, particularly with respect to amounts associated with asbestos and environmental claims and AFG’s run-off long-term care business;

•	availability of reinsurance and ability of reinsurers to pay their obligations;

•	the unpredictability of possible future litigation if certain settlements of current litigation do not become effective;

•	trends in persistency, mortality and morbidity;

•	competitive pressures, including those in the annuity distribution channels;

•	the ability to obtain adequate rates and policy terms; and

•	changes in AFG’s credit ratings or the financial strength ratings assigned by major ratings agencies to AFG’s operating subsidiaries.
The forward-looking statements herein are made only as of the date of this report. The Company assumes no obligation to publicly update any forward-looking statements.

PART I
ITEM 1
Business

Introduction

American Financial Group, Inc. (“AFG” or the “Company”) is a holding company that, through subsidiaries, is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of fixed and fixed-indexed annuities in the individual, bank and education markets. Its address is 301 East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. SEC filings, news releases, AFG’s Code of Ethics applicable to directors, officers and employees and other information may be accessed free of charge through AFG’s Internet site at: www.AFGinc.com. (Information on AFG’s Internet site is not part of this Form 10-K.)

Property and Casualty Insurance Operations

General

AFG’s specialty property and casualty insurance operations consist of approximately 30 niche insurance businesses offering a wide range of commercial coverages. These businesses report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. These businesses are managed by experienced professionals in particular lines of business or customer groups and operate autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations employed approximately 5,100 people as of December 31, 2012.

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

While many costs included in underwriting are readily determined (commissions, administrative expenses and many of the losses on claims reported), the process of determining overall underwriting results is highly dependent upon the use of estimates in the case of losses incurred or expected but not yet reported or developed. Actuarial procedures and projections are used to obtain “point estimates” of ultimate losses. While the process is imprecise and develops amounts which are subject to change over time, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

AFG’s statutory combined ratio averaged 91.9% for the period 2010 to 2012 as compared to 104.6% for the property and casualty industry over the same period (Source: “A.M. Best’s U.S. Property/Casualty — Review & Preview” — February 2013 Edition). AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

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

The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2012	2011	2010
Gross written premiums	$4,321	$4,106	$3,589
Ceded reinsurance	(1,372)	(1,336)	(1,181)
Net written premiums	$2,949	$2,770	$2,408

Net earned premiums	$2,847	$2,759	$2,550
Loss and LAE	1,842	1,694	1,457
Special asbestos and environmental (“A&E”) charges	31	50	—
Underwriting expenses	887	835	787
Underwriting gain	$87	$180	$306

GAAP ratios:
Loss and LAE ratio	65.8%	63.2%	57.2%
Underwriting expense ratio	31.1	30.2	30.9
Combined ratio	96.9%	93.4%	88.1%

Statutory ratios:
Loss and LAE ratio	63.2%	60.4%	53.5%
Underwriting expense ratio	32.4	32.3	33.8
Combined ratio	95.6%	92.7%	87.3%

Industry statutory combined ratio (a)
All lines	106.2%	106.5%	101.0%
Commercial lines	109.0%	106.7%	102.7%

(a)	Ratios are derived from “A.M. Best’s U.S. Property/Casualty — Review & Preview” (February 2013 Edition).

As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, severe storms, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG’s insurance operations from catastrophes were $52 million in 2012, $46 million in 2011 and $49 million in 2010 and are included in the table above.

AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 3% of AFG’s shareholders’ equity.

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

Specialty Casualty
Executive and Professional Liability	Markets coverage for directors and officers of businesses and non-profit organizations; errors and omissions; and provides non-U.S. medical malpractice insurance.
Umbrella and Excess Liability	Provides liability coverage in excess of primary layers.
Excess and Surplus	Provides liability, umbrella and excess coverage for unique, volatile or hard to place risks, using rates and forms that generally do not have to be approved by state insurance regulators.
General Liability	Provides coverage for contractor-related businesses, energy development and production risks, and environmental liability risks.
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

Management believes specialization is the key element to the underwriting success of these business units. These specialty businesses are opportunistic and their premium volume will vary based on prevailing market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets that meet its profitability objectives. For example, AFG formed a new public sector alternative risk business in 2012 that provides reinsurance and excess insurance coverage in all 50 states for municipalities, schools, counties, housing authorities and other special service districts with minimum self-insured retentions of $100,000. Likewise, AFG will withdraw from markets that do not meet its profit objectives or business strategy, such as the withdrawal from certain program business in 2010 and 2011.

Premium Distribution

The following table shows the net written premiums by sub-segment for AFG’s property and casualty insurance operations for 2012 (net written premiums for 2008 are given to show changes over a four-year period) (dollars in millions):

	2012	2008
Property and transportation	$1,473	$1,292
Specialty casualty	992	1,029
Specialty financial	411	492
Other	73	73
	$2,949	$2,886

The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers in 2012 compared to 2008 is shown below. Amounts exclude business written under special arrangements on behalf of, and fully reinsured to, the purchasers of several divisions sold. Approximately 5% of AFG’s direct written premiums in 2012 were derived from non U.S.-based insurers, primarily Marketform, a United Kingdom-based Lloyd’s insurer acquired in 2008.

	2012	2008		2012	2008
California	12.6%	12.8%	Michigan	2.4%	2.3%
Illinois	7.1	7.4	Georgia	2.4	2.1
Texas	6.9	7.3	Ohio	2.3	2.4
New York	5.9	4.4	North Carolina	2.3	*
Florida	4.4	6.0	Nebraska	2.2	2.6
Kansas	3.7	3.8	Oklahoma	2.2	2.6
Iowa	3.7	2.6	New Jersey	2.1	2.2
Missouri	2.9	2.4	North Dakota	2.1	2.2
Indiana	2.6	3.0	Minnesota	2.1	*
Pennsylvania	2.6	2.4	Other	25.0	29.2
South Dakota	2.5	2.3		100.0%	100.0%

(*)    less than 2%, included in “Other”

Ratings

The following table shows independent ratings and 2012 net written premiums (in millions) of AFG’s major property and casualty insurance subsidiaries. Such ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a Standard & Poor’s (“S&P”) rating of at least “A-” is important to compete successfully in most lines of business.

	Ratings		Net Written
	AM Best	S&P	Premiums
Company
Great American Pool(*)	A	A+	$1,925
National Interstate	A	not rated	492
Marketform Lloyd’s Syndicate	A	A+	136
Republic Indemnity	A	A+	163
Mid-Continent	A+	A+	138
American Empire Surplus Lines	A+	A+	55
Other			40
			$2,949

(*)    The Great American Pool represents Great American Insurance Company (“GAI”) and 10 subsidiaries.

Reinsurance

Consistent with standard practice of most insurance companies, AFG reinsures a portion of its property and casualty business with other insurance companies and assumes a relatively small amount of business from other insurers. AFG uses reinsurance for two primary purposes: (i) to provide higher limits of coverage than it would otherwise be willing to provide (i.e. large line capacity) and (ii) to protect its business by reducing the impact of catastrophes. The availability and cost of reinsurance are subject to prevailing market conditions, which may affect the volume and profitability of business that is written. AFG is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve AFG of its liability to its insureds until claims are fully settled.

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

AFG has taken steps to limit its exposure to wind and earthquake losses by purchasing catastrophe reinsurance. In addition, AFG purchases catastrophe reinsurance for its workers’ compensation businesses. Although the cost of catastrophe reinsurance varies depending on exposure and the level of worldwide loss activity, AFG continues to obtain reinsurance coverage in adequate amounts at acceptable rates due to management’s decision to limit overall exposure to catastrophe losses through individual risk selection (including minimizing coastal and known fault-line exposures) and the Company’s limited historical catastrophe losses.

In addition to the large line capacity and catastrophe reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade or better S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from Swiss Reinsurance America Company represented 9% of AFG’s total property and casualty reinsurance recoverable (net of payables to reinsurers) at December 31, 2012 (no other reinsurers were individually greater than 5%). In addition, AFG has a reinsurance recoverable from Ohio Casualty Insurance Company of $199 million related to that company’s purchase of AFG’s commercial lines business in 1998.

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

The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions) as of January 1, 2013:

	Retention Maximum	Reinsurance Coverage(a)
Coverage
California Workers’ Compensation	$2	$148
Other Workers’ Compensation	2	48
Commercial Umbrella	4	46
Property — General	3	97
Property — Catastrophe	23	157

(a)	Reinsurance covers substantial portions of losses in excess of retention. However, in general, losses resulting from terrorism are not covered.

In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation (“FCIC”). The FCIC offers both proportional (or “quota share”) and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows

AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 15% to 25% of gross written premium with the FCIC. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit sharing provision. During 2012 and 2011, AFG reinsured 52.5% of premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. AFG expects to utilize similar levels of reinsurance in 2013, although at a modestly higher cost.

Included in the Balance Sheet caption “recoverables from reinsurers” were approximately $57 million on paid losses and LAE and $2.7 billion on unpaid losses and LAE at December 31, 2012. These amounts are net of allowances of approximately $26 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2012	2011	2010
Reinsurance ceded	$1,372	$1,336	$1,181
Reinsurance ceded, excluding crop	743	652	727
Reinsurance assumed — including involuntary pools and associations	38	45	47

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

The following table presents the development of AFG’s liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2012. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years, particularly with regard to A&E charges, settlements and reallocations as detailed below. The middle line shows a cumulative deficiency (redundancy), which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. See Note O — “Insurance — Property and Casualty Insurance Reserves” to the financial statements for an analysis of changes in AFG’s estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Liability for unpaid losses and loss adjustment expenses:
As originally estimated	$3,466	$2,901	$3,155	$3,619	$3,791	$3,868	$4,154	$3,899	$4,164	$4,282	$4,129
As re-estimated at December 31, 2012	$4,325	$3,477	$3,338	$3,359	$3,298	$3,276	$3,771	$3,663	$4,049	$4,252	N/A
Liability re-estimated:
One year later	104.4%	104.9%	106.3%	98.4%	97.4%	93.6%	95.2%	96.0%	98.3%	99.3%
Two years later	109.7%	114.0%	106.1%	98.8%	92.3%	89.7%	91.6%	94.2%	97.2%
Three years later	118.0%	114.7%	107.7%	95.2%	89.5%	85.8%	90.4%	93.9%
Four years later	118.8%	118.0%	106.0%	93.6%	87.0%	84.5%	90.8%
Five years later	122.1%	118.5%	105.5%	92.1%	86.5%	84.7%
Six years later	123.0%	118.8%	104.4%	92.1%	87.0%
Seven years later	123.6%	117.9%	104.9%	92.8%
Eight years later	123.1%	118.7%	105.8%
Nine years later	123.7%	119.9%
Ten years later	124.8%
Cumulative deficiency (redundancy) (a)	24.8%	19.9%	5.8%	(7.2)%	(13.0)%	(15.3)%	(9.2)%	(6.1)%	(2.8)%	(0.7)%	N/A
Cumulative paid as of:
One year later	42.2%	27.3%	25.4%	23.5%	22.3%	21.0%	24.0%	21.3%	23.3%	27.7%
Two years later	60.9%	46.4%	40.8%	37.5%	34.8%	32.9%	37.2%	35.9%	38.6%
Three years later	72.7%	58.8%	52.4%	46.9%	43.6%	41.6%	47.0%	47.1%
Four years later	80.3%	68.5%	60.1%	53.6%	49.9%	47.5%	54.5%
Five years later	86.2%	75.2%	65.6%	58.7%	54.2%	52.6%
Six years later	90.7%	80.1%	70.5%	62.1%	58.0%
Seven years later	94.2%	84.4%	73.8%	65.3%
Eight years later	96.9%	87.4%	77.1%
Nine years later	99.1%	90.8%
Ten years later	101.6%
(a) Cumulative deficiency (redundancy):
Special A&E charges, settlements and reallocations	9.1%	10.9%	10.0%	3.7%	3.6%	2.4%	2.0%	2.0%	1.9%	0.7%
Other	15.7%	9.0%	(4.2)%	(10.9)%	(16.6)%	(17.7)%	(11.2)%	(8.1)%	(4.7)%	(1.4)%
Total	24.8%	19.9%	5.8%	(7.2)%	(13.0)%	(15.3)%	(9.2)%	(6.1)%	(2.8)%	(0.7)%	N/A

The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
As originally estimated:
Net liability shown above	$3,466	$2,901	$3,155	$3,619	$3,791	$3,868	$4,154	$3,899	$4,164	$4,282	$4,129
Add reinsurance recoverables	1,804	2,059	2,234	2,243	2,309	2,300	2,610	2,513	2,249	2,238	2,716
Gross liability	$5,270	$4,960	$5,389	$5,862	$6,100	$6,168	$6,764	$6,412	$6,413	$6,520	$6,845
As re-estimated at December 31, 2012:
Net liability shown above	$4,325	$3,477	$3,338	$3,359	$3,298	$3,276	$3,771	$3,663	$4,049	$4,252
Add reinsurance recoverables	2,639	2,763	2,562	2,339	2,157	1,952	2,326	2,026	2,062	2,126
Gross liability	$6,964	$6,240	$5,900	$5,698	$5,455	$5,228	$6,097	$5,689	$6,111	$6,378	N/A
Gross cumulative Deficiency (redundancy) (a)	32.1%	25.8%	9.5%	(2.8)%	(10.6)%	(15.2)%	(9.9)%	(11.3)%	(4.7)%	(2.2)%	N/A

(a) Gross cumulative deficiency (redundancy):
Special A&E charges, settlements and reallocations	6.6%	7.1%	6.6%	2.5%	2.4%	1.5%	1.0%	1.1%	1.1%	0.3%
Other	25.5%	18.7%	2.9%	(5.3)%	(13.0)%	(16.7)%	(10.9)%	(12.4)%	(5.8)%	(2.5)%
Total	32.1%	25.8%	9.5%	(2.8)%	(10.6)%	(15.2)%	(9.9)%	(11.3)%	(4.7)%	(2.2)%	N/A

In evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFG’s $31 million special A&E charge related to losses recorded in 2012, but incurred before 2002, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

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

The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2012 are as follows (in millions):

Liability reported on a SAP basis, net of $145 million of retroactive reinsurance	$3,564
Reinsurance recoverables, net of allowance	2,716
Other, including reserves of foreign insurers	565
Liability reported on a GAAP basis	$6,845

Asbestos and Environmental (“A&E”) Reserves   AFG’s property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written more than twenty-five years ago. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Item 7 — “Management’s Discussion and Analysis” — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Note M — “Contingencies” to the financial statements.

Management has conducted comprehensive studies of its asbestos and environmental reserves with the aid of outside actuarial and engineering firms and specialty outside counsel every two years with an in-depth internal review during the intervening years. Charges resulting from these studies and reviews are included in “Incurred losses and LAE” in the table below. As a result of the in-depth internal review in 2012, AFG recorded a $31 million special charge (net of reinsurance) to increase the property and casualty group’s A&E reserves. The charge relates primarily to an increase in environmental investigative costs and related loss adjustment expenses. There were no newly identified issues that management believes would significantly impact the overall adequacy of AFG’s A&E reserves. In addition to the third quarter special charge, AFG increased A&E reserves for two individual claims by an aggregate of $12 million in 2012 due to fact specific developments and refined estimates of exposure. The 2011 comprehensive study relied on a ground-up exposure analysis and considered products and non-products exposures, paid claims history, the pattern of new claims, settlements and projected development. As a result of the study, AFG recorded a $50 million special charge (net of reinsurance) in the second quarter of 2011 to increase the property and casualty group’s A&E reserves. The in-depth internal review in 2010 resulted in only minor adjustments to A&E reserves. For a discussion of the A&E reserve strengthening, see “Management’s Discussion and Analysis” — “Results of Operations — Asbestos and Environmental Reserve Charges.”

The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2012	2011	2010
Reserves at beginning of year	$362	$342	$378
Incurred losses and LAE	43	50	8
Paid losses and LAE	(32)	(30)	(44)
Reserves at end of year, net of reinsurance recoverable	373	362	342
Reinsurance recoverable, net of allowance	98	92	74
Gross reserves at end of year	$471	$454	$416

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

Annuity Operations

General

AFG’s annuity operations are engaged primarily in the sale of fixed and fixed-indexed annuities in the individual, bank and education markets through independent producers and also sell annuities through direct relationships with banks. The annuity operations employed approximately 500 people at December 31, 2012. Following is certain information concerning AFG’s primary annuity subsidiaries (dollars in millions).

	2012
	Statutory	Annuity
	Annuity	Policies	Ratings
Company	Premiums	In Force	AM Best	S&P
Great American Life Insurance Company	$2,716	304,000	A	A+
Annuity Investors Life Insurance Company	268	133,000	A	A+

AFG believes that the ratings assigned by independent insurance rating agencies are an important competitive factor because agents, potential policyholders, banks, and school districts often use a company’s rating as an initial screening device in considering annuity products. AFG believes that a rating in the “A” category by A.M. Best is necessary to successfully market tax-deferred annuities to public education employees and other non-profit groups and a rating in the “A” category by at least one rating agency is necessary to successfully compete in other annuity markets. AFG believes that these entities can successfully compete in these markets with their respective ratings.

Statutory premiums of AFG’s annuity operations the last three years were as follows (in millions):

	Premiums
	2012	2011	2010
Individual single premium annuities — indexed	$1,662	$1,549	$735
Individual single premium annuities — fixed	153	239	430
Bank single premium annuities — indexed	291	216	—
Bank single premium annuities — fixed	587	755	737
Education market — 403(b) fixed and indexed annuities	237	257	305
Variable annuities	61	70	73
Total annuity premiums	$2,991	$3,086	$2,280

Annuities are long-term retirement saving instruments that benefit from income accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest or earnings on the policy and pays out a benefit upon death, surrender or annuitization. Single premium annuities are generally issued in exchange for a one-time lump-sum premium payment. Certain annuities, primarily in the education market, have premium payments that are flexible in both amount and timing as determined by the policyholder and are generally made through payroll deductions.

Annuity contracts are generally classified as either fixed rate (including fixed-indexed) or variable. With a traditional fixed rate annuity, AFG seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits. AFG accomplishes this by: (i) offering crediting rates that it has the option to change after any initial guarantee period (subject to minimum interest rate and other contractual guarantees); (ii) designing annuity products that encourage persistency; and (iii) maintaining an appropriate matching of assets and liabilities.

A fixed-indexed annuity provides policyholders with the opportunity to receive a crediting rate tied, in part, to the performance of an existing market index (generally the S&P 500) while protecting against the related downside risk through a guarantee of principal (excluding surrender charges, market value adjustments, and certain benefit charges). AFG purchases call options designed to substantially offset the effect of the index participation in the liabilities associated with fixed-indexed annuities.

As an ancillary product in its education market, AFG offers a small amount of variable annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured. Premiums directed to the underlying investment options maintained in separate accounts are invested in funds managed by various independent investment managers. AFG earns a fee on amounts deposited into separate accounts. Subject to contractual provisions, policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case AFG earns a spread on amounts deposited.

Marketing

AFG sells its individual single premium annuities, excluding bank production (discussed below), primarily through a network of approximately 70 national marketing organizations (“NMOs”) and managing general agents (“MGAs”) who, in turn, direct over 1,400 actively producing agents.

AFG also sells single premium annuities in banks through direct relationships with certain financial institutions, as well as through independent agents and brokers. Premiums generated through AFG’s direct relationship with PNC Bank and through Regions Bank and BB&T by independent brokers were the largest individual sources of annuity premiums in 2012 and accounted for approximately 9%, 8% and 6%, respectively, of AFG’s overall annuity premiums in 2012.

In the education market, schools may allow employees to save for retirement through contributions made on a before-tax basis. Federal income taxes are not payable on pretax contributions or earnings until amounts are withdrawn. In 2011, AFG began selling its education market annuities directly through writing agents rather than through NMOs and MGAs as it had historically done. AFG believes that, by eliminating the costs associated with NMOs and MGAs in this market segment, it will be able to offer higher crediting rates to policyholders and higher commissions to writing agents while still reducing its overall costs.

AFG is licensed to sell its fixed annuity products in all states except New York; it is licensed to sell its variable products in all states except New York and Vermont. In 2012, the only states that accounted for 5% or more of AFG’s annuity premiums were Florida (10%), California (9%), Ohio (6%), Pennsylvania (6%), Michigan (5%) and Texas (5%). At December 31, 2012, AFG had approximately 460,000 annuity policies in force.

Competition

AFG’s annuity businesses operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders and agents; (v) product design (including interest rates credited, bonus features and index participation); (vi) commissions; and (vii) number of school districts in which a company has approval to sell. Since most policies are marketed and distributed through independent agents, the insurance companies must also compete for agents.

No single insurer dominates the markets in which AFG’s annuity businesses compete. See Item 1A — “Risk Factors.” Competitors include (i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions. In a broader sense, AFG’s annuity businesses compete for retirement savings with a variety of financial institutions offering a full range of financial services. In the bank annuity market, AFG’s annuities compete directly against competitors’ bank annuities, certificates of deposit and other investment alternatives at the point of sale. In addition, over the last few years, several offshore and/or hedge fund companies have made significant acquisitions of annuity businesses, resulting in annuity groups that are larger in size than AFG’s annuity business and that are likely to become more aggressive in marketing their products.

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

Run-off Long-term Care and Life Operations

The vast majority of AFG’s investment in its run-off long-term care and life operations (including 100% of its long-term care business) is in the following subsidiaries:

Company	Products
United Teacher Associates Insurance Company	Long-term care, life, annuities
Continental General Insurance Company	Long-term care, life, annuities
Manhattan National Life Insurance Company	Life

The combined GAAP equity (excluding net unrealized gains on marketable securities) of these three companies was $187 million at December 31, 2012. Approximately 60% of this equity was associated with the run-off long-term care business and about 20% was associated with run-off life business. The remainder of this equity was associated with AFG’s ongoing annuity operations.

AFG ceased new sales of long-term care insurance in January 2010. Renewal premiums on approximately 58,000 policies will be accepted unless those policies lapse. Renewal premiums were $79 million in 2012, $81 million in 2011 and $84 million in 2010. At December 31, 2012, AFG’s long-term care insurance reserves were $755 million, net of reinsurance recoverables.

Although AFG no longer actively markets new life insurance products, it continues to service and receive renewal premiums on its in-force block of approximately 195,000 policies and $19 billion gross ($5 billion net) of life insurance in force at December 31, 2012. Renewal premiums were $34 million in 2012, $35 million in 2011 and $39 million in 2010. At December 31, 2012, AFG’s life insurance reserves were $375 million, net of reinsurance recoverables.

Medicare Supplement and Critical Illness Operations

In 2012, AFG sold its Medicare supplement and critical illness businesses, which included Loyal American Life Insurance Company and four other insurance companies, to Cigna Corporation for $326 million in cash. This business generated premiums of $200 million in 2012 (through the August sale date), $303 million in 2011 and $318 million in 2010.

Other Operations

Through subsidiaries, AFG is engaged in a variety of other operations, including commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), Whitefield, New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina), Palm Beach (Sailfish Marina and Resort), Florida City, Florida (retail commercial development) and apartments in Louisville and Pittsburgh. These operations employed approximately 500 full-time employees at December 31, 2012.

Investment Portfolio

General

A summary of AFG’s fixed maturities and equity securities is shown in Note E to the financial statements. For additional information on AFG’s investments, see Item 7 — Management’s Discussion and Analysis — “Investments.” Portfolio yields are shown below.

	2012	2011	2010
Yield on Fixed Maturities (a):
Excluding realized gains and losses	5.6%	5.7%	6.2%
Including realized gains and losses	5.8%	5.8%	6.6%

Yield on Equity Securities (a):
Excluding realized gains and losses	4.5%	4.8%	5.0%
Including realized gains and losses	25.2%	18.5%	15.8%

(a)	Based on amortized cost; excludes effects of changes in unrealized gains and losses. Realized losses include impairment charges.

The table below compares total returns, which include changes in fair value, on AFG’s fixed maturities and equity securities to comparable public indices. While there are no directly comparable indices to AFG’s portfolio, the two shown below are widely used benchmarks in the financial services industry. Both AFG’s performance and the indices include changes in unrealized gains and losses.

	2012	2011	2010
Total return on AFG’s fixed maturities	9.1%	7.7%	10.9%
Barclays Capital U.S. Universal Bond Index	5.5%	7.4%	7.2%

Total return on AFG’s equity securities	18.7%	6.9%	17.4%
Standard & Poor’s 500 Index	16.0%	2.1%	15.1%

Fixed Maturity Investments

AFG’s bond portfolio is invested primarily in taxable bonds. The following table shows AFG’s available for sale fixed maturities by Standard & Poor’s Corporation or comparable rating as of December 31, 2012 (dollars in millions).

	Amortized	Fair Value
	Cost	Amount	%
S&P or comparable rating
AAA, AA, A	$14,398	$15,705	65%
BBB	4,614	5,098	21
Total investment grade	19,012	20,803	86%
BB	763	785	4
B	525	543	2
CCC, CC, C	854	963	4
D, not rated	929	1,024	4
Total non-investment grade	3,071	3,315	14
Total	$22,083	$24,118	100%

At December 31, 2012, approximately 65% of AFG’s mortgage-backed securities (“MBS”), having a fair value of $7.1 billion, were rated investment grade (BBB or better) by major rating firms. The National Association of Insurance Commissioners (“NAIC”) has retained third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2012, 97% (based on statutory carrying value of $6.4 billion) of AFG’s MBS portfolio held by its insurance companies had an NAIC designation of 1 or 2 (the highest of the six designations).

Equity Investments

At December 31, 2012, AFG held common and perpetual preferred stocks with a fair value of $939 million, the largest of which was a $53 million common stock investment in Verisk Analytics, Inc. (“Verisk”), a provider of risk information for insurance companies. AFG recorded after-tax gains of $60 million in 2012, $49 million in 2011 and $17 million in 2010 on sales of a portion of its investment in Verisk.

Regulation

AFG’s insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2013 from its insurance subsidiaries without seeking regulatory clearance is approximately $395 million.

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

Marketform, AFG’s UK-based Lloyd’s insurer, is subject to regulation by the European Union’s executive body, the European Commission. In 2016, Marketform will likely be required to adopt new capital adequacy and risk management regulations known as Solvency II. Because Lloyds’ insurers are already operating under the proposed Solvency II guidelines, implementation is not expected to be material to AFG.

Most states have created insurance guaranty associations that assess solvent insurers to pay claims of insurance companies that become insolvent. Annual guaranty assessments for AFG’s insurance companies have not been material.

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

The highly volatile debt and equity markets, lack of liquidity, widening credit spreads and the collapse of several financial institutions during 2008 and early 2009 resulted in significant realized and unrealized losses in AFG’s investment portfolio. Although domestic economic conditions and financial markets have improved, financial markets continue to be volatile and there is continued uncertainty with regards to the global economy, particularly in Europe. See Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” — “European Debt Exposure.” At December 31, 2012, AFG’s net unrealized gain on fixed maturity investments was $2.0 billion consisting of gross gains of $2.1 billion and gross losses of $66 million. Although AFG intends to hold its investments with unrealized losses until they recover in value, its intent may change for a variety of reasons as discussed in Item 7 — “Management’s Discussion and Analysis” — “Investments.” A change in AFG’s ability or intent with regard to a security in an unrealized loss position would result in the recognition of a realized loss.

AFG’s investment performance could also be adversely impacted by the types of investments, industry groups and/or individual securities in which it invests. As of December 31, 2012, 86% of AFG’s investment portfolio was invested in fixed maturity securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. AFG’s equity securities, which represent 3% of its investment portfolio, are subject to market price volatility.

MBS represented about 30% of AFG’s fixed maturity securities at December 31, 2012. AFG’s MBS portfolio will continue to be impacted by general economic conditions, including unemployment levels, real estate values and other factors that could negatively affect the creditworthiness of borrowers. MBS in which the underlying collateral is subprime mortgages represented 3% of AFG’s total fixed maturity portfolio at December 31, 2012; MBS in which the underlying collateral is Alt-A mortgages (risk profile between prime and subprime) represented approximately 4%. See Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” — “Fixed Maturity Portfolio.”

AFG cannot predict whether, and the extent to which, industry sectors in which it maintains investments may suffer losses as a result of potential declines in commercial and economic activity, or how any such decline might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected.

Investment returns are an important part of AFG’s overall profitability. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact AFG’s profitability, financial condition or cash flows.

In addition, should economic conditions deteriorate, it could have a material adverse effect on AFG’s insureds and reinsurers. However, the impact that this would have on AFG’s business cannot be predicted.

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

AFG’s specialty insurance businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. In addition, certain foreign insurers can write business in the U.S. on a tax-advantaged basis and therefore hold a competitive advantage over AFG. AFG also competes with self-insurance plans, captive programs and risk retention groups. Peer companies and major competitors in some or all of AFG’s specialty lines include the following companies and/or their subsidiaries: ACE Ltd., American International Group Inc., Arch Capital Group Ltd., Chubb Corp., Cincinnati Financial Corp., CNA Financial Corp., Liberty Mutual, Markel Corp., Munich Re Group (American Modern Insurance), Hartford Financial Services Group, HCC Insurance Holdings, Inc., Ironshore Insurance Ltd., RLI Corp., The Travelers Companies Inc., Tokio Marine Holdings, Inc. (Philadelphia Consolidated), W.R. Berkley Corp., Wells Fargo Corp. (Rural Community Insurance), XL Group Plc, Fairfax Financial Holdings Limited (Zenith National) and Zurich Financial Services Group.

AFG’s annuity business competes with individual insurers and insurance groups, mutual funds and other financial institutions. Competitors include the following companies and/or their subsidiaries: ING Life Insurance and Annuity Company, Metropolitan Life Insurance Company, American International Group Inc., Western National Life Insurance Company, Life Insurance Company of the Southwest, Midland National Life Insurance Company, Allianz Life Insurance Company of North America, Guggenheim Life and Annuity Company, Apollo Global Management (Aviva Life and Annuity Company and Athene) and Mutual of Omaha Insurance Company. Bank annuity premiums represented approximately 30% of AFG’s annuity premiums in 2012 and have been a key driver in the growth of AFG’s annuity business since 2009. Approximately 80% of AFG’s bank annuity premiums in 2012 were generated through three large banks. Although AFG has been able to add several new banks in the last few years, the failure to replace these banks if they significantly reduce sales of AFG annuities could adversely impact AFG’s future profitability. In the bank annuity market, AFG competes directly against competitors’ bank annuities, certificates of deposit and other investment alternatives at the point of sale.

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

AFG relies on the use of reinsurance to limit the amount of risk it retains. The following amounts of gross property and casualty premiums have been ceded to other insurers: 2012 — $1.4 billion (32%), 2011 — $1.3 billion (33%) and 2010 — $1.2 billion (33%). The availability and cost of reinsurance are subject to prevailing market conditions, which are beyond AFG’s control and which may affect AFG’s level of business and profitability. Outside of its property and casualty operations, AFG also has reinsurance recoverables totaling $976 million related primarily to the reinsurance of certain benefits in its run-off long-term care and life operations and the August 2012 sale of its Medicare supplement and critical illness businesses. AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds if any reinsurer is unable to meet its obligations under agreements covering the reinsurance ceded.

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

As discussed under Item 1 — “Business” — “Property and Casualty Insurance Operations” and Item 1 — “Business” — “Annuity Operations — General,” financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales. A downgrade out of the “A” category in AFG’s insurers’ claims-paying and financial strength ratings could significantly reduce AFG’s business volumes in certain lines of business, adversely impact AFG’s ability to access the capital markets and increase AFG’s borrowing costs.

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

AFG recorded catastrophe losses of $52 million in 2012 (primarily from Superstorm Sandy), $46 million in 2011 (primarily from tornadoes) and $49 million in 2010 (primarily from hailstorms). Catastrophes (some of which are seasonal) can be caused by natural events such as hurricanes, windstorms, severe storms, tornadoes, floods, hailstorms, severe winter weather, earthquakes, explosions and fire, and by man-made events, such as terrorist attacks and riots. While not considered a catastrophe by industry standards, droughts can have a significant adverse impact on AFG’s crop insurance results and did negatively impact 2012 results. The extent of losses from a catastrophe is a function of the amount of insured exposure in the area affected by the event and the severity of the event. In addition, certain catastrophes could result in both property and non-property claims from the same event. A severe catastrophe or a series of catastrophes could result in losses exceeding AFG’s reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

Climate change and related regulation could adversely affect AFG’s property and casualty insurance operations.

While AFG does not believe that its operations are likely to be significantly impacted by existing laws and regulations regarding climate change, it is possible that future regulation in this area could result in additional compliance costs and demands on management time.

To the extent that global climate change meaningfully alters weather and tidal patterns, or sea levels, it is possible that AFG’s property and casualty insurance operations could experience an increase in claims, primarily in coastal areas and in the crop and agricultural businesses.

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

Variations from the actuarial assumptions used to establish certain assets and liabilities in AFG’s annuity business could negatively impact AFG’s reported financial results.

The earnings on AFG’s annuity products depend significantly upon the extent to which actual experience is consistent with the assumptions used in setting reserves and establishing and amortizing deferred policy acquisition costs (“DPAC”). These assumptions relate to investment yields (and spreads over fixed annuity crediting rates), mortality, surrenders, annuitizations and other withdrawals. Developing such assumptions is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. These assumptions, and therefore AFG’s results of operations, could be negatively impacted by changes in any of the factors listed above. For example, AFG recorded a $14 million pretax charge in 2012 in its annuity business due primarily to the impact of changes in assumptions related to future investment yields partially offset by the impact of changes in assumptions related to expected crediting rates and surrender, annuitization and guaranteed withdrawal election rates.

The ability to get price increases and appropriate investment yields and variations from the actuarial assumptions used in loss recognition testing in AFG’s closed block of long-term care policies may adversely affect AFG’s profitability.

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

For long-duration contracts (such as long-term care policies), loss recognition occurs when, based on current expectations as of the measurement date, the existing contract liabilities plus the present value of future premiums (including reasonably expected rate increases), are not expected to cover the present value of future claims payments, related settlement and maintenance costs, and unamortized acquisition costs. Based on loss recognition testing at December 31, 2012, AFG recorded a $153 million pretax charge in 2012 to write off deferred policy acquisition costs and strengthen reserves on its closed block of long-term care insurance, due primarily to the impact of changes in assumptions related to future investment yields resulting from the continued low interest rate environment, as well as changes in claims, expense and persistency assumptions. Adverse changes in any of the reserve assumptions in future periods could result in additional loss recognition for this business.

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

Financial markets in the U.S. and elsewhere can experience extreme volatility, which exerts downward pressure on stock prices and limits access to the equity and debt markets for certain issuers, including AFG.

In December 2012, AFG entered into a new four-year revolving credit facility under which it can borrow up to $500 million. The credit facility expires in December 2016. There is no assurance that this facility will be renewed. In addition, AFG’s access to funds through this facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under AFG’s bank credit line or any other parent company short-term borrowing arrangements during 2012.

If AFG cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition would be adversely affected.

AFG may be adversely impacted by a downgrade in the ratings of its debt securities.

AFG’s debt securities are rated by Standard & Poor’s and Moody’s independent corporate credit rating agencies. AFG’s senior indebtedness is currently rated BBB+ by Standard & Poor’s and Baa2 by Moody’s. Securities ratings are subject to revision or withdrawal at any time by the assigning rating organization. A security rating is not a recommendation to buy, sell or hold securities. An unfavorable change in either of these ratings could make it more expensive to access the capital markets and may increase the interest rate charged under AFG’s current bank credit line.

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

Carl H. Lindner III and S. Craig Lindner are each Co-Chief Executive Officers and Directors of AFG. Together, Carl H. Lindner III and S. Craig Lindner beneficially own 11.9% of AFG’s outstanding Common Stock as of February 1, 2013. As a result, certain members of the Lindner family have the ability to exercise significant influence over AFG’s management, including over matters requiring shareholder approval.

The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.

The price of AFG’s Common Stock, listed on the NYSE and Nasdaq Global Select Market, constantly changes. During 2012, AFG’s Common Stock traded at prices ranging between $36.24 and $40.54. AFG’s Common Stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include but are not limited to:

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

ITEM 2

Properties

Subsidiaries of AFG own several buildings in downtown Cincinnati. AFG and its affiliates occupy approximately 40% of the aggregate 690,000 square feet of commercial and office space in these buildings.

AFG and its insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including the Company’s home offices in Cincinnati. National Interstate occupies approximately 90% of the 177,000 square feet of office space on 17.5 acres of land that it owns in Richfield, Ohio. See Item 1—“Business”—“Other Operations” for a discussion of AFG’s other commercial real estate operations.

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

During 2007, the Bankruptcy Court confirmed the A.P. Green Plan of Reorganization which includes the injunction required by Great American’s settlement agreement. Certain parties subsequently appealed the confirmation.

On May 3, 2011, in connection with the appeal of the 2007 bankruptcy court confirmation, the Third Circuit Court of Appeals issued an opinion holding that two non-settling insurers had standing to challenge the trust established to administer silica claims which had been approved as part of the plan of bankruptcy along with the trust established to administer asbestos claims. The court also vacated the order confirming the Plan of Reorganization and remanded the Plan to the bankruptcy court for further proceedings on this limited issue. While the bankruptcy court had previously concluded that the trust to administer silica claims was a valid and legitimate trust, the Third Circuit held that a fuller evidentiary hearing is required on remand. Upon remand, the Plan of Reorganization was amended and received the Bankruptcy Court’s approval. The plan is currently before the United States District Court for final approval.

PART II
ITEM 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
AFG Common Stock is listed and traded on the New York Stock Exchange and the Nasdaq Global Select Market under the symbol AFG. The information presented in the table below represents the high and low sales prices per share reported on the NYSE Composite Tape.

	2012		2011
	High	Low	High	Low
First Quarter	$38.97	$36.24	$35.21	$32.19
Second Quarter	40.54	37.37	36.19	33.94
Third Quarter	39.64	36.28	36.05	29.45
Fourth Quarter	40.40	36.92	37.50	29.66

There were approximately 6,900 shareholders of record of AFG Common Stock at February 1, 2013. AFG declared and paid regular quarterly dividends of $.175 per share in January, April and July 2012. In July 2012, AFG increased its quarterly dividend to $.195 and declared and paid its first dividend at that rate in October 2012. In December 2012, AFG declared and paid a special, one-time cash dividend of $.25 per share of AFG Common Stock. In 2011, AFG declared and paid quarterly dividends of $.1625 per share in January, April and July and $.175 per share in October. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2012 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Quarter	1,473,789	$37.91	1,473,789	6,953,252
Second Quarter	2,511,681	$38.55	2,511,681	4,441,571
Third Quarter	4,303,306	$37.64	4,303,306	5,138,265
October	763,331	$38.29	763,331	4,374,934
November	908,118	$38.45	908,118	3,466,816
December	903,959	$39.50	903,959	2,562,857

(a)
Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in February 2011, February 2012 and August 2012. In February 2013, AFG’s Board of Directors authorized the repurchase of five million additional shares.

In addition, AFG acquired 23,685 shares of its Common Stock (at $37.42 per share) in August 2012, 2,341 shares (at $38.98 per share) in October 2012, and 9,507 shares (at an average of $40.03 per share) in December 2012 in connection with its stock incentive plans.

ITEM 6

Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).

	2012	2011	2010	2009	2008
Earnings Statement Data (a):
Total revenues	$5,062	$4,750	$4,497	$4,320	$4,293
Operating earnings before income taxes	537	558	694	818	295
Net earnings, including noncontrolling interests	402	319	426	534	186
Less: Net earnings (loss) attributable to noncontrolling interests	(86)	(23)	(56)	11	4
Net earnings attributable to shareholders	488	342	482	523	182

Earnings attributable to shareholders per Common Share:
Basic	$5.18	$3.37	$4.41	$4.52	$1.59
Diluted	5.09	3.32	4.36	4.48	1.56

Cash dividends paid per share of Common Stock (b)	$0.97	$0.6625	$0.575	$0.52	$0.50

Ratio of earnings to fixed charges including annuity benefits (c)	1.98	1.95	2.42	2.59	1.59

Balance Sheet Data (a):
Total assets	$39,171	$35,838	$32,241	$27,442	$26,126
Long-term debt	953	934	952	828	1,030
Shareholders’ equity	4,578	4,411	4,331	3,623	2,294

(a)
New accounting guidance issued by the Financial Accounting Standards Board limits the types of costs incurred in issuing or renewing insurance contracts that can be deferred. AFG adopted this guidance retrospectively on January 1, 2012. See Note A — “Accounting Policies — Accounting Standards Adopted in 2012” to the financial statements for disclosures of the impact of adopting this guidance.

(b)	Includes a special cash dividend of $0.25 per share paid in December 2012.

(c)
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

The ratio of earnings to fixed charges excluding annuity benefits was 7.16, 6.59, 9.14, 11.03 and 4.51 for 2012, 2011, 2010, 2009 and 2008, respectively. Although the ratio of earnings to fixed charges excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, some investors and lenders may not consider interest credited to annuity policyholders’ accounts a borrowing cost for an insurance company, and accordingly, believe this ratio is meaningful.

ITEM 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
General	25	Managed Investment Entities	42
Overview	25	Results of Operations	46
Critical Accounting Policies	26	General	46
Liquidity and Capital Resources	26	Income Items	47
Ratios	26	Expense Items	52
Parent and Subsidiary Liquidity	27	New Accounting Standards	53
Contractual Obligations	28
Off-Balance Sheet Arrangements	29
Investments	29
Uncertainties	33

GENERAL

Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of AFG’s financial condition and results of operations. This discussion should be read in conjunction with the financial statements beginning on page F-1.

As discussed in Note A — “Accounting Policies — Accounting Standards Adopted in 2012,” certain historical amounts presented herein have been retrospectively adjusted to reflect the adoption of new accounting guidance related to deferred policy acquisition costs (“DPAC”).

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

At December 31, 2012, AFG (parent) held approximately $323 million in cash and securities and had $500 million available under a bank line of credit expiring in December 2016.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses and in the sale of traditional fixed and fixed-indexed annuities in the individual, bank and education markets.

The property and casualty business is cyclical in nature with periods of high competition resulting in low premium rates, sometimes referred to as a “soft market” or “downcycle” followed by periods of reduced competition and higher premium rates, referred to as a “hard market” or “upcycle.” For several years, AFG’s property and casualty insurance operations have experienced soft market conditions. Renewal prices in AFG’s specialty businesses started to harden in the latter part of 2011 and continued that trend during 2012.

AFG reported net earnings attributable to AFG’s shareholders of $488 million ($5.09 per share, diluted) in 2012 compared to $342 million ($3.32 per share, diluted) in 2011. Improved results in the annuity operations, higher realized gains, including the gain on the sale of AFG’s Medicare supplement and critical illness businesses, and tax benefits related to the favorable resolution of certain tax litigation and settlement of open tax years were partially offset by lower underwriting earnings and lower investment income in the property and casualty operations and a fourth quarter charge to write off deferred policy acquisition costs and strengthen reserves in AFG’s closed block of long-term care insurance.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A to the financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements make accounting policies critical are as follows:

•	the establishment of insurance reserves, especially asbestos and environmental-related reserves and reserves for AFG’s closed block of long-term care insurance,

•	the recoverability of reinsurance,

•	the recoverability of deferred acquisition costs,

•	the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and

•	the valuation of investments, including the determination of “other-than-temporary” impairments.

See “Liquidity and Capital Resources — Uncertainties” for a discussion of insurance reserves, recoverables from reinsurers, and contingencies related to American Premier’s former operations and “Liquidity and Capital Resources — Investments” for a discussion of impairments on investments. DPAC and certain liabilities related to annuities and universal life insurance products are amortized in relation to the present value of expected gross profits on the policies. Assumptions considered in determining expected gross profits involve significant judgment and include management’s estimates of assumed interest rates and investment spreads, surrenders, annuitizations, renewal premiums and mortality. Should actual experience require management to change its assumptions (commonly referred to as “unlocking”), a charge or credit would be recorded to adjust DPAC or annuity liabilities to the levels they would have been if the new assumptions had been used from the inception date of each policy.

Reserves for future policy benefits related to AFG’s closed block of long-term care insurance are established (and related acquisition costs are amortized) over the life of the policies based on policy benefit assumptions as of the date of issuance, including investment yields, mortality, morbidity, persistency, and expenses. Once these assumptions are established for a given policy or group of policies, they are not changed over the life of the policy unless a loss recognition event (premium deficiency) occurs. Loss recognition occurs when, based on current expectations as of the measurement date, existing contract liabilities plus the present value of future premiums, including reasonably expected rate increases, are not expected to cover the present value of future claims payments and related settlement and maintenance costs as well as unamortized acquisition costs. AFG recorded a loss recognition charge in its long-term care business in the fourth quarter of 2012. As a result of this charge, all remaining unamortized acquisition costs in the long-term care business were written off and policy benefit assumptions were reset to current assumptions, resulting in an increase to the reserve for future policy benefits. These assumptions will not be changed again unless a future loss recognition event occurs. Adverse changes in any of the new policy benefit assumptions could result in a future loss recognition event and additional charges to earnings.

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions). Management intends to maintain the ratio of debt to capital at or below 25% and intends to maintain the capital of its significant insurance subsidiaries at or above levels currently indicated by rating agencies as appropriate for the current ratings.

	December 31,
	2012	2011
Long-term debt	$953	$934
Total capital	4,907	4,860
Ratio of debt to total capital:
Including debt secured by real estate	19.4%	19.2%
Excluding debt secured by real estate	18.4%	18.2%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.98 for the year ended December 31, 2012. Excluding annuity benefits, this ratio was 7.16. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

The NAIC’s model law for risk based capital (“RBC”) applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2012, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements.

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

In December 2012, AFG replaced its bank credit facility with a four-year, $500 million revolving credit line. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2012.

In August 2012, AFG issued $125 million of 5-3/4% Senior Notes due 2042 and used the proceeds to redeem the outstanding AFG 7-1/8% Senior Debentures due 2034 at par value in September 2012. In June 2012, AFG issued $230 million of 6-3/8% Senior Notes due 2042 and used the proceeds to redeem the outstanding AAG Holding Company, Inc. (a subsidiary of AFG) 7-1/2% Senior Debentures due 2033 and 7-1/4% Senior Debentures due 2034 at par value in July 2012. During 2012, AFG repurchased 10.9 million shares of its Common Stock for $415 million. In December 2012, AFG declared and paid a special, one-time cash dividend of $0.25 per share of AFG Common Stock totaling approximately $23 million.

During 2011, AFG repurchased 9.3 million shares of its Common Stock for $315 million. During 2010, AFG issued $132 million of 7% Senior Notes due 2050 and repurchased 10.3 million shares of its Common Stock for $292 million.

All debentures and notes issued by AFG are rated investment grade by two nationally recognized rating agencies. Under a currently effective shelf registration statement, AFG can offer additional equity or debt securities. The shelf registration provides AFG with flexibility to access the capital markets from time to time as market and other conditions permit.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. In the fourth quarter of 2011 the FHLB advanced GALIC $240 million (included in annuity benefits accumulated) at interest rates ranging from 0.02% to 0.03% over LIBOR (average rate of 0.23% at December 31, 2012). While these advances must be repaid within 5 to 7 years, GALIC has the option to prepay all or a portion of the advances on a monthly basis. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.

In November 2012, National Interstate Corporation (“NATL”), a 52%-owned property and casualty insurance subsidiary, replaced its $50 million bank credit facility with a five-year, $100 million unsecured credit agreement. There was $12 million borrowed under this agreement at December 31, 2012, bearing interest at a rate equal to three-month LIBOR plus 0.875% (1.186% at December 31, 2012). The maximum outstanding balance in 2012 was $51 million.

The liquidity requirements of AFG’s insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and expenses, payments of dividends and taxes to AFG and contributions of capital to their subsidiaries.

Historically, cash flows from premiums and investment income have generally provided more than sufficient funds to meet these requirements. Funds received in excess of cash requirements are generally invested in additional marketable securities. In addition, the insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments.

The excess cash flow of AFG’s property and casualty group allows it to extend the duration of its investment portfolio somewhat beyond that of its claim reserves.

In the annuity business, where profitability is largely dependent on earning a “spread” between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At December 31, 2012, the average crediting rate on AFG’s annuities was approximately 2.74%, while the average GMIR was approximately 2.23%. As of that date, AFG could reduce the average crediting rate of its $14 billion of traditional and fixed-indexed deferred annuities without guaranteed withdrawal benefits by approximately 42 basis points (on a weighted average basis).

For statutory accounting purposes, equity securities of non-affiliates are generally carried at fair value. At December 31, 2012, AFG’s insurance companies owned publicly traded equity securities with a fair value of $902 million. In addition, GAI’s investment in NATL common stock had a fair value of $294 million and a statutory carrying value of $233 million at December 31, 2012. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.

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

	Total	Within One Year	2-3 Years	4-5 Years	More than 5 Years
Annuities (a)	$17,609	$1,669	$3,459	$3,805	$8,676
Life, accident and health liabilities (a)	2,059	301	304	253	1,201
Property and casualty unpaid losses and loss adjustment expenses (b)	6,845	1,800	1,700	1,000	2,345
Long-term debt, including interest	2,203	91	156	192	1,764
Operating leases	402	54	95	68	185
Total (c)	$29,118	$3,915	$5,714	$5,318	$14,171

(a)
Reserve projections include anticipated cash benefit payments only. Projections do not include any impact for future earnings or additional premiums. Based on the same assumptions, AFG projects reinsurance recoveries related to life, accident and health reserves totaling $976 million as follows: Within 1 year — $195 million; 2-3 years — $179 million; 4-5 years — $151 million; and thereafter — $451 million. Actual payments and their timing could differ significantly from these estimates.

(b)
Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $2.7 billion as follows: Within 1 year — $700 million; 2-3 years — $700 million; 4-5 years — $400 million; and thereafter — $900 million. Actual payments and their timing could differ significantly from these estimates.

(c)	AFG’s $19 million liability for unrecognized tax benefits (including $1 million in interest) as of December 31, 2012, is not included because the period of payment cannot be reliably estimated.

AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2012.

Off-Balance Sheet Arrangements   See Note P — “Additional Information — Financial Instruments with Off-Balance-Sheet Risk” to the financial statements.

Investments   AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG’s investment portfolio at December 31, 2012, contained $24.1 billion in “Fixed maturities” classified as available for sale and $939 million in “Equity securities,” all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $321 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.

As detailed under “Net Unrealized Gain on Marketable Securities” in Note E to the financial statements, unrealized gains and losses on AFG’s fixed maturity and equity securities are included in shareholders’ equity after adjustments for related changes in DPAC and certain liabilities related to annuity, long-term care and life businesses, noncontrolling interests and deferred income taxes. DPAC and certain other balance sheet amounts applicable to annuity, long-term care and life businesses are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding increases or decreases (net of tax) included in accumulated other comprehensive income in AFG’s Balance Sheet.

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2012, the average life of AFG’s fixed maturities was about six years.

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

Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. In addition, AFG communicates directly with pricing services regarding the methods and assumptions used in pricing, including verifying, on a test basis, the inputs used by the services to value specific securities.

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31, 2012 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$24,439
Pretax impact on fair value of 100 bps increase in interest rates	$(1,124)
Pretax impact as % of total fixed maturity portfolio	(4.6)%

Approximately 86% of the fixed maturities held by AFG at December 31, 2012, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at December 31, 2012, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of both the residential and commercial MBS is approximately 4 years.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$220	$230	105%	$10	100%
Non-agency prime	2,215	2,405	109	190	46
Alt-A	824	865	105	41	28
Subprime	654	692	106	38	25
Commercial	2,596	2,931	113	335	99
Other	23	27	117	4	63
	$6,532	$7,150	109%	$618	65%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2012, 97% (based on statutory carrying value of $6.4 billion) of AFG’s MBS securities had an NAIC designation of 1 or 2.

Municipal bonds represented approximately 18% of AFG’s fixed maturity portfolio at December 31, 2012. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2012, approximately 76% of the municipal bond portfolio was held in revenue bonds, with the remaining 24% held in general obligation bonds. State general obligation securities of California, Illinois, New Jersey and New York collectively represented less than 2% of this portfolio.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2012, is shown in the following table (dollars in millions). Approximately $151 million of available for sale “Fixed maturities” and $61 million of “Equity securities” had no unrealized gains or losses at December 31, 2012.

	Securities With Unrealized Gains		Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$22,572		$1,395
Amortized cost of securities	$20,471		$1,461
Gross unrealized gain (loss)	$2,101		$(66)
Fair value as % of amortized cost	110%		95%
Number of security positions	4,263		368
Number individually exceeding $2 million gain or loss	215		1
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$672		$(54)
States and municipalities	329		(5)
Gas and electric services	179		—
Banks, savings and credit institutions	162		(1)
Percentage rated investment grade	88%		63%

Equity Securities
Fair value of securities	$758		$120
Cost of securities	$588		$129
Gross unrealized gain (loss)	$170	(*)	$(9)
Fair value as % of cost	129%		93%
Number of security positions	188		42
Number individually exceeding $2 million gain or loss	19		1

(*)	Includes $53 million on AFG’s investment in Verisk Analytics, Inc.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2012, based on their fair values. Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	1%
After one year through five years	25	15
After five years through ten years	31	20
After ten years	11	23
	71	59
Mortgage-backed securities (average life of approximately four years)	29	41
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount.

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at December 31, 2012
Securities with unrealized gains:
Exceeding $500,000 (1,206 securities)	$13,227	$1,635	114%
$500,000 or less (3,057 securities)	9,345	466	105
	$22,572	$2,101	110%
Securities with unrealized losses:
Exceeding $500,000 (33 securities)	$192	$(34)	85%
$500,000 or less (335 securities)	1,203	(32)	97
	$1,395	$(66)	95%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position.

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at December 31, 2012
Investment grade fixed maturities with losses for:
Less than one year (113 securities)	$696	$(7)	99%
One year or longer (49 securities)	189	(8)	96
	$885	$(15)	98%
Non-investment grade fixed maturities with losses for:
Less than one year (47 securities)	$156	$(4)	98%
One year or longer (159 securities)	354	(47)	88
	$510	$(51)	91%
Common equity securities with losses for:
Less than one year (26 securities)	$88	$(8)	92%
One year or longer (3 securities)	—	—	—
	$88	$(8)	92%
Perpetual preferred equity securities with losses for:
Less than one year (7 securities)	$7	$—	100%
One year or longer (6 securities)	25	(1)	96
	$32	$(1)	97%

When a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

a)	whether the unrealized loss is credit-driven or a result of changes in market interest rates,

b)	the extent to which fair value is less than cost basis,

c)	cash flow projections received from independent sources,

d)	historical operating, balance sheet and cash flow data contained in issuer SEC filings and news releases,

e)	near-term prospects for improvement in the issuer and/or its industry,

f)	third party research and communications with industry specialists,

g)	financial models and forecasts,

h)	the continuity of dividend payments, maintenance of investment grade ratings and hybrid nature of certain investments,

i)	discussions with issuer management, and

j)	ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value.

Based on its analysis of the factors listed above, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2012. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for “other-than-temporary” impairment, see Management’s Discussion and Analysis — “Results of Operations — Realized Gains (Losses) on Securities.”

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

Within each line, results of individual methods are reviewed, supplementary statistical information is analyzed, and all data from underwriting, operating and claim management are considered in deriving management’s best estimate of the ultimate liability. This estimate may be the result of one method, a weighted average of several methods, or a judgmental selection as the management team determines is appropriate.

The following table shows (in millions) the breakdown of AFG’s property and casualty reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves).

	Gross Loss Reserves at December 31, 2012
	Case	IBNR	LAE	Total Reserve
Statutory Line of Business
Other liability — occurrence	$448	$1,253	$271	$1,972
Workers’ compensation	739	364	130	1,233
Special property (fire, allied lines, inland marine, earthquake)	832	51	22	905
Other liability — claims made	200	273	67	540
Commercial auto/truck liability/medical	164	232	78	474
Commercial multi-peril	141	95	93	329
Other lines	190	376	166	732
Total Statutory Reserves	2,714	2,644	827	6,185
Adjustments for GAAP:
Reserves of foreign operations	301	301	8	610
Deferred gains on retroactive reinsurance	—	65	—	65
Loss reserve discounting	(13)	—	—	(13)
Other	(1)	(1)	—	(2)
Total Adjustments for GAAP	287	365	8	660
Total GAAP Reserves	$3,001	$3,009	$835	$6,845

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system that can eliminate the risk of actual ultimate results differing from such estimates. As shown in footnote (a) to the reserve development table (loss triangle) on page 8, the original estimates of AFG’s liability for losses and loss adjustment expenses, net of reinsurance and excluding the effect of special charges for asbestos and environmental exposures, over the past 10 years have developed through December 31, 2012, to be deficient (for two years) by as much as 15.7% and redundant (for eight years) by as much as 17.7%. This development illustrates the historical impact caused by variability in factors considered in estimating insurance reserves.

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

The estimated cumulative impact that a 1% change in cost trends would have on net earnings is shown below (in millions).

Line of business	Effect of 1% Change in Cost Trends
Other liability — occurrence	$17
Workers’ compensation	24
Other liability — claims made	9
Commercial auto/truck liability/medical	6
Commercial multi-peril	4

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2012, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.

	5-yr. Average Development (*)	Net Reserves (**) December 31, 2012	Effect on Net Earnings (**)
Other liability — occurrence	(5.0)%	$704	$35
Workers’ compensation	(.4)%	873	3
Other liability — claims made	(6.5)%	400	26
Commercial auto/truck liability/ medical	(2.0)%	343	7
Commercial multi-peril	2.3%	178	(4)
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

AFG recorded favorable reserve development of $43 million in 2012, $50 million in 2011 and $108 million in 2010 related to its other liability — occurrence coverage where both the frequency and severity of claims were lower than previously projected.

AFG recorded $28 million of favorable reserve development during 2012 on claims related to the use of Chinese drywall in residential construction in prior years. Much of the uncertainty in estimating the potential exposure and possible liabilities for such claims was clarified this year by favorable judicial decisions and the announcements of settlements of class action lawsuits making the potential liabilities better defined and more effectively anticipated.

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

Workers’ Compensation

This long-tail line of business provides coverage to employees who may be injured in the course of employment. Some of the important variables affecting estimation of loss reserves for workers’ compensation include:

•	Legislative actions and regulatory and legal interpretations

•	Future medical cost inflation

•	Economic conditions

•	Timing of claims reporting

Approximately 43% of AFG's workers compensation business is currently written in California. Over the last 10 years, there have been numerous reforms, revisions and interpretations of regulations. Reforms in 2003 and 2004 tended to reduce costs and benefits. During the economic downturn, these trends were reversed and costs began to increase, causing results to differ from expectations. In recent years, AFG has experienced an improved pricing environment leading to the expectation of improved results for this business. At this time, there is uncertainty around the impact of the recently passed California Senate Bill 863, which is intended to increase benefits to injured workers while promoting cost-saving efficiencies. Such frequent, significant changes in the operating environment make it difficult to appropriately price these insurance policies and estimate related liabilities.

AFG’s subsidiary that writes workers’ compensation business in California recorded favorable reserve development of less than $1 million in 2012 compared to $5 million in 2011 and $11 million in 2010.

Several methods (including development methods and those based on claim count and severity) are weighted together to produce indications of reserve need. Management continues to review the frequency, severity and loss and LAE ratios implied by the indications from the standard tests and considers the uncertainties of future costs in determining the appropriate reserve level.

Other Liability — Claims Made

This long-tail line of business consists mostly of directors’ and officers’ liability (“D&O”). Some of the important variables affecting estimation of loss reserves for other liability — claims made include:

•	Litigious climate

•	Economic conditions

•	Variability of stock prices

•	Magnitude of jury awards

The general state of the economy and the variability of the stock price of the insured can affect the frequency and severity of shareholder class action suits and other situations that trigger coverage under D&O policies. From 2008 to 2010, economic conditions led to higher frequency and severity of claims, particularly in the D&O policies for small account and not-for-profit organizations. As the economy recovers, results are expected to improve as claim frequency decreases.

AFG recorded favorable prior year loss development of $16 million in 2012, $66 million in 2011 and $40 million in 2010 on its D&O business as claim severity was less than expected across several prior accident years.

AFG’s legal professional liability business has been in run-off since 2008 with only 65 claims remaining open at December 31, 2012. These claims are expected to settle within the existing reserves. AFG recorded favorable reserve development of less than $1 million in 2012 compared to $17 million in 2011 and $18 million in 2010 on the run-off legal and professional liability business.

While management applies the actuarial methods mentioned above, more judgment may be needed to determine appropriate reserves due to the complexity of claims, litigation and the length of time necessary to determine exposure.

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

AFG recorded adverse prior year reserve development of $1 million in 2012 for this line of business as claim severity was slightly higher than expected. AFG recorded favorable prior year loss development of $8 million in 2011 and $26 million in 2010 as claim severity was lower than in prior assumptions.

Commercial Multi-Peril

This long-tail line of business consists of two or more coverages protecting the insured from various property and liability risk exposures. The commercial multi-peril line of business includes coverage similar to other liability — occurrence, so in general, variables affecting estimation of loss reserves for commercial multi-peril include those mentioned above for other liability —occurrence. In addition, this line includes reserves for a run-off book of homebuilders’ business covering contractors’ liability for construction defects. Variables important to estimating the liabilities for this coverage include:

•	Changing legal/regulatory interpretations of coverage

•	Statutes of limitations and statutes of repose in filing claims

•	Changes in policy forms and endorsements

AFG recorded adverse prior year reserve development of $38 million in 2012, $13 million in 2011 and $19 million in 2010 on this line of business. The adverse development resulted from higher claim frequency and severity in a block of program business related to motel/hotel, apartments, restaurants, taverns and recreation. This adverse development more than offset favorable development in coverage for non-profit organizations of $6 million in 2012, $6 million in 2011 and $13 million in 2010 as claim severity was less than anticipated.

Reserves of Foreign Operations

Reserves of foreign operations relate primarily to the operations of Marketform Group, Limited, AFG’s wholly-owned United Kingdom-based Lloyd’s insurer. Historically, the largest line of business written by Marketform has been non-U.S. medical malpractice, which provides coverage for injuries and damages caused by medical care providers, including but not limited to, hospitals and their physicians. Although Marketform offers this product in approximately 30 countries, the majority of the business has been written in the United Kingdom, Australia and Italy. Significant variables in estimating the loss reserves for the medical malpractice business include:

•	Litigious environment

•	Magnitude of court awards

•	A slow moving judicial system including varying approaches to medical malpractice claims among courts in different regions of Italy

•	Third party claims administration in Italy

•	Trends in claim costs, including medical cost inflation and, in Italy, escalating tables used to establish damages for personal injury

Marketform recorded adverse prior year reserve development of $10 million in 2012, $44 million in 2011 and $55 million in 2010 related primarily to its Italian public hospital medical malpractice business, which it ceased writing in 2008. The development resulted from significant issues related to third party administration of claims and a challenging legal environment in Italy. Management believes that current reserves, which represent its best estimate of future liabilities, are adequate. Nonetheless, it concluded that sufficient uncertainty exists with respect to Italian public hospital medical malpractice reserves to leave open the 2007 year of account, in accordance with Lloyd’s provisions until a larger percentage of claims have been paid and the ultimate liabilities can be estimated with greater certainty. Included in AFG’s liability for unpaid losses and loss adjustment expenses at December 31, 2012, are reserves of $109 million related to this business.

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

See Item 1 — “Business” — “Property and Casualty Insurance Operations — Reinsurance” for more information on AFG’s reinsurance programs. For additional information on the effect of reinsurance on AFG’s historical results of operations see Note O — “Insurance — Reinsurance” and the gross loss development table under Item 1 — “Business” — “Property and Casualty Insurance Operations — Loss and Loss Adjustment Expense Reserves.”

The following table illustrates the effect that purchasing property and casualty reinsurance has had on AFG’s combined ratio over the last three years.

	2012	2011	2010
Before reinsurance (gross)	108.7%	89.0%	85.2%
Effect of reinsurance	(11.8)	4.4	2.9
Actual (net of reinsurance)	96.9%	93.4%	88.1%

Outside of its property and casualty operations, AFG has reinsurance recoverables totaling $976 million, including $614 million from Hannover Life Reassurance Company of America (rated A+ by A.M. Best) and $203 million from Loyal American Life Insurance Company, a subsidiary of Cigna (rated A- by A.M. Best). This reinsurance is related primarily to the reinsurance of certain benefits in AFG’s run-off long-term care and life operations and the August 2012 sale of its Medicare supplement and critical illness businesses.

Asbestos and Environmental-related (“A&E”) Insurance Reserves   Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2012	2011
Asbestos	$305	$292
Environmental	68	70
A&E reserves, net of reinsurance recoverable	373	362
Reinsurance recoverable, net of allowance	98	92
Gross A&E reserves	$471	$454

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

Approximately 62% of AFG’s net asbestos reserves relate to policies written directly by AFG subsidiaries. Claims from these policies generally are product oriented claims with only a limited amount of non-product exposures, and are dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants. The remainder is assumed reinsurance business that includes exposures for the periods 1954 to 1983. The asbestos and environmental assumed claims are ceded by various insurance companies under reinsurance treaties. A majority of the individual assumed claims have exposures of less than $100,000 to AFG. Asbestos losses assumed include some of the industry known manufacturers, distributors and installers. Pollution losses include industry known insured names and sites.

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

Management believes that estimating the ultimate liability for asbestos claims presents a unique and difficult challenge to the insurance industry due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry is engaged in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase. Environmental claims likewise present challenges in prediction, due to uncertainty regarding the interpretation of insurance policies, complexities regarding multi-party involvements at sites, evolving cleanup standards and protracted time periods required to assess the level of cleanup required at contaminated sites.

The following factors could impact AFG’s reserves and payments:

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

	2012	2011	2010
Number of policyholders with no indemnity payments:
Asbestos	129	113	122
Environmental	97	98	132
	226	211	254
Number of policyholders with indemnity payments:
Asbestos	54	58	54
Environmental	21	26	20
	75	84	74
Total	301	295	328

Amounts paid (net of amounts received from reinsurers) for asbestos and environmental claims, including loss adjustment expenses, were as follows (in millions):

	2012	2011	2010
Asbestos	$15	$13	$27
Environmental	17	17	17
Total	$32	$30	$44

The survival ratio is a measure often used by industry analysts to compare A&E reserves strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2012, AFG’s three year survival ratios were 16.6 times paid losses for the asbestos reserves and 10.5 times paid losses for the total A&E reserves. Excluding amounts associated with the settlements of asbestos-related coverage litigation for A.P. Green Industries (see Item 3 — “Legal Proceedings”) and another large claim, AFG’s three year survival ratios were 10.2 and 7.2 times paid losses for the asbestos reserves and total A&E reserves, respectively. Data published by Conning Research & Consulting in June 2012 indicate that industry survival ratios were 10.1 for asbestos reserves and 9.0 for total A&E reserves at December 31, 2011.

AFG has conducted comprehensive studies of its asbestos and environmental reserves with the aid of outside actuarial and engineering firms and specialty outside counsel every two years with an in-depth internal review during the intervening years.

In the third quarter of 2012, AFG completed an in-depth internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty group and its exposures related to former railroad and manufacturing operations and sites. The review was completed by AFG’s internal A&E claims specialists and actuaries in consultation with specialty outside counsel and an outside consultant. As a result of the review, AFG recorded a $31 million special charge (net of reinsurance) to increase the property and casualty group’s asbestos reserves by $19 million and its environmental reserves by $12 million. The charge relates primarily to an increase in environmental investigative costs and related loss adjustment expenses. There were no newly identified issues that management believes would materially impact the overall adequacy of

AFG’s A&E reserves. A comprehensive study of AFG’s A&E reserves was completed in the second quarter of 2011 with the aid of outside actuarial and engineering firms and specialty outside counsel. The study relied on a ground-up exposure analysis. With respect to asbestos, it considered products and non-products exposures, paid claims history, the pattern of new claims, settlements and projected development. As a result of the study, AFG recorded a $50 million special charge (net of reinsurance) to increase its property and casualty group’s asbestos reserves by $28 million and its environmental reserves by $22 million. The property and casualty group’s asbestos reserves increase related primarily to exposures on business assumed from other insurers resulting from an increase in anticipated aggregate exposures in several large settlements involving several insurers in which AFG has a small proportional share. Some insurers have settled long-standing asbestos exposures with their insureds and are seeking payment from reinsurers. Asbestos reserves related to the property and casualty group’s direct asbestos exposures were increased to reflect higher frequency and severity of mesothelioma and other cancer claims as well as increased defense costs on many of these claims. These trends were partially offset by a decline in the number of claims without serious injury and fewer new claims that required payment being reported to AFG. The increase in the property and casualty group’s environmental reserves was attributed primarily to a small number of increases on specific environmental claims at several sites. An in-depth internal review completed in 2010 resulted in only minor adjustments to the A&E reserves. See Management’s Discussion and Analysis — “Results of Operations — Asbestos and Environmental Reserve Charges” for the amount of A&E reserve strengthening recorded in 2012, 2011 and 2010.

Run-off Long-term Care Insurance   AFG, as well as other companies that sell long-term care products, have accumulated relatively limited claims, lapse and mortality experience, making it difficult to predict future claims. Long-term care claims tend to be much higher in dollar amount and longer in duration than other health care products. In addition, long-term care claims are incurred much later in the life of a policy than most other health products. These factors made it difficult to appropriately price this product and were instrumental in AFG’s decision to stop writing new policies in January 2010. AFG’s outstanding long-term care policies have level premiums and are guaranteed renewable. Premium rates can potentially be increased in reaction to adverse experience; however, any rate increases would require regulatory approval.

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

In performing loss recognition testing on the closed block of long-term care business, AFG estimates future claims, persistency, expenses, investment performance, and reinvestment rates, among other assumptions. At December 31, 2012, assumptions for claim costs, expense and persistency assumptions were updated based on the results of AFG's periodic internal analysis of claim experience, including the impact of supplemental data from an external actuarial study that used a large, uniform database of industry experience. Ultimate voluntary lapse rates for most in-force business range from 0.5% to 2.5%, varying by policy form, marital status, and the presence of inflation protection. Projected reinvestment rates are based on assumptions about future treasury rates, investment spreads and the types and duration of future investments. In aggregate, net reinvestment rates (net of expense and default assumptions) are estimated at 4.54% for 2013, and increase gradually to 6.00% in 2023. After 2023, reinvestment rates are projected to be relatively flat. As a result of the updated assumptions discussed above, AFG recorded a $153 million loss recognition charge in the fourth quarter of 2012 to write off deferred policy acquisition costs and strengthen reserves in this business.

Although management believes that its loss recognition assumptions at December 31, 2012, are reasonable, actual results will depend on how well future experience conforms to these assumptions, including the level and type of claim activity, persistency, expected rate increase approvals, and reinvestment rates. The relationship among these assumptions is complex, with deviations in one assumption often influencing the outcome of others. External factors, including, but not limited to changes in the regulatory and judicial environment, along with medical advancements and innovation in long-term care delivery systems, could have a material impact on the ultimate performance of this closed block of business. In addition, the loss recognition charge does not include any margin for adverse deviation in the reserve assumptions (in accordance with accounting guidance), therefore even a small adverse change in one of the key assumptions could result in a future loss recognition charge unless offset by a favorable change in another assumption.

The following table (in millions) illustrates the impact on net earnings of adverse changes in key loss recognition assumptions. The result of each assumption change represents the increase in the 2012 loss recognition charge that would have resulted from using the more adverse assumption. Each item reflects a change to a single assumption without changes to other assumptions.

For example, assuming increased claim payments did not change the assumption on future rate increases and persistency, nor did it change projected investment yields resulting from cash flow differences. These amounts are valid for a point in time, and will change in future periods as the in-force block ages, and as actual performance deviates from the assumptions used at December 31, 2012.

Assumption Change	Reduction in Net Earnings
5% higher morbidity in all future years	$35 — $40
5% lower lapse and mortality rates in all future years	$20 — $25
10 bps lower reinvestment rates in all future years	$5 — $10
Every expected rate increase approval is 1% lower	$7 — $12

Contingencies related to Subsidiaries’ Former Operations   The A&E studies and reviews discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by Great American Financial Resources, Inc. Charges resulting from the A&E studies and review were less than $10 million in 2012, 2011 and 2010. In the third quarter of 2012, AFG recorded a pretax charge of $15 million for an adverse judgment received in a long-standing labor dispute involving American Premier’s former railroad employees, the likelihood of which was previously considered to be remote. Liabilities for claims and contingencies arising from these former railroad and manufacturing operations totaled $102 million at December 31, 2012. For a discussion of the uncertainties in determining the ultimate liability, see Note M — “Contingencies” to the financial statements.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
December 31, 2012
Assets:
Cash and investments	$28,706	$—	$(257)	(a)	$28,449
Assets of managed investment entities	—	3,225	—		3,225
Other assets	7,498	—	(1)	(a)	7,497
Total assets	$36,204	$3,225	$(258)		$39,171
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$8,496	$—	$—		$8,496
Annuity, life, accident and health benefits and reserves	19,668	—	—		19,668
Liabilities of managed investment entities	—	3,130	(238)	(a)	2,892
Long-term debt and other liabilities	3,367	—	—		3,367
Total liabilities	31,531	3,130	(238)		34,423
Shareholders’ equity:
Common Stock and Capital surplus	1,152	20	(20)		1,152
Retained earnings:
Appropriated — managed investment entities	—	75	—		75
Unappropriated	2,520	—	—		2,520
Accumulated other comprehensive income	831	—	—		831
Total shareholders’ equity	4,503	95	(20)		4,578
Noncontrolling interests	170	—	—		170
Total equity	4,673	95	(20)		4,748
Total liabilities and equity	$36,204	$3,225	$(258)		$39,171

December 31, 2011
Assets:
Cash and investments	$25,675	$—	$(98)	(a)	$25,577
Assets of managed investment entities	—	3,058	—		3,058
Other assets	7,203	—	—		7,203
Total assets	$32,878	$3,058	$(98)		$35,838
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$8,004	$—	$—		$8,004
Annuity, life, accident and health benefits and reserves	17,147	—	—		17,147
Liabilities of managed investment entities	—	2,885	(98)	(a)	2,787
Long-term debt and other liabilities	3,343	—	—		3,343
Total liabilities	28,494	2,885	(98)		31,281
Shareholders’ equity:
Common Stock and Capital surplus	1,219	—	—		1,219
Retained earnings:
Appropriated — managed investment entities	—	173	—		173
Unappropriated	2,439	—	—		2,439
Accumulated other comprehensive income	580	—	—		580
Total shareholders’ equity	4,238	173	—		4,411
Noncontrolling interests	146	—	—		146
Total equity	4,384	173	—		4,557
Total liabilities and equity	$32,878	$3,058	$(98)		$35,838

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2012
Revenues:
Insurance premiums	$3,165	$—	$—		$3,165
Investment income	1,343	—	(31)	(b)	1,312
Realized gains (losses) on securities	210	—	—		210
Realized gains (losses) on subsidiaries	161	—	—		161
Income (loss) of managed investment entities:
Investment income	—	125	—		125
Loss on change in fair value of assets/liabilities	—	(107)	13	(b)	(94)
Other income	201	—	(18)	(c)	183
Total revenues	5,080	18	(36)		5,062
Costs and Expenses:
Insurance benefits and expenses	3,956	—	—		3,956
Expenses of managed investment entities	—	116	(36)	(b)(c)	80
Interest on borrowed money and other expenses	489	—	—		489
Total costs and expenses	4,445	116	(36)		4,525
Operating earnings before income taxes	635	(98)	—		537
Provision for income taxes	135	—	—		135
Net earnings, including noncontrolling interests	500	(98)	—		402
Less: Net earnings (loss) attributable to noncontrolling interests	12	—	(98)	(d)	(86)
Net Earnings Attributable to Shareholders	$488	$(98)	$98		$488

Year ended December 31, 2011
Revenues:
Insurance premiums	$3,189	$—	$—		$3,189
Investment income	1,247	—	(6)	(b)	1,241
Realized gains (losses) on securities	76	—	—		76
Realized gains (losses) on subsidiaries	(3)	—	—		(3)
Income (loss) of managed investment entities:
Investment income	—	105	—		105
Loss on change in fair value of assets/liabilities	—	(29)	(4)	(b)	(33)
Other income	194	—	(19)	(c)	175
Total revenues	4,703	76	(29)		4,750
Costs and Expenses:
Insurance benefits and expenses	3,660	—	—		3,660
Expenses of managed investment entities	—	100	(29)	(b)(c)	71
Interest on borrowed money and other expenses	461	—	—		461
Total costs and expenses	4,121	100	(29)		4,192
Operating earnings before income taxes	582	(24)	—		558
Provision for income taxes	239	—	—		239
Net earnings, including noncontrolling interests	343	(24)	—		319
Less: Net earnings (loss) attributable to noncontrolling interests	1	—	(24)	(d)	(23)
Net Earnings Attributable to Shareholders	$342	$(24)	$24		$342

(a)
Includes $31 million and $6 million in 2012 and 2011, respectively, in investment income representing the change in fair value of AFG’s CLO investments plus $18 million and $19 million in 2012 and 2011, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $18 million and $10 million in 2012 and 2011, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2010
Revenues:
Insurance premiums	$3,001	$—	$—		$3,001
Investment income	1,208	—	(17)	(b)	1,191
Realized gains (losses) on securities	101	—	—		101
Realized gains (losses) on subsidiaries	(13)	—	—		(13)
Income (loss) of managed investment entities:
Investment income	—	93	—		93
Loss on change in fair value of assets/liabilities	—	(80)	10	(b)	(70)
Other income	209	—	(15)	(c)	194
Total revenues	4,506	13	(22)		4,497
Costs and Expenses:
Insurance benefits and expenses	3,275	—	—		3,275
Expenses of managed investment entities	—	77	(22)	(b)(c)	55
Interest on borrowed money and other expenses	473	—	—		473
Total costs and expenses	3,748	77	(22)		3,803
Operating earnings before income taxes	758	(64)	—		694
Provision for income taxes	268	—	—		268
Net earnings, including noncontrolling interests	490	(64)	—		426
Less: Net earnings (loss) attributable to noncontrolling interests	8	—	(64)	(d)	(56)
Net Earnings Attributable to Shareholders	$482	$(64)	$64		$482

(a)	Includes $17 million in investment income representing the change in fair value of AFG’s CLO investments plus $15 million in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $7 million in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

RESULTS OF OPERATIONS — THREE YEARS ENDED DECEMBER 31, 2012

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

	2012	2011	2010
Core net operating earnings	$314	$363	$436
Gain on sale of Medicare supplement and critical illness (a)	114	—	—
Other realized gains (a)	128	45	46
Long-term care reserve charge (a)	(99)	—	—
Special A&E charges (a)	(21)	(38)	—
AFG tax case and settlement of open tax years	67	—	—
Valuation allowance on deferred tax assets (b)	—	(28)	—
Other (a)	(15)	—	—
Net earnings attributable to shareholders	$488	$342	$482
Diluted per share amounts:
Core net operating earnings	$3.27	$3.52	$3.95
Gain on sale of Medicare supplement and critical illness	1.19	—	—
Other realized gains	1.34	.45	.41
Long-term care reserve charge	(1.03)	—	—
Special A&E charges	(.22)	(.37)	—
AFG tax case and settlement of open tax years	.70	—	—
Valuation allowance on deferred tax assets	—	(.28)	—
Other	(.16)	—	—
Net earnings attributable to shareholders	$5.09	$3.32	$4.36

(a)    The tax effects of reconciling items are shown below (in millions):

	2012	2011	2010
Gain on sale of Medicare supplement and critical illness	$(56)	$—	$—
Other realized gains	(71)	(27)	(36)
Long-term care reserve charge	54	—	—
Special A&E charges	12	21	—
Other	8	—	—

In addition, realized gains (losses) are shown net of noncontrolling interests of ($2 million) in 2012, ($1 million) in 2011 and ($6 million) in 2010.

(b)     The valuation allowance is net of $6 million in non-controlling interest.

Net earnings attributable to shareholders increased in 2012 compared to 2011 due primarily to a $114 million after-tax gain on the sale of AFG’s Medicare supplement and critical illness businesses, higher realized gains on securities and tax benefits of $67 million related to the favorable resolution of certain tax litigation and settlement of open tax years, partially offset by an after tax charge of $99 million to write off deferred acquisition costs and strengthen reserves in the closed block of long-term care insurance. Core net operating earnings decreased in 2012 compared to 2011 as higher earnings in the annuity operations were more than offset by lower underwriting profits and lower investment income in the Specialty property and casualty insurance operations.

Net earnings attributable to shareholders and core net operating earnings decreased in 2011 compared to 2010 due primarily to lower underwriting profit and lower investment income in the property and casualty insurance operations partially offset by increased earnings in the annuity insurance operations. Net earnings attributable to shareholders were also impacted by a second quarter 2011 special A&E charge and a fourth quarter 2011 charge for a valuation allowance against deferred tax assets.

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

AFG’s combined ratio has been better than the industry average for 25 of the last 27 years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.

Premiums and combined ratios for AFG’s property and casualty insurance operations were as follows (dollars in millions):

	2012	2011	2010
Gross Written Premiums
Property and transportation	$2,271	$2,273	$1,778
Specialty casualty	1,484	1,302	1,295
Specialty financial	566	529	514
Other	—	2	2
	$4,321	$4,106	$3,589
Net Written Premiums
Property and transportation	$1,473	$1,436	$1,159
Specialty casualty	992	867	864
Specialty financial	411	398	323
Other	73	69	62
	$2,949	$2,770	$2,408
Combined Ratios
Property and transportation	98.7%	92.0%	87.9%
Specialty casualty	94.5	95.9	94.8
Specialty financial	89.2	84.1	72.4
Total Specialty	95.4	91.6	87.6
Aggregate (including discontinued lines)	96.9%	93.4%	88.1%

Gross and net written premiums increased in 2012 compared to 2011 due primarily to higher premiums in the Specialty casualty group, particularly the workers’ compensation and excess and surplus businesses. Overall average renewal rates increased approximately 3% in 2012 when compared to 2011.

The Specialty insurance operations generated an underwriting profit of $131 million in 2012, $100 million lower than in 2011. The decline in 2012 was due primarily to lower profitability in the crop insurance business as a result of the Midwest drought and lower favorable reserve development in several of the Specialty casualty businesses. Results for 2012 include $74 million (2.6 points on the combined ratio) of favorable reserve development compared to $120 million (4.3 points) in 2011. Losses from catastrophes totaled $52 million (1.8 points) in 2012, compared to $46 million (1.7 points) in 2011.

Gross and net written premiums increased in 2011 compared to 2010 due primarily to higher premiums in the Property and transportation segment, particularly the crop and transportation businesses. In addition, higher net written premiums in 2011 reflect the impact of a third quarter 2010 reinsurance transaction in the Specialty financial group.

The Specialty insurance operations generated an underwriting profit of $231 million in 2011, $86 million lower than in 2010. Lower favorable reserve development, poor results in a block of program business and lower profitability in the crop operations were partially offset by improved results in the excess and surplus businesses. Results for 2011 include 4.3 points of favorable reserve development compared to 6.7 points in 2010 and 1.7 points of catastrophe losses compared to 1.9 points in 2010.

Property and transportation   Gross and net written premiums for 2012 were impacted by lower spring agricultural commodity prices for corn and soybeans, which had the effect of reducing crop insurance premiums. The decrease in net written premiums was more than offset by growth in the transportation businesses. The Property and transportation group reported an underwriting profit of $19 million, $94 million lower than in 2011, due primarily to the effects of the Midwest drought on the crop operations and losses from Superstorm Sandy. Catastrophe losses for the Property and transportation group were $40 million (2.8 points) in 2012 compared to $32 million (2.3 points) in 2011. Average renewal rates were up approximately 3% for the year in this group.

Gross and net written premiums increased in 2011 when compared to 2010 as a result of higher crop premiums resulting from higher spring agricultural commodity prices as well as additional premiums related to National Interstate’s acquisition of Vanliner in July 2010. This group reported an underwriting profit of $113 million, $28 million lower than in 2010. Lower underwriting profits in the crop, property and inland marine and transportation businesses were partially offset by lower catastrophe losses. Catastrophe losses for this group were $32 million (2.3 points) in 2011 compared to $39 million (3.3 points) in 2010.

Specialty casualty   Gross and net written premiums for 2012 were higher than in 2011 as a result of business opportunities in the excess and surplus operations, growth in the workers’ compensation and agency captive insurance businesses and market hardening in many of the other Specialty casualty operations. This group reported an underwriting profit of $53 million in 2012, compared to $35 million in 2011. Improved 2012 accident year results in several operations and increased favorable reserve development in the general liability lines were partially offset by lower favorable reserve development in the executive liability and excess and surplus businesses. Results for 2012 include $18 million (1.9 points) of favorable reserve development compared to $71 million (8.2 points) in 2011. Average renewal rates were up approximately 4% for this group in 2012.

Gross and net written premiums for 2011 were up slightly when compared to the 2010 period. Growth in the international operations and higher premiums in the excess and surplus and targeted markets operations more than offset the non-renewal of two major programs that did not meet return thresholds and a decision to exit the excess workers’ compensation business. This group reported an underwriting profit of $35 million in 2011, $10 million lower than the prior year. Improved results in the excess and surplus businesses were more than offset by underwriting losses in a block of program business and an $18 million decrease in favorable reserve development.

Specialty financial   Gross written premiums for 2012 were up when compared to 2011 due to higher premiums in the financial institutions business, as well as growth in a service contract business. All of the premiums in the service contract business were ceded under reinsurance agreements. This group reported an underwriting profit of $44 million in 2012 compared to $65 million in 2011. Lower profitability in the financial institutions, surety and foreign credit businesses contributed to these results. Average renewal rates for this group were flat in 2012.

Net written premiums in 2011 were higher when compared to 2010 due primarily to the impact of a third quarter 2010 reinsurance transaction that involved the sale of unearned premiums related to the automotive lines of business. This group reported an underwriting profit of $65 million in 2011, $58 million lower than in 2010. Lower favorable reserve development, primarily in the run-off automobile residual value insurance (“RVI”) business, contributed to this decline.

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

	2012	2011	2010
Property and casualty group	$43	$50	$9
Former operations	12	18	19

Loss development As shown in Note O — “Insurance — Property and Casualty Insurance Reserves,” AFG’s property and casualty operations recorded favorable loss development of $30 million in 2012, $69 million in 2011 and $158 million in 2010 related to prior accident years. Major areas of favorable (adverse) development were as follows (in millions):

	2012	2011	2010
Property and transportation	$16	$26	$27
Specialty casualty	18	71	89
Specialty financial	29	10	48
Other specialty	11	13	6
Total Specialty	74	120	170
Other, primarily asbestos and environmental charges	(44)	(51)	(12)
Aggregate (including discontinued lines)	$30	$69	$158

Favorable reserve development in the Property and transportation group in 2012, 2011 and 2010 reflects lower than expected loss frequency in crop products. The favorable reserve development in 2012 was partially offset by higher than expected claim severity in the property and inland marine business and higher claim frequency in the commercial auto line. The favorable reserve development in this group also reflects lower severity in auto liability products in 2010 and lower than expected loss frequency in ocean marine products.

Favorable reserve development in the Specialty casualty group in 2012 is due primarily to the release of loss reserves on claims related to the use of Chinese drywall in residential construction as a result of judicial decisions and class action settlements in 2012 that clarified the liability of insured homebuilders. Favorable reserve development in the Specialty casualty group in 2012 also reflects lower claim severity in executive liability products partially offset by higher claim severity on losses in a run-off book of U.S.-based program (motel/hotel, restaurants, taverns and recreational) business and adverse reserve development on run-off Italian public hospital medical malpractice liability products written by Marketform. Favorable reserve development in the Specialty casualty group in 2011 is due primarily to lower than expected claim severity in directors and officers liability, excess and surplus lines and the run-off legal professional liability business, partially offset by adverse development due to higher frequency and severity on run-off Italian public hospital medical malpractice liability products and a block of program business. Favorable reserve development in the Specialty casualty group in 2010 is due to lower than expected severity on claims in general liability, directors and officers liability and the run-off legal professional liability business, partially offset by adverse development on run-off Italian medical malpractice liability products in Marketform.

Favorable reserve development in the Specialty financial group in 2012 and 2011 is due to lower than expected frequency and severity in the surety, fidelity, crime, foreign credit and financial institution services businesses as economic conditions did not affect these lines as adversely as had been anticipated. Favorable reserve development in Specialty financial in 2010 related to lower than expected frequency and severity in the run-off RVI operations due to favorable trends in used car sale prices and lower loss severity in AFG’s surety, fidelity and crime products.

The development in Other specialty reflects adjustments to the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998, net of related amortization.

Annuity Operations

Operating earnings before income taxes (excluding realized gains (losses)) of the annuity operations increased $68 million (36%) to $256 million in 2012 due primarily to AFG's ability to maintain spreads on a larger base of invested assets as well as exceptionally strong investment results. Operating earnings also include a pretax charge of $14 million in 2012 due to a review (“unlocking”) of the major actuarial assumptions compared to a charge of $1 million in 2011.

Operating earnings before income taxes (excluding realized gains (losses)) of the annuity operations increased $29 million (18%) to $188 million in 2011 due primarily to AFG's ability to maintain spreads on a larger base of invested assets and the impact of a $25 million unlocking charge in 2010, partially offset by the impact of a decrease in the stock market performance on the variable annuity business and the impact of lower interest rates on the indexed annuity business.

Statutory Annuity Premiums   The following table summarizes AFG’s annuity sales (in millions):

	2012	2011	2010
Individual single premium annuities — indexed	$1,662	$1,549	$735
Individual single premium annuities — fixed	153	239	430
Bank single premium annuities — indexed	291	216	—
Bank single premium annuities — fixed	587	755	737
Education market — 403(b) fixed and indexed annuities	237	257	305
Variable annuities	61	70	73
Total annuity premiums	$2,991	$3,086	$2,280

Bank annuities represent annuity premiums generated through banks by independent agents and brokers, as well as through direct relationships with certain financial institutions.

Annuity premiums in 2012 were down slightly compared to 2011 and reflect actions taken by AFG in response to the significant drop in interest rates that began in the second quarter of 2012. These actions included reductions in interest rates credited to policyholders and in commissions paid to agents. Management believes that fixed-indexed annuities continued to sell well in both the individual and bank markets due to their market participation and other features. Conversely, management believes that traditional fixed annuity sales decreased due to low absolute crediting rates in the market, and that this decrease is consistent with industry experience. In addition, AFG was impacted by aggressive participants and new entrants in certain of its markets.

The increase in annuity premiums in 2011 compared to 2010 reflects primarily: (i) the introduction of new fixed-indexed annuity products and guaranteed withdrawal and death benefits features, (ii) AFG’s focus on independent broker dealers, (iii) successful recruiting of registered representatives and registered investment advisors, and (iv) the addition of two relatively large banks in 2010 and 2011.

Run-off Long-Term Care and Life Operations

As previously discussed under “Uncertainties — Run-off Long-term Care Insurance,” AFG recorded a $153 million loss recognition charge in the fourth quarter of 2012 to write off deferred policy acquisition costs and strengthen reserves in its closed block of long-term care insurance. The charge was due primarily to lower projected future investment rates resulting from the continued low interest rate environment, as well as changes in claims, expense and persistency assumptions. Excluding this charge, pretax operating earnings (losses) (excluding realized gains (losses)) were a loss of $4 million in 2012 compared to earnings of less than $1 million in 2011 and $7 million in 2010.

Medicare Supplement and Critical Illness

The Medicare supplement and critical illness operations contributed pretax operating earnings (excluding realized gains (losses)) of $28 million through the date these operations were sold in August 2012, compared to $34 million and $31 million for the full year of 2011 and 2010, respectively.

Life, Accident and Health Premiums and Benefits   The following table summarizes AFG’s life, accident and health premiums and benefits as shown in the Consolidated Statement of Earnings (in millions):

	2012	2011	2010
Premiums
Run-off long-term care and life operations:
Long-term care	$79	$82	$84
Life operations	40	45	49
Medicare supplement and critical illness (*)	199	303	318
	$318	$430	$451
Benefits
Run-off long-term care and life operations:
Long-term care	$177	$91	$88
Life operations	57	69	63
Medicare supplement and critical illness (*)	131	209	217
	$365	$369	$368
(*)  Sold in August 2012

In January 2010, AFG ceased new sales of long-term care insurance. Renewal premiums will be accepted unless those policies lapse. The $153 million loss recognition charge recorded in the fourth quarter of 2012 for AFG’s closed block of long-term care insurance discussed under “Uncertainties — Run-off Long-term Care Insurance” includes a $74 million increase in long-term care benefits.

Medicare supplement and critical illness premium amounts include only premiums received prior to August 31, 2012, the effective date of the sale of these businesses. See Note B — “Acquisitions and Sales of Subsidiaries.”

Investment Income   In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The $71 million increase in investment income in 2012 compared to 2011 and $50 million increase in 2011 compared to 2010, reflect higher average invested assets, primarily related to growth in the annuity business.

Investment income includes $26 million in 2012, $27 million in 2011 and $56 million in 2010 of interest income earned on interest-only and similar MBS, primarily non-agency interest-only securities with interest rates that float inversely with short-term rates.

Realized Gains (Losses) on Securities   Net realized gains (losses) on securities consisted of the following (in millions):

	2012	2011	2010
Realized gains (losses) before impairments:
Disposals	$243	$156	$134
Change in the fair value of derivatives	1	(24)	43
Adjustments to annuity deferred policy acquisition costs and related items	(8)	(4)	(14)
	236	128	163
Impairment charges:
Securities	(33)	(68)	(86)
Adjustments to annuity deferred policy acquisition costs and related items	7	16	24
	(26)	(52)	(62)
	$210	$76	$101

Realized gains on disposals include gains on sales of shares of Verisk Analytics, Inc. of $93 million in 2012, $76 million in 2011 and $26 million in 2010.

The change in fair value of derivatives includes net gains of $5 million in 2012, net losses of less than $1 million in 2011 and net gains of $50 million in 2010 from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note F — “Derivatives.”

Approximately $9 million, $57 million and $79 million of the impairment charges in 2012, 2011 and 2010, respectively, related to fixed maturity investments, primarily corporate bonds and MBS.

Realized Gains and Losses on Subsidiaries   In August 2012, AFG recorded a pretax gain of approximately $170 million on the sale of its Medicare supplement and critical illness businesses. See Note B — “Acquisitions and Sales of Subsidiaries.”

In the third quarter of 2010, AFG recorded an impairment charge of $22 million resulting from management’s decision to de-emphasize the sale of supplemental health insurance products through career agents, including the sale of a marketing subsidiary. Partially offsetting this loss was National Interstate’s $7 million gain on the acquisition of Vanliner in 2010. See Note I —“Goodwill and Other Intangibles” and Note B — “Acquisitions and Sales of Subsidiaries.”

Other Income   Other income increased $8 million in 2012 compared to 2011 due primarily to fees charged to policyholders associated with increased sales of fixed-indexed annuities with guaranteed withdrawal benefits. The $19 million decrease in other income in 2011 compared to 2010 reflects $16 million in income recorded in the third quarter of 2010 from the sale of real estate and the termination of leases by a tenant.

Annuity Unlockings   In the fourth quarters of 2012, 2011 and 2010, AFG conducted its detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations. As a result of these reviews, AFG recorded expense reductions (charges) in annuity benefits expense and annuity and supplemental insurance acquisition expenses related to its annuity business as follows (in millions):

	2012	2011	2010
Annuity benefits	$6	$10	$3
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	(33)	(1)	(33)
Unearned revenue	13	(10)	5
Net charge	$(14)	$(1)	$(25)

Although the table above includes the impact of assumption changes in both the fixed and variable annuity businesses, the vast majority of the net charge in each period relates to the fixed (including fixed-indexed) annuity business. The 2012 net charge was due primarily to the impact of changes in assumptions related to future investment yields partially offset by changes in assumptions related to crediting rates, surrenders and annuitization and death benefits. Reinvestment rates used to project future investment yields are based primarily on 10-year corporate bond yields. For the 2012 unlocking, AFG assumed a net reinvestment rate (net of default and expense assumptions) of 3.50% in 2013, grading up ratably to an ultimate net reinvestment rate of 5.27% in 2022 and beyond. These rates are approximately 100 basis points lower than the 2011 reinvestment rate assumptions. The 2010 net charge was due primarily to the impact of changes in assumptions related to future investment yields, surrenders and annuitization and death benefits offset by the impact of lower expected expenses and crediting rates.

Annuity Benefits   Annuity benefits reflect amounts accrued on annuity policyholders’ funds accumulated. On deferred annuities (annuities in the accumulation phase), interest is generally credited to policyholders’ accounts at their current stated interest rates. Furthermore, for “two-tier” deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), additional reserves are accrued for persistency and premium bonuses and excess benefits expected to be paid for future deaths and annuitizations. Changes in investment yields, crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect these additional reserves and could result in charges (or credits) to earnings in the period the projections are modified.

Excluding the impact of the unlocking of actuarial assumptions discussed above under “Annuity Unlockings”, annuity benefits increased $27 million in 2012 compared to 2011 and $73 million in 2011 compared to 2010 reflecting growth in the annuity business partially offset by lower average crediting rates. The impact of changes in interest rates and stock market performance on the fair value of derivatives related to the fixed-indexed annuity business also impacted the 2012, 2011 and 2010 results.

Annuity and Supplemental Insurance Acquisition Expenses   Annuity and supplemental insurance acquisition expenses includes amortization of DPAC and the present value of future profits of businesses acquired (“PVFP”), as well as the portion of commissions on sales of insurance products that is not deferred.

The $153 million loss recognition charge recorded in the fourth quarter of 2012 for AFG’s closed block of long-term care insurance discussed under “Uncertainties — Run-off Long-term Care Insurance” includes a $79 million write-off of DPAC and PVFP.

See “Annuity Unlockings” above for a discussion of the impact that the periodic review of actuarial assumptions had on annuity and supplemental insurance acquisition expenses.

The vast majority of this group’s DPAC asset relates to its annuity business. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Interest Charges on Borrowed Money   Interest expense increased $7 million (9%) in 2011 compared to 2010 reflecting AFG’s issuance of $132 million of 7% Senior Notes in September 2010.

Other Operating and General Expenses   The $28 million (7%) increase in other operating and general expenses for 2012 compared to 2011 reflects the impact of a $15 million adverse judgment in a long-standing labor contract dispute related to AFG’s former railroad operations, the likelihood of which was previously considered to be remote, an $8 million loss on the retirement of debt, and a $2 million special charge to increase liabilities related to A&E exposures of AFG’s former railroad and manufacturing operations. Other operating and general expenses for 2011 include a $9 million special charge to increase A&E liabilities which was more than offset by the impact of a $10 million recovery on a prior property and casualty extracontractual obligation claim.

Income Taxes   Income tax expense for 2012 includes $67 million in benefits related to the favorable resolution of certain tax litigation and settlement of open tax years. See Note L — “Income Taxes” to the financial statements for analysis of items affecting AFG’s effective tax rate.

Noncontrolling Interests   The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (in millions):

	2012	2011	2010
National Interstate	$16	$15	$19
Marketform	(4)	(15)	(11)
Managed Investment Entities	(98)	(24)	(64)
Other	—	1	—
	$(86)	$(23)	$(56)

During the third quarter of 2012, AFG acquired the remaining 28% of Marketform that it did not already own. Marketform’s losses reflect adverse reserve development in its run-off Italian public hospital medical malpractice business. As discussed in Notes A and H to the financial statements, the losses of Managed Investment Entities in 2012, 2011 and 2010 represent CLO losses that ultimately inure to holders of CLO debt other than AFG.

NEW ACCOUNTING STANDARDS
See Note A — “Accounting Policies — Accounting Standards Adopted in 2012” for a discussion of new accounting standards adopted by AFG in 2012.

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

Fixed Maturity Portfolio   The fair value of AFG’s fixed maturity portfolio is directly impacted by changes in market interest rates. AFG’s fixed maturity portfolio is comprised of primarily fixed rate investments with intermediate-term maturities. This practice is designed to allow flexibility in reacting to fluctuations of interest rates. The portfolios of AFG’s insurance operations are managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. AFG’s annuity and run-off long-term care and life operations attempt to align the duration of their invested assets to the projected cash flows of policyholder liabilities.

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

	2012	2011
Fair value of fixed maturity portfolio	$24,439	$22,247
Pretax impact on fair value of 100 bps increase in interest rates	$(1,124)	$(1,046)
Pretax impact as % of total fixed maturity portfolio	(4.6)%	(4.7)%

European Debt Exposure   Certain European countries, including the so-called “peripheral countries” (Greece, Portugal, Ireland, Italy and Spain) have been experiencing varying degrees of financial stress over the past few years. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on global financial markets. Market concerns over the direct and indirect exposure of European financial institutions to the peripheral countries have resulted in widening of credit spreads and increased costs of funding for some European financial institutions.

At December 31, 2012, AFG owned no sovereign debt issued by the peripheral countries and an aggregate of $97 million ($3 million unrealized gain) of non-sovereign debt issued by entities within the peripheral countries. The total exposure of AFG’s fixed maturity portfolio to European sovereign debt was $9 million and its exposure to European non-sovereign debt was $1.3 billion (less than half of which related to financial institutions). In the aggregate, these securities had an unrealized gain of $105 million at December 31, 2012.

Annuity Contracts   Substantially all of AFG’s fixed rate annuity contracts permit AFG to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. In late 2003, AFG began issuing products with guaranteed minimum interest rates (”GMIRs”) of less than 2% in states where required approvals have been received. The GMIR on virtually all new product sales since 2010 is 1%. At December 31, 2012, the average crediting rate on AFG’s annuities was approximately 2.74%, while the average GMIR was approximately 2.23%. As of that date, AFG is able to reduce the average crediting rate of its $14 billion of traditional and fixed-indexed annuities without guaranteed withdrawal benefits by approximately 42 basis points (on a weighted average basis).

At December 31, 2012, the weighted-average stated crediting rate on the in-force block of AFG’s principal fixed annuity products was approximately 2.7%, and management estimates that the crediting rate on this in-force business will decrease to approximately 2.6% over the next five years. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above. The current stated crediting rates (excluding bonus interest) on new sales of AFG’s fixed annuity products generally range from 1.0% to 2.0%.

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

	First	Second	Third	Fourth	Fifth	Thereafter	Total	Fair Value (*)
2012	$1,669	$1,656	$1,803	$1,899	$1,905	$8,677	$17,609	$17,422
2011	1,373	1,500	1,495	1,772	1,941	7,339	15,420	15,314

(*)	Fair value excludes life contingent annuities in the payout phase (carrying value of $204 million and $201 million at December 31, 2012 and 2011, respectively).

AFG’s fixed-indexed annuities represented approximately 40% of annuity benefits accumulated at December 31, 2012. These annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives and adjusted to fair value through current earnings as annuity benefits. See Note D — “Fair Value Measurements” and Note F — “Derivatives” to the financial statements for a discussion of these derivatives.
Long-Term Debt   The following table shows scheduled principal payments (in millions) on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter.

	December 31, 2012			December 31, 2011
	Scheduled Principal Payments	Rate		Scheduled Principal Payments	Rate
2013	$1	5.9%	2012	$1	5.9%
2014	2	5.9	2013	2	5.9
2015	14	5.7	2014	2	5.9
2016	45	6.1	2015	14	5.7
2017	—	—	2016	45	6.1
Thereafter	840	7.9	Thereafter	799	8.4

Total	$902	7.7%	Total	$863	7.9%

Fair Value	$1,034		Fair Value	$940
National Interstate had $12 million and $22 million in borrowings outstanding under a bank credit facility at December 31, 2012 and 2011, respectively. No amounts were outstanding under AFG’s bank credit facility at December 31, 2012 or 2011.

ITEM 8

Financial Statements and Supplementary Data

“Selected Quarterly Financial Data” has been included in Note N to the Consolidated Financial Statements.

ITEM 9A

Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2012 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s principal executive officers and principal financial officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2012. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2012, is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
American Financial Group, Inc.

We have audited American Financial Group, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
American Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note A to the consolidated financial statements, in connection with implementing a new accounting standard in 2012, the Company retrospectively changed its method of accounting for costs associated with issuing or renewing insurance contracts.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 28, 2013

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$1,705	$1,324
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $22,083 and $20,562)	24,118	21,807
Fixed maturities, trading at fair value	321	440
Equity securities, at fair value (cost — $778 and $744)	939	928
Mortgage loans	607	401
Policy loans	228	252
Real estate and other investments	531	425
Total cash and investments	28,449	25,577
Recoverables from reinsurers	3,750	2,942
Prepaid reinsurance premiums	471	409
Agents’ balances and premiums receivable	636	565
Deferred policy acquisition costs	550	901
Assets of managed investment entities	3,225	3,058
Other receivables	539	895
Variable annuity assets (separate accounts)	580	548
Other assets	786	757
Goodwill	185	186
Total assets	$39,171	$35,838

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$6,845	$6,520
Unearned premiums	1,651	1,484
Annuity benefits accumulated	17,609	15,420
Life, accident and health reserves	2,059	1,727
Payable to reinsurers	475	475
Liabilities of managed investment entities	2,892	2,787
Long-term debt	953	934
Variable annuity liabilities (separate accounts)	580	548
Other liabilities	1,359	1,386
Total liabilities	34,423	31,281
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 88,979,303 and 97,846,402 shares outstanding	89	98
Capital surplus	1,063	1,121
Retained earnings:
Appropriated — managed investment entities	75	173
Unappropriated	2,520	2,439
Accumulated other comprehensive income, net of tax	831	580
Total shareholders’ equity	4,578	4,411
Noncontrolling interests	170	146
Total equity	4,748	4,557
Total liabilities and equity	$39,171	$35,838

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2012	2011	2010
Revenues:
Property and casualty insurance premiums	$2,847	$2,759	$2,550
Life, accident and health premiums	318	430	451
Investment income	1,312	1,241	1,191
Realized gains (losses) on:
Securities (*)	210	76	101
Subsidiaries	161	(3)	(13)
Income (loss) of managed investment entities:
Investment income	125	105	93
Loss on change in fair value of assets/liabilities	(94)	(33)	(70)
Other income	183	175	194
Total revenues	5,062	4,750	4,497

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,873	1,744	1,457
Commissions and other underwriting expenses	887	835	787
Annuity benefits	541	510	444
Life, accident and health benefits	365	369	368
Annuity and supplemental insurance acquisition expenses	290	202	219
Interest charges on borrowed money	85	85	78
Expenses of managed investment entities	80	71	55
Other operating and general expenses	404	376	395
Total costs and expenses	4,525	4,192	3,803
Operating earnings before income taxes	537	558	694
Provision for income taxes	135	239	268
Net earnings, including noncontrolling interests	402	319	426
Less: Net earnings (loss) attributable to noncontrolling interests	(86)	(23)	(56)
Net Earnings Attributable to Shareholders	$488	$342	$482

Earnings Attributable to Shareholders per Common Share:
Basic	$5.18	$3.37	$4.41
Diluted	$5.09	$3.32	$4.36
Average number of Common Shares:
Basic	94.2	101.3	109.2
Diluted	95.9	102.9	110.5

Cash dividends per Common Share	$.97	$.6625	$.575
________________________________________
(*) Consists of the following:
Realized gains before impairments	$236	$128	$163

Losses on securities with impairment	(27)	(31)	(50)
Non-credit portion recognized in other comprehensive income (loss)	1	(21)	(12)
Impairment charges recognized in earnings	(26)	(52)	(62)
Total realized gains on securities	$210	$76	$101

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Millions)

	Year ended December 31,
	2012	2011	2010
Net earnings, including noncontrolling interests	$402	$319	$426
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period	408	161	403
Reclassification adjustment for realized gains included in net earnings	(138)	(68)	(73)
Reclassification adjustment for unrealized gains of subsidiaries sold	(18)	(1)	—
Total net unrealized gains on securities	252	92	330
Foreign currency translation adjustments	6	(1)	8
Pension and other postretirement plans adjustments	2	—	—
Other comprehensive income, net of tax	260	91	338
Total comprehensive income, net of tax	662	410	764
Less: Comprehensive income (loss) attributable to noncontrolling interests	(78)	(17)	(54)
Comprehensive income attributable to shareholders	$740	$427	$818
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2009	113,386,343	$1,344	$—	$2,274	$163	$3,781	$138	$3,919
Cumulative effect of accounting change for deferred policy acquisition costs	—	—	—	(159)	1	(158)	—	(158)
Balance at December 31, 2009, as adjusted	113,386,343	1,344	—	2,115	164	3,623	138	3,761
Cumulative effect of accounting change for consolidation of variable interest entities	—	—	261	4	(4)	261	—	261
Net earnings	—	—	—	482	—	482	(56)	426
Other comprehensive income	—	—	—	—	336	336	2	338
Allocation of losses of managed investment entities	—	—	(64)	—	—	(64)	64	—
Dividends on Common Stock	—	—	—	(63)	—	(63)	—	(63)
Shares issued:
Exercise of stock options	1,547,526	31	—	—	—	31	—	31
Other benefit plans	479,514	6	—	—	—	6	—	6
Dividend reinvestment plan	17,028	—	—	—	—	—	—	—
Stock-based compensation expense	—	12	—	—	—	12	—	12
Shares acquired and retired	(10,261,045)	(122)	—	(170)	—	(292)	—	(292)
Shares exchanged — benefit plans	(1,000)	—	—	—	—	—	—	—
Other	—	—	—	—	(1)	(1)	2	1
Balance at December 31, 2010	105,168,366	$1,271	$197	$2,368	$495	$4,331	$150	$4,481

Net earnings	—	—	—	342	—	342	(23)	319
Other comprehensive income	—	—	—	—	85	85	6	91
Allocation of losses of managed investment entities	—	—	(24)	—	—	(24)	24	—
Dividends on Common Stock	—	—	—	(69)	—	(69)	—	(69)
Shares issued:
Exercise of stock options	1,576,664	38	—	—	—	38	—	38
Other benefit plans	387,746	9	—	—	—	9	—	9
Dividend reinvestment plan	15,763	1	—	—	—	1	—	1
Stock-based compensation expense	—	14	—	—	—	14	—	14
Shares acquired and retired	(9,281,386)	(113)	—	(202)	—	(315)	—	(315)
Shares exchanged — benefit plans	(20,751)	(1)	—	—	—	(1)	—	(1)
Other	—	—	—	—	—	—	(11)	(11)
Balance at December 31, 2011	97,846,402	$1,219	$173	$2,439	$580	$4,411	$146	$4,557

Net earnings	—	—	—	488	—	488	(86)	402
Other comprehensive income	—	—	—	—	252	252	8	260
Allocation of losses of managed investment entities	—	—	(98)	—	—	(98)	98	—
Dividends on Common Stock	—	—	—	(91)	—	(91)	—	(91)
Shares issued:
Exercise of stock options	1,702,782	45	—	—	—	45	—	45
Other benefit plans	308,352	7	—	—	—	7	—	7
Dividend reinvestment plan	21,484	1	—	—	—	1	—	1
Stock-based compensation expense	—	18	—	—	—	18	—	18
Shares acquired and retired	(10,864,184)	(137)	—	(278)	—	(415)	—	(415)
Shares exchanged — benefit plans	(35,533)	(1)	—	—	—	(1)	—	(1)
Other	—	—	—	(38)	(1)	(39)	4	(35)
Balance at December 31, 2012	88,979,303	$1,152	$75	$2,520	$831	$4,578	$170	$4,748
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2012	2011	2010
Operating Activities:
Net earnings, including noncontrolling interests	$402	$319	$426
Adjustments:
Depreciation and amortization	257	180	202
Annuity benefits	541	510	444
Realized gains on investing activities	(367)	(74)	(92)
Net (purchases) sales of trading securities	17	(45)	(11)
Deferred annuity and life policy acquisition costs	(212)	(239)	(195)
Change in:
Reinsurance and other receivables	(495)	(228)	555
Other assets	(51)	(101)	(1)
Insurance claims and reserves	918	134	(413)
Payable to reinsurers	—	155	(150)
Other liabilities	(180)	245	4
Managed investment entities’ assets/liabilities	(21)	(212)	89
Other operating activities, net	8	23	6
Net cash provided by operating activities	817	667	864

Investing Activities:
Purchases of:
Fixed maturities	(4,458)	(5,321)	(4,979)
Equity securities	(281)	(397)	(223)
Mortgage loans	(269)	(190)	(159)
Real estate, property and equipment	(71)	(86)	(74)
Subsidiaries	—	—	(128)
Proceeds from:
Maturities and redemptions of fixed maturities	2,262	1,974	2,081
Repayments of mortgage loans	46	269	71
Sales of fixed maturities	632	1,293	1,540
Sales of equity securities	437	198	49
Sales of real estate, property and equipment	4	3	4
Sales of subsidiaries	322	9	—
Cash and cash equivalents of businesses acquired or sold, net	(34)	(5)	95
Managed investment entities:
Purchases of investments	(1,849)	(1,563)	(1,008)
Proceeds from sales and redemptions of investments	1,857	1,391	1,018
Other investing activities, net	(23)	(14)	8
Net cash used in investing activities	(1,425)	(2,439)	(1,705)

Financing Activities:
Annuity receipts	2,993	3,326	2,282
Annuity surrenders, benefits and withdrawals	(1,504)	(1,321)	(1,221)
Net transfers from variable annuity assets	36	39	7
Additional long-term borrowings	372	2	159
Reductions of long-term debt	(365)	(20)	(39)
Issuances of managed investment entities’ liabilities	781	394	—
Retirement of managed investment entities’ liabilities	(830)	(66)	(45)
Issuances of Common Stock	46	39	32
Repurchases of Common Stock	(415)	(315)	(292)
Cash dividends paid on Common Stock	(90)	(67)	(63)
Other financing activities, net	(35)	(14)	—
Net cash provided by financing activities	989	1,997	820
Net Change in Cash and Cash Equivalents	381	225	(21)
Cash and cash equivalents at beginning of year	1,324	1,099	1,120
Cash and cash equivalents at end of year	$1,705	$1,324	$1,099

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	J.	Long-Term Debt
B.	Acquisitions and Sales of Subsidiaries	K.	Shareholders’ Equity
C.	Segments of Operations	L.	Income Taxes
D.	Fair Value Measurements	M.	Contingencies
E.	Investments	N.	Quarterly Operating Results (Unaudited)
F.	Derivatives	O.	Insurance
G.	Deferred Policy Acquisition Costs	P.	Additional Information
H.	Managed Investment Entities
I.	Goodwill and Other Intangibles

A.     Accounting Policies

Basis of Presentation   The consolidated financial statements include the accounts of American Financial Group, Inc. (“AFG”) and its subsidiaries. Certain reclassifications have been made to prior years to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2012, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Accounting Standards Adopted in 2012   Effective January 1, 2012, AFG retrospectively adopted Accounting Standards Update (“ASU”) 2010-26 that addresses which costs related to issuing or renewing insurance contracts qualify for deferral. To qualify for deferral, the guidance specifies that a cost must be directly related to the successful acquisition of an insurance contract. The financial statements and related disclosures for prior periods have been adjusted to reflect the adoption of the new standard.

The impact of adoption on amounts previously reported is shown in the table below (in millions, except per share data):

December 31, 2011
Deferred policy acquisition costs
As previously reported	$1,105
As adjusted	901

Net deferred tax liability (included in other liabilities)
As previously reported	$203
As adjusted	133

Shareholders’ equity
As previously reported	$4,545
As adjusted	4,411

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	December 31,
	2011	2010
Net earnings attributable to shareholders
As previously reported	$343	$479
As adjusted	342	482

Diluted earnings per Common Share
As previously reported	$3.33	$4.33
As adjusted	3.32	4.36

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

Effective January 1, 2012, AFG prospectively adopted ASU 2011-04, which clarifies the application of existing fair value measurement and amends certain disclosure requirements. Disclosures required by the guidance are included in Note D. The impact of adoption was not material to AFG’s results of operations or financial position.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in 2012 or 2011.

New accounting guidance adopted by AFG on January 1, 2010, requires additional disclosures about transfers between levels in the hierarchy of fair value measurements. The guidance also clarifies existing disclosure requirements related to the level of disaggregation presented and inputs used in determining fair values. Additional detail relating to the roll-forward of Level 3 fair values was required beginning in 2011.

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

Goodwill   Goodwill represents the excess of cost of subsidiaries over AFG’s equity in their underlying net assets. Goodwill is not amortized, but is subject to an impairment test at least annually. Under guidance adopted in 2011, an entity is not required to complete the quantitative annual goodwill impairment test on a reporting unit if the entity elects to perform a qualitative analysis and determines that it is more likely than not that the reporting unit’s fair value exceeds its carrying amount. The adoption of this guidance did not impact AFG’s results of operations or financial position.

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

A subsidiary cedes life insurance policies to a third party on a funds withheld basis whereby the subsidiary retains the assets (securities) associated with the reinsurance contract. Interest is credited to the reinsurer based on the actual investment performance of the retained assets. This reinsurance contract is considered to contain an embedded derivative (that must be adjusted to fair value) because the yield on the payable is based on a specific block of the ceding company’s assets, rather than the overall creditworthiness of the ceding company. AFG determined that changes in the fair value of the underlying portfolio of fixed maturity securities is an appropriate measure of the value of the embedded derivative. The securities related to this contract are classified as “trading.” The adjustment to the fair value of the embedded derivative offsets the investment income recorded on the adjustment to the fair value of the related trading portfolio.

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

DPAC related to annuities is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of actual and expected gross profits on the policies. Expected gross profits consist principally of estimated future investment margin (estimated future net investment income less interest credited on policyholder funds) and surrender, mortality, and other life and annuity policy charges, less death, annuitization and guaranteed withdrawal benefits in excess of account balances and estimated future policy administration expenses. To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains (losses) on securities.

DPAC related to traditional life and health insurance is amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues.

DPAC includes the present value of future profits on business in force of annuity and life, accident and health insurance companies acquired (“PVFP”). PVFP represents the portion of the costs to acquire companies that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. PVFP is amortized with

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

interest in relation to expected gross profits of the acquired policies for annuities and universal life products and in relation to the premium paying period for traditional life and health insurance products.

DPAC and certain other balance sheet amounts related to annuity, long-term care and life businesses are also adjusted, net of tax, for the change in expense that would have been recorded if the unrealized gains (losses) from securities had actually been realized. These adjustments are included in unrealized gains (losses) on marketable securities, a component of accumulated other comprehensive income in AFG’s Balance Sheet.

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

AFG has elected the fair value option for reporting on the CLO assets and liabilities to improve the transparency of financial reporting related to the CLOs. The net gain or loss from accounting for the CLO assets and liabilities at fair value subsequent to January 1, 2010, is separately presented in AFG’s Statement of Earnings. CLO earnings attributable to AFG’s shareholders represent the change in fair value of AFG’s investments in the CLOs (including distributions) and management fees earned. All other CLO earnings (losses) are not attributable to AFG’s shareholders and will ultimately inure to the benefit of the other CLO debt holders. As a result, such CLO earnings (losses) are included in net earnings (loss) attributable to noncontrolling interests in AFG’s Statement of Earnings and in appropriated retained earnings — managed investment entities in the Balance Sheet. As the CLOs approach maturity (2016 to 2023), it is expected that losses attributable to noncontrolling interests will reduce appropriated retained earnings towards zero as the fair values of the assets and liabilities converge and the CLO assets are used to pay the CLO debt.

At December 31, 2012, assets and liabilities of managed investment entities include $107 million in assets and $87 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that is expected to close in March 2013. Upon closing, all warehoused assets are expected to be transferred to the new CLO and the liabilities will be repaid.

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

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, guaranteed withdrawals and excess benefits expected to be paid on future deaths and annuitizations (“EDAR”). The liability for EDAR is accrued for and modified using assumptions consistent with those used in determining DPAC and DPAC amortization, except that amounts are determined in relation to the present value of total expected assessments. Total expected assessments consist principally of estimated future investment margin, surrender, mortality, and other life and annuity policy charges, and unearned revenues once they are recognized as income.

Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati.

Unearned Revenue   Policy charges that represent fees for future services are deferred as unearned revenue (included in other liabilities) and recognized in net earnings using the same assumptions and estimated gross profits used to amortize DPAC.

Life, Accident and Health Reserves   Liabilities for future policy benefits under traditional life, accident and health policies are computed using the net level premium method. Computations are based on the original projections of investment yields, mortality, morbidity and surrenders and include provisions for unfavorable deviations unless a loss recognition event (premium deficiency) occurs. Claim reserves and liabilities established for accident and health claims are modified as necessary to reflect actual experience and developing trends.

For long-duration contracts (such as traditional life and long-term care policies), loss recognition occurs when, based on current expectations as of the measurement date, existing contract liabilities plus the present value of future premiums (including reasonably expected rate increases) are not expected to cover the present value of future claims payments and related settlement and maintenance costs (excluding overhead) as well as unamortized acquisition costs. If a block of business is determined to be in loss recognition, a charge is recorded in earnings in an amount equal to the excess of the present value of expected future claims costs and unamortized acquisition costs over existing reserves plus the present value of expected future premiums (with no provision for adverse deviation). The charge is recorded first to reduce unamortized acquisition costs and then as an additional reserve (if unamortized acquisition costs have been reduced to zero).

In addition, reserves for traditional life and long-term care policies are subject to adjustment for loss recognition charges that would have been recorded if the unrealized gains from securities had actually been realized. This adjustment is included in unrealized gains (losses) on marketable securities, a component of accumulated other comprehensive income in AFG’s Balance Sheet.

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

AFG recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained under examination by the appropriate taxing authority. Interest and penalties on AFG’s reserve for uncertain tax positions are recognized as a component of tax expense.

Stock-Based Compensation   All share-based grants are recognized as compensation expense on a straight-line basis over their vesting periods based on their calculated fair value at the date of grant. AFG uses the Black-Scholes pricing model to measure the fair value of employee stock options. See Note K — “Shareholders’ Equity” for further information.

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

Earnings Per Share   Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: 2012 – 1.7 million, 2011 – 1.6 million and 2010 – 1.3 million.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: 2012 – 1.8 million, 2011 – 2.3 million and 2010 – 3.5 million. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2012, 2011 and 2010 periods.

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

B.     Acquisitions and Sales of Subsidiaries

Vanliner Group, Inc. (“Vanliner”)   In July 2010, National Interstate (“NATL”), a 52%-owned subsidiary of AFG, completed the acquisition of Vanliner, a market leader in providing insurance for the moving and storage industry for $114 million (including post-closing adjustments). The initial purchase price (funded primarily with cash on hand) was based on Vanliner’s estimated tangible book value at the date of closing and is subject to certain adjustments, including a four and one-half year balance sheet guarantee whereby both favorable and unfavorable developments related to the closing balance sheet inure to the seller, UniGroup, Inc. In accordance with accounting guidance, all assets acquired and liabilities assumed were recognized at their fair values as of the acquisition date. The purchase price allocation based on these fair values resulted in a gain on purchase of $7 million (included in realized gains (losses) on subsidiaries). Vanliner’s premiums associated with policies in force as of December 31, 2012 totaled approximately $107 million. Pro forma results of operations for AFG assuming the acquisition of Vanliner had taken place at the beginning of 2010 would not differ significantly from actual reported results.

Medicare Supplement and Critical Illness Businesses   On August 31, 2012, AFG completed the sale of its Medicare supplement and critical illness businesses, which included Loyal American Life Insurance Company and four other insurance companies, to Cigna Corporation for $326 million in cash resulting in a pretax gain of $170 million (including post-closing

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

adjustments). Since the transaction includes the ongoing cessions of certain business to Cigna, the operations being sold are not reported as discontinued operations. Following the sale, AFG’s former supplemental insurance operations consist solely of its run-off long-term care business.

The impact of the August 2012 sale of the Medicare supplement and critical illness businesses on AFG’s financial statements is shown below (in millions):

Sale proceeds	$326
Expenses	(11)
Net proceeds	$315

Assets of businesses sold:
Cash and investments	$217
Deferred policy acquisition costs	108
Other assets	31
Total assets	356
Liabilities of businesses sold:
Life, accident and health reserves	209
Other liabilities	2
Total liabilities	211
Net assets of businesses sold	$145

Gain on sale of subsidiaries	$170

Summarized Statement of Earnings information for the Medicare supplement and critical illness businesses through the sale date is shown below (in millions):

	Year ended December 31,
	2012 (*)	2011	2010
Total revenues	$212	$325	$341
Total costs and expenses	184	291	310
Operating earnings before income taxes	$28	$34	$31

(*) Reflects revenues and expenses through the end of August 2012.

Other Businesses   During 2012, AFG acquired the outstanding 28% of Marketform, its London-based Lloyd’s property and casualty insurance operation, that it did not already own for $17 million and sold an additional small annuity company for $7 million.

C.    Segments of Operations

In December 2012, AFG disaggregated its annuity and supplemental operations into three reporting segments — annuity, run-off long-term care and life, and Medicare supplement and critical illness. The segment reporting changes reflect the Company’s revised, more granular view of these businesses following the sale of the Medicare supplement and critical illness business in the third quarter of 2012 and significant loss recognition charge in the long-term care business in the fourth quarter of 2012. This change will give management and investors greater insight into the results of operations and financial position of each of these businesses. The changes in AFG’s internal financial reporting related to this disaggregation took effect on December 31, 2012, and resulted in these reporting segment changes. Prior period amounts have been restated to conform to the new presentation.

AFG manages its business as five segments: (i) property and casualty insurance, (ii) annuity, (iii) run-off long-term care and life, (iv) Medicare supplement and critical illness and (v) other, which includes holding company assets and costs, and the assets and operations attributable to the noncontrolling interests of the managed investment entities.

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

excess and surplus, general liability, executive liability, umbrella and excess liability, customized programs for small to mid-sized businesses and workers’ compensation, and (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including collateral and mortgage protection insurance), surety and fidelity products and trade credit insurance. AFG’s annuity business markets traditional fixed and fixed-indexed annuities in the individual, bank and education markets. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

Sales of property and casualty insurance outside of the United States represented 5% of AFG’s revenues in 2012 and 2011 and 4% in 2010.

The following tables (in millions) show AFG’s assets, revenues and operating earnings before income taxes by significant business segment and sub-segment.

	2012	2011	2010
Assets
Property and casualty insurance (a)	$12,163	$11,740	$11,466
Annuity	20,909	18,245	15,646
Run-off long-term care and life	2,304	1,785	1,596
Medicare supplement and critical illness (b)	—	359	454
Other	3,795	3,709	3,079
Total assets	$39,171	$35,838	$32,241

Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$1,423	$1,412	$1,167
Specialty casualty	948	872	873
Specialty financial	405	408	446
Other	71	67	64
Total premiums earned	2,847	2,759	2,550
Investment income	279	296	341
Other income	67	65	64
Total property and casualty insurance	3,193	3,120	2,955
Annuity:
Investment income	982	868	788
Other income	85	73	70
Total annuity	1,067	941	858
Run-off long-term care and life	212	212	218
Medicare supplement and critical illness (b)	212	325	341
Other	7	79	37
Total revenues before realized gains (losses)	4,691	4,677	4,409
Realized gains (losses) on securities	210	76	101
Realized gains (losses) on subsidiaries	161	(3)	(13)
Total revenues	$5,062	$4,750	$4,497

(a)   Not allocable to sub-segments.
(b)   Sold in August 2012.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2012	2011	2010
Operating Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$19	$113	$141
Specialty casualty	53	35	45
Specialty financial	44	65	123
Other	15	18	8
Other lines (a)	(44)	(51)	(11)
Total underwriting	87	180	306
Investment and other income, net	237	263	299
Total property and casualty insurance	324	443	605
Annuity	256	188	159
Run-off long-term care and life (b)	(157)	—	7
Medicare supplement and critical illness (c)	28	34	31
Other (d)	(285)	(180)	(196)
Total operating earnings before realized gains (losses) and income taxes	166	485	606
Realized gains (losses) on securities	210	76	101
Realized gains (losses) on subsidiaries	161	(3)	(13)
Total operating earnings before income taxes	$537	$558	$694

(a)	Includes third quarter 2012 and second quarter 2011 special charges of $31 million and $50 million, respectively, to increase asbestos and environmental reserves.

(b)	Includes a loss recognition charge of $153 million in the fourth quarter of 2012.

(c)	Sold in August 2012.

(d)
Includes holding company expenses, a second quarter 2011 special charge of $9 million to increase asbestos and environmental reserves and $98 million, $24 million and $64 million in losses of managed investment entities attributable to noncontrolling interests for the years ended December 31, 2012, 2011 and 2010, respectively. Holding company expenses in 2012 also include an $8 million loss on retirement of debt and a $15 million charge for a labor matter related to AFG’s former railroad operations.

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

AFG’s management is responsible for the valuation process and uses data from outside sources (including nationally recognized pricing services and broker/dealers) in establishing fair value. AFG’s internal investment professionals are a group of approximately 20 analysts whose primary responsibility is to manage AFG’s investment portfolio. These professionals monitor individual investments as well as overall industries and are active in the financial markets on a daily basis. The group is led by AFG’s chief investment officer, who reports directly to one of AFG’s Co-CEOs. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. In addition, the Company communicates directly with the pricing service regarding the methods and assumptions used in pricing, including verifying, on a test basis, the inputs used by the service to value specific securities.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements at December 31 are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2012
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$227	$141	$20	$388
States, municipalities and political subdivisions	—	4,410	58	4,468
Foreign government	—	260	—	260
Residential MBS	—	3,833	371	4,204
Commercial MBS	—	2,896	22	2,918
Corporate and other	5	11,386	489	11,880
Total AFS fixed maturities	232	22,926	960	24,118
Trading fixed maturities	—	321	—	321
Equity securities	781	121	37	939
Assets of managed investment entities (“MIE”)	256	2,929	40	3,225
Variable annuity assets (separate accounts) (a)	—	580	—	580
Other investments	—	133	—	133
Total assets accounted for at fair value	$1,269	$27,010	$1,037	$29,316
Liabilities:
Liabilities of managed investment entities	$147	$—	$2,745	$2,892
Derivatives in annuity benefits accumulated	—	—	465	465
Other liabilities — derivatives	—	17	—	17
Total liabilities accounted for at fair value	$147	$17	$3,210	$3,374

December 31, 2011
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$248	$134	$—	$382
States, municipalities and political subdivisions	—	3,794	83	3,877
Foreign government	—	254	—	254
Residential MBS	—	3,487	361	3,848
Commercial MBS	—	2,821	19	2,840
Corporate and other	9	10,078	519	10,606
Total AFS fixed maturities	257	20,568	982	21,807
Trading fixed maturities	—	439	1	440
Equity securities	888	29	11	928
Assets of managed investment entities	290	2,724	44	3,058
Variable annuity assets (separate accounts) (a)	—	548	—	548
Other investments	—	71	—	71
Total assets accounted for at fair value	$1,435	$24,379	$1,038	$26,852
Liabilities:
Liabilities of managed investment entities	$194	$—	$2,593	$2,787
Derivatives in annuity benefits accumulated	—	—	361	361
Other liabilities — derivatives	—	23	—	23
Total liabilities accounted for at fair value	$194	$23	$2,954	$3,171
 (a)   Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

At March 31, 2012, six preferred stocks with an aggregate fair value of $35 million and at December 31, 2012, one preferred stock with a fair value of $6 million, were transferred from Level 1 to Level 2 due to decreases in trade frequency, resulting in lack of available trade data sufficient to warrant classification in Level 1. At December 31, 2012, two perpetual preferred stocks with fair values aggregating $16 million and one redeemable preferred stock (included in Corporate and other fixed maturities) with a fair value of $2 million were transferred from Level 2 to Level 1 reflecting the frequency of trade activity. During 2011, there were no significant transfers between Level 1 and Level 2. Approximately 4% of the total assets carried at fair value on December 31, 2012, were Level 3 assets. Approximately 90% ($920 million) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than one-half of 1% of the total assets measured at fair value and less than 3% of AFG’s shareholders’ equity, changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

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

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $465 million at December 31, 2012. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.45% – 2.05% over the risk free rate
Risk margin for uncertainty in cash flows	0.4% reduction in the discount rate
Surrenders	4% – 20% of indexed account value
Partial surrenders	2% – 5% of indexed account value
Annuitizations	1% – 2% of indexed account value
Deaths	1% – 2.5% of indexed account value
Budgeted option costs	2.5% – 4.0% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed annuity products with an expected range of 5% to 12% in the majority of future calendar years (4% — 20% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flows assumptions in the table above would increase the fair value of the fixed-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during 2012, 2011 and 2010 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2011	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2012
AFS fixed maturities:
U.S. government	$—	$—	$—	$20	$—	$—	$—	$20
State and municipal	83	—	4	19	(7)	8	(49)	58
Residential MBS	361	5	17	96	(45)	228	(291)	371
Commercial MBS	19	1	2	—	—	—	—	22
Corporate and other	519	10	17	141	(71)	29	(156)	489
Trading fixed maturities	1	—	—	—	—	—	(1)	—
Equity securities	11	—	2	30	—	13	(19)	37
Assets of MIE	44	—	—	20	(14)	13	(23)	40
Liabilities of MIE (*)	(2,593)	(189)	—	(793)	830	—	—	(2,745)
Embedded derivatives	(361)	(57)	—	(73)	26	—	—	(465)

(*)	Total realized/unrealized loss included in net income includes losses of $125 million related to liabilities outstanding as of December 31, 2012. See Note H — “Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2010	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2011
AFS fixed maturities:
State and municipal	$20	$—	$4	$58	$(4)	$17	$(12)	$83
Residential MBS	312	3	(9)	42	(38)	127	(76)	361
Commercial MBS	6	1	—	9	—	13	(10)	19
Corporate and other	436	2	15	236	(72)	90	(188)	519
Trading fixed maturities	3	—	—	—	—	—	(2)	1
Equity securities	21	—	1	2	(2)	2	(13)	11
Assets of MIE	48	(8)	—	32	(18)	9	(19)	44
Liabilities of MIE (*)	(2,258)	—	—	(401)	66	—	—	(2,593)
Embedded derivatives	(181)	(29)	—	(171)	20	—	—	(361)

(*)	Total realized/unrealized loss included in net income includes losses of $3 million related to liabilities outstanding as of December 31, 2011. See Note H — “Managed Investment Entities.”

			Total realized/unrealized gains (losses) included in
	Balance at December 31, 2009	Consolidate Managed Inv. Entities	Net income	Other comprehensive income (loss)	Purchases, sales, issuances and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2010
AFS fixed maturities:
State and municipal	$23	$—	$—	$1	$(4)	$17	$(17)	$20
Residential MBS	435	—	7	26	17	27	(200)	312
Commercial MBS	—	—	—	—	6	—	—	6
Corporate and other	311	(6)	(10)	10	100	118	(87)	436
Trading fixed maturities	1	—	—	—	4	2	(4)	3
Equity securities	25	—	—	(1)	—	—	(3)	21
Assets of MIE	—	90	8	—	(16)	26	(60)	48
Liabilities of MIE (*)	—	(2,084)	(220)	—	46	—	—	(2,258)
Embedded derivatives	(113)	—	(23)	—	(45)	—	—	(181)

(*)	Total realized/unrealized loss included in net income includes losses of $213 million related to liabilities outstanding as of December 31, 2010. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements at December 31 are summarized below (in millions):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
2012
Financial assets:
Cash and cash equivalents	$1,705	$1,705	$1,705	$—	$—
Mortgage loans	607	613	—	—	613
Policy loans	228	228	—	—	228
Total financial assets not accounted for at fair value	$2,540	$2,546	$1,705	$—	$841
Financial liabilities:
Annuity benefits accumulated (*)	$17,405	$17,422	$—	$—	$17,422
Long-term debt	953	1,086	—	990	96
Total financial liabilities not accounted for at fair value	$18,358	$18,508	$—	$990	$17,518

2011
Financial assets:
Cash and cash equivalents	$1,324	$1,324	$1,324	$—	$—
Mortgage loans	401	401	—	—	401
Policy loans	252	252	—	—	252
Total financial assets not accounted for at fair value	$1,977	$1,977	$1,324	$—	$653
Financial liabilities:
Annuity benefits accumulated (*)	$15,219	$15,314	$—	$—	$15,314
Long-term debt	934	1,010	—	891	119
Total financial liabilities not accounted for at fair value	$16,153	$16,324	$—	$891	$15,433

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities and equity securities at December 31 consisted of the following (in millions):

	2012				2011
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$373	$388	$15	$—	$363	$382	$19	$—
States, municipalities and political subdivisions	4,144	4,468	329	(5)	3,613	3,877	267	(3)
Foreign government	242	260	18	—	236	254	18	—
Residential MBS	3,921	4,204	337	(54)	3,858	3,848	170	(180)
Commercial MBS	2,583	2,918	335	—	2,628	2,840	218	(6)
Corporate and other	10,820	11,880	1,067	(7)	9,864	10,606	802	(60)
Total fixed maturities	$22,083	$24,118	$2,101	$(66)	$20,562	$21,807	$1,494	$(249)
Common stocks	$600	$749	$157	$(8)	$610	$797	$207	$(20)
Perpetual preferred stocks	$178	$190	$13	$(1)	$134	$131	$5	$(8)

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative charges taken for residential MBS still owned at both December 31, 2012 and December 31, 2011 were $227 million.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost

2012
Fixed maturities:
U.S. Government and government agencies	$—	$22	100%	$—	$—	—%
States, municipalities and political subdivisions	(5)	285	98%	—	24	100%
Foreign government	—	—	—%	—	—	—%
Residential MBS	(3)	146	98%	(51)	411	89%
Commercial MBS	—	16	100%	—	—	—%
Corporate and other	(3)	383	99%	(4)	108	96%
Total fixed maturities	$(11)	$852	99%	$(55)	$543	91%
Common stocks	$(8)	$88	92%	$—	$—	—%
Perpetual preferred stocks	$—	$7	100%	$(1)	$25	96%

2011
Fixed maturities:
U.S. Government and government agencies	$—	$2	100%	$—	$—	—%
States, municipalities and political subdivisions	(2)	120	98%	(1)	59	98%
Foreign government	—	1	100%	—	—	—%
Residential MBS	(59)	1,141	95%	(121)	473	80%
Commercial MBS	(6)	183	97%	—	18	100%
Corporate and other	(43)	940	96%	(17)	114	87%
Total fixed maturities	$(110)	$2,387	96%	$(139)	$664	83%
Common stocks	$(19)	$169	90%	$(1)	$4	80%
Perpetual preferred stocks	$(1)	$23	96%	$(7)	$31	82%

At December 31, 2012, the gross unrealized losses on fixed maturities of $66 million relate to approximately 365 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 23% of the gross unrealized loss and 63% of the fair value.

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

a)	whether the unrealized loss is credit-driven or a result of changes in market interest rates,

b)	the extent to which fair value is less than cost basis,

c)	cash flow projections received from independent sources,

d)	historical operating, balance sheet and cash flow data contained in issuer SEC filings and news releases,

e)	near-term prospects for improvement in the issuer and/or its industry,

f)	third party research and communications with industry specialists,

g)	financial models and forecasts,

h)	the continuity of dividend payments, maintenance of investment grade ratings and hybrid nature of certain investments,

i)	discussions with issuer management, and

j)	ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For 2012, AFG recorded in earnings $7 million in other-than-temporary impairment charges related to its residential MBS.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2012.

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions).

	2012	2011	2010
Balance at January 1	$187	$143	$99
Additional credit impairments on:
Previously impaired securities	5	44	44
Securities without prior impairments	2	8	9
Reductions — disposals	(2)	(8)	(9)
Balance at December 31	$192	$187	$143

The table below sets forth the scheduled maturities of available for sale fixed maturities as of December 31, 2012 (in millions). Asset-backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. MBS had an average life of approximately 4 years at December 31, 2012.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$867	$887	4%
After one year through five years	5,526	5,963	25
After five years through ten years	6,675	7,394	31
After ten years	2,511	2,752	11
	15,579	16,996	71
MBS	6,504	7,122	29
Total	$22,083	$24,118	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at December 31, 2012 or 2011.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Net Unrealized Gain on Marketable Securities   In addition to adjusting equity securities and fixed maturity securities classified as “available for sale” to fair value, GAAP requires that deferred policy acquisition costs and certain other balance sheet amounts related to annuity, long-term care and life businesses be adjusted to the extent that unrealized gains and losses from securities would result in adjustments to those balances had the unrealized gains or losses actually been realized. The following table shows (in millions) the components of the net unrealized gain on securities that is included in Accumulated Other Comprehensive Income in AFG’s Balance Sheet.

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
December 31, 2012
Unrealized gain on:
Fixed maturities	$2,035	$(726)	$1,309
Equity securities	161	(57)	104
Deferred policy acquisition costs	(710)	247	(463)
Annuity benefits accumulated	(136)	48	(88)
Life, accident and health reserves	(117)	41	(76)
Other liabilities	57	(20)	37
	$1,290	$(467)	$823
December 31, 2011
Unrealized gain on:
Fixed maturities	$1,245	$(444)	$801
Equity securities	184	(65)	119
Deferred policy acquisition costs	(537)	188	(349)
Annuity benefits accumulated	(30)	11	(19)
Other liabilities	40	(14)	26
	$902	$(324)	$578

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (a)	Tax Effects	Noncon- trolling Interests	Total
Year ended December 31, 2012
Realized before impairments	$55	$192	$(3)	$(8)	$(83)	$(2)	$151
Realized — impairments	(9)	(24)	—	7	9	—	(17)
Change in unrealized	790	(23)	—	(379)	(136)	(7)	245
Year ended December 31, 2011
Realized before impairments	$68	$88	$(24)	$(4)	$(45)	$(2)	$81
Realized — impairments	(57)	(6)	(5)	16	18	1	(33)
Change in unrealized	407	(48)	—	(218)	(49)	(5)	87
Year ended December 31, 2010
Realized before impairments	$146	$36	$(5)	$(14)	$(57)	$(2)	$104
Realized — impairments	(79)	(1)	(6)	24	22	—	(40)
Change in unrealized	751	49	—	(293)	(177)	(2)	328

(a)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) on securities include net gains of $5 million in 2012 compared to net losses of less than $1 million in 2011 and net gains of $50 million in 2010 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	2012	2011	2010
Fixed maturities:
Gross gains	$55	$77	$108
Gross losses	(4)	(9)	(11)
Equity securities:
Gross gains	196	90	35
Gross losses	(4)	(1)	—

F.    Derivatives

As discussed under “Derivatives” in Note A, AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.

The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		December 31, 2012		December 31, 2011
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$110	$—	$99	$—
Interest rate swaptions	Other investments	1	—	5	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	465	—	361
Equity index call options	Other investments	132	—	66	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	17	—	23
		$243	$482	$170	$384

The MBS with embedded derivatives consist primarily of interest-only MBS with interest rates that float inversely with short-term rates. AFG records the entire change in the fair value of these securities in earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

AFG has $800 million notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring between 2013 and 2015) outstanding at December 31, 2012, which are used to mitigate interest rate risk in its annuity operations. AFG paid $23 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.

AFG’s fixed-indexed annuities, which represented approximately 40% of annuity benefits accumulated at December 31, 2012, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives. As shown in the table below, both the embedded derivative and call options declined in value during 2011. The decline in fair value of the options reflects the relatively flat stock market during 2011. However, the negative impact of lower interest rates more than offset the positive impact of the flat stock market on the fair value of the fixed-indexed annuities embedded derivative.

As discussed under “Reinsurance” in Note A, certain reinsurance contracts are considered to contain embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for 2012, 2011 and 2010 (in millions):

Derivative	Statement of Earnings Line	2012	2011	2010
MBS with embedded derivatives	Realized gains	$5	$—	$50
Interest rate swaptions	Realized gains	(4)	(24)	(7)
Fixed-indexed annuities (embedded derivative)	Annuity benefits	(57)	(29)	(23)
Equity index call options	Annuity benefits	66	(13)	41
Reinsurance contracts (embedded derivative)	Investment income	(6)	(9)	(9)
		$4	$(75)	$52

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other (*)
	Deferred	Deferred	Sales	Present Value			Consolidated
	Costs	Costs	Inducements	of Future Profits	Unrealized	Total	Total
Balance at December 31, 2009	$186	$781	$189	$190	$(17)	$1,143	$1,329
Additions	399	195	31	—	—	226	625
Amortization:
Periodic amortization	(404)	(139)	(22)	(27)	—	(188)	(592)
Annuity unlocking	—	(34)	(9)	1	—	(42)	(42)
Included in realized gains	—	9	—	—	—	9	9
Change in unrealized	—	—	—	—	(298)	(298)	(298)
Balance at December 31, 2010	181	812	189	164	(315)	850	1,031

Additions	433	239	18	—	—	257	690
Amortization:
Periodic amortization	(425)	(146)	(24)	(21)	—	(191)	(616)
Annuity unlocking	—	(2)	6	1	—	5	5
Included in realized gains	—	13	—	—	—	13	13
Change in unrealized	—	—	—	—	(222)	(222)	(222)
Balance at December 31, 2011	189	916	189	144	(537)	712	901

Additions	438	212	15	—	—	227	665
Amortization:
Periodic amortization	(423)	(148)	(30)	(17)	—	(195)	(618)
Annuity unlocking	—	(33)	(4)	—	—	(37)	(37)
Loss recognition charge	—	(67)	—	(12)	—	(79)	(79)
Included in realized gains	—	(1)	—	—	—	(1)	(1)
Sale of subsidiaries	—	(92)	—	(16)	—	(108)	(108)
Change in unrealized	—	—	—	—	(173)	(173)	(173)
Balance at December 31, 2012	$204	$787	$170	$99	$(710)	$346	$550

(*)	Includes AFG’s Medicare supplement and critical illness business (sold in 2012) and AFG’s run-off long-term care and life businesses.

See Accounting Standards Adopted in 2012 under Note A — “Accounting Policies.”

The PVFP amounts in the table above are net of $184 million and $195 million of accumulated amortization at December 31, 2012 and 2011, respectively. The loss recognition charge recorded in the fourth quarter of 2012 for AFG’s closed block of long-term care insurance resulted in the write off of all remaining deferred policy acquisition costs for this business. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-sixth of the balance at the beginning of each respective year.

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 7.5% to 51.2% of the most subordinate debt tranche of nine collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2004 and 2012, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay operating expenses (including management fees to AFG), interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $257 million (including $89 million invested in the most subordinate debt tranches) at December 31, 2012, and $98 million at December 31, 2011.

In February 2012, one of the AFG CLOs was substantially liquidated at the instruction of the holder of the majority of the most subordinate debt tranche, as permitted by the CLO indentures. In 2012, AFG formed two new CLOs, which issued an aggregate face amount of $860 million of liabilities (including $74 million face amount purchased by subsidiaries of AFG). In 2012, AFG subsidiaries also purchased $74 million face amount of senior debt tranches of existing CLOs for $69 million.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Year ended December 31,
	2012	2011	2010
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$95	$(33)	$150
Liabilities	(189)	—	(220)
Management fees paid to AFG	18	19	15
CLO earnings (losses) attributable to (b):
AFG shareholders	31	6	17
Noncontrolling interests	(98)	(24)	(64)

(a)	Included in Revenues in AFG’s Statement of Earnings.

(b)	Included in Operating earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $29 million and $120 million at December 31, 2012 and 2011. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $123 million and $306 million at those dates. The CLO assets include $5 million and $2 million in loans (aggregate unpaid principal balance of $12 million and $7 million, respectively) at December 31, 2012 and 2011, for which the CLOs are not accruing interest because the loans are in default.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

I.    Goodwill and Other Intangibles

Changes in the carrying value of goodwill during 2010, 2011 and 2012, by reporting segment, are presented in the following table (in millions):

	Property and Casualty	Annuity	Medicare Supplement and Critical Illness	Total
Balance at January 1, 2010	$152	$34	$22	$208
Impairment charge	—	—	(22)	(22)
Balance at December 31, 2010 and 2011	152	34	—	186
Sale of subsidiary	—	(1)	—	(1)
Balance at December 31, 2012	$152	$33	$—	$185

In the third quarter of 2010, management decided to de-emphasize the sale of supplemental health insurance products through career agents, including the sale of a marketing subsidiary. As a result of this decision, AFG performed an interim impairment test of the goodwill associated with the reporting unit using an income valuation method based on discounted cash flows. Based on the results of this test, AFG recorded a goodwill impairment charge of $22 million (included in realized gains (losses) on subsidiaries) to write off all of the goodwill related to this reporting unit. In the third quarter of 2012, goodwill decreased $1 million due to the sale of a small annuity subsidiary.

Included in other assets in AFG’s Balance Sheet is $28 million at December 31, 2012 and $41 million at December 31, 2011 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $61 million and $47 million, respectively. Amortization of these intangibles was $14 million in 2012 and $12 million in each of 2011 and 2010. Future amortization of intangibles (weighted average amortization period of 2 years) is estimated to be $14 million in 2013, $13 million in 2014 and $1 million in 2015. Other assets also include $8 million in non-amortizable intangible assets related to property and casualty insurance acquisitions.

J.    Long-Term Debt

The carrying value of long-term debt consisted of the following at December 31 (in millions):

	2012	2011
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	—
5-3/4% Senior Notes due August 2042	125	—
7% Senior Notes due September 2050	132	132
7-1/8% Senior Debentures due February 2034	—	115
Other	3	3
	840	600
Subsidiaries:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures due November 2033	—	112
7-1/4% Senior Debentures due January 2034	—	86
Notes payable secured by real estate due 2013 through 2016	62	64
Secured borrowings ($16 and $17 guaranteed by AFG)	19	30
National Interstate bank credit facility	12	22
	93	314
Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures due May 2033	20	20
	$953	$934

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

At December 31, 2012, scheduled principal payments on debt for the subsequent five years were as follows: 2013 — $20 million; 2014 — $2 million; 2015 — $14 million; 2016 — $45 million and 2017 — $12 million.

As shown below at December 31 (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	2012	2011
Unsecured obligations	$872	$840
Obligations secured by real estate	62	64
Other secured borrowings	19	30
	$953	$934

In December 2012, AFG replaced its existing credit facility with a new four-year, $500 million revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at December 31, 2012.

In November 2012, National Interstate replaced its $50 million bank credit facility with a new five-year, $100 million unsecured credit agreement. At December 31, 2012, there was $12 million outstanding under this agreement, bearing interest at a rate equal to three-month LIBOR plus 0.875% (1.186% at December 31, 2012).

In June 2012, AFG issued $230 million in 6-3/8% Senior Notes due 2042 and used the proceeds to redeem the outstanding AAG Holding Company 7-1/2% and 7-1/4% Senior Debentures at par value in July 2012. In August 2012, AFG issued $125 million in 5-3/4% Senior Notes due 2042 and used the proceeds to redeem the outstanding AFG 7-1/8% Senior Debentures at par value in September 2012.

Cash interest payments on long-term debt were $75 million in 2012, $74 million in 2011 and $68 million in 2010. Interest expense in the Statement of Earnings includes interest credited on funds held by AFG’s insurance subsidiaries under reinsurance contracts and other similar agreements as follows: $9 million in 2012 and $10 million in 2011 and 2010.

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

At December 31, 2012, there were 13.7 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plans. Options are granted with an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant and expire ten years after the date of grant.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Data for stock options issued under AFG’s stock incentive plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2012	7,922,474	$27.05
Granted	1,076,500	$38.10
Exercised	(1,702,782)	$23.86
Forfeited/Cancelled	(76,450)	$31.22
Outstanding at December 31, 2012	7,219,742	$29.40	5.5 years	$73

Options exercisable at December 31, 2012	4,405,197	$28.13	4.0 years	$50

The total intrinsic value of options exercised during 2012, 2011 and 2010 was $25 million, $23 million and $19 million, respectively. During 2012, 2011 and 2010, AFG received $40 million, $33 million and $27 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $8 million, $7 million and $6 million, respectively.

AFG uses the Black-Scholes option pricing model to calculate the fair value of its option grants. Expected volatility is based on historical volatility over a period equal to the expected term. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The weighted average fair value of options granted during 2012, 2011 and 2010 was$13.02 per share, $12.49 per share and $8.90 per share, respectively, based on the following assumptions:

	2012	2011	2010
Expected dividend yield	1.8%	1.9%	2.2%
Expected volatility	39%	38%	39%
Expected term (in years)	7.3	7.3	7.5
Risk-free rate	1.4%	3.0%	3.2%

The restricted Common Stock that AFG has granted generally vests over a three or four year period. Data relating to grants of restricted stock is presented below:

	Shares	Average Grant Date Fair Value
Outstanding at January 1, 2012	415,122	$27.85
Granted	133,931	$38.09
Vested	(103,804)	$29.08
Outstanding at December 31, 2012	445,249	$30.65

AFG issued 111,270 shares of Common Stock (fair value of $38.38 per share) in the first quarter of 2012 and 188,302 shares (fair value of $33.99 per share) in the first quarter of 2011 under its Equity Bonus Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries for 2012, 2011 and 2010 was $26 million, $22 million and $20 million, respectively. Related tax benefits totaled $8 million in 2012, $7 million in 2011 and $6 million in 2010. At December 31, 2012, there was $23 million and $8 million of unrecognized compensation expense related to nonvested stock options and restricted stock awards, respectively. These amounts are expected to be recognized over a weighted average of 3.3 and 2.3 years, respectively.

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

			Other Comprehensive Income
	AOCI Beginning Balance		Pretax	Tax	Noncontrolling interests	Net	Other (b)	AOCI Ending Balance
Year ended December 31, 2012
Net unrealized gains on securities	$578	(a)	$388	$(136)	$(7)	$245	$—	$823	(a)
Foreign currency translation adjustments	10		6	—	(1)	5	(1)	14
Pension and other postretirement plans adjustments	(8)		2	—	—	2	—	(6)
Total	$580		$396	$(136)	$(8)	$252	$(1)	$831

Year ended December 31, 2011
Net unrealized gains on securities	$491	(a)	$141	$(49)	$(5)	$87	$—	$578	(a)
Foreign currency translation adjustments	12		(1)	—	(1)	(2)	—	10
Pension and other postretirement plans adjustments	(8)		—	—	—	—	—	(8)
Total	$495		$140	$(49)	$(6)	$85	$—	$580

Year ended December 31, 2010
Net unrealized gains on securities	$167		$507	$(177)	$(2)	$328	$(4)	$491	(a)
Foreign currency translation adjustments	5		8	—	—	8	(1)	12
Pension and other postretirement plans adjustments	(8)		—	—	—	—	—	(8)
Total	$164		$515	$(177)	$(2)	$336	$(5)	$495

(a)
Includes net unrealized gains of $33 million at December 31, 2012 compared to net unrealized losses of $16 million and $11 million at December 31, 2011 and 2010, respectively, related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

(b)	Other reflects the cumulative effect of accounting change in 2010 and the acquisition of noncontrolling interest in a subsidiary in 2012.

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in millions):

	2012	2011	2010
Earnings before income taxes	$537	$558	$694

Income taxes at statutory rate	$188	$195	$243
Effect of:
Tax case and settlement of open tax years	(67)	—	—
Change in valuation allowance	3	44	(1)
Losses of managed investment entities	34	9	23
Goodwill impairment charge	—	—	8
Subsidiaries not in AFG’s tax return	(3)	5	6
Tax exempt interest	(23)	(23)	(16)
Other	3	9	5
Provision for income taxes as shown on the Statement of Earnings	$135	$239	$268

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG was involved in litigation with the IRS regarding the calculation of tax reserves for certain annuity liabilities pursuant to Actuarial Guideline 33. In 2010, the U.S. District Court in Southern Ohio issued a final summary judgment in favor of AFG. The IRS appealed the District Court decision to the Sixth Circuit Court of Appeals, which heard oral arguments on March 7, 2012. On May 4, 2012, the Sixth Circuit Court of Appeals affirmed the summary judgment of the District Court in favor of AFG. On August 2, 2012, the 90 day period for the IRS to seek a discretionary appeal of the Sixth District Court of Appeals decision in this case expired and the decision in favor of AFG became final. As a result, during the third quarter of 2012, AFG recorded net earnings of approximately $28 million, which included the expected refund of $17 million of tax and interest paid to the IRS in 2005 and 2006 as well as a decrease in the liability for uncertain tax positions. In December 2012, AFG reached an agreement with the IRS to close subsequent years held open by the tax case. As a result, AFG decreased its tax liabilities by approximately $39 million in the fourth quarter of 2012.

AFG’s 2008 — 2012 tax years remain subject to examination by the IRS.

Total earnings before income taxes include losses subject to tax in foreign jurisdictions of $5 million in 2012, $31 million in 2011 and $12 million in 2010.

The total income tax provision (credit) consists of (in millions):

	2012	2011	2010
Current taxes:
Federal	$146	$186	$214
State	6	4	4
Foreign	—	—	(1)
Deferred taxes:
Federal	(17)	22	65
Foreign	—	27	(14)
Provision for income taxes	$135	$239	$268

For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2012 (in millions):

	Expiring	Amount
Operating Loss – U.S.	2013 — 2020	$74
	2021 — 2025	72
Operating Loss – United Kingdom	indefinite	116

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31 were as follows (in millions):

	2012	2011
Deferred tax assets:
Federal net operating loss carryforwards	$51	$51
Foreign underwriting losses	46	42
Insurance claims and reserves	528	431
Employee benefits	91	94
Other, net	36	52
Total deferred tax assets before valuation allowance	752	670
Valuation allowance against deferred tax assets	(101)	(97)
Total deferred tax assets	651	573
Deferred tax liabilities:
Subsidiaries not in AFG’s tax return	(58)	(61)
Investment securities	(753)	(441)
Deferred policy acquisition costs	(91)	(204)
Total deferred tax liabilities	(902)	(706)
Net deferred tax liability	$(251)	$(133)

AFG’s net deferred tax liability at December 31, 2012 and 2011 is included in other liabilities in AFG’s Balance Sheet.

The likelihood of realizing deferred tax assets is reviewed periodically; any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

“Foreign underwriting losses” in the table above include the net operating loss carryforward and other deferred tax assets related to the Marketform Lloyd’s insurance business, which resulted primarily from underwriting losses in its run-off Italian public hospital medical malpractice business that has not been written since 2008. During the fourth quarter of 2011, AFG recorded losses in other lines written by its Lloyd’s insurance business. Net operating losses can be carried forward indefinitely to offset future taxable income in the United Kingdom, and management expects these businesses to produce underwriting profits in future years. Nevertheless, because the Marketform Lloyd’s insurance business was in a cumulative loss position for the three years ended December 31, 2011, and the fourth quarter 2011 losses were not limited to the run-off Italian public hospital medical malpractice business, there was uncertainty concerning the realization of the deferred tax benefits associated with the losses. Accordingly, AFG recorded a $44 million valuation allowance against the deferred tax assets related to the Lloyd’s insurance business in 2011, approximately $34 million of which related to prior year losses. AFG will be able to reduce this valuation allowance in future periods when income is generated by the Lloyd’s business.

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

The changes in the deferred tax liabilities related to investment securities and deferred policy acquisition costs at year end 2012 compared to 2011 are due primarily to the increase in unrealized gains on fixed maturity securities. The decline in the deferred tax liability related to deferred policy acquisition costs also reflects the fourth quarter 2012 write-off of DPAC in AFG’s closed block of long-term care insurance.

AFG increased its liability for uncertain tax positions by $3 million in 2012, $7 million in 2011 and $16 million in 2010, exclusive of interest, to reflect uncertainty as to the timing of tax return inclusion of income related to certain securities. Because the ultimate recognition of income with respect to these securities is highly certain, any adjustments to this liability will result in offsetting adjustments to AFG’s deferred tax liability. Accordingly, the ultimate resolution of this item will not impact AFG’s annual effective tax rate but could accelerate the payment of taxes. During 2012, AFG also increased its liability for uncertain tax positions by $2 million related to the deductibility of certain financing expenses.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The resolution of the tax case and closure of subsequent tax years during 2012 (discussed above) reduced AFG’s liability for uncertain tax positions by $36 million and the related liability for interest by $14 million. Additionally, the IRS issued new guidance during the third quarter of 2012 that brought certainty to the timing of investment deductions, which caused AFG to reduce its liability for uncertain tax positions by $10 million. Because this was solely a timing issue, the reduction in AFG’s liability for uncertain tax positions for this item was offset by an increase in AFG’s deferred tax liability with no overall impact on income tax expense.

A progression of the liability for uncertain tax positions, excluding interest and penalties, follows (in millions):

	2012	2011	2010
Balance at January 1	$59	$52	$36
Reductions for tax positions of prior years	(46)	—	—
Additions for tax positions of current year	5	7	16
Balance at December 31	$18	$59	$52

The total unrecognized tax benefits and related interest that, if recognized, would impact the effective tax rate is $3 million at December 31, 2012. AFG’s provision for income taxes included a benefit of $14 million in 2012 and expense of $3 million in 2011 and $2 million in 2010 of interest (net of federal benefit or expense). AFG’s liability for interest related to unrecognized tax benefits was $1 million at December 31, 2012 and $15 million at December 31, 2011 (net of federal benefit); no penalties were accrued at those dates.

Cash payments for income taxes, net of refunds, were $277 million, $157 million and $196 million for 2012, 2011 and 2010, respectively.

M.     Contingencies

Establishing property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used and a range of reasonably possible losses cannot be estimated. In addition, accruals (included in other liabilities) have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor, Penn Central Transportation Company (“PCTC”) and its subsidiaries, prior to its bankruptcy reorganization in 1978 and certain manufacturing operations disposed of by American Premier and Great American Financial Resources, Inc. (“GAFRI”).

AFG completed an in-depth internal review of its asbestos and environmental (”A&E”) exposures in the third quarter of 2012. The study resulted in A&E charges of $31 million for the property and casualty group and $2 million for the former railroad and manufacturing operations. In the second quarter of 2011, AFG completed a comprehensive study of A&E exposures with the assistance of outside actuarial and engineering firms and specialty outside counsel. The study resulted in A&E charges of $50 million for the property and casualty group and $9 million for the former railroad and manufacturing operations.

The insurance group’s liability for asbestos and environmental reserves was $471 million at December 31, 2012; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $98 million.

At December 31, 2012, American Premier and its subsidiaries had liabilities for environmental and personal injury claims and other contingencies aggregating $93 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims and other contingencies include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace and other labor disputes.

At December 31, 2012, GAFRI had a liability of approximately $9 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

While management believes AFG has recorded adequate reserves for the items discussed in this note, the outcome is uncertain and could result in liabilities that may vary from amounts AFG has currently recorded. Such amounts could have a material effect on AFG’s future results of operations and financial condition.

N.     Quarterly Operating Results (Unaudited)

The operations of certain AFG business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, severe storms, tornadoes, etc.) may be seasonal. The profitability of AFG’s crop insurance business is primarily recognized during the second half of the year as crop prices and yields are determined. Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time.

The following are quarterly results of consolidated operations for the two years ended December 31, 2012 (in millions, except per share amounts). Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2012
Revenues	$1,113	$1,150	$1,563	$1,236	$5,062
Net earnings, including noncontrolling interests	88	84	211	19	402
Net earnings attributable to shareholders	113	99	226	50	488
Earnings attributable to shareholders per common share:
Basic	$1.16	$1.02	$2.43	$0.55	$5.18
Diluted	1.14	1.01	2.39	0.54	5.09
Average number of Common Shares:
Basic	97.7	96.4	92.9	89.8	94.2
Diluted	99.4	98.0	94.6	91.4	95.9
2011
Revenues	$1,039	$1,093	$1,335	$1,283	$4,750
Net earnings, including noncontrolling interests	54	30	108	127	319
Net earnings attributable to shareholders	88	48	97	109	342
Earnings attributable to shareholders per common share:
Basic	$0.84	$0.47	$0.97	$1.11	$3.37
Diluted	0.83	0.46	0.95	1.09	3.32
Average number of Common Shares:
Basic	104.6	102.7	99.7	98.2	101.3
Diluted	106.2	104.4	101.3	99.8	102.9

Pretax realized gains (losses) on subsidiaries and securities (including other-than-temporary impairments) and favorable (unfavorable) prior year development of AFG’s liability for losses and loss adjustment expenses (“LAE”) were as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
Realized Gains (Losses)
2012	$44	$15	$241	$71	$371
2011	(3)	19	8	49	73
Prior Year Development Favorable (Unfavorable)
2012	$19	$26	$(22)	$7	$30
2011	21	(13)	34	27	69

Realized gains and losses (in the table above) for the third quarter of 2012 include a pretax gain of $155 million on the sale of AFG’s Medicare supplement and critical illness businesses. Unfavorable prior year development (in the table above) for the third quarter of 2012 includes pretax special charges of $31 million to strengthen property and casualty insurance reserves for

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

asbestos and environmental exposures. Results for the third quarter of 2012 also include a $28 million benefit from the resolution of AFG’s tax case. Results for the fourth quarter of 2012 include a $15 million additional pretax realized gain resulting from post-closing adjustments to the Medicare supplement and critical illness sale, a pretax charge of $153 million to write off deferred policy acquisition costs and strengthen reserves in the closed block of long-term care insurance, pretax catastrophe losses of $32 million from Superstorm Sandy, a $14 million pretax charge due to a review of major actuarial assumptions in the annuity business, and tax benefits of $39 million from the closure of the 2004 through 2007 tax years following the settlement of AFG’s tax case.

Unfavorable prior year development for the second quarter of 2011 includes pretax special charges of $50 million to strengthen property and casualty insurance asbestos and environmental reserves. Results for the second quarter of 2011 also include pretax special charges of $9 million to strengthen reserves for asbestos and environmental exposures related to AFG’s railroad and manufacturing operations, pretax catastrophe losses of $23 million primarily from tornadoes and pretax realized gains of $33 million from the sales of a portion of AFG’s investment in Verisk Analytics, Inc. (“Verisk”). The 2011 fourth quarter includes a $34 million special charge for a valuation allowance against deferred tax assets and $40 million of pretax realized gains on sales of Verisk.

O.     Insurance

Securities owned by U.S.-based insurance subsidiaries having a carrying value of approximately $1.1 billion at December 31, 2012, were on deposit as required by regulatory authorities. At December 31, 2012, AFG and its subsidiaries had $198 million in undrawn letters of credit ($16 million of which was collateralized) supporting the underwriting capacity of its U.K.-based Lloyd’s insurer.

Property and Casualty Insurance Reserves   The liability for losses and LAE for long-term scheduled payments under certain workers’ compensation insurance has been discounted at 4.5%, an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2012, has been reduced by $22 million.

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years (in millions):

	2012	2011	2010
Balance at beginning of period	$4,282	$4,164	$3,899
Provision for losses and LAE occurring in the current year	1,903	1,813	1,615
Net decrease in provision for claims of prior years	(30)	(69)	(158)
Total losses and LAE incurred	1,873	1,744	1,457
Payments for losses and LAE of:
Current year	(841)	(652)	(360)
Prior years	(1,185)	(969)	(1,116)
Total payments	(2,026)	(1,621)	(1,476)
Reserves of businesses acquired	—	—	287
Foreign — currency translation and other	—	(5)	(3)
Balance at end of period	4,129	4,282	4,164
Add back reinsurance recoverables, net of allowance	2,716	2,238	2,249
Gross unpaid losses and LAE included in the Balance Sheet	$6,845	$6,520	$6,413

Favorable development in 2012 was due primarily to lower than expected frequency and severity in the homebuilders’ general liability business within the Specialty casualty sub-segment and lower than expected frequency in the crop business within the Property and transportation sub-segment, partially offset by higher frequency and severity in a block of program business in the Specialty casualty sub-segment and the $31 million special charge to increase asbestos and environmental reserves. Favorable development in 2011 was due primarily to lower than expected severity in certain businesses within the Specialty casualty sub-segment and lower than expected frequency in crop business within the Property and transportation sub-segment, partially offset by the $50 million special charge to increase asbestos and environmental reserves. Favorable development in 2010 was primarily in the Specialty casualty and Specialty financial sub-segments.

Closed Block of Long-Term Care Insurance  AFG, as well as other companies that sell long-term care products, have accumulated relatively limited claims, lapse and mortality experience, making it difficult to predict future claims. Long-term care claims tend to be much higher in dollar amount and longer in duration than other health care products. In addition, long-term care claims are incurred much later in the life of a policy than most other health products. These factors made it difficult to appropriately price this product and were instrumental in AFG’s decision to stop writing new policies in January 2010. AFG’s outstanding long-term care policies have level premiums and are guaranteed renewable. Premium rates can potentially be increased in reaction to adverse experience; however, any rate increases would require regulatory approval.

In 2012, AFG recorded a $153 million pretax loss recognition charge to write off deferred policy acquisition costs and strengthen reserves on its closed block of long-term care insurance, due primarily to the impact of changes in assumptions related to future investment yields resulting from the continued low interest rate environment, as well as changes in claims, expenses and persistency assumptions. At December 31, 2012, AFG’s long-term care insurance reserves were $755 million, net of reinsurance recoverables.

FHLB Funding Agreements   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. GALIC’s $26 million investment in FHLB capital stock at December 31, 2012, is included in other investments at cost. Membership in the FHLB provides the annuity operations with a substantial additional source of liquidity. In the fourth quarter of 2011, the FHLB advanced GALIC $240 million (included in annuity benefits accumulated at December 31, 2012 and 2011). Interest rates under the various funding agreements on these advances range from 0.02% to 0.03% over LIBOR (average rate of 0.23% at December 31, 2012). These advances must be repaid within 5 to 7 years, but GALIC has the option to prepay all or a portion of the advances on a monthly basis. The advances on these agreements are collateralized by commercial mortgage-backed securities with a fair value of $316 million (included in available for sale fixed maturity securities) at December 31, 2012. Interest credited on the funding agreements, which is included in annuity benefits, was less than $1 million in 2012 and 2011.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred by AFG’s insurance group.

	2012	2011	2010
Insurance group investment income:
Fixed maturities	$1,215	$1,142	$1,112
Equity securities	31	26	11
Other	60	65	61
Total investment income	1,306	1,233	1,184
Insurance group investment expenses (*)	(31)	(34)	(25)
Net investment income	$1,275	$1,199	$1,159

(*) Included primarily in “Other operating and general expenses” in the Statement of Earnings.

Statutory Information   AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings (loss) and policyholders’ surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

	Net Earnings (Loss)			Policyholders’ Surplus
	2012	2011	2010	2012	2011
Property and casualty companies	$221	$375	$624	$2,015	$1,976
Life insurance companies	171	190	213	1,343	1,225

Reinsurance   In the normal course of business, AFG’s insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, AFG’s insurance subsidiaries would remain liable. The following table shows (in millions) (i) amounts deducted from property and casualty written and earned premiums in connection with reinsurance ceded, (ii) written and earned premiums included in income for reinsurance assumed and (iii) reinsurance recoveries, which represent ceded losses and loss adjustment expenses.

	2012	2011	2010
Direct premiums written	$4,283	$4,061	$3,542
Reinsurance assumed	38	45	47
Reinsurance ceded	(1,372)	(1,336)	(1,181)
Net written premiums	$2,949	$2,770	$2,408

Direct premiums earned	$4,120	$4,062	$3,653
Reinsurance assumed	36	41	45
Reinsurance ceded	(1,309)	(1,344)	(1,148)
Net earned premiums	$2,847	$2,759	$2,550

Reinsurance recoveries	$1,743	$770	$395

AFG has reinsured approximately $14 billion in face amount of life insurance at December 31, 2012 and $16 billion at December 31, 2011. Life written premiums ceded were $42 million, $44 million and $49 million for 2012, 2011 and 2010, respectively.

Variable Annuities   At December 31, 2012, the aggregate guaranteed minimum death benefit value (assuming every variable annuity policyholder died on that date) on AFG’s variable annuity policies exceeded the fair value of the underlying variable annuities by $40 million, compared to $63 million at December 31, 2011. Death benefits paid in excess of the variable annuity account balances were less than $1 million in each of the last three years.

P.     Additional Information

Losses and loss adjustment expenses included charges for possible losses on reinsurance recoverables of less than $1 million in 2012, 2011 and 2010. The aggregate allowance for losses on reinsurance recoverables amounted to approximately $26 million at both December 31, 2012 and 2011.

Operating Leases   Total rental expense for various leases of office space and equipment was $51 million in 2012, $54 million in 2011 and $42 million in 2010. Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2012, were as follows: 2013 – $54 million; 2014 – $52 million; 2015 – $44 million; 2016 – $38 million; 2017 – $31 million; and $185 million thereafter.

Financial Instruments with Off-Balance-Sheet Risk   On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2012, AFG and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling up to $75 million.

Restrictions on Transfer of Funds and Assets of Subsidiaries   Payments of dividends, loans and advances by AFG’s subsidiaries are subject to various state laws, federal regulations and debt covenants that limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2013 from its insurance subsidiaries without seeking regulatory clearance is $395 million. Additional amounts of dividends, loans and advances require regulatory approval.

Benefit Plans   AFG expensed approximately $27 million in 2012, $26 million in 2011 and $30 million in 2010 for its retirement and employee savings plans.

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

ITEM 10	Directors, Executive Officers of the Registrant and Corporate Governance
ITEM 11	Executive Compensation
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13	Certain Relationships and Related Transactions, and Director Independence
ITEM 14	Principal Accountant Fees and Services

PART IV

ITEM 15

Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:
	1.	Financial Statements are included in Part II, Item 8.

	2.	Financial Statement Schedules:
		A.	Selected Quarterly Financial Data is included in Note N to the Consolidated Financial Statements.

		B.	Schedules filed herewith for 2012, 2011 and 2010:
Page
			I — Condensed Financial Information of Registrant	S-2

			V — Supplemental Information Concerning Property-Casualty Insurance Operations	S-4

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

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)

Condensed Balance Sheet

	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$279	$415
Investment in securities	44	39
Investment in subsidiaries (a)	5,155	4,732
Other investments	2	2
Other assets	117	105
Total assets	$5,597	$5,293

Liabilities and Equity:
Long-term debt	$840	$600
Other liabilities	179	282
Shareholders’ equity	4,578	4,411
Total liabilities and equity	$5,597	$5,293

Condensed Statement of Earnings

	Year ended December 31,
	2012	2011	2010
Revenues:
Dividends from subsidiaries	$433	$544	$554
Equity in undistributed earnings of subsidiaries	325	164	301
Investment and other income	5	2	4
Total revenues	763	710	859

Costs and Expenses:
Interest charges on intercompany borrowings	11	11	12
Interest charges on other borrowings	61	53	46
Other operating and general expenses	68	65	51
Total costs and expenses	140	129	109

Operating earnings before income taxes	623	581	750
Provision for income taxes	135	239	268
Net Earnings Attributable to Shareholders	$488	$342	$482

Condensed Statement of Comprehensive Income

Net earnings attributable to shareholders	$488	$342	$482
Other comprehensive income, net of tax	252	85	336
Total comprehensive income, net of tax	$740	$427	$818

________________________

(a)	Investment in subsidiaries includes intercompany receivables and payables.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)

Condensed Statement of Cash Flows

	Year ended December 31,
	2012	2011	2010
Operating Activities:
Net earnings attributable to shareholders	$488	$342	$482
Adjustments:
Equity in net earnings of subsidiaries	(515)	(439)	(551)
Dividends from subsidiaries	417	542	550
Other operating activities, net	(10)	17	—
Net cash provided by operating activities	380	462	481

Investing Activities:
Purchases of investments, property and equipment	(11)	(54)	(13)
Net capital contributions to subsidiaries	(273)	(27)	(97)
Proceeds from maturities and redemptions of investments	—	4	—
Proceeds from sales of investments, property and equipment	—	5	—
Net cash used in investing activities	(284)	(72)	(110)

Financing Activities:
Additional long-term borrowings	344	—	128
Reductions of long-term debt	(115)	—	—
Issuances of Common Stock	44	37	31
Repurchases of Common Stock	(415)	(315)	(292)
Cash dividends paid on Common Stock	(90)	(67)	(63)
Other financing activities, net	—	—	(2)
Net cash used in financing activities	(232)	(345)	(198)

Net change in cash and cash equivalents	(136)	45	173
Cash and cash equivalents at beginning of year	415	370	197
Cash and cash equivalents at end of year	$279	$415	$370

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE V — SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2012
(IN MILLIONS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H		COLUMN I	COLUMN J	COLUMN K
AFFILIATION WITH REGISTRANT	DEFERRED POLICY ACQUISITION COSTS	(a) RESERVES FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES	(b) DISCOUNT DEDUCTED IN COLUMN C	(c) UNEARNED PREMIUMS	EARNED PREMIUMS	NET INVESTMENT INCOME	CLAIMS AND CLAIM ADJUSTMENT EXPENSES INCURRED RELATED TO		AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS	PAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES	PREMIUMS WRITTEN
							CURRENTYEAR	PRIOR YEARS

CONSOLIDATED PROPERTY-CASUALTY ENTITIES
2012	$204	$6,845	$22	$1,651	$2,847	$256	$1,903	$(30)	$423	$2,026	$2,949
2011	$189	$6,520	$30	$1,484	$2,759	$271	$1,813	$(69)	$425	$1,621	$2,770
2010					$2,550	$320	$1,615	$(158)	$404	$1,476	$2,408

(a)	Grossed up for reinsurance recoverables of $2,716 and $2,238 at December 31, 2012 and 2011, respectively.

(b)	Discounted at approximately 4.5% and 6% at December 31, 2012 and 2011, respectively.

(c)	Grossed up for prepaid reinsurance premiums of $471 and $409 at December 31, 2012 and 2011, respectively.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

American Financial Group, Inc.

Signed:	February 28, 2013	BY:	/s/ CARL H. LINDNER III	BY:	/s/ S. CRAIG LINDNER
			Carl H. Lindner III		S. Craig Lindner
			Co-Chief Executive Officer		Co-Chief Executive Officer
_________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ CARL H. LINDNER III	Director	February 28, 2013
Carl H. Lindner III

/s/ S. CRAIG LINDNER	Director	February 28, 2013
S. Craig Lindner

/s/ KENNETH C. AMBRECHT	Director	February 28, 2013
Kenneth C. Ambrecht

/s/ JOHN B. BERDING	Director	February 28, 2013
John B. Berding

/s/ JOSEPH E. (JEFF) CONSOLINO	Director	February 28, 2013
Joseph E. (Jeff) Consolino

/s/ VIRGINIA (GINA) C. DROSOS	Director	February 28, 2013
Virginia (Gina) C. Drosos

/s/ THEODORE H. EMMERICH	Director*	February 28, 2013
Theodore H. Emmerich

/s/ JAMES E. EVANS	Director	February 28, 2013
James E. Evans

/s/ TERRY S. JACOBS	Director*	February 28, 2013
Terry S. Jacobs

/s/ GREGORY G. JOSEPH	Director*	February 28, 2013
Gregory G. Joseph

/s/ WILLIAM W. VERITY	Director	February 28, 2013
William W. Verity

/s/ JOHN I. VON LEHMAN	Director*	February 28, 2013
John I. Von Lehman

/s/ KEITH A. JENSEN	Senior Vice President	February 28, 2013
Keith A. Jensen	(principal financial and accounting officer)

* Member of the Audit Committee

INDEX TO EXHIBITS
AMERICAN FINANCIAL GROUP, INC.

Number	Exhibit Description
3(a)	Amended and Restated Articles of Incorporation, filed as Exhibit 3(a) to AFG’s Form 10-K for 1997.	(*)
3(b)	Amended and Restated Code of Regulations, filed as Exhibit 3 to AFG’s Form 8-K filed on August 16, 2012.	(*)
4	Instruments defining the rights of security holders.	Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries.
Material Contracts:
10(a)	Amended and Restated Non-Employee Directors Compensation Plan, filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-181913) filed by AFG on November 13, 2012.	(*)
10(b)	Amended and Restated Deferred Compensation Plan, filed as Exhibit 10(b) to AFG’s Form 10-K for 2008.	(*)
10(c)	2011 Equity Bonus Plan (formerly known as the 2011 Co-CEO Equity Bonus Plan), filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-184915) filed by AFG on November 13, 2012.	(*)
10(d)	2011 Annual Senior Executive Bonus Plan, filed as Annex B to AFG’s Proxy statement filed on March 30, 2011.	(*)
10(e)	Amended and restated Nonqualified Auxiliary RASP, filed as Exhibit 10(f) to AFG’s Form 10-K for 2008.	(*)
10(f)	2005 Stock Incentive Plan Exhibit 10 to the Form S-8 Registration Statement (File No. 333-184914) filed by AFG on November 13, 2012.	(*)
10(g)
Credit Agreement dated December 5, 2012, among American Financial Group, Inc., Bank of America, N.A., as Administrative Agent, and several lenders, filed as Exhibit 10 to AFG’s Form 8-K filed on December 7, 2012.
(*)
12	Computation of ratios of earnings to fixed charges.
21	Subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
31(a)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Balance Sheet
(ii) Consolidated Statement of Earnings
(iii) Consolidated Statement of Comprehensive Income
(iv) Consolidated Statement of Changes in Equity
(v) Consolidated Statement of Cash Flows
(vi) Notes to Consolidated Financial Statements
(vii) Financial Statement Schedules

(*) Incorporated herein by reference.

E-1