Form 10-Q
period 2013-03-31
AMERICAN FINANCIAL GROUP INC
filed 2013-05-09
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
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
Indicate by check mark whether the Registrant is a shell company.    Yes  ☐    No  ☑
As of May 1, 2013, there were 89,913,011 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	March 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$1,529	$1,705
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $22,755 and $22,083)	24,775	24,118
Fixed maturities, trading at fair value	307	321
Equity securities, at fair value (cost — $837 and $778)	1,065	939
Mortgage loans	584	607
Policy loans	224	228
Real estate and other investments	600	531
Total cash and investments	29,084	28,449
Recoverables from reinsurers	3,083	3,750
Prepaid reinsurance premiums	466	471
Agents’ balances and premiums receivable	649	636
Deferred policy acquisition costs	565	550
Assets of managed investment entities	3,285	3,225
Other receivables	384	539
Variable annuity assets (separate accounts)	614	580
Other assets	824	786
Goodwill	185	185
Total assets	$39,139	$39,171

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$6,238	$6,845
Unearned premiums	1,697	1,651
Annuity benefits accumulated	18,075	17,609
Life, accident and health reserves	2,021	2,059
Payable to reinsurers	250	475
Liabilities of managed investment entities	2,880	2,892
Long-term debt	950	953
Variable annuity liabilities (separate accounts)	614	580
Other liabilities	1,506	1,359
Total liabilities	34,231	34,423
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 89,883,222 and 88,979,303 shares outstanding	90	89
Capital surplus	1,090	1,063
Retained earnings:
Appropriated — managed investment entities	64	75
Unappropriated	2,620	2,520
Accumulated other comprehensive income, net of tax	869	831
Total shareholders’ equity	4,733	4,578
Noncontrolling interests	175	170
Total equity	4,908	4,748
Total liabilities and equity	$39,139	$39,171

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended March 31,
	2013	2012
Revenues:
Property and casualty insurance net earned premiums	$687	$603
Life, accident and health net earned premiums	30	105
Net investment income	326	317
Realized gains on securities (*)	57	44
Income (loss) of managed investment entities:
Investment income	34	29
Loss on change in fair value of assets/liabilities	(8)	(29)
Other income	22	18
Total revenues	1,148	1,087

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	393	344
Commissions and other underwriting expenses	251	211
Annuity benefits	134	130
Life, accident and health benefits	40	90
Annuity and supplemental insurance acquisition expenses	36	45
Interest charges on borrowed money	18	19
Expenses of managed investment entities	22	19
Other expenses	79	83
Total costs and expenses	973	941
Earnings before income taxes	175	146
Provision for income taxes	62	58
Net earnings, including noncontrolling interests	113	88
Less: Net earnings (loss) attributable to noncontrolling interests	(7)	(25)
Net Earnings Attributable to Shareholders	$120	$113

Earnings Attributable to Shareholders per Common Share:
Basic	$1.34	$1.16
Diluted	$1.32	$1.14
Average number of Common Shares:
Basic	89.4	97.7
Diluted	91.0	99.4

Cash dividends per Common Share	$0.195	$0.175
________________________________________
(*) Consists of the following:
Realized gains before impairments	$57	$48

Losses on securities with impairment	—	(5)
Non-credit portion recognized in other comprehensive income (loss)	—	1
Impairment charges recognized in earnings	—	(4)
Total realized gains on securities	$57	$44

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2013	2012
Net earnings, including noncontrolling interests	$113	$88
Other comprehensive income (loss), net of tax:
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period	79	158
Reclassification adjustment for realized gains included in net earnings	(36)	(28)
Total net unrealized gains on securities	43	130
Foreign currency translation adjustments	(4)	7
Pension and other postretirement plans adjustments	—	1
Other comprehensive income (loss), net of tax	39	138
Total comprehensive income, net of tax	152	226
Less: Comprehensive income (loss) attributable to noncontrolling interests	(6)	(21)
Comprehensive income attributable to shareholders	$158	$247

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2012	88,979,303	$1,152	$75	$2,520	$831	$4,578	$170	$4,748
Net earnings	—	—	—	120	—	120	(7)	113
Other comprehensive income	—	—	—	—	38	38	1	39
Allocation of losses of managed investment entities	—	—	(11)	—	—	(11)	11	—
Dividends on Common Stock	—	—	—	(17)	—	(17)	—	(17)
Shares issued:
Exercise of stock options	646,136	21	—	—	—	21	—	21
Other benefit plans	344,736	4	—	—	—	4	—	4
Dividend reinvestment plan	3,986	—	—	—	—	—	—	—
Stock-based compensation expense	—	4	—	—	—	4	—	4
Shares acquired and retired	(61,586)	(1)	—	(2)	—	(3)	—	(3)
Shares exchanged — benefit plans	(29,353)	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2013	89,883,222	$1,180	$64	$2,620	$869	$4,733	$175	$4,908

Balance at December 31, 2011	97,846,402	$1,219	$173	$2,439	$580	$4,411	$146	$4,557
Net earnings	—	—	—	113	—	113	(25)	88
Other comprehensive income	—	—	—	—	134	134	4	138
Allocation of losses of managed investment entities	—	—	(28)	—	—	(28)	28	—
Dividends on Common Stock	—	—	—	(17)	—	(17)	—	(17)
Shares issued:
Exercise of stock options	551,219	14	—	—	—	14	—	14
Other benefit plans	250,072	5	—	—	—	5	—	5
Dividend reinvestment plan	3,916	—	—	—	—	—	—	—
Stock-based compensation expense	—	4	—	—	—	4	—	4
Shares acquired and retired	(1,473,789)	(19)	—	(37)	—	(56)	—	(56)
Other	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2012	97,177,820	$1,223	$145	$2,498	$714	$4,580	$152	$4,732

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2013	2012
Operating Activities:
Net earnings, including noncontrolling interests	$113	$88
Adjustments:
Depreciation and amortization	35	46
Annuity benefits	134	130
Realized gains on investing activities	(58)	(44)
Net (purchases) sales of trading securities	10	(13)
Deferred annuity and life policy acquisition costs	(34)	(60)
Change in:
Reinsurance and other receivables	807	535
Other assets	(25)	(30)
Insurance claims and reserves	(597)	(373)
Payable to reinsurers	(225)	(183)
Other liabilities	85	(3)
Managed investment entities’ assets/liabilities	(193)	(86)
Other operating activities, net	7	3
Net cash provided by operating activities	59	10

Investing Activities:
Purchases of:
Fixed maturities	(1,370)	(951)
Equity securities	(71)	(59)
Mortgage loans	—	(39)
Real estate, property and equipment	(28)	(44)
Proceeds from:
Maturities and redemptions of fixed maturities	675	514
Repayments of mortgage loans	23	2
Sales of fixed maturities	91	131
Sales of equity securities	58	65
Managed investment entities:
Purchases of investments	(440)	(566)
Proceeds from sales and redemptions of investments	578	774
Other investing activities, net	14	(10)
Net cash used in investing activities	(470)	(183)

Financing Activities:
Annuity receipts	624	803
Annuity surrenders, benefits and withdrawals	(372)	(348)
Net transfers from variable annuity assets	3	8
Reductions of long-term debt	(3)	(3)
Issuances of managed investment entities’ liabilities	233	359
Retirement of managed investment entities’ liabilities	(251)	(489)
Issuances of Common Stock	21	14
Repurchases of Common Stock	(3)	(56)
Cash dividends paid on Common Stock	(17)	(17)
Net cash provided by financing activities	235	271
Net Change in Cash and Cash Equivalents	(176)	98
Cash and cash equivalents at beginning of period	1,705	1,324
Cash and cash equivalents at end of period	$1,529	$1,422

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Sale of Subsidiaries	I.	Goodwill and Other Intangibles
C.	Segments of Operations	J.	Long-Term Debt
D.	Fair Value Measurements	K.	Shareholders’ Equity
E.	Investments	L.	Income Taxes
F.	Derivatives	M.	Contingencies
G.	Deferred Policy Acquisition Costs

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation, primarily the reclassification of investment expenses and real estate income and expenses to net investment income. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2013, and prior to the filing date of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Accounting Standards Adopted in 2013   Effective January 1, 2013, AFG prospectively adopted Accounting Standards Update (“ASU”) 2013-02, which requires companies to disclose, in a single location within the financial statements or footnotes, reclassifications out of accumulated other comprehensive income (“AOCI”) separately for each component of other comprehensive income. For significant reclassifications, the disclosure is required to include the respective line items in net earnings affected by the reclassification. Disclosures required by the guidance are included in Note K — “Shareholders’ Equity.” This new disclosure requirement had no impact on AFG’s results of operations or financial position.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in the first quarter of 2013 or 2012.

Investments   Fixed maturity and equity securities classified as “available for sale” are reported at fair value with unrealized gains and losses included in AOCI in AFG’s Balance Sheet. Fixed maturity and equity securities classified as “trading” are reported at fair value with changes in unrealized holding gains or losses during the period included in investment income. Mortgage and policy loans are carried primarily at the aggregate unpaid balance.

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

Reinsurance   Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFG’s property and casualty insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on paid and unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid or due to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers includes ceded premiums due to reinsurers as well as ceded premiums retained by AFG’s property and casualty insurance subsidiaries under contracts to fund ceded losses as they become due. AFG’s insurance subsidiaries also assume reinsurance from other companies. Earnings on reinsurance assumed is recognized based on information received from ceding companies.

A subsidiary cedes life insurance policies to a third party on a funds withheld basis whereby the subsidiary retains the assets (securities) associated with the reinsurance contract. Interest is credited to the reinsurer based on the actual investment performance of the retained assets. This reinsurance contract is considered to contain an embedded derivative (that must be adjusted to fair value) because the yield on the payable is based on a specific block of the ceding company’s assets, rather than the overall creditworthiness of the ceding company. AFG determined that changes in the fair value of the underlying portfolio of fixed maturity securities is an appropriate measure of the value of the embedded derivative. The securities related to this contract are classified as “trading.” The adjustment to fair value on the embedded derivative offsets the investment income recorded on the adjustment to fair value of the related trading portfolio.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains (losses) on securities.

DPAC related to traditional life and health insurance is amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. See Note A, “Accounting Policies — Life, Accident and Health Reserves” for details on the impact of loss recognition on the accounting for traditional life and health insurance contracts.

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

DPAC and certain other balance sheet amounts related to annuity, long-term care and life businesses are also adjusted, net of tax, for the change in expense that would have been recorded if the unrealized gains (losses) from securities had actually been realized. These adjustments are included in unrealized gains (losses) on marketable securities, a component of AOCI in AFG’s Balance Sheet.

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

The net gain or loss from accounting for the CLO assets and liabilities at fair value is separately presented in AFG’s Statement of Earnings. CLO earnings attributable to AFG’s shareholders represent the change in fair value of AFG’s investments in the CLOs (including distributions) and management fees earned. All other CLO earnings (losses) are not attributable to AFG’s shareholders and will ultimately inure to the benefit of the CLO debt holders. As a result, such CLO earnings (losses) are included in net earnings (loss) attributable to noncontrolling interests in AFG’s Statement of Earnings and in appropriated retained earnings — managed investment entities in the Balance Sheet. As the CLOs approach maturity (2016 to 2023), it is expected that losses attributable to noncontrolling interests will reduce appropriated retained earnings towards zero as the fair values of the assets and liabilities converge and the CLO assets are used to pay the CLO debt.

At March 31, 2013 and December 31, 2012, assets and liabilities of managed investment entities include $370 million and $107 million in assets and $316 million and $87 million in liabilities, respectively, of a temporary warehousing entity that was established in connection with the formation of a new CLO. All warehoused assets were transferred to the new CLO and the liabilities were repaid when the CLO formation was completed and the CLO issued securities in April 2013.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Annuity Benefits Accumulated   Annuity receipts and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for policy charges are credited to other income.

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

Unearned Revenue   Certain upfront policy charges on annuities are deferred as unearned revenue (included in other liabilities) and recognized in net earnings using the same assumptions and estimated gross profits used to amortize DPAC.

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

In addition, reserves for traditional life and long-term care policies are subject to adjustment for loss recognition charges that would have been recorded if the unrealized gains from securities had actually been realized. This adjustment is included in unrealized gains (losses) on marketable securities, a component of AOCI in AFG’s Balance Sheet.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Earnings Per Share   Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share includes adjustments to weighted average common shares of 1.6 million for the first three months of 2013 and 1.7 million for the first three months of 2012 related to stock-based compensation plans.

AFG’s weighted average diluted shares outstanding excludes 1.5 million for the first three months of 2013 and 2012 in anti-dilutive potential common shares related to stock compensation plans. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2013 and 2012 periods.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

B.     Sale of Subsidiaries

Medicare Supplement and Critical Illness Segment   In August 2012, AFG completed the sale of its Medicare supplement and critical illness businesses, which included Loyal American Life Insurance Company and four other insurance companies, to Cigna Corporation for $326 million in cash resulting in a pretax gain of $170 million (including post-closing adjustments). Since the transaction includes the ongoing cessions of certain business to Cigna, the operations sold are not reported as discontinued operations. Summarized Statement of Earnings information for the Medicare supplement and critical illness segment for the first quarter of 2012 is shown below (in millions):

Total revenues	$80
Total costs and expenses	74
Earnings before income taxes	$6

C.    Segments of Operations

AFG manages its business as five segments: (i) Property and casualty insurance, (ii) Annuity, (iii) Run-off long-term care and life, (iv) Medicare supplement and critical illness (sold in August 2012) and (v) Other, which includes holding company costs, and the operations attributable to the noncontrolling interests of the managed investment entities.

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, executive liability, umbrella and excess liability, customized programs for small to mid-sized businesses and workers’ compensation, and (iii) Specialty financial, which includes risk management insurance programs for leasing and financing institutions (including collateral and mortgage protection insurance), surety and fidelity products and trade credit insurance. AFG’s annuity business markets traditional fixed and fixed-indexed annuities in the retail, financial institutions and education markets. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s revenues and earnings before income taxes by significant business segment and sub-segment.

	Three months ended March 31,
	2013	2012
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$293	$263
Specialty casualty	259	220
Specialty financial	116	103
Other specialty	19	17
Total premiums earned	687	603
Net investment income	66	70
Other income	3	3
Total property and casualty insurance	756	676
Annuity:
Net investment income	248	228
Other income	14	13
Total annuity	262	241
Run-off long-term care and life	50	47
Medicare supplement and critical illness (a)	—	80
Other	23	(1)
Total revenues before realized gains	1,091	1,043
Realized gains on securities	57	44
Total revenues	$1,148	$1,087

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$10	$27
Specialty casualty	19	4
Specialty financial	13	16
Other specialty	6	1
Other lines, primarily A&E charges	(5)	—
Total underwriting	43	48
Investment and other income, net	56	55
Total property and casualty insurance	99	103
Annuity	76	60
Run-off long-term care and life	(1)	1
Medicare supplement and critical illness (a)	—	6
Other (b)	(56)	(68)
Total earnings before realized gains and income taxes	118	102
Realized gains on securities	57	44
Total earnings before income taxes	$175	$146

(a)	Sold in August 2012.

(b)
Includes holding company expenses and $11 million and $28 million in losses of managed investment entities attributable to noncontrolling interests for the first quarter of 2013 and 2012, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2013
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$170	$152	$20	$342
States, municipalities and political subdivisions	—	4,590	54	4,644
Foreign government	—	254	—	254
Residential MBS	—	3,908	354	4,262
Commercial MBS	—	2,829	30	2,859
Asset-backed securities (“ABS”)	—	1,769	245	2,014
Corporate and other	5	10,151	244	10,400
Total AFS fixed maturities	175	23,653	947	24,775
Trading fixed maturities	—	307	—	307
Equity securities	881	135	49	1,065
Assets of managed investment entities (“MIE”)	354	2,901	30	3,285
Variable annuity assets (separate accounts) (a)	—	614	—	614
Other investments	—	195	—	195
Total assets accounted for at fair value	$1,410	$27,805	$1,026	$30,241
Liabilities:
Liabilities of managed investment entities	$379	$—	$2,501	$2,880
Derivatives in annuity benefits accumulated	—	—	555	555
Other liabilities — derivatives	—	16	—	16
Total liabilities accounted for at fair value	$379	$16	$3,056	$3,451

December 31, 2012
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$227	$141	$20	$388
States, municipalities and political subdivisions	—	4,410	58	4,468
Foreign government	—	260	—	260
Residential MBS	—	3,833	371	4,204
Commercial MBS	—	2,896	22	2,918
Asset-backed securities	—	1,387	253	1,640
Corporate and other	5	9,999	236	10,240
Total AFS fixed maturities	232	22,926	960	24,118
Trading fixed maturities	—	321	—	321
Equity securities	781	121	37	939
Assets of managed investment entities	256	2,929	40	3,225
Variable annuity assets (separate accounts) (a)	—	580	—	580
Other investments	—	133	—	133
Total assets accounted for at fair value	$1,269	$27,010	$1,037	$29,316
Liabilities:
Liabilities of managed investment entities	$147	$—	$2,745	$2,892
Derivatives in annuity benefits accumulated	—	—	465	465
Other liabilities — derivatives	—	17	—	17
Total liabilities accounted for at fair value	$147	$17	$3,210	$3,374

(a)    Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

At March 31, 2012, six preferred stocks with an aggregate fair value of $35 million were transferred from Level 1 to Level 2 due to decreases in trade frequency, resulting in lack of available trade data sufficient to warrant classification in Level 1. During the first quarter of 2013 and 2012, there were no transfers from Level 2 to Level 1. Approximately 3% of the total assets carried at fair value on March 31, 2013, were Level 3 assets. Approximately 95% of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than one-half of 1% of the total assets measured at fair value and less than 3% of AFG’s shareholders’ equity, changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

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

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $555 million at March 31, 2013. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.30% – 2.00% over the risk free rate
Risk margin for uncertainty in cash flows	0.4% reduction in the discount rate
Surrenders	4% – 20% of indexed account value
Partial surrenders	2% – 5% of indexed account value
Annuitizations	1% – 2% of indexed account value
Deaths	1% – 2.5% of indexed account value
Budgeted option costs	2.5% – 4.0% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first quarter of 2013 and 2012 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2012	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2013
AFS fixed maturities:
U.S. government	$20	$—	$—	$—	$—	$—	$—	$20
State and municipal	58	—	—	—	—	—	(4)	54
Residential MBS	371	2	6	6	(12)	16	(35)	354
Commercial MBS	22	1	—	—	—	7	—	30
Asset-backed securities	253	1	—	12	(6)	—	(15)	245
Corporate and other	236	—	—	10	(2)	—	—	244
Equity securities	37	—	3	9	—	—	—	49
Assets of MIE	40	(4)	—	—	—	—	(6)	30
Liabilities of MIE (*)	(2,745)	(25)	—	—	250	—	19	(2,501)
Embedded derivatives	(465)	(80)	—	(17)	7	—	—	(555)

(*)	Total realized/unrealized loss included in net income includes losses of $18 million related to liabilities outstanding as of March 31, 2013. See Note H — “Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2011	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2012
AFS fixed maturities:
State and municipal	$83	$—	$—	$10	$—	$—	$(21)	$72
Residential MBS	361	1	—	8	(10)	60	(106)	314
Commercial MBS	19	—	1	—	—	—	—	20
Asset-backed securities	220	1	5	8	(5)	10	—	239
Corporate and other	299	1	(2)	18	(11)	11	(40)	276
Trading fixed maturities	1	—	—	—	—	—	—	1
Equity securities	11	—	—	9	—	4	—	24
Assets of MIE	44	—	—	12	(3)	14	(3)	64
Liabilities of MIE (*)	(2,593)	(84)	—	(366)	489	—	—	(2,554)
Embedded derivatives	(361)	(60)	—	(21)	5	—	—	(437)

(*)	Total realized/unrealized loss included in net income includes losses of $39 million related to liabilities outstanding as of March 31, 2012. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2013
Financial assets:
Cash and cash equivalents	$1,529	$1,529	$1,529	$—	$—
Mortgage loans	584	590	—	—	590
Policy loans	224	224	—	—	224
Total financial assets not accounted for at fair value	$2,337	$2,343	$1,529	$—	$814
Financial liabilities:
Annuity benefits accumulated (*)	$17,872	$17,700	$—	$—	$17,700
Long-term debt	950	1,107	—	1,014	93
Total financial liabilities not accounted for at fair value	$18,822	$18,807	$—	$1,014	$17,793

December 31, 2012
Financial assets:
Cash and cash equivalents	$1,705	$1,705	$1,705	$—	$—
Mortgage loans	607	613	—	—	613
Policy loans	228	228	—	—	228
Total financial assets not accounted for at fair value	$2,540	$2,546	$1,705	$—	$841
Financial liabilities:
Annuity benefits accumulated (*)	$17,405	$17,422	$—	$—	$17,422
Long-term debt	953	1,086	—	990	96
Total financial liabilities not accounted for at fair value	$18,358	$18,508	$—	$990	$17,518

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

E.    Investments

Available for sale fixed maturities and equity securities at March 31, 2013, and December 31, 2012, consisted of the following (in millions):

	March 31, 2013				December 31, 2012
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$327	$342	$15	$—	$373	$388	$15	$—
States, municipalities and political subdivisions	4,334	4,644	316	(6)	4,144	4,468	329	(5)
Foreign government	238	254	16	—	242	260	18	—
Residential MBS	3,922	4,262	378	(38)	3,921	4,204	337	(54)
Commercial MBS	2,556	2,859	303	—	2,583	2,918	335	—
Asset-backed securities	1,954	2,014	62	(2)	1,590	1,640	52	(2)
Corporate and other	9,424	10,400	982	(6)	9,230	10,240	1,015	(5)
Total fixed maturities	$22,755	$24,775	$2,072	$(52)	$22,083	$24,118	$2,101	$(66)
Common stocks	$655	$867	$215	$(3)	$600	$749	$157	$(8)
Perpetual preferred stocks	$182	$198	$17	$(1)	$178	$190	$13	$(1)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at March 31, 2013 and December 31, 2012 were $227 million and related to residential MBS.

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
March 31, 2013
Fixed maturities:
U.S. Government and government agencies	$—	$11	100%	$—	$—	—%
States, municipalities and political subdivisions	(5)	368	99%	(1)	49	98%
Foreign government	—	—	—%	—	—	—%
Residential MBS	(3)	184	98%	(35)	333	90%
Commercial MBS	—	7	100%	—	—	—%
Asset-backed securities	(1)	299	100%	(1)	42	98%
Corporate and other	(5)	327	98%	(1)	43	98%
Total fixed maturities	$(14)	$1,196	99%	$(38)	$467	92%
Common stocks	$(3)	$61	95%	$—	$—	—%
Perpetual preferred stocks	$—	$17	100%	$(1)	$26	96%

December 31, 2012
Fixed maturities:
U.S. Government and government agencies	$—	$22	100%	$—	$—	—%
States, municipalities and political subdivisions	(5)	285	98%	—	24	100%
Foreign government	—	—	—%	—	—	—%
Residential MBS	(3)	146	98%	(51)	411	89%
Commercial MBS	—	16	100%	—	—	—%
Asset-backed securities	—	146	100%	(2)	57	97%
Corporate and other	(3)	237	99%	(2)	51	96%
Total fixed maturities	$(11)	$852	99%	$(55)	$543	91%
Common stocks	$(8)	$88	92%	$—	$—	—%
Perpetual preferred stocks	$—	$7	100%	$(1)	$25	96%

At March 31, 2013, the gross unrealized losses on fixed maturities of $52 million relate to approximately 380 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 33% of the gross unrealized loss and 73% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first quarter of 2013, AFG did not record any other-than-temporary impairment charges related to its residential MBS.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2013.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions).

	2013	2012
Balance at January 1	$192	$187
Additional credit impairments on:
Previously impaired securities	—	3
Securities without prior impairments	—	—
Reductions — disposals	(1)	—
Balance at March 31	$191	$190
The table below sets forth the scheduled maturities of available for sale fixed maturities as of March 31, 2013 (in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$965	$989	4%
After one year through five years	4,669	5,081	21%
After five years through ten years	6,074	6,738	27%
After ten years	2,615	2,832	11%
	14,323	15,640	63%
ABS (average life of approximately 5 years)	1,954	2,014	8%
MBS (average life of approximately 4 years)	6,478	7,121	29%
Total	$22,755	$24,775	100%
Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at March 31, 2013 or December 31, 2012.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Net Unrealized Gain on Marketable Securities   In addition to adjusting equity securities and fixed maturity securities classified as “available for sale” to fair value, GAAP requires that deferred policy acquisition costs and certain other balance sheet amounts related to annuity, long-term care and life businesses be adjusted to the extent that unrealized gains and losses from securities would result in adjustments to those balances had the unrealized gains or losses actually been realized. The following table shows (in millions) the components of the net unrealized gain on securities that is included in AOCI in AFG’s Balance Sheet.

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
March 31, 2013
Unrealized gain on:
Fixed maturities	$2,020	$(721)	$1,299
Equity securities	228	(82)	146
Deferred policy acquisition costs	(691)	242	(449)
Annuity benefits accumulated	(140)	49	(91)
Life, accident and health reserves	(115)	40	(75)
Other liabilities	54	(19)	35
	$1,356	$(491)	$865
December 31, 2012
Unrealized gain on:
Fixed maturities	$2,035	$(726)	$1,309
Equity securities	161	(57)	104
Deferred policy acquisition costs	(710)	247	(463)
Annuity benefits accumulated	(136)	48	(88)
Life, accident and health reserves	(117)	41	(76)
Other liabilities	57	(20)	37
	$1,290	$(467)	$823
Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (a)	Tax Effects	Noncon- trolling Interests	Total
Quarter ended March 31, 2013
Realized before impairments	$19	$38	$1	$(1)	$(20)	$(1)	$36
Realized — impairments	—	—	—	—	—	—	—
Change in unrealized	(15)	67	—	14	(23)	(1)	42

Quarter ended March 31, 2012
Realized before impairments	$14	$35	$1	$(2)	$(17)	$—	$31
Realized — impairments	(4)	(2)	—	2	1	—	(3)
Change in unrealized	132	70	—	(2)	(70)	(3)	127

(a)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) on securities includes net gains of $2 million in the first quarter of 2013 compared to net gains of $4 million in the first quarter of 2012 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Three months ended March 31,
	2013	2012
Fixed maturities:
Gross gains	$17	$10
Gross losses	—	—
Equity securities:
Gross gains	37	35
Gross losses	—	—

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.

The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		March 31, 2013		December 31, 2012
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$118	$—	$110	$—
Public company warrants	Equity securities	16	—	—	—
Interest rate swaptions	Other investments	1	—	1	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	555	—	465
Equity index call options	Other investments	194	—	132	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	16	—	17
		$329	$571	$243	$482

The MBS with embedded derivatives consist primarily of interest-only MBS with interest rates that float inversely with short-term rates. AFG records the entire change in the fair value of these securities in earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

Warrants to purchase shares of publicly traded companies, which represent a small component of AFG’s overall investment portfolio, are considered to be derivatives that must be marked to market through earnings.

AFG has $700 million notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring between 2013 and 2015) outstanding at March 31, 2013 which are used to mitigate interest rate risk in its annuity operations. AFG paid $20 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.

AFG’s fixed-indexed annuities, which represented approximately 40% of annuity benefits accumulated at March 31, 2013, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives.

As discussed under “Reinsurance” in Note A, certain reinsurance contracts are considered to contain embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the first quarter of 2013 and 2012 (in millions):

Derivative	Statement of Earnings Line	2013	2012
MBS with embedded derivatives	Realized gains	$2	$4
Public company warrants	Realized gains	2	—
Interest rate swaptions	Realized gains	—	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits	(80)	(60)
Equity index call options	Annuity benefits	77	57
Reinsurance contracts (embedded derivative)	Investment income	1	1
		$2	$2

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other (*)
	Deferred	Deferred	Sales	Present Value			Consolidated
	Costs	Costs	Inducements	of Future Profits	Unrealized	Total	Total
Balance at December 31, 2012	$204	$787	$170	$99	$(710)	$346	$550
Additions	119	34	2	—	—	36	155
Amortization:
Periodic amortization	(120)	(27)	(7)	(4)	—	(38)	(158)
Included in realized gains	—	(1)	—	—	—	(1)	(1)
Change in unrealized	—	—	—	—	19	19	19
Balance at March 31, 2013	$203	$793	$165	$95	$(691)	$362	$565

Balance at December 31, 2011	$189	$916	$189	$144	$(537)	$712	$901
Additions	103	59	5	—	—	64	167
Periodic amortization	(101)	(36)	(8)	(5)	—	(49)	(150)
Change in unrealized	—	—	—	—	(2)	(2)	(2)
Balance at March 31, 2012	$191	$939	$186	$139	$(539)	$725	$916

(*)	Includes AFG’s run-off long-term care and life segment and Medicare supplement and critical illness segment (sold in August 2012).

The PVFP amounts in the table above are net of $188 million and $184 million of accumulated amortization at March 31, 2013 and December 31, 2012, respectively.

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 7.5% to 51.2% of the most subordinate debt tranche of nine collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2004 and 2012, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG), and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $338 million (including $118 million invested in the most subordinate debt tranches) at March 31, 2013, and $257 million at December 31, 2012.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During the first quarter of 2013, AFG subsidiaries purchased $70 million face amount of senior debt tranches of existing CLOs for $67 million.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended March 31,
	2013	2012
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$17	$55
Liabilities	(25)	(84)
Management fees paid to AFG	4	4
CLO earnings (losses) attributable to (b):
AFG shareholders	11	5
Noncontrolling interests	(11)	(28)

(a)	Included in Revenues in AFG’s Statement of Earnings.

(b)	Included in Earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $10 million and $29 million at March 31, 2013 and December 31, 2012. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $94 million and $123 million at those dates. The CLO assets include $4 million and $5 million in loans (aggregate unpaid principal balance of $10 million and $12 million, respectively) at March 31, 2013 and December 31, 2012, for which the CLOs are not accruing interest because the loans are in default.

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $185 million during the first three months ended March 31, 2013. Included in other assets in AFG’s Balance Sheet is $25 million at March 31, 2013 and $28 million at December 31, 2012 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $65 million and $61 million, respectively. Amortization of these intangibles was $4 million in the first quarter of 2013 and 2012. Other assets also include $8 million in non-amortizable intangible assets related to property and casualty insurance acquisitions.

J.    Long-Term Debt

The carrying value of long-term debt consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
Other	3	3
	840	840
Subsidiaries:
Notes payable secured by real estate due 2013 through 2016	62	62
Secured borrowings ($15 and $16 guaranteed by AFG)	16	19
National Interstate bank credit facility	12	12
	90	93
Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures due May 2033	20	20
	$950	$953

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Scheduled principal payments on debt for the balance of 2013 and the subsequent five years were as follows:
2013 — $17 million; 2014 — $2 million; 2015 — $14 million; 2016 — $45 million; 2017 — $12 million and 2018 — none.

As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	March 31, 2013	December 31, 2012
Unsecured obligations	$872	$872
Obligations secured by real estate	62	62
Other secured borrowings	16	19
	$950	$953

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at March 31, 2013 or December 31, 2012.

National Interstate can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. At March 31, 2013 there was $12 million outstanding under this agreement, bearing interest at 1.34% (six-month LIBOR plus 0.875%).

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

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Three months ended March 31, 2013
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$122	$(43)	$79	$(1)	$78
Reclassification adjustment for realized gains (losses) included in net earnings (a)		(56)	20	(36)	—	(36)
Total net unrealized gains on securities (b)	$823	66	(23)	43	(1)	42	$865
Foreign currency translation adjustments	14	(4)	—	(4)	—	(4)	10
Pension and other postretirement plans adjustments	(6)	—	—	—	—	—	(6)
Total	$831	$62	$(23)	$39	$(1)	$38	$869

Three months ended March 31, 2012
Net unrealized gains on securities	$578	$200	$(70)	$130	$(3)	$127	$705
Foreign currency translation adjustments	10	7	—	7	(1)	6	16
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	(7)
Total	$580	$208	$(70)	$138	$(4)	$134	$714

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Consolidated Statement of Earnings:

OCI component	Affected line in the Consolidated Statement of Earnings
Pretax	Realized gains on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $45 million at March 31, 2013 compared to $33 million at December 31, 2012 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

Stock Incentive Plans   Under AFG’s Stock Incentive Plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2013, AFG issued 249,411 shares of restricted Common Stock (fair value of $44.01 per share) and granted stock options for 1.0 million shares of Common Stock (at an average exercise price of $44.01) under the Stock Incentive Plan. In addition, AFG issued 88,602 shares of Common Stock (fair value of $47.12 per share) in the first quarter of 2013 under the Equity Bonus Plan.

AFG uses the Black-Scholes option pricing model to calculate the fair value of its option grants. Expected volatility is based on historical volatility over a period equal to the expected term. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The weighted average fair value of options granted during 2013 was $15.10 per share based on the following assumptions: expected dividend yield — 1.8%; expected volatility — 38.8%; expected term — 7.3 years; risk-free rate — 1.4%.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $13 million and $6 million, respectively, in the first quarter of 2013 and 2012.

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in millions):

	Three months ended March 31,
	2013	2012
Earnings before income taxes	$175	$146

Income taxes at statutory rate	$61	$51
Effect of:
Tax exempt interest	(5)	(6)
Losses of managed investment entities	4	10
Other	2	3
Provision for income taxes as shown on the Statement of Earnings	$62	$58

During the first three months of 2013, there were no material changes to AFG’s liability for uncertain tax positions, which is discussed in Note L — “Income Taxes,” to AFG’s 2012 Form 10-K.

M.     Contingencies

There have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2012 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims, as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	28	Results of Operations	39
Overview	29	General	39
Critical Accounting Policies	29	Segmented Statement of Earnings	40
Liquidity and Capital Resources	29	Property and Casualty Insurance	41
Ratios	29	Annuity	49
Condensed Consolidated Cash Flows	30	Run-off Long-Term Care and Life	53
Parent and Subsidiary Liquidity	31	Medicare Supplement and Critical Illness	54
Investments	32	Holding Company, Other and Unallocated	54
Uncertainties	36	Other — Consolidated	55
Managed Investment Entities	36	New Accounting Standards	56

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

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses and in the sale of fixed and fixed-indexed annuities in the retail, financial institutions and education markets.

Net earnings attributable to AFG’s shareholders for the first three months of 2013 were $120 million ($1.32 per share, diluted), compared to $113 million ($1.14 per share, diluted) reported in the same period of 2012. Higher profits in the annuity segment and higher realized gains on sales of securities were partially offset by lower underwriting earnings and lower investment income in AFG’s property and casualty insurance segment.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements make accounting policies critical are as follows:

•	the establishment of insurance reserves, especially asbestos and environmental-related reserves and reserves for AFG’s closed block of long-term care insurance,

•	the recoverability of reinsurance,

•	the recoverability of deferred acquisition costs,

•	the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and

•	the valuation of investments, including the determination of “other-than-temporary” impairments.

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2012 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	March 31, 2013	December 31,
		2012	2011
Long-term debt	$950	$953	$934
Total capital	5,074	4,907	4,860
Ratio of debt to total capital:
Including debt secured by real estate	18.7%	19.4%	19.2%
Excluding debt secured by real estate	17.7%	18.4%	18.2%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.16 for the three months ended March 31, 2013 and 1.98 for the year ended December 31, 2012. Excluding annuity benefits, this ratio was 7.89 and 7.16, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

Condensed Consolidated Cash Flows
AFG’s cash flows from operating, investing and financing activities as detailed in its Consolidated Statement of Cash Flows are shown below (in millions):

	Three months ended March 31,
	2013	2012
Net cash provided by operating activities	$59	$10
Net cash used in investing activities	(470)	(183)
Net cash provided by financing activities	235	271
Net change in cash and cash equivalents	$(176)	$98

AFG's principal sources of cash include insurance premiums, income from its investment portfolio and proceeds from the maturities, redemptions and sales of investments. Insurance premiums in excess of acquisition expenses and operating costs are invested until they are needed to meet policyholder obligations or made available to the parent company through dividends to cover debt obligations, corporate expenses, and to provide returns to shareholders through share repurchases and dividends.

Net cash provided by operating activities was $59 million for the first three months of 2013 compared to $10 million in the first three months of 2012, an increase of $49 million. AFG's property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG's net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG's annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG's annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. The $49 million increase in net cash provided by operating activities reflects the timing of federal income tax payments.

Net cash used in investing activities was $470 million for the first three months of 2013 compared to $183 million in the first three months of 2012, an increase of $287 million. AFG's investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. The $208 million decline in net cash flows from annuity policyholders in the first three months of 2013 as compared to the 2012 period (discussed below under net cash provided by financing activities) reduced the amount of cash available for investment in the first three months of 2013 compared to the 2012 quarter. However, during the first three months of 2013, AFG reduced cash on hand by $143 million through the purchase of investments in the annuity and run-off long-term care and life segments. During the first three months of 2012, cash on hand in the annuity and run-off long-term care and life segments increased by $158 million from year-end 2011 as net cash flows from annuity policyholders outpaced the investment of the funds received. Investing activities also include the purchase and disposal of managed investment entity investments (collateralized loan obligations), which are presented separately in AFG's Balance Sheet. Net investment activity in the managed investment entities was a $138 million source of cash in the 2013 quarter compared to a $208 million source of cash in the 2012 quarter. See Managed Investment Entities in Note A — “Accounting Policies” and Note H — “Managed Investment Entities”.

Net cash provided by financing activities was $235 million for the first three months of 2013 compared to $271 million in the first three months of 2012, a decrease of $36 million. AFG's financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $255 million in the first three months of 2013 compared to $463 million in the 2012 period, resulting in a $208 million decrease in net cash provided by financing activities in the 2013 period compared to the 2012 period. During the first three months of 2013, AFG repurchased 61,586 shares of its

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Common Stock for $3 million compared to 1.5 million shares repurchased in the first three months of 2012 for $56 million, which accounted for $53 million of the increase in net cash provided by financing activities in the 2013 quarter compared to the 2012 quarter. Financing activities also include the issuance and retirement of managed investment entity liabilities (collateralized loan obligations), which are nonrecourse to AFG and presented separately in AFG's Balance Sheet. The retirement of managed investment entity liabilities exceed issuances by $18 million in the first three months of 2013 compared to $130 million in 2012, accounting for $112 million of the increase in net cash provided by financing activities in 2013 compared to 2012. See Managed Investment Entities in Note A — “Accounting Policies” and Note H — “Managed Investment Entities”.

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

In December 2012, AFG replaced its bank credit facility with a four-year, $500 million revolving credit line. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under the agreement, or under any other parent company short-term borrowing arrangements, during 2012 or the first quarter of 2013.

During 2012, AFG repurchased 10.9 million shares of its Common Stock for $415 million.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. In 2011, the FHLB advanced GALIC $240 million (included in annuity benefits accumulated) at interest rates ranging from 0.02% to 0.03% over LIBOR (average rate of 0.22% at March 31, 2013). While these advances must be repaid between 2016 and 2018, GALIC has the option to prepay all or a portion of the advances on a monthly basis. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.

In November 2012, National Interstate Corporation (“NATL”), a 52%-owned property and casualty insurance subsidiary, replaced its $50 million bank credit facility with a five-year, $100 million unsecured credit agreement. There was $12 million borrowed under this agreement at March 31, 2013, bearing interest at 1.34% (six-month LIBOR plus 0.875%).

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

In the annuity business, where profitability is largely dependent on earning a “spread” between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At March 31, 2013, AFG could reduce the average crediting rate of its $14 billion of traditional and fixed-indexed deferred annuities without guaranteed withdrawal benefits by approximately 41 basis points (on a weighted average basis).

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

Investments   AFG’s investment portfolio at March 31, 2013, contained $24.78 billion in “Fixed maturities” classified as available for sale and $1.07 billion in “Equity securities,” all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $307 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities (“MBS”), which comprise approximately 29% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 90% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2013 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$25,082
Pretax impact on fair value of 100 bps increase in interest rates	$(1,154)
Pretax impact as % of total fixed maturity portfolio	(4.6%)

Approximately 86% of the fixed maturities held by AFG at March 31, 2013, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for AFG’s MBS (including those classified as trading) at March 31, 2013, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of both the residential and commercial MBS is approximately 4 years.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$224	$234	104%	$10	99%
Non-agency prime	2,019	2,218	110%	199	46%
Alt-A	867	931	107%	64	23%
Subprime	825	892	108%	67	18%
Commercial	2,571	2,874	112%	303	98%
	$6,506	$7,149	110%	$643	62%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At March 31, 2013, 98% (based on statutory carrying value of $6.42 billion) of AFG’s MBS securities had an NAIC designation of 1 or 2.

Municipal bonds represented approximately 19% of AFG’s fixed maturity portfolio at March 31, 2013. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At March 31, 2013, approximately 76% of the municipal bond portfolio was held in revenue bonds, with the remaining 24% held in general obligation bonds. State general obligation securities of California, Illinois, New Jersey and New York collectively represented less than 2% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2013, is shown in the following table (dollars in millions). Approximately $147 million of available for sale “Fixed maturities” and $39 million of “Equity securities” had no unrealized gains or losses at March 31, 2013.

	Securities With Unrealized Gains		Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$22,965		$1,663
Amortized cost of securities	$20,893		$1,715
Gross unrealized gain (loss)	$2,072		$(52)
Fair value as % of amortized cost	110%		97%
Number of security positions	4,347		380
Number individually exceeding $2 million gain or loss	205		1
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$681		$(38)
States and municipalities	316		(6)
Gas and electric services	174		(1)
Banks, savings and credit institutions	156		(2)
Percentage rated investment grade	87%		73%

Equity Securities
Fair value of securities	$922		$104
Cost of securities	$690		$108
Gross unrealized gain (loss)	$232	(*)	$(4)
Fair value as % of cost	134%		96%
Number of security positions	201		40
Number individually exceeding $2 million gain or loss	37		—

(*)	Includes $36 million on AFG’s investment in Verisk Analytics, Inc.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at March 31, 2013, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	2%
After one year through five years	22%	6%
After five years through ten years	28%	13%
After ten years	11%	27%
	65%	48%
Asset-backed securities (average life of approximately 5 years)	7%	21%
Mortgage-backed securities (average life of approximately 4 years)	28%	31%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at March 31, 2013
Securities with unrealized gains:
Exceeding $500,000 (1,223 securities)	$13,150	$1,607	114%
$500,000 or less (3,124 securities)	9,815	465	105%
	$22,965	$2,072	110%
Securities with unrealized losses:
Exceeding $500,000 (26 securities)	$180	$(22)	89%
$500,000 or less (354 securities)	1,483	(30)	98%
	$1,663	$(52)	97%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at March 31, 2013
Investment grade fixed maturities with losses for:
Less than one year (166 securities)	$1,008	$(11)	99%
One year or longer (42 securities)	213	(6)	97%
	$1,221	$(17)	99%
Non-investment grade fixed maturities with losses for:
Less than one year (44 securities)	$188	$(3)	98%
One year or longer (128 securities)	254	(32)	89%
	$442	$(35)	93%
Common equity securities with losses for:
Less than one year (22 securities)	$61	$(3)	95%
One year or longer (3 securities)	—	—	—%
	$61	$(3)	95%
Perpetual preferred equity securities with losses for:
Less than one year (9 securities)	$17	$—	100%
One year or longer (6 securities)	26	(1)	96%
	$43	$(1)	98%

When a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors as detailed in AFG’s 2012 Form 10-K under Management’s Discussion and Analysis — “Investments.”

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2013. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2012 Form 10-K.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
March 31, 2013
Assets:
Cash and investments	$29,422	$—	$(338)	(a)	$29,084
Assets of managed investment entities	—	3,285	—		3,285
Other assets	6,773	—	(3)	(a)	6,770
Total assets	$36,195	$3,285	$(341)		$39,139
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$7,935	$—	$—		$7,935
Annuity, life, accident and health benefits and reserves	20,096	—	—		20,096
Liabilities of managed investment entities	—	3,169	(289)	(a)	2,880
Long-term debt and other liabilities	3,320	—	—		3,320
Total liabilities	31,351	3,169	(289)		34,231
Shareholders’ equity:
Common Stock and Capital surplus	1,180	50	(50)		1,180
Retained earnings:
Appropriated — managed investment entities	—	66	(2)		64
Unappropriated	2,620	—	—		2,620
Accumulated other comprehensive income	869	—	—		869
Total shareholders’ equity	4,669	116	(52)		4,733
Noncontrolling interests	175	—	—		175
Total equity	4,844	116	(52)		4,908
Total liabilities and equity	$36,195	$3,285	$(341)		$39,139

December 31, 2012
Assets:
Cash and investments	$28,706	$—	$(257)	(a)	$28,449
Assets of managed investment entities	—	3,225	—		3,225
Other assets	7,498	—	(1)	(a)	7,497
Total assets	$36,204	$3,225	$(258)		$39,171
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$8,496	$—	$—		$8,496
Annuity, life, accident and health benefits and reserves	19,668	—	—		19,668
Liabilities of managed investment entities	—	3,130	(238)	(a)	2,892
Long-term debt and other liabilities	3,367	—	—		3,367
Total liabilities	31,531	3,130	(238)		34,423
Shareholders’ equity:
Common Stock and Capital surplus	1,152	20	(20)		1,152
Retained earnings:
Appropriated — managed investment entities	—	75	—		75
Unappropriated	2,520	—	—		2,520
Accumulated other comprehensive income	831	—	—		831
Total shareholders’ equity	4,503	95	(20)		4,578
Noncontrolling interests	170	—	—		170
Total equity	4,673	95	(20)		4,748
Total liabilities and equity	$36,204	$3,225	$(258)		$39,171

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended March 31, 2013
Revenues:
Insurance net earned premiums	$717	$—	$—		$717
Net investment income	337	—	(11)	(b)	326
Realized gains on securities	57	—	—		57
Income (loss) of managed investment entities:
Investment income	—	34	—		34
Loss on change in fair value of assets/liabilities	—	(10)	2	(b)	(8)
Other income	26	—	(4)	(c)	22
Total revenues	1,137	24	(13)		1,148
Costs and Expenses:
Insurance benefits and expenses	854	—	—		854
Expenses of managed investment entities	—	32	(10)	(b)(c)	22
Interest on borrowed money and other expenses	97	—	—		97
Total costs and expenses	951	32	(10)		973
Earnings before income taxes	186	(8)	(3)		175
Provision for income taxes	62	—	—		62
Net earnings, including noncontrolling interests	124	(8)	(3)		113
Less: Net earnings (loss) attributable to noncontrolling interests	4	—	(11)	(d)	(7)
Net Earnings Attributable to Shareholders	$120	$(8)	$8		$120

Three months ended March 31, 2012
Revenues:
Insurance net earned premiums	$708	$—	$—		$708
Net investment income	322	—	(5)	(b)	317
Realized gains on securities	44	—	—		44
Income (loss) of managed investment entities:
Investment income	—	29	—		29
Loss on change in fair value of assets/liabilities	—	(31)	2	(b)	(29)
Other income	22	—	(4)	(c)	18
Total revenues	1,096	(2)	(7)		1,087
Costs and Expenses:
Insurance benefits and expenses	820	—	—		820
Expenses of managed investment entities	—	26	(7)	(b)(c)	19
Interest on borrowed money and other expenses	102	—	—		102
Total costs and expenses	922	26	(7)		941
Earnings before income taxes	174	(28)	—		146
Provision for income taxes	58	—	—		58
Net earnings, including noncontrolling interests	116	(28)	—		88
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	(28)	(d)	(25)
Net Earnings Attributable to Shareholders	$113	$(28)	$28		$113

(a)
Includes $11 million and $5 million for the first three months of 2013 and 2012, respectively, in investment income representing the change in fair value of AFG’s CLO investments plus $4 million in each period in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $6 million and $3 million in the first three months of 2013 and 2012, respectively, in distributions recorded as interest expense by the CLOs.

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

	Three months ended March 31,
	2013	2012
Core net operating earnings	$84	$85
Realized gains on securities (*)	36	28
Net earnings attributable to shareholders	$120	$113

Diluted per share amounts:
Core net operating earnings	$.92	$.86
Realized gains on securities	.40	.28
Net earnings attributable to shareholders	$1.32	$1.14

(*)    Realized gains on securities are shown net of taxes of $20 million in the first quarter of 2013 and $16 million in the first quarter of 2012. In addition, realized gains on securities are shown net of noncontrolling interests of $1 million in the first quarter of 2013.

Net earnings attributable to shareholders increased in the first three months of 2013 compared to the same period in 2012 due primarily to higher realized gains on securities. Core net operating earnings decreased $1 million in the first quarter of 2013 compared to the same period in 2012 as higher profit in the annuity segment was offset by the absence of earnings from the Medicare supplement and critical illness businesses that were sold in August 2012, an adjustment for certain share-based incentive plans and lower earnings in the property and casualty insurance segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Segmented Statement of Earnings   AFG reports its business as five segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life, (iv) Medicare supplement and critical illness (sold in August 2012) and (v) Other, which includes holding company costs and operations attributable to the noncontrolling interests of the managed investment entities (“MIEs”).

AFG's net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended March 31, 2013 and 2012 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2013
Revenues:
Property and casualty insurance net earned premiums	$687	$—	$—	$—	$—	$687	$—	$687
Life, accident and health net earned premiums	—	—	30	—	—	30	—	30
Net investment income	66	248	19	(11)	4	326	—	326
Realized gains on securities	—	—	—	—	—	—	57	57
Income (loss) of MIEs:
Investment income	—	—	—	34	—	34	—	34
Loss on change in fair value of assets/liabilities	—	—	—	(8)	—	(8)	—	(8)
Other income	3	14	1	(4)	8	22	—	22
Total revenues	756	262	50	11	12	1,091	57	1,148

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	393	—	—	—	—	393	—	393
Commissions and other underwriting expenses	251	—	—	—	—	251	—	251
Annuity benefits	—	134	—	—	—	134	—	134
Life, accident and health benefits	—	—	40	—	—	40	—	40
Annuity and supplemental insurance acquisition expenses	—	31	5	—	—	36	—	36
Interest charges on borrowed money	1	—	—	—	17	18	—	18
Expenses of MIEs	—	—	—	22	—	22	—	22
Other expenses	12	21	6	—	40	79	—	79
Total costs and expenses	657	186	51	22	57	973	—	973
Earnings before income taxes	99	76	(1)	(11)	(45)	118	57	175
Provision for income taxes	31	26	—	—	(15)	42	20	62
Net earnings, including noncontrolling interests	68	50	(1)	(11)	(30)	76	37	113
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	—	(11)	—	(8)	1	(7)
Core Net Operating Earnings	65	50	(1)	—	(30)	84
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	36	36	(36)	—
Net Earnings Attributable to Shareholders	$65	$50	$(1)	$—	$6	$120	$—	$120

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

					Other
	P&C	Annuity	Run-off long-term care and life	Medicare supplement and critical illness	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2012
Revenues:
Property and casualty insurance net earned premiums	$603	$—	$—	$—	$—	$—	$603	$—	$603
Life, accident and health net earned premiums	—	—	30	75	—	—	105	—	105
Net investment income	70	228	17	3	(5)	4	317	—	317
Realized gains on securities	—	—	—	—	—	—	—	44	44
Income (loss) of MIEs:
Investment income	—	—	—	—	29	—	29	—	29
Loss on change in fair value of assets/liabilities	—	—	—	—	(29)	—	(29)	—	(29)
Other income	3	13	—	2	(4)	4	18	—	18
Total revenues	676	241	47	80	(9)	8	1,043	44	1,087

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	344	—	—	—	—	—	344	—	344
Commissions and other underwriting expenses	211	—	—	—	—	—	211	—	211
Annuity benefits	—	130	—	—	—	—	130	—	130
Life, accident and health benefits	—	—	37	53	—	—	90	—	90
Annuity and supplemental insurance acquisition expenses	—	29	5	11	—	—	45	—	45
Interest charges on borrowed money	2	—	—	—	—	17	19	—	19
Expenses of MIEs	—	—	—	—	19	—	19	—	19
Other expenses	16	22	4	10	—	31	83	—	83
Total costs and expenses	573	181	46	74	19	48	941	—	941
Earnings before income taxes	103	60	1	6	(28)	(40)	102	44	146
Provision for income taxes	31	22	—	2	—	(13)	42	16	58
Net earnings, including noncontrolling interests	72	38	1	4	(28)	(27)	60	28	88
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	—	—	(28)	—	(25)	—	(25)
Core Net Operating Earnings	69	38	1	4	—	(27)	85
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	—	28	28	(28)	—
Net Earnings Attributable to Shareholders	$69	$38	$1	$4	$—	$1	$113	$—	$113

(a)	See the reconciliation of core earnings to GAAP net earnings under Results of Operations — General for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company's performance. Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses and loss adjustment expenses, and commissions and other underwriting expenses to premiums. A combined ratio under 100% indicates an underwriting profit. The combined ratio does not reflect investment income, other income, other expenses or federal income taxes. AFG's property and casualty insurance operations contributed $99 million in pretax earnings in the first three months of 2013 compared to $103 million in the first three months of 2012, a decrease of $4 million (4%). The decrease in pretax earnings reflects a decline in underwriting results as well as lower investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG's earnings before income taxes from its property and casualty operations for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three months ended March 31,
	2013	2012	% Change
Gross written premiums	$925	$823	12%
Reinsurance premiums ceded	(221)	(216)	2%
Net written premiums	704	607	16%
Change in unearned premiums	(17)	(4)	325%
Net earned premiums	687	603	14%
Loss and loss adjustment expenses	393	344	14%
Commissions and other underwriting expenses	251	211	19%
Underwriting gain	43	48	(10%)

Net investment income	66	70	(6%)
Other income and expenses, net	(10)	(15)	(33%)
Earnings before income taxes	$99	$103	(4%)

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	56.5%	56.9%	(0.4%)
Underwriting expense ratio	36.6%	35.0%	1.6%
Combined ratio	93.1%	91.9%	1.2%

Aggregate (including discontinued lines)
Loss and LAE ratio	57.2%	57.1%	0.1%
Underwriting expense ratio	36.6%	35.0%	1.6%
Combined ratio	93.8%	92.1%	1.7%

While AFG desires and seeks to earn an underwriting profit on all of its business, it is not always possible to do so. As a result, AFG attempts to expand in the most profitable businesses and control growth or even reduce its involvement in the least profitable businesses.

AFG reports the underwriting performance of its Specialty insurance business in the following sub-components: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

To understand the overall profitability of particular lines, the timing of claims payments and the related impact of investment income must be considered. Certain “short-tail” lines of business (primarily property coverages) generally have quick loss payouts, which reduce the time funds are held, thereby limiting investment income earned thereon. In contrast, “long-tail” lines of business (primarily liability coverages and workers' compensation) generally have payouts that are either structured over many years or take many years to settle, thereby significantly increasing investment income earned on related premiums received.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums ("GWP") for AFG's property and casualty insurance segment were $925 million for the first three months of 2013 compared to $823 million for the first three months of 2012, an increase of $102 million (12%). Detail of AFG's property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2013		2012
	GWP	%	GWP	%	% Change
Property and transportation	$352	38%	$328	40%	7%
Specialty casualty	430	47%	366	44%	17%
Specialty financial	143	15%	129	16%	11%
	$925	100%	$823	100%	12%

Reinsurance Premiums Ceded
Reinsurance premiums ceded ("Ceded") for AFG's property and casualty insurance segment were 24% of gross written premiums for the first three months of 2013 compared to 26% for the first three months of 2012, a decrease of 2 percentage points. Detail of AFG's property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended March 31,
	2013		2012		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(76)	22%	$(78)	24%	(2%)
Specialty casualty	(135)	31%	(119)	33%	(2%)
Specialty financial	(30)	21%	(36)	28%	(7%)
Other specialty	20		17
	$(221)	24%	$(216)	26%	(2%)

Net Written Premiums
Net written premiums ("NWP") for AFG's property and casualty insurance segment were $704 million for the first three months of 2013 compared to $607 million for the first three months of 2012, an increase of $97 million (16%). Detail of AFG's property and casualty net written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2013		2012
	NWP	%	NWP	%	% Change
Property and transportation	$276	39%	$250	41%	10%
Specialty casualty	295	42%	247	41%	19%
Specialty financial	113	16%	93	15%	22%
Other specialty	20	3%	17	3%	18%
	$704	100%	$607	100%	16%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Earned Premiums
Net earned premiums ("NEP") for AFG's property and casualty insurance segment were $687 million for the first three months of 2013 compared to $603 million for the first three months of 2012, an increase of $84 million (14%). Detail of AFG's property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended March 31,
	2013		2012
	NEP	%	NEP	%	% Change
Property and transportation	$293	43%	$263	44%	11%
Specialty casualty	259	38%	220	36%	18%
Specialty financial	116	17%	103	17%	13%
Other specialty	19	2%	17	3%	12%
	$687	100%	$603	100%	14%

The $102 million increase in gross written premiums for the first three months of 2013 compared to the first three months of 2012 reflects growth across all lines of business, particularly the workers' compensation and excess and surplus businesses within the Specialty casualty group. Overall average renewal rates increased approximately 5% in the first quarter of 2013. The $5 million increase in reinsurance premiums ceded for the first three months of 2013 compared to the first three months of 2012 reflects growth in the Specialty casualty group, particularly the excess and surplus businesses, partially offset by a decrease in service contract business, which is 100% reinsured.

Property and transportation Gross written premiums increased $24 million (7%) in the first three months of 2013 compared to the same period in 2012 due primarily to higher premiums in the transportation businesses. Average renewal rates were up approximately 5% for the first quarter of 2013. Reinsurance premiums ceded as a percentage of gross written premiums declined 2 percentage points for the first three months of 2013 compared to the first three months of 2012 reflecting lower cessions of winter wheat business, partially offset by the higher cost of reinsurance programs in several of these businesses.

Specialty casualty Gross written premiums increased $64 million (17%) for the first three months of 2013 compared to the first three months of 2012 as a result of growth in the workers' compensation and excess and surplus operations. Growth in the size of payrolls at existing accounts, price increases and overall business growth have contributed to increases in the workers’ compensation businesses. New business opportunities and general market hardening have generated increased premiums in several of AFG’s excess and surplus operations. Average renewal rates were up approximately 6% for this group in the first quarter of 2013. Reinsurance premiums ceded as a percentage of gross written premiums declined 2 percentage points for the first three months of 2013 compared to the first three months of 2012 reflecting a change in the mix of business.

Specialty financial Gross written premiums increased $14 million (11%) for the first three months of 2013 compared to the first three months of 2012 due primarily to growth in mortgage protection insurance offered to financial institutions partially offset by a decrease in the service contract business. Gross written premiums for the first three months of 2013 include $6 million in risk fees from AFG’s warranty operations. Prior to 2013, fees in the warranty operations were included in other income. Average renewal rates for this group were up 1% in the first quarter of 2013. Reinsurance premiums ceded as a percentage of gross written premiums declined 7% for the first three months of 2013 compared to the first three months of 2012 due to the decrease in service contract business, which is 100% reinsured.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG's internal reinsurance program from the operations that make up AFG's other Specialty sub-components.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
Performance measures such as the combined ratio are often used by property and casualty insurers to help users of their financial statements better understand the company's performance. The combined ratio is the sum of the loss and loss adjustment expenses (“LAE”) and underwriting expense ratios. These ratios are calculated by dividing each of the respective expenses by net earned premiums. The table below details the components of the combined ratio for AFG's property and casualty segment:

	Three months ended March 31,			Three months ended March 31,
	2013	2012	Change	2013	2012
Property and transportation
Loss and LAE ratio	65.4%	58.9%	6.5%
Underwriting expense ratio	31.1%	30.8%	0.3%
Combined ratio	96.5%	89.7%	6.8%
Underwriting profit				$10	$27

Specialty casualty
Loss and LAE ratio	57.3%	65.4%	(8.1%)
Underwriting expense ratio	35.4%	32.7%	2.7%
Combined ratio	92.7%	98.1%	(5.4%)
Underwriting profit				$19	$4

Specialty financial
Loss and LAE ratio	35.8%	34.5%	1.3%
Underwriting expense ratio	52.7%	50.5%	2.2%
Combined ratio	88.5%	85.0%	3.5%
Underwriting profit				$13	$16

Total Specialty
Loss and LAE ratio	56.5%	56.9%	(0.4%)
Underwriting expense ratio	36.6%	35.0%	1.6%
Combined ratio	93.1%	91.9%	1.2%
Underwriting profit				$48	$48

Aggregate — including discontinued lines
Loss and LAE ratio	57.2%	57.1%	0.1%
Underwriting expense ratio	36.6%	35.0%	1.6%
Combined ratio	93.8%	92.1%	1.7%
Underwriting profit				$43	$48

The Specialty insurance operations generated an underwriting profit of $48 million in the first three months of 2013 virtually unchanged from the first three months of 2012.

Property and transportation Underwriting profit was $10 million for the first three months of 2013, compared to $27 million for the first three months of 2012, a decrease of $17 million (63%). This decline is due primarily to lower profitability in the agricultural operations and higher catastrophe losses from the impact of the March storms in the southeastern United States.

Specialty casualty Underwriting profit was $19 million for the first three months of 2013 compared to $4 million in the first three months of 2012, an increase of $15 million (375%), reflecting a lower accident year loss ratio as well as increased favorable reserve development in the executive liability and excess liability businesses.

Specialty financial Underwriting profit was $13 million for the first three months of 2013 compared to $16 million in the first three months of 2012, a decrease of $3 million (19%). Higher underwriting profits in the financial institutions business and higher favorable development in the trade credit operations were more than offset by lower underwriting profits in the fidelity and crime operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Losses and Loss Adjustment Expenses
AFG's overall loss and LAE ratio was 57.2% for the first three months of 2013 compared to 57.1% for first three months of 2012, an increase of 0.1 percentage points. The components of AFG's property and casualty losses and LAE amounts and ratio are detailed below:

	Three months ended March 31,
	Amount		Ratio		Change in
	2013	2012	2013	2012	Ratio
Property and transportation
Current year, excluding catastrophe losses	$188	$164	64.0%	62.5%	1.5%
Prior accident years development	(6)	(10)	(2.0%)	(3.8%)	1.8%
Current year catastrophe losses	10	1	3.4%	0.2%	3.2%
Property and transportation losses and LAE and ratio	$192	$155	65.4%	58.9%	6.5%

Specialty casualty
Current year, excluding catastrophe losses	$164	$145	63.5%	65.8%	(2.3%)
Prior accident years development	(16)	(1)	(6.2%)	(0.6%)	(5.6%)
Current year catastrophe losses	—	—	—%	0.2%	(0.2%)
Specialty casualty losses and LAE and ratio	$148	$144	57.3%	65.4%	(8.1%)

Specialty financial
Current year, excluding catastrophe losses	$48	$40	40.3%	39.0%	1.3%
Prior accident years development	(6)	(7)	(4.8%)	(6.9%)	2.1%
Current year catastrophe losses	—	2	0.3%	2.4%	(2.1%)
Specialty financial losses and LAE and ratio	$42	$35	35.8%	34.5%	1.3%

Total Specialty
Current year, excluding catastrophe losses	$411	$360	59.8%	59.6%	0.2%
Prior accident years development	(33)	(19)	(4.8%)	(3.3%)	(1.5%)
Current year catastrophe losses	10	3	1.5%	0.6%	0.9%
Total Specialty losses and LAE and ratio	$388	$344	56.5%	56.9%	(0.4%)

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$411	$360	59.8%	59.6%	0.2%
Prior accident years development	(28)	(19)	(4.1%)	(3.1%)	(1.0%)
Current year catastrophe losses	10	3	1.5%	0.6%	0.9%
Aggregate losses and LAE and ratio	$393	$344	57.2%	57.1%	0.1%

Net favorable reserve development
AFG's property and casualty operations recorded net favorable loss reserve development related to prior accident years of $28 million in the first three months of 2013 compared to $19 million in the first three months of 2012, an increase of $9 million (47%).

Property and transportation Net favorable reserve development of $6 million in the first three months of 2013 reflects a decrease in frequency of new claims being filed in a run-off book of homebuilders business. Net favorable reserve development of $10 million in the first three months of 2012 reflects lower than expected loss frequency in crop products partially offset by higher than expected claim severity in the property and inland marine business.

Specialty casualty Net favorable reserve development of $16 million in the first three months of 2013 reflects lower than expected claim severity in directors and officers liability insurance and lower than expected claim severity and frequency in excess liability business. Net favorable reserve development of $1 million in the first three months of 2012 reflects lower than expected claim severity and frequency in general liability products and lower than expected claim severity in directors and officers liability insurance substantially offset by higher claim frequency and severity in a run-off book of U.S.-based program (motel/hotel, restaurants, taverns and recreational) business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial Net favorable reserve development of $6 million in the first three months of 2013 and $7 million in the first three months of 2012 is due to lower than expected frequency and severity in the foreign credit and financial institution services businesses as economic conditions did not affect these lines as adversely as had been anticipated. Net favorable reserve development in the first three months of 2012 also reflects lower than expected claim severity in AFG’s fidelity and crime products.

Other specialty In addition to the development discussed above, total specialty net favorable reserve development reflects amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998 and reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate results for AFG’s property and casualty segment also include $5 million of adverse development related to asbestos and environmental reserves.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2012, AFG's exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 3% of AFG's shareholders' equity. The $10 million in catastrophe losses in the property and transportation group in the first three months of 2013 resulted primarily from March storms in the southeastern United States.

Commissions and Other Underwriting Expenses
AFG's property and casualty commissions and other underwriting expenses ("U/W Exp") were $251 million in the first three months of 2013 compared to $211 million for the first three months of 2012, an increase of $40 million (19%). AFG's underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 36.6% for the first three months of 2013 compared to 35.0% for the first three months of 2012, an increase of 1.6 percentage points. Detail of AFG's property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended March 31,
	2013		2012		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$91	31.1%	$81	30.8%	0.3%
Specialty casualty	92	35.4%	72	32.7%	2.7%
Specialty financial	61	52.7%	52	50.5%	2.2%
Other specialty	7	37.4%	6	37.3%	0.1%
	$251	36.6%	$211	35.0%	1.6%

The overall increase of 1.6% in AFG's expense ratio for the first three months of 2013 as compared to the first three months of 2012, as well as the fluctuations in AFG's sub-components, reflect changes in the mix of AFG's business and the impact of certain reinsurance ceding commissions received that are partially based on the profitability of the business ceded.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.3 percentage points for the first three months of 2013 compared to the first three months of 2012 reflecting lower profitability-based commissions received from reinsurers during the 2013 period, partially offset by the impact of higher premium volume on this ratio.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.7 percentage points for the first three months of 2013 compared to the first three months of 2012 reflecting higher profitability-based commissions related to international business in the first quarter of 2013.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.2 percentage points for the first three months of 2013 compared to the first three months of 2012 reflecting higher profitability-based commissions and lower ceding commissions from reinsurers.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Investment Income
Net investment income in AFG's property and casualty operations was $66 million for the first three months of 2013 compared to $70 million in the first three months of 2012, a decrease of $4 million (6%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG's investment portfolio yield. The average invested assets and overall earned yield on investments held by AFG's property and casualty operations are provided below (dollars in millions):

	Three months ended March 31,
	2013	2012	Change	% Change
Net investment income	$66	$70	$(4)	(6%)

Average invested assets (at amortized cost)	$6,916	$6,624	$292	4%

Net investment income (as a % of property and casualty investments)	3.82%	4.23%	(0.41%)

AFG’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.82% for the first three months of 2013 compared to 4.23% for the first three months of 2012, a decline of 0.41 percentage points. In addition to the impact of lower yields available in the financial markets, the $292 million increase in average invested assets reflects primarily higher average cash and cash equivalent balances.

Property and Casualty Other Income and Expense, Net
Other income and expenses, net for AFG's property and casualty operations was a net expense of $10 million for the first three months of 2013 compared to $15 million for the first three months of 2012, a decrease of $5 million (33%). The table below details the items included in other income and expenses, net for AFG's property and casualty operations (in millions):

	Three months ended March 31,
	2013	2012
Other income
Warranty operations	$—	$4
Other	3	(1)
Total other income	3	3
Other expenses
Warranty operations	—	4
Amortization of intangibles	4	4
Other	8	8
Total other expense	12	16
Interest expense	1	2
Other income and expenses, net	$(10)	$(15)

Beginning in 2013, AFG’s warranty operations are included in the Specialty financial underwriting results.

Interest expense for AFG's property and casualty operations includes interest charges on long-term debt within the property and casualty operations, primarily notes secured by real estate and other secured borrowings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG's annuity operations contributed $76 million in pretax earnings in the first quarter of 2013 compared to $60 million in the first quarter of 2012, an increase of $16 million (27%). The increase in pretax earnings was a result of growth in AFG’s annuity business and exceptionally strong investment results.

The following table details AFG's earnings before income taxes from its annuity operations for the three months ended March 31, 2013 and 2012 (dollars in millions).

	Three months ended March 31,
	2013	2012	% Change
Revenues:
Net investment income	$248	$228	9%
Other income:
Guaranteed withdrawal benefit fees	5	2	150%
Policy charges and other miscellaneous income	9	11	(18%)
Total revenues	262	241	9%

Costs and Expenses:
Annuity benefits (*)	134	130	3%
Acquisition expenses	31	29	7%
Other expenses	21	22	(5%)
Total costs and expenses	186	181	3%
Earnings before income taxes	$76	$60	27%

(*) Annuity benefits consisted of the following (in millions):

	Three months ended March 31,
	2013	2012	% Change
Interest credited — fixed	$109	$110	(1%)
Interest credited — fixed component of variable annuities	2	2	—%
Change in expected death and annuitization reserve	4	4	—%
Amortization of sales inducements	7	8	(13%)
Change in guaranteed withdrawal benefit reserve	8	2	300%
Change in other benefit reserves	2	3	(33%)
Fixed-indexed annuity specific items:
Embedded derivative mark-to-market	80	60	33%
Equity option mark-to-market	(77)	(57)	35%
Other changes in reserves specific to fixed-indexed annuities	(1)	(2)	(50%)
Total annuity benefits	$134	$130	3%

The profitability of a fixed annuity business is largely dependent on the ability of a company to earn income on the assets supporting the business in excess of the amounts credited to policyholder accounts plus expenses incurred (earning a “spread”). Performance measures such as net interest spread and net spread earned are often presented by annuity businesses to help users of their financial statements better understand the company's performance.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG's fixed annuity operations (including fixed-indexed annuities):

	Three months ended March 31,
	2013	2012	% Change
Average fixed annuity investments (at amortized cost)	$17,945	$15,746	14%
Average fixed annuity benefits accumulated	17,506	15,508	13%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	5.48%	5.73%
Interest credited — fixed	(2.49%)	(2.85%)
Net interest spread	2.99%	2.88%

Policy charges and other miscellaneous income	0.14%	0.20%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.37%)	(0.38%)
Acquisition expenses	(0.69%)	(0.73%)
Other expenses	(0.45%)	(0.52%)
Change in fair value of derivatives and reserves specific to fixed-indexed annuities	(0.04%)	(0.02%)
Net spread earned on fixed annuities	1.58%	1.43%

Annuity Net Investment Income
Net investment income for the first three months of 2013 was $248 million compared to $228 million for the first three months of 2012, an increase of $20 million (9%). This increase reflects primarily the growth in AFG’s annuity business. The overall yield earned on investments in AFG's annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.25 percentage points in the first quarter of 2013 compared to the first quarter of 2012. This decline in net investment yield reflects (i) the investment of new premium dollars in the recent low interest rate environment and (ii) the impact of the maturity and redemption of higher yielding investments. These items were partially offset by exceptionally strong investment results in the 2013 quarter.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first three months of 2013 was $109 million compared to $110 million for the first three months of 2012, a decrease of $1 million (1%). The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.36 percentage points in the first quarter of 2013 compared to 2012, reflecting lower interest credited on new premiums. During the first quarter of 2013, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

To a lesser extent, the interest credited also reflects the Company's decision to lower interest rates on certain inforce business. Excluding those annuities that have guaranteed withdrawal benefits, at March 31, 2013, AFG could reduce the average crediting rate on approximately $14 billion of traditional and fixed-indexed deferred annuities by an additional 0.41% (on a weighted average basis). Annuity policies are subject to Guaranteed Minimum Interest Rates (“GMIRs”) at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG's annuities with a GMIR of 3% or higher are at their minimum.

% of
GMIR	Reserves
1 — 1.99%	42%
2 — 2.99%	13%
3 — 3.99%	26%
4.00% and above	19%

Annuity Net Interest Spread
AFG's net interest spread in 2013 increased 0.11 percentage points in the first quarter of 2013 compared to the same period in 2012 primarily as a result of exceptionally strong investment results during the 2013 first quarter. AFG expects its net interest spreads to narrow in the future.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income for the first three months of 2013 were $9 million compared to $11 million for the first three months of 2012, a decrease of $2 million (18%). Policy charges and other miscellaneous income for AFG's annuity operations, which consist primarily of surrender charges, as a percentage of average fixed annuity benefits accumulated declined 0.06 percentage points primarily reflecting lower surrender charge rates.

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees for the first three months of 2013 were $16 million compared to $15 million for the first three months of 2012, an increase of $1 million (7%). In addition to interest credited to policyholders’ accounts, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended March 31,
	2013	2012
Change in expected death and annuitization reserve	$4	$4
Amortization of sales inducements	7	8
Change in guaranteed withdrawal benefit reserve	8	2
Change in other benefit reserves	2	3
Other annuity benefits	21	17
Offset guaranteed withdrawal benefit fees	(5)	(2)
Other annuity benefits, net	$16	$15

The $1 million increase in other annuity benefits, net of guaranteed withdrawal benefit fees for the first three months of 2013 compared to the first three months of 2012 reflects increased sales of products with guaranteed withdrawal benefit features.

Annuity Acquisition Expenses
AFG's amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.69% for the first three months of 2013 compared to 0.73% for the first three months of 2012 and has generally ranged between 0.70% and 0.80%. Variances in these percentages generally relate to changes in the mix of business and actual experience as compared to certain actuarial assumptions.

Annuity Other Expenses
Annuity other expenses for the first three months of 2013 were $21 million compared to $22 million for the first three months of 2012, a decrease of $1 million (5%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses declined 0.07 percentage points for the first three months of 2013 as compared to the first three months of 2012 and is expected to continue to decrease as AFG's annuity business grows.

Change in Fair Value of Derivatives and Change in Other Reserves Specific to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately 40% of annuity benefits accumulated at March 31, 2013, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements.” The net change in fair value of derivatives and change in other reserves specific to fixed-indexed annuities for the first three months of 2013 was $2 million compared to $1 million for the first three months of 2012.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability or interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses (sales inducements), excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG's annuity benefits accumulated liability for the three months ended March 31, 2013 and 2012 (in millions):

	Three months ended March 31,
	2013	2012
Beginning fixed annuity reserves	$17,274	$15,188
Fixed annuity premiums	609	788
Surrenders, benefits and other withdrawals	(352)	(324)
Interest and other annuity benefit expenses:
Interest credited	109	110
Embedded derivative mark-to-market	80	60
Change in other benefit reserves	17	6
Ending fixed annuity reserves	$17,737	$15,828

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$17,737	$15,828
Impact of unrealized investment gains	140	33
Fixed component of variable annuities	198	203
Annuity benefits accumulated per balance sheet	$18,075	$16,064

Statutory Annuity Premiums
AFG's annuity operations generated statutory premiums of $624 million in the first quarter of 2013 compared to $803 million in the first quarter of 2012, a decline of $179 million (22%). The following table summarizes AFG's annuity sales (dollars in millions):

	Three months ended March 31,
	2013	2012	% Change
Retail single premium annuities — indexed	$333	$409	(19%)
Retail single premium annuities — fixed	27	42	(36%)
Financial institutions single premium annuities — indexed	83	80	4%
Financial institutions single premium annuities — fixed	111	195	(43%)
Education market — 403(b) fixed and indexed annuities	55	62	(11%)
Total fixed annuity premiums	609	788	(23%)
Variable annuities	15	15	—%
Total annuity premiums	$624	$803	(22%)

The net decrease in annuity premiums in the first quarter of 2013 compared to the same period in 2012 was consistent with expectations and reflects actions taken by AFG in response to the significant drop in interest rates that began in the second quarter of 2012. These actions included reductions in interest rates credited to policyholders and in commissions paid to agents. In addition, AFG believes its sales have been impacted by aggressive participants and new entrants in certain of its markets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended 2013 and 2012 (in millions):

	Three months ended March 31,
	2013	2012
Earnings on fixed annuity benefits accumulated	$69	$56
Earnings on investments in excess of fixed annuity benefits accumulated (*)	6	3
Variable annuity earnings	1	1
Earnings before income taxes	$76	$60

(*) Net investment income (as a % of investments) of 5.48% and 5.73% for the three months ended March 31, 2013 and 2012, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG's earnings before income taxes from its run-off long-term care and life operations for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three months ended March 31,
	2013	2012	% Change
Revenues:
Net earned premiums:
Long-term care	$20	$20	—%
Life operations	10	10	—%
Net investment income	19	17	12%
Other income	1	—
Total revenues	50	47	6%

Costs and Expenses:
Life, accident and health benefits:
Long-term care	26	22	18%
Life operations	14	15	(7%)
Acquisition expenses	5	5	—%
Other expenses	6	4	50%
Total costs and expenses	51	46	11%
Earnings (loss) before income taxes	$(1)	$1

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Medicare Supplement and Critical Illness Segment — Results of Operations AFG's Medicare supplement and critical illness segment, which was sold in August 2012, contributed pretax earnings of $6 million in the first three months of 2012. See Note B — “Sale of Subsidiaries.” The following table details AFG's earnings before income taxes from its Medicare supplement and critical illness business (in millions):

	Three months ended March 31,
	2013	2012
Revenues:
Net earned premiums	$—	$75
Net investment income	—	3
Other income	—	2
Total revenues	—	80

Costs and Expenses:
Life, accident and health benefits	—	53
Acquisition expenses	—	11
Other expenses	—	10
Total costs and expenses	—	74
Earnings before income taxes	$—	$6

Holding Company, Other and Unallocated — Results of Operations   AFG's net pretax loss outside of its insurance operations (excluding realized gains) totaled $45 million for the first three months of 2013 compared to $40 million for the first three months of 2012, an increase of $5 million (13%).

The following table details AFG's loss before income taxes from operations outside of its insurance operations for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three months ended March 31,
	2013	2012	% Change
Revenues:
Net investment income	$4	$4	—%
Other income	8	4	100%
Total revenues	12	8	50%

Costs and Expenses:
Interest charges on borrowed money	17	17	—%
Other expenses	40	31	29%
Total costs and expenses	57	48	19%
Loss before income taxes, excluding realized gains	$(45)	$(40)	13%

Holding Company and Other — Investment Income
AFG recorded investment income on investments held outside of its insurance operations of $4 million in both the first three months of 2013 and 2012.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the first three months of 2013 and 2012 of management fees paid to AFG by the AFG-managed CLOs (AFG's consolidated managed investment entities). These fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under Results of Operations — Segmented Statement of Earnings. Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $4 million in the first three months of 2013 compared to less than $1 million in the first three months of 2012.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Interest Charges on Borrowed Money
AFG's holding companies and other operations outside of its insurance operations recorded interest expense of $17 million in both the first quarter of 2013 and 2012. In 2012, AFG issued two new Senior Notes and used the proceeds to redeem higher rate debt. The following table details AFG's long-term debt balances as of March 31, 2013 compared to March 31, 2012 (dollars in millions):

	March 31, 2013		March 31, 2012
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350		$350
6-3/8% Senior Notes due June 2042	230		—
5-3/4% Senior Notes due August 2042	125		—
7% Senior Notes due September 2050	132		132
7-1/8% Senior Notes	—		115
Other	3		3
	840		600
Other holding company obligations:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures	—		112
7-1/4% Senior Debentures	—		86
Secured borrowings (guaranteed by AFG)	15		16
AAG Holding Variable Rate Subordinated Debentures due May 2033	20		20
	35		234

Total Holding Company and Other Debt	$875		$834
		`
Weighted Average Interest Rate	7.7%		8.2%

Holding Company and Other — Other Expenses
AFG's holding companies and other operations outside of its insurance operations recorded other expenses of $40 million in the first three months of 2013 compared to $31 million in the first three months of 2012, an increase of $9 million (29%). The $9 million increase reflects the impact of higher holding company expenses, primarily related to certain share-based incentive plans.

Consolidated Realized Gains (Losses) on Securities   AFG's consolidated realized gains on securities, which are not allocated to segments, were $57 million in the first three months of 2013 compared to $44 million in the first three months of 2012, an increase of $13 million (30%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended March 31,
	2013	2012
Realized gains (losses) before impairments:
Disposals	$54	$46
Change in the fair value of derivatives	4	4
Adjustments to annuity deferred policy acquisition costs and related items	(1)	(2)
	57	48
Impairment charges:
Securities	—	(6)
Adjustments to annuity deferred policy acquisition costs and related items	—	2
	—	(4)
	$57	$44

Realized gains on disposals include gains on sales of shares of Verisk Analytics, Inc. of $25 million in the first quarter of 2013 and $27 million in the first quarter of 2012.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The change in fair value of derivatives includes net gains of $2 million in the first quarter of 2013 and net gains of $4 million in the 2012 first quarter from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note F — “Derivatives.”

Consolidated Income Taxes   AFG's consolidated provision for income taxes was $62 million for the first quarter of 2013 compared to $58 million in the first quarter of 2012, an increase of $4 million (7%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG's consolidated net earnings (loss) attributable to noncontrolling interests was $7 million for the first quarter of 2013 compared to $25 million for the first quarter of 2012, a decrease of $18 million (72%) The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended March 31,
	2013	2012	% Change
National Interstate	$4	$5	(20%)
Marketform	—	(1)	(100%)
Managed Investment Entities	(11)	(28)	(61%)
Other	—	(1)	(100%)
	$(7)	$(25)

During the third quarter of 2012, AFG acquired the remaining 28% of Marketform that it did not already own. As discussed in Notes A — “Accounting Policies,” and H — “Managed Investment Entities” to the financial statements, the losses of Managed Investment Entities represent CLO losses that ultimately inure to holders of the CLO debt.

NEW ACCOUNTING STANDARDS
See Note A — “Accounting Policies — Accounting Standards Adopted in 2013” for a discussion of new accounting standards adopted by AFG in 2013.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure of Market Risk
As of March 31, 2013, there were no material changes to the information provided in Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” of AFG’s 2012 Form 10-K.
ITEM 4
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2013 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II
OTHER INFORMATION
ITEM 1
Legal Proceedings
As previously reported in Item 3 — “Legal Proceedings” of AFG’s 2012 Form 10-K, Great American Insurance Company and certain other unaffiliated insurers were parties to declaratory judgment coverage litigation brought in 2001 in the United States District Court for the Southern District of Ohio (arising from claims alleging asbestos exposure resulting in bodily injury) under insurance policies issued during the 1970's and 1980's to Bigelow-Liptak Corporation and related companies, subsequently known as A.P. Green Industries (“A.P. Green”). In February 2002, A.P. Green and related entities filed petitions for bankruptcy under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania (In Re Global Industrial Technologies, Inc., et al.,) and an adversary proceeding was initiated against Great American and other insurers. In 2003, Great American entered into a settlement agreement, which subsequently received final approval by the Bankruptcy Court. In May 2013, the settlement of $122.3 million was paid in cash to the A.P. Green trusts that were established to administer asbestos and silica claims. A final payment of $1.2 million is required by the settlement agreement payable to certain attorneys that had represented A.P. Green and will be made following final court approval, which is expected in the second or third quarter of 2013. The full amount of the settlement was accrued in prior years, so these payments had no additional impact on the Company’s results of operations or financial position. With these payments, Great American receives a full and final release, a policy buyback, final dismissal of pending actions and full statutory protections afforded by the Bankruptcy Code.

ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first three months of 2013 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
January	—	$—	—	2,562,857
February	7,386	$43.53	7,386	7,555,471
March	54,200	$43.73	54,200	7,501,271

(a)
Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in August 2012 and February 2013. AFG’s Board of Directors authorized the repurchase of five million additional shares in February 2013.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

May 9, 2013	BY:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and
Chief Financial Officer