Form 10-Q
period 2013-06-30
AMERICAN FINANCIAL GROUP INC
filed 2013-08-08
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
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
Indicate by check mark whether the Registrant is a shell company.    Yes  ☐    No  ☑
As of August 1, 2013, there were 88,968,433 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$1,271	$1,705
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $23,740 and $22,083)	25,035	24,118
Fixed maturities, trading at fair value	293	321
Equity securities, at fair value (cost — $984 and $778)	1,199	939
Mortgage loans	599	607
Policy loans	242	228
Real estate and other investments	623	531
Total cash and investments	29,262	28,449
Recoverables from reinsurers	3,044	3,750
Prepaid reinsurance premiums	520	471
Agents’ balances and premiums receivable	754	636
Deferred policy acquisition costs	818	550
Assets of managed investment entities	2,973	3,225
Other receivables	422	539
Variable annuity assets (separate accounts)	608	580
Other assets	828	786
Goodwill	185	185
Total assets	$39,414	$39,171

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$6,098	$6,845
Unearned premiums	1,789	1,651
Annuity benefits accumulated	18,848	17,609
Life, accident and health reserves	2,017	2,059
Payable to reinsurers	367	475
Liabilities of managed investment entities	2,603	2,892
Long-term debt	949	953
Variable annuity liabilities (separate accounts)	608	580
Other liabilities	1,497	1,359
Total liabilities	34,776	34,423
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 88,820,940 and 88,979,303 shares outstanding	89	89
Capital surplus	1,088	1,063
Retained earnings:
Appropriated — managed investment entities	33	75
Unappropriated	2,664	2,520
Accumulated other comprehensive income, net of tax	599	831
Total shareholders’ equity	4,473	4,578
Noncontrolling interests	165	170
Total equity	4,638	4,748
Total liabilities and equity	$39,414	$39,171

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Property and casualty insurance net earned premiums	$709	$640	$1,396	$1,243
Life, accident and health net earned premiums	28	105	58	210
Net investment income	332	329	658	646
Realized gains (losses) on:
Securities (*)	41	16	98	60
Subsidiaries	—	(1)	—	(1)
Income (loss) of managed investment entities:
Investment income	32	32	66	61
Loss on change in fair value of assets/liabilities	(28)	(21)	(36)	(50)
Other income	25	24	47	42
Total revenues	1,139	1,124	2,287	2,211

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	430	363	823	707
Commissions and other underwriting expenses	260	232	511	443
Annuity benefits	120	147	254	277
Life, accident and health benefits	38	82	78	172
Annuity and supplemental insurance acquisition expenses	52	47	88	92
Interest charges on borrowed money	18	19	36	38
Expenses of managed investment entities	24	20	46	39
Other expenses	71	78	150	161
Total costs and expenses	1,013	988	1,986	1,929
Earnings before income taxes	126	136	301	282
Provision for income taxes	49	52	111	110
Net earnings, including noncontrolling interests	77	84	190	172
Less: Net earnings (loss) attributable to noncontrolling interests	(33)	(15)	(40)	(40)
Net Earnings Attributable to Shareholders	$110	$99	$230	$212

Earnings Attributable to Shareholders per Common Share:
Basic	$1.23	$1.02	$2.57	$2.18
Diluted	$1.20	$1.01	$2.52	$2.15
Average number of Common Shares:
Basic	89.6	96.4	89.5	97.0
Diluted	91.5	98.0	91.3	98.7

Cash dividends per Common Share	$0.195	$0.175	$0.39	$0.35
________________________________________
(*) Consists of the following:
Realized gains before impairments	$42	$23	$99	$71

Losses on securities with impairment	(1)	(7)	(1)	(12)
Non-credit portion recognized in other comprehensive income (loss)	—	—	—	1
Impairment charges recognized in earnings	(1)	(7)	(1)	(11)
Total realized gains on securities	$41	$16	$98	$60

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net earnings, including noncontrolling interests	$77	$84	$190	$172
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(245)	78	(166)	236
Reclassification adjustment for realized gains included in net earnings	(27)	(12)	(63)	(40)
Total net unrealized gains (losses) on securities	(272)	66	(229)	196
Foreign currency translation adjustments	(5)	(8)	(9)	(1)
Pension and other postretirement plans adjustments	—	—	—	1
Other comprehensive income (loss), net of tax	(277)	58	(238)	196
Total comprehensive income (loss), net of tax	(200)	142	(48)	368
Less: Comprehensive income (loss) attributable to noncontrolling interests	(40)	(16)	(46)	(37)
Comprehensive income (loss) attributable to shareholders	$(160)	$158	$(2)	$405

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2012	88,979,303	$1,152	$75	$2,520	$831	$4,578	$170	$4,748
Net earnings	—	—	—	230	—	230	(40)	190
Other comprehensive income	—	—	—	—	(232)	(232)	(6)	(238)
Allocation of losses of managed investment entities	—	—	(42)	—	—	(42)	42	—
Dividends on Common Stock	—	—	—	(34)	—	(34)	—	(34)
Shares issued:
Exercise of stock options	943,697	30	—	—	—	30	—	30
Other benefit plans	368,051	6	—	—	—	6	—	6
Dividend reinvestment plan	7,398	—	—	—	—	—	—	—
Stock-based compensation expense	—	8	—	—	—	8	—	8
Shares acquired and retired	(1,448,156)	(19)	—	(51)	—	(70)	—	(70)
Shares exchanged — benefit plans	(29,353)	—	—	(1)	—	(1)	—	(1)
Other	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2013	88,820,940	$1,177	$33	$2,664	$599	$4,473	$165	$4,638

Balance at December 31, 2011	97,846,402	$1,219	$173	$2,439	$580	$4,411	$146	$4,557
Net earnings	—	—	—	212	—	212	(40)	172
Other comprehensive income	—	—	—	—	193	193	3	196
Allocation of losses of managed investment entities	—	—	(46)	—	—	(46)	46	—
Dividends on Common Stock	—	—	—	(33)	—	(33)	—	(33)
Shares issued:
Exercise of stock options	814,394	21	—	—	—	21	—	21
Other benefit plans	276,195	5	—	—	—	5	—	5
Dividend reinvestment plan	7,711	—	—	—	—	—	—	—
Stock-based compensation expense	—	12	—	—	—	12	—	12
Shares acquired and retired	(3,985,470)	(50)	—	(103)	—	(153)	—	(153)
Other	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2012	94,959,232	$1,207	$127	$2,515	$773	$4,622	$153	$4,775

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended June 30,
	2013	2012
Operating Activities:
Net earnings, including noncontrolling interests	$190	$172
Adjustments:
Depreciation and amortization	78	83
Annuity benefits	254	277
Realized gains on investing activities	(105)	(57)
Net sales of trading securities	24	5
Deferred annuity and life policy acquisition costs	(83)	(129)
Change in:
Reinsurance and other receivables	659	212
Other assets	(41)	50
Insurance claims and reserves	(617)	(167)
Payable to reinsurers	(108)	(79)
Other liabilities	45	(179)
Managed investment entities’ assets/liabilities	(115)	40
Other operating activities, net	15	(2)
Net cash provided by operating activities	196	226

Investing Activities:
Purchases of:
Fixed maturities	(3,009)	(1,976)
Equity securities	(274)	(194)
Mortgage loans	(73)	(97)
Real estate, property and equipment	(38)	(52)
Proceeds from:
Maturities and redemptions of fixed maturities	1,456	993
Repayments of mortgage loans	82	6
Sales of fixed maturities	139	239
Sales of equity securities	142	107
Managed investment entities:
Purchases of investments	(829)	(925)
Proceeds from sales and redemptions of investments	1,215	1,106
Other investing activities, net	(3)	(33)
Net cash used in investing activities	(1,192)	(826)

Financing Activities:
Annuity receipts	1,685	1,710
Annuity surrenders, benefits and withdrawals	(749)	(696)
Net transfers from variable annuity assets	12	9
Additional long-term borrowings	—	223
Reductions of long-term debt	(4)	(6)
Issuances of managed investment entities’ liabilities	652	359
Retirement of managed investment entities’ liabilities	(960)	(633)
Issuances of Common Stock	31	22
Repurchases of Common Stock	(70)	(153)
Cash dividends paid on Common Stock	(34)	(33)
Other financing activities, net	(1)	(3)
Net cash provided by financing activities	562	799
Net Change in Cash and Cash Equivalents	(434)	199
Cash and cash equivalents at beginning of period	1,705	1,324
Cash and cash equivalents at end of period	$1,271	$1,523

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Sale of Subsidiaries	I.	Goodwill and Other Intangibles
C.	Segments of Operations	J.	Long-Term Debt
D.	Fair Value Measurements	K.	Shareholders’ Equity
E.	Investments	L.	Income Taxes
F.	Derivatives	M.	Contingencies
G.	Deferred Policy Acquisition Costs

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation, primarily the reclassification of investment expenses and real estate income and expenses to net investment income. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2013, and prior to the filing date of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

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

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in the first six months of 2013 or 2012.

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

The net gain or loss from accounting for the CLO assets and liabilities at fair value is separately presented in AFG’s Statement of Earnings. CLO earnings attributable to AFG’s shareholders represent the change in fair value of AFG’s investments in the CLOs (including distributions) and management fees earned. All other CLO earnings (losses) are not attributable to AFG’s shareholders and will ultimately inure to the benefit of the CLO debt holders. As a result, such CLO earnings (losses) are included in net earnings (loss) attributable to noncontrolling interests in AFG’s Statement of Earnings and in appropriated retained earnings — managed investment entities in the Balance Sheet. As the CLOs approach maturity (2016 to 2025), it is expected that losses attributable to noncontrolling interests will reduce appropriated retained earnings towards zero as the fair values of the assets and liabilities converge and the CLO assets are used to pay the CLO debt.

At June 30, 2013, assets and liabilities of managed investment entities included $96 million in assets and $66 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that is expected to close in the second half of 2013. Upon closing, all warehoused assets are expected to be transferred to the new CLO and the liabilities will be repaid. At December 31, 2012, assets and liabilities of managed investment entities included $107 million in assets and $87 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO. All warehoused assets were transferred to that new CLO and the liabilities were repaid when the CLO formation was completed and the CLO issued securities in April 2013.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes adjustments to weighted average common shares related to stock-based compensation plans: second quarter of 2013 and 2012 — 1.9 million and 1.6 million; first six months of 2013 and 2012 — 1.8 million and 1.7 million, respectively.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: second quarter of 2013 and 2012 — 1.3 million and 2.1 million; first six months of 2013 and 2012 — 1.4 million and 1.8 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2013 and 2012 periods.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

B.     Sale of Subsidiaries

Medicare Supplement and Critical Illness Segment   In August 2012, AFG completed the sale of its Medicare supplement and critical illness businesses, which included Loyal American Life Insurance Company and four other insurance companies, to Cigna Corporation for $326 million in cash resulting in a pretax gain of $170 million (including post-closing adjustments). Since the transaction includes the ongoing cessions of certain business to Cigna, the operations sold are not reported as discontinued operations. Summarized Statement of Earnings information for the Medicare supplement and critical illness segment for the second quarter and first six months of 2012 is shown below (in millions):

	Three months ended	Six months ended
	June 30, 2012	June 30, 2012
Total revenues	$79	$159
Total costs and expenses	67	141
Earnings before income taxes	$12	$18

C.    Segments of Operations

AFG manages its business as five segments: (i) Property and casualty insurance, (ii) Annuity, (iii) Run-off long-term care and life, (iv) Medicare supplement and critical illness (sold in August 2012) and (v) Other, which includes holding company costs, and the operations attributable to the noncontrolling interests of the managed investment entities.

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, executive liability, umbrella and excess liability, customized programs for small to mid-sized businesses and workers’ compensation, and (iii) Specialty financial, which includes risk management insurance programs for leasing and financing institutions (including collateral and lender-placed mortgage property insurance), surety and fidelity products and trade credit insurance. AFG’s annuity business markets traditional fixed and fixed-indexed annuities in the retail, financial institutions and education markets. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$301	$290	$594	$553
Specialty casualty	277	236	536	456
Specialty financial	113	98	229	201
Other specialty	18	16	37	33
Total premiums earned	709	640	1,396	1,243
Net investment income	65	69	131	139
Other income	6	8	9	11
Total property and casualty insurance	780	717	1,536	1,393
Annuity:
Net investment income	257	245	505	473
Other income	15	12	29	25
Total annuity	272	257	534	498
Run-off long-term care and life	47	49	97	96
Medicare supplement and critical illness (a)	—	79	—	159
Other	(1)	7	22	6
Total revenues before realized gains	1,098	1,109	2,189	2,152
Realized gains on securities	41	16	98	60
Realized losses on subsidiaries	—	(1)	—	(1)
Total revenues	$1,139	$1,124	$2,287	$2,211

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$(31)	$6	$(21)	$33
Specialty casualty	32	33	51	37
Specialty financial	15	11	28	27
Other specialty	5	2	11	3
Other lines, primarily A&E charges	(2)	(7)	(7)	(7)
Total underwriting	19	45	62	93
Investment and other income, net	60	60	116	115
Total property and casualty insurance	79	105	178	208
Annuity (b)	77	59	153	119
Run-off long-term care and life	(2)	5	(3)	6
Medicare supplement and critical illness (a)	—	12	—	18
Other (c)	(69)	(60)	(125)	(128)
Total earnings before realized gains and income taxes	85	121	203	223
Realized gains on securities	41	16	98	60
Realized losses on subsidiaries	—	(1)	—	(1)
Total earnings before income taxes	$126	$136	$301	$282

(a)	Sold in August 2012.

(b)	Includes a $5 million charge in the second quarter of 2013 to cover expected assessments from state guaranty funds related to the insolvency and liquidation of an unaffiliated life insurance company.

(c)
Includes holding company expenses and losses of managed investment entities attributable to noncontrolling interest of $31 million and $18 million for the second quarter and $42 million and $46 million for the first six months of 2013 and 2012, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2013
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$163	$129	$20	$312
States, municipalities and political subdivisions	—	4,753	63	4,816
Foreign government	—	242	—	242
Residential MBS	—	3,824	329	4,153
Commercial MBS	—	2,818	28	2,846
Asset-backed securities (“ABS”)	—	2,054	180	2,234
Corporate and other	15	10,122	295	10,432
Total AFS fixed maturities	178	23,942	915	25,035
Trading fixed maturities	—	293	—	293
Equity securities	953	168	78	1,199
Assets of managed investment entities (“MIE”)	335	2,607	31	2,973
Variable annuity assets (separate accounts) (a)	—	608	—	608
Other investments	—	187	—	187
Total assets accounted for at fair value	$1,466	$27,805	$1,024	$30,295
Liabilities:
Liabilities of managed investment entities	$121	$—	$2,482	$2,603
Derivatives in annuity benefits accumulated	—	—	577	577
Other liabilities — derivatives	—	12	—	12
Total liabilities accounted for at fair value	$121	$12	$3,059	$3,192

December 31, 2012
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$227	$141	$20	$388
States, municipalities and political subdivisions	—	4,410	58	4,468
Foreign government	—	260	—	260
Residential MBS	—	3,833	371	4,204
Commercial MBS	—	2,896	22	2,918
Asset-backed securities	—	1,387	253	1,640
Corporate and other	5	9,999	236	10,240
Total AFS fixed maturities	232	22,926	960	24,118
Trading fixed maturities	—	321	—	321
Equity securities	781	121	37	939
Assets of managed investment entities	256	2,929	40	3,225
Variable annuity assets (separate accounts) (a)	—	580	—	580
Other investments	—	133	—	133
Total assets accounted for at fair value	$1,269	$27,010	$1,037	$29,316
Liabilities:
Liabilities of managed investment entities	$147	$—	$2,745	$2,892
Derivatives in annuity benefits accumulated	—	—	465	465
Other liabilities — derivatives	—	17	—	17
Total liabilities accounted for at fair value	$147	$17	$3,210	$3,374

(a)    Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During the first six months of 2013 (all in the second quarter), five preferred stocks with an aggregate fair value of $11 million were transferred from Level 2 to Level 1 due to increases in trade frequency, resulting in trade data sufficient to warrant classification in Level 1. During the first six months of 2013, there were no transfers from Level 1 to Level 2. During the first six months of 2012 (all in the first quarter), six preferred stocks with an aggregate fair value of $35 million were transferred from Level 1 to Level 2 due to decreases in trade frequency, resulting in lack of available trade data sufficient to warrant classification in Level 1. During the first six months 2012, there were no transfers from Level 2 to Level 1. Approximately 3% of the total assets carried at fair value on June 30, 2013, were Level 3 assets. Approximately 82% of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than one-half of 1% of the total assets measured at fair value and less than 3% of AFG’s shareholders’ equity, changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

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

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $577 million at June 30, 2013. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.50% – 2.00% over the risk free rate
Risk margin for uncertainty in cash flows	0.4% reduction in the discount rate
Surrenders	4% – 20% of indexed account value
Partial surrenders	2% – 5% of indexed account value
Annuitizations	1% – 2% of indexed account value
Deaths	1% – 2.5% of indexed account value
Budgeted option costs	2.5% – 4.0% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the second quarter and first six months of 2013 and 2012 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2013	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2013
AFS fixed maturities:
U.S. government agency	$20	$—	$—	$—	$—	$—	$—	$20
State and municipal	54	—	(1)	10	—	—	—	63
Residential MBS	354	2	(7)	—	(17)	9	(12)	329
Commercial MBS	30	(2)	—	—	—	—	—	28
Asset-backed securities	245	2	(2)	—	(39)	—	(26)	180
Corporate and other	244	—	(10)	44	(4)	25	(4)	295
Equity securities	49	—	(1)	39	—	—	(9)	78
Assets of MIE	30	1	—	6	(6)	—	—	31
Liabilities of MIE (*)	(2,501)	(14)	—	(406)	439	—	—	(2,482)
Embedded derivatives	(555)	3	—	(32)	7	—	—	(577)

(*)	Total realized/unrealized loss included in net income includes losses of $9 million related to liabilities outstanding as of June 30, 2013. See Note H — “Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2012	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2012
AFS fixed maturities:
State and municipal	$72	$—	$1	$9	$—	$5	$(1)	$86
Residential MBS	314	1	—	63	(7)	21	(72)	320
Commercial MBS	20	—	—	—	—	—	—	20
Asset-backed securities	239	4	—	10	(9)	3	(7)	240
Corporate and other	276	1	8	41	(13)	4	—	317
Trading fixed maturities	1	—	—	—	—	—	—	1
Equity securities	24	—	—	17	—	—	—	41
Assets of MIE	64	—	—	1	(9)	—	(2)	54
Liabilities of MIE (*)	(2,554)	(19)	—	—	144	—	—	(2,429)
Embedded derivatives	(437)	3	—	(16)	6	—	—	(444)

(*)	Total realized/unrealized loss included in net income includes losses of $14 million related to liabilities outstanding as of June 30, 2012. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2012	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2013
AFS fixed maturities:
U.S. government agency	$20	$—	$—	$—	$—	$—	$—	$20
State and municipal	58	—	(1)	10	—	—	(4)	63
Residential MBS	371	4	(1)	6	(29)	25	(47)	329
Commercial MBS	22	(1)	—	—	—	7	—	28
Asset-backed securities	253	3	(2)	12	(45)	—	(41)	180
Corporate and other	236	—	(10)	55	(6)	24	(4)	295
Equity securities	37	—	2	48	—	—	(9)	78
Assets of MIE	40	(3)	—	6	(6)	—	(6)	31
Liabilities of MIE (*)	(2,745)	(39)	—	(406)	689	—	19	(2,482)
Embedded derivatives	(465)	(77)	—	(49)	14	—	—	(577)

(*)	Total realized/unrealized loss included in net income includes losses of $24 million related to liabilities outstanding as of June 30, 2013. See Note H — “Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2011	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2012
AFS fixed maturities:
State and municipal	$83	$—	$1	$19	$—	$5	$(22)	$86
Residential MBS	361	2	—	71	(17)	81	(178)	320
Commercial MBS	19	—	1	—	—	—	—	20
Asset-backed securities	220	5	5	18	(14)	13	(7)	240
Corporate and other	299	2	6	59	(24)	15	(40)	317
Trading fixed maturities	1	—	—	—	—	—	—	1
Equity securities	11	—	—	26	—	4	—	41
Assets of MIE	44	—	—	13	(12)	14	(5)	54
Liabilities of MIE (*)	(2,593)	(103)	—	(366)	633	—	—	(2,429)
Embedded derivatives	(361)	(57)	—	(37)	11	—	—	(444)

(*)	Total realized/unrealized loss included in net income includes losses of $51 million related to liabilities outstanding as of June 30, 2012. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2013
Financial assets:
Cash and cash equivalents	$1,271	$1,271	$1,271	$—	$—
Mortgage loans	599	603	—	—	603
Policy loans	242	242	—	—	242
Total financial assets not accounted for at fair value	$2,112	$2,116	$1,271	$—	$845
Financial liabilities:
Annuity benefits accumulated (*)	$18,648	$17,865	$—	$—	$17,865
Long-term debt	949	1,067	—	975	92
Total financial liabilities not accounted for at fair value	$19,597	$18,932	$—	$975	$17,957

December 31, 2012
Financial assets:
Cash and cash equivalents	$1,705	$1,705	$1,705	$—	$—
Mortgage loans	607	613	—	—	613
Policy loans	228	228	—	—	228
Total financial assets not accounted for at fair value	$2,540	$2,546	$1,705	$—	$841
Financial liabilities:
Annuity benefits accumulated (*)	$17,405	$17,422	$—	$—	$17,422
Long-term debt	953	1,086	—	990	96
Total financial liabilities not accounted for at fair value	$18,358	$18,508	$—	$990	$17,518

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

E.    Investments

Available for sale fixed maturities and equity securities at June 30, 2013, and December 31, 2012, consisted of the following (in millions):

	June 30, 2013				December 31, 2012
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$302	$312	$10	$—	$373	$388	$15	$—
States, municipalities and political subdivisions	4,705	4,816	190	(79)	4,144	4,468	329	(5)
Foreign government	230	242	12	—	242	260	18	—
Residential MBS	3,849	4,153	349	(45)	3,921	4,204	337	(54)
Commercial MBS	2,619	2,846	232	(5)	2,583	2,918	335	—
Asset-backed securities	2,205	2,234	41	(12)	1,590	1,640	52	(2)
Corporate and other	9,830	10,432	676	(74)	9,230	10,240	1,015	(5)
Total fixed maturities	$23,740	$25,035	$1,510	$(215)	$22,083	$24,118	$2,101	$(66)
Common stocks	$759	$966	$219	$(12)	$600	$749	$157	$(8)
Perpetual preferred stocks	$225	$233	$12	$(4)	$178	$190	$13	$(1)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at June 30, 2013 and December 31, 2012 were $227 million and related to residential MBS.

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
June 30, 2013
Fixed maturities:
U.S. Government and government agencies	$—	$84	100%	$—	$—	—%
States, municipalities and political subdivisions	(78)	1,581	95%	(1)	15	94%
Foreign government	—	—	—%	—	—	—%
Residential MBS	(10)	618	98%	(35)	263	88%
Commercial MBS	(5)	150	97%	—	—	—%
Asset-backed securities	(11)	749	99%	(1)	24	96%
Corporate and other	(73)	1,970	96%	(1)	24	96%
Total fixed maturities	$(177)	$5,152	97%	$(38)	$326	90%
Common stocks	$(12)	$138	92%	$—	$—	—%
Perpetual preferred stocks	$(3)	$78	96%	$(1)	$24	96%

December 31, 2012
Fixed maturities:
U.S. Government and government agencies	$—	$22	100%	$—	$—	—%
States, municipalities and political subdivisions	(5)	285	98%	—	24	100%
Foreign government	—	—	—%	—	—	—%
Residential MBS	(3)	146	98%	(51)	411	89%
Commercial MBS	—	16	100%	—	—	—%
Asset-backed securities	—	146	100%	(2)	57	97%
Corporate and other	(3)	237	99%	(2)	51	96%
Total fixed maturities	$(11)	$852	99%	$(55)	$543	91%
Common stocks	$(8)	$88	92%	$—	$—	—%
Perpetual preferred stocks	$—	$7	100%	$(1)	$25	96%

At June 30, 2013, the gross unrealized losses on fixed maturities of $215 million relate to approximately 1,000 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 79% of the gross unrealized loss and 85% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first six months of 2013, AFG did not record any other-than-temporary impairment charges related to its residential MBS.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2013.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions).

	2013	2012
Balance at March 31	$191	$190
Additional credit impairments on:
Previously impaired securities	—	1
Securities without prior impairments	—	—
Reductions — disposals	—	—
Balance at June 30	$191	$191

Balance at January 1	$192	$187
Additional credit impairments on:
Previously impaired securities	—	4
Securities without prior impairments	—	—
Reductions — disposals	(1)	—
Balance at June 30	$191	$191

The table below sets forth the scheduled maturities of available for sale fixed maturities as of June 30, 2013 (in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$1,077	$1,101	4%
After one year through five years	4,674	5,014	20%
After five years through ten years	6,588	6,915	28%
After ten years	2,728	2,772	11%
	15,067	15,802	63%
ABS (average life of approximately 4 1/2 years)	2,205	2,234	9%
MBS (average life of approximately 3 1/2 years)	6,468	6,999	28%
Total	$23,740	$25,035	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at June 30, 2013 or December 31, 2012.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
June 30, 2013
Unrealized gain on:
Fixed maturities	$1,295	$(461)	$834
Equity securities	215	(77)	138
Deferred policy acquisition costs	(438)	153	(285)
Annuity benefits accumulated	(87)	31	(56)
Life, accident and health reserves	(81)	28	(53)
Other liabilities	33	(11)	22
	$937	$(337)	$600
December 31, 2012
Unrealized gain on:
Fixed maturities	$2,035	$(726)	$1,309
Equity securities	161	(57)	104
Deferred policy acquisition costs	(710)	247	(463)
Annuity benefits accumulated	(136)	48	(88)
Life, accident and health reserves	(117)	41	(76)
Other liabilities	57	(20)	37
	$1,290	$(467)	$823

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (a)	Tax Effects	Noncon- trolling Interests	Total
Quarter ended June 30, 2013
Realized before impairments	$8	$33	$1	$—	$(15)	$—	$27
Realized — impairments	—	—	(1)	—	—	—	(1)
Change in unrealized	(725)	(13)	—	319	147	7	(265)

Quarter ended June 30, 2012
Realized before impairments	$6	$21	$(4)	$—	$(8)	$(1)	$14
Realized — impairments	—	(8)	—	1	3	—	(4)
Change in unrealized	231	(30)	—	(100)	(35)	—	66

Six months ended June 30, 2013
Realized before impairments	$27	$71	$2	$(1)	$(35)	$(1)	$63
Realized — impairments	—	—	(1)	—	—	—	(1)
Change in unrealized	(740)	54	—	333	124	6	(223)

Six months ended June 30, 2012
Realized before impairments	$20	$56	$(3)	$(2)	$(25)	$(1)	$45
Realized — impairments	(4)	(10)	—	3	4	—	(7)
Change in unrealized	363	40	—	(102)	(105)	(3)	193

(a)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

Realized gains (losses) on securities includes net losses of $3 million in the second quarter and $1 million in the first six months of 2013 compared to net losses of $1 million in the second quarter and net gains of $3 million in the first six months of 2012 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Six months ended June 30,
	2013	2012
Fixed maturities:
Gross gains	$28	$18
Gross losses	(1)	(1)
Equity securities:
Gross gains	71	57
Gross losses	—	(1)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.

The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		June 30, 2013		December 31, 2012
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$130	$—	$110	$—
Public company warrants	Equity securities	15	—	—	—
Interest rate swaptions	Other investments	2	—	1	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	577	—	465
Equity index call options	Other investments	185	—	132	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	12	—	17
		$332	$589	$243	$482

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

AFG has $700 million notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring between 2013 and 2015) outstanding at June 30, 2013 which are used to mitigate interest rate risk in its annuity operations. AFG paid $20 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.

AFG’s fixed-indexed annuities, which represented approximately 40% of annuity benefits accumulated at June 30, 2013, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives. As shown in the table below, the mark-to-market on the embedded derivative and call options both resulted in gains in the second quarter of 2013. The $16 million increase in fair value of call options reflects the increase in the stock market during the quarter. However, the offsetting unfavorable impact of stock market performance on the embedded derivative was outweighed by the favorable impact of higher market interest rates resulting in a $3 million overall gain from the mark-to-market of the embedded derivative. In the second quarter of 2012, poor stock market performance resulted in a $21 million loss from the mark-to-market of the call options. In that period, the offsetting favorable impact of poor stock market performance on the embedded derivative was mitigated by the negative impact of lower market interest rates resulting in a $3 million overall gain from the mark-to-market of the embedded derivative.

As discussed under “Reinsurance” in Note A, certain reinsurance contracts are considered to contain embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the second quarter and first six months of 2013 and 2012 (in millions):

		Three months ended June 30,		Six months ended June 30,
Derivative	Statement of Earnings Line	2013	2012	2013	2012
MBS with embedded derivatives	Realized gains	$(3)	$(1)	$(1)	$3
Public company warrants	Realized gains	(1)	—	1	—
Interest rate swaptions	Realized gains	1	(3)	1	(3)
Fixed-indexed annuities (embedded derivative)	Annuity benefits	3	3	(77)	(57)
Equity index call options	Annuity benefits	16	(21)	93	36
Reinsurance contracts (embedded derivative)	Investment income	4	(4)	5	(3)
		$20	$(26)	$22	$(24)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other (*)
	Deferred	Deferred	Sales	Present Value			Consolidated
	Costs	Costs	Inducements	of Future Profits	Unrealized	Total	Total
Balance at March 31, 2013	$203	$793	$165	$95	$(691)	$362	$565
Additions	123	49	2	—	—	51	174
Amortization:
Periodic amortization	(117)	(46)	(8)	(3)	—	(57)	(174)
Included in realized gains	—	1	—	—	—	1	1
Foreign currency translation	(1)	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	253	253	253
Balance at June 30, 2013	$208	$797	$159	$92	$(438)	$610	$818

Balance at March 31, 2012	$191	$939	$186	$139	$(539)	$725	$916
Additions	118	70	6	—	—	76	194
Amortization:
Periodic amortization	(111)	(39)	(8)	(4)	—	(51)	(162)
Included in realized gains	—	1	—	—	—	1	1
Change in unrealized	—	—	—	—	(103)	(103)	(103)
Balance at June 30, 2012	$198	$971	$184	$135	$(642)	$648	$846

Balance at December 31, 2012	$204	$787	$170	$99	$(710)	$346	$550
Additions	242	83	4	—	—	87	329
Amortization:
Periodic amortization	(237)	(73)	(15)	(7)	—	(95)	(332)
Included in realized gains	—	—	—	—	—	—	—
Foreign currency translation	(1)	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	272	272	272
Balance at June 30, 2013	$208	$797	$159	$92	$(438)	$610	$818

Balance at December 31, 2011	$189	$916	$189	$144	$(537)	$712	$901
Additions	221	129	11	—	—	140	361
Amortization:
Periodic amortization	(212)	(75)	(16)	(9)	—	(100)	(312)
Included in realized gains	—	1	—	—	—	1	1
Change in unrealized	—	—	—	—	(105)	(105)	(105)
Balance at June 30, 2012	$198	$971	$184	$135	$(642)	$648	$846

(*)	Includes AFG’s run-off long-term care and life segment and Medicare supplement and critical illness segment (sold in August 2012).

The PVFP amounts in the table above are net of $191 million and $184 million of accumulated amortization at June 30, 2013 and December 31, 2012, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 7.5% to 51.2% of the most subordinate debt tranche of ten collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2004 and 2013, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG), and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $336 million (including $105 million invested in the most subordinate debt tranches) at June 30, 2013, and $257 million at December 31, 2012.

In April 2013, AFG formed a new CLO, which issued $417 million face amount of liabilities (including $23 million face amount purchased by subsidiaries of AFG). During the first six months of 2013, AFG subsidiaries also purchased $94 million face amount of senior debt tranches of existing CLOs for $89 million.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$(14)	$(2)	$3	$53
Liabilities	(14)	(19)	(39)	(103)
Management fees paid to AFG	4	4	8	8
CLO earnings (losses) attributable to (b):
AFG shareholders	7	5	18	10
Noncontrolling interests	(31)	(18)	(42)	(46)

(a)	Included in Revenues in AFG’s Statement of Earnings.

(b)	Included in Earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $26 million and $29 million at June 30, 2013 and December 31, 2012. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $88 million and $123 million at those dates. The CLO assets include $1 million and $5 million in loans (aggregate unpaid principal balance of $2 million and $12 million, respectively) at June 30, 2013 and December 31, 2012, for which the CLOs are not accruing interest because the loans are in default.

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $185 million during the first six months ended June 30, 2013. Included in other assets in AFG’s Balance Sheet is $21 million at June 30, 2013 and $28 million at December 31, 2012 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $68 million and $61 million, respectively. Amortization of these intangibles was $3 million in each of the second quarters of 2013 and 2012 and $7 million in each of the first six months of 2013 and 2012, respectively. Other assets also include $8 million in non-amortizable intangible assets related to property and casualty insurance acquisitions.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Long-Term Debt

The carrying value of long-term debt consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
Other	3	3
	840	840
Subsidiaries:
Notes payable secured by real estate due 2013 through 2016	62	62
Secured borrowings ($15 and $16 guaranteed by AFG)	15	19
National Interstate bank credit facility	12	12
	89	93
Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures due May 2033	20	20
	$949	$953

In June 2013, AFG called the $20 million in AAG Holding Subordinated Debentures for redemption on August 15, 2013 at par value. Including this redemption, scheduled principal payments on debt for the balance of 2013 and the subsequent five years were as follows:
2013 — $36 million; 2014 — $2 million; 2015 — $14 million; 2016 — $45 million; 2017 — $12 million and 2018 — none.

As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	June 30, 2013	December 31, 2012
Unsecured obligations	$872	$872
Obligations secured by real estate	62	62
Other secured borrowings	15	19
	$949	$953

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at June 30, 2013 or December 31, 2012.

National Interstate can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. At June 30, 2013 there was $12 million outstanding under this agreement, bearing interest at 1.34% (six-month LIBOR plus 0.875%).

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

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Quarter ended June 30, 2013
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$(378)	$133	$(245)	$6	$(239)
Reclassification adjustment for realized gains (losses) included in net earnings (a)		(41)	14	(27)	1	(26)
Total net unrealized gains on securities (b)	$865	(419)	147	(272)	7	(265)	$600
Foreign currency translation adjustments	10	(5)	—	(5)	—	(5)	5
Pension and other postretirement plans adjustments	(6)	—	—	—	—	—	(6)
Total	$869	$(424)	$147	$(277)	$7	$(270)	$599

Quarter ended June 30, 2012
Net unrealized gains on securities	$705	$101	$(35)	$66	$—	$66	$771
Foreign currency translation adjustments	16	(8)	—	(8)	1	(7)	9
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	(7)
Total	$714	$93	$(35)	$58	$1	$59	$773

Six months ended June 30, 2013
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$(256)	$90	$(166)	$5	$(161)
Reclassification adjustment for realized gains (losses) included in net earnings (a)		(97)	34	(63)	1	(62)
Total net unrealized gains on securities (b)	$823	(353)	124	(229)	6	(223)	$600
Foreign currency translation adjustments	14	(9)	—	(9)	—	(9)	5
Pension and other postretirement plans adjustments	(6)	—	—	—	—	—	(6)
Total	$831	$(362)	$124	$(238)	$6	$(232)	$599

Six months ended June 30, 2012
Net unrealized gains on securities	$578	$301	$(105)	$196	$(3)	$193	$771
Foreign currency translation adjustments	10	(1)	—	(1)	—	(1)	9
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	(7)
Total	$580	$301	$(105)	$196	$(3)	$193	$773

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Consolidated Statement of Earnings:

OCI component	Affected line in the Consolidated Statement of Earnings
Pretax	Realized gains on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $42 million at June 30, 2013, $45 million at March 31, 2013 and $33 million at December 31, 2012 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Stock Incentive Plans   Under AFG’s Stock Incentive Plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2013, AFG issued 249,411 shares of restricted Common Stock (fair value of $44.01 per share) and granted stock options for 1.0 million shares of Common Stock (at an average exercise price of $44.01) under the Stock Incentive Plan. In addition, AFG issued 88,602 shares of Common Stock (fair value of $47.12 per share) in the first quarter of 2013 under the Equity Bonus Plan.

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

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $7 million and $9 million in the second quarter and $20 million and $15 million in the first six months of 2013 and 2012, respectively.

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in the Statement of Earnings (in millions):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$126		$136		$301		$282

Income taxes at statutory rate	$44	35%	$48	35%	$105	35%	$99	35%
Effect of:
Tax exempt interest	(6)	(5%)	(6)	(4%)	(11)	(4%)	(12)	(4%)
Losses of managed investment entities	11	9%	6	4%	15	5%	16	6%
Subsidiaries not in AFG’s tax return	(1)	(1%)	1	1%	—	—%	2	1%
Other	1	1%	3	2%	2	1%	5	1%
Provision for income taxes as shown on the Statement of Earnings	$49	39%	$52	38%	$111	37%	$110	39%

During the second quarter and first six months of 2013, there were no material changes to AFG’s liability for uncertain tax positions, which is discussed in Note L — “Income Taxes,” to AFG’s 2012 Form 10-K.

M.     Contingencies

As previously disclosed, AFG paid $124 million in the second quarter of 2013 related to the settlement of the A.P. Green asbestos claim in its property and casualty operations that had been accrued in prior years. Except for the payment of this claim, there have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2012 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims, as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	31	Annuity	53
Overview	32	Run-off Long-Term Care and Life	58
Critical Accounting Policies	32	Medicare Supplement and Critical Illness	59
Liquidity and Capital Resources	33	Holding Company, Other and Unallocated	59
Ratios	33	Other — Consolidated	60
Condensed Consolidated Cash Flows	33	Results of Operations — First Six Months	62
Parent and Subsidiary Liquidity	34	Segmented Statement of Earnings	62
Investments	35	Property and Casualty Insurance	63
Uncertainties	39	Annuity	71
Managed Investment Entities	39	Run-off Long-Term Care and Life	75
Results of Operations	43	Medicare Supplement and Critical Illness	76
General	43	Holding Company, Other and Unallocated	76
Results of Operations — Second Quarter	44	Other — Consolidated	77
Segmented Statement of Earnings	44	New Accounting Standards	78
Property and Casualty Insurance	45

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

Net earnings attributable to AFG’s shareholders for the second quarter and first six months of 2013 were $110 million ($1.20 per share, diluted) and $230 million ($2.52 per share, diluted), respectively, compared to $99 million ($1.01 per share, diluted) and $212 million ($2.15 per share, diluted) reported in the same periods of 2012. Significantly higher profits in the annuity segment and higher realized gains on sales of securities were partially offset by the absence of earnings from the Medicare supplement and critical illness businesses that were sold in August 2012, and lower underwriting profits and investment income in AFG’s property and casualty insurance segment.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2012 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	June 30, 2013	December 31,
		2012	2011
Long-term debt	$949	$953	$934
Total capital	5,092	4,907	4,860
Ratio of debt to total capital:
Including debt secured by real estate	18.6%	19.4%	19.2%
Excluding debt secured by real estate	17.6%	18.4%	18.2%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.14 for the six months ended June 30, 2013 and 1.98 for the year ended December 31, 2012. Excluding annuity benefits, this ratio was 8.46 and 7.16, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

Condensed Consolidated Cash Flows
AFG’s cash flows from operating, investing and financing activities as detailed in its Consolidated Statement of Cash Flows are shown below (in millions):

	Six months ended June 30,
	2013	2012
Net cash provided by operating activities	$196	$226
Net cash used in investing activities	(1,192)	(826)
Net cash provided by financing activities	562	799
Net change in cash and cash equivalents	$(434)	$199

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

Net cash provided by operating activities was $196 million for the first six months of 2013 compared to $226 million in the first six months of 2012, a decrease of $30 million. AFG's property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG's net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG's annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG's annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. The $30 million decrease in net cash provided by operating activities reflects the payment of a $124 million asbestos claim settlement in the property and casualty operations, which had been accrued for in prior years.

Net cash used in investing activities was $1.19 billion for the first six months of 2013 compared to $826 million in the first six months of 2012, an increase of $366 million. AFG's investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. The $75 million decline in net cash flows from annuity policyholders in the first six months of 2013 as compared to the 2012 period (discussed below under net cash provided by financing activities)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

reduced the amount of cash available for investment in the first six months of 2013 compared to the 2012 period. However, during the first six months of 2013, AFG reduced cash on hand by $164 million through the purchase of investments in the annuity and run-off long-term care and life segments. During the first six months of 2012, cash on hand in the annuity and run-off long-term care and life segments increased by $135 million from year-end 2011 as net cash flows from annuity policyholders outpaced the investment of the funds received. The increase in net cash used in investing activities also reflects the use of cash and cash equivalents held in the property and casualty operations to purchase fixed maturity and equity securities during the second quarter of 2013. Investing activities also include the purchase and disposal of managed investment entity investments (collateralized loan obligations), which are presented separately in AFG's Balance Sheet. Net investment activity in the managed investment entities was a $386 million source of cash in the first six months of 2013 compared to a $181 million source of cash in the 2012 period. See Managed Investment Entities in Note A — “Accounting Policies” and Note H — “Managed Investment Entities”.

Net cash provided by financing activities was $562 million for the first six months of 2013 compared to $799 million in the first six months of 2012, a decrease of $237 million. AFG's financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $948 million in the first six months of 2013 compared to $1.02 billion in the 2012 period, resulting in a $75 million decrease in net cash provided by financing activities in the 2013 period compared to the 2012 period. Cash flows from financing activities for the first six months of 2012 include $223 million in net proceeds from the issuance of long-term debt in June 2012. The proceeds from the June debt offering were used primarily to retire higher interest rate debt in July 2012. During the first six months of 2013, AFG repurchased 1.4 million shares of its Common Stock for $70 million compared to 4.0 million shares repurchased in the first six months of 2012 for $153 million, which accounted for an $83 million increase in net cash provided by financing activities in the 2013 period compared to the 2012 period. Financing activities also include the issuance and retirement of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG's Balance Sheet. The retirement of managed investment entity liabilities exceed issuances by $308 million in the first six months of 2013 compared to $274 million in the first six months of 2012, accounting for $34 million of the decrease in net cash provided by financing activities in the 2013 period compared to the 2012 period. See Managed Investment Entities in Note A — “Accounting Policies” and Note H — “Managed Investment Entities”.

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

In December 2012, AFG replaced its bank credit facility with a four-year, $500 million revolving credit line. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under the agreement, or under any other parent company short-term borrowing arrangements, during 2012 or the first six months of 2013.

During the first six months of 2013, AFG repurchased 1.4 million shares of its Common Stock for $70 million (primarily in the second quarter). During 2012, AFG repurchased 10.9 million shares of its Common Stock for $415 million.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. In the second quarter of 2013, the FHLB advanced GALIC $200 million, increasing the total amount advanced to $440 million at June 30, 2013 (included in annuity benefits accumulated). The interest rates on the advances range from 0.02% to 0.23% over LIBOR (average rate of 0.35% at June 30, 2013). While these advances must be repaid between 2016 and 2018, GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In November 2012, National Interstate Corporation (“NATL”), a 52%-owned property and casualty insurance subsidiary, replaced its $50 million bank credit facility with a five-year, $100 million unsecured credit agreement. There was $12 million borrowed under this agreement at June 30, 2013, bearing interest at 1.34% (six-month LIBOR plus 0.875%).

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

In the annuity business, where profitability is largely dependent on earning a “spread” between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At June 30, 2013, AFG could reduce the average crediting rate of its $14 billion of traditional and fixed-indexed deferred annuities without guaranteed withdrawal benefits by approximately 41 basis points (on a weighted average basis).

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

Investments   AFG’s investment portfolio at June 30, 2013, contained $25.04 billion in “Fixed maturities” classified as available for sale and $1.20 billion in “Equity securities,” all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $293 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities (“MBS”), which comprise approximately 27% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 86% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at June 30, 2013 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$25,328
Pretax impact on fair value of 100 bps increase in interest rates	$(1,140)
Pretax impact as % of total fixed maturity portfolio	(4.5%)

Approximately 86% of the fixed maturities held by AFG at June 30, 2013, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at June 30, 2013, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 3 years and 4 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$226	$232	103%	$6	100%
Non-agency prime	1,922	2,094	109%	172	44%
Alt-A	828	895	108%	67	23%
Subprime	886	945	107%	59	16%
Commercial	2,631	2,858	109%	227	97%
	$6,493	$7,024	108%	$531	61%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retained third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At June 30, 2013, 97% (based on statutory carrying value of $6.41 billion) of AFG’s MBS securities had an NAIC designation of 1 or 2.

Municipal bonds represented approximately 19% of AFG’s fixed maturity portfolio at June 30, 2013. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At June 30, 2013, approximately 76% of the municipal bond portfolio was held in revenue bonds, with the remaining 24% held in general obligation bonds. State general obligation securities of California, Illinois, New Jersey and New York collectively represented less than 2% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2013, is shown in the following table (dollars in millions). Approximately $186 million of available for sale “Fixed maturities” and $65 million of “Equity securities” had no unrealized gains or losses at June 30, 2013.

	Securities With Unrealized Gains		Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$19,371		$5,478
Amortized cost of securities	$17,861		$5,693
Gross unrealized gain (loss)	$1,510		$(215)
Fair value as % of amortized cost	108%		96%
Number of security positions	3,772		1,004
Number individually exceeding $2 million gain or loss	132		5
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$190		$(79)
Mortgage-backed securities	581		(50)
Banks, savings and credit institutions	104		(16)
Asset-backed securities	41		(12)
Gas and electric services	130		(3)
Percentage rated investment grade	86%		85%

Equity Securities
Fair value of securities	$894		$240
Cost of securities	$663		$256
Gross unrealized gain (loss)	$231	(*)	$(16)
Fair value as % of cost	135%		94%
Number of security positions	189		62
Number individually exceeding $2 million gain or loss	38		1

(*)	Includes $23 million on AFG’s investment in Verisk Analytics, Inc.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2013, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	5%	1%
After one year through five years	24%	7%
After five years through ten years	26%	34%
After ten years	7%	25%
	62%	67%
Asset-backed securities (average life of approximately 4 1/2 years)	8%	14%
Mortgage-backed securities (average life of approximately 3 1/2 years)	30%	19%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at June 30, 2013
Securities with unrealized gains:
Exceeding $500,000 (895 securities)	$10,220	$1,102	112%
$500,000 or less (2,877 securities)	9,151	408	105%
	$19,371	$1,510	108%
Securities with unrealized losses:
Exceeding $500,000 (109 securities)	$1,364	$(110)	93%
$500,000 or less (895 securities)	4,114	(105)	98%
	$5,478	$(215)	96%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at June 30, 2013
Investment grade fixed maturities with losses for:
Less than one year (736 securities)	$4,525	$(165)	96%
One year or longer (32 securities)	109	(4)	96%
	$4,634	$(169)	96%
Non-investment grade fixed maturities with losses for:
Less than one year (129 securities)	$627	$(12)	98%
One year or longer (107 securities)	217	(34)	86%
	$844	$(46)	95%
Common equity securities with losses for:
Less than one year (35 securities)	$138	$(12)	92%
One year or longer (3 securities)	—	—	—%
	$138	$(12)	92%
Perpetual preferred equity securities with losses for:
Less than one year (19 securities)	$78	$(3)	96%
One year or longer (5 securities)	24	(1)	96%
	$102	$(4)	96%

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

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2013. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
June 30, 2013
Assets:
Cash and investments	$29,598	$—	$(336)	(a)	$29,262
Assets of managed investment entities	—	2,973	—		2,973
Other assets	7,180	—	(1)	(a)	7,179
Total assets	$36,778	$2,973	$(337)		$39,414
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$7,887	$—	$—		$7,887
Annuity, life, accident and health benefits and reserves	20,865	—	—		20,865
Liabilities of managed investment entities	—	2,910	(307)	(a)	2,603
Long-term debt and other liabilities	3,421	—	—		3,421
Total liabilities	32,173	2,910	(307)		34,776
Shareholders’ equity:
Common Stock and Capital surplus	1,177	30	(30)		1,177
Retained earnings:
Appropriated — managed investment entities	—	33	—		33
Unappropriated	2,664	—	—		2,664
Accumulated other comprehensive income, net of tax	599	—	—		599
Total shareholders’ equity	4,440	63	(30)		4,473
Noncontrolling interests	165	—	—		165
Total equity	4,605	63	(30)		4,638
Total liabilities and equity	$36,778	$2,973	$(337)		$39,414

December 31, 2012
Assets:
Cash and investments	$28,706	$—	$(257)	(a)	$28,449
Assets of managed investment entities	—	3,225	—		3,225
Other assets	7,498	—	(1)	(a)	7,497
Total assets	$36,204	$3,225	$(258)		$39,171
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$8,496	$—	$—		$8,496
Annuity, life, accident and health benefits and reserves	19,668	—	—		19,668
Liabilities of managed investment entities	—	3,130	(238)	(a)	2,892
Long-term debt and other liabilities	3,367	—	—		3,367
Total liabilities	31,531	3,130	(238)		34,423
Shareholders’ equity:
Common Stock and Capital surplus	1,152	20	(20)		1,152
Retained earnings:
Appropriated — managed investment entities	—	75	—		75
Unappropriated	2,520	—	—		2,520
Accumulated other comprehensive income, net of tax	831	—	—		831
Total shareholders’ equity	4,503	95	(20)		4,578
Noncontrolling interests	170	—	—		170
Total equity	4,673	95	(20)		4,748
Total liabilities and equity	$36,204	$3,225	$(258)		$39,171

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended June 30, 2013
Revenues:
Insurance net earned premiums	$737	$—	$—		$737
Net investment income	339	—	(7)	(b)	332
Realized gains on securities	41	—	—		41
Income (loss) of managed investment entities:
Investment income	—	32	—		32
Loss on change in fair value of assets/liabilities	—	(29)	1	(b)	(28)
Other income	29	—	(4)	(c)	25
Total revenues	1,146	3	(10)		1,139
Costs and Expenses:
Insurance benefits and expenses	900	—	—		900
Expenses of managed investment entities	—	35	(11)	(b)(c)	24
Interest charges on borrowed money and other expenses	89	—	—		89
Total costs and expenses	989	35	(11)		1,013
Earnings before income taxes	157	(32)	1		126
Provision for income taxes	49	—	—		49
Net earnings, including noncontrolling interests	108	(32)	1		77
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	—	(31)	(d)	(33)
Net Earnings Attributable to Shareholders	$110	$(32)	$32		$110

Three months ended June 30, 2012
Revenues:
Insurance net earned premiums	$745	$—	$—		$745
Net investment income	334	—	(5)	(b)	329
Realized gains on securities	16	—	—		16
Realized losses on subsidiaries	(1)	—	—		(1)
Income (loss) of managed investment entities:
Investment income	—	32	—		32
Loss on change in fair value of assets/liabilities	—	(23)	2	(b)	(21)
Other income	28	—	(4)	(c)	24
Total revenues	1,122	9	(7)		1,124
Costs and Expenses:
Insurance benefits and expenses	871	—	—		871
Expenses of managed investment entities	—	27	(7)	(b)(c)	20
Interest charges on borrowed money and other expenses	97	—	—		97
Total costs and expenses	968	27	(7)		988
Earnings before income taxes	154	(18)	—		136
Provision for income taxes	52	—	—		52
Net earnings, including noncontrolling interests	102	(18)	—		84
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	(18)	(d)	(15)
Net Earnings Attributable to Shareholders	$99	$(18)	$18		$99

(a)
Includes $7 million and $5 million for the second quarter of 2013 and 2012, respectively, in investment income representing the change in fair value of AFG’s CLO investments plus $4 million in each period in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $7 million and $3 million in the second quarter of 2013 and 2012, respectively, in distributions recorded as interest expense by the CLOs

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Six months ended June 30, 2013
Revenues:
Insurance net earned premiums	$1,454	$—	$—		$1,454
Net investment income	676	—	(18)	(b)	658
Realized gains on securities	98	—	—		98
Income (loss) of managed investment entities:
Investment income	—	66	—		66
Loss on change in fair value of assets/liabilities	—	(39)	3	(b)	(36)
Other income	55	—	(8)	(c)	47
Total revenues	2,283	27	(23)		2,287
Costs and Expenses:
Insurance benefits and expenses	1,754	—	—		1,754
Expenses of managed investment entities	—	67	(21)	(b)(c)	46
Interest charges on borrowed money and other expenses	186	—	—		186
Total costs and expenses	1,940	67	(21)		1,986
Earnings before income taxes	343	(40)	(2)		301
Provision for income taxes	111	—	—		111
Net earnings, including noncontrolling interests	232	(40)	(2)		190
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	(42)	(d)	(40)
Net Earnings Attributable to Shareholders	$230	$(40)	$40		$230

Six months ended June 30, 2012
Revenues:
Insurance net earned premiums	$1,453	$—	$—		$1,453
Net investment income	656	—	(10)	(b)	646
Realized gains on securities	60	—	—		60
Realized losses on subsidiaries	(1)	—	—		(1)
Income (loss) of managed investment entities:
Investment income	—	61	—		61
Loss on change in fair value of assets/liabilities	—	(54)	4	(b)	(50)
Other income	50	—	(8)	(c)	42
Total revenues	2,218	7	(14)		2,211
Costs and Expenses:
Insurance benefits and expenses	1,691	—	—		1,691
Expenses of managed investment entities	—	53	(14)	(b)(c)	39
Interest charges on borrowed money and other expenses	199	—	—		199
Total costs and expenses	1,890	53	(14)		1,929
Earnings before income taxes	328	(46)	—		282
Provision for income taxes	110	—	—		110
Net earnings, including noncontrolling interests	218	(46)	—		172
Less: Net earnings (loss) attributable to noncontrolling interests	6	—	(46)	(d)	(40)
Net Earnings Attributable to Shareholders	$212	$(46)	$46		$212

(a)
Includes $18 million and $10 million for the first six months of 2013 and 2012, respectively, in investment income representing the change in fair value of AFG’s CLO investments plus $8 million in each period in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $13 million and $6 million in the first six months of 2013 and 2012, respectively, in distributions recorded as interest expense by the CLOs

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Core net operating earnings	$87	$90	$171	$175
Realized gains (*)	26	9	62	37
ELNY guaranty fund assessments (*)	(3)	—	(3)	—
Net earnings attributable to shareholders	$110	$99	$230	$212

Diluted per share amounts:
Core net operating earnings	$.96	$.91	$1.88	$1.77
Realized gains	.28	.10	.68	.38
ELNY guaranty fund assessments	(.04)	—	(.04)	—
Net earnings attributable to shareholders	$1.20	$1.01	$2.52	$2.15

(*)    The tax effects of reconciling items are shown below (in millions):

Realized gains	$(15)	$(5)	$(35)	$(21)
ELNY guaranty fund assessments	2	—	2	—

In addition, realized gains are shown net of noncontrolling interests as follows (in millions):

Noncontrolling interests	$—	$(1)	$(1)	$(1)

Net earnings attributable to shareholders increased $11 million in the second quarter of 2013 compared to the same period in 2012 reflecting higher realized gains on securities. The 2013 second quarter results include an after-tax charge of $3 million related to guaranty fund assessments expected from various state funds for the insolvency and liquidation of Executive Life Insurance Company of New York (“ELNY”), an unaffiliated life insurance company. Core net operating earnings decreased $3 million in the second quarter of 2013 compared to the same period in 2012 as significantly higher profits in the annuity segment was more than offset by the absence of earnings from the Medicare supplement and critical illness businesses that were sold in August 2012 and lower underwriting profits and investment income in the property and casualty insurance segment. However, core net operating earnings per share increased $.05 in the second quarter of 2013 compared to the same period in 2012 due to the impact of share repurchases over the last twelve months.

Net earnings attributable to shareholders increased $18 million in the first six months of 2013 compared to the same period in 2012 reflecting higher realized gains on securities. Core net operating earnings decreased $4 million in the first six months of 2013 compared to the same period in 2012 due to the items mentioned in the discussion of the second quarter results (above).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — QUARTERS ENDED JUNE 30, 2013 AND 2012

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

AFG's net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the quarters ended June 30, 2013 and 2012 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended June 30, 2013
Revenues:
Property and casualty insurance net earned premiums	$709	$—	$—	$—	$—	$709	$—	$709
Life, accident and health net earned premiums	—	—	28	—	—	28	—	28
Net investment income	65	257	18	(7)	(1)	332	—	332
Realized gains on securities	—	—	—	—	—	—	41	41
Income (loss) of MIEs:
Investment income	—	—	—	32	—	32	—	32
Loss on change in fair value of assets/liabilities	—	—	—	(28)	—	(28)	—	(28)
Other income	6	15	1	(4)	7	25	—	25
Total revenues	780	272	47	(7)	6	1,098	41	1,139

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	430	—	—	—	—	430	—	430
Commissions and other underwriting expenses	260	—	—	—	—	260	—	260
Annuity benefits	—	120	—	—	—	120	—	120
Life, accident and health benefits	—	—	38	—	—	38	—	38
Annuity and supplemental insurance acquisition expenses	—	48	4	—	—	52	—	52
Interest charges on borrowed money	1	—	—	—	17	18	—	18
Expenses of MIEs	—	—	—	24	—	24	—	24
Other expenses	10	22	7	—	27	66	5	71
Total costs and expenses	701	190	49	24	44	1,008	5	1,013
Earnings before income taxes	79	82	(2)	(31)	(38)	90	36	126
Provision for income taxes	22	29	(1)	—	(14)	36	13	49
Net earnings, including noncontrolling interests	57	53	(1)	(31)	(24)	54	23	77
Less: Net earnings (loss) attributable to noncontrolling interests	(3)	—	—	(31)	1	(33)	—	(33)
Core Net Operating Earnings	60	53	(1)	—	(25)	87
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	26	26	(26)	—
ELNY guaranty fund assessments, net of tax	—	(3)	—	—	—	(3)	3	—
Net Earnings Attributable to Shareholders	$60	$50	$(1)	$—	$1	$110	$—	$110

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

					Other
	P&C	Annuity	Run-off long-term care and life	Medicare supplement and critical illness	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended June 30, 2012
Revenues:
Property and casualty insurance net earned premiums	$640	$—	$—	$—	$—	$—	$640	$—	$640
Life, accident and health net earned premiums	—	—	31	74	—	—	105	—	105
Net investment income	69	245	18	2	(5)	—	329	—	329
Realized gains on securities	—	—	—	—	—	—	—	16	16
Realized losses on subsidiaries	—	—	—	—	—	—	—	(1)	(1)
Income (loss) of MIEs:
Investment income	—	—	—	—	32	—	32	—	32
Loss on change in fair value of assets/liabilities	—	—	—	—	(21)	—	(21)	—	(21)
Other income	8	12	—	3	(4)	5	24	—	24
Total revenues	717	257	49	79	2	5	1,109	15	1,124

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	363	—	—	—	—	—	363	—	363
Commissions and other underwriting expenses	232	—	—	—	—	—	232	—	232
Annuity benefits	—	147	—	—	—	—	147	—	147
Life, accident and health benefits	—	—	34	48	—	—	82	—	82
Annuity and supplemental insurance acquisition expenses	—	31	5	11	—	—	47	—	47
Interest charges on borrowed money	1	—	—	—	—	18	19	—	19
Expenses of MIEs	—	—	—	—	20	—	20	—	20
Other expenses	16	20	5	8	—	29	78	—	78
Total costs and expenses	612	198	44	67	20	47	988	—	988
Earnings before income taxes	105	59	5	12	(18)	(42)	121	15	136
Provision for income taxes	34	20	2	4	—	(13)	47	5	52
Net earnings, including noncontrolling interests	71	39	3	8	(18)	(29)	74	10	84
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	—	—	(18)	—	(16)	1	(15)
Core Net Operating Earnings	69	39	3	8	—	(29)	90
Non-core earnings attributable to shareholders (a):
Realized gains (losses), net of tax	—	—	—	—	—	9	9	(9)	—
Net Earnings Attributable to Shareholders	$69	$39	$3	$8	$—	$(20)	$99	$—	$99

(a)	See the reconciliation of core earnings to GAAP net earnings under Results of Operations — General for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company's performance. Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses and loss adjustment expenses, and commissions and other underwriting expenses to premiums. A combined ratio under 100% indicates an underwriting profit. The combined ratio does not reflect investment income, other income, other expenses or federal income taxes. AFG's property and casualty insurance operations contributed $79 million in pretax earnings in the second quarter of 2013 compared to $105 million in the second quarter of 2012, a decrease of $26 million (25%). The lower earnings are primarily the result of lower underwriting profits in the Property and transportation group, particularly in the transportation business, and higher catastrophe losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG's earnings before income taxes from its property and casualty operations for the three months ended June 30, 2013 and 2012 (dollars in millions):

	Three months ended June 30,
	2013	2012	% Change
Gross written premiums	$1,041	$1,024	2%
Reinsurance premiums ceded	(292)	(292)	—%
Net written premiums	749	732	2%
Change in unearned premiums	(40)	(92)	(57%)
Net earned premiums	709	640	11%
Loss and loss adjustment expenses	430	363	18%
Commissions and other underwriting expenses	260	232	12%
Underwriting gain	19	45	(58%)

Net investment income	65	69	(6%)
Other income and expenses, net	(5)	(9)	(44%)
Earnings before income taxes	$79	$105	(25%)

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	60.3%	55.7%	4.6%
Underwriting expense ratio	36.7%	36.1%	0.6%
Combined ratio	97.0%	91.8%	5.2%

Aggregate (including discontinued lines)
Loss and LAE ratio	60.5%	56.8%	3.7%
Underwriting expense ratio	36.7%	36.1%	0.6%
Combined ratio	97.2%	92.9%	4.3%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums ("GWP") for AFG's property and casualty insurance segment were $1.04 billion for the second quarter of 2013 compared to $1.02 billion for the second quarter of 2012, an increase of $17 million (2%). Detail of AFG's property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2013		2012
	GWP	%	GWP	%	% Change
Property and transportation	$446	43%	$531	52%	(16%)
Specialty casualty	440	42%	358	35%	23%
Specialty financial	155	15%	134	13%	16%
Other specialty	—	—%	1	—%
	$1,041	100%	$1,024	100%	2%

Reinsurance Premiums Ceded
Reinsurance premiums ceded ("Ceded") for AFG's property and casualty insurance segment were 28% of gross written premiums for the second quarter of 2013 compared to 29% for the second quarter of 2012, a decrease of 1 percentage point. Detail of AFG's property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended June 30,
	2013		2012		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(118)	26%	$(162)	31%	(5%)
Specialty casualty	(157)	36%	(114)	32%	4%
Specialty financial	(38)	25%	(32)	24%	1%
Other specialty	21		16
	$(292)	28%	$(292)	29%	(1%)

Net Written Premiums
Net written premiums ("NWP") for AFG's property and casualty insurance segment were $749 million for the second quarter of 2013 compared to $732 million for the second quarter of 2012, an increase of $17 million (2%). Detail of AFG's property and casualty net written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2013		2012
	NWP	%	NWP	%	% Change
Property and transportation	$328	44%	$369	51%	(11%)
Specialty casualty	283	38%	244	33%	16%
Specialty financial	117	15%	102	14%	15%
Other specialty	21	3%	17	2%	24%
	$749	100%	$732	100%	2%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Earned Premiums
Net earned premiums ("NEP") for AFG's property and casualty insurance segment were $709 million for the second quarter of 2013 compared to $640 million for the second quarter of 2012, an increase of $69 million (11%). Detail of AFG's property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended June 30,
	2013		2012
	NEP	%	NEP	%	% Change
Property and transportation	$301	42%	$290	45%	4%
Specialty casualty	277	39%	236	37%	17%
Specialty financial	113	16%	98	15%	15%
Other specialty	18	3%	16	3%	13%
	$709	100%	$640	100%	11%

The $17 million increase in gross written premiums for the second quarter of 2013 compared to the second quarter of 2012 reflects double digit premium growth in the Specialty casualty and Specialty financial groups, somewhat offset by lower premiums in the Property and transportation group, primarily the result of lower crop insurance premiums. Delayed planting of spring crops resulted in late acreage reporting and reduced overall second quarter 2013 specialty property and casualty premiums. Excluding crop insurance premiums, gross and net written premiums grew by 15% and 10%, respectively, when compared to the second quarter of 2012. Overall average renewal rates increased approximately 5% in the second quarter of 2013.

Property and transportation Gross written premiums decreased $85 million (16%) in the second quarter of 2013 compared to the same period in 2012 due primarily to delayed acreage reporting from insureds as a result of excess moisture and late planting of corn and soybean crops. Crop premiums are impacted by annual planting decisions by each farmer. Premiums cannot be measured or recorded until crops and acreage have been reported. Each year, the timing of premium recognition is somewhat different due to planting progress. This year’s lower second quarter crop premium as compared to the 2012 quarter is the result of this variability. It is expected that the delayed premiums will be included in third quarter results. Excluding crop insurance, 2013 gross and net written premiums grew by 6% and 3%, respectively, when compared to the second quarter of 2012. Average renewal rates were up approximately 6% for the second quarter of 2013. Reinsurance premiums ceded as a percentage of gross written premiums declined 5 percentage points for the second quarter of 2013 compared to the second quarter of 2012 reflecting lower cessions on the crop quota share agreement due to delayed acreage reporting from insureds.

Specialty casualty Gross written premiums increased $82 million (23%) for the second quarter of 2013 compared to the second quarter of 2012 as a result of increases in nearly all businesses in this group, especially in the workers’ compensation and excess and surplus lines. New business opportunities, increased exposures from higher payroll on existing accounts, strong retentions and higher renewal pricing have contributed to increased premiums in the workers’ compensation businesses. In addition, new business opportunities and general market hardening have generated increased premiums in several of the excess and surplus lines businesses. Average renewal rates were up approximately 5% for this group in the second quarter of 2013. Reinsurance premiums ceded as a percentage of gross written premiums increased 4 percentage points for the second quarter of 2013 compared to the second quarter of 2012 reflecting a change in the mix of business as well as the timing of reinsurance premiums between quarters.

Specialty financial Gross written premiums increased $21 million (16%) for the second quarter of 2013 compared to the second quarter of 2012 due primarily to growth in lender-placed mortgage property insurance offered by the financial institutions business. Gross written premiums for the second quarter of 2013 include $8 million in risk fees from AFG’s warranty operations. Prior to 2013, fees in the warranty operations were included in other income. Average renewal rates for this group were down 1% in the second quarter of 2013. Reinsurance premiums ceded as a percentage of gross written premiums remained virtually unchanged for the second quarter of 2013 compared to the second quarter of 2012.

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

	Three months ended June 30,			Three months ended June 30,
	2013	2012	Change	2013	2012
Property and transportation
Loss and LAE ratio	78.5%	67.6%	10.9%
Underwriting expense ratio	31.8%	30.5%	1.3%
Combined ratio	110.3%	98.1%	12.2%
Underwriting profit (loss)				$(31)	$6

Specialty casualty
Loss and LAE ratio	53.4%	49.9%	3.5%
Underwriting expense ratio	35.0%	36.2%	(1.2%)
Combined ratio	88.4%	86.1%	2.3%
Underwriting profit				$32	$33

Specialty financial
Loss and LAE ratio	32.9%	35.8%	(2.9%)
Underwriting expense ratio	53.7%	52.7%	1.0%
Combined ratio	86.6%	88.5%	(1.9%)
Underwriting profit				$15	$11

Total Specialty
Loss and LAE ratio	60.3%	55.7%	4.6%
Underwriting expense ratio	36.7%	36.1%	0.6%
Combined ratio	97.0%	91.8%	5.2%
Underwriting profit				$21	$52

Aggregate — including discontinued lines
Loss and LAE ratio	60.5%	56.8%	3.7%
Underwriting expense ratio	36.7%	36.1%	0.6%
Combined ratio	97.2%	92.9%	4.3%
Underwriting profit				$19	$45

The Specialty insurance operations generated an underwriting profit of $21 million in the second quarter of 2013 compared to $52 million for the second quarter of 2012, a decrease of $31 million (60%). The lower profit in the 2013 quarter is primarily the result of lower underwriting profits in the Property and transportation group, particularly in the transportation businesses, and higher catastrophe losses. Catastrophe losses were $19 million (2.6 points on the combined ratio), compared to $6 million (0.8 points) in the second quarter of 2012.

Property and transportation This group reported an underwriting loss of $31 million for the second quarter of 2013, compared to a $6 million underwriting gain for the second quarter of 2012, a decrease in underwriting profit of $37 million. This decrease is attributable to lower profitability in the transportation businesses and higher catastrophe losses impacting the property and inland marine operations. AFG remains committed to obtaining appropriate rate increases in the transportation businesses and will reduce premium volume as needed to increase the profitability of these operations. Catastrophe losses were $18 million for this group during the second quarter of 2013, primarily the result of losses from spring storms in the southeastern United States, compared to $4 million during the second quarter of 2012.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Underwriting profit was $32 million for the second quarter of 2013 compared to $33 million in the second quarter of 2012, a decrease of $1 million (3%). A modest improvement in current accident year results was more than offset by lower favorable prior year reserve development.

Specialty financial Underwriting profit was $15 million for the second quarter of 2013 compared to $11 million in the second quarter of 2012, an increase of $4 million (36%).The increased profitability was due primarily to higher underwriting profits in the financial institutions business, primarily from lender-placed mortgage property insurance. Most of the businesses in this group reported strong underwriting margins during the second quarter of 2013.

Losses and Loss Adjustment Expenses
AFG's overall loss and LAE ratio was 60.5% for the second quarter of 2013 compared to 56.8% for second quarter of 2012, an increase of 3.7 percentage points. The components of AFG's property and casualty losses and LAE amounts and ratio are detailed below:

	Three months ended June 30,
	Amount		Ratio		Change in
	2013	2012	2013	2012	Ratio
Property and transportation
Current year, excluding catastrophe losses	$215	$194	71.6%	66.7%	4.9%
Prior accident years development	3	(2)	1.2%	(0.5%)	1.7%
Current year catastrophe losses	18	4	5.7%	1.4%	4.3%
Property and transportation losses and LAE and ratio	$236	$196	78.5%	67.6%	10.9%

Specialty casualty
Current year, excluding catastrophe losses	$170	$143	61.2%	61.0%	0.2%
Prior accident years development	(22)	(27)	(8.0%)	(11.3%)	3.3%
Current year catastrophe losses	—	1	0.2%	0.2%	—%
Specialty casualty losses and LAE and ratio	$148	$117	53.4%	49.9%	3.5%

Specialty financial
Current year, excluding catastrophe losses	$36	$40	32.9%	39.4%	(6.5%)
Prior accident years development	—	(4)	(0.7%)	(3.6%)	2.9%
Current year catastrophe losses	1	—	0.7%	—%	0.7%
Specialty financial losses and LAE and ratio	$37	$36	32.9%	35.8%	(2.9%)

Total Specialty
Current year, excluding catastrophe losses	$433	$384	61.1%	60.2%	0.9%
Prior accident years development	(24)	(34)	(3.4%)	(5.3%)	1.9%
Current year catastrophe losses	19	6	2.6%	0.8%	1.8%
Total Specialty losses and LAE and ratio	$428	$356	60.3%	55.7%	4.6%

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$433	$384	61.1%	60.2%	0.9%
Prior accident years development	(22)	(27)	(3.2%)	(4.2%)	1.0%
Current year catastrophe losses	19	6	2.6%	0.8%	1.8%
Aggregate losses and LAE and ratio	$430	$363	60.5%	56.8%	3.7%

Net favorable reserve development
AFG's property and casualty operations recorded net favorable loss reserve development related to prior accident years of $22 million in the second quarter of 2013 compared to $27 million in the second quarter of 2012, a decrease of $5 million (19%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation Net adverse reserve development of $3 million in the second quarter of 2013 reflects an increase in severity in commercial auto liability business written in the transportation businesses partially offset by favorable development in the property and inland marine business. Net favorable reserve development of $2 million in the second quarter of 2012 reflects lower than expected loss frequency in crop products and lower severity in ocean marine, partially offset by higher than expected claim severity in property and inland marine business.

Specialty casualty Net favorable reserve development of $22 million in the second quarter of 2013 reflects lower than expected claim severity in directors and officers liability insurance and lower than expected claim severity and frequency in excess liability business. Net favorable reserve development of $27 million in the second quarter of 2012 reflects lower than expected claim severity and frequency in homebuilders general liability operations and lower than expected claim severity in directors and officers liability insurance partially offset by higher claim frequency and severity in a run-off book of U.S.-based program (motel/hotel, restaurants, taverns and recreational) business and adverse development in AFG’s Lloyd’s operations, related primarily to Italian public hospital medical malpractice business (which it ceased writing in 2008).

Specialty financial Net favorable reserve development was nominal in the second quarter of 2013 compared to $4 million in the second quarter of 2012. Net favorable reserve development in the second quarter of 2012 reflects lower than expected claim severity in AFG’s fidelity and crime products and lower frequency and severity in surety business.

Other specialty In addition to the development discussed above, total specialty net favorable reserve development reflects amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998 and reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate results for AFG’s property and casualty segment also include $2 million of adverse development in the second quarter of 2013 related to businesses outside of the specialty group that AFG no longer writes and $7 million of adverse development in the second quarter of 2012 related to asbestos and environmental reserves.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2012, AFG's exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 3% of AFG's shareholders' equity. The $18 million in catastrophe losses in the property and transportation group in the second quarter of 2013 was primarily the result of losses from spring storms in the southeastern United States.

Commissions and Other Underwriting Expenses
AFG's property and casualty commissions and other underwriting expenses ("U/W Exp") were $260 million in the second quarter of 2013 compared to $232 million for the second quarter of 2012, an increase of $28 million (12%). AFG's underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 36.7% for the second quarter of 2013 compared to 36.1% for the second quarter of 2012, an increase of 0.6 percentage points. Detail of AFG's property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended June 30,
	2013		2012		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$96	31.8%	$88	30.5%	1.3%
Specialty casualty	97	35.0%	86	36.2%	(1.2%)
Specialty financial	61	53.7%	51	52.7%	1.0%
Other specialty	6	38.9%	7	37.5%	1.4%
	$260	36.7%	$232	36.1%	0.6%

The overall increase of 0.6% in AFG's expense ratio for the second quarter of 2013 as compared to the second quarter of 2012, as well as the fluctuations in AFG's sub-components, reflect changes in the mix of AFG's business and the impact of certain reinsurance ceding commissions received that are partially based on the profitability of the business ceded, partially offset by the impact of higher premiums on the ratio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.3 percentage points for the second quarter of 2013 compared to the second quarter of 2012 reflecting higher profitability-based commissions paid to agents/brokers and lower profitability-based commissions received from reinsurers.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.2 percentage points for the second quarter of 2013 compared to the second quarter of 2012 reflecting the impact of higher premiums on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.0 percentage points for the second quarter of 2013 compared to the second quarter of 2012 reflecting higher profitability-based commissions and lower ceding commissions from reinsurers, partially offset by the impact of higher premiums on the ratio.

Property and Casualty Investment Income
Net investment income in AFG's property and casualty operations was $65 million for the second quarter of 2013 compared to $69 million in the second quarter of 2012, a decrease of $4 million (6%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG's investment portfolio yield. The average invested assets and overall earned yield on investments held by AFG's property and casualty operations are provided below (dollars in millions):

	Three months ended June 30,
	2013	2012	Change	% Change
Net investment income	$65	$69	$(4)	(6%)

Average invested assets (at amortized cost)	$6,911	$6,606	$305	5%

Yield (net investment income as a % of average invested assets)	3.76%	4.18%	(0.42%)

The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.76% for the second quarter of 2013 compared to 4.18% for the second quarter of 2012, a decline of 0.42 percentage points. In addition to the impact of lower yields available in the financial markets, the $305 million increase in average invested assets reflects primarily higher average cash and cash equivalent balances.

Property and Casualty Other Income and Expense, Net
Other income and expenses, net for AFG's property and casualty operations was a net expense of $5 million for the second quarter of 2013 compared to $9 million for the second quarter of 2012, a decrease of $4 million (44%). The table below details the items included in other income and expenses, net for AFG's property and casualty operations (in millions):

	Three months ended June 30,
	2013	2012
Other income
Warranty operations	$—	$4
Income from the sale of real estate	4	—
Other	2	4
Total other income	6	8
Other expenses
Warranty operations	—	5
Amortization of intangibles	3	3
Other	7	8
Total other expense	10	16
Interest expense	1	1
Other income and expenses, net	$(5)	$(9)
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $77 million in GAAP pretax earnings in the second quarter of 2013 compared to $59 million in the second quarter of 2012, an increase of $18 million (31%). AFG's annuity operations contributed $82 million in core pretax earnings in the second quarter of 2013 compared to $59 million in the second quarter of 2012, an increase of $23 million (39%). The increase in GAAP and core pretax earnings was a result of the favorable impact that rising interest rates had on AFG’s fixed-indexed annuity reserves and growth in AFG’s annuity business, partially offset by the run-off of higher yielding investments.

AFG recorded a second quarter pretax charge of $5 million in its annuity operations to cover expected assessments from state guaranty funds related to the insolvency and liquidation of Executive Life Insurance Company of New York (“ELNY”), an unaffiliated life insurance company. ELNY was placed into rehabilitation by the New York Insurance Department in 1991. In April 2012, ELNY was declared insolvent and ordered into liquidation. AFG’s life insurance subsidiaries are required under the solvency or guaranty laws of most states in which they do business to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies such as ELNY and started receiving guaranty fund assessments related to ELNY from various states in the second quarter of 2013. AFG does not expect to record significant additional charges for ELNY guaranty fund assessments in future quarters.

The following table details AFG's GAAP and core earnings before income taxes from its annuity operations for the three months ended June 30, 2013 and 2012 (dollars in millions).

	Three months ended June 30,
	2013	2012	% Change
Revenues:
Net investment income	$257	$245	5%
Other income:
Guaranteed withdrawal benefit fees	6	3	100%
Policy charges and other miscellaneous income	9	9	—%
Total revenues	272	257	6%

Core Costs and Expenses:
Annuity benefits (a)	120	147	(18%)
Acquisition expenses	48	31	55%
Other expenses (b)	22	20	10%
Total costs and expenses	190	198	(4%)
Core earnings before income taxes	82	59	39%
Pretax non-core ELNY guaranty fund assessments	(5)	—	—%
GAAP earnings before income taxes	$77	$59	31%
(a) Annuity benefits consisted of the following (in millions):

	Three months ended June 30,
	2013	2012	% Change
Interest credited — fixed	$111	$112	(1%)
Interest credited — fixed component of variable annuities	1	1	—%
Change in expected death and annuitization reserve	6	5	20%
Amortization of sales inducements	8	7	14%
Change in guaranteed withdrawal benefit reserve	10	3	233%
Change in other benefit reserves	3	1	200%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	(3)	(3)	—%
Equity option mark-to-market	(16)	21	(176%)
Total annuity benefits	$120	$147	(18%)

(b) Other expenses exclude the non-core ELNY guaranty fund assessments.

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG's fixed annuity operations (including fixed-indexed annuities):

	Three months ended June 30,
	2013	2012	% Change
Average fixed annuity investments (at amortized cost)	$18,615	$16,373	14%
Average fixed annuity benefits accumulated	18,151	16,173	12%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	5.45%	5.93%
Interest credited — fixed	(2.43%)	(2.77%)
Net interest spread	3.02%	3.16%

Policy charges and other miscellaneous income	0.13%	0.17%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.46%)	(0.34%)
Acquisition expenses	(1.00%)	(0.69%)
Other expenses (*)	(0.43%)	(0.46%)
Change in fair value of derivatives related to fixed-indexed annuities	0.39%	(0.42%)
Net spread earned on fixed annuities	1.65%	1.42%

(*) Excludes the $5 million non-core charge for the ELNY guaranty fund assessments. Including this charge, the net spread earned on fixed annuities was 1.54% for the second quarter of 2013.

Annuity Net Investment Income
Net investment income for the second quarter of 2013 was $257 million compared to $245 million for the second quarter of 2012, an increase of $12 million (5%). This increase reflects primarily the growth in AFG’s annuity business. The overall yield earned on investments in AFG's annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.48 percentage points in the second quarter of 2013 compared to the second quarter of 2012. This decline in net investment yield reflects (i) the investment of new premium dollars in the recent low interest rate environment and (ii) the impact of the maturity and redemption of higher yielding investments. The impact of these items was partially offset by strong investment results in the 2013 quarter and a reduction in a portion of the investment portfolio held in cash and cash equivalents during the 2013 quarter as compared to the 2012 quarter.

Annuity Interest Credited — Fixed
Interest credited — fixed for the second quarter of 2013 was $111 million compared to $112 million for the second quarter of 2012, a decrease of $1 million (1%). The impact of growth in the annuity business was more than offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn as well as the impact of crediting rate reductions on existing policyholder funds that were implemented in the second half of 2012. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.34 percentage points in the second quarter of 2013 compared to 2012. During the second quarter of 2013, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

To a lesser extent, the interest credited also reflects the Company's decision to lower interest rates on certain inforce business. Excluding those annuities that have guaranteed withdrawal benefits, at June 30, 2013, AFG could reduce the average crediting rate on approximately $14 billion of traditional and fixed-indexed deferred annuities by an additional 0.41% (on a weighted average basis). Annuity policies are subject to Guaranteed Minimum Interest Rates (“GMIRs”) at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG's annuities with a GMIR of 3% or higher are at their minimum.

% of
GMIR	Reserves
1 — 1.99%	45%
2 — 2.99%	13%
3 — 3.99%	24%
4.00% and above	18%

Annuity Net Interest Spread
AFG's net interest spread decreased 0.14 percentage points in the second quarter of 2013 compared to the same period in 2012 primarily due to the run-off of higher yielding investments, partially offset by strong investment results during the second quarter of 2013 and lower average crediting rates. Due to the strong investment results in the second quarter of 2013 and continued run-off of higher yielding investments, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income were $9 million for both the second quarter of 2013 and the second quarter of 2012. Policy charges and other miscellaneous income for AFG's annuity operations, which consist primarily of surrender charges, as a percentage of average fixed annuity benefits accumulated declined 0.04 percentage points primarily reflecting lower surrender charge rates.

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees for the second quarter of 2013 were $21 million compared to $13 million for the second quarter of 2012, an increase of $8 million (62%). In addition to interest credited to policyholders’ accounts, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended June 30,
	2013	2012
Change in expected death and annuitization reserve	$6	$5
Amortization of sales inducements	8	7
Change in guaranteed withdrawal benefit reserve	10	3
Change in other benefit reserves	3	1
Other annuity benefits	27	16
Offset guaranteed withdrawal benefit fees	(6)	(3)
Other annuity benefits, net	$21	$13

The $8 million increase in other annuity benefits, net of guaranteed withdrawal benefit fees for the second quarter of 2013 compared to the second quarter of 2012 reflects primarily increased sales of products with guaranteed withdrawal benefit features.

Annuity Acquisition Expenses
AFG's amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 1.00% for the second quarter of 2013 compared to 0.69% for the second quarter of 2012 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to changes in the mix of business and actual experience as compared to certain actuarial assumptions. For example, the favorable impact of the increase in market interest rates during the second quarter of 2013 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting acceleration in the amortization of deferred policy acquisition costs.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Other Expenses
Annuity other expenses for the second quarter of 2013 were $22 million, excluding the non-core ELNY guaranty fund assessments, compared to $20 million for the second quarter of 2012, an increase of $2 million (10%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses declined 0.03 percentage points for the second quarter of 2013 as compared to the second quarter of 2012; this percentage is expected to continue to decrease as AFG's annuity business grows.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately 40% of annuity benefits accumulated at June 30, 2013, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements.” The net change in fair value of derivatives related to fixed-indexed annuities reduced annuity benefits by $19 million in the second quarter of 2013 as the impact of strong stock market performance on the embedded derivative was more than offset by the positive impact of higher market interest rates. Conversely, the net change in fair value of the derivatives related to fixed-indexed annuities increased annuity benefits expense by $18 million in the second quarter of 2012 as the impact of the decline in the stock market on the embedded derivative was more than offset by the negative impact of lower market interest rates.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.23 percentage points in the second quarter of 2013 compared to the same period in 2012 as the decline in net interest spread was more than offset by the impact of the other components of the overall net spread (discussed above). AFG expects its net spread earned on fixed annuities to be closer to 1.30% to 1.40% in the second half of 2013 as compared to approximately 1.60% earned in the second quarter and first six months of 2013.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses (sales inducements), excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG's annuity benefits accumulated liability for the three months ended June 30, 2013 and 2012 (in millions):

	Three months ended June 30,
	2013	2012
Beginning fixed annuity reserves	$17,737	$15,828
Fixed annuity premiums (receipts)	848	888
Federal Home Loan Bank advances	200	—
Surrenders, benefits and other withdrawals	(352)	(328)
Interest and other annuity benefit expenses:
Interest credited	111	112
Embedded derivative mark-to-market	(3)	(3)
Change in other benefit reserves	23	21
Ending fixed annuity reserves	$18,564	$16,518

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$18,564	$16,518
Impact of unrealized investment gains	87	38
Fixed component of variable annuities	197	202
Annuity benefits accumulated per balance sheet	$18,848	$16,758

Statutory Annuity Premiums
AFG's annuity operations generated statutory premiums of $861 million in the second quarter of 2013 compared to $905 million in the second quarter of 2012, a decrease of $44 million (5%). The following table summarizes AFG's annuity sales (dollars in millions):

	Three months ended June 30,
	2013	2012	% Change
Retail single premium annuities — indexed	$472	$531	(11%)
Retail single premium annuities — fixed	37	34	9%
Financial institutions single premium annuities — indexed	169	80	111%
Financial institutions single premium annuities — fixed	118	179	(34%)
Education market — 403(b) fixed and indexed annuities	52	64	(19%)
Total fixed annuity premiums	848	888	(5%)
Variable annuities	13	17	(24%)
Total annuity premiums	$861	$905	(5%)

Annuity premiums of $861 million for the second quarter of 2013 represent an increase of $237 million (38%) from the first quarter of 2013 reflecting successful distribution channel expansion, as well as new product development. The 5% net decrease in annuity premiums in the second quarter of 2013 compared to the same period in 2012 was consistent with expectations and reflects actions taken by AFG in response to the significant drop in interest rates that began in the second quarter of 2012. These actions included reductions in interest rates credited to policyholders and in commissions paid to agents. In addition, AFG believes its sales have been impacted by aggressive participants and new entrants in certain of its markets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the GAAP and core net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended June 30, 2013 and 2012 (in millions):

	Three months ended June 30,
	2013	2012
Earnings on fixed annuity benefits accumulated (a)	$75	$57
Earnings on investments in excess of fixed annuity benefits accumulated (b)	6	3
Variable annuity earnings	1	(1)
Core earnings before income taxes	82	59
Pretax non-core ELNY guaranty fund assessments	(5)	—
GAAP earnings before income taxes	$77	$59

(a) Excludes the pretax non-core ELNY guaranty fund assessment of $5 million in 2013.
(b) Net investment income (as a % of investments) of 5.45% and 5.93% for the three months ended June 30, 2013 and 2012, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG's earnings before income taxes from its run-off long-term care and life operations for the three months ended June 30, 2013 and 2012 (dollars in millions):

	Three months ended June 30,
	2013	2012	% Change
Revenues:
Net earned premiums:
Long-term care	$19	$20	(5%)
Life operations	9	11	(18%)
Net investment income	18	18	—%
Other income	1	—	—%
Total revenues	47	49	(4%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	29	20	45%
Life operations	9	14	(36%)
Acquisition expenses	4	5	(20%)
Other expenses	7	5	40%
Total costs and expenses	49	44	11%
Earnings (loss) before income taxes	$(2)	$5

The increase in long-term care benefits expense in the second quarter of 2013 as compared to the second quarter of 2012 is due primarily to an increase in new claims. Due to the nature and size of its long-term care business, AFG expects claims volatility from period to period. Management continues to monitor the long-term care business. The decrease in life benefits expense in the second quarter of 2013 as compared to the 2012 quarter is due primarily to improved claims experience.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Medicare Supplement and Critical Illness Segment — Results of Operations AFG's Medicare supplement and critical illness segment, which was sold in August 2012, contributed pretax earnings of $12 million in the second quarter of 2012. See Note B — “Sale of Subsidiaries.” The following table details AFG's earnings before income taxes from its Medicare supplement and critical illness business (in millions):

	Three months ended June 30,
	2013	2012
Revenues:
Net earned premiums	$—	$74
Net investment income	—	2
Other income	—	3
Total revenues	—	79

Costs and Expenses:
Life, accident and health benefits	—	48
Acquisition expenses	—	11
Other expenses	—	8
Total costs and expenses	—	67
Earnings before income taxes	$—	$12

Holding Company, Other and Unallocated — Results of Operations   AFG's net pretax loss outside of its insurance operations (excluding realized gains) totaled $38 million for the second quarter of 2013 compared to $42 million for the second quarter of 2012, a decrease of $4 million (10%).

The following table details AFG's loss before income taxes from operations outside of its insurance operations for three months ended June 30, 2013 and 2012 (dollars in millions):

	Three months ended June 30,
	2013	2012	% Change
Revenues:
Net investment income	$(1)	$—	—%
Other income	7	5	40%
Total revenues	6	5	20%

Costs and Expenses:
Interest charges on borrowed money	17	18	(6%)
Other expenses	27	29	(7%)
Total costs and expenses	44	47	(6%)
Loss before income taxes, excluding realized gains	$(38)	$(42)	(10%)

Holding Company and Other — Investment Income
The parent company holds a small portfolio of securities that are classified as “trading” and marked-to-market through investment income. These trading securities declined in value by approximately $1 million in the second quarter of 2013, which resulted in a net loss in investment income for the second quarter of 2013 as compared to a nominal amount of investment income recorded in the second quarter of 2012.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the second quarters of 2013 and 2012 of management fees paid to AFG by the AFG-managed CLOs (AFG's consolidated managed investment entities). These fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under Results of Operations — Segmented Statement of Earnings. Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $3 million in the second quarter of 2013 compared to $1 million in the second quarter of 2012.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Interest Charges on Borrowed Money
AFG's holding companies and other operations outside of its insurance operations recorded interest expense of $17 million in the second quarter of 2013 compared to $18 million in the second quarter of 2012, a decrease of $1 million (6%). In June 2012, AFG issued $230 million in new Senior Notes and used the proceeds to redeem $198 million of higher rate debt in July 2012. The following table details AFG's long-term debt balances as of June 30, 2013 compared to June 30, 2012 (dollars in millions):

	June 30, 2013		June 30, 2012
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350		$350
6-3/8% Senior Notes due June 2042	230		230
5-3/4% Senior Notes due August 2042	125		—
7% Senior Notes due September 2050	132		132
7-1/8% Senior Notes	—		115
Other	3		3
	840		830
Other holding company obligations:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures	—		112
7-1/4% Senior Debentures	—		86
Secured borrowings (guaranteed by AFG)	15		16
AAG Holding Variable Rate Subordinated Debentures due May 2033	20		20
	35		234

Total Holding Company and Other Debt	$875		$1,064
		`
Weighted Average Interest Rate	7.7%		7.8%

Holding Company and Other — Other Expenses
AFG's holding companies and other operations outside of its insurance operations recorded other expenses of $27 million in the second quarter of 2013 compared to $29 million in the second quarter of 2012, a decrease of $2 million (7%).

Consolidated Realized Gains (Losses) on Securities   AFG's consolidated realized gains on securities, which are not allocated to segments, were $41 million in the second quarter of 2013 compared to $16 million in the second quarter of 2012, an increase of $25 million (156%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended June 30,
	2013	2012
Realized gains (losses) before impairments:
Disposals	$45	$27
Change in the fair value of derivatives	(3)	(4)
Adjustments to annuity deferred policy acquisition costs and related items	—	—
	42	23
Impairment charges:
Securities	(1)	(8)
Adjustments to annuity deferred policy acquisition costs and related items	—	1
	(1)	(7)
	$41	$16

Realized gains on disposals include gains on sales of shares of Verisk Analytics, Inc. of $12 million in the second quarter of 2013 and $19 million in the second quarter of 2012.

The change in fair value of derivatives includes net losses of $3 million in the second quarter of 2013 and net losses of $1 million in the second quarter of 2012 from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note F — “Derivatives.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Income Taxes   AFG's consolidated provision for income taxes was $49 million for the second quarter of 2013 compared to $52 million in the second quarter of 2012, a decrease of $3 million (6%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG's consolidated net loss attributable to noncontrolling interests was $33 million for the second quarter of 2013 compared to a loss of $15 million for the second quarter of 2012, an increase of $18 million (120%). The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended June 30,
	2013	2012	% Change
National Interstate	$(3)	$3	(200%)
Marketform	—	(1)	(100%)
Managed Investment Entities	(31)	(18)	72%
Other	1	1	—%
	$(33)	$(15)	120%

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

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

AFG's net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the six months ended June 30, 2013 and 2012 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2013
Revenues:
Property and casualty insurance net earned premiums	$1,396	$—	$—	$—	$—	$1,396	$—	$1,396
Life, accident and health net earned premiums	—	—	58	—	—	58	—	58
Net investment income	131	505	37	(18)	3	658	—	658
Realized gains on securities	—	—	—	—	—	—	98	98
Income (loss) of MIEs:
Investment income	—	—	—	66	—	66	—	66
Loss on change in fair value of assets/liabilities	—	—	—	(36)	—	(36)	—	(36)
Other income	9	29	2	(8)	15	47	—	47
Total revenues	1,536	534	97	4	18	2,189	98	2,287

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	823	—	—	—	—	823	—	823
Commissions and other underwriting expenses	511	—	—	—	—	511	—	511
Annuity benefits	—	254	—	—	—	254	—	254
Life, accident and health benefits	—	—	78	—	—	78	—	78
Annuity and supplemental insurance acquisition expenses	—	79	9	—	—	88	—	88
Interest charges on borrowed money	2	—	—	—	34	36	—	36
Expenses of MIEs	—	—	—	46	—	46	—	46
Other expenses	22	43	13	—	67	145	5	150
Total costs and expenses	1,358	376	100	46	101	1,981	5	1,986
Earnings before income taxes	178	158	(3)	(42)	(83)	208	93	301
Provision for income taxes	53	55	(1)	—	(29)	78	33	111
Net earnings, including noncontrolling interests	125	103	(2)	(42)	(54)	130	60	190
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(42)	1	(41)	1	(40)
Core Net Operating Earnings	125	103	(2)	—	(55)	171
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	62	62	(62)	—
ELNY guaranty fund assessments, net of tax	—	(3)	—	—	—	(3)	3	—
Net Earnings Attributable to Shareholders	$125	$100	$(2)	$—	$7	$230	$—	$230

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

					Other
	P&C	Annuity	Run-off long-term care and life	Medicare supplement and critical illness	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2012
Revenues:
Property and casualty insurance net earned premiums	$1,243	$—	$—	$—	$—	$—	$1,243	$—	$1,243
Life, accident and health net earned premiums	—	—	61	149	—	—	210	—	210
Net investment income	139	473	35	5	(10)	4	646	—	646
Realized gains on securities	—	—	—	—	—	—	—	60	60
Realized losses on subsidiaries	—	—	—	—	—	—	—	(1)	(1)
Income (loss) of MIEs:
Investment income	—	—	—	—	61	—	61	—	61
Loss on change in fair value of assets/liabilities	—	—	—	—	(50)	—	(50)	—	(50)
Other income	11	25	—	5	(8)	9	42	—	42
Total revenues	1,393	498	96	159	(7)	13	2,152	59	2,211

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	707	—	—	—	—	—	707	—	707
Commissions and other underwriting expenses	443	—	—	—	—	—	443	—	443
Annuity benefits	—	277	—	—	—	—	277	—	277
Life, accident and health benefits	—	—	71	101	—	—	172	—	172
Annuity and supplemental insurance acquisition expenses	—	60	10	22	—	—	92	—	92
Interest charges on borrowed money	3	—	—	—	—	35	38	—	38
Expenses of MIEs	—	—	—	—	39	—	39	—	39
Other expenses	32	42	9	18	—	60	161	—	161
Total costs and expenses	1,185	379	90	141	39	95	1,929	—	1,929
Earnings before income taxes	208	119	6	18	(46)	(82)	223	59	282
Provision for income taxes	65	42	2	6	—	(26)	89	21	110
Net earnings, including noncontrolling interests	143	77	4	12	(46)	(56)	134	38	172
Less: Net earnings (loss) attributable to noncontrolling interests	5	—	—	—	(46)	—	(41)	1	(40)
Core Net Operating Earnings	138	77	4	12	—	(56)	175
Non-core earnings attributable to shareholders (a):
Realized gains (losses), net of tax	—	—	—	—	—	37	37	(37)	—
Net Earnings Attributable to Shareholders	$138	$77	$4	$12	$—	$(19)	$212	$—	$212

(a)	See the reconciliation of core earnings to GAAP net earnings under Results of Operations — General for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG's property and casualty insurance operations contributed $178 million in pretax earnings in the first six months of 2013 compared to $208 million in the first six months of 2012, a decrease of $30 million (14%). The decrease in pretax earnings reflects a decline in underwriting profits in the Property and transportation group, particularly in the transportation business, and higher catastrophe losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG's earnings before income taxes from its property and casualty operations for the six months ended June 30, 2013 and 2012 (dollars in millions):

	Six months ended June 30,
	2013	2012	% Change
Gross written premiums	$1,966	$1,847	6%
Reinsurance premiums ceded	(513)	(508)	1%
Net written premiums	1,453	1,339	9%
Change in unearned premiums	(57)	(96)	(41%)
Net earned premiums	1,396	1,243	12%
Loss and loss adjustment expenses	823	707	16%
Commissions and other underwriting expenses	511	443	15%
Underwriting gain	62	93	(33%)

Net investment income	131	139	(6%)
Other income and expenses, net	(15)	(24)	(38%)
Earnings before income taxes	$178	$208	(14%)

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	58.4%	56.3%	2.1%
Underwriting expense ratio	36.6%	35.6%	1.0%
Combined ratio	95.0%	91.9%	3.1%

Aggregate (including discontinued lines)
Loss and LAE ratio	58.9%	56.9%	2.0%
Underwriting expense ratio	36.6%	35.6%	1.0%
Combined ratio	95.5%	92.5%	3.0%

AFG reports the underwriting performance of its Specialty insurance business in the following sub-components: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums ("GWP") for AFG's property and casualty insurance segment were $1.97 billion for the first six months of 2013 compared to $1.85 billion for the first six months of 2012, an increase of $119 million (6%). Detail of AFG's property and casualty gross written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2013		2012
	GWP	%	GWP	%	% Change
Property and transportation	$798	41%	$859	47%	(7%)
Specialty casualty	870	44%	724	39%	20%
Specialty financial	298	15%	263	14%	13%
Other specialty	—	—%	1	—%	(100%)
	$1,966	100%	$1,847	100%	6%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded ("Ceded") for AFG's property and casualty insurance segment were 26% of gross written premiums for the first six months of 2013 compared to 28% for the first six months of 2012, a decrease of 2 percentage points. Detail of AFG's property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Six months ended June 30,
	2013		2012		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(194)	24%	$(240)	28%	(4%)
Specialty casualty	(292)	34%	(233)	32%	2%
Specialty financial	(68)	23%	(68)	26%	(3%)
Other specialty	41		33
	$(513)	26%	$(508)	28%	(2%)

Net Written Premiums
Net written premiums ("NWP") for AFG's property and casualty insurance segment were $1.45 billion for the first six months of 2013 compared to $1.34 billion for the first six months of 2012, an increase of $114 million (9%). Detail of AFG's property and casualty net written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2013		2012
	NWP	%	NWP	%	% Change
Property and transportation	$604	41%	$619	46%	(2%)
Specialty casualty	578	40%	491	37%	18%
Specialty financial	230	16%	195	15%	18%
Other specialty	41	3%	34	2%	21%
	$1,453	100%	$1,339	100%	9%

Net Earned Premiums
Net earned premiums ("NEP") for AFG's property and casualty insurance segment were $1.40 billion for the first six months of 2013 compared to $1.24 billion for the first six months of 2012, an increase of $153 million (12%). Detail of AFG's property and casualty net earned premiums is shown below (dollars in millions):

	Six months ended June 30,
	2013		2012
	NEP	%	NEP	%	% Change
Property and transportation	$594	43%	$553	44%	7%
Specialty casualty	536	38%	456	37%	18%
Specialty financial	229	16%	201	16%	14%
Other specialty	37	3%	33	3%	12%
	$1,396	100%	$1,243	100%	12%

The $119 million increase in gross written premiums for the first six months of 2013 compared to the first six months of 2012 reflects strong growth in the Specialty casualty and Specialty financial groups, partially offset by lower premiums in the Property and transportation group. Overall average renewal rates increased approximately 5% in the first six months of 2013.

Property and transportation Gross written premiums decreased $61 million (7%) in first six months of 2013 compared to the same period in 2012 due primarily to delayed acreage reporting from insureds as a result of excess moisture and late planting of corn and soybean crops. Average renewal rates were up approximately 6% for the first six months of 2013. Reinsurance premiums ceded as a percentage of gross written premiums declined 4 percentage points for the first six months of 2013 compared to the first six months of 2012 reflecting lower cessions of winter wheat business and lower cessions under the crop quota share due to the delayed acreage reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Gross written premiums increased $146 million (20%) for the first six months of 2013 compared to the first six months of 2012 as a result of increases in nearly all businesses in this group, especially in the workers’ compensation and excess and surplus lines. New business opportunities, increased exposures from higher payroll on existing accounts, strong retentions and higher renewal pricing have contributed to increased premiums in the workers’ compensation businesses. In addition, new business opportunities and general market hardening have generated increased premiums in several of the excess and surplus lines businesses. Average renewal rates were up approximately 6% for this group in the first six months of 2013. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points for the first six months of 2013 compared to the first six months of 2012 reflecting a change in the mix of business as well as timing of reinsurance premiums between quarters.

Specialty financial Gross written premiums increased $35 million (13%) for the first six months of 2013 compared to the first six months of 2012 due primarily to growth in lender-placed mortgage property insurance offered by the financial institutions business partially offset by a decrease in the service contract business. Gross written premiums for the first six months of 2013 include $14 million in risk fees from AFG’s warranty operations. Prior to 2013, fees in the warranty operations were included in other income. Average renewal rates for this group remained unchanged in the first six months of 2013. Reinsurance premiums ceded as a percentage of gross written premiums declined 3 percentage points for the first six months of 2013 compared to the first six months of 2012 due to the decrease in service contract business, which is 100% reinsured.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG's internal reinsurance program from the operations that make up AFG's other Specialty sub-components.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below details the components of the combined ratio for AFG's property and casualty segment for the first six months of 2013 compared to the first six months of 2012:

	Six months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012
Property and transportation
Loss and LAE ratio	72.1%	63.4%	8.7%
Underwriting expense ratio	31.4%	30.6%	0.8%
Combined ratio	103.5%	94.0%	9.5%
Underwriting profit				$(21)	$33

Specialty casualty
Loss and LAE ratio	55.3%	57.3%	(2.0%)
Underwriting expense ratio	35.2%	34.5%	0.7%
Combined ratio	90.5%	91.8%	(1.3%)
Underwriting profit				$51	$37

Specialty financial
Loss and LAE ratio	34.4%	35.1%	(0.7%)
Underwriting expense ratio	53.2%	51.5%	1.7%
Combined ratio	87.6%	86.6%	1.0%
Underwriting profit				$28	$27

Total Specialty
Loss and LAE ratio	58.4%	56.3%	2.1%
Underwriting expense ratio	36.6%	35.6%	1.0%
Combined ratio	95.0%	91.9%	3.1%
Underwriting profit				$69	$100

Aggregate — including discontinued lines
Loss and LAE ratio	58.9%	56.9%	2.0%
Underwriting expense ratio	36.6%	35.6%	1.0%
Combined ratio	95.5%	92.5%	3.0%
Underwriting profit				$62	$93

The Specialty insurance operations generated an underwriting profit of $69 million in the first six months of 2013 compared to $100 million for the first six months of 2012, a decrease of $31 million (31%). The lower profit in the first six months of 2013 is primarily the result of lower underwriting profits in the Property and transportation group, particularly in the transportation businesses, and higher catastrophe losses. Catastrophe losses were $29 million (2.1 points on the combined ratio) for this group during the first six months of 2013 compared to $9 million (0.7 points) during the first six months of 2012.

Property and transportation This group reported an underwriting loss of $21 million for the first six months of 2013 compared to a $33 million underwriting gain for the first six months of 2012, a decrease in underwriting profit of $54 million. This decline is due primarily to lower profitability in the transportation businesses and higher catastrophe losses from the impact of the spring storms in the southeastern United States. Catastrophe losses were $28 million (4.6 points on the combined ratio) for this group during the first six months of 2013 compared to $5 million (0.8 points) during the first six months of 2012.

Specialty casualty Underwriting profit was $51 million for the first six months of 2013 compared to $37 million in the first six months of 2012, an increase of $14 million (38%), reflecting a lower current accident year loss ratio as well as increased favorable reserve development in the executive liability and excess liability businesses.

Specialty financial Underwriting profit was $28 million for the first six months of 2013 compared to $27 million in the first six months of 2012, an increase of $1 million (4%). Higher underwriting profits in the financial institutions business, primarily

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

from lender-placed mortgage property insurance, and higher favorable development in the trade credit operations were substantially offset by lower underwriting profits in the fidelity and crime operations.

Losses and Loss Adjustment Expenses
AFG's overall loss and LAE ratio was 58.9% for the first six months of 2013 compared to 56.9% for the first six months of 2012, an increase of 2.0 percentage points. The components of AFG's property and casualty losses and LAE amounts and ratio are detailed below:

	Six months ended June 30,
	Amount		Ratio		Change in
	2013	2012	2013	2012	Ratio
Property and transportation
Current year, excluding catastrophe losses	$403	$358	67.9%	64.7%	3.2%
Prior accident years development	(3)	(12)	(0.4%)	(2.1%)	1.7%
Current year catastrophe losses	28	5	4.6%	0.8%	3.8%
Property and transportation losses and LAE and ratio	$428	$351	72.1%	63.4%	8.7%

Specialty casualty
Current year, excluding catastrophe losses	$334	$288	62.3%	63.3%	(1.0%)
Prior accident years development	(38)	(28)	(7.1%)	(6.2%)	(0.9%)
Current year catastrophe losses	—	1	0.1%	0.2%	(0.1%)
Specialty casualty losses and LAE and ratio	$296	$261	55.3%	57.3%	(2.0%)

Specialty financial
Current year, excluding catastrophe losses	$84	$80	36.7%	39.2%	(2.5%)
Prior accident years development	(6)	(11)	(2.8%)	(5.4%)	2.6%
Current year catastrophe losses	1	2	0.5%	1.3%	(0.8%)
Specialty financial losses and LAE and ratio	$79	$71	34.4%	35.1%	(0.7%)

Total Specialty
Current year, excluding catastrophe losses	$844	$744	60.4%	59.9%	0.5%
Prior accident years development	(57)	(53)	(4.1%)	(4.3%)	0.2%
Current year catastrophe losses	29	9	2.1%	0.7%	1.4%
Total Specialty losses and LAE and ratio	$816	$700	58.4%	56.3%	2.1%

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$844	$744	60.4%	59.9%	0.5%
Prior accident years development	(50)	(46)	(3.6%)	(3.7%)	0.1%
Current year catastrophe losses	29	9	2.1%	0.7%	1.4%
Aggregate losses and LAE and ratio	$823	$707	58.9%	56.9%	2.0%

Net favorable reserve development
AFG's property and casualty operations recorded net favorable loss reserve development related to prior accident years of $50 million in the first six months of 2013 compared to $46 million in the first six months of 2012, an increase of $4 million (9%).

Property and transportation Net favorable reserve development of $3 million in the first six months of 2013 reflects lower than expected claims handling expense in the crop business and a decrease in frequency of new claims being filed in a run-off book of homebuilders’ business, substantially offset by adverse development from increased severity in the commercial auto liability business written by the transportation businesses. Net favorable reserve development of $12 million in the first six months of 2012 reflects lower than expected loss frequency in crop products, partially offset by higher than expected claim severity in the property and inland marine business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Net favorable reserve development of $38 million in the first six months of 2013 reflects lower than expected claim severity in directors and officers liability insurance and lower than expected claim severity and frequency in excess liability business. Net favorable reserve development of $28 million in the first six months of 2012 reflects lower than expected claim severity and frequency in homebuilders’ general liability products and lower than expected claim severity in directors and officers liability insurance substantially offset by higher claim frequency and severity in a run-off book of U.S.-based program (motel/hotel, restaurants, taverns and recreational) business.

Specialty financial Net favorable reserve development of $6 million in the first six months of 2013 and $11 million in the first six months of 2012 is due to lower than expected frequency and severity in the foreign credit and financial institution services businesses as economic conditions did not affect these lines as adversely as had been anticipated. Net favorable reserve development in the first six months of 2012 also reflects lower than expected claim severity in AFG’s fidelity and crime products.

Other specialty In addition to the development discussed above, total specialty net favorable reserve development reflects amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998 and reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate results for AFG’s property and casualty segment also include $5 million in the first six months of 2013 and $7 million in the first six months of 2012 of adverse development related to asbestos and environmental reserves.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. The $28 million in catastrophe losses in the property and transportation group in the first six months of 2013 resulted primarily from spring storms in the southeastern United States.

Commissions and Other Underwriting Expenses
AFG's property and casualty commissions and other underwriting expenses ("U/W Exp") were $511 million in the first six months of 2013 compared to $443 million for the first six months of 2012, an increase of $68 million (15%). AFG's underwriting expense ratio was 36.6% for the first six months of 2013 compared to 35.6% for the first six months of 2012, an increase of 1.0 percentage points. Detail of AFG's property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Six months ended June 30,
	2013		2012		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$187	31.4%	$169	30.6%	0.8%
Specialty casualty	189	35.2%	158	34.5%	0.7%
Specialty financial	122	53.2%	103	51.5%	1.7%
Other specialty	13	38.2%	13	37.4%	0.8%
	$511	36.6%	$443	35.6%	1.0%

The overall increase of 1.0% in AFG's expense ratio for the first six months of 2013 as compared to the first six months of 2012, as well as the fluctuations in AFG's sub-components, reflect changes in the mix of AFG's business and the impact of certain reinsurance ceding commissions received that are partially based on the profitability of the business ceded, partially offset by the impact of higher premiums on the ratio.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.8 percentage points for the first six months of 2013 compared to the first six months of 2012 reflecting higher profitability-based commissions paid to agents/brokers and lower profitability-based commissions received from reinsurers, partially offset by the impact of higher premium volume on this ratio.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.7 percentage points for the first six months of 2013 compared to the first six months of 2012 reflecting higher profitability-based commissions related to international business, partially offset by the impact of higher premiums on the ratio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.7 percentage points for the first six months of 2013 compared to the first six months of 2012 reflecting higher profitability-based commissions and lower ceding commissions from reinsurers, partially offset by the impact of higher premiums on the ratio.

Property and Casualty Investment Income
Net investment income in AFG's property and casualty operations was $131 million for the first six months of 2013 compared to $139 million in the first six months of 2012, a decrease of $8 million (6%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG's investment portfolio yield. The average invested assets and overall earned yield on investments held by AFG's property and casualty operations are provided below (dollars in millions):

	Six months ended June 30,
	2013	2012	Change	% Change
Net investment income	$131	$139	$(8)	(6%)

Average invested assets (at amortized cost)	$6,901	$6,613	$288	4%

Yield (net investment income as a % of average invested assets)	3.80%	4.20%	(0.40%)

The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.80% for the first six months of 2013 compared to 4.20% for the first six months of 2012, a decline of 0.40 percentage points. In addition to the impact of lower yields available in the financial markets, the $288 million increase in average invested assets reflects primarily higher average cash and cash equivalent balances.

Property and Casualty Other Income and Expense, Net
Other income and expenses, net for AFG's property and casualty operations was a net expense of $15 million for the first six months of 2013 compared to $24 million for the first six months of 2012, a decrease of $9 million (38%). The table below details the items included in other income and expenses, net for AFG's property and casualty operations (in millions):

	Six months ended June 30,
	2013	2012
Other income
Warranty operations	$—	$8
Income from the sale of real estate	4	—
Other	5	3
Total other income	9	11
Other expenses
Warranty operations	—	9
Amortization of intangibles	7	7
Other	15	16
Total other expense	22	32
Interest expense	2	3
Other income and expenses, net	$(15)	$(24)

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG's annuity operations contributed $153 million in GAAP pretax earnings in the first six months of 2013 compared to $119 million in the first six months of 2012, an increase of $34 million (29%). AFG’s annuity core operations contributed $158 million in pretax earnings in the first six months of 2013 compared to $119 million in the first six months of 2012, an increase of $39 million (33%). The increase in both GAAP and core pretax earnings was a result of the favorable impact that rising interest rates and strong stock market performance had on AFG’s fixed-indexed annuity business, growth in AFG’s annuity business and exceptionally strong investment results, partially offset by the run-off of higher yielding investments.

The following table details AFG's GAAP and core earnings before income taxes from its annuity operations for the six months ended June 30, 2013 and 2012 (dollars in millions).

	Six months ended June 30,
	2013	2012	% Change
Revenues:
Net investment income	$505	$473	7%
Other income:
Guaranteed withdrawal benefit fees	11	5	120%
Policy charges and other miscellaneous income	18	20	(10%)
Total revenues	534	498	7%

Core Costs and Expenses:
Annuity benefits (a)	254	277	(8%)
Acquisition expenses	79	60	32%
Other expenses (b)	43	42	2%
Total costs and expenses	376	379	(1%)
Core earnings before income taxes	158	119	33%
Pre-tax non-core ELNY guaranty fund assessments	(5)	—	—%
GAAP earnings before income taxes	$153	$119	29%

(a) Annuity benefits consisted of the following (in millions):

	Six months ended June 30,
	2013	2012	% Change
Interest credited — fixed	$220	$222	(1%)
Interest credited — fixed component of variable annuities	3	3	—%
Change in expected death and annuitization reserve	10	9	11%
Amortization of sales inducements	15	15	—%
Change in guaranteed withdrawal benefit reserve	18	5	260%
Change in other benefit reserves	4	2	100%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	77	57	35%
Equity option mark-to-market	(93)	(36)	158%
Total annuity benefits	$254	$277	(8%)

(b) Other expenses exclude the non-core ELNY guaranty fund assessments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG's fixed annuity operations (including fixed-indexed annuities):

	Six months ended June 30,
	2013	2012	% Change
Average fixed annuity investments (at amortized cost)	$18,280	$16,060	14%
Average fixed annuity benefits accumulated	17,829	15,841	13%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	5.46%	5.83%
Interest credited — fixed	(2.46%)	(2.81%)
Net interest spread	3.00%	3.02%

Policy charges and other miscellaneous income	0.14%	0.18%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.41%)	(0.34%)
Acquisition expenses	(0.85%)	(0.71%)
Other expenses (*)	(0.44%)	(0.49%)
Change in fair value of derivatives related to fixed-indexed annuities	0.17%	(0.24%)
Net spread earned on fixed annuities	1.61%	1.42%

(*) Excludes the $5 million second quarter 2013 non-core charge for the ELNY guaranty fund assessments. Including this charge, the net spread earned on fixed annuities was 1.55% for the six months ended June 30, 2013.

Annuity Net Investment Income
Net investment income for the first six months of 2013 was $505 million compared to $473 million for the first six months of 2012, an increase of $32 million (7%). This increase reflects primarily the growth in AFG’s annuity business. The overall yield earned on investments in AFG's annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.37 percentage points for the first six months of 2013 compared to the same period in 2012. This decline in net investment yield reflects (i) the investment of new premium dollars in the recent low interest rate environment and (ii) the impact of the maturity and redemption of higher yielding investments. These items were partially offset by exceptionally strong investment results in the first six months of 2013 and a reduction in a portion of the investment portfolio held in cash and cash equivalents during the first six months of 2013 as compared to the 2012 period.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first six months of 2013 was $220 million compared to $222 million for the first six months of 2012, a decrease of $2 million (1%). The impact of growth in the annuity business was more than offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn as well as the impact of crediting rate reductions on existing policyholder funds that were implemented in the second half of 2012. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.35 percentage points in the first six months of 2013 compared to 2012. During the first six months of 2013, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

Annuity Net Interest Spread
AFG's net interest spread decreased 0.02 percentage points in the first six months of 2013 compared to the same period in 2012 primarily due to the run-off of higher yielding investments, partially offset by lower crediting rates and exceptionally strong investment results in 2013.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income for the first six months of 2013 were $18 million compared to $20 million for the first six months of 2012, a decrease of $2 million (10%). Policy charges and other miscellaneous income for AFG's annuity operations, which consist primarily of surrender charges, as a percentage of average fixed annuity benefits accumulated declined 0.04 percentage points primarily reflecting lower surrender charge rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees for the first six months of 2013 were $36 million compared to $26 million for the first six months of 2012, an increase of $10 million (38%). In addition to interest credited to policyholders’ accounts, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Six months ended June 30,
	2013	2012
Change in expected death and annuitization reserve	$10	$9
Amortization of sales inducements	15	15
Change in guaranteed withdrawal benefit reserve	18	5
Change in other benefit reserves	4	2
Other annuity benefits	47	31
Offset guaranteed withdrawal benefit fees	(11)	(5)
Other annuity benefits, net	$36	$26

The $10 million increase in other annuity benefits, net of guaranteed withdrawal benefit fees for the first six months of 2013 compared to the first six months of 2012 reflects primarily increased sales of products with guaranteed withdrawal benefit features.

Annuity Acquisition Expenses
AFG's amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.85% for the first six months of 2013 compared to 0.71% for the first six months of 2012 and has generally ranged between 0.70% and 0.80%. Variances in these percentages generally relate to changes in the mix of business and actual experience as compared to certain actuarial assumptions. For example, the favorable impact of the increase in market interest rates during 2013 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting acceleration in the amortization of deferred policy acquisition costs.

Annuity Other Expenses
Annuity other expenses for the first six months of 2013 were $43 million excluding the non-core ELNY guaranty fund assessments charge, compared to $42 million for the first six months of 2012, an increase of $1 million (2%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses declined 0.05 percentage points for the first six months of 2013 as compared to the first six months of 2012.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately 40% of annuity benefits accumulated at June 30, 2013, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements.” The net change in fair value of derivatives related to fixed-indexed annuities reduced annuity benefits by $16 million in the first six months of 2013 as the impact of strong stock market performance on the embedded derivative was more than offset by the positive impact of higher market interest rates. Conversely, the net change in fair value of the derivatives related to fixed-indexed annuities increased annuity benefits expense by $21 million in the first six months of 2012 as the impact of the decline in the stock market on the embedded derivative was more than offset by the negative impact of lower market interest rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses (sales inducements), excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG's annuity benefits accumulated liability for the six months ended June 30, 2013 and 2012 (in millions):

	Six months ended June 30,
	2013	2012
Beginning fixed annuity reserves	$17,274	$15,188
Fixed annuity premiums (receipts)	1,457	1,676
Federal Home Loan Bank advances	200	—
Surrenders, benefits and other withdrawals	(704)	(652)
Interest and other annuity benefit expenses:
Interest credited	220	222
Embedded derivative mark-to-market	77	57
Change in other benefit reserves	40	27
Ending fixed annuity reserves	$18,564	$16,518

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$18,564	$16,518
Impact of unrealized investment gains	87	38
Fixed component of variable annuities	197	202
Annuity benefits accumulated per balance sheet	$18,848	$16,758

Statutory Annuity Premiums
AFG's annuity operations generated statutory premiums of $1.49 billion in the first six months of 2013 compared to $1.71 billion in the first six months of 2012, a decrease of $223 million (13%). The following table summarizes AFG's annuity sales (dollars in millions):

	Six months ended June 30,
	2013	2012	% Change
Retail single premium annuities — indexed	$805	$940	(14%)
Retail single premium annuities — fixed	64	76	(16%)
Financial institutions single premium annuities — indexed	252	160	58%
Financial institutions single premium annuities — fixed	229	374	(39%)
Education market — 403(b) fixed and indexed annuities	107	126	(15%)
Total fixed annuity premiums	1,457	1,676	(13%)
Variable annuities	28	32	(13%)
Total annuity premiums	$1,485	$1,708	(13%)

The net decrease in annuity premiums in the first six months of 2013 compared to the same period in 2012 was consistent with expectations and reflects actions taken by AFG in response to the significant drop in interest rates that began in the second quarter of 2012. These actions included reductions in interest rates credited to policyholders and in commissions paid to agents. In addition, AFG believes its sales have been impacted by aggressive participants and new entrants in certain of its markets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the GAAP and core net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the six months ended 2013 and 2012 (in millions):

	Six months ended June 30,
	2013	2012
Earnings on fixed annuity benefits accumulated (a)	$144	$113
Earnings on investments in excess of fixed annuity benefits accumulated (b)	12	6
Variable annuity earnings	2	—
Core earnings before income taxes	158	119
Pretax non-core ELNY guaranty fund assessments	(5)	—
GAAP earnings before income taxes	$153	$119

(a) Excludes the pretax non-core ELNY guarantee fund assessments of $5 million recorded in the second quarter of 2013.
(b) Net investment income (as a % of investments) of 5.46% and 5.83% for the six months ended June 30, 2013 and 2012, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG's earnings before income taxes from its run-off long-term care and life operations for the six months ended June 30, 2013 and 2012 (dollars in millions):

	Six months ended June 30,
	2013	2012	% Change
Revenues:
Net earned premiums:
Long-term care	$39	$40	(3%)
Life operations	19	21	(10%)
Net investment income	37	35	6%
Other income	2	—	—%
Total revenues	97	96	1%

Costs and Expenses:
Life, accident and health benefits:
Long-term care	55	42	31%
Life operations	23	29	(21%)
Acquisition expenses	9	10	(10%)
Other expenses	13	9	44%
Total costs and expenses	100	90	11%
Earnings (loss) before income taxes	$(3)	$6

The increase in long-term care benefits expense in the first six months of 2013 as compared to the 2012 period is due primarily to an increase in new claims. Due to the nature and size of its long-term care business, AFG expects claims volatility from period to period. Management continues to monitor the long-term care business. The decrease in life benefits expense in the first six months of 2013 as compared to the 2012 period is due primarily to improved claims experience.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Medicare Supplement and Critical Illness Segment — Results of Operations AFG's Medicare supplement and critical illness segment, which was sold in August 2012, contributed pretax earnings of $18 million in the first six months of 2012. See Note B — “Sale of Subsidiaries.” The following table details AFG's earnings before income taxes from its Medicare supplement and critical illness business (in millions):

	Six months ended June 30,
	2013	2012
Revenues:
Net earned premiums	$—	$149
Net investment income	—	5
Other income	—	5
Total revenues	—	159

Costs and Expenses:
Life, accident and health benefits	—	101
Acquisition expenses	—	22
Other expenses	—	18
Total costs and expenses	—	141
Earnings before income taxes	$—	$18

Holding Company, Other and Unallocated — Results of Operations   AFG's net pretax loss outside of its insurance operations (excluding realized gains) totaled $83 million for the first six months of 2013 compared to $82 million for the first six months of 2012, an increase of $1 million (1%).

The following table details AFG's loss before income taxes from operations outside of its insurance operations for the six months ended June 30, 2013 and 2012 (dollars in millions):

	Six months ended June 30,
	2013	2012	% Change
Revenues:
Net investment income	$3	$4	(25%)
Other income	15	9	67%
Total revenues	18	13	38%

Costs and Expenses:
Interest charges on borrowed money	34	35	(3%)
Other expenses	67	60	12%
Total costs and expenses	101	95	6%
Loss before income taxes, excluding realized gains	$(83)	$(82)	1%

Holding Company and Other — Investment Income
AFG recorded investment income on investments held outside of its insurance operations of $3 million in the first six months of 2013 and $4 million in the first six months of 2012.

Holding Company and Other — Other Income
Other income in the table above includes $8 million in both the first six months of 2013 and 2012 of management fees paid to AFG by the AFG-managed CLOs (AFG's consolidated managed investment entities). These fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under Results of Operations — Segmented Statement of Earnings. Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $7 million in the first six months of 2013 compared to $1 million in the first six months of 2012. Results for the first six months of 2012 include a charge of $4 million to write-down a fixed asset that is being sold.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Interest Charges on Borrowed Money
AFG's holding companies and other operations outside of its insurance operations recorded interest expense of $34 million in the first six months of 2013 compared to $35 million in the first six months of 2012, a decrease of $1 million (3%). In 2012, AFG issued new Senior Notes and used the proceeds to redeem higher rate debt.

Holding Company and Other — Other Expenses
AFG's holding companies and other operations outside of its insurance operations recorded other expenses of $67 million in the first six months of 2013 compared to $60 million in the first six months of 2012, an increase of $7 million (12%). The $7 million increase reflects the impact of higher holding company expenses, primarily related to certain share-based incentive plans.

Consolidated Realized Gains (Losses) on Securities   AFG's consolidated realized gains on securities, which are not allocated to segments, were $98 million in the first six months of 2013 compared to $60 million in the first six months of 2012, an increase of $38 million (63%). Realized gains (losses) on securities consisted of the following (in millions):

	Six months ended June 30,
	2013	2012
Realized gains (losses) before impairments:
Disposals	$99	$73
Change in the fair value of derivatives	1	—
Adjustments to annuity deferred policy acquisition costs and related items	(1)	(2)
	99	71
Impairment charges:
Securities	(1)	(14)
Adjustments to annuity deferred policy acquisition costs and related items	—	3
	(1)	(11)
	$98	$60

Realized gains on disposals include gains on sales of shares of Verisk Analytics, Inc. of $37 million in the first six months of 2013 and $46 million in the first six months of 2012.

The change in fair value of derivatives includes net losses of $1 million in the first six months of 2013 and net gains of $3 million in the first six months of 2012 from the mark-to-market of MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. See Note F — “Derivatives.”

Consolidated Income Taxes   AFG's consolidated provision for income taxes was $111 million for the first six months of 2013 compared to $110 million in the first six months of 2012, an increase of $1 million (1%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG's consolidated net loss attributable to noncontrolling interests was $40 million for both the first six months of 2013 and 2012. The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Six months ended June 30,
	2013	2012	% Change
National Interstate	$1	$8	(88%)
Marketform	—	(2)	(100%)
Managed Investment Entities	(42)	(46)	(9%)
Other	1	—	—%
	$(40)	$(40)	—%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

NEW ACCOUNTING STANDARDS
See Note A — “Accounting Policies — Accounting Standards Adopted in 2013” for a discussion of new accounting standards adopted by AFG in 2013.

_____________________________________________________

ITEM 3
Quantitative and Qualitative Disclosure of Market Risk
As of June 30, 2013, there were no material changes to the information provided in Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” of AFG’s 2012 Form 10-K.
ITEM 4
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2013 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems such as the new income tax accounting software system implemented in the second quarter of 2013. There has been no change in AFG’s business processes and procedures during the second fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first six months of 2013 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Quarter	61,586	$43.71	61,586	7,501,271
April	78,495	$46.87	78,495	7,422,776
May	474,296	$48.74	474,296	6,948,480
June	833,779	$48.30	833,779	6,114,701

(a)
Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in August 2012 and February 2013. AFG’s Board of Directors authorized the repurchase of five million additional shares in February 2013.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

August 8, 2013	BY:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and
Chief Financial Officer