Form 10-Q
period 2013-09-30
AMERICAN FINANCIAL GROUP INC
filed 2013-11-08
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
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
Indicate by check mark whether the Registrant is a shell company.    Yes  ☐    No  ☑
As of November 1, 2013, there were 89,365,096 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$1,331	$1,705
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $24,436 and $22,083)	25,674	24,118
Fixed maturities, trading at fair value	290	321
Equity securities, at fair value (cost — $956 and $778)	1,143	939
Mortgage loans	611	607
Policy loans	240	228
Real estate and other investments	632	531
Total cash and investments	29,921	28,449
Recoverables from reinsurers	3,138	3,750
Prepaid reinsurance premiums	662	471
Agents’ balances and premiums receivable	801	636
Deferred policy acquisition costs	867	550
Assets of managed investment entities	2,779	3,225
Other receivables	1,078	539
Variable annuity assets (separate accounts)	629	580
Other assets	887	786
Goodwill	185	185
Total assets	$40,947	$39,171

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$6,441	$6,845
Unearned premiums	2,047	1,651
Annuity benefits accumulated	19,785	17,609
Life, accident and health reserves	2,011	2,059
Payable to reinsurers	601	475
Liabilities of managed investment entities	2,429	2,892
Long-term debt	913	953
Variable annuity liabilities (separate accounts)	629	580
Other liabilities	1,381	1,359
Total liabilities	36,237	34,423
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 89,223,607 and 88,979,303 shares outstanding	89	89
Capital surplus	1,109	1,063
Retained earnings:
Appropriated — managed investment entities	45	75
Unappropriated	2,729	2,520
Accumulated other comprehensive income, net of tax	570	831
Total shareholders’ equity	4,542	4,578
Noncontrolling interests	168	170
Total equity	4,710	4,748
Total liabilities and equity	$40,947	$39,171

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Property and casualty insurance net earned premiums	$949	$848	$2,345	$2,091
Life, accident and health net earned premiums	29	80	87	290
Net investment income	338	326	996	972
Realized gains on:
Securities (*)	56	85	154	145
Subsidiaries	—	156	—	155
Income (loss) of managed investment entities:
Investment income	32	31	98	92
Gain (loss) on change in fair value of assets/liabilities	15	(13)	(21)	(63)
Other income	24	25	71	67
Total revenues	1,443	1,538	3,730	3,749

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	680	610	1,503	1,317
Commissions and other underwriting expenses	261	254	772	697
Annuity benefits	140	140	394	417
Life, accident and health benefits	42	66	120	238
Annuity and supplemental insurance acquisition expenses	40	46	128	138
Interest charges on borrowed money	18	19	54	57
Expenses of managed investment entities	22	19	68	58
Other expenses	98	99	248	260
Total costs and expenses	1,301	1,253	3,287	3,182
Earnings before income taxes	142	285	443	567
Provision for income taxes	44	74	155	184
Net earnings, including noncontrolling interests	98	211	288	383
Less: Net earnings (loss) attributable to noncontrolling interests	15	(15)	(25)	(55)
Net Earnings Attributable to Shareholders	$83	$226	$313	$438

Earnings Attributable to Shareholders per Common Share:
Basic	$.94	$2.43	$3.51	$4.58
Diluted	$.92	$2.39	$3.44	$4.50
Average number of Common Shares:
Basic	89.1	92.9	89.4	95.7
Diluted	91.0	94.6	91.2	97.4

Cash dividends per Common Share	$0.195	$0.175	$0.585	$0.525
________________________________________
(*) Consists of the following:
Realized gains before impairments	$61	$93	$160	$164

Losses on securities with impairment	(5)	(8)	(6)	(20)
Non-credit portion recognized in other comprehensive income (loss)	—	—	—	1
Impairment charges recognized in earnings	(5)	(8)	(6)	(19)
Total realized gains on securities	$56	$85	$154	$145

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net earnings, including noncontrolling interests	$98	$211	$288	$383
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	4	228	(162)	464
Reclassification adjustment for realized gains included in net earnings	(36)	(56)	(99)	(96)
Reclassification adjustment for unrealized gains of subsidiaries sold	—	(18)	—	(18)
Total net unrealized gains (losses) on securities	(32)	154	(261)	350
Foreign currency translation adjustments	3	10	(6)	9
Pension and other postretirement plans adjustments	—	—	—	1
Other comprehensive income (loss), net of tax	(29)	164	(267)	360
Total comprehensive income, net of tax	69	375	21	743
Less: Comprehensive income (loss) attributable to noncontrolling interests	15	(10)	(31)	(47)
Comprehensive income attributable to shareholders	$54	$385	$52	$790

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2012	88,979,303	$1,152	$75	$2,520	$831	$4,578	$170	$4,748
Net earnings	—	—	—	313	—	313	(25)	288
Other comprehensive income	—	—	—	—	(261)	(261)	(6)	(267)
Allocation of losses of managed investment entities	—	—	(30)	—	—	(30)	30	—
Dividends on Common Stock	—	—	—	(52)	—	(52)	—	(52)
Shares issued:
Exercise of stock options	1,350,551	44	—	—	—	44	—	44
Other benefit plans	376,574	6	—	—	—	6	—	6
Dividend reinvestment plan	10,514	—	—	—	—	—	—	—
Stock-based compensation expense	—	15	—	—	—	15	—	15
Shares acquired and retired	(1,448,156)	(19)	—	(51)	—	(70)	—	(70)
Shares exchanged — benefit plans	(45,179)	—	—	(1)	—	(1)	—	(1)
Other	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2013	89,223,607	$1,198	$45	$2,729	$570	$4,542	$168	$4,710

Balance at December 31, 2011	97,846,402	$1,219	$173	$2,439	$580	$4,411	$146	$4,557
Net earnings	—	—	—	438	—	438	(55)	383
Other comprehensive income	—	—	—	—	352	352	8	360
Allocation of losses of managed investment entities	—	—	(64)	—	—	(64)	64	—
Dividends on Common Stock	—	—	—	(50)	—	(50)	—	(50)
Shares issued:
Exercise of stock options	1,009,714	27	—	—	—	27	—	27
Other benefit plans	291,610	6	—	—	—	6	—	6
Dividend reinvestment plan	11,697	—	—	—	—	—	—	—
Stock-based compensation expense	—	15	—	—	—	15	—	15
Shares acquired and retired	(8,288,776)	(105)	—	(210)	—	(315)	—	(315)
Shares exchanged — benefit plans	(23,685)	—	—	—	—	—	—	—
Other	—	—	—	(40)	(1)	(41)	22	(19)
Balance at September 30, 2012	90,846,962	$1,162	$109	$2,577	$931	$4,779	$185	$4,964

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended September 30,
	2013	2012
Operating Activities:
Net earnings, including noncontrolling interests	$288	$383
Adjustments:
Depreciation and amortization	110	118
Annuity benefits	394	417
Realized gains on investing activities	(162)	(299)
Net sales of trading securities	20	27
Deferred annuity and life policy acquisition costs	(148)	(177)
Change in:
Reinsurance and other receivables	(288)	(1,387)
Other assets	(108)	6
Insurance claims and reserves	(7)	1,275
Payable to reinsurers	126	181
Other liabilities	161	(56)
Managed investment entities’ assets/liabilities	(23)	(13)
Other operating activities, net	25	12
Net cash provided by operating activities	388	487

Investing Activities:
Purchases of:
Fixed maturities	(4,903)	(3,240)
Equity securities	(334)	(231)
Mortgage loans	(100)	(178)
Real estate, property and equipment	(43)	(61)
Proceeds from:
Maturities and redemptions of fixed maturities	2,356	1,617
Repayments of mortgage loans	97	10
Sales of fixed maturities	257	495
Sales of equity securities	278	235
Sales of subsidiaries	—	302
Cash and cash equivalents of businesses sold	—	(34)
Managed investment entities:
Purchases of investments	(1,061)	(1,246)
Proceeds from sales and redemptions of investments	1,515	1,429
Other investing activities, net	25	(36)
Net cash used in investing activities	(1,913)	(938)

Financing Activities:
Annuity receipts	2,852	2,431
Annuity surrenders, benefits and withdrawals	(1,157)	(1,127)
Net transfers from variable annuity assets	25	31
Additional long-term borrowings	—	344
Reductions of long-term debt	(40)	(323)
Issuances of managed investment entities’ liabilities	747	456
Retirement of managed investment entities’ liabilities	(1,196)	(704)
Issuances of Common Stock	45	27
Repurchases of Common Stock	(70)	(315)
Cash dividends paid on Common Stock	(52)	(50)
Other financing activities, net	(3)	(17)
Net cash provided by financing activities	1,151	753
Net Change in Cash and Cash Equivalents	(374)	302
Cash and cash equivalents at beginning of period	1,705	1,324
Cash and cash equivalents at end of period	$1,331	$1,626

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Acquisitions and Sales of Subsidiaries	I.	Goodwill and Other Intangibles
C.	Segments of Operations	J.	Long-Term Debt
D.	Fair Value Measurements	K.	Shareholders’ Equity
E.	Investments	L.	Income Taxes
F.	Derivatives	M.	Contingencies
G.	Deferred Policy Acquisition Costs

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation, primarily the reclassification of investment expenses and real estate income and expenses to net investment income. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2013, and prior to the filing date of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

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

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in the first nine months of 2013 or 2012.

Investments   Fixed maturity and equity securities classified as “available for sale” are reported at fair value with unrealized gains and losses included in AOCI in AFG’s Balance Sheet. Fixed maturity and equity securities classified as “trading” are reported at fair value with changes in unrealized holding gains or losses during the period included in net investment income. Mortgage and policy loans are carried primarily at the aggregate unpaid balance.

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

At September 30, 2013, assets and liabilities of managed investment entities included $193 million in assets and $147 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that is expected to close in the fourth quarter of 2013. Upon closing, all warehoused assets are expected to be transferred to the new CLO and the liabilities will be repaid. At December 31, 2012, assets and liabilities of managed investment entities included $107 million in assets and $87 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO. All warehoused assets were transferred to that new CLO and the liabilities were repaid when the CLO formation was completed and the CLO issued securities in April 2013.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: third quarter of 2013 and 2012 — 1.9 million and 1.7 million; first nine months of 2013 and 2012 — 1.8 million and 1.7 million, respectively.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: third quarter of 2013 and 2012 — 1.0 million and 1.9 million; first nine months of 2013 and 2012 — 1.3 million and 1.8 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2013 and 2012 periods.

Statement of Cash Flows   For cash flow purposes, “investing activities” are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. “Financing activities” include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed. Annuity receipts, surrenders, benefits and withdrawals are also reflected as financing activities. All other activities are considered “operating.” Short-term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

B.     Acquisitions and Sales of Subsidiaries

Medicare Supplement and Critical Illness Segment   In August 2012, AFG completed the sale of its Medicare supplement and critical illness businesses, which included Loyal American Life Insurance Company and four other insurance companies, to Cigna Corporation for $326 million in cash resulting in a pretax gain of $170 million (including fourth quarter 2012 post-closing adjustments, which increased cash proceeds by $19 million and the pretax gain by $15 million). Since the transaction includes the ongoing cessions of certain business to Cigna, the operations sold are not reported as discontinued operations. Summarized Statement of Earnings information for the Medicare supplement and critical illness segment for the third quarter and first nine months of 2012 is shown below (in millions):

	Three months ended	Nine months ended
	September 30, 2012	September 30, 2012
Total revenues	$53	$212
Total costs and expenses	43	184
Earnings before income taxes	$10	$28

During the third quarter of 2012, AFG acquired the outstanding 28% of Marketform, its London-based Lloyd’s property and casualty insurance operation that it did not already own for $17 million and sold an additional small annuity company for $7 million.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$517	$487	$1,111	$1,040
Specialty casualty	289	243	825	699
Specialty financial	121	100	350	301
Other specialty	22	18	59	51
Total premiums earned	949	848	2,345	2,091
Net investment income	65	67	196	206
Other income	1	6	10	17
Total property and casualty insurance	1,015	921	2,551	2,314
Annuity:
Net investment income	259	249	764	722
Other income	17	14	46	39
Total annuity	276	263	810	761
Run-off long-term care and life	50	50	147	146
Medicare supplement and critical illness (a)	—	53	—	212
Other	46	10	68	16
Total revenues before realized gains	1,387	1,297	3,576	3,449
Realized gains on securities	56	85	154	145
Realized gains on subsidiaries	—	156	—	155
Total revenues	$1,443	$1,538	$3,730	$3,749

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$16	$—	$(5)	$33
Specialty casualty	19	8	70	45
Specialty financial	22	1	50	28
Other specialty	5	7	16	10
Other lines (b)	(54)	(32)	(61)	(39)
Total underwriting	8	(16)	70	77
Investment and other income, net	53	58	169	173
Total property and casualty insurance	61	42	239	250
Annuity (c)	78	69	231	188
Run-off long-term care and life	(4)	2	(7)	8
Medicare supplement and critical illness (a)	—	10	—	28
Other (d)	(49)	(79)	(174)	(207)
Total earnings before realized gains and income taxes	86	44	289	267
Realized gains on securities	56	85	154	145
Realized gains on subsidiaries	—	156	—	155
Total earnings before income taxes	$142	$285	$443	$567

(a)	Sold in August 2012.

(b)	Includes special charges of $54 million and $31 million in the third quarter of 2013 and 2012, respectively, to increase asbestos and environmental (“A&E”) reserves.

(c)	Includes a $5 million charge in the second quarter of 2013 to cover expected assessments from state guaranty funds related to the insolvency and liquidation of an unaffiliated life insurance company.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(d)
Includes holding company expenses and earnings (losses) of managed investment entities attributable to noncontrolling interest of $12 million and ($18) million for the third quarter and ($30) million and ($64) million for the first nine months of 2013 and 2012, respectively. Holding company expenses for the third quarter of 2013 includes special charges totaling $22 million to increase A&E reserves related to AFG’s former railroad and manufacturing operations. Holding company expenses for the third quarter of 2012 include an $8 million loss on retirement of debt and a $15 million charge for a labor matter related to AFG’s former railroad operations.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2013
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$163	$143	$19	$325
States, municipalities and political subdivisions	—	5,014	62	5,076
Foreign government	—	230	—	230
Residential MBS	—	3,955	321	4,276
Commercial MBS	—	2,742	28	2,770
Asset-backed securities (“ABS”)	—	2,102	186	2,288
Corporate and other	15	10,404	290	10,709
Total AFS fixed maturities	178	24,590	906	25,674
Trading fixed maturities	—	290	—	290
Equity securities	964	122	57	1,143
Assets of managed investment entities (“MIE”)	224	2,524	31	2,779
Variable annuity assets (separate accounts) (a)	—	629	—	629
Other investments — derivatives	—	197	—	197
Total assets accounted for at fair value	$1,366	$28,352	$994	$30,712
Liabilities:
Liabilities of managed investment entities	$105	$—	$2,324	$2,429
Derivatives in annuity benefits accumulated	—	—	653	653
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$105	$10	$2,977	$3,092

December 31, 2012
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$227	$141	$20	$388
States, municipalities and political subdivisions	—	4,410	58	4,468
Foreign government	—	260	—	260
Residential MBS	—	3,833	371	4,204
Commercial MBS	—	2,896	22	2,918
Asset-backed securities	—	1,387	253	1,640
Corporate and other	5	9,999	236	10,240
Total AFS fixed maturities	232	22,926	960	24,118
Trading fixed maturities	—	321	—	321
Equity securities	781	121	37	939
Assets of managed investment entities	256	2,929	40	3,225
Variable annuity assets (separate accounts) (a)	—	580	—	580
Other investments — derivatives	—	133	—	133
Total assets accounted for at fair value	$1,269	$27,010	$1,037	$29,316
Liabilities:
Liabilities of managed investment entities	$147	$—	$2,745	$2,892
Derivatives in annuity benefits accumulated	—	—	465	465
Other liabilities — derivatives	—	17	—	17
Total liabilities accounted for at fair value	$147	$17	$3,210	$3,374

(a)    Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During the three months and nine months ended September 30, 2013, six and eleven preferred stocks with an aggregate fair value of $46 million and $57 million, respectively, and one common stock with an aggregate fair value of $16 million, were transferred from Level 2 to Level 1 due to increases in trade frequency, resulting in trade data sufficient to warrant classification in Level 1. During the first nine months of 2013 (in the third quarter), there was one preferred stock with a fair value of $10 million transferred from Level 1 to Level 2 due to a decrease in trade frequency, resulting in lack of available trade data sufficient to warrant classification in Level 1. During the first nine months of 2012 (all in the first quarter), six preferred stocks with an aggregate fair value of $35 million were transferred from Level 1 to Level 2 due to decreases in trade frequency, resulting in lack of available trade data sufficient to warrant classification in Level 1. During the first nine months 2012, there were no transfers from Level 2 to Level 1. Approximately 3% of the total assets carried at fair value on September 30, 2013, were Level 3 assets. Approximately 79% of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than one-half of 1% of the total assets measured at fair value and less than 3% of AFG’s shareholders’ equity, changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

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

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $653 million at September 30, 2013. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

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

The range of adjustments for insurance subsidiary’s credit risk reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed annuity products with an expected range of 5% to 12% in the majority of future calendar years (4% to 20% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flows assumptions in the table above would increase the fair value of the fixed-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the third quarter and first nine months of 2013 and 2012 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2013	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2013
AFS fixed maturities:
U.S. government agency	$20	$—	$(1)	$—	$—	$—	$—	$19
State and municipal	63	—	(1)	—	—	—	—	62
Residential MBS	329	1	8	—	(13)	43	(47)	321
Commercial MBS	28	1	(1)	—	—	—	—	28
Asset-backed securities	180	—	—	—	(4)	11	(1)	186
Corporate and other	295	—	(4)	6	(3)	—	(4)	290
Equity securities	78	(2)	—	—	—	—	(19)	57
Assets of MIE	31	—	—	—	—	—	—	31
Liabilities of MIE (*)	(2,482)	17	—	(95)	236	—	—	(2,324)
Embedded derivatives	(577)	(33)	—	(53)	10	—	—	(653)

(*)	Total realized/unrealized loss included in net income includes gains of $20 million related to liabilities outstanding as of September 30, 2013. See Note H — “Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2012	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2012
AFS fixed maturities:
U.S. government agency	$20	$—	$—	$—	$—	$—	$—	$20
State and municipal	86	—	2	—	(6)	4	(28)	58
Residential MBS	320	3	7	15	(11)	86	(53)	367
Commercial MBS	20	1	—	—	—	—	—	21
Asset-backed securities	240	1	3	22	(9)	1	(8)	250
Corporate and other	297	1	3	45	(10)	—	(91)	245
Trading fixed maturities	1	—	—	—	—	—	—	1
Equity securities	41	—	—	4	—	9	(18)	36
Assets of MIE	54	—	—	—	(1)	—	(18)	35
Liabilities of MIE (*)	(2,429)	(52)	—	(97)	72	—	—	(2,506)
Embedded derivatives	(444)	(40)	—	(20)	7	—	—	(497)

(*)	Total realized/unrealized loss included in net income includes losses of $49 million related to liabilities outstanding as of September 30, 2012. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2012	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2013
AFS fixed maturities:
U.S. government agency	$20	$—	$(1)	$—	$—	$—	$—	$19
State and municipal	58	—	(2)	10	—	—	(4)	62
Residential MBS	371	5	7	6	(42)	68	(94)	321
Commercial MBS	22	—	(1)	—	—	7	—	28
Asset-backed securities	253	3	(2)	12	(49)	11	(42)	186
Corporate and other	236	—	(14)	61	(9)	24	(8)	290
Equity securities	37	(2)	2	48	—	—	(28)	57
Assets of MIE	40	(3)	—	6	(6)	—	(6)	31
Liabilities of MIE (*)	(2,745)	(22)	—	(501)	925	—	19	(2,324)
Embedded derivatives	(465)	(110)	—	(102)	24	—	—	(653)

(*)	Total realized/unrealized loss included in net income includes gains of $2 million related to liabilities outstanding as of September 30, 2013. See Note H — “Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2011	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2012
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$20	$—	$—	$—	$20
State and municipal	83	—	4	19	(7)	9	(50)	58
Residential MBS	361	5	11	86	(29)	167	(234)	367
Commercial MBS	19	1	1	—	—	—	—	21
Asset-backed securities	220	6	8	40	(23)	14	(15)	250
Corporate and other	299	3	10	84	(34)	15	(132)	245
Trading fixed maturities	1	—	—	—	—	—	—	1
Equity securities	11	—	—	30	—	13	(18)	36
Assets of MIE	44	—	—	13	(13)	14	(23)	35
Liabilities of MIE (*)	(2,593)	(155)	—	(463)	705	—	—	(2,506)
Embedded derivatives	(361)	(97)	—	(57)	18	—	—	(497)

(*)	Total realized/unrealized loss included in net income includes losses of $99 million related to liabilities outstanding as of September 30, 2012. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2013
Financial assets:
Cash and cash equivalents	$1,331	$1,331	$1,331	$—	$—
Mortgage loans	611	613	—	—	613
Policy loans	240	240	—	—	240
Total financial assets not accounted for at fair value	$2,182	$2,184	$1,331	$—	$853
Financial liabilities:
Annuity benefits accumulated (*)	$19,584	$18,659	$—	$—	$18,659
Long-term debt	913	992	—	916	76
Total financial liabilities not accounted for at fair value	$20,497	$19,651	$—	$916	$18,735

December 31, 2012
Financial assets:
Cash and cash equivalents	$1,705	$1,705	$1,705	$—	$—
Mortgage loans	607	613	—	—	613
Policy loans	228	228	—	—	228
Total financial assets not accounted for at fair value	$2,540	$2,546	$1,705	$—	$841
Financial liabilities:
Annuity benefits accumulated (*)	$17,405	$17,422	$—	$—	$17,422
Long-term debt	953	1,086	—	990	96
Total financial liabilities not accounted for at fair value	$18,358	$18,508	$—	$990	$17,518

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

E.    Investments

Available for sale fixed maturities and equity securities at September 30, 2013, and December 31, 2012, consisted of the following (in millions):

	September 30, 2013				December 31, 2012
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$316	$325	$9	$—	$373	$388	$15	$—
States, municipalities and political subdivisions	4,995	5,076	181	(100)	4,144	4,468	329	(5)
Foreign government	219	230	11	—	242	260	18	—
Residential MBS	3,943	4,276	369	(36)	3,921	4,204	337	(54)
Commercial MBS	2,557	2,770	216	(3)	2,583	2,918	335	—
Asset-backed securities	2,270	2,288	34	(16)	1,590	1,640	52	(2)
Corporate and other	10,136	10,709	658	(85)	9,230	10,240	1,015	(5)
Total fixed maturities	$24,436	$25,674	$1,478	$(240)	$22,083	$24,118	$2,101	$(66)
Common stocks	$725	$914	$195	$(6)	$600	$749	$157	$(8)
Perpetual preferred stocks	$231	$229	$8	$(10)	$178	$190	$13	$(1)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at September 30, 2013 and December 31, 2012, respectively, were $226 million and $227 million; these charges relate to residential MBS.

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
September 30, 2013
Fixed maturities:
U.S. Government and government agencies	$—	$33	100%	$—	$—	—%
States, municipalities and political subdivisions	(99)	1,824	95%	(1)	26	96%
Residential MBS	(9)	487	98%	(27)	252	90%
Commercial MBS	(3)	73	96%	—	—	—%
Asset-backed securities	(15)	1,013	99%	(1)	28	97%
Corporate and other	(83)	2,150	96%	(2)	34	94%
Total fixed maturities	$(209)	$5,580	96%	$(31)	$340	92%
Common stocks	$(6)	$98	94%	$—	$—	—%
Perpetual preferred stocks	$(7)	$84	92%	$(3)	$23	88%

December 31, 2012
Fixed maturities:
U.S. Government and government agencies	$—	$22	100%	$—	$—	—%
States, municipalities and political subdivisions	(5)	285	98%	—	24	100%
Residential MBS	(3)	146	98%	(51)	411	89%
Commercial MBS	—	16	100%	—	—	—%
Asset-backed securities	—	146	100%	(2)	57	97%
Corporate and other	(3)	237	99%	(2)	51	96%
Total fixed maturities	$(11)	$852	99%	$(55)	$543	91%
Common stocks	$(8)	$88	92%	$—	$—	—%
Perpetual preferred stocks	$—	$7	100%	$(1)	$25	96%

At September 30, 2013, the gross unrealized losses on fixed maturities of $240 million relate to approximately 1,100 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 83% of the gross unrealized loss and 88% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first nine months of 2013, AFG recorded less than $1 million in other-than-temporary impairment charges related to its residential MBS.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2013.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions).

	2013	2012
Balance at June 30	$191	$191
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	—
Reductions — disposals	—	—
Balance at September 30	$191	$191

Balance at January 1	$192	$187
Additional credit impairments on:
Previously impaired securities	—	4
Securities without prior impairments	—	—
Reductions — disposals	(1)	—
Balance at September 30	$191	$191

The table below sets forth the scheduled maturities of available for sale fixed maturities as of September 30, 2013 (in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$965	$983	4%
After one year through five years	4,626	4,970	19%
After five years through ten years	7,010	7,307	29%
After ten years	3,065	3,080	12%
	15,666	16,340	64%
ABS (average life of approximately 4 1/2 years)	2,270	2,288	9%
MBS (average life of approximately 4 years)	6,500	7,046	27%
Total	$24,436	$25,674	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at September 30, 2013 or December 31, 2012.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
September 30, 2013
Unrealized gain on:
Fixed maturities	$1,238	$(441)	$797
Equity securities	187	(68)	119
Deferred policy acquisition costs	(413)	145	(268)
Annuity benefits accumulated	(84)	29	(55)
Life, accident and health reserves	(68)	24	(44)
Other liabilities	29	(10)	19
	$889	$(321)	$568

December 31, 2012
Unrealized gain on:
Fixed maturities	$2,035	$(726)	$1,309
Equity securities	161	(57)	104
Deferred policy acquisition costs	(710)	247	(463)
Annuity benefits accumulated	(136)	48	(88)
Life, accident and health reserves	(117)	41	(76)
Other liabilities	57	(20)	37
	$1,290	$(467)	$823

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (a)	Tax Effects	Noncon- trolling Interests	Total
Quarter ended September 30, 2013
Realized before impairments	$6	$54	$—	$1	$(22)	$(1)	$38
Realized — impairments	—	(5)	—	—	2	—	(3)
Change in unrealized	(57)	(28)	—	37	16	—	(32)

Quarter ended September 30, 2012
Realized before impairments	$20	$77	$—	$(4)	$(33)	$—	$60
Realized — impairments	(1)	(9)	—	2	3	—	(5)
Change in unrealized	378	(18)	—	(122)	(84)	(4)	150

Nine months ended September 30, 2013
Realized before impairments	$33	$125	$2	$—	$(57)	$(2)	$101
Realized — impairments	—	(5)	(1)	—	2	—	(4)
Change in unrealized	(797)	26	—	370	140	6	(255)

Nine months ended September 30, 2012
Realized before impairments	$40	$133	$(3)	$(6)	$(58)	$(1)	$105
Realized — impairments	(5)	(19)	—	5	7	—	(12)
Change in unrealized	741	22	—	(224)	(189)	(7)	343

(a)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

Realized gains (losses) on securities includes net gains of $1 million in the third quarter and less than $1 million in the first nine months of 2013 compared to net gains of $1 million in the third quarter and $4 million in the first nine months of 2012 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Nine months ended September 30,
	2013	2012
Fixed maturities:
Gross gains	$36	$37
Gross losses	(4)	(2)
Equity securities:
Gross gains	126	136
Gross losses	(6)	(3)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.

The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		September 30, 2013		December 31, 2012
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$126	$—	$110	$—
Public company warrants	Equity securities	16	—	—	—
Interest rate swaptions	Other investments	2	—	1	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	653	—	465
Equity index call options	Other investments	195	—	132	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	10	—	17
		$339	$663	$243	$482

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

AFG has $600 million notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring between 2013 and 2015) outstanding at September 30, 2013 which are used to mitigate interest rate risk in its annuity operations. AFG paid $18 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.

AFG’s fixed-indexed annuities, which represented approximately 45% of annuity benefits accumulated at September 30, 2013, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives.

As discussed under “Reinsurance” in Note A, certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the third quarter and first nine months of 2013 and 2012 (in millions):

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statement of Earnings Line	2013	2012	2013	2012
MBS with embedded derivatives	Realized gains on securities	$1	$1	$—	$4
Public company warrants	Realized gains on securities	—	—	1	—
Interest rate swaptions	Realized gains on securities	—	(1)	1	(4)
Fixed-indexed annuities (embedded derivative)	Annuity benefits	(33)	(40)	(110)	(97)
Equity index call options	Annuity benefits	32	31	125	67
Reinsurance contracts (embedded derivative)	Net investment income	2	(4)	7	(7)
		$2	$(13)	$24	$(37)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other (*)
	Deferred	Deferred	Sales	Present Value			Consolidated
	Costs	Costs	Inducements	of Future Profits	Unrealized	Total	Total
Balance at June 30, 2013	$208	$797	$159	$92	$(438)	$610	$818
Additions	118	65	4	—	—	69	187
Periodic amortization	(119)	(32)	(8)	(3)	—	(43)	(162)
Foreign currency translation	(1)	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	25	25	25
Balance at September 30, 2013	$206	$830	$155	$89	$(413)	$661	$867

Balance at June 30, 2012	$198	$971	$184	$135	$(642)	$648	$846
Additions	113	48	4	—	—	52	165
Amortization:
Periodic amortization	(111)	(34)	(8)	(5)	—	(47)	(158)
Included in realized gains	—	(2)	—	—	—	(2)	(2)
Sale of subsidiaries	—	(92)	—	(16)	—	(108)	(108)
Change in unrealized	—	—	—	—	(122)	(122)	(122)
Balance at September 30, 2012	$200	$891	$180	$114	$(764)	$421	$621

Balance at December 31, 2012	$204	$787	$170	$99	$(710)	$346	$550
Additions	360	148	8	—	—	156	516
Periodic amortization	(356)	(105)	(23)	(10)	—	(138)	(494)
Foreign currency translation	(2)	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	297	297	297
Balance at September 30, 2013	$206	$830	$155	$89	$(413)	$661	$867

Balance at December 31, 2011	$189	$916	$189	$144	$(537)	$712	$901
Additions	334	177	15	—	—	192	526
Amortization:
Periodic amortization	(323)	(109)	(24)	(14)	—	(147)	(470)
Included in realized gains	—	(1)	—	—	—	(1)	(1)
Sale of subsidiaries	—	(92)	—	(16)	—	(108)	(108)
Change in unrealized	—	—	—	—	(227)	(227)	(227)
Balance at September 30, 2012	$200	$891	$180	$114	$(764)	$421	$621

(*)	Includes AFG’s run-off long-term care and life segment and Medicare supplement and critical illness segment (sold in August 2012).

The PVFP amounts in the table above are net of $194 million and $184 million of accumulated amortization at September 30, 2013 and December 31, 2012, respectively.

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

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $303 million (including $120 million invested in the most subordinate debt tranches) at September 30, 2013, and $257 million at December 31, 2012.

In April 2013, AFG formed a new CLO, which issued $417 million face amount of liabilities (including $23 million face amount purchased by subsidiaries of AFG). During the first nine months of 2013, AFG subsidiaries also purchased $94 million face amount of senior debt tranches of existing CLOs for $89 million.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$(2)	$39	$1	$92
Liabilities	17	(52)	(22)	(155)
Management fees paid to AFG	4	6	12	14
CLO earnings (losses) attributable to (b):
AFG shareholders	9	11	27	21
Noncontrolling interests	12	(18)	(30)	(64)

(a)	Included in Revenues in AFG’s Statement of Earnings.

(b)	Included in Earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $22 million and $29 million at September 30, 2013 and December 31, 2012. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $105 million and $123 million at those dates. The CLO assets include $1 million and $5 million in loans (aggregate unpaid principal balance of $2 million and $12 million, respectively) at September 30, 2013 and December 31, 2012, for which the CLOs are not accruing interest because the loans are in default.

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $185 million during the first nine months of 2013. Included in other assets in AFG’s Balance Sheet is $18 million at September 30, 2013 and $28 million at December 31, 2012 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $71 million and $61 million, respectively. Amortization of these intangibles was $3 million in each of the third quarters of 2013 and 2012 and $10 million in each of the first nine months of 2013 and 2012, respectively. Other assets also include $8 million in non-amortizable intangible assets related to property and casualty insurance acquisitions.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Long-Term Debt

The carrying value of long-term debt consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
Other	3	3
	840	840
Subsidiaries:
Notes payable secured by real estate due 2013 through 2016	61	62
Secured borrowings ($16 guaranteed by AFG)	—	19
National Interstate bank credit facility	12	12
	73	93
Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures	—	20
	$913	$953

Scheduled principal payments on debt for the balance of 2013 and the subsequent five years were as follows: 2013 — less than $1 million; 2014 — $2 million; 2015 — $14 million; 2016 — $45 million; 2017 — $12 million and 2018 — none.

As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	September 30, 2013	December 31, 2012
Unsecured obligations	$852	$872
Obligations secured by real estate	61	62
Other secured borrowings	—	19
	$913	$953

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at September 30, 2013 or December 31, 2012.

National Interstate can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. At September 30, 2013 there was $12 million outstanding under this agreement, bearing interest at 1.14% (six-month LIBOR plus 0.875%).

In August 2013, AAG Holding redeemed its Variable Rate Subordinated Debentures at par value. In September 2013, an AFG subsidiary paid off its remaining secured borrowing balance at maturity.

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

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other (c)	AOCI Ending Balance
Quarter ended September 30, 2013
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$8	$(4)	$4	$(1)	$3
Reclassification adjustment for realized gains (losses) included in net earnings (a)		(56)	20	(36)	1	(35)
Total net unrealized gains on securities (b)	$600	(48)	16	(32)	—	(32)	$—	$568
Foreign currency translation adjustments	5	3	—	3	—	3	—	8
Pension and other postretirement plans adjustments	(6)	—	—	—	—	—	—	(6)
Total	$599	$(45)	$16	$(29)	$—	$(29)	$—	$570

Quarter ended September 30, 2012
Net unrealized gains on securities	$771	$238	$(84)	$154	$(4)	$150	$—	$921
Foreign currency translation adjustments	9	10	—	10	(1)	9	(1)	17
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$773	$248	$(84)	$164	$(5)	$159	$(1)	$931

Nine months ended September 30, 2013
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$(248)	$86	$(162)	$4	$(158)
Reclassification adjustment for realized gains (losses) included in net earnings (a)		(153)	54	(99)	2	(97)
Total net unrealized gains on securities (b)	$823	(401)	140	(261)	6	(255)	$—	$568
Foreign currency translation adjustments	14	(6)	—	(6)	—	(6)	—	8
Pension and other postretirement plans adjustments	(6)	—	—	—	—	—	—	(6)
Total	$831	$(407)	$140	$(267)	$6	$(261)	$—	$570

Nine months ended September 30, 2012
Net unrealized gains on securities	$578	$539	$(189)	$350	$(7)	$343	$—	$921
Foreign currency translation adjustments	10	9	—	9	(1)	8	(1)	17
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	—	(7)
Total	$580	$549	$(189)	$360	$(8)	$352	$(1)	$931

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Consolidated Statement of Earnings:

OCI component	Affected line in the Consolidated Statement of Earnings
Pretax	Realized gains on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $47 million at September 30, 2013, $42 million at June 30, 2013 and $33 million at December 31, 2012 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

(c)	Other relates to the third quarter 2012 acquisition of noncontrolling interest in a subsidiary.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Stock Incentive Plans   Under AFG’s Stock Incentive Plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2013, AFG issued 249,411 shares of restricted Common Stock (fair value of $44.01 per share) and granted stock options for 1.0 million shares of Common Stock (at an average exercise price of $44.01) under the Stock Incentive Plan. In addition, AFG issued 88,602 shares of Common Stock (fair value of $47.12 per share) in the first quarter of 2013 under the Equity Bonus Plan.

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

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $10 million and $5 million in the third quarter and $30 million and $20 million in the first nine months of 2013 and 2012, respectively.

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in the Statement of Earnings (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$142		$285		$443		$567

Income taxes at statutory rate	$50	35%	$99	35%	$155	35%	$198	35%
Effect of:
Tax exempt interest	(5)	(3%)	(6)	(2%)	(16)	(4%)	(18)	(3%)
Losses of managed investment entities	(4)	(3%)	6	2%	11	3%	22	4%
Subsidiaries not in AFG’s tax return	1	1%	2	1%	1	—%	4	—%
Tax case resolution	—	—%	(28)	(10%)	—	—%	(28)	(5%)
Other	2	1%	1	—%	4	1%	6	1%
Provision for income taxes as shown on the Statement of Earnings	$44	31%	$74	26%	$155	35%	$184	32%

As discussed in Note L — “Income Taxes,” in AFG’s 2012 Form 10-K, AFG recorded a $28 million tax benefit in the third quarter of 2012 from the resolution of tax litigation with the IRS. During the first nine months of 2013, there were no material changes to AFG’s liability for uncertain tax positions, which relate to the timing of investment income and the deductibility of certain financing expenses. As a result of discussions with the IRS Appeals Office during the third quarter of 2013, AFG believes that its liability for uncertain tax positions may be reduced by up to $19 million within the coming year due to a settlement with the IRS. The majority of the reduction in this liability would result in offsetting adjustments to AFG’s deferred tax liability. Accordingly, the resolution of these items will not have a material impact on AFG’s effective tax rate.

M.     Contingencies

As previously disclosed, AFG paid $124 million in the second quarter of 2013 related to the settlement of the A.P. Green asbestos claim in its property and casualty operations that had been accrued in prior years. Except for the payment of this claim and the $76 million in pretax charges to increase asbestos and environmental reserves discussed in Management’s Discussion and Analysis — “Results of Operations — Special Asbestos and Environmental Reserve Charges,” there have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2012 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims, as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	30	Annuity	53
Overview	31	Run-off Long-Term Care and Life	57
Critical Accounting Policies	31	Medicare Supplement and Critical Illness	58
Liquidity and Capital Resources	32	Holding Company, Other and Unallocated	58
Ratios	32	Other — Consolidated	60
Condensed Consolidated Cash Flows	32	Results of Operations — First Nine Months	61
Parent and Subsidiary Liquidity	33	Segmented Statement of Earnings	61
Investments	34	Property and Casualty Insurance	62
Uncertainties	38	Annuity	70
Managed Investment Entities	38	Run-off Long-Term Care and Life	74
Results of Operations	42	Medicare Supplement and Critical Illness	75
General	42	Holding Company, Other and Unallocated	75
Results of Operations — Third Quarter	43	Other — Consolidated	76
Segmented Statement of Earnings	43	New Accounting Standards	77
Property and Casualty Insurance	44

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

Net earnings attributable to AFG’s shareholders were $83 million ($0.92 per share, diluted) for the third quarter of 2013 compared to $226 million ($2.39 per share) in the third quarter of 2012. Significantly higher profits in the Specialty property and casualty businesses and increased earnings in the annuity segment were more than offset by higher special charges in 2013 to strengthen asbestos and environmental (“A&E”) reserves and lower realized gains on securities. In addition, results for the third quarter of 2012 include an after tax gain of $101 million ($1.01 per share) on the sale of AFG’s Medicare supplement and critical illness businesses and a $28 million ($0.30 per share) tax benefit related to the favorable resolution of certain tax litigation.

Net earnings attributable to AFG’s shareholders for the first nine months of 2013 were $313 million ($3.44 per share) compared to $438 million ($4.50 per share) for the comparable 2012 period. Significantly higher profits in the annuity segment were more than offset by higher special A&E charges and the absence of earnings from the Medicare supplement and critical illness businesses, which were sold in August 2012. The gain on the sale of those businesses and the impact of the favorable resolution of certain tax litigation are reflected in the 2012 results.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2012 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	September 30, 2013	December 31,
		2012	2011
Long-term debt	$913	$953	$934
Total capital	5,129	4,907	4,860
Ratio of debt to total capital:
Including debt secured by real estate	17.8%	19.4%	19.2%
Excluding debt secured by real estate	16.8%	18.4%	18.2%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.02 for the nine months ended September 30, 2013 and 1.98 for the year ended December 31, 2012. Excluding annuity benefits, this ratio was 7.96 and 7.16, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

Condensed Consolidated Cash Flows
AFG’s cash flows from operating, investing and financing activities as detailed in its Consolidated Statement of Cash Flows are shown below (in millions):

	Nine months ended September 30,
	2013	2012
Net cash provided by operating activities	$388	$487
Net cash used in investing activities	(1,913)	(938)
Net cash provided by financing activities	1,151	753
Net change in cash and cash equivalents	$(374)	$302

AFG's principal sources of cash include insurance premiums, income from its investment portfolio and proceeds from the maturities, redemptions and sales of investments. Insurance premiums in excess of acquisition expenses and operating costs are invested until they are needed to meet policyholder obligations or made available to the parent company through dividends to cover debt obligations and corporate expenses, and to provide returns to shareholders through share repurchases and dividends.

Net cash provided by operating activities was $388 million for the first nine months of 2013 compared to $487 million in the first nine months of 2012, a decrease of $99 million. AFG's property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG's net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG's annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG's annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. The $99 million decrease in net cash provided by operating activities reflects the second quarter of 2013 payment of a $124 million asbestos claim related to a large settlement in the property and casualty operations, which had been accrued for in prior years.

Net cash used in investing activities was $1.91 billion for the first nine months of 2013 compared to $938 million in the first nine months of 2012, an increase of $975 million. AFG's investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. The $385 million increase in net cash flows from annuity policyholders in the first nine months of 2013 as compared to the 2012 period (discussed below under net cash provided by

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

financing activities) increased the amount of cash available for investment in the first nine months of 2013 compared to the 2012 period. During the first nine months of 2012, cash on hand in the annuity and run-off long-term care and life segments increased by $363 million from year-end 2011 as net cash flows from annuity policyholders outpaced the investment of the funds received. The increase in net cash used in investing activities also reflects the use of cash and cash equivalents held in the property and casualty operations to purchase fixed maturity and equity securities during the second quarter of 2013. Investing activities also include the purchase and disposal of managed investment entity investments (collateralized loan obligations), which are presented separately in AFG's Balance Sheet. Net investment activity in the managed investment entities was a $454 million source of cash in the first nine months of 2013 compared to a $183 million source of cash in the 2012 period. See Managed Investment Entities in Note A — “Accounting Policies” and Note H — “Managed Investment Entities”.

Net cash provided by financing activities was $1.15 billion for the first nine months of 2013 compared to $753 million in the first nine months of 2012, an increase of $398 million. AFG's financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.72 billion in the first nine months of 2013 compared to $1.34 billion in the 2012 period, resulting in a $385 million increase in net cash provided by financing activities in the 2013 period compared to the 2012 period. Cash flows from financing activities for the first nine months of 2012 include $344 million in net proceeds from the issuances of long-term debt in June and August of 2012. The proceeds from the debt offerings were used primarily to retire higher interest rate debt in the third quarter of 2012. During the first nine months of 2013, AFG repurchased 1.4 million shares of its Common Stock for $70 million compared to 8.3 million shares repurchased in the first nine months of 2012 for $315 million, which accounted for a $245 million increase in net cash provided by financing activities in the 2013 period compared to the 2012 period. Financing activities also include the issuance and retirement of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG's Balance Sheet. The retirement of managed investment entity liabilities exceed issuances by $449 million in the first nine months of 2013 compared to $248 million in the first nine months of 2012, representing a $201 million decrease in net cash provided by financing activities in the 2013 period compared to the 2012 period. See Managed Investment Entities in Note A — “Accounting Policies” and Note H — “Managed Investment Entities”.

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

In December 2012, AFG replaced its bank credit facility with a four-year, $500 million revolving credit line. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under the agreement, or under any other parent company short-term borrowing arrangements, during 2012 or the first nine months of 2013.

During the first nine months of 2013, AFG repurchased 1.4 million shares of its Common Stock for $70 million (primarily in the second quarter). During 2012, AFG repurchased 10.9 million shares of its Common Stock for $415 million.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. In the second quarter of 2013, the FHLB advanced GALIC $200 million, increasing the total amount advanced to $440 million at September 30, 2013 (included in annuity benefits accumulated). The interest rates on the advances range from 0.02% to 0.23% over LIBOR (average rate of 0.33% at September 30, 2013). While these advances must be repaid between 2016 and 2018, GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In November 2012, National Interstate Corporation (“NATL”), a 52%-owned property and casualty insurance subsidiary, replaced its $50 million bank credit facility with a five-year, $100 million unsecured credit agreement. There was $12 million borrowed under this agreement at September 30, 2013, bearing interest at 1.14% (six-month LIBOR plus 0.875%).

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

In the annuity business, where profitability is largely dependent on earning a “spread” between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At September 30, 2013, AFG could reduce the average crediting rate of its $15 billion of traditional and fixed-indexed deferred annuities without guaranteed withdrawal benefits by approximately 43 basis points (on a weighted average basis).

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

Investments   AFG’s investment portfolio at September 30, 2013, contained $25.67 billion in “Fixed maturities” classified as available for sale and $1.14 billion in “Equity securities,” all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $290 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities (“MBS”), which comprise approximately 27% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 88% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2013 (dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$25,964
Pretax impact on fair value of 100 bps increase in interest rates	$(1,168)
Pretax impact as % of total fixed maturity portfolio	(4.5%)

Approximately 86% of the fixed maturities held by AFG at September 30, 2013, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at September 30, 2013, is shown (in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of both the residential and commercial MBS is approximately 4 years.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$244	$251	103%	$7	100%
Non-agency prime	1,913	2,099	110%	186	43%
Alt-A	912	993	109%	81	22%
Subprime	886	945	107%	59	18%
Commercial	2,565	2,778	108%	213	99%
	$6,520	$7,066	108%	$546	60%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At September 30, 2013, 96% (based on statutory carrying value of $6.43 billion) of AFG’s MBS securities had an NAIC designation of 1 or 2.

Municipal bonds represented approximately 20% of AFG’s fixed maturity portfolio at September 30, 2013. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At September 30, 2013, approximately 75% of the municipal bond portfolio was held in revenue bonds, with the remaining 25% held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2013, is shown in the following table (dollars in millions). Approximately $151 million of available for sale “Fixed maturities” and $100 million of “Equity securities” had no unrealized gains or losses at September 30, 2013.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$19,603	$5,920
Amortized cost of securities	$18,125	$6,160
Gross unrealized gain (loss)	$1,478	$(240)
Fair value as % of amortized cost	108%	96%
Number of security positions	3,778	1,076
Number individually exceeding $2 million gain or loss	128	8
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$181	$(100)
Mortgage-backed securities	585	(39)
Banks, savings and credit institutions	111	(16)
Asset-backed securities	34	(16)
Gas and electric services	125	(3)
Percentage rated investment grade	85%	88%

Equity Securities
Fair value of securities	$838	$205
Cost of securities	$635	$221
Gross unrealized gain (loss)	$203	$(16)
Fair value as % of cost	132%	93%
Number of security positions	177	57
Number individually exceeding $2 million gain or loss	37	1

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2013, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	5%	1%
After one year through five years	23%	7%
After five years through ten years	27%	35%
After ten years	8%	26%
	63%	69%
Asset-backed securities (average life of approximately 4 1/2 years)	6%	17%
Mortgage-backed securities (average life of approximately 4 years)	31%	14%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at September 30, 2013
Securities with unrealized gains:
Exceeding $500,000 (867 securities)	$9,926	$1,059	112%
$500,000 or less (2,911 securities)	9,677	419	105%
	$19,603	$1,478	108%
Securities with unrealized losses:
Exceeding $500,000 (126 securities)	$1,543	$(129)	92%
$500,000 or less (950 securities)	4,377	(111)	98%
	$5,920	$(240)	96%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at September 30, 2013
Investment grade fixed maturities with losses for:
Less than one year (803 securities)	$5,057	$(193)	96%
One year or longer (42 securities)	137	(5)	96%
	$5,194	$(198)	96%
Non-investment grade fixed maturities with losses for:
Less than one year (125 securities)	$523	$(16)	97%
One year or longer (106 securities)	203	(26)	89%
	$726	$(42)	95%
Common equity securities with losses for:
Less than one year (26 securities)	$98	$(6)	94%
One year or longer (3 securities)	—	—	—%
	$98	$(6)	94%
Perpetual preferred equity securities with losses for:
Less than one year (19 securities)	$84	$(7)	92%
One year or longer (9 securities)	23	(3)	88%
	$107	$(10)	91%

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
Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2013. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2012 Form 10-K. AFG has periodically conducted comprehensive studies of its asbestos and environmental reserves, generally every two years, with the aid of specialty actuarial, engineering and consulting firms and outside counsel. An in-depth internal review is performed during the intervening years. See Results of Operations — “Special Asbestos and Environmental Reserve Charges.”

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
September 30, 2013
Assets:
Cash and investments	$30,224	$—	$(303)	(a)	$29,921
Assets of managed investment entities	—	2,779	—		2,779
Other assets	8,249	—	(2)	(a)	8,247
Total assets	$38,473	$2,779	$(305)		$40,947
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$8,488	$—	$—		$8,488
Annuity, life, accident and health benefits and reserves	21,796	—	—		21,796
Liabilities of managed investment entities	—	2,688	(259)	(a)	2,429
Long-term debt and other liabilities	3,524	—	—		3,524
Total liabilities	33,808	2,688	(259)		36,237
Shareholders’ equity:
Common Stock and Capital surplus	1,198	45	(45)		1,198
Retained earnings:
Appropriated — managed investment entities	—	46	(1)		45
Unappropriated	2,729	—	—		2,729
Accumulated other comprehensive income, net of tax	570	—	—		570
Total shareholders’ equity	4,497	91	(46)		4,542
Noncontrolling interests	168	—	—		168
Total equity	4,665	91	(46)		4,710
Total liabilities and equity	$38,473	$2,779	$(305)		$40,947

December 31, 2012
Assets:
Cash and investments	$28,706	$—	$(257)	(a)	$28,449
Assets of managed investment entities	—	3,225	—		3,225
Other assets	7,498	—	(1)	(a)	7,497
Total assets	$36,204	$3,225	$(258)		$39,171
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$8,496	$—	$—		$8,496
Annuity, life, accident and health benefits and reserves	19,668	—	—		19,668
Liabilities of managed investment entities	—	3,130	(238)	(a)	2,892
Long-term debt and other liabilities	3,367	—	—		3,367
Total liabilities	31,531	3,130	(238)		34,423
Shareholders’ equity:
Common Stock and Capital surplus	1,152	20	(20)		1,152
Retained earnings:
Appropriated — managed investment entities	—	75	—		75
Unappropriated	2,520	—	—		2,520
Accumulated other comprehensive income, net of tax	831	—	—		831
Total shareholders’ equity	4,503	95	(20)		4,578
Noncontrolling interests	170	—	—		170
Total equity	4,673	95	(20)		4,748
Total liabilities and equity	$36,204	$3,225	$(258)		$39,171

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended September 30, 2013
Revenues:
Insurance net earned premiums	$978	$—	$—		$978
Net investment income	347	—	(9)	(b)	338
Realized gains on securities	56	—	—		56
Income (loss) of managed investment entities:
Investment income	—	32	—		32
Gain on change in fair value of assets/liabilities	—	14	1	(b)	15
Other income	28	—	(4)	(c)	24
Total revenues	1,409	46	(12)		1,443
Costs and Expenses:
Insurance benefits and expenses	1,163	—	—		1,163
Expenses of managed investment entities	—	32	(10)	(b)(c)	22
Interest charges on borrowed money and other expenses	116	—	—		116
Total costs and expenses	1,279	32	(10)		1,301
Earnings before income taxes	130	14	(2)		142
Provision for income taxes	44	—	—		44
Net earnings, including noncontrolling interests	86	14	(2)		98
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	12	(d)	15
Net Earnings Attributable to Shareholders	$83	$14	$(14)		$83

Three months ended September 30, 2012
Revenues:
Insurance net earned premiums	$928	$—	$—		$928
Net investment income	337	—	(11)	(b)	326
Realized gains on securities	85	—	—		85
Realized gains on subsidiaries	156	—	—		156
Income (loss) of managed investment entities:
Investment income	—	31	—		31
Loss on change in fair value of assets/liabilities	—	(18)	5	(b)	(13)
Other income	31	—	(6)	(c)	25
Total revenues	1,537	13	(12)		1,538
Costs and Expenses:
Insurance benefits and expenses	1,116	—	—		1,116
Expenses of managed investment entities	—	31	(12)	(b)(c)	19
Interest charges on borrowed money and other expenses	118	—	—		118
Total costs and expenses	1,234	31	(12)		1,253
Earnings before income taxes	303	(18)	—		285
Provision for income taxes	74	—	—		74
Net earnings, including noncontrolling interests	229	(18)	—		211
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	(18)	(d)	(15)
Net Earnings Attributable to Shareholders	$226	$(18)	$18		$226

(a)
Includes $9 million and $11 million for the third quarter of 2013 and 2012, respectively, in net investment income representing the change in fair value of AFG’s CLO investments plus $4 million and $6 million in 2013 and 2012, respectively, in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $6 million in both the third quarters of 2013 and 2012 in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate earnings (losses) of CLOs attributable to other debt holders to noncontrolling interests.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Nine months ended September 30, 2013
Revenues:
Insurance net earned premiums	$2,432	$—	$—		$2,432
Net investment income	1,023	—	(27)	(b)	996
Realized gains on securities	154	—	—		154
Income (loss) of managed investment entities:
Investment income	—	98	—		98
Loss on change in fair value of assets/liabilities	—	(25)	4	(b)	(21)
Other income	83	—	(12)	(c)	71
Total revenues	3,692	73	(35)		3,730
Costs and Expenses:
Insurance benefits and expenses	2,917	—	—		2,917
Expenses of managed investment entities	—	99	(31)	(b)(c)	68
Interest charges on borrowed money and other expenses	302	—	—		302
Total costs and expenses	3,219	99	(31)		3,287
Earnings before income taxes	473	(26)	(4)		443
Provision for income taxes	155	—	—		155
Net earnings, including noncontrolling interests	318	(26)	(4)		288
Less: Net earnings (loss) attributable to noncontrolling interests	5	—	(30)	(d)	(25)
Net Earnings Attributable to Shareholders	$313	$(26)	$26		$313

Nine months ended September 30, 2012
Revenues:
Insurance net earned premiums	$2,381	$—	$—		$2,381
Net investment income	993	—	(21)	(b)	972
Realized gains on securities	145	—	—		145
Realized gains on subsidiaries	155	—	—		155
Income (loss) of managed investment entities:
Investment income	—	92	—		92
Loss on change in fair value of assets/liabilities	—	(72)	9	(b)	(63)
Other income	81	—	(14)	(c)	67
Total revenues	3,755	20	(26)		3,749
Costs and Expenses:
Insurance benefits and expenses	2,807	—	—		2,807
Expenses of managed investment entities	—	84	(26)	(b)(c)	58
Interest charges on borrowed money and other expenses	317	—	—		317
Total costs and expenses	3,124	84	(26)		3,182
Earnings before income taxes	631	(64)	—		567
Provision for income taxes	184	—	—		184
Net earnings, including noncontrolling interests	447	(64)	—		383
Less: Net earnings (loss) attributable to noncontrolling interests	9	—	(64)	(d)	(55)
Net Earnings Attributable to Shareholders	$438	$(64)	$64		$438

(a)
Includes $27 million and $21 million for the first nine months of 2013 and 2012, respectively, in net investment income representing the change in fair value of AFG’s CLO investments plus $12 million and $14 million in 2013 and 2012, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $19 million and $12 million in the first nine months of 2013 and 2012, respectively, in distributions recorded as interest expense by the CLOs.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Core net operating earnings	$97	$78	$268	$253
Gain on sale of Medicare supplement and critical illness (*)	—	101	—	101
Other realized gains (*)	35	55	97	92
Special A&E charges (*)	(49)	(21)	(49)	(21)
ELNY guaranty fund assessments (*)	—	—	(3)	—
AFG tax case resolution	—	28	—	28
Other (*)	—	(15)	—	(15)
Net earnings attributable to shareholders	$83	$226	$313	$438

Diluted per share amounts:
Core net operating earnings	$1.06	$.82	$2.94	$2.59
Gain on sale of Medicare supplement and critical illness	—	1.07	—	1.04
Other realized gains	.40	.59	1.08	.95
Special A&E charges	(.54)	(.23)	(.54)	(.22)
ELNY guaranty fund assessments	—	—	(.04)	—
AFG tax case resolution	—	.30	—	.29
Other	—	(.16)	—	(.15)
Net earnings attributable to shareholders	$.92	$2.39	$3.44	$4.50

(*)    The tax effects of reconciling items are shown below (in millions):

Gain on sale of Medicare supplement and critical illness	$—	$(54)	$—	$(54)
Other realized gains	(20)	(31)	(55)	(52)
Special A&E charges	27	12	27	12
ELNY guaranty fund assessments	—	—	2	—
Other	—	8	—	8

In addition, other realized gains are shown net of noncontrolling interests as follows (in millions):

Noncontrolling interests	$(1)	$—	$(2)	$(1)

Net earnings attributable to shareholders decreased in the third quarter and first nine months of 2013 compared to the same periods in 2012 due primarily to the $101 million after tax gain on the sale of AFG’s Medicare supplement and critical illness businesses and the favorable impact of AFG’s tax case resolution, both of which occurred in the third quarter of 2012. Net earnings attributable to shareholders were also impacted by special A&E charges, which were higher in the third quarter of 2013 compared to the third quarter of 2012.

Core net operating earnings increased $19 million in the third quarter of 2013 compared to the same period in 2012 with significantly higher profits in the Specialty property and casualty insurance operations and increased earnings in the annuity segment as the primary drivers of the improved quarterly results. For the first nine months of 2013, the $15 million increase in core net operating earnings as compared to the 2012 period reflects significantly higher profits in the annuity segment and higher underwriting profit in the property and casualty insurance segment, partially offset by the absence of earnings from the Medicare supplement and critical illness segment, which was sold in August 2012, a decline in the results of the run-off long-term care and life segment and lower net investment income in the property and casualty insurance segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Earnings per share amounts for the third quarter and first nine months of 2013 also reflect the favorable impact of share repurchases since the beginning of 2012.

RESULTS OF OPERATIONS — QUARTERS ENDED SEPTEMBER 30, 2013 AND 2012

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

AFG's net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the quarters ended September 30, 2013 and 2012 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended September 30, 2013
Revenues:
Property and casualty insurance net earned premiums	$949	$—	$—	$—	$—	$949	$—	$949
Life, accident and health net earned premiums	—	—	29	—	—	29	—	29
Net investment income	65	259	20	(9)	3	338	—	338
Realized gains on securities	—	—	—	—	—	—	56	56
Income (loss) of MIEs:
Investment income	—	—	—	32	—	32	—	32
Gain on change in fair value of assets/liabilities	—	—	—	15	—	15	—	15
Other income	1	17	1	(4)	9	24	—	24
Total revenues	1,015	276	50	34	12	1,387	56	1,443

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	626	—	—	—	—	626	54	680
Commissions and other underwriting expenses	261	—	—	—	—	261	—	261
Annuity benefits	—	140	—	—	—	140	—	140
Life, accident and health benefits	—	—	42	—	—	42	—	42
Annuity and supplemental insurance acquisition expenses	—	35	5	—	—	40	—	40
Interest charges on borrowed money	1	—	—	—	17	18	—	18
Expenses of MIEs	—	—	—	22	—	22	—	22
Other expenses	12	23	7	—	34	76	22	98
Total costs and expenses	900	198	54	22	51	1,225	76	1,301
Earnings before income taxes	115	78	(4)	12	(39)	162	(20)	142
Provision for income taxes	38	26	(2)	—	(11)	51	(7)	44
Net earnings, including noncontrolling interests	77	52	(2)	12	(28)	111	(13)	98
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	—	12	—	14	1	15
Core Net Operating Earnings	75	52	(2)	—	(28)	97
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	35	35	(35)	—
Special A&E charges, net of tax	(35)	—	—	—	(14)	(49)	49	—
Net Earnings Attributable to Shareholders	$40	$52	$(2)	$—	$(7)	$83	$—	$83

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

					Other
	P&C	Annuity	Run-off long-term care and life	Medicare supplement and critical illness	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended September 30, 2012
Revenues:
Property and casualty insurance net earned premiums	$848	$—	$—	$—	$—	$—	$848	$—	$848
Life, accident and health net earned premiums	—	—	30	50	—	—	80	—	80
Net investment income	67	249	19	2	(11)	—	326	—	326
Realized gains on securities	—	—	—	—	—	—	—	85	85
Realized gains on subsidiaries	—	—	—	—	—	—	—	156	156
Income (loss) of MIEs:
Investment income	—	—	—	—	31	—	31	—	31
Loss on change in fair value of assets/liabilities	—	—	—	—	(13)	—	(13)	—	(13)
Other income	6	14	1	1	(6)	9	25	—	25
Total revenues	921	263	50	53	1	9	1,297	241	1,538

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	579	—	—	—	—	—	579	31	610
Commissions and other underwriting expenses	254	—	—	—	—	—	254	—	254
Annuity benefits	—	140	—	—	—	—	140	—	140
Life, accident and health benefits	—	—	36	30	—	—	66	—	66
Annuity and supplemental insurance acquisition expenses	—	32	5	9	—	—	46	—	46
Interest charges on borrowed money	—	—	—	—	—	19	19	—	19
Expenses of MIEs	—	—	—	—	19	—	19	—	19
Other expenses	15	22	7	4	—	26	74	25	99
Total costs and expenses	848	194	48	43	19	45	1,197	56	1,253
Earnings before income taxes	73	69	2	10	(18)	(36)	100	185	285
Provision for income taxes	23	22	1	4	—	(13)	37	37	74
Net earnings, including noncontrolling interests	50	47	1	6	(18)	(23)	63	148	211
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	—	—	(18)	1	(15)	—	(15)
Core Net Operating Earnings	48	47	1	6	—	(24)	78
Non-core earnings attributable to shareholders (a):
Gain on sale of Medicare supplement and critical illness, net of tax	—	—	—	101	—	—	101	(101)	—
Other realized gains, net of tax	—	—	—	—	—	55	55	(55)	—
Special A&E charges, net of tax	(20)	—	—	—	—	(1)	(21)	21	—
AFG tax case resolution	—	—	—	—	—	28	28	(28)	—
Other, net of tax	—	—	—	—	—	(15)	(15)	15	—
Net Earnings Attributable to Shareholders	$28	$47	$1	$107	$—	$43	$226	$—	$226

(a)	See the reconciliation of core earnings to GAAP net earnings under Results of Operations — General for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company's performance. Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses and loss adjustment expenses, and commissions and other underwriting expenses to premiums. A combined ratio under 100% indicates an underwriting profit. The combined ratio does not reflect net investment income, other income,

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

other expenses or federal income taxes. AFG's property and casualty insurance operations contributed $61 million in GAAP pretax earnings in the third quarter of 2013 compared to $42 million in the third quarter of 2012, an increase of $19 million (45%). Property and casualty core pretax earnings were $115 million in the third quarter of 2013 compared to $73 million in the third quarter of 2012, an increase of $42 million (58%). The increase in GAAP and core pretax earnings reflects significantly higher underwriting profit across each of AFG’s property and casualty insurance sub-segments. The impact of this improved profitability on GAAP pretax earnings was partially offset by higher special A&E charges in the third quarter of 2013 as compared to the 2012 quarter.
The following table details AFG's GAAP and core earnings before income taxes from its property and casualty operations for the three months ended September 30, 2013 and 2012 (dollars in millions):

	Three months ended September 30,
	2013	2012	% Change
Gross written premiums	$1,768	$1,509	17%
Reinsurance premiums ceded	(701)	(601)	17%
Net written premiums	1,067	908	18%
Change in unearned premiums	(118)	(60)	97%
Net earned premiums	949	848	12%
Loss and loss adjustment expenses (*)	626	579	8%
Commissions and other underwriting expenses	261	254	3%
Core underwriting gain	62	15	313%

Net investment income	65	67	(3%)
Other income and expenses, net	(12)	(9)	33%
Core earnings before income taxes	115	73	58%
Pretax non-core special A&E charges	(54)	(31)	74%
GAAP earnings before income taxes	$61	$42	45%

(*) Excluding non-core special A&E charges

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	66.1%	68.2%	(2.1%)
Underwriting expense ratio	27.4%	30.0%	(2.6%)
Combined ratio	93.5%	98.2%	(4.7%)

Aggregate — including discontinued lines
Loss and LAE ratio	71.7%	71.9%	(0.2%)
Underwriting expense ratio	27.4%	30.0%	(2.6%)
Combined ratio	99.1%	101.9%	(2.8%)

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums ("GWP") for AFG's property and casualty insurance segment were $1.77 billion for the third quarter of 2013 compared to $1.51 billion for the third quarter of 2012, an increase of $259 million (17%). Detail of AFG's property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2013		2012
	GWP	%	GWP	%	% Change
Property and transportation	$1,147	65%	$981	65%	17%
Specialty casualty	461	26%	376	25%	23%
Specialty financial	160	9%	152	10%	5%
Other specialty	—	—%	—	—%
	$1,768	100%	$1,509	100%	17%

Reinsurance Premiums Ceded
Reinsurance premiums ceded ("Ceded") for AFG's property and casualty insurance segment were 40% of gross written premiums for the third quarter of 2013 and 2012. Detail of AFG's property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended September 30,
	2013		2012		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(553)	48%	$(442)	45%	3%
Specialty casualty	(136)	30%	(133)	35%	(5%)
Specialty financial	(36)	23%	(44)	29%	(6%)
Other specialty	24		18
	$(701)	40%	$(601)	40%	—%

Net Written Premiums
Net written premiums ("NWP") for AFG's property and casualty insurance segment were $1.07 billion for the third quarter of 2013 compared to $908 million for the third quarter of 2012, an increase of $159 million (18%). Detail of AFG's property and casualty net written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2013		2012
	NWP	%	NWP	%	% Change
Property and transportation	$594	56%	$539	59%	10%
Specialty casualty	325	30%	243	27%	34%
Specialty financial	124	12%	108	12%	15%
Other specialty	24	2%	18	2%	33%
	$1,067	100%	$908	100%	18%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Earned Premiums
Net earned premiums ("NEP") for AFG's property and casualty insurance segment were $949 million for the third quarter of 2013 compared to $848 million for the third quarter of 2012, an increase of $101 million (12%). Detail of AFG's property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended September 30,
	2013		2012
	NEP	%	NEP	%	% Change
Property and transportation	$517	55%	$487	57%	6%
Specialty casualty	289	30%	243	29%	19%
Specialty financial	121	13%	100	12%	21%
Other specialty	22	2%	18	2%	22%
	$949	100%	$848	100%	12%

The $259 million increase in gross written premiums for the third quarter of 2013 compared to the third quarter of 2012 reflects double-digit premium growth in the Specialty casualty group and the timing of premium recognition in the agricultural operations. Delayed planting of spring crops resulted in late acreage reporting, which effectively shifted a portion of AFG’s crop premiums from the second quarter to the third quarter when compared to 2012. Overall average renewal rates increased approximately 4% in the third quarter of 2013.

Property and transportation Gross written premiums increased $166 million (17%) in the third quarter of 2013 compared to the same period in 2012 due primarily to higher crop premiums in the third quarter of 2013, as delayed planting and acreage reporting in the second quarter of 2013 shifted recognition of these premiums to the third quarter of 2013. Excluding the impact of crop insurance premiums, gross and net written premiums grew by 5% and 4%, respectively, in the third quarter of 2013 when compared to the third quarter of 2012. Average renewal rates were up approximately 5% for the third quarter of 2013. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points in the third quarter of 2013 compared to the third quarter of 2012 reflecting higher cessions of multi-peril crop business.

Specialty casualty Gross written premiums increased $85 million (23%) for the third quarter of 2013 compared to the third quarter of 2012 as a result of increased premiums in nearly all businesses in this group, especially in the workers’ compensation and excess and surplus lines. New business opportunities, increased exposures from higher payroll on existing accounts, and sustained pricing increases have contributed to increased premiums in the workers’ compensation businesses. Strong premium growth in the excess and surplus operations is the result of broadening opportunities to write business coupled with the benefit from rate increases over multiple quarters. Average renewal rates were up approximately 5% for this group in the third quarter of 2013. Reinsurance premiums ceded as a percentage of gross written premiums declined 5 percentage points for the third quarter of 2013 compared to the third quarter of 2012 reflecting a change in the mix of business and the timing of reinsurance premiums between quarters.

Specialty financial Gross written premiums increased $8 million (5%) for the third quarter of 2013 compared to the third quarter of 2012 due primarily to growth in lender-placed mortgage property insurance offered by the financial institutions business. Gross written premiums for the third quarter of 2013 include $3 million in risk fees from AFG’s warranty operations. Prior to 2013, fees in the warranty operations were included in other income. Average renewal rates for this group were down 1% in the third quarter of 2013. Reinsurance premiums ceded as a percentage of gross written premiums declined 6 percentage points reflecting the impact of reinsurance reinstatement premiums paid in the third quarter of 2012 and a change in the mix of business.

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

	Three months ended September 30,			Three months ended September 30,
	2013	2012	Change	2013	2012
Property and transportation
Loss and LAE ratio	78.8%	76.1%	2.7%
Underwriting expense ratio	18.3%	23.7%	(5.4%)
Combined ratio	97.1%	99.8%	(2.7%)
Underwriting profit				$16	$—

Specialty casualty
Loss and LAE ratio	60.3%	63.8%	(3.5%)
Underwriting expense ratio	33.1%	32.9%	0.2%
Combined ratio	93.4%	96.7%	(3.3%)
Underwriting profit				$19	$8

Specialty financial
Loss and LAE ratio	31.2%	46.7%	(15.5%)
Underwriting expense ratio	51.1%	52.1%	(1.0%)
Combined ratio	82.3%	98.8%	(16.5%)
Underwriting profit				$22	$1

Total Specialty
Loss and LAE ratio	66.1%	68.2%	(2.1%)
Underwriting expense ratio	27.4%	30.0%	(2.6%)
Combined ratio	93.5%	98.2%	(4.7%)
Underwriting profit				$62	$16

Aggregate — including discontinued lines
Loss and LAE ratio	71.7%	71.9%	(0.2%)
Underwriting expense ratio	27.4%	30.0%	(2.6%)
Combined ratio	99.1%	101.9%	(2.8%)
Underwriting profit (loss)				$8	$(16)

The Specialty insurance operations generated an underwriting profit of $62 million in the third quarter of 2013 compared to $16 million in the third quarter of 2012, an increase of $46 million (288%). The higher profit in the 2013 quarter reflects higher underwriting profits across each of the property and casualty insurance sub-segments. Catastrophe losses were $1 million (0.1 points on the combined ratio), compared to $4 million (0.6 points) in the third quarter of 2012.

Property and transportation This group reported an underwriting gain of $16 million for the third quarter of 2013, compared to less than $1 million for the third quarter of 2012. This increase is primarily attributable to improved results in the agricultural operations and lower catastrophe losses, partially offset by lower profitability in the transportation businesses. Results for the 2012 quarter include $12 million in crop losses resulting from the effects of the drought in the Midwest. Catastrophe losses were minimal for this group during the third quarter of 2013, compared to $2 million (0.6 points) during the third quarter of 2012.

Specialty casualty Underwriting profit was $19 million for the third quarter of 2013 compared to $8 million in the third quarter of 2012, an increase of $11 million (138%). This increase was due primarily to higher profitability in the workers’

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

compensation and excess and surplus lines businesses, as well as a reduction in adverse development in the run-off program business.

Specialty financial Underwriting profit was $22 million for the third quarter of 2013 compared to $1 million in the third quarter of 2012, an increase of $21 million. The increased profitability was due primarily to higher underwriting profits in the financial institutions business, primarily from lender-placed mortgage property insurance, as well as improved results in the surety and trade credit operations. Results for the third quarter of 2012 include losses from a run-off book of automotive-related business.

Aggregate   As discussed below in more detail under Net prior year reserve development, AFG recorded special charges to increase A&E reserves (net of reinsurance) by $54 million in the third quarter of 2013 and $31 million in the third quarter of 2012.

Losses and Loss Adjustment Expenses
AFG's overall loss and LAE ratio was 71.7% for the third quarter of 2013 compared to 71.9% for third quarter of 2012, a decrease of 0.2 percentage points. The components of AFG's property and casualty losses and LAE amounts and ratio are detailed below:

	Three months ended September 30,
	Amount		Ratio		Change in
	2013	2012	2013	2012	Ratio
Property and transportation
Current year, excluding catastrophe losses	$408	$371	79.1%	76.0%	3.1%
Prior accident years development	(1)	(2)	(0.2%)	(0.5%)	0.3%
Current year catastrophe losses	—	2	(0.1%)	0.6%	(0.7%)
Property and transportation losses and LAE and ratio	$407	$371	78.8%	76.1%	2.7%

Specialty casualty
Current year, excluding catastrophe losses	$177	$151	61.4%	62.3%	(0.9%)
Prior accident years development	(4)	3	(1.2%)	1.2%	(2.4%)
Current year catastrophe losses	1	1	0.1%	0.3%	(0.2%)
Specialty casualty losses and LAE and ratio	$174	$155	60.3%	63.8%	(3.5%)

Specialty financial
Current year, excluding catastrophe losses	$40	$50	33.7%	51.5%	(17.8%)
Prior accident years development	(4)	(5)	(3.2%)	(5.5%)	2.3%
Current year catastrophe losses	1	1	0.7%	0.7%	—%
Specialty financial losses and LAE and ratio	$37	$46	31.2%	46.7%	(15.5%)

Total Specialty
Current year, excluding catastrophe losses	$637	$583	67.4%	68.7%	(1.3%)
Prior accident years development	(13)	(9)	(1.4%)	(1.1%)	(0.3%)
Current year catastrophe losses	2	4	0.1%	0.6%	(0.5%)
Total Specialty losses and LAE and ratio	$626	$578	66.1%	68.2%	(2.1%)

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$638	$583	67.4%	68.7%	(1.3%)
Prior accident years development	40	23	4.2%	2.6%	1.6%
Current year catastrophe losses	2	4	0.1%	0.6%	(0.5%)
Aggregate losses and LAE and ratio	$680	$610	71.7%	71.9%	(0.2%)
Net prior year reserve development
AFG's Specialty property and casualty operations recorded net favorable reserve development related to prior accident years of $13 million in the third quarter of 2013 compared to $9 million in the third quarter of 2012, an increase of $4 million (44%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation Net favorable reserve development of $1 million in the third quarter of 2013 reflects lower severity in the property and inland marine and ocean marine businesses partially offset by an increase in severity in commercial auto liability business written in the transportation businesses.

Specialty casualty Net favorable reserve development of $4 million in the third quarter of 2013 reflects lower than expected claim severity in directors and officers liability insurance partially offset by higher than expected severity in run-off casualty businesses. Net adverse reserve development of $3 million in the third quarter of 2012 reflects higher claim frequency and severity in a run-off book of U.S.-based program (motel/hotel, restaurants, taverns and recreational) business and adverse development in AFG’s Lloyd’s operations, partially offset by lower than expected claim severity in directors and officers liability insurance.

Specialty financial Net favorable reserve development of $4 million in the third quarter of 2013 reflects lower than expected frequency and severity in the foreign credit business where economic conditions did not affect this line as adversely as previously anticipated. Net favorable reserve development of $5 million in the third quarter of 2012 reflects lower than expected claim frequency and severity in the run-off automobile residual value insurance business.

Other specialty In addition to the development discussed above, total specialty net favorable reserve development reflects amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998 and reserve development associated with AFG’s internal reinsurance program.

Special Asbestos and Environmental Reserve Charges   During the third quarter of 2013, AFG completed a comprehensive external study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and exposures related to its former railroad and manufacturing operations. AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, generally every two years, with an in-depth internal review during the intervening years.
As a result of the study, AFG’s property and casualty insurance segment recorded a $54 million pretax special charge to increase its asbestos reserves by $16 million (net of reinsurance) and its environmental reserves by $38 million (net of reinsurance). The increase in the property and casualty segment’s asbestos reserves was driven primarily by slightly higher than expected loss experience, higher defense costs and some increased claim severity. As the overall industry exposure to asbestos has matured, the focus of litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases. The increase in property and casualty environmental reserves was attributed primarily to a small number of claims where the estimated costs of remediation have increased. There were no newly identified or emerging broad industry trends that were identified in this study.
At September 30, 2013, the property and casualty insurance segment’s insurance reserves include A&E reserves of $341 million, net of reinsurance recoverables. At September 30, 2013, the property and casualty insurance segment’s three-year survival ratios, excluding amounts associated with the settlements of two large asbestos claims, were 15.2 times paid losses for asbestos reserves, 6.2 times paid losses for environmental reserves and 10.4 times paid losses for total A&E reserves. These ratios compare favorably with data published by A.M. Best in October 2013, which indicate that industry survival ratios were 10.0 for asbestos, 5.8 for environmental, and 8.8 for total A&E reserves at December 31, 2012.
In addition, the study encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the $22 million charge recorded for those operations, see Management’s Discussion and Analysis — “Holding Company, Other and Unallocated — Results of Operations.”
As a result of the 2012 internal review, AFG’s property and casualty insurance segment recorded a $31 million pretax special charge to increase its asbestos reserves by $19 million (net of reinsurance) and its environmental reserves by $12 million (net of reinsurance). The charge in the third quarter of 2012 related primarily to an increase in environmental investigative costs and related loss adjustment expenses. See Management’s Discussion and Analysis — “Uncertainties” — “Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2012 Form 10-K.
Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty segment includes the special A&E charges discussed above.

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

Commissions and Other Underwriting Expenses
AFG's property and casualty commissions and other underwriting expenses ("U/W Exp") were $261 million in the third quarter of 2013 compared to $254 million for the third quarter of 2012, an increase of $7 million (3%). AFG's underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 27.4% for the third quarter of 2013 compared to 30.0% for the third quarter of 2012, a decrease of 2.6 percentage points. Detail of AFG's property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended September 30,
	2013		2012		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$94	18.3%	$116	23.7%	(5.4%)
Specialty casualty	96	33.1%	80	32.9%	0.2%
Specialty financial	62	51.1%	53	52.1%	(1.0%)
Other specialty	9	35.7%	5	36.8%	(1.1%)
	$261	27.4%	$254	30.0%	(2.6%)

The overall decrease of 2.6% in AFG's expense ratio for the third quarter of 2013 as compared to the third quarter of 2012, as well as the fluctuations in AFG's sub-components, reflects the timing of the determination of reimbursements for administrative and operating expenses under the Federal crop insurance program and the impact of higher premiums on the ratio, partially offset by higher profitability-based commissions paid to agents/brokers and lower profitability-based commissions received from reinsurers.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 5.4 percentage points for the third quarter of 2013 compared to the third quarter of 2012 reflecting the timing of the determination of reimbursements for administrative and operating expenses under the Federal crop insurance program and the impact of higher premiums on the ratio, partially offset by lower profitability-based commissions received from reinsurers.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.2 percentage points for the third quarter of 2013 compared to the third quarter of 2012.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.0 percentage points for the third quarter of 2013 compared to the third quarter of 2012 reflecting the impact of higher premiums on the ratio, partially offset by higher profitability-based commissions paid to agents/brokers and lower ceding commissions from reinsurers.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Net Investment Income
Net investment income in AFG's property and casualty operations was $65 million for the third quarter of 2013 compared to $67 million in the third quarter of 2012, a decrease of $2 million (3%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG's investment portfolio yield. The average invested assets and overall earned yield on investments held by AFG's property and casualty operations are provided below (dollars in millions):

	Three months ended September 30,
	2013	2012	Change	% Change
Net investment income	$65	$67	$(2)	(3%)

Average invested assets (at amortized cost)	$6,835	$6,621	$214	3%

Yield (net investment income as a % of average invested assets)	3.80%	4.05%	(0.25%)

The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.80% for the third quarter of 2013 compared to 4.05% for the third quarter of 2012, a decline of 0.25 percentage points, reflecting the impact of lower yields available in the financial markets.

Property and Casualty Other Income and Expense, Net
Other income and expenses, net for AFG's property and casualty operations was a net expense of $12 million for the third quarter of 2013 compared to $9 million for the third quarter of 2012, an increase of $3 million (33%). The table below details the items included in other income and expenses, net for AFG's property and casualty operations (in millions):

	Three months ended September 30,
	2013	2012
Other income
Warranty operations	$—	$4
Other	1	2
Total other income	1	6
Other expenses
Warranty operations	—	5
Amortization of intangibles	3	3
Other	9	7
Total other expense	12	15
Interest expense	1	—
Other income and expenses, net	$(12)	$(9)
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $78 million in pretax earnings in the third quarter of 2013 compared to $69 million in the third quarter of 2012, an increase of $9 million (13%). Higher pretax earnings were primarily a result of maintaining interest spreads on a growing asset base. AFG’s average fixed annuity investments (at amortized cost) were 15% higher for the third quarter of 2013 as compared to the third quarter of 2012. In addition, results for the third quarter of 2012 reflect the negative impact of sharply lower interest rates on the fixed-indexed annuity business.

The following table details AFG's earnings before income taxes from its annuity operations for the three months ended September 30, 2013 and 2012 (dollars in millions).

	Three months ended September 30,
	2013	2012	% Change
Revenues:
Net investment income	$259	$249	4%
Other income:
Guaranteed withdrawal benefit fees	7	4	75%
Policy charges and other miscellaneous income	10	10	—%
Total revenues	276	263	5%

Costs and Expenses:
Annuity benefits (*)	140	140	—%
Acquisition expenses	35	32	9%
Other expenses	23	22	5%
Total costs and expenses	198	194	2%
Earnings before income taxes	$78	$69	13%

(*) Annuity benefits consisted of the following (in millions):

	Three months ended September 30,
	2013	2012	% Change
Interest credited — fixed	$113	$107	6%
Interest credited — fixed component of variable annuities	2	2	—%
Change in expected death and annuitization reserve	4	5	(20%)
Amortization of sales inducements	8	8	—%
Change in guaranteed withdrawal benefit reserve	10	4	150%
Change in other benefit reserves	2	5	(60%)
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	33	40	(18%)
Equity option mark-to-market	(32)	(31)	3%
Total annuity benefits	$140	$140	—%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG's fixed annuity operations (including fixed-indexed annuities):

	Three months ended September 30,
	2013	2012	% Change
Average fixed annuity investments (at amortized cost)	$19,519	$16,994	15%
Average fixed annuity benefits accumulated	19,035	16,759	14%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	5.27%	5.80%
Interest credited — fixed	(2.38%)	(2.55%)
Net interest spread	2.89%	3.25%

Policy charges and other miscellaneous income	0.15%	0.16%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.39%)	(0.27%)
Acquisition expenses	(0.72%)	(0.72%)
Other expenses	(0.44%)	(0.48%)
Change in fair value of derivatives related to fixed-indexed annuities	0.01%	(0.37%)
Net spread earned on fixed annuities	1.50%	1.57%

Annuity Net Investment Income
Net investment income for the third quarter of 2013 was $259 million compared to $249 million for the third quarter of 2012, an increase of $10 million (4%). This increase reflects primarily the growth in AFG’s annuity business. The overall yield earned on investments in AFG's annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.53 percentage points in the third quarter of 2013 compared to the third quarter of 2012. This decline in net investment yield reflects (i) the investment of new premium dollars in the recent low interest rate environment, (ii) the impact of the maturity and redemption of higher yielding investments and (iii) the impact of higher non-recurring investment income in the third quarter of 2012 as compared to the same period in 2013.

Annuity Interest Credited — Fixed
Interest credited — fixed for the third quarter of 2013 was $113 million compared to $107 million for the third quarter of 2012, an increase of $6 million (6%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.17 percentage points in the third quarter of 2013 compared to the third quarter of 2012. During the third quarter of 2013, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

Excluding those annuities that have guaranteed withdrawal benefits, at September 30, 2013, AFG could reduce the average crediting rate on approximately $15 billion of traditional and fixed-indexed deferred annuities by an additional 0.43% (on a weighted average basis). Annuity policies are subject to Guaranteed Minimum Interest Rates (“GMIRs”) at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG's annuities with a GMIR of 3% or higher are at their minimum.

% of
GMIR	Reserves
1 — 1.99%	48%
2 — 2.99%	12%
3 — 3.99%	23%
4.00% and above	17%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Interest Spread
AFG's net interest spread decreased 0.36 percentage points in the third quarter of 2013 compared to the same period in 2012 due primarily to the run-off of higher yielding investments. In addition, the 2012 quarter included higher non-recurring investment income as compared to the 2013 quarter. Due to the continued run-off of higher yielding investments, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, were $10 million for both the third quarter of 2013 and the third quarter of 2012.

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees for the third quarter of 2013 were $17 million compared to $18 million for the third quarter of 2012, a decrease of $1 million (6%). In addition to interest credited to policyholders’ accounts, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended September 30,
	2013	2012
Change in expected death and annuitization reserve	$4	$5
Amortization of sales inducements	8	8
Change in guaranteed withdrawal benefit reserve	10	4
Change in other benefit reserves	2	5
Other annuity benefits	24	22
Offset guaranteed withdrawal benefit fees	(7)	(4)
Other annuity benefits, net	$17	$18

Annuity Acquisition Expenses
AFG's amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.72% for both the third quarters of 2013 and 2012 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions.

Annuity Other Expenses
Annuity other expenses for the third quarter of 2013 were $23 million, compared to $22 million for the third quarter of 2012, an increase of $1 million (5%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses declined 0.04 percentage points for the third quarter of 2013 as compared to the third quarter of 2012; this percentage is expected to continue to decrease as AFG's annuity business grows.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately 45% of annuity benefits accumulated at September 30, 2013, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements.” The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $1 million in the third quarter of 2013 and by $9 million in the third quarter of 2012. The increase in 2012 reflects the negative impact of sharply lower market interest rates.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.07 percentage points in the third quarter of 2013 compared to the same period in 2012 as the 0.36 percentage points decrease in AFG’s net interest spread was offset by the impact of changes in the

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

fair value of derivatives discussed above. AFG expects its net spread earned on fixed annuities to be closer to 1.30% to 1.40% in the fourth quarter of 2013 as compared to the 1.50% earned in the third quarter of 2013.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses (sales inducements), excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG's annuity benefits accumulated liability for the three months ended September 30, 2013 and 2012 (in millions):

	Three months ended September 30,
	2013	2012
Beginning fixed annuity reserves	$18,564	$16,518
Fixed annuity premiums (receipts)	1,156	709
Surrenders, benefits and other withdrawals	(381)	(390)
Interest and other annuity benefit expenses:
Interest credited	113	107
Embedded derivative mark-to-market	33	40
Change in other benefit reserves	20	15
Ending fixed annuity reserves	$19,505	$16,999

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$19,505	$16,999
Impact of unrealized investment gains	84	46
Fixed component of variable annuities	196	200
Annuity benefits accumulated per balance sheet	$19,785	$17,245

Statutory Annuity Premiums
AFG's annuity operations generated statutory premiums of $1.17 billion in the third quarter of 2013 compared to $723 million in the third quarter of 2012, an increase of $444 million (61%). The following table summarizes AFG's annuity sales (dollars in millions):

	Three months ended September 30,
	2013	2012	% Change
Retail single premium annuities — indexed	$509	$417	22%
Retail single premium annuities — fixed	48	42	14%
Financial institutions single premium annuities — indexed	352	72	389%
Financial institutions single premium annuities — fixed	198	127	56%
Education market — 403(b) fixed and indexed annuities	49	51	(4%)
Total fixed annuity premiums	1,156	709	63%
Variable annuities	11	14	(21%)
Total annuity premiums	$1,167	$723	61%

The 61% increase in annuity premiums as compared to the third quarter of 2012 reflects continued successful distribution channel expansion, primarily in the financial institutions market, as well as new product offerings. Management also believes that AFG has benefited from its strong ratings, and that the entire annuity industry has benefited from the rise in interest rates in 2013, particularly in the financial institutions market.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended September 30, 2013 and 2012 (in millions):

	Three months ended September 30,
	2013	2012
Earnings on fixed annuity benefits accumulated	$72	$66
Earnings on investments in excess of fixed annuity benefits accumulated (*)	6	3
Variable annuity earnings	—	—
Earnings before income taxes	$78	$69

(*) Net investment income (as a % of investments) of 5.27% and 5.80% for the three months ended September 30, 2013 and 2012, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG's earnings before income taxes from its run-off long-term care and life operations for the three months ended September 30, 2013 and 2012 (dollars in millions):

	Three months ended September 30,
	2013	2012	% Change
Revenues:
Net earned premiums:
Long-term care	$19	$19	—%
Life operations	10	11	(9%)
Net investment income	20	19	5%
Other income	1	1	—%
Total revenues	50	50	—%

Costs and Expenses:
Life, accident and health benefits:
Long-term care	30	24	25%
Life operations	12	12	—%
Acquisition expenses	5	5	—%
Other expenses	7	7	—%
Total costs and expenses	54	48	13%
Earnings (loss) before income taxes	$(4)	$2

The increase in long-term care benefits expense in the third quarter of 2013 as compared to the third quarter of 2012 is due primarily to an increase in new claims. Due to the nature and size of its long-term care business, AFG expects claims volatility from period to period. Management continues to monitor the long-term care business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Medicare Supplement and Critical Illness Segment — Results of Operations AFG's Medicare supplement and critical illness segment contributed $165 million in GAAP pretax earnings in the third quarter of 2012, which includes a $155 million pretax non-core realized gain on the August 2012 sale of these businesses. See Note B — “Acquisitions and Sales of Subsidiaries.” The following table details AFG's GAAP and core earnings before income taxes from its Medicare supplement and critical illness business (in millions):

	Three months ended September 30,
	2013	2012
Revenues:
Net earned premiums	$—	$50
Net investment income	—	2
Other income	—	1
Total revenues	—	53

Costs and Expenses:
Life, accident and health benefits	—	30
Acquisition expenses	—	9
Other expenses	—	4
Total costs and expenses	—	43
Core earnings before income taxes	—	10
Pretax non-core realized gain on sale of Medicare supplement and critical illness	—	155
GAAP earnings before income taxes	$—	$165

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains) totaled $61 million for both third quarters of 2013 and 2012. AFG's net core pretax loss outside of its insurance operations totaled $39 million for the third quarter of 2013 compared to $36 million for the third quarter of 2012, an increase of $3 million (8%).

The following table details AFG's GAAP and core loss before income taxes from operations outside of its insurance operations for three months ended September 30, 2013 and 2012 (dollars in millions):

	Three months ended September 30,
	2013	2012	% Change
Revenues:
Net investment income	$3	$—	—%
Other income	9	9	—%
Total revenues	12	9	33%

Costs and Expenses:
Interest charges on borrowed money	17	19	(11%)
Other expenses (*)	34	26	31%
Total costs and expenses	51	45	13%
Core loss before income taxes, excluding realized gains	(39)	(36)	8%
Pretax non-core items, excluding realized gains:
Special A&E charges	(22)	(2)	1,000%
Other	—	(23)	(100%)
GAAP loss before income taxes, excluding realized gains	$(61)	$(61)	—%

(*)   Excludes pretax non-core special A&E charges of $22 million and $2 million for the third quarters of 2013 and 2012, respectively. Other expenses for the third quarter of 2012 also exclude $23 million in other non-core charges (discussed below).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Net Investment Income
Net investment income for the third quarter of 2013 was $3 million compared to less than $1 million in the third quarter of 2012. The parent company holds a small portfolio of securities that are classified as “trading” and marked-to-market through investment income. These trading securities increased in value by approximately $2 million in the third quarter of 2013.

Holding Company and Other — Other Income
Other income in the table above includes $4 million and $6 million in the third quarters of 2013 and 2012, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG's consolidated managed investment entities). These fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under Results of Operations — Segmented Statement of Earnings. Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $5 million in the third quarter of 2013 compared to $3 million in the third quarter of 2012.

Holding Company and Other — Interest Charges on Borrowed Money
AFG's holding companies and other operations outside of its insurance operations recorded interest expense of $17 million in the third quarter of 2013 compared to $19 million in the third quarter of 2012, a decrease of $2 million (11%), reflecting lower average indebtedness. In June 2012, AFG issued $230 million in new Senior Notes and used the proceeds to redeem $198 million of higher rate debt in July 2012. In August 2012, AFG issued $125 million in new Senior Notes and used the proceeds to redeem $115 million of higher rate debt in September 2012. The following table details AFG's long-term debt balances as of September 30, 2013 compared to July 1, 2012 (dollars in millions):

	September 30, 2013	July 1, 2012
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	—
7% Senior Notes due September 2050	132	132
7-1/8% Senior Notes	—	115
Other	3	3
	840	830
Other holding company obligations:
Obligations of AAG Holding (guaranteed by AFG):
7-1/2% Senior Debentures	—	112
7-1/4% Senior Debentures	—	86
Secured borrowings (guaranteed by AFG)	—	16
AAG Holding Variable Rate Subordinated Debentures	—	20
	—	234

Total Holding Company and Other Debt	$840	$1,064

Weighted Average Interest Rate	7.8%	7.8%

Holding Company and Other — Other Expenses
As a result of the comprehensive study of A&E exposures discussed under “Special Asbestos and Environmental Reserve Charges” in the “Results of Operations — Property and Casualty Insurance” segment, AFG’s holding companies and other operations outside of its insurance operations recorded non-core special charges of $22 million in the third quarter of 2013 and $2 million in the third quarter of 2012 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The 2013 charge resulted primarily from slightly higher estimated operation and maintenance costs at sites where remediation is underway, coupled with higher estimated cleanup costs at a limited number of sites. In the third quarter of 2012, these operations also recorded a $15 million non-core charge resulting from an adverse judgment in a long-standing labor contract dispute related to AFG’s former railroad operations and an $8 million non-core loss on the retirement of debt. Excluding these non-core charges, AFG’s holding companies and other operations outside of its insurance operations, recorded other expenses of $34 million in the third quarter of 2013 compared to $26 million in the third quarter of 2012, an increase of $8 million (31%). The $8 million increase reflects higher expense associated with employee benefit plans that are tied to stock market performance and slightly higher stock-based compensation expense.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains (Losses) on Securities   AFG's consolidated realized gains on securities, which are not allocated to segments, were $56 million in the third quarter of 2013 compared to $85 million in the third quarter of 2012, a decrease of $29 million (34%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended September 30,
	2013	2012
Realized gains (losses) before impairments:
Disposals	$59	$96
Change in the fair value of derivatives	1	1
Adjustments to annuity deferred policy acquisition costs and related items	1	(4)
	61	93
Impairment charges:
Securities	(5)	(10)
Adjustments to annuity deferred policy acquisition costs and related items	—	2
	(5)	(8)
	$56	$85

Consolidated Income Taxes   AFG's consolidated provision for income taxes was $44 million for the third quarter of 2013 compared to $74 million in the third quarter of 2012, a decrease of $30 million (41%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG's consolidated net earnings attributable to noncontrolling interests were $15 million for the third quarter of 2013 compared to a net loss of $15 million for the third quarter of 2012. The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended September 30,
	2013	2012	% Change
National Interstate	$3	$4	(25%)
Marketform	—	(2)	(100%)
Managed Investment Entities	12	(18)	(167%)
Other	—	1	(100%)
	$15	$(15)	(200%)

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

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

AFG's net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the nine months ended September 30, 2013 and 2012 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2013
Revenues:
Property and casualty insurance net earned premiums	$2,345	$—	$—	$—	$—	$2,345	$—	$2,345
Life, accident and health net earned premiums	—	—	87	—	—	87	—	87
Net investment income	196	764	57	(27)	6	996	—	996
Realized gains on securities	—	—	—	—	—	—	154	154
Income (loss) of MIEs:
Investment income	—	—	—	98	—	98	—	98
Loss on change in fair value of assets/liabilities	—	—	—	(21)	—	(21)	—	(21)
Other income	10	46	3	(12)	24	71	—	71
Total revenues	2,551	810	147	38	30	3,576	154	3,730

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,449	—	—	—	—	1,449	54	1,503
Commissions and other underwriting expenses	772	—	—	—	—	772	—	772
Annuity benefits	—	394	—	—	—	394	—	394
Life, accident and health benefits	—	—	120	—	—	120	—	120
Annuity and supplemental insurance acquisition expenses	—	114	14	—	—	128	—	128
Interest charges on borrowed money	3	—	—	—	51	54	—	54
Expenses of MIEs	—	—	—	68	—	68	—	68
Other expenses	34	66	20	—	101	221	27	248
Total costs and expenses	2,258	574	154	68	152	3,206	81	3,287
Earnings before income taxes	293	236	(7)	(30)	(122)	370	73	443
Provision for income taxes	91	81	(3)	—	(40)	129	26	155
Net earnings, including noncontrolling interests	202	155	(4)	(30)	(82)	241	47	288
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	—	(30)	1	(27)	2	(25)
Core Net Operating Earnings	200	155	(4)	—	(83)	268
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	97	97	(97)	—
Special A&E charges, net of tax	(35)	—	—	—	(14)	(49)	49	—
ELNY guaranty fund assessments, net of tax	—	(3)	—	—	—	(3)	3	—
Net Earnings Attributable to Shareholders	$165	$152	$(4)	$—	$—	$313	$—	$313

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

					Other
	P&C	Annuity	Run-off long-term care and life	Medicare supplement and critical illness	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2012
Revenues:
Property and casualty insurance net earned premiums	$2,091	$—	$—	$—	$—	$—	$2,091	$—	$2,091
Life, accident and health net earned premiums	—	—	91	199	—	—	290	—	290
Net investment income	206	722	54	7	(21)	4	972	—	972
Realized gains on securities	—	—	—	—	—	—	—	145	145
Realized gains on subsidiaries	—	—	—	—	—	—	—	155	155
Income (loss) of MIEs:
Investment income	—	—	—	—	92	—	92	—	92
Loss on change in fair value of assets/liabilities	—	—	—	—	(63)	—	(63)	—	(63)
Other income	17	39	1	6	(14)	18	67	—	67
Total revenues	2,314	761	146	212	(6)	22	3,449	300	3,749

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,286	—	—	—	—	—	1,286	31	1,317
Commissions and other underwriting expenses	697	—	—	—	—	—	697	—	697
Annuity benefits	—	417	—	—	—	—	417	—	417
Life, accident and health benefits	—	—	107	131	—	—	238	—	238
Annuity and supplemental insurance acquisition expenses	—	92	15	31	—	—	138	—	138
Interest charges on borrowed money	3	—	—	—	—	54	57	—	57
Expenses of MIEs	—	—	—	—	58	—	58	—	58
Other expenses	47	64	16	22	—	86	235	25	260
Total costs and expenses	2,033	573	138	184	58	140	3,126	56	3,182
Earnings before income taxes	281	188	8	28	(64)	(118)	323	244	567
Provision for income taxes	88	64	3	10	—	(39)	126	58	184
Net earnings, including noncontrolling interests	193	124	5	18	(64)	(79)	197	186	383
Less: Net earnings (loss) attributable to noncontrolling interests	7	—	—	—	(64)	1	(56)	1	(55)
Core Net Operating Earnings	186	124	5	18	—	(80)	253
Non-core earnings attributable to shareholders (a):
Gain on sale of Medicare supplement and critical illness, net of tax	—	—	—	101	—	—	101	(101)	—
Other realized gains, net of tax	—	—	—	—	—	92	92	(92)	—
Special A&E charges, net of tax	(20)	—	—	—	—	(1)	(21)	21	—
AFG tax case resolution	—	—	—	—	—	28	28	(28)	—
Other, net of tax	—	—	—	—	—	(15)	(15)	15	—
Net Earnings Attributable to Shareholders	$166	$124	$5	$119	$—	$24	$438	$—	$438

(a)	See the reconciliation of core earnings to GAAP net earnings under Results of Operations — General for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG's property and casualty insurance operations contributed $239 million in GAAP pretax earnings in the first nine months of 2013 compared to $250 million in the first nine months of 2012, a decrease of $11 million (4%). Property and casualty core pretax earnings were $293 million in the first nine months of 2013 compared to $281 million in the first nine months of 2012, an increase of $12 million (4%). Higher underwriting profits in the Specialty casualty group and Specialty financial group were partially offset by a decline in the

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

underwriting profits in the Property and transportation group during the first half of the year (including higher catastrophe losses.) The decline in GAAP pretax earnings reflects the higher non-core special A&E charges in 2013 as compared to 2012.
The following table details AFG's GAAP and core earnings before income taxes from its property and casualty operations for the nine months ended September 30, 2013 and 2012 (dollars in millions):

	Nine months ended September 30,
	2013	2012	% Change
Gross written premiums	$3,734	$3,356	11%
Reinsurance premiums ceded	(1,214)	(1,109)	9%
Net written premiums	2,520	2,247	12%
Change in unearned premiums	(175)	(156)	12%
Net earned premiums	2,345	2,091	12%
Loss and loss adjustment expenses (*)	1,449	1,286	13%
Commissions and other underwriting expenses	772	697	11%
Core underwriting gain	124	108	15%

Net investment income	196	206	(5%)
Other income and expenses, net	(27)	(33)	(18%)
Core earnings before income taxes	293	281	4%
Pretax non-core special A&E charges	(54)	(31)	74%
GAAP earnings before income taxes	$239	$250	(4%)

(*) Excluding non-core special A&E charges

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	61.5%	61.1%	0.4%
Underwriting expense ratio	32.9%	33.3%	(0.4%)
Combined ratio	94.4%	94.4%	—%

Aggregate — including discontinued lines
Loss and LAE ratio	64.1%	63.0%	1.1%
Underwriting expense ratio	32.9%	33.3%	(0.4%)
Combined ratio	97.0%	96.3%	0.7%

AFG reports the underwriting performance of its Specialty insurance business in the following sub-components: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums ("GWP") for AFG's property and casualty insurance segment were $3.73 billion for the first nine months of 2013 compared to $3.36 billion for the first nine months of 2012, an increase of $378 million (11%). Detail of AFG's property and casualty gross written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2013		2012
	GWP	%	GWP	%	% Change
Property and transportation	$1,945	52%	$1,840	55%	6%
Specialty casualty	1,331	36%	1,100	33%	21%
Specialty financial	458	12%	415	12%	10%
Other specialty	—	—%	1	—%	(100%)
	$3,734	100%	$3,356	100%	11%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded ("Ceded") for AFG's property and casualty insurance segment were 33% of gross written premiums for the first nine months of 2013 and 2012. Detail of AFG's property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Nine months ended September 30,
	2013		2012		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(747)	38%	$(682)	37%	1%
Specialty casualty	(428)	32%	(366)	33%	(1%)
Specialty financial	(104)	23%	(112)	27%	(4%)
Other specialty	65		51
	$(1,214)	33%	$(1,109)	33%	—%

Net Written Premiums
Net written premiums ("NWP") for AFG's property and casualty insurance segment were $2.52 billion for the first nine months of 2013 compared to $2.25 billion for the first nine months of 2012, an increase of $273 million (12%). Detail of AFG's property and casualty net written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2013		2012
	NWP	%	NWP	%	% Change
Property and transportation	$1,198	47%	$1,158	52%	3%
Specialty casualty	903	36%	734	33%	23%
Specialty financial	354	14%	303	13%	17%
Other specialty	65	3%	52	2%	25%
	$2,520	100%	$2,247	100%	12%

Net Earned Premiums
Net earned premiums ("NEP") for AFG's property and casualty insurance segment were $2.35 billion for the first nine months of 2013 compared to $2.09 billion for the first nine months of 2012, an increase of $254 million (12%). Detail of AFG's property and casualty net earned premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2013		2012
	NEP	%	NEP	%	% Change
Property and transportation	$1,111	47%	$1,040	50%	7%
Specialty casualty	825	35%	699	33%	18%
Specialty financial	350	15%	301	14%	16%
Other specialty	59	3%	51	3%	16%
	$2,345	100%	$2,091	100%	12%

The $378 million increase in gross written premiums for the first nine months of 2013 compared to the first nine months of 2012 reflects strong growth across each of the property and casualty sub-segments. Overall average renewal rates increased approximately 4% in the first nine months of 2013.

Property and transportation Gross written premiums increased $105 million (6%) for the first nine months of 2013 compared to the same period in 2012 due primarily to higher crop premiums and growth in the transportation businesses. Average renewal rates were up approximately 5% for the first nine months of 2013. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the first nine months of 2013 compared to the first nine months of 2012 reflecting higher cessions of multi-peril crop business.

Specialty casualty Gross written premiums increased $231 million (21%) for the first nine months of 2013 compared to the first nine months of 2012 as a result of increased premiums in nearly all businesses in this group, particularly in the workers’

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

compensation and excess and surplus lines. New business opportunities, increased exposures from higher payroll on existing accounts, strong retentions and higher renewal pricing have contributed to increased premiums in the workers’ compensation businesses. In addition, new business opportunities and general market hardening have generated increased premiums in several of the excess and surplus lines businesses. Average renewal rates were up approximately 6% for this group in the first nine months of 2013. Reinsurance premiums ceded as a percentage of gross written premiums declined 1 percentage point for the first nine months of 2013 compared to the first nine months of 2012 reflecting a change in the mix of business.

Specialty financial Gross written premiums increased $43 million (10%) for the first nine months of 2013 compared to the first nine months of 2012 due primarily to growth in lender-placed mortgage property insurance offered by the financial institutions business. Gross written premiums for the first nine months of 2013 include $17 million in risk fees from AFG’s warranty operations. Prior to 2013, fees in the warranty operations were included in other income. Average renewal rates for this group remained relatively unchanged in the first nine months of 2013. Reinsurance premiums ceded as a percentage of gross written premiums declined 4 percentage points for the first nine months of 2013 compared to the first nine months of 2012 reflecting the impact of reinsurance reinstatement premiums paid in the third quarter of 2012 and a change in the mix of business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG's internal reinsurance program from the operations that make up AFG's other Specialty sub-components.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below details the components of the combined ratio for AFG's property and casualty segment for the first nine months of 2013 compared to the first nine months of 2012:

	Nine months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012
Property and transportation
Loss and LAE ratio	75.1%	69.4%	5.7%
Underwriting expense ratio	25.3%	27.4%	(2.1%)
Combined ratio	100.4%	96.8%	3.6%
Underwriting profit (loss)				$(5)	$33

Specialty casualty
Loss and LAE ratio	57.1%	59.5%	(2.4%)
Underwriting expense ratio	34.4%	34.0%	0.4%
Combined ratio	91.5%	93.5%	(2.0%)
Underwriting profit				$70	$45

Specialty financial
Loss and LAE ratio	33.3%	38.9%	(5.6%)
Underwriting expense ratio	52.5%	51.7%	0.8%
Combined ratio	85.8%	90.6%	(4.8%)
Underwriting profit				$50	$28

Total Specialty
Loss and LAE ratio	61.5%	61.1%	0.4%
Underwriting expense ratio	32.9%	33.3%	(0.4%)
Combined ratio	94.4%	94.4%	—%
Underwriting profit				$131	$116

Aggregate — including discontinued lines
Loss and LAE ratio	64.1%	63.0%	1.1%
Underwriting expense ratio	32.9%	33.3%	(0.4%)
Combined ratio	97.0%	96.3%	0.7%
Underwriting profit				$70	$77

The Specialty insurance operations generated an underwriting profit of $131 million in the first nine months of 2013 compared to $116 million in the first nine months of 2012, an increase of $15 million (13%). The higher profit in the first nine months of 2013 is primarily the result of higher underwriting profits in the Specialty casualty and Specialty financial groups partially offset by lower underwriting profits and higher catastrophe losses in the Property and transportation businesses. Overall catastrophe losses were $30 million (1.3 points on the combined ratio) during the first nine months of 2013 compared to $13 million (0.6 points) during the first nine months of 2012.

Property and transportation This group reported an underwriting loss of $5 million for the first nine months of 2013 compared to a $33 million underwriting gain for the first nine months of 2012, a decrease in underwriting profit of $38 million. This decline is due primarily to lower profitability in the transportation businesses and higher catastrophe losses from the impact of the spring storms in the southeastern United States. Catastrophe losses were $27 million (2.4 points on the combined ratio) for this group during the first nine months of 2013 compared to $7 million (0.7 points) during the first nine months of 2012.

Specialty casualty Underwriting profit was $70 million for the first nine months of 2013 compared to $45 million in the first nine months of 2012, an increase of $25 million (56%), reflecting a lower current accident year loss ratio as well as increased favorable reserve development.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial Underwriting profit was $50 million for the first nine months of 2013 compared to $28 million in the first nine months of 2012, an increase of $22 million (79%). The improved results were due primarily to higher underwriting profits in the financial institutions business, primarily from lender-placed mortgage property insurance.

Losses and Loss Adjustment Expenses
AFG's overall loss and LAE ratio was 64.1% for the first nine months of 2013 compared to 63.0% for the first nine months of 2012, an increase of 1.1 percentage points. The components of AFG's property and casualty losses and LAE amounts and ratio are detailed below:

	Nine months ended September 30,
	Amount		Ratio		Change in
	2013	2012	2013	2012	Ratio
Property and transportation
Current year, excluding catastrophe losses	$812	$729	73.1%	70.0%	3.1%
Prior accident years development	(4)	(14)	(0.4%)	(1.3%)	0.9%
Current year catastrophe losses	27	7	2.4%	0.7%	1.7%
Property and transportation losses and LAE and ratio	$835	$722	75.1%	69.4%	5.7%

Specialty casualty
Current year, excluding catastrophe losses	$511	$439	62.0%	63.0%	(1.0%)
Prior accident years development	(42)	(25)	(5.0%)	(3.7%)	(1.3%)
Current year catastrophe losses	1	2	0.1%	0.2%	(0.1%)
Specialty casualty losses and LAE and ratio	$470	$416	57.1%	59.5%	(2.4%)

Specialty financial
Current year, excluding catastrophe losses	$124	$130	35.6%	43.3%	(7.7%)
Prior accident years development	(10)	(16)	(2.9%)	(5.5%)	2.6%
Current year catastrophe losses	2	3	0.6%	1.1%	(0.5%)
Specialty financial losses and LAE and ratio	$116	$117	33.3%	38.9%	(5.6%)

Total Specialty
Current year, excluding catastrophe losses	$1,482	$1,327	63.3%	63.5%	(0.2%)
Prior accident years development	(70)	(62)	(3.1%)	(3.0%)	(0.1%)
Current year catastrophe losses	30	13	1.3%	0.6%	0.7%
Total Specialty losses and LAE and ratio	$1,442	$1,278	61.5%	61.1%	0.4%

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$1,483	$1,327	63.3%	63.5%	(0.2%)
Prior accident years development	(10)	(23)	(0.5%)	(1.1%)	0.6%
Current year catastrophe losses	30	13	1.3%	0.6%	0.7%
Aggregate losses and LAE and ratio	$1,503	$1,317	64.1%	63.0%	1.1%
Net prior year reserve development
AFG's Specialty property and casualty operations recorded net favorable reserve development related to prior accident years of $70 million in the first nine months of 2013 compared to $62 million in the first nine months of 2012, an increase of $8 million (13%).

Property and transportation Net favorable reserve development of $4 million in the first nine months of 2013 reflects lower than expected claims handling expense in the crop business and lower claim severity in the property inland marine and ocean marine businesses, substantially offset by adverse development from increased severity in the commercial auto liability business written by the transportation businesses. Net favorable reserve development of $14 million in the first nine months of 2012 reflects lower than expected loss frequency in crop products, partially offset by higher than expected claim severity in the property and inland marine business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Net favorable reserve development of $42 million in the first nine months of 2013 reflects lower than expected claim severity in directors and officers liability insurance and lower than expected claim severity and frequency in excess liability business. Net favorable reserve development of $25 million in the first nine months of 2012 reflects lower than expected claim severity and frequency in homebuilders’ general liability products and lower than expected claim severity in directors and officers liability insurance substantially offset by higher claim frequency and severity in a run-off book of U.S.-based program (motel/hotel, restaurants, taverns and recreational) business.

Specialty financial Net favorable reserve development of $10 million in the first nine months of 2013 is due to lower than expected frequency and severity in the foreign credit and financial institution services businesses as economic conditions did not affect these lines as adversely as had been anticipated. Net favorable reserve development of $16 million in the first nine months of 2012 reflects lower than expected claim severity in fidelity and crime products, lower than expected frequency and severity in the financial institution service businesses and lower than expected claim frequency and severity in the run-off automobile residual value insurance business.

Other specialty In addition to the development discussed above, total specialty net favorable reserve development reflects amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998 and reserve development associated with AFG’s internal reinsurance program.

Special Asbestos and Environmental Reserve Charges   See “Net prior year reserve development” under “Property and Casualty Insurance — Results of Operations” for the quarters ended September 30, 2013 and 2012 for a discussion of the $54 million and $31 million special A&E charges recorded in the third quarters of 2013 and 2012, respectively.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty segment includes the special A&E charges mentioned above.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. The $27 million in catastrophe losses in the property and transportation group in the first nine months of 2013 resulted primarily from spring storms in the southeastern United States.

Commissions and Other Underwriting Expenses
AFG's property and casualty commissions and other underwriting expenses ("U/W Exp") were $772 million in the first nine months of 2013 compared to $697 million for the first nine months of 2012, an increase of $75 million (11%). AFG's underwriting expense ratio was 32.9% for the first nine months of 2013 compared to 33.3% for the first nine months of 2012, a decrease of 0.4 percentage points. Detail of AFG's property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Nine months ended September 30,
	2013		2012		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$281	25.3%	$285	27.4%	(2.1%)
Specialty casualty	285	34.4%	238	34.0%	0.4%
Specialty financial	184	52.5%	156	51.7%	0.8%
Other specialty	22	37.3%	18	37.2%	0.1%
	$772	32.9%	$697	33.3%	(0.4%)

The overall decrease of 0.4% in AFG's expense ratio for the first nine months of 2013 as compared to the first nine months of 2012, as well as the fluctuations in AFG's sub-components, reflects the impact of higher premiums on the ratio partially offset by changes in the mix of AFG's business and the impact of certain reinsurance ceding commissions received that are partially based on the profitability of the business ceded.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.1 percentage points for the first nine months of 2013 compared to the first nine months of 2012 reflecting the timing of the determination of reimbursements for administrative and operating expenses under the Federal crop insurance program and the impact of higher premiums on the ratio partially offset by lower profitability-based commissions received from reinsurers.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.4 percentage points for the first nine months of 2013 compared to the first nine months of 2012 reflecting higher profitability-based commissions related to international business, partially offset by the impact of higher premiums on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.8 percentage points for the first nine months of 2013 compared to the first nine months of 2012 reflecting higher profitability-based commissions and lower ceding commissions from reinsurers, partially offset by the impact of higher premiums on the ratio.

Property and Casualty Net Investment Income
Net investment income in AFG's property and casualty operations was $196 million for the first nine months of 2013 compared to $206 million in the first nine months of 2012, a decrease of $10 million (5%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG's investment portfolio yield. The average invested assets and overall earned yield on investments held by AFG's property and casualty operations are provided below (dollars in millions):

	Nine months ended September 30,
	2013	2012	Change	% Change
Net investment income	$196	$206	$(10)	(5%)

Average invested assets (at amortized cost)	$6,876	$6,623	$253	4%

Yield (net investment income as a % of average invested assets)	3.80%	4.15%	(0.35%)

The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.80% for the first nine months of 2013 compared to 4.15% for the first nine months of 2012, a decline of 0.35 percentage points. In addition to the impact of lower yields available in the financial markets, the $253 million increase in average invested assets reflects primarily higher average cash and cash equivalent balances.

Property and Casualty Other Income and Expense, Net
Other income and expenses, net for AFG's property and casualty operations was a net expense of $27 million for the first nine months of 2013 compared to $33 million for the first nine months of 2012, a decrease of $6 million (18%). The table below details the items included in other income and expenses, net for AFG's property and casualty operations (in millions):

	Nine months ended September 30,
	2013	2012
Other income
Warranty operations	$—	$12
Income from the sale of real estate	4	—
Other	6	5
Total other income	10	17
Other expenses
Warranty operations	—	14
Amortization of intangibles	10	10
Other	24	23
Total other expense	34	47
Interest expense	3	3
Other income and expenses, net	$(27)	$(33)

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG's annuity operations contributed $231 million in GAAP pretax earnings in the first nine months of 2013 compared to $188 million in the first nine months of 2012, an increase of $43 million (23%). AFG’s annuity operations contributed $236 million in core pretax earnings in the first nine months of 2013 compared to $188 million in the first nine months of 2012, an increase of $48 million (26%). The increase in both GAAP and core pretax earnings was a result of growth in the annuity business and the favorable impact that rising interest rates and strong stock market performance in the first nine months of 2013 had on AFG’s fixed-indexed annuity business. Results for the first nine months of 2012 reflect the negative impact of sharply lower interest rates partially offset by the impact of strong stock market performance on the fixed-indexed annuity business.

In the second quarter of 2013, AFG recorded a pretax charge of $5 million in its annuity operations to cover expected assessments from state guaranty funds related to the insolvency and liquidation of Executive Life Insurance Company of New York (“ELNY”), an unaffiliated life insurance company. ELNY was placed into rehabilitation by the New York Insurance Department in 1991. In April 2012, ELNY was declared insolvent and ordered into liquidation. AFG’s life insurance subsidiaries are required under the solvency or guaranty laws of most states in which they do business to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies such as ELNY and started receiving guaranty fund assessments related to ELNY from various states in the second quarter of 2013. AFG does not expect to record significant additional charges for ELNY guaranty fund assessments in future quarters.

The following table details AFG's GAAP and core earnings before income taxes from its annuity operations for the nine months ended September 30, 2013 and 2012 (dollars in millions).

	Nine months ended September 30,
	2013	2012	% Change
Revenues:
Net investment income	$764	$722	6%
Other income:
Guaranteed withdrawal benefit fees	18	9	100%
Policy charges and other miscellaneous income	28	30	(7%)
Total revenues	810	761	6%

Costs and Expenses:
Annuity benefits (a)	394	417	(6%)
Acquisition expenses	114	92	24%
Other expenses (b)	66	64	3%
Total costs and expenses	574	573	—%
Core earnings before income taxes	236	188	26%
Pretax non-core ELNY guaranty fund assessments	(5)	—	—%
GAAP earnings before income taxes	$231	$188	23%
(a) Annuity benefits consisted of the following (in millions):

	Nine months ended September 30,
	2013	2012	% Change
Interest credited — fixed	$333	$329	1%
Interest credited — fixed component of variable annuities	5	5	—%
Change in expected death and annuitization reserve	14	14	—%
Amortization of sales inducements	23	23	—%
Change in guaranteed withdrawal benefit reserve	28	9	211%
Change in other benefit reserves	6	7	(14%)
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	110	97	13%
Equity option mark-to-market	(125)	(67)	87%
Total annuity benefits	$394	$417	(6%)
(b) Other expenses exclude the non-core ELNY guaranty fund assessments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG's fixed annuity operations (including fixed-indexed annuities):

	Nine months ended September 30,
	2013	2012	% Change
Average fixed annuity investments (at amortized cost)	$18,693	$16,371	14%
Average fixed annuity benefits accumulated	18,231	16,147	13%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	5.40%	5.82%
Interest credited — fixed	(2.43%)	(2.72%)
Net interest spread	2.97%	3.10%

Policy charges and other miscellaneous income	0.14%	0.17%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.39%)	(0.32%)
Acquisition expenses	(0.80%)	(0.72%)
Other expenses (*)	(0.45%)	(0.49%)
Change in fair value of derivatives related to fixed-indexed annuities	0.11%	(0.29%)
Net spread earned on fixed annuities	1.58%	1.45%

(*) Excludes the $5 million second quarter 2013 non-core charge for the ELNY guaranty fund assessments. Including this charge, the net spread earned on fixed annuities was 1.54% for the nine months ended September 30, 2013.

Annuity Net Investment Income
Net investment income for the first nine months of 2013 was $764 million compared to $722 million for the first nine months of 2012, an increase of $42 million (6%). This increase reflects primarily the growth in AFG’s annuity business. The overall yield earned on investments in AFG's annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.42 percentage points for the first nine months of 2013 compared to the same period in 2012. This decline in net investment yield reflects (i) the investment of new premium dollars in the recent low interest rate environment and (ii) the impact of the maturity and redemption of higher yielding investments.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first nine months of 2013 was $333 million compared to $329 million for the first nine months of 2012, an increase of $4 million (1%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn as well as the impact of crediting rate reductions on existing policyholder funds that were implemented in the second half of 2012. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.29 percentage points in the first nine months of 2013 compared to the same period of 2012. During the first nine months of 2013, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

Annuity Net Interest Spread
AFG's net interest spread decreased 0.13 percentage points in the first nine months of 2013 compared to the same period in 2012 due primarily to the run-off of higher yielding investments, partially offset by lower crediting rates.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income for the first nine months of 2013 were $28 million compared to $30 million for the first nine months of 2012, a decrease of $2 million (7%). Policy charges and other miscellaneous income for AFG's annuity operations, which consist primarily of surrender charges, as a percentage of average fixed annuity benefits accumulated declined 0.03 percentage points primarily reflecting lower surrender charge rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees for the first nine months of 2013 were $53 million compared to $44 million for the first nine months of 2012, an increase of $9 million (20%). In addition to interest credited to policyholders’ accounts, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Nine months ended September 30,
	2013	2012
Change in expected death and annuitization reserve	$14	$14
Amortization of sales inducements	23	23
Change in guaranteed withdrawal benefit reserve	28	9
Change in other benefit reserves	6	7
Other annuity benefits	71	53
Offset guaranteed withdrawal benefit fees	(18)	(9)
Other annuity benefits, net	$53	$44

The $9 million increase in other annuity benefits, net of guaranteed withdrawal benefit fees for the first nine months of 2013 compared to the first nine months of 2012 reflects primarily increased sales of products with guaranteed withdrawal benefit features.

Annuity Acquisition Expenses
AFG's amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.80% for the first nine months of 2013 compared to 0.72% for the first nine months of 2012 and has generally ranged between 0.70% and 0.80%. Variances in these percentages generally relate to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the favorable impact of the increase in market interest rates during 2013 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting acceleration in the amortization of DPAC.

Annuity Other Expenses
Annuity other expenses for the first nine months of 2013 were $66 million excluding the non-core ELNY guaranty fund assessments charge, compared to $64 million for the first nine months of 2012, an increase of $2 million (3%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses declined 0.04 percentage points for the first nine months of 2013 as compared to the first nine months of 2012.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately 45% of annuity benefits accumulated at September 30, 2013, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements.” The net change in fair value of derivatives related to fixed-indexed annuities reduced annuity benefits by $15 million in the first nine months of 2013 as the impact of strong stock market performance on the embedded derivative was more than offset by the positive impact of higher market interest rates. Conversely, the net change in fair value of the derivatives related to fixed-indexed annuities increased annuity benefits expense by $30 million in the first nine months of 2012 reflecting the negative impact of sharply lower market interest rates on the embedded derivative.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.13 percentage points in the first nine months of 2013 compared to the same period in 2012 as the 0.13 percentage points decrease in AFG’s net interest spread was more than offset by the impact of changes in the fair value of derivatives discussed above.

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

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses (sales inducements), excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG's annuity benefits accumulated liability for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine months ended September 30,
	2013	2012
Beginning fixed annuity reserves	$17,274	$15,188
Fixed annuity premiums (receipts)	2,613	2,385
Federal Home Loan Bank advances	200	—
Surrenders, benefits and other withdrawals	(1,085)	(1,042)
Interest and other annuity benefit expenses:
Interest credited	333	329
Embedded derivative mark-to-market	110	97
Change in other benefit reserves	60	42
Ending fixed annuity reserves	$19,505	$16,999

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$19,505	$16,999
Impact of unrealized investment gains	84	46
Fixed component of variable annuities	196	200
Annuity benefits accumulated per balance sheet	$19,785	$17,245

Statutory Annuity Premiums
AFG's annuity operations generated statutory premiums of $2.65 billion in the first nine months of 2013 compared to $2.43 billion in the first nine months of 2012, an increase of $221 million (9%). The following table summarizes AFG's annuity sales (dollars in millions):

	Nine months ended September 30,
	2013	2012	% Change
Retail single premium annuities — indexed	$1,314	$1,357	(3%)
Retail single premium annuities — fixed	112	118	(5%)
Financial institutions single premium annuities — indexed	604	232	160%
Financial institutions single premium annuities — fixed	427	501	(15%)
Education market — 403(b) fixed and indexed annuities	156	177	(12%)
Total fixed annuity premiums	2,613	2,385	10%
Variable annuities	39	46	(15%)
Total annuity premiums	$2,652	$2,431	9%

The 9% increase in annuity premiums in the first nine months of 2013 compared to the same period in 2012 reflects continued successful distribution channel expansion, primarily in the financial institutions market, as well as new product offerings. Management also believes that AFG has benefitted from its strong ratings, and that the entire annuity industry has benefitted from the rise in interest rates in 2013, particularly in the financial institutions market.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the GAAP and core net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the nine months ended 2013 and 2012 (in millions):

	Nine months ended September 30,
	2013	2012
Earnings on fixed annuity benefits accumulated (a)	$216	$179
Earnings on investments in excess of fixed annuity benefits accumulated (b)	18	9
Variable annuity earnings	2	—
Core earnings before income taxes	236	188
Pretax non-core ELNY guaranty fund assessments	(5)	—
GAAP earnings before income taxes	$231	$188

(a) Excludes the pretax non-core ELNY guarantee fund assessments of $5 million recorded in the second quarter of 2013.
(b) Net investment income (as a % of investments) of 5.40% and 5.82% for the nine months ended September 30, 2013 and 2012, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG's earnings before income taxes from its run-off long-term care and life operations for the nine months ended September 30, 2013 and 2012 (dollars in millions):

	Nine months ended September 30,
	2013	2012	% Change
Revenues:
Net earned premiums:
Long-term care	$58	$59	(2%)
Life operations	29	32	(9%)
Net investment income	57	54	6%
Other income	3	1	200%
Total revenues	147	146	1%

Costs and Expenses:
Life, accident and health benefits:
Long-term care	85	66	29%
Life operations	35	41	(15%)
Acquisition expenses	14	15	(7%)
Other expenses	20	16	25%
Total costs and expenses	154	138	12%
Earnings (loss) before income taxes	$(7)	$8

The increase in long-term care benefits expense in the first nine months of 2013 as compared to the 2012 period is due primarily to an increase in new claims. Due to the nature and size of its long-term care business, AFG expects claims volatility from period to period. Management continues to monitor the long-term care business. The decrease in life benefits expense in the first nine months of 2013 as compared to the 2012 period is due primarily to improved claims experience in the first half of 2013.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Medicare Supplement and Critical Illness Segment — Results of Operations AFG's Medicare supplement and critical illness segment contributed $183 million in GAAP pretax earnings in the first nine months of 2012, which includes a $155 million pretax non-core realized gain on the August 2012 sale of these businesses. See Note B — “Acquisitions and Sales of Subsidiaries.” The following table details AFG's GAAP and core earnings before income taxes from its Medicare supplement and critical illness business (in millions):

	Nine months ended September 30,
	2013	2012
Revenues:
Net earned premiums	$—	$199
Net investment income	—	7
Other income	—	6
Total revenues	—	212

Costs and Expenses:
Life, accident and health benefits	—	131
Acquisition expenses	—	31
Other expenses	—	22
Total costs and expenses	—	184
Core earnings before income taxes	—	28
Pretax non-core realized gain on sale of Medicare supplement and critical illness	—	155
GAAP earnings before income taxes	$—	$183

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains) totaled $144 million for the first nine months of 2013 compared to $143 million in the first nine months of 2012, an increase of $1 million (1%). AFG's net core pretax loss outside of its insurance operations (excluding realized gains) totaled $122 million for the first nine months of 2013 compared to $118 million for the first nine months of 2012, an increase of $4 million (3%).

The following table details AFG's GAAP and core loss before income taxes from operations outside of its insurance operations for the nine months ended September 30, 2013 and 2012 (dollars in millions):

	Nine months ended September 30,
	2013	2012	% Change
Revenues:
Net investment income	$6	$4	50%
Other income	24	18	33%
Total revenues	30	22	36%

Costs and Expenses:
Interest charges on borrowed money	51	54	(6%)
Other expenses (*)	101	86	17%
Total costs and expenses	152	140	9%
Core loss before income taxes, excluding realized gains	(122)	(118)	3%
Pretax non-core items, excluding realized gains:
Special A&E charge	(22)	(2)	1,000%
Other	—	(23)	(100%)
GAAP earnings before income taxes, excluding realized gains	$(144)	$(143)	1%

(*) Excludes pretax non-core special A&E charges of $22 million and $2 million for the first nine months of 2013 and 2012, respectively. Other expenses for the first nine months of 2012 also exclude $23 million in other non-core charges. See “Holding Company, Other and Unallocated — Results of Operations” for the quarters ended September 30, 2013 and 2012 for a discussion of these non-core charges.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Net Investment Income
AFG recorded investment income on investments held outside of its insurance operations of $6 million in the first nine months of 2013 and $4 million in the first nine months of 2012.

Holding Company and Other — Other Income
Other income in the table above includes $12 million in the first nine months of 2013 and $14 million in the first nine months of 2012 of management fees paid to AFG by the AFG-managed CLOs (AFG's consolidated managed investment entities). These fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under Results of Operations — Segmented Statement of Earnings. Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $12 million in the first nine months of 2013 compared to $4 million in the first nine months of 2012. Results for the first nine months of 2012 include a charge of $4 million to write-down a fixed asset that is being sold.

Holding Company and Other — Interest Charges on Borrowed Money
AFG's holding companies and other operations outside of its insurance operations recorded interest expense of $51 million in the first nine months of 2013 compared to $54 million in the first nine months of 2012, a decrease of $3 million (6%). In 2012, AFG issued new Senior Notes and used the proceeds to redeem higher rate debt.

Holding Company and Other — Other Expenses
See “Holding Company and Other — Other Expenses” under “Holding Company, Other and Unallocated — Results of Operations” for the quarters ended September 30, 2013 and 2012 for a discussion of the $22 million and $25 million in non-core charges recorded in the third quarter of 2013 and 2012, respectively. Excluding these non-core charges, AFG's holding companies and other operations outside of its insurance operations recorded other expenses of $101 million in the first nine months of 2013 compared to $86 million in the first nine months of 2012, an increase of $15 million (17%). The $15 million increase reflects the impact of higher holding company expenses, primarily related to certain share-based incentive plans.

Consolidated Realized Gains (Losses) on Securities   AFG's consolidated realized gains on securities, which are not allocated to segments, were $154 million in the first nine months of 2013 compared to $145 million in the first nine months of 2012, an increase of $9 million (6%). Realized gains (losses) on securities consisted of the following (in millions):

	Nine months ended September 30,
	2013	2012
Realized gains (losses) before impairments:
Disposals	$158	$169
Change in the fair value of derivatives	2	1
Adjustments to annuity deferred policy acquisition costs and related items	—	(6)
	160	164
Impairment charges:
Securities	(6)	(24)
Adjustments to annuity deferred policy acquisition costs and related items	—	5
	(6)	(19)
	$154	$145

Realized gains on disposals include gains on sales of shares of Verisk Analytics, Inc. of $49 million in the first nine months of 2013 and $66 million in the first nine months of 2012.

Consolidated Income Taxes   AFG's consolidated provision for income taxes was $155 million for the first nine months of 2013 compared to $184 million in the first nine months of 2012, a decrease of $29 million (16%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Noncontrolling Interests   AFG's consolidated net loss attributable to noncontrolling interests was $25 million for the first nine months of 2013 compared to $55 million for the first nine months of 2012, a decrease of $30 million. The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Nine months ended September 30,
	2013	2012	% Change
National Interstate	$4	$12	(67%)
Marketform	—	(4)	(100%)
Managed Investment Entities	(30)	(64)	(53%)
Other	1	1	—%
	$(25)	$(55)	(55%)

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

NEW ACCOUNTING STANDARDS
See Note A — “Accounting Policies — Accounting Standards Adopted in 2013” for a discussion of new accounting standards adopted by AFG in 2013.

_____________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure of Market Risk
As of September 30, 2013, there were no material changes to the information provided in Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” of AFG’s 2012 Form 10-K.
ITEM 4
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2013 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first nine months of 2013 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Quarter	61,586	$43.71	61,586	7,501,271
Second Quarter	1,386,570	$48.37	1,386,570	6,114,701
July	—	$—	—	6,114,701
August	—	$—	—	6,114,701
September	—	$—	—	6,114,701

(a)
Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in August 2012 and February 2013. AFG’s Board of Directors authorized the repurchase of five million additional shares in February 2013.

In addition, AFG acquired 890 shares of its Common Stock (at $41.42 per share) in January 2013, 28,463 shares (at an average of $43.52 per share) in February 2013, and 15,826 shares (at $51.82 per share) in August 2013 in connection with its stock incentive plans.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

November 8, 2013	BY:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and
Chief Financial Officer