Form 10-K
period 2013-12-31
AMERICAN FINANCIAL GROUP INC
filed 2014-02-28
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013	Commission File No. 1-13653
AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
301 East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange and Nasdaq Global Select Market
6-3/8% Senior Notes due June 12, 2042	New York Stock Exchange
5-3/4% Senior Notes due August 25, 2042	New York Stock Exchange
7% Senior Notes due September 30, 2050	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
          Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $3.9 billion.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 89,560,038 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2014.
________________________________
Documents Incorporated by Reference:
Proxy Statement for 2014 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).
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
Actual results and/or financial condition could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including but not limited to the following and those discussed in Item 1A — Risk Factors.

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

PART I
ITEM 1
Business

Introduction

American Financial Group, Inc. (“AFG” or the “Company”) is a holding company that, through the operations of Great American Insurance Group, is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of fixed and fixed-indexed annuities in the retail, financial institutions and education markets. Its address is 301 East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. SEC filings, news releases, AFG’s Code of Ethics applicable to directors, officers and employees and other information may be accessed free of charge through AFG’s Internet site at: www.AFGinc.com. (Information on AFG’s Internet site is not part of this Form 10-K.)

Property and Casualty Insurance Segment

General

AFG’s property and casualty operations provide a wide range of commercial coverages through the approximately 30 niche insurance businesses that make up the Great American Insurance Group. AFG’s property and casualty insurance operations ultimately report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. Each business is managed by experienced professionals in particular lines or customer groups and operates autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations employed approximately 5,300 people as of December 31, 2013. These operations are conducted through the subsidiaries listed in the following table, which includes independent ratings and 2013 net written premiums (in millions) for each major subsidiary. Ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a rating in the “A” category by A.M. Best is important to compete successfully in most lines of business.

	Ratings		Net Written
	AM Best	S&P	Premiums
Company
Great American Insurance Pool (*)	A+	A+	$2,135
National Interstate	A	not rated	538
Republic Indemnity	A	A+	216
Marketform Lloyd’s Syndicate	A	A+	166
Mid-Continent Casualty	A+	A+	147
American Empire Surplus Lines	A+	A+	80
Other			59
			$3,341

(*)    The Great American Insurance Pool represents Great American Insurance Company (“GAI”) and 10 subsidiaries.

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

AFG’s statutory combined ratio averaged 94.1% for the period 2011 to 2013 as compared to 102.2% for the property and casualty industry over the same period (Source: “A.M. Best’s U.S. Property/Casualty Review & Preview” — February 2014 Edition). AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

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

The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2013	2012	2011
Gross written premiums	$4,805	$4,321	$4,106
Ceded reinsurance	(1,464)	(1,372)	(1,336)
Net written premiums	$3,341	$2,949	$2,770

Net earned premiums	$3,204	$2,847	$2,759
Loss and LAE	1,986	1,842	1,694
Special asbestos and environmental (“A&E”) charges	54	31	50
Underwriting expenses	1,019	887	835
Underwriting gain	$145	$87	$180

GAAP ratios:
Loss and LAE ratio	63.7%	65.8%	63.2%
Underwriting expense ratio	31.8%	31.1%	30.2%
Combined ratio	95.5%	96.9%	93.4%

Statutory ratios:
Loss and LAE ratio	62.2%	63.2%	60.4%
Underwriting expense ratio	31.9%	32.4%	32.3%
Combined ratio	94.1%	95.6%	92.7%

Industry statutory combined ratio (a)
All lines	97.6%	102.2%	106.7%
Commercial lines	98.3%	104.4%	106.7%

(a)	The source of the industry ratios is “A.M. Best’s U.S. Property/Casualty — Review & Preview” (February 2014 Edition).

As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, severe storms, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG’s insurance operations from current accident year catastrophes were $31 million in 2013, $46 million in 2012 and $43 million in 2011 and are included in the table above.

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

Workers’ Compensation	Provides coverage for prescribed benefits payable to employees who are injured on the job.

Specialty Financial
Fidelity and Surety	Provides fidelity and crime coverage for government, mercantile and financial institutions and surety coverage for various types of contractors and public and private corporations.
Lease and Loan Services	Provides coverage for insurance risk management programs for lending and leasing institutions, including equipment leasing and collateral and lender-placed mortgage property insurance.

Management believes specialization is the key element to the underwriting success of these business units. These specialty businesses are opportunistic and their premium volume will vary based on prevailing market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets that meet its profitability objectives. For example, in January 2014, AFG announced that it had reached a definitive agreement to acquire Summit Holdings Southeast, Inc. and its related companies. Summit is a leading provider of workers’ compensation solutions in the southeastern United

States, with over $500 million in net written premiums in 2013. Likewise, AFG will withdraw from markets that do not meet its profit objectives or business strategy, such as the withdrawal from certain program business in 2010 and 2011.

Premium Distribution

The following table shows the net written premiums by sub-segment for AFG’s property and casualty insurance operations for 2013, 2012 and 2011 (dollars in millions):

	2013	2012	2011
Property and transportation	$1,547	$1,473	$1,436
Specialty casualty	1,224	992	867
Specialty financial	486	411	398
Other	84	73	69
	$3,341	$2,949	$2,770

The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers for 2013, 2012 and 2011 is shown below. Approximately 5% of AFG’s direct written premiums in 2013 were derived from non U.S.-based insurers, primarily Marketform, a United Kingdom-based Lloyd’s insurer.

	2013	2012	2011		2013	2012	2011
California	13.8%	12.6%	12.0%	Georgia	2.3%	2.4%	2.4%
Illinois	6.8%	7.1%	8.0%	Indiana	2.3%	2.6%	2.9%
Texas	6.8%	6.9%	6.8%	New Jersey	2.3%	2.1%	2.1%
New York	6.6%	5.9%	4.8%	Pennsylvania	2.3%	2.6%	2.6%
Florida	4.3%	4.4%	4.5%	Ohio	2.1%	2.3%	2.4%
Iowa	3.4%	3.7%	3.8%	Oklahoma	2.1%	2.2%	2.0%
Kansas	3.2%	3.7%	4.1%	Nebraska	2.1%	2.2%	2.3%
Missouri	3.1%	2.9%	3.2%	North Dakota	2.1%	2.1%	2.2%
South Dakota	2.7%	2.5%	2.7%	Minnesota	2.0%	2.1%	2.1%
Michigan	2.4%	2.4%	1.8%	Other	24.9%	25.0%	25.1%
North Carolina	2.4%	2.3%	2.2%		100.0%	100.0%	100.0%

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

AFG has taken steps to limit its exposure to wind and earthquake losses by purchasing catastrophe reinsurance. In addition, AFG purchases catastrophe reinsurance for its workers’ compensation businesses. Although the cost of catastrophe reinsurance varies depending on exposure and the level of worldwide loss activity, AFG continues to obtain reinsurance coverage in adequate amounts at acceptable rates due to management’s decision to limit overall exposure to catastrophe losses through individual risk selection (including minimizing coastal and known fault-line exposures).

In addition to the large line capacity and catastrophe reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 11% of AFG’s total property and casualty reinsurance recoverable (net of payables to reinsurers) at December 31, 2013: Hannover Reinsurance Co. Ltd, Munich Reinsurance America, Inc. and Swiss Reinsurance America Corporation. In addition, AFG has a reinsurance recoverable from Ohio Casualty Insurance Company of $191 million related to that company’s purchase of AFG’s commercial lines business in 1998. No other reinsurers exceeded 5% of AFG’s property and casualty reinsurance recoverable.

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

The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions) as of January 1, 2014:

	Retention Maximum	Reinsurance Coverage (a)
Coverage
California Workers’ Compensation	$2	$148
Other Workers’ Compensation	2	48
Commercial Umbrella	4	46
Property — General	5	45
Property — Catastrophe	19	81

(a)	Reinsurance covers substantial portions of losses in excess of retention. However, in general, losses resulting from terrorism are not covered.

In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation (“FCIC”). The FCIC offers both proportional (or “quota share”) and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 15% to 25% of gross written premium with the FCIC. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit sharing provision. During both 2013 and 2012, AFG reinsured 52.5% of premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. AFG expects to utilize similar levels of reinsurance in 2014.

The Balance Sheet caption “recoverables from reinsurers” included approximately $82 million on paid losses and LAE and $2.12 billion on unpaid losses and LAE at December 31, 2013. These amounts are net of allowances of approximately $27 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2013	2012	2011
Reinsurance ceded	$1,464	$1,372	$1,336
Reinsurance ceded, excluding crop	802	743	652
Reinsurance assumed — including involuntary pools and associations	61	38	45

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

The following table presents the development of AFG’s liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2013. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years, particularly with regard to A&E charges, settlements and reallocations as detailed below. The middle line shows a cumulative deficiency (redundancy), which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. See Note O — “Insurance — Property and Casualty Insurance Reserves” to the financial statements for an analysis of changes in AFG’s estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Liability for unpaid losses and loss adjustment expenses:
As originally estimated	$2,901	$3,155	$3,619	$3,791	$3,868	$4,154	$3,899	$4,164	$4,282	$4,129	$4,288
As re-estimated at December 31, 2013	$3,527	$3,383	$3,391	$3,317	$3,295	$3,784	$3,664	$4,041	$4,252	$4,114	N/A
Liability re-estimated:
One year later	104.9%	106.3%	98.4%	97.4%	93.6%	95.2%	96.0%	98.3%	99.3%	99.6%
Two years later	114.0%	106.1%	98.8%	92.3%	89.7%	91.6%	94.2%	97.2%	99.3%
Three years later	114.7%	107.7%	95.2%	89.5%	85.8%	90.4%	93.9%	97.0%
Four years later	118.0%	106.0%	93.6%	87.0%	84.5%	90.8%	94.0%
Five years later	118.5%	105.5%	92.1%	86.5%	84.7%	91.1%
Six years later	118.8%	104.4%	92.1%	87.0%	85.2%
Seven years later	117.9%	104.9%	92.8%	87.5%
Eight years later	118.7%	105.8%	93.7%
Nine years later	119.9%	107.2%
Ten years later	121.6%
Cumulative deficiency (redundancy) (a)	21.6%	7.2%	(6.3%)	(12.5%)	(14.8%)	(8.9%)	(6.0%)	(3.0%)	(0.7%)	(0.4%)	N/A
Cumulative paid as of:
One year later	27.3%	25.4%	23.5%	22.3%	21.0%	24.0%	21.3%	23.3%	27.7%	27.4%
Two years later	46.4%	40.8%	37.5%	34.8%	32.9%	37.2%	35.9%	38.6%	45.7%
Three years later	58.8%	52.4%	46.9%	43.6%	41.6%	47.0%	47.1%	52.7%
Four years later	68.5%	60.1%	53.6%	49.9%	47.5%	54.5%	57.7%
Five years later	75.2%	65.6%	58.7%	54.2%	52.6%	62.4%
Six years later	80.1%	70.5%	62.1%	58.0%	58.5%
Seven years later	84.4%	73.8%	65.3%	63.2%
Eight years later	87.4%	77.1%	70.3%
Nine years later	90.8%	82.5%
Ten years later	96.4%
(a) Cumulative deficiency (redundancy):
Special A&E charges, settlements and reallocations	12.8%	11.7%	5.3%	5.0%	3.8%	3.2%	3.5%	3.2%	2.0%	1.3%
Other	8.8%	(4.5%)	(11.6%)	(17.5%)	(18.6%)	(12.1%)	(9.5%)	(6.2%)	(2.7%)	(1.7%)
Total	21.6%	7.2%	(6.3%)	(12.5%)	(14.8%)	(8.9%)	(6.0%)	(3.0%)	(0.7%)	(0.4%)	N/A

The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
As originally estimated:
Net liability shown above	$2,901	$3,155	$3,619	$3,791	$3,868	$4,154	$3,899	$4,164	$4,282	$4,129	$4,288
Add reinsurance recoverables	2,059	2,234	2,243	2,309	2,300	2,610	2,513	2,249	2,238	2,716	2,122
Gross liability	$4,960	$5,389	$5,862	$6,100	$6,168	$6,764	$6,412	$6,413	$6,520	$6,845	$6,410
As re-estimated at December 31, 2013:
Net liability shown above	$3,527	$3,383	$3,391	$3,317	$3,295	$3,784	$3,664	$4,041	$4,252	$4,114
Add reinsurance recoverables	2,791	2,586	2,348	2,138	1,930	2,292	1,981	1,987	2,082	3,010
Gross liability	$6,318	$5,969	$5,739	$5,455	$5,225	$6,076	$5,645	$6,028	$6,334	$7,124	N/A
Gross cumulative deficiency (redundancy) (a)	27.4%	10.8%	(2.1%)	(10.6%)	(15.3%)	(10.2%)	(12.0%)	(6.0%)	(2.9%)	4.1%	N/A

(a) Gross cumulative deficiency (redundancy):
Special A&E charges, settlements and reallocations	9.2%	8.6%	4.4%	4.2%	3.2%	2.6%	2.8%	2.8%	1.9%	6.9%
Other	18.2%	2.2%	(6.5%)	(14.8%)	(18.5%)	(12.8%)	(14.8%)	(8.8%)	(4.8%)	(2.8%)
Total	27.4%	10.8%	(2.1%)	(10.6%)	(15.3%)	(10.2%)	(12.0%)	(6.0%)	(2.9%)	4.1%	N/A

In evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFG’s $54 million special A&E charge related to losses recorded in 2013, but incurred before 2003, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

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

The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2013 are as follows (in millions):

Liability reported on a SAP basis, net of $135 million of retroactive reinsurance	$3,709
Reinsurance recoverables, net of allowance	2,122
Other, including reserves of foreign insurers	579
Liability reported on a GAAP basis	$6,410

Asbestos and Environmental (“A&E”) Reserves   AFG’s property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written more than twenty-five years ago. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Item 7 — Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Note M — “Contingencies” to the financial statements.

Management has periodically conducted comprehensive studies of its asbestos and environmental reserves with the aid of outside actuarial and engineering firms and specialty outside counsel, generally every two years, with an in-depth internal review during the intervening years. Charges resulting from these studies and reviews are included in “Incurred losses and LAE” in the table below. As a result of the 2013 external study, AFG recorded a $54 million pretax special charge in the third quarter of 2013 to increase the property and casualty group’s asbestos reserves by $16 million (net of reinsurance) and its environmental reserves by $38 million (net of reinsurance). The increase in asbestos reserves was driven primarily by slightly higher than expected loss experience, higher defense costs and some increased claim severity. As the overall industry exposure to asbestos has matured, the focus of litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases.

The increase in environmental reserves was attributed primarily to a small number of claims where the estimated costs of remediation have increased. There were no newly identified or emerging broad industry trends that were identified in this study. In addition to the third quarter special charge, AFG increased A&E reserves for one claim by $5 million in early 2013 due to fact specific developments. As a result of the in-depth internal review in 2012, AFG recorded a $31 million pretax special charge (net of reinsurance) to increase the property and casualty group’s A&E reserves. The charge relates primarily to an increase in environmental investigative costs and related loss adjustment expenses. In addition to the third quarter special charge, AFG increased A&E reserves for two individual claims by an aggregate of $12 million in 2012 due to fact specific developments and refined estimates of exposure. The 2011 comprehensive study resulted in a $50 million pretax special charge (net of reinsurance) in the second quarter of 2011 to increase the property and casualty group’s A&E reserves.

The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2013	2012	2011
Reserves at beginning of year	$373	$362	$342
Incurred losses and LAE	59	43	50
Paid losses and LAE (*)	(131)	(32)	(30)
Reserves at end of year, net of reinsurance recoverable	301	373	362
Reinsurance recoverable, net of allowance	83	98	92
Gross reserves at end of year	$384	$471	$454

(*)	Paid losses and LAE in 2013 include payments totaling $106 million (net of reinsurance recoveries) associated with the settlement of A.P. Green Industries and another large claim.

Marketing

The property and casualty insurance group directs its sales efforts primarily through independent insurance agents and brokers, although small portions are written through employee agents. Independent agents and brokers generally receive a commission on the sale of each policy. Some agents and brokers are eligible for a bonus commission based on the overall profitability of policies placed with AFG by the broker or agent in a particular year. The property and casualty insurance group writes insurance through several thousand agents and brokers.

Competition

AFG’s property and casualty insurance businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. See Item 1A — Risk Factors. They also compete with self-insurance plans, captive programs and risk retention groups. Due to the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Financial strength ratings, price, commissions and profit sharing terms are also important factors. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped AFG compete successfully.

Annuity Segment

General

AFG sells traditional fixed and fixed-indexed annuities in the retail, financial institutions and education markets through independent producers and through direct relationships with certain financial institutions. The annuity operations employed approximately 500 people at December 31, 2013. These operations are conducted primarily through the subsidiaries listed in the following table, which includes 2013 statutory annuity premiums (in millions), annuity policies in force and independent ratings.

		Annuity
	Annuity	Policies	Ratings
Company	Premiums	In Force	AM Best	S&P
Great American Life Insurance Company	$3,795	329,500	A	A+
Annuity Investors Life Insurance Company	233	129,000	A	A+

AFG believes that the ratings assigned by independent insurance rating agencies are an important competitive factor because agents, potential policyholders, banks, and school districts often use a company’s rating as an initial screening device in considering annuity products. AFG believes that a rating in the “A” category by A.M. Best is necessary to successfully market tax-deferred annuities to public education employees and other non-profit groups and a rating in the “A” category by at least one rating agency is necessary to successfully compete in its other annuity markets. AFG believes that these entities can successfully compete in these markets with their respective ratings.

Statutory premiums of AFG’s annuity operations the last three years were as follows (in millions):

	Premiums
	2013	2012	2011
Retail single premium annuities — indexed	$1,879	$1,662	$1,549
Retail single premium annuities — fixed	165	153	239
Financial institutions single premium annuities — indexed	1,102	291	216
Financial institutions single premium annuities — fixed	628	587	755
Education market — 403(b) fixed and indexed annuities	207	237	257
Total fixed annuity premiums	3,981	2,930	3,016
Variable annuities	52	61	70
Total annuity premiums	$4,033	$2,991	$3,086

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

As an ancillary product in its education market, AFG offers a limited amount of variable annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured. Premiums directed to the underlying investment options maintained in separate accounts are invested in funds managed by various independent investment managers. AFG earns a fee on amounts deposited into separate accounts. Subject to contractual provisions, policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case AFG earns a spread on amounts deposited.

Marketing

AFG sells its single premium annuities, excluding bank production (discussed below), primarily through a retail network of approximately 65 national marketing organizations (“NMOs”) and managing general agents (“MGAs”) who, in turn, direct over 1,500 actively producing agents.

AFG also sells single premium annuities in financial institutions through direct relationships with certain banks and through independent agents and brokers. Premiums generated through AFG’s direct relationship with PNC Bank and through BB&T and Regions Bank by independent brokers were the largest individual sources of annuity premiums in 2013 and accounted for approximately 11%, 7% and 6%, respectively, of AFG’s overall annuity premiums in 2013.

In the education market, schools may allow employees to save for retirement through contributions made on a before-tax basis. Federal income taxes are not payable on pretax contributions or earnings until amounts are withdrawn. AFG sells its education market annuities directly through writing agents rather than through NMOs and MGAs.

AFG is licensed to sell its fixed annuity products in all states except New York; it is licensed to sell its variable products in all states except New York and Vermont. In 2013, the only states that accounted for 5% or more of AFG’s annuity premiums were Florida (9%), California (7%), Ohio (7%), Pennsylvania (7%) and North Carolina (5%). At December 31, 2013, AFG had approximately 480,000 annuity policies in force.

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

No single insurer dominates the markets in which AFG’s annuity businesses compete. See Item 1A — Risk Factors. Competitors include (i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions. In a broader sense, AFG’s annuity businesses compete for retirement savings with a variety of financial institutions offering a full range of financial services. In the bank annuity market, AFG’s annuities compete directly against competitors’ bank annuities, certificates of deposit and other investment alternatives at the point of sale. In addition, over the last few years, several offshore and/or hedge fund companies have made significant acquisitions of annuity businesses, resulting in annuity groups that are larger in size than AFG’s annuity business and that are likely to become more aggressive in marketing their products.

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

Run-off Long-term Care and Life Segment

AFG ceased new sales of long-term care insurance in January 2010. Renewal premiums on approximately 56,000 policies covering approximately 60,000 lives will be accepted unless those policies lapse. Renewal premiums, net of reinsurance, were $76 million in 2013, $79 million in 2012 and $81 million in 2011. At December 31, 2013, AFG’s long-term care insurance reserves were $726 million, net of reinsurance recoverables.

Although AFG no longer actively markets new life insurance products, it continues to service and receive renewal premiums on its in-force block of approximately 180,000 policies and $17.98 billion gross ($4.55 billion net of reinsurance) of life insurance in force at December 31, 2013. Renewal premiums, net of reinsurance, were $33 million in 2013, $34 million in 2012 and $35 million in 2011. At December 31, 2013, AFG’s life insurance reserves were $406 million, net of reinsurance recoverables.

The vast majority of AFG’s investment in its run-off long-term care and life operations (including 100% of its long-term care business) is in the following subsidiaries:

Company	Products
United Teacher Associates Insurance Company	Long-term care, life, annuities
Continental General Insurance Company	Long-term care, life, annuities
Manhattan National Life Insurance Company	Life

The combined GAAP equity (excluding net unrealized gains on marketable securities) of these three companies was $227 million at December 31, 2013. Approximately 80% of this equity was associated with the run-off long-term care business and about 10% was associated with run-off life business. The remainder of this equity was associated with AFG’s ongoing annuity operations.

Medicare Supplement and Critical Illness Segment

In 2012, AFG sold its Medicare supplement and critical illness businesses, which included Loyal American Life Insurance Company and four other insurance companies, to Cigna Corporation for $326 million in cash. This business generated premiums of $199 million in 2012 (through the August sale date) and $304 million in 2011.

Other Operations

Through subsidiaries, AFG is engaged in a variety of other operations, including commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), Whitefield, New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina), Palm Beach (Sailfish Marina and Resort), Florida City, Florida (retail commercial development) and apartments in Louisville and Pittsburgh. These operations employed approximately 500 full-time employees at December 31, 2013.

Investment Portfolio

General

A summary of AFG’s fixed maturities and equity securities is shown in Note E to the financial statements. For additional information on AFG’s investments, see Item 7 — Management’s Discussion and Analysis — “Investments.” Portfolio yields are shown below.

	2013	2012	2011
Yield on Fixed Maturities (a):
Excluding realized gains and losses	5.2%	5.6%	5.7%
Including realized gains and losses	5.3%	5.8%	5.8%

Yield on Equity Securities (a):
Excluding realized gains and losses	5.5%	4.5%	4.8%
Including realized gains and losses	26.4%	25.2%	18.5%

(a)	Based on amortized cost; excludes effects of changes in unrealized gains and losses. Realized losses include impairment charges.

The table below compares total returns, which include changes in fair value, on AFG’s fixed maturities and equity securities to comparable public indices. While there are no directly comparable indices to AFG’s portfolio, the two shown below are widely used benchmarks in the financial services industry.

	2013	2012	2011
Total return on AFG’s fixed maturities	1.3%	9.1%	7.7%
Barclays Capital U.S. Universal Bond Index	(1.3%)	5.5%	7.4%

Total return on AFG’s equity securities	27.1%	18.7%	6.9%
Standard & Poor’s 500 Index	32.4%	16.0%	2.1%

Fixed Maturity Investments

AFG’s bond portfolio is invested primarily in taxable bonds. The following table shows AFG’s available for sale fixed maturities by Standard & Poor’s Corporation or comparable rating as of December 31, 2013 (dollars in millions).

	Amortized	Fair Value
	Cost	Amount	%
S&P or comparable rating
AAA, AA, A	$17,048	$17,542	66%
BBB	4,907	5,160	20%
Total investment grade	21,955	22,702	86%
BB	686	717	3%
B	504	524	2%
CCC, CC, C	1,010	1,154	4%
D, not rated	1,211	1,359	5%
Total non-investment grade	3,411	3,754	14%
Total	$25,366	$26,456	100%

The National Association of Insurance Commissioners (“NAIC”) has retained third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities (“MBS”) based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. Approximately 26% of AFG’s fixed maturity investments are MBS. At December 31, 2013, 97% (based on statutory carrying value of $25.38 billion) of AFG’s fixed maturity investments held by its insurance companies had an NAIC designation of 1 or 2 (the highest of the six designations).

Equity Investments

At December 31, 2013, AFG held common and perpetual preferred stocks with a fair value of $1.18 billion.

Regulation

AFG’s insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2014 from its insurance subsidiaries without seeking regulatory clearance is approximately $610 million.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), among other things, established a Federal Insurance Office (“FIO”) within the U.S. Treasury. Under this law, regulations will need to be created for the FIO to carry out its mandate to focus on systemic risk oversight. The FIO has gathered information regarding the insurance industry and submitted a report to Congress in December 2013. The report concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. It is too early to predict the extent to which the report’s recommendations might result in changes to the current state-based system of insurance industry regulation or ultimately impact AFG’s operations.

Marketform, AFG’s UK-based Lloyd’s insurer, is subject to regulation by the European Union’s executive body, the European Commission. In 2016, Marketform will likely be required to adopt new capital adequacy and risk management regulations known as Solvency II. Because Lloyd’s insurers are already operating under the proposed Solvency II guidelines, implementation is not expected to be material to AFG.

Most states have created insurance guaranty associations that assess solvent insurers to pay claims of insurance companies that become insolvent. In the second quarter of 2013, AFG’s annuity segment recorded a pretax charge of $5 million to cover expected assessments from state guaranty funds related to the insolvency and liquidation of Executive Life Insurance Company of New York, an unaffiliated life insurance company. Annual guaranty assessments for AFG’s insurance companies have not been material.

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

The highly volatile debt and equity markets, lack of liquidity, widening credit spreads and the collapse of several financial institutions during 2008 and early 2009 resulted in significant realized and unrealized losses in AFG’s investment portfolio. Although global economic conditions and financial markets have improved, there is continued uncertainty regarding the duration and strength of the economic recovery, particularly in Europe. Economic growth in the U.S. and internationally may not continue or may be slow for an extended period of time. In addition, other economic conditions (such as unemployment) may continue to be weak. See Item 7A — Quantitative and Qualitative Disclosures about Market Risk — “European Debt Exposure.” At December 31, 2013, AFG’s net unrealized gain on fixed maturity investments was $1.09 billion consisting of gross gains of $1.40 billion and gross losses of $305 million. Although AFG intends to hold its investments with unrealized losses until they recover in value, its intent may change for a variety of reasons as discussed in Item 7 — Management’s Discussion and Analysis — “Investments.” A change in AFG’s ability or intent with regard to a security in an unrealized loss position would result in the recognition of a realized loss.

AFG’s investment performance could also be adversely impacted by the types of investments, industry groups and/or individual securities in which it invests. As of December 31, 2013, 85% of AFG’s investment portfolio was invested in fixed maturity securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. AFG’s equity securities, which represent 4% of its investment portfolio, are subject to market price volatility.

MBS represented about 26% of AFG’s fixed maturity securities at December 31, 2013. AFG’s MBS portfolio will continue to be impacted by general economic conditions, including unemployment levels, real estate values and other factors that could negatively affect the creditworthiness of borrowers. MBS in which the underlying collateral is subprime mortgages represented 3% of AFG’s total fixed maturity portfolio at December 31, 2013; MBS in which the underlying collateral is Alt-A mortgages (risk profile between prime and subprime) represented approximately 4%. See Item 7A — Quantitative and Qualitative Disclosures about Market Risk — “Fixed Maturity Portfolio.”

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

The property and casualty insurance segment operates in a highly competitive industry that is affected by many factors that can cause significant fluctuations in its results of operations. The trend of AFG’s underwriting results typically follows that of the industry and a prolonged downcycle could adversely affect AFG’s results of operations. The businesses in this segment compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. In addition, certain foreign insurers can write business in the U.S. on a tax-advantaged basis and therefore hold a competitive advantage over AFG. AFG also competes with self-insurance plans, captive programs and risk retention groups. Peer companies and major competitors in some or all of AFG’s specialty lines include the following companies and/or their subsidiaries: ACE Ltd., American International Group Inc., Arch Capital Group Ltd., Chubb Corp., Cincinnati Financial Corp., CNA Financial Corp., Liberty Mutual, Markel Corp., Munich Re Group (American Modern Insurance), Hartford Financial Services Group, HCC Insurance Holdings, Inc., Ironshore Insurance Ltd., RLI Corp., The Travelers Companies Inc., Tokio Marine Holdings, Inc. (Philadelphia Consolidated), W.R. Berkley Corp., Wells Fargo Corp. (Rural Community Insurance), XL Group Plc, Fairfax Financial Holdings Limited (Zenith National) and Zurich Financial Services Group.

AFG’s annuity segment competes with individual insurers and insurance groups, mutual funds and other financial institutions. Competitors include the following companies and/or their subsidiaries: ING Life Insurance and Annuity Company, Metropolitan Life Insurance Company, American International Group Inc., Western National Life Insurance Company, Life Insurance Company of the Southwest, Midland National Life Insurance Company, Allianz Life Insurance Company of North America, Guggenheim Life and Annuity Company, Apollo Global Management (Aviva Life and Annuity Company and Athene), Forethought Life Insurance Company, Jackson National Life Insurance Company, Pacific Life Insurance Company and Mutual of Omaha Insurance Company. Financial institutions annuity premiums represented 43% of AFG’s annuity premiums in 2013 and have been a key driver in the growth of AFG’s annuity business since 2009. Approximately 57% of AFG’s financial institutions annuity premiums in 2013 were generated through three large banks. Although AFG has been able to add several new banks in the last few years, the failure to replace these banks if they significantly reduce sales of AFG annuities could reduce AFG’s future growth and profitability. In the financial institutions annuity market, AFG competes directly against competitors’ bank annuities, certificates of deposit and other investment alternatives at the point of sale.

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

AFG relies on the use of reinsurance to limit the amount of risk it retains. The following amounts of gross property and casualty premiums have been ceded to other insurers: 2013 — $1.46 billion (31%), 2012 — $1.37 billion (32%) and 2011 — $1.34 billion (33%). The availability and cost of reinsurance are subject to prevailing market conditions, which are beyond AFG’s control and which may affect AFG’s level of business and profitability. Outside of its property and casualty operations, AFG also has reinsurance recoverables totaling $953 million, including $586 million from Hannover Life Reassurance Company of America (rated A+ by A.M. Best) and $200 million from Loyal American Life Insurance Company, a subsidiary of Cigna (rated A- by A.M. Best), related primarily to the reinsurance of certain benefits in its run-off long-term care and life operations and the August 2012 sale of its Medicare supplement and critical illness businesses. AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds if any reinsurer is unable to meet its obligations under agreements covering the reinsurance ceded.

AFG is subject to comprehensive regulation, and its ability to earn profits may be restricted by these regulations.

As previously discussed under Item 1 — Business — “Regulation,” AFG is subject to comprehensive regulation by government agencies in the states and countries where its insurance company subsidiaries are domiciled and where these subsidiaries issue policies and handle claims. AFG must obtain prior approval for certain corporate actions. The regulations may limit AFG’s ability to obtain rate increases or take other actions designed to increase AFG’s profitability. Such regulation is primarily intended for the protection of policyholders rather than securityholders.

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

As discussed under Item 1 — Business — “Property and Casualty Insurance Segment” and “Annuity Segment — General,” financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales. A downgrade out of the “A” category in AFG’s insurers’ claims-paying and financial strength ratings could significantly reduce AFG’s business volumes in certain lines of business, adversely impact AFG’s ability to access the capital markets and increase AFG’s borrowing costs.

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

The Terrorism Risk Insurance Program Reauthorization Act authorizes the Federal Terrorism Risk Insurance Program, which provides for a system of shared public and private responsibility for certain insured losses resulting from defined acts of terrorism. AFG did not incur any losses due to “acts of terrorism” in 2013, 2012 or 2011. In 2014, AFG would have to sustain terrorism losses in excess of $400 million to be eligible for reinsurance under the program, which also has a total industry cap of $100 billion. The program is due to expire at the end of 2014; however, legislation to extend the program has been introduced in Congress. If Congress eliminates or modifies the program, such action could adversely affect AFG’s property and casualty business through increased exposure to a catastrophic level of terrorism losses.

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

AFG recorded current accident year catastrophe losses of $31 million in 2013 (primarily from spring storms in the southeastern United States), $46 million in 2012 (primarily from Superstorm Sandy) and $43 million in 2011 (primarily from tornadoes). Catastrophes (some of which are seasonal) can be caused by natural events such as hurricanes, windstorms, severe storms, tornadoes, floods, hailstorms, severe winter weather, earthquakes, explosions and fire, and by man-made events, such as terrorist attacks and riots. While not considered a catastrophe by industry standards, droughts can have a significant adverse impact on AFG’s crop insurance results and did negatively impact 2012 results. The extent of losses from a catastrophe is a function of the amount of insured exposure in the area affected by the event and the severity of the event. In addition, certain catastrophes could result in both property and non-property claims from the same event. A severe catastrophe or a series of catastrophes could result in losses exceeding AFG’s reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

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

The earnings on AFG’s annuity products depend significantly upon the extent to which actual experience is consistent with the assumptions used in setting reserves and establishing and amortizing deferred policy acquisition costs (“DPAC”). These assumptions relate to investment yields (and spreads over fixed annuity crediting rates), benefit utilization rates, equity market performance, mortality, surrenders, annuitizations and other withdrawals. Developing such assumptions is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. These assumptions, and therefore AFG’s results of operations, could be negatively impacted by changes in any of the factors listed above. For example, AFG recorded a $2 million pretax charge in 2013 in its annuity business from the net impact of changes in assumptions related to future investment yields, future expected call option costs in the fixed-indexed annuity business, crediting rates and lapses.

The ability to get price increases and appropriate investment yields and variations from the actuarial assumptions used in loss recognition testing in AFG’s closed block of long-term care policies may adversely affect AFG’s profitability.

AFG ceased writing new long-term care insurance policies in January 2010. Previous policies written are guaranteed renewable, but can be re-priced, subject to regulatory approval, to reflect adverse experience. Inability to get needed regulatory approval may adversely impact AFG’s results of operations. In addition, given the duration of the long-term care product, AFG may be unable to purchase appropriate assets with cash flows and durations necessary to match those of future claims in that business.

For long-duration contracts (such as long-term care policies), loss recognition occurs when, based on current expectations as of the measurement date, the existing contract liabilities plus the present value of future premiums (including reasonably expected rate increases), are not expected to cover the present value of future claims payments, related settlement and maintenance costs, and unamortized acquisition costs. Based on loss recognition testing at December 31, 2012, AFG recorded a $153 million pretax charge in 2012 to write off deferred policy acquisition costs and strengthen reserves on its closed block of long-term care insurance, due primarily to the impact of changes in assumptions related to future investment yields resulting from the continued low interest rate environment, as well as changes in claims, expense and persistency assumptions. Although no additional loss recognition charges were recorded in 2013, adverse changes in any of the reserve assumptions in future periods could result in additional loss recognition for this business.

As a holding company, AFG is dependent on the operations of its insurance company subsidiaries to meet its obligations and pay future dividends.

AFG is a holding company and a legal entity separate and distinct from its insurance company subsidiaries. As a holding company without significant operations of its own, AFG’s principal sources of funds are dividends and other distributions from its insurance company subsidiaries. As discussed under Item 1 — Business — “Regulation,” state insurance laws limit the ability of insurance companies to pay dividends or other distributions and require insurance companies to maintain specified levels of statutory capital and surplus. AFG’s rights to participate in any distribution of assets of its insurance company subsidiaries are subject to prior claims of policyholders and creditors (except to the extent that its rights, if any, as a creditor are recognized). Consequently, AFG’s ability to pay debts, expenses and cash dividends to its shareholders may be limited.

Adverse developments in the financial markets may limit AFG’s access to capital.

Financial markets in the U.S. and elsewhere can experience extreme volatility, which exerts downward pressure on stock prices and limits access to the equity and debt markets for certain issuers, including AFG.

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. There is no assurance that this facility will be renewed. In addition, AFG’s access to funds through this facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under AFG’s bank credit line or any other parent company short-term borrowing arrangements during 2013.

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

AFG and its subsidiaries are named as defendants in a number of lawsuits. See Item 1 — Business — “Property and Casualty Insurance Segment — Asbestos and Environmental (“A&E”) Reserves,” Item 3 — Legal Proceedings, and Item 7 — Management’s Discussion and Analysis — “Uncertainties.” Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain and could result in liabilities that may vary from amounts AFG has currently recorded and a material variance could have a material effect on AFG’s business, operations, profitability or financial condition.

Certain shareholders exercise substantial control over AFG’s affairs, which may impede a change of control transaction.

Carl H. Lindner III and S. Craig Lindner are each Co-Chief Executive Officers and Directors of AFG. Together, Carl H. Lindner III and S. Craig Lindner beneficially own 10.1% of AFG’s outstanding Common Stock as of February 1, 2014. As a result, certain members of the Lindner family have the ability to exercise significant influence over AFG’s management, including over matters requiring shareholder approval.

The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.

The price of AFG’s Common Stock, listed on the NYSE and Nasdaq Global Select Market, constantly changes. During 2013, AFG’s Common Stock traded at prices ranging between $39.76 and $58.44. AFG’s Common Stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include but are not limited to:

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

ITEM 2

Properties

Subsidiaries of AFG own several buildings in downtown Cincinnati. AFG and its affiliates occupy approximately 40% of the aggregate 675,000 square feet of commercial and office space in these buildings.

AFG and its insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including the Company’s home offices in Cincinnati. National Interstate occupies approximately 85% of the 177,000 square feet of office space on 17.5 acres of land that it owns in Richfield, Ohio. See Item 1 — Business — “Other Operations” for a discussion of AFG’s other commercial real estate operations.

ITEM 3

Legal Proceedings

AFG and its subsidiaries are involved in litigation from time to time, generally arising in the ordinary course of business. This litigation may include, but is not limited to, general commercial disputes, lawsuits brought by policyholders, employment matters, reinsurance collection matters and actions challenging certain business practices of insurance subsidiaries. Except for the following, management believes that none of the litigation meets the threshold for disclosure under this Item.

AFG’s insurance company subsidiaries and its 100%-owned subsidiary, American Premier Underwriters (including its subsidiaries, “American Premier”), are parties to litigation and receive claims alleging injuries and damages from asbestos, environmental and other substances and workplace hazards and have established loss accruals for such potential liabilities. None of such litigation or claims is individually material to AFG; however, the ultimate loss for these claims may vary materially from amounts currently recorded as the conditions surrounding resolution of these claims continue to change.

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

	2013		2012
	High	Low	High	Low
First Quarter	$47.50	$39.76	$38.97	$36.24
Second Quarter	49.88	46.45	40.54	37.37
Third Quarter	54.48	49.01	39.64	36.28
Fourth Quarter	58.44	52.44	40.40	36.92

There were approximately 6,200 shareholders of record of AFG Common Stock at February 1, 2014. AFG declared and paid regular quarterly dividends of $0.195 per share in January, April and July 2013. In August 2013, AFG increased its quarterly dividend to $0.22 and declared and paid its first dividend at that rate in October 2013. In December 2013, AFG declared and paid a special cash dividend of $1.00 per share of AFG Common Stock. In 2012, AFG declared and paid quarterly dividends of $0.175 per share in January, April and July and $0.195 per share in October. In December 2012, AFG declared and paid a special cash dividend of $0.25 per share of AFG Common Stock. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2013 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Quarter	61,586	$43.71	61,586	7,501,271
Second Quarter	1,386,570	48.37	1,386,570	6,114,701
Third Quarter	—	—	—	6,114,701
Fourth Quarter	—	—	—	6,114,701
Total	1,448,156	$48.17	1,448,156

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in August 2012 and February 2013.

In addition, AFG acquired 45,179 shares of its Common Stock (at an average of $46.38 per share) in the first nine months of 2013, 4,412 shares (at an average of $56.18 per share) in November 2013 and 9,383 shares (at an average of $57.96 per share) in December 2013 in connection with its stock incentive plans.

ITEM 6

Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).

	2013	2012	2011	2010	2009
Earnings Statement Data:
Total revenues	$5,092	$4,957	$4,643	$4,400	$4,208
Earnings before income taxes	689	537	558	694	818
Net earnings, including noncontrolling interests	453	402	319	426	534
Less: Net earnings (loss) attributable to noncontrolling interests	(18)	(86)	(23)	(56)	11
Net earnings attributable to shareholders	471	488	342	482	523

Earnings attributable to shareholders per Common Share:
Basic	$5.27	$5.18	$3.37	$4.41	$4.52
Diluted	5.16	5.09	3.32	4.36	4.48

Cash dividends paid per share of Common Stock (a)	$1.805	$0.97	$0.6625	$0.575	$0.52

Ratio of earnings to fixed charges including annuity benefits (b)	2.15	1.98	1.95	2.42	2.59

Balance Sheet Data:
Cash and investments	$31,313	$28,449	$25,577	$22,670	$19,791
Total assets	42,087	39,171	35,838	32,241	27,442
Property and casualty insurance reserves:
Unpaid losses and loss adjustment expenses	6,410	6,845	6,520	6,413	6,412
Unearned premiums	1,757	1,651	1,484	1,534	1,568
Annuity benefits accumulated	20,944	17,609	15,420	12,905	11,335
Life, accident and health reserves	2,008	2,059	1,727	1,650	1,603
Long-term debt	913	953	934	952	828
Shareholders’ equity	4,599	4,578	4,411	4,331	3,623
Less:
Net unrealized gain on fixed maturities (c)	441	719	459	341	49
Appropriated retained earnings	49	75	173	197	—
Adjusted shareholders’ equity (d)	4,109	3,784	3,779	3,793	3,574

Book value per share	$51.38	$51.45	$45.08	$41.18	$31.95
Adjusted book value per share (d)	45.90	42.52	38.63	36.06	31.52

(a)	Includes special cash dividends of $1.00 and $0.25 per share paid in December 2013 and 2012, respectively.

(b)
Fixed charges are computed on a “total enterprise” basis. For purposes of calculating the ratios, “earnings” have been computed by adding to pretax earnings the fixed charges and the noncontrolling interests in earnings of subsidiaries having fixed charges and the undistributed equity in losses of investees. Fixed charges include interest (including annuity benefits as indicated), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor. The ratio of earnings to fixed charges excluding annuity benefits was 8.86, 7.16, 6.59, 9.14 and 11.03 for 2013, 2012, 2011, 2010 and 2009, respectively. Although the ratio of earnings to fixed charges excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, some investors and lenders may not consider interest credited to annuity policyholders’ accounts a borrowing cost for an insurance company, and accordingly, believe this ratio is meaningful.

(c)
The net unrealized gain on fixed maturities is a component of accumulated other comprehensive income and is shown net of related adjustments to deferred policy acquisition costs and certain liabilities in the annuity, long-term care and life businesses.

(d)
Adjusted shareholders’ equity and adjusted book value per share exclude appropriated retained earnings and net unrealized gains related to fixed maturity securities. Management believes that investors find a measurement of shareholders’ equity excluding these items to be meaningful as (i) the unrealized gain on fixed maturities fluctuates with changes in interest rates in a way that is primarily only meaningful to AFG if it sells those investments and (ii) appropriated retained earnings represents amounts that will ultimately inure to the benefit of the debt holders of the collateralized loan obligations managed by AFG.

ITEM 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
General	23	Results of Operations — Fourth Quarter	50
Overview	23	Segmented Statement of Earnings	50
Critical Accounting Policies	24	Property and Casualty Insurance	51
Liquidity and Capital Resources	25	Annuity	59
Ratios	25	Run-off Long-Term Care and Life	64
Condensed Consolidated Cash Flows	25	Medicare Supplement and Critical Illness	64
Parent and Subsidiary Liquidity	26	Holding Company, Other and Unallocated	65
Condensed Parent Only Cash Flows	28	Results of Operations — Full Year	67
Contractual Obligations	29	Segmented Statement of Earnings	67
Off-Balance Sheet Arrangements	29	Property and Casualty Insurance	69
Investments	29	Annuity	78
Uncertainties	34	Run-off Long-Term Care and Life	84
Managed Investment Entities	43	Medicare Supplement and Critical Illness	85
Results of Operations	48	Holding Company, Other and Unallocated	85
General	48	New Accounting Standards	87

GENERAL

Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of AFG’s financial condition and results of operations. This discussion should be read in conjunction with the financial statements beginning on page F-1.

OVERVIEW

Financial Condition

AFG is organized as a holding company with almost all of its operations being conducted by subsidiaries. AFG, however, has continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends, and taxes. Therefore, certain analyses are most meaningfully presented on a parent only basis while others are best done on a total enterprise basis. In addition, because most of its businesses are financial in nature, AFG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

At December 31, 2013, AFG (parent) held approximately $576 million in cash and securities and had $500 million available under a bank line of credit expiring in December 2016. See “Liquidity and Capital Resources — Parent and Subsidiary Liquidity” for a discussion of the planned acquisition of Summit Holdings Southeast, Inc.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses and in the sale of fixed and fixed-indexed annuities in the retail, financial institutions and education markets.

Net earnings attributable to AFG’s shareholders were $158 million ($1.73 per share, diluted) for the fourth quarter of 2013 compared to $50 million ($0.54 per share) in the fourth quarter of 2012, reflecting significantly higher profits in the annuity segment and improved underwriting results in the Specialty property and casualty businesses. The fourth quarter 2012 results include a $99 million ($1.08 per share) after-tax charge to write off deferred policy acquisition costs and strengthen reserves in AFG’s closed block of long-term care insurance. This non-core charge was partially offset by $39 million ($0.43 per share) of tax benefits related to the settlement of open tax years following the favorable resolution of certain tax litigation.

Net earnings attributable to AFG’s shareholders were $471 million ($5.16 per share) in 2013 compared to $488 million ($5.09 per share) in 2012. Significantly higher profits in the annuity segment and improved underwriting results in the Specialty property and casualty businesses were partially offset by higher special A&E charges and the absence of earnings from the Medicare supplement and critical illness segment, which was sold in August 2012. The $17 million overall decrease in net earnings attributable to shareholders reflects the net impact of the following items recorded during 2012: (i) the gain on the sale of the Medicare supplement and critical illness segment, (ii) tax benefits related to the favorable resolution of certain tax litigation and settlement of open tax years, and (iii) a fourth quarter charge to write off deferred policy acquisition costs and strengthen reserves in AFG’s closed block of long-term care insurance.

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

See “Liquidity and Capital Resources — Uncertainties” for a discussion of insurance reserves, recoverables from reinsurers, and contingencies related to American Premier’s former operations and “Liquidity and Capital Resources — Investments” for a discussion of impairments on investments. DPAC and certain liabilities related to annuities and universal life insurance products are amortized in relation to the present value of expected gross profits on the policies. Assumptions considered in determining expected gross profits involve significant judgment and include management’s estimates of interest rates and investment spreads, surrenders, annuitizations, renewal premiums and mortality. Should actual experience require management to change its assumptions (commonly referred to as “unlocking”), a charge or credit would be recorded to adjust DPAC or annuity liabilities to the levels they would have been if the new assumptions had been used from the inception date of each policy.

Reserves for future policy benefits related to AFG’s closed block of long-term care insurance are established (and related acquisition costs are amortized) over the life of the policies based on policy benefit assumptions as of the date of issuance, including investment yields, mortality, morbidity, persistency, and expenses. Once these assumptions are established for a given policy or group of policies, they are not changed over the life of the policy unless a loss recognition event (premium deficiency) occurs. Loss recognition occurs when, based on current expectations as of the measurement date, existing contract liabilities plus the present value of future premiums, including reasonably expected rate increases, are not expected to cover the present value of future claims payments and related settlement and maintenance costs as well as unamortized acquisition costs. AFG recorded a loss recognition charge in its long-term care business in the fourth quarter of 2012. As a result of this charge, all remaining unamortized acquisition costs in the long-term care business were written off and policy benefit assumptions were reset to 2012 assumptions, resulting in an increase to the reserve for future policy benefits. These assumptions will not be changed again unless a future loss recognition event occurs. Although no additional loss recognition occurred in 2013, adverse changes in any of the current policy benefit assumptions could result in a future loss recognition event and additional charges to earnings.

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions). Management intends to maintain the ratio of debt to capital at or below 25% and intends to maintain the capital of its significant insurance subsidiaries at or above levels currently indicated by rating agencies as appropriate for the current ratings.

	December 31,
	2013	2012
Long-term debt	$913	$953
Total capital	5,192	4,907
Ratio of debt to total capital:
Including debt secured by real estate	17.6%	19.4%
Excluding debt secured by real estate	16.6%	18.4%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.15 for the year ended December 31, 2013. Excluding annuity benefits, this ratio was 8.86. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

The NAIC’s model law for risk based capital (“RBC”) applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2013, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements.

Condensed Consolidated Cash Flows   AFG's principal sources of cash include insurance premiums, income from its investment portfolio and proceeds from the maturities, redemptions and sales of investments. Insurance premiums in excess of acquisition expenses and operating costs are invested until they are needed to meet policyholder obligations or made available to the parent company through dividends to cover debt obligations and corporate expenses, and to provide returns to shareholders through share repurchases and dividends. AFG’s cash flows from operating, investing and financing activities as detailed in its Consolidated Statement of Cash Flows are shown below (in millions):

	Year ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$760	$817	$667
Net cash used in investing activities	(2,915)	(1,425)	(2,439)
Net cash provided by financing activities	2,089	989	1,997
Net change in cash and cash equivalents	$(66)	$381	$225

Net Cash Provided by Operating Activities   AFG's property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG's net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG's annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG's annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Net cash provided by operating activities was $760 million, $817 million and $667 million in 2013, 2012 and 2011, respectively. The $57 million decrease in net cash provided by operating activities in 2013 compared to 2012 and the $150 million increase in net cash provided by operating activities in 2012 compared to 2011 is due primarily to the timing of claims payments and reinsurance recoveries in the property and casualty insurance operations.

Net Cash Used in Investing Activities   AFG's investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $2.92 billion in 2013 compared to $1.43 billion in 2012, an increase of $1.49 billion. The $1.15 billion increase in net cash flows from annuity policyholders in 2013 as compared to 2012 (discussed below under net cash provided by financing activities) increased the amount of cash available for investment in 2013 compared to 2012. In addition, the increase in net cash used in investing activities reflects the use of cash and cash equivalents held in the property and casualty operations to purchase fixed maturity and equity securities during 2013. Investing activities also include the purchase and disposal of managed investment entity (collateralized loan obligation) investments, which are presented separately in AFG's Balance Sheet. Net investment activity in the managed investment entities was a $478 million source of cash in 2013 compared to an $8 million source of cash in 2012. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net cash used in investing activities was $1.43 billion in 2012 compared to $2.44 billion in 2011, a decrease of $1.01 billion. The $519 million decrease in net cash flows from annuity policyholders in 2012 as compared to 2011 (discussed below under net cash provided by financing activities) reduced the amount of cash available for investment in 2012 compared to 2011. In addition, cash on hand in the annuity and run-off long-term care and life segments increased by $190 million during 2012 from year-end 2011 as net cash flows from annuity policyholders outpaced the investment of the funds received. Net investment activity in the managed investment entities was an $8 million source of cash in 2012 compared to a $172 million use of cash in 2011.

Net Cash Provided by Financing Activities   AFG's financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $2.09 billion in 2013 compared to $989 million in 2012, an increase of $1.10 billion. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $2.68 billion in 2013 compared to $1.53 billion in 2012, resulting in a $1.15 billion increase in net cash provided by financing activities. During 2013, AFG repurchased 1.4 million shares of its Common Stock for $70 million compared to 10.9 million shares repurchased in 2012 for $415 million, which accounted for $345 million of the increase in net cash provided by financing activities in 2013 compared to 2012. Financing activities also include the issuance and retirement of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG's Balance Sheet. The retirement of managed investment entity liabilities exceed issuances by $368 million in 2013 compared to $49 million in 2012, accounting for a $319 million reduction in net cash provided by financing activities in 2013 compared to 2012. See Managed Investment Entities in Note A — “Accounting Policies” and Note H — “Managed Investment Entities” to the financial statements.

Net cash provided by financing activities was $989 million in 2012 compared to $2.00 billion in 2011, a decrease of $1.01 billion. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.53 billion in 2012 compared to $2.04 billion in 2011, resulting in a $519 million decrease in net cash provided by financing activities. During 2012, AFG repurchased 10.9 million shares of its Common Stock for $415 million compared to 9.3 million shares repurchased in 2011 for $315 million, which accounted for $100 million of the decline in net cash provided by financing activities. The retirement of managed investment entity liabilities exceed issuances by $49 million in 2012 while issuances of managed investment entity liabilities exceed retirements by $328 million in 2011, accounting for $377 million of the decrease in net cash provided by financing activities in 2012 compared to 2011.

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

In December 2012, AFG replaced its bank credit facility with a four-year, $500 million revolving credit line. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2013.

In January 2014, AFG announced that it had reached a definitive agreement to acquire Summit Holdings Southeast, Inc., from Liberty Mutual for $250 million. Including a planned capital contribution at closing, AFG’s total capital investment in the Summit business will be approximately $400 million.

During 2013, AFG repurchased 1.4 million shares of its Common Stock for $70 million. In December 2013, AFG paid a special cash dividend of $1.00 per share of AFG Common Stock totaling approximately $89 million.

In 2012, AFG issued $125 million of 5-3/4% Senior Notes due 2042 and $230 million of 6-3/8% Senior Notes due 2042 and used the proceeds to redeem outstanding higher rate debt. During 2012, AFG repurchased 10.9 million shares of its Common Stock for $415 million. In December 2012, AFG paid a special cash dividend of $0.25 per share of AFG Common Stock totaling approximately $23 million. During 2011, AFG repurchased 9.3 million shares of its Common Stock for $315 million.

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

Subsidiary Liquidity   In February 2014, Great American Insurance Company (“GAI”), AFG’s wholly-owned property and casualty insurance subsidiary, initiated a tender offer to acquire the 9.5 million shares of National Interstate Corporation (“NATL”) that it does not currently own for $286 million ($30.00 per share, as adjusted). NATL is a 52%-owned property and casualty insurance subsidiary of GAI.

Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. The FHLB advanced GALIC $240 million in the fourth quarter of 2011 and $200 million in the second quarter of 2013 (included in annuity benefits accumulated). The interest rates on the advances range from 0.02% to 0.23% over LIBOR (average rate of 0.32% at December 31, 2013). While these advances must be repaid between 2016 and 2018, GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.

In November 2012, NATL replaced its $50 million bank credit facility with a five-year, $100 million unsecured credit agreement. There was $12 million borrowed under this agreement at December 31, 2013, bearing interest at 1.11% (three-month LIBOR plus 0.875%). The maximum outstanding balance in 2013 was $12 million.

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

In the annuity business, where profitability is largely dependent on earning a “spread” between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At December 31, 2013, AFG could reduce the average crediting rate of its $16 billion of traditional fixed and fixed-indexed deferred annuities without guaranteed withdrawal benefits by approximately 48 basis points (on a weighted average basis).

For statutory accounting purposes, equity securities of non-affiliates are generally carried at fair value. At December 31, 2013, AFG’s insurance companies owned publicly traded equity securities with a fair value of $1.14 billion. In addition, GAI’s investment in NATL common stock had a fair value of $235 million and a statutory carrying value of $186 million at December 31, 2013. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.

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

Condensed Parent Only Cash Flows   AFG's parent holding company only condensed cash flows from operating, investing and financing activities are shown below (in millions):

	Year ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$428	$380	$462
Net cash used in investing activities	(4)	(284)	(72)
Net cash used in financing activities	(180)	(232)	(345)
Net change in cash and cash equivalents	$244	$(136)	$45

Parent Net Cash Provided by Operating Activities   Parent holding company cash flows from operating activities consist primarily of dividends and tax payments received from AFG's insurance subsidiaries, reduced by tax payments to the IRS and holding company interest and other expenses. Parent holding company net cash provided by operating activities was $428 million in 2013 compared to $380 million in 2012 and $462 million in 2011. Higher dividends from subsidiaries received in 2013 and 2011 as compared to 2012 were the primary driver of the $48 million increase in net cash provided by operating activities in 2013 compared to 2012 and the $82 million decrease in net cash provided by operating activities in 2012 compared to 2011.

Parent Net Cash Used in Investing Activities   Parent holding company investing activities consist of capital contributions to and returns of capital from subsidiaries and, to a much lesser extent, parent company investment activity. Parent holding company net cash used in investing activities was $4 million in 2013 compared to $284 million in 2012 and $72 million in 2011. The $284 million in net cash used in investing activities in 2012 is significantly higher than the cash used in investing activities in 2013 and 2011 due primarily to capital contributions made to AAG Holding Company, Inc. to fund the July 2012 redemption of $199 million of AAG Holding senior debentures.

Parent Net Cash Used in Financing Activities   Parent company financing activities consist primarily of repurchases of AFG Common Stock, dividends to shareholders, the issuance and retirement of long-term debt and, to a lesser extent, proceeds from employee stock option exercises. Significant long-term debt and common stock transactions are discussed above. Parent holding company net cash used in financing activities was $180 million in 2013 compared to $232 million in 2012 and $345 million in 2011. The $52 million decrease in net cash used in financing activities in 2013 as compared to 2012 reflects a $345 million decrease in common stock repurchases partially offset by the impact of $229 million in cash provided in 2012 from debt issuances in excess of debt retirements and a $70 million increase in cash dividends paid. The $113 million decrease in net cash used in financing activities in 2012 compared to 2011 was due primarily to cash provided by the net debt issuances in 2012, partially offset by a $100 million increase in common stock repurchases.

Contractual Obligations   The following table shows an estimate (based on historical patterns and expected trends) of payments to be made for insurance reserve liabilities, as well as scheduled payments for major contractual obligations (in millions).

	Total	Within One Year	2-3 Years	4-5 Years	More than 5 Years
Annuities (a)	$20,944	$1,808	$4,319	$4,659	$10,158
Life, accident and health liabilities (a)	2,008	196	252	214	1,346
Property and casualty unpaid losses and loss adjustment expenses (b)	6,410	1,600	1,500	800	2,510
Long-term debt, including interest	2,075	71	196	143	1,665
Liability for uncertain tax positions (c)	19	19	—	—	—
Purchase of Summit Holdings Southeast, Inc.	250	250	—	—	—
Operating leases	389	57	94	65	173
Total	$32,095	$4,001	$6,361	$5,881	$15,852

(a)
Reserve projections include anticipated cash benefit payments only. Projections do not include any impact for future earnings or additional premiums. Based on the same assumptions, AFG projects reinsurance recoveries related to life, accident and health reserves totaling $953 million as follows: Within 1 year — $114 million; 2-3 years — $142 million; 4-5 years — $124 million; and thereafter — $573 million. Actual payments and their timing could differ significantly from these estimates.

(b)
Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $2.1 billion as follows: Within 1 year — $500 million; 2-3 years — $500 million; 4-5 years — $300 million; and thereafter — $800 million. Actual payments and their timing could differ significantly from these estimates.

(c)
As a result of discussions with the IRS Appeals Office during the third quarter of 2013, AFG believes that its liability for uncertain tax positions may be reduced by up to the full $19 million balance within the coming year due to a settlement with the IRS. The majority of the reduction in this liability would result in offsetting adjustments to AFG’s deferred tax liability.

AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2013.

Off-Balance Sheet Arrangements   See Note P — “Additional Information — Financial Instruments — Unfunded Commitments” to the financial statements.

Investments   AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG’s investment portfolio at December 31, 2013, contained $26.46 billion in “Fixed maturities” classified as available for sale and $1.18 billion in “Equity securities,” all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $305 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in investment income.

As detailed in Note E — “Investments — Net Unrealized Gain on Marketable Securities” to the financial statements, unrealized gains and losses on AFG’s fixed maturity and equity securities are included in shareholders’ equity after adjustments for related changes in DPAC and certain liabilities related to annuity, long-term care and life businesses, noncontrolling interests and deferred income taxes. DPAC and certain other balance sheet amounts applicable to annuity, long-term care and life businesses are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding increases or decreases (net of tax) included in accumulated other comprehensive income in AFG’s Balance Sheet.

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2013, the average life of AFG’s fixed maturities was about 6-1/2 years.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities (“MBS”), which comprise approximately 26% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 86% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31, 2013 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$26,761
Pretax impact on fair value of 100 bps increase in interest rates	$(1,204)
Pretax impact as % of total fixed maturity portfolio	(4.5%)

Approximately 86% of the fixed maturities held by AFG at December 31, 2013, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Although interest rates have been low for the last few years, tighter lending standards have resulted in fewer buyers being able to refinance the mortgages underlying much of AFG’s non-agency residential MBS portfolio.

Summarized information for AFG’s MBS (including those classified as trading) at December 31, 2013, is shown (dollars in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 5 years and 4 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$297	$300	101%	$3	100%
Non-agency prime	1,866	2,070	111%	204	41%
Alt-A	938	1,028	110%	90	23%
Subprime	857	923	108%	66	18%
Commercial	2,543	2,732	107%	189	100%
	$6,501	$7,053	108%	$552	61%
The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2013, 98% (based on statutory carrying value of $6.42 billion) of AFG’s MBS securities had a NAIC designation of 1 or 2.

Municipal bonds represented approximately 20% of AFG’s fixed maturity portfolio at December 31, 2013. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2013, approximately 73% of the municipal bond portfolio was held in revenue bonds, with the remaining 27% held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented less than 2% of this portfolio.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2013, is shown in the following table (dollars in millions). Approximately $187 million of available for sale fixed maturity securities and $75 million of equity securities had no unrealized gains or losses at December 31, 2013.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$18,987	$7,282
Amortized cost of securities	$17,592	$7,587
Gross unrealized gain (loss)	$1,395	$(305)
Fair value as % of amortized cost	108%	96%
Number of security positions	3,684	1,195
Number individually exceeding $2 million gain or loss	122	17
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$583	$(31)
States and municipalities	156	(144)
Gas and electric services	111	(6)
Asset-backed securities	35	(19)
Banks, savings and credit institutions	106	(19)
Percentage rated investment grade	84%	90%

Equity Securities
Fair value of securities	$835	$269
Cost of securities	$617	$295
Gross unrealized gain (loss)	$218	$(26)
Fair value as % of cost	135%	91%
Number of security positions	181	56
Number individually exceeding $2 million gain or loss	43	3

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2013, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	1%
After one year through five years	24%	5%
After five years through ten years	26%	35%
After ten years	8%	29%
	62%	70%
Asset-backed securities (average life of approximately 5 years)	6%	18%
Mortgage-backed securities (average life of approximately 4-1/2 years)	32%	12%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at December 31, 2013
Securities with unrealized gains:
Exceeding $500,000 (818 securities)	$9,203	$986	112%
$500,000 or less (2,866 securities)	9,784	409	104%
	$18,987	$1,395	108%
Securities with unrealized losses:
Exceeding $500,000 (179 securities)	$2,254	$(186)	92%
$500,000 or less (1,016 securities)	5,028	(119)	98%
	$7,282	$(305)	96%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at December 31, 2013
Investment grade fixed maturities with losses for:
Less than one year (944 securities)	$6,371	$(255)	96%
One year or longer (50 securities)	217	(18)	92%
	$6,588	$(273)	96%
Non-investment grade fixed maturities with losses for:
Less than one year (106 securities)	$511	$(14)	97%
One year or longer (95 securities)	183	(18)	91%
	$694	$(32)	96%
Common equity securities with losses for:
Less than one year (26 securities)	$158	$(16)	91%
One year or longer (3 securities)	—	—	—%
	$158	$(16)	91%
Perpetual preferred equity securities with losses for:
Less than one year (17 securities)	$91	$(6)	94%
One year or longer (10 securities)	20	(4)	83%
	$111	$(10)	92%

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

Based on its analysis of the factors listed above, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2013. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for “other-than-temporary” impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

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

The estimates of liabilities for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon: (i) the accumulation of case estimates for losses reported prior to the close of the accounting periods on direct business written (“case reserves”); (ii) estimates received from ceding reinsurers and insurance pools and associations; (iii) estimates of claims incurred but not reported or “IBNR” (including possible development on known claims); (iv) estimates (based on experience) of expense for investigating and adjusting claims; and (v) the current state of law and coverage litigation.

The process used to determine the total reserve for liabilities involves estimating the ultimate incurred losses and LAE, adjusted for amounts already paid on the claims. The IBNR reserve is derived by first estimating the ultimate unpaid reserve liability and subtracting case reserves for loss and LAE.

In determining management’s best estimate of the ultimate liability, management (including Company actuaries) considers items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, the nature and maturity of lines of insurance, general economic trends and the legal environment. In addition, historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors are analyzed using actuarial reserve development techniques. Weighing all of the factors, the management team determines a single or “point” estimate that it records as its best estimate of the ultimate liability. Ranges of loss reserves are not developed by Company actuaries. This reserve analysis and review is completed each quarter and for almost every line of business.

Each quarterly review includes in-depth analysis of over 400 subdivisions of the business, employing multiple actuarial techniques. For each subdivision, actuaries use informed, professional judgment to adjust these techniques as necessary to respond to specific conditions in the data or within the business.

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

The period of time from the occurrence of a loss through the settlement of the liability is referred to as the “tail”. Generally, the same actuarial methods are considered for both short-tail and long-tail lines of business because most of them work properly for both. The methods are designed to incorporate the effects of the differing length of time to settle particular claims. For short-tail lines, management tends to give more weight to the Case Incurred and Paid Development methods, although the various methods tend to produce similar results. For long-tail lines, more judgment is involved, and more weight may be given to the Bornhuetter-Ferguson method. Liability claims for long-tail lines are more susceptible to litigation and can be significantly affected by changing contract interpretation and the legal environment. Therefore, the estimation of loss reserves for these classes is more complex and subject to a higher degree of variability.

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

	Gross Loss Reserves at December 31, 2013
	Case	IBNR	LAE	Total Reserve
Statutory Line of Business
Other liability — occurrence	$407	$1,270	$274	$1,951
Workers’ compensation	711	415	143	1,269
Special property (fire, allied lines, inland marine, earthquake)	402	76	24	502
Other liability — claims made	186	245	64	495
Commercial auto/truck liability/medical	189	212	80	481
Commercial multi-peril	157	85	80	322
Other lines	182	379	163	724
Total Statutory Reserves	2,234	2,682	828	5,744
Adjustments for GAAP:
Reserves of foreign operations	297	318	11	626
Deferred gains on retroactive reinsurance	—	56	—	56
Loss reserve discounting	(13)	—	—	(13)
Other	(3)	—	—	(3)
Total Adjustments for GAAP	281	374	11	666
Total GAAP Reserves	$2,515	$3,056	$839	$6,410

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system that can eliminate the risk of actual ultimate results differing from such estimates. As shown in footnote (a) to the reserve development table (loss triangle) on page 7, the original estimates of AFG’s liability for losses and loss adjustment expenses, net of reinsurance and excluding the effect of special charges for asbestos and environmental exposures, over the past 10 years have developed through December 31, 2013, to be deficient (for one year) by

8.8% and redundant (for nine years) by as much as 18.6%. This development illustrates the historical impact caused by variability in factors considered in estimating insurance reserves.

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

The estimated cumulative impact that a 1% change in cost trends would have on net earnings is shown below (in millions).

Line of business	Effect of 1% Change in Cost Trends
Other liability — occurrence	$21
Workers’ compensation	26
Other liability — claims made	9
Commercial auto/truck liability/medical	6
Commercial multi-peril	3

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (dollars in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2013, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.

	5-yr. Average Development (*)	Net Reserves (**) December 31, 2013	Effect on Net Earnings (**)
Other liability — occurrence	(4.3%)	$747	$32
Workers’ compensation	(0.2%)	926	2
Other liability — claims made	(7.2%)	373	27
Commercial auto/truck liability/ medical	(0.1%)	364	—
Commercial multi-peril	4.4%	175	(8)
(*) Adverse (favorable), net of tax effect.
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

AFG recorded favorable reserve development of $11 million in 2013, $43 million in 2012 and $50 million in 2011 related to its other liability — occurrence coverage where both the frequency and severity of claims were lower than previously projected.

During 2012, AFG recorded $28 million of favorable reserve development on claims related to the use of Chinese drywall in residential construction in prior years. Much of the uncertainty in estimating the potential exposure and possible liabilities for such claims was clarified during 2012 by favorable judicial decisions and the announcements of settlements of class action lawsuits making the potential liabilities better defined and more effectively anticipated.

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

Approximately 44% of AFG's workers compensation business is currently written in California. Over the last 11 years, there have been numerous reforms, revisions and interpretations of regulations. Reforms in 2003 and 2004 tended to reduce costs and benefits. During the economic downturn, these trends were reversed and costs began to increase, causing results to differ from expectations. In recent years, AFG has experienced an improved pricing environment leading to improved results for this business. At this time, there is uncertainty around the impact of California Senate Bill 863, which was passed in August 2012. The legislation has led to increased benefits for injured workers, while cost-saving efficiencies have yet to be implemented. Such frequent, significant changes in the operating environment make it difficult to appropriately price these insurance policies and estimate related liabilities.

AFG’s subsidiary that writes workers’ compensation business in California recorded favorable reserve development of $7 million in 2013 compared to less than $1 million in 2012 and $5 million in 2011.

Other Liability — Claims Made

This long-tail line of business consists mostly of directors’ and officers’ liability (“D&O”). Some of the important variables affecting estimation of loss reserves for other liability — claims made include:

•	Litigious climate

•	Economic conditions

•	Variability of stock prices

•	Magnitude of jury awards

The general state of the economy and the variability of the stock price of the insured can affect the frequency and severity of shareholder class action suits and other situations that trigger coverage under D&O policies. From 2008 to 2010, economic conditions led to higher frequency and severity of claims, particularly in the D&O policies for small account and not-for-profit organizations. Recently, claim frequency has decreased from its peak in 2010.

AFG recorded favorable prior year loss development of $41 million in 2013, $16 million in 2012 and $66 million in 2011 on its D&O business as claim severity was less than expected across several prior accident years.

AFG’s legal professional liability business has been in run-off since 2008 with only 41 claims remaining open at December 31, 2013. These claims are expected to settle within the existing reserves. AFG recorded favorable reserve development of $2 million in 2013 compared to less than $1 million in 2012 and $17 million in 2011 on the run-off legal and professional liability business.

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

AFG recorded adverse prior year reserve development of $37 million in 2013 and $1 million in 2012 for this line of business as claim severity was significantly higher than expected, particularly from accident years 2010 to 2012. AFG recorded favorable prior year loss development of $8 million in 2011 as claim severity was lower than in prior assumptions.

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

AFG recorded adverse prior year reserve development of less than $1 million in 2013, $35 million in 2012 and $13 million in 2011 on this line of business. The adverse development resulted from higher claim frequency and severity in a block of program business related to motel/hotel, apartments, restaurants, taverns and recreation. This adverse development more than offset favorable development in coverage for non-profit organizations of $4 million in 2013, $6 million in 2012 and $6 million in 2011 as claim severity was less than anticipated.

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

Marketform recorded adverse prior year reserve development of $1 million in 2013, $10 million in 2012 and $44 million in 2011. Development in 2012 and 2011 related primarily to Italian public hospital medical malpractice business, which Marketform ceased writing in 2008. The development resulted from significant issues related to third party administration of claims and a challenging legal environment in Italy. Management believes that current reserves, which represent its best estimate of future liabilities, are adequate. Nonetheless, it concluded that sufficient uncertainty exists with respect to Italian public hospital medical malpractice reserves to leave open the 2007 year of account, in accordance with Lloyd’s provisions until a larger percentage of claims have been paid and the ultimate liabilities can be estimated with greater certainty.

Traditional actuarial techniques are not applicable to the Italian public hospital medical malpractice business due to the significant changes in this account over time. Accordingly, more detailed methods are used, including claim count development times average severity, and uplifting case reserves to historical severity levels.

Recoverables from Reinsurers and Availability of Reinsurance   AFG is subject to credit risk with respect to its reinsurers, as reinsurance contracts do not relieve AFG of its liability to policyholders. To mitigate this risk, substantially all reinsurance is ceded to companies with investment grade S&P ratings or is secured by “funds withheld” or other collateral.

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

See Item 1 — Business — “Property and Casualty Insurance Segment — Reinsurance” for more information on AFG’s reinsurance programs. For additional information on the effect of reinsurance on AFG’s historical results of operations see Note O — “Insurance — Reinsurance” to the financial statements and the gross loss development table under Item 1 — Business — “Property and Casualty Insurance Segment — Loss and Loss Adjustment Expense Reserves.”

The following table illustrates the effect that purchasing property and casualty reinsurance has had on AFG’s combined ratio over the last three years.

	2013	2012	2011
Before reinsurance (gross)	93.3%	108.7%	89.0%
Effect of reinsurance	2.2%	(11.8%)	4.4%
Actual (net of reinsurance)	95.5%	96.9%	93.4%

Outside of its property and casualty operations, AFG has reinsurance recoverables totaling $953 million, including $586 million from Hannover Life Reassurance Company of America (rated A+ by A.M. Best) and $200 million from Loyal American Life Insurance Company, a subsidiary of Cigna (rated A- by A.M. Best). This reinsurance is related primarily to the reinsurance of certain benefits in AFG’s run-off long-term care and life operations and the August 2012 sale of its Medicare supplement and critical illness businesses.

Asbestos and Environmental-related (“A&E”) Insurance Reserves   Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2013	2012
Asbestos	$210	$305
Environmental	91	68
A&E reserves, net of reinsurance recoverable	301	373
Reinsurance recoverable, net of allowance	83	98
Gross A&E reserves	$384	$471

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

Approximately 39% of AFG’s net asbestos reserves relate to policies written directly by AFG subsidiaries. Claims from these policies generally are product oriented claims with only a limited amount of non-products exposures, and are dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants. The remainder is assumed reinsurance business that includes exposures for the periods 1954 to 1983. The asbestos and environmental assumed claims are ceded by various insurance companies under reinsurance treaties. A majority of the individual assumed claims have exposures of less than $100,000 to AFG. Asbestos losses assumed include some of the industry known manufacturers, distributors and installers. Pollution losses include industry known insured names and sites.

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

While management believes that AFG’s reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims, the impact of recent bankruptcy filings, and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, how claims are to be allocated among triggered policies and implicated years, and whether claimants who exhibit no signs of illness will be successful in pursuing their claims. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net income by approximately $15 million.

AFG tracks its A&E claims by policyholder. The following table shows, by type of claim, the number of policyholders that did not receive any payments in the calendar year separate from policyholders that did receive a payment. Policyholder counts represent policies written by AFG subsidiaries and do not include assumed reinsurance.

	2013	2012	2011
Number of policyholders with no indemnity payments:
Asbestos	142	129	113
Environmental	116	97	98
	258	226	211
Number of policyholders with indemnity payments:
Asbestos	48	54	58
Environmental	24	21	26
	72	75	84
Total	330	301	295

Amounts paid (net of reinsurance recoveries) for asbestos and environmental claims, including loss adjustment expenses, were as follows (in millions):

	2013	2012	2011
Asbestos	$116	$15	$13
Environmental	15	17	17
Total	$131	$32	$30

Asbestos claims paid in 2013 include payments totaling $106 million associated with the settlement of A.P. Green Industries and another large claim. Substantially all of the settlement amounts had been accrued for in prior years. The survival ratio is a measure often used by industry analysts to compare A&E reserves strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2013, the property and casualty insurance segment’s three year survival ratios, excluding amounts associated with the settlements of A.P. Green Industries and another large claim, were 16.6 times paid losses for the asbestos reserves, 5.7 times paid losses for environmental reserves and 10.5 times paid losses for total A&E reserves. Overall, these ratios compare favorably with data published by A.M. Best in October 2013, which indicate that industry survival ratios were 10.0 for asbestos, 5.8 for environmental, and 8.8 for total A&E reserves at December 31, 2012.

AFG has periodically conducted comprehensive external studies of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and exposures related to its former railroad and manufacturing operations with the aid of specialty actuarial, engineering and consulting firms and outside counsel, generally every two years, with an in-depth internal review during the intervening years.

As a result of the comprehensive external study completed in the third quarter of 2013, AFG’s property and casualty insurance segment recorded a $54 million pretax special charge to increase its asbestos reserves by $16 million (net of reinsurance) and its environmental reserves by $38 million (net of reinsurance). The increase in the property and casualty segment’s asbestos reserves was driven primarily by slightly higher than expected loss experience, higher defense costs and some increased claim severity. As the overall industry exposure to asbestos has matured, the focus of litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases. The increase in property and casualty environmental reserves was attributed primarily to a small number of claims where the estimated costs of remediation have increased. There were no newly identified or emerging broad industry trends that were identified in this study.
An in-depth internal review of AFG’s A&E reserves was completed in the third quarter of 2012 by AFG’s internal A&E claims specialists and actuaries in consultation with specialty outside counsel and an outside consultant. As a result of the review, AFG recorded a $31 million pretax special charge to increase the property and casualty segment’s asbestos reserves by $19 million (net of reinsurance) and its environmental reserves by $12 million (net of reinsurance). The charge relates primarily to an increase in environmental investigative costs and related loss adjustment expenses.
As a result of the comprehensive external study completed in 2011, AFG recorded a $50 million pretax special charge to increase its property and casualty group’s asbestos reserves by $28 million (net of reinsurance) and its environmental reserves by $22 million (net of reinsurance). The property and casualty group’s asbestos reserves increase related primarily to exposures on business assumed from other insurers resulting from an increase in anticipated aggregate exposures in several large settlements involving several insurers in which AFG has a small proportional share. Asbestos reserves related to the property and casualty group’s direct asbestos exposures were increased to reflect higher frequency and severity of mesothelioma and other cancer claims as well as increased defense costs on many of these claims. The increase in the property and casualty group’s environmental reserves was attributed primarily to a small number of increases on specific environmental claims at several sites.

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

At December 31, 2012, loss recognition testing assumptions for claim costs, expenses and persistency were updated based on the results of AFG's periodic internal analysis of claim experience, including the impact of supplemental data from an external actuarial study that used a large, uniform database of industry experience. Ultimate voluntary lapse rates for most in-force business range from 0.5% to 2.5%, varying by policy form, marital status, and the presence of inflation protection. Projected reinvestment rates are based on assumptions about future treasury rates, investment spreads and the types and duration of future investments. In aggregate, net reinvestment rates (net of expense and default assumptions) in the 2012 loss recognition testing were estimated at 4.54% for 2013, and projected to increase gradually to 6.00% in 2023. After 2023, reinvestment rates were projected to be relatively flat. As a result of the updated assumptions discussed above, AFG recorded a $153 million pretax loss recognition charge in the fourth quarter of 2012 to write off all of the remaining deferred policy acquisition costs and strengthen reserves in this business. As part of the loss recognition charge, policy benefit assumptions were reset to the 2012 assumptions and will not be changed again unless a future loss recognition event occurs.

At December 31, 2013, the most significant loss recognition testing assumption update was to projected reinvestment rates. Due to higher than anticipated increases in interest rates, net reinvestment rates (net of expense and default assumptions) were estimated at 5.01% for 2014 and projected to increase gradually to 6.25% in 2022. After 2022, reinvestment rates were projected to be relatively flat. As a result of the updated assumptions, the existing contract liabilities plus the present value of future premiums (including reasonably expected rate increases) exceeded the present value of future claims payments and related settlement and maintenance costs by approximately $64 million (a loss recognition margin). As a result, no additional loss recognition charges were recorded and the assumptions used to establish reserves for future policy benefits from the 2012 loss recognition charge continue to be used.

Although management believes that its loss recognition assumptions at December 31, 2013, are reasonable, actual results will depend on how well future experience conforms to these assumptions, including the level and type of claim activity, persistency, expected rate increase approvals, and reinvestment rates. The relationship among these assumptions is complex, with deviations in one assumption often influencing the outcome of others. External factors, including, but not limited to changes in the regulatory and judicial environment, along with medical advancements and innovation in long-term care delivery systems, could have a material impact on the ultimate performance of this closed block of business. The loss recognition charge recorded in 2012 did not include any margin for adverse deviation in the reserve assumptions (in accordance with accounting guidance).

The following table (in millions) illustrates the impact on the loss recognition margin of adverse changes in key loss recognition assumptions. Once the loss recognition margin (approximately $64 million at December 31, 2013) is reduced to zero, the impact of adverse changes in assumptions, unless offset by other favorable assumption changes, would be recorded as an increase in long-term care reserves through a charge to earnings. The result of each assumption change represents a reduction in the loss recognition margin that would result from using the more adverse assumption. Each item reflects a change to a single assumption without changes to other assumptions. For example, assuming increased claim payments did not change the assumption on future rate increases and persistency, nor did it change projected investment yields resulting from cash flow differences. These amounts are valid for a point in time, and will change in future periods as the in-force block ages, and as actual performance deviates from the assumptions used at December 31, 2013.

Reduction in
Loss Recognition
Assumption Change	Margin (pretax)
5% higher morbidity in all future years	$50 — $60
5% lower lapse and mortality rates in all future years	$30 — $35
25 bps lower reinvestment rates in all future years	$20 — $25
Every expected rate increase approval is 1% lower	$15 — $20

Conversely, favorable changes in the assumptions above would increase the loss recognition margin. For example, the increase in the loss recognition margin that occurred in 2013 resulted primarily from an increase in projected reinvestment rates.

Contingencies related to Subsidiaries’ Former Operations   The A&E studies and reviews discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by Great American Financial Resources, Inc. Charges resulting from the A&E studies and review were $22 million in 2013, and less than $10 million in 2012 and 2011. For a discussion of the $22 million charge recorded for those operations in 2013, see “Holding Company, Other and Unallocated — Results of Operations.” In the third quarter of 2012, AFG recorded a pretax charge of $15 million for an adverse judgment received in a long-standing labor dispute involving American Premier’s former railroad employees, the likelihood of which was previously considered to be remote. Liabilities for claims and contingencies arising from these former railroad and manufacturing operations totaled $96 million at December 31, 2013. For a discussion of the uncertainties in determining the ultimate liability, see Note M — “Contingencies” to the financial statements.

MANAGED INVESTMENT ENTITIES

Accounting standards require AFG to consolidate its investments in collateralized loan obligation (“CLO”) entities that it manages and owns an interest in (in the form of debt). See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements. The effect of consolidating these entities is shown in the tables below (in millions). The “Before CLO Consolidation” columns include AFG’s investment and earnings in the CLOs on an unconsolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
December 31, 2013
Assets:
Cash and investments	$31,584	$—	$(271)	(a)	$31,313
Assets of managed investment entities	—	2,888	—		2,888
Other assets	7,887	—	(1)	(a)	7,886
Total assets	$39,471	$2,888	$(272)		$42,087
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$8,167	$—	$—		$8,167
Annuity, life, accident and health benefits and reserves	22,952	—	—		22,952
Liabilities of managed investment entities	—	2,839	(272)	(a)	2,567
Long-term debt and other liabilities	3,632	—	—		3,632
Total liabilities	34,751	2,839	(272)		37,318
Shareholders’ equity:
Common Stock and Capital surplus	1,213	—	—		1,213
Retained earnings:
Appropriated — managed investment entities	—	49	—		49
Unappropriated	2,777	—	—		2,777
Accumulated other comprehensive income, net of tax	560	—	—		560
Total shareholders’ equity	4,550	49	—		4,599
Noncontrolling interests	170	—	—		170
Total equity	4,720	49	—		4,769
Total liabilities and equity	$39,471	$2,888	$(272)		$42,087

December 31, 2012
Assets:
Cash and investments	$28,706	$—	$(257)	(a)	$28,449
Assets of managed investment entities	—	3,225	—		3,225
Other assets	7,498	—	(1)	(a)	7,497
Total assets	$36,204	$3,225	$(258)		$39,171
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$8,496	$—	$—		$8,496
Annuity, life, accident and health benefits and reserves	19,668	—	—		19,668
Liabilities of managed investment entities	—	3,130	(238)	(a)	2,892
Long-term debt and other liabilities	3,367	—	—		3,367
Total liabilities	31,531	3,130	(238)		34,423
Shareholders’ equity:
Common Stock and Capital surplus	1,152	20	(20)		1,152
Retained earnings:
Appropriated — managed investment entities	—	75	—		75
Unappropriated	2,520	—	—		2,520
Accumulated other comprehensive income, net of tax	831	—	—		831
Total shareholders’ equity	4,503	95	(20)		4,578
Noncontrolling interests	170	—	—		170
Total equity	4,673	95	(20)		4,748
Total liabilities and equity	$36,204	$3,225	$(258)		$39,171

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended December 31, 2013
Revenues:
Insurance net earned premiums	$886	$—	$—		$886
Net investment income	358	—	(8)	(b)	350
Realized gains on securities	67	—	—		67
Realized losses on subsidiaries	(4)	—	—		(4)
Income (loss) of managed investment entities:
Investment income	—	30	—		30
Gain (loss) on change in fair value of assets/liabilities	—	6	1	(b)	7
Other income	30	—	(4)	(c)	26
Total revenues	1,337	36	(11)		1,362
Costs and Expenses:
Insurance benefits and expenses	1,000	—	—		1,000
Expenses of managed investment entities	—	31	(10)	(b)(c)	21
Interest charges on borrowed money and other expenses	95	—	—		95
Total costs and expenses	1,095	31	(10)		1,116
Earnings before income taxes	242	5	(1)		246
Provision for income taxes	81	—	—		81
Net earnings, including noncontrolling interests	161	5	(1)		165
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	4	(d)	7
Net earnings attributable to shareholders	$158	$5	$(5)		$158

Three months ended December 31, 2012
Revenues:
Insurance net earned premiums	$784	$—	$—		$784
Net investment income	339	—	(10)	(b)	329
Realized gains on securities	65	—	—		65
Realized gains on subsidiaries	6	—	—		6
Income (loss) of managed investment entities:
Investment income	—	33	—		33
Gain (loss) on change in fair value of assets/liabilities	—	(35)	4	(b)	(31)
Other income	26	—	(4)	(c)	22
Total revenues	1,220	(2)	(10)		1,208
Costs and Expenses:
Insurance benefits and expenses	1,132	—	—		1,132
Expenses of managed investment entities	—	32	(10)	(b)(c)	22
Interest charges on borrowed money and other expenses	84	—	—		84
Total costs and expenses	1,216	32	(10)		1,238
Earnings (loss) before income taxes	4	(34)	—		(30)
Provision (benefit) for income taxes	(49)	—	—		(49)
Net earnings, including noncontrolling interests	53	(34)	—		19
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	(34)	(d)	(31)
Net earnings attributable to shareholders	$50	$(34)	$34		$50

(a)
Includes $8 million and $10 million in 2013 and 2012, respectively, in net investment income representing the change in fair value of AFG’s CLO investments plus $4 million in each period in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $6 million in each period in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2013
Revenues:
Insurance net earned premiums	$3,318	$—	$—		$3,318
Net investment income	1,381	—	(35)	(b)	1,346
Realized gains on securities	221	—	—		221
Realized losses on subsidiaries	(4)	—	—		(4)
Income (loss) of managed investment entities:
Investment income	—	128	—		128
Gain (loss) on change in fair value of assets/liabilities	—	(19)	5	(b)	(14)
Other income	113	—	(16)	(c)	97
Total revenues	5,029	109	(46)		5,092
Costs and Expenses:
Insurance benefits and expenses	3,917	—	—		3,917
Expenses of managed investment entities	—	130	(41)	(b)(c)	89
Interest charges on borrowed money and other expenses	397	—	—		397
Total costs and expenses	4,314	130	(41)		4,403
Earnings before income taxes	715	(21)	(5)		689
Provision for income taxes	236	—	—		236
Net earnings, including noncontrolling interests	479	(21)	(5)		453
Less: Net earnings (loss) attributable to noncontrolling interests	8	—	(26)	(d)	(18)
Net earnings attributable to shareholders	$471	$(21)	$21		$471

Year ended December 31, 2012
Revenues:
Insurance net earned premiums	$3,165	$—	$—		$3,165
Net investment income	1,332	—	(31)	(b)	1,301
Realized gains on securities	210	—	—		210
Realized gains on subsidiaries	161	—	—		161
Income (loss) of managed investment entities:
Investment income	—	125	—		125
Gain (loss) on change in fair value of assets/liabilities	—	(107)	13	(b)	(94)
Other income	107	—	(18)	(c)	89
Total revenues	4,975	18	(36)		4,957
Costs and Expenses:
Insurance benefits and expenses	3,939	—	—		3,939
Expenses of managed investment entities	—	116	(36)	(b)(c)	80
Interest charges on borrowed money and other expenses	401	—	—		401
Total costs and expenses	4,340	116	(36)		4,420
Earnings before income taxes	635	(98)	—		537
Provision for income taxes	135	—	—		135
Net earnings, including noncontrolling interests	500	(98)	—		402
Less: Net earnings (loss) attributable to noncontrolling interests	12	—	(98)	(d)	(86)
Net earnings attributable to shareholders	$488	$(98)	$98		$488

(a)
Includes $35 million and $31 million in 2013 and 2012, respectively, in net investment income representing the change in fair value of AFG’s CLO investments plus $16 million and $18 million in 2013 and 2012, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $25 million and $18 million in 2013 and 2012, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2011
Revenues:
Insurance net earned premiums	$3,189	$—	$—		$3,189
Net investment income	1,231	—	(6)	(b)	1,225
Realized gains on securities	76	—	—		76
Realized losses on subsidiaries	(3)	—	—		(3)
Income (loss) of managed investment entities:
Investment income	—	105	—		105
Gain (loss) on change in fair value of assets/liabilities	—	(29)	(4)	(b)	(33)
Other income	103	—	(19)	(c)	84
Total revenues	4,596	76	(29)		4,643
Costs and Expenses:
Insurance benefits and expenses	3,644	—	—		3,644
Expenses of managed investment entities	—	100	(29)	(b)(c)	71
Interest charges on borrowed money and other expenses	370	—	—		370
Total costs and expenses	4,014	100	(29)		4,085
Earnings before income taxes	582	(24)	—		558
Provision for income taxes	239	—	—		239
Net earnings, including noncontrolling interests	343	(24)	—		319
Less: Net earnings (loss) attributable to noncontrolling interests	1	—	(24)	(d)	(23)
Net earnings attributable to shareholders	$342	$(24)	$24		$342

(a)	Includes $6 million in net investment income representing the change in fair value of AFG’s CLO investments plus $19 million in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $10 million in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

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

	Three months ended December 31,		Year ended December 31,
	2013	2012	2013	2012	2011
Core net operating earnings	$117	$61	$385	$314	$363
Gain on sale of Medicare supplement and critical illness businesses (a)	—	13	—	114	—
Other realized gains (a)	41	36	138	128	45
Long-term care reserve charge (a)	—	(99)	—	(99)	—
Special A&E charges (a)	—	—	(49)	(21)	(38)
Executive Life Insurance Company of New York (“ELNY”) guaranty fund assessments (a)	—	—	(3)	—	—
AFG tax case and settlement of open tax years	—	39	—	67	—
Valuation allowance on deferred tax assets (b)	—	—	—	—	(28)
Other (a)	—	—	—	(15)	—
Net earnings attributable to shareholders	$158	$50	$471	$488	$342

Diluted per share amounts:
Core net operating earnings	$1.28	$0.67	$4.22	$3.27	$3.52
Gain on sale of Medicare supplement and critical illness businesses	—	0.15	—	1.19	—
Other realized gains	0.45	0.37	1.52	1.34	0.45
Long-term care reserve charge	—	(1.08)	—	(1.03)	—
Special A&E charges	—	—	(0.54)	(0.22)	(0.37)
ELNY guaranty fund assessments	—	—	(0.04)	—	—
AFG tax case and settlement of open tax years	—	0.43	—	0.70	—
Valuation allowance on deferred tax assets	—	—	—	—	(0.28)
Other	—	—	—	(0.16)	—
Net earnings attributable to shareholders	$1.73	$0.54	$5.16	$5.09	$3.32

(a)    The tax effects of reconciling items are shown below (in millions):

Gain on sale of Medicare supplement and critical illness businesses	$—	$(2)	$—	$(56)	$—
Other realized gains	(23)	(19)	(78)	(71)	(27)
Long-term care reserve charge	—	54	—	54	—
Special A&E charges	—	—	27	12	21
ELNY guaranty fund assessments	—	—	2	—	—
Other	—	—	—	8	—
In addition, other realized gains are shown net of noncontrolling interests as follows (in millions):

Noncontrolling interests	$1	$(1)	$(1)	$(2)	$(1)
(b)     The valuation allowance is net of $6 million in noncontrolling interest.

Net earnings attributable to shareholders increased $108 million in the fourth quarter of 2013 compared to the same period as 2012 reflecting significantly improved core net operating earnings and the impact of the fourth quarter 2012 long-term care reserve charge offset by the impact of the tax benefit recorded in the fourth quarter of 2012 related to the settlement of open tax years. Core net operating earnings increased $56 million in the fourth quarter of 2013 compared to the fourth quarter of 2012 due to significantly higher profits in the annuity segment and higher underwriting profits in the property and casualty insurance segment.

For the full-year of 2013 compared to 2012, net earnings attributable to shareholders decreased compared to 2012 as higher core net operating earnings were more than offset by the net impact of the following items recorded in 2012: (i) a $114 million after tax gain on the sale of AFG’s Medicare supplement and critical illness businesses, (ii) tax benefits of $67 million related to the favorable resolution of certain tax litigation and settlement of open tax years, and (iii) an after tax charge of $99 million to write off deferred acquisition costs and strengthen reserves in the closed block of long-term care insurance. Net earnings attributable to shareholders were also impacted by special A&E charges, which were higher in 2013 compared to 2012. Core net operating earnings increased $71 million in 2013 compared to 2012 reflecting significantly higher profits in both the annuity segment and Specialty property and casualty insurance operations, partially offset by the absence of earnings from the Medicare supplement and critical illness businesses, which were sold in August 2012.

Net earnings attributable to shareholders increased in 2012 compared to 2011 due primarily to the gain on the sale of AFG’s Medicare supplement and critical illness businesses, favorable tax benefits and partially offsetting long-term care charge discussed above, as well as higher realized gains on securities. Core net operating earnings decreased in 2012 compared to 2011 as higher earnings in the annuity segment were more than offset by lower underwriting profits and lower investment income in the property and casualty insurance segment.

RESULTS OF OPERATIONS — QUARTERS ENDED DECEMBER 31, 2013 AND 2012

Segmented Statement of Earnings   AFG manages its business as five segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life, (iv) Medicare supplement and critical illness (sold in August 2012) and (v) Other, which includes holding company costs and operations attributable to the noncontrolling interests of the managed investment entities (“MIEs”).

AFG's net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the quarters ended December 31, 2013 and 2012 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended December 31, 2013
Revenues:
Property and casualty insurance net earned premiums	$859	$—	$—	$—	$—	$859	$—	$859
Life, accident and health net earned premiums	—	—	27	—	—	27	—	27
Net investment income	67	270	19	(8)	2	350	—	350
Realized gains on securities	—	—	—	—	—	—	67	67
Realized losses on subsidiaries	—	—	—	—	—	—	(4)	(4)
Income (loss) of MIEs:
Investment income	—	—	—	30	—	30	—	30
Gain (loss) on change in fair value of assets/liabilities	—	—	—	7	—	7	—	7
Other income	5	21	1	(4)	3	26	—	26
Total revenues	931	291	47	25	5	1,299	63	1,362

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	537	—	—	—	—	537	—	537
Commissions and other underwriting expenses	247	—	—	—	—	247	—	247
Annuity benefits	—	137	—	—	—	137	—	137
Life, accident and health benefits	—	—	40	—	—	40	—	40
Annuity and supplemental insurance acquisition expenses	—	35	4	—	—	39	—	39
Interest charges on borrowed money	—	—	—	—	17	17	—	17
Expenses of MIEs	—	—	—	21	—	21	—	21
Other expenses	11	27	6	—	34	78	—	78
Total costs and expenses	795	199	50	21	51	1,116	—	1,116
Earnings before income taxes	136	92	(3)	4	(46)	183	63	246
Provision for income taxes	41	32	(1)	—	(14)	58	23	81
Net earnings, including noncontrolling interests	95	60	(2)	4	(32)	125	40	165
Less: Net earnings (loss) attributable to noncontrolling interests	5	—	—	4	(1)	8	(1)	7
Core Net Operating Earnings	90	60	(2)	—	(31)	117
Non-core earnings attributable to shareholders (a):
Realized gains, net of tax	—	—	—	—	41	41	(41)	—
Net Earnings Attributable to Shareholders	$90	$60	$(2)	$—	$10	$158	$—	$158

					Other
	P&C	Annuity	Run-off long-term care and life	Medicare supplement and critical illness	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended December 31, 2012
Revenues:
Property and casualty insurance net earned premiums	$756	$—	$—	$—	$—	$—	$756	$—	$756
Life, accident and health net earned premiums	—	—	28	—	—	—	28	—	28
Net investment income	69	254	15	—	(10)	1	329	—	329
Realized gains on securities	—	—	—	—	—	—	—	65	65
Realized gains on subsidiaries	—	—	—	—	—	—	—	6	6
Income (loss) of MIEs:
Investment income	—	—	—	—	33	—	33	—	33
Gain (loss) on change in fair value of assets/liabilities	—	—	—	—	(31)	—	(31)	—	(31)
Other income	7	13	2	—	(4)	4	22	—	22
Total revenues	832	267	45	—	(12)	5	1,137	71	1,208

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	556	—	—	—	—	—	556	—	556
Commissions and other underwriting expenses	190	—	—	—	—	—	190	—	190
Annuity benefits	—	124	—	—	—	—	124	—	124
Life, accident and health benefits	—	—	44	—	—	—	44	74	118
Annuity and supplemental insurance acquisition expenses	—	58	7	—	—	—	65	79	144
Interest charges on borrowed money	1	—	—	—	—	17	18	—	18
Expenses of MIEs	—	—	—	—	22	—	22	—	22
Other expenses	13	17	6	—	—	30	66	—	66
Total costs and expenses	760	199	57	—	22	47	1,085	153	1,238
Earnings (loss) before income taxes	72	68	(12)	—	(34)	(42)	52	(82)	(30)
Provision (benefit) for income taxes	14	25	(4)	—	—	(12)	23	(72)	(49)
Net earnings, including noncontrolling interests	58	43	(8)	—	(34)	(30)	29	(10)	19
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	—	—	(34)	(1)	(32)	1	(31)
Core Net Operating Earnings	55	43	(8)	—	—	(29)	61
Non-core earnings attributable to shareholders (a):
Gain on sale of Medicare supplement and critical illness businesses, net of tax	—	—	—	13	—	—	13	(13)	—
Other realized gains, net of tax	—	—	—	—	—	36	36	(36)	—
Long-term care reserve charge, net of tax	—	—	(99)	—	—	—	(99)	99	—
AFG tax case and settlement of open tax years	—	—	—	—	—	39	39	(39)	—
Net Earnings Attributable to Shareholders	$55	$43	$(107)	$13	$—	$46	$50	$—	$50

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company's performance. Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses and loss adjustment expenses, and commissions and other underwriting expenses to premiums. A combined ratio under 100% indicates an underwriting profit. The combined ratio does not reflect net investment income, other income, other expenses or federal income taxes. AFG's property and casualty insurance operations contributed $136 million in GAAP pretax earnings in the fourth quarter of 2013 compared to $72 million in the fourth quarter of 2012, an increase of $64 million

(89%). The increase in pretax earnings reflects significantly higher underwriting profit across each of AFG’s property and casualty insurance sub-segments.

The following table details AFG's earnings before income taxes from its property and casualty operations for the three months ended December 31, 2013 and 2012 (dollars in millions):

	Three months ended December 31,
	2013	2012	% Change
Gross written premiums	$1,071	$965	11%
Reinsurance premiums ceded	(250)	(263)	(5%)
Net written premiums	821	702	17%
Change in unearned premiums	38	54	(30%)
Net earned premiums	859	756	14%
Loss and loss adjustment expenses	537	556	(3%)
Commissions and other underwriting expenses	247	190	30%
Underwriting gain	75	10	650%

Net investment income	67	69	(3%)
Other income and expenses, net	(6)	(7)	(14%)
Earnings before income taxes	$136	$72	89%

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	62.4%	72.9%	(10.5%)
Underwriting expense ratio	28.9%	25.1%	3.8%
Combined ratio	91.3%	98.0%	(6.7%)

Aggregate — including discontinued lines
Loss and LAE ratio	62.5%	73.6%	(11.1%)
Underwriting expense ratio	28.9%	25.1%	3.8%
Combined ratio	91.4%	98.7%	(7.3%)

AFG’s combined ratio has been better than the industry average for 26 of the last 28 years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.

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

Gross Written Premiums
Gross written premiums ("GWP") for AFG's property and casualty insurance segment were $1.07 billion for the fourth quarter of 2013 compared to $965 million for the fourth quarter of 2012, an increase of $106 million (11%). Detail of AFG's property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2013		2012
	GWP	%	GWP	%	% Change
Property and transportation	$447	42%	$431	44%	4%
Specialty casualty	459	43%	384	40%	20%
Specialty financial	164	15%	151	16%	9%
Other specialty	1	—%	(1)	—%
	$1,071	100%	$965	100%	11%

Reinsurance Premiums Ceded
Reinsurance premiums ceded ("Ceded") for AFG's property and casualty insurance segment were 23% of gross written premiums for the fourth quarter of 2013 compared to 27% for the fourth quarter of 2012, a decrease of 4 percentage points. Detail of AFG's property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended December 31,
	2013		2012		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(98)	22%	$(116)	27%	(5%)
Specialty casualty	(138)	30%	(126)	33%	(3%)
Specialty financial	(32)	20%	(43)	28%	(8%)
Other specialty	18		22
	$(250)	23%	$(263)	27%	(4%)

Net Written Premiums
Net written premiums ("NWP") for AFG's property and casualty insurance segment were $821 million for the fourth quarter of 2013 compared to $702 million for the fourth quarter of 2012, an increase of $119 million (17%). Detail of AFG's property and casualty net written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2013		2012
	NWP	%	NWP	%	% Change
Property and transportation	$349	43%	$315	45%	11%
Specialty casualty	321	39%	258	37%	24%
Specialty financial	132	16%	108	15%	22%
Other specialty	19	2%	21	3%	(10%)
	$821	100%	$702	100%	17%

Net Earned Premiums
Net earned premiums ("NEP") for AFG's property and casualty insurance segment were $859 million for the fourth quarter of 2013 compared to $756 million for the fourth quarter of 2012, an increase of $103 million (14%). Detail of AFG's property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended December 31,
	2013		2012
	NEP	%	NEP	%	% Change
Property and transportation	$410	48%	$383	50%	7%
Specialty casualty	310	36%	249	33%	24%
Specialty financial	119	14%	104	14%	14%
Other specialty	20	2%	20	3%	—%
	$859	100%	$756	100%	14%

The $106 million increase in gross written premiums for the fourth quarter of 2013 compared to the fourth quarter of 2012 is due primarily to higher premiums in the Specialty casualty sub-segment. Overall average renewal rates increased approximately 3% in the fourth quarter of 2013.

Property and transportation Gross written premiums increased $16 million (4%) in the fourth quarter of 2013 compared to the same period in 2012 reflecting growth in nearly every business unit, partially offset by lower premiums in the crop operations. Delayed planting of winter wheat resulted in late acreage reporting, the effect of which is expected to shift a portion of AFG’s crop premiums from the fourth quarter of 2013 to the first quarter of 2014. Excluding crop premiums, fourth quarter 2013 gross and net written premiums grew by 10% and 13%, respectively, when compared to the 2012 fourth quarter. Average renewal rates for this group were up approximately 5% in the fourth quarter of 2013. Reinsurance premiums ceded as a percentage of gross written premiums declined 5 percentage points in the fourth quarter of 2013 compared to the fourth quarter of 2012 due to lower cessions of winter wheat premiums related to the delayed acreage reporting and lower reinstatement premiums due to the impact of large reinsured losses in 2012 (related to Superstorm Sandy).

Specialty casualty Gross written premiums increased $75 million (20%) for the fourth quarter of 2013 compared to the fourth quarter of 2012 as a result of increased premiums in nearly all businesses in this group, especially in the workers’ compensation, excess and surplus lines and agency captive insurance businesses. New business opportunities, increased exposures from higher payroll on existing accounts, and sustained pricing increases have contributed to increased premiums in the workers’ compensation businesses. Strong premium growth in the excess and surplus operations is the result of broadening opportunities to write business coupled with the benefit from rate increases over multiple quarters. Average renewal rates were up approximately 3% for this group in the fourth quarter of 2013. Reinsurance premiums ceded as a percentage of gross written premiums declined 3 percentage points for the fourth quarter of 2013 compared to the fourth quarter of 2012 reflecting higher retention of gross premiums in certain operations and changes in the mix of business.

Specialty financial Gross written premiums increased $13 million (9%) for the fourth quarter of 2013 compared to the fourth quarter of 2012. This increase was due primarily to premium growth related to real estate owned and collateral products for financial institutions and growth in the surety operations. Gross written premiums for the fourth quarter of 2013 include $5 million in risk fees from AFG’s warranty operations. Prior to 2013, fees in the warranty operations were included in other income. Average renewal rates for this group were flat in the fourth quarter of 2013. Reinsurance premiums ceded as a percentage of gross written premiums declined 8 percentage points due to the sale of the service contract business, which was 100% reinsured, and lower reinsurance reinstatement premiums reflecting the impact of large reinsured losses in the fourth quarter of 2012 in the surety business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG's internal reinsurance program from the operations that make up AFG's other Specialty sub-components.

Combined Ratio
Performance measures such as the combined ratio are often used by property and casualty insurers to help users of their financial statements better understand the company's performance. The combined ratio is the sum of the loss and loss adjustment expenses (“LAE”) and underwriting expense ratios. These ratios are calculated by dividing each of the respective expenses by net earned premiums. The table below (dollars in millions) details the components of the combined ratio for AFG's property and casualty segment:

	Three months ended December 31,			Three months ended December 31,
	2013	2012	Change	2013	2012
Property and transportation
Loss and LAE ratio	74.9%	88.9%	(14.0%)
Underwriting expense ratio	20.9%	14.8%	6.1%
Combined ratio	95.8%	103.7%	(7.9%)
Underwriting profit (loss)				$17	$(14)

Specialty casualty
Loss and LAE ratio	59.0%	65.9%	(6.9%)
Underwriting expense ratio	30.7%	30.9%	(0.2%)
Combined ratio	89.7%	96.8%	(7.1%)
Underwriting profit				$32	$8

Specialty financial
Loss and LAE ratio	34.2%	38.2%	(4.0%)
Underwriting expense ratio	51.0%	46.7%	4.3%
Combined ratio	85.2%	84.9%	0.3%
Underwriting profit				$17	$16

Total Specialty
Loss and LAE ratio	62.4%	72.9%	(10.5%)
Underwriting expense ratio	28.9%	25.1%	3.8%
Combined ratio	91.3%	98.0%	(6.7%)
Underwriting profit				$75	$15

Aggregate — including discontinued lines
Loss and LAE ratio	62.5%	73.6%	(11.1%)
Underwriting expense ratio	28.9%	25.1%	3.8%
Combined ratio	91.4%	98.7%	(7.3%)
Underwriting profit				$75	$10

The Specialty property and casualty insurance operations generated an underwriting profit of $75 million in the fourth quarter of 2013 compared to $15 million in the fourth quarter of 2012, an increase of $60 million (400%). The higher profit in the 2013 quarter reflects higher underwriting profits across each of the property and casualty insurance sub-segments. Catastrophe losses were less than $1 million (0.1 points on the combined ratio), compared to $33 million, including $9 million of reinstatement premiums (3.2 points) in the fourth quarter of 2012.

Property and transportation This group reported an underwriting profit of $17 million for the fourth quarter of 2013, compared to an underwriting loss of $14 million for the fourth quarter of 2012, reflecting higher profitability in the crop insurance and property and inland marine operations. Although the 22% decline in corn pricing at harvest time as compared to 2013 spring discovery prices adversely impacted 2013 results, profitability in the crop insurance operations improved over the 2012 quarter, which was adversely impacted by the effects of the Midwest drought. The improved underwriting profitability in the property and inland marine operations reflects primarily the 2012 fourth quarter losses from Superstorm Sandy. Catastrophe losses were minimal for this group during the fourth quarter of 2013, compared to $28 million, including $8 million of reinstatement premiums (5.1 points) in the fourth quarter of 2012.

Specialty casualty Underwriting profit was $32 million for the fourth quarter of 2013 compared to $8 million in the fourth quarter of 2012, an increase of $24 million (300%). This increase was due primarily to higher profitability in the workers’ compensation businesses and a $5 million improvement in prior year reserve development.

Specialty financial Underwriting profit was $17 million for the fourth quarter of 2013 compared to $16 million in the fourth quarter of 2012, an increase of $1 million (6%). Higher underwriting profits in the financial institutions business were partially offset by lower underwriting profitability in the surety and fidelity businesses. In addition, results for the fourth quarter of 2012 include a loss of $6 million in the vehicle services business, primarily from foreclosed and real estate owned property and collateral insurance.

Aggregate   Aggregate results for AFG’s property and casualty segment also include $5 million of adverse development in the fourth quarter of 2012 related to asbestos and environmental reserves.

Losses and Loss Adjustment Expenses
AFG's overall loss and LAE ratio was 62.5% for the fourth quarter of 2013 compared to 73.6% for fourth quarter of 2012, an improvement of 11.1 percentage points. The components of AFG's property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended December 31,
	Amount		Ratio		Change in
	2013	2012	2013	2012	Ratio
Property and transportation
Current year, excluding catastrophe losses	$304	$322	74.1%	84.3%	(10.2%)
Prior accident years development	3	(2)	0.8%	(0.5%)	1.3%
Current year catastrophe losses	—	20	—%	5.1%	(5.1%)
Property and transportation losses and LAE and ratio	$307	$340	74.9%	88.9%	(14.0%)

Specialty casualty
Current year, excluding catastrophe losses	$181	$157	58.5%	62.5%	(4.0%)
Prior accident years development	2	7	0.5%	3.0%	(2.5%)
Current year catastrophe losses	—	1	—%	0.4%	(0.4%)
Specialty casualty losses and LAE and ratio	$183	$165	59.0%	65.9%	(6.9%)

Specialty financial
Current year, excluding catastrophe losses	$45	$51	36.7%	48.2%	(11.5%)
Prior accident years development	(4)	(13)	(3.2%)	(12.1%)	8.9%
Current year catastrophe losses	1	2	0.7%	2.1%	(1.4%)
Specialty financial losses and LAE and ratio	$42	$40	34.2%	38.2%	(4.0%)

Total Specialty
Current year, excluding catastrophe losses	$541	$539	62.8%	71.2%	(8.4%)
Prior accident years development	(5)	(12)	(0.5%)	(1.5%)	1.0%
Current year catastrophe losses	1	24	0.1%	3.2%	(3.1%)
Total Specialty losses and LAE and ratio	$537	$551	62.4%	72.9%	(10.5%)

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$541	$539	62.8%	71.2%	(8.4%)
Prior accident years development	(5)	(7)	(0.4%)	(0.8%)	0.4%
Current year catastrophe losses	1	24	0.1%	3.2%	(3.1%)
Aggregate losses and LAE and ratio	$537	$556	62.5%	73.6%	(11.1%)

Net prior year reserve development
AFG's Specialty property and casualty operations recorded net favorable reserve development related to prior accident years of $5 million in the fourth quarter of 2013 compared to $12 million in the fourth quarter of 2012, a decrease of $7 million (58%).

Property and transportation Net adverse reserve development of $3 million in the fourth quarter of 2013 reflects higher than expected claim severity in commercial auto liability business written in the transportation businesses, partially offset by lower than expected claim severity in the ocean marine business. Net favorable reserve development of $2 million in the fourth quarter of 2012 reflects lower severity in the inland marine and ocean marine businesses partially offset by an increase in severity of commercial auto liability insurance claims in the transportation businesses.

Specialty casualty Net adverse reserve development of $2 million in the fourth quarter of 2013 reflects higher than expected claim severity in products liability claims and contractor claims as well as adverse reserve development at Marketform, substantially offset by lower frequency of severe claims in the directors and officers and workers’ compensation businesses. Net adverse reserve development of $7 million in the fourth quarter of 2012 reflects higher claim frequency and severity in a run-off book of U.S.-based program (motel/hotel, restaurants, taverns and recreational) business and adverse development in the excess and surplus lines, partially offset by lower than expected claim severity in the California workers’ compensation and directors and officers liability insurance businesses.

Specialty financial Net favorable reserve development of $4 million in the fourth quarter of 2013 reflects lower than expected frequency of significant claims in the foreign credit business where economic conditions did not affect this line as adversely as previously anticipated. Net favorable reserve development of $13 million in the fourth quarter of 2012 reflects lower than expected claim frequency and severity in the foreign credit and financial institution businesses as economic conditions did not affect these lines as adversely as had been anticipated.

Other specialty In addition to the development discussed above, total specialty net favorable reserve development reflects amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998 and favorable reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty segment includes $5 million of adverse development in the fourth quarter of 2012 related to asbestos and environmental reserves.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2013, AFG's exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 2.5% of AFG's shareholders' equity.

Commissions and Other Underwriting Expenses
AFG's property and casualty commissions and other underwriting expenses ("U/W Exp") were $247 million in the fourth quarter of 2013 compared to $190 million for the fourth quarter of 2012, an increase of $57 million (30%). AFG's underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 28.9% for the fourth quarter of 2013 compared to 25.1% for the fourth quarter of 2012, an increase of 3.8 percentage points. Detail of AFG's property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended December 31,
	2013		2012		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$86	20.9%	$57	14.8%	6.1%
Specialty casualty	95	30.7%	76	30.9%	(0.2%)
Specialty financial	60	51.0%	48	46.7%	4.3%
Other specialty	6	32.1%	9	37.3%	(5.2%)
	$247	28.9%	$190	25.1%	3.8%

The overall increase of 3.8% in AFG's expense ratio for the fourth quarter of 2013 as compared to the fourth quarter of 2012, as well as the fluctuations in AFG's sub-components, reflects the timing of the determination of reimbursements for administrative and operating expenses under the Federal crop insurance program, higher profitability-based commissions paid to agents/brokers and lower profitability-based commissions received from reinsurers, partially offset by the impact of higher premiums on the ratio.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 6.1 percentage points for the fourth quarter of 2013 compared to the fourth quarter of 2012 reflecting the timing of the determination of reimbursements for administrative and operating expenses under the Federal crop insurance program, partially offset by the impact of higher premiums on the ratio.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.2 percentage points for the fourth quarter of 2013 compared to the fourth quarter of 2012, reflecting the impact of higher premiums on the ratio, partially offset by higher profitability-based commissions paid to agents/brokers and lower ceding commissions from reinsurers.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 4.3 percentage points for the fourth quarter of 2013 compared to the fourth quarter of 2012 reflecting higher profitability-based commissions paid to agents/brokers.

Property and Casualty Net Investment Income
Net investment income in AFG's property and casualty operations was $67 million for the fourth quarter of 2013 compared to $69 million in the fourth quarter of 2012, a decrease of $2 million (3%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG's investment portfolio yield. The average invested assets and overall earned yield on investments held by AFG's property and casualty operations are provided below (dollars in millions):

	Three months ended December 31,
	2013	2012	Change	% Change
Net investment income	$67	$69	$(2)	(3%)

Average invested assets (at amortized cost)	$6,805	$6,768	$37	1%

Yield (net investment income as a % of average invested assets)	3.94%	4.08%	(0.14%)

The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.94% for the fourth quarter of 2013 compared to 4.08% for the fourth quarter of 2012, a decline of 0.14 percentage points, reflecting the impact of lower yields available in the financial markets.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG's property and casualty operations was a net expense of $6 million for the fourth quarter of 2013 compared to $7 million for the fourth quarter of 2012, a decrease of $1 million (14%). The table below details the items included in other income and expenses, net for AFG's property and casualty operations (in millions):

	Three months ended December 31,
	2013	2012
Other income
Warranty operations	$—	$5
Income from the sale of real estate	2	—
Other	3	2
Total other income	5	7
Other expenses
Warranty operations	—	5
Amortization of intangibles	4	4
Other	7	4
Total other expense	11	13
Interest expense	—	1
Other income and expenses, net	$(6)	$(7)
Beginning in 2013, AFG’s warranty operations are included in the Specialty financial underwriting results.
Interest expense for AFG's property and casualty operations includes interest charges on long-term debt within the property and casualty operations, primarily notes secured by real estate and other secured borrowings.

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $92 million in pretax earnings in the fourth quarter of 2013 compared to $68 million in the fourth quarter of 2012, an increase of $24 million (35%). Higher pretax earnings were primarily a result of a growing asset base, partially offset by the runoff of higher yielding investments. AFG’s average fixed annuity investments (at amortized cost) were 17% higher for the fourth quarter of 2013 as compared to the fourth quarter of 2012. In addition, results for the fourth quarter of 2013 reflect the positive impact of higher interest rates and strong stock market performance on the fixed-indexed annuity (“FIA”) business. AFG’s periodic detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations resulted in a charge of $2 million in the fourth quarter of 2013 compared to a $14 million charge in the fourth quarter of 2012.

The following table details AFG's earnings before income taxes from its annuity operations for the three months ended December 31, 2013 and 2012 (dollars in millions).

	Three months ended December 31,
	2013	2012	% Change
Revenues:
Net investment income	$270	$254	6%
Other income:
Guaranteed withdrawal benefit fees	7	5	40%
Policy charges and other miscellaneous income	14	8	75%
Total revenues	291	267	9%

Costs and Expenses:
Annuity benefits (*)	137	124	10%
Acquisition expenses	35	58	(40%)
Other expenses	27	17	59%
Total costs and expenses	199	199	—%
Earnings before income taxes	$92	$68	35%

(*) Annuity benefits consisted of the following (in millions):

	Three months ended December 31,
	2013	2012	% Change
Interest credited — fixed	$118	$109	8%
Interest credited — fixed component of variable annuities	1	2	(50%)
Change in expected death and annuitization reserve	5	5	—%
Amortization of sales inducements	7	9	(22%)
Change in guaranteed withdrawal benefit reserve	10	5	100%
Change in other benefit reserves	1	3	(67%)
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	74	(4)	(1,950%)
Equity option mark-to-market	(85)	1	(8,600%)
Unlocking	6	(6)	(200%)
Total annuity benefits	$137	$124	10%

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity benefit expense.

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG's fixed annuity operations (including fixed-indexed annuities):

	Three months ended December 31,
	2013	2012	% Change
Average fixed annuity investments (at amortized cost)	$20,524	$17,485	17%
Average fixed annuity benefits accumulated	20,092	17,137	17%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	5.21%	5.74%
Interest credited — fixed	(2.35%)	(2.56%)
Net interest spread	2.86%	3.18%

Policy charges and other miscellaneous income	0.22%	0.14%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.31%)	(0.39%)
Acquisition expenses	(0.75%)	(0.85%)
Other expenses	(0.53%)	(0.39%)
Change in fair value of derivatives related to fixed-indexed annuities	0.22%	0.09%
Unlocking	(0.04%)	(0.29%)
Net spread earned on fixed annuities	1.67%	1.49%

Annuity Net Investment Income
Net investment income for the fourth quarter of 2013 was $270 million compared to $254 million for the fourth quarter of 2012, an increase of $16 million (6%). This increase reflects primarily the growth in AFG’s annuity business. The overall yield earned on investments in AFG's annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.53 percentage points in the fourth quarter of 2013 compared to the fourth quarter of 2012. This decline in net investment yield reflects (i) the investment of new premium dollars in the recent low interest rate environment, (ii) the impact of the maturity and redemption of higher yielding investments and (iii) the impact of higher non-recurring investment income in the fourth quarter of 2012 as compared to the same period in 2013.

Annuity Interest Credited — Fixed
Interest credited — fixed for the fourth quarter of 2013 was $118 million compared to $109 million for the fourth quarter of 2012, an increase of $9 million (8%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, declined 0.21 percentage points in the fourth quarter of 2013 compared to the fourth quarter of 2012. During the fourth quarter of 2013, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

Excluding those annuities that have guaranteed withdrawal benefits, at December 31, 2013, AFG could reduce the average crediting rate on approximately $16 billion of traditional fixed and fixed-indexed deferred annuities by an additional 0.48% (on a weighted average basis). Annuity policies are subject to Guaranteed Minimum Interest Rates (“GMIRs”) at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG's annuities with a GMIR of 3% or higher are at their minimum.

% of
GMIR	Reserves
1 — 1.99%	52%
2 — 2.99%	11%
3 — 3.99%	21%
4.00% and above	16%

Annuity Net Interest Spread
AFG's net interest spread decreased 0.32 percentage points in the fourth quarter of 2013 compared to the same period in 2012 due primarily to the run-off of higher yielding investments. In addition, the 2012 quarter included higher non-recurring investment income as compared to the 2013 quarter. Due to the continued run-off of higher yielding investments, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, was $14 million in the fourth quarter of 2013 compared to $8 million in the fourth quarter of 2012, an increase of $6 million (75%). The increase reflects $4 million in income from the sale of real estate recorded in the 2013 quarter.

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees (excluding the impact of unlocking) for the fourth quarter of 2013 was $16 million compared to $17 million for the fourth quarter of 2012, a decrease of $1 million (6%). In addition to interest credited to policyholders’ accounts, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended December 31,
	2013	2012
Change in expected death and annuitization reserve	$5	$5
Amortization of sales inducements	7	9
Change in guaranteed withdrawal benefit reserve	10	5
Change in other benefit reserves	1	3
Other annuity benefits	23	22
Offset guaranteed withdrawal benefit fees	(7)	(5)
Other annuity benefits, net	$16	$17

Annuity Acquisition Expenses
Excluding the impact of unlocking charges, AFG's amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.75% for the fourth quarter of 2013 and 0.85% for the fourth quarter of 2012 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions.

Annuity Other Expenses
Annuity other expenses for the fourth quarter of 2013 were $27 million compared to $17 million for the fourth quarter of 2012, an increase of $10 million (59%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses increased 0.14 percentage points for the fourth quarter of 2013 as compared to the fourth quarter of 2012. The fourth quarter of 2013 includes a $7 million charge to write off certain previously capitalized project costs.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately 47% of annuity benefits accumulated at December 31, 2013, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. Excluding the impact of unlocking charges, the net change in fair value of derivatives related to fixed-indexed annuities decreased annuity benefits by $11 million and $3 million in the fourth quarter of 2013 and 2012, respectively. The decrease in 2013 reflects the positive impact of higher interest rates and strong stock market performance on the fixed-indexed annuity business.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity and supplemental insurance acquisition expenses. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to future write-offs of DPAC or the present value of future profits on business in force of companies acquired (“PVFP”).

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.18 percentage points in the fourth quarter of 2013 compared to the same period in 2012 as the 0.32 percentage points decrease in AFG’s net interest spread and higher other expenses in the 2013 fourth quarter were more than offset by (i) the impact of lower amortization of deferred acquisition costs during the fourth quarter of 2013 compared to the fourth quarter of 2012, (ii) a larger favorable impact from the change in fair value of FIA-related derivatives, and (iii) a higher unlocking charge in the fourth quarter of 2012 compared to the fourth quarter of 2013. AFG expects its net spread earned on fixed annuities to be closer to 1.35% to 1.40% in 2014 as compared to the 1.67% earned in the fourth quarter of 2013.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG's annuity benefits accumulated liability for the three months ended December 31, 2013 and 2012 (in millions):

	Three months ended December 31,
	2013	2012
Beginning fixed annuity reserves	$19,505	$16,999
Fixed annuity premiums (receipts)	1,368	545
Surrenders, benefits and other withdrawals	(408)	(355)
Interest and other annuity benefit expenses:
Interest credited	118	109
Embedded derivative mark-to-market	74	(4)
Change in other benefit reserves	18	(10)
Unlocking	4	(10)
Ending fixed annuity reserves	$20,679	$17,274

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$20,679	$17,274
Impact of unrealized investment gains	71	136
Fixed component of variable annuities	194	199
Annuity benefits accumulated per balance sheet	$20,944	$17,609

Statutory Annuity Premiums
AFG's annuity operations generated statutory premiums of $1.38 billion in the fourth quarter of 2013 compared to $560 million in the fourth quarter of 2012, an increase of $821 million (147%). The following table summarizes AFG's annuity sales (dollars in millions):

	Three months ended December 31,
	2013	2012	% Change
Retail single premium annuities — indexed	$565	$305	85%
Retail single premium annuities — fixed	53	35	51%
Financial institutions single premium annuities — indexed	498	59	744%
Financial institutions single premium annuities — fixed	201	86	134%
Education market — 403(b) fixed and indexed annuities	51	60	(15%)
Total fixed annuity premiums	1,368	545	151%
Variable annuities	13	15	(13%)
Total annuity premiums	$1,381	$560	147%

The 147% increase in annuity premiums as compared to the fourth quarter of 2012 reflects continued successful distribution channel expansion, primarily in the financial institutions market, as well as new product offerings. Management also believes that AFG has benefited from its strong ratings, and that the entire annuity industry has benefited from the rise in interest rates in 2013, particularly in the financial institutions market.

Annuity Unlocking
In the fourth quarters of 2013 and 2012, AFG conducted a detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations. As a result of these reviews, AFG recorded charges (expense reductions) in annuity benefits expense and annuity and supplemental insurance acquisition expenses related to its annuity business. AFG’s net annuity unlocking charge of $2 million in 2013 and $14 million in 2012 impacted AFG’s financial statements as follows (in millions):

	Three months ended December 31,
	2013	2012
Annuity benefits:
Fixed indexed annuity embedded derivative	$(2)	$(36)
Sales inducements	2	4
Other reserves	6	26
Total annuity benefits	6	(6)
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	(4)	33
Unearned revenue	—	(13)
Net charge	$2	$14

Although the table above includes the impact of assumption changes in both the fixed and variable annuity businesses, the vast majority of the net charge in each period relates to the fixed (including fixed-indexed) annuity business. The 2013 net charge was due primarily to the impact of changes in assumptions to reflect increased future investment yields being more than offset by an increase in future expected call option costs related to the fixed-indexed annuity business, and higher crediting rates and lapse assumptions. Reinvestment rates used to project future investment yields are based primarily on 7-year and 10-year corporate bond yields. For the 2013 unlocking, AFG assumed a net reinvestment rate (net of default and expense assumptions) of 4.05% in 2014, grading up to an ultimate net reinvestment rate of 5.52% in 2020 and beyond.

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

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended December 31, 2013 and 2012 (in millions):

	Three months ended December 31,
	2013	2012
Earnings on fixed annuity benefits accumulated	$84	$64
Earnings on investments in excess of fixed annuity benefits accumulated (*)	6	5
Variable annuity earnings	2	(1)
Earnings before income taxes	$92	$68

(*) Net investment income (as a % of investments) of 5.21% and 5.74% for the three months ended December 31, 2013 and 2012, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations As previously discussed under “Uncertainties — Run-off Long-term Care Insurance,” AFG recorded a $153 million loss recognition charge in the fourth quarter of 2012 to write off deferred policy acquisition costs and strengthen reserves in its closed block of long-term care insurance. The charge was due primarily to lower projected future investment rates resulting from the continued low interest rate environment, as well as changes in claims, expense and persistency assumptions. Excluding this charge, pretax core operating losses for the run-off long-term care and life segment were $3 million in the fourth quarter of 2013 compared to $12 million in the fourth quarter of 2012, an improvement of $9 million (75%). This improvement reflects the impact of higher long-term care benefits expense in the 2012 quarter due to charges to increase reserves related primarily to existing open claims and certain policyholder benefit features. The following table details AFG's GAAP and core losses before income taxes from its run-off long-term care and life operations for the three months ended December 31, 2013 and 2012 (dollars in millions):

	Three months ended December 31,
	2013	2012	% Change
Revenues:
Net earned premiums:
Long-term care	$18	$19	(5%)
Life operations	9	9	—%
Net investment income	19	15	27%
Other income	1	2	(50%)
Total revenues	47	45	4%

Costs and Expenses:
Life, accident and health benefits:
Long-term care (*)	28	33	(15%)
Life operations	12	11	9%
Acquisition expenses (*)	4	7	(43%)
Other expenses	6	6	—%
Total costs and expenses	50	57	(12%)
Core loss before income taxes	(3)	(12)	(75%)
Pretax non-core loss recognition charge	—	(153)	(100%)
GAAP loss before income taxes	$(3)	$(165)	(98%)

(*)	Excludes the pretax non-core loss recognition charge recorded in the fourth quarter of 2012, which increased life, accident and health benefits by $74 million and acquisition expenses by $79 million.

AFG expects revenues and expenses related to the long-term care business to generally increase over time as this closed block of business ages. Due to the age and relatively small size of its long-term care business, AFG expects claims volatility from period to period. Management continues to monitor its claims experience and update its loss recognition assumptions as needed.

Medicare Supplement and Critical Illness Segment — Results of Operations AFG's Medicare supplement and critical illness segment for the fourth quarter of 2012 reflects a $15 million GAAP pretax (non-core) post-closing adjustment to the gain on the August 2012 sale of these businesses. See Note B — “Acquisitions and Sales of Subsidiaries” to the financial statements.

Holding Company, Other and Unallocated — Results of Operations   AFG's pretax loss outside of its insurance operations totaled $46 million for the fourth quarter of 2013 compared to $42 million for the fourth quarter of 2012, an increase of $4 million (10%).

The following table details AFG's loss before income taxes from operations outside of its insurance operations for three months ended December 31, 2013 and 2012 (dollars in millions):

	Three months ended December 31,
	2013	2012	% Change
Revenues:
Net investment income	$2	$1	100%
Other income	3	4	(25%)
Total revenues	5	5	—%

Costs and Expenses:
Interest charges on borrowed money	17	17	—%
Other expenses	34	30	13%
Total costs and expenses	51	47	9%
Loss before income taxes, excluding realized gains	$(46)	$(42)	10%

Holding Company and Other — Net Investment Income
Net investment income for the fourth quarter of 2013 was $2 million compared to $1 million in the fourth quarter of 2012. The parent company holds a small portfolio of securities that are classified as “trading” and marked-to-market through investment income. These trading securities increased in value by approximately $2 million in the fourth quarter of 2013 compared to less than $1 million in the 2012 period.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the fourth quarter of 2013 and 2012 in management fees paid to AFG by the AFG-managed CLOs (AFG's consolidated managed investment entities). These fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Results for the fourth quarter of 2013 and 2012 include losses related to the sale of fixed assets of $2 million and $3 million, respectively.

Holding Company and Other — Interest Charges on Borrowed Money
AFG's holding companies and other operations outside of its insurance operations recorded interest expense of $17 million in both the fourth quarter of 2013 and 2012. The following table details AFG's long-term debt balances as of December 31, 2013 compared to October 1, 2012 (dollars in millions):

	December 31, 2013	October 1, 2012
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
Other	3	3
	840	840
Other holding company obligations:
Secured borrowings (guaranteed by AFG)	—	16
AAG Holding Variable Rate Subordinated Debentures	—	20
	—	36

Total Holding Company and Other Debt	$840	$876

Weighted Average Interest Rate	7.8%	7.7%

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its insurance operations, recorded other expenses of $34 million in the fourth quarter of 2013 compared to $30 million in the fourth quarter of 2012, an increase of $4 million (13%). The $4 million increase reflects higher expense associated with employee benefit plans that are tied to stock market performance and slightly higher stock-based compensation expense.

Consolidated Realized Gains (Losses) on Securities   AFG's consolidated realized gains on securities, which are not allocated to segments, were $67 million in the fourth quarter of 2013 compared to $65 million in the fourth quarter of 2012, an increase of $2 million (3%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended December 31,
	2013	2012
Realized gains (losses) before impairments:
Disposals	$75	$74
Change in the fair value of derivatives	(1)	—
Adjustments to annuity deferred policy acquisition costs and related items	(1)	(2)
	73	72
Impairment charges:
Securities	(9)	(9)
Adjustments to annuity deferred policy acquisition costs and related items	3	2
	(6)	(7)
Realized gains on securities	$67	$65

Consolidated Income Taxes   AFG's consolidated provision for income taxes was $81 million for the fourth quarter of 2013 compared to a tax benefit of $49 million in the fourth quarter of 2012, an increase of $130 million (265%). The income tax benefit recorded in the fourth quarter of 2012 includes a $39 million non-core tax benefit related to the settlement of open tax years following the resolution of the tax litigation with the IRS. See Note L — “Income Taxes” to the financial statements. The following is a reconciliation of income taxes at the statutory rate of 35% to the provision (benefit) for income taxes as shown in the Segmented Statement of Earnings (dollars in millions):

	Three months ended December 31,
	2013		2012
	Amount	% of EBT	Amount	% of EBT
Earnings (loss) before income taxes (“EBT”)	$246		$(30)

Income taxes at statutory rate	$86	35%	$(10)	35%
Effect of:
Tax exempt interest	(5)	(2%)	(5)	16%
Losses of managed investment entities	(2)	(1%)	12	(40%)
Subsidiaries not in AFG’s tax return	1	—%	(5)	17%
Settlement of open tax years	—	—%	(39)	130%
Other	1	1%	(2)	6%
Provision (benefit) for income taxes	$81	33%	$(49)	164%

Consolidated Noncontrolling Interests   AFG's consolidated net earnings attributable to noncontrolling interests were $7 million for the fourth quarter of 2013 compared to a net loss of $31 million for the fourth quarter of 2012. The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended December 31,
	2013	2012	% Change
National Interstate	$4	$4	—%
Managed Investment Entities	4	(34)	(112%)
Other	(1)	(1)	—%
Earnings (loss) attributable to noncontrolling interests	$7	$(31)	(123%)
As discussed in Note A — “Accounting Policies,” and Note H — “Managed Investment Entities” to the financial statements, the losses of Managed Investment Entities represent CLO losses that ultimately inure to holders of the CLO debt.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

AFG's net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the years ended December 31, 2013, 2012 and 2011 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2013
Revenues:
Property and casualty insurance net earned premiums	$3,204	$—	$—	$—	$—	$3,204	$—	$3,204
Life, accident and health net earned premiums	—	—	114	—	—	114	—	114
Net investment income	263	1,034	76	(35)	8	1,346	—	1,346
Realized gains on securities	—	—	—	—	—	—	221	221
Realized losses on subsidiaries	—	—	—	—	—	—	(4)	(4)
Income (loss) of MIEs:
Investment income	—	—	—	128	—	128	—	128
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(14)	—	(14)	—	(14)
Other income	15	67	4	(16)	27	97	—	97
Total revenues	3,482	1,101	194	63	35	4,875	217	5,092

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,986	—	—	—	—	1,986	54	2,040
Commissions and other underwriting expenses	1,019	—	—	—	—	1,019	—	1,019
Annuity benefits	—	531	—	—	—	531	—	531
Life, accident and health benefits	—	—	160	—	—	160	—	160
Annuity and supplemental insurance acquisition expenses	—	149	18	—	—	167	—	167
Interest charges on borrowed money	3	—	—	—	68	71	—	71
Expenses of MIEs	—	—	—	89	—	89	—	89
Other expenses	45	93	26	—	135	299	27	326
Total costs and expenses	3,053	773	204	89	203	4,322	81	4,403
Earnings before income taxes	429	328	(10)	(26)	(168)	553	136	689
Provision for income taxes	132	113	(4)	—	(54)	187	49	236
Net earnings, including noncontrolling interests	297	215	(6)	(26)	(114)	366	87	453
Less: Net earnings (loss) attributable to noncontrolling interests	7	—	—	(26)	—	(19)	1	(18)
Core Net Operating Earnings	290	215	(6)	—	(114)	385
Non-core earnings attributable to shareholders (a):
Realized gains, net of tax	—	—	—	—	138	138	(138)	—
Special A&E charges, net of tax	(35)	—	—	—	(14)	(49)	49	—
ELNY guaranty fund assessments, net of tax	—	(3)	—	—	—	(3)	3	—
Net Earnings Attributable to Shareholders	$255	$212	$(6)	$—	$10	$471	$—	$471

					Other
	P&C	Annuity	Run-off long-term care and life	Medicare supplement and critical illness	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2012
Revenues:
Property and casualty insurance net earned premiums	$2,847	$—	$—	$—	$—	$—	$2,847	$—	$2,847
Life, accident and health net earned premiums	—	—	119	199	—	—	318	—	318
Net investment income	275	976	69	7	(31)	5	1,301	—	1,301
Realized gains on securities	—	—	—	—	—	—	—	210	210
Realized gains on subsidiaries	—	—	—	—	—	—	—	161	161
Income (loss) of MIEs:
Investment income	—	—	—	—	125	—	125	—	125
Gain (loss) on change in fair value of assets/liabilities	—	—	—	—	(94)	—	(94)	—	(94)
Other income	24	52	3	6	(18)	22	89	—	89
Total revenues	3,146	1,028	191	212	(18)	27	4,586	371	4,957

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,842	—	—	—	—	—	1,842	31	1,873
Commissions and other underwriting expenses	887	—	—	—	—	—	887	—	887
Annuity benefits	—	541	—	—	—	—	541	—	541
Life, accident and health benefits	—	—	151	131	—	—	282	74	356
Annuity and supplemental insurance acquisition expenses	—	150	22	31	—	—	203	79	282
Interest charges on borrowed money	4	—	—	—	—	71	75	—	75
Expenses of MIEs	—	—	—	—	80	—	80	—	80
Other expenses	60	81	22	22	—	116	301	25	326
Total costs and expenses	2,793	772	195	184	80	187	4,211	209	4,420
Earnings before income taxes	353	256	(4)	28	(98)	(160)	375	162	537
Provision for income taxes	102	89	(1)	10	—	(51)	149	(14)	135
Net earnings, including noncontrolling interests	251	167	(3)	18	(98)	(109)	226	176	402
Less: Net earnings (loss) attributable to noncontrolling interests	10	—	—	—	(98)	—	(88)	2	(86)
Core Net Operating Earnings	241	167	(3)	18	—	(109)	314
Non-core earnings attributable to shareholders (a):
Gain on sale of Medicare supplement and critical illness businesses, net of tax	—	—	—	114	—	—	114	(114)	—
Other realized gains, net of tax	—	—	—	—	—	128	128	(128)	—
Long-term care reserve charge, net of tax	—	—	(99)	—	—	—	(99)	99	—
Special A&E charges, net of tax	(20)	—	—	—	—	(1)	(21)	21	—
AFG tax case and settlement of open tax years	—	—	—	—	—	67	67	(67)	—
Other, net of tax	—	—	—	—	—	(15)	(15)	15	—
Net Earnings Attributable to Shareholders	$221	$167	$(102)	$132	$—	$70	$488	$—	$488

					Other
	P&C	Annuity	Run-off long-term care and life	Medicare supplement and critical illness	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2011
Revenues:
Property and casualty insurance net earned premiums	$2,759	$—	$—	$—	$—	$—	$2,759	$—	$2,759
Life, accident and health net earned premiums	—	—	126	304	—	—	430	—	430
Net investment income	291	859	66	10	(6)	5	1,225	—	1,225
Realized gains on securities	—	—	—	—	—	—	—	76	76
Realized losses on subsidiaries	—	—	—	—	—	—	—	(3)	(3)
Income (loss) of MIEs:
Investment income	—	—	—	—	105	—	105	—	105
Gain (loss) on change in fair value of assets/liabilities	—	—	—	—	(33)	—	(33)	—	(33)
Other income	26	43	(2)	11	(19)	25	84	—	84
Total revenues	3,076	902	190	325	47	30	4,570	73	4,643

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,694	—	—	—	—	—	1,694	50	1,744
Commissions and other underwriting expenses	835	—	—	—	—	—	835	—	835
Annuity benefits	—	510	—	—	—	—	510	—	510
Life, accident and health benefits	—	—	151	209	—	—	360	—	360
Annuity and supplemental insurance acquisition expenses	—	124	22	49	—	—	195	—	195
Interest charges on borrowed money	5	—	—	—	—	69	74	—	74
Expenses of MIEs	—	—	—	—	71	—	71	—	71
Other expenses	50	80	17	33	—	107	287	9	296
Total costs and expenses	2,584	714	190	291	71	176	4,026	59	4,085
Earnings before income taxes	492	188	—	34	(24)	(146)	544	14	558
Provision for income taxes	165	63	—	12	—	(41)	199	40	239
Net earnings, including noncontrolling interests	327	125	—	22	(24)	(105)	345	(26)	319
Less: Net earnings (loss) attributable to noncontrolling interests	5	—	—	—	(24)	1	(18)	(5)	(23)
Core Net Operating Earnings	322	125	—	22	—	(106)	363
Non-core earnings attributable to shareholders (a):
Other realized gains, net of tax	—	—	—	—	—	45	45	(45)	—
Special A&E charges, net of tax	(32)	—	—	—	—	(6)	(38)	38	—
Valuation allowance on deferred taxes	(28)	—	—	—	—	—	(28)	28	—
Net Earnings Attributable to Shareholders	$262	$125	$—	$22	$—	$(67)	$342	$—	$342

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG's property and casualty insurance operations contributed $375 million in GAAP pretax earnings in 2013 compared to $322 million in 2012, an increase of $53 million (16%). Property and casualty core pretax earnings were $429 million for the 2013 compared to $353 million for the 2012, an increase of $76 million (22%). Higher underwriting profits in the Specialty casualty group and Specialty financial group were partially offset by a decline in the underwriting profits in the Property and transportation group during the first half of the year.

AFG's property and casualty insurance operations contributed $322 million in GAAP pretax earnings in 2012 compared to $442 million in 2011, a decrease of $120 million (27%). Property and casualty core pretax earnings were $353 million in 2012 compared to $492 million in 2011, a decrease of $139 million (28%). The decrease is due mainly to lower underwriting profits in the Property and transportation group due primarily to the effects of the Midwest drought on the crop operations and losses from Superstorm Sandy in 2012.

The following table details AFG's GAAP and core earnings before income taxes from its property and casualty operations for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

	Year ended December 31,			% Change
	2013	2012	2011	2013 - 2012	2012 - 2011
Gross written premiums	$4,805	$4,321	$4,106	11%	5%
Reinsurance premiums ceded	(1,464)	(1,372)	(1,336)	7%	3%
Net written premiums	3,341	2,949	2,770	13%	6%
Change in unearned premiums	(137)	(102)	(11)	34%	827%
Net earned premiums	3,204	2,847	2,759	13%	3%
Loss and loss adjustment expenses (*)	1,986	1,842	1,694	8%	9%
Commissions and other underwriting expenses	1,019	887	835	15%	6%
Core underwriting gain	199	118	230	69%	(49%)

Net investment income	263	275	291	(4%)	(5%)
Other income and expenses, net	(33)	(40)	(29)	(18%)	38%
Core earnings before income taxes	429	353	492	22%	(28%)
Pretax non-core special A&E charges	(54)	(31)	(50)	74%	(38%)
GAAP earnings before income taxes	$375	$322	$442	16%	(27%)

(*) Excluding non-core special A&E charges

Combined Ratios:				Change
Specialty lines				2013 - 2012	2012 - 2011
Loss and LAE ratio	61.7%	64.3%	61.4%	(2.6%)	2.9%
Underwriting expense ratio	31.8%	31.1%	30.2%	0.7%	0.9%
Combined ratio	93.5%	95.4%	91.6%	(1.9%)	3.8%

Aggregate — including discontinued lines
Loss and LAE ratio	63.7%	65.8%	63.2%	(2.1%)	2.6%
Underwriting expense ratio	31.8%	31.1%	30.2%	0.7%	0.9%
Combined ratio	95.5%	96.9%	93.4%	(1.4%)	3.5%

AFG reports the underwriting performance of its Specialty insurance business in the following sub-components: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums ("GWP") for AFG's property and casualty insurance segment were $4.81 billion in 2013 compared to $4.32 billion in 2012, an increase of $484 million (11%). GWP increased $215 million (5%) in 2012 compared to 2011. Detail of AFG's property and casualty gross written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2013		2012		2011		2013 - 2012	2012 - 2011
	GWP	%	GWP	%	GWP	%
Property and transportation	$2,392	50%	$2,271	53%	$2,273	55%	5%	—%
Specialty casualty	1,790	37%	1,484	34%	1,302	32%	21%	14%
Specialty financial	622	13%	566	13%	529	13%	10%	7%
Other specialty	1	—%	—	—%	2	—%	—%	—%
	$4,805	100%	$4,321	100%	$4,106	100%	11%	5%

Reinsurance Premiums Ceded
Reinsurance premiums ceded ("Ceded") for AFG's property and casualty insurance segment were 30%, 32% and 33% of gross written premiums for the years ended December 31, 2013, 2012 and 2011, respectively. Detail of AFG's property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Year ended December 31,						Change in % of GWP
	2013		2012		2011		2013 - 2012	2012 - 2011
	Ceded	% of GWP	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(845)	35%	$(798)	35%	$(837)	37%	—%	(2%)
Specialty casualty	(566)	32%	(492)	33%	(435)	33%	(1%)	—%
Specialty financial	(136)	22%	(155)	27%	(131)	25%	(5%)	2%
Other specialty	83		73		67
	$(1,464)	30%	$(1,372)	32%	$(1,336)	33%	(2%)	(1%)

Net Written Premiums
Net written premiums ("NWP") for AFG's property and casualty insurance segment were $3.34 billion in 2013 compared to $2.95 billion in 2012, an increase of $392 million (13%). NWP increased $179 million (6%) in 2012 compared to 2011. Detail of AFG's property and casualty net written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2013		2012		2011		2013 - 2012	2012 - 2011
	NWP	%	NWP	%	NWP	%
Property and transportation	$1,547	45%	$1,473	50%	$1,436	53%	5%	3%
Specialty casualty	1,224	37%	992	34%	867	31%	23%	14%
Specialty financial	486	15%	411	14%	398	14%	18%	3%
Other specialty	84	3%	73	2%	69	2%	15%	6%
	$3,341	100%	$2,949	100%	$2,770	100%	13%	6%

Net Earned Premiums
Net earned premiums ("NEP") for AFG's property and casualty insurance segment were $3.20 billion in 2013 compared to $2.85 billion in 2012, an increase of $357 million (13%). NEP increased $88 million (3%) in 2012 compared to 2011. Detail of AFG's property and casualty net earned premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2013		2012		2011		2013 - 2012	2012 - 2011
	NEP	%	NEP	%	NEP	%
Property and transportation	$1,521	48%	$1,423	50%	$1,412	51%	7%	1%
Specialty casualty	1,135	35%	948	33%	872	32%	20%	9%
Specialty financial	469	15%	405	14%	408	15%	16%	(1%)
Other specialty	79	2%	71	3%	67	2%	11%	6%
	$3,204	100%	$2,847	100%	$2,759	100%	13%	3%

The $484 million increase in gross written premiums in 2013 compared to 2012 reflects growth across each of the property and casualty sub-segments. Overall average renewal rates increased approximately 4% in 2013.

The $215 million increase in gross written premiums in 2012 compared to 2011 is due primarily to higher premiums in the Specialty casualty group, particularly in the worker’s compensation and excess and surplus businesses. Overall average renewal rates increased approximately 3% in 2012.

Property and transportation Gross written premiums increased $121 million in 2013 compared to 2012 due primarily to higher crop premiums and growth in the transportation businesses. Average renewal rates were up approximately 5% in 2013. Reinsurance premiums ceded as a percentage of gross written premiums were 35% in both 2013 and 2012. Higher cessions of multi-peril crop business and higher cost of reinsurance on the property business were offset by higher retention of gross premiums in certain operations and lower reinsurance reinstatement premiums due to the impact of large reinsured losses in 2012 (related to Superstorm Sandy).

Gross written premiums decreased $2 million in 2012 compared to 2011 as the impact of lower spring agricultural commodity prices for corn and soybeans, which had the effect of reducing crop insurance premiums, was partially offset by growth in the transportation businesses. Average renewal rates were up approximately 3% in 2012. Reinsurance premiums ceded as a percentage of gross written premiums declined 2 percentage points in 2012 compared to 2011 reflecting lower cessions of multi-peril crop business.

Specialty casualty Gross written premiums increased $306 million (21%) in 2013 compared to 2012 as a result of increased premiums in nearly all businesses in this group, particularly in the workers’ compensation and excess and surplus lines. New business opportunities, increased exposures from higher payroll on existing accounts, strong retentions and higher renewal pricing have contributed to increased premiums in the workers’ compensation businesses. In addition, new business opportunities and general market hardening have generated increased premiums in several of the excess and surplus lines businesses. Average renewal rates were up approximately 5% for this group in 2013. Reinsurance premiums ceded as a percentage of gross written premiums declined 1 percentage point for 2013 compared to 2012 reflecting changes in the mix of business and higher retention of gross premiums in certain operations.

Gross written premiums increased $182 million (14%) in 2012 compared to 2011 as a result of business opportunities in the excess and surplus operations, growth in the workers’ compensation and agency captive insurance businesses and market hardening in many of the other Specialty casualty operations. Average renewal rates were up approximately 4% for this group in 2012. Reinsurance premiums ceded as a percentage of gross written premiums was 33% for both 2012 and 2011.

Specialty financial Gross written premiums increased $56 million (10%) in 2013 compared to 2012. This increase was due primarily to premium growth related to real estate owned and collateral products for financial institutions and growth in the surety operations. Gross written premiums in 2013 include $22 million in risk fees from AFG’s warranty operations. Prior to 2013, fees in the warranty operations were included in other income. Average renewal rates for this group remained relatively unchanged in 2013. Reinsurance premiums ceded as a percentage of gross written premiums declined 5 percentage points in 2013 compared to 2012 reflecting the sale of the service contract business, which was 100% reinsured and lower reinsurance reinstatement premiums reflecting the impact of large reinsured losses in 2012 in the surety and foreign credit businesses.

Gross written premiums increased 37 million (7%) in 2012 compared to 2011 due to higher premiums in the financial institutions business, as well as growth in a service contract business. All of the premiums in the service contract business were ceded under reinsurance agreements. Average renewal rates for this group remained relatively unchanged in 2012. Reinsurance premiums ceded as a percentage of gross written premiums increased 2% percentage points in 2012 compared to 2011 due to the increase in service contract business, which was 100% reinsured.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG's internal reinsurance program from the operations that make up AFG's other Specialty sub-components.

Combined Ratio
The table below details the components of the combined ratio for AFG's property and casualty segment for 2013, 2012 and 2011 (dollars in millions):

	Year ended December 31,			Change		Year ended December 31,
	2013	2012	2011	2013 - 2012	2012 - 2011	2013	2012	2011
Property and transportation
Loss and LAE ratio	75.1%	74.7%	69.8%	0.4%	4.9%
Underwriting expense ratio	24.1%	24.0%	22.2%	0.1%	1.8%
Combined ratio	99.2%	98.7%	92.0%	0.5%	6.7%
Underwriting profit (loss)						$12	$19	$113

Specialty casualty
Loss and LAE ratio	57.5%	61.3%	60.9%	(3.8%)	0.4%
Underwriting expense ratio	33.4%	33.2%	35.0%	0.2%	(1.8%)
Combined ratio	90.9%	94.5%	95.9%	(3.6%)	(1.4%)
Underwriting profit						$102	$53	$35

Specialty financial
Loss and LAE ratio	33.5%	38.8%	37.1%	(5.3%)	1.7%
Underwriting expense ratio	52.1%	50.4%	47.0%	1.7%	3.4%
Combined ratio	85.6%	89.2%	84.1%	(3.6%)	5.1%
Underwriting profit						$67	$44	$65

Total Specialty
Loss and LAE ratio	61.7%	64.3%	61.4%	(2.6%)	2.9%
Underwriting expense ratio	31.8%	31.1%	30.2%	0.7%	0.9%
Combined ratio	93.5%	95.4%	91.6%	(1.9%)	3.8%
Underwriting profit						$206	$131	$231

Aggregate — including discontinued lines
Loss and LAE ratio	63.7%	65.8%	63.2%	(2.1%)	2.6%
Underwriting expense ratio	31.8%	31.1%	30.2%	0.7%	0.9%
Combined ratio	95.5%	96.9%	93.4%	(1.4%)	3.5%
Underwriting profit						$145	$87	$180

The Specialty insurance operations generated an underwriting profit of $206 million in 2013 compared to $131 million in 2012, an increase of $75 million (57%). The higher profit in 2013 is primarily the result of higher underwriting profits in the Specialty casualty and Specialty financial groups partially offset by lower underwriting profits in the Property and transportation businesses. Overall catastrophe losses were $31 million (1.0 points on the combined ratio) in 2013 compared to $46 million, including $9 million of reinstatement premiums (1.3 points) in 2012.

The Specialty insurance operations generated an underwriting profit of $131 million in 2012 compared to $231 million in 2011, a decrease of $100 million (43%). The decline in 2012 was due primarily to lower profitability in the crop insurance business as a result of the Midwest drought and lower favorable reserve development in several of the Specialty casualty businesses. Overall catastrophe losses were $46 million, including $9 million of reinstatement premiums (1.3 points) in 2012 compared to $43 million (1.6 points) in 2011.

Property and transportation This group reported an underwriting profit of $12 million in 2013 compared to $19 million in 2012, a decrease of $7 million (37%). This decline is due primarily to lower profitability in the transportation businesses, partially offset by improved profitability in the crop operations. Catastrophe losses were $27 million (1.8 points) for this group in 2013 compared to $35 million, including $8 million of reinstatement premiums (1.9 points) in 2012.

This group reported an underwriting profit of $19 million in 2012 compared to $113 million in 2011, a decrease of $94 million (83%). This decline is due primarily to the effects of the Midwest drought on the crop operations and losses from Superstorm Sandy. Catastrophe losses were $35 million, including $8 million of reinstatement premiums (1.9 points) in 2012 compared to $29 million (2.1 points) in 2011.

Specialty casualty Underwriting profit was $102 million in 2013 compared to $53 million in 2012, an increase of $49 million (92%), reflecting improved results in the workers’ compensation business as well as increased favorable reserve development in other operations.

Underwriting profit was $53 million in 2012 compared to $35 million in 2011, an increase of $18 million (51%). Improved 2012 accident year results in several operations and increased favorable reserve development in the general liability lines were partially offset by lower favorable reserve development in the executive liability and excess and surplus businesses.

Specialty financial Underwriting profit was $67 million in 2013 compared to $44 million in 2012, an increase of $23 million (52%). The improved results were due primarily to higher underwriting profits in the financial institutions business, primarily from foreclosed and real estate owned property and collateral insurance and the absence of losses from a run-off book of automotive-related business that were included in the results for 2012.

Underwriting profit was $44 million in 2012 compared to $65 million in 2011, a decrease of $21 million (32%). Lower profitability in the financial institutions, surety and foreign credit businesses contributed to these results.

Losses and Loss Adjustment Expenses
AFG's overall loss and LAE ratio was 63.7%, 65.8% and 63.2% in 2013, 2012 and 2011, respectively. The components of AFG's property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Year ended December 31,
	Amount			Ratio			Change in Ratio
	2013	2012	2011	2013	2012	2011	2013 - 2012	2012 - 2011
Property and transportation
Current year, excluding catastrophe losses	$1,116	$1,051	$983	73.4%	73.8%	69.6%	(0.4%)	4.2%
Prior accident years development	(1)	(16)	(26)	(0.1%)	(1.0%)	(1.9%)	0.9%	0.9%
Current year catastrophe losses	27	27	29	1.8%	1.9%	2.1%	(0.1%)	(0.2%)
Property and transportation losses and LAE and ratio	$1,142	$1,062	$986	75.1%	74.7%	69.8%	0.4%	4.9%

Specialty casualty
Current year, excluding catastrophe losses	$692	$596	$598	61.0%	62.8%	68.6%	(1.8%)	(5.8%)
Prior accident years development	(40)	(18)	(71)	(3.6%)	(1.8%)	(8.2%)	(1.8%)	6.4%
Current year catastrophe losses	1	3	4	0.1%	0.3%	0.5%	(0.2%)	(0.2%)
Specialty casualty losses and LAE and ratio	$653	$581	$531	57.5%	61.3%	60.9%	(3.8%)	0.4%

Specialty financial
Current year, excluding catastrophe losses	$169	$181	$152	35.9%	44.6%	37.6%	(8.7%)	7.0%
Prior accident years development	(14)	(29)	(10)	(3.0%)	(7.1%)	(2.6%)	4.1%	(4.5%)
Current year catastrophe losses	3	5	9	0.6%	1.3%	2.1%	(0.7%)	(0.8%)
Specialty financial losses and LAE and ratio	$158	$157	$151	33.5%	38.8%	37.1%	(5.3%)	1.7%

Total Specialty
Current year, excluding catastrophe losses	$2,023	$1,866	$1,770	63.1%	65.5%	64.1%	(2.4%)	1.4%
Prior accident years development	(75)	(74)	(120)	(2.4%)	(2.5%)	(4.3%)	0.1%	1.8%
Current year catastrophe losses	31	37	43	1.0%	1.3%	1.6%	(0.3%)	(0.3%)
Total Specialty losses and LAE and ratio	$1,979	$1,829	$1,693	61.7%	64.3%	61.4%	(2.6%)	2.9%

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$2,024	$1,866	$1,770	63.1%	65.5%	64.1%	(2.4%)	1.4%
Prior accident years development	(15)	(30)	(69)	(0.4%)	(1.0%)	(2.5%)	0.6%	1.5%
Current year catastrophe losses	31	37	43	1.0%	1.3%	1.6%	(0.3%)	(0.3%)
Aggregate losses and LAE and ratio	$2,040	$1,873	$1,744	63.7%	65.8%	63.2%	(2.1%)	2.6%

Net prior year reserve development
AFG's Specialty property and casualty operations recorded net favorable reserve development related to prior accident years of $75 million in 2013 compared to $74 million in 2012, an increase of $1 million (1%).

AFG's Specialty property and casualty operations recorded net favorable reserve development related to prior accident years of $74 million in 2012 compared to $120 million in 2011, a decrease of $46 million (38%).

Property and transportation Net favorable reserve development of $1 million in 2013 reflects lower than expected claims handling expense in the crop business and lower claim severity in the property inland marine and ocean marine businesses, substantially offset by adverse development from higher than expected claim severity in commercial auto liability business written in the transportation businesses. Net favorable reserve development of $16 million in 2012 reflects lower than expected loss frequency in crop products, partially offset by higher than expected claim severity in the property and inland marine and commercial auto liability in the transportation businesses. Net favorable reserve development of $26 million in 2011 reflects lower than expected loss frequency in crop products.

Specialty casualty Net favorable reserve development of $40 million in 2013 reflects lower than expected claim severity in directors and officers liability insurance and lower than expected claim severity and frequency in excess liability business, partially offset by adverse development from higher than expected claim frequency and severity in products liability claims and higher than expected claim severity in contractor claims. Net favorable reserve development of $18 million in 2012 is due primarily to the release of loss reserves on claims related to the use of Chinese drywall in residential construction as a result of judicial decisions and class action settlements in 2012 that clarified the liability of insured homebuilders. Favorable reserve development in 2012 also reflects lower claim severity in executive liability products partially offset by higher claim severity on losses in a run-off book of U.S.-based program (motel/hotel, restaurants, taverns and recreational) business and adverse reserve development on run-off Italian public hospital medical malpractice liability products written by Marketform. Favorable reserve development of $71 million in 2011 is due primarily to lower than expected claim severity in directors and officers liability, excess and surplus lines and the run-off legal professional liability business, partially offset by adverse development due to higher frequency and severity on run-off Italian public hospital medical malpractice liability products and a block of program business.

Specialty financial Net favorable reserve development of $14 million in 2013 is due to lower than expected frequency and severity in the foreign credit and financial institution services businesses as economic conditions did not affect these lines as adversely as had been anticipated. Net favorable reserve development of $29 million in 2012 and $10 million in 2011 reflects lower than expected frequency and severity in the surety, fidelity, crime, foreign credit and financial institution services businesses as economic conditions did not affect these lines as adversely as had been anticipated.

Other specialty In addition to the development discussed above, total specialty net favorable reserve development reflects amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998 and reserve development associated with AFG’s internal reinsurance program.

Asbestos and Environmental Reserve Charges   As previously discussed under “Uncertainties” — “Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG has established property and casualty reserves for claims related to environmental exposures and asbestos claims. AFG has also recorded liabilities for various environmental and occupational injury and disease claims arising out of former railroad and manufacturing operations. Total charges recorded to increase reserves (net of reinsurance recoverable) for A&E exposures of AFG’s property and casualty group (included in loss and loss adjustment expenses) and its former railroad and manufacturing operations (included in other operating and general expenses) were as follows (in millions):

	2013	2012	2011
Property and casualty group	$59	$43	$50
Former operations	29	12	18

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty segment includes the A&E charges mentioned above.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. The $27 million in catastrophe losses in the Property and transportation group in 2013 resulted primarily from spring storms in the southeastern United States. The $27 million in catastrophe losses in the Property and transportation group in 2012 resulted primarily from Superstorm Sandy. The $29 million in catastrophe losses in the Property and transportation group in 2011 resulted primarily from tornadoes.

Commissions and Other Underwriting Expenses
AFG's property and casualty commissions and other underwriting expenses ("U/W Exp") were $1.02 billion in 2013 compared to $887 million in 2012, an increase of $132 million (15%). AFG's underwriting expense ratio was 31.8% in 2013 compared to 31.1% in 2012, an increase of 0.7 percentage points.

AFG's property and casualty U/W Exp were $887 million in 2012 compared to $835 million in 2011, an increase of $52 million (6%). AFG's underwriting expense ratio was 31.1% in 2012 compared to 30.2% in 2011, an increase of 0.9 percentage points.

Detail of AFG's property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Year ended December 31,						Change in % of NEP
	2013		2012		2011		2013 - 2012	2012 - 2011
	U/W Exp	% of NEP	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$367	24.1%	$342	24.0%	$313	22.2%	0.1%	1.8%
Specialty casualty	380	33.4%	314	33.2%	306	35.0%	0.2%	(1.8%)
Specialty financial	244	52.1%	204	50.4%	192	47.0%	1.7%	3.4%
Other specialty	28	35.9%	27	37.2%	24	36.8%	(1.3%)	0.4%
	$1,019	31.8%	$887	31.1%	$835	30.2%	0.7%	0.9%

The overall increase of 0.7% in AFG's expense ratio in 2013 as compared to 2012, as well as the fluctuations in AFG's sub-components, reflects higher profitability-based commissions paid to agents/brokers and lower profitability-based commissions received from reinsurers, partially offset by the impact of higher premiums on the ratio.

The overall increase of 0.9% in AFG's expense ratio in 2012 as compared to 2011, as well as the fluctuations in AFG's sub-components, reflects the impact of higher premiums on the ratio was more than offset by changes in the mix of AFG's business and the impact of certain reinsurance ceding commissions received that are partially based on the profitability of the business ceded.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.1 percentage points in 2013 compared to 2012 reflecting higher profitability-based commissions paid to agents/brokers and lower profitability-based commissions received from reinsurers, partially offset by higher reimbursements for administrative and operating expenses under the Federal crop insurance program and the impact of higher premiums on the ratio.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.8 percentage points in 2012 compared to 2011 due to lower profitability-based commissions received from reinsurers partially offset by lower profitability-based commissions paid to agents/brokers, particularly in the crop operations.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.2 percentage points in 2013 compared to 2012 reflecting higher profitability-based commissions related to international business and increases in staffing costs related to business growth, partially offset by the impact of higher premiums on the ratio.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.8 percentage points in 2012 compared to 2011 primarily due to the impact of higher premiums on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.7 percentage points in 2013 compared to 2012 reflecting higher profitability-based commissions and lower ceding commissions from reinsurers, partially offset by the impact of higher premiums on the ratio.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 3.4 percentage points in 2012 compared to 2011 primarily due to a change in mix of business.

Property and Casualty Net Investment Income
Net investment income in AFG's property and casualty operations was $263 million in 2013 compared to $275 million in 2012, a decrease of $12 million (4%). Net investment income in AFG's property and casualty operations was $275 million in 2012 compared to $291 million in 2011, a decrease of $16 million (5%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG's investment portfolio yield. The average invested assets and overall earned yield on investments held by AFG's property and casualty operations are provided below (dollars in millions):

	Year ended December 31,			2013 - 2012		2012 - 2011
	2013	2012	2011	Change	% Change	Change	% Change
Net investment income	$263	$275	$291	$(12)	(4%)	$(16)	(5%)

Average invested assets (at amortized cost)	$6,863	$6,675	$6,752	$188	3%	$(77)	(1%)

Yield (net investment income as a % of average invested assets)	3.83%	4.12%	4.31%	(0.29%)		(0.19%)

The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.83% in 2013 compared to 4.12% in 2012, a decline of 0.29% percentage points. In addition to the impact of lower yields available in the financial markets, the $188 million increase in average invested assets reflects primarily higher average balances of cash and cash equivalents.

The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.12% in 2012 compared to 4.31% in 2011, a decline of 0.19% percentage points. The decline is due primarily to the impact of lower yields available in the financial markets.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG's property and casualty operations was a net expense of $33 million in 2013, $40 million in 2012 and $29 million in 2011, representing a decrease of $7 million (18%) in 2013 compared to 2012 and an increase of $11 million (38%) in 2012 compared to 2011. The table below details the items included in other income and expenses, net for AFG's property and casualty operations (in millions):

	Year ended December 31,
	2013	2012	2011
Other income
Warranty operations	$—	$17	$14
Income from the sale of real estate	6	—	—
Other	9	7	12
Total other income	15	24	26
Other expenses
Warranty operations	—	19	17
Amortization of intangibles	14	14	12
Other	31	27	21
Total other expense	45	60	50
Interest expense	3	4	5
Other income and expenses, net	$(33)	$(40)	$(29)

Beginning in 2013, AFG’s warranty operations are included in the Specialty financial underwriting results.

Interest expense for AFG's property and casualty operations includes interest charges on long-term debt within the property and casualty operations, primarily notes secured by real estate and other secured borrowings.

Annuity Segment — Results of Operations
AFG's annuity operations contributed $323 million in GAAP pretax earnings in 2013 compared to $256 million in 2012, an increase of $67 million (26%). AFG’s annuity operations contributed $328 million in core pretax earnings in 2013 compared to $256 million in 2012, an increase of $72 million (28%). The increase in both GAAP and core pretax earnings was a result of growth in the annuity business and the positive impact of higher interest rates and strong stock market performance in 2013 on AFG’s FIA business. Results for 2012 reflect the negative impact of sharply lower interest rates on the FIA business. AFG’s periodic detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations resulted in a charge of $2 million in 2013 compared to a $14 million charge in 2012.

AFG's annuity operations contributed $256 million in GAAP pretax earnings in 2012 compared to $188 million in 2011, an increase of $68 million (36%). The increase is due primarily to AFG’s ability to maintain spreads on a larger base of invested assets as well as exceptionally strong investment results. Lower interest rates negatively impacted earnings in AFG’s FIA business in both 2012 and 2011. Operating earnings also include a net unlocking charge of $14 million in 2012 compared to $1 million in 2011.

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

The following table details AFG's GAAP and core earnings before income taxes from its annuity operations for 2013, 2012 and 2011 (dollars in millions):

	Year ended December 31,			% Change
	2013	2012	2011	2013 - 2012	2012 - 2011
Revenues:
Net investment income	$1,034	$976	$859	6%	14%
Other income:
Guaranteed withdrawal benefit fees	25	14	4	79%	250%
Policy charges and other miscellaneous income	42	38	39	11%	(3%)
Total revenues	1,101	1,028	902	7%	14%

Costs and Expenses:
Annuity benefits (a)	531	541	510	(2%)	6%
Acquisition expenses	149	150	124	(1%)	21%
Other expenses (b)	93	81	80	15%	1%
Total costs and expenses	773	772	714	—%	8%
Core earnings before income taxes	328	256	188	28%	36%
Pretax non-core ELNY guaranty fund assessments	(5)	—	—	—%	—%
GAAP earnings before income taxes	$323	$256	$188	26%	36%

(a) Annuity benefits consisted of the following (dollars in millions):

	Year ended December 31,			% Change
	2013	2012	2011	2013 - 2012	2012 - 2011
Interest credited — fixed	$451	$438	$417	3%	5%
Interest credited — fixed component of variable annuities	6	7	8	(14%)	(13%)
Change in expected death and annuitization reserve	19	19	14	—%	36%
Amortization of sales inducements	30	32	30	(6%)	7%
Change in guaranteed withdrawal benefit reserve	38	14	4	171%	250%
Change in other benefit reserves	7	10	5	(30%)	100%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	184	93	29	98%	221%
Equity option mark-to-market	(210)	(66)	13	218%	(608%)
Unlocking	6	(6)	(10)	(200%)	(40%)
Total annuity benefits	$531	$541	$510	(2%)	6%
(b) Other expenses exclude the $5 million pretax non-core charge for ELNY guaranty fund assessments in 2013.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity benefit expense.

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG's fixed annuity operations (including fixed-indexed annuities):

	Year ended December 31,			% Change
	2013	2012	2011	2013 - 2012	2012 - 2011
Average fixed annuity investments (at amortized cost)	$19,151	$16,650	$14,146	15%	18%
Average fixed annuity benefits accumulated	18,696	16,394	13,929	14%	18%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	5.35%	5.80%	5.99%
Interest credited — fixed	(2.41%)	(2.68%)	(2.99%)
Net interest spread	2.94%	3.12%	3.00%

Policy charges and other miscellaneous income	0.16%	0.16%	0.20%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.37%)	(0.36%)	(0.35%)
Acquisition expenses	(0.79%)	(0.75%)	(0.73%)
Other expenses (*)	(0.46%)	(0.46%)	(0.53%)
Change in fair value of derivatives related to fixed-indexed annuities	0.13%	(0.16%)	(0.31%)
Unlocking	(0.01%)	(0.07%)	(0.01%)
Net spread earned on fixed annuities	1.60%	1.48%	1.27%

(*)	Excludes the $5 million pretax non-core charge for ELNY guaranty fund assessments. Including this charge, the net spread earned on fixed annuities was 1.57% in 2013.

Annuity Net Investment Income
Net investment income in 2013 was $1.03 billion compared to $976 million in 2012, an increase of $58 million (6%). This increase reflects primarily the growth in AFG’s annuity business. The overall yield earned on investments in AFG's annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.45 percentage points in 2013 compared to 2012. This decline in net investment yield reflects (i) the investment of new premium dollars in the recent low interest rate environment and (ii) the impact of the maturity and redemption of higher yielding investments.

Net investment income in 2012 was $976 million compared to $859 million in 2011, an increase of $117 million (14%). This increase reflects primarily the growth in AFG’s annuity business and exceptionally strong investment results in 2012. The overall yield earned on investments in AFG's annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.19 percentage points in 2012 compared to 2011. This decline in net investment yield reflects (i) the investment of new premium dollars in the recent low interest rate environment and (ii) the impact of the maturity and redemption of higher yielding investments, partially offset by (iii) exceptionally strong investment results.

Annuity Interest Credited — Fixed
Interest credited — fixed in 2013 was $451 million compared to $438 million in 2012, an increase of $13 million (3%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn as well as the full-year impact of crediting rate reductions on existing policyholder funds that were implemented in the second half of 2012. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.27 percentage points in 2013 compared to 2012. During 2013, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

Interest credited — fixed in 2012 was $438 million compared to $417 million in 2011, an increase of $21 million (5%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn as well as the impact of crediting rate reductions on existing policyholder funds that were implemented in the second half of 2012. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.31 percentage points in 2012 compared to 2011. During 2012, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

Annuity Net Interest Spread
AFG's net interest spread decreased 0.18 percentage points in 2013 compared to 2012 due primarily to the run-off of higher yielding investments, partially offset by lower crediting rates.

AFG's net interest spread increased 0.12 percentage points in 2012 compared to 2011 due primarily to exceptionally strong investment results in 2012 and lower crediting rates, partially offset by the run-off of higher yielding investments.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, in 2013 was $42 million compared to $38 million in 2012, an increase of $4 million (11%). The increase reflects $4 million in income from the sale of real estate recorded in 2013.

Annuity policy charges and other miscellaneous income in 2012 were $38 million compared to $39 million in 2011, a decrease of $1 million (3%), primarily reflecting lower surrender charge rates.

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees (excluding the impact of unlocking) were $69 million in 2013, $61 million in 2012 and $49 million in 2011, representing an increase of $8 million (13%) in 2013 compared to 2012 and $12 million (24%) in 2012 compared to 2011. In addition to interest credited to policyholders’ accounts, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Year ended December 31,
	2013	2012	2011
Change in expected death and annuitization reserve	$19	$19	$14
Amortization of sales inducements	30	32	30
Change in guaranteed withdrawal benefit reserve	38	14	4
Change in other benefit reserves	7	10	5
Other annuity benefits	94	75	53
Offset guaranteed withdrawal benefit fees	(25)	(14)	(4)
Other annuity benefits, net	$69	$61	$49

The $8 million increase in other annuity benefits, net of guaranteed withdrawal benefit fees in 2013 compared to 2012 primarily reflects increased sales of products with guaranteed withdrawal benefit features.

The $12 million increase in other annuity benefits, net of guaranteed withdrawal benefit fees in 2012 compared to 2011 primarily reflects increased benefit reserves due to low lapse rates.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity benefit expense.

Annuity Acquisition Expenses
AFG's amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.79% in 2013 compared to 0.75% in 2012 and 0.73% in 2011 and has generally ranged between 0.70% and 0.80%. Variances in these percentages generally relate to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the favorable impact of the increase in market interest rates during 2013 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting acceleration in the amortization of DPAC.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity and supplemental insurance acquisition expenses. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Annuity Other Expenses
Excluding the non-core ELNY guaranty fund assessments charge, annuity other expenses were $93 million in 2013, $81 million in 2012 and $80 million in 2011, representing an increase of $12 million (15%) in 2013 compared to 2012 and $1 million (1%) in 2012 compared to 2011. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses were flat in 2013 compared to 2012 and declined 0.07 percentage points in 2012 compared to 2011. In general this percentage is expected to decrease as AFG’s annuity business grows. However, annuity other expenses for 2013 includes a $7 million charge to write off certain previously capitalized project costs.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately 47% of annuity benefits accumulated at December 31, 2013, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. Excluding the impact of unlocking charges, the net change in fair value of derivatives related to fixed-indexed annuities reduced annuity benefits by $26 million in 2013 due to the positive impact of higher market interest rates and the net impact of strong stock market performance on the derivatives. Conversely, the net change in fair value of the derivatives related to fixed-indexed annuities, excluding the impact of unlocking charges, increased annuity benefits expense by $27 million in 2012 and $42 million in 2011 reflecting the negative impact of sharply lower market interest rates on the embedded derivative.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.12 percentage points in 2013 compared to 2012 as the 0.18 percentage points decrease in AFG’s net interest spread was more than offset by the impact of changes in the fair value of derivatives discussed above.

AFG’s net spread earned on fixed annuities increased 0.21 percentage points in 2012 compared to 2011 due primarily to the 0.12 percentage points increase in AFG’s net interest spread and the impact of changes in the fair value of derivatives discussed above.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG's annuity benefits accumulated liability for 2013, 2012 and 2011 (in millions):

	Year ended December 31,
	2013	2012	2011
Beginning fixed annuity reserves	$17,274	$15,188	$12,670
Fixed annuity premiums (receipts)	3,981	2,930	3,016
Federal Home Loan Bank advances	200	—	240
Surrenders, benefits and other withdrawals	(1,493)	(1,397)	(1,193)
Interest and other annuity benefit expenses:
Interest credited	451	438	417
Embedded derivative mark-to-market	184	93	29
Change in other benefit reserves	78	32	13
Unlocking	4	(10)	(4)
Ending fixed annuity reserves	$20,679	$17,274	$15,188

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$20,679	$17,274	$15,188
Impact of unrealized investment gains	71	136	30
Fixed component of variable annuities	194	199	202
Annuity benefits accumulated per balance sheet	$20,944	$17,609	$15,420
Statutory Annuity Premiums
AFG's annuity operations generated statutory premiums of $4.03 billion in 2013, $2.99 billion in 2012 and $3.09 billion in 2011, an increase of $1.04 billion (35%) in 2013 compared to 2012 and a decrease of $95 million (3%) in 2012 compared to 2011. The following table summarizes AFG's annuity sales (dollars in millions):

	Year ended December 31,			% Change
	2013	2012	2011	2013 - 2012	2012 - 2011
Retail single premium annuities — indexed	$1,879	$1,662	$1,549	13%	7%
Retail single premium annuities — fixed	165	153	239	8%	(36%)
Financial institutions single premium annuities — indexed	1,102	291	216	279%	35%
Financial institutions single premium annuities — fixed	628	587	755	7%	(22%)
Education market — 403(b) fixed and indexed annuities	207	237	257	(13%)	(8%)
Total fixed annuity premiums	3,981	2,930	3,016	36%	(3%)
Variable annuities	52	61	70	(15%)	(13%)
Total annuity premiums	$4,033	$2,991	$3,086	35%	(3%)

The 35% increase in annuity premiums in 2013 compared to 2012 reflects continued successful distribution channel expansion, primarily in the financial institutions market, as well as new product offerings. Management also believes that AFG has benefitted from its strong ratings, and that the entire annuity industry has benefitted from the rise in interest rates in 2013, particularly in the financial institutions market.

The 3% decrease in annuity premiums in 2012 compared to 2011 reflects actions taken by AFG in response to the significant drop in interest rates that began in the second quarter of 2012. These actions included reductions in interest rates credited to policyholders and in commissions paid to agents. Management believes that fixed-indexed annuities continued to sell well in both the retail and financial institutions markets due to their market participation and other features. Conversely, management believes that traditional fixed annuity sales decreased due to low absolute crediting rates in the market, and that this decrease is consistent with industry experience. In addition, AFG was impacted by aggressive participants and new entrants in certain of its markets.

Annuity Unlocking
In 2013, 2012 and 2011, AFG conducted its detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations. As a result of these reviews, AFG recorded charges (expense reductions) in annuity benefits expense and annuity and supplemental insurance acquisition expenses related to its annuity business. AFG’s net annuity unlocking charges of $2 million in 2013, $14 million in 2012 and $1 million in 2011 impacted AFG’s financial statements as follows (in millions):

	Year ended December 31,
	2013	2012	2011
Annuity benefits:
Fixed-indexed annuities embedded derivative	$(2)	$(36)	$—
Sales inducements	2	4	(6)
Other reserves	6	26	(4)
Total annuity benefits	6	(6)	(10)
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	(4)	33	1
Unearned revenue	—	(13)	10
Net charge	$2	$14	$1

See “Results of Operations — Quarters ended December 31, 2013 and 2012 — Annuity Segment — Results of Operations — Annuity Unlocking” for a discussion of the overall net charge from the periodic review of actuarial assumptions in 2013 and 2012.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the GAAP and core net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for 2013, 2012 and 2011 (in millions):

	Year ended December 31,
	2013	2012	2011
Earnings on fixed annuity benefits accumulated (a)	$300	$243	$177
Earnings on investments in excess of fixed annuity benefits accumulated (b)	24	14	13
Variable annuity earnings (loss)	4	(1)	(2)
Core earnings before income taxes	328	256	188
Pretax non-core ELNY guaranty fund assessments	(5)	—	—
GAAP earnings before income taxes	$323	$256	$188

(a) Excludes the $5 million pretax non-core charge for ELNY guarantee fund assessments in 2013.
(b) Net investment income (as a % of investments) of 5.35% and 5.80% and 5.99% in 2013, 2012 and 2011, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations As previously discussed under “Uncertainties — Run-off Long-term Care Insurance,” AFG recorded a $153 million loss recognition charge in the fourth quarter of 2012 to write off deferred policy acquisition costs and strengthen reserves in its closed block of long-term care insurance. The charge was due primarily to lower projected future investment rates resulting from the continued low interest rate environment, as well as changes in claims, expenses and persistency assumptions. Excluding this charge, pretax core operating losses for the run-off long-term care and life segment were $10 million in 2013 and $4 million in 2012 compared to pretax operating earnings of less than $1 million in 2011. The following table details AFG's GAAP and core earnings (losses) before income taxes from its run-off long-term care and life operations in 2013, 2012 and 2011 (dollars in millions):

	Year ended December 31,			% Change
	2013	2012	2011	2013 - 2012	2012 - 2011
Revenues:
Net earned premiums:
Long-term care	$76	$78	$81	(3%)	(4%)
Life operations	38	41	45	(7%)	(9%)
Net investment income	76	69	66	10%	5%
Other income	4	3	(2)	33%	(250%)
Total revenues	194	191	190	2%	1%

Costs and Expenses:
Life, accident and health benefits:
Long-term care (*)	113	99	91	14%	9%
Life operations	47	52	60	(10%)	(13%)
Acquisition expenses (*)	18	22	22	(18%)	—%
Other expenses	26	22	17	18%	29%
Total costs and expenses	204	195	190	5%	3%
Core earnings (loss) before income taxes	(10)	(4)	—	150%	—%
Pretax non-core loss recognition charge	—	(153)	—	(100%)	—%
GAAP earnings (loss) before income taxes	$(10)	$(157)	$—	(94%)	—%

(*)	Excludes the pretax non-core loss recognition charge recorded in the fourth quarter of 2012 to increase life, accident and health benefits by $74 million and acquisition expenses by $79 million.

The increase in long-term care benefits expense in 2013 as compared to 2012 is due primarily to an increase in new claims. The decrease in life benefits expense in 2013 as compared to 2012 is due primarily to improved claims experience in the first half of 2013.

The increase in long-term care benefits expense in 2012 as compared to 2011 is due primarily to charges recorded in 2012 to increase reserves related to existing open claims and certain policyholder benefit features. The decrease in life benefits expense in 2012 as compared to 2011 is due primarily to improved claims experience.

AFG expects revenues and expenses related to the long-term care business to generally increase over time as this closed block of business ages. Due to the age and relatively small size of its long-term care business, AFG expects claims volatility from period to period. Management continues to monitor its claims experience and update its loss recognition assumptions as needed.

Medicare Supplement and Critical Illness Segment — Results of Operations AFG's Medicare supplement and critical illness segment contributed $198 million in GAAP pretax earnings in 2012, which includes a $170 million pretax non-core realized gain on the August 2012 sale of these businesses, and GAAP pretax earnings of $34 million in 2011. See Note B — “Acquisitions and Sales of Subsidiaries” to the financial statements. The following table details AFG's GAAP and core earnings before income taxes from its Medicare supplement and critical illness business (in millions):

	Year ended December 31,
	2013	2012	2011
Revenues:
Net earned premiums	$—	$199	$304
Net investment income	—	7	10
Other income	—	6	11
Total revenues	—	212	325

Costs and Expenses:
Life, accident and health benefits	—	131	209
Acquisition expenses	—	31	49
Other expenses	—	22	33
Total costs and expenses	—	184	291
Core earnings before income taxes	—	28	34
Pretax non-core realized gain on sale of Medicare supplement and critical illness businesses	—	170	—
GAAP earnings before income taxes	$—	$198	$34

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains) totaled $190 million in 2013 compared to $185 million in 2012, an increase of $5 million (3%). AFG's net core pretax loss outside of its insurance operations (excluding realized gains) totaled $168 million in 2013 compared to $160 million in 2012, an increase of $8 million (5%).

AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains) totaled $185 million in 2012 compared to $155 million in 2011, an increase of $30 million (19%). AFG's net core pretax loss outside of its insurance operations (excluding realized gains) totaled $160 million in 2012 compared to $146 million in 2011, an increase of $14 million (10%).

The following table details AFG's GAAP and core loss before income taxes from operations outside of its insurance operations in 2013, 2012 and 2011 (dollars in millions):

	Year ended December 31,			% Change
	2013	2012	2011	2013 - 2012	2012 - 2011
Revenues:
Net investment income	$8	$5	$5	60%	—%
Other income	27	22	25	23%	(12%)
Total revenues	35	27	30	30%	(10%)

Costs and Expenses:
Interest charges on borrowed money	68	71	69	(4%)	3%
Other expenses (*)	135	116	107	16%	8%
Total costs and expenses	203	187	176	9%	6%
Core loss before income taxes, excluding realized gains	(168)	(160)	(146)	5%	10%
Pretax non-core items, excluding realized gains:
Special A&E charges	(22)	(2)	(9)	1,000%	(78%)
Other	—	(23)	—	(100%)	—%
GAAP loss before income taxes, excluding realized gains	$(190)	$(185)	$(155)	3%	19%

(*)
Excludes pretax non-core special A&E charges of $22 million, $2 million and $9 million in 2013, 2012 and 2011, respectively. Other expenses in 2012 also exclude $23 million in other non-core charges (discussed below).

Holding Company and Other — Net Investment Income
AFG recorded investment income on investments held outside of its insurance operations of $8 million, $5 million and $5 million in 2013, 2012 and 2011, respectively.

Holding Company and Other — Other Income
Other income in the table above includes management fees paid to AFG by the AFG-managed CLOs (AFG's consolidated managed investment entities) of $16 million, $18 million and $19 million in 2013, 2012 and 2011, respectively. These fees are eliminated in consolidation — see the other income line in the Consolidated MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $11 million in 2013 compared to $4 million in 2012 and $6 million in 2011. Results for 2012 include a loss related to the sale of fixed assets of $7 million.

Holding Company and Other — Interest Charges on Borrowed Money
AFG's holding companies and other operations outside of its insurance operations recorded interest expense of $68 million in 2013 compared to $71 million in 2012, a decrease of $3 million (4%). In 2012, AFG issued new Senior Notes and used the proceeds to redeem higher rate debt.

AFG's holding companies and other operations outside of its insurance operations recorded interest expense of $71 million in 2012 compared to $69 million in 2011, an increase of $2 million (3%).

Holding Company and Other — Other Expenses
As a result of the comprehensive study of A&E exposures discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG’s holding companies and other operations outside of its insurance operations recorded non-core special charges of $22 million, $2 million and $9 million in 2013, 2012 and 2011, respectively, to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The 2013 charge resulted primarily from slightly higher estimated operation and maintenance costs at sites where remediation is underway, coupled with higher estimated cleanup costs at a limited number of sites. In 2012, these operations also recorded a $15 million non-core charge resulting from an adverse judgment in a long-standing labor contract dispute related to AFG’s former railroad operations and an $8 million non-core loss on the retirement of debt.

Excluding the non-core charges, AFG's holding companies and other operations outside of its insurance operations recorded other expenses of $135 million in 2013, $116 million in 2012 and $107 million in 2011. The $19 million (16%) increase in 2013 compared to 2012 and the $9 million (8%) increase in 2012 compared to 2011 reflect the impact of higher holding company expenses, primarily related to employee benefit plans that are tied to stock market performance and certain share-based incentive plans.

Consolidated Realized Gains (Losses) on Securities   AFG's consolidated realized gains on securities, which are not allocated to segments, were $221 million in 2013 compared to $210 million in 2012, an increase of $11 million (5%). AFG's consolidated realized gains on securities were $210 million in 2012 compared to $76 million in 2011, an increase of $134 million (176%). Realized gains (losses) on securities consisted of the following (in millions):

	Year ended December 31,
	2013	2012	2011
Realized gains (losses) before impairments:
Disposals	$233	$243	$156
Change in the fair value of derivatives	1	1	(24)
Adjustments to annuity deferred policy acquisition costs and related items	(1)	(8)	(4)
	233	236	128
Impairment charges:
Securities	(15)	(33)	(68)
Adjustments to annuity deferred policy acquisition costs and related items	3	7	16
	(12)	(26)	(52)
Realized gains on securities	$221	$210	$76

Realized gains on disposals include gains on sales of shares of Verisk Analytics, Inc. of $49 million, $93 million and $76 million in 2013, 2012 and 2011, respectively.

Consolidated Income Taxes   AFG's consolidated provision for income taxes was $236 million in 2013 compared to $135 million in 2012, an increase of $101 million (75%). The provision for income taxes recorded in 2012 includes a $67 million non-core tax benefit related to the favorable resolution of certain tax litigation and settlement of open tax years. AFG's consolidated provision for income taxes was $135 million in 2012 compared to $239 million in 2011, a decrease of $104 million (44%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net loss attributable to noncontrolling interests was $18 million in 2013 compared to $86 million in 2012, a decrease of $68 million (79%). AFG’s consolidated net loss attributable to noncontrolling interests was $86 million in 2012 compared to $23 million in 2011, an increase of $63 million (274%). The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Year ended December 31,			% Change
	2013	2012	2011	2013 - 2012	2012 - 2011
National Interstate	$8	$16	$15	(50%)	7%
Marketform	—	(4)	(15)	(100%)	(73%)
Managed Investment Entities	(26)	(98)	(24)	(73%)	308%
Other	—	—	1	—%	(100%)
Loss attributable to noncontrolling interests	$(18)	$(86)	$(23)	(79%)	274%

During the third quarter of 2012, AFG acquired the remaining 28% of Marketform that it did not already own. Marketform’s losses reflect adverse reserve development in its run-off Italian public hospital medical malpractice business. As discussed in Note A — “Accounting Policies” and Note H — “Managed Investment Entities” to the financial statements, the losses of Managed Investment Entities in 2013, 2012 and 2011 represent CLO losses that ultimately inure to holders of CLO debt other than AFG.

NEW ACCOUNTING STANDARDS

See Note A — “Accounting Policies — Accounting Standard Adopted in 2013” to the financial statements for a discussion of a recent accounting standard adopted by AFG.

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

Consistent with the discussion in Item 7 — Management’s Discussion and Analysis — “Investments,” the following table demonstrates the sensitivity of the fair value of AFG’s fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31 (based on the duration of the portfolio, dollars in millions). Increases or decreases from the 100 basis points illustrated would be approximately proportional.

	2013	2012
Fair value of fixed maturity portfolio	$26,761	$24,439
Pretax impact on fair value of 100 bps increase in interest rates	$(1,204)	$(1,124)
Pretax impact as % of total fixed maturity portfolio	(4.5%)	(4.6%)

European Debt Exposure   Certain European countries, including the so-called “peripheral countries” (Greece, Portugal, Ireland, Italy and Spain) have been experiencing varying degrees of financial stress over the past few years and there remains uncertainty as to future developments and the impact on global financial markets. At December 31, 2013, less than 5% of AFG’s cash and investments consisted of European debt and AFG owned no sovereign debt issued by the peripheral countries.

Annuity Contracts   Substantially all of AFG’s fixed rate annuity contracts permit AFG to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. In late 2003, AFG began issuing products with guaranteed minimum interest rates (”GMIRs”) of less than 2% in states where required approvals have been received. The GMIR on virtually all new product sales since 2010 is 1%. At December 31, 2013, AFG is able to reduce the average crediting rate of its $16 billion of traditional and fixed-indexed annuities without guaranteed withdrawal benefits by approximately 48 basis points (on a weighted average basis).

As presented in Item 7 — Management’s Discussion and Analysis — “Results of Operations — Years ended December 31, 2013, 2012 and 2011” — “Net Spread on Fixed Annuities”, the weighted average interest credited rate on AFG’s in-force block of fixed annuities was 2.41% for the year ended December 31, 2013. Management estimates that the interest credited rate on this in-force business will increase to approximately 2.50% over the next five years. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and other withdrawals and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above. The current stated crediting rates (excluding bonus interest) on new sales of AFG’s fixed annuity products generally range from 1.0% to 2.0%.

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

	First	Second	Third	Fourth	Fifth	Thereafter	Total	Fair Value (*)
2013	$1,808	$2,071	$2,248	$2,303	$2,356	$10,158	$20,944	$19,959
2012	1,669	1,656	1,803	1,899	1,905	8,677	17,609	17,588

(*)	Fair value excludes life contingent annuities in the payout phase (carrying value of $203 million and $204 million at December 31, 2013 and 2012, respectively).

AFG’s fixed-indexed annuities represented approximately 47% of annuity benefits accumulated at December 31, 2013. These annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked to market through earnings each period. See Note D — “Fair Value Measurements” and Note F — “Derivatives” to the financial statements for a discussion of these derivatives.
Long-Term Debt   The following table shows scheduled principal payments on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter (dollars in millions):

	December 31, 2013			December 31, 2012
	Scheduled Principal Payments	Rate		Scheduled Principal Payments	Rate
2014	$2	5.9%	2013	$1	5.9%
2015	14	5.7%	2014	2	5.9%
2016	45	6.1%	2015	14	5.7%
2017	—	—%	2016	45	6.1%
2018	—	—%	2017	—	—%
Thereafter	840	7.9%	Thereafter	840	7.9%
Total	$901	7.7%	Total	$902	7.7%

Fair Value	$973		Fair Value	$1,034
National Interstate had $12 million in borrowings outstanding under a bank credit facility at December 31, 2013 and 2012. No amounts were outstanding under AFG’s bank credit facility at December 31, 2013 or 2012.

ITEM 8

Financial Statements and Supplementary Data

Selected Quarterly Financial Data has been included in Note N to the Consolidated Financial Statements.

ITEM 9A

Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its principal financial officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and principal financial officer concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2013 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s principal executive officers and principal financial officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013, based on the criteria set forth in “Internal Control — Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2013. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2013, is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
American Financial Group, Inc.

We have audited American Financial Group, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
American Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 28, 2014

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$1,639	$1,705
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $25,366 and $22,083)	26,456	24,118
Fixed maturities, trading at fair value	305	321
Equity securities, at fair value (cost — $987 and $778)	1,179	939
Mortgage loans	781	607
Policy loans	238	228
Real estate and other investments	715	531
Total cash and investments	31,313	28,449
Recoverables from reinsurers	3,157	3,750
Prepaid reinsurance premiums	408	471
Agents’ balances and premiums receivable	739	636
Deferred policy acquisition costs	975	550
Assets of managed investment entities	2,888	3,225
Other receivables	854	539
Variable annuity assets (separate accounts)	665	580
Other assets	903	786
Goodwill	185	185
Total assets	$42,087	$39,171

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$6,410	$6,845
Unearned premiums	1,757	1,651
Annuity benefits accumulated	20,944	17,609
Life, accident and health reserves	2,008	2,059
Payable to reinsurers	508	475
Liabilities of managed investment entities	2,567	2,892
Long-term debt	913	953
Variable annuity liabilities (separate accounts)	665	580
Other liabilities	1,546	1,359
Total liabilities	37,318	34,423
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 89,513,386 and 88,979,303 shares outstanding	90	89
Capital surplus	1,123	1,063
Retained earnings:
Appropriated — managed investment entities	49	75
Unappropriated	2,777	2,520
Accumulated other comprehensive income, net of tax	560	831
Total shareholders’ equity	4,599	4,578
Noncontrolling interests	170	170
Total equity	4,769	4,748
Total liabilities and equity	$42,087	$39,171

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2013	2012	2011
Revenues:
Property and casualty insurance net earned premiums	$3,204	$2,847	$2,759
Life, accident and health net earned premiums	114	318	430
Net investment income	1,346	1,301	1,225
Realized gains (losses) on:
Securities (*)	221	210	76
Subsidiaries	(4)	161	(3)
Income (loss) of managed investment entities:
Investment income	128	125	105
Loss on change in fair value of assets/liabilities	(14)	(94)	(33)
Other income	97	89	84
Total revenues	5,092	4,957	4,643

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,040	1,873	1,744
Commissions and other underwriting expenses	1,019	887	835
Annuity benefits	531	541	510
Life, accident and health benefits	160	356	360
Annuity and supplemental insurance acquisition expenses	167	282	195
Interest charges on borrowed money	71	75	74
Expenses of managed investment entities	89	80	71
Other expenses	326	326	296
Total costs and expenses	4,403	4,420	4,085
Earnings before income taxes	689	537	558
Provision for income taxes	236	135	239
Net earnings, including noncontrolling interests	453	402	319
Less: Net earnings (loss) attributable to noncontrolling interests	(18)	(86)	(23)
Net Earnings Attributable to Shareholders	$471	$488	$342

Earnings Attributable to Shareholders per Common Share:
Basic	$5.27	$5.18	$3.37
Diluted	$5.16	$5.09	$3.32
Average number of Common Shares:
Basic	89.3	94.2	101.3
Diluted	91.2	95.9	102.9

Cash dividends per Common Share	$1.805	$0.97	$0.6625
________________________________________
(*) Consists of the following:
Realized gains before impairments	$233	$236	$128

Losses on securities with impairment	(14)	(27)	(31)
Non-credit portion recognized in other comprehensive income (loss)	2	1	(21)
Impairment charges recognized in earnings	(12)	(26)	(52)
Total realized gains on securities	$221	$210	$76

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Millions)

	Year ended December 31,
	2013	2012	2011
Net earnings, including noncontrolling interests	$453	$402	$319
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(122)	408	161
Reclassification adjustment for realized gains included in net earnings	(144)	(138)	(68)
Reclassification adjustment for unrealized gains of subsidiaries sold	—	(18)	(1)
Total net unrealized gains (losses) on securities	(266)	252	92
Foreign currency translation adjustments	(13)	6	(1)
Pension and other postretirement plans adjustments	2	2	—
Other comprehensive income (loss), net of tax	(277)	260	91
Total comprehensive income, net of tax	176	662	410
Less: Comprehensive income (loss) attributable to noncontrolling interests	(24)	(78)	(17)
Comprehensive income attributable to shareholders	$200	$740	$427

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2010	105,168,366	$1,271	$197	$2,368	$495	$4,331	$150	$4,481
Net earnings	—	—	—	342	—	342	(23)	319
Other comprehensive income	—	—	—	—	85	85	6	91
Allocation of losses of managed investment entities	—	—	(24)	—	—	(24)	24	—
Dividends on Common Stock	—	—	—	(69)	—	(69)	—	(69)
Shares issued:
Exercise of stock options	1,576,664	38	—	—	—	38	—	38
Other benefit plans	387,746	9	—	—	—	9	—	9
Dividend reinvestment plan	15,763	1	—	—	—	1	—	1
Stock-based compensation expense	—	14	—	—	—	14	—	14
Shares acquired and retired	(9,281,386)	(113)	—	(202)	—	(315)	—	(315)
Shares exchanged — benefit plans	(20,751)	(1)	—	—	—	(1)	—	(1)
Other	—	—	—	—	—	—	(11)	(11)
Balance at December 31, 2011	97,846,402	$1,219	$173	$2,439	$580	$4,411	$146	$4,557

Net earnings	—	—	—	488	—	488	(86)	402
Other comprehensive income	—	—	—	—	252	252	8	260
Allocation of losses of managed investment entities	—	—	(98)	—	—	(98)	98	—
Dividends on Common Stock	—	—	—	(91)	—	(91)	—	(91)
Shares issued:
Exercise of stock options	1,702,782	45	—	—	—	45	—	45
Other benefit plans	308,352	7	—	—	—	7	—	7
Dividend reinvestment plan	21,484	1	—	—	—	1	—	1
Stock-based compensation expense	—	18	—	—	—	18	—	18
Shares acquired and retired	(10,864,184)	(137)	—	(278)	—	(415)	—	(415)
Shares exchanged — benefit plans	(35,533)	(1)	—	—	—	(1)	—	(1)
Other	—	—	—	(38)	(1)	(39)	4	(35)
Balance at December 31, 2012	88,979,303	$1,152	$75	$2,520	$831	$4,578	$170	$4,748

Net earnings	—	—	—	471	—	471	(18)	453
Other comprehensive income (loss)	—	—	—	—	(271)	(271)	(6)	(277)
Allocation of losses of managed investment entities	—	—	(26)	—	—	(26)	26	—
Dividends on Common Stock	—	—	—	(161)	—	(161)	—	(161)
Shares issued:
Exercise of stock options	1,625,023	53	—	—	—	53	—	53
Other benefit plans	388,043	7	—	—	—	7	—	7
Dividend reinvestment plan	28,147	2	—	—	—	2	—	2
Stock-based compensation expense	—	19	—	—	—	19	—	19
Shares acquired and retired	(1,448,156)	(19)	—	(51)	—	(70)	—	(70)
Shares exchanged — benefit plans	(58,974)	(1)	—	(2)	—	(3)	—	(3)
Other	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2013	89,513,386	$1,213	$49	$2,777	$560	$4,599	$170	$4,769
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2013	2012	2011
Operating Activities:
Net earnings, including noncontrolling interests	$453	$402	$319
Adjustments:
Depreciation and amortization	142	257	180
Annuity benefits	531	541	510
Realized gains on investing activities	(230)	(367)	(74)
Net (purchases) sales of trading securities	2	17	(45)
Deferred annuity and life policy acquisition costs	(222)	(212)	(239)
Change in:
Reinsurance and other receivables	176	(495)	(228)
Other assets	(149)	(51)	(101)
Insurance claims and reserves	(200)	918	134
Payable to reinsurers	51	—	155
Other liabilities	280	(180)	245
Managed investment entities’ assets/liabilities	(98)	(21)	(212)
Other operating activities, net	24	8	23
Net cash provided by operating activities	760	817	667

Investing Activities:
Purchases of:
Fixed maturities	(6,690)	(4,458)	(5,321)
Equity securities	(461)	(281)	(397)
Mortgage loans	(274)	(269)	(190)
Real estate, property and equipment	(52)	(71)	(86)
Proceeds from:
Maturities and redemptions of fixed maturities	3,236	2,262	1,974
Repayments of mortgage loans	102	46	269
Sales of fixed maturities	275	632	1,293
Sales of equity securities	434	437	198
Sales of real estate, property and equipment	34	4	3
Sales of subsidiaries	—	322	9
Cash and cash equivalents of businesses sold	(5)	(34)	(5)
Managed investment entities:
Purchases of investments	(1,426)	(1,849)	(1,563)
Proceeds from sales and redemptions of investments	1,904	1,857	1,391
Other investing activities, net	8	(23)	(14)
Net cash used in investing activities	(2,915)	(1,425)	(2,439)

Financing Activities:
Annuity receipts	4,233	2,993	3,326
Annuity surrenders, benefits and withdrawals	(1,588)	(1,504)	(1,321)
Net transfers from variable annuity assets	32	36	39
Additional long-term borrowings	—	372	2
Reductions of long-term debt	(40)	(365)	(20)
Issuances of managed investment entities’ liabilities	1,192	781	394
Retirement of managed investment entities’ liabilities	(1,560)	(830)	(66)
Issuances of Common Stock	54	46	39
Repurchases of Common Stock	(70)	(415)	(315)
Cash dividends paid on Common Stock	(160)	(90)	(67)
Other financing activities, net	(4)	(35)	(14)
Net cash provided by financing activities	2,089	989	1,997
Net Change in Cash and Cash Equivalents	(66)	381	225
Cash and cash equivalents at beginning of year	1,705	1,324	1,099
Cash and cash equivalents at end of year	$1,639	$1,705	$1,324

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	J.	Long-Term Debt
B.	Acquisitions and Sales of Subsidiaries	K.	Shareholders’ Equity
C.	Segments of Operations	L.	Income Taxes
D.	Fair Value Measurements	M.	Contingencies
E.	Investments	N.	Quarterly Operating Results (Unaudited)
F.	Derivatives	O.	Insurance
G.	Deferred Policy Acquisition Costs	P.	Additional Information
H.	Managed Investment Entities	Q.	Subsequent Events (Unaudited)
I.	Goodwill and Other Intangibles

A.     Accounting Policies

Basis of Presentation   The consolidated financial statements include the accounts of American Financial Group, Inc. (“AFG”) and its subsidiaries. Certain reclassifications have been made to prior years to conform to the current year’s presentation, primarily the reclassification of investment expenses and real estate income and expenses to net investment income. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2013, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Accounting Standard Adopted in 2013   Effective January 1, 2013, AFG prospectively adopted Accounting Standards Update (“ASU”) 2013-02, which requires companies to disclose, in a single location within the financial statements or footnotes, reclassifications out of accumulated other comprehensive income (“AOCI”) separately for each component of other comprehensive income. For significant reclassifications, the disclosure is required to include the respective line items in net earnings affected by the reclassification. Disclosures required by the guidance are included in Note K — “Shareholders’ Equity.” This new disclosure requirement had no impact on AFG’s results of operations or financial position.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in 2013 or 2012.

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

Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other-than-temporary at the balance sheet date, a provision for impairment is charged to earnings (included in realized gains (losses) on securities) and the cost basis of that investment is reduced. If management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

before recovery of its amortized cost basis, then the other-than-temporary impairment is separated into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in other comprehensive income). The credit-related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are shown in the Statement of Earnings. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge to earnings is recorded to reduce the amortized cost of that security to fair value.

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

Reinsurance   Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFG’s property and casualty insurance subsidiaries report as assets (i) the estimated reinsurance recoverable on paid and unpaid losses, including an estimate for losses incurred but not reported, and (ii) amounts paid or due to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers includes ceded premiums due to reinsurers as well as ceded premiums retained by AFG’s property and casualty insurance subsidiaries under contracts to fund ceded losses as they become due. AFG’s insurance subsidiaries also assume reinsurance from other companies. Earnings on reinsurance assumed is recognized based on information received from ceding companies.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

DPAC related to traditional life and health insurance is amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. See “Life, Accident and Health Reserves” below for details on the impact of loss recognition on the accounting for traditional life and health insurance contracts.

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

The net gain or loss from accounting for the CLO assets and liabilities at fair value is separately presented in AFG’s Statement of Earnings. CLO earnings attributable to AFG’s shareholders represent the change in fair value of AFG’s investments in the CLOs (including distributions) and management fees earned. All other CLO earnings (losses) are not attributable to AFG’s shareholders and will ultimately inure to the benefit of the CLO debt holders. As a result, such CLO earnings (losses) are included in net earnings (loss) attributable to noncontrolling interests in AFG’s Statement of Earnings and in appropriated retained earnings — managed investment entities in the Balance Sheet. As the CLOs approach maturity (2016 to 2026), it is expected that losses attributable to noncontrolling interests will reduce appropriated retained earnings towards zero as the fair values of the assets and liabilities converge and the CLO assets are used to pay the CLO debt.

At December 31, 2012, assets and liabilities of managed investment entities include $107 million in assets and $87 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that closed in April 2013. Upon closing, all warehoused assets were transferred to the new CLO and the liabilities were repaid.

Unpaid Losses and Loss Adjustment Expenses   The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims represent management’s best estimate and are based upon (i) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (ii) estimates received from ceding reinsurers and insurance pools and associations; (iii) estimates of unreported losses (including possible development on known claims) based on past experience; (iv) estimates based on experience of expenses for investigating and adjusting claims; and (v) the current state of the law and coverage litigation. Establishing reserves for asbestos, environmental and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage.

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

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, guaranteed withdrawals and excess benefits expected to be paid on future deaths and annuitizations (“EDAR”). The liabilities for EDAR and guaranteed withdrawals are accrued for and modified using assumptions consistent with those used in determining DPAC and DPAC amortization, except that amounts are determined in relation to the present value of total expected assessments. Total expected assessments consist principally of estimated future investment margin, surrender, mortality, and other life and annuity policy charges, and unearned revenues once they are recognized as income.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: 2013 – 1.9 million, 2012 – 1.7 million and 2011 – 1.6 million.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: 2013 – 1.1 million, 2012 – 1.8 million and 2011 – 2.3 million. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2013, 2012 and 2011 periods.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The impact of the August 2012 sale of the Medicare supplement and critical illness segment on AFG’s financial statements is shown below (in millions):

Sale proceeds	$326
Expenses	(11)
Net proceeds	$315

Assets of businesses sold:
Cash and investments	$217
Deferred policy acquisition costs	108
Other assets	31
Total assets	356
Liabilities of businesses sold:
Life, accident and health reserves	209
Other liabilities	2
Total liabilities	211
Net assets of businesses sold	$145

Gain on sale of subsidiaries	$170

Summarized Statement of Earnings information for the Medicare supplement and critical illness segment through the sale date is shown below (in millions):

	Year ended December 31,
	2012 (*)	2011
Total revenues	$212	$325
Total costs and expenses	184	291
Earnings before income taxes	$28	$34

(*) Reflects revenues and expenses through the end of August 2012.

Other Businesses   During 2012, AFG acquired the outstanding 28% of Marketform, its London-based Lloyd’s property and casualty insurance operation, that it did not already own for $17 million and sold an additional small annuity company for $7 million.

C.    Segments of Operations

AFG manages its business as five segments: (i) Property and casualty insurance, (ii) Annuity, (iii) Run-off long-term care and life, (iv) Medicare supplement and critical illness (sold in August 2012) and (v) Other, which includes holding company assets and costs, and the assets and operations attributable to the noncontrolling interests of the managed investment entities.

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

Sales of property and casualty insurance outside of the United States represented 5% of AFG’s revenues in 2013, 2012 and 2011.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	2013	2012	2011
Assets
Property and casualty insurance (a)	$11,717	$12,163	$11,740
Annuity	24,294	20,909	18,245
Run-off long-term care and life	2,408	2,304	1,785
Medicare supplement and critical illness (b)	—	—	359
Other	3,668	3,795	3,709
Total assets	$42,087	$39,171	$35,838

Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$1,521	$1,423	$1,412
Specialty casualty	1,135	948	872
Specialty financial	469	405	408
Other specialty	79	71	67
Total premiums earned	3,204	2,847	2,759
Net investment income	263	275	291
Other income	15	24	26
Total property and casualty insurance	3,482	3,146	3,076
Annuity:
Net investment income	1,034	976	859
Other income	67	52	43
Total annuity	1,101	1,028	902
Run-off long-term care and life	194	191	190
Medicare supplement and critical illness (b)	—	212	325
Other	98	9	77
Total revenues before realized gains (losses)	4,875	4,586	4,570
Realized gains on securities	221	210	76
Realized gains (losses) on subsidiaries	(4)	161	(3)
Total revenues	$5,092	$4,957	$4,643

(a)   Not allocable to sub-segments.
(b)   Sold in August 2012.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2013	2012	2011
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$12	$19	$113
Specialty casualty	102	53	35
Specialty financial	67	44	65
Other specialty	25	15	18
Other lines (a)	(61)	(44)	(51)
Total underwriting	145	87	180
Investment and other income, net	230	235	262
Total property and casualty insurance	375	322	442
Annuity (b)	323	256	188
Run-off long-term care and life (c)	(10)	(157)	—
Medicare supplement and critical illness (d)	—	28	34
Other (e)	(216)	(283)	(179)
Total earnings before realized gains (losses) and income taxes	472	166	485
Realized gains on securities	221	210	76
Realized gains (losses) on subsidiaries	(4)	161	(3)
Total earnings before income taxes	$689	$537	$558

(a)	Includes special charges to increase asbestos and environmental (“A&E”) reserves of $54 million, $31 million and $50 million in 2013, 2012 and 2011, respectively.

(b)	Includes a $5 million charge in the second quarter of 2013 to cover expected assessments from state guaranty funds related to insolvency and liquidation of an unaffiliated life insurance company.

(c)	Includes a loss recognition charge of $153 million in the fourth quarter of 2012.

(d)	Sold in August 2012.

(e)
Includes holding company expenses, special charges to increase A&E reserves ($22 million in 2013, $2 million in 2012 and $9 million in 2011) and losses of managed investment entities attributable to noncontrolling interests ($26 million in 2013, $98 million in 2012 and $24 million in 2011). Holding company expenses in 2012 also include an $8 million loss on retirement of debt and a $15 million charge for a labor matter related to AFG’s former railroad operations.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2013
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$147	$152	$15	$314
States, municipalities and political subdivisions	—	5,311	61	5,372
Foreign government	—	208	—	208
Residential MBS	—	3,994	316	4,310
Commercial MBS	—	2,696	28	2,724
Asset-backed securities (“ABS”)	—	2,418	75	2,493
Corporate and other	28	10,672	335	11,035
Total AFS fixed maturities	175	25,451	830	26,456
Trading fixed maturities	—	305	—	305
Equity securities	1,023	125	31	1,179
Assets of managed investment entities (“MIE”)	266	2,592	30	2,888
Variable annuity assets (separate accounts) (a)	—	665	—	665
Other investments — derivatives	—	274	—	274
Total assets accounted for at fair value	$1,464	$29,412	$891	$31,767
Liabilities:
Liabilities of managed investment entities	$156	$—	$2,411	$2,567
Derivatives in annuity benefits accumulated	—	—	804	804
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$156	$10	$3,215	$3,381

December 31, 2012
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$227	$141	$20	$388
States, municipalities and political subdivisions	—	4,410	58	4,468
Foreign government	—	260	—	260
Residential MBS	—	3,833	371	4,204
Commercial MBS	—	2,896	22	2,918
Asset-backed securities	—	1,387	253	1,640
Corporate and other	5	9,999	236	10,240
Total AFS fixed maturities	232	22,926	960	24,118
Trading fixed maturities	—	321	—	321
Equity securities	781	121	37	939
Assets of managed investment entities	256	2,929	40	3,225
Variable annuity assets (separate accounts) (a)	—	580	—	580
Other investments — derivatives	—	133	—	133
Total assets accounted for at fair value	$1,269	$27,010	$1,037	$29,316
Liabilities:
Liabilities of managed investment entities	$147	$—	$2,745	$2,892
Derivatives in annuity benefits accumulated	—	—	465	465
Other liabilities — derivatives	—	17	—	17
Total liabilities accounted for at fair value	$147	$17	$3,210	$3,374
 (a)   Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The transfers between Level 1 and Level 2 are reflected in the table below at fair value as of the end of the reporting period (dollars in millions):

	Year ended December 31,
	Level 2 To Level 1 Transfers				Level 1 To Level 2 Transfers
	2013		2012		2013		2012
	# of	Fair	# of	Fair	# of	Fair	# of	Fair
	Transfers	Value	Transfers	Value	Transfers	Value	Transfers	Value
Perpetual preferred stocks	15	$70	2	$16	2	$10	7	$41
Common stocks	2	35	—	—	—	—	—	—
Redeemable preferred stocks	3	21	1	2	—	—	—	—

The transfers from Level 2 to Level 1 are due to increases in trade frequency, resulting in trade data sufficient to warrant classification in Level 1. The transfers from Level 1 to Level 2 are due to decreases in trade frequency, resulting in lack of available trade data sufficient to warrant classification in Level 1. Approximately 3% of the total assets carried at fair value on December 31, 2013, were Level 3 assets. Approximately 78% ($699 million) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than one-half of 1% of the total assets measured at fair value and less than 2% of AFG’s shareholders’ equity, changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

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

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $804 million at December 31, 2013. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.50% – 1.75% over the risk free rate
Risk margin for uncertainty in cash flows	0.3% reduction in the discount rate
Surrenders	4% – 16% of indexed account value
Partial surrenders	2% – 6% of indexed account value
Annuitizations	1% – 2% of indexed account value
Deaths	1.5% – 2.5% of indexed account value
Budgeted option costs	2.5% – 4.0% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed annuity products with an expected range of 6% to 12% in the majority of future calendar years (4% to 16% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flows assumptions in the table above would increase the fair value of the fixed-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during 2013, 2012 and 2011 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2012	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2013
AFS fixed maturities:
U.S. government agency	$20	$(2)	$(3)	$—	$—	$—	$—	$15
State and municipal	58	(1)	(2)	10	—	—	(4)	61
Residential MBS	371	5	24	6	(53)	86	(123)	316
Commercial MBS	22	(1)	(1)	—	—	8	—	28
Asset-backed securities	253	4	(3)	12	(57)	11	(145)	75
Corporate and other	236	1	(14)	113	(17)	24	(8)	335
Equity securities	37	(1)	6	53	(12)	—	(52)	31
Assets of MIE	40	(5)	—	8	(7)	—	(6)	30
Liabilities of MIE (a)	(2,745)	(26)	—	(727)	1,068	—	19	(2,411)
Embedded derivatives (b)	(465)	(182)	—	(192)	35	—	—	(804)

(a)	Total realized/unrealized loss included in net income includes gains of $7 million related to liabilities outstanding as of December 31, 2013. See Note H — “Managed Investment Entities.”

(b)	Total realized/unrealized loss included in net income for the embedded derivatives reflects gains related to the unlocking of actuarial assumptions of $2 million in 2013.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2011	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2012
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$20	$—	$—	$—	$20
State and municipal	83	—	4	19	(7)	8	(49)	58
Residential MBS	361	5	17	96	(45)	228	(291)	371
Commercial MBS	19	1	2	—	—	—	—	22
Asset-backed securities	228	7	8	55	(36)	14	(23)	253
Corporate and other	291	3	9	86	(35)	15	(133)	236
Trading fixed maturities	1	—	—	—	—	—	(1)	—
Equity securities	11	—	2	30	—	13	(19)	37
Assets of MIE	44	—	—	20	(14)	13	(23)	40
Liabilities of MIE (a)	(2,593)	(189)	—	(793)	830	—	—	(2,745)
Embedded derivatives (b)	(361)	(57)	—	(73)	26	—	—	(465)

(a)	Total realized/unrealized loss included in net income includes losses of $125 million related to liabilities outstanding as of December 31, 2012. See Note H — “Managed Investment Entities.”

(b)	Total realized/unrealized loss included in net income for the embedded derivatives reflects gains related to the unlocking of actuarial assumptions of $36 million in 2012.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2010	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2011
AFS fixed maturities:
State and municipal	$20	$—	$4	$58	$(4)	$17	$(12)	$83
Residential MBS	312	3	(9)	42	(38)	127	(76)	361
Commercial MBS	6	1	—	9	—	13	(10)	19
Asset-backed securities	124	1	—	179	(29)	4	(51)	228
Corporate and other	312	1	15	57	(43)	86	(137)	291
Trading fixed maturities	3	—	—	—	—	—	(2)	1
Equity securities	21	—	1	2	(2)	2	(13)	11
Assets of MIE	48	(8)	—	32	(18)	9	(19)	44
Liabilities of MIE (a)	(2,258)	—	—	(401)	66	—	—	(2,593)
Embedded derivatives	(181)	(29)	—	(171)	20	—	—	(361)

(a)	Total realized/unrealized loss included in net income includes losses of $3 million related to liabilities outstanding as of December 31, 2011. See Note H — “Managed Investment Entities.”

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements at December 31 are summarized below (in millions):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
2013
Financial assets:
Cash and cash equivalents	$1,639	$1,639	$1,639	$—	$—
Mortgage loans	781	779	—	—	779
Policy loans	238	238	—	—	238
Total financial assets not accounted for at fair value	$2,658	$2,656	$1,639	$—	$1,017
Financial liabilities:
Annuity benefits accumulated (*)	$20,741	$19,959	$—	$—	$19,959
Long-term debt	913	985	—	909	76
Total financial liabilities not accounted for at fair value	$21,654	$20,944	$—	$909	$20,035

2012
Financial assets:
Cash and cash equivalents	$1,705	$1,705	$1,705	$—	$—
Mortgage loans	607	613	—	—	613
Policy loans	228	228	—	—	228
Total financial assets not accounted for at fair value	$2,540	$2,546	$1,705	$—	$841
Financial liabilities:
Annuity benefits accumulated (*)	$17,405	$17,558	$—	$—	$17,558
Long-term debt	953	1,086	—	990	96
Total financial liabilities not accounted for at fair value	$18,358	$18,644	$—	$990	$17,654

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

E.    Investments

Available for sale fixed maturities and equity securities at December 31 consisted of the following (in millions):

	2013				2012
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$310	$314	$7	$(3)	$373	$388	$15	$—
States, municipalities and political subdivisions	5,360	5,372	156	(144)	4,144	4,468	329	(5)
Foreign government	198	208	10	—	242	260	18	—
Residential MBS	3,947	4,310	391	(28)	3,921	4,204	337	(54)
Commercial MBS	2,535	2,724	192	(3)	2,583	2,918	335	—
Asset-backed securities	2,477	2,493	35	(19)	1,590	1,640	52	(2)
Corporate and other	10,539	11,035	604	(108)	9,230	10,240	1,015	(5)
Total fixed maturities	$25,366	$26,456	$1,395	$(305)	$22,083	$24,118	$2,101	$(66)
Common stocks	$721	$914	$209	$(16)	$600	$749	$157	$(8)
Perpetual preferred stocks	$266	$265	$9	$(10)	$178	$190	$13	$(1)

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at December 31, 2013 and December 31, 2012, respectively, were $229 million and $227 million; nearly all of these charges relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost

2013
Fixed maturities:
U.S. Government and government agencies	$(3)	$60	95%	$—	$—	—%
States, municipalities and political subdivisions	(135)	2,219	94%	(9)	73	89%
Residential MBS	(9)	553	98%	(19)	212	92%
Commercial MBS	(3)	106	97%	—	2	100%
Asset-backed securities	(18)	1,310	99%	(1)	28	97%
Corporate and other	(101)	2,634	96%	(7)	85	92%
Total fixed maturities	$(269)	$6,882	96%	$(36)	$400	92%
Common stocks	$(16)	$158	91%	$—	$—	—%
Perpetual preferred stocks	$(6)	$91	94%	$(4)	$20	83%

2012
Fixed maturities:
U.S. Government and government agencies	$—	$22	100%	$—	$—	—%
States, municipalities and political subdivisions	(5)	285	98%	—	24	100%
Residential MBS	(3)	146	98%	(51)	411	89%
Commercial MBS	—	16	100%	—	—	—%
Asset-backed securities	—	146	100%	(2)	57	97%
Corporate and other	(3)	237	99%	(2)	51	96%
Total fixed maturities	$(11)	$852	99%	$(55)	$543	91%
Common stocks	$(8)	$88	92%	$—	$—	—%
Perpetual preferred stocks	$—	$7	100%	$(1)	$25	96%

At December 31, 2013, the gross unrealized losses on fixed maturities of $305 million relate to approximately 1,200 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 89% of the gross unrealized loss and 90% of the fair value.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For 2013, AFG recorded less than $1 million in other-than-temporary impairment charges related to its residential MBS.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2013.

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions).

	2013	2012	2011
Balance at January 1	$192	$187	$143
Additional credit impairments on:
Previously impaired securities	—	5	44
Securities without prior impairments	3	2	8
Reductions — disposals	(1)	(2)	(8)
Balance at December 31	$194	$192	$187

The table below sets forth the scheduled maturities of available for sale fixed maturities as of December 31, 2013 (in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$886	$904	3%
After one year through five years	4,631	4,966	19%
After five years through ten years	7,287	7,497	28%
After ten years	3,603	3,562	14%
	16,407	16,929	64%
ABS (average life of approximately 5 years)	2,477	2,493	9%
MBS (average life of approximately 4 1/2 years)	6,482	7,034	27%
Total	$25,366	$26,456	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at December 31, 2013 or 2012.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
December 31, 2013
Unrealized gain on:
Fixed maturities - annuity segment (*)	$729	$(255)	$474
Fixed maturities - all other	361	(133)	228
Equity securities	192	(70)	122
Deferred policy acquisition costs - annuity segment	(345)	121	(224)
Annuity benefits accumulated	(71)	25	(46)
Life, accident and health reserves	(8)	3	(5)
Unearned revenue	22	(8)	14
	$880	$(317)	$563
December 31, 2012
Unrealized gain on:
Fixed maturities - annuity segment (*)	$1,401	$(490)	$911
Fixed maturities - all other	634	(236)	398
Equity securities	161	(57)	104
Deferred policy acquisition costs - annuity segment	(710)	247	(463)
Annuity benefits accumulated	(136)	48	(88)
Life, accident and health reserves	(117)	41	(76)
Unearned revenue	57	(20)	37
	$1,290	$(467)	$823

(*)    Unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	2013	2012	2011
Investment income:
Fixed maturities	$1,241	$1,216	$1,142
Equity securities	50	36	29
Other	72	66	71
Gross investment income	1,363	1,318	1,242
Investment expenses	(17)	(17)	(17)
Net investment income	$1,346	$1,301	$1,225

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (a)	Tax Effects	Noncon- trolling Interests	Total
Year ended December 31, 2013
Realized before impairments	$36	$196	$2	$(1)	$(82)	$(2)	$149
Realized — impairments	(5)	(5)	(5)	3	4	—	(8)
Change in unrealized	(945)	31	—	504	144	6	(260)
Year ended December 31, 2012
Realized before impairments	$55	$192	$(3)	$(8)	$(83)	$(2)	$151
Realized — impairments	(9)	(24)	—	7	9	—	(17)
Change in unrealized	790	(23)	—	(379)	(136)	(7)	245
Year ended December 31, 2011
Realized before impairments	$68	$88	$(24)	$(4)	$(45)	$(2)	$81
Realized — impairments	(57)	(6)	(5)	16	18	1	(33)
Change in unrealized	407	(48)	—	(218)	(49)	(5)	87

(a)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

Realized gains (losses) on securities include net losses of $3 million in 2013 compared to net gains of $5 million in 2012 and net losses of less than $1 million in 2011 from the mark-to-market of certain MBS, primarily interest-only securities with interest rates that float inversely with short-term rates. Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	2013	2012	2011
Fixed maturities:
Gross gains	$44	$55	$77
Gross losses	(5)	(4)	(9)
Equity securities:
Gross gains	193	196	90
Gross losses	—	(4)	(1)

F.    Derivatives

As discussed in Note A — “Accounting Policies — Derivatives,” AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.

The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		December 31, 2013		December 31, 2012
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$140	$—	$110	$—
Public company warrants	Equity securities	19	—	—	—
Interest rate swaptions	Other investments	2	—	1	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	804	—	465
Equity index call options	Other investments	272	—	132	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	10	—	17
		$433	$814	$243	$482

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

AFG has $400 million notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring between 2014 and 2015) outstanding at December 31, 2013, which are used to mitigate interest rate risk in its annuity operations. AFG paid $11 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.

AFG’s fixed-indexed annuities, which represented approximately half of annuity benefits accumulated at December 31, 2013, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($248 million at December 31, 2013) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products. For example, the impact of lower interest rates in 2011 resulted in both the embedded derivative and call options to decline in value. The decline in fair value of the options reflects the relatively flat stock market during 2011. However, the negative impact of lower interest rates more than offset the positive impact of the flat stock market on the fair value of the fixed-indexed annuities embedded derivative.

As discussed in Note A — “Accounting Policies — Reinsurance,” certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for 2013, 2012 and 2011 (in millions):

Derivative	Statement of Earnings Line	2013	2012	2011
MBS with embedded derivatives	Realized gains on securities	$(3)	$5	$—
Public company warrants	Realized gains on securities	3	—	—
Interest rate swaptions	Realized gains on securities	1	(4)	(24)
Fixed-indexed annuities (embedded derivative) (*)	Annuity benefits	(182)	(57)	(29)
Equity index call options	Annuity benefits	210	66	(13)
Reinsurance contracts (embedded derivative)	Net investment income	7	(6)	(9)
		$36	$4	$(75)

(*)	The change in fair value of the embedded derivative includes gains related to unlocking of actuarial assumptions of $2 million in 2013 and $36 million in 2012.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other (*)
	Deferred	Deferred	Sales	Present Value			Consolidated
	Costs	Costs	Inducements	of Future Profits	Unrealized	Total	Total
Balance at December 31, 2010	$181	$812	$189	$164	$(315)	$850	$1,031
Additions	433	239	18	—	—	257	690
Amortization:
Periodic amortization	(425)	(146)	(24)	(21)	—	(191)	(616)
Annuity unlocking	—	(2)	6	1	—	5	5
Included in realized gains	—	13	—	—	—	13	13
Change in unrealized	—	—	—	—	(222)	(222)	(222)
Balance at December 31, 2011	189	916	189	144	(537)	712	901

Additions	438	212	15	—	—	227	665
Amortization:
Periodic amortization	(423)	(148)	(30)	(17)	—	(195)	(618)
Annuity unlocking	—	(33)	(4)	—	—	(37)	(37)
Loss recognition charge	—	(67)	—	(12)	—	(79)	(79)
Included in realized gains	—	(1)	—	—	—	(1)	(1)
Sale of subsidiaries	—	(92)	—	(16)	—	(108)	(108)
Change in unrealized	—	—	—	—	(173)	(173)	(173)
Balance at December 31, 2012	204	787	170	99	(710)	346	550

Additions	468	222	11	—	—	233	701
Amortization:
Periodic amortization	(460)	(140)	(30)	(14)	—	(184)	(644)
Annuity unlocking	—	4	(2)	—	—	2	2
Included in realized gains	—	2	—	—	—	2	2
Foreign currency translation	(1)	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	365	365	365
Balance at December 31, 2013	$211	$875	$149	$85	$(345)	$764	$975

(*)	Includes AFG’s run-off long-term care and life segment and Medicare supplement and critical illness segment (sold in August 2012).

The present value of future profits (“PVFP”) amounts in the table above are net of $198 million and $184 million of accumulated amortization at December 31, 2013 and 2012, respectively. The loss recognition charge recorded in the fourth quarter of 2012 for AFG’s closed block of long-term care insurance resulted in the write off of all remaining deferred policy acquisition costs for this business. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-sixth of the balance at the beginning of each respective year.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 7.5% to 51.2% of the most subordinate debt tranche of eleven collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2004 and 2013, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG), and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $271 million (including $88 million invested in the most subordinate debt tranches) at December 31, 2013, and $257 million at December 31, 2012.

In 2013, AFG formed two new CLOs, which issued an aggregate of $829 million face amount of liabilities (including $85 million face amount purchased by subsidiaries of AFG). During 2013, AFG subsidiaries also purchased $94 million face amount of senior debt tranches of existing CLOs for $89 million and received $142 million in redemption proceeds from its CLO investments. In 2012, AFG formed two new CLOs, which issued an aggregate face amount of $860 million of liabilities (including $74 million face amount purchased by subsidiaries of AFG). In 2012, AFG subsidiaries also purchased $74 million face amount of senior debt tranches of existing CLOs for $69 million. In 2013, two AFG CLOs were substantially liquidated, as permitted by the CLO indentures.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Year ended December 31,
	2013	2012	2011
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$11	$95	$(33)
Liabilities	(25)	(189)	—
Management fees paid to AFG	16	18	19
CLO earnings (losses) attributable to (b):
AFG shareholders	35	31	6
Noncontrolling interests	(26)	(98)	(24)

(a)	Included in Revenues in AFG’s Statement of Earnings.

(b)	Included in Earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $15 million and $29 million at December 31, 2013 and 2012. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $109 million and $123 million at those dates. The CLO assets include $1 million and $5 million in loans (aggregate unpaid principal balance of $6 million and $12 million, respectively) at December 31, 2013 and 2012, for which the CLOs are not accruing interest because the loans are in default.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

I.    Goodwill and Other Intangibles

Changes in the carrying value of goodwill during 2011, 2012 and 2013, by reporting segment, are presented in the following table (in millions):

	Property and Casualty	Annuity	Total
Balance at January 1, 2011 and December 31, 2011	$152	$34	$186
Sale of subsidiary in 2012	—	(1)	(1)
Balance at December 31, 2012 and 2013	$152	$33	$185

In the third quarter of 2012, goodwill decreased $1 million due to the sale of a small annuity subsidiary.

Included in other assets in AFG’s Balance Sheet is $14 million at December 31, 2013 and $28 million at December 31, 2012 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $75 million and $61 million, respectively. Amortization of these intangibles was $14 million in each of 2013 and 2012 and $12 million in 2011. Future amortization of intangibles is estimated to be $13 million in 2014 and $1 million in 2015. Other assets also include $8 million in non-amortizable intangible assets related to property and casualty insurance acquisitions.

J.    Long-Term Debt

The carrying value of long-term debt consisted of the following at December 31 (in millions):

	2013	2012
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
Other	3	3
	840	840
Subsidiaries:
Notes payable secured by real estate due 2014 through 2016	61	62
Secured borrowings ($16 guaranteed by AFG)	—	19
National Interstate bank credit facility	12	12
	73	93
Payable to Subsidiary Trusts:
AAG Holding Variable Rate Subordinated Debentures	—	20
	$913	$953

At December 31, 2013, scheduled principal payments on debt for the subsequent five years were as follows: 2014 — $2 million; 2015 — $14 million; 2016 — $45 million; 2017 — $12 million and 2018 — none.

As shown below at December 31 (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	2013	2012
Unsecured obligations	$852	$872
Obligations secured by real estate	61	62
Other secured borrowings	—	19
	$913	$953

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at December 31, 2013 or December 31, 2012.

National Interstate can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. At December 31, 2013, there was $12 million outstanding under this agreement, bearing interest at 1.11% (three-month LIBOR plus 0.875%).

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

Cash interest payments on long-term debt were $71 million in 2013, $75 million in 2012 and $74 million in 2011.

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

At December 31, 2013, there were 11.7 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plans. Options are granted with an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant and expire ten years after the date of grant.

Data for stock options issued under AFG’s stock incentive plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2013	7,219,742	$29.40
Granted	1,037,665	$44.01
Exercised	(1,625,023)	$27.39
Forfeited/Cancelled	(23,770)	$37.85
Outstanding at December 31, 2013	6,608,614	$32.16	5.6 years	$169

Options exercisable at December 31, 2013	3,834,299	$28.81	4.0 years	$111

The total intrinsic value of options exercised during 2013, 2012 and 2011 was $35 million, $25 million and $23 million, respectively. During 2013, 2012 and 2011, AFG received $44 million, $40 million and $33 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $11 million, $8 million and $7 million, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG uses the Black-Scholes option pricing model to calculate the fair value of its option grants. The expected dividend yield is based on AFG’s current dividend rate. To determine expected volatility, AFG considers its daily historical volatility as well as implied volatility on traded options. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The risk-free rate for periods associated with the expected term is based upon the U.S. Treasury yield curve in effect on the grant date.

	2013	2012	2011
Exercise price	$44.01	$38.10	$34.34
Expected dividend yield	1.8%	1.8%	1.9%
Expected volatility	39%	39%	38%
Expected term (in years)	7.25	7.25	7.30
Risk-free rate	1.36%	1.40%	3.04%

Grant date fair value	$15.10	$13.02	$12.49

The restricted Common Stock that AFG has granted generally vests over a three or four year period. Data relating to grants of restricted stock is presented below:

	Shares	Average Grant Date Fair Value
Outstanding at January 1, 2013	445,249	$30.65
Granted	249,411	$44.01
Vested	(142,091)	$26.32
Outstanding at December 31, 2013	552,569	$37.79

AFG issued 88,602 shares of Common Stock (fair value of $47.12 per share) in the first quarter of 2013 and 111,270 shares (fair value of $38.38 per share) in the first quarter of 2012 under its Equity Bonus Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries for 2013, 2012 and 2011 was $36 million, $26 million and $22 million, respectively. Related tax benefits totaled $12 million in 2013, $8 million in 2012 and $7 million in 2011. At December 31, 2013, there was $27 million and $12 million of unrecognized compensation expense related to nonvested stock options and restricted stock awards, respectively. These amounts are expected to be recognized over a weighted average of 3.3 and 2.4 years, respectively.

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

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other (c)	AOCI Ending Balance
Year ended December 31, 2013
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$(188)	$66	$(122)	$4	$(118)
Reclassification adjustment for realized gains (losses) included in net earnings (a)		(222)	78	(144)	2	(142)
Total net unrealized gains on securities (b)	$823	(410)	144	(266)	6	(260)	$—	$563
Foreign currency translation adjustments	14	(13)	—	(13)	—	(13)	—	1
Pension and other postretirement plans adjustments	(6)	3	(1)	2	—	2	—	(4)
Total	$831	$(420)	$143	$(277)	$6	$(271)	$—	$560

Year ended December 31, 2012
Net unrealized gains on securities (b)	$578	$388	$(136)	$252	$(7)	$245	$—	$823
Foreign currency translation adjustments	10	6	—	6	(1)	5	(1)	14
Pension and other postretirement plans adjustments	(8)	2	—	2	—	2	—	(6)
Total	$580	$396	$(136)	$260	$(8)	$252	$(1)	$831

Year ended December 31, 2011
Net unrealized gains on securities (b)	$491	$141	$(49)	$92	$(5)	$87	$—	$578
Foreign currency translation adjustments	12	(1)	—	(1)	(1)	(2)	—	10
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$495	$140	$(49)	$91	$(6)	$85	$—	$580

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Consolidated Statement of Earnings:

OCI component	Affected line in the Consolidated Statement of Earnings
Pretax	Realized gains on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $54 million at December 31, 2013 compared to net unrealized gains of $33 million at December 31, 2012 and net unrealized losses of $16 million at December 31, 2011, related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

(c)	Other relates to the 2012 acquisition of noncontrolling interest in a subsidiary.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in the Statement of Earnings (in millions):

	2013		2012		2011
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$689		$537		$558

Income taxes at statutory rate	$241	35%	$188	35%	$195	35%
Effect of:
Tax exempt interest	(21)	(3%)	(23)	(4%)	(23)	(4%)
Losses of managed investment entities	9	1%	34	6%	9	2%
Subsidiaries not in AFG’s tax return	2	—%	(1)	—%	5	1%
Tax case and settlement of open tax years	—	—%	(67)	(13%)	—	—%
Change in valuation allowance	1	—%	3	1%	44	8%
Other	4	1%	1	—%	9	1%
Provision for income taxes as shown in the Statement of Earnings	$236	34%	$135	25%	$239	43%

A decision in favor of AFG from litigation with the IRS regarding the calculation of tax reserves for certain annuity liabilities became final in August 2012. As a result, during the third quarter of 2012, AFG recorded net earnings of approximately $28 million, which included the expected refund of $17 million of tax and interest paid to the IRS in 2005 and 2006 as well as a decrease in the liability for uncertain tax positions. In December 2012, AFG reached an agreement with the IRS to close subsequent years held open by the tax case. As a result, AFG decreased its tax liabilities by approximately $39 million in the fourth quarter of 2012.

AFG’s 2008 — 2013 tax years remain subject to examination by the IRS.

Total earnings before income taxes include income subject to tax in foreign jurisdictions of $12 million in 2013 compared to losses of $3 million in 2012 and $26 million in 2011.

The total income tax provision (credit) consists of (in millions):

	2013	2012	2011
Current taxes:
Federal	$308	$146	$186
State	5	6	4
Deferred taxes:
Federal	(77)	(17)	22
Foreign	—	—	27
Provision for income taxes	$236	$135	$239

For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2013 (in millions):

	Expiring	Amount
Operating Loss – U.S.	2014 - 2020	$74
	2021 - 2025	71
Operating Loss – United Kingdom	indefinite	137

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31 were as follows (in millions):

	2013	2012
Deferred tax assets:
Federal net operating loss carryforwards	$51	$51
Foreign underwriting losses	50	46
Insurance claims and reserves	558	528
Employee benefits	98	91
Other, net	51	36
Total deferred tax assets before valuation allowance	808	752
Valuation allowance against deferred tax assets	(103)	(101)
Total deferred tax assets	705	651
Deferred tax liabilities:
Subsidiaries not in AFG’s tax return (*)	(60)	(58)
Investment securities	(443)	(753)
Deferred policy acquisition costs	(234)	(91)
Total deferred tax liabilities	(737)	(902)
Net deferred tax liability	$(32)	$(251)

(*)    Related to National Interstate Corporation, a 52%-owned subsidiary.

AFG’s net deferred tax liability at December 31, 2013 and 2012 is included in other liabilities in AFG’s Balance Sheet.

The likelihood of realizing deferred tax assets is reviewed periodically; any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

“Foreign underwriting losses” in the table above include the net operating loss carryforward and other deferred tax assets related to the Marketform Lloyd’s insurance business, which resulted primarily from underwriting losses in its run-off Italian public hospital medical malpractice business that has not been written since 2008. Due to uncertainty concerning the realization of the deferred tax benefits associated with these losses, AFG recorded a $44 million valuation allowance against the deferred tax assets related to the Lloyd’s insurance business in 2011, approximately $34 million of which related to prior year losses. AFG will be able to reduce this valuation allowance in future periods when income is generated by the Lloyd’s business.

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

The changes in the deferred tax liabilities related to investment securities and deferred policy acquisition costs at year end 2013 compared to 2012 are due primarily to the decrease in unrealized gains on fixed maturity securities.

AFG increased its liability for uncertain tax positions by $1 million in 2013, $3 million in 2012 and $7 million in 2011, exclusive of interest, to reflect uncertainty as to the timing of tax return inclusion of income related to certain securities. Because the ultimate recognition of income with respect to these securities is highly certain, any adjustments to this liability will result in offsetting adjustments to AFG’s deferred tax liability. Accordingly, the ultimate resolution of this item will not impact AFG’s annual effective tax rate but could accelerate the payment of taxes. During 2012, AFG also increased its liability for uncertain tax positions by $2 million related to the deductibility of certain financing expenses.

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

A progression of the liability for uncertain tax positions, excluding interest and penalties, follows (in millions):

	2013	2012	2011
Balance at January 1	$18	$59	$52
Reductions for tax positions of prior years	—	(46)	—
Additions for tax positions of current year	1	5	7
Balance at December 31	$19	$18	$59

As a result of discussions with the IRS Appeals Office during the third quarter of 2013, AFG believes it is reasonably possible that its liability for uncertain tax positions may be reduced by up to the full $19 million balance due to a settlement with the IRS that is expected to become final in 2014. The majority of the reduction in this liability would result in offsetting adjustments to AFG’s deferred tax liability. The total unrecognized tax benefits and related interest that, if recognized, would impact the effective tax rate is $4 million at December 31, 2013. AFG’s provision for income taxes included an expense of $1 million in 2013, a benefit of $14 million in 2012 and an expense of $3 million in 2011 of interest (net of federal benefit or expense). AFG’s liability for interest related to unrecognized tax benefits was $1 million at both December 31, 2013 and December 31, 2012 (net of federal benefit); no penalties were accrued at those dates.

Cash payments for income taxes, net of refunds, were $204 million, $277 million and $157 million for 2013, 2012 and 2011, respectively.

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

AFG paid $124 million in the second quarter of 2013 related to the settlement of the A.P. Green asbestos claim in its property and casualty operations that had been accrued in prior years. AFG completed a comprehensive study of its asbestos and environmental (“A&E”) exposures in the third quarter of 2013 with the assistance of specialty actuarial, engineering and consulting firms and outside counsel. The study resulted in A&E charges of $54 million for the property and casualty group and $22 million for the former railroad and manufacturing operations. In the third quarter of 2012, AFG completed an in-depth internal review of its A&E exposures, which resulted in A&E charges of $31 million for the property and casualty group and $2 million for the former railroad and manufacturing operations. In the second quarter of 2011, AFG completed a comprehensive study of A&E exposures with the assistance of specialty actuarial, engineering and consulting firms and outside counsel, which resulted in A&E charges of $50 million for the property and casualty group and $9 million for the former railroad and manufacturing operations.

The insurance group’s liability for asbestos and environmental reserves was $384 million at December 31, 2013; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $83 million.

At December 31, 2013, American Premier and its subsidiaries had liabilities for environmental and personal injury claims and other contingencies aggregating $86 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims and other contingencies include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace and other labor disputes.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

At December 31, 2013, GAFRI had a liability of approximately $10 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

While management believes AFG has recorded adequate reserves for the items discussed above in this note, the outcome is uncertain and could result in liabilities that may vary from amounts AFG has currently recorded. Such amounts could have a material effect on AFG’s future results of operations and financial condition.

In addition, AFG and its subsidiaries are involved in litigation from time to time, generally arising in the ordinary course of business. This litigation may include, but is not limited to, general commercial disputes, lawsuits brought by policyholders, employment matters, reinsurance collection matters and actions challenging certain business practices of insurance subsidiaries. None of these matters are expected to have a material adverse impact on AFG’s results of operations or financial condition.

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

The following are quarterly results of consolidated operations for the two years ended December 31, 2013 (in millions, except per share amounts). Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2013
Revenues	$1,148	$1,139	$1,443	$1,362	$5,092
Net earnings, including noncontrolling interests	113	77	98	165	453
Net earnings attributable to shareholders	120	110	83	158	471
Earnings attributable to shareholders per Common Share:
Basic	$1.34	$1.23	$0.94	$1.77	$5.27
Diluted	1.32	1.20	0.92	1.73	5.16
Average number of Common Shares:
Basic	89.4	89.6	89.1	89.4	89.3
Diluted	91.0	91.5	91.0	91.4	91.2
2012
Revenues	$1,087	$1,124	$1,538	$1,208	$4,957
Net earnings, including noncontrolling interests	88	84	211	19	402
Net earnings attributable to shareholders	113	99	226	50	488
Earnings attributable to shareholders per Common Share:
Basic	$1.16	$1.02	$2.43	$0.55	$5.18
Diluted	1.14	1.01	2.39	0.54	5.09
Average number of Common Shares:
Basic	97.7	96.4	92.9	89.8	94.2
Diluted	99.4	98.0	94.6	91.4	95.9

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Pretax realized gains on subsidiaries and securities (including other-than-temporary impairments) and favorable (adverse) prior year development of AFG’s liability for losses and loss adjustment expenses (“LAE”) were as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
Realized Gains
2013	$57	$41	$56	$63	$217
2012	44	15	241	71	371
Prior Year Development Favorable (Adverse)
2013	$28	$22	$(40)	$5	$15
2012	19	27	(23)	7	30

Adverse prior year development (in the table above) for the third quarter of 2013 includes pretax special charges of $54 million to strengthen property and casualty insurance A&E reserves. Results for the third quarter of 2013 also include pretax special charges of $22 million to strengthen reserves for A&E exposures related to AFG’s former railroad and manufacturing operations.

Realized gains (in the table above) for the third quarter of 2012 include a pretax gain of $155 million on the sale of AFG’s Medicare supplement and critical illness segment. Adverse prior year development for the third quarter of 2012 includes pretax special charges of $31 million to strengthen property and casualty insurance A&E reserves. Results for the third quarter of 2012 also include a $28 million benefit from the resolution of AFG’s tax case. Results for the fourth quarter of 2012 include a $15 million additional pretax realized gain resulting from post-closing adjustments related to the sale of the Medicare supplement and critical illness segment, a pretax charge of $153 million to write off deferred policy acquisition costs and strengthen reserves in the closed block of long-term care insurance, pretax catastrophe losses of $33 million, primarily from Superstorm Sandy, a $14 million pretax charge due to a review of major actuarial assumptions in the annuity business, and tax benefits of $39 million from the settlement of open tax years following the resolution of AFG’s tax case.

O.     Insurance

Securities owned by U.S.-based insurance subsidiaries having a carrying value of approximately $1.10 billion at December 31, 2013, were on deposit as required by regulatory authorities. At December 31, 2013, AFG and its subsidiaries had $189 million in undrawn letters of credit ($16 million of which was collateralized) supporting the underwriting capacity of its U.K.-based Lloyd’s insurer.

Property and Casualty Insurance Reserves   The liability for losses and LAE for long-term scheduled payments under certain workers’ compensation insurance has been discounted at 4.5% at both December 31, 2013 and 2012, which represents an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2013 and 2012, has been reduced by $20 million and $22 million.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years (in millions):

	2013	2012	2011
Balance at beginning of period	$4,129	$4,282	$4,164
Provision for losses and LAE occurring in the current year	2,055	1,903	1,813
Net decrease in provision for claims of prior years	(15)	(30)	(69)
Total losses and LAE incurred	2,040	1,873	1,744
Payments for losses and LAE of:
Current year	(739)	(841)	(652)
Prior years	(1,131)	(1,185)	(969)
Total payments	(1,870)	(2,026)	(1,621)
Foreign currency translation and other	(11)	—	(5)
Balance at end of period	4,288	4,129	4,282
Add back reinsurance recoverables, net of allowance	2,122	2,716	2,238
Gross unpaid losses and LAE included in the Balance Sheet	$6,410	$6,845	$6,520

Favorable development in 2013 was due primarily to lower than expected severity in directors and officers liability insurance and lower than expected claim severity and frequency in the excess liability business, both within the Specialty casualty sub-segment, lower than expected frequency and severity in the foreign credit and financial institution services businesses within the Specialty financial sub-segment, and favorable reserve development associated with AFG’s internal reinsurance program, partially offset by the $54 million special charge to increase asbestos and environmental reserves. Favorable development in 2012 was due primarily to lower than expected frequency and severity in the homebuilders’ general liability business within the Specialty casualty sub-segment and lower than expected frequency in the crop business within the Property and transportation sub-segment, partially offset by higher frequency and severity in a block of program business in the Specialty casualty sub-segment and the $31 million special charge to increase asbestos and environmental reserves. Favorable development in 2011 was due primarily to lower than expected severity in certain businesses within the Specialty casualty sub-segment and lower than expected frequency in crop business within the Property and transportation sub-segment, partially offset by the $50 million special charge to increase asbestos and environmental reserves.

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

In 2012, AFG recorded a $153 million pretax loss recognition charge to write off deferred policy acquisition costs and strengthen reserves on its closed block of long-term care insurance, due primarily to the impact of changes in assumptions related to future investment yields resulting from the continued low interest rate environment, as well as changes in claims, expenses and persistency assumptions. No additional loss recognition charges were recorded in 2013. At December 31, 2013, AFG’s long-term care insurance reserves were $726 million, net of reinsurance recoverables.

FHLB Funding Agreements   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. GALIC’s $34 million investment in FHLB capital stock at December 31, 2013, is included in other investments at cost. Membership in the FHLB provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. In the fourth quarter of 2011, the FHLB advanced GALIC $240 million (included in annuity benefits accumulated at December 31, 2012). In the second quarter of 2013, the FHLB advanced GALIC an additional $200 million, increasing the total amount advanced to $440 million at December 31, 2013. Interest rates under the various funding agreements on these advances range from 0.02% to 0.23% over LIBOR (average rate of 0.32% at December 31, 2013). While these advances must be repaid between 2016 and 2018, GALIC has the option to prepay all or a

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

portion of the advances. The advances on these agreements are collateralized by mortgage-backed securities with a fair value of $565 million (included in available for sale fixed maturity securities) at December 31, 2013. Interest credited on the funding agreements, which is included in annuity benefits, was $1 million in 2013 and less than $1 million in 2012 and 2011.

Statutory Information   AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings (loss) and capital and surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

	Net Earnings			Capital and Surplus
	2013	2012	2011	2013	2012
Property and casualty companies	$332	$221	$375	$1,896	$2,015
Life insurance companies	294	171	190	1,619	1,343

The National Association of Insurance Commissioners' (“NAIC”) model law for risk based capital (“RBC”) applies to both life and property and casualty insurance companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. Companies below specific trigger points or ratios are subject to regulatory action. At December 31, 2013 and 2012, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements. AFG's insurance companies did not use any prescribed or permitted statutory accounting practices that differed from the NAIC statutory accounting practices at December 31, 2013 or 2012.

Payments of dividends by AFG's insurance companies are subject to various state laws that limit the amount of dividends that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2014 from its insurance subsidiaries without seeking regulatory clearance is $610 million. Additional amounts of dividends require regulatory approval.

AFG paid common stock dividends to shareholders totaling $161 million, $91 million and $69 million in 2013, 2012 and 2011, respectively. Currently, there are no regulatory restrictions on AFG's retained earnings or net income that materially impact its ability to pay dividends. Based on shareholders' equity at December 31, 2013, AFG could pay dividends in excess of $1 billion without violating its most restrictive debt covenant. However, the payment of future dividends will be at the discretion of AFG's Board of Directors and will be dependent on many factors including AFG's financial condition and results of operations, the capital requirements of its insurance subsidiaries, and rating agency commitments.

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

	2013	2012	2011
Direct premiums written	$4,744	$4,283	$4,061
Reinsurance assumed	61	38	45
Reinsurance ceded	(1,464)	(1,372)	(1,336)
Net written premiums	$3,341	$2,949	$2,770

Direct premiums earned	$4,684	$4,120	$4,062
Reinsurance assumed	45	36	41
Reinsurance ceded	(1,525)	(1,309)	(1,344)
Net earned premiums	$3,204	$2,847	$2,759

Reinsurance recoveries	$1,255	$1,743	$770

AFG has reinsured approximately $13.43 billion of its $17.98 billion in face amount of life insurance at December 31, 2013 compared to $14.54 billion of its $19.44 billion in face amount of life insurance at December 31, 2012. Life written premiums ceded were $44 million, $42 million and $44 million for 2013, 2012 and 2011, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Variable Annuities   At December 31, 2013, the aggregate guaranteed minimum death benefit value (assuming every variable annuity policyholder died on that date) on AFG’s variable annuity policies exceeded the fair value of the underlying variable annuities by $26 million, compared to $40 million at December 31, 2012. Death benefits paid in excess of the variable annuity account balances were less than $1 million in each of the last three years.

P.     Additional Information

Losses and loss adjustment expenses included charges for possible losses on reinsurance recoverables of $1 million in 2013 and less than $1 million in 2012 and 2011. The aggregate allowance for losses on reinsurance recoverables amounted to approximately $27 million and $26 million at December 31, 2013 and 2012, respectively.

Operating Leases   Total rental expense for various leases of office space and equipment was $57 million in 2013, $51 million in 2012 and $54 million in 2011. Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2013, were as follows: 2014 – $57 million; 2015 – $50 million; 2016 – $44 million; 2017 – $35 million; 2018 – $30 million; and $173 million thereafter.

Financial Instruments — Unfunded Commitments   On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2013, AFG and its subsidiaries had commitments to fund credit facilities and contribute capital to limited partnerships and limited liability corporations of approximately $280 million.

Benefit Plans   AFG expensed approximately $32 million in 2013, $27 million in 2012 and $26 million in 2011 for its retirement and employee savings plans.

Q.     Subsequent Events (Unaudited)

On January 9, 2014, AFG reached a definitive agreement to acquire Summit Holdings Southeast, Inc. and its related companies (“Summit”), from Liberty Mutual using cash on hand at the parent company. Under the terms of the agreement, AFG will pay an estimated $250 million at closing, subject to adjustment through the closing date primarily for changes in Summit’s GAAP tangible book value. Including an anticipated capital contribution at closing, AFG’s total capital investment in the Summit business will be approximately $400 million. Summit is based in Lakeland, Florida and is a leading provider of workers’ compensation solutions in the southeastern United States, with net written premiums expected to be in excess of $500 million in 2013. Following the transaction, Summit will continue to operate under the Summit brand as a member of AFG’s Great American Insurance Group. The transaction is expected to close in the first or second quarter of 2014, following customary regulatory approvals.
On February 5, 2014, Great American Insurance Company (“GAI”) commenced a tender offer to acquire all of the outstanding shares of National Interstate Corporation common stock not currently owned by GAI for $30.00 per share in cash (as adjusted on February 17). The tender offer and withdrawal rights are scheduled to expire on March 6, 2014, unless the offer is extended or earlier terminated in accordance with the terms of the offer and the applicable Securities and Exchange Commission rules and regulations. GAI intends to pay for any shares acquired in the tender offer with cash on hand. If the tender offer is completed, and following the tender offer, GAI owns at least 90% of the outstanding shares of National Interstate on a fully diluted basis, AFG and GAI intend to cause a second step, short-form, merger of National Interstate into GAI or an affiliate of GAI.

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

ITEM 10	Directors, Executive Officers of the Registrant and Corporate Governance
ITEM 11	Executive Compensation
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13	Certain Relationships and Related Transactions, and Director Independence
ITEM 14	Principal Accountant Fees and Services

PART IV

ITEM 15

Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:
	1.	Financial Statements are included in Part II, Item 8.

	2.	Financial Statement Schedules:
		A.	Selected Quarterly Financial Data is included in Note N to the Consolidated Financial Statements.

		B.	Schedules filed herewith for 2013, 2012 and 2011:
Page
			II — Condensed Financial Information of Registrant	S-2

			III — Supplementary Insurance Information	S-4

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

	3.	Exhibits — See Exhibit Index on page E-1.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)

Condensed Balance Sheet

	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$523	$279
Investment in securities	53	44
Investment in subsidiaries (a)	5,041	5,155
Other investments	2	2
Other assets	108	117
Total assets	$5,727	$5,597

Liabilities and Equity:
Long-term debt	$840	$840
Other liabilities	288	179
Shareholders’ equity	4,599	4,578
Total liabilities and equity	$5,727	$5,597

Condensed Statement of Earnings

	Year ended December 31,
	2013	2012	2011
Revenues:
Dividends from subsidiaries	$606	$433	$544
Equity in undistributed earnings of subsidiaries	260	325	164
Investment and other income	8	5	2
Total revenues	874	763	710

Costs and Expenses:
Interest charges on intercompany borrowings	10	11	11
Interest charges on other borrowings	67	61	53
Other expenses	90	68	65
Total costs and expenses	167	140	129

Earnings before income taxes	707	623	581
Provision for income taxes	236	135	239
Net Earnings Attributable to Shareholders	$471	$488	$342

Condensed Statement of Comprehensive Income

Net earnings attributable to shareholders	$471	$488	$342
Other comprehensive income (loss), net of tax	(271)	252	85
Total comprehensive income, net of tax	$200	$740	$427

________________________

(a)	Investment in subsidiaries includes intercompany receivables and payables.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)

Condensed Statement of Cash Flows

	Year ended December 31,
	2013	2012	2011
Operating Activities:
Net earnings attributable to shareholders	$471	$488	$342
Adjustments:
Equity in net earnings of subsidiaries	(579)	(515)	(439)
Dividends from subsidiaries	543	417	542
Other operating activities, net	(7)	(10)	17
Net cash provided by operating activities	428	380	462

Investing Activities:
Capital contributions to subsidiaries	(38)	(274)	(29)
Returns of capital from subsidiaries	36	1	2
Purchases of investments, property and equipment	(2)	(11)	(54)
Proceeds from maturities and redemptions of investments	—	—	4
Proceeds from sales of investments, property and equipment	—	—	5
Net cash used in investing activities	(4)	(284)	(72)

Financing Activities:
Additional long-term borrowings	—	344	—
Reductions of long-term debt	—	(115)	—
Issuances of Common Stock	50	44	37
Repurchases of Common Stock	(70)	(415)	(315)
Cash dividends paid on Common Stock	(160)	(90)	(67)
Net cash used in financing activities	(180)	(232)	(345)

Net Change in Cash and Cash Equivalents	244	(136)	45
Cash and cash equivalents at beginning of year	279	415	370
Cash and cash equivalents at end of year	$523	$279	$415

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THREE YEARS ENDED DECEMBER 31, 2013
(IN MILLIONS)

Segment	Deferred policy acquisition costs	Reserves for future policy benefits, claims and unpaid losses and LAE	Unearned premiums	Net earned premiums	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums (excluding life)
2013
Property and casualty insurance	$211	$6,410	$1,757	$3,204	$263	$2,040	$460	$607	$3,341
Annuity	723	20,944	—	—	1,034	531	144	103	—
Run-off long-term care and life	41	2,008	—	114	76	160	6	38	76
Other	—	—	—	—	(27)	—	—	314	—
Total	$975	$29,362	$1,757	$3,318	$1,346	$2,731	$610	$1,062	$3,417

2012
Property and casualty insurance	$204	$6,845	$1,651	$2,847	$275	$1,873	$423	$528	$2,949
Annuity	299	17,609	—	—	976	541	163	68	—
Run-off long-term care and life	47	2,059	—	119	69	225	95	28	79
Medicare supplement and critical illness	—	—	—	199	7	131	19	34	199
Other	—	—	—	—	(26)	—	—	292	—
Total	$550	$26,513	$1,651	$3,165	$1,301	$2,770	$700	$950	$3,227

2011
Property and casualty insurance	$189	$6,520	$1,484	$2,759	$291	$1,744	$425	$465	$2,770
Annuity	560	15,420	—	—	859	510	114	90	—
Run-off long-term care and life	43	1,478	—	126	66	151	19	20	81
Medicare supplement and critical illness	109	249	—	304	10	209	35	47	304
Other	—	—	—	—	(1)	—	—	256	—
Total	$901	$23,667	$1,484	$3,189	$1,225	$2,614	$593	$878	$3,155

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

February 28, 2014	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer
__________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Carl H. Lindner III	Co-Chief Executive Officer and Director	February 28, 2014
Carl H. Lindner III	(Principal Executive Officer)

/s/ S. Craig Lindner	Co-Chief Executive Officer and Director	February 28, 2014
S. Craig Lindner	(Principal Executive Officer)

/s/ Joseph E. (Jeff) Consolino	Executive Vice President, Chief Financial Officer and Director	February 28, 2014
Joseph E. (Jeff) Consolino	(Principal Financial and Accounting Officer)

/s/ Kenneth C. Ambrecht	Director	February 28, 2014
Kenneth C. Ambrecht

/s/ John B. Berding	Director	February 28, 2014
John B. Berding

/s/ Virginia (Gina) C. Drosos	Director*	February 28, 2014
Virginia (Gina) C. Drosos

/s/ James E. Evans	Director	February 28, 2014
James E. Evans

/s/ Terry S. Jacobs	Director*	February 28, 2014
Terry S. Jacobs

/s/ Gregory G. Joseph	Director*	February 28, 2014
Gregory G. Joseph

/s/ William W. Verity	Director	February 28, 2014
William W. Verity

/s/ John I. Von Lehman	Director*	February 28, 2014
John I. Von Lehman

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
(*)
10(h)	Stock Purchase Agreement dated January 9, 2014 by and between Liberty Mutual Group Inc. and Great American Holding, Inc. (Summit Holdings Southeast, Inc.)
12	Computation of ratios of earnings to fixed charges.
21	Subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
31(a)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Balance Sheet
(ii) Consolidated Statement of Earnings
(iii) Consolidated Statement of Comprehensive Income
(iv) Consolidated Statement of Changes in Equity
(v) Consolidated Statement of Cash Flows
(vi) Notes to Consolidated Financial Statements
(vii) Financial Statement Schedules

(*) Incorporated herein by reference.

E-1