Form 10-Q
period 2014-03-31
AMERICAN FINANCIAL GROUP INC
filed 2014-05-09
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
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
          Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2014, there were 89,519,325 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$1,876	$1,639
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $25,984 and $25,366)	27,390	26,456
Fixed maturities, trading at fair value	297	305
Equity securities, at fair value (cost — $1,092 and $987)	1,297	1,179
Mortgage loans	888	781
Policy loans	235	238
Real estate and other investments	744	715
Total cash and investments	32,727	31,313
Recoverables from reinsurers	2,969	3,157
Prepaid reinsurance premiums	438	408
Agents’ balances and premiums receivable	735	739
Deferred policy acquisition costs	890	975
Assets of managed investment entities	2,723	2,888
Other receivables	524	854
Variable annuity assets (separate accounts)	666	665
Other assets	913	903
Goodwill	185	185
Total assets	$42,770	$42,087

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$6,134	$6,410
Unearned premiums	1,788	1,757
Annuity benefits accumulated	21,744	20,944
Life, accident and health reserves	2,039	2,008
Payable to reinsurers	400	508
Liabilities of managed investment entities	2,413	2,567
Long-term debt	913	913
Variable annuity liabilities (separate accounts)	666	665
Other liabilities	1,700	1,546
Total liabilities	37,797	37,318
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 89,588,999 and 89,513,386 shares outstanding	90	90
Capital surplus	1,138	1,123
Retained earnings:
Appropriated — managed investment entities	49	49
Unappropriated	2,842	2,777
Accumulated other comprehensive income, net of tax	677	560
Total shareholders’ equity	4,796	4,599
Noncontrolling interests	177	170
Total equity	4,973	4,769
Total liabilities and equity	$42,770	$42,087

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended March 31,
	2014	2013
Revenues:
Property and casualty insurance net earned premiums	$754	$687
Life, accident and health net earned premiums	28	30
Net investment income	361	326
Realized gains on securities (*)	19	57
Income (loss) of managed investment entities:
Investment income	28	34
Gain (loss) on change in fair value of assets/liabilities	—	(8)
Other income	21	22
Total revenues	1,211	1,148

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	429	393
Commissions and other underwriting expenses	267	251
Annuity benefits	168	134
Life, accident and health benefits	43	40
Annuity and supplemental insurance acquisition expenses	35	36
Interest charges on borrowed money	18	18
Expenses of managed investment entities	20	22
Other expenses	70	79
Total costs and expenses	1,050	973
Earnings before income taxes	161	175
Provision for income taxes	54	62
Net earnings, including noncontrolling interests	107	113
Less: Net earnings (loss) attributable to noncontrolling interests	4	(7)
Net Earnings Attributable to Shareholders	$103	$120

Earnings Attributable to Shareholders per Common Share:
Basic	$1.15	$1.34
Diluted	$1.13	$1.32
Average number of Common Shares:
Basic	89.6	89.4
Diluted	91.6	91.0

Cash dividends per Common Share	$0.22	$0.195
________________________________________
(*) Consists of the following:
Realized gains before impairments	$20	$57

Losses on securities with impairment	(1)	—
Non-credit portion recognized in other comprehensive income (loss)	—	—
Impairment charges recognized in earnings	(1)	—
Total realized gains on securities	$19	$57

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2014	2013
Net earnings, including noncontrolling interests	$107	$113
Other comprehensive income (loss), net of tax:
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period	137	79
Reclassification adjustment for realized gains included in net earnings	(12)	(36)
Total net unrealized gains on securities	125	43
Foreign currency translation adjustments	(5)	(4)
Other comprehensive income, net of tax	120	39
Total comprehensive income, net of tax	227	152
Less: Comprehensive income (loss) attributable to noncontrolling interests	7	(6)
Comprehensive income attributable to shareholders	$220	$158

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2013	89,513,386	$1,213	$49	$2,777	$560	$4,599	$170	$4,769
Net earnings	—	—	—	103	—	103	4	107
Other comprehensive income	—	—	—	—	117	117	3	120
Allocation of earnings of managed investment entities	—	—	—	—	—	—	—	—
Dividends on Common Stock	—	—	—	(19)	—	(19)	—	(19)
Shares issued:
Exercise of stock options	323,473	11	—	—	—	11	—	11
Other benefit plans	192,525	5	—	—	—	5	—	5
Dividend reinvestment plan	3,343	—	—	—	—	—	—	—
Stock-based compensation expense	—	5	—	—	—	5	—	5
Shares acquired and retired	(419,938)	(6)	—	(18)	—	(24)	—	(24)
Shares exchanged — benefit plans	(23,790)	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2014	89,588,999	$1,228	$49	$2,842	$677	$4,796	$177	$4,973

Balance at December 31, 2012	88,979,303	$1,152	$75	$2,520	$831	$4,578	$170	$4,748
Net earnings	—	—	—	120	—	120	(7)	113
Other comprehensive income	—	—	—	—	38	38	1	39
Allocation of losses of managed investment entities	—	—	(11)	—	—	(11)	11	—
Dividends on Common Stock	—	—	—	(17)	—	(17)	—	(17)
Shares issued:
Exercise of stock options	646,136	21	—	—	—	21	—	21
Other benefit plans	344,736	4	—	—	—	4	—	4
Dividend reinvestment plan	3,986	—	—	—	—	—	—	—
Stock-based compensation expense	—	4	—	—	—	4	—	4
Shares acquired and retired	(61,586)	(1)	—	(2)	—	(3)	—	(3)
Shares exchanged — benefit plans	(29,353)	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2013	89,883,222	$1,180	$64	$2,620	$869	$4,733	$175	$4,908

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2014	2013
Operating Activities:
Net earnings, including noncontrolling interests	$107	$113
Adjustments:
Depreciation and amortization	27	35
Annuity benefits	168	134
Realized gains on investing activities	(19)	(58)
Net sales of trading securities	6	10
Deferred annuity and life policy acquisition costs	(50)	(34)
Change in:
Reinsurance and other receivables	459	807
Other assets	(5)	(25)
Insurance claims and reserves	(226)	(597)
Payable to reinsurers	(108)	(225)
Other liabilities	(60)	85
Managed investment entities’ assets/liabilities	(99)	(193)
Other operating activities, net	4	7
Net cash provided by operating activities	204	59

Investing Activities:
Purchases of:
Fixed maturities	(1,355)	(1,370)
Equity securities	(137)	(71)
Mortgage loans	(113)	—
Real estate, property and equipment	(14)	(28)
Business	(8)	—
Proceeds from:
Maturities and redemptions of fixed maturities	782	675
Repayments of mortgage loans	6	23
Sales of fixed maturities	151	91
Sales of equity securities	51	58
Managed investment entities:
Purchases of investments	(244)	(440)
Proceeds from sales and redemptions of investments	442	578
Other investing activities, net	13	14
Net cash used in investing activities	(426)	(470)

Financing Activities:
Annuity receipts	967	624
Annuity surrenders, benefits and withdrawals	(395)	(372)
Net transfers from variable annuity assets	6	3
Reductions of long-term debt	—	(3)
Issuances of managed investment entities’ liabilities	45	233
Retirement of managed investment entities’ liabilities	(133)	(251)
Issuances of Common Stock	11	21
Repurchases of Common Stock	(24)	(3)
Cash dividends paid on Common Stock	(19)	(17)
Other financing activities, net	1	—
Net cash provided by financing activities	459	235
Net Change in Cash and Cash Equivalents	237	(176)
Cash and cash equivalents at beginning of period	1,639	1,705
Cash and cash equivalents at end of period	$1,876	$1,529

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Acquisitions	I.	Goodwill and Other Intangibles
C.	Segments of Operations	J.	Long-Term Debt
D.	Fair Value Measurements	K.	Shareholders’ Equity
E.	Investments	L.	Income Taxes
F.	Derivatives	M.	Contingencies
G.	Deferred Policy Acquisition Costs

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2014, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in the first three months of 2014 or 2013.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge to earnings is recorded to reduce the amortized cost of that security to fair value.

Derivatives   Derivatives included in AFG’s Balance Sheet are recorded at fair value and consist primarily of (i) components of certain fixed maturity securities (primarily interest-only MBS) and (ii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of these derivatives are included in earnings.

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

At March 31, 2014, assets and liabilities of managed investment entities included $82 million in assets and $67 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that is expected to close in the second or third quarter of 2014. Upon closing, all warehoused assets are expected to be transferred to the new CLO and the liabilities will be repaid.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: first three months of 2014 and 2013 — 2.0 million and 1.6 million, respectively.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: first three months of 2014 and 2013 — 0.6 million and 1.5 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2014 and 2013 periods.

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

B.     Acquisitions

On March 27, 2014, AFG completed a renewal rights agreement with Selective Insurance Company of America to acquire Selective’s pooled public entity book of business for $8 million. At the acquisition date, this book of business had approximately $38 million in in-force gross written premiums.

On April 1, 2014, AFG acquired Summit Holding Southeast, Inc. and its related companies (“Summit”), from Liberty Mutual Insurance using cash on hand at the parent company. AFG paid approximately $260 million at closing, which is subject to post-closing adjustments. In addition, AFG made a capital contribution of approximately $140 million, bringing its total capital investment in the Summit business to approximately $400 million. Summit is based in Lakeland, Florida and is a leading provider of specialty workers’ compensation solutions in the southeastern United States, with over $500 million in net written premiums in 2013 and $1.5 billion in assets at the closing date. Summit continues to operate under the Summit brand as a member of AFG’s Great American Insurance Group.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

C.    Segments of Operations

AFG manages its business as four segments: (i) Property and casualty insurance, (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and the operations attributable to the noncontrolling interests of the managed investment entities.

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, executive liability, professional liability, umbrella and excess liability, specialty coverage in targeted markets, customized programs for small to mid-sized businesses and workers’ compensation insurance, and (iii) Specialty financial, which includes risk management insurance programs for leasing and financing institutions (including collateral and lender-placed mortgage property insurance), surety and fidelity products and trade credit insurance. AFG’s annuity business markets traditional fixed and fixed-indexed annuities in the retail, financial institutions and education markets. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended March 31,
	2014	2013
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$301	$293
Specialty casualty	313	259
Specialty financial	117	116
Other specialty	23	19
Total premiums earned	754	687
Net investment income	67	66
Other income	2	3
Total property and casualty insurance	823	756
Annuity:
Net investment income	275	248
Other income	18	14
Total annuity	293	262
Run-off long-term care and life	51	50
Other	25	23
Total revenues before realized gains	1,192	1,091
Realized gains on securities	19	57
Total revenues	$1,211	$1,148

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended March 31,
	2014	2013
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$6	$10
Specialty casualty	38	19
Specialty financial	10	13
Other specialty	5	6
Other lines	(1)	(5)
Total underwriting	58	43
Investment and other income, net	54	56
Total property and casualty insurance	112	99
Annuity	73	76
Run-off long-term care and life	(2)	(1)
Other (a)	(41)	(56)
Total earnings before realized gains and income taxes	142	118
Realized gains on securities	19	57
Total earnings before income taxes	$161	$175

(a)
Includes holding company expenses and earnings (losses) of managed investment entities attributable to noncontrolling interests (earnings of less than $1 million for the first three months of 2014 and losses of $11 million for the first three months of 2013).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2014
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$152	$154	$15	$321
States, municipalities and political subdivisions	—	5,662	61	5,723
Foreign government	—	193	—	193
Residential MBS	—	4,309	272	4,581
Commercial MBS	—	2,591	28	2,619
Asset-backed securities (“ABS”)	—	2,554	206	2,760
Corporate and other	30	10,841	322	11,193
Total AFS fixed maturities	182	26,304	904	27,390
Trading fixed maturities	—	297	—	297
Equity securities	1,059	197	41	1,297
Assets of managed investment entities (“MIE”)	267	2,427	29	2,723
Variable annuity assets (separate accounts) (a)	—	666	—	666
Other investments — derivatives	—	288	—	288
Total assets accounted for at fair value	$1,508	$30,179	$974	$32,661
Liabilities:
Liabilities of managed investment entities	$91	$—	$2,322	$2,413
Derivatives in annuity benefits accumulated	—	—	904	904
Other liabilities — derivatives	—	12	—	12
Total liabilities accounted for at fair value	$91	$12	$3,226	$3,329

December 31, 2013
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$147	$152	$15	$314
States, municipalities and political subdivisions	—	5,311	61	5,372
Foreign government	—	208	—	208
Residential MBS	—	3,994	316	4,310
Commercial MBS	—	2,696	28	2,724
Asset-backed securities	—	2,418	75	2,493
Corporate and other	28	10,672	335	11,035
Total AFS fixed maturities	175	25,451	830	26,456
Trading fixed maturities	—	305	—	305
Equity securities	1,023	125	31	1,179
Assets of managed investment entities	266	2,592	30	2,888
Variable annuity assets (separate accounts) (a)	—	665	—	665
Other investments — derivatives	—	274	—	274
Total assets accounted for at fair value	$1,464	$29,412	$891	$31,767
Liabilities:
Liabilities of managed investment entities	$156	$—	$2,411	$2,567
Derivatives in annuity benefits accumulated	—	—	804	804
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$156	$10	$3,215	$3,381

(a)    Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During the first three months of 2014, eight perpetual preferred stocks with an aggregate fair value of $55 million were transferred from Level 1 to Level 2 due to insufficient trade data to warrant classification in Level 1. During the first three months of 2014 and 2013, there were no transfers from Level 2 to Level 1. Approximately 3% of the total assets carried at fair value on March 31, 2014, were Level 3 assets. Approximately 85% ($833 million) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than one-half of 1% of the total assets measured at fair value and less than 3% of AFG’s shareholders’ equity, changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

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

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $904 million at March 31, 2014. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.40% – 1.60% over the risk free rate
Risk margin for uncertainty in cash flows	0.3% reduction in the discount rate
Surrenders	4% – 16% of indexed account value
Partial surrenders	2% – 6% of indexed account value
Annuitizations	1% – 2% of indexed account value
Deaths	1.5% – 2.5% of indexed account value
Budgeted option costs	2.5% – 4.0% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first three months of 2014 and 2013 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2013	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2014
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	61	—	—	—	—	—	—	61
Residential MBS	316	1	4	—	(8)	32	(73)	272
Commercial MBS	28	—	—	—	—	—	—	28
Asset-backed securities	75	—	1	50	(1)	81	—	206
Corporate and other	335	1	3	1	(16)	—	(2)	322
Equity securities	31	1	2	30	(9)	—	(14)	41
Assets of MIE	30	(1)	—	—	—	—	—	29
Liabilities of MIE (*)	(2,411)	1	—	(45)	133	—	—	(2,322)
Embedded derivatives	(804)	(54)	—	(55)	9	—	—	(904)

(*)	Total realized/unrealized loss included in net income includes gains of $4 million related to liabilities outstanding as of March 31, 2014. See Note H — “Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2012	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2013
AFS fixed maturities:
U.S. government agency	$20	$—	$—	$—	$—	$—	$—	$20
State and municipal	58	—	—	—	—	—	(4)	54
Residential MBS	371	2	6	6	(12)	16	(35)	354
Commercial MBS	22	1	—	—	—	7	—	30
Asset-backed securities	253	1	—	12	(6)	—	(15)	245
Corporate and other	236	—	—	10	(2)	—	—	244
Equity securities	37	—	3	9	—	—	—	49
Assets of MIE	40	(4)	—	—	—	—	(6)	30
Liabilities of MIE (*)	(2,745)	(25)	—	—	250	—	19	(2,501)
Embedded derivatives	(465)	(80)	—	(17)	7	—	—	(555)

(*)	Total realized/unrealized loss included in net income includes losses of $18 million related to liabilities outstanding as of March 31, 2013. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Financial assets:
Cash and cash equivalents	$1,876	$1,876	$1,876	$—	$—
Mortgage loans	888	886	—	—	886
Policy loans	235	235	—	—	235
Total financial assets not accounted for at fair value	$2,999	$2,997	$1,876	$—	$1,121
Financial liabilities:
Annuity benefits accumulated (*)	$21,542	$20,860	$—	$—	$20,860
Long-term debt	913	1,018	—	942	76
Total financial liabilities not accounted for at fair value	$22,455	$21,878	$—	$942	$20,936

December 31, 2013
Financial assets:
Cash and cash equivalents	$1,639	$1,639	$1,639	$—	$—
Mortgage loans	781	779	—	—	779
Policy loans	238	238	—	—	238
Total financial assets not accounted for at fair value	$2,658	$2,656	$1,639	$—	$1,017
Financial liabilities:
Annuity benefits accumulated (*)	$20,741	$19,959	$—	$—	$19,959
Long-term debt	913	985	—	909	76
Total financial liabilities not accounted for at fair value	$21,654	$20,944	$—	$909	$20,035

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities and equity securities at March 31, 2014, and December 31, 2013, consisted of the following (in millions):

	March 31, 2014				December 31, 2013
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$316	$321	$8	$(3)	$310	$314	$7	$(3)
States, municipalities and political subdivisions	5,579	5,723	214	(70)	5,360	5,372	156	(144)
Foreign government	184	193	9	—	198	208	10	—
Residential MBS	4,193	4,581	412	(24)	3,947	4,310	391	(28)
Commercial MBS	2,435	2,619	185	(1)	2,535	2,724	192	(3)
Asset-backed securities	2,737	2,760	39	(16)	2,477	2,493	35	(19)
Corporate and other	10,540	11,193	702	(49)	10,539	11,035	604	(108)
Total fixed maturities	$25,984	$27,390	$1,569	$(163)	$25,366	$26,456	$1,395	$(305)
Common stocks	$801	$996	$207	$(12)	$721	$914	$209	$(16)
Perpetual preferred stocks	$291	$301	$15	$(5)	$266	$265	$9	$(10)
The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at March 31, 2014 and December 31, 2013, respectively, were $224 million and $229 million. Gross unrealized gains on such securities at March 31, 2014 and December 31, 2013 were $153 million and $150 million, respectively. Gross unrealized losses on such securities at March 31, 2014 and December 31, 2013 were $11 million and $13 million, respectively. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and nearly all relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
March 31, 2014
Fixed maturities:
U.S. Government and government agencies	$(3)	$38	93%	$—	$—	—%
States, municipalities and political subdivisions	(64)	1,523	96%	(6)	90	94%
Residential MBS	(8)	494	98%	(16)	214	93%
Commercial MBS	(1)	48	98%	—	2	100%
Asset-backed securities	(14)	1,101	99%	(2)	44	96%
Corporate and other	(44)	1,506	97%	(5)	86	95%
Total fixed maturities	$(134)	$4,710	97%	$(29)	$436	94%
Common stocks	$(12)	$166	93%	$—	$—	—%
Perpetual preferred stocks	$(4)	$90	96%	$(1)	$6	86%

December 31, 2013
Fixed maturities:
U.S. Government and government agencies	$(3)	$60	95%	$—	$—	—%
States, municipalities and political subdivisions	(135)	2,219	94%	(9)	73	89%
Residential MBS	(9)	553	98%	(19)	212	92%
Commercial MBS	(3)	106	97%	—	2	100%
Asset-backed securities	(18)	1,310	99%	(1)	28	97%
Corporate and other	(101)	2,634	96%	(7)	85	92%
Total fixed maturities	$(269)	$6,882	96%	$(36)	$400	92%
Common stocks	$(16)	$158	91%	$—	$—	—%
Perpetual preferred stocks	$(6)	$91	94%	$(4)	$20	83%

At March 31, 2014, the gross unrealized losses on fixed maturities of $163 million relate to approximately 825 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 83% of the gross unrealized loss and 88% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first three months of 2014, AFG recorded less than $1 million in other-than-temporary impairment charges related to its residential MBS.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2014.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions).

	2014	2013
Balance at January 1	$194	$192
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(17)	(1)
Balance at March 31	$177	$191

The table below sets forth the scheduled maturities of available for sale fixed maturities as of March 31, 2014 (in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$904	$922	3%
After one year through five years	4,672	5,037	19%
After five years through ten years	7,383	7,714	28%
After ten years	3,660	3,757	14%
	16,619	17,430	64%
ABS (average life of approximately 5 years)	2,737	2,760	10%
MBS (average life of approximately 4-1/2 years)	6,628	7,200	26%
Total	$25,984	$27,390	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at March 31, 2014 or December 31, 2013.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
March 31, 2014
Unrealized gain on:
Fixed maturities - annuity segment (*)	$963	$(337)	$626
Fixed maturities - all other	443	(163)	280
Equity securities	205	(76)	129
Deferred policy acquisition costs - annuity segment	(450)	157	(293)
Annuity benefits accumulated	(97)	34	(63)
Life, accident and health reserves	(20)	7	(13)
Unearned revenue	29	(10)	19
	$1,073	$(388)	$685

December 31, 2013
Unrealized gain on:
Fixed maturities - annuity segment (*)	$729	$(255)	$474
Fixed maturities - all other	361	(133)	228
Equity securities	192	(70)	122
Deferred policy acquisition costs - annuity segment	(345)	121	(224)
Annuity benefits accumulated	(71)	25	(46)
Life, accident and health reserves	(8)	3	(5)
Unearned revenue	22	(8)	14
	$880	$(317)	$563

(*)	Unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended March 31,
	2014	2013
Investment income:
Fixed maturities	$327	$302
Equity securities	16	12
Equity in earnings of partnerships and similar investments	6	—
Other	17	16
Gross investment income	366	330
Investment expenses	(5)	(4)
Net investment income	$361	$326

Equity in the earnings of partnerships has not been material and was included in realized gains (losses) on securities prior to 2014.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (a)	Tax Effects	Noncon- trolling Interests	Total
Three months ended March 31, 2014
Realized before impairments	$13	$6	$1	$—	$(7)	$—	$13
Realized — impairments	(1)	—	—	—	—	—	(1)
Change in unrealized	316	13	—	(136)	(68)	(3)	122

Three months ended March 31, 2013
Realized before impairments	$19	$38	$1	$(1)	$(20)	$(1)	$36
Realized — impairments	—	—	—	—	—	—	—
Change in unrealized	(15)	67	—	14	(23)	(1)	42

(a)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Three months ended March 31,
	2014	2013
Fixed maturities:
Gross gains	$11	$17
Gross losses	(1)	—
Equity securities:
Gross gains	8	37
Gross losses	—	—

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies” to the financial statements, AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.

The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		March 31, 2014		December 31, 2013
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$162	$—	$140	$—
Public company warrants	Equity securities	17	—	19	—
Interest rate swaptions	Other investments	1	—	2	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	904	—	804
Equity index call options	Other investments	287	—	272	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	12	—	10
		$467	$916	$433	$814

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG has $200 million notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring in 2015) outstanding at March 31, 2014, which are used to mitigate interest rate risk in its annuity operations. AFG paid $4 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.

AFG’s fixed-indexed annuities, which represented approximately one-half of annuity benefits accumulated at March 31, 2014, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($249 million at March 31, 2014) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A to the financial statements, certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the first three months of 2014 and 2013 (in millions):

		Three months ended March 31,
Derivative	Statement of Earnings Line	2014	2013
MBS with embedded derivatives	Realized gains on securities	$3	$2
Public company warrants	Realized gains on securities	(2)	2
Interest rate swaptions	Realized gains on securities	(1)	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits	(54)	(80)
Equity index call options	Annuity benefits	30	77
Reinsurance contracts (embedded derivative)	Net investment income	(2)	1
		$(26)	$2

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales				Consolidated
	Costs	Costs	Inducements	PVFP	Unrealized	Total	Total
Balance at December 31, 2013	$211	$875	$149	$85	$(345)	$764	$975
Additions	124	50	4	—	—	54	178
Periodic amortization	(121)	(27)	(7)	(3)	—	(37)	(158)
Change in unrealized	—	—	—	—	(105)	(105)	(105)
Balance at March 31, 2014	$214	$898	$146	$82	$(450)	$676	$890

Balance at December 31, 2012	$204	$787	$170	$99	$(710)	$346	$550
Additions	119	34	2	—	—	36	155
Amortization:
Periodic amortization	(120)	(27)	(7)	(4)	—	(38)	(158)
Included in realized gains	—	(1)	—	—	—	(1)	(1)
Change in unrealized	—	—	—	—	19	19	19
Balance at March 31, 2013	$203	$793	$165	$95	$(691)	$362	$565

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The present value of future profits (“PVFP”) amounts in the table above are net of $201 million and $198 million of accumulated amortization at March 31, 2014 and December 31, 2013, respectively.

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

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $260 million (including $101 million invested in the most subordinate debt tranches) at March 31, 2014, and $271 million at December 31, 2013.

During the first three months of 2014 and 2013, AFG subsidiaries purchased $3 million and $70 million face amount of senior debt tranches of existing CLOs for $3 million and $67 million, respectively. During these periods, AFG subsidiaries also received redemption proceeds of $29 million and $18 million, respectively, from its CLO investments.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended March 31,
	2014	2013
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$(1)	$17
Liabilities	1	(25)
Management fees paid to AFG	3	4
CLO earnings (losses) attributable to (b):
AFG shareholders	5	11
Noncontrolling interests	—	(11)

(a)	Included in Revenues in AFG’s Statement of Earnings.

(b)	Included in Earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $14 million and $15 million at March 31, 2014 and December 31, 2013. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $109 million at both of those dates. The CLO assets include $2 million and $1 million in loans at March 31, 2014 and December 31, 2013, respectively, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $6 million at both of those dates).

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $185 million during the first three months of 2014. Included in other assets in AFG’s Balance Sheet is $19 million at March 31, 2014 and $14 million at December 31, 2013 in amortizable intangible assets related to property and casualty insurance acquisitions. Both of these amounts are net of accumulated amortization of $75 million. The increase in amortizable intangible assets in the first three months of 2014 reflects a renewal rights intangible asset established in connection with the acquisition of a small property and casualty book of business in the first quarter of 2014. Amortization of these intangibles was $3 million and $4 million in the first three months of 2014 and 2013, respectively. Other assets also include $8 million in non-amortizable intangible assets related to property and casualty insurance acquisitions.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Long-Term Debt

The carrying value of long-term debt consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
Other	3	3
	840	840
Subsidiaries:
Notes payable secured by real estate due 2014 through 2016	61	61
National Interstate bank credit facility	12	12
	73	73
	$913	$913

Scheduled principal payments on debt for the balance of 2014 and the subsequent five years were as follows: 2014 — $2 million; 2015 — $14 million; 2016 — $45 million; 2017 — $12 million; 2018 — none and 2019 — $350 million.

As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	March 31, 2014	December 31, 2013
Unsecured obligations	$852	$852
Obligations secured by real estate	61	61
	$913	$913

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at March 31, 2014 or December 31, 2013.

National Interstate can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. At March 31, 2014, there was $12 million outstanding under this agreement, bearing interest at 1.07% (two-month LIBOR plus 0.875%).

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

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Three months ended March 31, 2014
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$211	$(74)	$137	$(3)	$134
Reclassification adjustment for realized gains (losses) included in net earnings (a)		(18)	6	(12)	—	(12)
Total net unrealized gains on securities (b)	$563	193	(68)	125	(3)	122	$685
Foreign currency translation adjustments	1	(5)	—	(5)	—	(5)	(4)
Pension and other postretirement plans adjustments	(4)	—	—	—	—	—	(4)
Total	$560	$188	$(68)	$120	$(3)	$117	$677

Three months ended March 31, 2013
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$122	$(43)	$79	$(1)	$78
Reclassification adjustment for realized gains (losses) included in net earnings (a)		(56)	20	(36)	—	(36)
Total net unrealized gains on securities	$823	66	(23)	43	(1)	42	$865
Foreign currency translation adjustments	14	(4)	—	(4)	—	(4)	10
Pension and other postretirement plans adjustments	(6)	—	—	—	—	—	(6)
Total	$831	$62	$(23)	$39	$(1)	$38	$869

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Consolidated Statement of Earnings:

OCI component	Affected line in the Consolidated Statement of Earnings
Pretax	Realized gains on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $58 million at March 31, 2014 compared to $54 million at December 31, 2013 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2014, AFG issued 102,330 shares of restricted Common Stock (fair value of $56.44 per share) and granted stock options for 1.0 million shares of Common Stock (at an average exercise price of $56.44) under the Stock Incentive Plan. In addition, AFG issued 84,036 shares of Common Stock (fair value of $57.16 per share) in the first quarter of 2014 under the Equity Bonus Plan.

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

	Three months ended March 31,
	2014	2013
Exercise price	$56.44	$44.01
Expected dividend yield	1.6%	1.8%
Expected volatility	26%	39%
Expected term (in years)	7.25	7.25
Risk-free rate	2.20%	1.36%

Grant date fair value	$14.65	$15.10

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $7 million and $13 million, respectively, in the first three months of 2014 and 2013.

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in the Statement of Earnings (in millions):

	Three months ended March 31,
	2014		2013
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$161		$175

Income taxes at statutory rate	$56	35%	$61	35%
Effect of:
Tax exempt interest	(5)	(3%)	(5)	(3%)
Losses of managed investment entities	—	—%	4	2%
Subsidiaries not in AFG’s tax return	1	1%	1	—%
Other	2	1%	1	1%
Provision for income taxes as shown in the Statement of Earnings	$54	34%	$62	35%

During the first three months of 2014, there were no material changes to AFG’s liability for uncertain tax positions, which relate to the timing of investment income and the deductibility of certain financing expenses. As discussed in Note L — “Income Taxes,” in AFG’s 2013 Form 10-K, AFG believes it is reasonably possible that its liability for uncertain tax positions may be reduced by up to $19 million due to a settlement with the IRS that is expected to become final in 2014. The majority of the reduction in this liability would result in offsetting adjustments to AFG’s deferred tax liability. Accordingly, the resolution of these items will not have a material impact on AFG’s effective tax rate.

M.     Contingencies

There have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2013 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims, as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	29	Managed Investment Entities	37
Overview	30	Results of Operations	40
Critical Accounting Policies	30	General	40
Liquidity and Capital Resources	30	Segmented Statement of Earnings	41
Ratios	30	Property and Casualty Insurance	42
Condensed Consolidated Cash Flows	31	Annuity	50
Parent and Subsidiary Liquidity	32	Run-off Long-Term Care and Life	54
Investments	33	Holding Company, Other and Unallocated	55
Uncertainties	37

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

Net earnings attributable to AFG’s shareholders for the first three months of 2014 were $103 million ($1.13 per share, diluted) compared to $120 million ($1.32 per share, diluted) for the comparable 2013 period. Higher underwriting profits in the property and casualty insurance segment were more than offset by lower realized gains on securities and slightly lower earnings in the annuity segment.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements make accounting policies critical are as follows:

•	the establishment of insurance reserves, especially asbestos and environmental-related reserves and reserves for AFG’s closed block of long-term care insurance,

•	the recoverability of reinsurance,

•	the recoverability of deferred acquisition costs,

•	the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and

•	the valuation of investments, including the determination of “other-than-temporary” impairments.

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2013 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	March 31, 2014	December 31,
		2013	2012
Long-term debt	$913	$913	$953
Total capital	5,281	5,192	4,907
Ratio of debt to total capital:
Including debt secured by real estate	17.3%	17.6%	19.4%
Excluding debt secured by real estate	16.3%	16.6%	18.4%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.81 for the three months ended March 31, 2014 and 2.15 for the year ended December 31, 2013. Excluding annuity benefits, this ratio was 7.74 and 8.86, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

Condensed Consolidated Cash Flows   AFG’s principal sources of cash include insurance premiums, income from its investment portfolio and proceeds from the maturities, redemptions and sales of investments. Insurance premiums in excess of acquisition expenses and operating costs are invested until they are needed to meet policyholder obligations or made available to the parent company through dividends to cover debt obligations and corporate expenses, and to provide returns to shareholders through share repurchases and dividends. AFG’s cash flows from operating, investing and financing activities as detailed in its Consolidated Statement of Cash Flows are shown below (in millions):

	Three months ended March 31,
	2014	2013
Net cash provided by operating activities	$204	$59
Net cash used in investing activities	(426)	(470)
Net cash provided by financing activities	459	235
Net change in cash and cash equivalents	$237	$(176)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Net cash provided by operating activities was $204 million for the first three months of 2014 compared to $59 million in the first three months of 2013, an increase of $145 million. The $145 million increase in net cash provided by operating activities is due primarily to the timing of claims payments and reinsurance recoveries in the property and casualty insurance operations.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $426 million for the first three months of 2014 compared to $470 million in the first three months of 2013, a decrease of $44 million. The $323 million increase in net cash flows from annuity policyholders in the first three months of 2014 as compared to the 2013 period (discussed below under net cash provided by financing activities) increased the amount of cash available for investment in the first three months of 2014 compared to the 2013 period. However, cash on hand in the annuity and run-off long-term care and life segments increased by $243 million during the first three months of 2014 as net cash flows from annuity policyholders outpaced the investment of the funds received. The change in net cash used in investing activities also reflects the impact of investing the property and casualty segment’s cash flows from operating activities, which were higher in the first three months of 2014 as compared to the 2013 period. Investing activities also include the purchase and disposal of managed investment entity investments (collateralized loan obligations), which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $198 million source of cash in the first three months of 2014 compared to a $138 million source of cash in the 2013 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $459 million for the first three months of 2014 compared to $235 million in the first three months of 2013, an increase of $224 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $578 million in the first three months of 2014 compared to $255 million in the first three months of 2013, resulting in a

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

$323 million increase in net cash provided by financing activities in the 2014 period compared to the 2013 period. During the first three months of 2014, AFG repurchased $24 million of its Common Stock compared to $3 million repurchased in the first three months of 2013, which accounted for a $21 million decrease in net cash provided by financing activities in the 2014 period compared to the 2013 period. Financing activities also include the issuance and retirement of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. The retirement of managed investment entity liabilities exceed issuances by $88 million in the first three months of 2014 compared to $18 million in the first three months of 2013, representing a $70 million decrease in net cash provided by financing activities in the 2014 period compared to the 2013 period. See Managed Investment Entities in Note A — “Accounting Policies” and Note H — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under the agreement, or under any other parent company short-term borrowing arrangements, during 2013 or the first three months of 2014.

In April 2014, AFG completed the previously announced purchase of Summit Holding Southeast, Inc. and its related companies (“Summit”) from Liberty Mutual Insurance using cash on hand at the parent company. AFG paid Liberty Mutual Insurance approximately $260 million at closing. In addition, AFG made a capital contribution of approximately $140 million, bringing its capital investment in the Summit business to approximately $400 million, pending post-closing adjustments. Summit’s results of operations will be included in AFG’s consolidated results commencing with the beginning of the 2014 second quarter.

During the first three months of 2014, AFG repurchased 419,938 shares of its Common Stock for $24 million. In April 2014, AFG repurchased 151,266 additional shares of its Common Stock for $8 million. During 2013, AFG repurchased 1.4 million shares of its Common Stock for $70 million.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. At March 31, 2014, GALIC had $440 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.02% to 0.23% over LIBOR (average rate of 0.31% at March 31, 2014). While these advances must be repaid between 2016 and 2018, GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.

National Interstate Corporation, a 51%-owned property and casualty insurance subsidiary, can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. There was $12 million borrowed under this agreement at March 31, 2014, bearing interest at 1.07% (two-month LIBOR plus 0.875%).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In the annuity business, where profitability is largely dependent on earning a “spread” between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At March 31, 2014, AFG could reduce the average crediting rate of its $16 billion of traditional fixed and fixed-indexed deferred annuities without guaranteed withdrawal benefits by approximately 51 basis points (on a weighted average basis).

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

Supplemental Catastrophe Reinsurance   On March 31, 2014, AFG’s property and casualty insurance operations entered into a reinsurance agreement to obtain additional catastrophe protection through a catastrophe bond structure with Riverfront Re Ltd. (“Riverfront”). The reinsurance agreement provides supplemental reinsurance coverage up to $95 million (fully collateralized) for catastrophe losses in excess of $100 million occurring during the period from April 1, 2014 through December 31, 2016. In connection with the reinsurance agreement, Riverfront issued notes to unrelated investors for the full $95 million of coverage provided under the reinsurance agreement. At the time of the agreement, AFG concluded that Riverfront is a variable interest entity, but that it does not have a variable interest in the entity because the variability in Riverfront’s results is expected to be absorbed entirely by the investors in Riverfront. Accordingly, Riverfront is not consolidated in AFG’s financial statements and the reinsurance agreement is accounted for as ceded reinsurance. AFG’s cost for this coverage will be approximately $5 million per year.

Investments   AFG’s investment portfolio at March 31, 2014, contained $27.39 billion in fixed maturity securities classified as available for sale and $1.30 billion in equity securities, all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $297 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities (“MBS”), which comprise approximately 26% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 85% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2014 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$27,687
Pretax impact on fair value of 100 bps increase in interest rates	$(1,246)
Pretax impact as % of total fixed maturity portfolio	(4.5%)

Approximately 86% of the fixed maturities held by AFG at March 31, 2014, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at March 31, 2014, is shown (dollars in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 5 years and 4 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$310	$315	102%	$5	100%
Non-agency prime	1,996	2,209	111%	213	44%
Alt-A	989	1,091	110%	102	22%
Subprime	908	976	107%	68	17%
Commercial	2,442	2,626	108%	184	100%
	$6,645	$7,217	109%	$572	60%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At March 31, 2014, 97% (based on statutory carrying value of $6.52 billion) of AFG’s MBS securities had a NAIC designation of 1 or 2.

Municipal bonds represented approximately 21% of AFG’s fixed maturity portfolio at March 31, 2014. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At March 31, 2014, approximately 73% of the municipal bond portfolio was held in revenue bonds, with the remainder held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2014, is shown in the following table (dollars in millions). Approximately $612 million of available for sale fixed maturity securities and $87 million of equity securities had no unrealized gains or losses at March 31, 2014.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$21,632	$5,146
Amortized cost of securities	$20,063	$5,309
Gross unrealized gain (loss)	$1,569	$(163)
Fair value as % of amortized cost	108%	97%
Number of security positions	3,944	824
Number individually exceeding $2 million gain or loss	128	1
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$214	$(70)
Mortgage-backed securities	597	(25)
Banks, savings and credit institutions	125	(8)
Asset-backed securities	39	(16)
Gas and electric services	121	(2)
Percentage rated investment grade	85%	88%

Equity Securities
Fair value of securities	$948	$262
Cost of securities	$726	$279
Gross unrealized gain (loss)	$222	$(17)
Fair value as % of cost	131%	94%
Number of security positions	182	37
Number individually exceeding $2 million gain or loss	38	1

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at March 31, 2014, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	—%
After one year through five years	22%	6%
After five years through ten years	28%	31%
After ten years	11%	26%
	65%	63%
Asset-backed securities (average life of approximately 5 years)	6%	22%
Mortgage-backed securities (average life of approximately 4-1/2 years)	29%	15%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at March 31, 2014
Securities with unrealized gains:
Exceeding $500,000 (959 securities)	$10,913	$1,120	111%
$500,000 or less (2,985 securities)	10,719	449	104%
	$21,632	$1,569	108%
Securities with unrealized losses:
Exceeding $500,000 (80 securities)	$1,133	$(75)	94%
$500,000 or less (744 securities)	4,013	(88)	98%
	$5,146	$(163)	97%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at March 31, 2014
Investment grade fixed maturities with losses for:
Less than one year (607 securities)	$4,249	$(122)	97%
One year or longer (56 securities)	267	(13)	95%
	$4,516	$(135)	97%
Non-investment grade fixed maturities with losses for:
Less than one year (77 securities)	$461	$(12)	97%
One year or longer (84 securities)	169	(16)	91%
	$630	$(28)	96%
Common equity securities with losses for:
Less than one year (21 securities)	$166	$(12)	93%
One year or longer (none)	—	—	—%
	$166	$(12)	93%
Perpetual preferred equity securities with losses for:
Less than one year (15 securities)	$90	$(4)	96%
One year or longer (1 security)	6	(1)	86%
	$96	$(5)	95%

When a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors as detailed in AFG’s 2013 Form 10-K under Management’s Discussion and Analysis — “Investments.”

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2014. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2013 Form 10-K.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
March 31, 2014
Assets:
Cash and investments	$32,987	$—	$(260)	(a)	$32,727
Assets of managed investment entities	—	2,723	—		2,723
Other assets	7,321	—	(1)	(a)	7,320
Total assets	$40,308	$2,723	$(261)		$42,770
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$7,922	$—	$—		$7,922
Annuity, life, accident and health benefits and reserves	23,783	—	—		23,783
Liabilities of managed investment entities	—	2,659	(246)	(a)	2,413
Long-term debt and other liabilities	3,679	—	—		3,679
Total liabilities	35,384	2,659	(246)		37,797
Shareholders’ equity:
Common Stock and Capital surplus	1,228	15	(15)		1,228
Retained earnings:
Appropriated — managed investment entities	—	49	—		49
Unappropriated	2,842	—	—		2,842
Accumulated other comprehensive income, net of tax	677	—	—		677
Total shareholders’ equity	4,747	64	(15)		4,796
Noncontrolling interests	177	—	—		177
Total equity	4,924	64	(15)		4,973
Total liabilities and equity	$40,308	$2,723	$(261)		$42,770

December 31, 2013
Assets:
Cash and investments	$31,584	$—	$(271)	(a)	$31,313
Assets of managed investment entities	—	2,888	—		2,888
Other assets	7,887	—	(1)	(a)	7,886
Total assets	$39,471	$2,888	$(272)		$42,087
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$8,167	$—	$—		$8,167
Annuity, life, accident and health benefits and reserves	22,952	—	—		22,952
Liabilities of managed investment entities	—	2,839	(272)	(a)	2,567
Long-term debt and other liabilities	3,632	—	—		3,632
Total liabilities	34,751	2,839	(272)		37,318
Shareholders’ equity:
Common Stock and Capital surplus	1,213	—	—		1,213
Retained earnings:
Appropriated — managed investment entities	—	49	—		49
Unappropriated	2,777	—	—		2,777
Accumulated other comprehensive income, net of tax	560	—	—		560
Total shareholders’ equity	4,550	49	—		4,599
Noncontrolling interests	170	—	—		170
Total equity	4,720	49	—		4,769
Total liabilities and equity	$39,471	$2,888	$(272)		$42,087

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended March 31, 2014
Revenues:
Insurance net earned premiums	$782	$—	$—		$782
Net investment income	366	—	(5)	(b)	361
Realized gains on securities	19	—	—		19
Income (loss) of managed investment entities:
Investment income	—	28	—		28
Gain (loss) on change in fair value of assets/liabilities	—	1	(1)	(b)	—
Other income	24	—	(3)	(c)	21
Total revenues	1,191	29	(9)		1,211
Costs and Expenses:
Insurance benefits and expenses	942	—	—		942
Expenses of managed investment entities	—	29	(9)	(b)(c)	20
Interest charges on borrowed money and other expenses	88	—	—		88
Total costs and expenses	1,030	29	(9)		1,050
Earnings before income taxes	161	—	—		161
Provision for income taxes	54	—	—		54
Net earnings, including noncontrolling interests	107	—	—		107
Less: Net earnings (loss) attributable to noncontrolling interests	4	—	—	(d)	4
Net earnings attributable to shareholders	$103	$—	$—		$103

Three months ended March 31, 2013
Revenues:
Insurance net earned premiums	$717	$—	$—		$717
Net investment income	337	—	(11)	(b)	326
Realized gains on securities	57	—	—		57
Income (loss) of managed investment entities:
Investment income	—	34	—		34
Gain (loss) on change in fair value of assets/liabilities	—	(10)	2	(b)	(8)
Other income	26	—	(4)	(c)	22
Total revenues	1,137	24	(13)		1,148
Costs and Expenses:
Insurance benefits and expenses	854	—	—		854
Expenses of managed investment entities	—	32	(10)	(b)(c)	22
Interest charges on borrowed money and other expenses	97	—	—		97
Total costs and expenses	951	32	(10)		973
Earnings before income taxes	186	(8)	(3)		175
Provision for income taxes	62	—	—		62
Net earnings, including noncontrolling interests	124	(8)	(3)		113
Less: Net earnings (loss) attributable to noncontrolling interests	4	—	(11)	(d)	(7)
Net earnings attributable to shareholders	$120	$(8)	$8		$120

(a)
Includes $5 million and $11 million for the first three months of 2014 and 2013, respectively, in net investment income representing the change in fair value of AFG’s CLO investments plus $3 million and $4 million in the first three months of 2014 and 2013, respectively, in CLO management fees earned.

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

	Three months ended March 31,
	2014	2013
Core net operating earnings	$91	$84
Realized gains on securities (*)	12	36
Net earnings attributable to shareholders	$103	$120

Diluted per share amounts:
Core net operating earnings	$1.00	$0.92
Realized gains on securities	0.13	0.40
Net earnings attributable to shareholders	$1.13	$1.32

(*)   Realized gains on securities are shown net of taxes of $7 million in the first quarter of 2014 and $20 million in the first quarter of 2013. In addition, realized gains on securities are shown net of noncontrolling interests of $1 million in the first quarter of 2013.

Net earnings attributable to shareholders decreased $17 million in the first three months of 2014 compared to the same period in 2013 due primarily to lower realized gains on securities and slightly lower earnings in the annuity segment, partially offset by higher underwriting profits in the property and casualty insurance segment.

Core net operating earnings increased $7 million in the first three months of 2014 compared to the same period in 2013 due primarily to higher underwriting profits in the property and casualty insurance segment, partially offset by slightly lower earnings in the annuity segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and operations attributable to the noncontrolling interests of the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the quarters ended March 31, 2014 and 2013 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2014
Revenues:
Property and casualty insurance net earned premiums	$754	$—	$—	$—	$—	$754	$—	$754
Life, accident and health net earned premiums	—	—	28	—	—	28	—	28
Net investment income	67	275	23	(5)	1	361	—	361
Realized gains on securities	—	—	—	—	—	—	19	19
Income (loss) of MIEs:
Investment income	—	—	—	28	—	28	—	28
Gain (loss) on change in fair value of assets/liabilities	—	—	—	—	—	—	—	—
Other income	2	18	—	(3)	4	21	—	21
Total revenues	823	293	51	20	5	1,192	19	1,211

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	429	—	—	—	—	429	—	429
Commissions and other underwriting expenses	267	—	—	—	—	267	—	267
Annuity benefits	—	168	—	—	—	168	—	168
Life, accident and health benefits	—	—	43	—	—	43	—	43
Annuity and supplemental insurance acquisition expenses	—	31	4	—	—	35	—	35
Interest charges on borrowed money	1	—	—	—	17	18	—	18
Expenses of MIEs	—	—	—	20	—	20	—	20
Other expenses	14	21	6	—	29	70	—	70
Total costs and expenses	711	220	53	20	46	1,050	—	1,050
Earnings before income taxes	112	73	(2)	—	(41)	142	19	161
Provision for income taxes	35	26	(1)	—	(13)	47	7	54
Net earnings, including noncontrolling interests	77	47	(1)	—	(28)	95	12	107
Less: Net earnings (loss) attributable to noncontrolling interests	4	—	—	—	—	4	—	4
Core Net Operating Earnings	73	47	(1)	—	(28)	91
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	12	12	(12)	—
Net Earnings Attributable to Shareholders	$73	$47	$(1)	$—	$(16)	$103	$—	$103

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2013
Revenues:
Property and casualty insurance net earned premiums	$687	$—	$—	$—	$—	$687	$—	$687
Life, accident and health net earned premiums	—	—	30	—	—	30	—	30
Net investment income	66	248	19	(11)	4	326	—	326
Realized gains on securities	—	—	—	—	—	—	57	57
Income (loss) of MIEs:
Investment income	—	—	—	34	—	34	—	34
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(8)	—	(8)	—	(8)
Other income	3	14	1	(4)	8	22	—	22
Total revenues	756	262	50	11	12	1,091	57	1,148

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	393	—	—	—	—	393	—	393
Commissions and other underwriting expenses	251	—	—	—	—	251	—	251
Annuity benefits	—	134	—	—	—	134	—	134
Life, accident and health benefits	—	—	40	—	—	40	—	40
Annuity and supplemental insurance acquisition expenses	—	31	5	—	—	36	—	36
Interest charges on borrowed money	1	—	—	—	17	18	—	18
Expenses of MIEs	—	—	—	22	—	22	—	22
Other expenses	12	21	6	—	40	79	—	79
Total costs and expenses	657	186	51	22	57	973	—	973
Earnings before income taxes	99	76	(1)	(11)	(45)	118	57	175
Provision for income taxes	31	26	—	—	(15)	42	20	62
Net earnings, including noncontrolling interests	68	50	(1)	(11)	(30)	76	37	113
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	—	(11)	—	(8)	1	(7)
Core Net Operating Earnings	65	50	(1)	—	(30)	84
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	36	36	(36)	—
Net Earnings Attributable to Shareholders	$65	$50	$(1)	$—	$6	$120	$—	$120

(a)	See the reconciliation of core earnings to GAAP net earnings under Results of Operations — General for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company’s performance. Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses and loss adjustment expenses, and commissions and other underwriting expenses to premiums. A combined ratio under 100% indicates an underwriting profit. The combined ratio does not reflect net investment income, other income, other expenses or federal income taxes. AFG’s property and casualty insurance operations contributed $112 million in pretax earnings in the first three months of 2014 compared to $99 million in the first three months of 2013, an increase of $13 million (13%). The increase in pretax earnings reflects significantly higher underwriting profit in the Specialty casualty group, partially offset by slightly lower underwriting profits in the Property and transportation and Specialty financial groups.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three months ended March 31,
	2014	2013	% Change
Gross written premiums	$1,024	$925	11%
Reinsurance premiums ceded	(269)	(221)	22%
Net written premiums	755	704	7%
Change in unearned premiums	(1)	(17)	(94%)
Net earned premiums	754	687	10%
Loss and loss adjustment expenses	429	393	9%
Commissions and other underwriting expenses	267	251	6%
Underwriting gain	58	43	35%

Net investment income	67	66	2%
Other income and expenses, net	(13)	(10)	30%
Earnings before income taxes	$112	$99	13%

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	56.9%	56.5%	0.4%
Underwriting expense ratio	35.3%	36.6%	(1.3%)
Combined ratio	92.2%	93.1%	(0.9%)

Aggregate — including discontinued lines
Loss and LAE ratio	56.9%	57.2%	(0.3%)
Underwriting expense ratio	35.3%	36.6%	(1.3%)
Combined ratio	92.2%	93.8%	(1.6%)

While AFG desires and seeks to earn an underwriting profit on all of its business, it is not always possible to do so. As a result, AFG attempts to expand in the most profitable businesses and control growth or even reduce its involvement in the least profitable businesses.

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

To understand the overall profitability of particular lines, the timing of claims payments and the related impact of investment income must be considered. Certain “short-tail” lines of business (primarily property coverages) generally have quick loss payouts, which reduce the time funds are held, thereby limiting investment income earned thereon. In contrast, “long-tail” lines of business (primarily liability coverages and workers’ compensation) generally have payouts that are either structured over many years or take many years to settle, thereby significantly increasing investment income earned on related premiums received.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.02 billion for the first three months of 2014 compared to $925 million for the first three months of 2013, an increase of $99 million (11%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2014		2013
	GWP	%	GWP	%	% Change
Property and transportation	$376	37%	$352	38%	7%
Specialty casualty	507	49%	430	47%	18%
Specialty financial	141	14%	143	15%	(1%)
	$1,024	100%	$925	100%	11%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 26% of gross written premiums for the first three months of 2014 compared to 24% for the first three months of 2013, an increase of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended March 31,
	2014		2013		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(92)	24%	$(76)	22%	2%
Specialty casualty	(176)	35%	(135)	31%	4%
Specialty financial	(25)	18%	(30)	21%	(3%)
Other specialty	24		20
	$(269)	26%	$(221)	24%	2%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $755 million for the first three months of 2014 compared to $704 million for the first three months of 2013, an increase of $51 million (7%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2014		2013
	NWP	%	NWP	%	% Change
Property and transportation	$284	38%	$276	39%	3%
Specialty casualty	331	44%	295	42%	12%
Specialty financial	116	15%	113	16%	3%
Other specialty	24	3%	20	3%	20%
	$755	100%	$704	100%	7%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $754 million for the first three months of 2014 compared to $687 million for the first three months of 2013, an increase of $67 million (10%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended March 31,
	2014		2013
	NEP	%	NEP	%	% Change
Property and transportation	$301	40%	$293	43%	3%
Specialty casualty	313	42%	259	38%	21%
Specialty financial	117	16%	116	17%	1%
Other specialty	23	2%	19	2%	21%
	$754	100%	$687	100%	10%

The $99 million increase in gross written premiums for the first three months of 2014 compared to the first three months of 2013 reflects significant growth in the Specialty casualty group. Overall average renewal rates increased approximately 3% in the first three months of 2014.

Property and transportation Gross written premiums increased $24 million (7%) in the first three months of 2014 compared to the same period in 2013 due primarily to higher premiums in the transportation businesses resulting from rate increases. Average renewal rates were up approximately 4% for this group in the first quarter of 2014. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the first quarter of 2014 compared to the first quarter of 2013 reflecting higher cessions of multi-peril crop business.

Specialty casualty Gross written premiums increased $77 million (18%) for the first three months of 2014 compared to the first three months of 2013 as a result of increased premiums in nearly all businesses in this group, particularly in the workers’ compensation, excess and surplus lines and targeted markets operations. New business opportunities, increased exposures from higher payroll on existing accounts, and sustained pricing increases have contributed to increased premiums in the workers’ compensation businesses. Strong premium growth in the excess and surplus lines and targeted markets operations is the result of broadening opportunities to write business coupled with the benefit from rate increases over multiple quarters. Average renewal rates were up approximately 3% for this group in the first quarter of 2014. Reinsurance premiums ceded as a percentage of gross written premiums increased 4 percentage points for the first quarter of 2014 compared to the first quarter of 2013 reflecting timing of reinsurance premiums between quarters.

Specialty financial Gross written premiums decreased by $2 million (1%) for the first three months of 2014 compared to the first three months of 2013. The impact of the October 2013 sale of a service contracts business, which ceded all of its premiums under reinsurance contracts, more than offset growth in gross written premiums across the remaining businesses in this group. Average renewal rates for this group were flat in the first quarter of 2014. Reinsurance premiums ceded as a percentage of gross written premiums declined 3 percentage points reflecting the sale of the service contract business, which was 100% reinsured, partially offset by an increase in ceded business in the financial institutions operations.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
Performance measures such as the combined ratio are often used by property and casualty insurers to help users of their financial statements better understand the company’s performance. The combined ratio is the sum of the loss and loss adjustment expenses (“LAE”) and underwriting expense ratios. These ratios are calculated by dividing each of the respective expenses by net earned premiums. The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty segment:

	Three months ended March 31,			Three months ended March 31,
	2014	2013	Change	2014	2013
Property and transportation
Loss and LAE ratio	67.0%	65.4%	1.6%
Underwriting expense ratio	31.1%	31.1%	—%
Combined ratio	98.1%	96.5%	1.6%
Underwriting profit				$6	$10

Specialty casualty
Loss and LAE ratio	55.0%	57.3%	(2.3%)
Underwriting expense ratio	32.8%	35.4%	(2.6%)
Combined ratio	87.8%	92.7%	(4.9%)
Underwriting profit				$38	$19

Specialty financial
Loss and LAE ratio	37.9%	35.8%	2.1%
Underwriting expense ratio	53.1%	52.7%	0.4%
Combined ratio	91.0%	88.5%	2.5%
Underwriting profit				$10	$13

Total Specialty
Loss and LAE ratio	56.9%	56.5%	0.4%
Underwriting expense ratio	35.3%	36.6%	(1.3%)
Combined ratio	92.2%	93.1%	(0.9%)
Underwriting profit				$59	$48

Aggregate — including discontinued lines
Loss and LAE ratio	56.9%	57.2%	(0.3%)
Underwriting expense ratio	35.3%	36.6%	(1.3%)
Combined ratio	92.2%	93.8%	(1.6%)
Underwriting profit				$58	$43

The Specialty property and casualty insurance operations generated an underwriting profit of $59 million in the first three months of 2014 compared to $48 million in the first three months of 2013, an increase of $11 million (23%). The higher profit in the 2014 quarter reflects significantly higher underwriting profit in the Specialty casualty group, partially offset by slightly lower profitability in the Property and transportation and Specialty financial groups. Catastrophe losses were $12 million (1.6 points on the combined ratio), compared to $10 million (1.5 points) in the first three months of 2013.

Property and transportation This group reported an underwriting gain of $6 million for the first three months of 2014 compared to $10 million for the first three months of 2013, a decrease of $4 million (40%). Improved results in the transportation and property and inland marine operations were more than offset by lower profitability in the agricultural operations. Catastrophe losses for this group were $9 million (2.8 points) in the first three months of 2014, compared to $10 million (3.4 points) during the first three months of 2013.

Specialty casualty Underwriting profit was $38 million for the first three months of 2014 compared to $19 million in the first three months of 2013, an increase of $19 million (100%). This increase was due primarily to higher profitability in the workers’ compensation and excess and surplus lines businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial Underwriting profit was $10 million for the first three months of 2014 compared to $13 million in the first three months of 2013, a decrease of $3 million (23%). Higher underwriting profits in the fidelity and crime and surety businesses were more than offset by lower profitability in the trade credit and financial institutions businesses.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 56.9% for the first three months of 2014 compared to 57.2% for first three months of 2013, a decrease of 0.3 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended March 31,
	Amount		Ratio		Change in
	2014	2013	2014	2013	Ratio
Property and transportation
Current year, excluding catastrophe losses	$196	$188	65.3%	64.0%	1.3%
Prior accident years development	(4)	(6)	(1.1%)	(2.0%)	0.9%
Current year catastrophe losses	9	10	2.8%	3.4%	(0.6%)
Property and transportation losses and LAE and ratio	$201	$192	67.0%	65.4%	1.6%

Specialty casualty
Current year, excluding catastrophe losses	$195	$164	62.3%	63.5%	(1.2%)
Prior accident years development	(24)	(16)	(7.7%)	(6.2%)	(1.5%)
Current year catastrophe losses	1	—	0.4%	—%	0.4%
Specialty casualty losses and LAE and ratio	$172	$148	55.0%	57.3%	(2.3%)

Specialty financial
Current year, excluding catastrophe losses	$44	$48	37.1%	40.3%	(3.2%)
Prior accident years development	(1)	(6)	(0.7%)	(4.8%)	4.1%
Current year catastrophe losses	2	—	1.5%	0.3%	1.2%
Specialty financial losses and LAE and ratio	$45	$42	37.9%	35.8%	2.1%

Total Specialty
Current year, excluding catastrophe losses	$448	$411	59.5%	59.8%	(0.3%)
Prior accident years development	(32)	(33)	(4.2%)	(4.8%)	0.6%
Current year catastrophe losses	12	10	1.6%	1.5%	0.1%
Total Specialty losses and LAE and ratio	$428	$388	56.9%	56.5%	0.4%

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$448	$411	59.4%	59.8%	(0.4%)
Prior accident years development	(31)	(28)	(4.1%)	(4.1%)	—%
Current year catastrophe losses	12	10	1.6%	1.5%	0.1%
Aggregate losses and LAE and ratio	$429	$393	56.9%	57.2%	(0.3%)

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $32 million in the first three months of 2014 compared to $33 million in the first three months of 2013, a decrease of $1 million (3%).

Property and transportation Net favorable reserve development of $4 million in the first three months of 2014 reflects lower than expected loss frequency in crop products and lower than expected claim severity in the ocean marine business. Net favorable reserve development of $6 million in the first three months of 2013 reflects a decrease in frequency of new claims being filed in a run-off book of homebuilders business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Net favorable reserve development of $24 million in the first three months of 2014 reflects lower than expected claim severity in directors and officers liability insurance, lower than expected claim frequency and severity in excess liability insurance and lower than anticipated claim severity in California workers’ compensation business. Net favorable reserve development of $16 million in the first three months of 2013 reflects lower than expected claim severity in directors and officers liability insurance and lower than expected claim severity and frequency in excess liability business.

Specialty financial Net favorable reserve development of $1 million in the first three months of 2014 reflects lower than expected claim frequency and severity in the foreign credit business. Net favorable reserve development of $6 million in the first three months of 2013 is due to lower than expected frequency and severity in the foreign credit and financial institutions businesses as economic conditions did not affect these lines as adversely as had been anticipated.

Other specialty In addition to the development discussed above, total specialty net favorable reserve development reflects amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998 and reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate results for AFG’s property and casualty segment also include adverse development of $1 million in the first three months of 2014 related to businesses outside of the Specialty group that AFG no longer writes and $5 million in the first three months of 2013 related to asbestos and environmental reserves.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2013, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 2.5% of AFG’s shareholders’ equity. The $9 million in catastrophe losses in the Property and transportation group in the first three months of 2014 were primarily from winter storms in the month of January. The $10 million in catastrophe losses in the Property and transportation group in the first three months of 2013 resulted primarily from March storms in the southeastern United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $267 million in the first three months of 2014 compared to $251 million for the first three months of 2013, an increase of $16 million (6%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 35.3% for the first three months of 2014 compared to 36.6% for the first three months of 2013, a decrease of 1.3 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended March 31,
	2014		2013		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$94	31.1%	$91	31.1%	—%
Specialty casualty	103	32.8%	92	35.4%	(2.6%)
Specialty financial	62	53.1%	61	52.7%	0.4%
Other specialty	8	34.1%	7	37.4%	(3.3%)
	$267	35.3%	$251	36.6%	(1.3%)

The overall decrease of 1.3% in AFG’s expense ratio for the first three months of 2014 as compared to the first three months of 2013 reflects the impact of higher premiums in the Specialty casualty group on the ratio.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums were 31.1 percentage points for both the first three months of 2014 and the first three months of 2013.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.6 percentage points for the first three months of 2014 compared to the first three months of 2013 due to the impact of higher premiums on the ratio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.4 percentage points for the first three months of 2014 compared to the first three months of 2013.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $67 million for the first three months of 2014 compared to $66 million in the first three months of 2013, an increase of $1 million (2%). Net investment in AFG’s property and casualty operations includes $3 million from recording equity in the earnings of limited partnerships and similar investments. Equity in the earnings of these investments has not been material and was included in realized gains (losses) on securities prior to 2014. In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall earned yield on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Three months ended March 31,
	2014	2013	Change	% Change
Net investment income	$67	$66	$1	2%

Average invested assets (at amortized cost)	$6,941	$6,916	$25	—%

Yield (net investment income as a % of average invested assets)	3.86%	3.82%	0.04%

Tax equivalent yield (*)	4.46%	4.42%	0.04%

(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.86% for the first three months of 2014 compared to 3.82% for the first three months of 2013. The impact of equity in the earnings of limited partnerships and similar investments was substantially offset by the impact of lower yields available in the financial markets.

Property and Casualty Other Income and Expense, Net
Other income and expenses, net for AFG’s property and casualty operations was a net expense of $13 million for the first three months of 2014 compared to $10 million for the first three months of 2013, an increase of $3 million (30%). The table below details the items included in other income and expenses, net for AFG’s property and casualty operations (in millions):

	Three months ended March 31,
	2014	2013

Other income	$2	$3
Other expenses
Amortization of intangibles	3	4
Tender offer expenses	3	—
Other	8	8
Total other expense	14	12
Interest expense	1	1
Other income and expenses, net	$(13)	$(10)

AFG and its consolidated subsidiaries incurred $3 million in transaction expenses related to the February 2014 tender offer by Great American Insurance Company (“GAI”) to acquire all of the National Interstate Corporation common stock that GAI did not already own. These expenses consisted primarily of financial advisory and legal services. The tender offer was terminated in March 2014.

Interest expense for AFG’s property and casualty operations includes interest charges on long-term debt within the property and casualty operations, primarily notes secured by real estate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $73 million in pretax earnings in the first three months of 2014 compared to $76 million in the first three months of 2013, a decrease of $3 million (4%). While AFG’s average annuity investments (at amortized cost) were 19% higher for the first three months of 2014 as compared to the first three months of 2013, the benefit of this growth was more than offset by the run-off of higher yielding investments and the negative impact of sharply lower interest rates and relatively flat stock market performance in the first three months of 2014 on the fixed-indexed annuity business.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended March 31, 2014 and 2013 (dollars in millions).

	Three months ended March 31,
	2014	2013	% Change
Revenues:
Net investment income	$275	$248	11%
Other income:
Guaranteed withdrawal benefit fees	8	5	60%
Policy charges and other miscellaneous income	10	9	11%
Total revenues	293	262	12%

Costs and Expenses:
Annuity benefits (*)	168	134	25%
Acquisition expenses	31	31	—%
Other expenses	21	21	—%
Total costs and expenses	220	186	18%
Earnings before income taxes	$73	$76	(4%)

(*) Annuity benefits consisted of the following (dollars in millions):

	Three months ended March 31,
	2014	2013	% Change
Interest credited — fixed	$121	$109	11%
Interest credited — fixed component of variable annuities	1	2	(50%)
Change in expected death and annuitization reserve	4	4	—%
Amortization of sales inducements	7	7	—%
Change in guaranteed withdrawal benefit reserve	8	8	—%
Change in other benefit reserves	3	1	200%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	54	80	(33%)
Equity option mark-to-market	(30)	(77)	(61%)
Total annuity benefits	$168	$134	25%

The profitability of a fixed annuity business is largely dependent on the ability of a company to earn income on the assets supporting the business in excess of the amounts credited to policyholder accounts plus expenses incurred (earning a “spread”). Performance measures such as net interest spread and net spread earned are often presented by annuity businesses to help users of their financial statements better understand the company’s performance.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended March 31,
	2014	2013	% Change
Average fixed annuity investments (at amortized cost)	$21,402	$17,945	19%
Average fixed annuity benefits accumulated	21,066	17,506	20%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	5.10%	5.48%
Interest credited — fixed	(2.29%)	(2.49%)
Net interest spread	2.81%	2.99%

Policy charges and other miscellaneous income	0.13%	0.14%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.27%)	(0.35%)
Acquisition expenses	(0.55%)	(0.69%)
Other expenses	(0.37%)	(0.45%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.45%)	(0.06%)
Net spread earned on fixed annuities	1.30%	1.58%

Annuity Net Investment Income
Net investment income for the first three months of 2014 was $275 million compared to $248 million for the first three months of 2013, an increase of $27 million (11%). This increase reflects primarily the growth in AFG’s annuity business. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.38 percentage points in the first three months of 2014 compared to the first three months of 2013. This decline in net investment yield reflects the investment of new premium dollars at lower yields as compared to the existing investment portfolio and the impact of the maturity and redemption of higher yielding investments.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first three months of 2014 was $121 million compared to $109 million for the first three months of 2013, an increase of $12 million (11%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.20 percentage points in the first three months of 2014 compared to the first three months of 2013. During the first three months of 2014, interest rates credited on new premiums of AFG’s principal fixed annuity products generally ranged from 1.25% to 2.00%.

Excluding those annuities that have guaranteed withdrawal benefits, at March 31, 2014, AFG could reduce the average crediting rate on approximately $16 billion of traditional fixed and fixed-indexed deferred annuities by an additional 0.51% (on a weighted average basis). Annuity policies are subject to Guaranteed Minimum Interest Rates (“GMIRs”) at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

% of
GMIR	Reserves
1 — 1.99%	54%
2 — 2.99%	11%
3 — 3.99%	20%
4.00% and above	15%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.18 percentage points in the first three months of 2014 compared to the same period in 2013 due primarily to the run-off of higher yielding investments. Due to the continued run-off of higher yielding investments, AFG expects its net interest spread to continue to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, were $10 million for the first three months of 2014 and $9 million for the first three months of 2013, an increase of $1 million (11%).

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the first three months of 2014 were $14 million compared to $15 million for the first three months of 2013, a decrease of $1 million (7%). In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended March 31,
	2014	2013
Change in expected death and annuitization reserve	$4	$4
Amortization of sales inducements	7	7
Change in guaranteed withdrawal benefit reserve	8	8
Change in other benefit reserves	3	1
Other annuity benefits	22	20
Offset guaranteed withdrawal benefit fees	(8)	(5)
Other annuity benefits, net	$14	$15

Annuity Acquisition Expenses
AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.55% for the first three months of 2014 compared to 0.69% for the first three months of 2013 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of lower interest rates and relatively flat stock market performance during the first three months of 2014 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of deferred policy acquisition costs.

Annuity Other Expenses
Annuity other expenses for the first three months of 2014 and 2013 were $21 million in each period. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses declined 0.08 percentage points for the first three months of 2014 as compared to the first three months of 2013. In general, this percentage is expected to decrease as AFG’s annuity business grows and annuity other expenses remain relatively stable.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately one-half of annuity benefits accumulated at March 31, 2014, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $24 million in the first three months of 2014, reflecting the negative impact of sharply lower interest rates and relatively flat stock market performance, compared to $3 million in the first three months of 2013.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.28 percentage points in the first three months of 2014 compared to the same period in 2013 due to the 0.18 percentage points decrease in AFG’s net interest spread and the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above. These items were partially offset by the impact of growth in AFG’s annuity business on other expenses and other annuity benefits as a percent of fixed annuity benefits accumulated discussed above. AFG expects its net spread earned on fixed annuities to be closer to 1.35% to 1.40% for the full-year 2014 as compared to the 1.30% earned in the first three months of 2014 and 1.60% earned for the full year 2013.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended March 31, 2014 and 2013 (in millions):

	Three months ended March 31,
	2014	2013
Beginning fixed annuity reserves	$20,679	$17,274
Fixed annuity premiums (receipts)	955	609
Surrenders, benefits and other withdrawals	(375)	(352)
Interest and other annuity benefit expenses:
Interest credited	121	109
Embedded derivative mark-to-market	54	80
Change in other benefit reserves	19	17
Ending fixed annuity reserves	$21,453	$17,737

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$21,453	$17,737
Impact of unrealized investment gains	97	140
Fixed component of variable annuities	194	198
Annuity benefits accumulated per balance sheet	$21,744	$18,075

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $967 million in the first three months of 2014 compared to $624 million in the first three months of 2013, an increase of $343 million (55%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended March 31,
	2014	2013	% Change
Financial institutions single premium annuities — indexed	$366	$83	341%
Financial institutions single premium annuities — fixed	114	111	3%
Retail single premium annuities — indexed	386	333	16%
Retail single premium annuities — fixed	39	27	44%
Education market — 403(b) fixed and indexed annuities	50	55	(9%)
Total fixed annuity premiums	955	609	57%
Variable annuities	12	15	(20%)
Total annuity premiums	$967	$624	55%

The 55% increase in annuity premiums as compared to the first three months of 2013 was largely the result of growth in the sales of fixed-indexed annuities in the financial institutions market. New products, expanded distribution and improved market penetration within existing distribution channels contributed to this growth.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended March 31, 2014 and 2013 (in millions):

	Three months ended March 31,
	2014	2013
Earnings on fixed annuity benefits accumulated	$68	$69
Earnings on investments in excess of fixed annuity benefits accumulated (*)	5	6
Variable annuity earnings	—	1
Earnings before income taxes	$73	$76

(*) Net investment income (as a % of investments) of 5.10% and 5.48% for the three months ended March 31, 2014 and 2013, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s loss before income taxes from its run-off long-term care and life operations for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three months ended March 31,
	2014	2013	% Change
Revenues:
Net earned premiums:
Long-term care	$19	$20	(5%)
Life operations	9	10	(10%)
Net investment income	23	19	21%
Other income	—	1	(100%)
Total revenues	51	50	2%

Costs and Expenses:
Life, accident and health benefits:
Long-term care	29	26	12%
Life operations	14	14	—%
Acquisition expenses	4	5	(20%)
Other expenses	6	6	—%
Total costs and expenses	53	51	4%
Loss before income taxes	$(2)	$(1)	100%

AFG expects revenues and expenses related to the long-term care business to generally increase over time as this closed block of business ages. The increase in long-term care benefits expense in the first three months of 2014 as compared to the first three months of 2013 is due primarily to an increase in new claims. Due to the age and relatively small size of its long-term care business, AFG expects claims volatility from period to period. Management continues to monitor its claims experience and update its loss recognition assumptions as needed.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its insurance operations (excluding realized gains) totaled $41 million for the first three months of 2014 compared to $45 million for the first three months of 2013, a decrease of $4 million (9%).

The following table details AFG’s loss before income taxes from operations outside of its insurance operations for three months ended March 31, 2014 and 2013 (dollars in millions):

	Three months ended March 31,
	2014	2013	% Change
Revenues:
Net investment income	$1	$4	(75%)
Other income	4	8	(50%)
Total revenues	5	12	(58%)

Costs and Expenses:
Interest charges on borrowed money	17	17	—%
Other expenses	29	40	(28%)
Total costs and expenses	46	57	(19%)
Loss before income taxes, excluding realized gains	$(41)	$(45)	(9%)

Holding Company and Other — Net Investment Income
Net investment income for the first three months of 2014 was $1 million compared to $4 million in the first three months of 2013. The parent company holds a small portfolio of securities that are classified as “trading” and marked-to-market through investment income. These trading securities decreased in value by less than $1 million in the first three months of 2014 compared to an increase in value of approximately $3 million in the first three months of 2013.

Holding Company and Other — Other Income
Other income in the table above includes $3 million and $4 million in the first three months of 2014 and 2013, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). These fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $1 million in the first three months of 2014 and $4 million in the first three months of 2013.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $17 million in both the first three months of 2014 and 2013. The following table details AFG’s long-term debt balances as of March 31, 2014 compared to March 31, 2013 (dollars in millions):

	March 31, 2014	March 31, 2013
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
Other	3	3
	840	840
Other holding company obligations:
Secured borrowings (guaranteed by AFG)	—	15
AAG Holding Variable Rate Subordinated Debentures	—	20
	—	35

Total Holding Company and Other Debt	$840	$875

Weighted Average Interest Rate	7.8%	7.7%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $29 million in the first three months of 2014 compared to $40 million in the first three months of 2013, a decrease of $11 million (28%). The decrease reflects lower holding company expenses associated with employee benefit plans that are tied to stock market performance and certain share-based incentive plans.

Consolidated Realized Gains on Securities   AFG’s consolidated realized gains on securities, which are not allocated to segments, were $19 million in the first three months of 2014 compared to $57 million in the first three months of 2013, a decrease of $38 million (67%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended March 31,
	2014	2013
Realized gains (losses) before impairments:
Disposals	$20	$54
Change in the fair value of derivatives	—	4
Adjustments to annuity deferred policy acquisition costs and related items	—	(1)
	20	57
Impairment charges:
Securities	(1)	—
Adjustments to annuity deferred policy acquisition costs and related items	—	—
	(1)	—
Realized gains on securities	$19	$57

Realized gains on disposals include gains on sales of Verisk Analytics, Inc. of $25 million in the first three months of 2013.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $54 million for the first three months of 2014 compared to $62 million in the first three months of 2013, a decrease of $8 million (13%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings attributable to noncontrolling interests were $4 million for the first three months of 2014 compared to a net loss of $7 million for the first three months of 2013. The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended March 31,
	2014	2013	% Change
National Interstate	$4	$4	—%
Managed Investment Entities	—	(11)	(100%)
Earnings (loss) attributable to noncontrolling interests	$4	$(7)	(157%)

As discussed in Note A — “Accounting Policies,” and Note H — “Managed Investment Entities” to the financial statements, the losses of Managed Investment Entities represent CLO losses that ultimately inure to holders of the CLO debt.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure of Market Risk
As of March 31, 2014, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2013 Form 10-K.

ITEM 4
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2014 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first three months of 2014 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
January	—	$—	—	6,114,701
February	46,783	$55.14	46,783	6,067,918
March	373,155	$56.87	373,155	5,694,763
Total	419,938	$56.68	419,938

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in August 2012 and February 2013.

In addition, AFG acquired 23,790 shares of its Common Stock (at an average of $56.15 per share) in February 2014 in connection with its stock incentive plans.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

May 9, 2014	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer