Form 10-Q
period 2014-06-30
AMERICAN FINANCIAL GROUP INC
filed 2014-08-07
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
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
          Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2014, there were 89,216,932 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$2,116	$1,639
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $27,287 and $25,366)	28,988	26,456
Fixed maturities, trading at fair value	343	305
Equity securities, at fair value (cost — $1,238 and $987)	1,473	1,179
Mortgage loans	920	781
Policy loans	233	238
Real estate and other investments	770	715
Total cash and investments	34,843	31,313
Recoverables from reinsurers	3,107	3,157
Prepaid reinsurance premiums	489	408
Agents’ balances and premiums receivable	902	739
Deferred policy acquisition costs	806	975
Assets of managed investment entities	2,799	2,888
Other receivables	527	854
Variable annuity assets (separate accounts)	681	665
Other assets	1,001	903
Goodwill	200	185
Total assets	$45,355	$42,087

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$7,370	$6,410
Unearned premiums	1,911	1,757
Annuity benefits accumulated	22,516	20,944
Life, accident and health reserves	2,082	2,008
Payable to reinsurers	445	508
Liabilities of managed investment entities	2,499	2,567
Long-term debt	912	913
Variable annuity liabilities (separate accounts)	681	665
Other liabilities	1,781	1,546
Total liabilities	40,197	37,318
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 89,618,434 and 89,513,386 shares outstanding	90	90
Capital surplus	1,152	1,123
Retained earnings:
Appropriated — managed investment entities	31	49
Unappropriated	2,913	2,777
Accumulated other comprehensive income, net of tax	799	560
Total shareholders’ equity	4,985	4,599
Noncontrolling interests	173	170
Total equity	5,158	4,769
Total liabilities and equity	$45,355	$42,087

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Property and casualty insurance net earned premiums	$931	$709	$1,685	$1,396
Life, accident and health net earned premiums	27	28	55	58
Net investment income	379	332	740	658
Realized gains on securities (*)	12	41	31	98
Income (loss) of managed investment entities:
Investment income	27	32	55	66
Loss on change in fair value of assets/liabilities	(10)	(28)	(10)	(36)
Other income	26	25	47	47
Total revenues	1,392	1,139	2,603	2,287

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	602	430	1,031	823
Commissions and other underwriting expenses	300	260	567	511
Annuity benefits	166	120	334	254
Life, accident and health benefits	39	38	82	78
Annuity and supplemental insurance acquisition expenses	41	52	76	88
Interest charges on borrowed money	17	18	35	36
Expenses of managed investment entities	21	24	41	46
Other expenses	76	71	146	150
Total costs and expenses	1,262	1,013	2,312	1,986
Earnings before income taxes	130	126	291	301
Provision for income taxes	47	49	101	111
Net earnings, including noncontrolling interests	83	77	190	190
Less: Net loss attributable to noncontrolling interests	(23)	(33)	(19)	(40)
Net Earnings Attributable to Shareholders	$106	$110	$209	$230

Earnings Attributable to Shareholders per Common Share:
Basic	$1.18	$1.23	$2.33	$2.57
Diluted	$1.15	$1.20	$2.28	$2.52
Average number of Common Shares:
Basic	89.6	89.6	89.6	89.5
Diluted	91.6	91.5	91.6	91.3

Cash dividends per Common Share	$0.22	$0.195	$0.44	$0.39
________________________________________
(*) Consists of the following:
Realized gains before impairments	$13	$42	$33	$99

Losses on securities with impairment	(1)	(1)	(2)	(1)
Non-credit portion recognized in other comprehensive income (loss)	—	—	—	—
Impairment charges recognized in earnings	(1)	(1)	(2)	(1)
Total realized gains on securities	$12	$41	$31	$98

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net earnings, including noncontrolling interests	$83	$77	$190	$190
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	130	(245)	267	(166)
Reclassification adjustment for realized gains included in net earnings	(8)	(27)	(20)	(63)
Total net unrealized gains (losses) on securities	122	(272)	247	(229)
Foreign currency translation adjustments	2	(5)	(3)	(9)
Other comprehensive income (loss), net of tax	124	(277)	244	(238)
Total comprehensive income (loss), net of tax	207	(200)	434	(48)
Less: Comprehensive loss attributable to noncontrolling interests	(21)	(40)	(14)	(46)
Comprehensive income (loss) attributable to shareholders	$228	$(160)	$448	$(2)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2013	89,513,386	$1,213	$49	$2,777	$560	$4,599	$170	$4,769
Net earnings	—	—	—	209	—	209	(19)	190
Other comprehensive income	—	—	—	—	239	239	5	244
Allocation of losses of managed investment entities	—	—	(18)	—	—	(18)	18	—
Dividends on Common Stock	—	—	—	(39)	—	(39)	—	(39)
Shares issued:
Exercise of stock options	669,921	24	—	—	—	24	—	24
Other benefit plans	217,423	7	—	—	—	7	—	7
Dividend reinvestment plan	6,568	—	—	—	—	—	—	—
Stock-based compensation expense	—	9	—	—	—	9	—	9
Shares acquired and retired	(765,074)	(11)	—	(33)	—	(44)	—	(44)
Shares exchanged — benefit plans	(23,790)	—	—	(1)	—	(1)	—	(1)
Other	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2014	89,618,434	$1,242	$31	$2,913	$799	$4,985	$173	$5,158

Balance at December 31, 2012	88,979,303	$1,152	$75	$2,520	$831	$4,578	$170	$4,748
Net earnings	—	—	—	230	—	230	(40)	190
Other comprehensive loss	—	—	—	—	(232)	(232)	(6)	(238)
Allocation of losses of managed investment entities	—	—	(42)	—	—	(42)	42	—
Dividends on Common Stock	—	—	—	(34)	—	(34)	—	(34)
Shares issued:
Exercise of stock options	943,697	30	—	—	—	30	—	30
Other benefit plans	368,051	6	—	—	—	6	—	6
Dividend reinvestment plan	7,398	—	—	—	—	—	—	—
Stock-based compensation expense	—	8	—	—	—	8	—	8
Shares acquired and retired	(1,448,156)	(19)	—	(51)	—	(70)	—	(70)
Shares exchanged — benefit plans	(29,353)	—	—	(1)	—	(1)	—	(1)
Other	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2013	88,820,940	$1,177	$33	$2,664	$599	$4,473	$165	$4,638

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended June 30,
	2014	2013
Operating Activities:
Net earnings, including noncontrolling interests	$190	$190
Adjustments:
Depreciation and amortization	57	78
Annuity benefits	334	254
Realized gains on investing activities	(32)	(105)
Net (purchases) sales of trading securities	(33)	24
Deferred annuity and life policy acquisition costs	(102)	(83)
Change in:
Reinsurance and other receivables	283	659
Other assets	(54)	(41)
Insurance claims and reserves	11	(617)
Payable to reinsurers	(66)	(108)
Other liabilities	(37)	45
Managed investment entities’ assets/liabilities	(45)	(115)
Other operating activities, net	(7)	15
Net cash provided by operating activities	499	196

Investing Activities:
Purchases of:
Fixed maturities	(3,426)	(3,009)
Equity securities	(274)	(274)
Mortgage loans	(180)	(73)
Real estate, property and equipment	(20)	(38)
Businesses	(267)	—
Proceeds from:
Maturities and redemptions of fixed maturities	1,609	1,456
Repayments of mortgage loans	41	82
Sales of fixed maturities	183	139
Sales of equity securities	65	142
Cash and cash equivalents of businesses acquired	1,078	—
Managed investment entities:
Purchases of investments	(650)	(829)
Proceeds from sales and redemptions of investments	813	1,215
Other investing activities, net	58	(3)
Net cash used in investing activities	(970)	(1,192)

Financing Activities:
Annuity receipts	1,916	1,685
Annuity surrenders, benefits and withdrawals	(827)	(749)
Net transfers from variable annuity assets	16	12
Reductions of long-term debt	(1)	(4)
Issuances of managed investment entities’ liabilities	200	652
Retirement of managed investment entities’ liabilities	(297)	(960)
Issuances of Common Stock	24	31
Repurchases of Common Stock	(44)	(70)
Cash dividends paid on Common Stock	(39)	(34)
Other financing activities, net	—	(1)
Net cash provided by financing activities	948	562
Net Change in Cash and Cash Equivalents	477	(434)
Cash and cash equivalents at beginning of period	1,639	1,705
Cash and cash equivalents at end of period	$2,116	$1,271

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Acquisitions	I.	Goodwill and Other Intangibles
C.	Segments of Operations	J.	Long-Term Debt
D.	Fair Value Measurements	K.	Shareholders’ Equity
E.	Investments	L.	Income Taxes
F.	Derivatives	M.	Contingencies
G.	Deferred Policy Acquisition Costs

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2014, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Other than the recording of the acquisition of Summit Holding Southeast, Inc. and its related companies (see Note B — “Acquisitions”), AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in the first six months of 2014 or 2013.

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

At June 30, 2014, assets and liabilities of managed investment entities included $325 million in assets and $279 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that closed in July 2014. Upon closing, all warehoused assets were transferred to the new CLO and the liabilities were repaid.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: second quarter of 2014 and 2013 — 2.0 million and 1.9 million; first six months of 2014 and 2013 — 2.0 million and 1.8 million, respectively.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: second quarter of 2014 and 2013 — 1.2 million and 1.3 million; first six months of 2014 and 2013 — 0.9 million and 1.4 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2014 and 2013 periods.

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

On April 1, 2014, AFG acquired Summit Holding Southeast, Inc. and its related companies (“Summit”), from Liberty Mutual Insurance for $259 million (subject to post-closing adjustments) using cash on hand at the parent company. Immediately following the acquisition, AFG made a capital contribution of $140 million, bringing its total capital investment in the Summit business to $399 million. Summit is based in Lakeland, Florida and is a leading provider of specialty workers’ compensation solutions in the southeastern United States with over $500 million in net written premiums in 2013. Summit continues to operate under the Summit brand as a member of AFG’s Great American Insurance Group. Summit is included in the Specialty casualty sub-segment and generated $134 million in net earned premiums in the second quarter of 2014.

Expenses related to the acquisition were less than $1 million and were expensed as incurred. The purchase price was allocated to the acquired assets and liabilities of Summit based on management’s best estimate of fair value as of the acquisition date. Although management does not expect these fair value measurements to change materially, this preliminary purchase price

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

allocation is subject to refinement during the second half of 2014 (including the impact of any post-closing adjustments). The allocation of the purchase price is shown in the table below (in millions):

Total purchase price		$259

Tangible assets acquired:
Cash and cash equivalents	$1,078
Fixed maturities, available for sale	92
Recoverables from reinsurers	116
Agents’ balances and premiums receivable	41
Deferred tax assets, net (a)	67
Other receivables	23
Other assets	11
Total tangible assets acquired		1,428

Liabilities acquired:
Unpaid losses and loss adjustment expenses	1,142
Unearned premiums	3
Payable to reinsurers	3
Other liabilities	66
Total liabilities acquired		1,214

Net tangible assets acquired, at fair value		214
Excess purchase price over net tangible assets acquired		$45

Allocation of excess purchase price:
Intangible assets acquired (b)		$45
Deferred tax on intangible assets acquired (a)		(15)
Goodwill		15
		$45

(a)	Included with AFG’s net deferred tax liabilities, which are included in Other liabilities in AFG’s Consolidated Balance Sheet.

(b)	Included in Other assets in AFG’s Consolidated Balance Sheet.

AFG believes that the agents’ balances and other acquired receivables are collectible. The intangible assets acquired include $1 million in indefinite lived intangible assets related to state insurance licenses and $44 million in finite lived intangibles, primarily related to agency relationships. The finite lived intangibles will be amortized over an average life of 7 years. The fair value of the acquired liability for unpaid losses and loss adjustment expenses and related recoverables from reinsurers was estimated by discounting actuarial projected future net cash flows using the U.S. Treasury yield curve (with an adjustment for the illiquidity of insurance reserves) and then adding a risk adjustment to reflect the net present value of the profit that a market participant would require in return for the assumption of the risk associated with the reserves. The fair value of Summit’s agency relationship was estimated using a multi-period excess earnings method, which is a form of the income approach. The acquisition resulted in the recognition of $15 million in non-deductible goodwill based on the excess of the purchase price over the fair value of the net assets acquired. The goodwill represents the fair value of acquired intangible assets that do not qualify for separate recognition, including the value of Summit’s assembled workforce.

C.    Segments of Operations

AFG manages its business as four segments: (i) Property and casualty insurance, (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and the operations attributable to the noncontrolling interests of the managed investment entities.

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, executive liability, professional liability, umbrella and excess liability, specialty coverage in targeted markets, customized programs for small to mid-sized businesses and workers’ compensation insurance, and

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(iii) Specialty financial, which includes risk management insurance programs for leasing and financing institutions (including collateral and lender-placed mortgage property insurance), surety and fidelity products and trade credit insurance. Premiums and underwriting profit included under Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments and amortization of deferred gains on retroactive reinsurance transactions related to the sales of businesses in prior years. AFG’s annuity business markets traditional fixed and fixed-indexed annuities in the retail, financial institutions and education markets. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services. The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$324	$301	$625	$594
Specialty casualty	467	277	780	536
Specialty financial	116	113	233	229
Other specialty	24	18	47	37
Total premiums earned	931	709	1,685	1,396
Net investment income	76	65	143	131
Other income	2	6	4	9
Total property and casualty insurance	1,009	780	1,832	1,536
Annuity:
Net investment income	289	257	564	505
Other income	19	15	37	29
Total annuity	308	272	601	534
Run-off long-term care and life	48	47	99	97
Other	15	(1)	40	22
Total revenues before realized gains	1,380	1,098	2,572	2,189
Realized gains on securities	12	41	31	98
Total revenues	$1,392	$1,139	$2,603	$2,287

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$(18)	$(31)	$(12)	$(21)
Specialty casualty	30	32	68	51
Specialty financial	15	15	25	28
Other specialty	2	5	7	11
Other lines	—	(2)	(1)	(7)
Total underwriting	29	19	87	62
Investment and other income, net	62	60	116	116
Total property and casualty insurance	91	79	203	178
Annuity (a)	84	77	157	153
Run-off long-term care and life	(2)	(2)	(4)	(3)
Other (b)	(55)	(69)	(96)	(125)
Total earnings before realized gains and income taxes	118	85	260	203
Realized gains on securities	12	41	31	98
Total earnings before income taxes	$130	$126	$291	$301

(a)	Includes a $5 million charge in the second quarter of 2013 to cover expected assessments from state guaranty funds related to the insolvency and liquidation of an unaffiliated life insurance company.

(b)
Includes holding company expenses and earnings (losses) of managed investment entities attributable to noncontrolling interests (losses of $18 million and $31 million for the second quarter and $18 million and $42 million for the first six months of 2014 and 2013, respectively).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2014
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$168	$166	$15	$349
States, municipalities and political subdivisions	—	6,167	61	6,228
Foreign government	—	138	—	138
Residential MBS	—	4,428	256	4,684
Commercial MBS	—	2,555	28	2,583
Asset-backed securities (“ABS”)	—	3,015	204	3,219
Corporate and other	30	11,444	313	11,787
Total AFS fixed maturities	198	27,913	877	28,988
Trading fixed maturities	31	312	—	343
Equity securities	1,185	207	81	1,473
Assets of managed investment entities (“MIE”)	232	2,540	27	2,799
Variable annuity assets (separate accounts) (*)	—	681	—	681
Other investments — derivatives	—	313	—	313
Total assets accounted for at fair value	$1,646	$31,966	$985	$34,597
Liabilities:
Liabilities of managed investment entities	$177	$—	$2,322	$2,499
Derivatives in annuity benefits accumulated	—	—	1,026	1,026
Other liabilities — derivatives	—	13	—	13
Total liabilities accounted for at fair value	$177	$13	$3,348	$3,538

December 31, 2013
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$147	$152	$15	$314
States, municipalities and political subdivisions	—	5,311	61	5,372
Foreign government	—	208	—	208
Residential MBS	—	3,994	316	4,310
Commercial MBS	—	2,696	28	2,724
Asset-backed securities	—	2,418	75	2,493
Corporate and other	28	10,672	335	11,035
Total AFS fixed maturities	175	25,451	830	26,456
Trading fixed maturities	—	305	—	305
Equity securities	1,023	125	31	1,179
Assets of managed investment entities	266	2,592	30	2,888
Variable annuity assets (separate accounts) (*)	—	665	—	665
Other investments — derivatives	—	274	—	274
Total assets accounted for at fair value	$1,464	$29,412	$891	$31,767
Liabilities:
Liabilities of managed investment entities	$156	$—	$2,411	$2,567
Derivatives in annuity benefits accumulated	—	—	804	804
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$156	$10	$3,215	$3,381

(*)    Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During the three months and six months ended June 30, 2014, one perpetual preferred stock with a fair value of less than $1 million and nine perpetual preferred stocks with an aggregate fair value of $55 million, respectively, were transferred from Level 1 to Level 2 due to insufficient trade data to warrant classification in Level 1. During the first six months of 2013, there were no transfers from Level 1 to Level 2. During the first six months of 2014, there were no transfers from Level 2 to Level 1. During the first six months of 2013 (all in the second quarter), five preferred stocks with an aggregate fair value of $11 million were transferred from Level 2 to Level 1 due to increases in trade frequency, resulting in trade data sufficient to warrant classification in Level 1. Approximately 3% of the total assets carried at fair value on June 30, 2014, were Level 3 assets. Approximately 85% ($838 million) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than one-half of 1% of the total assets measured at fair value and approximately 2% of AFG’s shareholders’ equity, changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

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

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $1.03 billion at June 30, 2014. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.35% – 1.60% over the risk free rate
Risk margin for uncertainty in cash flows	0.3% reduction in the discount rate
Surrenders	4% – 16% of indexed account value
Partial surrenders	2% – 6% of indexed account value
Annuitizations	1% – 2% of indexed account value
Deaths	1.5% – 2.5% of indexed account value
Budgeted option costs	2.5% – 4.0% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the second quarter and first six months of 2014 and 2013 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2014	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and Settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2014
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	61	—	—	—	—	—	—	61
Residential MBS	272	2	2	—	(7)	6	(19)	256
Commercial MBS	28	—	—	—	—	—	—	28
Asset-backed securities	206	3	—	10	(15)	—	—	204
Corporate and other	322	4	—	20	(30)	—	(3)	313
Equity securities	41	—	2	16	—	22	—	81
Assets of MIE	29	(1)	—	—	(1)	—	—	27
Liabilities of MIE (*)	(2,322)	(9)	—	(155)	164	—	—	(2,322)
Embedded derivatives	(904)	(78)	—	(56)	12	—	—	(1,026)

(*)	Total realized/unrealized gains (losses) included in net income includes gains of $1 million related to liabilities outstanding as of June 30, 2014. See Note H — “Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2013	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2013
AFS fixed maturities:
U.S. government agency	$20	$—	$—	$—	$—	$—	$—	$20
State and municipal	54	—	(1)	10	—	—	—	63
Residential MBS	354	2	(7)	—	(17)	9	(12)	329
Commercial MBS	30	(2)	—	—	—	—	—	28
Asset-backed securities	245	2	(2)	—	(39)	—	(26)	180
Corporate and other	244	—	(10)	44	(4)	25	(4)	295
Equity securities	49	—	(1)	39	—	—	(9)	78
Assets of MIE	30	1	—	6	(6)	—	—	31
Liabilities of MIE (*)	(2,501)	(14)	—	(406)	439	—	—	(2,482)
Embedded derivatives	(555)	3	—	(32)	7	—	—	(577)

(*)	Total realized/unrealized gains (losses) included in net income includes losses of $9 million related to liabilities outstanding as of June 30, 2013. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2013	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2014
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	61	—	—	—	—	—	—	61
Residential MBS	316	3	6	—	(15)	38	(92)	256
Commercial MBS	28	—	—	—	—	—	—	28
Asset-backed securities	75	3	1	60	(16)	81	—	204
Corporate and other	335	5	3	21	(46)	—	(5)	313
Equity securities	31	1	4	46	(9)	22	(14)	81
Assets of MIE	30	(2)	—	—	(1)	—	—	27
Liabilities of MIE (*)	(2,411)	(8)	—	(200)	297	—	—	(2,322)
Embedded derivatives	(804)	(132)	—	(111)	21	—	—	(1,026)

(*)	Total realized/unrealized gains (losses) included in net income includes gains of $5 million related to liabilities outstanding as of June 30, 2014. See Note H — “Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2012	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2013
AFS fixed maturities:
U.S. government agency	$20	$—	$—	$—	$—	$—	$—	$20
State and municipal	58	—	(1)	10	—	—	(4)	63
Residential MBS	371	4	(1)	6	(29)	25	(47)	329
Commercial MBS	22	(1)	—	—	—	7	—	28
Asset-backed securities	253	3	(2)	12	(45)	—	(41)	180
Corporate and other	236	—	(10)	55	(6)	24	(4)	295
Equity securities	37	—	2	48	—	—	(9)	78
Assets of MIE	40	(3)	—	6	(6)	—	(6)	31
Liabilities of MIE (*)	(2,745)	(39)	—	(406)	689	—	19	(2,482)
Embedded derivatives	(465)	(77)	—	(49)	14	—	—	(577)

(*)	Total realized/unrealized gains (losses) included in net income includes losses of $24 million related to liabilities outstanding as of June 30, 2013. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Financial assets:
Cash and cash equivalents	$2,116	$2,116	$2,116	$—	$—
Mortgage loans	920	917	—	—	917
Policy loans	233	233	—	—	233
Total financial assets not accounted for at fair value	$3,269	$3,266	$2,116	$—	$1,150
Financial liabilities:
Annuity benefits accumulated (*)	$22,314	$21,888	$—	$—	$21,888
Long-term debt	912	1,036	—	961	75
Total financial liabilities not accounted for at fair value	$23,226	$22,924	$—	$961	$21,963

December 31, 2013
Financial assets:
Cash and cash equivalents	$1,639	$1,639	$1,639	$—	$—
Mortgage loans	781	779	—	—	779
Policy loans	238	238	—	—	238
Total financial assets not accounted for at fair value	$2,658	$2,656	$1,639	$—	$1,017
Financial liabilities:
Annuity benefits accumulated (*)	$20,741	$19,959	$—	$—	$19,959
Long-term debt	913	985	—	909	76
Total financial liabilities not accounted for at fair value	$21,654	$20,944	$—	$909	$20,035

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities and equity securities at June 30, 2014 and December 31, 2013, consisted of the following (in millions):

	June 30, 2014				December 31, 2013
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$343	$349	$8	$(2)	$310	$314	$7	$(3)
States, municipalities and political subdivisions	5,979	6,228	281	(32)	5,360	5,372	156	(144)
Foreign government	128	138	10	—	198	208	10	—
Residential MBS	4,274	4,684	428	(18)	3,947	4,310	391	(28)
Commercial MBS	2,390	2,583	194	(1)	2,535	2,724	192	(3)
Asset-backed securities	3,185	3,219	45	(11)	2,477	2,493	35	(19)
Corporate and other	10,988	11,787	820	(21)	10,539	11,035	604	(108)
Total fixed maturities	$27,287	$28,988	$1,786	$(85)	$25,366	$26,456	$1,395	$(305)
Common stocks	$897	$1,115	$233	$(15)	$721	$914	$209	$(16)
Perpetual preferred stocks	$341	$358	$21	$(4)	$266	$265	$9	$(10)
The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at June 30, 2014 and December 31, 2013, respectively, were $223 million and $229 million. Gross unrealized gains on such securities at June 30, 2014 and December 31, 2013 were $154 million and $150 million, respectively. Gross unrealized losses on such securities at June 30, 2014 and December 31, 2013 were $10 million and $13 million, respectively. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and nearly all relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
June 30, 2014
Fixed maturities:
U.S. Government and government agencies	$(2)	$18	90%	$—	$1	100%
States, municipalities and political subdivisions	(3)	289	99%	(29)	933	97%
Residential MBS	(4)	304	99%	(14)	260	95%
Commercial MBS	(1)	24	96%	—	17	100%
Asset-backed securities	(5)	990	99%	(6)	332	98%
Corporate and other	(4)	238	98%	(17)	772	98%
Total fixed maturities	$(19)	$1,863	99%	$(66)	$2,315	97%
Common stocks	$(15)	$98	87%	$—	$—	—%
Perpetual preferred stocks	$(1)	$16	94%	$(3)	$52	95%

December 31, 2013
Fixed maturities:
U.S. Government and government agencies	$(3)	$60	95%	$—	$—	—%
States, municipalities and political subdivisions	(135)	2,219	94%	(9)	73	89%
Residential MBS	(9)	553	98%	(19)	212	92%
Commercial MBS	(3)	106	97%	—	2	100%
Asset-backed securities	(18)	1,310	99%	(1)	28	97%
Corporate and other	(101)	2,634	96%	(7)	85	92%
Total fixed maturities	$(269)	$6,882	96%	$(36)	$400	92%
Common stocks	$(16)	$158	91%	$—	$—	—%
Perpetual preferred stocks	$(6)	$91	94%	$(4)	$20	83%

At June 30, 2014, the gross unrealized losses on fixed maturities of $85 million relate to 665 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 74% of the gross unrealized loss and 86% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first six months of 2014, AFG recorded less than $1 million in other-than-temporary impairment charges related to its residential MBS.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2014.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions).

	2014	2013
Balance at March 31	$177	$191
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(2)	—
Balance at June 30	$175	$191

Balance at January 1	$194	$192
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(19)	(1)
Balance at June 30	$175	$191

The table below sets forth the scheduled maturities of available for sale fixed maturities as of June 30, 2014 (in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$774	$792	3%
After one year through five years	4,727	5,120	17%
After five years through ten years	7,856	8,304	29%
After ten years	4,081	4,286	15%
	17,438	18,502	64%
ABS (average life of approximately 5 years)	3,185	3,219	11%
MBS (average life of approximately 4-1/2 years)	6,664	7,267	25%
Total	$27,287	$28,988	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at June 30, 2014 or December 31, 2013.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
June 30, 2014
Unrealized gain on:
Fixed maturities — annuity segment (*)	$1,188	$(416)	$772
Fixed maturities — all other	513	(190)	323
Equity securities	235	(86)	149
Deferred policy acquisition costs — annuity segment	(551)	193	(358)
Annuity benefits accumulated	(117)	41	(76)
Life, accident and health reserves	(41)	14	(27)
Unearned revenue	34	(12)	22
	$1,261	$(456)	$805

December 31, 2013
Unrealized gain on:
Fixed maturities — annuity segment (*)	$729	$(255)	$474
Fixed maturities — all other	361	(133)	228
Equity securities	192	(70)	122
Deferred policy acquisition costs — annuity segment	(345)	121	(224)
Annuity benefits accumulated	(71)	25	(46)
Life, accident and health reserves	(8)	3	(5)
Unearned revenue	22	(8)	14
	$880	$(317)	$563

(*)	Unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Investment income:
Fixed maturities	$338	$308	$665	$610
Equity securities	16	9	32	21
Equity in earnings of partnerships and similar investments	7	—	13	—
Other	19	19	36	35
Gross investment income	380	336	746	666
Investment expenses	(1)	(4)	(6)	(8)
Net investment income	$379	$332	$740	$658

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (a)	Tax Effects	Noncon- trolling Interests	Total
Quarter ended June 30, 2014
Realized before impairments	$9	$4	$—	$—	$(4)	$(1)	$8
Realized — impairments	—	(1)	—	—	—	—	(1)
Change in unrealized	295	30	—	(137)	(66)	(2)	120

Quarter ended June 30, 2013
Realized before impairments	$8	$33	$1	$—	$(15)	$—	$27
Realized — impairments	—	—	(1)	—	—	—	(1)
Change in unrealized	(725)	(13)	—	319	147	7	(265)

Six months ended June 30, 2014
Realized before impairments	$22	$10	$1	$—	$(11)	$(1)	$21
Realized — impairments	(1)	(1)	—	—	—	—	(2)
Change in unrealized	611	43	—	(273)	(134)	(5)	242

Six months ended June 30, 2013
Realized before impairments	$27	$71	$2	$(1)	$(35)	$(1)	$63
Realized — impairments	—	—	(1)	—	—	—	(1)
Change in unrealized	(740)	54	—	333	124	6	(223)

(a)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Six months ended June 30,
	2014	2013
Fixed maturities:
Gross gains	$18	$28
Gross losses	(2)	(1)
Equity securities:
Gross gains	12	71
Gross losses	—	—

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies” to the financial statements, AFG uses derivatives in certain areas of its operations. AFG’s derivatives do not qualify for hedge accounting under GAAP; changes in the fair value of derivatives are included in earnings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following derivatives are included in AFG’s Balance Sheet at fair value (in millions):

		June 30, 2014		December 31, 2013
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$159	$—	$140	$—
Public company warrants	Equity securities	17	—	19	—
Interest rate swaptions	Other investments	—	—	2	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	1,026	—	804
Equity index call options	Other investments	313	—	272	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	13	—	10
		$489	$1,039	$433	$814

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

AFG has $200 million notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring in 2015) outstanding at June 30, 2014, which are used to mitigate interest rate risk in its annuity operations. AFG paid $4 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.

AFG’s fixed-indexed annuities, which represented approximately one-half of annuity benefits accumulated at June 30, 2014, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($278 million at June 30, 2014) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A to the financial statements, certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of these derivatives for the second quarter and first six months of 2014 and 2013 (in millions):

		Three months ended June 30,		Six months ended June 30,
Derivative	Statement of Earnings Line	2014	2013	2014	2013
MBS with embedded derivatives	Realized gains on securities	$4	$(3)	$7	$(1)
Public company warrants	Realized gains on securities	—	(1)	(2)	1
Interest rate swaptions	Realized gains on securities	(1)	1	(2)	1
Fixed-indexed annuities (embedded derivative)	Annuity benefits	(78)	3	(132)	(77)
Equity index call options	Annuity benefits	63	16	93	93
Reinsurance contracts (embedded derivative)	Net investment income	(1)	4	(3)	5
		$(13)	$20	$(39)	$22

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales				Consolidated
	Costs	Costs	Inducements	PVFP	Unrealized	Total	Total
Balance at March 31, 2014	$214	$898	$146	$82	$(450)	$676	$890
Additions	127	52	1	—	—	53	180
Amortization:
Periodic amortization	(123)	(33)	(6)	(3)	—	(42)	(165)
Included in realized gains	—	1	—	—	—	1	1
Foreign currency translation	1	—	—	—	—	—	1
Change in unrealized	—	—	—	—	(101)	(101)	(101)
Balance at June 30, 2014	$219	$918	$141	$79	$(551)	$587	$806

Balance at March 31, 2013	$203	$793	$165	$95	$(691)	$362	$565
Additions	123	49	2	—	—	51	174
Amortization:
Periodic amortization	(117)	(46)	(8)	(3)	—	(57)	(174)
Included in realized gains	—	1	—	—	—	1	1
Foreign currency translation	(1)	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	253	253	253
Balance at June 30, 2013	$208	$797	$159	$92	$(438)	$610	$818

Balance at December 31, 2013	$211	$875	$149	$85	$(345)	$764	$975
Additions	251	102	5	—	—	107	358
Amortization:
Periodic amortization	(244)	(60)	(13)	(6)	—	(79)	(323)
Included in realized gains	—	1	—	—	—	1	1
Foreign currency translation	1	—	—	—	—	—	1
Change in unrealized	—	—	—	—	(206)	(206)	(206)
Balance at June 30, 2014	$219	$918	$141	$79	$(551)	$587	$806

Balance at December 31, 2012	$204	$787	$170	$99	$(710)	$346	$550
Additions	242	83	4	—	—	87	329
Amortization:
Periodic amortization	(237)	(73)	(15)	(7)	—	(95)	(332)
Included in realized gains	—	—	—	—	—	—	—
Foreign currency translation	(1)	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	272	272	272
Balance at June 30, 2013	$208	$797	$159	$92	$(438)	$610	$818

The present value of future profits (“PVFP”) amounts in the table above are net of $204 million and $198 million of accumulated amortization at June 30, 2014 and December 31, 2013, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $268 million (including $128 million invested in the most subordinate debt tranches) at June 30, 2014, and $271 million at December 31, 2013.

During the first six months of 2014, AFG subsidiaries purchased $6 million face amount of senior debt tranches of existing CLOs for $6 million and received redemption proceeds of $54 million from its CLO investments.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$(1)	$(14)	$(2)	$3
Liabilities	(9)	(14)	(8)	(39)
Management fees paid to AFG	8	4	11	8
CLO earnings (losses) attributable to (b):
AFG shareholders	6	7	11	18
Noncontrolling interests	(18)	(31)	(18)	(42)

(a)	Included in Revenues in AFG’s Statement of Earnings.

(b)	Included in Earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $10 million and $15 million at June 30, 2014 and December 31, 2013. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $101 million and $109 million at those dates. The CLO assets include $2 million and $1 million in loans at June 30, 2014 and December 31, 2013, respectively, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $6 million at both of those dates).

I.    Goodwill and Other Intangibles

The carrying value of goodwill was $200 million at June 30, 2014 compared to $185 million at December 31, 2013, an increase of $15 million due to the April 1, 2014, acquisition of Summit as discussed in Note B — “Acquisitions.”

Included in other assets in AFG’s Balance Sheet is $58 million at June 30, 2014 and $14 million at December 31, 2013 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $80 million and $75 million, respectively. The increase in amortizable intangible assets in the first six months of 2014 reflects the acquisition of Summit in April 2014 (see Note B — “Acquisitions”) and a renewal rights intangible asset established in connection with the acquisition of a small property and casualty book of business in the first quarter of 2014. Amortization of intangibles was $5 million and $3 million in the second quarters and $8 million and $7 million in the first six months of 2014 and 2013, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Long-Term Debt

The carrying value of long-term debt consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
Other	3	3
	840	840
Subsidiaries:
Notes payable secured by real estate due 2014 through 2016	60	61
National Interstate bank credit facility	12	12
	72	73
	$912	$913

Scheduled principal payments on debt for the balance of 2014, the subsequent five years and thereafter were as follows: 2014 — $1 million; 2015 — $14 million; 2016 — $45 million; 2017 — $12 million; 2018 — none; 2019 — $350 million and thereafter — $490 million.

As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	June 30, 2014	December 31, 2013
Unsecured obligations	$852	$852
Obligations secured by real estate	60	61
	$912	$913

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at June 30, 2014 or December 31, 2013.

National Interstate can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. At June 30, 2014, there was $12 million outstanding under this agreement, bearing interest at 1.20% (six-month LIBOR plus 0.875%).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Quarter ended June 30, 2014
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$200	$(70)	$130	$(3)	$127
Reclassification adjustment for realized gains (losses) included in net earnings (a)		(12)	4	(8)	1	(7)
Total net unrealized gains on securities (b)	$685	188	(66)	122	(2)	120	$805
Foreign currency translation adjustments	(4)	2	—	2	—	2	(2)
Pension and other postretirement plans adjustments	(4)	—	—	—	—	—	(4)
Total	$677	$190	$(66)	$124	$(2)	$122	$799

Quarter ended June 30, 2013
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$(378)	$133	$(245)	$6	$(239)
Reclassification adjustment for realized gains (losses) included in net earnings (a)		(41)	14	(27)	1	(26)
Total net unrealized gains on securities	$865	(419)	147	(272)	7	(265)	$600
Foreign currency translation adjustments	10	(5)	—	(5)	—	(5)	5
Pension and other postretirement plans adjustments	(6)	—	—	—	—	—	(6)
Total	$869	$(424)	$147	$(277)	$7	$(270)	$599

Six months ended June 30, 2014
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$411	$(144)	$267	$(6)	$261
Reclassification adjustment for realized gains (losses) included in net earnings (a)		(30)	10	(20)	1	(19)
Total net unrealized gains on securities (b)	$563	381	(134)	247	(5)	242	$805
Foreign currency translation adjustments	1	(3)	—	(3)	—	(3)	(2)
Pension and other postretirement plans adjustments	(4)	—	—	—	—	—	(4)
Total	$560	$378	$(134)	$244	$(5)	$239	$799

Six months ended June 30, 2013
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$(256)	$90	$(166)	$5	$(161)
Reclassification adjustment for realized gains (losses) included in net earnings (a)		(97)	34	(63)	1	(62)
Total net unrealized gains on securities	$823	(353)	124	(229)	6	(223)	$600
Foreign currency translation adjustments	14	(9)	—	(9)	—	(9)	5
Pension and other postretirement plans adjustments	(6)	—	—	—	—	—	(6)
Total	$831	$(362)	$124	$(238)	$6	$(232)	$599

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Consolidated Statement of Earnings:

OCI component	Affected line in the Consolidated Statement of Earnings
Pretax	Realized gains on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(b)
Includes net unrealized gains of $60 million at June 30, 2014, $58 million at March 31, 2014 and $54 million at December 31, 2013 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2014, AFG issued 102,330 shares of restricted Common Stock (fair value of $56.44 per share) and granted stock options for 1.0 million shares of Common Stock (at an average exercise price of $56.47) under the Stock Incentive Plan. In addition, AFG issued 84,036 shares of Common Stock (fair value of $57.16 per share) in the first quarter of 2014 under the Equity Bonus Plan.

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

	Six months ended June 30,
	2014	2013
Exercise price	$56.47	$44.01
Expected dividend yield	1.6%	1.8%
Expected volatility	26%	39%
Expected term (in years)	7.25	7.25
Risk-free rate	2.20%	1.36%

Grant date fair value	$14.66	$15.10

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $7 million in the second quarter of 2014 and 2013 and $14 million and $20 million in the first six months of 2014 and 2013, respectively.

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in the Statement of Earnings (in millions):

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$130		$126		$291		$301

Income taxes at statutory rate	$46	35%	$44	35%	$102	35%	$105	35%
Effect of:
Tax exempt interest	(7)	(5%)	(6)	(5%)	(12)	(4%)	(11)	(4%)
Losses of managed investment entities	6	5%	11	9%	6	2%	15	5%
Subsidiaries not in AFG’s tax return	(2)	(2%)	(1)	(1%)	(1)	—%	—	—%
Other	4	3%	1	1%	6	2%	2	1%
Provision for income taxes as shown in the Statement of Earnings	$47	36%	$49	39%	$101	35%	$111	37%

During the second quarter and first six months of 2014, there were no material changes to AFG’s liability for uncertain tax positions, which relate to the timing of investment income and the deductibility of certain financing expenses. In July 2014, AFG finalized a settlement with the IRS related to tax years 2008 and 2009. As a result, AFG expects to reduce its liability for uncertain tax positions and related interest by $20 million in the third quarter of 2014 as AFG’s uncertain tax positions are now effectively settled. The majority of the reduction in this liability will result in offsetting adjustments to AFG’s deferred tax

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

liability, which will not have a material impact on AFG’s effective tax rate. The total unrecognized tax benefits and related interest that will favorably impact the effective tax rate is approximately $4 million.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	32	Results of Operations — Second Quarter	45
Overview	33	Segmented Statement of Earnings	45
Critical Accounting Policies	33	Property and Casualty Insurance	46
Liquidity and Capital Resources	33	Annuity	54
Ratios	33	Run-off Long-Term Care and Life	60
Condensed Consolidated Cash Flows	34	Holding Company, Other and Unallocated	60
Parent and Subsidiary Liquidity	35	Results of Operations — First Six Months	63
Investments	36	Segmented Statement of Earnings	63
Uncertainties	40	Property and Casualty Insurance	64
Managed Investment Entities	40	Annuity	73
Results of Operations	44	Run-off Long-Term Care and Life	77
General	44	Holding Company, Other and Unallocated	78

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

Net earnings attributable to AFG’s shareholders for the second quarter and first six months of 2014 were $106 million ($1.15 per share, diluted) and $209 million ($2.28 per share, diluted), respectively, compared to $110 million ($1.20 per share, diluted) and $230 million ($2.52 per share, diluted) reported in the same periods of 2013. Higher underwriting profits in the property and casualty insurance segment were more than offset by lower realized gains on securities.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements make accounting policies critical are as follows:

•	the establishment of insurance reserves, especially asbestos and environmental-related reserves and reserves for AFG’s closed block of long-term care insurance,

•	the recoverability of reinsurance,

•	the recoverability of deferred acquisition costs,

•	the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and

•	the valuation of investments, including the determination of “other-than-temporary” impairments.

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2013 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	June 30, 2014	December 31,
		2013	2012
Long-term debt	$912	$913	$953
Total capital	5,383	5,192	4,907
Ratio of debt to total capital:
Including debt secured by real estate	16.9%	17.6%	19.4%
Excluding debt secured by real estate	16.0%	16.6%	18.4%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.78 for the six months ended June 30, 2014 and 2.15 for the year ended December 31, 2013. Excluding annuity benefits, this ratio was 7.60 and 8.86, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Six months ended June 30,
	2014	2013
Net cash provided by operating activities	$499	$196
Net cash used in investing activities	(970)	(1,192)
Net cash provided by financing activities	948	562
Net change in cash and cash equivalents	$477	$(434)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Net cash provided by operating activities was $499 million for the first six months of 2014 compared to $196 million in the first six months of 2013, an increase of $303 million. The $303 million increase in net cash provided by operating activities is due primarily to the timing of claims payments and reinsurance recoveries in the property and casualty insurance operations.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $970 million for the first six months of 2014 compared to $1.19 billion in the first six months of 2013, a decrease of $222 million. The $157 million increase in net cash flows from annuity policyholders in the first six months of 2014 as compared to the 2013 period (discussed below under net cash provided by financing activities) increased the amount of cash available for investment in the first six months of 2014 compared to the 2013 period. However, cash on hand in the annuity and run-off long-term care and life segments increased by $214 million during the first six months of 2014 as net cash flows from annuity policyholders outpaced the investment of the funds received. The change in net cash used in investing activities also reflects higher cash balances in the property and casualty segment, including the impact of cash received in the April 2014 acquisition of Summit that was not fully invested during the second quarter of 2014. Investing activities also include the purchase and disposal of managed investment entity investments (collateralized loan obligations), which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $163 million source of cash in the first six months of 2014 compared to $386 million in the 2013 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $948 million for the first six months of 2014 compared to $562 million in the first six months of 2013, an increase of $386 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.11 billion in the first six months of 2014 compared to $948 million in the first six months of 2013, resulting in a

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

$157 million increase in net cash provided by financing activities in the 2014 period compared to the 2013 period. During the first six months of 2014, AFG repurchased $44 million of its Common Stock compared to $70 million repurchased in the first six months of 2013, which accounted for a $26 million increase in net cash provided by financing activities in the 2014 period compared to the 2013 period. Financing activities also include the issuance and retirement of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. The retirement of managed investment entity liabilities exceeded issuances by $97 million in the first six months of 2014 compared to $308 million in the first six months of 2013, representing a $211 million increase in net cash provided by financing activities in the 2014 period compared to the 2013 period. See Managed Investment Entities in Note A — “Accounting Policies” and Note H — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under the agreement, or under any other parent company short-term borrowing arrangements, during 2013 or the first six months of 2014.

On April 1, 2014, AFG completed the previously announced purchase of Summit Holding Southeast, Inc. and its related companies (“Summit”) from Liberty Mutual Insurance for $259 million using cash on hand at the parent company. In addition, AFG made a capital contribution of approximately $140 million, bringing its capital investment in the Summit business to $399 million, pending post-closing adjustments. Summit’s results of operations are included in AFG’s consolidated results beginning in April of 2014.

During the first six months of 2014, AFG repurchased 765,074 shares of its Common Stock for $44 million. In July 2014, AFG repurchased 424,102 additional shares of its Common Stock for $24 million. During 2013, AFG repurchased 1.4 million shares of its Common Stock for $70 million.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. At June 30, 2014, GALIC had $440 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.02% to 0.23% over LIBOR (average rate of 0.30% at June 30, 2014). While these advances must be repaid between 2016 and 2018, GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.

National Interstate Corporation, a 51%-owned property and casualty insurance subsidiary, can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. There was $12 million borrowed under this agreement at June 30, 2014, bearing interest at 1.20% (six-month LIBOR plus 0.875%).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In the annuity business, where profitability is largely dependent on earning a “spread” between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At June 30, 2014, AFG could reduce the average crediting rate of its $17 billion of traditional fixed and fixed-indexed deferred annuities without guaranteed withdrawal benefits by approximately 52 basis points (on a weighted average basis).

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

Supplemental Catastrophe Reinsurance   On March 31, 2014, AFG’s property and casualty insurance operations entered into a reinsurance agreement to obtain additional catastrophe protection through a catastrophe bond structure with Riverfront Re Ltd. (“Riverfront”). The reinsurance agreement provides supplemental reinsurance coverage up to $95 million (fully collateralized) for catastrophe losses in excess of $100 million occurring during the period from April 1, 2014 through December 31, 2016. In connection with the reinsurance agreement, Riverfront issued notes to unrelated investors for the full $95 million of coverage provided under the reinsurance agreement. At the time of the agreement, AFG concluded that Riverfront is a variable interest entity, but that it does not have a variable interest in the entity because the variability in Riverfront’s results is expected to be absorbed entirely by the investors in Riverfront. Accordingly, Riverfront is not consolidated in AFG’s financial statements and the reinsurance agreement is accounted for as ceded reinsurance. AFG’s cost for this coverage is approximately $5 million per year.

Investments   AFG’s investment portfolio at June 30, 2014, contained $28.99 billion in fixed maturity securities classified as available for sale and $1.47 billion in equity securities, all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $343 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities (“MBS”), which comprise approximately 25% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 83% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at June 30, 2014 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$29,331
Pretax impact on fair value of 100 bps increase in interest rates	$(1,467)
Pretax impact as % of total fixed maturity portfolio	(5.0%)

Approximately 86% of the fixed maturities held by AFG at June 30, 2014, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at June 30, 2014, is shown (dollars in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 5 years and 4 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$326	$334	102%	$8	100%
Non-agency prime	2,084	2,305	111%	221	44%
Alt-A	983	1,092	111%	109	21%
Subprime	891	963	108%	72	17%
Commercial	2,396	2,589	108%	193	100%
	$6,680	$7,283	109%	$603	59%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At June 30, 2014, 97% (based on statutory carrying value of $6.59 billion) of AFG’s MBS securities had a NAIC designation of 1 or 2.

Municipal bonds represented approximately 21% of AFG’s fixed maturity portfolio at June 30, 2014. AFG’s municipal bond portfolio is high quality, with 98% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At June 30, 2014, approximately 72% of the municipal bond portfolio was held in revenue bonds, with the remainder held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2014, is shown in the following table (dollars in millions). Approximately $398 million of available for sale fixed maturity securities and $107 million of equity securities had no unrealized gains or losses at June 30, 2014.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$24,412	$4,178
Amortized cost of securities	$22,626	$4,263
Gross unrealized gain (loss)	$1,786	$(85)
Fair value as % of amortized cost	108%	98%
Number of security positions	4,350	665
Number individually exceeding $2 million gain or loss	140	3
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$281	$(32)
Mortgage-backed securities	622	(19)
Banks, savings and credit institutions	149	(3)
Asset-backed securities	45	(11)
Gas and electric services	134	(1)
Percentage rated investment grade	86%	86%

Equity Securities
Fair value of securities	$1,200	$166
Cost of securities	$946	$185
Gross unrealized gain (loss)	$254	$(19)
Fair value as % of cost	127%	90%
Number of security positions	204	31
Number individually exceeding $2 million gain or loss	44	2

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2014, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	—%
After one year through five years	20%	5%
After five years through ten years	30%	24%
After ten years	13%	25%
	66%	54%
Asset-backed securities (average life of approximately 5 years)	7%	32%
Mortgage-backed securities (average life of approximately 4-1/2 years)	27%	14%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at June 30, 2014
Securities with unrealized gains:
Exceeding $500,000 (1,110 securities)	$12,806	$1,305	111%
$500,000 or less (3,240 securities)	11,606	481	104%
	$24,412	$1,786	108%
Securities with unrealized losses:
Exceeding $500,000 (30 securities)	$475	$(26)	95%
$500,000 or less (635 securities)	3,703	(59)	98%
	$4,178	$(85)	98%
The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at June 30, 2014
Investment grade fixed maturities with losses for:
Less than one year (168 securities)	$1,517	$(12)	99%
One year or longer (345 securities)	2,058	(51)	98%
	$3,575	$(63)	98%
Non-investment grade fixed maturities with losses for:
Less than one year (53 securities)	$346	$(7)	98%
One year or longer (99 securities)	257	(15)	94%
	$603	$(22)	96%
Common equity securities with losses for:
Less than one year (19 securities)	$98	$(15)	87%
One year or longer (none)	—	—	—%
	$98	$(15)	87%
Perpetual preferred equity securities with losses for:
Less than one year (3 securities)	$16	$(1)	94%
One year or longer (9 securities)	52	(3)	95%
	$68	$(4)	94%

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

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2014. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2013 Form 10-K. As in previous years, AFG expects to complete its annual in-depth review of asbestos and environmental reserves in the third quarter of 2014.

AFG had a loss recognition margin of approximately $64 million in its run-off long-term care business at December 31, 2013. See Management’s Discussion and Analysis — “Uncertainties — Run-off Long-term Care Insurance” in AFG’s 2013 Form 10‑K for details on the loss recognition margin, including the estimated impact of adverse changes in key assumptions on the margin. Although management believes that its loss recognition assumptions at December 31, 2013, were reasonable, actual results will depend on how well future experience conforms to these assumptions, including the level and type of claim activity, persistency, expected rate increase approvals, and reinvestment rates.

Management continues to monitor its loss recognition assumptions and has engaged an external actuarial consulting firm to supplement its regular internal analysis of persistency and claim experience relative to broader industry trends, which it expects to complete by the end of 2014.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
June 30, 2014
Assets:
Cash and investments	$35,111	$—	$(268)	(a)	$34,843
Assets of managed investment entities	—	2,799	—		2,799
Other assets	7,714	—	(1)	(a)	7,713
Total assets	$42,825	$2,799	$(269)		$45,355
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$9,281	$—	$—		$9,281
Annuity, life, accident and health benefits and reserves	24,598	—	—		24,598
Liabilities of managed investment entities	—	2,723	(224)	(a)	2,499
Long-term debt and other liabilities	3,819	—	—		3,819
Total liabilities	37,698	2,723	(224)		40,197
Shareholders’ equity:
Common Stock and Capital surplus	1,242	45	(45)		1,242
Retained earnings:
Appropriated — managed investment entities	—	31	—		31
Unappropriated	2,913	—	—		2,913
Accumulated other comprehensive income, net of tax	799	—	—		799
Total shareholders’ equity	4,954	76	(45)		4,985
Noncontrolling interests	173	—	—		173
Total equity	5,127	76	(45)		5,158
Total liabilities and equity	$42,825	$2,799	$(269)		$45,355

December 31, 2013
Assets:
Cash and investments	$31,584	$—	$(271)	(a)	$31,313
Assets of managed investment entities	—	2,888	—		2,888
Other assets	7,887	—	(1)	(a)	7,886
Total assets	$39,471	$2,888	$(272)		$42,087
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$8,167	$—	$—		$8,167
Annuity, life, accident and health benefits and reserves	22,952	—	—		22,952
Liabilities of managed investment entities	—	2,839	(272)	(a)	2,567
Long-term debt and other liabilities	3,632	—	—		3,632
Total liabilities	34,751	2,839	(272)		37,318
Shareholders’ equity:
Common Stock and Capital surplus	1,213	—	—		1,213
Retained earnings:
Appropriated — managed investment entities	—	49	—		49
Unappropriated	2,777	—	—		2,777
Accumulated other comprehensive income, net of tax	560	—	—		560
Total shareholders’ equity	4,550	49	—		4,599
Noncontrolling interests	170	—	—		170
Total equity	4,720	49	—		4,769
Total liabilities and equity	$39,471	$2,888	$(272)		$42,087

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended June 30, 2014
Revenues:
Insurance net earned premiums	$958	$—	$—		$958
Net investment income	385	—	(6)	(b)	379
Realized gains on securities	12	—	—		12
Income (loss) of managed investment entities:
Investment income	—	27	—		27
Gain (loss) on change in fair value of assets/liabilities	—	(11)	1	(b)	(10)
Other income	34	—	(8)	(c)	26
Total revenues	1,389	16	(13)		1,392
Costs and Expenses:
Insurance benefits and expenses	1,148	—	—		1,148
Expenses of managed investment entities	—	34	(13)	(b)(c)	21
Interest charges on borrowed money and other expenses	93	—	—		93
Total costs and expenses	1,241	34	(13)		1,262
Earnings before income taxes	148	(18)	—		130
Provision for income taxes	47	—	—		47
Net earnings, including noncontrolling interests	101	(18)	—		83
Less: Net earnings (loss) attributable to noncontrolling interests	(5)	—	(18)	(d)	(23)
Net earnings attributable to shareholders	$106	$(18)	$18		$106

Three months ended June 30, 2013
Revenues:
Insurance net earned premiums	$737	$—	$—		$737
Net investment income	339	—	(7)	(b)	332
Realized gains on securities	41	—	—		41
Income (loss) of managed investment entities:
Investment income	—	32	—		32
Gain (loss) on change in fair value of assets/liabilities	—	(29)	1	(b)	(28)
Other income	29	—	(4)	(c)	25
Total revenues	1,146	3	(10)		1,139
Costs and Expenses:
Insurance benefits and expenses	900	—	—		900
Expenses of managed investment entities	—	35	(11)	(b)(c)	24
Interest charges on borrowed money and other expenses	89	—	—		89
Total costs and expenses	989	35	(11)		1,013
Earnings before income taxes	157	(32)	1		126
Provision for income taxes	49	—	—		49
Net earnings, including noncontrolling interests	108	(32)	1		77
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	—	(31)	(d)	(33)
Net earnings attributable to shareholders	$110	$(32)	$32		$110

(a)
Includes $6 million and $7 million for the second quarter of 2014 and 2013, respectively, in net investment income representing the change in fair value of AFG’s CLO investments plus $8 million and $4 million in the second quarter of 2014 and 2013, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $5 million and $7 million in the second quarter of 2014 and 2013, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate earnings (losses) of CLOs attributable to other debt holders to noncontrolling interests.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Six months ended June 30, 2014
Revenues:
Insurance net earned premiums	$1,740	$—	$—		$1,740
Net investment income	751	—	(11)	(b)	740
Realized gains on securities	31	—	—		31
Income (loss) of managed investment entities:
Investment income	—	55	—		55
Gain (loss) on change in fair value of assets/liabilities	—	(10)	—	(b)	(10)
Other income	58	—	(11)	(c)	47
Total revenues	2,580	45	(22)		2,603
Costs and Expenses:
Insurance benefits and expenses	2,090	—	—		2,090
Expenses of managed investment entities	—	63	(22)	(b)(c)	41
Interest charges on borrowed money and other expenses	181	—	—		181
Total costs and expenses	2,271	63	(22)		2,312
Earnings before income taxes	309	(18)	—		291
Provision for income taxes	101	—	—		101
Net earnings, including noncontrolling interests	208	(18)	—		190
Less: Net earnings (loss) attributable to noncontrolling interests	(1)	—	(18)	(d)	(19)
Net earnings attributable to shareholders	$209	$(18)	$18		$209

Six months ended June 30, 2013
Revenues:
Insurance net earned premiums	$1,454	$—	$—		$1,454
Net investment income	676	—	(18)	(b)	658
Realized gains on securities	98	—	—		98
Income (loss) of managed investment entities:
Investment income	—	66	—		66
Gain (loss) on change in fair value of assets/liabilities	—	(39)	3	(b)	(36)
Other income	55	—	(8)	(c)	47
Total revenues	2,283	27	(23)		2,287
Costs and Expenses:
Insurance benefits and expenses	1,754	—	—		1,754
Expenses of managed investment entities	—	67	(21)	(b)(c)	46
Interest charges on borrowed money and other expenses	186	—	—		186
Total costs and expenses	1,940	67	(21)		1,986
Earnings before income taxes	343	(40)	(2)		301
Provision for income taxes	111	—	—		111
Net earnings, including noncontrolling interests	232	(40)	(2)		190
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	(42)	(d)	(40)
Net earnings attributable to shareholders	$230	$(40)	$40		$230

(a)
Includes $11 million and $18 million for the first six months of 2014 and 2013, respectively, in net investment income representing the change in fair value of AFG’s CLO investments plus $11 million and $8 million in the first six months of 2014 and 2013, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $11 million and $13 million in the first six months of 2014 and 2013, respectively, in distributions recorded as interest expense by the CLOs.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Core net operating earnings	$99	$87	$190	$171
Realized gains on securities (*)	7	26	19	62
ELNY guaranty fund assessments (*)	—	(3)	—	(3)
Net earnings attributable to shareholders	$106	$110	$209	$230

Diluted per share amounts:
Core net operating earnings	$1.07	$0.96	$2.07	$1.88
Realized gains on securities	.08	0.28	0.21	0.68
ELNY guaranty fund assessments	—	(0.04)	—	(0.04)
Net earnings attributable to shareholders	$1.15	$1.20	$2.28	$2.52

(*)   The tax effects of reconciling items are shown below (in millions):

Realized gains on securities	$(4)	$(15)	$(11)	$(35)
ELNY guaranty fund assessments	—	2	—	2

In addition, realized gains are shown net of noncontrolling interests as follows (in millions):

Noncontrolling interests	$(1)	$—	$(1)	$(1)

Net earnings attributable to shareholders decreased $4 million in the second quarter of 2014 compared to the same period in 2013 due primarily to lower realized gains on securities, partially offset by higher underwriting profits in the property and casualty insurance segment and slightly higher earnings in the annuity segment. The 2013 second quarter results include an after-tax charge of $3 million related to guaranty fund assessments expected from various state funds for the insolvency and liquidation of Executive Life Insurance Company of New York (“ELNY”), an unaffiliated life insurance company. Core net operating earnings increased $12 million in the second quarter of 2014 compared to the same period in 2013 due primarily to higher underwriting profits in the property and casualty insurance segment and slightly higher earnings in the annuity segment.

Net earnings attributable to shareholders decreased $21 million in the first six months of 2014 compared to the same period in 2013 reflecting lower realized gains on securities, partially offset by higher underwriting profits in the property and casualty insurance segment. Core net operating earnings increased $19 million in the first six months of 2014 compared to the same period in 2013 due primarily to higher underwriting profits in the property and casualty insurance segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — QUARTERS ENDED JUNE 30, 2014 AND 2013

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and operations attributable to the noncontrolling interests of the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the quarters ended June 30, 2014 and 2013 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended June 30, 2014
Revenues:
Property and casualty insurance net earned premiums	$931	$—	$—	$—	$—	$931	$—	$931
Life, accident and health net earned premiums	—	—	27	—	—	27	—	27
Net investment income	76	289	19	(6)	1	379	—	379
Realized gains on securities	—	—	—	—	—	—	12	12
Income (loss) of MIEs:
Investment income	—	—	—	27	—	27	—	27
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(10)	—	(10)	—	(10)
Other income	2	19	2	(8)	11	26	—	26
Total revenues	1,009	308	48	3	12	1,380	12	1,392

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	602	—	—	—	—	602	—	602
Commissions and other underwriting expenses	300	—	—	—	—	300	—	300
Annuity benefits	—	166	—	—	—	166	—	166
Life, accident and health benefits	—	—	39	—	—	39	—	39
Annuity and supplemental insurance acquisition expenses	—	37	4	—	—	41	—	41
Interest charges on borrowed money	1	—	—	—	16	17	—	17
Expenses of MIEs	—	—	—	21	—	21	—	21
Other expenses	15	21	7	—	33	76	—	76
Total costs and expenses	918	224	50	21	49	1,262	—	1,262
Earnings before income taxes	91	84	(2)	(18)	(37)	118	12	130
Provision for income taxes	27	29	—	—	(13)	43	4	47
Net earnings, including noncontrolling interests	64	55	(2)	(18)	(24)	75	8	83
Less: Net earnings (loss) attributable to noncontrolling interests	(6)	—	—	(18)	—	(24)	1	(23)
Core Net Operating Earnings	70	55	(2)	—	(24)	99
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	7	7	(7)	—
Net Earnings Attributable to Shareholders	$70	$55	$(2)	$—	$(17)	$106	$—	$106

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended June 30, 2013
Revenues:
Property and casualty insurance net earned premiums	$709	$—	$—	$—	$—	$709	$—	$709
Life, accident and health net earned premiums	—	—	28	—	—	28	—	28
Net investment income	65	257	18	(7)	(1)	332	—	332
Realized gains on securities	—	—	—	—	—	—	41	41
Income (loss) of MIEs:
Investment income	—	—	—	32	—	32	—	32
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(28)	—	(28)	—	(28)
Other income	6	15	1	(4)	7	25	—	25
Total revenues	780	272	47	(7)	6	1,098	41	1,139

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	430	—	—	—	—	430	—	430
Commissions and other underwriting expenses	260	—	—	—	—	260	—	260
Annuity benefits	—	120	—	—	—	120	—	120
Life, accident and health benefits	—	—	38	—	—	38	—	38
Annuity and supplemental insurance acquisition expenses	—	48	4	—	—	52	—	52
Interest charges on borrowed money	1	—	—	—	17	18	—	18
Expenses of MIEs	—	—	—	24	—	24	—	24
Other expenses	10	22	7	—	27	66	5	71
Total costs and expenses	701	190	49	24	44	1,008	5	1,013
Earnings before income taxes	79	82	(2)	(31)	(38)	90	36	126
Provision for income taxes	22	29	(1)	—	(14)	36	13	49
Net earnings, including noncontrolling interests	57	53	(1)	(31)	(24)	54	23	77
Less: Net earnings (loss) attributable to noncontrolling interests	(3)	—	—	(31)	1	(33)	—	(33)
Core Net Operating Earnings	60	53	(1)	—	(25)	87
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	26	26	(26)	—
ELNY guaranty fund assessments, net of tax	—	(3)	—	—	—	(3)	3	—
Net Earnings Attributable to Shareholders	$60	$50	$(1)	$—	$1	$110	$—	$110

(a)	See the reconciliation of core earnings to GAAP net earnings under Results of Operations — General for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $91 million in pretax earnings in the second quarter of 2014 compared to $79 million in the second quarter of 2013, an increase of $12 million (15%). The increase in pretax earnings reflects improved underwriting results in the Property and transportation group, including lower catastrophe losses, partially offset by lower underwriting profit in the Specialty casualty group.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended June 30, 2014 and 2013 (dollars in millions):

	Three months ended June 30,
	2014	2013	% Change
Gross written premiums	$1,291	$1,041	24%
Reinsurance premiums ceded	(293)	(292)	—%
Net written premiums	998	749	33%
Change in unearned premiums	(67)	(40)	68%
Net earned premiums	931	709	31%
Loss and loss adjustment expenses	602	430	40%
Commissions and other underwriting expenses	300	260	15%
Underwriting gain	29	19	53%

Net investment income	76	65	17%
Other income and expenses, net	(14)	(5)	180%
Earnings before income taxes	$91	$79	15%

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	64.6%	60.3%	4.3%
Underwriting expense ratio	32.3%	36.7%	(4.4%)
Combined ratio	96.9%	97.0%	(0.1%)

Aggregate — including discontinued lines
Loss and LAE ratio	64.6%	60.5%	4.1%
Underwriting expense ratio	32.3%	36.7%	(4.4%)
Combined ratio	96.9%	97.2%	(0.3%)

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.29 billion for the second quarter of 2014 compared to $1.04 billion for the second quarter of 2013, an increase of $250 million (24%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2014		2013
	GWP	%	GWP	%	% Change
Property and transportation	$489	38%	$446	43%	10%
Specialty casualty	655	51%	440	42%	49%
Specialty financial	147	11%	155	15%	(5%)
	$1,291	100%	$1,041	100%	24%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 23% of gross written premiums for the second quarter of 2014 compared to 28% for the second quarter of 2013, a decrease of 5 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended June 30,
	2014		2013		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(136)	28%	$(118)	26%	2%
Specialty casualty	(156)	24%	(157)	36%	(12%)
Specialty financial	(27)	18%	(38)	25%	(7%)
Other specialty	26		21
	$(293)	23%	$(292)	28%	(5%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $998 million for the second quarter of 2014 compared to $749 million for the second quarter of 2013, an increase of $249 million (33%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2014		2013
	NWP	%	NWP	%	% Change
Property and transportation	$353	35%	$328	44%	8%
Specialty casualty	499	50%	283	38%	76%
Specialty financial	120	12%	117	15%	3%
Other specialty	26	3%	21	3%	24%
	$998	100%	$749	100%	33%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $931 million for the second quarter of 2014 compared to $709 million for the second quarter of 2013, an increase of $222 million (31%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended June 30,
	2014		2013
	NEP	%	NEP	%	% Change
Property and transportation	$324	35%	$301	42%	8%
Specialty casualty	467	50%	277	39%	69%
Specialty financial	116	12%	113	16%	3%
Other specialty	24	3%	18	3%	33%
	$931	100%	$709	100%	31%

The $250 million (24%) increase in gross written premiums for the second quarter of 2014 compared to the second quarter of 2013 reflects $135 million in premiums from Summit (acquired in April 2014) as well as significant growth in other businesses within the Specialty casualty group. Overall average renewal rates increased approximately 3% in the second quarter of 2014.

Property and transportation Gross written premiums increased $43 million (10%) in the second quarter of 2014 compared to the second quarter of 2013. The Property and transportation group crop premiums reported in the second quarter of 2014 are consistent with average historical results, whereas crop premiums reported in the second quarter of 2013 were lower than historical trends due to delayed acreage reporting from insureds as a result of excess moisture and late planting of corn and soybean crops. Excluding the crop insurance business, gross written premiums increased by 5% for this group in the second quarter of 2014 compared to the second quarter of 2013. Average renewal rates were up approximately 6% for this group in the second quarter of 2014, including a 9% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the second quarter of 2014 compared to the second quarter of 2013, reflecting a change in the mix of business as well as higher cessions in the excess property business and certain captive programs in the transportation business.

Specialty casualty Gross written premiums increased $215 million (49%) in the second quarter of 2014 compared to the second quarter of 2013 reflecting $135 million in premiums generated by Summit, which was acquired on April 1, 2014. Excluding premiums from Summit, gross written premiums increased 18% in the second quarter of 2014 compared to the second quarter of 2013 as a result of increased premiums in nearly all businesses in this group, particularly in the workers’ compensation, excess and surplus lines and targeted markets operations. New business opportunities, increased exposures from higher payroll on existing accounts and sustained pricing increases have contributed to increased premiums in the workers’ compensation businesses. Strong premium growth in the excess and surplus lines and targeted markets operations is the result of broadening opportunities to write business coupled with the benefit from rate increases over multiple quarters. Average renewal rates were up approximately 3% for this group in the second quarter of 2014. Reinsurance premiums ceded as a percentage of gross written premiums declined 12 percentage points in the second quarter of 2014 compared to the second quarter of 2013 reflecting the impact of the acquisition of Summit, which cedes only about 1% of its premiums, and the timing of reinsurance premiums between quarters in the international businesses.

Specialty financial Gross written premiums decreased by $8 million (5%) in the second quarter of 2014 compared to the second quarter of 2013. The impact of the October 2013 sale of a service contracts business, which ceded all of its premiums under reinsurance contracts, and lower premiums in the lender-placed mortgage property insurance offered by the financial institutions business more than offset growth in gross written premiums in the fidelity and crime and surety businesses. Average renewal rates for this group were down approximately 1% in the second quarter of 2014. Reinsurance premiums ceded as a percentage of gross written premiums declined 7 percentage points reflecting the sale of the service contract business, which was 100% reinsured, partially offset by higher cessions of certain business in the financial institutions operations.

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

	Three months ended June 30,			Three months ended June 30,
	2014	2013	Change	2014	2013
Property and transportation
Loss and LAE ratio	76.4%	78.5%	(2.1%)
Underwriting expense ratio	29.1%	31.8%	(2.7%)
Combined ratio	105.5%	110.3%	(4.8%)
Underwriting loss				$(18)	$(31)

Specialty casualty
Loss and LAE ratio	64.3%	53.4%	10.9%
Underwriting expense ratio	29.3%	35.0%	(5.7%)
Combined ratio	93.6%	88.4%	5.2%
Underwriting profit				$30	$32

Specialty financial
Loss and LAE ratio	35.3%	32.9%	2.4%
Underwriting expense ratio	52.3%	53.7%	(1.4%)
Combined ratio	87.6%	86.6%	1.0%
Underwriting profit				$15	$15

Total Specialty
Loss and LAE ratio	64.6%	60.3%	4.3%
Underwriting expense ratio	32.3%	36.7%	(4.4%)
Combined ratio	96.9%	97.0%	(0.1%)
Underwriting profit				$29	$21

Aggregate — including discontinued lines
Loss and LAE ratio	64.6%	60.5%	4.1%
Underwriting expense ratio	32.3%	36.7%	(4.4%)
Combined ratio	96.9%	97.2%	(0.3%)
Underwriting profit				$29	$19

The Specialty property and casualty insurance operations generated an underwriting profit of $29 million in the second quarter of 2014 compared to $21 million in the second quarter of 2013, an increase of $8 million (38%). The higher profit in the 2014 second quarter reflects improved underwriting results in the Property and transportation group, including lower catastrophe losses. Catastrophe losses were $10 million (1.1 points on the combined ratio), compared to $19 million (2.6 points), including $1 million in reinstatement premiums in the second quarter of 2013.

Property and transportation This group reported an underwriting loss of $18 million for the second quarter of 2014 compared to $31 million for the second quarter of 2013, an improvement of $13 million (42%). The 2014 second quarter underwriting loss was primarily due to adverse prior year reserve development in the transportation business. Improved accident year results and lower catastrophe losses in the second quarter of 2014 more than offset higher adverse prior year reserve development. Catastrophe losses for this group were $8 million (2.7 points) in the second quarter of 2014, compared to $18 million (5.7 points), including $1 million in reinstatement premiums during the second quarter of 2013.

Specialty casualty Underwriting profit for this group was $30 million for the second quarter of 2014 compared to $32 million in the second quarter of 2013, a decrease of $2 million (6%). Higher underwriting profit in the workers’ compensation

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

businesses, including the Summit business acquired on April 1, 2014, was more than offset by lower underwriting profits in the international and general liability lines of business. Lower favorable prior year reserve development in the excess and surplus lines and executive liability businesses in the second quarter of 2014 as compared to the second quarter of 2013 also impacted these results.

Specialty financial Underwriting profit for this group was $15 million for both the second quarters of 2014 and 2013. Most of the businesses in this group produced strong underwriting results in both periods.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 64.6% for the second quarter of 2014 compared to 60.5% for second quarter of 2013, an increase of 4.1 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended June 30,
	Amount		Ratio		Change in
	2014	2013	2014	2013	Ratio
Property and transportation
Current year, excluding catastrophe losses	$218	$216	67.1%	71.6%	(4.5%)
Prior accident years development	22	3	6.6%	1.2%	5.4%
Current year catastrophe losses	8	17	2.7%	5.7%	(3.0%)
Property and transportation losses and LAE and ratio	$248	$236	76.4%	78.5%	(2.1%)

Specialty casualty
Current year, excluding catastrophe losses	$303	$170	65.0%	61.2%	3.8%
Prior accident years development	(4)	(22)	(0.8%)	(8.0%)	7.2%
Current year catastrophe losses	1	—	0.1%	0.2%	(0.1%)
Specialty casualty losses and LAE and ratio	$300	$148	64.3%	53.4%	10.9%

Specialty financial
Current year, excluding catastrophe losses	$41	$36	36.3%	32.9%	3.4%
Prior accident years development	(2)	—	(1.8%)	(0.7%)	(1.1%)
Current year catastrophe losses	1	1	0.8%	0.7%	0.1%
Specialty financial losses and LAE and ratio	$40	$37	35.3%	32.9%	2.4%

Total Specialty
Current year, excluding catastrophe losses	$578	$434	62.1%	61.1%	1.0%
Prior accident years development	14	(24)	1.4%	(3.4%)	4.8%
Current year catastrophe losses	10	18	1.1%	2.6%	(1.5%)
Total Specialty losses and LAE and ratio	$602	$428	64.6%	60.3%	4.3%

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$578	$434	62.1%	61.1%	1.0%
Prior accident years development	14	(22)	1.4%	(3.2%)	4.6%
Current year catastrophe losses	10	18	1.1%	2.6%	(1.5%)
Aggregate losses and LAE and ratio	$602	$430	64.6%	60.5%	4.1%
Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio for AFG’s Specialty property and casualty insurance operations was 62.1% for the second quarter of 2014 compared to 61.1% for the second quarter of 2013, an increase of 1.0%.

Property and transportation   The 4.5 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses is due primarily to a decrease in the number of severe commercial auto claims in the transportation businesses in the second quarter of 2014 compared to the second quarter of 2013.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty   The 3.8 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects the inclusion of Summit following its acquisition on April 1, 2014, which has a higher loss and LAE ratio than AFG’s overall Specialty casualty group.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net adverse reserve development related to prior accident years of $14 million in the second quarter of 2014 compared to net favorable reserve development of $24 million in the second quarter of 2013, a decrease of $38 million (158%).

Property and transportation Net adverse reserve development of $22 million in the second quarter of 2014 reflects an increase in severity in commercial auto liability business written in the transportation businesses, partially offset by lower than expected severity in the agribusiness and property and inland marine business. Net adverse reserve development of $3 million in the second quarter of 2013 reflects an increase in severity in commercial auto liability business written in the transportation businesses, partially offset by favorable development in the property and inland marine business.

Specialty casualty Net favorable reserve development of $4 million in the second quarter of 2014 reflects lower than expected claim severity in directors and officers liability insurance, lower than expected claim frequency and severity in excess liability insurance and lower than anticipated claim severity in workers’ compensation business, partially offset by adverse development in the international business and higher than expected claim severity in a book of contractors business and in a run-off book of casualty business. Net favorable reserve development of $22 million in the second quarter of 2013 reflects lower than expected claim severity in directors and officers liability insurance and lower than expected claim frequency and severity in the excess liability business.

Specialty financial Net favorable reserve development of $2 million in the second quarter of 2014 reflects lower than expected claim frequency and severity in the foreign credit business and products for financial institutions. Net favorable reserve development was nominal in the second quarter of 2013.

Other specialty In addition to the development discussed above, total Specialty net favorable reserve development reflects amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998 and reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate results for AFG’s property and casualty segment also include adverse reserve development of $2 million in the second quarter of 2013 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2013, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 2.5% of AFG’s shareholders’ equity. The $8 million in catastrophe losses in the Property and transportation group in the second quarter of 2014 related to multiple storms in the midwestern and central United States. The $17 million in catastrophe losses in the Property and transportation group in the second quarter of 2013 was primarily the result of losses from spring storms in the southeastern United States.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $300 million in the second quarter of 2014 compared to $260 million for the second quarter of 2013, an increase of $40 million (15%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 32.3% for the second quarter of 2014 compared to 36.7% for the second quarter of 2013, a decrease of 4.4 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended June 30,
	2014		2013		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$94	29.1%	$96	31.8%	(2.7%)
Specialty casualty	137	29.3%	97	35.0%	(5.7%)
Specialty financial	61	52.3%	61	53.7%	(1.4%)
Other specialty	8	35.8%	6	38.9%	(3.1%)
	$300	32.3%	$260	36.7%	(4.4%)

The $40 million increase in commissions and other underwriting expenses reflects the acquisition of Summit on April 1, 2014. The overall decrease of 4.4% in AFG’s expense ratio in the second quarter of 2014 as compared to the second quarter of 2013 reflects the inclusion of Summit following its acquisition on April 1, 2014, which has a lower expense ratio than AFG’s overall property and casualty operations.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.7 percentage points in the second quarter of 2014 compared to the second quarter of 2013 reflecting slightly lower overhead costs and the impact of higher premiums on the ratio.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 5.7 percentage points in the second quarter of 2014 compared to the second quarter of 2013 due primarily to the inclusion of Summit following its acquisition on April 1, 2014, which has a lower expense ratio than AFG’s overall Specialty casualty group, and the impact of higher premiums across the Specialty casualty group on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.4 percentage points in the second quarter of 2014 compared to the second quarter of 2013 due primarily to lower profitability-based commissions paid to agents and brokers.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $76 million for the second quarter of 2014 compared to $65 million in the second quarter of 2013, an increase of $11 million (17%). Net investment income in AFG’s property and casualty operations includes $3 million in the second quarter of 2014, from recording equity in the earnings of limited partnerships and similar investments. Equity in the earnings of these investments has not been material and was included in realized gains (losses) on securities prior to 2014. In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Three months ended June 30,
	2014	2013	Change	% Change
Net investment income	$76	$65	$11	17%

Average invested assets (at amortized cost)	$7,732	$6,911	$821	12%

Yield (net investment income as a % of average invested assets)	3.93%	3.76%	0.17%

Tax equivalent yield (*)	4.48%	4.34%	0.14%
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The increase in average invested assets and net investment income in the property and casualty segment for the second quarter of 2014 as compared to the second quarter of 2013 is due primarily to the investment of cash acquired in the Summit acquisition on April 1, 2014. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.93% for the second quarter of 2014 compared to 3.76% for the second quarter of 2013, an increase of 0.17 percentage points. The impact of equity in the earnings of limited partnerships and similar investments and strong investment results in the 2014 quarter was partially offset by the impact of lower yields available in the financial markets.

Property and Casualty Other Income and Expense, Net
Other income and expenses, net for AFG’s property and casualty operations was a net expense of $14 million for the second quarter of 2014 compared to $5 million for the second quarter of 2013, an increase of $9 million (180%). The table below details the items included in other income and expenses, net for AFG’s property and casualty operations (in millions):

	Three months ended June 30,
	2014	2013
Other income
Income from the sale of real estate	$—	$4
Other	2	2
Total other income	2	6
Other expenses
Amortization of intangibles	5	3
Other	10	7
Total other expense	15	10
Interest expense	1	1
Other income and expenses, net	$(14)	$(5)
Amortization of intangibles includes $2 million in the second quarter of 2014 related to the Summit acquisition.

Interest expense for AFG’s property and casualty operations includes interest charges on long-term debt within the property and casualty operations, primarily notes secured by real estate.

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $84 million in GAAP pretax earnings in the second quarter of 2014 compared to $77 million in the second quarter of 2013, an increase of $7 million (9%). AFG’s annuity operations contributed $84 million in core pretax earnings in the second quarter of 2014 compared to $82 million in the second quarter of 2013, an increase of $2 million (2%). While AFG’s average annuity investments (at amortized cost) were 19% higher for the second quarter of 2014 as compared to the second quarter of 2013, the benefit of this growth was offset by the run-off of higher yielding investments and the impact that fluctuations in interest rates in the second quarters of 2014 and 2013 had on the fair value accounting for fixed-indexed annuities.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for the three months ended June 30, 2014 and 2013 (dollars in millions).

	Three months ended June 30,
	2014	2013	% Change
Revenues:
Net investment income	$289	$257	12%
Other income:
Guaranteed withdrawal benefit fees	8	6	33%
Policy charges and other miscellaneous income	11	9	22%
Total revenues	308	272	13%

Costs and Expenses:
Annuity benefits (a)	166	120	38%
Acquisition expenses	37	48	(23%)
Other expenses (b)	21	22	(5%)
Total costs and expenses	224	190	18%
Core earnings before income taxes	84	82	2%
Pretax non-core ELNY guaranty fund assessments	—	(5)	(100%)
GAAP earnings before income taxes	$84	$77	9%
(a) Annuity benefits consisted of the following (dollars in millions):

	Three months ended June 30,
	2014	2013	% Change
Interest credited — fixed	$123	$111	11%
Interest credited — fixed component of variable annuities	2	1	100%
Change in expected death and annuitization reserve	5	6	(17%)
Amortization of sales inducements	6	8	(25%)
Change in guaranteed withdrawal benefit reserve	10	10	—%
Change in other benefit reserves	5	3	67%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	78	(3)	(2,700%)
Equity option mark-to-market	(63)	(16)	294%
Total annuity benefits	$166	$120	38%
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended June 30,
	2014	2013	% Change
Average fixed annuity investments (at amortized cost)	$22,098	$18,615	19%
Average fixed annuity benefits accumulated	21,829	18,151	20%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	5.18%	5.45%
Interest credited — fixed	(2.26%)	(2.43%)
Net interest spread	2.92%	3.02%

Policy charges and other miscellaneous income	0.14%	0.13%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.33%)	(0.46%)
Acquisition expenses	(0.64%)	(1.00%)
Other expenses (*)	(0.36%)	(0.43%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.27%)	0.39%
Net spread earned on fixed annuities	1.46%	1.65%
(*) Excludes the $5 million pretax non-core charge for ELNY guaranty fund assessments. Including this charge, the net spread earned on fixed annuities was 1.54% for the second quarter of 2013.

Annuity Net Investment Income
Net investment income for the second quarter of 2014 was $289 million compared to $257 million for the second quarter of 2013, an increase of $32 million (12%). This increase reflects primarily the growth in AFG’s annuity business, partially offset by the run-off of higher yielding investments. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.27 percentage points in the second quarter of 2014 compared to the second quarter of 2013. This decline in net investment yield reflects the investment of new premium dollars at lower yields as compared to the existing investment portfolio and the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets.

Annuity Interest Credited — Fixed
Interest credited — fixed for the second quarter of 2014 was $123 million compared to $111 million for the second quarter of 2013, an increase of $12 million (11%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.17 percentage points in the second quarter of 2014 compared to the second quarter of 2013. During the second quarter of 2014, interest rates credited on new premiums of AFG’s principal fixed annuity products generally ranged from 1.00% to 2.00%.

Excluding those annuities that have guaranteed withdrawal benefits, at June 30, 2014, AFG could reduce the average crediting rate on approximately $17 billion of traditional fixed and fixed-indexed deferred annuities by an additional 0.52% (on a weighted average basis). Annuity policies are subject to Guaranteed Minimum Interest Rates (“GMIRs”) at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

% of
GMIR	Reserves
1 — 1.99%	56%
2 — 2.99%	10%
3 — 3.99%	19%
4.00% and above	15%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.10 percentage points in the second quarter of 2014 compared to the same period in 2013 due primarily to the run-off of higher yielding investments. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result of these two items, AFG expects its net interest spread to continue to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, were $11 million for the second quarter of 2014 and $9 million for the second quarter of 2013, an increase of $2 million (22%). This increase is due primarily to growth in the annuity business, as policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated increased only slightly in the second quarter of 2014 as compared to the second quarter of 2013.

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the second quarter of 2014 were $18 million compared to $21 million for the second quarter of 2013, a decrease of $3 million (14%). In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended June 30,
	2014	2013
Change in excess death and annuitization reserve	$5	$6
Amortization of sales inducements	6	8
Change in guaranteed withdrawal benefit reserve	10	10
Change in other benefit reserves	5	3
Other annuity benefits	26	27
Offset guaranteed withdrawal benefit fees	(8)	(6)
Other annuity benefits, net	$18	$21
The $3 million decrease in other annuity benefits, net of guaranteed withdrawal benefit fees, for the second quarter of 2014 compared to the second quarter of 2013 reflects increased fees from products with guaranteed withdrawal benefit features.

Annuity Acquisition Expenses
AFG’s amortization of deferred policy acquisition costs (“DPAC”) and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.64% for the second quarter of 2014 compared to 1.00% for the second quarter of 2013 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of lower interest rates during the second quarter of 2014 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of deferred policy acquisition costs; conversely, higher interest rates during the second quarter of 2013 had a positive impact on the fair value of the derivatives, resulting in a partially offsetting acceleration in the amortization of DPAC.

Annuity Other Expenses
Annuity other expenses for the second quarter of 2014 were $21 million, compared to $22 million, excluding the non-core ELNY guaranty fund assessments, for the second quarter of 2013, a decrease of $1 million (5%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses declined 0.07 percentage points for the second quarter of 2014 as compared to the second quarter of 2013. In general, this percentage is expected to decrease as AFG’s annuity business grows and annuity other expenses remain relatively stable.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately one-half of annuity benefits accumulated at June 30, 2014, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $15 million in the second quarter of 2014, reflecting the negative impact of lower interest rates on the derivatives. Conversely, the net change in fair value of the derivatives related to fixed-indexed annuities reduced annuity benefits by $19 million in the second quarter of 2013 reflecting the positive impact of higher interest rates.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.19 percentage points in the second quarter of 2014 compared to the same period in 2013 due to the 0.10 percentage points decrease in AFG’s net interest spread and the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above. These items were partially offset by the impact of growth in AFG’s annuity business on other expenses and other annuity benefits as a percent of fixed annuity benefits accumulated discussed above. AFG expects its net spread earned on fixed annuities to be closer to 1.35% to 1.40% for the full-year 2014 as compared to the 1.46% earned in the second quarter of 2014 and 1.60% earned for the full year 2013.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended June 30, 2014 and 2013 (in millions):

	Three months ended June 30,
	2014	2013
Beginning fixed annuity reserves	$21,453	$17,737
Fixed annuity premiums (receipts)	936	848
Federal Home Loan Bank advances	—	200
Surrenders, benefits and other withdrawals	(408)	(352)
Interest and other annuity benefit expenses:
Interest credited	123	111
Embedded derivative mark-to-market	78	(3)
Change in other benefit reserves	23	23
Ending fixed annuity reserves	$22,205	$18,564

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$22,205	$18,564
Impact of unrealized investment gains	117	87
Fixed component of variable annuities	194	197
Annuity benefits accumulated per balance sheet	$22,516	$18,848

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $949 million in the second quarter of 2014 compared to $861 million in the second quarter of 2013, an increase of $88 million (10%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended June 30,
	2014	2013	% Change
Financial institutions single premium annuities — indexed	$364	$169	115%
Financial institutions single premium annuities — fixed	95	118	(19%)
Retail single premium annuities — indexed	403	472	(15%)
Retail single premium annuities — fixed	25	37	(32%)
Education market — 403(b) fixed and indexed annuities	49	52	(6%)
Total fixed annuity premiums	936	848	10%
Variable annuities	13	13	—%
Total annuity premiums	$949	$861	10%

The 10% increase in annuity premiums as compared to the second quarter of 2013 was largely the result of growth in the sales of fixed-indexed annuities in the financial institutions market. New products, expanded distribution and improved market penetration within existing distribution channels contributed to this growth.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the GAAP and core net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended June 30, 2014 and 2013 (in millions):

	Three months ended June 30,
	2014	2013
Earnings on fixed annuity benefits accumulated (a)	$80	$75
Earnings on investments in excess of fixed annuity benefits accumulated (b)	3	6
Variable annuity earnings	1	1
Core earnings before income taxes	84	82
Pretax non-core ELNY guaranty fund assessments	—	(5)
GAAP earnings before income taxes	$84	$77

(a) Excludes the $5 million pretax non-core charge for ELNY guaranty fund assessments in 2013.
(b) Net investment income (as a % of investments) of 5.18% and 5.45% for the three months ended June 30, 2014 and 2013, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s loss before income taxes from its run-off long-term care and life operations for the three months ended June 30, 2014 and 2013 (dollars in millions):

	Three months ended June 30,
	2014	2013	% Change
Revenues:
Net earned premiums:
Long-term care	$19	$19	—%
Life operations	8	9	(11%)
Net investment income	19	18	6%
Other income	2	1	100%
Total revenues	48	47	2%

Costs and Expenses:
Life, accident and health benefits:
Long-term care	28	29	(3%)
Life operations	11	9	22%
Acquisition expenses	4	4	—%
Other expenses	7	7	—%
Total costs and expenses	50	49	2%
Loss before income taxes	$(2)	$(2)	—%

AFG expects revenues and expenses related to the long-term care business to generally increase over time as this closed block of business ages. Due to the age and relatively small size of its long-term care business, AFG expects claims volatility from period to period. Management continues to monitor its claims experience and update its loss recognition assumptions as needed.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its insurance operations (excluding realized gains) totaled $37 million for the second quarter of 2014 compared to $38 million for the second quarter of 2013, a decrease of $1 million (3%).

The following table details AFG’s loss before income taxes from operations outside of its insurance operations for the three months ended June 30, 2014 and 2013 (dollars in millions):

	Three months ended June 30,
	2014	2013	% Change
Revenues:
Net investment income	$1	$(1)	(200%)
Other income	11	7	57%
Total revenues	12	6	100%

Costs and Expenses:
Interest charges on borrowed money	16	17	(6%)
Other expenses	33	27	22%
Total costs and expenses	49	44	11%
Loss before income taxes, excluding realized gains	$(37)	$(38)	(3%)

Holding Company and Other — Net Investment Income
Net investment income for the second quarter of 2014 was $1 million compared to a net loss of approximately $1 million in the second quarter of 2013. The parent company holds a small portfolio of securities that are classified as “trading” and marked-to-market through investment income. These trading securities declined in value by approximately $1 million in the second quarter of 2013.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Other Income
Other income in the table above includes $8 million and $4 million in the second quarter of 2014 and 2013, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). These fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $3 million in both the second quarters of 2014 and 2013.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $16 million and $17 million in the second quarter of 2014 and 2013, respectively. The following table details AFG’s long-term debt balances as of June 30, 2014 compared to June 30, 2013 (dollars in millions):

	June 30, 2014	June 30, 2013
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
Other	3	3
	840	840
Other holding company obligations:
Secured borrowings (guaranteed by AFG)	—	15
AAG Holding Variable Rate Subordinated Debentures	—	20
	—	35

Total Holding Company and Other Debt	$840	$875

Weighted Average Interest Rate	7.8%	7.7%

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $33 million in the second quarter of 2014 compared to $27 million in the second quarter of 2013, an increase of $6 million (22%).

Consolidated Realized Gains on Securities   AFG’s consolidated realized gains on securities, which are not allocated to segments, were $12 million in the second quarter of 2014 compared to $41 million in the second quarter of 2013, a decrease of $29 million (71%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended June 30,
	2014	2013
Realized gains (losses) before impairments:
Disposals	$10	$45
Change in the fair value of derivatives	3	(3)
	13	42
Impairment charges on securities	(1)	(1)
Realized gains on securities	$12	$41
Realized gains on disposals include gains on sales of Verisk Analytics, Inc. of $12 million in the second quarter of 2013.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $47 million for the second quarter of 2014 compared to $49 million for the second quarter of 2013, a decrease of $2 million (4%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Noncontrolling Interests   AFG’s consolidated net loss attributable to noncontrolling interests were $23 million for the second quarter of 2014 compared to $33 million for the second quarter of 2013. The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended June 30,
	2014	2013	% Change
National Interstate	$(5)	$(3)	67%
Managed Investment Entities	(18)	(31)	(42%)
Other	—	1	(100%)
Loss attributable to noncontrolling interests	$(23)	$(33)	(30%)

As discussed in Note A — “Accounting Policies,” and Note H — “Managed Investment Entities” to the financial statements, the losses of Managed Investment Entities represent CLO losses that ultimately inure to holders of the CLO debt.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and operations attributable to the noncontrolling interests of the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the six months ended June 30, 2014 and 2013 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2014
Revenues:
Property and casualty insurance net earned premiums	$1,685	$—	$—	$—	$—	$1,685	$—	$1,685
Life, accident and health net earned premiums	—	—	55	—	—	55	—	55
Net investment income	143	564	42	(11)	2	740	—	740
Realized gains on securities	—	—	—	—	—	—	31	31
Income (loss) of MIEs:
Investment income	—	—	—	55	—	55	—	55
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(10)	—	(10)	—	(10)
Other income	4	37	2	(11)	15	47	—	47
Total revenues	1,832	601	99	23	17	2,572	31	2,603

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,031	—	—	—	—	1,031	—	1,031
Commissions and other underwriting expenses	567	—	—	—	—	567	—	567
Annuity benefits	—	334	—	—	—	334	—	334
Life, accident and health benefits	—	—	82	—	—	82	—	82
Annuity and supplemental insurance acquisition expenses	—	68	8	—	—	76	—	76
Interest charges on borrowed money	2	—	—	—	33	35	—	35
Expenses of MIEs	—	—	—	41	—	41	—	41
Other expenses	29	42	13	—	62	146	—	146
Total costs and expenses	1,629	444	103	41	95	2,312	—	2,312
Earnings before income taxes	203	157	(4)	(18)	(78)	260	31	291
Provision for income taxes	62	55	(1)	—	(26)	90	11	101
Net earnings, including noncontrolling interests	141	102	(3)	(18)	(52)	170	20	190
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	—	—	(18)	—	(20)	1	(19)
Core Net Operating Earnings	143	102	(3)	—	(52)	190
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	19	19	(19)	—
Net Earnings Attributable to Shareholders	$143	$102	$(3)	$—	$(33)	$209	$—	$209

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2013
Revenues:
Property and casualty insurance net earned premiums	$1,396	$—	$—	$—	$—	$1,396	$—	$1,396
Life, accident and health net earned premiums	—	—	58	—	—	58	—	58
Net investment income	131	505	37	(18)	3	658	—	658
Realized gains on securities	—	—	—	—	—	—	98	98
Income (loss) of MIEs:
Investment income	—	—	—	66	—	66	—	66
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(36)	—	(36)	—	(36)
Other income	9	29	2	(8)	15	47	—	47
Total revenues	1,536	534	97	4	18	2,189	98	2,287

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	823	—	—	—	—	823	—	823
Commissions and other underwriting expenses	511	—	—	—	—	511	—	511
Annuity benefits	—	254	—	—	—	254	—	254
Life, accident and health benefits	—	—	78	—	—	78	—	78
Annuity and supplemental insurance acquisition expenses	—	79	9	—	—	88	—	88
Interest charges on borrowed money	2	—	—	—	34	36	—	36
Expenses of MIEs	—	—	—	46	—	46	—	46
Other expenses	22	43	13	—	67	145	5	150
Total costs and expenses	1,358	376	100	46	101	1,981	5	1,986
Earnings before income taxes	178	158	(3)	(42)	(83)	208	93	301
Provision for income taxes	53	55	(1)	—	(29)	78	33	111
Net earnings, including noncontrolling interests	125	103	(2)	(42)	(54)	130	60	190
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	(42)	1	(41)	1	(40)
Core Net Operating Earnings	125	103	(2)	—	(55)	171
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	62	62	(62)	—
ELNY guaranty fund assessments, net of tax	—	(3)	—	—	—	(3)	3	—
Net Earnings Attributable to Shareholders	$125	$100	$(2)	$—	$7	$230	$—	$230

(a)	See the reconciliation of core earnings to GAAP net earnings under Results of Operations — General for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $203 million in pretax earnings in the first six months of 2014 compared to $178 million in the first six months of 2013, an increase of $25 million (14%). The increase in pretax earnings reflects higher underwriting profit in the Specialty casualty group and improved results in the Property and transportation group, including lower catastrophe losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s earnings before income taxes from its property and casualty operations for the six months ended June 30, 2014 and 2013 (dollars in millions):

	Six months ended June 30,
	2014	2013	% Change
Gross written premiums	$2,315	$1,966	18%
Reinsurance premiums ceded	(562)	(513)	10%
Net written premiums	1,753	1,453	21%
Change in unearned premiums	(68)	(57)	19%
Net earned premiums	1,685	1,396	21%
Loss and loss adjustment expenses	1,031	823	25%
Commissions and other underwriting expenses	567	511	11%
Underwriting gain	87	62	40%

Net investment income	143	131	9%
Other income and expenses, net	(27)	(15)	80%
Earnings before income taxes	$203	$178	14%

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	61.1%	58.4%	2.7%
Underwriting expense ratio	33.6%	36.6%	(3.0%)
Combined ratio	94.7%	95.0%	(0.3%)

Aggregate — including discontinued lines
Loss and LAE ratio	61.2%	58.9%	2.3%
Underwriting expense ratio	33.6%	36.6%	(3.0%)
Combined ratio	94.8%	95.5%	(0.7%)

AFG reports the underwriting performance of its Specialty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.32 billion for the first six months of 2014 compared to $1.97 billion for the first six months of 2013, an increase of $349 million (18%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2014		2013
	GWP	%	GWP	%	% Change
Property and transportation	$865	37%	$798	41%	8%
Specialty casualty	1,162	50%	870	44%	34%
Specialty financial	288	13%	298	15%	(3%)
	$2,315	100%	$1,966	100%	18%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 24% of gross written premiums for the first six months of 2014 compared to 26% for the first six months of 2013, a decrease of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Six months ended June 30,
	2014		2013		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(228)	26%	$(194)	24%	2%
Specialty casualty	(332)	29%	(292)	34%	(5%)
Specialty financial	(52)	18%	(68)	23%	(5%)
Other specialty	50		41
	$(562)	24%	$(513)	26%	(2%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.75 billion for the first six months of 2014 compared to $1.45 billion for the first six months of 2013, an increase of $300 million (21%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2014		2013
	NWP	%	NWP	%	% Change
Property and transportation	$637	36%	$604	41%	5%
Specialty casualty	830	47%	578	40%	44%
Specialty financial	236	14%	230	16%	3%
Other specialty	50	3%	41	3%	22%
	$1,753	100%	$1,453	100%	21%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.69 billion for the first six months of 2014 compared to $1.40 billion for the first six months of 2013, an increase of $289 million (21%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Six months ended June 30,
	2014		2013
	NEP	%	NEP	%	% Change
Property and transportation	$625	37%	$594	43%	5%
Specialty casualty	780	46%	536	38%	46%
Specialty financial	233	14%	229	16%	2%
Other specialty	47	3%	37	3%	27%
	$1,685	100%	$1,396	100%	21%

The $349 million (18%) increase in gross written premiums for the first six months of 2014 compared to the first six months of 2013 reflects $135 million in premiums from Summit (acquired in April 2014) as well as significant growth in other businesses within the Specialty casualty group. Overall average renewal rates increased approximately 3% in the first six months of 2014.

Property and transportation Gross written premiums increased $67 million (8%) in the first six months of 2014 compared to the same period in 2013 reflecting higher premiums in the transportation businesses resulting from rate increases. In addition, crop premiums reported in the first six months of 2014 are consistent with average historical results, whereas crop premiums reported in the first six months of 2013 were lower than historical trends due to delayed acreage reporting from insureds as a result of excess moisture and late planting of corn and soybean crops. Excluding the crop insurance business, gross written premiums increased by 5% for this group in the first six months of 2014 compared to the first six months of 2013. Average renewal rates were up approximately 5% for this group in the first six months of 2014. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the first six months of 2014 compared to the first six months of 2013 reflecting a change in the mix of business as well as higher cessions in the excess property business and certain captive programs in the transportation business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Gross written premiums increased $292 million (34%) in the first six months of 2014 compared to the first six months of 2013 reflecting $135 million in premiums generated by Summit, which was acquired on April 1, 2014. Excluding premiums from Summit, gross written premiums increased 18% in the first six months of 2014 compared to the first six months of 2013 as a result of increased premiums in nearly all businesses in this group, particularly in the workers’ compensation, excess and surplus lines and targeted markets operations. New business opportunities, increased exposures from higher payroll on existing accounts and sustained pricing increases have contributed to increased premiums in the workers’ compensation businesses. Strong premium growth in the excess and surplus lines and targeted markets operations is the result of broadening opportunities to write business coupled with the benefit from rate increases over multiple quarters. Average renewal rates were up approximately 3% for this group in the first six months of 2014. Reinsurance premiums ceded as a percentage of gross written premiums declined 5 percentage points for the first six months of 2014 compared to the first six months of 2013 reflecting the impact of the acquisition of Summit, which cedes only about 1% of its premiums.

Specialty financial Gross written premiums decreased $10 million (3%) for the first six months of 2014 compared to the first six months of 2013. The impact of the October 2013 sale of a service contract business, which ceded all of its premiums under reinsurance contracts, more than offset growth in gross written premiums across the remaining businesses in this group. Average renewal rates for this group were flat in the first six months of 2014. Reinsurance premiums ceded as a percentage of gross written premiums declined 5 percentage points for the first six months of 2014 compared to the first six months of 2013 reflecting the sale of the service contract business, which was 100% reinsured, partially offset by higher cessions of certain business in the financial institutions operations.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below details the components of the combined ratio for AFG’s property and casualty segment for the first six months of 2014 compared to the first six months of 2013:

	Six months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013
Property and transportation
Loss and LAE ratio	71.9%	72.1%	(0.2%)
Underwriting expense ratio	30.1%	31.4%	(1.3%)
Combined ratio	102.0%	103.5%	(1.5%)
Underwriting loss				$(12)	$(21)

Specialty casualty
Loss and LAE ratio	60.5%	55.3%	5.2%
Underwriting expense ratio	30.7%	35.2%	(4.5%)
Combined ratio	91.2%	90.5%	0.7%
Underwriting profit				$68	$51

Specialty financial
Loss and LAE ratio	36.6%	34.4%	2.2%
Underwriting expense ratio	52.7%	53.2%	(0.5%)
Combined ratio	89.3%	87.6%	1.7%
Underwriting profit				$25	$28

Total Specialty
Loss and LAE ratio	61.1%	58.4%	2.7%
Underwriting expense ratio	33.6%	36.6%	(3.0%)
Combined ratio	94.7%	95.0%	(0.3%)
Underwriting profit				$88	$69

Aggregate — including discontinued lines
Loss and LAE ratio	61.2%	58.9%	2.3%
Underwriting expense ratio	33.6%	36.6%	(3.0%)
Combined ratio	94.8%	95.5%	(0.7%)
Underwriting profit				$87	$62
The Specialty property and casualty insurance operations generated an underwriting profit of $88 million in the first six months of 2014 compared to $69 million in the first six months of 2013, an increase of $19 million (28%). The higher profit in the first six months of 2014 is primarily the result of significantly higher underwriting profit in the Specialty casualty group in the first quarter of 2014 and improved underwriting results in the Property and transportation group, including lower catastrophe losses. Overall catastrophe losses were $22 million (1.3 points on the combined ratio) during the first six months of 2014 compared to $29 million (2.1 points), including $1 million in reinstatement premiums in the first six months of 2013.

Property and transportation This group reported an underwriting loss of $12 million for the first six months of 2014 compared to $21 million for the first six months of 2013, an improvement of $9 million (43%). Improved accident year results and lower catastrophe losses in the first six months of 2014 more than offset higher adverse prior year reserve development. Catastrophe losses were $17 million (2.7 points) for this group during the first six months of 2014 compared to $28 million (4.6 points), including $1 million in reinstatement premiums in the first six months of 2013.

Specialty casualty Underwriting profit for this group was $68 million for the first six months of 2014 compared to $51 million in the first six months of 2013, an increase of $17 million (33%). Higher underwriting profit in the workers’ compensation businesses, including the Summit business acquired on April 1, 2014, was partially offset by lower underwriting results in the international and general liability lines of business and lower favorable prior year reserve development in the executive liability business.

Specialty financial Underwriting profit for this group was $25 million for the first six months of 2014 compared to $28 million in the first six months of 2013, a decrease of $3 million (11%). Lower profitability in the trade credit and financial institutions businesses impacted these results.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 61.2% for the first six months of 2014 compared to 58.9% for the first six months of 2013, an increase of 2.3 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below:

	Six months ended June 30,
	Amount		Ratio		Change in
	2014	2013	2014	2013	Ratio
Property and transportation
Current year, excluding catastrophe losses	$414	$404	66.3%	67.9%	(1.6%)
Prior accident years development	18	(3)	2.9%	(0.4%)	3.3%
Current year catastrophe losses	17	27	2.7%	4.6%	(1.9%)
Property and transportation losses and LAE and ratio	$449	$428	71.9%	72.1%	(0.2%)

Specialty casualty
Current year, excluding catastrophe losses	$498	$334	63.9%	62.3%	1.6%
Prior accident years development	(28)	(38)	(3.6%)	(7.1%)	3.5%
Current year catastrophe losses	2	—	0.2%	0.1%	0.1%
Specialty casualty losses and LAE and ratio	$472	$296	60.5%	55.3%	5.2%

Specialty financial
Current year, excluding catastrophe losses	$85	$84	36.7%	36.7%	—%
Prior accident years development	(3)	(6)	(1.2%)	(2.8%)	1.6%
Current year catastrophe losses	3	1	1.1%	0.5%	0.6%
Specialty financial losses and LAE and ratio	$85	$79	36.6%	34.4%	2.2%

Total Specialty
Current year, excluding catastrophe losses	$1,026	$845	60.9%	60.4%	0.5%
Prior accident years development	(18)	(57)	(1.1%)	(4.1%)	3.0%
Current year catastrophe losses	22	28	1.3%	2.1%	(0.8%)
Total Specialty losses and LAE and ratio	$1,030	$816	61.1%	58.4%	2.7%

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$1,026	$845	60.9%	60.4%	0.5%
Prior accident years development	(17)	(50)	(1.0%)	(3.6%)	2.6%
Current year catastrophe losses	22	28	1.3%	2.1%	(0.8%)
Aggregate losses and LAE and ratio	$1,031	$823	61.2%	58.9%	2.3%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio for AFG’s Specialty property and casualty insurance operations was 60.9% for the first six months of 2014 compared to 60.4% for the first six months of 2013, an increase of 0.5%.

Property and transportation   The 1.6 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses is due primarily to a decrease in the number of severe commercial auto claims in the transportation businesses in the first six months of 2014 compared to the first six months of 2013.

Specialty casualty   The 1.6 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects the inclusion of Summit following its acquisition on April 1, 2014, which has a higher loss and LAE ratio than AFG’s overall Specialty casualty group.
Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $18 million in the first six months of 2014 compared to $57 million in the first six months of 2013, a decrease of $39 million (68%).

Property and transportation Net adverse reserve development of $18 million in the first six months of 2014 reflects higher than expected severity in the commercial auto liability losses written in the transportation businesses, partially offset by lower

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

than expected severity in the agribusiness, property and inland marine and ocean marine businesses. Net favorable reserve development of $3 million in the first six months of 2013 reflects lower than expected claims handling expense in the crop business and a decrease in frequency of new claims being filed in a run-off book of homebuilders’ business, substantially offset by adverse development from increased severity in the commercial auto liability business written by the transportation businesses.

Specialty casualty Net favorable reserve development of $28 million in the first six months of 2014 reflects lower than expected claim severity in directors and officers liability insurance, lower than expected claim severity and frequency in excess liability insurance and lower than anticipated claim severity in specialty workers’ compensation business, partially offset by adverse development in the international business and in a run-off book of casualty business. Net favorable reserve development of $38 million in the first six months of 2013 reflects lower than expected claim severity in directors and officers liability insurance and lower than expected claim severity and frequency in excess liability business.

Specialty financial Net favorable reserve development of $3 million in the first six months of 2014 reflects lower than expected claim frequency and severity in the foreign credit business and products for financial institutions. Net favorable reserve development of $6 million in the first six months of 2013 is due to lower than expected frequency and severity in the foreign credit and financial institution services businesses as economic conditions did not affect these lines as adversely as had been anticipated.

Other specialty In addition to the development discussed above, total Specialty net favorable reserve development reflects amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998 and reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate results for AFG’s property and casualty segment also include adverse reserve development of $1 million in the first six months of 2014 and $2 million in the first six months of 2013 related to business outside of the Specialty group that AFG no longer writes and $5 million in the first six months of 2013 related to asbestos and environmental reserves.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. The $17 million in catastrophe losses in the Property and transportation group in the first six months of 2014 were primarily from winter storms in the month of January and multiple storms in the midwestern and central United States in the second quarter of 2014. The $27 million in catastrophe losses in the Property and transportation group in the first six months of 2013 resulted primarily from spring storms in the southeastern United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $567 million in the first six months of 2014 compared to $511 million for the first six months of 2013, an increase of $56 million (11%). AFG’s underwriting expense ratio was 33.6% for the first six months of 2014 compared to 36.6% for the first six months of 2013, a decrease of 3.0 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Six months ended June 30,
	2014		2013		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$188	30.1%	$187	31.4%	(1.3%)
Specialty casualty	240	30.7%	189	35.2%	(4.5%)
Specialty financial	123	52.7%	122	53.2%	(0.5%)
Other specialty	16	35.0%	13	38.2%	(3.2%)
	$567	33.6%	$511	36.6%	(3.0%)

The $56 million increase in commissions and other underwriting expenses reflects the acquisition of Summit on April 1, 2014. The overall decrease of 3.0% in AFG’s expense ratio for the first six months of 2014 as compared to the first six months of 2013 reflects the inclusion of Summit following its acquisition on April 1, 2014, which has a lower expense ratio than AFG’s overall property and casualty operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.3 percentage points in the first six months of 2014 compared to the first six months of 2013 reflecting an increase in ceding commissions received from reinsurers and the impact of higher premiums on the ratio.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 4.5 percentage points in the first six months of 2014 compared to the first six months of 2013 due primarily to the inclusion of Summit following its acquisition on April 1, 2014, which has a lower expense ratio than AFG’s overall Specialty casualty group, and the impact of higher premiums across the Specialty casualty group on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.5 percentage points in the first six months of 2014 compared to the first six months of 2013.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $143 million for the first six months of 2014 compared to $131 million in the first six months of 2013, an increase of $12 million (9%). Net investment income in AFG’s property and casualty operations includes $6 million in the first six months of 2014, from recording equity in the earnings of limited partnerships and similar investments. Equity in the earnings of these investments has not been material and was included in realized gains (losses) on securities prior to 2014. In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Six months ended June 30,
	2014	2013	Change	% Change
Net investment income	$143	$131	$12	9%

Average invested assets (at amortized cost)	$7,425	$6,901	$524	8%

Yield (net investment income as a % of average invested assets)	3.85%	3.80%	0.05%

Tax equivalent yield (*)	4.42%	4.39%	0.03%

(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty segment for the first six months of 2014 compared to the first six months of 2013 is due primarily to the investment of cash acquired in the Summit acquisition on April 1, 2014. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.85% for the first six months of 2014 compared to 3.80% for the first six months of 2013, an increase of 0.05 percentage points. The impact of equity in the earnings of limited partnerships and similar investments and strong investment results in the first six months of 2014 was offset by the impact of lower yields available in the financial markets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expense, Net
Other income and expenses, net for AFG’s property and casualty operations was a net expense of $27 million for the first six months of 2014 compared to $15 million for the first six months of 2013, an increase of $12 million (80%). The table below details the items included in other income and expenses, net for AFG’s property and casualty operations (in millions):

	Six months ended June 30,
	2014	2013
Other income
Income from the sale of real estate	$—	$4
Other	4	5
Total other income	4	9
Other expenses
Amortization of intangibles	8	7
Tender offer expenses	3	—
Other	18	15
Total other expense	29	22
Interest expense	2	2
Other income and expenses, net	$(27)	$(15)

AFG and its consolidated subsidiaries incurred $3 million in transaction expenses related to the February 2014 tender offer by Great American Insurance Company (“GAI”) to acquire all of the National Interstate Corporation common stock that GAI did not already own. These expenses consisted primarily of financial advisory and legal services. The tender offer was terminated in March 2014.

Amortization of intangibles includes $2 million in the first six months of 2014 related to the Summit acquisition.

Interest expense for AFG’s property and casualty operations includes interest charges on long-term debt within the property and casualty operations, primarily notes secured by real estate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $157 million in GAAP pretax earnings in the first six months of 2014 compared to $153 million in the first six months of 2013, an increase of $4 million (3%). AFG’s annuity operations contributed $157 million in core pretax earnings in the first six months of 2014 compared to $158 million in the first six months of 2013, a decrease of $1 million (1%). While AFG’s average annuity investments (at amortized cost) were 19% higher for the first six months of 2014 as compared to the first six months of 2013, the benefit of this growth was more than offset by the run-off of higher yielding investments and the impact that fluctuations in interest rates in the first six months of 2014 and 2013 had on the fair value accounting for fixed-indexed annuities.

The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for the six months ended June 30, 2014 and 2013 (dollars in millions).

	Six months ended June 30,
	2014	2013	% Change
Revenues:
Net investment income	$564	$505	12%
Other income:
Guaranteed withdrawal benefit fees	16	11	45%
Policy charges and other miscellaneous income	21	18	17%
Total revenues	601	534	13%

Costs and Expenses:
Annuity benefits (a)	334	254	31%
Acquisition expenses	68	79	(14%)
Other expenses (b)	42	43	(2%)
Total costs and expenses	444	376	18%
Core earnings before income taxes	157	158	(1%)
Pretax non-core ELNY guaranty fund assessments	—	(5)	(100%)
GAAP earnings before income taxes	$157	$153	3%
(a) Annuity benefits consisted of the following (in millions):

	Six months ended June 30,
	2014	2013	% Change
Interest credited — fixed	$244	$220	11%
Interest credited — fixed component of variable annuities	3	3	—%
Change in expected death and annuitization reserve	9	10	(10%)
Amortization of sales inducements	13	15	(13%)
Change in guaranteed withdrawal benefit reserve	18	18	—%
Change in other benefit reserves	8	4	100%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	132	77	71%
Equity option mark-to-market	(93)	(93)	—%
Total annuity benefits	$334	$254	31%
(b) Other expenses exclude the $5 million pretax non-core charge for ELNY guaranty fund assessments in 2013.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Six months ended June 30,
	2014	2013	% Change
Average fixed annuity investments (at amortized cost)	$21,750	$18,280	19%
Average fixed annuity benefits accumulated	21,448	17,829	20%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	5.14%	5.46%
Interest credited — fixed	(2.27%)	(2.46%)
Net interest spread	2.87%	3.00%

Policy charges and other miscellaneous income	0.14%	0.14%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.29%)	(0.41%)
Acquisition expenses	(0.60%)	(0.85%)
Other expenses (*)	(0.37%)	(0.44%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.37%)	0.17%
Net spread earned on fixed annuities	1.38%	1.61%

(*) Excludes the $5 million pretax non-core charge for ELNY guaranty fund assessments. Including this charge, the net spread earned on fixed annuities was 1.55% for the six months ended June 30, 2013.

Annuity Net Investment Income
Net investment income for the first six months of 2014 was $564 million compared to $505 million for the first six months of 2013, an increase of $59 million (12%). This increase reflects primarily the growth in AFG’s annuity business, partially offset by the run-off of higher yielding investments. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.32 percentage points for the first six months of 2014 compared to the same period in 2013. This decline in net investment yield reflects the investment of new premium dollars at lower yields as compared to the existing investment portfolio and the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first six months of 2014 was $244 million compared to $220 million for the first six months of 2013, an increase of $24 million (11%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.19 percentage points in the first six months of 2014 compared to the same period of 2013. During the first six months of 2014, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.13 percentage points in the first six months of 2014 compared to the same period in 2013 due primarily to the run-off of higher yielding investments.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, were $21 million for the first six months of 2014 compared to $18 million for the first six months of 2013, an increase of $3 million (17%) reflecting growth in the business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the first six months of 2014 were $32 million compared to $36 million for the first six months of 2013, a decrease of $4 million (11%). In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Six months ended June 30,
	2014	2013
Change in excess death and annuitization reserve	$9	$10
Amortization of sales inducements	13	15
Change in guaranteed withdrawal benefit reserve	18	18
Change in other benefit reserves	8	4
Other annuity benefits	48	47
Offset guaranteed withdrawal benefit fees	(16)	(11)
Other annuity benefits, net	$32	$36

The $4 million decrease in other annuity benefits, net of guaranteed withdrawal benefit fees, for the first six months of 2014 compared to the first six months of 2013 reflects primarily increased fees from products with guaranteed withdrawal benefit features.

Annuity Acquisition Expenses
AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.60% for the first six months of 2014 compared to 0.85% for the first six months of 2013 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of lower interest rates during the first six months of 2014 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of deferred policy acquisition costs; conversely, higher interest rates during the first six months of 2013 had a positive impact on the fair value of the derivatives, resulting in a partially offsetting acceleration in the amortization of DPAC.

Annuity Other Expenses
Annuity other expenses for the first six months of 2014 were $42 million, compared to $43 million, excluding the non-core ELNY guaranty fund assessments charge, for the first six months of 2013, a decrease of $1 million (2%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses declined 0.07 percentage points for the first six months of 2014 as compared to the first six months of 2013. In general, this percentage is expected to decrease as AFG’s annuity business grows and annuity other expenses remain relatively stable.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately one-half of annuity benefits accumulated at June 30, 2014, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $39 million in the first six months of 2014, reflecting the negative impact of lower interest rates on the derivatives. Conversely, the net change in fair value of the derivatives related to fixed-indexed annuities reduced annuity benefits by $16 million in the first six months of 2013, reflecting the positive impact of higher interest rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.23 percentage points in the first six months of 2014 compared to the same period in 2013 due to the 0.13 percentage points decrease in AFG’s net interest spread and the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above. These items were partially offset by the impact of growth in AFG’s annuity business on other expenses and other annuity benefits as a percent of fixed annuity benefits accumulated discussed above. AFG expects its net spread earned on fixed annuities to be in the range of 1.35% to 1.40% for the full-year 2014 as compared to the 1.60% earned for the full-year 2013.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the six months ended June 30, 2014 and 2013 (in millions):

	Six months ended June 30,
	2014	2013
Beginning fixed annuity reserves	$20,679	$17,274
Fixed annuity premiums (receipts)	1,891	1,457
Federal Home Loan Bank advances	—	200
Surrenders, benefits and other withdrawals	(783)	(704)
Interest and other annuity benefit expenses:
Interest credited	244	220
Embedded derivative mark-to-market	132	77
Change in other benefit reserves	42	40
Ending fixed annuity reserves	$22,205	$18,564

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$22,205	$18,564
Impact of unrealized investment gains	117	87
Fixed component of variable annuities	194	197
Annuity benefits accumulated per balance sheet	$22,516	$18,848

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.92 billion in the first six months of 2014 compared to $1.49 billion in the first six months of 2013, an increase of $431 million (29%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Six months ended June 30,
	2014	2013	% Change
Financial institutions single premium annuities — indexed	$730	$252	190%
Financial institutions single premium annuities — fixed	209	229	(9%)
Retail single premium annuities — indexed	789	805	(2%)
Retail single premium annuities — fixed	64	64	—%
Education market — 403(b) fixed and indexed annuities	99	107	(7%)
Total fixed annuity premiums	1,891	1,457	30%
Variable annuities	25	28	(11%)
Total annuity premiums	$1,916	$1,485	29%

The 29% increase in annuity premiums in the first six months of 2014 compared to the same period in 2013 was largely the result of growth in the sales of fixed-indexed annuities in the financial institutions market. New products, expanded distribution and improved market penetration within existing distribution channels contributed to this growth.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the GAAP and core net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the six months ended June 30, 2014 and 2013 (in millions):

	Six months ended June 30,
	2014	2013
Earnings on fixed annuity benefits accumulated (a)	$148	$144
Earnings on investments in excess of fixed annuity benefits accumulated (b)	8	12
Variable annuity earnings	1	2
Core earnings before income taxes	157	158
Pretax non-core ELNY guaranty fund assessments	—	(5)
GAAP earnings before income taxes	$157	$153

(a) Excludes the $5 million pretax non-core charge for ELNY guarantee fund assessments in 2013.
(b) Net investment income (as a % of investments) of 5.14% and 5.46% for the six months ended June 30, 2014 and 2013, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s loss before income taxes from its run-off long-term care and life operations for the six months ended June 30, 2014 and 2013 (dollars in millions):

	Six months ended June 30,
	2014	2013	% Change
Revenues:
Net earned premiums:
Long-term care	$38	$39	(3%)
Life operations	17	19	(11%)
Net investment income	42	37	14%
Other income	2	2	—%
Total revenues	99	97	2%

Costs and Expenses:
Life, accident and health benefits:
Long-term care	57	55	4%
Life operations	25	23	9%
Acquisition expenses	8	9	(11%)
Other expenses	13	13	—%
Total costs and expenses	103	100	3%
Loss before income taxes	$(4)	$(3)	33%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its insurance operations (excluding realized gains) totaled $78 million for the first six months of 2014 compared to $83 million for the first six months of 2013, a decrease of $5 million (6%).

The following table details AFG’s loss before income taxes from operations outside of its insurance operations for the six months ended June 30, 2014 and 2013 (dollars in millions):

	Six months ended June 30,
	2014	2013	% Change
Revenues:
Net investment income	$2	$3	(33%)
Other income	15	15	—%
Total revenues	17	18	(6%)

Costs and Expenses:
Interest charges on borrowed money	33	34	(3%)
Other expenses	62	67	(7%)
Total costs and expenses	95	101	(6%)
Loss before income taxes, excluding realized gains	$(78)	$(83)	(6%)

Holding Company and Other — Net Investment Income
AFG recorded investment income on investments held outside of its insurance operations of $2 million in the first six months of 2014 and $3 million in the first six months of 2013.

Holding Company and Other — Other Income
Other income in the table above includes $11 million in the first six months of 2014 and $8 million in the first six months of 2013 of management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). These fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $4 million in the first six months of 2014 compared to $7 million in the first six months of 2013.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $33 million in the first six months of 2014 compared to $34 million in the first six months of 2013, a decrease of $1 million (3%).

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $62 million in the first six months of 2014 compared to $67 million in the first six months of 2013, a decrease of $5 million (7%). The decrease reflects lower holding company expenses associated with employee benefit plans that are tied to stock market performance and certain share-based incentive plans.

Consolidated Realized Gains on Securities   AFG’s consolidated realized gains on securities, which are not allocated to segments, were $31 million in the first six months of 2014 compared to $98 million in the first six months of 2013, a decrease of $67 million (68%). Realized gains (losses) on securities consisted of the following (in millions):

	Six months ended June 30,
	2014	2013
Realized gains (losses) before impairments:
Disposals	$30	$99
Change in the fair value of derivatives	3	1
Adjustments to annuity deferred policy acquisition costs and related items	—	(1)
	33	99
Impairment charges on securities	(2)	(1)
Realized gains on securities	$31	$98

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Realized gains on disposals include gains on sales of Verisk Analytics, Inc. of $37 million in the first six months of 2013.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $101 million for the first six months of 2014 compared to $111 million for the first six months of 2013, a decrease of $10 million (9%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net loss attributable to noncontrolling interests was $19 million for the first six months of 2014 compared to $40 million for the first six months of 2013. The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Six months ended June 30,
	2014	2013	% Change
National Interstate	$(1)	$1	(200%)
Managed Investment Entities	(18)	(42)	(57%)
Other	—	1	(100%)
Loss attributable to noncontrolling interests	$(19)	$(40)	(53%)

As discussed in Note A — “Accounting Policies,” and Note H — “Managed Investment Entities” to the financial statements, the losses of Managed Investment Entities represent CLO losses that ultimately inure to holders of the CLO debt.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure of Market Risk
As of June 30, 2014, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2013 Form 10-K.

ITEM 4
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2014 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting. AFG acquired Summit Holding Southeast, Inc. and its related companies effective April 1, 2014. These companies have been excluded from management’s assessment of internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the second fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first six months of 2014 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Quarter	419,938	$56.68	419,938	5,694,763
April	151,266	$56.18	151,266	5,543,497
May	—	$—	—	5,543,497
June	193,870	$59.33	193,870	5,349,627
Total	765,074	$57.25	765,074

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in August 2012 and February 2013.

In addition, AFG acquired 23,790 shares of its Common Stock (at an average of $56.15 per share) in the first quarter of 2014 in connection with its stock incentive plans.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL(Extensible Business Reporting Language):
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

American Financial Group, Inc.

August 7, 2014	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer