Form 10-Q
period 2014-09-30
AMERICAN FINANCIAL GROUP INC
filed 2014-11-06
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
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
          Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2014, there were 87,870,863 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$1,310	$1,639
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $28,409 and $25,366)	29,965	26,456
Fixed maturities, trading at fair value	342	305
Equity securities, at fair value (cost — $1,279 and $987)	1,474	1,179
Mortgage loans	1,064	781
Policy loans	230	238
Real estate and other investments	766	715
Total cash and investments	35,151	31,313
Recoverables from reinsurers	3,134	3,157
Prepaid reinsurance premiums	587	408
Agents’ balances and premiums receivable	901	739
Deferred policy acquisition costs	858	975
Assets of managed investment entities	2,946	2,888
Other receivables	1,140	854
Variable annuity assets (separate accounts)	649	665
Other assets	985	903
Goodwill	201	185
Total assets	$46,552	$42,087

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$7,645	$6,410
Unearned premiums	2,114	1,757
Annuity benefits accumulated	23,044	20,944
Life, accident and health reserves	2,098	2,008
Payable to reinsurers	673	508
Liabilities of managed investment entities	2,625	2,567
Long-term debt	1,062	913
Variable annuity liabilities (separate accounts)	649	665
Other liabilities	1,564	1,546
Total liabilities	41,474	37,318
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 88,490,967 and 89,513,386 shares outstanding	88	90
Capital surplus	1,150	1,123
Retained earnings:
Appropriated — managed investment entities	2	49
Unappropriated	2,946	2,777
Accumulated other comprehensive income, net of tax	718	560
Total shareholders’ equity	4,904	4,599
Noncontrolling interests	174	170
Total equity	5,078	4,769
Total liabilities and equity	$46,552	$42,087

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Property and casualty insurance net earned premiums	$1,132	$949	$2,817	$2,345
Life, accident and health net earned premiums	27	29	82	87
Net investment income	377	338	1,117	996
Realized gains on securities (*)	13	56	44	154
Income (loss) of managed investment entities:
Investment income	29	32	84	98
Gain (loss) on change in fair value of assets/liabilities	(25)	15	(35)	(21)
Other income	28	24	75	71
Total revenues	1,581	1,443	4,184	3,730

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	784	680	1,815	1,503
Commissions and other underwriting expenses	302	261	869	772
Annuity benefits	157	140	491	394
Life, accident and health benefits	37	42	119	120
Annuity and supplemental insurance acquisition expenses	46	40	122	128
Interest charges on borrowed money	18	18	53	54
Expenses of managed investment entities	19	22	60	68
Other expenses	73	98	219	248
Total costs and expenses	1,436	1,301	3,748	3,287
Earnings before income taxes	145	142	436	443
Provision for income taxes	54	44	155	155
Net earnings, including noncontrolling interests	91	98	281	288
Less: Net earnings (loss) attributable to noncontrolling interests	(25)	15	(44)	(25)
Net Earnings Attributable to Shareholders	$116	$83	$325	$313

Earnings Attributable to Shareholders per Common Share:
Basic	$1.30	$0.94	$3.64	$3.51
Diluted	$1.28	$0.92	$3.56	$3.44
Average number of Common Shares:
Basic	89.0	89.1	89.4	89.4
Diluted	90.9	91.0	91.4	91.2

Cash dividends per Common Share	$0.22	$0.195	$0.66	$0.585
________________________________________
(*) Consists of the following:
Realized gains before impairments	$24	$61	$57	$160

Losses on securities with impairment	(11)	(5)	(13)	(6)
Non-credit portion recognized in other comprehensive income (loss)	—	—	—	—
Impairment charges recognized in earnings	(11)	(5)	(13)	(6)
Total realized gains on securities	$13	$56	$44	$154

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net earnings, including noncontrolling interests	$91	$98	$281	$288
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(73)	4	194	(162)
Reclassification adjustment for realized gains included in net earnings	(8)	(36)	(28)	(99)
Total net unrealized gains (losses) on securities	(81)	(32)	166	(261)
Foreign currency translation adjustments	(2)	3	(5)	(6)
Other comprehensive income (loss), net of tax	(83)	(29)	161	(267)
Total comprehensive income, net of tax	8	69	442	21
Less: Comprehensive income (loss) attributable to noncontrolling interests	(27)	15	(41)	(31)
Comprehensive income attributable to shareholders	$35	$54	$483	$52

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2013	89,513,386	$1,213	$49	$2,777	$560	$4,599	$170	$4,769
Net earnings	—	—	—	325	—	325	(44)	281
Other comprehensive income	—	—	—	—	158	158	3	161
Allocation of losses of managed investment entities	—	—	(47)	—	—	(47)	47	—
Dividends on Common Stock	—	—	—	(59)	—	(59)	—	(59)
Shares issued:
Exercise of stock options	972,847	34	—	—	—	34	—	34
Other benefit plans	227,782	7	—	—	—	7	—	7
Dividend reinvestment plan	9,749	1	—	—	—	1	—	1
Stock-based compensation expense	—	14	—	—	—	14	—	14
Shares acquired and retired	(2,209,007)	(31)	—	(96)	—	(127)	—	(127)
Shares exchanged — benefit plans	(23,790)	—	—	(1)	—	(1)	—	(1)
Other	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2014	88,490,967	$1,238	$2	$2,946	$718	$4,904	$174	$5,078

Balance at December 31, 2012	88,979,303	$1,152	$75	$2,520	$831	$4,578	$170	$4,748
Net earnings	—	—	—	313	—	313	(25)	288
Other comprehensive loss	—	—	—	—	(261)	(261)	(6)	(267)
Allocation of losses of managed investment entities	—	—	(30)	—	—	(30)	30	—
Dividends on Common Stock	—	—	—	(52)	—	(52)	—	(52)
Shares issued:
Exercise of stock options	1,350,551	44	—	—	—	44	—	44
Other benefit plans	376,574	6	—	—	—	6	—	6
Dividend reinvestment plan	10,514	—	—	—	—	—	—	—
Stock-based compensation expense	—	15	—	—	—	15	—	15
Shares acquired and retired	(1,448,156)	(19)	—	(51)	—	(70)	—	(70)
Shares exchanged — benefit plans	(45,179)	—	—	(1)	—	(1)	—	(1)
Other	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2013	89,223,607	$1,198	$45	$2,729	$570	$4,542	$168	$4,710

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended September 30,
	2014	2013
Operating Activities:
Net earnings, including noncontrolling interests	$281	$288
Adjustments:
Depreciation and amortization	95	110
Annuity benefits	491	394
Realized gains on investing activities	(48)	(162)
Net (purchases) sales of trading securities	(39)	20
Deferred annuity and life policy acquisition costs	(144)	(148)
Change in:
Reinsurance and other receivables	(459)	(288)
Other assets	(38)	(108)
Insurance claims and reserves	505	(7)
Payable to reinsurers	162	126
Other liabilities	(92)	161
Managed investment entities’ assets/liabilities	(44)	(23)
Other operating activities, net	4	25
Net cash provided by operating activities	674	388

Investing Activities:
Purchases of:
Fixed maturities	(5,358)	(4,903)
Equity securities	(356)	(334)
Mortgage loans	(355)	(100)
Real estate, property and equipment	(34)	(43)
Businesses	(267)	—
Proceeds from:
Maturities and redemptions of fixed maturities	2,252	2,356
Repayments of mortgage loans	74	97
Sales of fixed maturities	262	257
Sales of equity securities	97	278
Cash and cash equivalents of businesses acquired	1,078	—
Managed investment entities:
Purchases of investments	(1,075)	(1,061)
Proceeds from sales and redemptions of investments	1,153	1,515
Other investing activities, net	94	25
Net cash used in investing activities	(2,435)	(1,913)

Financing Activities:
Annuity receipts	2,725	2,852
Annuity surrenders, benefits and withdrawals	(1,289)	(1,157)
Net transfers from variable annuity assets	36	25
Additional long-term borrowings	145	—
Reductions of long-term debt	(1)	(40)
Issuances of managed investment entities’ liabilities	538	747
Retirement of managed investment entities’ liabilities	(571)	(1,196)
Issuances of Common Stock	35	45
Repurchases of Common Stock	(127)	(70)
Cash dividends paid on Common Stock	(59)	(52)
Other financing activities, net	—	(3)
Net cash provided by financing activities	1,432	1,151
Net Change in Cash and Cash Equivalents	(329)	(374)
Cash and cash equivalents at beginning of period	1,639	1,705
Cash and cash equivalents at end of period	$1,310	$1,331

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Acquisitions	I.	Goodwill and Other Intangibles
C.	Segments of Operations	J.	Long-Term Debt
D.	Fair Value Measurements	K.	Shareholders’ Equity
E.	Investments	L.	Income Taxes
F.	Derivatives	M.	Contingencies
G.	Deferred Policy Acquisition Costs

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2014, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Other than the recording of the acquisition of Summit Holding Southeast, Inc. and its related companies (see Note B — “Acquisitions”), AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in the first nine months of 2014 or 2013.

Investments   Fixed maturity and equity securities classified as “available for sale” are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) in AFG’s Balance Sheet. Fixed maturity and equity securities classified as “trading” are reported at fair value with changes in unrealized holding gains or losses during the period included in net investment income. Mortgage and policy loans are carried primarily at the aggregate unpaid balance.

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

Derivatives   Derivatives included in AFG’s Balance Sheet are recorded at fair value. Changes in fair value of derivatives are included in earnings, unless the derivatives are designated as cash flow hedges. Derivatives that do not qualify for hedge accounting under GAAP consist primarily of (i) components of certain fixed maturity securities (primarily interest-only MBS) and (ii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products.

To qualify for hedge accounting, at the inception of a derivative contract, AFG formally documents the relationship between the terms of the hedge and the hedged items and its risk management objective. This documentation includes defining how hedge effectiveness and ineffectiveness will be measured on a retrospective and prospective basis. Changes in the fair value of derivatives that are designated and qualify as highly effective cash flow hedges are recorded in AOCI and are reclassified into earnings when the variability of the cash flows from the hedged items impact earnings. Any hedge ineffectiveness is immediately recorded in current period earnings. When the change in the fair value of a qualifying cash flow hedge is included in earnings, it is included in the same line item in the Consolidated Statement of Earnings as the cash flows from the hedged item. Qualifying highly effective cash flow hedges include interest rate swaps, which are used to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

At September 30, 2014, assets and liabilities of managed investment entities included $153 million in assets and $124 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that is expected to close in the fourth quarter of 2014. Upon closing, all warehoused assets are expected to be transferred to the new CLO and the liabilities will be repaid.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-13 to address the diversity in practice regarding the accounting for assets and liabilities of a consolidated collateralized financing entity (such as a CLO) when an election has

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

been made to account for that entity’s assets and liabilities at fair value. As discussed above, the fair values of a CLO’s assets may differ from the fair values of its liabilities even though the liabilities only have recourse to the assets, which results in “appropriated retained earnings — managed investment entities” in AFG’s Balance Sheet. Under ASU 2014-13, AFG will have the option to set the carrying value of the CLO liabilities equal to the fair value of the CLO assets (which have more observable fair values) as an alternative to reporting those liabilities at fair value. Under this alternative, CLO earnings attributable to AFG’s shareholders would continue to be measured by the change in the fair value of AFG’s investments in the CLOs and management fees earned. However, as a result of setting the carrying value of the CLO liabilities equal to the fair value of the CLO assets, there would no longer be any excess carrying value of CLO assets over the carrying value of CLO liabilities to be reported as “appropriated retained earnings — managed investment entities” in AFG’s Balance Sheet or any CLO earnings to be attributed to noncontrolling interests in AFG’s Statement of Earnings. If AFG elects to continue to measure both the CLO assets and liabilities at fair value, ASU 2014-13 will require amounts currently reflected as “appropriated retained earnings — managed investment entities” to be reclassified to unappropriated retained earnings in the Balance Sheet and amounts currently attributed to noncontrolling interests in the Statement of Earnings to be included in earnings attributable to AFG shareholders. AFG will be required to adopt this guidance effective on January 1, 2016, but may elect to early adopt the guidance as of January 1, 2015 (as permitted). AFG expects to elect the alternative measurement guidance, which is not expected to have a material impact on AFG’s net earnings attributable to shareholders. Management is currently evaluating the early adoption provisions, transition guidance and overall impact of the ASU on AFG’s Consolidated Financial Statements.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

stock-based compensation plans: third quarter of 2014 and 2013 — 1.9 million and 1.9 million; first nine months of 2014 and 2013 — 2.0 million and 1.8 million, respectively.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: third quarter of 2014 and 2013 — 1.2 million and 1.0 million; first nine months of 2014 and 2013 — 1.0 million and 1.3 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2014 and 2013 periods.

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

On April 1, 2014, AFG acquired Summit Holding Southeast, Inc. and its related companies (“Summit”), from Liberty Mutual Insurance for $259 million using cash on hand at the parent company. Immediately following the acquisition, AFG made a capital contribution of $140 million, bringing its total capital investment in the Summit business to $399 million. Summit is based in Lakeland, Florida and is a leading provider of specialty workers’ compensation solutions in the southeastern United States with over $500 million in net written premiums in 2013. Summit continues to operate under the Summit brand as a member of AFG’s Great American Insurance Group. Summit is included in the Specialty casualty sub-segment and generated a total of $268 million in net earned premiums in the second and third quarters of 2014.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Expenses related to the acquisition were less than $1 million and were expensed as incurred. The purchase price was allocated to the acquired assets and liabilities of Summit based on management’s best estimate of fair value as of the acquisition date. The allocation of the purchase price is shown in the table below (in millions):

Total purchase price		$259

Tangible assets acquired:
Cash and cash equivalents	$1,078
Fixed maturities, available for sale	92
Recoverables from reinsurers	116
Agents’ balances and premiums receivable	41
Deferred tax assets, net (a)	67
Other receivables	21
Other assets	11
Total tangible assets acquired		1,426

Liabilities acquired:
Unpaid losses and loss adjustment expenses	1,142
Unearned premiums	3
Payable to reinsurers	3
Other liabilities	66
Total liabilities acquired		1,214

Net tangible assets acquired, at fair value		212
Excess purchase price over net tangible assets acquired		$47

Allocation of excess purchase price:
Intangible assets acquired (b)		$47
Deferred tax on intangible assets acquired (a)		(16)
Goodwill		16
		$47

(a)	Included with AFG’s net deferred tax liabilities, which are included in Other liabilities in AFG’s Consolidated Balance Sheet.

(b)	Included in Other assets in AFG’s Consolidated Balance Sheet.

AFG believes that the agents’ balances and other acquired receivables are collectible. The intangible assets acquired include $1 million in indefinite lived intangible assets related to state insurance licenses and $46 million in finite lived intangibles, primarily related to agency relationships. The finite lived intangibles will be amortized over an average life of 7 years. The fair value of the acquired liability for unpaid losses and loss adjustment expenses and related recoverables from reinsurers was estimated by discounting actuarial projected future net cash flows using the U.S. Treasury yield curve (with an adjustment for the illiquidity of insurance reserves) and then adding a risk adjustment to reflect the net present value of the profit that a market participant would require in return for the assumption of the risk associated with the reserves. The fair value of Summit’s agency relationship was estimated using a multi-period excess earnings method, which is a form of the income approach. The acquisition resulted in the recognition of $16 million in non-deductible goodwill based on the excess of the purchase price over the fair value of the net assets acquired. The goodwill represents the fair value of acquired intangible assets that do not qualify for separate recognition, including the value of Summit’s assembled workforce.

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
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$504	$517	$1,129	$1,111
Specialty casualty	486	289	1,266	825
Specialty financial	115	121	348	350
Other specialty	27	22	74	59
Total premiums earned	1,132	949	2,817	2,345
Net investment income	76	65	219	196
Other income	4	1	8	10
Total property and casualty insurance	1,212	1,015	3,044	2,551
Annuity:
Net investment income	287	259	851	764
Other income	20	17	57	46
Total annuity	307	276	908	810
Run-off long-term care and life	48	50	147	147
Other	1	46	41	68
Total revenues before realized gains	1,568	1,387	4,140	3,576
Realized gains on securities	13	56	44	154
Total revenues	$1,581	$1,443	$4,184	$3,730

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$11	$16	$(1)	$(5)
Specialty casualty	32	19	100	70
Specialty financial	21	22	46	50
Other specialty	6	5	13	16
Other lines (a)	(24)	(54)	(25)	(61)
Total underwriting	46	8	133	70
Investment and other income, net	64	53	180	169
Total property and casualty insurance	110	61	313	239
Annuity (b)	86	78	243	231
Run-off long-term care and life	1	(4)	(3)	(7)
Other (c)	(65)	(49)	(161)	(174)
Total earnings before realized gains and income taxes	132	86	392	289
Realized gains on securities	13	56	44	154
Total earnings before income taxes	$145	$142	$436	$443

(a)	Includes special charges of $24 million and $54 million in the third quarter of 2014 and 2013, respectively, to increase asbestos and environmental (“A&E”) reserves.

(b)	Includes a $5 million charge in the second quarter of 2013 to cover expected assessments from state guaranty funds related to the insolvency and liquidation of an unaffiliated life insurance company.

(c)
Includes holding company expenses and earnings (losses) of managed investment entities attributable to noncontrolling interest of ($29) million and $12 million for the third quarter and ($47) million and ($30) million for the first nine months of 2014 and 2013, respectively. Holding company expenses includes special charges totaling $6 million in the third quarter of 2014 and $22 million in the third quarter of 2013 to increase A&E reserves related to AFG’s former railroad and manufacturing operations.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2014
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$168	$182	$15	$365
States, municipalities and political subdivisions	—	6,304	66	6,370
Foreign government	—	204	—	204
Residential MBS	—	4,326	263	4,589
Commercial MBS	—	2,464	27	2,491
Asset-backed securities (“ABS”)	—	3,440	179	3,619
Corporate and other	30	11,855	442	12,327
Total AFS fixed maturities	198	28,775	992	29,965
Trading fixed maturities	30	312	—	342
Equity securities	1,305	88	81	1,474
Assets of managed investment entities (“MIE”)	281	2,636	29	2,946
Variable annuity assets (separate accounts) (*)	—	649	—	649
Other investments — derivatives	—	288	—	288
Total assets accounted for at fair value	$1,814	$32,748	$1,102	$35,664
Liabilities:
Liabilities of managed investment entities	$242	$—	$2,383	$2,625
Derivatives in annuity benefits accumulated	—	—	1,085	1,085
Other liabilities — derivatives	—	13	—	13
Total liabilities accounted for at fair value	$242	$13	$3,468	$3,723

December 31, 2013
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$147	$152	$15	$314
States, municipalities and political subdivisions	—	5,311	61	5,372
Foreign government	—	208	—	208
Residential MBS	—	3,994	316	4,310
Commercial MBS	—	2,696	28	2,724
Asset-backed securities	—	2,418	75	2,493
Corporate and other	28	10,672	335	11,035
Total AFS fixed maturities	175	25,451	830	26,456
Trading fixed maturities	—	305	—	305
Equity securities	1,023	125	31	1,179
Assets of managed investment entities	266	2,592	30	2,888
Variable annuity assets (separate accounts) (*)	—	665	—	665
Other investments — derivatives	—	274	—	274
Total assets accounted for at fair value	$1,464	$29,412	$891	$31,767
Liabilities:
Liabilities of managed investment entities	$156	$—	$2,411	$2,567
Derivatives in annuity benefits accumulated	—	—	804	804
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$156	$10	$3,215	$3,381

(*)    Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During the third quarter ended September 30, 2014, there were no transfers from Level 1 to Level 2. During the nine months ended September 30, 2014, nine perpetual preferred stocks with an aggregate fair value of $55 million were transferred from Level 1 to Level 2 due to insufficient trade data to warrant classification in Level 1. During the third quarter and nine months ended September 30, 2014, there were fourteen perpetual preferred stocks with an aggregate fair value of $96 million transferred from Level 2 to Level 1 as a result of increases in trade frequency sufficient to warrant classification in Level 1. During the first nine months of 2013 (in the third quarter), there was one perpetual preferred stock with a fair value of $10 million transferred from Level 1 to Level 2 due to a decrease in trade frequency, resulting in lack of available trade data sufficient to warrant classification in Level 1. Transfers from Level 2 to Level 1 for the third quarter and nine months ended September 30, 2013 included six and ten perpetual preferred stocks with an aggregate fair value of $46 million and one common stock with a fair value of $16 million. In addition, for the nine months ended September 30, 2013, one mandatory redeemable preferred stock with a fair value of $11 million was transferred from Level 2 to Level 1. All Level 2 to Level 1 transfers were a result of increases in trade frequency sufficient to warrant classification in Level 1. Approximately 3% of the total assets carried at fair value on September 30, 2014, were Level 3 assets. Approximately 85% ($919 million) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than one-half of 1% of the total assets measured at fair value and approximately 2% of AFG’s shareholders’ equity, changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

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

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $1.09 billion at September 30, 2014. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.30% – 1.60% over the risk free rate
Risk margin for uncertainty in cash flows	0.3% reduction in the discount rate
Surrenders	4% – 16% of indexed account value
Partial surrenders	2% – 6% of indexed account value
Annuitizations	1% – 2% of indexed account value
Deaths	1.5% – 2.5% of indexed account value
Budgeted option costs	2.5% – 4.0% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the third quarter and first nine months of 2014 and 2013 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2014	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and Settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2014
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	61	(1)	(1)	—	—	7	—	66
Residential MBS	256	—	(1)	8	(8)	20	(12)	263
Commercial MBS	28	(1)	—	—	—	—	—	27
Asset-backed securities	204	—	(3)	8	(7)	—	(23)	179
Corporate and other	313	(1)	1	51	(13)	91	—	442
Equity securities	81	—	(2)	2	—	—	—	81
Assets of MIE	27	—	—	3	(1)	—	—	29
Liabilities of MIE (*)	(2,322)	5	—	(135)	69	—	—	(2,383)
Embedded derivatives	(1,026)	(21)	—	(51)	13	—	—	(1,085)

(*)	Total realized/unrealized gains (losses) included in net income includes gains of $6 million related to liabilities outstanding as of September 30, 2014. See Note H — “Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2013	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2013
AFS fixed maturities:
U.S. government agency	$20	$—	$(1)	$—	$—	$—	$—	$19
State and municipal	63	—	(1)	—	—	—	—	62
Residential MBS	329	1	8	—	(13)	43	(47)	321
Commercial MBS	28	1	(1)	—	—	—	—	28
Asset-backed securities	180	—	—	—	(4)	11	(1)	186
Corporate and other	295	—	(4)	6	(3)	—	(4)	290
Equity securities	78	(2)	—	—	—	—	(19)	57
Assets of MIE	31	—	—	—	—	—	—	31
Liabilities of MIE (*)	(2,482)	17	—	(95)	236	—	—	(2,324)
Embedded derivatives	(577)	(33)	—	(53)	10	—	—	(653)

(*)	Total realized/unrealized gains (losses) included in net income includes gains of $20 million related to liabilities outstanding as of September 30, 2013. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2013	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2014
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	61	(1)	(1)	—	—	7	—	66
Residential MBS	316	3	5	8	(23)	58	(104)	263
Commercial MBS	28	(1)	—	—	—	—	—	27
Asset-backed securities	75	3	(2)	68	(23)	81	(23)	179
Corporate and other	335	4	4	72	(59)	91	(5)	442
Equity securities	31	1	2	48	(9)	22	(14)	81
Assets of MIE	30	(2)	—	3	(2)	—	—	29
Liabilities of MIE (*)	(2,411)	(3)	—	(335)	366	—	—	(2,383)
Embedded derivatives	(804)	(153)	—	(162)	34	—	—	(1,085)

(*)	Total realized/unrealized gains (losses) included in net income includes gains of $12 million related to liabilities outstanding as of September 30, 2014. See Note H — “Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2012	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2013
AFS fixed maturities:
U.S. government agency	$20	$—	$(1)	$—	$—	$—	$—	$19
State and municipal	58	—	(2)	10	—	—	(4)	62
Residential MBS	371	5	7	6	(42)	68	(94)	321
Commercial MBS	22	—	(1)	—	—	7	—	28
Asset-backed securities	253	3	(2)	12	(49)	11	(42)	186
Corporate and other	236	—	(14)	61	(9)	24	(8)	290
Equity securities	37	(2)	2	48	—	—	(28)	57
Assets of MIE	40	(3)	—	6	(6)	—	(6)	31
Liabilities of MIE (*)	(2,745)	(22)	—	(501)	925	—	19	(2,324)
Embedded derivatives	(465)	(110)	—	(102)	24	—	—	(653)

(*)	Total realized/unrealized gains (losses) included in net income includes gains of $2 million related to liabilities outstanding as of September 30, 2013. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Financial assets:
Cash and cash equivalents	$1,310	$1,310	$1,310	$—	$—
Mortgage loans	1,064	1,063	—	—	1,063
Policy loans	230	230	—	—	230
Total financial assets not accounted for at fair value	$2,604	$2,603	$1,310	$—	$1,293
Financial liabilities:
Annuity benefits accumulated (*)	$22,839	$22,286	$—	$—	$22,286
Long-term debt	1,062	1,164	—	1,089	75
Total financial liabilities not accounted for at fair value	$23,901	$23,450	$—	$1,089	$22,361

December 31, 2013
Financial assets:
Cash and cash equivalents	$1,639	$1,639	$1,639	$—	$—
Mortgage loans	781	779	—	—	779
Policy loans	238	238	—	—	238
Total financial assets not accounted for at fair value	$2,658	$2,656	$1,639	$—	$1,017
Financial liabilities:
Annuity benefits accumulated (*)	$20,741	$19,959	$—	$—	$19,959
Long-term debt	913	985	—	909	76
Total financial liabilities not accounted for at fair value	$21,654	$20,944	$—	$909	$20,035
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities and equity securities at September 30, 2014 and December 31, 2013, consisted of the following (in millions):

	September 30, 2014				December 31, 2013
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$360	$365	$7	$(2)	$310	$314	$7	$(3)
States, municipalities and political subdivisions	6,103	6,370	294	(27)	5,360	5,372	156	(144)
Foreign government	195	204	9	—	198	208	10	—
Residential MBS	4,189	4,589	416	(16)	3,947	4,310	391	(28)
Commercial MBS	2,328	2,491	163	—	2,535	2,724	192	(3)
Asset-backed securities	3,601	3,619	37	(19)	2,477	2,493	35	(19)
Corporate and other	11,633	12,327	725	(31)	10,539	11,035	604	(108)
Total fixed maturities	$28,409	$29,965	$1,651	$(95)	$25,366	$26,456	$1,395	$(305)
Common stocks	$908	$1,088	$216	$(36)	$721	$914	$209	$(16)
Perpetual preferred stocks	$371	$386	$19	$(4)	$266	$265	$9	$(10)
The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at September 30, 2014 and December 31, 2013, respectively, were $222 million and $229 million. Gross unrealized gains on such securities at September 30, 2014 and December 31, 2013 were $154 million and $150 million, respectively. Gross unrealized losses on such securities at September 30, 2014 and December 31, 2013 were $7 million and $13 million, respectively. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and nearly all relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
September 30, 2014
Fixed maturities:
U.S. Government and government agencies	$—	$22	100%	$(2)	$15	88%
States, municipalities and political subdivisions	(7)	617	99%	(20)	566	97%
Foreign government	—	84	100%	—	—	—%
Residential MBS	(4)	330	99%	(12)	225	95%
Commercial MBS	—	44	100%	—	11	100%
Asset-backed securities	(10)	1,490	99%	(9)	485	98%
Corporate and other	(13)	1,277	99%	(18)	580	97%
Total fixed maturities	$(34)	$3,864	99%	$(61)	$1,882	97%
Common stocks	$(36)	$278	89%	$—	$—	—%
Perpetual preferred stocks	$(1)	$61	98%	$(3)	$57	95%

December 31, 2013
Fixed maturities:
U.S. Government and government agencies	$(3)	$60	95%	$—	$—	—%
States, municipalities and political subdivisions	(135)	2,219	94%	(9)	73	89%
Residential MBS	(9)	553	98%	(19)	212	92%
Commercial MBS	(3)	106	97%	—	2	100%
Asset-backed securities	(18)	1,310	99%	(1)	28	97%
Corporate and other	(101)	2,634	96%	(7)	85	92%
Total fixed maturities	$(269)	$6,882	96%	$(36)	$400	92%
Common stocks	$(16)	$158	91%	$—	$—	—%
Perpetual preferred stocks	$(6)	$91	94%	$(4)	$20	83%

At September 30, 2014, the gross unrealized losses on fixed maturities of $95 million relate to 824 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 80% of the gross unrealized loss and 89% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first nine months of 2014, AFG recorded less than $1 million in other-than-temporary impairment charges related to its residential MBS.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2014.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions).

	2014	2013
Balance at June 30	$175	$191
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(2)	—
Balance at September 30	$173	$191

Balance at January 1	$194	$192
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(21)	(1)
Balance at September 30	$173	$191

The table below sets forth the scheduled maturities of available for sale fixed maturities as of September 30, 2014 (in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$812	$826	3%
After one year through five years	4,144	4,483	15%
After five years through ten years	7,910	8,277	27%
After ten years	5,425	5,680	19%
	18,291	19,266	64%
ABS (average life of approximately 3-1/2 years)	3,601	3,619	12%
MBS (average life of approximately 4-1/2 years)	6,517	7,080	24%
Total	$28,409	$29,965	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at September 30, 2014 or December 31, 2013.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
September 30, 2014
Unrealized gain on:
Fixed maturities — annuity segment (*)	$1,077	$(377)	$700
Fixed maturities — all other	479	(177)	302
Equity securities	195	(71)	124
Deferred policy acquisition costs — annuity segment	(496)	174	(322)
Annuity benefits accumulated	(108)	38	(70)
Life, accident and health reserves	(41)	13	(28)
Unearned revenue	30	(10)	20
	$1,136	$(410)	$726

December 31, 2013
Unrealized gain on:
Fixed maturities — annuity segment (*)	$729	$(255)	$474
Fixed maturities — all other	361	(133)	228
Equity securities	192	(70)	122
Deferred policy acquisition costs — annuity segment	(345)	121	(224)
Annuity benefits accumulated	(71)	25	(46)
Life, accident and health reserves	(8)	3	(5)
Unearned revenue	22	(8)	14
	$880	$(317)	$563

(*)	Unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Investment income:
Fixed maturities	$342	$310	$1,007	$920
Equity securities	16	15	48	36
Equity in earnings of partnerships and similar investments	2	—	15	—
Other	20	17	56	52
Gross investment income	380	342	1,126	1,008
Investment expenses	(3)	(4)	(9)	(12)
Net investment income	$377	$338	$1,117	$996

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (a)	Tax Effects	Noncon- trolling Interests	Total
Quarter ended September 30, 2014
Realized before impairments	$10	$16	$(1)	$(1)	$(10)	$—	$14
Realized — impairments	(9)	(5)	—	3	5	—	(6)
Change in unrealized	(145)	(40)	—	60	44	2	(79)

Quarter ended September 30, 2013
Realized before impairments	$6	$54	$—	$1	$(22)	$(1)	$38
Realized — impairments	—	(5)	—	—	2	—	(3)
Change in unrealized	(57)	(28)	—	37	16	—	(32)

Nine months ended September 30, 2014
Realized before impairments	$32	$26	$—	$(1)	$(21)	$(1)	$35
Realized — impairments	(10)	(6)	—	3	5	—	(8)
Change in unrealized	466	3	—	(213)	(90)	(3)	163

Nine months ended September 30, 2013
Realized before impairments	$33	$125	$2	$—	$(57)	$(2)	$101
Realized — impairments	—	(5)	(1)	—	2	—	(4)
Change in unrealized	(797)	26	—	370	140	6	(255)

(a)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Nine months ended September 30,
	2014	2013
Fixed maturities:
Gross gains	$28	$36
Gross losses	(2)	(4)
Equity securities:
Gross gains	27	126
Gross losses	—	(6)

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies” to the financial statements, AFG uses derivatives in certain areas of its operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Derivatives That Do Not Qualify for Hedge Accounting  The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		September 30, 2014		December 31, 2013
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$161	$—	$140	$—
Public company warrants	Equity securities	17	—	19	—
Interest rate swaptions	Other investments	—	—	2	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	1,085	—	804
Equity index call options	Other investments	288	—	272	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	12	—	10
		$466	$1,097	$433	$814

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

AFG has $200 million notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring in 2015) outstanding at September 30, 2014, which are used to mitigate interest rate risk in its annuity operations. AFG paid $4 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.

AFG’s fixed-indexed annuities, which represented approximately one-half of annuity benefits accumulated at September 30, 2014, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($252 million at September 30, 2014) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A to the financial statements, certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the third quarter and first nine months of 2014 and 2013 (in millions):

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statement of Earnings Line	2014	2013	2014	2013
MBS with embedded derivatives	Realized gains on securities	$—	$1	$7	$—
Public company warrants	Realized gains on securities	—	—	(2)	1
Interest rate swaptions	Realized gains on securities	—	—	(2)	1
Fixed-indexed annuities (embedded derivative)	Annuity benefits	(21)	(33)	(153)	(110)
Equity index call options	Annuity benefits	19	32	112	125
Reinsurance contracts (embedded derivative)	Net investment income	1	2	(2)	7
		$(1)	$2	$(40)	$24

Derivatives Designated and Qualifying as Cash Flow Hedges  In the third quarter of 2014, AFG entered into a five-year $431 million notional amount interest rate swap under which AFG receives fixed rate interest payments in exchange for variable interest payments based on one-month LIBOR. The purpose of the swap is to effectively convert a portion of AFG’s

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

floating rate MBS to fixed rate by offsetting the variability in cash flows attributable to changes in one-month LIBOR. The notional amount of the swap amortizes down over its five-year life in anticipation of an expected decline in AFG’s portfolio of MBS with interest rates based on one-month LIBOR. The fair value of the effective portion of the interest rate swap was less than $1 million at September 30, 2014, and is included in AOCI. In the third quarter of 2014, less than $1 million was reclassified from AOCI to net investment income and there was no ineffectiveness recorded in Net Earnings.

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales				Consolidated
	Costs	Costs	Inducements	PVFP	Unrealized	Total	Total
Balance at June 30, 2014	$219	$918	$141	$79	$(551)	$587	$806
Additions	129	42	1	—	—	43	172
Amortization:
Periodic amortization	(127)	(38)	(7)	(3)	—	(48)	(175)
Included in realized gains	—	1	1	—	—	2	2
Foreign currency translation	(2)	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	55	55	55
Balance at September 30, 2014	$219	$923	$136	$76	$(496)	$639	$858

Balance at June 30, 2013	$208	$797	$159	$92	$(438)	$610	$818
Additions	118	65	4	—	—	69	187
Periodic amortization	(119)	(32)	(8)	(3)	—	(43)	(162)
Foreign currency translation	(1)	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	25	25	25
Balance at September 30, 2013	$206	$830	$155	$89	$(413)	$661	$867

Balance at December 31, 2013	$211	$875	$149	$85	$(345)	$764	$975
Additions	380	144	6	—	—	150	530
Amortization:
Periodic amortization	(371)	(98)	(20)	(9)	—	(127)	(498)
Included in realized gains	—	2	1	—	—	3	3
Foreign currency translation	(1)	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	(151)	(151)	(151)
Balance at September 30, 2014	$219	$923	$136	$76	$(496)	$639	$858

Balance at December 31, 2012	$204	$787	$170	$99	$(710)	$346	$550
Additions	360	148	8	—	—	156	516
Periodic amortization	(356)	(105)	(23)	(10)	—	(138)	(494)
Foreign currency translation	(2)	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	297	297	297
Balance at September 30, 2013	$206	$830	$155	$89	$(413)	$661	$867

The present value of future profits (“PVFP”) amounts in the table above are net of $207 million and $198 million of accumulated amortization at September 30, 2014 and December 31, 2013, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 7.5% to 51.2% of the most subordinate debt tranche of twelve collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2004 and 2014, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG), and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $318 million (including $120 million invested in the most subordinate debt tranches) at September 30, 2014, and $271 million at December 31, 2013.

In July 2014, AFG formed a new CLO, which issued $410 million face amount of liabilities (including $68 million face amount purchased by subsidiaries of AFG). During the first nine months of 2014, AFG subsidiaries also purchased $8 million face amount of senior debt tranches of existing CLOs for $8 million and received redemption proceeds of $57 million from its CLO investments.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$(30)	$(2)	$(32)	$1
Liabilities	5	17	(3)	(22)
Management fees paid to AFG	7	4	18	12
CLO earnings (losses) attributable to (b):
AFG shareholders	7	9	18	27
Noncontrolling interests	(29)	12	(47)	(30)

(a)	Included in Revenues in AFG’s Statement of Earnings.

(b)	Included in Earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $42 million and $15 million at September 30, 2014 and December 31, 2013. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $112 million and $109 million at those dates. The CLO assets include $2 million and $1 million in loans at September 30, 2014 and December 31, 2013, respectively, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $6 million at both of those dates).

I.    Goodwill and Other Intangibles

The carrying value of goodwill was $201 million at September 30, 2014 compared to $185 million at December 31, 2013, an increase of $16 million due to the April 1, 2014, acquisition of Summit as discussed in Note B — “Acquisitions.”

Included in other assets in AFG’s Balance Sheet is $55 million at September 30, 2014 and $14 million at December 31, 2013 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $86 million and $75 million, respectively. The increase in amortizable intangible assets in the first nine months of 2014 reflects the acquisition of Summit in April 2014 (see Note B — “Acquisitions”) and a renewal rights intangible asset established in connection with the acquisition of a small property and casualty book of business in the first quarter of 2014. Amortization of intangibles was $6 million and $3 million in the third quarters and $14 million and $10 million in the first nine months of 2014 and 2013, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Long-Term Debt

The carrying value of long-term debt consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Direct Senior Obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
Other	3	3
	840	840

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	—

Subsidiaries:
Notes payable secured by real estate due 2014 through 2016	60	61
National Interstate bank credit facility	12	12
	72	73
	$1,062	$913

Scheduled principal payments on debt for the balance of 2014, the subsequent five years and thereafter were as follows: 2014 — $1 million; 2015 — $14 million; 2016 — $45 million; 2017 — $12 million; 2018 — none; 2019 — $350 million and thereafter — $640 million.

As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	September 30, 2014	December 31, 2013
Senior unsecured obligations	$852	$852
Subordinated unsecured obligations	150	—
Obligations secured by real estate	60	61
	$1,062	$913

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at September 30, 2014 or December 31, 2013.

National Interstate can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. At September 30, 2014, there was $12 million outstanding under this agreement, bearing interest at 1.20% (six-month LIBOR plus 0.875%).

In September 2014, AFG issued $150 million in 6-1/4% Subordinated Debentures due 2054. The net proceeds of the offering will be used for general corporate purposes, which may include repurchases of AFG’s outstanding Common Stock or the redemption of all or a portion of AFG’s $132 million outstanding aggregate principal amount of 7% Senior Notes due September 2050, which become redeemable (at par) at AFG’s option beginning on September 30, 2015.

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

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Quarter ended September 30, 2014
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$(111)	$38	$(73)	$2	$(71)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(14)	6	(8)	—	(8)
Total net unrealized gains on securities (b)	$805	(125)	44	(81)	2	(79)	$726
Foreign currency translation adjustments	(2)	(2)	—	(2)	—	(2)	(4)
Pension and other postretirement plans adjustments	(4)	—	—	—	—	—	(4)
Total	$799	$(127)	$44	$(83)	$2	$(81)	$718

Quarter ended September 30, 2013
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$8	$(4)	$4	$(1)	$3
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(56)	20	(36)	1	(35)
Total net unrealized gains on securities	$600	(48)	16	(32)	—	(32)	$568
Foreign currency translation adjustments	5	3	—	3	—	3	8
Pension and other postretirement plans adjustments	(6)	—	—	—	—	—	(6)
Total	$599	$(45)	$16	$(29)	$—	$(29)	$570

Nine months ended September 30, 2014
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$300	$(106)	$194	$(4)	$190
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(44)	16	(28)	1	(27)
Total net unrealized gains on securities (b)	$563	256	(90)	166	(3)	163	$726
Foreign currency translation adjustments	1	(5)	—	(5)	—	(5)	(4)
Pension and other postretirement plans adjustments	(4)	—	—	—	—	—	(4)
Total	$560	$251	$(90)	$161	$(3)	$158	$718

Nine months ended September 30, 2013
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$(248)	$86	$(162)	$4	$(158)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(153)	54	(99)	2	(97)
Total net unrealized gains on securities	$823	(401)	140	(261)	6	(255)	$568
Foreign currency translation adjustments	14	(6)	—	(6)	—	(6)	8
Pension and other postretirement plans adjustments	(6)	—	—	—	—	—	(6)
Total	$831	$(407)	$140	$(267)	$6	$(261)	$570

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Consolidated Statement of Earnings:

OCI component	Affected line in the Consolidated Statement of Earnings
Pretax	Realized gains on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $60 million at both September 30, 2014 and June 30, 2014 and $54 million at December 31, 2013 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2014, AFG issued 102,330 shares of restricted Common Stock (fair value of $56.44 per share) and granted stock options for 1.0 million shares of Common Stock (at an average exercise price of $56.47) under the Stock Incentive Plan. In addition, AFG issued 84,036 shares of Common Stock (fair value of $57.16 per share) in the first quarter of 2014 under the Equity Bonus Plan.

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

	Nine months ended September 30,
	2014	2013
Exercise price	$56.47	$44.01
Expected dividend yield	1.6%	1.8%
Expected volatility	26%	39%
Expected term (in years)	7.25	7.25
Risk-free rate	2.20%	1.36%

Grant date fair value	$14.66	$15.10

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $4 million and $10 million in the third quarter and $18 million and $30 million in the first nine months of 2014 and 2013, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in the Statement of Earnings (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$145		$142		$436		$443

Income taxes at statutory rate	$51	35%	$50	35%	$153	35%	$155	35%
Effect of:
Tax exempt interest	(6)	(4%)	(5)	(3%)	(18)	(4%)	(16)	(4%)
Losses of managed investment entities	10	7%	(4)	(3%)	16	4%	11	3%
Subsidiaries not in AFG’s tax return	1	1%	1	1%	—	—%	1	—%
Other	(2)	(2%)	2	1%	4	1%	4	1%
Provision for income taxes as shown in the Statement of Earnings	$54	37%	$44	31%	$155	36%	$155	35%

In July 2014, AFG finalized a settlement with the IRS related to tax years 2008 and 2009. As a result, AFG’s uncertain tax positions are now effectively settled, allowing AFG to reduce its liability for previously uncertain tax positions and related interest by $20 million in the third quarter of 2014. The majority of the reduction in this liability resulted in offsetting adjustments to AFG’s deferred tax liability and did not impact AFG’s effective tax rate. The portion of the reduction in this liability that favorably impacted the effective tax rate was approximately $4 million.

M.     Contingencies

Except for the $30 million in pretax charges to increase asbestos and environmental reserves discussed in Management’s Discussion and Analysis — “Results of Operations — Special Asbestos and Environmental Reserve Charges,” there have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2013 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims, as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	34	Results of Operations — Third Quarter	47
Overview	35	Segmented Statement of Earnings	47
Critical Accounting Policies	35	Property and Casualty Insurance	48
Liquidity and Capital Resources	35	Annuity	57
Ratios	35	Run-off Long-Term Care and Life	62
Condensed Consolidated Cash Flows	36	Holding Company, Other and Unallocated	63
Parent and Subsidiary Liquidity	37	Results of Operations — First Nine Months	65
Investments	38	Segmented Statement of Earnings	65
Uncertainties	42	Property and Casualty Insurance	66
Managed Investment Entities	42	Annuity	75
Results of Operations	46	Run-off Long-Term Care and Life	80
General	46	Holding Company, Other and Unallocated	81
		Recent Accounting Standards	82

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

Net earnings attributable to AFG’s shareholders for the third quarter and first nine months of 2014 were $116 million ($1.28 per share, diluted) and $325 million ($3.56 per share, diluted), respectively, compared to $83 million ($0.92 per share, diluted) and $313 million ($3.44 per share, diluted) reported in the same periods of 2013. Higher underwriting profits, including lower special A&E charges, and higher net investment income in the property and casualty insurance segment, higher annuity earnings, and lower holding company expenses in the 2014 periods were partially offset by lower realized gains on securities.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements make accounting policies critical are as follows:

•	the establishment of insurance reserves, especially asbestos and environmental-related reserves and reserves for AFG’s closed block of long-term care insurance,

•	the recoverability of reinsurance,

•	the recoverability of deferred acquisition costs,

•	the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and

•	the valuation of investments, including the determination of “other-than-temporary” impairments.

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2013 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	September 30, 2014	December 31,
		2013	2012
Long-term debt	$1,062	$913	$953
Total capital	5,536	5,192	4,907
Ratio of debt to total capital:
Including subordinated debt and debt secured by real estate	19.2%	17.6%	19.4%
Excluding subordinated debt and debt secured by real estate	15.6%	16.6%	18.4%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.84 for the nine months ended September 30, 2014 and 2.15 for the year ended December 31, 2013. Excluding annuity benefits, this ratio was 7.94 and 8.86, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$674	$388
Net cash used in investing activities	(2,435)	(1,913)
Net cash provided by financing activities	1,432	1,151
Net change in cash and cash equivalents	$(329)	$(374)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Net cash provided by operating activities was $674 million for the first nine months of 2014 compared to $388 million in the first nine months of 2013, an increase of $286 million. The $286 million increase in net cash provided by operating activities is due primarily to the timing of claims payments and reinsurance recoveries in the property and casualty insurance operations.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $2.44 billion for the first nine months of 2014 compared to $1.91 billion in the first nine months of 2013, an increase of $522 million. Cash on hand in the annuity and run-off long-term care and life segments decreased by $179 million during the first nine months of 2014 as the investment of funds outpaced the net cash flows received from annuity policyholders. Investing activities also include the purchase and disposal of managed investment entity investments (collateralized loan obligations), which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $78 million source of cash in the first nine months of 2014 compared to a $454 million source of cash in the 2013 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $1.43 billion for the first nine months of 2014 compared to $1.15 billion in the first nine months of 2013, an increase of $281 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.47 billion in the first nine months of 2014 compared to $1.72 billion in the first nine months of 2013, resulting in a $248 million decrease in net cash provided by financing activities in the 2014 period compared to the 2013 period. In September 2014, AFG issued $150 million of 6-1/4% Subordinated Debentures due 2054, the net proceeds of which accounted for a $145 million increase in net cash provided by financing activities in the first nine months of 2014 compared to the first nine months of 2013. During the first nine months of 2014, AFG repurchased $127 million of its Common Stock compared to $70 million repurchased in the first nine months of 2013, which accounted for a $57 million decrease in net cash provided by

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

financing activities in the 2014 period compared to the 2013 period. Financing activities also include the issuance and retirement of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. The retirement of managed investment entity liabilities exceeded issuances by $33 million in the first nine months of 2014 compared to $449 million in the first nine months of 2013, representing a $416 million increase in net cash provided by financing activities in the 2014 period compared to the 2013 period. See Managed Investment Entities in Note A — “Accounting Policies” and Note H — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under the agreement, or under any other parent company short-term borrowing arrangements, during 2013 or the first nine months of 2014. In September 2014, AFG issued $150 million of 6-1/4% Subordinated Debentures due 2054. AFG intends to use the net proceeds from the offering for general corporate purposes, which may include repurchases of outstanding common stock and/or the redemption of all or a portion of the outstanding 7% Senior Notes due 2050, which become redeemable, at par, at AFG’s option beginning in September 2015.

On April 1, 2014, AFG completed the purchase of Summit Holding Southeast, Inc. and its related companies (“Summit”) from Liberty Mutual Insurance for $259 million using cash on hand at the parent company. In addition, AFG made a capital contribution of approximately $140 million, bringing its capital investment in the Summit business to $399 million. Summit’s results of operations are included in AFG’s consolidated results beginning in April of 2014.

During the first nine months of 2014, AFG repurchased 2.2 million shares of its Common Stock for $127 million. In October 2014, AFG repurchased 696,859 additional shares of its Common Stock for $40 million. During 2013, AFG repurchased 1.4 million shares of its Common Stock for $70 million.

Under tax allocation agreements with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. At September 30, 2014, GALIC had $440 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.02% to 0.23% over LIBOR (average rate of 0.31% at September 30, 2014). While these advances must be repaid between 2016 and 2018, GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.

National Interstate Corporation, a 51%-owned property and casualty insurance subsidiary, can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. There was $12 million borrowed under this agreement at September 30, 2014, bearing interest at 1.20% (six-month LIBOR plus 0.875%).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In the annuity business, where profitability is largely dependent on earning a “spread” between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At September 30, 2014, AFG could reduce the average crediting rate on approximately $17 billion of traditional fixed and fixed-indexed deferred annuities without guaranteed withdrawal benefits by 54 basis points (on a weighted average basis).

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

Investments   AFG’s investment portfolio at September 30, 2014, contained $29.97 billion in fixed maturity securities classified as available for sale and $1.47 billion in equity securities, all carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $342 million in fixed maturities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on closing prices obtained from the pricing services. For mortgage-backed securities (“MBS”), which comprise approximately 23% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 82% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2014 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$30,307
Pretax impact on fair value of 100 bps increase in interest rates	$(1,515)
Pretax impact as % of total fixed maturity portfolio	(5.0%)

Approximately 86% of the fixed maturities held by AFG at September 30, 2014, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at September 30, 2014, is shown (dollars in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 5 years and 4 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$326	$334	102%	$8	100%
Non-agency prime	2,000	2,215	111%	215	44%
Alt-A	972	1,081	111%	109	19%
Subprime	900	968	108%	68	16%
Commercial	2,333	2,496	107%	163	100%
	$6,531	$7,094	109%	$563	59%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At September 30, 2014, 97% (based on statutory carrying value of $6.44 billion) of AFG’s MBS securities had a NAIC designation of 1 or 2.

Municipal bonds represented approximately 21% of AFG’s fixed maturity portfolio at September 30, 2014. AFG’s municipal bond portfolio is high quality, with 98% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At September 30, 2014, approximately 72% of the municipal bond portfolio was held in revenue bonds, with the remainder held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2014, is shown in the following table (dollars in millions). Approximately $282 million of available for sale fixed maturity securities and $92 million of equity securities had no unrealized gains or losses at September 30, 2014.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$23,937	$5,746
Amortized cost of securities	$22,286	$5,841
Gross unrealized gain (loss)	$1,651	$(95)
Fair value as % of amortized cost	107%	98%
Number of security positions	4,278	824
Number individually exceeding $2 million gain or loss	120	3
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$294	$(27)
Mortgage-backed securities	579	(16)
Banks, savings and credit institutions	127	(7)
Asset-backed securities	37	(19)
Gas and electric services	124	(2)
Percentage rated investment grade	86%	89%

Equity Securities
Fair value of securities	$986	$396
Cost of securities	$751	$436
Gross unrealized gain (loss)	$235	$(40)
Fair value as % of cost	131%	91%
Number of security positions	165	71
Number individually exceeding $2 million gain or loss	38	5

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2014, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	—%
After one year through five years	18%	3%
After five years through ten years	28%	28%
After ten years	18%	24%
	67%	55%
Asset-backed securities (average life of approximately 3-1/2 years)	7%	34%
Mortgage-backed securities (average life of approximately 4-1/2 years)	26%	11%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at September 30, 2014
Securities with unrealized gains:
Exceeding $500,000 (1,032 securities)	$11,886	$1,176	111%
$500,000 or less (3,246 securities)	12,051	475	104%
	$23,937	$1,651	107%
Securities with unrealized losses:
Exceeding $500,000 (30 securities)	$526	$(25)	95%
$500,000 or less (794 securities)	5,220	(70)	99%
	$5,746	$(95)	98%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at September 30, 2014
Investment grade fixed maturities with losses for:
Less than one year (408 securities)	$3,469	$(27)	99%
One year or longer (272 securities)	1,653	(49)	97%
	$5,122	$(76)	99%
Non-investment grade fixed maturities with losses for:
Less than one year (60 securities)	$395	$(7)	98%
One year or longer (84 securities)	229	(12)	95%
	$624	$(19)	97%
Common equity securities with losses for:
Less than one year (50 securities)	$278	$(36)	89%
One year or longer (none)	—	—	—%
	$278	$(36)	89%
Perpetual preferred equity securities with losses for:
Less than one year (12 securities)	$61	$(1)	98%
One year or longer (9 securities)	57	(3)	95%
	$118	$(4)	97%

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

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2014. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2013 Form 10-K. AFG has periodically conducted comprehensive studies of its asbestos and environmental (“A&E”) reserves, generally every two years, with the aid of specialty actuarial, engineering and consulting firms and outside counsel. An in-depth internal review is performed during the intervening years. See “Special Asbestos and Environmental Reserve Charges” under “Results of Operations — Property and Casualty Insurance.”

AFG will complete its periodic review (“loss recognition testing”) of the major actuarial assumptions in its run-off long-term care and life segment in the fourth quarter of 2014. While AFG had a loss recognition margin of $64 million in its long-term care operations as of December 31, 2013, further continuation of the recent low interest rate environment, including the drop in interest rates during October 2014, will reduce that margin. In addition, with the assistance of an external actuarial consulting firm, AFG is analyzing other assumptions that could have an impact on its loss recognition margin, including projected long-term care claims and persistency. In the event that the updated loss recognition testing assumptions result in a cumulative adverse impact in excess of $64 million, AFG would record a loss recognition charge equal to that excess amount. See Management’s Discussion and Analysis — “Uncertainties — Run-off Long-term Care Insurance” in AFG’s 2013 Form 10‑K for details on the loss recognition margin, including the estimated impact of adverse changes in key assumptions on the margin.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
September 30, 2014
Assets:
Cash and investments	$35,469	$—	$(318)	(a)	$35,151
Assets of managed investment entities	—	2,946	—		2,946
Other assets	8,456	—	(1)	(a)	8,455
Total assets	$43,925	$2,946	$(319)		$46,552
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$9,759	$—	$—		$9,759
Annuity, life, accident and health benefits and reserves	25,142	—	—		25,142
Liabilities of managed investment entities	—	2,914	(289)	(a)	2,625
Long-term debt and other liabilities	3,948	—	—		3,948
Total liabilities	38,849	2,914	(289)		41,474
Shareholders’ equity:
Common Stock and Capital surplus	1,238	30	(30)		1,238
Retained earnings:
Appropriated — managed investment entities	—	2	—		2
Unappropriated	2,946	—	—		2,946
Accumulated other comprehensive income, net of tax	718	—	—		718
Total shareholders’ equity	4,902	32	(30)		4,904
Noncontrolling interests	174	—	—		174
Total equity	5,076	32	(30)		5,078
Total liabilities and equity	$43,925	$2,946	$(319)		$46,552

December 31, 2013
Assets:
Cash and investments	$31,584	$—	$(271)	(a)	$31,313
Assets of managed investment entities	—	2,888	—		2,888
Other assets	7,887	—	(1)	(a)	7,886
Total assets	$39,471	$2,888	$(272)		$42,087
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$8,167	$—	$—		$8,167
Annuity, life, accident and health benefits and reserves	22,952	—	—		22,952
Liabilities of managed investment entities	—	2,839	(272)	(a)	2,567
Long-term debt and other liabilities	3,632	—	—		3,632
Total liabilities	34,751	2,839	(272)		37,318
Shareholders’ equity:
Common Stock and Capital surplus	1,213	—	—		1,213
Retained earnings:
Appropriated — managed investment entities	—	49	—		49
Unappropriated	2,777	—	—		2,777
Accumulated other comprehensive income, net of tax	560	—	—		560
Total shareholders’ equity	4,550	49	—		4,599
Noncontrolling interests	170	—	—		170
Total equity	4,720	49	—		4,769
Total liabilities and equity	$39,471	$2,888	$(272)		$42,087

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended September 30, 2014
Revenues:
Insurance net earned premiums	$1,159	$—	$—		$1,159
Net investment income	384	—	(7)	(b)	377
Realized gains on securities	13	—	—		13
Income (loss) of managed investment entities:
Investment income	—	29	—		29
Gain (loss) on change in fair value of assets/liabilities	—	(23)	(2)	(b)	(25)
Other income	35	—	(7)	(c)	28
Total revenues	1,591	6	(16)		1,581
Costs and Expenses:
Insurance benefits and expenses	1,326	—	—		1,326
Expenses of managed investment entities	—	33	(14)	(b)(c)	19
Interest charges on borrowed money and other expenses	91	—	—		91
Total costs and expenses	1,417	33	(14)		1,436
Earnings before income taxes	174	(27)	(2)		145
Provision for income taxes	54	—	—		54
Net earnings, including noncontrolling interests	120	(27)	(2)		91
Less: Net earnings (loss) attributable to noncontrolling interests	4	—	(29)	(d)	(25)
Net earnings attributable to shareholders	$116	$(27)	$27		$116

Three months ended September 30, 2013
Revenues:
Insurance net earned premiums	$978	$—	$—		$978
Net investment income	347	—	(9)	(b)	338
Realized gains on securities	56	—	—		56
Income (loss) of managed investment entities:
Investment income	—	32	—		32
Gain (loss) on change in fair value of assets/liabilities	—	14	1	(b)	15
Other income	28	—	(4)	(c)	24
Total revenues	1,409	46	(12)		1,443
Costs and Expenses:
Insurance benefits and expenses	1,163	—	—		1,163
Expenses of managed investment entities	—	32	(10)	(b)(c)	22
Interest charges on borrowed money and other expenses	116	—	—		116
Total costs and expenses	1,279	32	(10)		1,301
Earnings before income taxes	130	14	(2)		142
Provision for income taxes	44	—	—		44
Net earnings, including noncontrolling interests	86	14	(2)		98
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	12	(d)	15
Net earnings attributable to shareholders	$83	$14	$(14)		$83

(a)
Includes $7 million and $9 million for the third quarter of 2014 and 2013, respectively, in net investment income representing the change in fair value of AFG’s CLO investments plus $7 million and $4 million in the third quarter of 2014 and 2013, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $7 million and $6 million in the third quarter of 2014 and 2013, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate earnings (losses) of CLOs attributable to other debt holders to noncontrolling interests.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Nine months ended September 30, 2014
Revenues:
Insurance net earned premiums	$2,899	$—	$—		$2,899
Net investment income	1,135	—	(18)	(b)	1,117
Realized gains on securities	44	—	—		44
Income (loss) of managed investment entities:
Investment income	—	84	—		84
Gain (loss) on change in fair value of assets/liabilities	—	(33)	(2)	(b)	(35)
Other income	93	—	(18)	(c)	75
Total revenues	4,171	51	(38)		4,184
Costs and Expenses:
Insurance benefits and expenses	3,416	—	—		3,416
Expenses of managed investment entities	—	96	(36)	(b)(c)	60
Interest charges on borrowed money and other expenses	272	—	—		272
Total costs and expenses	3,688	96	(36)		3,748
Earnings before income taxes	483	(45)	(2)		436
Provision for income taxes	155	—	—		155
Net earnings, including noncontrolling interests	328	(45)	(2)		281
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	(47)	(d)	(44)
Net earnings attributable to shareholders	$325	$(45)	$45		$325

Nine months ended September 30, 2013
Revenues:
Insurance net earned premiums	$2,432	$—	$—		$2,432
Net investment income	1,023	—	(27)	(b)	996
Realized gains on securities	154	—	—		154
Income (loss) of managed investment entities:
Investment income	—	98	—		98
Gain (loss) on change in fair value of assets/liabilities	—	(25)	4	(b)	(21)
Other income	83	—	(12)	(c)	71
Total revenues	3,692	73	(35)		3,730
Costs and Expenses:
Insurance benefits and expenses	2,917	—	—		2,917
Expenses of managed investment entities	—	99	(31)	(b)(c)	68
Interest charges on borrowed money and other expenses	302	—	—		302
Total costs and expenses	3,219	99	(31)		3,287
Earnings before income taxes	473	(26)	(4)		443
Provision for income taxes	155	—	—		155
Net earnings, including noncontrolling interests	318	(26)	(4)		288
Less: Net earnings (loss) attributable to noncontrolling interests	5	—	(30)	(d)	(25)
Net earnings attributable to shareholders	$313	$(26)	$26		$313

(a)
Includes $18 million and $27 million for the first nine months of 2014 and 2013, respectively, in net investment income representing the change in fair value of AFG’s CLO investments plus $18 million and $12 million in the first nine months of 2014 and 2013, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $18 million and $19 million in the first nine months of 2014 and 2013, respectively, in distributions recorded as interest expense by the CLOs.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Core net operating earnings	$127	$97	$317	$268
Realized gains on securities (*)	8	35	27	97
Special A&E charges (*)	(19)	(49)	(19)	(49)
ELNY guaranty fund assessments (*)	—	—	—	(3)
Net earnings attributable to shareholders	$116	$83	$325	$313

Diluted per share amounts:
Core net operating earnings	$1.40	$1.06	$3.47	$2.94
Realized gains on securities	0.09	0.40	0.30	1.08
Special A&E charges	(0.21)	(0.54)	(0.21)	(0.54)
ELNY guaranty fund assessments	—	—	—	(0.04)
Net earnings attributable to shareholders	$1.28	$0.92	$3.56	$3.44

(*)   The tax effects of reconciling items are shown below (in millions):

Realized gains on securities	$(5)	$(20)	$(16)	$(55)
Special A&E charges	11	27	11	27
ELNY guaranty fund assessments	—	—	—	2

In addition, realized gains are shown net of noncontrolling interests as follows (in millions):

Noncontrolling interests	$—	$(1)	$(1)	$(2)

Net earnings attributable to shareholders increased $33 million in the third quarter of 2014 compared to the same period in 2013 due primarily to higher underwriting profits in the property and casualty insurance segment, including lower special A&E charges, higher property and casualty net investment income due primarily to the investment of cash acquired in the Summit acquisition on April 1, 2014, higher earnings in the annuity segment and lower holding company expenses, partially offset by lower realized gains on securities. Core net operating earnings increased $30 million in the third quarter of 2014 compared to the same period in 2013 due primarily to higher underwriting profits and net investment income in the property and casualty insurance segment, higher earnings in the annuity segment and lower holding company expenses.

Net earnings attributable to shareholders increased $12 million in the first nine months of 2014 compared to the same period in 2013 reflecting higher underwriting profits in the property and casualty insurance segment, including lower special A&E charges, higher net investment income in the property and casualty insurance segment, higher earnings in the annuity segment and lower holding company expenses, substantially offset by lower realized gains on securities. The 2013 results include an after-tax charge of $3 million related to guaranty fund assessments expected from various state funds for the insolvency and liquidation of Executive Life Insurance Company of New York (“ELNY”), an unaffiliated life insurance company. Core net operating earnings increased $49 million in the first nine months of 2014 compared to the same period in 2013 due primarily to higher underwriting profits and net investment income in the property and casualty insurance segment and lower holding company expenses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — QUARTERS ENDED SEPTEMBER 30, 2014 AND 2013

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and operations attributable to the noncontrolling interests of the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the quarters ended September 30, 2014 and 2013 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended September 30, 2014
Revenues:
Property and casualty insurance net earned premiums	$1,132	$—	$—	$—	$—	$1,132	$—	$1,132
Life, accident and health net earned premiums	—	—	27	—	—	27	—	27
Net investment income	76	287	20	(7)	1	377	—	377
Realized gains on securities	—	—	—	—	—	—	13	13
Income (loss) of MIEs:
Investment income	—	—	—	29	—	29	—	29
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(25)	—	(25)	—	(25)
Other income	4	20	1	(7)	10	28	—	28
Total revenues	1,212	307	48	(10)	11	1,568	13	1,581

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	760	—	—	—	—	760	24	784
Commissions and other underwriting expenses	302	—	—	—	—	302	—	302
Annuity benefits	—	157	—	—	—	157	—	157
Life, accident and health benefits	—	—	37	—	—	37	—	37
Annuity and supplemental insurance acquisition expenses	—	41	5	—	—	46	—	46
Interest charges on borrowed money	1	—	—	—	17	18	—	18
Expenses of MIEs	—	—	—	19	—	19	—	19
Other expenses	15	23	5	—	24	67	6	73
Total costs and expenses	1,078	221	47	19	41	1,406	30	1,436
Earnings before income taxes	134	86	1	(29)	(30)	162	(17)	145
Provision for income taxes	42	28	—	—	(10)	60	(6)	54
Net earnings, including noncontrolling interests	92	58	1	(29)	(20)	102	(11)	91
Less: Net earnings (loss) attributable to noncontrolling interests	4	—	—	(29)	—	(25)	—	(25)
Core Net Operating Earnings	88	58	1	—	(20)	127
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	8	8	(8)	—
Special A&E charges, net of tax	(15)	—	—	—	(4)	(19)	19	—
Net Earnings Attributable to Shareholders	$73	$58	$1	$—	$(16)	$116	$—	$116

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended September 30, 2013
Revenues:
Property and casualty insurance net earned premiums	$949	$—	$—	$—	$—	$949	$—	$949
Life, accident and health net earned premiums	—	—	29	—	—	29	—	29
Net investment income	65	259	20	(9)	3	338	—	338
Realized gains on securities	—	—	—	—	—	—	56	56
Income (loss) of MIEs:
Investment income	—	—	—	32	—	32	—	32
Gain (loss) on change in fair value of assets/liabilities	—	—	—	15	—	15	—	15
Other income	1	17	1	(4)	9	24	—	24
Total revenues	1,015	276	50	34	12	1,387	56	1,443

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	626	—	—	—	—	626	54	680
Commissions and other underwriting expenses	261	—	—	—	—	261	—	261
Annuity benefits	—	140	—	—	—	140	—	140
Life, accident and health benefits	—	—	42	—	—	42	—	42
Annuity and supplemental insurance acquisition expenses	—	35	5	—	—	40	—	40
Interest charges on borrowed money	1	—	—	—	17	18	—	18
Expenses of MIEs	—	—	—	22	—	22	—	22
Other expenses	12	23	7	—	34	76	22	98
Total costs and expenses	900	198	54	22	51	1,225	76	1,301
Earnings before income taxes	115	78	(4)	12	(39)	162	(20)	142
Provision for income taxes	38	26	(2)	—	(11)	51	(7)	44
Net earnings, including noncontrolling interests	77	52	(2)	12	(28)	111	(13)	98
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	—	12	—	14	1	15
Core Net Operating Earnings	75	52	(2)	—	(28)	97
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	35	35	(35)	—
Special A&E charges, net of tax	(35)	—	—	—	(14)	(49)	49	—
Net Earnings Attributable to Shareholders	$40	$52	$(2)	$—	$(7)	$83	$—	$83

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $110 million in GAAP pretax earnings in the third quarter of 2014 compared to $61 million in the third quarter of 2013, an increase of $49 million (80%). Property and casualty core pretax earnings were $134 million in the third quarter of 2014 compared to $115 million in the third quarter of 2013, an increase of $19 million (17%).The increase in GAAP and core pretax earnings reflects improved underwriting results in the Specialty casualty group and higher net investment income (due primarily to the investment of cash acquired in the Summit acquisition

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

on April 1, 2014), partially offset by lower underwriting profit in the Property and transportation group. The increase in GAAP pretax earnings also reflects lower special A&E charges in the third quarter of 2014 as compared to the 2013 third quarter.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended September 30, 2014 and 2013 (dollars in millions):

	Three months ended September 30,
	2014	2013	% Change
Gross written premiums	$1,859	$1,768	5%
Reinsurance premiums ceded	(617)	(701)	(12%)
Net written premiums	1,242	1,067	16%
Change in unearned premiums	(110)	(118)	(7%)
Net earned premiums	1,132	949	19%
Loss and loss adjustment expenses (*)	760	626	21%
Commissions and other underwriting expenses	302	261	16%
Core underwriting gain	70	62	13%

Net investment income	76	65	17%
Other income and expenses, net	(12)	(12)	—%
Core earnings before income taxes	134	115	17%
Pretax non-core special A&E charges	(24)	(54)	(56%)
GAAP earnings before income taxes	$110	$61	80%

(*) Excluding non-core special A&E charges

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	67.1%	66.1%	1.0%
Underwriting expense ratio	26.7%	27.4%	(0.7%)
Combined ratio	93.8%	93.5%	0.3%

Aggregate — including discontinued lines
Loss and LAE ratio	69.3%	71.7%	(2.4%)
Underwriting expense ratio	26.7%	27.4%	(0.7%)
Combined ratio	96.0%	99.1%	(3.1%)

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.86 billion for the third quarter of 2014 compared to $1.77 billion for the third quarter of 2013, an increase of $91 million (5%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2014		2013
	GWP	%	GWP	%	% Change
Property and transportation	$995	54%	$1,147	65%	(13%)
Specialty casualty	707	38%	461	26%	53%
Specialty financial	157	8%	160	9%	(2%)
	$1,859	100%	$1,768	100%	5%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 33% of gross written premiums for the third quarter of 2014 compared to 40% for the third quarter of 2013, a decrease of 7 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended September 30,
	2014		2013		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(439)	44%	$(553)	48%	(4%)
Specialty casualty	(171)	24%	(136)	30%	(6%)
Specialty financial	(36)	23%	(36)	23%	—%
Other specialty	29		24
	$(617)	33%	$(701)	40%	(7%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.24 billion for the third quarter of 2014 compared to $1.07 billion for the third quarter of 2013, an increase of $175 million (16%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2014		2013
	NWP	%	NWP	%	% Change
Property and transportation	$556	45%	$594	56%	(6%)
Specialty casualty	536	43%	325	30%	65%
Specialty financial	121	10%	124	12%	(2%)
Other specialty	29	2%	24	2%	21%
	$1,242	100%	$1,067	100%	16%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.13 billion for the third quarter of 2014 compared to $949 million for the third quarter of 2013, an increase of $183 million (19%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended September 30,
	2014		2013
	NEP	%	NEP	%	% Change
Property and transportation	$504	45%	$517	55%	(3%)
Specialty casualty	486	43%	289	30%	68%
Specialty financial	115	10%	121	13%	(5%)
Other specialty	27	2%	22	2%	23%
	$1,132	100%	$949	100%	19%

The $91 million (5%) increase in gross written premiums for the third quarter of 2014 compared to the third quarter of 2013 reflects $135 million in premiums from Summit (acquired in April 2014) as well as significant growth in other businesses within the Specialty casualty group, partially offset by lower crop premiums in the Property and transportation group. Excluding premiums from Summit, gross written premiums declined by 3% from the third quarter of 2013. Overall average renewal rates increased approximately 2% in the third quarter of 2014.

Property and transportation Gross written premiums decreased $152 million (13%) in the third quarter of 2014 compared to the third quarter of 2013. The decrease in gross written premiums was due primarily to lower 2014 commodity prices impacting the crop operations, coupled with the higher than average crop premiums reported in the third quarter of 2013 due to delayed acreage reporting from insureds as a result of excess moisture and late planting of corn and soybean crops. This decrease was partially offset by growth in the transportation businesses, primarily the result of rate increases. Excluding the impact of crop insurance premiums, gross written premiums increased by 6% for this group in the third quarter of 2014 compared to the third quarter of 2013. Average renewal rates were up approximately 5% for this group in the third quarter of 2014, including a 9% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums declined 4 percentage points in the third quarter of 2014 compared to the third quarter of 2013, reflecting lower cessions in the crop business, partially offset by higher cessions in the excess property business.

Specialty casualty Gross written premiums increased $246 million (53%) in the third quarter of 2014 compared to the third quarter of 2013 reflecting $135 million in premiums generated by Summit, which was acquired on April 1, 2014. Excluding premiums from Summit, gross written premiums increased 24% in the third quarter of 2014 compared to the third quarter of 2013 as a result of increased premiums in nearly all businesses in this group. The successful renewal of a recently acquired block of public sector business, along with growth in the workers’ compensation, excess and surplus lines and non-profit social services businesses were the primary contributors to higher gross written premiums. New business opportunities and increased exposures from higher payroll on existing accounts have contributed to increased premiums in the workers’ compensation businesses. Strong premium growth in the excess and surplus lines is the result of broadening opportunities to write business coupled with the benefit from rate increases over multiple quarters. Average renewal rates were up approximately 1% for this group in the third quarter of 2014. Reinsurance premiums ceded as a percentage of gross written premiums declined 6 percentage points in the third quarter of 2014 compared to the third quarter of 2013 reflecting the impact of the acquisition of Summit, which cedes only about 1% of its premiums.

Specialty financial Gross written premiums decreased by $3 million (2%) in the third quarter of 2014 compared to the third quarter of 2013. Growth in gross written premiums in many of the Specialty financial businesses was more than offset by the impact of the October 2013 sale of a service contracts business, which ceded all of its premiums under reinsurance contracts. Average renewal rates for this group were down approximately 2% in the third quarter of 2014. Reinsurance premiums ceded as a percentage of gross written premiums remain unchanged for the third quarter of 2014 compared to the third quarter of 2013, as the impact of the sale of the service contracts business was offset by $5 million of reinstatement premiums.

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

	Three months ended September 30,			Three months ended September 30,
	2014	2013	Change	2014	2013
Property and transportation
Loss and LAE ratio	80.7%	78.8%	1.9%
Underwriting expense ratio	17.1%	18.3%	(1.2%)
Combined ratio	97.8%	97.1%	0.7%
Underwriting profit				$11	$16

Specialty casualty
Loss and LAE ratio	63.7%	60.3%	3.4%
Underwriting expense ratio	29.6%	33.1%	(3.5%)
Combined ratio	93.3%	93.4%	(0.1%)
Underwriting profit				$32	$19

Specialty financial
Loss and LAE ratio	27.7%	31.2%	(3.5%)
Underwriting expense ratio	53.9%	51.1%	2.8%
Combined ratio	81.6%	82.3%	(0.7%)
Underwriting profit				$21	$22

Total Specialty
Loss and LAE ratio	67.1%	66.1%	1.0%
Underwriting expense ratio	26.7%	27.4%	(0.7%)
Combined ratio	93.8%	93.5%	0.3%
Underwriting profit				$70	$62

Aggregate — including discontinued lines
Loss and LAE ratio	69.3%	71.7%	(2.4%)
Underwriting expense ratio	26.7%	27.4%	(0.7%)
Combined ratio	96.0%	99.1%	(3.1%)
Underwriting profit				$46	$8
The Specialty property and casualty insurance operations generated an underwriting profit of $70 million in the third quarter of 2014 compared to $62 million in the third quarter of 2013, an increase of $8 million (13%). The higher profit in the 2014 third quarter reflects improved underwriting results in the Specialty casualty group, partially offset by lower underwriting profit in the Property and transportation group.

Property and transportation Underwriting profit for this group was $11 million for the third quarter of 2014 compared to $16 million for the third quarter of 2013, a decrease of $5 million (31%). Higher underwriting profit in the property and inland marine and transportation businesses was more than offset by lower underwriting profit in the agricultural operations.

Specialty casualty Underwriting profit for this group was $32 million for the third quarter of 2014 compared to $19 million in the third quarter of 2013, an increase of $13 million (68%). Higher underwriting profit in the workers’ compensation businesses, including the impact of the Summit business acquired on April 1, 2014, and alternative markets businesses was partially offset by lower underwriting profits in the general liability lines of business, primarily the result of adverse prior year reserve development.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial Underwriting profit for this group was $21 million for the third quarter of 2014 compared to $22 million in the third quarter of 2013, a decrease of $1 million (5%). Nearly all of the businesses in this group produced strong underwriting results in both periods.

Aggregate   As discussed below in more detail under Net prior year reserve development, AFG recorded special charges to increase property and casualty A&E reserves (net of reinsurance) by $24 million in the third quarter of 2014 and $54 million in the third quarter of 2013.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 69.3% for the third quarter of 2014 compared to 71.7% for the third quarter of 2013, a decrease of 2.4 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended September 30,
	Amount		Ratio		Change in
	2014	2013	2014	2013	Ratio
Property and transportation
Current year, excluding catastrophe losses	$411	$408	81.4%	79.1%	2.3%
Prior accident years development	(5)	(1)	(0.9%)	(0.2%)	(0.7%)
Current year catastrophe losses	1	—	0.2%	(0.1%)	0.3%
Property and transportation losses and LAE and ratio	$407	$407	80.7%	78.8%	1.9%

Specialty casualty
Current year, excluding catastrophe losses	$302	$177	62.0%	61.4%	0.6%
Prior accident years development	7	(4)	1.3%	(1.2%)	2.5%
Current year catastrophe losses	1	1	0.4%	0.1%	0.3%
Specialty casualty losses and LAE and ratio	$310	$174	63.7%	60.3%	3.4%

Specialty financial
Current year, excluding catastrophe losses	$42	$40	36.4%	33.7%	2.7%
Prior accident years development	(10)	(4)	(9.0%)	(3.2%)	(5.8%)
Current year catastrophe losses	—	1	0.3%	0.7%	(0.4%)
Specialty financial losses and LAE and ratio	$32	$37	27.7%	31.2%	(3.5%)

Total Specialty
Current year, excluding catastrophe losses	$768	$637	67.8%	67.4%	0.4%
Prior accident years development	(11)	(13)	(1.0%)	(1.4%)	0.4%
Current year catastrophe losses	3	2	0.3%	0.1%	0.2%
Total Specialty losses and LAE and ratio	$760	$626	67.1%	66.1%	1.0%

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$768	$638	67.8%	67.4%	0.4%
Prior accident years development	13	40	1.2%	4.2%	(3.0%)
Current year catastrophe losses	3	2	0.3%	0.1%	0.2%
Aggregate losses and LAE and ratio	$784	$680	69.3%	71.7%	(2.4%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio for AFG’s Specialty property and casualty insurance operations was 67.8% for the third quarter of 2014 compared to 67.4% for the third quarter of 2013, an increase of 0.4%.

Property and transportation   The 2.3 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses is due primarily to lower profitability in the agricultural operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty   The 0.6 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects the inclusion of Summit following its acquisition on April 1, 2014, which has a higher loss and LAE ratio than AFG’s overall Specialty casualty group.

Specialty financial The 2.7 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses is due primarily to slight increases in losses across multiple lines of business in this group.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $11 million in the third quarter of 2014 compared to $13 million in the third quarter of 2013, a decrease of $2 million (15%).

Property and transportation Net favorable reserve development of $5 million in the third quarter of 2014 reflects lower than expected claim severity in commercial auto liability business written in the transportation businesses and lower than expected claim severity in the property inland marine business. Net favorable reserve development of $1 million in the third quarter of 2013 reflects lower claim severity in the property and inland marine and ocean marine businesses partially offset by an increase in claim severity in commercial auto liability business written in the transportation businesses.

Specialty casualty Net adverse reserve development of $7 million in the third quarter of 2014 reflects higher than expected claim severity in contractor claims and in a run-off book of casualty business, partially offset by lower than anticipated claim severity in workers’ compensation business, and favorable reserve development in the international business. Net favorable reserve development of $4 million in the third quarter of 2013 reflects lower than expected claim severity in directors and officers liability insurance partially offset by higher than expected claim severity in run-off casualty businesses.

Specialty financial Net favorable reserve development of $10 million in the third quarter of 2014 reflects lower than expected claim severity in the surety and fidelity businesses. Net favorable reserve development of $4 million in the third quarter of 2013 reflects lower than expected claim frequency and severity in the foreign credit business where economic conditions did not affect this line as adversely as previously anticipated.

Other specialty In addition to the development discussed above, total Specialty net favorable reserve development reflects amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998 and reserve development associated with AFG’s internal reinsurance program.

Special Asbestos and Environmental Reserve Charges   During the third quarter of 2014, AFG completed an in-depth internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and exposures related to its former railroad and manufacturing operations and sites. AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, generally every two years, with an in-depth internal review during the intervening years.
As a result of the 2014 internal review, AFG’s property and casualty insurance segment recorded a $24 million pretax special charge to increase its asbestos reserves by $4 million (net of reinsurance) and its environmental reserves by $20 million (net of reinsurance). As the overall industry exposure to asbestos has matured, the focus of litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years. The increase in property and casualty environmental reserves was attributed primarily to AFG’s increased defense costs and a number of claims where the estimated costs of remediation have increased. There were no newly identified or emerging broad industry trends that management believes would significantly impact the overall adequacy of AFG’s A&E reserves.
At September 30, 2014, the property and casualty insurance segment’s insurance reserves include A&E reserves of $300 million, net of reinsurance recoverables. At September 30, 2014, the property and casualty insurance segment’s three-year survival ratios, excluding amounts associated with the settlements of two large asbestos claims, were 14.4 times paid losses for asbestos reserves, 6.1 times paid losses for environmental reserves and 9.9 times paid losses for total A&E reserves. These ratios compare favorably with data published by SNL Financial LC, which indicate that industry survival ratios were 10.5 for asbestos, 6.1 for environmental, and 9.2 for total A&E reserves at December 31, 2013.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In addition, the 2014 internal review encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the $6 million pretax special charge recorded for those operations, see “Results of Operations — Holding Company, Other and Unallocated.”

A comprehensive external study of AFG’s A&E reserves was completed in the third quarter of 2013 with the aid of specialty actuarial, engineering and consulting firms and outside counsel. As a result of the study, AFG recorded a $76 million pretax special charge to increase its property and casualty segment’s A&E reserves by $54 million and the reserves of its former railroad and manufacturing operations by $22 million. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Management’s Discussion and Analysis — “Results of Operations — Holding Company, Other and Unallocated” in AFG’s 2013 Form 10-K.

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

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $302 million in the third quarter of 2014 compared to $261 million for the third quarter of 2013, an increase of $41 million (16%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 26.7% for the third quarter of 2014 compared to 27.4% for the third quarter of 2013, a decrease of 0.7 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended September 30,
	2014		2013		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$86	17.1%	$94	18.3%	(1.2%)
Specialty casualty	144	29.6%	96	33.1%	(3.5%)
Specialty financial	62	53.9%	62	51.1%	2.8%
Other specialty	10	34.6%	9	35.7%	(1.1%)
	$302	26.7%	$261	27.4%	(0.7%)

The $41 million increase in commissions and other underwriting expenses reflects the acquisition of Summit on April 1, 2014. The overall decrease of 0.7% in AFG’s expense ratio in the third quarter of 2014 as compared to the third quarter of 2013 reflects the inclusion of Summit following its acquisition on April 1, 2014, which has a lower expense ratio than AFG’s overall property and casualty operations.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.2 percentage points in the third quarter of 2014 compared to the third quarter of 2013 reflecting lower profitability based commissions paid to agents and brokers.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 3.5 percentage points in the third quarter of 2014 compared to the third quarter of 2013 due primarily to the inclusion of Summit following its acquisition on April 1, 2014, which has a lower expense ratio than AFG’s overall Specialty casualty group, and the impact of higher premiums across the Specialty casualty group on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.8 percentage points in the third quarter of 2014 compared to the third quarter of 2013 due primarily to the impact of lower premiums on the ratio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $76 million for the third quarter of 2014 compared to $65 million in the third quarter of 2013, an increase of $11 million (17%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Three months ended September 30,
	2014	2013	Change	% Change
Net investment income	$76	$65	$11	17%

Average invested assets (at amortized cost)	$8,360	$6,835	$1,525	22%

Yield (net investment income as a % of average invested assets)	3.64%	3.80%	(0.16%)

Tax equivalent yield (*)	4.26%	4.37%	(0.11%)
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty segment for the third quarter of 2014 as compared to the third quarter of 2013 is due primarily to the investment of cash acquired in the Summit acquisition on April 1, 2014. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.64% for the third quarter of 2014 compared to 3.80% for the third quarter of 2013, a decline of 0.16 percentage points, reflecting the impact of lower yields available in the financial markets.

Property and Casualty Other Income and Expense, Net
Other income and expenses, net for AFG’s property and casualty operations was a net expense of $12 million for the third quarter of 2014 and 2013. The table below details the items included in other income and expenses, net for AFG’s property and casualty operations (in millions):

	Three months ended September 30,
	2014	2013
Other income
Income from the sale of real estate	$2	$—
Other	2	1
Total other income	4	1
Other expenses
Amortization of intangibles	6	3
Other	9	9
Total other expense	15	12
Interest expense	1	1
Other income and expenses, net	$(12)	$(12)

Amortization of intangibles includes $2 million in the third quarter of 2014 related to the Summit acquisition.

Interest expense for AFG’s property and casualty operations includes interest charges on long-term debt within the property and casualty operations, primarily notes secured by real estate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $86 million in pretax earnings in the third quarter of 2014 compared to $78 million in the third quarter of 2013, an increase of $8 million (10%). While AFG’s average annuity investments (at amortized cost) were 16% higher for the third quarter of 2014 as compared to the third quarter of 2013, the benefit of this growth was partially offset by the run-off of higher yielding investments.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended September 30, 2014 and 2013 (dollars in millions).

	Three months ended September 30,
	2014	2013	% Change
Revenues:
Net investment income	$287	$259	11%
Other income:
Guaranteed withdrawal benefit fees	9	7	29%
Policy charges and other miscellaneous income	11	10	10%
Total revenues	307	276	11%

Costs and Expenses:
Annuity benefits (a)	157	140	12%
Acquisition expenses	41	35	17%
Other expenses	23	23	—%
Total costs and expenses	221	198	12%
Earnings before income taxes	$86	$78	10%

(a) Annuity benefits consisted of the following (dollars in millions):

	Three months ended September 30,
	2014	2013	% Change
Interest credited — fixed	$126	$113	12%
Interest credited — fixed component of variable annuities	2	2	—%
Change in expected death and annuitization reserve	5	4	25%
Amortization of sales inducements	7	8	(13%)
Change in guaranteed withdrawal benefit reserve	12	10	20%
Change in other benefit reserves	3	2	50%
Subtotal before impact of derivatives related to fixed-indexed annuities	155	139	12%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	21	33	(36%)
Equity option mark-to-market	(19)	(32)	(41%)
Impact of derivatives related to fixed-indexed annuities	2	1	100%
Total annuity benefits	$157	$140	12%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended September 30,
	2014	2013	% Change
Average fixed annuity investments (at amortized cost)	$22,730	$19,519	16%
Average fixed annuity benefits accumulated	22,475	19,035	18%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	5.01%	5.27%
Interest credited — fixed	(2.24%)	(2.38%)
Net interest spread	2.77%	2.89%

Policy charges and other miscellaneous income	0.14%	0.15%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.33%)	(0.38%)
Acquisition expenses	(0.69%)	(0.72%)
Other expenses	(0.37%)	(0.44%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.04%)	—%
Net spread earned on fixed annuities	1.48%	1.50%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the Annuity segment’s net spread earned on fixed annuities:

	Three months ended September 30,
	2014	2013
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.50%	1.50%
Impact of derivatives related to fixed-indexed annuities (*)	(0.02%)	—%
Net spread earned on fixed annuities	1.48%	1.50%

(*) Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the third quarter of 2014 was $287 million compared to $259 million for the third quarter of 2013, an increase of $28 million (11%). This increase primarily reflects the growth in AFG’s annuity business, partially offset by the run-off of higher yielding investments. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.26 percentage points in the third quarter of 2014 compared to the third quarter of 2013. This decline in net investment yield reflects the investment of new premium dollars at lower yields as compared to the existing investment portfolio and the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets.

Annuity Interest Credited — Fixed
Interest credited — fixed for the third quarter of 2014 was $126 million compared to $113 million for the third quarter of 2013, an increase of $13 million (12%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.14 percentage points in the third quarter of 2014 compared to the third quarter of 2013. During the third quarter of 2014, interest rates credited on new premiums of AFG’s principal fixed annuity products generally ranged from 1.00% to 2.00%.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Excluding those annuities that have guaranteed withdrawal benefits, at September 30, 2014, AFG could reduce the average crediting rate on approximately $17 billion of traditional fixed and fixed-indexed deferred annuities by an additional 0.54% (on a weighted average basis). Annuity policies are subject to Guaranteed Minimum Interest Rates (“GMIRs”) at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

% of
GMIR	Reserves
1 — 1.99%	58%
2 — 2.99%	10%
3 — 3.99%	18%
4.00% and above	14%

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.12 percentage points in the third quarter of 2014 compared to the same period in 2013 due primarily to the run-off of higher yielding investments. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result of these two items, AFG expects its net interest spread to continue to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, were $11 million for the third quarter of 2014 compared to $10 million for the third quarter of 2013, an increase of $1 million (10%). This increase is due primarily to growth in the annuity business, as policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated decreased slightly in the third quarter of 2014 as compared to the third quarter of 2013.

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the third quarter of 2014 were $18 million compared to $17 million for the third quarter of 2013, an increase of $1 million (6%). In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended September 30,
	2014	2013
Change in excess death and annuitization reserve	$5	$4
Amortization of sales inducements	7	8
Change in guaranteed withdrawal benefit reserve	12	10
Change in other benefit reserves	3	2
Other annuity benefits	27	24
Offset guaranteed withdrawal benefit fees	(9)	(7)
Other annuity benefits, net	$18	$17

Annuity Acquisition Expenses
AFG’s amortization of deferred policy acquisition costs (“DPAC”) and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.69% for the third quarter of 2014 compared to 0.72% for the third quarter of 2013 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions.

Annuity Other Expenses
Annuity other expenses for the third quarter of 2014 and 2013 were $23 million. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.07 percentage points for the third quarter of 2014 as compared to the third quarter of 2013. In general, this percentage is expected to decrease as AFG’s annuity business grows and annuity other expenses remain relatively stable.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately one-half of annuity benefits accumulated at September 30, 2014, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $2 million in the third quarter of 2014 and by $1 million in the third quarter of 2013.

Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products. The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the Annuity segment’s earnings before income taxes:

	Three months ended September 30,
	2014	2013	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$87	$78	12%
Change in fair value of derivatives related to fixed-indexed annuities	(2)	(1)	100%
Related impact on amortization of DPAC (*)	1	1	—%
Earnings before income taxes	$86	$78	10%

(*) An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.02 percentage points in the third quarter of 2014 compared to the same period in 2013 due to the 0.12 percentage points decrease in AFG’s net interest spread and the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above. These items were partially offset by the impact of growth in AFG’s annuity business on other expenses and other annuity benefits as a percent of fixed annuity benefits accumulated discussed above. AFG expects its net spread earned on fixed annuities to be in the range of 1.35% to 1.40% for the full-year 2014 (1.50% to 1.55%, excluding the impact of fair value accounting for derivatives related to fixed-indexed annuities) as compared to the 1.48% earned in the third quarter of 2014 and 1.60% earned for the full year 2013.

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

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended September 30, 2014 and 2013 (in millions):

	Three months ended September 30,
	2014	2013
Beginning fixed annuity reserves	$22,205	$18,564
Fixed annuity premiums (receipts)	798	1,156
Surrenders, benefits and other withdrawals	(426)	(381)
Interest and other annuity benefit expenses:
Interest credited	126	113
Embedded derivative mark-to-market	21	33
Change in other benefit reserves	21	20
Ending fixed annuity reserves	$22,745	$19,505

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$22,745	$19,505
Impact of unrealized investment gains	107	84
Fixed component of variable annuities	192	196
Annuity benefits accumulated per balance sheet	$23,044	$19,785

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $809 million in the third quarter of 2014 compared to $1.17 billion in the third quarter of 2013, a decrease of $358 million (31%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended September 30,
	2014	2013	% Change
Financial institutions single premium annuities — indexed	$333	$352	(5%)
Financial institutions single premium annuities — fixed	62	198	(69%)
Retail single premium annuities — indexed	339	509	(33%)
Retail single premium annuities — fixed	18	48	(63%)
Education market — 403(b) fixed and indexed annuities	46	49	(6%)
Total fixed annuity premiums	798	1,156	(31%)
Variable annuities	11	11	—%
Total annuity premiums	$809	$1,167	(31%)

Management attributes the 31% decrease in annuity premiums in the third quarter of 2014 as compared to the third quarter of 2013 to AFG’s disciplined approach to product pricing in a declining interest rate environment and increased levels of competition.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended September 30, 2014 and 2013 (in millions):

	Three months ended September 30,
	2014	2013
Earnings on fixed annuity benefits accumulated	$83	$72
Earnings on investments in excess of fixed annuity benefits accumulated (*)	3	6
Earnings before income taxes	$86	$78

(*) Net investment income (as a % of investments) of 5.01% and 5.27% for the three months ended September 30, 2014 and 2013, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s earnings (loss) before income taxes from its run-off long-term care and life operations for the three months ended September 30, 2014 and 2013 (dollars in millions):

	Three months ended September 30,
	2014	2013	% Change
Revenues:
Net earned premiums:
Long-term care	$18	$19	(5%)
Life operations	9	10	(10%)
Net investment income	20	20	—%
Other income	1	1	—%
Total revenues	48	50	(4%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	27	30	(10%)
Life operations	10	12	(17%)
Acquisition expenses	5	5	—%
Other expenses	5	7	(29%)
Total costs and expenses	47	54	(13%)
Earnings (loss) before income taxes	$1	$(4)	(125%)

Lower long-term care benefits expense in the third quarter of 2014 as compared to the third quarter of 2013 reflects improved claims experience. AFG expects revenues and expenses related to the long-term care business to generally increase over time as this closed block of business ages. Due to the age and relatively small size of its long-term care business, AFG expects claims volatility from period to period. Management continues to monitor its claims experience and update its loss recognition assumptions as needed.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains) totaled $36 million for the third quarter of 2014 compared to $61 million for the third quarter of 2013, a decrease of $25 million (41%). AFG’s net core pretax loss outside of its insurance operations totaled $30 million for the third quarter of 2014 compared to $39 million for the third quarter of 2013, a decrease of $9 million (23%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations for the three months ended September 30, 2014 and 2013 (dollars in millions):

	Three months ended September 30,
	2014	2013	% Change
Revenues:
Net investment income	$1	$3	(67%)
Other income	10	9	11%
Total revenues	11	12	(8%)

Costs and Expenses:
Interest charges on borrowed money	17	17	—%
Other expenses (*)	24	34	(29%)
Total costs and expenses	41	51	(20%)
Core loss before income taxes, excluding realized gains	(30)	(39)	(23%)
Pretax non-core special A&E charges	(6)	(22)	(73%)
GAAP loss before income taxes, excluding realized gains	$(36)	$(61)	(41%)
(*)   Excludes pretax non-core special A&E charges of $6 million and $22 million for the third quarter of 2014 and 2013, respectively.
Holding Company and Other — Net Investment Income
AFG recorded investment income on investments held outside of its insurance operations of $1 million in the third quarter of 2014 and $3 million in the third quarter of 2013.

Holding Company and Other — Other Income
Other income in the table above includes $7 million and $4 million in the third quarter of 2014 and 2013, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). These fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $3 million in the third quarter of 2014 compared to $5 million in the third quarter of 2013.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $17 million in the third quarter of 2014 and 2013. AFG issued $150 million of 6-1/4% Subordinated Debentures in late September 2014. The following table details AFG’s long-term debt balances as of September 30, 2014 compared to September 30, 2013 (dollars in millions):

	September 30, 2014	September 30, 2013
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
6-1/4% Subordinated Debentures due September 2054	150	—
Other	3	3
Total Holding Company Debt	$990	$840

Weighted Average Interest Rate	7.6%	7.8%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Special A&E Charges
As a result of the 2014 internal review and 2013 comprehensive external study of A&E exposures discussed under “Special Asbestos and Environmental Reserve Charges” in the “Results of Operations — Property and Casualty Insurance” segment, AFG’s holding companies and other operations outside of its insurance operations recorded non-core special charges of $6 million in the third quarter of 2014 and $22 million in the third quarter of 2013 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. These charges related to slightly higher estimated operation and maintenance costs at sites where remediation is underway, coupled with higher estimated cleanup costs at a limited number of sites.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges, AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $24 million in the third quarter of 2014 compared to $34 million in the third quarter of 2013, a decrease of $10 million (29%). The $10 million decrease reflects lower holding company expenses associated with employee benefit plans that are tied to stock market performance and certain share-based incentive plans.

Consolidated Realized Gains on Securities   AFG’s consolidated realized gains on securities, which are not allocated to segments, were $13 million in the third quarter of 2014 compared to $56 million in the third quarter of 2013, a decrease of $43 million (77%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended September 30,
	2014	2013
Realized gains (losses) before impairments:
Disposals	$25	$59
Change in the fair value of derivatives	—	1
Adjustments to annuity deferred policy acquisition costs and related items	(1)	1
	24	61
Impairment charges:
Securities	(14)	(5)
Adjustments to annuity deferred policy acquisition costs and related items	3	—
	(11)	(5)
Realized gains on securities	$13	$56

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $54 million for the third quarter of 2014 compared to $44 million for the third quarter of 2013, an increase of $10 million (23%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was a net loss of $25 million for the third quarter of 2014 compared to net earnings of $15 million for the third quarter of 2013. The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended September 30,
	2014	2013	% Change
National Interstate	$4	$3	33%
Managed Investment Entities	(29)	12	(342%)
Earnings (loss) attributable to noncontrolling interests	$(25)	$15	(267%)

As discussed in Note A — “Accounting Policies,” and Note H — “Managed Investment Entities” to the financial statements, the earnings (losses) of Managed Investment Entities represent CLO earnings (losses) that ultimately inure to holders of the CLO debt.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and operations attributable to the noncontrolling interests of the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the nine months ended September 30, 2014 and 2013 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2014
Revenues:
Property and casualty insurance net earned premiums	$2,817	$—	$—	$—	$—	$2,817	$—	$2,817
Life, accident and health net earned premiums	—	—	82	—	—	82	—	82
Net investment income	219	851	62	(18)	3	1,117	—	1,117
Realized gains on securities	—	—	—	—	—	—	44	44
Income (loss) of MIEs:
Investment income	—	—	—	84	—	84	—	84
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(35)	—	(35)	—	(35)
Other income	8	57	3	(18)	25	75	—	75
Total revenues	3,044	908	147	13	28	4,140	44	4,184

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,791	—	—	—	—	1,791	24	1,815
Commissions and other underwriting expenses	869	—	—	—	—	869	—	869
Annuity benefits	—	491	—	—	—	491	—	491
Life, accident and health benefits	—	—	119	—	—	119	—	119
Annuity and supplemental insurance acquisition expenses	—	109	13	—	—	122	—	122
Interest charges on borrowed money	3	—	—	—	50	53	—	53
Expenses of MIEs	—	—	—	60	—	60	—	60
Other expenses	44	65	18	—	86	213	6	219
Total costs and expenses	2,707	665	150	60	136	3,718	30	3,748
Earnings before income taxes	337	243	(3)	(47)	(108)	422	14	436
Provision for income taxes	104	83	(1)	—	(36)	150	5	155
Net earnings, including noncontrolling interests	233	160	(2)	(47)	(72)	272	9	281
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	—	(47)	—	(45)	1	(44)
Core Net Operating Earnings	231	160	(2)	—	(72)	317
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	27	27	(27)	—
Special A&E charges, net of tax	(15)	—	—	—	(4)	(19)	19	—
Net Earnings Attributable to Shareholders	$216	$160	$(2)	$—	$(49)	$325	$—	$325

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2013
Revenues:
Property and casualty insurance net earned premiums	$2,345	$—	$—	$—	$—	$2,345	$—	$2,345
Life, accident and health net earned premiums	—	—	87	—	—	87	—	87
Net investment income	196	764	57	(27)	6	996	—	996
Realized gains on securities	—	—	—	—	—	—	154	154
Income (loss) of MIEs:
Investment income	—	—	—	98	—	98	—	98
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(21)	—	(21)	—	(21)
Other income	10	46	3	(12)	24	71	—	71
Total revenues	2,551	810	147	38	30	3,576	154	3,730

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,449	—	—	—	—	1,449	54	1,503
Commissions and other underwriting expenses	772	—	—	—	—	772	—	772
Annuity benefits	—	394	—	—	—	394	—	394
Life, accident and health benefits	—	—	120	—	—	120	—	120
Annuity and supplemental insurance acquisition expenses	—	114	14	—	—	128	—	128
Interest charges on borrowed money	3	—	—	—	51	54	—	54
Expenses of MIEs	—	—	—	68	—	68	—	68
Other expenses	34	66	20	—	101	221	27	248
Total costs and expenses	2,258	574	154	68	152	3,206	81	3,287
Earnings before income taxes	293	236	(7)	(30)	(122)	370	73	443
Provision for income taxes	91	81	(3)	—	(40)	129	26	155
Net earnings, including noncontrolling interests	202	155	(4)	(30)	(82)	241	47	288
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	—	(30)	1	(27)	2	(25)
Core Net Operating Earnings	200	155	(4)	—	(83)	268
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	97	97	(97)	—
Special A&E charges, net of tax	(35)	—	—	—	(14)	(49)	49	—
ELNY guaranty fund assessments, net of tax	—	(3)	—	—	—	(3)	3	—
Net Earnings Attributable to Shareholders	$165	$152	$(4)	$—	$—	$313	$—	$313

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $313 million in GAAP pretax earnings in the first nine months of 2014 compared to $239 million in the first nine months of 2013, an increase of $74 million (31%). Property and casualty core pretax earnings were $337 million in the first nine months of 2014 compared to $293 million in the first nine months of 2013, an increase of $44 million (15%). The increase in GAAP and core pretax earnings reflects higher underwriting profit in the Specialty casualty group and higher net investment income (due primarily to the investment of cash acquired in the Summit acquisition on April 1, 2014). The increase in GAAP pretax earnings also reflects lower non-core special A&E charges in 2014 as compared to 2013.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty operations for the nine months ended September 30, 2014 and 2013 (dollars in millions):

	Nine months ended September 30,
	2014	2013	% Change
Gross written premiums	$4,174	$3,734	12%
Reinsurance premiums ceded	(1,179)	(1,214)	(3%)
Net written premiums	2,995	2,520	19%
Change in unearned premiums	(178)	(175)	2%
Net earned premiums	2,817	2,345	20%
Loss and loss adjustment expenses (*)	1,791	1,449	24%
Commissions and other underwriting expenses	869	772	13%
Core underwriting gain	157	124	27%

Net investment income	219	196	12%
Other income and expenses, net	(39)	(27)	44%
Core earnings before income taxes	337	293	15%
Pretax non-core special A&E charges	(24)	(54)	(56%)
GAAP earnings before income taxes	$313	$239	31%

(*) Excluding non-core special A&E charges

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	63.6%	61.5%	2.1%
Underwriting expense ratio	30.8%	32.9%	(2.1%)
Combined ratio	94.4%	94.4%	—%

Aggregate — including discontinued lines
Loss and LAE ratio	64.4%	64.1%	0.3%
Underwriting expense ratio	30.8%	32.9%	(2.1%)
Combined ratio	95.2%	97.0%	(1.8%)

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $4.17 billion for the first nine months of 2014 compared to $3.73 billion for the first nine months of 2013, an increase of $440 million (12%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2014		2013
	GWP	%	GWP	%	% Change
Property and transportation	$1,860	45%	$1,945	52%	(4%)
Specialty casualty	1,869	45%	1,331	36%	40%
Specialty financial	445	10%	458	12%	(3%)
	$4,174	100%	$3,734	100%	12%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 28% of gross written premiums for the first nine months of 2014 compared to 33% for the first nine months of 2013, a decrease of 5% percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Nine months ended September 30,
	2014		2013		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(667)	36%	$(747)	38%	(2%)
Specialty casualty	(503)	27%	(428)	32%	(5%)
Specialty financial	(88)	20%	(104)	23%	(3%)
Other specialty	79		65
	$(1,179)	28%	$(1,214)	33%	(5%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $3.00 billion for the first nine months of 2014 compared to $2.52 billion for the first nine months of 2013, an increase of $475 million (19%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2014		2013
	NWP	%	NWP	%	% Change
Property and transportation	$1,193	40%	$1,198	47%	—%
Specialty casualty	1,366	46%	903	36%	51%
Specialty financial	357	12%	354	14%	1%
Other specialty	79	2%	65	3%	22%
	$2,995	100%	$2,520	100%	19%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $2.82 billion for the first nine months of 2014 compared to $2.35 billion for the first nine months of 2013, an increase of $472 million (20%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2014		2013
	NEP	%	NEP	%	% Change
Property and transportation	$1,129	40%	$1,111	47%	2%
Specialty casualty	1,266	45%	825	35%	53%
Specialty financial	348	12%	350	15%	(1%)
Other specialty	74	3%	59	3%	25%
	$2,817	100%	$2,345	100%	20%

The $440 million (12%) increase in gross written premiums for the first nine months of 2014 compared to the first nine months of 2013 reflects $270 million in premiums from Summit (acquired in April 2014) as well as significant growth in other businesses within the Specialty casualty group. Excluding premiums from Summit, gross written premiums increased by 5% over the first nine months of 2013. Overall average renewal rates increased approximately 2% in the first nine months of 2014.

Property and transportation Gross written premiums decreased $85 million (4%) in the first nine months of 2014 compared to the same period in 2013 reflecting the impact of lower 2014 commodity prices on the crop operations, partially offset by growth in the transportation businesses resulting from rate increases. Excluding the crop insurance business, gross written premiums increased by 6% for this group in the first nine months of 2014 compared to the first nine months of 2013. Average renewal rates were up approximately 5% for this group in the first nine months of 2014. Reinsurance premiums ceded as a percentage of gross written premiums declined 2 percentage points in the first nine months of 2014 compared to the first nine months of 2013 reflecting lower cessions in the crop business, partially offset by higher cessions in the excess property business and certain captive programs in the transportation business, as well as a change in the mix of business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Gross written premiums increased $538 million (40%) in the first nine months of 2014 compared to the first nine months of 2013 reflecting $270 million in premiums generated by Summit, which was acquired on April 1, 2014. Excluding premiums from Summit, gross written premiums increased 20% in the first nine months of 2014 compared to the first nine months of 2013 as a result of increased premiums in nearly all businesses in this group, particularly in the workers’ compensation, excess and surplus lines and targeted markets operations. New business opportunities and increased exposures from higher payroll on existing accounts have contributed to increased premiums in the workers’ compensation businesses. Strong premium growth in the excess and surplus lines and targeted markets operations is the result of broadening opportunities to write business coupled with the benefit from rate increases over multiple quarters. Average renewal rates were up approximately 2% for this group in the first nine months of 2014. Reinsurance premiums ceded as a percentage of gross written premiums declined 5 percentage points for the first nine months of 2014 compared to the first nine months of 2013 reflecting the impact of the acquisition of Summit, which cedes only about 1% of its premiums.

Specialty financial Gross written premiums decreased $13 million (3%) for the first nine months of 2014 compared to the first nine months of 2013. The impact of the October 2013 sale of a service contract business, which ceded all of its premiums under reinsurance contracts, more than offset growth in gross written premiums across the remaining businesses in this group. Average renewal rates for this group decreased 1 percentage point in the first nine months of 2014. Reinsurance premiums ceded as a percentage of gross written premiums declined 3 percentage points for the first nine months of 2014 compared to the first nine months of 2013 reflecting the sale of the service contract business, which was 100% reinsured, partially offset by higher cessions of certain business in the financial institutions operations.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below details the components of the combined ratio for AFG’s property and casualty segment for the first nine months of 2014 compared to the first nine months of 2013:

	Nine months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013
Property and transportation
Loss and LAE ratio	75.8%	75.1%	0.7%
Underwriting expense ratio	24.3%	25.3%	(1.0%)
Combined ratio	100.1%	100.4%	(0.3%)
Underwriting loss				$(1)	$(5)

Specialty casualty
Loss and LAE ratio	61.8%	57.1%	4.7%
Underwriting expense ratio	30.3%	34.4%	(4.1%)
Combined ratio	92.1%	91.5%	0.6%
Underwriting profit				$100	$70

Specialty financial
Loss and LAE ratio	33.6%	33.3%	0.3%
Underwriting expense ratio	53.1%	52.5%	0.6%
Combined ratio	86.7%	85.8%	0.9%
Underwriting profit				$46	$50

Total Specialty
Loss and LAE ratio	63.6%	61.5%	2.1%
Underwriting expense ratio	30.8%	32.9%	(2.1%)
Combined ratio	94.4%	94.4%	—%
Underwriting profit				$158	$131

Aggregate — including discontinued lines
Loss and LAE ratio	64.4%	64.1%	0.3%
Underwriting expense ratio	30.8%	32.9%	(2.1%)
Combined ratio	95.2%	97.0%	(1.8%)
Underwriting profit				$133	$70
The Specialty property and casualty insurance operations generated an underwriting profit of $158 million in the first nine months of 2014 compared to $131 million in the first nine months of 2013, an increase of $27 million (21%). The higher profit in the first nine months of 2014 is primarily the result of significantly higher underwriting profit in the Specialty casualty group and improved underwriting results in the Property and transportation group, including lower catastrophe losses. Overall catastrophe losses were $25 million (0.9 points on the combined ratio) during the first nine months of 2014 compared to $30 million (1.3 points), in the first nine months of 2013.

Property and transportation This group reported an underwriting loss of $1 million for the first nine months of 2014 compared to $5 million for the first nine months of 2013, an improvement of $4 million (80%). Higher underwriting profit in the property and inland marine operations, including lower catastrophe losses, and improved underwriting results in the transportation businesses more than offset lower underwriting profit in the agricultural operations. Catastrophe losses were $18 million (1.6 points) for this group during the first nine months of 2014 compared to $27 million (2.4 points) in the first nine months of 2013.

Specialty casualty Underwriting profit for this group was $100 million for the first nine months of 2014 compared to $70 million in the first nine months of 2013, an increase of $30 million (43%). Higher underwriting profit in the workers’ compensation businesses, including the Summit business acquired on April 1, 2014, was partially offset by lower underwriting results in the general liability lines of business, primarily the result of adverse prior year reserve development, and lower favorable prior year reserve development in the executive liability business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial Underwriting profit for this group was $46 million for the first nine months of 2014 compared to $50 million in the first nine months of 2013, a decrease of $4 million (8%). Lower profitability in the trade credit and financial institutions businesses impacted these results.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 64.4% for the first nine months of 2014 compared to 64.1% for the first nine months of 2013, an increase of 0.3 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below:

	Nine months ended September 30,
	Amount		Ratio		Change in
	2014	2013	2014	2013	Ratio
Property and transportation
Current year, excluding catastrophe losses	$825	$812	73.0%	73.1%	(0.1%)
Prior accident years development	13	(4)	1.2%	(0.4%)	1.6%
Current year catastrophe losses	18	27	1.6%	2.4%	(0.8%)
Property and transportation losses and LAE and ratio	$856	$835	75.8%	75.1%	0.7%

Specialty casualty
Current year, excluding catastrophe losses	$800	$511	63.2%	62.0%	1.2%
Prior accident years development	(21)	(42)	(1.7%)	(5.0%)	3.3%
Current year catastrophe losses	3	1	0.3%	0.1%	0.2%
Specialty casualty losses and LAE and ratio	$782	$470	61.8%	57.1%	4.7%

Specialty financial
Current year, excluding catastrophe losses	$127	$124	36.6%	35.6%	1.0%
Prior accident years development	(13)	(10)	(3.9%)	(2.9%)	(1.0%)
Current year catastrophe losses	3	2	0.9%	0.6%	0.3%
Specialty financial losses and LAE and ratio	$117	$116	33.6%	33.3%	0.3%

Total Specialty
Current year, excluding catastrophe losses	$1,794	$1,482	63.7%	63.3%	0.4%
Prior accident years development	(29)	(70)	(1.0%)	(3.1%)	2.1%
Current year catastrophe losses	25	30	0.9%	1.3%	(0.4%)
Total Specialty losses and LAE and ratio	$1,790	$1,442	63.6%	61.5%	2.1%

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$1,794	$1,483	63.7%	63.3%	0.4%
Prior accident years development	(4)	(10)	(0.2%)	(0.5%)	0.3%
Current year catastrophe losses	25	30	0.9%	1.3%	(0.4%)
Aggregate losses and LAE and ratio	$1,815	$1,503	64.4%	64.1%	0.3%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio for AFG’s Specialty property and casualty insurance operations was 63.7% for the first nine months of 2014 compared to 63.3% for the first nine months of 2013, an increase of 0.4%.

Specialty casualty   The 1.2 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects the inclusion of Summit following its acquisition on April 1, 2014, which has a higher loss and LAE ratio than AFG’s overall Specialty casualty group.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $29 million in the first nine months of 2014 compared to $70 million in the first nine months of 2013, a decrease of $41 million (59%).

Property and transportation Net adverse reserve development of $13 million in the first nine months of 2014 reflects higher than expected severity in commercial auto liability losses written in the transportation businesses, partially offset by lower than expected claim frequency in the agribusiness, property and inland marine and ocean marine businesses. Net favorable reserve

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

development of $4 million in the first nine months of 2013 reflects lower than expected claims handling expense in the crop business and lower claim severity in the property inland marine and ocean marine businesses, substantially offset by adverse development from increased claim severity in the commercial auto liability business written by the transportation businesses.

Specialty casualty Net favorable reserve development of $21 million in the first nine months of 2014 reflects lower than expected claim severity in directors and officers liability insurance, lower than expected claim severity and frequency in excess liability insurance and lower than anticipated claim severity in specialty workers’ compensation business, partially offset by higher than expected claims severity in contractor claims and in a run-off book of casualty business. Net favorable reserve development of $42 million in the first nine months of 2013 reflects lower than expected claim severity in directors and officers liability insurance and lower than expected claim severity and frequency in excess liability business.

Specialty financial Net favorable reserve development of $13 million in the first nine months of 2014 reflects lower than expected claim severity in the surety and fidelity businesses and lower than expected claim frequency and severity in the foreign credit business and products for financial institutions. Net favorable reserve development of $10 million in the first nine months of 2013 is due to lower than expected claim frequency and severity in the foreign credit and financial institution services businesses as economic conditions did not affect these lines as adversely as had been anticipated.

Other specialty In addition to the development discussed above, total Specialty net favorable reserve development reflects amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998 and reserve development associated with AFG’s internal reinsurance program.

Special Asbestos and Environmental Reserve Charges   See “Net prior year reserve development” under “Results of Operations — Property and Casualty Insurance” for the quarters ended September 30, 2014 and 2013 for a discussion of the $24 million and $54 million special A&E charges recorded in the third quarter of 2014 and 2013, respectively.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty segment includes the special A&E charges mentioned above.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. The $18 million in catastrophe losses in the Property and transportation group in the first nine months of 2014 were primarily from winter storms in the month of January and multiple storms in the midwestern and central United States in the second quarter of 2014. The $27 million in catastrophe losses in the Property and transportation group in the first nine months of 2013 resulted primarily from spring storms in the southeastern United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $869 million in the first nine months of 2014 compared to $772 million for the first nine months of 2013, an increase of $97 million (13%). AFG’s underwriting expense ratio was 30.8% for the first nine months of 2014 compared to 32.9% for the first nine months of 2013, a decrease of 2.1 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Nine months ended September 30,
	2014		2013		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$274	24.3%	$281	25.3%	(1.0%)
Specialty casualty	384	30.3%	285	34.4%	(4.1%)
Specialty financial	185	53.1%	184	52.5%	0.6%
Other specialty	26	34.8%	22	37.3%	(2.5%)
	$869	30.8%	$772	32.9%	(2.1%)

The $97 million increase in commissions and other underwriting expenses reflects the acquisition of Summit on April 1, 2014. The overall decrease of 2.1% in AFG’s expense ratio for the first nine months of 2014 as compared to the first nine months of 2013 reflects the inclusion of Summit following its acquisition on April 1, 2014, which has a lower expense ratio than AFG’s overall property and casualty operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.0 percentage points in the first nine months of 2014 compared to the first nine months of 2013 reflecting lower profitability based commissions paid to agents and brokers, an increase in ceding commissions received from reinsurers and a change in mix of business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 4.1 percentage points in the first nine months of 2014 compared to the first nine months of 2013 due primarily to the inclusion of Summit following its acquisition on April 1, 2014, which has a lower expense ratio than AFG’s overall Specialty casualty group, and the impact of higher premiums across the Specialty casualty group on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.6 percentage points in the first nine months of 2014 compared to the first nine months of 2013, due primarily to the impact of lower premiums on the ratio.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $219 million for the first nine months of 2014 compared to $196 million in the first nine months of 2013, an increase of $23 million (12%). Net investment income in AFG’s property and casualty operations includes $7 million in the first nine months of 2014, from recording equity in the earnings of limited partnerships and similar investments. Equity in the earnings of these investments has not been material and was included in realized gains (losses) on securities prior to 2014. In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Nine months ended September 30,
	2014	2013	Change	% Change
Net investment income	$219	$196	$23	12%

Average invested assets (at amortized cost)	$7,651	$6,876	$775	11%

Yield (net investment income as a % of average invested assets)	3.82%	3.80%	0.02%

Tax equivalent yield (*)	4.41%	4.39%	0.02%

(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty segment for the first nine months of 2014 compared to the first nine months of 2013 is due primarily to the investment of cash acquired in the Summit acquisition on April 1, 2014. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.82% for the first nine months of 2014 compared to 3.80% for the first nine months of 2013, an increase of 0.02 percentage points. The impact of equity in the earnings of limited partnerships and similar investments and strong investment results in the first nine months of 2014 was partially offset by the impact of lower yields available in the financial markets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expense, Net
Other income and expenses, net for AFG’s property and casualty operations was a net expense of $39 million for the first nine months of 2014 compared to $27 million for the first nine months of 2013, an increase of $12 million (44%). The table below details the items included in other income and expenses, net for AFG’s property and casualty operations (in millions):

	Nine months ended September 30,
	2014	2013
Other income
Income from the sale of real estate	$2	$4
Other	6	6
Total other income	8	10
Other expenses
Amortization of intangibles	14	10
Tender offer expenses	3	—
Other	27	24
Total other expense	44	34
Interest expense	3	3
Other income and expenses, net	$(39)	$(27)

Amortization of intangibles includes $3 million in the first nine months of 2014 related to the Summit acquisition.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $243 million in GAAP pretax earnings in the first nine months of 2014 compared to $231 million in the first nine months of 2013, an increase of $12 million (5%). AFG’s annuity operations contributed $243 million in core pretax earnings in the first nine months of 2014 compared to $236 million in the first nine months of 2013, an increase of $7 million (3%). While AFG’s average annuity investments (at amortized cost) were 18% higher for the first nine months of 2014 as compared to the first nine months of 2013, the benefit of this growth was partially offset by the run-off of higher yielding investments and the impact that fluctuations in interest rates in the first nine months of 2014 and 2013 had on the fair value accounting for fixed-indexed annuities.

The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for the nine months ended September 30, 2014 and 2013 (dollars in millions).

	Nine months ended September 30,
	2014	2013	% Change
Revenues:
Net investment income	$851	$764	11%
Other income:
Guaranteed withdrawal benefit fees	25	18	39%
Policy charges and other miscellaneous income	32	28	14%
Total revenues	908	810	12%

Costs and Expenses:
Annuity benefits (a)	491	394	25%
Acquisition expenses	109	114	(4%)
Other expenses (b)	65	66	(2%)
Total costs and expenses	665	574	16%
Core earnings before income taxes	243	236	3%
Pretax non-core ELNY guaranty fund assessments	—	(5)	(100%)
GAAP earnings before income taxes	$243	$231	5%

(a) Annuity benefits consisted of the following (in millions):

	Nine months ended September 30,
	2014	2013	% Change
Interest credited — fixed	$370	$333	11%
Interest credited — fixed component of variable annuities	5	5	—%
Change in expected death and annuitization reserve	14	14	—%
Amortization of sales inducements	20	23	(13%)
Change in guaranteed withdrawal benefit reserve	30	28	7%
Change in other benefit reserves	11	6	83%
Subtotal before impact of derivatives related to fixed-indexed annuities	450	409	10%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	153	110	39%
Equity option mark-to-market	(112)	(125)	(10%)
Impact of derivatives related to fixed-indexed annuities	41	(15)	(373%)
Total annuity benefits	$491	$394	25%
(b)    Other expenses exclude the $5 million pretax non-core charge for ELNY guaranty fund assessments in 2013.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Nine months ended September 30,
	2014	2013	% Change
Average fixed annuity investments (at amortized cost)	$22,077	$18,693	18%
Average fixed annuity benefits accumulated	21,790	18,231	20%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	5.09%	5.40%
Interest credited — fixed	(2.26%)	(2.43%)
Net interest spread	2.83%	2.97%

Policy charges and other miscellaneous income	0.13%	0.14%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.30%)	(0.39%)
Acquisition expenses	(0.63%)	(0.80%)
Other expenses (*)	(0.37%)	(0.45%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.25%)	0.11%
Net spread earned on fixed annuities	1.41%	1.58%

(*)
Excludes the $5 million pretax non-core charge for ELNY guaranty fund assessments. Including this charge, the net spread earned on fixed annuities was 1.54% for the nine months ended September 30, 2013.

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the Annuity segment’s net spread earned on fixed annuities:

	Nine months ended September 30,
	2014	2013
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.57%	1.51%
Impact of derivatives related to fixed-indexed annuities (*)	(0.16%)	0.07%
Net spread earned on fixed annuities	1.41%	1.58%

(*)
Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the first nine months of 2014 was $851 million compared to $764 million for the first nine months of 2013, an increase of $87 million (11%). This increase primarily reflects the growth in AFG’s annuity business, partially offset by the run-off of higher yielding investments. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.31 percentage points for the first nine months of 2014 compared to the same period in 2013. This decline in net investment yield reflects the investment of new premium dollars at lower yields as compared to the existing investment portfolio and the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first nine months of 2014 was $370 million compared to $333 million for the first nine months of 2013, an increase of $37 million (11%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.17 percentage points in the first nine months of 2014 compared to the same period of 2013. During the first nine months of 2014, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.14 percentage points in the first nine months of 2014 compared to the same period in 2013 due primarily to the run-off of higher yielding investments.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, were $32 million for the first nine months of 2014 compared to $28 million for the first nine months of 2013, an increase of $4 million (14%) reflecting growth in the business.

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the first nine months of 2014 were $50 million compared to $53 million for the first nine months of 2013, a decrease of $3 million (6%). In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Nine months ended September 30,
	2014	2013
Change in excess death and annuitization reserve	$14	$14
Amortization of sales inducements	20	23
Change in guaranteed withdrawal benefit reserve	30	28
Change in other benefit reserves	11	6
Other annuity benefits	75	71
Offset guaranteed withdrawal benefit fees	(25)	(18)
Other annuity benefits, net	$50	$53

The $3 million decrease in other annuity benefits, net of guaranteed withdrawal benefit fees, for the first nine months of 2014 compared to the first nine months of 2013 reflects primarily increased fees from products with guaranteed withdrawal benefit features.

Annuity Acquisition Expenses
AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.63% for the first nine months of 2014 compared to 0.80% for the first nine months of 2013 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of lower interest rates during the first nine months of 2014 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of deferred policy acquisition costs; conversely, higher interest rates during the first nine months of 2013 had a positive impact on the fair value of the derivatives, resulting in a partially offsetting acceleration in the amortization of DPAC.

Annuity Other Expenses
Annuity other expenses for the first nine months of 2014 were $65 million, compared to $66 million, excluding the non-core ELNY guaranty fund assessments charge, for the first nine months of 2013, a decrease of $1 million (2%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses declined 0.08 percentage points for the first nine months of 2014 as compared to the first nine months of 2013. In general, this percentage is expected to decrease as AFG’s annuity business grows and annuity other expenses remain relatively stable.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately one-half of annuity benefits accumulated at September 30, 2014, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $41 million in the first nine months of 2014, reflecting the negative impact of lower interest rates on the derivatives. Conversely, the net change in fair value of the derivatives related to fixed-indexed annuities reduced annuity benefits by $15 million in the first nine months of 2013, reflecting the positive impact of higher interest rates.

Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products. The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the Annuity segment’s earnings before income taxes:

	Nine months ended September 30,
	2014	2013	% Change
Core earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$269	$227	19%
Change in fair value of derivatives related to fixed-indexed annuities	(41)	15	(373%)
Related impact on amortization of DPAC (*)	15	(6)	(350%)
Core earnings before income taxes	243	236	3%
Pretax non-core ELNY guaranty fund assessments	—	(5)	(100%)
GAAP earnings before income taxes	$243	$231	5%

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.17 percentage points in the first nine months of 2014 compared to the same period in 2013 due to the 0.14 percentage points decrease in AFG’s net interest spread and the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above. These items were partially offset by the impact of growth in AFG’s annuity business on other expenses and other annuity benefits as a percent of fixed annuity benefits accumulated discussed above. AFG expects its net spread earned on fixed annuities to be in the range of 1.35% to 1.40% for the full-year 2014 (1.50% to 1.55%, excluding the impact of fair value accounting for derivatives related to fixed-indexed annuities) as compared to the 1.60% earned for the full-year 2013.

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

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the nine months ended September 30, 2014 and 2013 (in millions):

	Nine months ended September 30,
	2014	2013
Beginning fixed annuity reserves	$20,679	$17,274
Fixed annuity premiums (receipts)	2,689	2,613
Federal Home Loan Bank advances	—	200
Surrenders, benefits and other withdrawals	(1,209)	(1,085)
Interest and other annuity benefit expenses:
Interest credited	370	333
Embedded derivative mark-to-market	153	110
Change in other benefit reserves	63	60
Ending fixed annuity reserves	$22,745	$19,505

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$22,745	$19,505
Impact of unrealized investment gains	107	84
Fixed component of variable annuities	192	196
Annuity benefits accumulated per balance sheet	$23,044	$19,785

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $2.73 billion in the first nine months of 2014 compared to $2.65 billion in the first nine months of 2013, an increase of $73 million (3%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Nine months ended September 30,
	2014	2013	% Change
Financial institutions single premium annuities — indexed	$1,063	$604	76%
Financial institutions single premium annuities — fixed	271	427	(37%)
Retail single premium annuities — indexed	1,128	1,314	(14%)
Retail single premium annuities — fixed	82	112	(27%)
Education market — 403(b) fixed and indexed annuities	145	156	(7%)
Total fixed annuity premiums	2,689	2,613	3%
Variable annuities	36	39	(8%)
Total annuity premiums	$2,725	$2,652	3%

The 3% increase in annuity premiums in the first nine months of 2014 compared to the same period in 2013 was largely the result of growth in the sales of fixed-indexed annuities in the financial institutions market during the first six months of 2014 resulting from new products, expanded distribution and improved market penetration within existing distribution channels. However, AFG experienced a decline in premiums in the third quarter of 2014 as compared to recent quarters, which management attributes to AFG’s disciplined approach to product pricing in a declining interest rate environment and increased competition.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the GAAP and core net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the nine months ended September 30, 2014 and 2013 (in millions):

	Nine months ended September 30,
	2014	2013
Earnings on fixed annuity benefits accumulated (a)	$231	$216
Earnings on investments in excess of fixed annuity benefits accumulated (b)	11	18
Variable annuity earnings	1	2
Core earnings before income taxes	243	236
Pretax non-core ELNY guaranty fund assessments	—	(5)
GAAP earnings before income taxes	$243	$231

(a) Excludes the $5 million pretax non-core charge for ELNY guarantee fund assessments in 2013.
(b) Net investment income (as a % of investments) of 5.09% and 5.40% for the nine months ended September 30, 2014 and 2013, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s loss before income taxes from its run-off long-term care and life operations for the nine months ended September 30, 2014 and 2013 (dollars in millions):

	Nine months ended September 30,
	2014	2013	% Change
Revenues:
Net earned premiums:
Long-term care	$56	$58	(3%)
Life operations	26	29	(10%)
Net investment income	62	57	9%
Other income	3	3	—%
Total revenues	147	147	—%

Costs and Expenses:
Life, accident and health benefits:
Long-term care	84	85	(1%)
Life operations	35	35	—%
Acquisition expenses	13	14	(7%)
Other expenses	18	20	(10%)
Total costs and expenses	150	154	(3%)
Loss before income taxes	$(3)	$(7)	(57%)

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains) totaled $114 million for the first nine months of 2014 compared to $144 million for the first nine months of 2013, a decrease of $30 million (21%). AFG’s net core pretax loss outside of its insurance operations (excluding realized gains) totaled $108 million for the first nine months of 2014 compared to $122 million for the first nine months of 2013, a decrease of $14 million (11%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations for the nine months ended September 30, 2014 and 2013 (dollars in millions):

	Nine months ended September 30,
	2014	2013	% Change
Revenues:
Net investment income	$3	$6	(50%)
Other income	25	24	4%
Total revenues	28	30	(7%)

Costs and Expenses:
Interest charges on borrowed money	50	51	(2%)
Other expenses (*)	86	101	(15%)
Total costs and expenses	136	152	(11%)
Core loss before income taxes, excluding realized gains	(108)	(122)	(11%)
Pretax non-core special A&E charges	(6)	(22)	(73%)
GAAP loss before income taxes, excluding realized gains	$(114)	$(144)	(21%)

(*)   Excludes pretax non-core special A&E charges of $6 million and $22 million for the first nine months of 2014 and 2013, respectively. See “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2014 and 2013 for a discussion of these non-core charges.

Holding Company and Other — Net Investment Income
AFG recorded investment income on investments held outside of its insurance operations of $3 million in the first nine months of 2014 and $6 million in the first nine months of 2013.

Holding Company and Other — Other Income
Other income in the table above includes $18 million in the first nine months of 2014 and $12 million in the first nine months of 2013 of management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). These fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $7 million in the first nine months of 2014 compared to $12 million in the first nine months of 2013. Other income for the first nine months of 2014 includes $1 million of income from the sale of real estate and other assets compared to $4 million in the first nine months of 2013.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $50 million in the first nine months of 2014 compared to $51 million in the first nine months of 2013, a decrease of $1 million (2%).

Holding Company and Other — Special A&E Charges
See “Holding Company and Other — Special A&E Charges” under “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2014 and 2013 for a discussion of the $6 million and $22 million in non-core special A&E charges recorded in the third quarter of 2014 and 2013, respectively.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges, AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $86 million in the first nine months of 2014 compared to $101 million in the first nine months of 2013, a decrease of $15 million (15%). The decrease reflects lower holding company expenses associated with employee benefit plans that are tied to stock market performance and certain share-based incentive plans.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains on Securities   AFG’s consolidated realized gains on securities, which are not allocated to segments, were $44 million in the first nine months of 2014 compared to $154 million in the first nine months of 2013, a decrease of $110 million (71%). Realized gains (losses) on securities consisted of the following (in millions):

	Nine months ended September 30,
	2014	2013
Realized gains (losses) before impairments:
Disposals	$55	$158
Change in the fair value of derivatives	3	2
Adjustments to annuity deferred policy acquisition costs and related items	(1)	—
	57	160
Impairment charges:
Securities	(16)	(6)
Adjustments to annuity deferred policy acquisition costs and related items	3	—
	(13)	(6)
Realized gains on securities	$44	$154

Realized gains on disposals include gains on sales of Verisk Analytics, Inc. of $49 million in the first nine months of 2013.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $155 million for the first nine months of 2014 and 2013. See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net loss attributable to noncontrolling interests was $44 million for the first nine months of 2014 compared to $25 million for the first nine months of 2013. The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Nine months ended September 30,
	2014	2013	% Change
National Interstate	$3	$4	(25%)
Managed Investment Entities	(47)	(30)	57%
Other	—	1	(100%)
Loss attributable to noncontrolling interests	$(44)	$(25)	76%

As discussed in Note A — “Accounting Policies,” and Note H — “Managed Investment Entities” to the financial statements, the losses of Managed Investment Entities represent CLO losses that ultimately inure to holders of the CLO debt.

RECENT ACCOUNTING STANDARDS

See Note A — “Accounting Policies — Managed Investment Entities” to the financial statements for a discussion of a recent accounting standard update that will impact AFG’s accounting for its managed CLOs.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure of Market Risk
As of September 30, 2014, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2013 Form 10-K.

ITEM 4
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2014 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting. AFG acquired Summit Holding Southeast, Inc. and its related companies effective April 1, 2014. These companies have been excluded from management’s assessment of internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the third fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first nine months of 2014 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Quarter	419,938	$56.68	419,938	5,694,763
Second Quarter	345,136	$57.95	345,136	5,349,627
July	424,102	$57.45	424,102	4,925,525
August	688,126	$56.72	688,126	4,237,399
September	331,705	$58.62	331,705	3,905,694
Total	2,209,007	$57.33	2,209,007

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in August 2012 and February 2013.

In addition, AFG acquired 23,790 shares of its Common Stock (at an average of $56.15 per share) in the first quarter of 2014 in connection with its stock incentive plans.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL(Extensible Business Reporting Language):
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

American Financial Group, Inc.

November 6, 2014	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer