Form 10-K
period 2014-12-31
AMERICAN FINANCIAL GROUP INC
filed 2015-02-26
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014	Commission File No. 1-13653
AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
301 East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange and Nasdaq Global Select Market
6-3/8% Senior Notes due June 12, 2042	New York Stock Exchange
5-3/4% Senior Notes due August 25, 2042	New York Stock Exchange
7% Senior Notes due September 30, 2050	New York Stock Exchange
6-1/4% Subordinated Debentures due September 30, 2054	New York Stock Exchange
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
          Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $4.6 billion.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 87,255,891 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2015.
________________________________
Documents Incorporated by Reference:
Proxy Statement for 2015 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof). ______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC.

FORWARD-LOOKING STATEMENTS

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

Property and Casualty Insurance Segment

General

AFG’s property and casualty operations provide a wide range of commercial coverages through the approximately 30 niche insurance businesses that make up the Great American Insurance Group. AFG’s property and casualty insurance operations ultimately report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. Each business is managed by experienced professionals in particular lines or customer groups and operates autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations employed approximately 6,200 people as of December 31, 2014. These operations are conducted through the subsidiaries listed in the following table, which includes independent financial strength ratings and 2014 gross written premiums (in millions) for each major subsidiary. These ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a rating in the “A” category by A.M. Best is important to compete successfully in most lines of business.

	Ratings		Gross Written
	AM Best	S&P	Premiums
Company
Great American Insurance	A+	A+	$3,491
National Interstate	A	not rated	689
Summit (Bridgefield Casualty and Bridgefield Employers)	A	A	414
Republic Indemnity	A	A+	267
Marketform Lloyd’s Syndicate	A	A+	220
Mid-Continent Casualty	A+	A+	167
American Empire Surplus Lines	A+	A+	150
Other			79
			$5,477

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

AFG’s statutory combined ratio averaged 94.4% for the period 2012 to 2014 as compared to 98.7% for the property and casualty industry over the same period (Source: “A.M. Best’s U.S. Property/Casualty Review & Preview” — February 2015 Edition). AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

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

The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2014	2013	2012
Gross written premiums	$5,477	$4,805	$4,321
Ceded reinsurance	(1,457)	(1,464)	(1,372)
Net written premiums	$4,020	$3,341	$2,949

Net earned premiums	$3,878	$3,204	$2,847
Loss and LAE	2,470	1,986	1,842
Special asbestos and environmental (“A&E”) charges	24	54	31
Underwriting expenses	1,172	1,019	887
Underwriting gain	$212	$145	$87

GAAP ratios:
Loss and LAE ratio	64.3%	63.7%	65.8%
Underwriting expense ratio	30.2%	31.8%	31.1%
Combined ratio	94.5%	95.5%	96.9%

Statutory ratios:
Loss and LAE ratio	63.2%	62.2%	63.2%
Underwriting expense ratio	30.4%	31.9%	32.4%
Combined ratio	93.6%	94.1%	95.6%

Industry statutory combined ratio (a)
All lines	97.2%	96.4%	102.5%
Commercial lines	97.7%	96.7%	104.4%

(a)	The source of the industry ratios is “A.M. Best’s U.S. Property/Casualty — Review & Preview” (February 2015 Edition).

As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, severe storms, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG’s insurance operations from current accident year catastrophes were $28 million in 2014, $31 million in 2013 and $46 million in 2012 and are included in the table above.

AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG’s net exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 3.5% of AFG’s shareholders’ equity.

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

Specialty Casualty
Executive and Professional Liability	Markets coverage for directors and officers of businesses and non-profit organizations; errors and omissions; and provides medical malpractice insurance.
Umbrella and Excess Liability	Provides liability coverage in excess of primary layers.
Excess and Surplus	Provides liability, umbrella and excess coverage for unique, volatile or hard to place risks, using rates and forms that generally do not have to be approved by state insurance regulators.
General Liability	Provides coverage for contractor-related businesses, energy development and production risks, and environmental liability risks.
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

Management believes specialization is the key element to the underwriting success of these business units. These specialty businesses are opportunistic and their premium volume will vary based on prevailing market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets that meet its profitability objectives. For example, in April 2014, AFG acquired Summit Holding Southeast, Inc. and its related companies. Summit is a leading provider of workers’ compensation solutions in the southeastern United States, which generated $539 million in net written premiums in

2014, including $410 million after the acquisition date. Likewise, AFG will withdraw from markets that do not meet its profit objectives or business strategy, such as the withdrawal from certain auto programs over the last few years.

Premium Distribution

The following table shows the net written premiums by sub-segment for AFG’s property and casualty insurance operations for 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Property and transportation	$1,566	$1,547	$1,473
Specialty casualty	1,864	1,224	992
Specialty financial	488	486	411
Other	102	84	73
	$4,020	$3,341	$2,949

The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers for 2014, 2013 and 2012 is shown below. Approximately 5% of AFG’s direct written premiums in 2014 were derived from non U.S.-based insurers, primarily Marketform, a United Kingdom-based Lloyd’s insurer.

	2014	2013	2012		2014	2013	2012
California	13.9%	13.8%	12.6%	Pennsylvania	2.6%	2.3%	2.6%
Florida	8.7%	4.3%	4.4%	Iowa	2.5%	3.4%	3.7%
New York	6.6%	6.6%	5.9%	Kansas	2.5%	3.2%	3.7%
Texas	6.2%	6.8%	6.9%	New Jersey	2.4%	2.3%	2.1%
Illinois	5.8%	6.8%	7.1%	Michigan	2.3%	2.4%	2.4%
Georgia	2.8%	2.3%	2.4%	South Dakota	2.1%	2.7%	2.5%
North Carolina	2.8%	2.4%	2.3%	Ohio	2.0%	2.1%	2.3%
Missouri	2.7%	3.1%	2.9%	Other	34.1%	35.5%	36.2%
					100.0%	100.0%	100.0%

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

In addition to traditional reinsurance, AFG has catastrophe coverage through a catastrophe bond structure with Riverfront Re Ltd. that provides coverage up to $95 million (fully collateralized) for catastrophe losses in excess of $100 million per occurrence for the period from April 1, 2014 through December 31, 2016.

In addition to the large line capacity and catastrophe reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 11% of AFG’s total property and casualty reinsurance recoverable (including prepaid reinsurance premiums and net of payables to reinsurers) at December 31, 2014: Hannover Reinsurance Co. Ltd, Munich Reinsurance America, Inc. and Swiss Reinsurance America Corporation. In addition, AFG has a reinsurance recoverable from Ohio Casualty Insurance Company of $174 million related to that company’s purchase of AFG’s commercial lines business in 1998. No other reinsurers exceeded 5% of AFG’s property and casualty reinsurance recoverable.

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

The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions) as of January 1, 2015:

	Retention Maximum	Reinsurance Coverage (a)
Coverage
California Workers’ Compensation	$2	$148
Other Workers’ Compensation	3	37
Commercial Umbrella	4	46
Property — General	5	45
Property — Catastrophe	24	176	(b)

(a)	Reinsurance covers substantial portions of losses in excess of retention. However, in general, losses resulting from terrorism are not covered.

(b)	Includes coverage for $95 million of losses excess of $100 million (per occurrence) provided through the Riverfront Re Ltd. catastrophe bond.

In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation (“FCIC”). The FCIC offers both proportional (or “quota share”) and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 15% to 25% of gross written premiums with the FCIC. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit sharing provision. During both 2014 and 2013, AFG reinsured 52.5% of premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. AFG expects to utilize similar levels of reinsurance in 2015.

The Balance Sheet caption “recoverables from reinsurers” included approximately $65 million on paid losses and LAE and $2.23 billion on unpaid losses and LAE at December 31, 2014. These amounts are net of allowances of approximately $25 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2014	2013	2012
Reinsurance ceded	$1,457	$1,464	$1,372
Reinsurance ceded, excluding crop	891	802	743
Reinsurance assumed — including involuntary pools and associations	90	61	38

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

The following table presents the development of AFG’s liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2014. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years, particularly with regard to A&E, as detailed below. The middle line shows a cumulative deficiency (redundancy), which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. See Note O — “Insurance — Property and Casualty Insurance Reserves” to the financial statements for an analysis of changes in AFG’s estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Liability for unpaid losses and loss adjustment expenses:
As originally estimated	$3,155	$3,619	$3,791	$3,868	$4,154	$3,899	$4,164	$4,282	$4,129	$4,288	$5,645
As re-estimated at December 31, 2014	$3,399	$3,405	$3,333	$3,293	$3,778	$3,650	$4,041	$4,259	$4,129	$4,294	N/A
Liability re-estimated:
One year later	106.3%	98.4%	97.4%	93.6%	95.2%	96.0%	98.3%	99.3%	99.6%	100.1%
Two years later	106.1%	98.8%	92.3%	89.7%	91.6%	94.2%	97.2%	99.3%	100.0%
Three years later	107.7%	95.2%	89.5%	85.8%	90.4%	93.9%	97.0%	99.5%
Four years later	106.0%	93.6%	87.0%	84.5%	90.8%	94.0%	97.0%
Five years later	105.5%	92.1%	86.5%	84.7%	91.1%	93.6%
Six years later	104.4%	92.1%	87.0%	85.2%	90.9%
Seven years later	104.9%	92.8%	87.5%	85.1%
Eight years later	105.8%	93.7%	87.9%
Nine years later	107.2%	94.1%
Ten years later	107.7%
Cumulative deficiency (redundancy) (a)	7.7%	(5.9%)	(12.1%)	(14.9%)	(9.1%)	(6.4%)	(3.0%)	(0.5%)	—%	0.1%	N/A
Cumulative paid as of:
One year later	25.4%	23.5%	22.3%	21.0%	24.0%	21.3%	23.3%	27.7%	27.4%	27.3%
Two years later	40.8%	37.5%	34.8%	32.9%	37.2%	35.9%	38.6%	45.7%	43.7%
Three years later	52.4%	46.9%	43.6%	41.6%	47.0%	47.1%	52.7%	57.0%
Four years later	60.1%	53.6%	49.9%	47.5%	54.5%	57.7%	60.9%
Five years later	65.6%	58.7%	54.2%	52.6%	62.4%	63.5%
Six years later	70.5%	62.1%	58.0%	58.5%	66.4%
Seven years later	73.8%	65.3%	63.2%	61.4%
Eight years later	77.1%	70.3%	65.8%
Nine years later	82.5%	72.5%
Ten years later	84.9%
(a) Cumulative deficiency (redundancy):
Special A&E charges	12.5%	5.9%	5.6%	4.4%	3.8%	4.0%	3.7%	2.6%	1.9%	0.5%
Other	(4.8%)	(11.8%)	(17.7%)	(19.3%)	(12.9%)	(10.4%)	(6.7%)	(3.1%)	(1.9%)	(0.4%)
Total	7.7%	(5.9%)	(12.1%)	(14.9%)	(9.1%)	(6.4%)	(3.0%)	(0.5%)	—%	0.1%	N/A

The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
As originally estimated:
Net liability shown above	$3,155	$3,619	$3,791	$3,868	$4,154	$3,899	$4,164	$4,282	$4,129	$4,288	$5,645
Add reinsurance recoverables	2,234	2,243	2,309	2,300	2,610	2,513	2,249	2,238	2,716	2,122	2,227
Gross liability	$5,389	$5,862	$6,100	$6,168	$6,764	$6,412	$6,413	$6,520	$6,845	$6,410	$7,872
As re-estimated at December 31, 2014:
Net liability shown above	$3,399	$3,405	$3,333	$3,293	$3,778	$3,650	$4,041	$4,259	$4,129	$4,294
Add reinsurance recoverables	2,605	2,367	2,154	1,906	2,252	1,926	1,913	1,996	2,911	2,116
Gross liability	$6,004	$5,772	$5,487	$5,199	$6,030	$5,576	$5,954	$6,255	$7,040	$6,410	N/A
Gross cumulative deficiency (redundancy) (a)	11.4%	(1.5%)	(10.0%)	(15.7%)	(10.9%)	(13.0%)	(7.2%)	(4.1%)	2.8%	—%	N/A

(a) Gross cumulative deficiency (redundancy):
Special A&E charges	9.1%	5.0%	4.8%	3.7%	3.1%	3.4%	3.2%	2.4%	1.8%	0.5%
Other	2.3%	(6.5%)	(14.8%)	(19.4%)	(14.0%)	(16.4%)	(10.4%)	(6.5%)	1.0%	(0.5%)
Total	11.4%	(1.5%)	(10.0%)	(15.7%)	(10.9%)	(13.0%)	(7.2%)	(4.1%)	2.8%	—%	N/A

In evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFG’s $24 million special A&E charge related to losses recorded in 2014, but incurred before 2004, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

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

The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2014 are as follows (in millions):

Liability reported on a SAP basis, net of $122 million of retroactive reinsurance	$5,049
Reinsurance recoverables, net of allowance	2,227
Other, including reserves of foreign insurers	596
Liability reported on a GAAP basis	$7,872

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

Management has periodically conducted comprehensive studies of its asbestos and environmental reserves with the aid of outside actuarial and engineering firms and specialty outside counsel, generally every two years, with an in-depth internal review during the intervening years. Charges resulting from these studies and reviews are included in “Incurred losses and LAE” in the table below. As a result of the in-depth internal review in 2014, AFG recorded a $24 million pretax special charge in the third quarter of 2014 to increase the property and casualty group’s asbestos reserves by $4 million (net of reinsurance) and its environmental reserves by $20 million (net of reinsurance). As the overall industry exposure to asbestos has matured, the focus of litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years. The increase in environmental reserves was attributed primarily to AFG’s increased defense costs and a number of claims where the estimated costs of remediation have increased. There were no newly identified or emerging broad industry trends that management believes would significantly impact the overall adequacy of AFG’s reserves. As a result of the 2013 external study, AFG recorded a $54 million pretax special charge in the third quarter of 2013 to increase the property and casualty group’s asbestos reserves by $16 million (net of reinsurance) and its environmental reserves by $38 million (net of reinsurance). The increase in asbestos reserves was driven primarily by slightly higher than expected loss experience, higher defense costs and some increased claim severity. The increase in environmental reserves was attributed primarily to a small number of claims where the estimated costs of remediation have increased. In addition to the third quarter special charge, AFG increased A&E reserves for one claim by $5 million in early 2013 due to fact specific developments. As a result of the in-depth internal review in 2012, AFG recorded a $31 million pretax special charge (net of reinsurance) to increase the property and casualty group’s A&E reserves. The charge relates primarily to an increase in environmental investigative costs and related loss adjustment expenses. In addition to the third quarter special charge, AFG increased A&E reserves for two individual claims by an aggregate of $12 million in 2012 due to fact specific developments and refined estimates of exposure.

The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2014	2013	2012
Reserves at beginning of year	$301	$373	$362
Incurred losses and LAE	24	59	43
Paid losses and LAE — two large claims (*)	—	(106)	—
Paid losses and LAE — other	(36)	(25)	(32)
Reserves at end of year, net of reinsurance recoverable	289	301	373
Reinsurance recoverable, net of allowance	77	83	98
Gross reserves at end of year	$366	$384	$471

(*)	Payments (net of reinsurance recoveries) associated with the settlement of the A.P. Green Industries claim and another large claim.

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

Annuity Segment

General

AFG sells traditional fixed and fixed-indexed annuities in the retail, financial institutions and education markets through independent producers and through direct relationships with certain financial institutions. The annuity operations employed approximately 500 people at December 31, 2014. These operations are conducted primarily through the subsidiaries listed in the following table, which includes 2014 statutory annuity premiums (in millions), annuity policies in force and independent ratings.

		Annuity
	Annuity	Policies	Ratings
Company	Premiums	In Force	AM Best	S&P
Great American Life Insurance Company	$3,463	348,500	A	A+
Annuity Investors Life Insurance Company	229	126,000	A	A+

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

Statutory premiums of AFG’s annuity operations the last three years were as follows (in millions):

	Premiums
	2014	2013	2012
Financial institutions single premium annuities — indexed	$1,489	$1,102	$291
Financial institutions single premium annuities — fixed	332	628	587
Retail single premium annuities — indexed	1,533	1,879	1,662
Retail single premium annuities — fixed	101	165	153
Education market — fixed and indexed annuities	194	207	237
Total fixed annuity premiums	3,649	3,981	2,930
Variable annuities	47	52	61
Total annuity premiums	$3,696	$4,033	$2,991

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

The profitability of a fixed annuity business is largely dependent on the ability of a company to earn income on the assets supporting the business in excess of the amounts credited to policyholder accounts plus expenses incurred (earning a “spread”). Performance measures such as net spread earned are often presented by annuity businesses to help users of their financial statements better understand the company’s performance. The table shows the earnings before income taxes, as well as the net spread earned on fixed annuities, for the annuity segment both before and after the impact of fair value accounting for derivatives related to fixed-indexed annuities (“FIAs”) (dollars in millions):

	Year ended December 31,
	2014	2013	2012
Annuity earnings before income taxes — before change in fair value of derivatives related to FIAs and special charge for guaranty fund assessments	$362	$313	$271
Impact of the change in fair value of derivatives related to FIAs (a)	(34)	15	(15)
Special charge for guaranty fund assessments	—	(5)	—
Annuity segment earnings before income taxes	$328	$323	$256

Net spread earned on fixed annuities — before impact of derivatives related to FIAs	1.56%	1.52%	1.57%
Impact of derivatives related to FIAs	(0.15%)	0.08%	(0.09%)
Impact of special charge for guaranty fund assessments	—%	(0.03%)	—%
Net spread earned on fixed annuities	1.41%	1.57%	1.48%

(a)
Fixed-indexed annuities, which represented approximately one-half of annuity benefits accumulated at December 31, 2014, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

Marketing

AFG sells its single premium annuities, excluding bank production (discussed below), primarily through a retail network of approximately 60 national marketing organizations (“NMOs”) and managing general agents (“MGAs”) who, in turn, direct over 1,200 actively producing agents.

AFG also sells single premium annuities in financial institutions through direct relationships with certain banks and through independent agents and brokers. The table below shows the financial institutions that accounted for AFG’s largest sources of annuity premiums in 2014:

% of Total
Annuity Premiums
Wells Fargo & Company	10.5%
BB&T Corporation	8.9%
The PNC Financial Services Group, Inc.	5.1%
Citizens Financial Group, Inc.	4.3%
Regions Financial Corporation	4.1%

In the education market, schools may allow employees to save for retirement through contributions made on a before-tax basis. Federal income taxes are not payable on pretax contributions or earnings until amounts are withdrawn. AFG sells its education market annuities directly through writing agents rather than through NMOs and MGAs.

AFG is licensed to sell its fixed annuity products in all states except New York; it is licensed to sell its variable products in all states except New York and Vermont. At December 31, 2014, AFG had approximately 492,000 annuity policies in force. The states that accounted for 5% or more of AFG’s annuity premiums in 2014 and the comparable preceding years are shown below:

	2014	2013	2012
Florida	9.2%	8.9%	9.8%
California	8.5%	7.3%	8.7%
North Carolina	6.2%	5.1%	4.9%
Pennsylvania	6.0%	6.9%	5.6%
Ohio	5.7%	6.6%	6.1%

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

Run-off Long-term Care and Life Segment

AFG ceased new sales of long-term care insurance in January 2010. Renewal premiums on approximately 55,000 policies covering approximately 58,000 lives will be accepted unless those policies lapse. Renewal premiums, net of reinsurance, were $74 million in 2014, $76 million in 2013 and $79 million in 2012. At December 31, 2014, AFG’s long-term care insurance reserves were $807 million, net of reinsurance recoverables and excluding the impact of unrealized gains on securities.

Although AFG no longer actively markets new life insurance products, it continues to service and receive renewal premiums on its in-force block of approximately 167,000 policies and $16.71 billion gross ($4.01 billion net of reinsurance) of life insurance in force at December 31, 2014. Renewal premiums, net of reinsurance, were $30 million in 2014, $33 million in 2013 and $34 million in 2012. At December 31, 2014, AFG’s life insurance reserves were $419 million, net of reinsurance recoverables.

The vast majority of AFG’s investment in its run-off long-term care and life operations (including 100% of its long-term care business) is in the following subsidiaries:

Company	Products
United Teacher Associates Insurance Company	Long-term care, life, annuities
Continental General Insurance Company	Long-term care, life, annuities
Manhattan National Life Insurance Company	Life

The combined GAAP equity (excluding net unrealized gains on marketable securities) of these three companies was $232 million at December 31, 2014. Approximately 80% of this equity was associated with the run-off long-term care business and about 10% was associated with run-off life business. The remainder of this equity was associated with AFG’s ongoing annuity operations.

Medicare Supplement and Critical Illness Segment

In 2012, AFG sold its Medicare supplement and critical illness businesses, which included Loyal American Life Insurance Company and four other insurance companies, to Cigna Corporation for $326 million in cash. This business generated premiums of $199 million in 2012 (through the August sale date).

Other Operations

Through subsidiaries, AFG is engaged in a variety of other operations, including commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), Whitefield, New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina), Palm Beach (Sailfish Marina and Resort), Florida City, Florida (retail commercial development) and apartments in Louisville and Pittsburgh. These operations employed approximately 500 full-time employees at December 31, 2014.

Investment Portfolio

General

A summary of AFG’s fixed maturities and equity securities is shown in Note E to the financial statements. For additional information on AFG’s investments, see Item 7 — Management’s Discussion and Analysis — “Investments.” Portfolio yields are shown below.

	2014	2013	2012
Yield on Fixed Maturities (a):
Excluding realized gains and losses	4.9%	5.2%	5.6%
Including realized gains and losses	5.0%	5.3%	5.8%

Yield on Equity Securities (a):
Excluding realized gains and losses	5.4%	5.5%	4.5%
Including realized gains and losses	7.7%	26.4%	25.2%

(a)	Based on amortized cost; excludes effects of changes in unrealized gains and losses. Realized losses include impairment charges.

The table below compares total returns, which include changes in fair value, on AFG’s fixed maturities and equity securities to comparable public indices. While there are no directly comparable indices to AFG’s portfolio, the two shown below are widely used benchmarks in the financial services industry.

	2014	2013	2012
Total return on AFG’s fixed maturities	6.9%	1.3%	9.1%
Barclays Capital U.S. Universal Bond Index	5.6%	(1.3%)	5.5%

Total return on AFG’s equity securities	8.7%	27.1%	18.7%
Standard & Poor’s 500 Index	13.7%	32.4%	16.0%

Fixed Maturity Investments

AFG’s bond portfolio is invested primarily in taxable bonds. The following table shows AFG’s available for sale fixed maturities by Standard & Poor’s Corporation or comparable rating as of December 31, 2014 (dollars in millions).

	Amortized	Fair Value
	Cost	Amount	%
S&P or comparable rating
AAA, AA, A	$20,032	$21,017	68%
BBB	5,257	5,571	18%
Total investment grade	25,289	26,588	86%
BB	804	831	3%
B	428	440	1%
CCC, CC, C	1,029	1,180	4%
D, not rated	1,524	1,695	6%
Total non-investment grade	3,785	4,146	14%
Total	$29,074	$30,734	100%

The National Association of Insurance Commissioners (“NAIC”) has retained third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities (“MBS”) based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. Approximately 22% of AFG’s fixed maturity investments are MBS. At December 31, 2014, 97% (based on statutory carrying value of $29.08 billion) of AFG’s fixed maturity investments held by its insurance companies had an NAIC designation of 1 or 2 (the highest of the six designations).

Equity Investments

At December 31, 2014, AFG held common and perpetual preferred stocks classified as available for sale with a fair value of $1.50 billion.

Regulation

AFG’s insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2015 from its insurance subsidiaries without seeking regulatory clearance is approximately $673 million.

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

Marketform, AFG’s UK-based Lloyd’s insurer, is subject to regulation by the European Union’s executive body, the European Commission. In 2016, Marketform will be required to adopt new capital adequacy and risk management regulations known as Solvency II. Because Lloyd’s insurers are already operating under the proposed Solvency II guidelines, implementation is not expected to be material to AFG.

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

The highly volatile debt and equity markets, lack of liquidity, widening credit spreads and the collapse of several financial institutions during 2008 and early 2009 resulted in significant realized and unrealized losses in AFG’s investment portfolio. Although global economic conditions and financial markets have improved, there is continued uncertainty regarding the duration and strength of the economic recovery, particularly slowing growth in China and the ongoing turmoil in parts of Europe. Economic growth in the U.S. and internationally may not continue or may be slow for an extended period of time. In addition, other developments (such as low oil prices) may put additional strain on the economy. See Item 7A — Quantitative and Qualitative Disclosures about Market Risk — “European Debt Exposure.” At December 31, 2014, AFG’s net unrealized gain on fixed maturity investments was $1.66 billion consisting of gross gains of $1.74 billion and gross losses of $79 million. Although AFG intends to hold its investments with unrealized losses until they recover in value, its intent may change for a variety of reasons as discussed in Item 7 — Management’s Discussion and Analysis — “Investments.” A change in AFG’s ability or intent with regard to a security in an unrealized loss position would result in the recognition of a realized loss.

AFG’s investment performance could also be adversely impacted by the types of investments, industry groups and/or individual securities in which it invests. As of December 31, 2014, 86% of AFG’s investment portfolio was invested in fixed maturity securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. AFG’s equity securities, which represent 4% of its investment portfolio, are subject to market price volatility.

MBS represented about 22% of AFG’s fixed maturity securities at December 31, 2014. AFG’s MBS portfolio will continue to be impacted by general economic conditions, including unemployment levels, real estate values and other factors that could negatively affect the creditworthiness of borrowers. MBS in which the underlying collateral is subprime mortgages or Alt-A mortgages (risk profile between prime and subprime) each represented 3% of AFG’s total fixed maturity portfolio at December 31, 2014. See Item 7A — Quantitative and Qualitative Disclosures about Market Risk — “Fixed Maturity Portfolio.”

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

The property and casualty insurance segment operates in a highly competitive industry that is affected by many factors that can cause significant fluctuations in its results of operations. The trend of AFG’s underwriting results typically follows that of the industry and a prolonged downcycle could adversely affect AFG’s results of operations. The businesses in this segment compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. In addition, certain foreign insurers can write business in the U.S. on a tax-advantaged basis and therefore hold a competitive advantage over AFG. AFG also competes with self-insurance plans, captive programs and risk retention groups. Peer companies and major competitors in some or all of AFG’s specialty lines include the following companies and/or their subsidiaries: ACE Ltd., Alleghany Corp., American International Group Inc., American National Insurance Company, Arch Capital Group Ltd., Baldwin & Lyons, Inc., The Chubb Corp., Cincinnati Financial Corp., CNA Financial Corp., Fairfax Financial Holdings Limited (Zenith National), The Hartford Financial Services Group, HCC Insurance Holdings, Inc., Ironshore Insurance Ltd., Liberty Mutual, Markel Corp., Munich Re Group (American Modern Insurance), RLI Corp., The Travelers Companies Inc., Tokio Marine Holdings, Inc. (Philadelphia Consolidated), W.R. Berkley Corp., Wells Fargo Corp. (Rural Community Insurance), XL Group Plc and Zurich Financial Services Group.

AFG’s annuity segment competes with individual insurers and insurance groups, mutual funds and other financial institutions. Competitors include the following companies and/or their subsidiaries: Allianz Life Insurance Company of North America, American Equity Investment Life Holding Company, American International Group Inc., Apollo Global Management (Aviva Life and Annuity Company and Athene), Forethought Life Insurance Company, Guggenheim Life and Annuity Company, ING Life Insurance and Annuity Company, Jackson National Life Insurance Company, Life Insurance Company of the Southwest, Lincoln National Corp., MetLife, Inc., Midland National Life Insurance Company, Mutual of Omaha Insurance Company, Pacific Life Insurance Company, Symetra Financial Corp. and Western National Life Insurance Company. Financial institutions annuity premiums represented almost half of AFG’s annuity premiums in 2014 and have been a key driver in the growth of AFG’s annuity business since 2009. In 2014, two large financial institutions accounted for nearly 40% of AFG’s total sales through financial institutions. Although AFG has been able to add several new banks in the last few years, the failure to replace these banks if they significantly reduce sales of AFG annuities could reduce AFG’s future growth and profitability. In the financial institutions annuity market, AFG competes directly against competitors’ bank annuities, certificates of deposit and other investment alternatives at the point of sale.

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

AFG relies on the use of reinsurance to limit the amount of risk it retains. The following amounts of gross property and casualty premiums have been ceded to other insurers: 2014 — $1.46 billion (27%), 2013 — $1.46 billion (31%) and 2012 — $1.37 billion (32%). The availability and cost of reinsurance are subject to prevailing market conditions, which are beyond AFG’s control and which may affect AFG’s level of business and profitability. Outside of its property and casualty operations, AFG also has reinsurance recoverables totaling $946 million, including $378 million related to the run-off life business, $280 million related to the run-off long-term care business, $237 million related to the August 2012 sale of the Medicare supplement and critical illness businesses and $51 million in the annuity segment. These recoverables include $587 million from Hannover Life Reassurance Company of America (rated A+ by A.M. Best) and $203 million from Loyal American Life Insurance Company, a subsidiary of Cigna (rated A- by A.M. Best). AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds if any reinsurer is unable to meet its obligations under agreements covering the reinsurance ceded.

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

The Terrorism Risk Insurance Program Reauthorization Act of 2015 extends the Federal Terrorism Risk Insurance Program, which provides for a system of shared public and private responsibility for certain insured losses resulting from defined acts of terrorism. AFG did not incur any losses due to “acts of terrorism” in 2014, 2013 or 2012. In 2015, AFG would have to sustain terrorism losses of nearly $600 million to be eligible for reinsurance under the program, which also has a total industry cap of $100 billion. The program will expire at the end of 2020. If Congress eliminates or modifies the program, such action could adversely affect AFG’s property and casualty business through increased exposure to a catastrophic level of terrorism losses.

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

AFG’s computer systems are vulnerable to security breaches due to the sophistication of cyber-attacks, viruses, malware, hackers and other external hazards, as well as inadvertent errors, equipment and system failures, and employee misconduct. In addition, over time, and particularly recently, the sophistication of these threats continues to increase. AFG’s administrative and technical controls as well as other preventative actions it takes to reduce the risk of cyber incidents and protect AFG’s information may be insufficient to detect or prevent unauthorized access, other physical and electronic break-ins, cyber-attacks or other security breaches to AFG’s computer systems or those of third parties with whom AFG does business.

The increased risks identified above could expose AFG to data loss, disruption of service, monetary and reputational damages and significant increases in compliance costs and costs to improve the security and resiliency of its computer systems. The compromise of personal, confidential or proprietary information could also subject AFG to legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations enacted by the U.S. federal and state governments or other jurisdictions or by various regulatory organizations or exchanges. As a result, AFG’s ability to conduct its business and our results of operations might be materially and adversely affected.

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

AFG recorded current accident year catastrophe losses of $28 million in 2014 (primarily from winter storms in the month of January and multiple storms in the midwestern and central United States in the second quarter), $31 million in 2013 (primarily from spring storms in the southeastern United States) and $46 million in 2012 (primarily from Superstorm Sandy). Catastrophes (some of which are seasonal) can be caused by natural events such as hurricanes, windstorms, severe storms, tornadoes, floods, hailstorms, severe winter weather, earthquakes, explosions and fire, and by man-made events, such as terrorist attacks and riots. While not considered a catastrophe by industry standards, droughts can have a significant adverse impact on AFG’s crop insurance results and did negatively impact 2012 results. The extent of losses from a catastrophe is a function of the amount of insured exposure in the area affected by the event and the severity of the event. In addition, certain catastrophes could result in both property and non-property claims from the same event. A severe catastrophe or a series of catastrophes could result in losses exceeding AFG’s reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

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

The earnings on AFG’s annuity products depend significantly upon the extent to which actual experience is consistent with the assumptions used in setting reserves and establishing and amortizing deferred policy acquisition costs (“DPAC”). These assumptions relate to investment yields (and spreads over fixed annuity crediting rates), benefit utilization rates, equity market performance, mortality, surrenders, annuitizations and other withdrawals. Developing such assumptions is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. These assumptions, and therefore AFG’s results of operations, could be negatively impacted by changes in any of the factors listed above. For example, AFG recorded a $1 million expense reduction in 2014 in its annuity business from the net impact of changes in assumptions related to future investment yields, future expected call option costs related to the fixed-indexed annuity business, crediting rates and lapses.

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

For long-duration contracts (such as long-term care policies), loss recognition occurs when, based on current expectations as of the measurement date, the existing contract liabilities plus the present value of future premiums (including reasonably expected rate increases), are not expected to cover the present value of future claims payments, related settlement and maintenance costs, and unamortized acquisition costs. Based on loss recognition testing at December 31, 2012, AFG recorded a $153 million pretax charge in 2012 to write off deferred policy acquisition costs and strengthen reserves on its closed block of long-term care insurance, due primarily to the impact of changes in assumptions related to future investment yields resulting from the continued low interest rate environment, as well as changes in claims, expense and persistency assumptions. Although no additional loss recognition charges were recorded in 2013 or 2014, adverse changes in any of the reserve assumptions in future periods could result in additional loss recognition for this business.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. There is no assurance that this facility will be renewed. In addition, AFG’s access to funds through this facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under AFG’s bank credit line or any other parent company short-term borrowing arrangements during 2014.

If AFG cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition would be adversely affected.

AFG may be adversely impacted by a downgrade in the ratings of its debt securities.

AFG’s debt securities are rated by Standard & Poor’s and Moody’s independent corporate credit rating agencies. AFG’s senior indebtedness is currently rated BBB+ by Standard & Poor’s and Baa1 by Moody’s and AFG’s subordinated debentures are currently rated BBB– by Standard & Poor’s and Baa2 by Moody’s. Securities ratings are subject to revision or withdrawal at any time by the assigning rating organization. A security rating is not a recommendation to buy, sell or hold securities. An unfavorable change in either of these ratings could make it more expensive to access the capital markets and may increase the interest rate charged under AFG’s current bank credit line.

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

Carl H. Lindner III and S. Craig Lindner are each Co-Chief Executive Officers and Directors of AFG. Together, Carl H. Lindner III and S. Craig Lindner beneficially own 14.1% of AFG’s outstanding Common Stock as of February 1, 2015. As a result, certain members of the Lindner family have the ability to exercise significant influence over AFG’s management, including over matters requiring shareholder approval.

The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.

The price of AFG’s Common Stock, listed on the NYSE and Nasdaq Global Select Market, constantly changes. During 2014, AFG’s Common Stock traded at prices ranging between $52.89 and $62.55. AFG’s Common Stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include but are not limited to:

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

AFG and its insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including the Company’s home offices in Cincinnati. National Interstate occupies approximately 83% of the 164,000 square feet of rentable office space on 17.5 acres of land that it owns in Richfield, Ohio. See Item 1 — Business — “Other Operations” for a discussion of AFG’s other commercial real estate operations.

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

	2014		2013
	High	Low	High	Low
First Quarter	$58.26	$52.89	$47.50	$39.76
Second Quarter	60.00	55.49	49.88	46.45
Third Quarter	60.64	55.57	54.48	49.01
Fourth Quarter	62.55	54.63	58.44	52.44

There were approximately 5,900 shareholders of record of AFG Common Stock at February 1, 2015. AFG declared and paid regular quarterly dividends of $0.22 per share in January, April and July 2014. In August 2014, AFG increased its quarterly dividend to $0.25 per share and declared and paid its first dividend at that rate in October 2014. In 2013, AFG declared and paid regular quarterly dividends of $0.195 per share in January, April and July and $0.22 per share in October. In December 2014 and 2013, AFG declared and paid additional special cash dividends of $1.00 per share of AFG Common Stock. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2014 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Nine Months	2,209,007	$57.33	2,209,007	2,790,993
Fourth Quarter:
October	696,859	57.40	696,859	2,094,134
November	—	—	—	2,094,134
December	397,773	60.53	397,773	5,000,000
Total	3,303,639	$57.73	3,303,639

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in February 2013 and December 2014.

In addition, AFG acquired 23,790 shares of its Common Stock (at an average of $56.15 per share) in the first nine months of 2014 and 9,384 shares (at an average of $61.96 per share) in December 2014 in connection with its stock incentive plans.

ITEM 6

Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).

	2014	2013	2012	2011	2010
Earnings Statement Data:
Total revenues	$5,713	$5,092	$4,957	$4,643	$4,400
Earnings before income taxes	626	689	537	558	694
Net earnings, including noncontrolling interests	406	453	402	319	426
Less: Net earnings (loss) attributable to noncontrolling interests	(46)	(18)	(86)	(23)	(56)
Net earnings attributable to shareholders	452	471	488	342	482

Earnings attributable to shareholders per Common Share:
Basic	$5.07	$5.27	$5.18	$3.37	$4.41
Diluted	4.97	5.16	5.09	3.32	4.36

Cash dividends paid per share of Common Stock (a)	$1.91	$1.805	$0.97	$0.6625	$0.575
Ratio of earnings to fixed charges including annuity benefits (b)	1.90	2.15	1.98	1.95	2.42

Balance Sheet Data:
Cash and investments	$36,210	$31,313	$28,449	$25,577	$22,670
Total assets	47,535	42,087	39,171	35,838	32,241
Property and casualty insurance reserves:
Unpaid losses and loss adjustment expenses	7,872	6,410	6,845	6,520	6,413
Unearned premiums	1,956	1,757	1,651	1,484	1,534
Annuity benefits accumulated	23,764	20,944	17,609	15,420	12,905
Life, accident and health reserves	2,175	2,008	2,059	1,727	1,650
Long-term debt	1,061	913	953	934	952
Shareholders’ equity	4,879	4,599	4,578	4,411	4,331
Less:
Net unrealized gain on fixed maturities (c)	604	441	719	459	341
Appropriated retained earnings	(2)	49	75	173	197
Adjusted shareholders’ equity (d)	4,277	4,109	3,784	3,779	3,793

Book value per share	$55.62	$51.38	$51.45	$45.08	$41.18
Adjusted book value per share (d)	48.76	45.90	42.52	38.63	36.06

(a)	Includes special cash dividends of $1.00 per share paid in December 2014 and 2013 and $0.25 per share paid in December 2012.

(b)
Fixed charges are computed on a “total enterprise” basis. For purposes of calculating the ratios, “earnings” have been computed by adding to pretax earnings the fixed charges and the noncontrolling interests in earnings of subsidiaries having fixed charges and the undistributed equity in earnings or losses of investees. Fixed charges include interest (including annuity benefits as indicated), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor. The ratio of earnings to fixed charges excluding annuity benefits was 7.95, 8.86, 7.16, 6.59 and 9.14 for 2014, 2013, 2012, 2011 and 2010, respectively. Although the ratio of earnings to fixed charges excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, some investors and lenders may not consider interest credited to annuity policyholders’ accounts a borrowing cost for an insurance company, and accordingly, believe this ratio is meaningful.

(c)
The net unrealized gain on fixed maturities is a component of accumulated other comprehensive income and is shown net of related adjustments to deferred policy acquisition costs and certain liabilities in the annuity, long-term care and life businesses.

(d)
Adjusted shareholders’ equity and adjusted book value per share exclude appropriated retained earnings and net unrealized gains related to fixed maturity securities. Management believes that investors find a measurement of shareholders’ equity excluding these items to be meaningful as (i) the unrealized gain on fixed maturities fluctuates with changes in interest rates in a way that is primarily only meaningful to AFG if it sells those investments and (ii) appropriated retained earnings represents amounts that will ultimately inure to the debt holders of the collateralized loan obligations managed by AFG.

ITEM 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
General	24	Results of Operations — Fourth Quarter	51
Overview	24	Segmented Statement of Earnings	51
Critical Accounting Policies	25	Property and Casualty Insurance	52
Liquidity and Capital Resources	26	Annuity	60
Ratios	26	Run-off Long-Term Care and Life	66
Condensed Consolidated Cash Flows	26	Holding Company, Other and Unallocated	66
Parent and Subsidiary Liquidity	27	Results of Operations — Full Year	69
Condensed Parent Only Cash Flows	29	Segmented Statement of Earnings	69
Contractual Obligations	30	Property and Casualty Insurance	71
Off-Balance Sheet Arrangements	30	Annuity	81
Investments	30	Run-off Long-Term Care and Life	88
Uncertainties	34	Medicare Supplement and Critical Illness	89
Managed Investment Entities	44	Holding Company, Other and Unallocated	89
Results of Operations	49	Recent Accounting Standards	91
General	49

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

At December 31, 2014, AFG (parent) held approximately $350 million in cash and securities and had $500 million available under a bank line of credit expiring in December 2016.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses and in the sale of fixed and fixed-indexed annuities in the retail, financial institutions and education markets.

Fourth quarter 2014 net earnings attributable to AFG’s shareholders were $127 million ($1.41 per share, diluted) compared to $158 million ($1.73 per share) in the fourth quarter of 2013, reflecting:

•	higher underwriting profit and net investment income in the property and casualty insurance segment,

•	lower earnings in the annuity segment resulting from the impact of changes in interest rates and the stock market on the fair value accounting for fixed-indexed annuities, and

•	lower realized gains on securities.

Full year 2014 net earnings attributable to AFG’s shareholders were $452 million ($4.97 per share, diluted) compared to $471 million ($5.16 per share) in 2013, reflecting:

•	higher underwriting profit, including lower special A&E charges, and higher net investment income in the property and casualty insurance segment,

•	lower holding company expenses, and

•	lower realized gains on securities.

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

Reserves for future policy benefits related to AFG’s closed block of long-term care insurance are established (and related acquisition costs are amortized) over the life of the policies based on policy benefit assumptions as of the date of issuance, including investment yields, mortality, morbidity, persistency, and expenses. Once these assumptions are established for a given policy or group of policies, they are not changed over the life of the policy unless a loss recognition event (premium deficiency) occurs. Loss recognition occurs when, based on current expectations as of the measurement date, existing contract liabilities plus the present value of future premiums, including reasonably expected rate increases, are not expected to cover the present value of future claims payments and related settlement and maintenance costs as well as unamortized acquisition costs. AFG recorded a loss recognition charge in its long-term care business in the fourth quarter of 2012. As a result of this charge, all remaining unamortized acquisition costs in the long-term care business were written off and policy benefit assumptions were reset to 2012 assumptions, resulting in an increase to the reserve for future policy benefits. These assumptions will not be changed again unless a future loss recognition event occurs. Although no additional loss recognition occurred in 2014 or 2013, adverse changes in any of the current policy benefit assumptions could result in a future loss recognition event and additional charges to earnings.

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions). Management intends to maintain the ratio of debt to capital at or below 25% and intends to maintain the capital of its significant insurance subsidiaries at or above levels currently indicated by rating agencies as appropriate for the current ratings.

	December 31,
	2014	2013
Long-term debt	$1,061	$913
Total capital	5,513	5,192
Ratio of debt to total capital:
Including subordinated debt and debt secured by real estate	19.2%	17.6%
Excluding subordinated debt and debt secured by real estate	15.6%	16.6%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.90 for the year ended December 31, 2014. Excluding annuity benefits, this ratio was 7.95. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

The NAIC’s model law for risk based capital (“RBC”) applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2014, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements.

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

	Year ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$1,222	$760	$817
Net cash used in investing activities	(3,619)	(2,915)	(1,425)
Net cash provided by financing activities	2,101	2,089	989
Net change in cash and cash equivalents	$(296)	$(66)	$381

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Net cash provided by operating activities was $1.22 billion, $760 million and $817 million in 2014, 2013 and 2012, respectively. The $462 million increase in net cash provided by operating activities in 2014 compared to 2013 and the $57 million decrease in net cash provided by operating activities in 2013 compared to 2012 is due primarily to the timing of claims payments and reinsurance recoveries in the property and casualty insurance operations.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $3.62 billion in 2014 compared to $2.92 billion in 2013, an increase of $704 million. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments (collateralized loan obligations) which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $275 million use of cash in 2014 compared to a $478 million source of cash in 2013, accounting for a $753 million increase in net cash used in investing activities in 2014 compared to 2013. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

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

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $2.10 billion in 2014 compared to $2.09 billion in 2013, an increase of $12 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.97 billion in 2014 compared to $2.68 billion in 2013, resulting in a $711 million decrease in net cash provided by financing activities. During 2014, AFG repurchased 3.3 million shares of its Common Stock for $191 million compared to 1.4 million shares repurchased in 2013 for $70 million, which accounted for a $121 million decrease in net cash provided by financing activities in 2014 compared to 2013. In September 2014, AFG issued $150 million of 6-1/4% Subordinated Debentures due 2054, the net proceeds of which contributed $145 million to net cash provided by financing activities in 2014. Financing activities also include the issuance and retirement of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. The issuance of managed investment entity liabilities exceeded retirements by $306 million in 2014 while the retirement of managed investment entity liabilities exceeded issuances by $368 million in 2013, accounting for a $674 million increase in net cash provided by financing activities in 2014 compared to 2013. See Managed Investment Entities in Note A — “Accounting Policies” and Note H — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2014. In September 2014, AFG issued $150 million of 6-1/4% Subordinated Debentures due 2054. AFG intends to use the net proceeds from the offering for general corporate purposes, which may include repurchases of outstanding common stock and/or the redemption of all or a portion of the outstanding 7% Senior Notes due 2050, which become redeemable, at par, at AFG’s option beginning in September 2015.

In April 2014, AFG completed the purchase of Summit Holding Southeast, Inc. and its related companies (“Summit”) from Liberty Mutual Insurance for $259 million using cash on hand at the parent company. In addition, AFG made a capital contribution of approximately $140 million, bringing its capital investment in the Summit business to $399 million. Summit’s results of operations are included in AFG’s consolidated results beginning in April of 2014.

During 2014, AFG repurchased 3.3 million shares of its Common Stock for $191 million. In December 2014, AFG paid a special cash dividend of $1.00 per share of AFG Common Stock totaling approximately $88 million. In January 2015, AFG repurchased 506,276 additional shares of its Common Stock for $30 million.

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. At December 31, 2014, GALIC had $440 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.02% to 0.23% over LIBOR (average rate of 0.32% at December 31, 2014). While these advances must be repaid between 2016 and 2018, GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.

National Interstate Corporation (“NATL”), a 51%-owned property and casualty insurance subsidiary, can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. There was $12 million borrowed under this agreement at December 31, 2014, bearing interest at 1.20% (six-month LIBOR plus 0.875%). The maximum outstanding balance in 2014 was $12 million.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At December 31, 2014, AFG could reduce the average crediting rate on approximately $18 billion of traditional fixed and fixed-indexed deferred annuities without guaranteed withdrawal benefits by approximately 58 basis points (on a weighted average basis).

For statutory accounting purposes, equity securities of non-affiliates are generally carried at fair value. At December 31, 2014, AFG’s insurance companies owned publicly traded equity securities with a fair value of $1.65 billion. In addition, GAI’s investment in NATL common stock had a fair value of $304 million and a statutory carrying value of $241 million at

December 31, 2014. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.

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

Condensed Parent Only Cash Flows   AFG’s parent holding company only condensed cash flows from operating, investing and financing activities are shown below (in millions):

	Year ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$372	$428	$380
Net cash used in investing activities	(432)	(4)	(284)
Net cash used in financing activities	(171)	(180)	(232)
Net change in cash and cash equivalents	$(231)	$244	$(136)

Parent Net Cash Provided by Operating Activities   Parent holding company cash flows from operating activities consist primarily of dividends and tax payments received from AFG’s insurance subsidiaries, reduced by tax payments to the IRS and holding company interest and other expenses. Parent holding company net cash provided by operating activities was $372 million in 2014 compared to $428 million in 2013 and $380 million in 2012. Higher dividends from subsidiaries received in 2013 as compared to 2014 and 2012 were the primary driver of the $56 million decrease in net cash provided by operating activities in 2014 compared to 2013 and the $48 million increase in net cash provided by operating activities in 2013 compared to 2012.

Parent Net Cash Used in Investing Activities   Parent holding company investing activities consist of capital contributions to and returns of capital from subsidiaries and, to a much lesser extent, parent company investment activity. Parent holding company net cash used in investing activities was $432 million in 2014 compared to $4 million in 2013 and $284 million in 2012. The $432 million in net cash used in investing activities in 2014 and the $284 million in 2012 are significantly higher than the $4 million in net cash used in investing activities in 2013 due primarily to capital contributions made to subsidiaries to fund the $399 million investment in Summit in 2014 and the redemption of $199 million of AAG Holding senior debentures in 2012.

Parent Net Cash Used in Financing Activities   Parent company financing activities consist primarily of repurchases of AFG Common Stock, dividends to shareholders, the issuance and retirement of long-term debt and, to a lesser extent, proceeds from employee stock option exercises. Significant long-term debt and common stock transactions are discussed above. Parent holding company net cash used in financing activities was $171 million in 2014 compared to $180 million in 2013 and $232 million in 2012. The $9 million decrease in net cash used in financing activities in 2014 as compared to 2013 reflects net proceeds of $145 million received in 2014 from the issuance of 6-1/4% Subordinated Debentures due in 2054, partially offset by a $121 million increase in common stock repurchases. The $52 million decrease in net cash used in financing activities in 2013 as compared to 2012 reflects a $345 million decrease in common stock repurchases partially offset by the impact of $229 million in cash provided in 2012 from debt issuances in excess of debt retirements and a $70 million increase in cash dividends paid.

Contractual Obligations   The following table shows an estimate (based on historical patterns and expected trends) of payments to be made for insurance reserve liabilities, as well as scheduled payments for major contractual obligations (in millions).

	Total	Within One Year	2-3 Years	4-5 Years	More than 5 Years
Annuities (a)	$23,764	$2,047	$4,579	$5,016	$12,122
Life, accident and health liabilities (a)	2,175	197	262	219	1,497
Property and casualty unpaid losses and loss adjustment expenses (b)	7,872	1,900	1,900	900	3,172
Long-term debt, including interest	2,527	93	209	483	1,742
Operating leases	425	62	109	80	174
Total	$36,763	$4,299	$7,059	$6,698	$18,707

(a)
Reserve projections include anticipated cash benefit payments only. Projections do not include any impact for future earnings or additional premiums. Based on the same assumptions, AFG projects reinsurance recoveries related to life, accident and health reserves totaling $895 million as follows: Within 1 year — $119 million; 2-3 years — $139 million; 4-5 years — $119 million; and thereafter — $518 million. Actual payments and their timing could differ significantly from these estimates.

(b)
Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $2.23 billion as follows: Within 1 year — $500 million; 2-3 years — $500 million; 4-5 years — $200 million; and thereafter — $1.03 billion. Actual payments and their timing could differ significantly from these estimates.

AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2014.

Off-Balance Sheet Arrangements   See Note P — “Additional Information — Financial Instruments — Unfunded Commitments” to the financial statements.

Investments   AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG’s investment portfolio at December 31, 2014, contained $30.73 billion in “Fixed maturities” and $1.50 billion in “Equity securities” classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $266 million in fixed maturities and $195 million in equity securities were classified as trading with changes in unrealized holding gains or losses included in investment income.
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

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2014, the average life of AFG’s fixed maturities was about 6-1/2 years.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For mortgage-backed securities (“MBS”), which comprise approximately 22% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 82% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31, 2014 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$31,000
Pretax impact on fair value of 100 bps increase in interest rates	$(1,550)
Pretax impact as % of total fixed maturity portfolio	(5.0%)

Approximately 87% of the fixed maturities held by AFG at December 31, 2014, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Although interest rates have been low in recent years, tighter lending standards have resulted in fewer buyers being able to refinance the mortgages underlying much of AFG’s non-agency residential MBS portfolio.

Summarized information for AFG’s MBS (including those classified as trading) at December 31, 2014, is shown (dollars in millions) in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 5 years and 4 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$315	$327	104%	$12	100%
Non-agency prime	1,923	2,135	111%	212	43%
Alt-A	948	1,054	111%	106	18%
Subprime	867	933	108%	66	17%
Commercial	2,300	2,457	107%	157	100%
	$6,353	$6,906	109%	$553	58%

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

At December 31, 2014, 98% (based on statutory carrying value of $6.27 billion) of AFG’s MBS securities had a NAIC designation of 1 or 2.

Municipal bonds represented approximately 22% of AFG’s fixed maturity portfolio at December 31, 2014. AFG’s municipal bond portfolio is high quality, with 98% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2014, approximately 72% of the municipal bond portfolio was held in revenue bonds, with the remaining 28% held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2014, is shown in the following table (dollars in millions). Approximately $450 million of available for sale fixed maturity securities and $90 million of available for sale equity securities had no unrealized gains or losses at December 31, 2014.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$26,012	$4,272
Amortized cost of securities	$24,273	$4,351
Gross unrealized gain (loss)	$1,739	$(79)
Fair value as % of amortized cost	107%	98%
Number of security positions	4,487	653
Number individually exceeding $2 million gain or loss	114	5
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$569	$(16)
States and municipalities	364	(10)
Banks, savings and credit institutions	143	(7)
Gas and electric services	121	(2)
Asset-backed securities	37	(22)
Oil and gas extraction	14	(6)
Percentage rated investment grade	87%	85%

Available for Sale Equity Securities
Fair value of securities	$1,051	$360
Cost of securities	$803	$390
Gross unrealized gain (loss)	$248	$(30)
Fair value as % of cost	131%	92%
Number of security positions	183	53
Number individually exceeding $2 million gain or loss	38	4

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2014, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	—%
After one year through five years	19%	6%
After five years through ten years	31%	25%
After ten years	17%	9%
	70%	40%
Asset-backed securities (average life of approximately 4-1/2 years)	6%	47%
Mortgage-backed securities (average life of approximately 4-1/2 years)	24%	13%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at December 31, 2014
Securities with unrealized gains:
Exceeding $500,000 (1,099 securities)	$13,031	$1,243	111%
$500,000 or less (3,388 securities)	12,981	496	104%
	$26,012	$1,739	107%
Securities with unrealized losses:
Exceeding $500,000 (17 securities)	$198	$(19)	91%
$500,000 or less (636 securities)	4,074	(60)	99%
	$4,272	$(79)	98%

The following table summarizes (dollars in millions) the unrealized loss for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at December 31, 2014
Investment grade fixed maturities with losses for:
Less than one year (276 securities)	$2,147	$(22)	99%
One year or longer (228 securities)	1,498	(34)	98%
	$3,645	$(56)	98%
Non-investment grade fixed maturities with losses for:
Less than one year (67 securities)	$427	$(12)	97%
One year or longer (82 securities)	200	(11)	95%
	$627	$(23)	96%
Common equity securities with losses for:
Less than one year (34 securities)	$260	$(25)	91%
One year or longer (none)	—	—	—%
	$260	$(25)	91%
Perpetual preferred equity securities with losses for:
Less than one year (11 securities)	$45	$(1)	98%
One year or longer (8 securities)	55	(4)	93%
	$100	$(5)	95%

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

Based on its analysis of the factors listed above, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2014. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for “other-than-temporary” impairment, see “Results of Operations — Consolidated Realized Gains on Securities.”

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

	Gross Loss Reserves at December 31, 2014
	Case	IBNR	LAE	Total Reserve
Statutory Line of Business
Workers’ compensation	$1,060	$1,154	$310	$2,524
Other liability — occurrence	461	1,296	278	2,035
Special property (fire, allied lines, inland marine, earthquake)	545	42	26	613
Other liability — claims made	189	207	122	518
Commercial auto/truck liability/medical	200	199	83	482
Products liability — occurrence	68	105	100	273
Commercial multi-peril	101	87	68	256
Other lines	131	297	86	514
Total Statutory Reserves	2,755	3,387	1,073	7,215
Adjustments for GAAP:
Reserves of foreign operations	291	324	10	625
Deferred gains on retroactive reinsurance	—	48	—	48
Loss reserve discounting	(12)	—	—	(12)
Other	(7)	3	—	(4)
Total Adjustments for GAAP	272	375	10	657
Total GAAP Reserves	$3,027	$3,762	$1,083	$7,872

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system that can eliminate the risk of actual ultimate results differing from such estimates. As shown in the reserve development table (loss triangle) on page 7, the original estimates of AFG’s liability for losses and loss adjustment expenses, net of reinsurance and including the effect of special charges for asbestos and environmental exposures, over the past 10 years have developed through December 31, 2014, to be deficient (for two years) by as much as 7.7% and redundant (for seven years) by as much as 14.9%. This development illustrates the historical impact caused by variability in factors considered in estimating insurance reserves.

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

The estimated cumulative impact that a 1% change in cost trends in AFG’s more significant lines of property and casualty business (exceeding 5% of total reserves) would have on net earnings is shown below (in millions).

Line of business	Effect of 1% Change in Cost Trends
Workers’ compensation	$56
Other liability — occurrence	23
Other liability — claims made	9
Commercial auto/truck liability/medical	6

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (dollars in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2014, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.

	5-yr. Average Development (a)(b)	Net Reserves (b) December 31, 2014	Effect on Net Earnings (b)
Workers’ compensation	(0.3%)	$2,069	$6
Other liability — occurrence	(3.8%)	819	31
Other liability — claims made	(6.8%)	392	27
Commercial auto/truck liability/ medical	1.2%	385	(5)
(a) Adverse (favorable), net of tax effect.
(b) Excludes asbestos and environmental liabilities.

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

In April 2014, AFG acquired Summit Holding Southeast, Inc. and related companies, a leading provider of workers’ compensation solutions in the southeastern United States. The Summit acquisition significantly increased AFG’s volume of workers’ compensation business and improved its geographic diversity. Approximately 24% and 19% of AFG’s workers’ compensation reserves at December 31, 2014 relate to policies written in Florida and California, respectively. Over the past 12 years in both states, there have been numerous revisions to workers’ compensation regulations and operating environments, adding difficulty and uncertainty to the estimation of related liabilities.

AFG recorded favorable prior year reserve development of $7 million in both 2014 and 2013, as favorable reserve development in the business written in California was partially offset by adverse reserve development in other states. AFG recorded adverse prior year reserve development of $11 million in 2012, due primarily to higher than expected claim severity, particularly in the 2011 accident year.

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

AFG recorded favorable prior year reserve development of $15 million in 2014, $11 million in 2013 and $43 million in 2012 related to its other liability — occurrence coverage where both the frequency and severity of claims in excess and umbrella liability coverages were lower than previously projected.

During 2012, AFG recorded $28 million of favorable prior year reserve development on claims related to the use of Chinese drywall in residential construction in prior years. Much of the uncertainty in estimating the potential exposure and possible liabilities for such claims was clarified during 2012 by favorable judicial decisions and the announcements of settlements of class action lawsuits making the potential liabilities better defined and more effectively anticipated.

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
The general state of the economy and the variability of the stock price of the insured can affect the frequency and severity of shareholder class action suits and other situations that trigger coverage under D&O policies. For example, from 2008 to 2010, economic conditions led to higher frequency and severity of claims, particularly in the D&O policies for small account and not-for-profit organizations. Since then, claim frequency has continually decreased from its peak in 2010, offsetting increased claim severity.

AFG recorded favorable prior year reserve development of $18 million in 2014, $41 million in 2013 and $16 million in 2012 on its D&O business as claim severity was less than expected across several prior accident years.

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

AFG recorded adverse prior year reserve development of $28 million in 2014, $37 million in 2013 and $1 million in 2012 for this line of business as claim severity was significantly higher than expected, particularly from accident years 2010 to 2012.

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

Marketform recorded adverse prior year reserve development of $14 million in 2014, $1 million in 2013 and $10 million in 2012. The adverse development in 2014 was attributable to reserve strengthening in several lines of business, primarily Dutch hospital medical malpractice, Australian and other general liability and cargo insurance. Development in 2012 related primarily to Italian public hospital medical malpractice business, which Marketform ceased writing in 2008. The reserve development resulted from significant issues related to third party administration of claims and a challenging legal environment in Italy. Management believes that current reserves, which represent its best estimate of future liabilities, are adequate. Nonetheless, it concluded that sufficient uncertainty exists with respect to Italian public hospital medical malpractice reserves to leave open the 2007 year of account, in accordance with Lloyd’s provisions until a larger percentage of claims have been paid and the ultimate liabilities can be estimated with greater certainty.

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

	2014	2013	2012
Before reinsurance (gross)	90.8%	93.3%	108.7%
Effect of reinsurance	3.7%	2.2%	(11.8%)
Actual (net of reinsurance)	94.5%	95.5%	96.9%

Outside of its property and casualty operations, AFG also has reinsurance recoverables totaling $946 million, including$378 million related to the run-off life business, $280 million related to the run-off long-term care business, $237 million related to the August 2012 sale of the Medicare supplement and critical illness businesses and $51 million in the annuity segment. These recoverables include $587 million from Hannover Life Reassurance Company of America (rated A+ by A.M. Best) and $203 million from Loyal American Life Insurance Company, a subsidiary of Cigna (rated A- by A.M. Best).

Asbestos and Environmental-related (“A&E”) Insurance Reserves   Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2014	2013
Asbestos	$196	$210
Environmental	93	91
A&E reserves, net of reinsurance recoverable	289	301
Reinsurance recoverable, net of allowance	77	83
Gross A&E reserves	$366	$384

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

While management believes that AFG’s reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims, the impact of recent bankruptcy filings, and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, how claims are to be allocated among triggered policies and implicated years, and whether claimants who exhibit no signs of illness will be successful in pursuing their claims. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net income by approximately $13 million.

AFG tracks its A&E claims by policyholder. The following table shows, by type of claim, the number of policyholders that did not receive any payments in the calendar year separate from policyholders that did receive a payment. Policyholder counts represent policies written by AFG subsidiaries and do not include assumed reinsurance.

	2014	2013	2012
Number of policyholders with no indemnity payments:
Asbestos	136	142	129
Environmental	99	116	97
	235	258	226
Number of policyholders with indemnity payments:
Asbestos	45	48	54
Environmental	30	24	21
	75	72	75
Total	310	330	301

Amounts paid (net of reinsurance recoveries) for asbestos and environmental claims, including loss adjustment expenses, were as follows (in millions):

	2014	2013	2012
Asbestos — two large claims (*)	$—	$106	$—
Asbestos — other	18	10	15
Environmental	18	15	17
Total	$36	$131	$32

(*)
Asbestos claims paid in 2013 include payments totaling $106 million associated with the settlement of A.P. Green Industries and another large claim. Substantially all of the settlement amounts had been accrued for in prior years.

The survival ratio is a measure often used by industry analysts to compare A&E reserves strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2014, the property and casualty insurance segment’s three year survival ratios, excluding amounts associated with the settlements of A.P. Green Industries and another large claim, were 14.2 times paid losses for the asbestos reserves, 5.8 times paid losses for environmental reserves and 9.6 times paid losses for total A&E reserves. Overall, these ratios compare favorably with data published by A.M. Best in December 2014, which indicate that industry survival ratios were 10.1 for asbestos, 6.3 for environmental, and 9.1 for total A&E reserves at December 31, 2013.

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

An in-depth internal review of AFG’s A&E reserves was completed in the third quarter of 2014 by AFG’s internal A&E claims specialists and actuaries in consultation with specialty outside counsel and an outside consultant. As a result of the review,

AFG’s property and casualty insurance segment recorded a $24 million pretax special charge to increase its asbestos reserves by $4 million (net of reinsurance) and its environmental reserves by $20 million (net of reinsurance). As the overall industry exposure to asbestos has matured, the focus of litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years. The increase in property and casualty environmental reserves was attributed primarily to AFG’s increased defense costs and a number of claims where the estimated costs of remediation have increased. There were no newly identified or emerging broad industry trends that management believes would significantly impact the overall adequacy of AFG’s A&E reserves.

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

As a result of the in-depth internal review completed in 2012, AFG recorded a $31 million pretax special charge to increase the property and casualty segment’s asbestos reserves by $19 million (net of reinsurance) and its environmental reserves by $12 million (net of reinsurance). The charge relates primarily to an increase in environmental investigative costs and related loss adjustment expenses.

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

At December 31, 2012, loss recognition testing assumptions for claim costs, expenses and persistency were updated based on the results of AFG’s periodic internal analysis of claim experience, including the impact of supplemental data from an external actuarial study that used a large, uniform database of industry experience. Ultimate voluntary lapse rates for most in-force business range from 0.5% to 2.5%, varying by policy form, marital status, and the presence of inflation protection. Projected reinvestment rates are based on assumptions about future treasury rates, investment spreads and the types and duration of future investments. In aggregate, net reinvestment rates (net of expense and default assumptions) in the 2012 loss recognition testing were estimated at 4.54% for 2013, and projected to increase gradually to 6.00% in 2023. After 2023, reinvestment rates were projected to be relatively flat. As a result of the updated assumptions discussed above, AFG recorded a $153 million pretax loss recognition charge in the fourth quarter of 2012 to write off all of the remaining deferred policy acquisition costs and strengthen reserves in this business. As part of the loss recognition charge, policy benefit assumptions were reset to the 2012 assumptions and will not be changed again unless a future loss recognition event occurs.

At December 31, 2013, the most significant loss recognition testing assumption update was to projected reinvestment rates. Due to higher than anticipated increases in interest rates, net reinvestment rates (net of expense and default assumptions) were estimated at 5.01% for 2014 and projected to increase gradually to 6.25% in 2022. After 2022, reinvestment rates were projected to be relatively flat. As a result of the updated assumptions, the existing contract liabilities plus the present value of future premiums (including reasonably expected rate increases) exceeded the present value of future claims payments and related settlement and maintenance costs by approximately $64 million (a loss recognition margin). As a result, no additional loss recognition charges were recorded in 2013.

At December 31, 2014, AFG’s loss recognition testing included updated assumptions for claim costs, expenses, reinvestment rates and rate increases. With the assistance of an outside actuarial consulting firm, the historical claim cost assumptions developed in conjunction with the 2012 external actuarial study were refreshed based on AFG’s updated historical experience. Due to the unanticipated decline in interest rates, net reinvestment rates (net of expense and default assumptions) were estimated at 4.52% for 2015 and projected to increase gradually to 6.25% in 2022. After 2022, reinvestment rates were projected to be relatively flat. Rate increase assumptions were updated to reflect higher than previously anticipated actual 2014 rate increases, including the impact of this experience on management’s view of future rate increases. Based on recent experience, management believes that the lapse and mortality assumptions established in connection with the 2012 loss recognition charge continue to be reasonable. As a result of the updated assumptions, AFG has a loss recognition margin (as defined above) of $11 million at December 31, 2014. As a result, no loss recognition charges were recorded in 2014 and the assumptions used to establish reserves for future policy benefits from the 2012 loss recognition charge continue to be used. The following table illustrates the approximate impact of each assumption change on AFG’s run-off long-term care loss recognition margin from December 31, 2013 through December 31, 2014 (in millions):

Loss recognition margin at December 31, 2013	$64
Changes in margin attributed to each updated assumption:
Claim costs	(50)
Rate increases	40
Reinvestment rates	(34)
Expenses	(11)
Other	2
Loss recognition margin at December 31, 2014	$11

Although management believes that its loss recognition assumptions at December 31, 2014, are reasonable, actual results will depend on how well future experience conforms to these assumptions, including the level and type of claim activity, persistency, expected rate increase approvals, and reinvestment rates. The relationship among these assumptions is complex, with deviations in one assumption often influencing the outcome of others. External factors, including, but not limited to changes in the regulatory and judicial environment, along with medical advancements and innovation in long-term care delivery systems, could have a material impact on the ultimate performance of this closed block of business. The loss recognition charge recorded in 2012 did not include any margin for adverse deviation in the reserve assumptions (in accordance with accounting guidance).

The following table (in millions) illustrates the impact of changes in key assumptions on AFG’s loss recognition margin as of December 31, 2014. Assumption changes could have either a favorable or an unfavorable impact on the margin depending on the nature of the change. Once the loss recognition margin (approximately $11 million at December 31, 2014) is reduced to zero, the impact of adverse changes in assumptions, unless offset by other favorable assumption changes, would be recorded as an increase in long-term care reserves through a charge to earnings. Each item reflects a change to a single assumption without changes to other assumptions. For example, assuming a change in claim payments did not change the assumption on future rate increases and persistency, nor did it change projected investment yields resulting from cash flow differences. These amounts are valid for a point in time, and will change in future periods as the in-force block ages, and as actual performance deviates from the assumptions used at December 31, 2014.

Impact on
Loss Recognition
Assumptions Change	Margin (pretax)
5% morbidity change in all future years	$55 — $65
5% lapse and mortality rate change in all future years	$35 — $40
0.25% reinvestment rate change in all future years	$20 — $25
0.25% initial reinvestment rate change; no change to ultimate reinvestment rate	$8 — $10
1% change in expected rate increase approvals	$15 — $20

Contingencies related to Subsidiaries’ Former Operations   The A&E studies and reviews discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by Great American Financial Resources, Inc. Charges resulting from the A&E reviews and study were $6 million in 2014, $22 million in 2013 and $2 million in 2012. For a discussion of the $6 million and $22 million charges recorded for those operations in 2014 and 2013, respectively, see “Holding Company, Other and

Unallocated — Results of Operations.” In the third quarter of 2012, AFG recorded a pretax charge of $15 million for an adverse judgment received in a long-standing labor dispute involving American Premier’s former railroad employees, the likelihood of which was previously considered to be remote. Liabilities for claims and contingencies arising from these former railroad and manufacturing operations totaled $90 million at December 31, 2014. For a discussion of the uncertainties in determining the ultimate liability, see Note M — “Contingencies” to the financial statements.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
December 31, 2014
Assets:
Cash and investments	$36,499	$—	$(289)	(a)	$36,210
Assets of managed investment entities	—	3,108	—		3,108
Other assets	8,219	—	(2)	(a)	8,217
Total assets	$44,718	$3,108	$(291)		$47,535
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$9,828	$—	$—		$9,828
Annuity, life, accident and health benefits and reserves	25,939	—	—		25,939
Liabilities of managed investment entities	—	3,105	(286)	(a)	2,819
Long-term debt and other liabilities	3,895	—	—		3,895
Total liabilities	39,662	3,105	(286)		42,481
Shareholders’ equity:
Common Stock and Capital surplus	1,240	5	(5)		1,240
Retained earnings:
Appropriated — managed investment entities	—	(2)	—		(2)
Unappropriated	2,914	—	—		2,914
Accumulated other comprehensive income, net of tax	727	—	—		727
Total shareholders’ equity	4,881	3	(5)		4,879
Noncontrolling interests	175	—	—		175
Total equity	5,056	3	(5)		5,054
Total liabilities and equity	$44,718	$3,108	$(291)		$47,535

December 31, 2013
Assets:
Cash and investments	$31,584	$—	$(271)	(a)	$31,313
Assets of managed investment entities	—	2,888	—		2,888
Other assets	7,887	—	(1)	(a)	7,886
Total assets	$39,471	$2,888	$(272)		$42,087
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$8,167	$—	$—		$8,167
Annuity, life, accident and health benefits and reserves	22,952	—	—		22,952
Liabilities of managed investment entities	—	2,839	(272)	(a)	2,567
Long-term debt and other liabilities	3,632	—	—		3,632
Total liabilities	34,751	2,839	(272)		37,318
Shareholders’ equity:
Common Stock and Capital surplus	1,213	—	—		1,213
Retained earnings:
Appropriated — managed investment entities	—	49	—		49
Unappropriated	2,777	—	—		2,777
Accumulated other comprehensive income, net of tax	560	—	—		560
Total shareholders’ equity	4,550	49	—		4,599
Noncontrolling interests	170	—	—		170
Total equity	4,720	49	—		4,769
Total liabilities and equity	$39,471	$2,888	$(272)		$42,087

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended December 31, 2014
Revenues:
Insurance net earned premiums	$1,087	$—	$—		$1,087
Net investment income	382	—	2	(b)	384
Realized gains on securities	8	—	—		8
Income (loss) of managed investment entities:
Investment income	—	32	—		32
Gain (loss) on change in fair value of assets/liabilities	—	(2)	(7)	(b)	(9)
Other income	34	—	(7)	(c)	27
Total revenues	1,511	30	(12)		1,529
Costs and Expenses:
Insurance benefits and expenses	1,235	—	—		1,235
Expenses of managed investment entities	—	34	(12)	(b)(c)	22
Interest charges on borrowed money and other expenses	82	—	—		82
Total costs and expenses	1,317	34	(12)		1,339
Earnings before income taxes	194	(4)	—		190
Provision for income taxes	65	—	—		65
Net earnings, including noncontrolling interests	129	(4)	—		125
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	(4)	(d)	(2)
Net earnings attributable to shareholders	$127	$(4)	$4		$127

Three months ended December 31, 2013
Revenues:
Insurance net earned premiums	$886	$—	$—		$886
Net investment income	358	—	(8)	(b)	350
Realized gains on securities	67	—	—		67
Realized losses on subsidiaries	(4)	—	—		(4)
Income (loss) of managed investment entities:
Investment income	—	30	—		30
Gain (loss) on change in fair value of assets/liabilities	—	6	1	(b)	7
Other income	30	—	(4)	(c)	26
Total revenues	1,337	36	(11)		1,362
Costs and Expenses:
Insurance benefits and expenses	1,000	—	—		1,000
Expenses of managed investment entities	—	31	(10)	(b)(c)	21
Interest charges on borrowed money and other expenses	95	—	—		95
Total costs and expenses	1,095	31	(10)		1,116
Earnings before income taxes	242	5	(1)		246
Provision for income taxes	81	—	—		81
Net earnings, including noncontrolling interests	161	5	(1)		165
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	4	(d)	7
Net earnings attributable to shareholders	$158	$5	$(5)		$158

(a)
Includes net investment income of ($2 million) in the fourth quarter of 2014 and $8 million in the fourth quarter of 2013 representing the change in fair value of AFG’s CLO investments plus $7 million and $4 million in the fourth quarter of 2014 and 2013, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $5 million and $6 million in the fourth quarter of 2014 and 2013, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate earnings (losses) of CLOs attributable to other debt holders to noncontrolling interests.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2014
Revenues:
Insurance net earned premiums	$3,986	$—	$—		$3,986
Net investment income	1,517	—	(16)	(b)	1,501
Realized gains on securities	52	—	—		52
Income (loss) of managed investment entities:
Investment income	—	116	—		116
Gain (loss) on change in fair value of assets/liabilities	—	(35)	(9)	(b)	(44)
Other income	127	—	(25)	(c)	102
Total revenues	5,682	81	(50)		5,713
Costs and Expenses:
Insurance benefits and expenses	4,651	—	—		4,651
Expenses of managed investment entities	—	130	(48)	(b)(c)	82
Interest charges on borrowed money and other expenses	354	—	—		354
Total costs and expenses	5,005	130	(48)		5,087
Earnings before income taxes	677	(49)	(2)		626
Provision for income taxes	220	—	—		220
Net earnings, including noncontrolling interests	457	(49)	(2)		406
Less: Net earnings (loss) attributable to noncontrolling interests	5	—	(51)	(d)	(46)
Net earnings attributable to shareholders	$452	$(49)	$49		$452

Year ended December 31, 2013
Revenues:
Insurance net earned premiums	$3,318	$—	$—		$3,318
Net investment income	1,381	—	(35)	(b)	1,346
Realized gains on securities	221	—	—		221
Realized losses on subsidiaries	(4)	—	—		(4)
Income (loss) of managed investment entities:
Investment income	—	128	—		128
Gain (loss) on change in fair value of assets/liabilities	—	(19)	5	(b)	(14)
Other income	113	—	(16)	(c)	97
Total revenues	5,029	109	(46)		5,092
Costs and Expenses:
Insurance benefits and expenses	3,917	—	—		3,917
Expenses of managed investment entities	—	130	(41)	(b)(c)	89
Interest charges on borrowed money and other expenses	397	—	—		397
Total costs and expenses	4,314	130	(41)		4,403
Earnings before income taxes	715	(21)	(5)		689
Provision for income taxes	236	—	—		236
Net earnings, including noncontrolling interests	479	(21)	(5)		453
Less: Net earnings (loss) attributable to noncontrolling interests	8	—	(26)	(d)	(18)
Net earnings attributable to shareholders	$471	$(21)	$21		$471

(a)
Includes $16 million and $35 million in 2014 and 2013, respectively, in net investment income representing the change in fair value of AFG’s CLO investments plus $25 million and $16 million in 2014 and 2013, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $23 million and $25 million in 2014 and 2013, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2012
Revenues:
Insurance net earned premiums	$3,165	$—	$—		$3,165
Net investment income	1,332	—	(31)	(b)	1,301
Realized gains on securities	210	—	—		210
Realized gains on subsidiaries	161	—	—		161
Income (loss) of managed investment entities:
Investment income	—	125	—		125
Gain (loss) on change in fair value of assets/liabilities	—	(107)	13	(b)	(94)
Other income	107	—	(18)	(c)	89
Total revenues	4,975	18	(36)		4,957
Costs and Expenses:
Insurance benefits and expenses	3,939	—	—		3,939
Expenses of managed investment entities	—	116	(36)	(b)(c)	80
Interest charges on borrowed money and other expenses	401	—	—		401
Total costs and expenses	4,340	116	(36)		4,420
Earnings before income taxes	635	(98)	—		537
Provision for income taxes	135	—	—		135
Net earnings, including noncontrolling interests	500	(98)	—		402
Less: Net earnings (loss) attributable to noncontrolling interests	12	—	(98)	(d)	(86)
Net earnings attributable to shareholders	$488	$(98)	$98		$488

(a)	Includes $31 million in net investment income representing the change in fair value of AFG’s CLO investments plus $18 million in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $18 million in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

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

	Three months ended December 31,		Year ended December 31,
	2014	2013	2014	2013	2012
Core net operating earnings	$122	$117	$439	$385	$314
Gain on sale of Medicare supplement and critical illness businesses (*)	—	—	—	—	114
Other realized gains (*)	5	41	32	138	128
Long-term care reserve charge (*)	—	—	—	—	(99)
Special A&E charges (*)	—	—	(19)	(49)	(21)
Executive Life Insurance Company of New York (“ELNY”) guaranty fund assessments (*)	—	—	—	(3)	—
AFG tax case and settlement of open tax years	—	—	—	—	67
Other (*)	—	—	—	—	(15)
Net earnings attributable to shareholders	$127	$158	$452	$471	$488

Diluted per share amounts:
Core net operating earnings	$1.35	$1.28	$4.82	$4.22	$3.27
Gain on sale of Medicare supplement and critical illness businesses	—	—	—	—	1.19
Other realized gains	0.06	0.45	0.36	1.52	1.34
Long-term care reserve charge	—	—	—	—	(1.03)
Special A&E charges	—	—	(0.21)	(0.54)	(0.22)
ELNY guaranty fund assessments	—	—	—	(0.04)	—
AFG tax case and settlement of open tax years	—	—	—	—	0.70
Other	—	—	—	—	(0.16)
Net earnings attributable to shareholders	$1.41	$1.73	$4.97	$5.16	$5.09

(*)    The tax effects of reconciling items are shown below (in millions):

Gain on sale of Medicare supplement and critical illness businesses	$—	$—	$—	$—	$(56)
Other realized gains	(3)	(23)	(19)	(78)	(71)
Long-term care reserve charge	—	—	—	—	54
Special A&E charges	—	—	11	27	12
ELNY guaranty fund assessments	—	—	—	2	—
Other	—	—	—	—	8
In addition, other realized gains are shown net of noncontrolling interests as follows (in millions):

Noncontrolling interests	$—	$1	$(1)	$(1)	$(2)

Net earnings attributable to shareholders decreased $31 million in the fourth quarter of 2014 compared to the same period of 2013 reflecting significantly lower realized gains on securities, partially offset by higher core net operating earnings. Core net operating earnings increased $5 million in the fourth quarter of 2014 compared to the fourth quarter of 2013 due to higher underwriting profits in the property and casualty insurance segment and higher property and casualty net investment income due primarily to the investment of cash acquired in the Summit acquisition in April 2014, partially offset by lower earnings in the annuity segment.

Net earnings attributable to shareholders decreased $19 million for the full-year of 2014 compared to the same period of 2013 reflecting significantly lower realized gains on securities, partially offset by higher core net operating earnings and lower special A&E charges. Core net operating earnings increased $54 million in 2014 compared to 2013 due primarily to higher underwriting profits and higher net investment income in the property and casualty insurance segment and lower holding company expenses.

For the full-year of 2013 compared to 2012, net earnings attributable to shareholders decreased as higher core net operating earnings were more than offset by the net impact of the following items recorded in 2012: (i) a $114 million after tax gain on the sale of AFG’s Medicare supplement and critical illness businesses, (ii) tax benefits of $67 million related to the favorable resolution of certain tax litigation and settlement of open tax years, and (iii) an after tax charge of $99 million to write off deferred acquisition costs and strengthen reserves in the closed block of long-term care insurance. Net earnings attributable to shareholders were also impacted by special A&E charges, which were higher in 2013 compared to 2012. Core net operating earnings increased $71 million in 2013 compared to 2012 reflecting significantly higher profits in both the annuity segment and Specialty property and casualty insurance operations, partially offset by the absence of earnings from the Medicare supplement and critical illness businesses, which were sold in August 2012.

RESULTS OF OPERATIONS — QUARTERS ENDED DECEMBER 31, 2014 AND 2013

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

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the quarters ended December 31, 2014 and 2013 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended December 31, 2014
Revenues:
Property and casualty insurance net earned premiums	$1,061	$—	$—	$—	$—	$1,061	$—	$1,061
Life, accident and health net earned premiums	—	—	26	—	—	26	—	26
Net investment income	75	285	20	2	2	384	—	384
Realized gains on securities	—	—	—	—	—	—	8	8
Income (loss) of MIEs:
Investment income	—	—	—	32	—	32	—	32
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(9)	—	(9)	—	(9)
Other income	1	21	1	(7)	11	27	—	27
Total revenues	1,137	306	47	18	13	1,521	8	1,529

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	679	—	—	—	—	679	—	679
Commissions and other underwriting expenses	303	—	—	—	—	303	—	303
Annuity benefits	—	157	—	—	—	157	—	157
Life, accident and health benefits	—	—	45	—	—	45	—	45
Annuity and supplemental insurance acquisition expenses	—	47	4	—	—	51	—	51
Interest charges on borrowed money	1	—	—	—	19	20	—	20
Expenses of MIEs	—	—	—	22	—	22	—	22
Other expenses	11	17	5	—	29	62	—	62
Total costs and expenses	994	221	54	22	48	1,339	—	1,339
Earnings before income taxes	143	85	(7)	(4)	(35)	182	8	190
Provision for income taxes	47	29	(2)	—	(12)	62	3	65
Net earnings, including noncontrolling interests	96	56	(5)	(4)	(23)	120	5	125
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	—	(4)	—	(2)	—	(2)
Core Net Operating Earnings	94	56	(5)	—	(23)	122
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	5	5	(5)	—
Net Earnings Attributable to Shareholders	$94	$56	$(5)	$—	$(18)	$127	$—	$127

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended December 31, 2013
Revenues:
Property and casualty insurance net earned premiums	$859	$—	$—	$—	$—	$859	$—	$859
Life, accident and health net earned premiums	—	—	27	—	—	27	—	27
Net investment income	67	270	19	(8)	2	350	—	350
Realized gains on securities	—	—	—	—	—	—	67	67
Realized losses on subsidiaries	—	—	—	—	—	—	(4)	(4)
Income (loss) of MIEs:
Investment income	—	—	—	30	—	30	—	30
Gain (loss) on change in fair value of assets/liabilities	—	—	—	7	—	7	—	7
Other income	5	21	1	(4)	3	26	—	26
Total revenues	931	291	47	25	5	1,299	63	1,362

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	537	—	—	—	—	537	—	537
Commissions and other underwriting expenses	247	—	—	—	—	247	—	247
Annuity benefits	—	137	—	—	—	137	—	137
Life, accident and health benefits	—	—	40	—	—	40	—	40
Annuity and supplemental insurance acquisition expenses	—	35	4	—	—	39	—	39
Interest charges on borrowed money	—	—	—	—	17	17	—	17
Expenses of MIEs	—	—	—	21	—	21	—	21
Other expenses	11	27	6	—	34	78	—	78
Total costs and expenses	795	199	50	21	51	1,116	—	1,116
Earnings before income taxes	136	92	(3)	4	(46)	183	63	246
Provision for income taxes	41	32	(1)	—	(14)	58	23	81
Net earnings, including noncontrolling interests	95	60	(2)	4	(32)	125	40	165
Less: Net earnings (loss) attributable to noncontrolling interests	5	—	—	4	(1)	8	(1)	7
Core Net Operating Earnings	90	60	(2)	—	(31)	117
Non-core earnings attributable to shareholders (a):
Realized gains, net of tax	—	—	—	—	41	41	(41)	—
Net Earnings Attributable to Shareholders	$90	$60	$(2)	$—	$10	$158	$—	$158

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company’s performance. Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses and loss adjustment expenses, and commissions and other underwriting expenses to premiums. A combined ratio under 100% indicates an underwriting profit. The combined ratio does not reflect net investment income, other income, other expenses or federal income taxes. AFG’s property and casualty insurance operations contributed $143 million in pretax earnings in the fourth quarter of 2014 compared to $136 million in the fourth quarter of 2013, an increase of $7 million (5%). The increase in pretax earnings reflects higher underwriting profit across each of AFG’s property and casualty insurance sub-segments and higher net investment income (due primarily to the investment of cash acquired in the April 2014 Summit acquisition), partially offset by lower other income due to income from the sale of real estate in the fourth quarter of 2013.

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended December 31, 2014 and 2013 (dollars in millions):

	Three months ended December 31,
	2014	2013	% Change
Gross written premiums	$1,303	$1,071	22%
Reinsurance premiums ceded	(278)	(250)	11%
Net written premiums	1,025	821	25%
Change in unearned premiums	36	38	(5%)
Net earned premiums	1,061	859	24%
Loss and loss adjustment expenses	679	537	26%
Commissions and other underwriting expenses	303	247	23%
Underwriting gain	79	75	5%

Net investment income	75	67	12%
Other income and expenses, net	(11)	(6)	83%
Earnings before income taxes	$143	$136	5%

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	64.0%	62.4%	1.6%
Underwriting expense ratio	28.6%	28.9%	(0.3%)
Combined ratio	92.6%	91.3%	1.3%

Aggregate — including discontinued lines
Loss and LAE ratio	64.0%	62.5%	1.5%
Underwriting expense ratio	28.6%	28.9%	(0.3%)
Combined ratio	92.6%	91.4%	1.2%

AFG’s combined ratio has been better than the industry average for 27 of the last 29 years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.30 billion for the fourth quarter of 2014 compared to $1.07 billion for the fourth quarter of 2013, an increase of $232 million (22%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2014		2013
	GWP	%	GWP	%	% Change
Property and transportation	$482	37%	$447	42%	8%
Specialty casualty	660	51%	459	43%	44%
Specialty financial	160	12%	164	15%	(2%)
Other specialty	1	—%	1	—%
	$1,303	100%	$1,071	100%	22%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 21% of gross written premiums for the fourth quarter of 2014 compared to 23% for the fourth quarter of 2013, a decrease of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended December 31,
	2014		2013		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(109)	23%	$(98)	22%	1%
Specialty casualty	(162)	25%	(138)	30%	(5%)
Specialty financial	(29)	18%	(32)	20%	(2%)
Other specialty	22		18
	$(278)	21%	$(250)	23%	(2%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.03 billion for the fourth quarter of 2014 compared to $821 million for the fourth quarter of 2013, an increase of $204 million (25%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2014		2013
	NWP	%	NWP	%	% Change
Property and transportation	$373	36%	$349	43%	7%
Specialty casualty	498	49%	321	39%	55%
Specialty financial	131	13%	132	16%	(1%)
Other specialty	23	2%	19	2%	21%
	$1,025	100%	$821	100%	25%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.06 billion for the fourth quarter of 2014 compared to $859 million for the fourth quarter of 2013, an increase of $202 million (24%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended December 31,
	2014		2013
	NEP	%	NEP	%	% Change
Property and transportation	$415	39%	$410	48%	1%
Specialty casualty	499	47%	310	36%	61%
Specialty financial	121	11%	119	14%	2%
Other specialty	26	3%	20	2%	30%
	$1,061	100%	$859	100%	24%

The $232 million increase in gross written premiums for the fourth quarter of 2014 compared to the fourth quarter of 2013 reflects $144 million in premiums from Summit (acquired in April 2014) as well as significant growth in other businesses within the Specialty casualty group and Property and transportation group. Excluding premiums from Summit, gross written premiums increased by 8% compared to the fourth quarter of 2013. Overall average renewal rates increased approximately 2% in the fourth quarter of 2014.

Property and transportation Gross written premiums increased $35 million (8%) in the fourth quarter of 2014 compared to the fourth quarter of 2013 reflecting growth in most businesses in this group. Average renewal rates for this group were up approximately 4% in the fourth quarter of 2014. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the fourth quarter of 2014 compared to the fourth quarter of 2013 reflecting a change in the mix of business.

Specialty casualty Gross written premiums increased $201 million (44%) for the fourth quarter of 2014 compared to the fourth quarter of 2013 reflecting $144 million in premiums generated by Summit, which was acquired in April 2014. Excluding premiums from Summit, gross written premiums increased 12% in the fourth quarter of 2014 compared to the fourth quarter of 2013. Broad-based growth across this group was primarily the result of growth in the workers’ compensation operations and excess and surplus lines businesses. New business opportunities and increased exposures from higher payroll on existing accounts have contributed to the increase in premiums in the workers’ compensation businesses. Organic growth opportunities have contributed to higher premiums in the excess and surplus lines businesses. Average renewal rates were up approximately 1% for this group in the fourth quarter of 2014. Reinsurance premiums ceded as a percentage of gross written premiums declined 5 percentage points for the fourth quarter of 2014 compared to the fourth quarter of 2013 reflecting the impact of the acquisition of Summit, which cedes only about 1% of its premiums.

Specialty financial Gross written premiums decreased $4 million (2%) for the fourth quarter of 2014 compared to the fourth quarter of 2013, due primarily to the impact of the October 2013 sale of a service contract business, which ceded all of its premiums under reinsurance contracts. Average renewal rates for this group were flat in the fourth quarter of 2014. Reinsurance premiums ceded as a percentage of gross written premiums declined 2 percentage points due to the sale of the service contract business, partially offset by higher cessions of certain business in the financial institutions business.

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

	Three months ended December 31,			Three months ended December 31,
	2014	2013	Change	2014	2013
Property and transportation
Loss and LAE ratio	72.2%	74.9%	(2.7%)
Underwriting expense ratio	22.4%	20.9%	1.5%
Combined ratio	94.6%	95.8%	(1.2%)
Underwriting profit				$22	$17

Specialty casualty
Loss and LAE ratio	65.1%	59.0%	6.1%
Underwriting expense ratio	27.8%	30.7%	(2.9%)
Combined ratio	92.9%	89.7%	3.2%
Underwriting profit				$36	$32

Specialty financial
Loss and LAE ratio	34.5%	34.2%	0.3%
Underwriting expense ratio	51.1%	51.0%	0.1%
Combined ratio	85.6%	85.2%	0.4%
Underwriting profit				$18	$17

Total Specialty
Loss and LAE ratio	64.0%	62.4%	1.6%
Underwriting expense ratio	28.6%	28.9%	(0.3%)
Combined ratio	92.6%	91.3%	1.3%
Underwriting profit				$79	$75

Aggregate — including discontinued lines
Loss and LAE ratio	64.0%	62.5%	1.5%
Underwriting expense ratio	28.6%	28.9%	(0.3%)
Combined ratio	92.6%	91.4%	1.2%
Underwriting profit				$79	$75

The Specialty property and casualty insurance operations generated an underwriting profit of $79 million in the fourth quarter of 2014 compared to $75 million in the fourth quarter of 2013, an increase of $4 million (5%). The higher underwriting profit in the fourth quarter of 2014 reflects higher underwriting profits across each of the property and casualty insurance sub-segments.

Property and transportation Underwriting profit for this group was $22 million for the fourth quarter of 2014 compared to$17 million in the fourth quarter of 2013, an increase of $5 million (29%). The increase is due primarily to higher underwriting profit in the property and inland marine operations, partially offset by lower underwriting profit in the transportation operations.

Specialty casualty Underwriting profit for this group was $36 million for the fourth quarter of 2014 compared to $32 million in the fourth quarter of 2013, an increase of $4 million (13%). This increase was due primarily to higher profitability in the workers’ compensation businesses, including the impact of the Summit business acquired in April 2014, partially offset by $14 million of adverse prior year reserve development, primarily attributable to the international operations.

Specialty financial Underwriting profit for this group was $18 million for the fourth quarter of 2014 compared to $17 million in the fourth quarter of 2013, an increase of $1 million (6%). Higher underwriting profits in the surety and fidelity and financial institutions businesses were partially offset by lower underwriting profitability in the trade credit business.

Other specialty Underwriting profit for this group was $3 million for the fourth quarter of 2014 compared to $9 million in the fourth quarter of 2013, a decrease of $6 million (67%). The decrease reflects lower profitability in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 64.0% for the fourth quarter of 2014 compared to 62.5% for fourth quarter of 2013, an increase of 1.5 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended December 31,
	Amount		Ratio		Change in
	2014	2013	2014	2013	Ratio
Property and transportation
Current year, excluding catastrophe losses	$294	$304	71.3%	74.1%	(2.8%)
Prior accident years development	3	3	0.6%	0.8%	(0.2%)
Current year catastrophe losses	2	—	0.3%	—%	0.3%
Property and transportation losses and LAE and ratio	$299	$307	72.2%	74.9%	(2.7%)

Specialty casualty
Current year, excluding catastrophe losses	$310	$181	62.1%	58.5%	3.6%
Prior accident years development	14	2	2.9%	0.5%	2.4%
Current year catastrophe losses	1	—	0.1%	—%	0.1%
Specialty casualty losses and LAE and ratio	$325	$183	65.1%	59.0%	6.1%

Specialty financial
Current year, excluding catastrophe losses	$46	$45	37.7%	36.7%	1.0%
Prior accident years development	(4)	(4)	(3.3%)	(3.2%)	(0.1%)
Current year catastrophe losses	—	1	0.1%	0.7%	(0.6%)
Specialty financial losses and LAE and ratio	$42	$42	34.5%	34.2%	0.3%

Total Specialty
Current year, excluding catastrophe losses	$666	$541	62.8%	62.8%	—%
Prior accident years development	10	(5)	1.0%	(0.5%)	1.5%
Current year catastrophe losses	3	1	0.2%	0.1%	0.1%
Total Specialty losses and LAE and ratio	$679	$537	64.0%	62.4%	1.6%

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$666	$541	62.8%	62.8%	—%
Prior accident years development	10	(5)	1.0%	(0.4%)	1.4%
Current year catastrophe losses	3	1	0.2%	0.1%	0.1%
Aggregate losses and LAE and ratio	$679	$537	64.0%	62.5%	1.5%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio for AFG’s Specialty property and casualty insurance operations was 62.8% for both the fourth quarter of 2014 and the fourth quarter of 2013.

Property and transportation   The 2.8 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses is due primarily to higher profitability in the property and inland marine operations.

Specialty casualty   The 3.6 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects the inclusion of Summit following its acquisition in April 2014, which has a higher loss and LAE ratio than AFG’s overall Specialty casualty group and higher losses in the general liability and foreign operations, partially offset by higher profitability in the California workers’ compensation business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net adverse reserve development related to prior accident years of $10 million in the fourth quarter of 2014 compared to net favorable reserve development related to prior accident years of $5 million in the fourth quarter of 2013, a decline of $15 million.

Property and transportation Net adverse reserve development of $3 million in the fourth quarter of 2014 reflects higher than expected claim frequency in the ocean marine business and higher than anticipated claim severity in the trucking operations, partially offset by lower than expected claim severity in the property and inland marine business. Net adverse reserve development of $3 million in the fourth quarter of 2013 reflects higher than expected claim severity in commercial auto liability business written in the transportation businesses, partially offset by lower than expected claim severity in the ocean marine business.

Specialty casualty Net adverse reserve development of $14 million in the fourth quarter of 2014 reflects adverse reserve development at Marketform and higher than expected claim severity in contractor claims and in a run-off book of casualty business, partially offset by lower than anticipated claim severity in specialty workers’ compensation business. Net adverse reserve development of $2 million in the fourth quarter of 2013 reflects higher than expected claim severity in products liability claims and contractor claims as well as adverse reserve development at Marketform, substantially offset by lower frequency of severe claims in the directors and officers and workers’ compensation businesses.

Specialty financial Net favorable reserve development of $4 million in the fourth quarter of 2014 reflects lower than expected claim severity in the surety and fidelity businesses. Net favorable reserve development of $4 million in the fourth quarter of 2013 reflects lower than expected frequency of significant claims in the foreign credit business where economic conditions did not affect this line as adversely as previously anticipated.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $3 million in the fourth quarter of 2014 and $6 million in the fourth quarter of 2013, reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998 and reserve development associated with AFG’s internal reinsurance program.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2014, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 3.5% of AFG’s shareholders’ equity. Catastrophe losses were nominal in both the fourth quarter of 2014 and 2013.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $303 million in the fourth quarter of 2014 compared to $247 million for the fourth quarter of 2013, an increase of $56 million (23%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 28.6% for the fourth quarter of 2014 compared to 28.9% for the fourth quarter of 2013, a decrease of 0.3 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended December 31,
	2014		2013		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$94	22.4%	$86	20.9%	1.5%
Specialty casualty	138	27.8%	95	30.7%	(2.9%)
Specialty financial	61	51.1%	60	51.0%	0.1%
Other specialty	10	37.3%	6	32.1%	5.2%
	$303	28.6%	$247	28.9%	(0.3%)

The $56 million increase in commissions and other underwriting expenses for the fourth quarter of 2014 as compared to the fourth quarter of 2013 reflects the acquisition of Summit in April 2014. The overall decrease of 0.3% in AFG’s expense ratio for the fourth quarter of 2014 as compared to the fourth quarter of 2013 reflects the inclusion of Summit following its acquisition in April 2014, which has a lower expense ratio than AFG’s overall property and casualty operations and the impact of higher premiums on the ratio.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.5 percentage points for the fourth quarter of 2014 compared to the fourth quarter of 2013 reflecting higher profitability-based commissions paid to agents and brokers.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.9 percentage points for the fourth quarter of 2014 compared to the fourth quarter of 2013, due primarily to the inclusion of Summit following its acquisition in April 2014, which has a lower expense ratio than AFG’s overall Specialty casualty group and the impact of higher premiums on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.1 percentage points for the fourth quarter of 2014 compared to the fourth quarter of 2013.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $75 million for the fourth quarter of 2014 compared to $67 million in the fourth quarter of 2013, an increase of $8 million (12%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Three months ended December 31,
	2014	2013	Change	% Change
Net investment income	$75	$67	$8	12%

Average invested assets (at amortized cost)	$8,485	$6,805	$1,680	25%

Yield (net investment income as a % of average invested assets)	3.54%	3.94%	(0.40%)

Tax equivalent yield (*)	4.08%	4.58%	(0.50%)
(*) Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty segment for the fourth quarter of 2014 as compared to the fourth quarter of 2013 is due primarily to the investment of cash acquired in the Summit acquisition in April 2014 and organic growth in the property and casualty segment. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.54% for the fourth quarter of 2014 compared to 3.94% for the fourth quarter of 2013, a decline of 0.40 percentage points, reflecting the impact of strong investment results in the 2013 quarter and lower yields available in the financial markets.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty operations was a net expense of $11 million for the fourth quarter of 2014 compared to $6 million for the fourth quarter of 2013, an increase of $5 million (83%). The table below details the items included in other income and expenses, net for AFG’s property and casualty operations (in millions):

	Three months ended December 31,
	2014	2013
Other income
Income from the sale of real estate	$—	$2
Other	1	3
Total other income	1	5
Other expenses
Amortization of intangibles	5	4
Other	6	7
Total other expense	11	11
Interest expense	1	—
Other income and expenses, net	$(11)	$(6)
Amortization of intangibles includes $2 million in the fourth quarter of 2014 related to the Summit acquisition.
Interest expense for AFG’s property and casualty operations includes interest charges on long-term debt within the property and casualty operations, primarily notes secured by real estate.

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $85 million in pretax earnings in the fourth quarter of 2014 compared to $92 million in the fourth quarter of 2013, a decrease of $7 million (8%). While AFG’s average annuity investments (at amortized cost) were 14% higher for the fourth quarter of 2014 as compared to the fourth quarter of 2013, the benefit of this growth was more than offset by the run-off of higher yielding investments and the impact that fluctuations in interest rates in the fourth quarter of 2014 and 2013 had on the fair value accounting for fixed-indexed annuities (“FIAs”). AFG’s periodic detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations resulted in a net annuity expense reduction of $1 million in the fourth quarter of 2014 compared to a $2 million charge in the fourth quarter of 2013.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended December 31, 2014 and 2013 (dollars in millions):

	Three months ended December 31,
	2014	2013	% Change
Revenues:
Net investment income	$285	$270	6%
Other income:
Guaranteed withdrawal benefit fees	9	7	29%
Policy charges and other miscellaneous income	12	14	(14%)
Total revenues	306	291	5%

Costs and Expenses:
Annuity benefits (*)	157	137	15%
Acquisition expenses	47	35	34%
Other expenses	17	27	(37%)
Total costs and expenses	221	199	11%
Earnings before income taxes	$85	$92	(8%)

Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended December 31,
	2014	2013	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$93	$86	8%
Impact of derivatives related to FIAs	(8)	6	(233%)
Earnings before income taxes	$85	$92	(8%)

(*) Annuity benefits consisted of the following (dollars in millions):

	Three months ended December 31,
	2014	2013	% Change
Interest credited — fixed	$127	$118	8%
Interest credited — fixed component of variable annuities	1	1	—%
Change in expected death and annuitization reserve	4	5	(20%)
Amortization of sales inducements	6	7	(14%)
Change in guaranteed withdrawal benefit reserve	11	10	10%
Change in other benefit reserves	1	1	—%
Subtotal before impact of derivatives related to FIAs	150	142	6%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	87	74	18%
Equity option mark-to-market	(69)	(85)	(19%)
Impact of derivatives related to FIAs	18	(11)	(264%)
Unlocking	(11)	6	(283%)
Total annuity benefits	$157	$137	15%

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended December 31,
	2014	2013	% Change
Average fixed annuity investments (at amortized cost)	$23,334	$20,524	14%
Average fixed annuity benefits accumulated	23,104	20,092	15%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.85%	5.21%
Interest credited — fixed	(2.21%)	(2.35%)
Net interest spread	2.64%	2.86%

Policy charges and other miscellaneous income	0.14%	0.22%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.20%)	(0.31%)
Acquisition expenses	(0.61%)	(0.75%)
Other expenses	(0.28%)	(0.53%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.31%)	0.22%
Unlocking	0.02%	(0.04%)
Net spread earned on fixed annuities	1.40%	1.67%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended December 31,
	2014	2013
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.54%	1.55%
Impact of derivatives related to fixed-indexed annuities (*)	(0.14%)	0.12%
Net spread earned on fixed annuities	1.40%	1.67%

(*)
Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the fourth quarter of 2014 was $285 million compared to $270 million for the fourth quarter of 2013, an increase of $15 million (6%). This increase reflects primarily the growth in AFG’s annuity business, partially offset by the run-off of higher yielding investments. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.36 percentage points in the fourth quarter of 2014 compared to the fourth quarter of 2013. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio, (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets and (iii) the impact of higher non-recurring investment income in the fourth quarter of 2013 compared to the same period in 2014.

Annuity Interest Credited — Fixed
Interest credited — fixed for the fourth quarter of 2014 was $127 million compared to $118 million for the fourth quarter of 2013, an increase of $9 million (8%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.14 percentage points in the fourth quarter of 2014 compared to the fourth quarter of 2013. During the fourth quarter of 2014, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

Excluding those annuities that have guaranteed withdrawal benefits, at December 31, 2014, AFG could reduce the average crediting rate on approximately $18 billion of traditional fixed and fixed-indexed deferred annuities by an additional 0.58% (on a weighted average basis). Annuity policies are subject to Guaranteed Minimum Interest Rates (“GMIRs”) at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

% of
GMIR	Reserves
1 — 1.99%	59%
2 — 2.99%	9%
3 — 3.99%	18%
4.00% and above	14%

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.22 percentage points in the fourth quarter of 2014 compared to the same period in 2013 due primarily to the run-off of higher yielding investments. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result of these two items, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, were $12 million in the fourth quarter of 2014 compared to $14 million in the fourth quarter of 2013, a decrease of $2 million (14%). This decrease reflects the impact of $4 million in income from the sale of real estate recorded in the fourth quarter of 2013, partially offset by growth in the annuity business.

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees (excluding the impact of unlocking) for the fourth quarter of 2014 was $13 million compared to $16 million for the fourth quarter of 2013, a decrease of $3 million (19%). In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended December 31,
	2014	2013
Change in expected death and annuitization reserve	$4	$5
Amortization of sales inducements	6	7
Change in guaranteed withdrawal benefit reserve	11	10
Change in other benefit reserves	1	1
Other annuity benefits	22	23
Offset guaranteed withdrawal benefit fees	(9)	(7)
Other annuity benefits, net	$13	$16

Annuity Acquisition Expenses
Excluding the impact of unlocking charges, AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.61% for the fourth quarter of 2014 and 0.75% for the fourth quarter of 2013 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of lower interest rates during the fourth quarter of 2014 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of DPAC; conversely, higher interest rates during the fourth quarter of 2013 had a positive impact on the fair value of the derivatives, resulting in a partially offsetting acceleration in the amortization of DPAC.

Annuity Other Expenses
Annuity other expenses for the fourth quarter of 2014 were $17 million compared to $27 million for the fourth quarter of 2013, a decrease of $10 million (37%). The fourth quarter of 2014 includes the favorable impact of settling certain accrued expenses at a lower cost than previously estimated while annuity other expenses for the fourth quarter of 2013 includes a $7 million charge to write off certain previously capitalized project costs. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.25 percentage points for the fourth quarter of 2014 as compared to the fourth quarter of 2013. In general, this percentage is expected to decrease as AFG’s annuity business grows and annuity other expenses remain relatively stable.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately one-half of annuity benefits accumulated at December 31, 2014, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. Excluding the impact of unlocking charges, the net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $18 million in the fourth quarter of 2014 and reduced annuity benefits by $11 million in the fourth quarter of 2013. The $18 million increase in the fourth quarter of 2014 reflects the negative impact of lower interest rates on the derivatives, partially offset by the favorable impact of strong stock market performance. Conversely, the $11 million decrease in the fourth quarter of 2013 reflects the positive impact of moderately higher interest rates and strong stock market performance on these derivatives.

Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products. The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s earnings before income taxes (dollars in millions):

	Three months ended December 31,
	2014	2013	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$93	$86	8%
Change in fair value of derivatives related to fixed-indexed annuities	(18)	11	(264%)
Related impact on amortization of DPAC (*)	10	(5)	(300%)
Earnings before income taxes	$85	$92	(8%)

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

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

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.27 percentage points in the fourth quarter of 2014 compared to the same period in 2013 due primarily to the 0.22 percentage points decrease in AFG’s net interest spread and the net impact of changes in the fair value of derivatives and related DPAC offset discussed above. These items were partially offset by the impact of growth in AFG’s annuity business on other expenses and other annuity benefits as a percent of fixed annuity benefits accumulated discussed above.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended December 31, 2014 and 2013 (in millions):

	Three months ended December 31,
	2014	2013
Beginning fixed annuity reserves	$22,745	$19,505
Fixed annuity premiums (receipts)	960	1,368
Surrenders, benefits and other withdrawals	(464)	(408)
Interest and other annuity benefit expenses:
Interest credited	127	118
Embedded derivative mark-to-market	87	74
Change in other benefit reserves	18	18
Unlocking	(11)	4
Ending fixed annuity reserves	$23,462	$20,679

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$23,462	$20,679
Impact of unrealized investment gains	111	71
Fixed component of variable annuities	191	194
Annuity benefits accumulated per balance sheet	$23,764	$20,944

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $971 million in the fourth quarter of 2014 compared to $1.38 billion in the fourth quarter of 2013, a decrease of $410 million (30%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended December 31,
	2014	2013	% Change
Financial institutions single premium annuities — indexed	$426	$498	(14%)
Financial institutions single premium annuities — fixed	61	201	(70%)
Retail single premium annuities — indexed	405	565	(28%)
Retail single premium annuities — fixed	19	53	(64%)
Education market — fixed and indexed annuities	49	51	(4%)
Total fixed annuity premiums	960	1,368	(30%)
Variable annuities	11	13	(15%)
Total annuity premiums	$971	$1,381	(30%)

Management attributes the 30% decrease in annuity premiums in the fourth quarter of 2014 as compared to the fourth quarter of 2013 to AFG’s disciplined approach to product pricing in a declining interest rate environment and increased levels of competition.

Annuity Unlocking
In the fourth quarters of 2014 and 2013, AFG conducted a detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations. As a result of these reviews, AFG recorded charges (expense reductions) in annuity benefits expense and annuity and supplemental insurance acquisition expenses related to its annuity business. AFG’s net annuity unlocking expense reduction of $1 million in 2014 and net annuity unlocking charge of $2 million in 2013 impacted AFG’s financial statements as follows (in millions):

	Three months ended December 31,
	2014	2013
Annuity benefits:
Fixed-indexed annuity embedded derivative	$(58)	$(2)
Sales inducements	—	2
Other reserves	47	6
Total annuity benefits	(11)	6
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	20	(4)
Unearned revenue	(10)	—
Net charge (expense reduction)	$(1)	$2

Although the table above includes the impact of assumption changes in both the fixed and variable annuity businesses, the vast majority of the net charge in each period relates to the fixed (including fixed-indexed) annuity business. The 2014 net expense reduction was due primarily to the impact of changes in assumptions to reflect a decrease in future expected call option costs related to the fixed-indexed annuity business and lower lapses, partially offset by lower future investment yield assumptions. Reinvestment rates used to project future investment yields are based primarily on 7-year and 10-year corporate bond yields. For the 2014 unlocking, AFG assumed a net reinvestment rate (net of default and expense assumptions) of 3.57% in 2015, grading up ratably to an ultimate net reinvestment rate of 5.54% in 2022 and beyond.

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

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended December 31, 2014 and 2013 (in millions):

	Three months ended December 31,
	2014	2013
Earnings on fixed annuity benefits accumulated	$81	$84
Earnings on investments in excess of fixed annuity benefits accumulated (*)	3	6
Variable annuity earnings	1	2
Earnings before income taxes	$85	$92

(*)
Net investment income (as a % of investments) of 4.85% and 5.21% for the three months ended December 31, 2014 and 2013, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s loss before income taxes from its run-off long-term care and life operations for the three months ended December 31, 2014 and 2013 (dollars in millions):

	Three months ended December 31,
	2014	2013	% Change
Revenues:
Net earned premiums:
Long-term care	$18	$18	—%
Life operations	8	9	(11%)
Net investment income	20	19	5%
Other income	1	1	—%
Total revenues	47	47	—%

Costs and Expenses:
Life, accident and health benefits:
Long-term care	35	28	25%
Life operations	10	12	(17%)
Acquisition expenses	4	4	—%
Other expenses	5	6	(17%)
Total costs and expenses	54	50	8%
Loss before income taxes	$(7)	$(3)	133%

The $7 million increase in long-term care benefit expense in the fourth quarter of 2014 compared to the fourth quarter of 2013 is due primarily to a $5 million charge related to the commutation of a reinsurance agreement.

AFG expects revenues and expenses related to the long-term care business to generally increase over time as this closed block of business ages. Due to the age and relatively small size of its long-term care business, AFG expects claims volatility from period to period. See “Uncertainties — Run-off Long-term Care Insurance” for details on AFG’s long-term care loss recognition margin, including the estimated impact of changes in key assumptions on the margin.

Holding Company, Other and Unallocated — Results of Operations   AFG’s pretax loss outside of its insurance operations totaled $35 million for the fourth quarter of 2014 compared to $46 million for the fourth quarter of 2013, a decrease of $11 million (24%).

The following table details AFG’s loss before income taxes from operations outside of its insurance operations for three months ended December 31, 2014 and 2013 (dollars in millions):

	Three months ended December 31,
	2014	2013	% Change
Revenues:
Net investment income	$2	$2	—%
Other income	11	3	267%
Total revenues	13	5	160%

Costs and Expenses:
Interest charges on borrowed money	19	17	12%
Other expenses	29	34	(15%)
Total costs and expenses	48	51	(6%)
Loss before income taxes, excluding realized gains	$(35)	$(46)	(24%)

Holding Company and Other — Net Investment Income
AFG recorded investment income on investments held outside of its insurance operations of $2 million in both the fourth quarter of 2014 and 2013.

Holding Company and Other — Other Income
Other income in the table above includes $7 million and $4 million in the fourth quarter of 2014 and 2013, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). These fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Results for the fourth quarter of 2014 include $3 million in income related to the sale of real estate. Results for the fourth quarter of 2013 include a $2 million loss related to the sale of fixed assets.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $19 million in the fourth quarter of 2014 compared to $17 million in the fourth quarter of 2013, an increase of $2 million (12%). AFG issued $150 million of 6-1/4% Subordinated Debentures in September 2014. The following table details AFG’s long-term debt balances as of December 31, 2014 compared to December 31, 2013 (dollars in millions):

	December 31, 2014	December 31, 2013
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
6-1/4% Subordinated Debentures due September 2054	150	—
Other	3	3
Total Holding Company Debt	$990	$840

Weighted Average Interest Rate	7.6%	7.8%

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its insurance operations, recorded other expenses of $29 million in the fourth quarter of 2014 compared to $34 million in the fourth quarter of 2013, a decrease of $5 million (15%). The $5 million decrease reflects lower holding company expenses associated with employee benefit plans that are tied to stock market performance and slightly lower other holding company expenses.

Consolidated Realized Gains on Securities   AFG’s consolidated realized gains on securities, which are not allocated to segments, were $8 million in the fourth quarter of 2014 compared to $67 million in the fourth quarter of 2013, a decrease of $59 million (88%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended December 31,
	2014	2013
Realized gains (losses) before impairments:
Disposals	$34	$75
Change in the fair value of derivatives	(2)	(1)
Adjustments to annuity deferred policy acquisition costs and related items	(1)	(1)
	31	73
Impairment charges:
Securities	(25)	(9)
Adjustments to annuity deferred policy acquisition costs and related items	2	3
	(23)	(6)
Realized gains on securities	$8	$67

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $65 million for the fourth quarter of 2014 compared to $81 million in the fourth quarter of 2013, a decrease of $16 million (20%). See Note L — “Income Taxes” to the financial statements. The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in the Segmented Statement of Earnings (dollars in millions):

	Three months ended December 31,
	2014		2013
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$190		$246

Income taxes at statutory rate	$66	35%	$86	35%
Effect of:
Tax exempt interest	(7)	(4%)	(5)	(2%)
Losses of managed investment entities	2	1%	(2)	(1%)
Change in valuation allowance	5	3%	—	—%
Other	(1)	(1%)	2	1%
Provision for income taxes	$65	34%	$81	33%

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was a loss of $2 million for the fourth quarter of 2014 compared to earnings of $7 million for the fourth quarter of 2013. The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended December 31,
	2014	2013	% Change
National Interstate	$2	$4	(50%)
Managed Investment Entities	(4)	4	(200%)
Other	—	(1)	(100%)
Earnings (loss) attributable to noncontrolling interests	$(2)	$7	(129%)

As discussed in Note A — “Accounting Policies,” and Note H — “Managed Investment Entities” to the financial statements, the earnings (losses) of Managed Investment Entities represent CLO earnings (losses) that ultimately inure to holders of the CLO debt.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the years ended December 31, 2014, 2013 and 2012 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2014
Revenues:
Property and casualty insurance net earned premiums	$3,878	$—	$—	$—	$—	$3,878	$—	$3,878
Life, accident and health net earned premiums	—	—	108	—	—	108	—	108
Net investment income	294	1,136	82	(16)	5	1,501	—	1,501
Realized gains on securities	—	—	—	—	—	—	52	52
Income (loss) of MIEs:
Investment income	—	—	—	116	—	116	—	116
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(44)	—	(44)	—	(44)
Other income	9	78	4	(25)	36	102	—	102
Total revenues	4,181	1,214	194	31	41	5,661	52	5,713

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,470	—	—	—	—	2,470	24	2,494
Commissions and other underwriting expenses	1,172	—	—	—	—	1,172	—	1,172
Annuity benefits	—	648	—	—	—	648	—	648
Life, accident and health benefits	—	—	164	—	—	164	—	164
Annuity and supplemental insurance acquisition expenses	—	156	17	—	—	173	—	173
Interest charges on borrowed money	4	—	—	—	69	73	—	73
Expenses of MIEs	—	—	—	82	—	82	—	82
Other expenses	55	82	23	—	115	275	6	281
Total costs and expenses	3,701	886	204	82	184	5,057	30	5,087
Earnings before income taxes	480	328	(10)	(51)	(143)	604	22	626
Provision for income taxes	151	112	(3)	—	(48)	212	8	220
Net earnings, including noncontrolling interests	329	216	(7)	(51)	(95)	392	14	406
Less: Net earnings (loss) attributable to noncontrolling interests	4	—	—	(51)	—	(47)	1	(46)
Core Net Operating Earnings	325	216	(7)	—	(95)	439
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	32	32	(32)	—
Special A&E charges, net of tax	(15)	—	—	—	(4)	(19)	19	—
Net Earnings Attributable to Shareholders	$310	$216	$(7)	$—	$(67)	$452	$—	$452

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2013
Revenues:
Property and casualty insurance net earned premiums	$3,204	$—	$—	$—	$—	$3,204	$—	$3,204
Life, accident and health net earned premiums	—	—	114	—	—	114	—	114
Net investment income	263	1,034	76	(35)	8	1,346	—	1,346
Realized gains on securities	—	—	—	—	—	—	221	221
Realized losses on subsidiaries	—	—	—	—	—	—	(4)	(4)
Income (loss) of MIEs:
Investment income	—	—	—	128	—	128	—	128
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(14)	—	(14)	—	(14)
Other income	15	67	4	(16)	27	97	—	97
Total revenues	3,482	1,101	194	63	35	4,875	217	5,092

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,986	—	—	—	—	1,986	54	2,040
Commissions and other underwriting expenses	1,019	—	—	—	—	1,019	—	1,019
Annuity benefits	—	531	—	—	—	531	—	531
Life, accident and health benefits	—	—	160	—	—	160	—	160
Annuity and supplemental insurance acquisition expenses	—	149	18	—	—	167	—	167
Interest charges on borrowed money	3	—	—	—	68	71	—	71
Expenses of MIEs	—	—	—	89	—	89	—	89
Other expenses	45	93	26	—	135	299	27	326
Total costs and expenses	3,053	773	204	89	203	4,322	81	4,403
Earnings before income taxes	429	328	(10)	(26)	(168)	553	136	689
Provision for income taxes	132	113	(4)	—	(54)	187	49	236
Net earnings, including noncontrolling interests	297	215	(6)	(26)	(114)	366	87	453
Less: Net earnings (loss) attributable to noncontrolling interests	7	—	—	(26)	—	(19)	1	(18)
Core Net Operating Earnings	290	215	(6)	—	(114)	385
Non-core earnings attributable to shareholders (a):
Realized gains, net of tax	—	—	—	—	138	138	(138)	—
Special A&E charges, net of tax	(35)	—	—	—	(14)	(49)	49	—
ELNY guaranty fund assessments, net of tax	—	(3)	—	—	—	(3)	3	—
Net Earnings Attributable to Shareholders	$255	$212	$(6)	$—	$10	$471	$—	$471

					Other
	P&C	Annuity	Run-off long-term care and life	Medicare supplement and critical illness	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2012
Revenues:
Property and casualty insurance net earned premiums	$2,847	$—	$—	$—	$—	$—	$2,847	$—	$2,847
Life, accident and health net earned premiums	—	—	119	199	—	—	318	—	318
Net investment income	275	976	69	7	(31)	5	1,301	—	1,301
Realized gains on securities	—	—	—	—	—	—	—	210	210
Realized gains on subsidiaries	—	—	—	—	—	—	—	161	161
Income (loss) of MIEs:
Investment income	—	—	—	—	125	—	125	—	125
Gain (loss) on change in fair value of assets/liabilities	—	—	—	—	(94)	—	(94)	—	(94)
Other income	24	52	3	6	(18)	22	89	—	89
Total revenues	3,146	1,028	191	212	(18)	27	4,586	371	4,957

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,842	—	—	—	—	—	1,842	31	1,873
Commissions and other underwriting expenses	887	—	—	—	—	—	887	—	887
Annuity benefits	—	541	—	—	—	—	541	—	541
Life, accident and health benefits	—	—	151	131	—	—	282	74	356
Annuity and supplemental insurance acquisition expenses	—	150	22	31	—	—	203	79	282
Interest charges on borrowed money	4	—	—	—	—	71	75	—	75
Expenses of MIEs	—	—	—	—	80	—	80	—	80
Other expenses	60	81	22	22	—	116	301	25	326
Total costs and expenses	2,793	772	195	184	80	187	4,211	209	4,420
Earnings before income taxes	353	256	(4)	28	(98)	(160)	375	162	537
Provision for income taxes	102	89	(1)	10	—	(51)	149	(14)	135
Net earnings, including noncontrolling interests	251	167	(3)	18	(98)	(109)	226	176	402
Less: Net earnings (loss) attributable to noncontrolling interests	10	—	—	—	(98)	—	(88)	2	(86)
Core Net Operating Earnings	241	167	(3)	18	—	(109)	314
Non-core earnings attributable to shareholders (a):
Gain on sale of Medicare supplement and critical illness businesses, net of tax	—	—	—	114	—	—	114	(114)	—
Other realized gains, net of tax	—	—	—	—	—	128	128	(128)	—
Long-term care reserve charge, net of tax	—	—	(99)	—	—	—	(99)	99	—
Special A&E charges, net of tax	(20)	—	—	—	—	(1)	(21)	21	—
AFG tax case and settlement of open tax years	—	—	—	—	—	67	67	(67)	—
Other, net of tax	—	—	—	—	—	(15)	(15)	15	—
Net Earnings Attributable to Shareholders	$221	$167	$(102)	$132	$—	$70	$488	$—	$488

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $456 million in GAAP pretax earnings in 2014 compared to $375 million in 2013, an increase of $81 million (22%). Property and casualty core pretax earnings were $480 million in 2014 compared to $429 million in 2013, an increase of $51 million (12%). The increase in GAAP and core pretax earnings reflects higher underwriting profit in the Specialty casualty group and Property and transportation group, and higher net investment income (due primarily to the investment of cash acquired in the April 2014 Summit acquisition), partially offset by higher other net expenses. The increase in GAAP pretax earnings also reflects lower non-core special A&E charges in 2014 as compared to 2013.

AFG’s property and casualty insurance operations contributed $375 million in GAAP pretax earnings in 2013 compared to $322 million in 2012, an increase of $53 million (16%). Property and casualty core pretax earnings were $429 million in 2013 compared to $353 million in 2012, an increase of $76 million (22%). Higher underwriting profit in the Specialty casualty group and Specialty financial group were partially offset by a decline in the underwriting profit in the Property and transportation group during the first half of the year.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty operations for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Year ended December 31,			% Change
	2014	2013	2012	2014 - 2013	2013 - 2012
Gross written premiums	$5,477	$4,805	$4,321	14%	11%
Reinsurance premiums ceded	(1,457)	(1,464)	(1,372)	—%	7%
Net written premiums	4,020	3,341	2,949	20%	13%
Change in unearned premiums	(142)	(137)	(102)	4%	34%
Net earned premiums	3,878	3,204	2,847	21%	13%
Loss and loss adjustment expenses (*)	2,470	1,986	1,842	24%	8%
Commissions and other underwriting expenses	1,172	1,019	887	15%	15%
Core underwriting gain	236	199	118	19%	69%

Net investment income	294	263	275	12%	(4%)
Other income and expenses, net	(50)	(33)	(40)	52%	(18%)
Core earnings before income taxes	480	429	353	12%	22%
Pretax non-core special A&E charges	(24)	(54)	(31)	(56%)	74%
GAAP earnings before income taxes	$456	$375	$322	22%	16%

(*) Excluding non-core special A&E charges

Combined Ratios:				Change
Specialty lines				2014 - 2013	2013 - 2012
Loss and LAE ratio	63.7%	61.7%	64.3%	2.0%	(2.6%)
Underwriting expense ratio	30.2%	31.8%	31.1%	(1.6%)	0.7%
Combined ratio	93.9%	93.5%	95.4%	0.4%	(1.9%)

Aggregate — including discontinued lines
Loss and LAE ratio	64.3%	63.7%	65.8%	0.6%	(2.1%)
Underwriting expense ratio	30.2%	31.8%	31.1%	(1.6%)	0.7%
Combined ratio	94.5%	95.5%	96.9%	(1.0%)	(1.4%)

AFG reports the underwriting performance of its Specialty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $5.48 billion in 2014 compared to $4.81 billion in 2013, an increase of $672 million (14%). GWP increased $484 million (11%) in 2013 compared to 2012. Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2014		2013		2012		2014 - 2013	2013 - 2012
	GWP	%	GWP	%	GWP	%
Property and transportation	$2,342	43%	$2,392	50%	$2,271	53%	(2%)	5%
Specialty casualty	2,529	46%	1,790	37%	1,484	34%	41%	21%
Specialty financial	605	11%	622	13%	566	13%	(3%)	10%
Other specialty	1	—%	1	—%	—	—%	—%	—%
	$5,477	100%	$4,805	100%	$4,321	100%	14%	11%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 27%, 30% and 32% of gross written premiums for the years ended December 31, 2014, 2013 and 2012, respectively. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Year ended December 31,						Change in % of GWP
	2014		2013		2012		2014 - 2013	2013 - 2012
	Ceded	% of GWP	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(776)	33%	$(845)	35%	$(798)	35%	(2%)	—%
Specialty casualty	(665)	26%	(566)	32%	(492)	33%	(6%)	(1%)
Specialty financial	(117)	19%	(136)	22%	(155)	27%	(3%)	(5%)
Other specialty	101		83		73
	$(1,457)	27%	$(1,464)	30%	$(1,372)	32%	(3%)	(2%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $4.02 billion in 2014 compared to $3.34 billion in 2013, an increase of $679 million (20%). NWP increased $392 million (13%) in 2013 compared to 2012. Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2014		2013		2012		2014 - 2013	2013 - 2012
	NWP	%	NWP	%	NWP	%
Property and transportation	$1,566	39%	$1,547	45%	$1,473	50%	1%	5%
Specialty casualty	1,864	46%	1,224	37%	992	34%	52%	23%
Specialty financial	488	12%	486	15%	411	14%	—%	18%
Other specialty	102	3%	84	3%	73	2%	21%	15%
	$4,020	100%	$3,341	100%	$2,949	100%	20%	13%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $3.88 billion in 2014 compared to $3.20 billion in 2013, an increase of $674 million (21%). NEP increased $357 million (13%) in 2013 compared to 2012. Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2014		2013		2012		2014 - 2013	2013 - 2012
	NEP	%	NEP	%	NEP	%
Property and transportation	$1,544	40%	$1,521	48%	$1,423	50%	2%	7%
Specialty casualty	1,765	45%	1,135	35%	948	34%	56%	20%
Specialty financial	469	12%	469	15%	405	14%	—%	16%
Other specialty	100	3%	79	2%	71	2%	27%	11%
	$3,878	100%	$3,204	100%	$2,847	100%	21%	13%

The $672 million (14%) increase in gross written premiums in 2014 compared to 2013 reflects $414 million in premiums from Summit (acquired in April 2014) as well as significant growth in other businesses within the Specialty casualty group.

Excluding premiums from Summit, gross written premiums increased by 5% compared to 2013. Overall average renewal rates increased approximately 3% in 2014.

The $484 million increase in gross written premiums in 2013 compared to 2012 reflects growth across each of the property and casualty sub-segments. Overall average renewal rates increased approximately 4% in 2013.

Property and transportation Gross written premiums decreased $50 million (2%) in 2014 compared to 2013 reflecting the impact of lower 2014 commodity prices on the crop operations, partially offset by growth in the transportation businesses resulting from rate increases. Excluding the crop insurance business, gross written premiums increased by 6% for this group in 2014 compared to 2013. Average renewal rates were up approximately 5% for this group in 2014, including a 7% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums declined 2 percentage points in 2014 compared to 2013 as lower cessions in the crop business were partially offset by higher cessions in the excess property business and certain captive programs in the transportation business and the impact of a change in the mix of business.

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

Specialty casualty Gross written premiums increased $739 million (41%) in 2014 compared to 2013 reflecting $414 million in premiums from Summit, which was acquired in April 2014. Excluding premiums from Summit, gross written premiums increased 18% in 2014 compared to 2013 as a result of increased premiums in nearly all businesses in this group, particularly in the workers’ compensation, excess and surplus lines and targeted markets operations. New business opportunities and increased exposures from higher payroll on existing accounts have contributed to the increase in premiums in the workers’ compensation businesses. Strong premium growth in the excess and surplus lines and targeted markets operations is the result of broadening opportunities to write business coupled with the benefit from rate increases over multiple quarters. Average renewal rates were up approximately 2% for this group in 2014. Reinsurance premiums ceded as a percentage of gross written premiums declined 6 percentage points in 2014 compared to 2013 reflecting the impact of the acquisition of Summit, which cedes only about 1% of its premiums.

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

Specialty financial Gross written premiums decreased $17 million (3%) in 2014 compared to 2013. The impact of the October 2013 sale of a service contract business, which ceded all of its premiums under reinsurance contracts, more than offset growth in gross written premiums across most businesses in this group. Average renewal rates for this group decreased about 1 percent in 2014. Reinsurance premiums ceded as a percentage of gross written premiums declined 3 percentage points in 2014 compared to 2013 reflecting the sale of the service contract business, partially offset by higher cessions in the financial institutions business.

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

Combined Ratio
The table below details the components of the combined ratio for AFG’s property and casualty segment for 2014, 2013 and 2012 (dollars in millions):

	Year ended December 31,			Change		Year ended December 31,
	2014	2013	2012	2014 - 2013	2013 - 2012	2014	2013	2012
Property and transportation
Loss and LAE ratio	74.9%	75.1%	74.7%	(0.2%)	0.4%
Underwriting expense ratio	23.8%	24.1%	24.0%	(0.3%)	0.1%
Combined ratio	98.7%	99.2%	98.7%	(0.5%)	0.5%
Underwriting profit (loss)						$21	$12	$19

Specialty casualty
Loss and LAE ratio	62.7%	57.5%	61.3%	5.2%	(3.8%)
Underwriting expense ratio	29.6%	33.4%	33.2%	(3.8%)	0.2%
Combined ratio	92.3%	90.9%	94.5%	1.4%	(3.6%)
Underwriting profit						$136	$102	$53

Specialty financial
Loss and LAE ratio	33.9%	33.5%	38.8%	0.4%	(5.3%)
Underwriting expense ratio	52.6%	52.1%	50.4%	0.5%	1.7%
Combined ratio	86.5%	85.6%	89.2%	0.9%	(3.6%)
Underwriting profit						$64	$67	$44

Total Specialty
Loss and LAE ratio	63.7%	61.7%	64.3%	2.0%	(2.6%)
Underwriting expense ratio	30.2%	31.8%	31.1%	(1.6%)	0.7%
Combined ratio	93.9%	93.5%	95.4%	0.4%	(1.9%)
Underwriting profit						$237	$206	$131

Aggregate — including discontinued lines
Loss and LAE ratio	64.3%	63.7%	65.8%	0.6%	(2.1%)
Underwriting expense ratio	30.2%	31.8%	31.1%	(1.6%)	0.7%
Combined ratio	94.5%	95.5%	96.9%	(1.0%)	(1.4%)
Underwriting profit						$212	$145	$87

The Specialty property and casualty insurance operations generated an underwriting profit of $237 million in 2014 compared to $206 million in 2013, an increase of $31 million (15%). The higher underwriting profit in 2014 reflects significantly higher underwriting profits in the Specialty casualty and Property and transportation groups. Overall catastrophe losses were $28 million (0.7 points on the combined ratio) in 2014 compared to $31 million (1.0 points), in 2013.

The Specialty property and casualty insurance operations generated an underwriting profit of $206 million in 2013 compared to $131 million in 2012, an increase of $75 million (57%). The higher profit in 2013 is primarily the result of higher underwriting profits in the Specialty casualty and Specialty financial groups, partially offset by lower underwriting profits in the Property and transportation businesses. Overall catastrophe losses were $31 million (1.0 points) in 2013 compared to $46 million, including $9 million of reinstatement premiums (1.3 points) in 2012.

Property and transportation Underwriting profit for this group was $21 million in 2014 compared to $12 million in 2013, an increase of $9 million (75%). Higher underwriting profit in the property and inland marine operations, including lower catastrophe losses, was partially offset by lower underwriting profit in the agricultural operations. Catastrophe losses were $20 million (1.3 points) for this group in 2014 compared to $27 million (1.8 points) in 2013.

Underwriting profit for this group was $12 million in 2013 compared to $19 million in 2012, a decrease of $7 million (37%). This decline is due primarily to lower profitability in the transportation businesses, partially offset by improved profitability in the crop operations. Catastrophe losses were $27 million (1.8 points) for this group in 2013 compared to $35 million, including $8 million of reinstatement premiums (1.9 points) in 2012.

Specialty casualty Underwriting profit for this group was $136 million in 2014 compared to $102 million in 2013, an increase of $34 million (33%). Higher underwriting profit in the workers’ compensation businesses, including the impact of the Summit business acquired in April 2014, was partially offset by lower underwriting results in the general liability lines of business, adverse prior year reserve development in the international operations and lower favorable prior year reserve development in the executive liability business.

Underwriting profit was $102 million in 2013 compared to $53 million in 2012, an increase of $49 million (92%), reflecting improved results in the workers’ compensation business as well as increased favorable reserve development in other operations.

Specialty financial Underwriting profit for this group was $64 million in 2014 compared to $67 million in 2013, a decrease of $3 million (4%). Lower profitability in the trade credit and financial institutions businesses was partially offset by higher profitability in the surety business.

Underwriting profit was $67 million in 2013 compared to $44 million in 2012, an increase of $23 million (52%).The improved results were due primarily to higher underwriting profits in the financial institutions business, primarily from foreclosed and real estate owned property and collateral insurance and the absence of losses from a run-off book of automotive-related business that were included in the results for 2012.

Other specialty Underwriting profit for this group was $16 million in 2014 compared to $25 million in 2013, a decrease of $9 million (36%). The decrease is due primarily to lower favorable prior year loss development in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

Underwriting profit for this group was $25 million in 2013 compared to $15 million in 2012, an increase of $10 million (67%). The increase is due primarily to higher favorable prior year loss development in the business assumed by AFG’s internal reinsurance program.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 64.3%, 63.7% and 65.8% in 2014, 2013 and 2012, respectively. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Year ended December 31,
	Amount			Ratio			Change in Ratio
	2014	2013	2012	2014	2013	2012	2014 - 2013	2013 - 2012
Property and transportation
Current year, excluding catastrophe losses	$1,119	$1,116	$1,051	72.6%	73.4%	73.8%	(0.8%)	(0.4%)
Prior accident years development	16	(1)	(16)	1.0%	(0.1%)	(1.0%)	1.1%	0.9%
Current year catastrophe losses	20	27	27	1.3%	1.8%	1.9%	(0.5%)	(0.1%)
Property and transportation losses and LAE and ratio	$1,155	$1,142	$1,062	74.9%	75.1%	74.7%	(0.2%)	0.4%

Specialty casualty
Current year, excluding catastrophe losses	$1,110	$692	$596	62.9%	61.0%	62.8%	1.9%	(1.8%)
Prior accident years development	(7)	(40)	(18)	(0.4%)	(3.6%)	(1.8%)	3.2%	(1.8%)
Current year catastrophe losses	4	1	3	0.2%	0.1%	0.3%	0.1%	(0.2%)
Specialty casualty losses and LAE and ratio	$1,107	$653	$581	62.7%	57.5%	61.3%	5.2%	(3.8%)

Specialty financial
Current year, excluding catastrophe losses	$173	$169	$181	36.9%	35.9%	44.6%	1.0%	(8.7%)
Prior accident years development	(17)	(14)	(29)	(3.7%)	(3.0%)	(7.1%)	(0.7%)	4.1%
Current year catastrophe losses	3	3	5	0.7%	0.6%	1.3%	0.1%	(0.7%)
Specialty financial losses and LAE and ratio	$159	$158	$157	33.9%	33.5%	38.8%	0.4%	(5.3%)

Total Specialty
Current year, excluding catastrophe losses	$2,460	$2,023	$1,866	63.5%	63.1%	65.5%	0.4%	(2.4%)
Prior accident years development	(19)	(75)	(74)	(0.5%)	(2.4%)	(2.5%)	1.9%	0.1%
Current year catastrophe losses	28	31	37	0.7%	1.0%	1.3%	(0.3%)	(0.3%)
Total Specialty losses and LAE and ratio	$2,469	$1,979	$1,829	63.7%	61.7%	64.3%	2.0%	(2.6%)

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$2,460	$2,024	$1,866	63.5%	63.1%	65.5%	0.4%	(2.4%)
Prior accident years development	6	(15)	(30)	0.1%	(0.4%)	(1.0%)	0.5%	0.6%
Current year catastrophe losses	28	31	37	0.7%	1.0%	1.3%	(0.3%)	(0.3%)
Aggregate losses and LAE and ratio	$2,494	$2,040	$1,873	64.3%	63.7%	65.8%	0.6%	(2.1%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio for AFG’s Specialty property and casualty insurance operations was 63.5% in 2014 compared to 63.1% in 2013, an increase of 0.4%.

Specialty casualty   The 1.9 percentage point increase in the loss and LAE ratio in 2014 compared to 2013, excluding catastrophe losses reflects the inclusion of Summit following its acquisition in April 2014, which has a higher loss and LAE ratio than AFG’s overall Specialty casualty group, partially offset by higher profitability in the California workers’ compensation business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $19 million in 2014 compared to $75 million in 2013 and $74 million in 2012, a decrease of $56 million (75%) and an increase of $1 million (1%), respectively.

Property and transportation Net adverse reserve development of $16 million in 2014 reflects higher than expected severity in commercial auto liability losses written in the transportation businesses, partially offset by lower than expected claim frequency and severity in the property and inland marine business and lower than expected claim frequency in the agricultural operations. Net favorable reserve development of $1 million in 2013 reflects lower than expected claims handling expense in the crop business and lower claim severity in the property inland marine and ocean marine businesses, substantially offset by adverse development from higher than expected claim severity in commercial auto liability business written in the transportation businesses. Net favorable reserve development of $16 million in 2012 reflects lower than expected loss frequency in crop products, partially offset by higher than expected claim severity in the property and inland marine and commercial auto liability in the transportation businesses.

Specialty casualty Net favorable reserve development of $7 million in 2014 reflects lower than expected claim severity in directors and officers liability insurance, lower than expected claim severity and frequency in excess liability insurance and lower than anticipated claim severity in specialty workers’ compensation business, partially offset by higher than expected claims severity in contractor claims and in a run-off book of casualty business and adverse reserve development at Marketform. Net favorable reserve development of $40 million in 2013 reflects lower than expected claim severity in directors and officers liability insurance and lower than expected claim severity and frequency in excess liability business, partially offset by adverse development from higher than expected claim frequency and severity in products liability claims and higher than expected claim severity in contractor claims. Net favorable reserve development of $18 million in 2012 is due primarily to the release of loss reserves on claims related to the use of Chinese drywall in residential construction as a result of judicial decisions and class action settlements in 2012 that clarified the liability of insured homebuilders. Favorable reserve development in 2012 also reflects lower claim severity in executive liability products partially offset by higher claim severity on losses in a run-off book of U.S.-based program (motel/hotel, restaurants, taverns and recreational) business and adverse reserve development on run-off Italian public hospital medical malpractice liability products written by Marketform.

Specialty financial Net favorable reserve development of $17 million in 2014 reflects lower than expected claim severity in the surety and fidelity businesses and lower than expected claim frequency and severity in the foreign credit business and products for financial institutions. Net favorable reserve development of $14 million in 2013 is due to lower than expected frequency and severity in the foreign credit and financial institution services businesses as economic conditions did not affect these lines as adversely as had been anticipated. Net favorable reserve development of $29 million in 2012 reflects lower than expected frequency and severity in the surety, fidelity, crime, foreign credit and financial institution services businesses as economic conditions did not affect these lines as adversely as had been anticipated.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $11 million in 2014, $20 million in 2013 and $11 million in 2012, reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of a business in 1998 and reserve development associated with AFG’s internal reinsurance program.

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

	2014	2013	2012
Property and casualty group	$24	$59	$43
Former operations	13	29	12

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty segment includes the A&E charges mentioned above.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. The $20 million of catastrophe losses in the Property and transportation group in 2014 were primarily from winter storms in the month of January and multiple storms in the midwestern and central United States in the second quarter of 2014. The $27 million in catastrophe losses in the Property and transportation group in 2013 resulted primarily from spring storms in the southeastern United States. The $27 million in catastrophe losses in the Property and transportation group in 2012 resulted primarily from Superstorm Sandy.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.17 billion in 2014 compared to $1.02 billion in 2013, an increase of $153 million (15%). AFG’s underwriting expense ratio was 30.2% in 2014 compared to 31.8% in 2013, a decrease of 1.6 percentage points.

AFG’s property and casualty U/W Exp were $1.02 billion in 2013 compared to $887 million in 2012, an increase of $132 million (15%). AFG’s underwriting expense ratio was 31.8% in 2013 compared to 31.1% in 2012, an increase of 0.7 percentage points.

Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Year ended December 31,						Change in % of NEP
	2014		2013		2012		2014 - 2013	2013 - 2012
	U/W Exp	% of NEP	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$368	23.8%	$367	24.1%	$342	24.0%	(0.3%)	0.1%
Specialty casualty	522	29.6%	380	33.4%	314	33.2%	(3.8%)	0.2%
Specialty financial	246	52.6%	244	52.1%	204	50.4%	0.5%	1.7%
Other specialty	36	35.5%	28	35.9%	27	37.2%	(0.4%)	(1.3%)
	$1,172	30.2%	$1,019	31.8%	$887	31.1%	(1.6%)	0.7%

The $153 million increase in commissions and other underwriting expenses in 2014 compared to 2013 reflects the acquisition of Summit in April 2014. The overall decrease of 1.6% in commissions and other underwriting expenses in 2014 compared to 2013 reflects the acquisition of Summit, which has a lower expense ratio than AFG’s overall property and casualty operations.

The overall increase of 0.7% in AFG’s expense ratio in 2013 as compared to 2012, as well as the fluctuations in AFG’s sub-segments, reflects higher profitability-based commissions paid to agents and brokers and lower profitability-based commissions received from reinsurers, partially offset by the impact of higher premiums on the ratio.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.3 percentage points in 2014 compared to 2013 reflecting lower profitability-based commissions paid to agents and brokers, an increase in ceding commissions received from reinsurers and a change in the mix of business.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.1 percentage points in 2013 compared to 2012 reflecting higher profitability-based commissions paid to agents and brokers and lower profitability-based commissions received from reinsurers, partially offset by higher reimbursements for administrative and operating expenses under the Federal crop insurance program and the impact of higher premiums on the ratio.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 3.8 percentage points in 2014 compared to 2013 due primarily to the inclusion of Summit following its acquisition in April 2014, which has a lower expense ratio than AFG’s overall Specialty casualty group, and the impact of higher premiums across the Specialty casualty group on the ratio.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.2 percentage points in 2013 compared to 2012 reflecting higher profitability-based commissions related to international business and increases in staffing costs related to business growth, partially offset by the impact of higher premiums on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.5 percentage points in 2014 compared to 2013 due primarily to the impact of $5 million in reinsurance reinstatement premiums paid in 2014 on the ratio.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.7 percentage points in 2013 compared to 2012 reflecting higher profitability-based commissions and lower ceding commissions from reinsurers, partially offset by the impact of higher premiums on the ratio.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $294 million in 2014 compared to $263 million in 2013, an increase of $31 million (12%). Net investment income in AFG’s property and casualty operations was $263 million in 2013 compared to $275 million in 2012, a decrease of $12 million (4%). Net investment income in AFG’s property and casualty operations includes $8 million in 2014, from recording equity in the earnings of limited partnerships and similar investments. Equity in the earnings of these investments has not been material and was included in realized gains (losses) on securities prior to 2014. In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Year ended December 31,			2014 - 2013		2013 - 2012
	2014	2013	2012	Change	% Change	Change	% Change
Net investment income	$294	$263	$275	$31	12%	$(12)	(4%)

Average invested assets (at amortized cost)	$7,849	$6,863	$6,675	$986	14%	$188	3%

Yield (net investment income as a % of average invested assets)	3.75%	3.83%	4.12%	(0.08%)		(0.29%)

Tax equivalent yield (*)	4.32%	4.43%	4.77%	(0.11%)		(0.34%)

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty segment in 2014 compared to 2013 is due primarily to the investment of cash acquired in the Summit acquisition in April 2014 and organic growth in the property and casualty segment. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.75% in 2014 compared to 3.83% in 2013, a decline of 0.08 percentage points. The impact of equity in the earnings of limited partnerships and similar investments and strong investment results in the first nine months of 2014 was more than offset by the impact of lower yields available in the financial markets.

The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.83% in 2013 compared to 4.12% in 2012, a decline of 0.29 percentage points. In addition to the impact of lower yields available in the financial markets, the $188 million increase in average invested assets reflects primarily higher average balances of cash and cash equivalents.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty operations was a net expense of $50 million in 2014, $33 million in 2013 and $40 million in 2012, representing an increase of $17 million (52%) in 2014 compared to 2013 and a decrease of $7 million (18%) in 2013 compared to 2012. The table below details the items included in other income and expenses, net for AFG’s property and casualty operations (in millions):

	Year ended December 31,
	2014	2013	2012
Other income
Warranty operations	$—	$—	$17
Income from the sale of real estate	2	6	—
Other	7	9	7
Total other income	9	15	24
Other expenses
Warranty operations	—	—	19
Amortization of intangibles	19	14	14
Tender offer expenses	3	—	—
Other	33	31	27
Total other expense	55	45	60
Interest expense	4	3	4
Other income and expenses, net	$(50)	$(33)	$(40)

Amortization of intangibles includes $5 million in 2014 related to the Summit acquisition.

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

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $328 million in GAAP pretax earnings in 2014 compared to $323 million in 2013, an increase of $5 million (2%). AFG’s annuity operations contributed $328 million in core pretax earnings in both 2014 and 2013. While AFG’s average annuity investments (at amortized cost) were 17% higher in 2014 as compared to 2013, the benefit of this growth was offset by the run-off of higher yielding investments, and the impact that fluctuations in interest rates in 2014 and 2013 had on the fair value accounting for fixed-indexed annuities (“FIAs”). AFG’s periodic detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations resulted in an expense reduction of $1 million in 2014 compared to a $2 million charge in 2013.

AFG’s annuity operations contributed $323 million in GAAP pretax earnings in 2013 compared to $256 million in 2012, an increase of $67 million (26%). AFG’s annuity operations contributed $328 million in core pretax earnings in 2013 compared to $256 million in 2012, an increase of $72 million (28%). The increase in both GAAP and core pretax earnings was a result of growth in the annuity business and the positive impact of higher interest rates and strong market performance in 2013 on the fair value accounting for FIAs. Conversely, results for 2012 reflect the negative impact of sharply lower interest rates on the fair value accounting for FIAs. Operating earnings also include a net unlocking charge of $2 million in 2013 compared to $14 million in 2012.

In the second quarter of 2013, AFG recorded a pretax charge of $5 million in its annuity operations to cover expected assessments from state guaranty funds related to the insolvency and liquidation of Executive Life Insurance Company of New York (“ELNY”), an unaffiliated life insurance company. ELNY was placed into rehabilitation by the New York Insurance Department in 1991. In April 2012, ELNY was declared insolvent and ordered into liquidation. AFG’s life insurance subsidiaries are required under the solvency or guaranty laws of most states in which they do business to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies such as ELNY and started receiving guaranty fund assessments related to ELNY from various states in the second quarter of 2013. AFG believes that all ELNY related guaranty fund assessments have been settled.

The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for 2014, 2013 and 2012 (dollars in millions):

	Year ended December 31,			% Change
	2014	2013	2012	2014 - 2013	2013 - 2012
Revenues:
Net investment income	$1,136	$1,034	$976	10%	6%
Other income:
Guaranteed withdrawal benefit fees	34	25	14	36%	79%
Policy charges and other miscellaneous income	44	42	38	5%	11%
Total revenues	1,214	1,101	1,028	10%	7%

Costs and Expenses:
Annuity benefits (a)	648	531	541	22%	(2%)
Acquisition expenses	156	149	150	5%	(1%)
Other expenses (b)	82	93	81	(12%)	15%
Total costs and expenses	886	773	772	15%	—%
Core earnings before income taxes	328	328	256	—%	28%
Pretax non-core ELNY guaranty fund assessments	—	(5)	—	(100%)	—%
GAAP earnings before income taxes	$328	$323	$256	2%	26%

Detail of annuity earnings before income taxes (dollars in millions):

	Year ended December 31,			% Change
	2014	2013	2012	2014 - 2013	2013 - 2012
Core earnings before income taxes — before the impact of derivatives related to FIAs	$362	$313	$271	16%	15%
Impact of derivatives related to FIAs	(34)	15	(15)	(327%)	(200%)
Core earnings before income taxes	328	328	256	—%	28%
Pretax non-core ELNY guaranty fund assessments	—	(5)	—	(100%)	—%
GAAP earnings before income taxes	$328	$323	$256	2%	26%

(a)	Annuity benefits consisted of the following (dollars in millions):

	Year ended December 31,			% Change
	2014	2013	2012	2014 - 2013	2013 - 2012
Interest credited — fixed	$497	$451	$438	10%	3%
Interest credited — fixed component of variable annuities	6	6	7	—%	(14%)
Change in expected death and annuitization reserve	18	19	19	(5%)	—%
Amortization of sales inducements	26	30	32	(13%)	(6%)
Change in guaranteed withdrawal benefit reserve	41	38	14	8%	171%
Change in other benefit reserves	12	7	10	71%	(30%)
Subtotal before impact of derivatives related to FIAs	600	551	520	9%	6%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	240	184	93	30%	98%
Equity option mark-to-market	(181)	(210)	(66)	(14%)	218%
Impact of derivatives related to FIAs	59	(26)	27	(327%)	(196%)
Unlocking	(11)	6	(6)	(283%)	(200%)
Total annuity benefits	$648	$531	$541	22%	(2%)

(b)	Other expenses exclude the $5 million pretax non-core charge for ELNY guaranty fund assessments in 2013.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity benefit expense.

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Year ended December 31,			% Change
	2014	2013	2012	2014 - 2013	2013 - 2012
Average fixed annuity investments (at amortized cost)	$22,391	$19,151	$16,650	17%	15%
Average fixed annuity benefits accumulated	22,119	18,696	16,394	18%	14%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	5.03%	5.35%	5.80%
Interest credited — fixed	(2.25%)	(2.41%)	(2.68%)
Net interest spread	2.78%	2.94%	3.12%

Policy charges and other miscellaneous income	0.14%	0.16%	0.16%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.28%)	(0.37%)	(0.36%)
Acquisition expenses	(0.63%)	(0.79%)	(0.75%)
Other expenses (*)	(0.34%)	(0.46%)	(0.46%)
Change in fair value of derivatives related to FIAs	(0.27%)	0.13%	(0.16%)
Unlocking	0.01%	(0.01%)	(0.07%)
Net spread earned on fixed annuities	1.41%	1.60%	1.48%

(*)	Excludes the $5 million pretax non-core charge for ELNY guaranty fund assessments. Including this charge, the net spread earned on fixed annuities was 1.57% in 2013.

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities, excluding the impact of the non-core charge for ELNY guaranty fund assessments:

	Year ended December 31,
	2014	2013	2012
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.56%	1.52%	1.57%
Impact of derivatives related to fixed-indexed annuities (*)	(0.15%)	0.08%	(0.09%)
Net spread earned on fixed annuities	1.41%	1.60%	1.48%

(*)
Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income in 2014 was $1.14 billion compared to $1.03 billion in 2013, an increase of $102 million (10%). This increase primarily reflects the growth in AFG’s annuity business, partially offset by the run-off of higher yielding investments. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.32 percentage points in 2014 compared to 2013. This decline in net investment yield reflects the investment of new premium dollars at lower yields as compared to the existing investment portfolio and the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets.

Net investment income in 2013 was $1.03 billion compared to $976 million in 2012, an increase of $58 million (6%). This increase reflects primarily the growth in AFG’s annuity business. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.45 percentage points in 2013 compared to 2012. This decline in net investment yield reflects (i) the investment of new premium dollars in the low interest rate environment and (ii) the impact of the maturity and redemption of higher yielding investments.

Annuity Interest Credited — Fixed
Interest credited — fixed in 2014 was $497 million compared to $451 million in 2013, an increase of $46 million (10%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.16 percentage points in 2014 compared to 2013. During 2014, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

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

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.16 percentage points in 2014 compared to 2013 due primarily to the run-off of higher yielding investments, partially offset by lower crediting rates.

AFG’s net interest spread decreased 0.18 percentage points in 2013 compared to 2012 due primarily to the run-off of higher yielding investments, partially offset by lower crediting rates.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, were $44 million in 2014 compared to $42 million in 2013, an increase of $2 million (5%) reflecting growth in the business, partially offset by the impact of $4 million in income from the sale of real estate recorded in 2013.

Annuity policy charges and other miscellaneous income were $42 million in 2013 compared to $38 million in 2012, an increase of $4 million (11%). The increase reflects $4 million in income from the sale of real estate recorded in 2013.

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees (excluding the impact of unlocking) were $63 million in 2014, $69 million in 2013 and $61 million in 2012, representing a decrease of $6 million (9%) in 2014 compared to 2013 and an increase of $8 million (13%) in 2013 compared to 2012. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Year ended December 31,
	2014	2013	2012
Change in expected death and annuitization reserve	$18	$19	$19
Amortization of sales inducements	26	30	32
Change in guaranteed withdrawal benefit reserve	41	38	14
Change in other benefit reserves	12	7	10
Other annuity benefits	97	94	75
Offset guaranteed withdrawal benefit fees	(34)	(25)	(14)
Other annuity benefits, net	$63	$69	$61

The $6 million decrease in other annuity benefits, net of guaranteed withdrawal benefit fees in 2014 compared to 2013 reflects increased fees from products with guaranteed withdrawal benefit features.

The $8 million increase in other annuity benefits, net of guaranteed withdrawal benefit fees in 2013 compared to 2012 reflects increased sales of products with guaranteed withdrawal benefit features.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity benefits expense.

Annuity Acquisition Expenses
Excluding the impact of unlocking charges, AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.63% in 2014 compared to 0.79% in 2013 and 0.75% in 2012 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of lower interest rates in 2014 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of deferred policy acquisition costs; conversely, higher interest rates in 2013 had a positive impact on the fair value of the derivatives, resulting in a partially offsetting acceleration in the amortization of DPAC.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity and supplemental insurance acquisition expenses. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Annuity Other Expenses
Excluding the non-core ELNY guaranty fund assessments charge, annuity other expenses were $82 million in 2014, $93 million in 2013 and $81 million in 2012, representing a decrease of $11 million (12%) in 2014 compared to 2013 and an increase of $12 million (15%) in 2013 compared to 2012. Annuity other expenses for 2014 includes the favorable impact of settling certain accrued expenses at a lower cost than previously estimated, while annuity other expenses for 2013 includes a $7 million charge to write off certain previously capitalized project costs. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses declined 0.12 percentage points in 2014 compared to 2013 and were flat in 2013 compared to 2012. In general this percentage is expected to decrease as AFG’s annuity business grows and annuity other expenses remain relatively stable.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately one-half of annuity benefits accumulated at December 31, 2014, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. Excluding the impact of unlocking charges, the net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $59 million in 2014 and $27 million in 2012, reflecting the negative impact of lower interest rates on these derivatives. Conversely, the net change in fair value of the derivatives related to fixed-indexed annuities reduced annuity benefits by $26 million in 2013 due to the positive impact of higher market interest rates and the net impact of strong market performance on these derivatives.

Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products. The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s GAAP and core earnings before income taxes (dollars in millions):

	Year ended December 31,			% Change
	2014	2013	2012	2014 - 2013	2013 - 2012
Core earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$362	$313	$271	16%	15%
Change in fair value of derivatives related to fixed-indexed annuities	(59)	26	(27)	(327%)	(196%)
Related impact on amortization of DPAC (*)	25	(11)	12	(327%)	(192%)
Core earnings before income taxes	328	328	256	—%	28%
Pretax non-core ELNY guaranty fund assessments	—	(5)	—	(100%)	—%
GAAP earnings before income taxes	$328	$323	$256	2%	26%

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.19 percentage points in 2014 compared to 2013 due primarily to the 0.16 percentage points decrease in AFG’s net interest spread and the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above. These items were partially offset by the impact of growth in AFG’s annuity business on other expenses and other annuity benefits as a percent of fixed annuity benefits accumulated discussed above.

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

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for 2014, 2013 and 2012 (in millions):

	Year ended December 31,
	2014	2013	2012
Beginning fixed annuity reserves	$20,679	$17,274	$15,188
Fixed annuity premiums (receipts)	3,649	3,981	2,930
Federal Home Loan Bank advances	—	200	—
Surrenders, benefits and other withdrawals	(1,673)	(1,493)	(1,397)
Interest and other annuity benefit expenses:
Interest credited	497	451	438
Embedded derivative mark-to-market	240	184	93
Change in other benefit reserves	81	78	32
Unlocking	(11)	4	(10)
Ending fixed annuity reserves	$23,462	$20,679	$17,274

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$23,462	$20,679	$17,274
Impact of unrealized investment gains	111	71	136
Fixed component of variable annuities	191	194	199
Annuity benefits accumulated per balance sheet	$23,764	$20,944	$17,609

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $3.70 billion in 2014, $4.03 billion in 2013 and $2.99 billion in 2012, a decrease of $337 million (8%) in 2014 compared to 2013 and an increase of $1.04 billion (35%) in 2013 compared to 2012. The following table summarizes AFG’s annuity sales (dollars in millions):

	Year ended December 31,			% Change
	2014	2013	2012	2014 - 2013	2013 - 2012
Financial institutions single premium annuities — indexed	$1,489	$1,102	$291	35%	279%
Financial institutions single premium annuities — fixed	332	628	587	(47%)	7%
Retail single premium annuities — indexed	1,533	1,879	1,662	(18%)	13%
Retail single premium annuities — fixed	101	165	153	(39%)	8%
Education market — fixed and indexed annuities	194	207	237	(6%)	(13%)
Total fixed annuity premiums	3,649	3,981	2,930	(8%)	36%
Variable annuities	47	52	61	(10%)	(15%)
Total annuity premiums	$3,696	$4,033	$2,991	(8%)	35%

The 8% decrease in annuity premiums in 2014 compared to 2013 was largely the result of a decline in premiums in the second half of 2014 as compared to recent quarters, which management attributes to AFG’s disciplined approach to product pricing in a declining interest rate environment and increased competition. Partially offsetting this decline, AFG experienced growth in the sales of fixed-indexed annuities in the financial institutions market during the first six months of 2014 resulting from new products, expanded distribution and improved market penetration within existing distribution channels.

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

Annuity Unlocking
In 2014, 2013 and 2012, AFG conducted its detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations. As a result of these reviews, AFG recorded charges (expense reductions) in annuity benefits expense and annuity and supplemental insurance acquisition expenses related to its annuity business. AFG’s net annuity unlocking expense reduction of $1 million in 2014 and net annuity unlocking charges of $2 million in 2013 and $14 million in 2012 impacted AFG’s financial statements as follows (in millions):

	Year ended December 31,
	2014	2013	2012
Annuity benefits:
Fixed-indexed annuities embedded derivative	$(58)	$(2)	$(36)
Sales inducements	—	2	4
Other reserves	47	6	26
Total annuity benefits	(11)	6	(6)
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	20	(4)	33
Unearned revenue	(10)	—	(13)
Net charge (expense reduction)	$(1)	$2	$14

See “Results of Operations — Quarters ended December 31, 2014 and 2013 — Annuity Segment — Results of Operations — Annuity Unlocking” for a discussion of the overall net expense reduction and charge from the periodic review of actuarial assumptions in 2014 and 2013.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the GAAP and core net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for 2014, 2013 and 2012 (in millions):

	Year ended December 31,
	2014	2013	2012
Earnings on fixed annuity benefits accumulated (a)	$312	$300	$243
Earnings on investments in excess of fixed annuity benefits accumulated (b)	14	24	14
Variable annuity earnings (loss)	2	4	(1)
Core earnings before income taxes	328	328	256
Pretax non-core ELNY guaranty fund assessments	—	(5)	—
GAAP earnings before income taxes	$328	$323	$256

(a)	Excludes the $5 million pretax non-core charge for ELNY guarantee fund assessments in 2013.

(b)
Net investment income (as a % of investments) of 5.03% and 5.35% and 5.80% in 2014, 2013 and 2012, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations As previously discussed under “Uncertainties — Run-off Long-term Care Insurance,” AFG recorded a $153 million loss recognition charge in the fourth quarter of 2012 to write off deferred policy acquisition costs and strengthen reserves in its closed block of long-term care insurance. The charge was due primarily to lower projected future investment rates resulting from the continued low interest rate environment, as well as changes in claims, expenses and persistency assumptions. Excluding this charge, pretax core operating losses for the run-off long-term care and life segment were $10 million in both 2014 and 2013, and $4 million in 2012.The following table details AFG’s GAAP and core losses before income taxes from its run-off long-term care and life operations in 2014, 2013 and 2012 (dollars in millions):

	Year ended December 31,			% Change
	2014	2013	2012	2014 - 2013	2013 - 2012
Revenues:
Net earned premiums:
Long-term care	$74	$76	$78	(3%)	(3%)
Life operations	34	38	41	(11%)	(7%)
Net investment income	82	76	69	8%	10%
Other income	4	4	3	—%	33%
Total revenues	194	194	191	—%	2%

Costs and Expenses:
Life, accident and health benefits:
Long-term care (*)	119	113	99	5%	14%
Life operations	45	47	52	(4%)	(10%)
Acquisition expenses (*)	17	18	22	(6%)	(18%)
Other expenses	23	26	22	(12%)	18%
Total costs and expenses	204	204	195	—%	5%
Core loss before income taxes	(10)	(10)	(4)	—%	150%
Pretax non-core loss recognition charge	—	—	(153)	—%	(100%)
GAAP loss before income taxes	$(10)	$(10)	$(157)	—%	(94%)

(*)	Excludes the pretax non-core loss recognition charge recorded in the fourth quarter of 2012 to increase life, accident and health benefits by $74 million and acquisition expenses by $79 million.

The $6 million increase in long-term care benefit expense in 2014 as compared to 2013 is due primarily to a $5 million loss on the commutation of a reinsurance agreement.

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

Medicare Supplement and Critical Illness Segment — Results of Operations AFG’s Medicare supplement and critical illness segment contributed $198 million in GAAP pretax earnings in 2012, which includes a $170 million pretax non-core realized gain on the August 2012 sale of these businesses. See Note B — “Acquisitions and Sales of Businesses” to the financial statements. The following table details AFG’s GAAP and core earnings before income taxes from its Medicare supplement and critical illness business (in millions):

	Year ended December 31,
	2014	2013	2012
Revenues:
Net earned premiums	$—	$—	$199
Net investment income	—	—	7
Other income	—	—	6
Total revenues	—	—	212

Costs and Expenses:
Life, accident and health benefits	—	—	131
Acquisition expenses	—	—	31
Other expenses	—	—	22
Total costs and expenses	—	—	184
Core earnings before income taxes	—	—	28
Pretax non-core realized gain on sale of Medicare supplement and critical illness businesses	—	—	170
GAAP earnings before income taxes	$—	$—	$198

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains) totaled $149 million in 2014 compared to $190 million in 2013, a decrease of $41 million (22%). AFG’s net core pretax loss outside of its insurance operations (excluding realized gains) totaled $143 million in 2014 compared to $168 million in 2013, a decrease of $25 million (15%).

AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains) totaled $190 million in 2013 compared to $185 million in 2012, an increase of $5 million (3%). AFG’s net core pretax loss outside of its insurance operations (excluding realized gains) totaled $168 million in 2013 compared to $160 million in 2012, an increase of $8 million (5%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations in 2014, 2013 and 2012 (dollars in millions):

	Year ended December 31,			% Change
	2014	2013	2012	2014 - 2013	2013 - 2012
Revenues:
Net investment income	$5	$8	$5	(38%)	60%
Other income	36	27	22	33%	23%
Total revenues	41	35	27	17%	30%

Costs and Expenses:
Interest charges on borrowed money	69	68	71	1%	(4%)
Other expenses (*)	115	135	116	(15%)	16%
Total costs and expenses	184	203	187	(9%)	9%
Core loss before income taxes, excluding realized gains	(143)	(168)	(160)	(15%)	5%
Pretax non-core items, excluding realized gains:
Special A&E charges	(6)	(22)	(2)	(73%)	1,000%
Other	—	—	(23)	—%	(100%)
GAAP loss before income taxes, excluding realized gains	$(149)	$(190)	$(185)	(22%)	3%

(*)
Excludes pretax non-core special A&E charges of $6 million, $22 million and $2 million in 2014, 2013 and 2012, respectively. Other expenses in 2012 also exclude $23 million in other non-core charges (discussed below).

Holding Company and Other — Net Investment Income
AFG recorded investment income on investments held outside of its insurance operations of $5 million, $8 million and $5 million in 2014, 2013 and 2012, respectively.

Holding Company and Other — Other Income
Other income in the table above includes management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities) of $25 million, $16 million and $18 million in 2014, 2013 and 2012, respectively. These fees are eliminated in consolidation — see the other income line in the Consolidated MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $11 million in both 2014 and 2013, and $4 million in 2012. Results for 2012 include a loss related to the sale of fixed assets of $7 million.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $69 million in 2014 compared to $68 million in 2013, an increase of $1 million (1%). AFG issued $150 million of 6-1/4% Subordinated Debentures in late September 2014.

AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $68 million in 2013 compared to $71 million in 2012, a decrease of $3 million (4%). In 2012, AFG issued new Senior Notes and used the proceeds to redeem higher rate debt.

Holding Company and Other — Other Expenses
As a result of the in-depth internal reviews and comprehensive external study of A&E exposures discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG’s holding companies and other operations outside of its insurance operations recorded non-core special charges of $6 million, $22 million and $2 million in 2014, 2013 and 2012, respectively, to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The 2014 and 2013 charges related to slightly higher estimated operation and maintenance costs at sites where remediation is underway, coupled with higher estimated cleanup costs at a limited number of sites. In 2012, these operations also recorded a $15 million non-core charge resulting from an adverse judgment in a long-standing labor contract dispute related to AFG’s former railroad operations and an $8 million non-core loss on the retirement of debt.

Excluding the non-core charges, AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $115 million in 2014, $135 million in 2013 and $116 million in 2012. The $20 million (15%) decrease in 2014 compared to 2013 and the $19 million (16%) increase in 2013 compared to 2012 reflect the impact of higher holding company expenses in 2013, primarily related to employee benefit plans that are tied to stock market performance and certain share-based incentive plans.

Consolidated Realized Gains on Securities   AFG’s consolidated realized gains on securities, which are not allocated to segments, were $52 million in 2014 compared to $221 million in 2013, a decrease of $169 million (76%). AFG’s consolidated realized gains on securities were $221 million in 2013 compared to $210 million in 2012, an increase of $11 million (5%). Realized gains (losses) on securities consisted of the following (in millions):

	Year ended December 31,
	2014	2013	2012
Realized gains (losses) before impairments:
Disposals	$89	$233	$243
Change in the fair value of derivatives	1	1	1
Adjustments to annuity deferred policy acquisition costs and related items	(2)	(1)	(8)
	88	233	236
Impairment charges:
Securities	(41)	(15)	(33)
Adjustments to annuity deferred policy acquisition costs and related items	5	3	7
	(36)	(12)	(26)
Realized gains on securities	$52	$221	$210

Realized gains on disposals include gains on sales of shares of Verisk Analytics, Inc. of $49 million and $93 million in 2013 and 2012, respectively.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $220 million in 2014 compared to $236 million in 2013, a decrease of $16 million (7%). AFG’s consolidated provision for income taxes was $236 million in 2013 compared to $135 million in 2012, an increase of $101 million (75%). The provision for income taxes recorded in 2012 includes a $67 million non-core tax benefit related to the favorable resolution of certain tax litigation and settlement of open tax years. See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net loss attributable to noncontrolling interests was $46 million in 2014 compared to $18 million in 2013, an increase of $28 million (156%). AFG’s consolidated net loss attributable to noncontrolling interests was $18 million in 2013 compared to $86 million in 2012, a decrease of $68 million (79%). The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Year ended December 31,			% Change
	2014	2013	2012	2014 - 2013	2013 - 2012
National Interstate	$5	$8	$16	(38%)	(50%)
Marketform	—	—	(4)	—%	(100%)
Managed Investment Entities	(51)	(26)	(98)	96%	(73%)
Loss attributable to noncontrolling interests	$(46)	$(18)	$(86)	156%	(79%)

During the third quarter of 2012, AFG acquired the remaining 28% of Marketform that it did not already own. As discussed in Note A — “Accounting Policies” and Note H — “Managed Investment Entities” to the financial statements, the losses of Managed Investment Entities in 2014, 2013 and 2012 represent CLO losses that ultimately inure to holders of CLO debt other than AFG.

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

	2014	2013
Fair value of fixed maturity portfolio	$31,000	$26,761
Pretax impact on fair value of 100 bps increase in interest rates	$(1,550)	$(1,204)
Pretax impact as % of total fixed maturity portfolio	(5.0%)	(4.5%)

European Debt Exposure   Certain European countries, including the so-called “peripheral countries” (Greece, Portugal, Ireland, Italy and Spain) have been experiencing varying degrees of financial stress over the past few years and there remains uncertainty as to future developments and the impact on global financial markets. At December 31, 2014, less than 5% of AFG’s cash and investments consisted of European debt and AFG owned no sovereign debt issued by the peripheral countries.

Annuity Contracts   Substantially all of AFG’s fixed rate annuity contracts permit AFG to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. In late 2003, AFG began issuing products with guaranteed minimum interest rates (“GMIRs”) of less than 2% in states where required approvals have been received. The GMIR on virtually all new product sales since 2010 is 1%. At December 31, 2014, AFG is able to reduce the average crediting rate of its $18 billion of traditional and fixed-indexed annuities without guaranteed withdrawal benefits by approximately 58 basis points (on a weighted average basis).

As presented in Item 7 — Management’s Discussion and Analysis — “Results of Operations — Years ended December 31, 2014, 2013 and 2012” — “Net Spread on Fixed Annuities,” the weighted average interest credited rate on AFG’s in-force block of fixed annuities was 2.25% for the year ended December 31, 2014. Management estimates that the interest credited rate on this in-force business will increase to approximately 2.35% over the next five years. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and other withdrawals and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above. During 2014, interest rates credited on new premiums of AFG’s fixed annuity products generally ranged from 1.00% to 2.00%.

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

	First	Second	Third	Fourth	Fifth	Thereafter	Total	Fair Value (*)
2014	$2,047	$2,254	$2,325	$2,472	$2,544	$12,122	$23,764	$23,187
2013	1,808	2,071	2,248	2,303	2,356	10,158	20,944	19,959

(*)	Fair value excludes life contingent annuities in the payout phase (carrying value of $203 million at December 31, 2014 and 2013).

AFG’s fixed-indexed annuities, which represented approximately one-half of annuity benefits accumulated at December 31, 2014, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. See Note D — “Fair Value Measurements” and Note F — “Derivatives” to the financial statements for a discussion of these derivatives.
Long-Term Debt   The following table shows scheduled principal payments on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter (dollars in millions):

	December 31, 2014			December 31, 2013
	Scheduled Principal Payments	Rate		Scheduled Principal Payments	Rate
2015	$14	5.7%	2014	$2	5.9%
2016	45	6.1%	2015	14	5.7%
2017	—	—%	2016	45	6.1%
2018	—	—%	2017	—	—%
2019	350	9.9%	2018	—	—%
Thereafter	640	6.4%	Thereafter	840	7.9%
Total	$1,049	7.5%	Total	$901	7.7%

Fair Value	$1,168		Fair Value	$973
National Interstate had $12 million in borrowings outstanding under a bank credit facility at December 31, 2014 and 2013. No amounts were outstanding under AFG’s bank credit facility at December 31, 2014 or 2013.

ITEM 8

Financial Statements and Supplementary Data

Selected Quarterly Financial Data has been included in Note N to the Consolidated Financial Statements.

ITEM 9A

Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2014 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s Co-Chief Executive Officers and Chief Financial Officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, based on the criteria set forth in “Internal Control — Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting AFG’s evaluation of the effectiveness of its internal control over financial reporting, AFG has not included Summit Holding Southeast, Inc., which was acquired in 2014. This acquisition constituted less than 4% of total assets as of December 31, 2014 and less than 8% of total revenues and net earnings for the year then ended. Summit Holding Southeast, Inc.’s operations will be included in AFG’s assessment as of December 31, 2015. Refer to Note B — “Acquisitions and Sales of Businesses” to the consolidated financial statements for further discussion of this acquisition.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2014. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2014, is set forth on page F-1.

ITEM 9B

Other Information

As previously reported, in connection with the transition by James E. Evans effective January 1, 2014 from his role as an officer and employee of AFG to that of executive consultant, Mr. Evans agreed to a three-year consulting arrangement. On February 23, 2015, AFG and Mr. Evans extended the term of the consulting agreement by one year on the same terms.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
American Financial Group, Inc.

We have audited American Financial Group, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Summit Holding Southeast, Inc., which is included in the 2014 consolidated financial statements of American Financial Group, Inc. and subsidiaries and constituted less than 4% of total assets as of December 31, 2014 and less than 8% of total revenues and net earnings for the year then ended. Our audit of internal control over financial reporting of American Financial Group, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Summit Holding Southeast, Inc.

In our opinion, American Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
American Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 26, 2015

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$1,343	$1,639
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $29,074 and $25,366)	30,734	26,456
Fixed maturities, trading at fair value	266	305
Equity securities, available for sale at fair value (cost — $1,283 and $931)	1,501	1,123
Equity securities, trading at fair value	195	56
Mortgage loans	1,117	781
Policy loans	228	238
Real estate and other investments	826	715
Total cash and investments	36,210	31,313
Recoverables from reinsurers	3,238	3,157
Prepaid reinsurance premiums	469	408
Agents’ balances and premiums receivable	889	739
Deferred policy acquisition costs	821	975
Assets of managed investment entities	3,108	2,888
Other receivables	910	854
Variable annuity assets (separate accounts)	662	665
Other assets	1,027	903
Goodwill	201	185
Total assets	$47,535	$42,087

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$7,872	$6,410
Unearned premiums	1,956	1,757
Annuity benefits accumulated	23,764	20,944
Life, accident and health reserves	2,175	2,008
Payable to reinsurers	645	508
Liabilities of managed investment entities	2,819	2,567
Long-term debt	1,061	913
Variable annuity liabilities (separate accounts)	662	665
Other liabilities	1,527	1,546
Total liabilities	42,481	37,318
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 87,708,793 and 89,513,386 shares outstanding	88	90
Capital surplus	1,152	1,123
Retained earnings:
Appropriated — managed investment entities	(2)	49
Unappropriated	2,914	2,777
Accumulated other comprehensive income, net of tax	727	560
Total shareholders’ equity	4,879	4,599
Noncontrolling interests	175	170
Total equity	5,054	4,769
Total liabilities and equity	$47,535	$42,087

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2014	2013	2012
Revenues:
Property and casualty insurance net earned premiums	$3,878	$3,204	$2,847
Life, accident and health net earned premiums	108	114	318
Net investment income	1,501	1,346	1,301
Realized gains (losses) on:
Securities (*)	52	221	210
Subsidiaries	—	(4)	161
Income (loss) of managed investment entities:
Investment income	116	128	125
Loss on change in fair value of assets/liabilities	(44)	(14)	(94)
Other income	102	97	89
Total revenues	5,713	5,092	4,957

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,494	2,040	1,873
Commissions and other underwriting expenses	1,172	1,019	887
Annuity benefits	648	531	541
Life, accident and health benefits	164	160	356
Annuity and supplemental insurance acquisition expenses	173	167	282
Interest charges on borrowed money	73	71	75
Expenses of managed investment entities	82	89	80
Other expenses	281	326	326
Total costs and expenses	5,087	4,403	4,420
Earnings before income taxes	626	689	537
Provision for income taxes	220	236	135
Net earnings, including noncontrolling interests	406	453	402
Less: Net earnings (loss) attributable to noncontrolling interests	(46)	(18)	(86)
Net Earnings Attributable to Shareholders	$452	$471	$488

Earnings Attributable to Shareholders per Common Share:
Basic	$5.07	$5.27	$5.18
Diluted	$4.97	$5.16	$5.09
Average number of Common Shares:
Basic	89.0	89.3	94.2
Diluted	91.0	91.2	95.9

Cash dividends per Common Share	$1.91	$1.805	$0.97
________________________________________
(*) Consists of the following:
Realized gains before impairments	$88	$233	$236

Losses on securities with impairment	(36)	(14)	(27)
Non-credit portion recognized in other comprehensive income (loss)	—	2	1
Impairment charges recognized in earnings	(36)	(12)	(26)
Total realized gains on securities	$52	$221	$210

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Millions)

	Year ended December 31,
	2014	2013	2012
Net earnings, including noncontrolling interests	$406	$453	$402
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	216	(122)	408
Reclassification adjustment for realized gains included in net earnings	(33)	(144)	(138)
Reclassification adjustment for unrealized gains of subsidiaries sold	—	—	(18)
Total net unrealized gains (losses) on securities	183	(266)	252
Foreign currency translation adjustments	(9)	(13)	6
Pension and other postretirement plans adjustments	(4)	2	2
Other comprehensive income (loss), net of tax	170	(277)	260
Total comprehensive income, net of tax	576	176	662
Less: Comprehensive income (loss) attributable to noncontrolling interests	(43)	(24)	(78)
Comprehensive income attributable to shareholders	$619	$200	$740

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2011	97,846,402	$1,219	$173	$2,439	$580	$4,411	$146	$4,557
Net earnings	—	—	—	488	—	488	(86)	402
Other comprehensive income	—	—	—	—	252	252	8	260
Allocation of losses of managed investment entities	—	—	(98)	—	—	(98)	98	—
Dividends on Common Stock	—	—	—	(91)	—	(91)	—	(91)
Shares issued:
Exercise of stock options	1,702,782	45	—	—	—	45	—	45
Other benefit plans	308,352	7	—	—	—	7	—	7
Dividend reinvestment plan	21,484	1	—	—	—	1	—	1
Stock-based compensation expense	—	18	—	—	—	18	—	18
Shares acquired and retired	(10,864,184)	(137)	—	(278)	—	(415)	—	(415)
Shares exchanged — benefit plans	(35,533)	(1)	—	—	—	(1)	—	(1)
Other	—	—	—	(38)	(1)	(39)	4	(35)
Balance at December 31, 2012	88,979,303	$1,152	$75	$2,520	$831	$4,578	$170	$4,748

Net earnings	—	—	—	471	—	471	(18)	453
Other comprehensive loss	—	—	—	—	(271)	(271)	(6)	(277)
Allocation of losses of managed investment entities	—	—	(26)	—	—	(26)	26	—
Dividends on Common Stock	—	—	—	(161)	—	(161)	—	(161)
Shares issued:
Exercise of stock options	1,625,023	53	—	—	—	53	—	53
Other benefit plans	388,043	7	—	—	—	7	—	7
Dividend reinvestment plan	28,147	2	—	—	—	2	—	2
Stock-based compensation expense	—	19	—	—	—	19	—	19
Shares acquired and retired	(1,448,156)	(19)	—	(51)	—	(70)	—	(70)
Shares exchanged — benefit plans	(58,974)	(1)	—	(2)	—	(3)	—	(3)
Other	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2013	89,513,386	$1,213	$49	$2,777	$560	$4,599	$170	$4,769

Net earnings	—	—	—	452	—	452	(46)	406
Other comprehensive income	—	—	—	—	167	167	3	170
Allocation of losses of managed investment entities	—	—	(51)	—	—	(51)	51	—
Dividends on Common Stock	—	—	—	(169)	—	(169)	—	(169)
Shares issued:
Exercise of stock options	1,262,313	45	—	—	—	45	—	45
Other benefit plans	242,669	8	—	—	—	8	—	8
Dividend reinvestment plan	27,238	2	—	—	—	2	—	2
Stock-based compensation expense	—	19	—	—	—	19	—	19
Shares acquired and retired	(3,303,639)	(46)	—	(145)	—	(191)	—	(191)
Shares exchanged — benefit plans	(33,174)	(1)	—	(1)	—	(2)	—	(2)
Other	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2014	87,708,793	$1,240	$(2)	$2,914	$727	$4,879	$175	$5,054
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2014	2013	2012
Operating Activities:
Net earnings, including noncontrolling interests	$406	$453	$402
Adjustments:
Depreciation and amortization	144	142	257
Annuity benefits	648	531	541
Realized gains on investing activities	(58)	(230)	(367)
Net (purchases) sales of trading securities	(109)	2	17
Deferred annuity and life policy acquisition costs	(198)	(222)	(212)
Change in:
Reinsurance and other receivables	(199)	176	(495)
Other assets	(87)	(149)	(51)
Insurance claims and reserves	587	(200)	918
Payable to reinsurers	134	51	—
Other liabilities	(63)	280	(180)
Managed investment entities’ assets/liabilities	2	(98)	(21)
Other operating activities, net	15	24	8
Net cash provided by operating activities	1,222	760	817

Investing Activities:
Purchases of:
Fixed maturities	(6,846)	(6,690)	(4,458)
Equity securities	(471)	(461)	(281)
Mortgage loans	(450)	(274)	(269)
Real estate, property and equipment	(47)	(52)	(71)
Businesses	(267)	—	—
Proceeds from:
Maturities and redemptions of fixed maturities	2,988	3,236	2,262
Repayments of mortgage loans	116	102	46
Sales of fixed maturities	287	275	632
Sales of equity securities	155	434	437
Sales of real estate, property and equipment	14	34	4
Sales of businesses	—	—	322
Cash and cash equivalents of businesses acquired (sold)	1,078	(5)	(34)
Managed investment entities:
Purchases of investments	(1,692)	(1,426)	(1,849)
Proceeds from sales and redemptions of investments	1,417	1,904	1,857
Other investing activities, net	99	8	(23)
Net cash used in investing activities	(3,619)	(2,915)	(1,425)

Financing Activities:
Annuity receipts	3,696	4,233	2,993
Annuity surrenders, benefits and withdrawals	(1,773)	(1,588)	(1,504)
Net transfers from variable annuity assets	43	32	36
Additional long-term borrowings	145	—	372
Reductions of long-term debt	(2)	(40)	(365)
Issuances of managed investment entities’ liabilities	1,400	1,192	781
Retirement of managed investment entities’ liabilities	(1,094)	(1,560)	(830)
Issuances of Common Stock	47	54	46
Repurchases of Common Stock	(191)	(70)	(415)
Cash dividends paid on Common Stock	(167)	(160)	(90)
Other financing activities, net	(3)	(4)	(35)
Net cash provided by financing activities	2,101	2,089	989
Net Change in Cash and Cash Equivalents	(296)	(66)	381
Cash and cash equivalents at beginning of year	1,639	1,705	1,324
Cash and cash equivalents at end of year	$1,343	$1,639	$1,705
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	I.	Goodwill and Other Intangibles
B.	Acquisitions and Sales of Businesses	J.	Long-Term Debt
C.	Segments of Operations	K.	Shareholders’ Equity
D.	Fair Value Measurements	L.	Income Taxes
E.	Investments	M.	Contingencies
F.	Derivatives	N.	Quarterly Operating Results (Unaudited)
G.	Deferred Policy Acquisition Costs	O.	Insurance
H.	Managed Investment Entities	P.	Additional Information

A.     Accounting Policies

Basis of Presentation   The consolidated financial statements include the accounts of American Financial Group, Inc. (“AFG”) and its subsidiaries. Certain reclassifications have been made to prior years to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2014, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Other than the recording of the acquisition of Summit Holding Southeast, Inc. and its related companies (see Note B — “Acquisitions and Sales of Businesses”), AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in 2014 or 2013.

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

Because AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities, the assets and liabilities of the CLOs are shown separately in AFG’s Balance Sheet (at fair value). AFG has elected the fair value option for reporting on the CLO assets and liabilities to improve the transparency of financial reporting related to the CLOs. The excess of fair value of the CLOs’ assets over the fair value of the liabilities is recorded in AFG’s Balance Sheet as appropriated retained earnings — managed investment entities, representing amounts that ultimately will inure to the CLO debt holders.

The net gain or loss from accounting for the CLO assets and liabilities at fair value is separately presented in AFG’s Statement of Earnings. CLO earnings attributable to AFG’s shareholders represent the change in fair value of AFG’s investments in the CLOs (including distributions) and management fees earned. All other CLO earnings (losses) are not attributable to AFG’s shareholders and will ultimately inure to the CLO debt holders. As a result, such CLO earnings (losses) are included in net earnings (loss) attributable to noncontrolling interests in AFG’s Statement of Earnings and in appropriated retained earnings — managed investment entities in the Balance Sheet. As the CLOs approach maturity (2016 to 2026), it is expected that earnings (losses) attributable to noncontrolling interests will reduce appropriated retained earnings towards zero as the fair values of the assets and liabilities converge and the CLO assets are used to pay the CLO debt.

At December 31, 2014, assets and liabilities of managed investment entities included $17 million in assets and $12 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that is expected to close in the second quarter of 2015. Upon closing, all warehoused assets are expected to be transferred to the new CLO and the liabilities will be repaid.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-13 to address the diversity in practice regarding the accounting for assets and liabilities of a consolidated collateralized financing entity (such as a CLO) when an election has been made to account for that entity’s assets and liabilities at fair value. As discussed above, the fair values of a CLO’s assets may differ from the fair values of its liabilities even though the liabilities only have recourse to the assets, which results in “appropriated retained earnings — managed investment entities” in AFG’s Balance Sheet. Under ASU 2014-13, AFG will have

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

the option to set the carrying value of the CLO liabilities equal to the fair value of the CLO assets (which have more observable fair values) as an alternative to reporting those liabilities at fair value. Under this alternative, CLO earnings attributable to AFG’s shareholders would continue to be measured by the change in the fair value of AFG’s investments in the CLOs and management fees earned. However, as a result of setting the carrying value of the CLO liabilities equal to the fair value of the CLO assets, there would no longer be any excess carrying value of CLO assets over the carrying value of CLO liabilities to be reported as “appropriated retained earnings — managed investment entities” in AFG’s Balance Sheet or any CLO earnings to be attributed to noncontrolling interests in AFG’s Statement of Earnings. If AFG elects to continue to measure both the CLO assets and liabilities at fair value, ASU 2014-13 will require amounts currently reflected as “appropriated retained earnings — managed investment entities” to be reclassified to unappropriated retained earnings in the Balance Sheet and amounts currently attributed to noncontrolling interests in the Statement of Earnings to be included in earnings attributable to AFG shareholders. Although ASU 2014-13 is not required to be adopted until 2016, AFG intends to early adopt the guidance effective January 1, 2015 (as permitted) and to elect the alternative measurement guidance on a modified retrospective basis. As a result, the amount reported as “appropriated retained earnings — managed investment entities” in AFG’s Balance Sheet at December 31, 2014 will effectively be reclassified to “liabilities of managed investment entities” on January 1, 2015. While the ASU will have an impact on the future presentation of individual CLO-related line items in AFG’s Statement of Earnings in future periods, it will have no overall impact on AFG’s net earnings attributable to shareholders.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: 2014 – 2.0 million, 2013 – 1.9 million and 2012 – 1.7 million.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: 2014 – 1.0 million, 2013 – 1.1 million and 2012 – 1.8 million. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2014, 2013 and 2012 periods.

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

B.     Acquisitions and Sales of Businesses

Acquisition of Summit Holding Southeast, Inc.   On April 1, 2014, AFG acquired Summit Holding Southeast, Inc. and its related companies (“Summit”), from Liberty Mutual Insurance for $259 million using cash on hand at the parent company. Immediately following the acquisition, AFG made a capital contribution of $140 million, bringing its total capital investment in the Summit business to $399 million. Summit is based in Lakeland, Florida and is a leading provider of specialty workers’ compensation solutions in the southeastern United States with $539 million in net written premiums in 2014. Summit continues to operate under the Summit brand as a member of AFG’s Great American Insurance Group. Summit is included in the Specialty casualty sub-segment and generated $410 million in net earned premiums subsequent to AFG’s acquisition.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG believes that the agents’ balances and other acquired receivables are collectible. The intangible assets acquired include $1 million in indefinite lived intangible assets related to state insurance licenses and $46 million in finite lived intangibles, primarily related to agency relationships. The finite lived intangibles are being amortized over an average expected life of 7 years. The fair value of the acquired liability for unpaid losses and loss adjustment expenses and related recoverables from reinsurers was estimated by discounting actuarial projected future net cash flows using the U.S. Treasury yield curve (with an adjustment for the illiquidity of insurance reserves) and then adding a risk adjustment to reflect the net present value of the profit that a market participant would require in return for the assumption of the risk associated with the reserves. The fair value of Summit’s agency relationship was estimated using a multi-period excess earnings method, which is a form of the income approach. The acquisition resulted in the recognition of $16 million in non-deductible goodwill based on the excess of the purchase price over the fair value of the net assets acquired. The goodwill represents the fair value of acquired intangible assets that do not qualify for separate recognition, including the value of Summit’s assembled workforce.

Sale of Medicare Supplement and Critical Illness Segment   In August 2012, AFG completed the sale of its Medicare supplement and critical illness businesses, which included Loyal American Life Insurance Company and four other insurance companies, to Cigna Corporation for $326 million in cash resulting in a pretax gain of $170 million (including post-closing adjustments). Since the transaction includes the ongoing cessions of certain business to Cigna, the operations being sold are not reported as discontinued operations.

The impact of the August 2012 sale of the Medicare supplement and critical illness segment on AFG’s financial statements is shown below (in millions):

2012
Sale proceeds	$326
Expenses	(11)
Net proceeds	$315

Assets of businesses sold:
Cash and investments	$217
Deferred policy acquisition costs	108
Other assets	31
Total assets	356
Liabilities of businesses sold:
Life, accident and health reserves	209
Other liabilities	2
Total liabilities	211
Net assets of businesses sold	$145

Gain on sale of subsidiaries	$170

Total 2012 revenues, costs and expenses, and earnings before income taxes for the Medicare supplement and critical illness segment through the sale date were $212 million, $184 million and $28 million, respectively.

Acquisitions and Sale of Other Businesses   On March 27, 2014, AFG completed a renewal rights agreement with Selective Insurance Company of America to acquire Selective’s pooled public entity book of business for $8 million. At the acquisition date, this book of business had approximately $38 million in in-force gross written premiums.

During 2012, AFG acquired the outstanding 28% of Marketform, its London-based Lloyd’s property and casualty insurance operation, that it did not already own for $17 million and sold a small annuity company for $7 million.

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

Sales of property and casualty insurance outside of the United States represented 5% of AFG’s revenues in 2014, 2013 and 2012.

The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	2014	2013	2012
Assets
Property and casualty insurance (a)	$14,069	$11,717	$12,163
Annuity	27,317	24,294	20,909
Run-off long-term care and life	2,489	2,408	2,304
Other	3,660	3,668	3,795
Total assets	$47,535	$42,087	$39,171

Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$1,544	$1,521	$1,423
Specialty casualty	1,765	1,135	948
Specialty financial	469	469	405
Other specialty	100	79	71
Total premiums earned	3,878	3,204	2,847
Net investment income	294	263	275
Other income	9	15	24
Total property and casualty insurance	4,181	3,482	3,146
Annuity:
Net investment income	1,136	1,034	976
Other income	78	67	52
Total annuity	1,214	1,101	1,028
Run-off long-term care and life	194	194	191
Medicare supplement and critical illness (b)	—	—	212
Other	72	98	9
Total revenues before realized gains (losses)	5,661	4,875	4,586
Realized gains on securities	52	221	210
Realized gains (losses) on subsidiaries	—	(4)	161
Total revenues	$5,713	$5,092	$4,957
(a)   Not allocable to sub-segments.
(b)   Sold in August 2012.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2014	2013	2012
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$21	$12	$19
Specialty casualty	136	102	53
Specialty financial	64	67	44
Other specialty	16	25	15
Other lines (a)	(25)	(61)	(44)
Total underwriting	212	145	87
Investment and other income, net	244	230	235
Total property and casualty insurance	456	375	322
Annuity (b)	328	323	256
Run-off long-term care and life (c)	(10)	(10)	(157)
Medicare supplement and critical illness (d)	—	—	28
Other (e)	(200)	(216)	(283)
Total earnings before realized gains (losses) and income taxes	574	472	166
Realized gains on securities	52	221	210
Realized gains (losses) on subsidiaries	—	(4)	161
Total earnings before income taxes	$626	$689	$537

(a)	Includes special charges to increase asbestos and environmental (“A&E”) reserves of $24 million, $54 million and $31 million in 2014, 2013 and 2012, respectively.

(b)	Includes a $5 million charge in the second quarter of 2013 to cover expected assessments from state guaranty funds related to insolvency and liquidation of an unaffiliated life insurance company.

(c)	Includes a loss recognition charge of $153 million in the fourth quarter of 2012.

(d)	Sold in August 2012.

(e)
Includes holding company expenses, special charges to increase A&E reserves ($6 million in 2014, $22 million in 2013 and $2 million in 2012) and losses of managed investment entities attributable to noncontrolling interests ($51 million in 2014, $26 million in 2013 and $98 million in 2012). Holding company expenses in 2012 also include an $8 million loss on retirement of debt and a $15 million charge for a labor matter related to AFG’s former railroad operations.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$164	$174	$15	$353
States, municipalities and political subdivisions	—	6,647	100	6,747
Foreign government	—	194	—	194
Residential MBS	—	4,142	300	4,442
Commercial MBS	—	2,407	44	2,451
Asset-backed securities (“ABS”)	—	3,661	226	3,887
Corporate and other	36	12,078	546	12,660
Total AFS fixed maturities	200	29,303	1,231	30,734
Trading fixed maturities	12	254	—	266
Equity securities	1,306	297	93	1,696
Assets of managed investment entities (“MIE”)	174	2,903	31	3,108
Variable annuity assets (separate accounts) (*)	—	662	—	662
Other investments — derivatives	—	322	—	322
Total assets accounted for at fair value	$1,692	$33,741	$1,355	$36,788
Liabilities:
Liabilities of managed investment entities	$118	$—	$2,701	$2,819
Derivatives in annuity benefits accumulated	—	—	1,160	1,160
Other liabilities — derivatives	—	13	—	13
Total liabilities accounted for at fair value	$118	$13	$3,861	$3,992

December 31, 2013
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$147	$152	$15	$314
States, municipalities and political subdivisions	—	5,311	61	5,372
Foreign government	—	208	—	208
Residential MBS	—	3,994	316	4,310
Commercial MBS	—	2,696	28	2,724
Asset-backed securities	—	2,418	75	2,493
Corporate and other	28	10,672	335	11,035
Total AFS fixed maturities	175	25,451	830	26,456
Trading fixed maturities	—	305	—	305
Equity securities	1,023	125	31	1,179
Assets of managed investment entities	266	2,592	30	2,888
Variable annuity assets (separate accounts) (*)	—	665	—	665
Other investments — derivatives	—	274	—	274
Total assets accounted for at fair value	$1,464	$29,412	$891	$31,767
Liabilities:
Liabilities of managed investment entities	$156	$—	$2,411	$2,567
Derivatives in annuity benefits accumulated	—	—	804	804
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$156	$10	$3,215	$3,381
 (*)   Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The transfers between Level 1 and Level 2 for the years ended December 31, 2014, 2013 and 2012 are reflected in the table below at fair value as of the end of the reporting period (dollars in millions):

	Level 2 To Level 1 Transfers						Level 1 To Level 2 Transfers
	# of Transfers			Fair Value			# of Transfers			Fair Value
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Perpetual preferred stocks	14	15	2	$96	$70	$16	13	2	7	$83	$10	$41
Common stocks	—	2	—	—	35	—	7	—	—	26	—	—
Redeemable preferred stocks	1	3	1	5	21	2	—	—	—	—	—	—

The transfers from Level 2 to Level 1 are due to increases in trade frequency, resulting in trade data sufficient to warrant classification in Level 1. The transfers from Level 1 to Level 2 are due to decreases in trade frequency, resulting in lack of available trade data sufficient to warrant classification in Level 1. Approximately 3.5% of the total assets carried at fair value on December 31, 2014, were Level 3 assets. Approximately 79% ($1.07 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than 1% of the total assets measured at fair value and less than 5% of AFG’s shareholders’ equity, changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

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

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $1.16 billion at December 31, 2014. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.40% – 1.75% over the risk free rate
Risk margin for uncertainty in cash flows	0.52% reduction in the discount rate
Surrenders	4% – 16% of indexed account value
Partial surrenders	2% – 6% of indexed account value
Annuitizations	1% – 1.5% of indexed account value
Deaths	1.5% – 3.0% of indexed account value
Budgeted option costs	2.25% – 3.5% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed annuity products with an expected range of 5% to 11% in the majority of future calendar years (4% to 16% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flows assumptions in the table above would increase the fair value of the fixed-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during 2014, 2013 and 2012 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2013	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2014
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	61	(1)	—	30	—	10	—	100
Residential MBS	316	4	3	13	(31)	111	(116)	300
Commercial MBS	28	(1)	—	—	—	17	—	44
Asset-backed securities	75	3	(2)	99	(39)	117	(27)	226
Corporate and other	335	2	13	102	(73)	172	(5)	546
Equity securities	31	1	2	62	(9)	22	(16)	93
Assets of MIE	30	(3)	—	6	(2)	—	—	31
Liabilities of MIE (a)	(2,411)	22	—	(817)	505	—	—	(2,701)
Embedded derivatives (b)	(804)	(182)	—	(221)	47	—	—	(1,160)

(a)	Total realized/unrealized gains (losses) included in net income includes gains of $50 million related to liabilities outstanding as of December 31, 2014. See Note H — “Managed Investment Entities.”

(b)	Total realized/unrealized gains (losses) included in net income for the embedded derivatives reflects gains related to the unlocking of actuarial assumptions of $58 million in 2014.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2012	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2013
AFS fixed maturities:
U.S. government agency	$20	$(2)	$(3)	$—	$—	$—	$—	$15
State and municipal	58	(1)	(2)	10	—	—	(4)	61
Residential MBS	371	5	24	6	(53)	86	(123)	316
Commercial MBS	22	(1)	(1)	—	—	8	—	28
Asset-backed securities	253	4	(3)	12	(57)	11	(145)	75
Corporate and other	236	1	(14)	113	(17)	24	(8)	335
Equity securities	37	(1)	6	53	(12)	—	(52)	31
Assets of MIE	40	(5)	—	8	(7)	—	(6)	30
Liabilities of MIE (a)	(2,745)	(25)	—	(728)	1,068	—	19	(2,411)
Embedded derivatives (b)	(465)	(182)	—	(192)	35	—	—	(804)

(a)	Total realized/unrealized gains (losses) included in net income includes gains of $7 million related to liabilities outstanding as of December 31, 2013. See Note H — “Managed Investment Entities.”

(b)	Total realized/unrealized gains (losses) included in net income for the embedded derivatives reflects gains related to the unlocking of actuarial assumptions of $2 million in 2013.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2011	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2012
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$20	$—	$—	$—	$20
State and municipal	83	—	4	19	(7)	8	(49)	58
Residential MBS	361	5	17	96	(45)	228	(291)	371
Commercial MBS	19	1	2	—	—	—	—	22
Asset-backed securities	228	7	8	55	(36)	14	(23)	253
Corporate and other	291	3	9	86	(35)	15	(133)	236
Trading fixed maturities	1	—	—	—	—	—	(1)	—
Equity securities	11	—	2	30	—	13	(19)	37
Assets of MIE	44	—	—	20	(14)	13	(23)	40
Liabilities of MIE (a)	(2,593)	(189)	—	(793)	830	—	—	(2,745)
Embedded derivatives (b)	(361)	(57)	—	(73)	26	—	—	(465)

(a)	Total realized/unrealized gains (losses) included in net income includes losses of $125 million related to liabilities outstanding as of December 31, 2012. See Note H — “Managed Investment Entities.”

(b)	Total realized/unrealized gains (losses) included in net income for the embedded derivatives reflects gains related to the unlocking of actuarial assumptions of $36 million in 2012.

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements at December 31 are summarized below (in millions):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
2014
Financial assets:
Cash and cash equivalents	$1,343	$1,343	$1,343	$—	$—
Mortgage loans	1,117	1,124	—	—	1,124
Policy loans	228	228	—	—	228
Total financial assets not accounted for at fair value	$2,688	$2,695	$1,343	$—	$1,352
Financial liabilities:
Annuity benefits accumulated (*)	$23,561	$23,187	$—	$—	$23,187
Long-term debt	1,061	1,180	—	1,106	74
Total financial liabilities not accounted for at fair value	$24,622	$24,367	$—	$1,106	$23,261

2013
Financial assets:
Cash and cash equivalents	$1,639	$1,639	$1,639	$—	$—
Mortgage loans	781	779	—	—	779
Policy loans	238	238	—	—	238
Total financial assets not accounted for at fair value	$2,658	$2,656	$1,639	$—	$1,017
Financial liabilities:
Annuity benefits accumulated (*)	$20,741	$19,959	$—	$—	$19,959
Long-term debt	913	985	—	909	76
Total financial liabilities not accounted for at fair value	$21,654	$20,944	$—	$909	$20,035

(*)	Excludes life contingent annuities in the payout phase.

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

E.    Investments

Available for sale fixed maturities and equity securities at December 31 consisted of the following (in millions):

	2014				2013
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$347	$353	$8	$(2)	$310	$314	$7	$(3)
States, municipalities and political subdivisions	6,393	6,747	364	(10)	5,360	5,372	156	(144)
Foreign government	184	194	10	—	198	208	10	—
Residential MBS	4,046	4,442	411	(15)	3,947	4,310	391	(28)
Commercial MBS	2,294	2,451	158	(1)	2,535	2,724	192	(3)
Asset-backed securities	3,872	3,887	37	(22)	2,477	2,493	35	(19)
Corporate and other	11,938	12,660	751	(29)	10,539	11,035	604	(108)
Total fixed maturities	$29,074	$30,734	$1,739	$(79)	$25,366	$26,456	$1,395	$(305)
Common stocks	$885	$1,087	$227	$(25)	$665	$858	$209	$(16)
Perpetual preferred stocks	$398	$414	$21	$(5)	$266	$265	$9	$(10)

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at December 31, 2014 and December 31, 2013, respectively, were $220 million and $229 million. Gross unrealized gains on such securities at December 31, 2014 and December 31, 2013 were $151 million and $150 million, respectively. Gross unrealized losses on such securities at December 31, 2014 and December 31, 2013 were $8 million and $13 million, respectively. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and nearly all relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost

2014
Fixed maturities:
U.S. Government and government agencies	$—	$39	100%	$(2)	$15	88%
States, municipalities and political subdivisions	(2)	222	99%	(8)	408	98%
Residential MBS	(4)	298	99%	(11)	209	95%
Commercial MBS	(1)	38	97%	—	11	100%
Asset-backed securities	(11)	1,389	99%	(11)	622	98%
Corporate and other	(16)	588	97%	(13)	433	97%
Total fixed maturities	$(34)	$2,574	99%	$(45)	$1,698	97%
Common stocks	$(25)	$260	91%	$—	$—	—%
Perpetual preferred stocks	$(1)	$45	98%	$(4)	$55	93%

2013
Fixed maturities:
U.S. Government and government agencies	$(3)	$60	95%	$—	$—	—%
States, municipalities and political subdivisions	(135)	2,219	94%	(9)	73	89%
Residential MBS	(9)	553	98%	(19)	212	92%
Commercial MBS	(3)	106	97%	—	2	100%
Asset-backed securities	(18)	1,310	99%	(1)	28	97%
Corporate and other	(101)	2,634	96%	(7)	85	92%
Total fixed maturities	$(269)	$6,882	96%	$(36)	$400	92%
Common stocks	$(16)	$158	91%	$—	$—	—%
Perpetual preferred stocks	$(6)	$91	94%	$(4)	$20	83%

At December 31, 2014, the gross unrealized losses on fixed maturities of $79 million relate to approximately 650 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 70% of the gross unrealized loss and 85% of the fair value.

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

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. For 2014, AFG recorded less than $1 million in other-than-temporary impairment charges related to its residential MBS.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG recorded $26 million in other-than-temporary impairment charges on common stocks in 2014. At December 31, 2014, the gross unrealized losses on common stocks of $25 million relate to 34 securities, none of which has been in an unrealized loss position for more than 12 months.

AFG recorded less than $1 million in other-than-temporary charges on preferred stocks during 2014. At December 31, 2014, the gross unrealized losses on preferred stocks of $5 million relate to 19 securities. All of the preferred stocks that have been in an unrealized loss position for 12 months or more (8 securities) have investment grade ratings.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2014.

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2014	2013	2012
Balance at January 1	$194	$192	$187
Additional credit impairments on:
Previously impaired securities	—	—	5
Securities without prior impairments	—	3	2
Reductions due to sales or redemptions	(24)	(1)	(2)
Balance at December 31	$170	$194	$192

The table below sets forth the scheduled maturities of available for sale fixed maturities as of December 31, 2014 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$888	$906	3%
After one year through five years	4,803	5,142	17%
After five years through ten years	8,797	9,211	30%
After ten years	4,374	4,695	15%
	18,862	19,954	65%
ABS (average life of approximately 4-1/2 years)	3,872	3,887	13%
MBS (average life of approximately 4-1/2 years)	6,340	6,893	22%
Total	$29,074	$30,734	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at December 31, 2014 or 2013.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
December 31, 2014
Unrealized gain on:
Fixed maturities — annuity segment (*)	$1,157	$(405)	$752
Fixed maturities — all other	503	(185)	318
Equity securities	218	(79)	139
Deferred policy acquisition costs — annuity segment	(531)	186	(345)
Annuity benefits accumulated	(112)	39	(73)
Life, accident and health reserves	(104)	36	(68)
Unearned revenue	31	(11)	20
	$1,162	$(419)	$743
December 31, 2013
Unrealized gain on:
Fixed maturities — annuity segment (*)	$729	$(255)	$474
Fixed maturities — all other	361	(133)	228
Equity securities	192	(70)	122
Deferred policy acquisition costs — annuity segment	(345)	121	(224)
Annuity benefits accumulated	(71)	25	(46)
Life, accident and health reserves	(8)	3	(5)
Unearned revenue	22	(8)	14
	$880	$(317)	$563

(*)    Unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	2014	2013	2012
Investment income:
Fixed maturities	$1,352	$1,241	$1,216
Equity securities	66	50	36
Equity in earnings of partnerships and similar investments (*)	18	—	—
Other	77	72	66
Gross investment income	1,513	1,363	1,318
Investment expenses	(12)	(17)	(17)
Net investment income	$1,501	$1,346	$1,301

(*)	Equity in the earnings of partnerships has not been material and was included in realized gains (losses) on securities prior to 2014.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (a)	Tax Effects	Noncon- trolling Interests	Total
Year ended December 31, 2014
Realized before impairments	$36	$53	$1	$(2)	$(32)	$(2)	$54
Realized — impairments	(15)	(26)	—	5	13	1	(22)
Change in unrealized	570	26	—	(314)	(99)	(3)	180
Year ended December 31, 2013
Realized before impairments	$36	$196	$2	$(1)	$(82)	$(2)	$149
Realized — impairments	(5)	(5)	(5)	3	4	—	(8)
Change in unrealized	(945)	31	—	504	144	6	(260)
Year ended December 31, 2012
Realized before impairments	$55	$192	$(3)	$(8)	$(83)	$(2)	$151
Realized — impairments	(9)	(24)	—	7	9	—	(17)
Change in unrealized	790	(23)	—	(379)	(136)	(7)	245

(a)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	2014	2013	2012
Fixed maturities:
Gross gains	$36	$44	$55
Gross losses	(2)	(5)	(4)
Equity securities:
Gross gains	53	193	196
Gross losses	—	—	(4)

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies” to the financial statements, AFG uses derivatives in certain areas of its operations.

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		December 31, 2014		December 31, 2013
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$158	$—	$140	$—
Public company warrants	Equity securities	19	—	19	—
Interest rate swaptions	Other investments	—	—	2	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	1,160	—	804
Equity index call options	Other investments	322	—	272	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	13	—	10
		$499	$1,173	$433	$814

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

AFG has $200 million notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring in 2015) outstanding at December 31, 2014, which are used to mitigate interest rate risk in its annuity operations. AFG paid $4 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.

AFG’s fixed-indexed annuities, which represented approximately one-half of annuity benefits accumulated at December 31, 2014, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($285 million at December 31, 2014) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A to the financial statements, certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for 2014, 2013 and 2012 (in millions):

Derivative	Statement of Earnings Line	2014	2013	2012
MBS with embedded derivatives	Realized gains on securities	$3	$(3)	$5
Public company warrants	Realized gains on securities	—	3	—
Interest rate swaptions	Realized gains on securities	(2)	1	(4)
Fixed-indexed annuities (embedded derivative) (*)	Annuity benefits	(182)	(182)	(57)
Equity index call options	Annuity benefits	181	210	66
Reinsurance contracts (embedded derivative)	Net investment income	(3)	7	(6)
		$(3)	$36	$4

(*)	The change in fair value of the embedded derivative includes gains related to unlocking of actuarial assumptions of $58 million in 2014, $2 million in 2013 and $36 million in 2012.

Derivatives Designated and Qualifying as Cash Flow Hedges   In the third quarter of 2014, AFG entered into a five-year $431 million notional amount interest rate swap under which AFG receives fixed rate interest payments in exchange for variable interest payments based on one-month LIBOR. The purpose of the swap is to effectively convert a portion of AFG’s floating rate MBS to fixed rate by offsetting the variability in cash flows attributable to changes in one-month LIBOR. The notional amount of the swap amortizes down over its five-year life in anticipation of an expected decline in AFG’s portfolio of MBS with interest rates based on one-month LIBOR ($401 million notional amount at December 31, 2014). The fair value of the effective portion of the interest rate swap was less than $1 million at December 31, 2014, and is included in AOCI. During 2014, $2 million was reclassified from AOCI to net investment income and there was no ineffectiveness recorded in Net Earnings.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other (*)
	Deferred	Deferred	Sales				Consolidated
	Costs	Costs	Inducements	PVFP	Unrealized	Total	Total
Balance at December 31, 2011	$189	$916	$189	$144	$(537)	$712	$901
Additions	438	212	15	—	—	227	665
Amortization:
Periodic amortization	(423)	(148)	(30)	(17)	—	(195)	(618)
Annuity unlocking	—	(33)	(4)	—	—	(37)	(37)
Loss recognition charge	—	(67)	—	(12)	—	(79)	(79)
Included in realized gains	—	(1)	—	—	—	(1)	(1)
Sale of subsidiaries	—	(92)	—	(16)	—	(108)	(108)
Change in unrealized	—	—	—	—	(173)	(173)	(173)
Balance at December 31, 2012	204	787	170	99	(710)	346	550

Additions	468	222	11	—	—	233	701
Amortization:
Periodic amortization	(460)	(140)	(30)	(14)	—	(184)	(644)
Annuity unlocking	—	4	(2)	—	—	2	2
Included in realized gains	—	2	—	—	—	2	2
Foreign currency translation	(1)	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	365	365	365
Balance at December 31, 2013	211	875	149	85	(345)	764	975

Additions	497	198	8	—	—	206	703
Amortization:
Periodic amortization	(485)	(130)	(26)	(11)	—	(167)	(652)
Annuity unlocking	—	(20)	—	—	—	(20)	(20)
Included in realized gains	—	2	1	—	—	3	3
Foreign currency translation	(2)	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	(186)	(186)	(186)
Balance at December 31, 2014	$221	$925	$132	$74	$(531)	$600	$821

(*)	Includes AFG’s run-off long-term care and life segment and Medicare supplement and critical illness segment (sold in August 2012).

The present value of future profits (“PVFP”) amounts in the table above are net of $209 million and $198 million of accumulated amortization at December 31, 2014 and 2013, respectively. The loss recognition charge recorded in the fourth quarter of 2012 for AFG’s closed block of long-term care insurance resulted in the write off of all remaining deferred policy acquisition costs for this business. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-sixth of the balance at the beginning of each respective year.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 15.0% to 51.2% of the most subordinate debt tranche of twelve collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2004 and 2014, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG), and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $289 million (including $92 million invested in the most subordinate debt tranches) at December 31, 2014, and $271 million at December 31, 2013.

In 2014, AFG formed two new CLOs, which issued an aggregate of $917 million face amount of liabilities (including $94 million face amount purchased by subsidiaries of AFG). During 2014, AFG subsidiaries also purchased $13 million face amount of senior debt tranches of existing CLOs for $13 million and received $81 million in redemption proceeds from its CLO investments. In 2013, AFG formed two new CLOs, which issued an aggregate of $829 million face amount of liabilities (including $85 million face amount purchased by subsidiaries of AFG). During 2013, AFG subsidiaries also purchased $94 million face amount of senior debt tranches of existing CLOs for $89 million and received $142 million in redemption proceeds from its CLO investments. In 2012, AFG formed two new CLOs, which issued an aggregate of $860 million face amount of liabilities (including $74 million face amount purchased by subsidiaries of AFG). During 2012, AFG subsidiaries also purchased $74 million face amount of senior debt tranches of existing CLOs for $69 million and received $12 million in redemption proceeds from its CLO investments. In 2014 and 2013, four and two AFG CLOs were substantially liquidated as permitted by the CLO indentures, respectively.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Year ended December 31,
	2014	2013	2012
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$(66)	$11	$95
Liabilities	22	(25)	(189)
Management fees paid to AFG	25	16	18
CLO earnings (losses) attributable to (b):
AFG shareholders	16	35	31
Noncontrolling interests	(51)	(26)	(98)

(a)	Included in Revenues in AFG’s Statement of Earnings.

(b)	Included in Earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $83 million and $15 million at December 31, 2014 and 2013. The aggregate unpaid principal balance of the CLOs’ debt exceeded its fair value by $131 million and $109 million at those dates. The CLO assets include $2 million and $1 million in loans at December 31, 2014 and 2013, respectively, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $6 million at both of those dates).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

I.    Goodwill and Other Intangibles

Changes in the carrying value of goodwill during 2012, 2013 and 2014, by reporting segment, are presented in the following table (in millions):

	Property and Casualty	Annuity	Total
Balance at January 1, 2012	$152	$34	$186
Sale of subsidiary in 2012	—	(1)	(1)
Balance at December 31, 2012 and 2013	152	33	185
Acquisition of subsidiary in 2014	16	—	16
Balance at December 31, 2014	$168	$33	$201

In the second quarter of 2014, goodwill increased by $16 million due to the purchase of Summit as discussed in Note B — “Acquisitions and Sales of Businesses.” In the third quarter of 2012, goodwill decreased $1 million due to the sale of a small annuity subsidiary.

Included in other assets in AFG’s Balance Sheet is $49 million at December 31, 2014 and $14 million at December 31, 2013 of amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $91 million and $75 million, respectively. The increase in amortizable intangible assets in 2014 reflects the acquisition of Summit in April 2014 (see Note B — “Acquisitions and Sales of Businesses”) and a renewal rights intangible asset established in connection with the acquisition of a small property and casualty book of business in the first quarter of 2014. Amortization of intangibles was $19 million in 2014 and $14 million in each of 2013 and 2012. Future amortization of intangibles (weighted average amortization period of 6 years) is estimated to be $8 million per year in each of 2015 through 2019 and $9 million thereafter.

J.    Long-Term Debt

The carrying value of long-term debt consisted of the following at December 31 (in millions):

	2014	2013
Direct Senior Obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
Other	3	3
	840	840

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	—

Subsidiaries:
Notes payable secured by real estate due 2015 through 2016	59	61
National Interstate bank credit facility	12	12
	71	73
	$1,061	$913

At December 31, 2014, scheduled principal payments on debt for the subsequent five years and thereafter were as follows: 2015 — $14 million; 2016 — $45 million; 2017 — $12 million; 2018 — none; 2019 — $350 million and thereafter — $640 million.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

As shown below at December 31 (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries.

	2014	2013
Senior unsecured obligations	$852	$852
Subordinated unsecured obligations	150	—
Obligations secured by real estate	59	61
	$1,061	$913

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at December 31, 2014 or December 31, 2013.

National Interstate can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. At December 31, 2014, there was $12 million outstanding under this agreement, bearing interest at 1.20% (six-month LIBOR plus 0.875%).

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

Cash interest payments on long-term debt were $72 million in 2014, $71 million in 2013 and $75 million in 2012.

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

At December 31, 2014, there were 10.2 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plans. Options are granted with an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant and expire ten years after the date of grant.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Data for stock options issued under AFG’s stock incentive plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	6,608,614	$32.16
Granted	1,047,375	$56.47
Exercised	(1,262,313)	$28.19
Forfeited/Cancelled	(9,877)	$42.22
Outstanding at December 31, 2014	6,383,799	$36.92	5.8 years	$152

Options exercisable at December 31, 2014	3,465,644	$30.04	4.1 years	$106

The total intrinsic value of options exercised during 2014, 2013 and 2012 was $38 million, $35 million and $25 million, respectively. During 2014, 2013 and 2012, AFG received $35 million, $44 million and $40 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $12 million, $11 million and $8 million, respectively.

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

	2014	2013	2012
Exercise price	$56.47	$44.01	$38.10
Expected dividend yield	1.6%	1.8%	1.8%
Expected volatility	26%	39%	39%
Expected term (in years)	7.25	7.25	7.25
Risk-free rate	2.20%	1.36%	1.40%

Grant date fair value	$14.66	$15.10	$13.02

The restricted Common Stock that AFG has granted generally vests over a three or four year period. Data relating to grants of restricted stock is presented below:

	Shares	Average Grant Date Fair Value
Outstanding at January 1, 2014	552,569	$37.79
Granted	102,330	$56.44
Vested	(139,449)	$31.05
Outstanding at December 31, 2014	515,450	$43.32

AFG issued 84,036 shares of Common Stock (fair value of $57.16 per share) in the first quarter of 2014 and 88,602 shares (fair value of $47.12 per share) in the first quarter of 2013 under its Equity Bonus Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries for 2014, 2013 and 2012 was $25 million, $36 million and $26 million, respectively. Related tax benefits totaled $8 million in 2014, $12 million in 2013 and $8 million in 2012. At December 31, 2014, there was $30 million and $11 million of unrecognized compensation expense related to nonvested stock options and restricted stock awards, respectively. These amounts are expected to be recognized over a weighted average of 3.2 and 2.3 years, respectively.

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

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other (c)	AOCI Ending Balance
Year ended December 31, 2014
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$334	$(118)	$216	$(4)	$212
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(52)	19	(33)	1	(32)
Total net unrealized gains on securities (b)	$563	282	(99)	183	(3)	180	$—	$743
Foreign currency translation adjustments	1	(9)	—	(9)	—	(9)	—	(8)
Pension and other postretirement plans adjustments	(4)	(6)	2	(4)	—	(4)	—	(8)
Total	$560	$267	$(97)	$170	$(3)	$167	$—	$727

Year ended December 31, 2013
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$(188)	$66	$(122)	$4	$(118)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(222)	78	(144)	2	(142)
Total net unrealized gains on securities (b)	$823	(410)	144	(266)	6	(260)	$—	$563
Foreign currency translation adjustments	14	(13)	—	(13)	—	(13)	—	1
Pension and other postretirement plans adjustments	(6)	3	(1)	2	—	2	—	(4)
Total	$831	$(420)	$143	$(277)	$6	$(271)	$—	$560

Year ended December 31, 2012
Net unrealized gains on securities (b)	$578	$388	$(136)	$252	$(7)	$245	$—	$823
Foreign currency translation adjustments	10	6	—	6	(1)	5	(1)	14
Pension and other postretirement plans adjustments	(8)	2	—	2	—	2	—	(6)
Total	$580	$396	$(136)	$260	$(8)	$252	$(1)	$831

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Consolidated Statement of Earnings:

OCI component	Affected line in the Consolidated Statement of Earnings
Pretax	Realized gains on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $58 million at December 31, 2014 compared to net unrealized gains of $54 million and $33 million at December 31, 2013 and 2012, related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

(c)	Other relates to the 2012 acquisition of noncontrolling interest in a subsidiary.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in the Statement of Earnings (dollars in millions):

	2014		2013		2012
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$626		$689		$537

Income taxes at statutory rate	$219	35%	$241	35%	$188	35%
Effect of:
Tax exempt interest	(25)	(4%)	(21)	(3%)	(23)	(4%)
Losses of managed investment entities	18	3%	9	1%	34	6%
Change in valuation allowance	7	1%	1	—%	3	1%
Subsidiaries not in AFG’s tax return	1	—%	2	—%	(1)	—%
Tax case and settlement of open tax years	—	—%	—	—%	(67)	(13%)
Other	—	—%	4	1%	1	—%
Provision for income taxes as shown in the Statement of Earnings	$220	35%	$236	34%	$135	25%

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

AFG’s 2012 — 2014 tax years remain subject to examination by the IRS.

Total earnings before income taxes include losses subject to tax in foreign jurisdictions of less than $1 million in 2014 compared to income of $12 million in 2013 and losses of $3 million in 2012.

The total income tax provision (credit) consists of (in millions):

	2014	2013	2012
Current taxes:
Federal	$265	$308	$146
State	8	5	6
Deferred taxes:
Federal	(53)	(77)	(17)
Provision for income taxes	$220	$236	$135

For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2014 (in millions):

	Expiring	Amount
Operating Loss – U.S.	2017 - 2024	$144
Operating Loss – United Kingdom	indefinite	131	(*)

(*)	£85 million

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31 were as follows (in millions):

	2014	2013
Deferred tax assets:
Federal net operating loss carryforwards	$51	$51
Foreign underwriting losses	56	50
Insurance claims and reserves	746	558
Employee benefits	107	98
Other, net	26	51
Total deferred tax assets before valuation allowance	986	808
Valuation allowance against deferred tax assets	(109)	(103)
Total deferred tax assets	877	705
Deferred tax liabilities:
Subsidiaries not in AFG’s tax return (*)	(61)	(60)
Investment securities	(663)	(443)
Deferred policy acquisition costs	(178)	(234)
Total deferred tax liabilities	(902)	(737)
Net deferred tax liability	$(25)	$(32)

(*)    Related to National Interstate Corporation, a 51%-owned subsidiary.

AFG’s net deferred tax liability at December 31, 2014 and 2013 is included in other liabilities in AFG’s Balance Sheet.

The likelihood of realizing deferred tax assets is reviewed periodically; any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

“Foreign underwriting losses” in the table above include the net operating loss carryforward and other deferred tax assets related to the Marketform Lloyd’s insurance business, which resulted primarily from underwriting losses in its run-off Italian public hospital medical malpractice business that has not been written since 2008. Due to uncertainty concerning the realization of the deferred tax benefits associated with these losses, AFG maintains a full valuation allowance of $56 million against these deferred tax assets at December 31, 2014. In addition to the valuation allowance related to the Marketform Lloyd’s insurance business, the gross deferred tax asset has also been reduced by a $50 million valuation allowance related to a portion of AFG’s net operating loss carryforwards (“NOL”) subject to the separate return limitation year (“SRLY”) tax rules. A SRLY NOL can be used only by the entity that created it and only in years that both it and the consolidated group have taxable income.

The increase in the deferred tax assets related to insurance claims and reserves reflects growth in the annuity business, the April 2014 acquisition of Summit and the impact of the increase in unrealized gains on fixed maturity securities.

The changes in the deferred tax liabilities related to investment securities and deferred policy acquisition costs at year end 2014 compared to 2013 are due primarily to the increase in unrealized gains on fixed maturity securities.

In July 2014, AFG finalized a settlement with the IRS related to tax years 2008 and 2009. As a result, AFG’s uncertain tax positions are now effectively settled, allowing AFG to reduce its liability for previously uncertain tax positions by $19 million in the third quarter of 2014. Although AFG agreed to pay $11 million to the IRS, the majority of the reduction in this liability resulted in offsetting adjustments to AFG’s deferred tax liability and did not impact AFG’s effective tax rate. The portion of the reduction in this liability that favorably impacted the effective tax rate was approximately $4 million including interest. The reduction of the liability for previously uncertain tax positions includes $17 million related to the timing of recognition of investment income on certain debt securities and $2 million related to the deductibility of certain financing expenses.

AFG increased its liability for uncertain tax positions by $1 million in 2013 and $3 million in 2012, exclusive of interest, for the uncertainty as to the timing of tax return inclusion of income related to certain securities. During 2012, AFG also increased its liability for uncertain tax positions by $2 million related to the deductibility of certain financing expenses.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The resolution of the tax case and closure of subsequent tax years during 2012 (discussed above) also reduced AFG’s liability for uncertain tax positions by $36 million and the related liability for interest by $14 million. Additionally, the IRS issued new guidance during the third quarter of 2012 that brought certainty to the timing of investment deductions, which caused AFG to reduce its liability for uncertain tax positions by $10 million. Because this was solely a timing issue, the reduction in AFG’s liability for uncertain tax positions for this item was offset by an increase in AFG’s deferred tax liability with no overall impact on income tax expense.

A progression of the liability for uncertain tax positions, excluding interest and penalties, follows (in millions):

	2014	2013	2012
Balance at January 1	$19	$18	$59
Reductions for tax positions of prior years	(8)	—	(46)
Additions for tax positions of current year	—	1	5
Settlements	(11)	—	—
Balance at December 31	$—	$19	$18

AFG’s provision for income taxes included a benefit of $1 million in 2014, an expense of $1 million in 2013 and a benefit of $14 million in 2012 of interest (net of federal benefit or expense). AFG’s liability for interest related to unrecognized tax benefits was $1 million at December 31, 2013 (net of federal benefit); no penalties were accrued at that date.

Cash payments for income taxes, net of refunds, were $347 million, $204 million and $277 million for 2014, 2013 and 2012, respectively.

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

AFG completed an in-depth internal review of its asbestos and environmental (“A&E”) exposures in the third quarter of 2014. The study resulted in A&E charges of $24 million for the property and casualty group and $6 million for the former railroad and manufacturing operations. In the third quarter of 2013, AFG completed a comprehensive study of its A&E exposures with the assistance of specialty actuarial, engineering and consulting firms and outside counsel. The study resulted in A&E charges of $54 million for the property and casualty group and $22 million for the former railroad and manufacturing operations. In the third quarter of 2012, AFG completed an in-depth internal review of its A&E exposures, which resulted in A&E charges of $31 million for the property and casualty group and $2 million for the former railroad and manufacturing operations.

The insurance group’s liability for asbestos and environmental reserves was $366 million at December 31, 2014; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $77 million.

At December 31, 2014, American Premier and its subsidiaries had liabilities for environmental and personal injury claims and other contingencies aggregating $80 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims and other contingencies include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace and other labor disputes.

At December 31, 2014, GAFRI had a liability of approximately $10 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

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

The following are quarterly results of consolidated operations for the two years ended December 31, 2014 (in millions, except per share amounts). Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2014
Revenues	$1,211	$1,392	$1,581	$1,529	$5,713
Net earnings, including noncontrolling interests	107	83	91	125	406
Net earnings attributable to shareholders	103	106	116	127	452
Earnings attributable to shareholders per Common Share:
Basic	$1.15	$1.18	$1.30	$1.44	$5.07
Diluted	1.13	1.15	1.28	1.41	4.97
Average number of Common Shares:
Basic	89.6	89.6	89.0	87.9	89.0
Diluted	91.6	91.6	90.9	89.8	91.0
2013
Revenues	$1,148	$1,139	$1,443	$1,362	$5,092
Net earnings, including noncontrolling interests	113	77	98	165	453
Net earnings attributable to shareholders	120	110	83	158	471
Earnings attributable to shareholders per Common Share:
Basic	$1.34	$1.23	$0.94	$1.77	$5.27
Diluted	1.32	1.20	0.92	1.73	5.16
Average number of Common Shares:
Basic	89.4	89.6	89.1	89.4	89.3
Diluted	91.0	91.5	91.0	91.4	91.2

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Pretax realized gains on subsidiaries and securities (including other-than-temporary impairments) and favorable (adverse) prior year development of AFG’s liability for losses and loss adjustment expenses (“LAE”) were as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
Realized Gains
2014	$19	$12	$13	$8	$52
2013	57	41	56	63	217
Prior Year Development Favorable (Adverse)
2014	$31	$(14)	$(13)	$(10)	$(6)
2013	28	22	(40)	5	15
Adverse prior year development for the second quarter of 2014 includes $22 million of adverse reserve development in the property and transportation sub-segment, which resulted from an increase in claim severity in the commercial auto liability business, partially offset by lower than expected claim severity in the agricultural and property and inland marine businesses. Adverse prior year development for the third quarter of 2014 includes pretax special charges of $24 million to strengthen property and casualty insurance A&E reserves. Adverse prior year development in the fourth quarter of 2014 was due primarily to adverse reserve development at Marketform and higher than expected claim severity in contractor claims and in a run-off book of casualty business.

Adverse prior year development for the third quarter of 2013 includes pretax special charges of $54 million to strengthen property and casualty insurance A&E reserves.

Results for the third quarter of 2014 and 2013 include pretax special charges of $6 million and $22 million, respectively, to strengthen reserves for A&E exposures related to AFG’s former railroad and manufacturing operations.

O.     Insurance

Securities owned by U.S.-based insurance subsidiaries having a carrying value of approximately $1.18 billion at December 31, 2014, were on deposit as required by regulatory authorities. At December 31, 2014, AFG and its subsidiaries had $223 million in undrawn letters of credit (none of which was collateralized) supporting the underwriting capacity of its U.K.-based Lloyd’s insurer.

Property and Casualty Insurance Reserves   The liability for losses and LAE for long-term scheduled payments under certain workers’ compensation insurance has been discounted at 4.5% at both December 31, 2014 and 2013, which represents an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2014 and 2013, has been reduced by $19 million and $20 million.

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years (in millions):

	2014	2013	2012
Balance at beginning of period	$4,288	$4,129	$4,282
Provision for losses and LAE occurring in the current year	2,488	2,055	1,903
Net increase (decrease) in provision for claims of prior years	6	(15)	(30)
Total losses and LAE incurred	2,494	2,040	1,873
Payments for losses and LAE of:
Current year	(789)	(739)	(841)
Prior years	(1,340)	(1,131)	(1,185)
Total payments	(2,129)	(1,870)	(2,026)
Reserves of businesses acquired (*)	1,028	—	—
Foreign currency translation and other	(36)	(11)	—
Balance at end of period	5,645	4,288	4,129
Add back reinsurance recoverables, net of allowance	2,227	2,122	2,716
Gross unpaid losses and LAE included in the Balance Sheet	$7,872	$6,410	$6,845

(*)   Reflects the acquisition of Summit in April 2014 (see Note B — “Acquisitions and Sales of Businesses”).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Net adverse development in 2014 reflects higher than expected severity in commercial auto liability losses written in the transportation businesses (within the Property and transportation sub-segment), higher than expected claims severity in contractor claims and in a run-off book of casualty business and adverse reserve development at Marketform (all within the Specialty casualty sub-segment), and the $24 million special charge to increase asbestos and environmental reserves. This adverse development was offset by (i) lower than expected claim severity in directors and officers liability insurance, lower than expected claim severity and frequency in excess liability insurance and lower than anticipated claim severity in specialty workers’ compensation business (all within the Specialty casualty sub-segment), and (ii) lower than expected claim severity in the surety and fidelity businesses and lower than expected claim frequency and severity in the foreign credit business and products for financial institutions (within the Specialty financial sub-segment).

Favorable development in 2013 was due primarily to lower than expected severity in directors and officers liability insurance and lower than expected claim severity and frequency in the excess liability business (both within the Specialty casualty sub-segment) lower than expected frequency and severity in the foreign credit and financial institutions businesses (within the Specialty financial sub-segment) and favorable reserve development associated with AFG’s internal reinsurance program, partially offset by the $54 million special charge to increase asbestos and environmental reserves.

Favorable development in 2012 was due primarily to lower than expected frequency and severity in the homebuilders’ general liability business (within the Specialty casualty sub-segment) and lower than expected frequency in the crop business (within the Property and transportation sub-segment), partially offset by higher frequency and severity in a block of program business (within the Specialty casualty sub-segment) and the $31 million special charge to increase asbestos and environmental reserves.

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

In 2012, AFG recorded a $153 million pretax loss recognition charge to write off deferred policy acquisition costs and strengthen reserves on its closed block of long-term care insurance, due primarily to the impact of changes in assumptions related to future investment yields resulting from the continued low interest rate environment, as well as changes in claims, expenses and persistency assumptions. No additional loss recognition charges were recorded in 2014 or 2013. At December 31, 2014, AFG’s long-term care insurance reserves were $807 million, net of reinsurance recoverables and excluding the impact of unrealized gains on securities.

FHLB Funding Agreements   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. GALIC’s $34 million investment in FHLB capital stock at December 31, 2014, is included in other investments at cost. Membership in the FHLB provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. In the second quarter of 2013, the FHLB advanced GALIC $200 million, (included in annuity benefits accumulated) increasing the total amount advanced to $440 million at both December 31, 2013 and December 31, 2014. Interest rates under the various funding agreements on these advances range from 0.02% to 0.23% over LIBOR (average rate of 0.32% at December 31, 2014). While these advances must be repaid between 2016 and 2018, GALIC has the option to prepay all or a portion of the advances. The advances on these agreements are collateralized by mortgage-backed securities with a fair value of $544 million (included in available for sale fixed maturity securities) at December 31, 2014. Interest credited on the funding agreements, which is included in annuity benefits, was $1 million in 2014 and 2013 and less than $1 million in 2012.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Statutory Information   AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

	Net Earnings			Capital and Surplus
	2014	2013	2012	2014	2013
Property and casualty companies	$318	$332	$221	$2,286	$1,896
Life insurance companies	349	294	171	1,714	1,619

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk based capital (“RBC”) applies to both life and property and casualty insurance companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. Companies below specific trigger points or ratios are subject to regulatory action. At December 31, 2014 and 2013, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements. AFG’s insurance companies did not use any prescribed or permitted statutory accounting practices that differed from the NAIC statutory accounting practices at December 31, 2014 or 2013.

Payments of dividends by AFG’s insurance companies are subject to various state laws that limit the amount of dividends that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2015 from its insurance subsidiaries without seeking regulatory clearance is $673 million. Additional amounts of dividends require regulatory approval.

AFG paid common stock dividends to shareholders totaling $169 million, $161 million and $91 million in 2014, 2013 and 2012, respectively. Currently, there are no regulatory restrictions on AFG’s retained earnings or net income that materially impact its ability to pay dividends. Based on shareholders’ equity at December 31, 2014, AFG could pay dividends in excess of $1 billion without violating its most restrictive debt covenant. However, the payment of future dividends will be at the discretion of AFG’s Board of Directors and will be dependent on many factors including AFG’s financial condition and results of operations, the capital requirements of its insurance subsidiaries, and rating agency commitments.

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

	2014	2013	2012
Direct premiums written	$5,387	$4,744	$4,283
Reinsurance assumed	90	61	38
Reinsurance ceded	(1,457)	(1,464)	(1,372)
Net written premiums	$4,020	$3,341	$2,949

Direct premiums earned	$5,195	$4,684	$4,120
Reinsurance assumed	75	45	36
Reinsurance ceded	(1,392)	(1,525)	(1,309)
Net earned premiums	$3,878	$3,204	$2,847

Reinsurance recoveries	$895	$1,255	$1,743

In March 2014, AFG’s property and casualty insurance operations entered into a reinsurance agreement to obtain additional catastrophe protection through a catastrophe bond structure with Riverfront Re Ltd. (“Riverfront”). The reinsurance agreement provides supplemental reinsurance coverage up to $95 million (fully collateralized) for catastrophe losses in excess of $100 million occurring during the period from April 1, 2014 through December 31, 2016. In connection with the reinsurance agreement, Riverfront issued notes to unrelated investors for the full $95 million of coverage provided under the reinsurance agreement. At the time of the agreement, AFG concluded that Riverfront is a variable interest entity, but that it does not have a variable interest in the entity because the variability in Riverfront’s results is expected to be absorbed entirely by the investors

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

in Riverfront. Accordingly, Riverfront is not consolidated in AFG’s financial statements and the reinsurance agreement is accounted for as ceded reinsurance. AFG’s cost for this coverage is approximately $5 million per year.

AFG has reinsured approximately $12.70 billion of its $16.71 billion in face amount of life insurance at December 31, 2014 compared to $13.43 billion of its $17.98 billion in face amount of life insurance at December 31, 2013. Life written premiums ceded were $41 million, $44 million and $42 million for 2014, 2013 and 2012, respectively.

Fixed Annuities   For certain products, the liability for “annuity benefits accumulated” includes reserves for excess benefits expected to be paid on future deaths and annuitizations (“EDAR”), guaranteed withdrawal benefits and accrued persistency and premium bonuses. The liabilities included in AFG’s Balance Sheet for these benefits, excluding the impact of unrealized gains on securities, were as follows at December 31 (in millions):

	2014	2013
Excess death and annuitization	$213	$197
Guaranteed withdrawal benefits	151	71
Accrued persistency and premium bonuses	14	15

Variable Annuities   At December 31, 2014, the aggregate guaranteed minimum death benefit value (assuming every variable annuity policyholder died on that date) on AFG’s variable annuity policies exceeded the fair value of the underlying variable annuities by $23 million, compared to $26 million at December 31, 2013. Death benefits paid in excess of the variable annuity account balances were less than $1 million in each of the last three years.

P.     Additional Information

AFG’s aggregate allowance for uncollectible reinsurance recoverables was $25 million and $27 million at December 31, 2014 and 2013, respectively. AFG reviews the allowance quarterly and adjusts it as necessary to reflect changes in estimates of uncollectible balances. In 2014, 2013 and 2012, AFG recorded charges against the allowance of $4 million, $1 million and less than $1 million, respectively (included in losses and loss adjustment expenses). In 2014, the allowance was reduced by reinsurance recoverable write-offs of $6 million.

Operating Leases   Total rental expense for various leases of office space and equipment was $65 million in 2014, $57 million in 2013 and $51 million in 2012. Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2014, were as follows: 2015 – $62 million; 2016 – $59 million; 2017 – $50 million; 2018 – $42 million; 2019 – $38 million; and $174 million thereafter.

Financial Instruments — Unfunded Commitments   On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2014, AFG and its subsidiaries had commitments to fund credit facilities and contribute capital to limited partnerships and limited liability corporations of approximately $370 million.

Benefit Plans   AFG expensed approximately $30 million in 2014, $32 million in 2013 and $27 million in 2012 for its retirement and employee savings plans.

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

ITEM 10	Directors, Executive Officers of the Registrant and Corporate Governance
ITEM 11	Executive Compensation
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13	Certain Relationships and Related Transactions, and Director Independence
ITEM 14	Principal Accountant Fees and Services

PART IV

ITEM 15

Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:
	1.	Financial Statements are included in Part II, Item 8.

	2.	Financial Statement Schedules:
		A.	Selected Quarterly Financial Data is included in Note N to the Consolidated Financial Statements.

		B.	Schedules filed herewith for 2014, 2013 and 2012:
Page
			II — Condensed Financial Information of Registrant	S-2

			III — Supplementary Insurance Information	S-4

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

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)

Condensed Balance Sheet

	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$292	$523
Investment in securities	58	53
Investment in subsidiaries (a)	5,638	5,041
Other investments	2	2
Other assets	103	108
Total assets	$6,093	$5,727

Liabilities and Equity:
Long-term debt	$990	$840
Other liabilities	224	288
Shareholders’ equity	4,879	4,599
Total liabilities and equity	$6,093	$5,727

Condensed Statement of Earnings

	Year ended December 31,
	2014	2013	2012
Revenues:
Dividends from subsidiaries	$480	$606	$433
Equity in undistributed earnings of subsidiaries	332	260	325
Investment and other income	5	8	5
Total revenues	817	874	763

Costs and Expenses:
Interest charges on intercompany borrowings	10	10	11
Interest charges on other borrowings	69	67	61
Other expenses	66	90	68
Total costs and expenses	145	167	140

Earnings before income taxes	672	707	623
Provision for income taxes	220	236	135
Net Earnings Attributable to Shareholders	$452	$471	$488

Condensed Statement of Comprehensive Income

Net earnings attributable to shareholders	$452	$471	$488
Other comprehensive income (loss), net of tax	167	(271)	252
Total comprehensive income, net of tax	$619	$200	$740

________________________

(a)	Investment in subsidiaries includes intercompany receivables and payables.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)

Condensed Statement of Cash Flows

	Year ended December 31,
	2014	2013	2012
Operating Activities:
Net earnings attributable to shareholders	$452	$471	$488
Adjustments:
Equity in net earnings of subsidiaries	(545)	(579)	(515)
Dividends from subsidiaries	451	543	417
Other operating activities, net	14	(7)	(10)
Net cash provided by operating activities	372	428	380

Investing Activities:
Capital contributions to subsidiaries	(431)	(38)	(274)
Returns of capital from subsidiaries	—	36	1
Purchases of investments, property and equipment	(1)	(2)	(11)
Net cash used in investing activities	(432)	(4)	(284)

Financing Activities:
Additional long-term borrowings	145	—	344
Reductions of long-term debt	—	—	(115)
Issuances of Common Stock	42	50	44
Repurchases of Common Stock	(191)	(70)	(415)
Cash dividends paid on Common Stock	(167)	(160)	(90)
Net cash used in financing activities	(171)	(180)	(232)

Net Change in Cash and Cash Equivalents	(231)	244	(136)
Cash and cash equivalents at beginning of year	523	279	415
Cash and cash equivalents at end of year	$292	$523	$279

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THREE YEARS ENDED DECEMBER 31, 2014
(IN MILLIONS)

Segment	Deferred policy acquisition costs	Reserves for future policy benefits, claims and unpaid losses and LAE	Unearned premiums	Net earned premiums	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums (excluding life)
2014
Property and casualty insurance	$221	$7,872	$1,956	$3,878	$294	$2,494	$485	$746	$4,020
Annuity	564	23,764	—	—	1,136	648	155	83	—
Run-off long-term care and life	36	2,175	—	108	82	164	6	34	74
Other	—	—	—	—	(11)	—	—	272	—
Total	$821	$33,811	$1,956	$3,986	$1,501	$3,306	$646	$1,135	$4,094

2013
Property and casualty insurance	$211	$6,410	$1,757	$3,204	$263	$2,040	$460	$607	$3,341
Annuity	723	20,944	—	—	1,034	531	144	103	—
Run-off long-term care and life	41	2,008	—	114	76	160	6	38	76
Other	—	—	—	—	(27)	—	—	314	—
Total	$975	$29,362	$1,757	$3,318	$1,346	$2,731	$610	$1,062	$3,417

2012
Property and casualty insurance	$204	$6,845	$1,651	$2,847	$275	$1,873	$423	$528	$2,949
Annuity	299	17,609	—	—	976	541	163	68	—
Run-off long-term care and life	47	2,059	—	119	69	225	95	28	79
Medicare supplement and critical illness	—	—	—	199	7	131	19	34	199
Other	—	—	—	—	(26)	—	—	292	—
Total	$550	$26,513	$1,651	$3,165	$1,301	$2,770	$700	$950	$3,227

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

February 26, 2015	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer
__________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Carl H. Lindner III	Co-Chief Executive Officer and Director	February 26, 2015
Carl H. Lindner III	(Principal Executive Officer)

/s/ S. Craig Lindner	Co-Chief Executive Officer and Director	February 26, 2015
S. Craig Lindner	(Principal Executive Officer)

/s/ Joseph E. (Jeff) Consolino	Executive Vice President, Chief Financial Officer and Director	February 26, 2015
Joseph E. (Jeff) Consolino	(Principal Financial and Accounting Officer)

/s/ Kenneth C. Ambrecht	Director	February 26, 2015
Kenneth C. Ambrecht

/s/ John B. Berding	Director	February 26, 2015
John B. Berding

/s/ Virginia (Gina) C. Drosos	Director*	February 26, 2015
Virginia (Gina) C. Drosos

/s/ James E. Evans	Director	February 26, 2015
James E. Evans

/s/ Terry S. Jacobs	Director*	February 26, 2015
Terry S. Jacobs

/s/ Gregory G. Joseph	Director*	February 26, 2015
Gregory G. Joseph

/s/ William W. Verity	Director	February 26, 2015
William W. Verity

/s/ John I. Von Lehman	Director*	February 26, 2015
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
(*)
10(h)
Stock Purchase Agreement dated January 9, 2014 by and between Liberty Mutual Group Inc. and Great American Holding, Inc. (Summit Holdings Southeast, Inc.), filed as Exhibit 10(h) to AFG’s Form 10-K for 2013.
(*)
10(i)	Amended and Restated Consulting Agreement dated February 23, 2015 between AFG and James E. Evans.
12	Computation of ratios of earnings to fixed charges.
21	Subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
31(a)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Balance Sheet
(ii) Consolidated Statement of Earnings
(iii) Consolidated Statement of Comprehensive Income
(iv) Consolidated Statement of Changes in Equity
(v) Consolidated Statement of Cash Flows
(vi) Notes to Consolidated Financial Statements
(vii) Financial Statement Schedules

(*) Incorporated herein by reference.

E-1