Form 10-Q
period 2015-03-31
AMERICAN FINANCIAL GROUP INC
filed 2015-05-07
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
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
          Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2015, there were 87,908,873 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$1,212	$1,343
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $30,090 and $29,074)	31,968	30,734
Fixed maturities, trading at fair value	273	266
Equity securities, available for sale at fair value (cost — $1,306 and $1,283)	1,530	1,501
Equity securities, trading at fair value	180	195
Mortgage loans	1,091	1,117
Policy loans	226	228
Real estate and other investments	904	826
Total cash and investments	37,384	36,210
Recoverables from reinsurers	3,046	3,238
Prepaid reinsurance premiums	475	469
Agents’ balances and premiums receivable	864	889
Deferred policy acquisition costs	756	821
Assets of managed investment entities	3,279	3,108
Other receivables	641	910
Variable annuity assets (separate accounts)	667	662
Other assets	994	1,027
Goodwill	201	201
Total assets	$48,307	$47,535

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$7,636	$7,872
Unearned premiums	1,936	1,956
Annuity benefits accumulated	24,411	23,764
Life, accident and health reserves	2,195	2,175
Payable to reinsurers	494	645
Liabilities of managed investment entities	2,952	2,819
Long-term debt	1,061	1,061
Variable annuity liabilities (separate accounts)	667	662
Other liabilities	1,855	1,527
Total liabilities	43,207	42,481
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 87,885,715 and 87,708,793 shares outstanding	88	88
Capital surplus	1,173	1,152
Retained earnings:
Appropriated — managed investment entities	—	(2)
Unappropriated	2,886	2,914
Accumulated other comprehensive income, net of tax	776	727
Total shareholders’ equity	4,923	4,879
Noncontrolling interests	177	175
Total equity	5,100	5,054
Total liabilities and equity	$48,307	$47,535

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended March 31,
	2015	2014
Revenues:
Property and casualty insurance net earned premiums	$946	$754
Life, accident and health net earned premiums	25	28
Net investment income	388	361
Realized gains (losses) on:
Securities (*)	19	19
Subsidiaries	(162)	—
Income (loss) of managed investment entities:
Investment income	34	28
Gain (loss) on change in fair value of assets/liabilities	(3)	—
Other income	47	21
Total revenues	1,294	1,211

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	576	429
Commissions and other underwriting expenses	313	267
Annuity benefits	184	168
Life, accident and health benefits	32	43
Annuity and supplemental insurance acquisition expenses	38	35
Interest charges on borrowed money	20	18
Expenses of managed investment entities	24	20
Other expenses	77	70
Total costs and expenses	1,264	1,050
Earnings before income taxes	30	161
Provision for income taxes	5	54
Net earnings, including noncontrolling interests	25	107
Less: Net earnings attributable to noncontrolling interests	6	4
Net Earnings Attributable to Shareholders	$19	$103

Earnings Attributable to Shareholders per Common Share:
Basic	$0.22	$1.15
Diluted	$0.21	$1.13
Average number of Common Shares:
Basic	87.6	89.6
Diluted	89.4	91.6

Cash dividends per Common Share	$0.25	$0.22
________________________________________
(*) Consists of the following:
Realized gains before impairments	$23	$20

Losses on securities with impairment	(4)	(1)
Non-credit portion recognized in other comprehensive income (loss)	—	—
Impairment charges recognized in earnings	(4)	(1)
Total realized gains on securities	$19	$19

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2015	2014
Net earnings, including noncontrolling interests	$25	$107
Other comprehensive income (loss), net of tax:
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period	69	137
Reclassification adjustment for realized gains included in net earnings	(12)	(12)
Total net unrealized gains on securities	57	125
Net unrealized gains on cash flow hedges	1	—
Foreign currency translation adjustments	(8)	(5)
Other comprehensive income, net of tax	50	120
Total comprehensive income, net of tax	75	227
Less: Comprehensive income attributable to noncontrolling interests	7	7
Comprehensive income attributable to shareholders	$68	$220

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2014	87,708,793	$1,240	$(2)	$2,914	$727	$4,879	$175	$5,054
Cumulative effect of accounting change	—	—	2	—	—	2	—	2
Net earnings	—	—	—	19	—	19	6	25
Other comprehensive income	—	—	—	—	49	49	1	50
Dividends on Common Stock	—	—	—	(22)	—	(22)	—	(22)
Shares issued:
Exercise of stock options	489,001	20	—	—	—	20	—	20
Other benefit plans	233,224	4	—	—	—	4	—	4
Dividend reinvestment plan	3,606	—	—	—	—	—	—	—
Stock-based compensation expense	—	5	—	—	—	5	—	5
Shares acquired and retired	(516,276)	(8)	—	(23)	—	(31)	—	(31)
Shares exchanged — benefit plans	(32,633)	—	—	(2)	—	(2)	—	(2)
Other	—	—	—	—	—	—	(5)	(5)
Balance at March 31, 2015	87,885,715	$1,261	$—	$2,886	$776	$4,923	$177	$5,100

Balance at December 31, 2013	89,513,386	$1,213	$49	$2,777	$560	$4,599	$170	$4,769
Net earnings	—	—	—	103	—	103	4	107
Other comprehensive income	—	—	—	—	117	117	3	120
Allocation of earnings of managed investment entities	—	—	—	—	—	—	—	—
Dividends on Common Stock	—	—	—	(19)	—	(19)	—	(19)
Shares issued:
Exercise of stock options	323,473	11	—	—	—	11	—	11
Other benefit plans	192,525	5	—	—	—	5	—	5
Dividend reinvestment plan	3,343	—	—	—	—	—	—	—
Stock-based compensation expense	—	5	—	—	—	5	—	5
Shares acquired and retired	(419,938)	(6)	—	(18)	—	(24)	—	(24)
Shares exchanged — benefit plans	(23,790)	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2014	89,588,999	$1,228	$49	$2,842	$677	$4,796	$177	$4,973

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2015	2014
Operating Activities:
Net earnings, including noncontrolling interests	$25	$107
Adjustments:
Depreciation and amortization	31	27
Annuity benefits	184	168
Realized (gains) losses on investing activities	133	(19)
Net (purchases) sales of trading securities	(4)	6
Deferred annuity and life policy acquisition costs	(44)	(50)
Change in:
Reinsurance and other receivables	483	459
Other assets	27	(5)
Insurance claims and reserves	(242)	(226)
Payable to reinsurers	(151)	(108)
Other liabilities	(41)	(60)
Managed investment entities’ assets/liabilities	(25)	(99)
Other operating activities, net	21	4
Net cash provided by operating activities	397	204

Investing Activities:
Purchases of:
Fixed maturities	(1,605)	(1,355)
Equity securities	(79)	(137)
Mortgage loans	(31)	(113)
Real estate, property and equipment	(19)	(14)
Business	—	(8)
Proceeds from:
Maturities and redemptions of fixed maturities	736	782
Repayments of mortgage loans	59	6
Sales of fixed maturities	32	151
Sales of equity securities	79	51
Sales of real estate, property and equipment	23	1
Managed investment entities:
Purchases of investments	(258)	(244)
Proceeds from sales and redemptions of investments	149	442
Other investing activities, net	(54)	12
Net cash used in investing activities	(968)	(426)

Financing Activities:
Annuity receipts	813	967
Annuity surrenders, benefits and withdrawals	(443)	(395)
Net transfers from variable annuity assets	10	6
Issuances of managed investment entities’ liabilities	103	45
Retirement of managed investment entities’ liabilities	(4)	(133)
Issuances of Common Stock	19	11
Repurchases of Common Stock	(31)	(24)
Cash dividends paid on Common Stock	(22)	(19)
Other financing activities, net	(5)	1
Net cash provided by financing activities	440	459
Net Change in Cash and Cash Equivalents	(131)	237
Cash and cash equivalents at beginning of period	1,343	1,639
Cash and cash equivalents at end of period	$1,212	$1,876

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Acquisitions and Sale of Businesses	I.	Goodwill and Other Intangibles
C.	Segments of Operations	J.	Long-Term Debt
D.	Fair Value Measurements	K.	Shareholders’ Equity
E.	Investments	L.	Income Taxes
F.	Derivatives	M.	Contingencies
G.	Deferred Policy Acquisition Costs

A.     Accounting Policies

Basis of Presentation   The accompanying consolidated financial statements for American Financial Group, Inc. (“AFG”) and its subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary to be in conformity with U.S. generally accepted accounting principles (“GAAP”).

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2015, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Other than recording an estimated loss on the pending sale of its long-term care business (see Note B — “Acquisitions and Sale of Businesses”), AFG did not have any significant nonrecurring fair value measurements in the first three months of 2015.

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

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-02, which amends certain consolidation accounting guidance, including the VIE guidance that applies to collateralized financing entities such as CLOs. The new guidance, which AFG intends to adopt effective January 1, 2016, will affect how fee arrangements with CLO asset managers impact the determination of the primary beneficiary of these entities. Due to the significance of AFG’s investments in the CLOs that it manages, management does not expect the new guidance to impact the consolidation of its currently outstanding CLOs. In addition, the new guidance impacts the consolidation analysis that applies to limited partnerships and similar entities. Management is currently evaluating its investments in limited partnerships and similar entities under the new guidance.

Because AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities, the assets and liabilities of the CLOs are shown separately in AFG’s Balance Sheet. AFG has elected the fair value option for reporting on the CLO assets and liabilities to improve the transparency of financial reporting related to the CLOs. The net gain or loss from accounting for the CLO assets and liabilities at fair value is presented separately in AFG’s Statement of Earnings.

Effective January 1, 2015, AFG adopted (on a modified retrospective basis) ASU 2014-13, which addresses the diversity in practice regarding the accounting for assets and liabilities of a consolidated collateralized financing entity (such as a CLO) when an election has been made to account for that entity’s assets and liabilities at fair value. The fair values of a CLO’s assets may differ from the separately measured fair values of its liabilities even though the CLO liabilities only have recourse to the CLO assets. Under the new guidance, AFG has elected to set the carrying value of the CLO liabilities equal to the fair value of the CLO assets (which have more observable fair values) as an alternative to reporting those liabilities at a separately measured fair value. CLO earnings attributable to AFG’s shareholders continue to be measured by the change in the fair value of AFG’s investments in the CLOs and management fees earned.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Prior to the adoption of this guidance, measuring both the CLO assets and CLO liabilities at separately determined fair values resulted in a difference between the carrying value of the CLO assets and the carrying value of the CLO liabilities that was not attributable to AFG’s ownership interest in the CLOs and CLO earnings (losses) that were not attributable to AFG’s shareholders. Accordingly, in periods prior to 2015, the difference between the fair value of the CLO assets and the fair value of the CLO liabilities was recorded as “appropriated retained earnings — managed investment entities” in AFG’s Balance Sheet and the earnings (losses) that were not attributable to AFG’s shareholders were included in net earnings (loss) attributable to noncontrolling interests in AFG’s Statement of Earnings.

Under the guidance adopted in 2015, there is no longer any excess carrying value of CLO assets over the carrying value of CLO liabilities to be reported as “appropriated retained earnings — managed investment entities” in AFG’s Balance Sheet or any CLO earnings to be attributed to noncontrolling interests in AFG’s Statement of Earnings. In accordance with the guidance, the amount reported as “appropriated retained earnings — managed investment entities” at December 31, 2014 was reclassified to “liabilities of managed investment entities” on January 1, 2015 as the cumulative effect of an accounting change. While the new guidance impacted the presentation of individual CLO-related line items in AFG’s Statement of Earnings, it had no overall impact on AFG’s Net Earnings Attributable to Shareholders.

At March 31, 2015, assets and liabilities of managed investment entities included $222 million in assets and $177 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that is expected to close in the second quarter of 2015. Upon closing, all warehoused assets are expected to be transferred to the new CLO and the liabilities will be repaid.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period employees earn such benefits.

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: first three months of 2015 and 2014 — 1.8 million and 2.0 million, respectively.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: first three months of 2015 and 2014 — 1.3 million and 0.6 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2015 and 2014 periods.

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

B.     Acquisitions and Sale of Businesses

Acquisition of Summit Holding Southeast, Inc. On April 1, 2014, AFG acquired Summit Holding Southeast, Inc. and its related companies (“Summit”), from Liberty Mutual Insurance for $259 million using cash on hand at the parent company. Immediately following the acquisition, AFG made a capital contribution of $140 million, bringing its total capital investment in the Summit business to $399 million. Summit is based in Lakeland, Florida and is a leading provider of specialty workers’ compensation solutions in the southeastern United States, which generated $539 million in net written premiums in 2014, including $410 million after the acquisition date. Summit continues to operate under the Summit brand as a member of AFG’s Great American Insurance Group. Summit is included in the Specialty casualty sub-segment and generated $129 million in net earned premiums and $5 million in underwriting profit in the first three months of 2015.

Acquisition of Renewal Rights On March 27, 2014, AFG completed a renewal rights agreement with Selective Insurance Company of America to acquire Selective’s pooled public entity book of business for $8 million. At the acquisition date, this book of business had approximately $38 million in in-force gross written premiums. The acquired business generated $33 million of gross written premiums and $23 million of net written premiums in 2014.

Sale of Long-term Care Business AFG ceased new sales of long-term care insurance, which is included in the run-off long-term care and life segment, in January 2010. AFG has continued to service and accept renewal premiums on its outstanding policies, which are guaranteed renewable. On April 13, 2015, AFG reached an agreement to sell all of its run-off long-term care insurance business to HC2 Holdings, Inc. (“HC2”) for an initial payment of $7 million in cash and HC2 securities (subject to adjustment based on certain items, including operating results through the closing date). AFG may also receive up to $13 million of additional proceeds from HC2 in the future based on the release of certain statutory liabilities of the legal entities sold by AFG. The legal entities involved in the transaction, United Teacher Associates Insurance Company and Continental General Insurance Company, contain all of AFG’s long-term care insurance reserves, as well as smaller blocks of annuity and life insurance business. The transaction is expected to close in the third quarter of 2015, subject to customary conditions, including receipt of required regulatory approvals.

Including the significant tax benefit from the sale, AFG expects to receive after-tax proceeds of between $105 million and $115 million from the transaction (based on final proceeds received and final net assets at closing), excluding any potential additional proceeds from the release of statutory liabilities.

Based on the status of ongoing negotiations at the end of the quarter, management determined that the potential sale of the run-off long-term care business met the GAAP “held for sale” criteria as of March 31, 2015. Accordingly, AFG recorded a loss in the first quarter of 2015 to establish a liability (included in other liabilities in AFG’s Balance Sheet) equal to the excess of the net carrying value of the assets and liabilities to be disposed over the estimated net sale proceeds. The loss may be adjusted at the closing date based on the final proceeds received and final net assets disposed. At March 31, 2015, the carrying value of the assets and liabilities to be disposed represented approximately 4% of both AFG’s assets and liabilities and are detailed in the table below.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Under accounting guidance effective on January 1, 2015, only disposals of components of an entity that represent a strategic shift and that have a major effect on a reporting entity’s operations and financial results are reported as discontinued operations. Due to the run-off nature of the business and the immaterial expected impact on AFG’s results of operations, the pending sale of AFG’s long-term care insurance business is not reported as a discontinued operation.

The estimated impact of the third quarter sale of the run-off long-term care insurance business on AFG’s financial statements is shown below (in millions):

March 31, 2015
Estimated sale proceeds (*)	$14

Assets of businesses sold:
Cash and investments	$1,397
Recoverables from reinsurers	603
Deferred policy acquisition costs	15
Other receivables	14
Other assets	7
Goodwill	2
Total assets	2,038
Liabilities of businesses sold:
Annuity benefits accumulated	270
Life, accident and health reserves	1,537
Other liabilities	27
Total liabilities	1,834
Reclassify net unrealized gain on marketable securities	28
Net assets of businesses sold	$176

Pretax loss on subsidiaries	$(162)

(*)	Includes fair value of the potential additional consideration and is shown net of estimated expenses.

Revenues, costs and expenses, and earnings before income taxes for the subsidiaries to be sold were (in millions):

	Three months ended March 31,
	2015	2014
Life, accident and health net earned premiums:
Long-term care	$17	$19
Life operations	3	3
Net investment income	18	21
Realized gains (losses) on securities and other income	(2)	1
Total revenues	36	44
Annuity benefits	2	2
Life, accident and health benefits:
Long-term care	21	29
Life operations	3	3
Annuity and supplemental insurance acquisition expenses	3	3
Other expenses	4	4
Total costs and expenses	33	41
Earnings before income taxes	$3	$3

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

	Three months ended March 31,
	2015	2014
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$313	$301
Specialty casualty	490	313
Specialty financial	120	117
Other specialty	23	23
Total premiums earned	946	754
Net investment income	79	67
Other income	6	2
Total property and casualty insurance	1,031	823
Annuity:
Net investment income	292	275
Other income	24	18
Total annuity	316	293
Run-off long-term care and life	46	51
Other	44	25
Total revenues before realized gains (loss)	1,437	1,192
Realized gains on securities	19	19
Realized loss on subsidiaries	(162)	—
Total revenues	$1,294	$1,211

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended March 31,
	2015	2014
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$7	$6
Specialty casualty	28	38
Specialty financial	22	10
Other specialty	3	5
Other lines	—	(1)
Total underwriting	60	58
Investment and other income, net	73	54
Total property and casualty insurance	133	112
Annuity	75	73
Run-off long-term care and life	4	(2)
Other (*)	(39)	(41)
Total earnings before realized gains (loss) and income taxes	173	142
Realized gains on securities	19	19
Realized loss on subsidiaries	(162)	—
Total earnings before income taxes	$30	$161

(*)
Includes holding company expenses. Also includes earnings of managed investment entities attributable to noncontrolling interest of less than $1 million for the first three months of 2014. Following the adoption of new guidance in the first quarter of 2015, there are no longer earnings of managed investment entities that are attributable to noncontrolling interests. See Note A — “Accounting Policies — Managed Investment Entities.”

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

Level 3 — Valuations derived from market valuation techniques generally consistent with those used to estimate the fair values of Level 2 financial instruments in which one or more significant inputs are unobservable or when the market for a security exhibits significantly less liquidity relative to markets supporting Level 2 fair value measurements. The unobservable inputs may include management’s own assumptions about the assumptions market participants would use based on the best information available in the circumstances. AFG’s Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, observable market information, and prior to 2015 certain liabilities of the CLOs.

Under new guidance adopted in the first quarter of 2015, discussed in Note A — “Accounting Policies — Managed Investment Entities,” AFG has elected to set the carrying value of the CLO liabilities equal to the fair value of the CLO assets (which have more observable fair values) as an alternative to reporting those liabilities at separately measured fair values. Following the adoption of the new guidance, the CLO liabilities are categorized within the fair value hierarchy on the same basis (proportionally) as the related CLO assets. Since the portion of the CLO liabilities allocated to Level 3 is derived from the fair value of the CLO assets, beginning with the first quarter of 2015, these amounts are excluded from the progression of Level 3 financial instruments.

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

In April 2015, AFG reached an agreement to sell all of its run-off long-term care insurance business. As discussed in Note B — “Acquisitions and Sale of Businesses,” AFG recorded a loss in the first quarter of 2015 to write down the net carrying value of the assets and liabilities to be disposed to the estimated net sale proceeds of $14 million (estimated fair value less costs to sell). The estimate of fair value was derived using significant unobservable inputs (Level 3).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2015
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$123	$192	$15	$330
States, municipalities and political subdivisions	—	7,045	61	7,106
Foreign government	—	184	—	184
Residential MBS	—	4,019	306	4,325
Commercial MBS	—	2,359	44	2,403
Asset-backed securities (“ABS”)	—	4,013	211	4,224
Corporate and other	38	12,775	583	13,396
Total AFS fixed maturities	161	30,587	1,220	31,968
Trading fixed maturities	13	260	—	273
Equity securities	1,388	238	84	1,710
Assets of managed investment entities (“MIE”)	120	3,130	29	3,279
Variable annuity assets (separate accounts) (*)	—	667	—	667
Other investments — derivatives	—	318	—	318
Total assets accounted for at fair value	$1,682	$35,200	$1,333	$38,215
Liabilities:
Liabilities of managed investment entities	$108	$2,818	$26	$2,952
Derivatives in annuity benefits accumulated	—	—	1,243	1,243
Other liabilities — derivatives	—	13	—	13
Total liabilities accounted for at fair value	$108	$2,831	$1,269	$4,208

December 31, 2014
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$164	$174	$15	$353
States, municipalities and political subdivisions	—	6,647	100	6,747
Foreign government	—	194	—	194
Residential MBS	—	4,142	300	4,442
Commercial MBS	—	2,407	44	2,451
Asset-backed securities	—	3,661	226	3,887
Corporate and other	36	12,078	546	12,660
Total AFS fixed maturities	200	29,303	1,231	30,734
Trading fixed maturities	12	254	—	266
Equity securities	1,306	297	93	1,696
Assets of managed investment entities	174	2,903	31	3,108
Variable annuity assets (separate accounts) (*)	—	662	—	662
Other investments — derivatives	—	322	—	322
Total assets accounted for at fair value	$1,692	$33,741	$1,355	$36,788
Liabilities:
Liabilities of managed investment entities	$118	$—	$2,701	$2,819
Derivatives in annuity benefits accumulated	—	—	1,160	1,160
Other liabilities — derivatives	—	13	—	13
Total liabilities accounted for at fair value	$118	$13	$3,861	$3,992

(*)    Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in trade frequency. During the first three months of 2015, there was one common stock and two perpetual preferred stocks with aggregate fair values of $53 million and $5 million, respectively, transferred from Level 2 to Level 1. During the first three months of 2014, eight perpetual preferred stocks with an aggregate fair value of $55 million were transferred from Level 1 to Level 2.

Approximately 3.5% of the total assets carried at fair value on March 31, 2015, were Level 3 assets. Approximately 75% ($990 million) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than 1% of the total assets measured at fair value and approximately 6% of AFG’s shareholders’ equity, changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $1.24 billion at March 31, 2015. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.40% – 1.75% over the risk free rate
Risk margin for uncertainty in cash flows	0.52% reduction in the discount rate
Surrenders	4% – 16% of indexed account value
Partial surrenders	2% – 10% of indexed account value
Annuitizations	1% – 1.5% of indexed account value
Deaths	1.5% – 3.0% of indexed account value
Budgeted option costs	2.0% – 3.25% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first three months of 2015 and 2014 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

			Total realized/unrealized gains (losses) included in
	Balance at December 31, 2014	Impact of accounting change (*)	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2015
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$—	$15
State and municipal	100	—	—	—	—	—	—	(39)	61
Residential MBS	300	—	(1)	3	—	(7)	41	(30)	306
Commercial MBS	44	—	—	—	—	—	—	—	44
Asset-backed securities	226	—	—	—	5	(41)	21	—	211
Corporate and other	546	—	—	6	44	(13)	—	—	583
Equity securities	93	—	—	(2)	10	—	—	(17)	84
Assets of MIE	31	—	(2)	—	—	—	—	—	29
Liabilities of MIE	(2,701)	2,701	—	—	—	—	—	—	—
Embedded derivatives	(1,160)	—	(50)	—	(47)	14	—	—	(1,243)

(*)	The impact of implementing new guidance adopted in 2015, as discussed above and in Note A — “Accounting Policies — Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2013	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2014
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	61	—	—	—	—	—	—	61
Residential MBS	316	1	4	—	(8)	32	(73)	272
Commercial MBS	28	—	—	—	—	—	—	28
Asset-backed securities	75	—	1	50	(1)	81	—	206
Corporate and other	335	1	3	1	(16)	—	(2)	322
Equity securities	31	1	2	30	(9)	—	(14)	41
Assets of MIE	30	(1)	—	—	—	—	—	29
Liabilities of MIE (*)	(2,411)	1	—	(45)	133	—	—	(2,322)
Embedded derivatives	(804)	(54)	—	(55)	9	—	—	(904)

(*)	Total realized/unrealized gains (losses) included in net income includes gains of $4 million related to liabilities outstanding as of March 31, 2014. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Financial assets:
Cash and cash equivalents	$1,212	$1,212	$1,212	$—	$—
Mortgage loans	1,091	1,100	—	—	1,100
Policy loans	226	226	—	—	226
Total financial assets not accounted for at fair value	$2,529	$2,538	$1,212	$—	$1,326
Financial liabilities:
Annuity benefits accumulated (*)	$24,209	$23,966	$—	$—	$23,966
Long-term debt	1,061	1,197	—	1,123	74
Total financial liabilities not accounted for at fair value	$25,270	$25,163	$—	$1,123	$24,040

December 31, 2014
Financial assets:
Cash and cash equivalents	$1,343	$1,343	$1,343	$—	$—
Mortgage loans	1,117	1,124	—	—	1,124
Policy loans	228	228	—	—	228
Total financial assets not accounted for at fair value	$2,688	$2,695	$1,343	$—	$1,352
Financial liabilities:
Annuity benefits accumulated (*)	$23,561	$23,187	$—	$—	$23,187
Long-term debt	1,061	1,180	—	1,106	74
Total financial liabilities not accounted for at fair value	$24,622	$24,367	$—	$1,106	$23,261

(*)	Excludes life contingent annuities in the payout phase.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities and equity securities at March 31, 2015 and December 31, 2014, consisted of the following (in millions):

	March 31, 2015				December 31, 2014
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$323	$330	$10	$(3)	$347	$353	$8	$(2)
States, municipalities and political subdivisions	6,713	7,106	401	(8)	6,393	6,747	364	(10)
Foreign government	172	184	12	—	184	194	10	—
Residential MBS	3,934	4,325	404	(13)	4,046	4,442	411	(15)
Commercial MBS	2,247	2,403	156	—	2,294	2,451	158	(1)
Asset-backed securities	4,175	4,224	57	(8)	3,872	3,887	37	(22)
Corporate and other	12,526	13,396	892	(22)	11,938	12,660	751	(29)
Total fixed maturities	$30,090	$31,968	$1,932	$(54)	$29,074	$30,734	$1,739	$(79)
Common stocks	$888	$1,087	$232	$(33)	$885	$1,087	$227	$(25)
Perpetual preferred stocks	$418	$443	$28	$(3)	$398	$414	$21	$(5)
The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at March 31, 2015 and December 31, 2014, respectively, were $218 million and $220 million. Gross unrealized gains on such securities at March 31, 2015 and December 31, 2014 were $152 million and $151 million, respectively. Gross unrealized losses on such securities at March 31, 2015 and December 31, 2014 were $7 million and $8 million, respectively. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and nearly all relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
March 31, 2015
Fixed maturities:
U.S. Government and government agencies	$—	$6	100%	$(3)	$15	83%
States, municipalities and political subdivisions	(5)	507	99%	(3)	57	95%
Residential MBS	(5)	332	99%	(8)	193	96%
Commercial MBS	—	38	100%	—	10	100%
Asset-backed securities	(3)	625	100%	(5)	461	99%
Corporate and other	(18)	555	97%	(4)	75	95%
Total fixed maturities	$(31)	$2,063	99%	$(23)	$811	97%
Common stocks	$(33)	$218	87%	$—	$—	—%
Perpetual preferred stocks	$—	$20	100%	$(3)	$49	94%

December 31, 2014
Fixed maturities:
U.S. Government and government agencies	$—	$39	100%	$(2)	$15	88%
States, municipalities and political subdivisions	(2)	222	99%	(8)	408	98%
Residential MBS	(4)	298	99%	(11)	209	95%
Commercial MBS	(1)	38	97%	—	11	100%
Asset-backed securities	(11)	1,389	99%	(11)	622	98%
Corporate and other	(16)	588	97%	(13)	433	97%
Total fixed maturities	$(34)	$2,574	99%	$(45)	$1,698	97%
Common stocks	$(25)	$260	91%	$—	$—	—%
Perpetual preferred stocks	$(1)	$45	98%	$(4)	$55	93%

At March 31, 2015, the gross unrealized losses on fixed maturities of $54 million relate to approximately 480 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 55% of the gross unrealized loss and 79% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first three months of 2015, AFG recorded less than $1 million in other-than-temporary impairment charges related to its residential MBS.

In the first three months of 2015, AFG recorded approximately $5 million in other-than-temporary impairment charges related to corporate bonds.

AFG recorded $2 million other-than-temporary impairment charges on common stocks in the first three months of 2015. At March 31, 2015, the gross unrealized losses on common stocks of $33 million relate to 33 securities, none of which has been in an unrealized loss position for more than 12 months.

At March 31, 2015, the gross unrealized losses on preferred stocks of $3 million relate to 11 securities. All of the preferred stocks that have been in an unrealized loss position for 12 months or more (7 securities) have investment grade ratings.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2015	2014
Balance at January 1	$170	$194
Additional credit impairments on:
Previously impaired securities	1	—
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(3)	(17)
Balance at March 31	$168	$177

The table below sets forth the scheduled maturities of available for sale fixed maturities as of March 31, 2015 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$958	$978	3%
After one year through five years	4,894	5,262	16%
After five years through ten years	9,286	9,817	31%
After ten years	4,596	4,959	16%
	19,734	21,016	66%
ABS (average life of approximately 4-1/2 years)	4,175	4,224	13%
MBS (average life of approximately 4-1/2 years)	6,181	6,728	21%
Total	$30,090	$31,968	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at March 31, 2015 or December 31, 2014.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
March 31, 2015
Unrealized gain on:
Fixed maturities — annuity segment (*)	$1,349	$(472)	$877
Fixed maturities — all other	529	(196)	333
Equity securities	224	(81)	143
Deferred policy acquisition costs — annuity segment	(601)	210	(391)
Annuity benefits accumulated	(179)	63	(116)
Life, accident and health reserves	(109)	38	(71)
Unearned revenue	36	(12)	24
	$1,249	$(450)	$799

December 31, 2014
Unrealized gain on:
Fixed maturities — annuity segment (*)	$1,157	$(405)	$752
Fixed maturities — all other	503	(185)	318
Equity securities	218	(79)	139
Deferred policy acquisition costs — annuity segment	(531)	186	(345)
Annuity benefits accumulated	(112)	39	(73)
Life, accident and health reserves	(104)	36	(68)
Unearned revenue	31	(11)	20
	$1,162	$(419)	$743

(*)	Unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended March 31,
	2015	2014
Investment income:
Fixed maturities	$352	$327
Equity securities	17	16
Equity in earnings of partnerships and similar investments	3	6
Other	21	17
Gross investment income	393	366
Investment expenses	(5)	(5)
Net investment income	$388	$361

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (a)	Total Pretax	Tax Effects	Noncon- trolling Interests	Total
Three months ended March 31, 2015
Realized before impairments	$3	$21	$—	$(1)	$23	$(8)	$—	$15
Realized — impairments	(5)	(2)	—	3	(4)	1	—	(3)
Change in unrealized	218	6	—	(137)	87	(30)	(1)	56

Three months ended March 31, 2014
Realized before impairments	$13	$6	$1	$—	$20	$(7)	$—	$13
Realized — impairments	(1)	—	—	—	(1)	—	—	(1)
Change in unrealized	316	13	—	(136)	193	(68)	(3)	122

(a)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

Gross realized gains and losses (excluding impairment writedowns and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Three months ended March 31,
	2015	2014
Fixed maturities:
Gross gains	$5	$11
Gross losses	—	(1)
Equity securities:
Gross gains	21	8
Gross losses	—	—

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies” to the financial statements, AFG uses derivatives in certain areas of its operations.

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		March 31, 2015		December 31, 2014
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$164	$—	$158	$—
Public company warrants	Equity securities	—	—	19	—
Interest rate swaptions	Other investments	—	—	—	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	1,243	—	1,160
Equity index call options	Other investments	316	—	322	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	13	—	13
		$480	$1,256	$499	$1,173

The MBS with embedded derivatives consist primarily of interest-only MBS with interest rates that float inversely with short-term rates. AFG records the entire change in the fair value of these securities in earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s investment portfolio.

Warrants to purchase shares of publicly traded companies, which represent a small component of AFG’s overall investment portfolio, are considered to be derivatives that must be marked to market through earnings. AFG exercised its most significant warrant position in the first three months of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG has $200 million notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring in 2015) outstanding at March 31, 2015, which are used to mitigate interest rate risk in its annuity operations. AFG paid $4 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.

AFG’s fixed-indexed annuities, which represented approximately one-half of annuity benefits accumulated at March 31, 2015, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($262 million at March 31, 2015) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A to the financial statements, certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the first three months of 2015 and 2014 (in millions):

		Three months ended March 31,
Derivative	Statement of Earnings Line	2015	2014
MBS with embedded derivatives	Realized gains on securities	$(2)	$3
Public company warrants	Realized gains on securities	—	(2)
Interest rate swaptions	Realized gains on securities	—	(1)
Fixed-indexed annuities (embedded derivative)	Annuity benefits	(50)	(54)
Equity index call options	Annuity benefits	20	30
Reinsurance contracts (embedded derivative)	Net investment income	—	(2)
		$(32)	$(26)

Derivatives Designated and Qualifying as Cash Flow Hedges   In the third quarter of 2014, AFG entered into a five-year $431 million notional amount interest rate swap under which AFG receives fixed rate interest payments in exchange for variable interest payments based on one-month LIBOR. The purpose of the swap is to effectively convert a portion of AFG’s floating rate MBS to fixed rate by offsetting the variability in cash flows attributable to changes in one-month LIBOR. The notional amount of the swap amortizes down over its five-year life in anticipation of an expected decline in AFG’s portfolio of MBS with interest rates based on one-month LIBOR ($374 million and $401 million notional amounts at March 31, 2015 and December 31, 2014, respectively). The fair value of the effective portion of the interest rate swap was $2 million and less than $1 million at March 31, 2015 and December 31, 2014, respectively, and is included in AOCI, net of DPAC and tax. During the first three months of 2015, $1 million was reclassified from AOCI to net investment income. There was no ineffectiveness recorded in Net Earnings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales				Consolidated
	Costs	Costs	Inducements	PVFP	Unrealized	Total	Total
Balance at December 31, 2014	$221	$925	$132	$74	$(531)	$600	$821
Additions	121	44	3	—	—	47	168
Amortization:
Periodic amortization	(126)	(29)	(7)	(3)	—	(39)	(165)
Included in realized gains	—	2	—	—	—	2	2
Foreign currency translation	1	—	—	—	—	—	1
Change in unrealized	—	—	—	—	(71)	(71)	(71)
Balance at March 31, 2015	$217	$942	$128	$71	$(602)	$539	$756

Balance at December 31, 2013	$211	$875	$149	$85	$(345)	$764	$975
Additions	124	50	4	—	—	54	178
Periodic amortization	(121)	(27)	(7)	(3)	—	(37)	(158)
Change in unrealized	—	—	—	—	(105)	(105)	(105)
Balance at March 31, 2014	$214	$898	$146	$82	$(450)	$676	$890

The present value of future profits (“PVFP”) amounts in the table above are net of $212 million and $209 million of accumulated amortization at March 31, 2015 and December 31, 2014, respectively.

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

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $325 million (including $127 million invested in the most subordinate debt tranches) at March 31, 2015, and $289 million at December 31, 2014.

During the first three months of 2014, AFG subsidiaries purchased $3 million face amount of senior debt tranches of existing CLOs for $3 million. During the first three months of 2015 and 2014, AFG subsidiaries received redemption proceeds of $1 million and $29 million, respectively, from its CLO investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. See Note A — “Accounting Policies — Managed Investment Entities,” for a discussion of accounting guidance adopted on January 1, 2015 that impacts the measurement of the fair value of CLO liabilities. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended March 31,
	2015	2014
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$33	$(1)
Liabilities	(36)	1
Management fees paid to AFG	4	3
CLO earnings attributable to AFG shareholders (b)	3	5

(a)	Included in Revenues in AFG’s Statement of Earnings.

(b)	Included in Earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $54 million and $83 million at March 31, 2015 and December 31, 2014. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $119 million and $131 million at those dates. The CLO assets include $5 million and $2 million in loans (aggregate unpaid principal balance of $10 million and $6 million, respectively) at March 31, 2015 and December 31, 2014 for which the CLOs are not accruing interest because the loans are in default.

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $201 million during the first three months of 2015. Included in other assets in AFG’s Balance Sheet is $47 million at March 31, 2015 and $49 million at December 31, 2014 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $12 million and $91 million, respectively. Amortization of intangibles was $2 million and $3 million in the first three months of 2015 and 2014, respectively.

J.    Long-Term Debt

The carrying value of long-term debt consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Direct Senior Obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
Other	3	3
	840	840

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	150

Subsidiaries:
Notes payable secured by real estate due 2015 through 2016	59	59
National Interstate bank credit facility	12	12
	71	71
	$1,061	$1,061

Scheduled principal payments on debt for the balance of 2015, the subsequent five years and thereafter were as follows: 2015 — $14 million; 2016 — $45 million; 2017 — $12 million; 2018 — none; 2019 — $350 million; 2020 — none and thereafter — $640 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	March 31, 2015	December 31, 2014
Senior unsecured obligations	$852	$852
Subordinated unsecured obligations	150	150
Obligations secured by real estate	59	59
	$1,061	$1,061

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at March 31, 2015 or December 31, 2014.

National Interstate can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. At March 31, 2015, there was $12 million outstanding under this agreement, bearing interest at 1.20% (six-month LIBOR plus 0.875%).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Three months ended March 31, 2015
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$106	$(37)	$69	$(1)	$68
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(19)	7	(12)	—	(12)
Total net unrealized gains on securities (b)	$743	87	(30)	57	(1)	56	$799
Net unrealized gains on cash flow hedges	—	1	—	1	—	1	1
Foreign currency translation adjustments	(8)	(8)	—	(8)	—	(8)	(16)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	(8)
Total	$727	$80	$(30)	$50	$(1)	$49	$776

Three months ended March 31, 2014
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$211	$(74)	$137	$(3)	$134
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(18)	6	(12)	—	(12)
Total net unrealized gains on securities	$563	193	(68)	125	(3)	122	$685
Foreign currency translation adjustments	1	(5)	—	(5)	—	(5)	(4)
Pension and other postretirement plans adjustments	(4)	—	—	—	—	—	(4)
Total	$560	$188	$(68)	$120	$(3)	$117	$677

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Consolidated Statement of Earnings:

OCI component	Affected line in the Consolidated Statement of Earnings
Pretax	Realized gains on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $57 million at March 31, 2015 compared to $58 million at December 31, 2014 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2015, AFG issued 171,130 shares of restricted Common Stock (fair value of $63.15 per share) and granted stock options for 716,818 shares of Common Stock (at an exercise price of $63.15) under the Stock Incentive Plan. In addition, AFG issued 54,732 shares of Common Stock (fair value of $62.55 per share) in the first quarter of 2015 under the Equity Bonus Plan.

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

	Three months ended March 31,
	2015	2014
Exercise price	$63.15	$56.44
Expected dividend yield	1.6%	1.6%
Expected volatility	25%	26%
Expected term (in years)	7.25	7.25
Risk-free rate	1.88%	2.20%

Grant date fair value	$15.29	$14.65

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $6 million and $7 million, respectively, in the first three months of 2015 and 2014.

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in the Statement of Earnings (dollars in millions):

	Three months ended March 31,
	2015		2014
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$30		$161

Income taxes at statutory rate	$10	35%	$56	35%
Effect of:
Tax exempt interest	(7)	(23%)	(5)	(3%)
Change in valuation allowance	(1)	(3%)	1	1%
Subsidiaries not in AFG’s tax return	1	3%	1	1%
Other	2	5%	1	—%
Provision for income taxes as shown in the Statement of Earnings	$5	17%	$54	34%

Excluding the tax benefit from the loss on the sale of the long-term care business that was recorded in the first quarter of 2015, AFG’s effective tax rate was 32%. This approximates AFG’s expected annual effective tax rate excluding the loss. During the first three months of 2015, there were no material changes to AFG’s liability for uncertain tax positions.

M.     Contingencies

As discussed in Note B — “Acquisitions and Sale of Businesses,” AFG recorded a $162 million pretax loss in the first quarter of 2015 to establish a liability (included in other liabilities in AFG’s Balance Sheet) that effectively reduces the net carrying value of the assets and liabilities to be disposed in the pending sale of its run-off long-term care business to equal the estimated net sale proceeds from the sale. There have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2014 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims, as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	32	Managed Investment Entities	40
Overview	33	Results of Operations	43
Critical Accounting Policies	33	General	43
Liquidity and Capital Resources	33	Segmented Statement of Earnings	44
Ratios	33	Property and Casualty Insurance	45
Condensed Consolidated Cash Flows	34	Annuity	53
Parent and Subsidiary Liquidity	35	Run-off Long-Term Care and Life	59
Investments	36	Holding Company, Other and Unallocated	59
Uncertainties	40	Recent and Pending Accounting Standards	61

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

•	performance of securities markets;

•	AFG’s ability to estimate accurately the likelihood, magnitude and timing of any losses in connection with investments in the non-agency residential mortgage market;

•	new legislation or declines in credit quality or credit ratings that could have a material impact on the valuation of securities in AFG’s investment portfolio;

•	the availability of capital;

•	the possibility that the pending sale of AFG’s run-off long-term care business is not consummated;

•	regulatory actions (including changes in statutory accounting rules);

•	changes in the legal environment affecting AFG or its customers;

•	tax law and accounting changes;

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

Net earnings attributable to AFG’s shareholders for the first three months of 2015 were $19 million ($0.21 per share, diluted) compared to $103 million ($1.13 per share, diluted) reported in the same period of 2014, reflecting:

•	the loss on the pending sale of AFG’s run-off long-term care business,

•	higher underwriting profit and net investment income in the property and casualty insurance segment, and

•	higher operating earnings in the annuity and run-off long-term care and life segments.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements make accounting policies critical are as follows:

•	the establishment of insurance reserves, especially asbestos and environmental-related reserves and reserves for AFG’s closed block of long-term care insurance,

•	the recoverability of reinsurance,

•	the recoverability of deferred acquisition costs,

•	the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and

•	the valuation of investments, including the determination of “other-than-temporary” impairments.

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2014 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	March 31, 2015	December 31,
		2014	2013
Long-term debt	$1,061	$1,061	$913
Total capital	5,505	5,513	5,192
Ratio of debt to total capital:
Including subordinated debt and debt secured by real estate	19.3%	19.2%	17.6%
Excluding subordinated debt and debt secured by real estate	15.6%	15.6%	16.6%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.13 for the three months ended March 31, 2015 and 1.90 for the year ended December 31, 2014. Excluding annuity benefits, this ratio was 2.12 and 7.95, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Three months ended March 31,
	2015	2014
Net cash provided by operating activities	$397	$204
Net cash used in investing activities	(968)	(426)
Net cash provided by financing activities	440	459
Net change in cash and cash equivalents	$(131)	$237

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Net cash provided by operating activities was $397 million for the first three months of 2015 compared to $204 million in the first three months of 2014, an increase of $193 million.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $968 million for the first three months of 2015 compared to $426 million in the first three months of 2014, an increase of $542 million. The $198 million decrease in net cash flows from annuity policyholders in the first three months of 2015 as compared to the 2014 period (discussed below under net cash provided by financing activities) decreased the amount of cash available for investment in the first three months of 2015 compared to the 2014 period. However, cash on hand in the annuity and run-off long-term care and life segments decreased by $71 million during the first three months of 2015 as the investment of funds outpaced the net cash flows received from annuity policyholders compared to a $243 million increase in cash on hand in these segments during the first three months of 2014 as net cash flows from annuity policyholders outpaced the investment of the funds received during that period. The change in net cash used in investing activities also reflects the impact of investing the property and casualty segment’s cash flows from operating activities, which were higher in the first three months of 2015 as compared to the 2014 period. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments (collateralized loan obligations), which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $109 million use of cash in the first three months of 2015 compared to a $198 million source of cash in the 2014 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $440 million for the first three months of 2015 compared to $459 million in the first three months of 2014, a decrease of $19 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $380 million in the first three months of 2015 compared to $578 million in the first three months of 2014, resulting in a

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

$198 million decrease in net cash provided by financing activities in the 2015 period compared to the 2014 period. During the first three months of 2015, AFG repurchased $31 million of its Common Stock compared to $24 million repurchased in the first three months of 2014, which accounted for a $7 million decrease in net cash provided by financing activities in the 2015 period compared to the 2014 period. Financing activities also include the issuance and retirement of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. The issuances of managed investment entity liabilities exceeded retirements by $99 million in the first three months of 2015 compared to retirements exceeding issuances by $88 million in the first three months of 2014, accounting for a $187 million increase in net cash provided by financing activities in the 2015 period compared to the 2014 period. See Managed Investment Entities in Note A — “Accounting Policies” and Note H — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under the agreement, or under any other parent company short-term borrowing arrangements, during 2014 or the first three months of 2015.

In April 2014, AFG completed the purchase of Summit Holding Southeast, Inc. and its related companies (“Summit”) from Liberty Mutual Insurance for $259 million using cash on hand at the parent company. In addition, AFG made a capital contribution of approximately $140 million, bringing its capital investment in the Summit business to $399 million. Summit’s results of operations are included in AFG’s consolidated results beginning in April 2014.

During the first three months of 2015, AFG repurchased 516,276 shares of its Common Stock for $31 million. During 2014, AFG repurchased 3.3 million shares of its Common Stock for $191 million.

Under a tax allocation agreement with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. At March 31, 2015, GALIC had $440 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.02% to 0.23% over LIBOR (average rate of 0.33% at March 31, 2015). On May 6, 2015, the FHLB agreed to advance an additional $300 million to GALIC under similar terms. While these advances must be repaid between 2016 and 2020, GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.

National Interstate Corporation, a 51%-owned property and casualty insurance subsidiary, can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. There was $12 million borrowed under this agreement at March 31, 2015, bearing interest at 1.20% (six-month LIBOR plus 0.875%).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At March 31, 2015, AFG could reduce the average crediting rate on approximately $18 billion of traditional fixed and fixed-indexed deferred annuities without guaranteed withdrawal benefits by 61 basis points (on a weighted average basis).

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

Investments   AFG’s investment portfolio at March 31, 2015, contained $31.97 billion in fixed maturity securities and $1.53 billion in equity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $273 million in fixed maturities and $180 million in equity securities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For mortgage-backed securities (“MBS”), which comprise approximately 20% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 81% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2015 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$32,241
Pretax impact on fair value of 100 bps increase in interest rates	$(1,612)
Pretax impact as % of total fixed maturity portfolio	(5.0%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Approximately 87% of the fixed maturities held by AFG at March 31, 2015, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at March 31, 2015, is shown in the table below(dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 5 years and 3-1/2 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$311	$326	105%	$15	100%
Non-agency prime	1,835	2,043	111%	208	42%
Alt-A	920	1,022	111%	102	18%
Subprime	875	941	108%	66	16%
Commercial	2,251	2,407	107%	156	100%
	$6,192	$6,739	109%	$547	58%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At March 31, 2015, 98% (based on statutory carrying value of $6.11 billion) of AFG’s MBS securities had a NAIC designation of 1 or 2.

Municipal bonds represented approximately 22% of AFG’s fixed maturity portfolio at March 31, 2015. AFG’s municipal bond portfolio is high quality, with 98% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At March 31, 2015, approximately 74% of the municipal bond portfolio was held in revenue bonds, with the remaining 26% held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2015, is shown in the following table (dollars in millions). Approximately $597 million of available for sale fixed maturity securities and $26 million of available for sale equity securities had no unrealized gains or losses at March 31, 2015.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$28,497	$2,874
Amortized cost of securities	$26,565	$2,928
Gross unrealized gain (loss)	$1,932	$(54)
Fair value as % of amortized cost	107%	98%
Number of security positions	4,752	483
Number individually exceeding $2 million gain or loss	136	3
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$560	$(13)
States and municipalities	401	(8)
Banks, savings and credit institutions	174	(4)
Gas and electric services	132	(1)
Asset-backed securities	57	(8)
Industrial and commercial machinery and computer equipment	24	(3)
Oil and gas extraction	21	(7)
Percentage rated investment grade	88%	79%

Available for Sale Equity Securities
Fair value of securities	$1,217	$287
Cost of securities	$957	$323
Gross unrealized gain (loss)	$260	$(36)
Fair value as % of cost	127%	89%
Number of security positions	206	44
Number individually exceeding $2 million gain or loss	32	8

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at March 31, 2015, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	1%
After one year through five years	18%	6%
After five years through ten years	32%	23%
After ten years	16%	12%
	69%	42%
Asset-backed securities (average life of approximately 4-1/2 years)	10%	38%
Mortgage-backed securities (average life of approximately 4-1/2 years)	21%	20%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at March 31, 2015
Securities with unrealized gains:
Exceeding $500,000 (1,231 securities)	$14,810	$1,405	110%
$500,000 or less (3,521 securities)	13,687	527	104%
	$28,497	$1,932	107%
Securities with unrealized losses:
Exceeding $500,000 (14 securities)	$143	$(18)	89%
$500,000 or less (469 securities)	2,731	(36)	99%
	$2,874	$(54)	98%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at March 31, 2015
Investment grade fixed maturities with losses for:
Less than one year (213 securities)	$1,631	$(15)	99%
One year or longer (110 securities)	645	(15)	98%
	$2,276	$(30)	99%
Non-investment grade fixed maturities with losses for:
Less than one year (89 securities)	$432	$(16)	96%
One year or longer (71 securities)	166	(8)	95%
	$598	$(24)	96%
Common equity securities with losses for:
Less than one year (33 securities)	$218	$(33)	87%
One year or longer (none)	—	—	—%
	$218	$(33)	87%
Perpetual preferred equity securities with losses for:
Less than one year (4 securities)	$20	$—	100%
One year or longer (7 securities)	49	(3)	94%
	$69	$(3)	96%

When a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors as detailed in AFG’s 2014 Form 10-K under Management’s Discussion and Analysis — “Investments.”

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2015. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2014 Form 10-K.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
March 31, 2015
Assets:
Cash and investments	$37,709	$—	$(325)	(a)	$37,384
Assets of managed investment entities	—	3,279	—		3,279
Other assets	7,646	—	(2)	(a)	7,644
Total assets	$45,355	$3,279	$(327)		$48,307
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$9,572	$—	$—		$9,572
Annuity, life, accident and health benefits and reserves	26,606	—	—		26,606
Liabilities of managed investment entities	—	3,234	(282)	(a)	2,952
Long-term debt and other liabilities	4,077	—	—		4,077
Total liabilities	40,255	3,234	(282)		43,207
Shareholders’ equity:
Common Stock and Capital surplus	1,261	45	(45)		1,261
Retained earnings	2,886	—	—		2,886
Accumulated other comprehensive income, net of tax	776	—	—		776
Total shareholders’ equity	4,923	45	(45)		4,923
Noncontrolling interests	177	—	—		177
Total equity	5,100	45	(45)		5,100
Total liabilities and equity	$45,355	$3,279	$(327)		$48,307

December 31, 2014
Assets:
Cash and investments	$36,499	$—	$(289)	(a)	$36,210
Assets of managed investment entities	—	3,108	—		3,108
Other assets	8,219	—	(2)	(a)	8,217
Total assets	$44,718	$3,108	$(291)		$47,535
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$9,828	$—	$—		$9,828
Annuity, life, accident and health benefits and reserves	25,939	—	—		25,939
Liabilities of managed investment entities	—	3,105	(286)	(a)	2,819
Long-term debt and other liabilities	3,895	—	—		3,895
Total liabilities	39,662	3,105	(286)		42,481
Shareholders’ equity:
Common Stock and Capital surplus	1,240	5	(5)		1,240
Retained earnings:
Appropriated — managed investment entities	—	(2)	—		(2)
Unappropriated	2,914	—	—		2,914
Accumulated other comprehensive income, net of tax	727	—	—		727
Total shareholders’ equity	4,881	3	(5)		4,879
Noncontrolling interests	175	—	—		175
Total equity	5,056	3	(5)		5,054
Total liabilities and equity	$44,718	$3,108	$(291)		$47,535

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended March 31, 2015
Revenues:
Insurance net earned premiums	$971	$—	$—		$971
Net investment income	391	—	(3)	(b)	388
Realized gains (losses) on:
Securities	19	—	—		19
Subsidiaries	(162)	—	—		(162)
Income (loss) of managed investment entities:
Investment income	—	34	—		34
Gain (loss) on change in fair value of assets/liabilities	—	—	(3)	(b)	(3)
Other income	51	—	(4)	(c)	47
Total revenues	1,270	34	(10)		1,294
Costs and Expenses:
Insurance benefits and expenses	1,143	—	—		1,143
Expenses of managed investment entities	—	34	(10)	(b)(c)	24
Interest charges on borrowed money and other expenses	97	—	—		97
Total costs and expenses	1,240	34	(10)		1,264
Earnings before income taxes	30	—	—		30
Provision for income taxes	5	—	—		5
Net earnings, including noncontrolling interests	25	—	—		25
Less: Net earnings attributable to noncontrolling interests	6	—	—		6
Net earnings attributable to shareholders	$19	$—	$—		$19

Three months ended March 31, 2014
Revenues:
Insurance net earned premiums	$782	$—	$—		$782
Net investment income	366	—	(5)	(b)	361
Realized gains on securities	19	—	—		19
Income (loss) of managed investment entities:
Investment income	—	28	—		28
Gain (loss) on change in fair value of assets/liabilities	—	1	(1)	(b)	—
Other income	24	—	(3)	(c)	21
Total revenues	1,191	29	(9)		1,211
Costs and Expenses:
Insurance benefits and expenses	942	—	—		942
Expenses of managed investment entities	—	29	(9)	(b)(c)	20
Interest charges on borrowed money and other expenses	88	—	—		88
Total costs and expenses	1,030	29	(9)		1,050
Earnings before income taxes	161	—	—		161
Provision for income taxes	54	—	—		54
Net earnings, including noncontrolling interests	107	—	—		107
Less: Net earnings attributable to noncontrolling interests	4	—	—		4
Net earnings attributable to shareholders	$103	$—	$—		$103

(a)
Includes $3 million and $5 million for the first three months of 2015 and 2014, respectively, in net investment income representing the change in fair value of AFG’s CLO investments plus $4 million and $3 million in the first three months of 2015 and 2014, respectively, in CLO management fees earned.

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

	Three months ended March 31,
	2015	2014
Core net operating earnings	$112	$91
Realized gains on securities (*)	12	12
Realized loss on subsidiaries (*)	(105)	—
Net earnings attributable to shareholders	$19	$103

Diluted per share amounts:
Core net operating earnings	$1.25	$1.00
Realized gains on securities	0.14	0.13
Realized loss on subsidiaries	(1.18)	—
Net earnings attributable to shareholders	$0.21	$1.13

(*)	The tax effects of reconciling items are shown below (in millions):

Realized gains on securities	$(7)	$(7)
Realized loss on subsidiaries	57	—

Net earnings attributable to shareholders decreased $84 million in the first three months of 2015 compared to the same period in 2014 due primarily to the loss on the pending sale of AFG’s run-off long-term care insurance business, partially offset by higher core net operating earnings. Core net operating earnings increased $21 million in the first three months of 2015 compared to the same period in 2014 due primarily to higher underwriting profit and net investment income in the property and casualty insurance segment and higher operating earnings in the annuity and run-off long-term care and life segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended March 31, 2015 and 2014 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2015
Revenues:
Property and casualty insurance net earned premiums	$946	$—	$—	$—	$—	$946	$—	$946
Life, accident and health net earned premiums	—	—	25	—	—	25	—	25
Net investment income	79	292	20	(3)	—	388	—	388
Realized gains (losses) on:
Securities	—	—	—	—	—	—	19	19
Subsidiaries	—	—	—	—	—	—	(162)	(162)
Income (loss) of MIEs:
Investment income	—	—	—	34	—	34	—	34
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(3)	—	(3)	—	(3)
Other income	6	24	1	(4)	20	47	—	47
Total revenues	1,031	316	46	24	20	1,437	(143)	1,294

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	576	—	—	—	—	576	—	576
Commissions and other underwriting expenses	310	—	—	—	3	313	—	313
Annuity benefits	—	184	—	—	—	184	—	184
Life, accident and health benefits	—	—	32	—	—	32	—	32
Annuity and supplemental insurance acquisition expenses	—	34	4	—	—	38	—	38
Interest charges on borrowed money	1	—	—	—	19	20	—	20
Expenses of MIEs	—	—	—	24	—	24	—	24
Other expenses	11	23	6	—	37	77	—	77
Total costs and expenses	898	241	42	24	59	1,264	—	1,264
Earnings before income taxes	133	75	4	—	(39)	173	(143)	30
Provision for income taxes	42	26	1	—	(14)	55	(50)	5
Net earnings, including noncontrolling interests	91	49	3	—	(25)	118	(93)	25
Less: Net earnings attributable to noncontrolling interests	4	—	—	—	2	6	—	6
Core Net Operating Earnings	87	49	3	—	(27)	112
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	12	12	(12)	—
Realized loss on subsidiaries, net of tax	—	—	(105)	—	—	(105)	105	—
Net Earnings Attributable to Shareholders	$87	$49	$(102)	$—	$(15)	$19	$—	$19

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2014
Revenues:
Property and casualty insurance net earned premiums	$754	$—	$—	$—	$—	$754	$—	$754
Life, accident and health net earned premiums	—	—	28	—	—	28	—	28
Net investment income	67	275	23	(5)	1	361	—	361
Realized gains on securities	—	—	—	—	—	—	19	19
Income (loss) of MIEs:
Investment income	—	—	—	28	—	28	—	28
Gain (loss) on change in fair value of assets/liabilities	—	—	—	—	—	—	—	—
Other income	2	18	—	(3)	4	21	—	21
Total revenues	823	293	51	20	5	1,192	19	1,211

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	429	—	—	—	—	429	—	429
Commissions and other underwriting expenses	267	—	—	—	—	267	—	267
Annuity benefits	—	168	—	—	—	168	—	168
Life, accident and health benefits	—	—	43	—	—	43	—	43
Annuity and supplemental insurance acquisition expenses	—	31	4	—	—	35	—	35
Interest charges on borrowed money	1	—	—	—	17	18	—	18
Expenses of MIEs	—	—	—	20	—	20	—	20
Other expenses	14	21	6	—	29	70	—	70
Total costs and expenses	711	220	53	20	46	1,050	—	1,050
Earnings before income taxes	112	73	(2)	—	(41)	142	19	161
Provision for income taxes	35	26	(1)	—	(13)	47	7	54
Net earnings, including noncontrolling interests	77	47	(1)	—	(28)	95	12	107
Less: Net earnings attributable to noncontrolling interests	4	—	—	—	—	4	—	4
Core Net Operating Earnings	73	47	(1)	—	(28)	91
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	12	12	(12)	—
Net Earnings Attributable to Shareholders	$73	$47	$(1)	$—	$(16)	$103	$—	$103

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $133 million in pretax earnings in the first three months of 2015 compared to $112 million in the first three months of 2014, an increase of $21 million (19%). The increase in pretax earnings reflects higher underwriting profit in the Specialty financial and Property and transportation groups and higher net investment income (due primarily to the investment of cash acquired in the April 2014 Summit acquisition), partially offset by lower underwriting profit in the Specialty casualty group.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three months ended March 31,
	2015	2014	% Change
Gross written premiums	$1,196	$1,024	17%
Reinsurance premiums ceded	(270)	(269)	—%
Net written premiums	926	755	23%
Change in unearned premiums	20	(1)	(2,100%)
Net earned premiums	946	754	25%
Loss and loss adjustment expenses	576	429	34%
Commissions and other underwriting expenses	310	267	16%
Underwriting gain	60	58	3%

Net investment income	79	67	18%
Other income and expenses, net	(6)	(13)	(54%)
Earnings before income taxes	$133	$112	19%

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	60.8%	56.9%	3.9%
Underwriting expense ratio	32.8%	35.3%	(2.5%)
Combined ratio	93.6%	92.2%	1.4%

Aggregate — including discontinued lines
Loss and LAE ratio	60.9%	56.9%	4.0%
Underwriting expense ratio	32.8%	35.3%	(2.5%)
Combined ratio	93.7%	92.2%	1.5%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.20 billion for the first three months of 2015 compared to $1.02 billion for the first three months of 2014, an increase of $172 million (17%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2015		2014
	GWP	%	GWP	%	% Change
Property and transportation	$376	32%	$376	37%	—%
Specialty casualty	683	57%	507	49%	35%
Specialty financial	137	11%	141	14%	(3%)
	$1,196	100%	$1,024	100%	17%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 23% of gross written premiums for the first three months of 2015 compared to 26% for the first three months of 2014, a decrease of 3 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended March 31,
	2015		2014		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(88)	23%	$(92)	24%	(1%)
Specialty casualty	(182)	27%	(176)	35%	(8%)
Specialty financial	(22)	16%	(25)	18%	(2%)
Other specialty	22		24
	$(270)	23%	$(269)	26%	(3%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $926 million for the first three months of 2015 compared to $755 million for the first three months of 2014, an increase of $171 million (23%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2015		2014
	NWP	%	NWP	%	% Change
Property and transportation	$288	31%	$284	38%	1%
Specialty casualty	501	54%	331	44%	51%
Specialty financial	115	13%	116	15%	(1%)
Other specialty	22	2%	24	3%	(8%)
	$926	100%	$755	100%	23%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $946 million for the first three months of 2015 compared to $754 million for the first three months of 2014, an increase of $192 million (25%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended March 31,
	2015		2014
	NEP	%	NEP	%	% Change
Property and transportation	$313	33%	$301	40%	4%
Specialty casualty	490	52%	313	42%	57%
Specialty financial	120	13%	117	16%	3%
Other specialty	23	2%	23	2%	—%
	$946	100%	$754	100%	25%

The $172 million (17%) increase in gross written premiums for the first three months of 2015 compared to the first three months of 2014 reflects $130 million in premiums from Summit (acquired in April 2014) as well as significant growth in other businesses within the Specialty casualty group. Excluding premiums from Summit, gross written premiums increased by 4% compared to the first three months of 2014. Overall average renewal rates increased approximately 2% in the first three months of 2015.

Property and transportation Gross written premiums were flat in the first three months of 2015 compared to the first three months 2014. A focus on disciplined pricing and underwriting resulted in lower gross written premiums at National Interstate, which was offset by modest growth in many of the other businesses in this group. Average renewal rates were up approximately 5% for this group in the first three months of 2015, including a 6% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums declined 1 percentage point in the first three months of 2015 compared to the first three months of 2014, reflecting favorable renewal terms for certain reinsurance treaties.

Specialty casualty Gross written premiums increased $176 million (35%) in the first three months of 2015 compared to the first three months of 2014 reflecting $130 million in premiums generated by Summit, which was acquired in April 2014. Excluding premiums from Summit, gross written premiums increased 9% in the first three months of 2015 compared to the first three months of 2014. While most of the businesses in this group reported growth, the workers’ compensation, excess and surplus lines and targeted markets businesses were primary drivers of the higher premiums. Broadening opportunities to write business and additional premiums from start-up businesses were contributing factors. Average renewal rates were flat for this group in the first three months of 2015. Reinsurance premiums ceded as a percentage of gross written premiums declined 8 percentage points in the first three months of 2015 compared to the first three months of 2014 reflecting the impact of the acquisition of Summit, which cedes only about 1% of its premiums and lower reinstatement premiums in the international business.

Specialty financial Gross written premiums decreased by $4 million (3%) in the first three months of 2015 compared to the first three months of 2014 due primarily to lower premiums in the financial institutions business. Average renewal rates for this group were up approximately 1% in the first three months of 2015. Reinsurance premiums ceded as a percentage of gross written premiums declined 2 percentage points for the first three months of 2015 compared to the first three months of 2014, reflecting a change in the mix of business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below details the components of the combined ratio for AFG’s property and casualty segment (dollars in millions):

	Three months ended March 31,			Three months ended March 31,
	2015	2014	Change	2015	2014
Property and transportation
Loss and LAE ratio	67.5%	67.0%	0.5%
Underwriting expense ratio	30.2%	31.1%	(0.9%)
Combined ratio	97.7%	98.1%	(0.4%)
Underwriting profit				$7	$6

Specialty casualty
Loss and LAE ratio	64.4%	55.0%	9.4%
Underwriting expense ratio	29.8%	32.8%	(3.0%)
Combined ratio	94.2%	87.8%	6.4%
Underwriting profit				$28	$38

Specialty financial
Loss and LAE ratio	30.4%	37.9%	(7.5%)
Underwriting expense ratio	51.3%	53.1%	(1.8%)
Combined ratio	81.7%	91.0%	(9.3%)
Underwriting profit				$22	$10

Total Specialty
Loss and LAE ratio	60.8%	56.9%	3.9%
Underwriting expense ratio	32.8%	35.3%	(2.5%)
Combined ratio	93.6%	92.2%	1.4%
Underwriting profit				$60	$59

Aggregate — including discontinued lines
Loss and LAE ratio	60.9%	56.9%	4.0%
Underwriting expense ratio	32.8%	35.3%	(2.5%)
Combined ratio	93.7%	92.2%	1.5%
Underwriting profit				$60	$58

The Specialty property and casualty insurance operations generated an underwriting profit of $60 million in the first three months of 2015 compared to $59 million in the first three months of 2014, an increase of $1 million (2%). The higher underwriting profit in the 2015 first quarter reflects higher underwriting profit in the Specialty financial and Property and transportation groups, partially offset by lower underwriting profit in the Specialty casualty group.

Property and transportation Underwriting profit for this group was $7 million for the first three months of 2015 compared to $6 million for the first three months of 2014, an increase of $1 million (17%). Higher underwriting profitability in the agricultural and property and inland marine operations, including lower catastrophe losses, was partially offset by higher adverse prior year reserve development in the ocean marine and transportation businesses.

Specialty casualty Underwriting profit for this group was $28 million for the first three months of 2015 compared to $38 million in the first three months of 2014, a decrease of $10 million (26%). This decrease is due primarily to lower favorable prior year reserve development in the excess and surplus and executive liability businesses, partially offset by higher current year underwriting profit in the workers’ compensation, executive liability and public sector businesses.

Specialty financial Underwriting profit for this group was $22 million for the first three months of 2015 compared to $10 million in the first three months of 2014, an increase of $12 million (120%). This increase was driven by higher favorable prior year reserve development and to a lesser extent, higher current year underwriting profitability in the fidelity and crime business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other specialty Underwriting profit for this group was $3 million for the first three months of 2015 compared to $5 million in the first three months of 2014, a decrease of $2 million (40%). The decrease reflects lower profitability in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 60.9% for the first three months of 2015 compared to 56.9% for the first three months of 2014, an increase of 4.0 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended March 31,
	Amount		Ratio		Change in
	2015	2014	2015	2014	Ratio
Property and transportation
Current year, excluding catastrophe losses	$204	$196	65.2%	65.3%	(0.1%)
Prior accident years development	3	(4)	1.1%	(1.1%)	2.2%
Current year catastrophe losses	4	9	1.2%	2.8%	(1.6%)
Property and transportation losses and LAE and ratio	$211	$201	67.5%	67.0%	0.5%

Specialty casualty
Current year, excluding catastrophe losses	$315	$195	64.1%	62.3%	1.8%
Prior accident years development	—	(24)	—%	(7.7%)	7.7%
Current year catastrophe losses	1	1	0.3%	0.4%	(0.1%)
Specialty casualty losses and LAE and ratio	$316	$172	64.4%	55.0%	9.4%

Specialty financial
Current year, excluding catastrophe losses	$44	$44	37.2%	37.1%	0.1%
Prior accident years development	(9)	(1)	(7.3%)	(0.7%)	(6.6%)
Current year catastrophe losses	1	2	0.5%	1.5%	(1.0%)
Specialty financial losses and LAE and ratio	$36	$45	30.4%	37.9%	(7.5%)

Total Specialty
Current year, excluding catastrophe losses	$577	$448	61.0%	59.5%	1.5%
Prior accident years development	(7)	(32)	(0.8%)	(4.2%)	3.4%
Current year catastrophe losses	6	12	0.6%	1.6%	(1.0%)
Total Specialty losses and LAE and ratio	$576	$428	60.8%	56.9%	3.9%

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$577	$448	61.0%	59.4%	1.6%
Prior accident years development	(7)	(31)	(0.7%)	(4.1%)	3.4%
Current year catastrophe losses	6	12	0.6%	1.6%	(1.0%)
Aggregate losses and LAE and ratio	$576	$429	60.9%	56.9%	4.0%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.0% for the first three months of 2015 compared to 59.5% for the first three months of 2014. The 1.5% increase in the current accident year loss and LAE ratio reflects the inclusion of Summit following its acquisition in April 2014, which has a higher loss and LAE ratio than AFG’s overall Specialty group.

Property and transportation   The loss and LAE ratio for the current year, excluding catastrophe losses improved slightly in the first three months of 2015 as compared to the first three months of 2014.

Specialty casualty   The 1.8 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects the inclusion of Summit following its acquisition in April 2014, which has a higher loss and LAE ratio than

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

AFG’s overall Specialty casualty group, partially offset by an improvement in the loss and LAE ratio of the executive liability business.

Specialty financial The loss and LAE ratio for the current year, excluding catastrophe losses is comparable between periods.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $7 million in the first three months of 2015 compared to $32 million in the first three months of 2014, a decrease of $25 million (78%).

Property and transportation Net adverse reserve development of $3 million in the first three months of 2015 reflects higher than expected claim severity and frequency in the transportation businesses and higher than anticipated claim frequency in the ocean marine business, partially offset by lower than expected claim severity in the property and inland marine business and lower than expected losses in the crop business. Net favorable reserve development of $4 million in the first three months of 2014 reflects lower than expected loss frequency in the crop business and lower than expected claim severity in the ocean marine business.

Specialty casualty Net adverse reserve development of less than $1 million in the first three months of 2015 includes higher than anticipated claim severity in contractor claims, higher than anticipated claim severity and frequency in the excess and surplus business and adverse reserve development in the international business offset by lower than anticipated claim severity in specialty workers’ compensation business and lower than anticipated claim frequency in the social services business. Net favorable reserve development of $24 million in the first three months of 2014 reflects lower than expected claim severity in directors and officers liability insurance, lower than expected claim frequency and severity in excess liability insurance and lower than anticipated claim severity in specialty workers’ compensation business.

Specialty financial Net favorable reserve development of $9 million in the first three months of 2015 reflects lower than anticipated claim frequency and severity in the trade credit business, lower than anticipated claim severity in the fidelity and crime business and lower than expected claim frequency and severity in the financial institutions business. Net favorable reserve development of $1 million in the first three months of 2014 reflects lower than expected claim frequency and severity in the trade credit business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $1 million in the first three months of 2015 and $3 million in the first three months of 2014, reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate results for AFG’s property and casualty segment also include adverse development of $1 million in the first three months of 2014 related to businesses outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2014, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 3.5% of AFG’s shareholders’ equity. Catastrophe losses of $6 million in the first three months of 2015 and $12 million in the first three months of 2014 resulted primarily from winter storms.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $310 million in the first three months of 2015 compared to $267 million for the first three months of 2014, an increase of $43 million (16%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 32.8% for the first three months of 2015 compared to 35.3% for the first three months of 2014, a decrease of 2.5 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended March 31,
	2015		2014		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$95	30.2%	$94	31.1%	(0.9%)
Specialty casualty	146	29.8%	103	32.8%	(3.0%)
Specialty financial	62	51.3%	62	53.1%	(1.8%)
Other specialty	7	34.9%	8	34.1%	0.8%
	$310	32.8%	$267	35.3%	(2.5%)

The $43 million increase in commissions and other underwriting expenses reflects the acquisition of Summit in April 2014. The overall decrease of 2.5% in AFG’s expense ratio in the first three months of 2015 as compared to the first three months of 2014 reflects the acquisition of Summit, which has a lower expense ratio than AFG’s overall property and casualty operations and the impact of higher premiums on the ratio.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.9 percentage points in the first three months of 2015 compared to the first three months of 2014 reflecting the impact of higher premiums on the ratio.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 3.0 percentage points in the first three months of 2015 compared to the first three months of 2014 due primarily to the inclusion of Summit following its acquisition in April 2014, which has a lower expense ratio than AFG’s overall Specialty casualty group, and the impact of higher premiums on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.8 percentage points in the first three months of 2015 compared to the first three months of 2014 reflecting the impact of lower profitability-based commissions paid to agents and brokers.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $79 million for the first three months of 2015 compared to $67 million in the first three months of 2014, an increase of $12 million (18%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Three months ended March 31,
	2015	2014	Change	% Change
Net investment income	$79	$67	$12	18%

Average invested assets (at amortized cost)	$8,775	$6,941	$1,834	26%

Yield (net investment income as a % of average invested assets)	3.60%	3.86%	(0.26%)

Tax equivalent yield (*)	4.16%	4.46%	(0.30%)
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty segment for the first three months of 2015 as compared to the first three months of 2014 is due primarily to the investment of cash acquired in the Summit acquisition in April 2014, as well as organic growth in the property and casualty segment. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.60% for the first three

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

months of 2015 compared to 3.86% for the first three months of 2014, a decline of 0.26 percentage points, reflecting the impact of lower yields available in the financial markets.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty operations was a net expense of $6 million for the first three months of 2015 compared to $13 million for the first three months of 2014. The table below details the items included in other income and expenses, net for AFG’s property and casualty operations (in millions):

	Three months ended March 31,
	2015	2014
Other income
Income from the sale of real estate	$3	$—
Other	3	2
Total other income	6	2
Other expenses
Amortization of intangibles	2	3
Tender offer expenses	—	3
Other	9	8
Total other expenses	11	14
Interest expense	1	1
Other income and expenses, net	$(6)	$(13)

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

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $75 million in pretax earnings in the first three months of 2015 compared to $73 million in the first three months of 2014, an increase of $2 million (3%). While AFG’s average annuity investments (at amortized cost) were 12% higher for the first three months of 2015 as compared to the first three months of 2014, the benefit of this growth was partially offset by the run-off of higher yielding investments.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three months ended March 31,
	2015	2014	% Change
Revenues:
Net investment income	$292	$275	6%
Other income:
Guaranteed withdrawal benefit fees	10	8	25%
Policy charges and other miscellaneous income	14	10	40%
Total revenues	316	293	8%

Costs and Expenses:
Annuity benefits (*)	184	168	10%
Acquisition expenses	34	31	10%
Other expenses	23	21	10%
Total costs and expenses	241	220	10%
Earnings before income taxes	$75	$73	3%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended March 31,
	2015	2014	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$92	$88	5%
Impact of derivatives related to FIAs	(17)	(15)	13%
Earnings before income taxes	$75	$73	3%

(*)	Annuity benefits consisted of the following (dollars in millions):

	Three months ended March 31,
	2015	2014	% Change
Interest credited — fixed	$128	$121	6%
Interest credited — fixed component of variable annuities	1	1	—%
Change in expected death and annuitization reserve	4	4	—%
Amortization of sales inducements	7	7	—%
Change in guaranteed withdrawal benefit reserve	12	8	50%
Change in other benefit reserves	2	3	(33%)
Subtotal before impact of derivatives related to FIAs	154	144	7%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	50	54	(7%)
Equity option mark-to-market	(20)	(30)	(33%)
Impact of derivatives related to FIAs	30	24	25%
Total annuity benefits	$184	$168	10%

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended March 31,
	2015	2014	% Change
Average fixed annuity investments (at amortized cost)	$23,943	$21,402	12%
Average fixed annuity benefits accumulated	23,752	21,066	13%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.83%	5.10%
Interest credited — fixed	(2.16%)	(2.29%)
Net interest spread	2.67%	2.81%

Policy charges and other miscellaneous income	0.20%	0.13%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.25%)	(0.27%)
Acquisition expenses	(0.55%)	(0.55%)
Other expenses	(0.36%)	(0.37%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.50%)	(0.45%)
Net spread earned on fixed annuities	1.21%	1.30%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended March 31,
	2015	2014
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.49%	1.58%
Impact of derivatives related to fixed-indexed annuities (*)	(0.28%)	(0.28%)
Net spread earned on fixed annuities	1.21%	1.30%

(*)
Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the first three months of 2015 was $292 million compared to $275 million for the first three months of 2014, an increase of $17 million (6%). This increase reflects primarily the growth in AFG’s annuity business, partially offset by the run-off of higher yielding investments. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.27 percentage points in the first three months of 2015 compared to the first three months of 2014. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from the maturity and redemption of higher yielding investments at the lower yields available in the financial markets. Both periods benefited from nonrecurring investment income.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first three months of 2015 was $128 million compared to $121 million for the first three months of 2014, an increase of $7 million (6%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.13 percentage points in the first three months of 2015 compared to the first three months of 2014. During the first three months of 2015, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

Excluding those annuities that have guaranteed withdrawal benefits, at March 31, 2015, AFG could reduce the average crediting rate on approximately $18 billion of traditional fixed and fixed-indexed deferred annuities by an additional 0.61% (on a weighted average basis). Annuity policies are subject to Guaranteed Minimum Interest Rates (“GMIRs”) at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

% of
GMIR	Reserves
1 — 1.99%	61%
2 — 2.99%	9%
3 — 3.99%	17%
4.00% and above	13%

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.14 percentage points in the first three months of 2015 compared to the same period in 2014 due primarily to the run-off of higher yielding investments. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result of these two items, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, were $14 million for the first three months of 2015 compared to $10 million for the first three months of 2014, an increase of $4 million (40%). This increase reflects the impact of $5 million in income from the sale of real estate recorded in the first quarter of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the first three months of 2015 were $15 million compared to $14 million for the first three months of 2014, an increase of $1 million (7%). In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended March 31,
	2015	2014
Change in expected death and annuitization reserve	$4	$4
Amortization of sales inducements	7	7
Change in guaranteed withdrawal benefit reserve	12	8
Change in other benefit reserves	2	3
Other annuity benefits	25	22
Offset guaranteed withdrawal benefit fees	(10)	(8)
Other annuity benefits, net	$15	$14

Annuity Acquisition Expenses
AFG’s amortization of deferred policy acquisition costs (“DPAC”) and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.55% for the first three months of both 2015 and 2014 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of lower interest rates during the first three months of both 2015 and 2014 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of DPAC.

Annuity Other Expenses
Annuity other expenses for the first three months of 2015 were $23 million compared to $21 million for the first three months of 2014, an increase of $2 million (10%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.01 percentage points for the first three months of 2015 as compared to the first three months of 2014. In general, this percentage is expected to decrease as AFG’s annuity business grows and annuity other expenses remain relatively stable.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately one-half of annuity benefits accumulated at March 31, 2015, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $30 million and $24 million in the first three months of 2015 and 2014, respectively, reflecting the negative impact of lower interest rates on these derivatives.

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

	Three months ended March 31,
	2015	2014	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$92	$88	5%
Change in fair value of derivatives related to fixed-indexed annuities	(30)	(24)	25%
Related impact on amortization of DPAC (*)	13	9	44%
Earnings before income taxes	$75	$73	3%

(*)	An estimate of the related deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, net of the related impact on amortization of DPAC decreased the annuity segment’s earnings before income taxes by $17 million in the first three months of 2015 and $15 million in the first three months of 2014. These amounts include $13 million in the first three months of 2015 and $12 million in the first three months of 2014 from the unfavorable impact of lower than expected interest rates.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.09 percentage points in the first three months of 2015 compared to the same period in 2014 due to the 0.14 percentage points decrease in AFG’s net interest spread and the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above, partially offset by the income from the sale of real estate recorded in the first quarter of 2015.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended March 31, 2015 and 2014 (in millions):

	Three months ended March 31,
	2015	2014
Beginning fixed annuity reserves	$23,462	$20,679
Fixed annuity premiums (receipts)	802	955
Surrenders, benefits and other withdrawals	(420)	(375)
Interest and other annuity benefit expenses:
Interest credited	128	121
Embedded derivative mark-to-market	50	54
Change in other benefit reserves	20	19
Ending fixed annuity reserves	$24,042	$21,453

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$24,042	$21,453
Impact of unrealized investment gains	179	97
Fixed component of variable annuities	190	194
Annuity benefits accumulated per balance sheet	$24,411	$21,744

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $813 million in the first three months of 2015 compared to $967 million in the first three months of 2014, a decrease of $154 million (16%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended March 31,
	2015	2014	% Change
Financial institutions single premium annuities — indexed	$356	$366	(3%)
Financial institutions single premium annuities — fixed	38	114	(67%)
Retail single premium annuities — indexed	349	386	(10%)
Retail single premium annuities — fixed	12	39	(69%)
Education market — fixed and indexed annuities	47	50	(6%)
Total fixed annuity premiums	802	955	(16%)
Variable annuities	11	12	(8%)
Total annuity premiums	$813	$967	(16%)

Management attributes the 16% decrease in annuity premiums in the first three months of 2015 as compared to the first three months of 2014 to AFG’s disciplined approach to product pricing in a declining interest rate environment and increased levels of competition.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended March 31, 2015 and 2014 (in millions):

	Three months ended March 31,
	2015	2014
Earnings on fixed annuity benefits accumulated	$72	$68
Earnings on investments in excess of fixed annuity benefits accumulated (*)	2	5
Variable annuity earnings	1	—
Earnings before income taxes	$75	$73

(*)
Net investment income (as a % of investments) of 4.83% and 5.10% for the three months ended March 31, 2015 and 2014, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Run-off Long-Term Care and Life Segment — Results of Operations AFG’s run-off long-term care and life segment incurred GAAP pre-tax losses of $158 million for the three months ended March 31, 2015, which includes a $162 million pretax non-core realized loss on the sale of subsidiaries. See Note B — “Acquisitions and Sale of Businesses” to the financial statements. The following table details AFG’s GAAP and core earnings (loss) before income taxes from its run-off long-term care and life operations for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three months ended March 31,
	2015	2014	% Change
Revenues:
Net earned premiums:
Long-term care	$17	$19	(11%)
Life operations	8	9	(11%)
Net investment income	20	23	(13%)
Other income	1	—	—%
Total revenues	46	51	(10%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	21	29	(28%)
Life operations	11	14	(21%)
Acquisition expenses	4	4	—%
Other expenses	6	6	—%
Total costs and expenses	42	53	(21%)
Core earnings (loss) before income taxes	4	(2)	(300%)
Pretax non-core realized loss on subsidiaries	(162)	—	—%
GAAP loss before income taxes	$(158)	$(2)	7,800%

Lower long-term care and life operations benefits expense in the first three months of 2015 as compared to the first three months of 2014 reflects improved claims experience.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its insurance operations (excluding realized gains) totaled $39 million for the first three months of 2015 compared to $41 million for the first three months of 2014, a decrease of $2 million (5%).

The following table details AFG’s loss before income taxes from operations outside of its insurance operations for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three months ended March 31,
	2015	2014	% Change
Revenues:
Net investment income	$—	$1	(100%)
Other income — P&C fees	12	—	—%
Other income	8	4	100%
Total revenues	20	5	300%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	3	—	—%
Interest charges on borrowed money	19	17	12%
Other expense — expenses associated with P&C fees	9	—	—%
Other expenses	28	29	(3%)
Total costs and expenses	59	46	28%
Loss before income taxes, excluding realized gains	$(39)	$(41)	(5%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Net Investment Income
AFG recorded investment income on investments held outside of its insurance operations of less than $1 million in the first three months of 2015 and $1 million in the first three months of 2014.

Holding Company and Other — P&C Fees and Related Expenses
Summit, the workers’ compensation insurance business that AFG acquired in April 2014, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first three months of 2015, AFG collected $12 million in fees for these services. Management views this fee income, net of the $9 million in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results. Beginning with the first quarter of 2015, these fees are shown in other income and the related expenses are shown in other expenses in AFG’s Statement of Earnings.

Holding Company and Other — Other Income
Other income in the table above includes $4 million and $3 million in the first three months of 2015 and 2014, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). These fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $4 million in the first three months of 2015 and $1 million in the first three months of 2014. Results for the first three months of 2015 include $2 million in income from the sale of real estate.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $19 million in the first three months of 2015 compared to $17 million in the first three months of 2014, an increase of $2 million (12%). AFG issued $150 million of 6-1/4% Subordinated Debentures in September 2014. The following table details AFG’s long-term debt balances as of March 31, 2015 compared to March 31, 2014 (dollars in millions):

	March 31, 2015	March 31, 2014
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
6-1/4% Subordinated Debentures due September 2054	150	—
Other	3	3
Total Holding Company Debt	$990	$840

Weighted Average Interest Rate	7.6%	7.8%

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $28 million in the first three months of 2015 compared to $29 million in the first three months of 2014, a decrease of $1 million (3%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains on Securities   AFG’s consolidated realized gains on securities, which are not allocated to segments, were $19 million in the first three months of 2015 and 2014. Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended March 31,
	2015	2014
Realized gains (losses) before impairments:
Disposals	$26	$20
Change in the fair value of derivatives	(2)	—
Adjustments to annuity deferred policy acquisition costs and related items	(1)	—
	23	20
Impairment charges:
Securities	(7)	(1)
Adjustments to annuity deferred policy acquisition costs and related items	3	—
	(4)	(1)
Realized gains on securities	$19	$19

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $5 million for the first three months of 2015 compared to $54 million for the first three months of 2014, a decrease of $49 million (91%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings attributable to noncontrolling interests was $6 million for the first three months of 2015 compared to $4 million for the first three months of 2014. The following table details net earnings in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended March 31,
	2015	2014	% Change
National Interstate	$4	$4	—%
Other	2	—	—%
Earnings attributable to noncontrolling interests	$6	$4	50%

RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note A — “Accounting Policies — Managed Investment Entities,” for a discussion of accounting guidance adopted on January 1, 2015 that affects the measurement of the fair value of CLO liabilities.

See Note B — “Acquisitions and Sale of Businesses,” for a discussion of accounting guidance adopted on January 1, 2015 that impacts the determination of when a component of an entity qualifies for presentation as a discontinued operation.

ACCOUNTING STANDARDS TO BE ADOPTED IN 2016

See Note A — “Accounting Policies — Managed Investment Entities,” for a discussion of accounting guidance that AFG will be required to adopt effective January 1, 2016, which could impact the consolidation of collateralized financing entities such as CLOs, as well as limited partnerships and similar investments.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, which will require debt issuance costs to be presented in the balance sheet as a direct reduction in the carrying value of long-term debt (consistent with the treatment of debt discounts) with the periodic amortization of such costs included in interest expense. AFG currently carries debt issuance costs as a deferred charge ($23 million at March 31, 2015 and included in other assets in AFG’s Balance Sheet) with the periodic amortization (less than $1 million in the first three months of 2015) included in other expenses in AFG’s Statement of Earnings. The updated guidance, which AFG will be required to adopt effective January 1, 2016, does not affect the overall recognition and measurement guidance for debt issuance costs. Accordingly, the guidance will have no overall impact on AFG’s Shareholders’ Equity or results of operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure about Market Risk
As of March 31, 2015, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2014 Form 10-K.

ITEM 4
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2015 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the first fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first three months of 2015 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
January	506,276	$59.26	506,276	4,493,724
February	—	$—	—	4,493,724
March	10,000	$62.53	10,000	4,483,724
Total	516,276	$59.32	516,276

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in December 2014.

In addition, AFG acquired 32,633 shares of its Common Stock (at an average of $62.53 per share) in February 2015 in connection with its stock incentive plans.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

May 7, 2015	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer