Form 10-Q
period 2015-06-30
AMERICAN FINANCIAL GROUP INC
filed 2015-08-07
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
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
          Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2015, there were 87,609,012 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$1,216	$1,343
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $31,005 and $29,074)	32,260	30,734
Fixed maturities, trading at fair value	279	266
Equity securities, available for sale at fair value (cost — $1,332 and $1,283)	1,535	1,501
Equity securities, trading at fair value	169	195
Mortgage loans	1,054	1,117
Policy loans	223	228
Real estate and other investments	908	826
Total cash and investments	37,644	36,210
Recoverables from reinsurers	3,075	3,238
Prepaid reinsurance premiums	499	469
Agents’ balances and premiums receivable	959	889
Deferred policy acquisition costs	965	821
Assets of managed investment entities	3,629	3,108
Other receivables	660	910
Variable annuity assets (separate accounts)	655	662
Other assets	1,137	1,027
Goodwill	201	201
Total assets	$49,424	$47,535

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$7,744	$7,872
Unearned premiums	2,004	1,956
Annuity benefits accumulated	25,203	23,764
Life, accident and health reserves	2,156	2,175
Payable to reinsurers	511	645
Liabilities of managed investment entities	3,309	2,819
Long-term debt	1,024	1,061
Variable annuity liabilities (separate accounts)	655	662
Other liabilities	1,834	1,527
Total liabilities	44,440	42,481
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 87,540,412 and 87,708,793 shares outstanding	88	88
Capital surplus	1,183	1,152
Retained earnings:
Appropriated — managed investment entities	—	(2)
Unappropriated	2,968	2,914
Accumulated other comprehensive income, net of tax	563	727
Total shareholders’ equity	4,802	4,879
Noncontrolling interests	182	175
Total equity	4,984	5,054
Total liabilities and equity	$49,424	$47,535

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Property and casualty insurance net earned premiums	$985	$931	$1,931	$1,685
Life, accident and health net earned premiums	27	27	52	55
Net investment income	404	379	792	740
Realized gains (losses) on:
Securities (*)	(1)	12	18	31
Subsidiaries	—	—	(162)	—
Income (loss) of managed investment entities:
Investment income	38	27	72	55
Loss on change in fair value of assets/liabilities	(2)	(10)	(5)	(10)
Other income	90	26	137	47
Total revenues	1,541	1,392	2,835	2,603

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	601	602	1,177	1,031
Commissions and other underwriting expenses	338	300	651	567
Annuity benefits	151	166	335	334
Life, accident and health benefits	33	39	65	82
Annuity and supplemental insurance acquisition expenses	64	41	102	76
Interest charges on borrowed money	19	17	39	35
Expenses of managed investment entities	28	21	52	41
Other expenses	81	76	158	146
Total costs and expenses	1,315	1,262	2,579	2,312
Earnings before income taxes	226	130	256	291
Provision for income taxes	77	47	82	101
Net earnings, including noncontrolling interests	149	83	174	190
Less: Net earnings (loss) attributable to noncontrolling interests	8	(23)	14	(19)
Net Earnings Attributable to Shareholders	$141	$106	$160	$209

Earnings Attributable to Shareholders per Common Share:
Basic	$1.60	$1.18	$1.82	$2.33
Diluted	$1.57	$1.15	$1.79	$2.28
Average number of Common Shares:
Basic	87.7	89.6	87.6	89.6
Diluted	89.5	91.6	89.4	91.6

Cash dividends per Common Share	$0.25	$0.22	$0.50	$0.44
________________________________________
(*) Consists of the following:
Realized gains before impairments	$29	$13	$52	$33

Losses on securities with impairment	(30)	(1)	(34)	(2)
Non-credit portion recognized in other comprehensive income (loss)	—	—	—	—
Impairment charges recognized in earnings	(30)	(1)	(34)	(2)
Total realized gains (losses) on securities	$(1)	$12	$18	$31

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net earnings, including noncontrolling interests	$149	$83	$174	$190
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(214)	130	(145)	267
Reclassification adjustment for realized gains included in net earnings	(1)	(8)	(13)	(20)
Total net unrealized gains (losses) on securities	(215)	122	(158)	247
Net unrealized gains (losses) on cash flow hedges	(1)	—	—	—
Foreign currency translation adjustments	—	2	(8)	(3)
Other comprehensive income (loss), net of tax	(216)	124	(166)	244
Total comprehensive income (loss), net of tax	(67)	207	8	434
Less: Comprehensive income (loss) attributable to noncontrolling interests	5	(21)	12	(14)
Comprehensive income (loss) attributable to shareholders	$(72)	$228	$(4)	$448

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2014	87,708,793	$1,240	$(2)	$2,914	$727	$4,879	$175	$5,054
Cumulative effect of accounting change	—	—	2	—	—	2	—	2
Net earnings	—	—	—	160	—	160	14	174
Other comprehensive loss	—	—	—	—	(164)	(164)	(2)	(166)
Dividends on Common Stock	—	—	—	(44)	—	(44)	—	(44)
Shares issued:
Exercise of stock options	852,691	34	—	—	—	34	—	34
Other benefit plans	259,311	5	—	—	—	5	—	5
Dividend reinvestment plan	7,041	—	—	—	—	—	—	—
Stock-based compensation expense	—	10	—	—	—	10	—	10
Shares acquired and retired	(1,254,791)	(18)	—	(60)	—	(78)	—	(78)
Shares exchanged — benefit plans	(32,633)	—	—	(2)	—	(2)	—	(2)
Other	—	—	—	—	—	—	(5)	(5)
Balance at June 30, 2015	87,540,412	$1,271	$—	$2,968	$563	$4,802	$182	$4,984

Balance at December 31, 2013	89,513,386	$1,213	$49	$2,777	$560	$4,599	$170	$4,769
Net earnings	—	—	—	209	—	209	(19)	190
Other comprehensive income	—	—	—	—	239	239	5	244
Allocation of losses of managed investment entities	—	—	(18)	—	—	(18)	18	—
Dividends on Common Stock	—	—	—	(39)	—	(39)	—	(39)
Shares issued:
Exercise of stock options	669,921	24	—	—	—	24	—	24
Other benefit plans	217,423	7	—	—	—	7	—	7
Dividend reinvestment plan	6,568	—	—	—	—	—	—	—
Stock-based compensation expense	—	9	—	—	—	9	—	9
Shares acquired and retired	(765,074)	(11)	—	(33)	—	(44)	—	(44)
Shares exchanged — benefit plans	(23,790)	—	—	(1)	—	(1)	—	(1)
Other	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2014	89,618,434	$1,242	$31	$2,913	$799	$4,985	$173	$5,158

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended June 30,
	2015	2014
Operating Activities:
Net earnings, including noncontrolling interests	$174	$190
Adjustments:
Depreciation and amortization	84	57
Annuity benefits	335	334
Realized (gains) losses on investing activities	81	(32)
Net purchases of trading securities	(5)	(33)
Deferred annuity and life policy acquisition costs	(90)	(102)
Change in:
Reinsurance and other receivables	314	283
Other assets	(83)	(54)
Insurance claims and reserves	(64)	11
Payable to reinsurers	(134)	(66)
Other liabilities	53	(37)
Managed investment entities’ assets/liabilities	(107)	(45)
Other operating activities, net	18	(7)
Net cash provided by operating activities	576	499

Investing Activities:
Purchases of:
Fixed maturities	(3,728)	(3,426)
Equity securities	(152)	(274)
Mortgage loans	(62)	(180)
Real estate, property and equipment	(32)	(20)
Businesses	—	(267)
Proceeds from:
Maturities and redemptions of fixed maturities	1,688	1,609
Repayments of mortgage loans	127	41
Sales of fixed maturities	231	183
Sales of equity securities	149	65
Sales of real estate, property and equipment	92	3
Cash and cash equivalents of businesses acquired	—	1,078
Managed investment entities:
Purchases of investments	(808)	(650)
Proceeds from sales and redemptions of investments	439	813
Other investing activities, net	(58)	55
Net cash used in investing activities	(2,114)	(970)

Financing Activities:
Annuity receipts	2,012	1,916
Annuity surrenders, benefits and withdrawals	(937)	(827)
Net transfers from variable annuity assets	20	16
Reductions of long-term debt	(37)	(1)
Issuances of managed investment entities’ liabilities	639	200
Retirement of managed investment entities’ liabilities	(192)	(297)
Issuances of Common Stock	34	24
Repurchases of Common Stock	(78)	(44)
Cash dividends paid on Common Stock	(44)	(39)
Other financing activities, net	(6)	—
Net cash provided by financing activities	1,411	948
Net Change in Cash and Cash Equivalents	(127)	477
Cash and cash equivalents at beginning of period	1,343	1,639
Cash and cash equivalents at end of period	$1,216	$2,116

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Acquisitions and Sale of Businesses	I.	Goodwill and Other Intangibles
C.	Segments of Operations	J.	Long-Term Debt
D.	Fair Value Measurements	K.	Shareholders’ Equity
E.	Investments	L.	Income Taxes
F.	Derivatives	M.	Contingencies
G.	Deferred Policy Acquisition Costs

A.     Accounting Policies

Basis of Presentation   The accompanying consolidated financial statements for American Financial Group, Inc. and its subsidiaries (“AFG”) are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary to be in conformity with U.S. generally accepted accounting principles (“GAAP”).

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2015, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Other than recording an estimated loss on the pending sale of its long-term care business (see Note B — “Acquisitions and Sale of Businesses”), AFG did not have any significant nonrecurring fair value measurements in the first six months of 2015.

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

Premiums and discounts on fixed maturity securities are amortized using the interest method. Mortgage-backed securities (“MBS”) are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations.

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

Derivatives   Derivatives included in AFG’s Balance Sheet are recorded at fair value. Changes in fair value of derivatives are included in earnings, unless the derivatives are designated and qualify as highly effective cash flow hedges. Derivatives that do not qualify for hedge accounting under GAAP consist primarily of (i) components of certain fixed maturity securities (primarily interest-only MBS) and (ii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products.

To qualify for hedge accounting, at the inception of a derivative contract, AFG formally documents the relationship between the terms of the hedge and the hedged items and its risk management objective. This documentation includes defining how hedge effectiveness and ineffectiveness will be measured on a retrospective and prospective basis.

Changes in the fair value of derivatives that are designated and qualify as highly effective cash flow hedges are recorded in AOCI and are reclassified into earnings when the variability of the cash flows from the hedged items impacts earnings. Any hedge ineffectiveness is immediately recorded in current period earnings. When the change in the fair value of a qualifying cash flow hedge is included in earnings, it is included in the same line item in the Consolidated Statement of Earnings as the cash flows from the hedged item. AFG uses interest rate swaps that qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities.

For derivatives that are designated and qualify as highly effective fair value hedges, changes in the fair value of the derivative, along with changes in the fair value of the hedged item attributable to the hedged risk, are recognized in current period earnings. AFG has entered into an interest rate swap that qualifies as a highly effective fair value hedge to mitigate the interest rate risk associated with fixed-rate long-term debt by economically converting certain fixed-rate debt obligations to floating-rate obligations. Since the terms of the swap match the terms of the hedged debt, changes in the fair value of the swap are offset by changes in the fair value of the hedged debt attributable to changes in interest rates. Accordingly, the net impact on AFG’s current period earnings is that the interest expense associated with the hedged debt is effectively recorded at the floating rate.

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

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-02, which amends certain consolidation accounting guidance, including the VIE guidance that applies to collateralized financing entities such as CLOs. The new guidance, which AFG intends to adopt effective January 1, 2016, will affect how fee arrangements with CLO asset managers impact the determination of the primary beneficiary of these entities. Due to the significance of AFG’s investments in the CLOs that it manages, management does not expect the new guidance to impact the consolidation of its currently outstanding CLOs. The new guidance also impacts the consolidation analysis that applies to limited partnerships and similar entities. Management does not expect this guidance to impact the accounting for AFG’s existing investments in those entities.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: second quarter of 2015 and 2014 — 1.8 million and 2.0 million; first six months of 2015 and 2014 — 1.8 million and 2.0 million, respectively.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: second quarter of 2015 and 2014 — 1.5 million and 1.2 million; first six months of 2015 and 2014 — 1.4 million and 0.9 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2015 and 2014 periods.

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

B.     Acquisitions and Sale of Businesses

Acquisition of Summit Holding Southeast, Inc. On April 1, 2014, AFG acquired Summit Holding Southeast, Inc. and its related companies (“Summit”), from Liberty Mutual Insurance for $259 million using cash on hand at the parent company. Immediately following the acquisition, AFG made a capital contribution of $140 million, bringing its total capital investment in the Summit business to $399 million. Summit, which is based in Lakeland, Florida and is a leading provider of specialty workers’ compensation solutions in the southeastern United States, generated $539 million in net written premiums in 2014, including $410 million after the acquisition date. Summit continues to operate under the Summit brand as a member of AFG’s Great American Insurance Group. Summit is included in the Specialty casualty sub-segment and generated $129 million and $258 million in net earned premiums and $7 million and $12 million in underwriting profit in the second quarter and first six months of 2015, respectively.

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

Sale of Long-term Care Business AFG ceased new sales of long-term care insurance, which is included in the run-off long-term care and life segment, in January 2010. AFG has continued to service and accept renewal premiums on its outstanding policies, which are guaranteed renewable. On April 13, 2015, AFG reached an agreement to sell all of its run-off long-term care insurance business to HC2 Holdings, Inc. (“HC2”) for an initial payment of $7 million in cash and HC2 securities (subject to adjustment based on certain items, including operating results through the closing date). AFG may also receive up to $13 million of additional proceeds from HC2 in the future based on the release of certain statutory liabilities of the legal entities sold by AFG. The legal entities involved in the transaction, United Teacher Associates Insurance Company and Continental General Insurance Company, contain all of AFG’s long-term care insurance reserves, as well as smaller blocks of annuity and life insurance business. The transaction is expected to close in the second half of 2015, subject to customary conditions, including receipt of required regulatory approvals.

Including the significant tax benefit from the sale, AFG expects to receive after-tax proceeds of between $105 million and $115 million from the transaction (based on final proceeds received and final net assets at closing), excluding any potential additional proceeds from the release of statutory liabilities.

Based on the status of ongoing negotiations at the end of the first quarter, management determined that the potential sale of the run-off long-term care business met the GAAP “held for sale” criteria as of March 31, 2015. Accordingly, AFG recorded a loss

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

in the first quarter of 2015 to establish a liability (included in other liabilities in AFG’s Balance Sheet) equal to the excess of the net carrying value of the assets and liabilities to be disposed over the estimated net sale proceeds. The loss may be adjusted at the closing date based on the final proceeds received and final net assets disposed. At March 31, 2015, and June 30, 2015, the carrying value of the assets and liabilities to be disposed represented approximately 4% of both AFG’s assets and liabilities and are detailed in the table below.

Under accounting guidance effective on January 1, 2015, only disposals of components of an entity that represent a strategic shift and that have a major effect on a reporting entity’s operations and financial results are reported as discontinued operations. Due to the run-off nature of the business and the immaterial expected impact on AFG’s results of operations, the pending sale of AFG’s long-term care insurance business has not been reported as a discontinued operation.

The estimated impact of the pending sale of the run-off long-term care insurance business, which was recorded in AFG’s financial statements as of March 31, 2015, is shown below (in millions):

Estimated sale proceeds (*)	$14

Assets of businesses sold:
Cash and investments	$1,397
Recoverables from reinsurers	603
Deferred policy acquisition costs	15
Other receivables	14
Other assets	7
Goodwill	2
Total assets	2,038
Liabilities of businesses sold:
Annuity benefits accumulated	270
Life, accident and health reserves	1,537
Other liabilities	27
Total liabilities	1,834
Reclassify net unrealized gain on marketable securities	28
Net assets of businesses sold	$176

Pretax loss on subsidiaries recorded in the first quarter of 2015	$(162)

(*)	Includes fair value of the potential additional consideration and is shown net of estimated expenses.

Revenues, costs and expenses, and earnings before income taxes for the subsidiaries to be sold were (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Life, accident and health net earned premiums:
Long-term care	$20	$19	$37	$38
Life operations	2	2	5	5
Net investment income	19	18	37	39
Realized gains (losses) on securities and other income	—	1	(2)	2
Total revenues	41	40	77	84
Annuity benefits	2	2	4	4
Life, accident and health benefits:
Long-term care	25	28	46	57
Life operations	2	3	5	6
Annuity and supplemental insurance acquisition expenses	3	4	6	7
Other expenses	5	3	9	7
Total costs and expenses	37	40	70	81
Earnings before income taxes	$4	$—	$7	$3

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

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$327	$324	$640	$625
Specialty casualty	503	467	993	780
Specialty financial	129	116	249	233
Other specialty	26	24	49	47
Total premiums earned	985	931	1,931	1,685
Net investment income	83	76	162	143
Other income (*)	53	2	59	4
Total property and casualty insurance	1,121	1,009	2,152	1,832
Annuity:
Net investment income	306	289	598	564
Other income	22	19	46	37
Total annuity	328	308	644	601
Run-off long-term care and life	49	48	95	99
Other	44	15	88	40
Total revenues before realized gains (losses)	1,542	1,380	2,979	2,572
Realized gains (losses) on securities	(1)	12	18	31
Realized loss on subsidiaries	—	—	(162)	—
Total revenues	$1,541	$1,392	$2,835	$2,603

(*)	Includes pretax income of $51 million (before noncontrolling interest) from the sale of the Le Pavillon Hotel in the second quarter of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$(13)	$(18)	$(6)	$(12)
Specialty casualty	37	30	65	68
Specialty financial	24	15	46	25
Other specialty	3	2	6	7
Other lines	(1)	—	(1)	(1)
Total underwriting	50	29	110	87
Investment and other income, net (a)	124	62	197	116
Total property and casualty insurance	174	91	307	203
Annuity	88	84	163	157
Run-off long-term care and life	4	(2)	8	(4)
Other (b)	(39)	(55)	(78)	(96)
Total earnings before realized gains (losses) and income taxes	227	118	400	260
Realized gains (losses) on securities	(1)	12	18	31
Realized loss on subsidiaries	—	—	(162)	—
Total earnings before income taxes	$226	$130	$256	$291

(a)	Includes pretax income of $51 million (before noncontrolling interest) from the sale of the Le Pavillon Hotel in the second quarter of 2015.

(b)
Includes holding company expenses. Also includes losses of managed investment entities attributable to noncontrolling interest of $18 million for both the second quarter and the first six months of 2014. Following the adoption of new guidance in the first quarter of 2015, there are no longer earnings (losses) of managed investment entities that are attributable to noncontrolling interests. See Note A — “Accounting Policies — Managed Investment Entities.”

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2015
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$142	$204	$15	$361
States, municipalities and political subdivisions	—	6,996	84	7,080
Foreign government	—	177	—	177
Residential MBS	—	3,818	296	4,114
Commercial MBS	—	2,275	48	2,323
Asset-backed securities (“ABS”)	—	4,051	332	4,383
Corporate and other	48	13,177	597	13,822
Total AFS fixed maturities	190	30,698	1,372	32,260
Trading fixed maturities	13	266	—	279
Equity securities	1,396	190	118	1,704
Assets of managed investment entities (“MIE”)	243	3,357	29	3,629
Variable annuity assets (separate accounts) (*)	—	655	—	655
Other investments — derivatives	—	278	—	278
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$1,842	$35,445	$1,519	$38,806
Liabilities:
Liabilities of managed investment entities	$222	$3,061	$26	$3,309
Derivatives in annuity benefits accumulated	—	—	1,258	1,258
Derivatives in long-term debt	—	(2)	—	(2)
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$222	$3,069	$1,284	$4,575

December 31, 2014
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$164	$174	$15	$353
States, municipalities and political subdivisions	—	6,647	100	6,747
Foreign government	—	194	—	194
Residential MBS	—	4,142	300	4,442
Commercial MBS	—	2,407	44	2,451
Asset-backed securities	—	3,661	226	3,887
Corporate and other	36	12,078	546	12,660
Total AFS fixed maturities	200	29,303	1,231	30,734
Trading fixed maturities	12	254	—	266
Equity securities	1,306	297	93	1,696
Assets of managed investment entities	174	2,903	31	3,108
Variable annuity assets (separate accounts) (*)	—	662	—	662
Other investments — derivatives	—	322	—	322
Total assets accounted for at fair value	$1,692	$33,741	$1,355	$36,788
Liabilities:
Liabilities of managed investment entities	$118	$—	$2,701	$2,819
Derivatives in annuity benefits accumulated	—	—	1,160	1,160
Other liabilities — derivatives	—	13	—	13
Total liabilities accounted for at fair value	$118	$13	$3,861	$3,992

(*)    Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in trade frequency. During the second quarter of 2015, there were five common stocks, two perpetual preferred stocks and one mandatory redeemable preferred stock with aggregate fair values of $26 million, $14 million and $10 million, respectively, that transferred from Level 2 to Level 1. During the first six months of 2015, there were six common stocks, four perpetual preferred stocks and one mandatory redeemable preferred stock with aggregate fair values of $79 million, $19 million and $10 million, respectively, that transferred from Level 2 to Level 1. During the second quarter and first six months of 2014, one perpetual preferred stock with a fair value of less than $1 million and nine perpetual preferred stocks with an aggregate fair value of $55 million, respectively, were transferred from Level 1 to Level 2.

Approximately 4% of the total assets carried at fair value on June 30, 2015, were Level 3 assets. Approximately 72% ($1.10 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than 1% of the total assets measured at fair value and approximately 6% of AFG’s shareholders’ equity, changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $1.26 billion at June 30, 2015. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.30% – 2.10% over the risk free rate
Risk margin for uncertainty in cash flows	0.52% reduction in the discount rate
Surrenders	4% – 16% of indexed account value
Partial surrenders	2% – 10% of indexed account value
Annuitizations	1% – 1.5% of indexed account value
Deaths	1.5% – 3.0% of indexed account value
Budgeted option costs	2.0% – 3.25% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the second quarter and first six months of 2015 and 2014 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2015	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2015
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	61	—	(2)	25	—	—	—	84
Residential MBS	306	(1)	(2)	—	(9)	16	(14)	296
Commercial MBS	44	—	—	—	—	4	—	48
Asset-backed securities	211	1	—	115	(7)	12	—	332
Corporate and other	583	(3)	(17)	35	(11)	10	—	597
Equity securities	84	(4)	3	35	—	—	—	118
Assets of MIE	29	(4)	—	4	—	—	—	29
Embedded derivatives	(1,243)	19	—	(48)	14	—	—	(1,258)

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2014	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2014
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	61	—	—	—	—	—	—	61
Residential MBS	272	2	2	—	(7)	6	(19)	256
Commercial MBS	28	—	—	—	—	—	—	28
Asset-backed securities	206	3	—	10	(15)	—	—	204
Corporate and other	322	4	—	20	(30)	—	(3)	313
Equity securities	41	—	2	16	—	22	—	81
Assets of MIE	29	(1)	—	—	(1)	—	—	27
Liabilities of MIE (*)	(2,322)	(9)	—	(155)	164	—	—	(2,322)
Embedded derivatives	(904)	(78)	—	(56)	12	—	—	(1,026)

(*)	Total realized/unrealized gains (losses) included in net income includes gains of $1 million related to liabilities outstanding as of June 30, 2014. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

			Total realized/unrealized gains (losses) included in
	Balance at December 31, 2014	Impact of accounting change (*)	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2015
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$—	$15
State and municipal	100	—	—	(2)	25	—	—	(39)	84
Residential MBS	300	—	(2)	1	—	(16)	57	(44)	296
Commercial MBS	44	—	—	—	—	—	4	—	48
Asset-backed securities	226	—	1	—	120	(48)	33	—	332
Corporate and other	546	—	(3)	(11)	79	(24)	10	—	597
Equity securities	93	—	(4)	1	45	—	—	(17)	118
Assets of MIE	31	—	(6)	—	4	—	—	—	29
Liabilities of MIE	(2,701)	2,701	—	—	—	—	—	—	—
Embedded derivatives	(1,160)	—	(31)	—	(95)	28	—	—	(1,258)

(*)	The impact of implementing new guidance adopted in 2015, as discussed above and in Note A — “Accounting Policies — Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2013	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2014
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	61	—	—	—	—	—	—	61
Residential MBS	316	3	6	—	(15)	38	(92)	256
Commercial MBS	28	—	—	—	—	—	—	28
Asset-backed securities	75	3	1	60	(16)	81	—	204
Corporate and other	335	5	3	21	(46)	—	(5)	313
Equity securities	31	1	4	46	(9)	22	(14)	81
Assets of MIE	30	(2)	—	—	(1)	—	—	27
Liabilities of MIE (*)	(2,411)	(8)	—	(200)	297	—	—	(2,322)
Embedded derivatives	(804)	(132)	—	(111)	21	—	—	(1,026)

(*)	Total realized/unrealized gains (losses) included in net income includes gains of $5 million related to liabilities outstanding as of June 30, 2014. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Financial assets:
Cash and cash equivalents	$1,216	$1,216	$1,216	$—	$—
Mortgage loans	1,054	1,058	—	—	1,058
Policy loans	223	223	—	—	223
Total financial assets not accounted for at fair value	$2,493	$2,497	$1,216	$—	$1,281
Financial liabilities:
Annuity benefits accumulated (*)	$25,002	$24,291	$—	$—	$24,291
Long-term debt	1,026	1,120	—	1,083	37
Total financial liabilities not accounted for at fair value	$26,028	$25,411	$—	$1,083	$24,328

December 31, 2014
Financial assets:
Cash and cash equivalents	$1,343	$1,343	$1,343	$—	$—
Mortgage loans	1,117	1,124	—	—	1,124
Policy loans	228	228	—	—	228
Total financial assets not accounted for at fair value	$2,688	$2,695	$1,343	$—	$1,352
Financial liabilities:
Annuity benefits accumulated (*)	$23,561	$23,187	$—	$—	$23,187
Long-term debt	1,061	1,180	—	1,106	74
Total financial liabilities not accounted for at fair value	$24,622	$24,367	$—	$1,106	$23,261

(*)	Excludes $201 million and $203 million of life contingent annuities in the payout phase at June 30, 2015 and December 31, 2014, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities and equity securities at June 30, 2015 and December 31, 2014, consisted of the following (in millions):

	June 30, 2015				December 31, 2014
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$356	$361	$7	$(2)	$347	$353	$8	$(2)
States, municipalities and political subdivisions	6,869	7,080	265	(54)	6,393	6,747	364	(10)
Foreign government	167	177	10	—	184	194	10	—
Residential MBS	3,756	4,114	371	(13)	4,046	4,442	411	(15)
Commercial MBS	2,204	2,323	120	(1)	2,294	2,451	158	(1)
Asset-backed securities	4,355	4,383	42	(14)	3,872	3,887	37	(22)
Corporate and other	13,298	13,822	609	(85)	11,938	12,660	751	(29)
Total fixed maturities	$31,005	$32,260	$1,424	$(169)	$29,074	$30,734	$1,739	$(79)
Common stocks	$889	$1,076	$217	$(30)	$885	$1,087	$227	$(25)
Perpetual preferred stocks	$443	$459	$21	$(5)	$398	$414	$21	$(5)
The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at June 30, 2015 and December 31, 2014, respectively, were $216 million and $220 million. Gross unrealized gains on such securities at June 30, 2015 and December 31, 2014 were $148 million and $151 million, respectively. Gross unrealized losses on such securities at June 30, 2015 and December 31, 2014 were $7 million and $8 million, respectively. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and nearly all relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
June 30, 2015
Fixed maturities:
U.S. Government and government agencies	$—	$55	100%	$(2)	$15	88%
States, municipalities and political subdivisions	(50)	2,059	98%	(4)	55	93%
Residential MBS	(5)	338	99%	(8)	208	96%
Commercial MBS	(1)	43	98%	—	19	100%
Asset-backed securities	(10)	1,144	99%	(4)	361	99%
Corporate and other	(80)	3,335	98%	(5)	78	94%
Total fixed maturities	$(146)	$6,974	98%	$(23)	$736	97%
Common stocks	$(30)	$291	91%	$—	$—	—%
Perpetual preferred stocks	$(2)	$105	98%	$(3)	$23	88%

December 31, 2014
Fixed maturities:
U.S. Government and government agencies	$—	$39	100%	$(2)	$15	88%
States, municipalities and political subdivisions	(2)	222	99%	(8)	408	98%
Residential MBS	(4)	298	99%	(11)	209	95%
Commercial MBS	(1)	38	97%	—	11	100%
Asset-backed securities	(11)	1,389	99%	(11)	622	98%
Corporate and other	(16)	588	97%	(13)	433	97%
Total fixed maturities	$(34)	$2,574	99%	$(45)	$1,698	97%
Common stocks	$(25)	$260	91%	$—	$—	—%
Perpetual preferred stocks	$(1)	$45	98%	$(4)	$55	93%

At June 30, 2015, the gross unrealized losses on fixed maturities of $169 million relate to approximately 1,040 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 83% of the gross unrealized loss and 90% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first six months of 2015, AFG recorded less than $1 million in other-than-temporary impairment charges related to its residential MBS.

In the first six months of 2015, AFG recorded approximately $10 million and $4 million in other-than-temporary impairment charges related to corporate bonds and municipal bonds, respectively.

AFG recorded $25 million other-than-temporary impairment charges on common stocks in the first six months of 2015. At June 30, 2015, the gross unrealized losses on common stocks of $30 million relate to 47 securities, none of which has been in an unrealized loss position for more than 12 months.

At June 30, 2015, the gross unrealized losses on preferred stocks of $5 million relate to 22 securities. All of the preferred stocks that have been in an unrealized loss position for 12 months or more (3 securities) have investment grade ratings.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2015	2014
Balance at March 31	$168	$177
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(2)	(2)
Balance at June 30	$166	$175

Balance at January 1	$170	$194
Additional credit impairments on:
Previously impaired securities	1	—
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(5)	(19)
Balance at June 30	$166	$175

The table below sets forth the scheduled maturities of available for sale fixed maturities as of June 30, 2015 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$957	$978	3%
After one year through five years	4,854	5,172	16%
After five years through ten years	10,092	10,352	32%
After ten years	4,787	4,938	15%
	20,690	21,440	66%
ABS (average life of approximately 5 years)	4,355	4,383	14%
MBS (average life of approximately 4-1/2 years)	5,960	6,437	20%
Total	$31,005	$32,260	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at June 30, 2015 or December 31, 2014.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
June 30, 2015
Unrealized gain on:
Fixed maturities — annuity segment (*)	$859	$(301)	$558
Fixed maturities — all other	396	(146)	250
Equity securities	203	(73)	130
Deferred policy acquisition costs — annuity segment	(383)	134	(249)
Annuity benefits accumulated	(107)	37	(70)
Life, accident and health reserves	(70)	24	(46)
Unearned revenue	21	(7)	14
	$919	$(332)	$587

December 31, 2014
Unrealized gain on:
Fixed maturities — annuity segment (*)	$1,157	$(405)	$752
Fixed maturities — all other	503	(185)	318
Equity securities	218	(79)	139
Deferred policy acquisition costs — annuity segment	(531)	186	(345)
Annuity benefits accumulated	(112)	39	(73)
Life, accident and health reserves	(104)	36	(68)
Unearned revenue	31	(11)	20
	$1,162	$(419)	$743

(*)	Unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Investment income:
Fixed maturities	$360	$338	$712	$665
Equity securities	17	16	34	32
Equity in earnings of partnerships and similar investments	5	7	8	13
Other	26	19	47	36
Gross investment income	408	380	801	746
Investment expenses	(4)	(1)	(9)	(6)
Net investment income	$404	$379	$792	$740

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (a)	Total Pretax	Tax Effects	Noncon- trolling Interests	Total
Quarter ended June 30, 2015
Realized before impairments	$7	$25	$(2)	$(1)	$29	$(10)	$—	$19
Realized — impairments	(10)	(23)	—	3	(30)	11	—	(19)
Change in unrealized	(623)	(21)	—	314	(330)	115	3	(212)

Quarter ended June 30, 2014
Realized before impairments	$9	$4	$—	$—	$13	$(4)	$(1)	$8
Realized — impairments	—	(1)	—	—	(1)	—	—	(1)
Change in unrealized	295	30	—	(137)	188	(66)	(2)	120

Six months ended June 30, 2015
Realized before impairments	$10	$46	$(2)	$(2)	$52	$(18)	$—	$34
Realized — impairments	(15)	(25)	—	6	(34)	12	—	(22)
Change in unrealized	(405)	(15)	—	177	(243)	85	2	(156)

Six months ended June 30, 2014
Realized before impairments	$22	$10	$1	$—	$33	$(11)	$(1)	$21
Realized — impairments	(1)	(1)	—	—	(2)	—	—	(2)
Change in unrealized	611	43	—	(273)	381	(134)	(5)	242

(a)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Six months ended June 30,
	2015	2014
Fixed maturities:
Gross gains	$13	$18
Gross losses	—	(2)
Equity securities:
Gross gains	46	12
Gross losses	—	—

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		June 30, 2015		December 31, 2014
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$170	$—	$158	$—
Public company warrants	Equity securities	—	—	19	—
Interest rate swaptions	Other investments	—	—	—	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	1,258	—	1,160
Equity index call options	Other investments	278	—	322	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	9	—	13
		$448	$1,267	$499	$1,173

The MBS with embedded derivatives consist primarily of interest-only MBS with interest rates that float inversely with short-term rates. AFG records the entire change in the fair value of these securities in earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s investment portfolio.

Warrants to purchase shares of publicly traded companies, which represent a small component of AFG’s overall investment portfolio, are considered to be derivatives that must be marked to market through earnings. AFG exercised its most significant warrant position in the first quarter of 2015.

AFG has $200 million notional amount of pay-fixed interest rate swaptions (options to enter into pay-fixed/receive floating interest rate swaps at future dates expiring in the fourth quarter of 2015) outstanding at June 30, 2015, which are used to mitigate interest rate risk in its annuity operations. AFG paid $4 million to purchase these swaptions, which represents its maximum potential economic loss over the life of the contracts.

AFG’s fixed-indexed annuities, which represented just over one-half of annuity benefits accumulated at June 30, 2015, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($265 million at June 30, 2015) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A to the financial statements, certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the second quarter and first six months of 2015 and 2014 (in millions):

		Three months ended June 30,		Six months ended June 30,
Derivative	Statement of Earnings Line	2015	2014	2015	2014
MBS with embedded derivatives	Realized gains on securities	$(1)	$4	$(3)	$7
Public company warrants	Realized gains on securities	—	—	—	(2)
Interest rate swaptions	Realized gains on securities	—	(1)	—	(2)
Fixed-indexed annuities (embedded derivative)	Annuity benefits	19	(78)	(31)	(132)
Equity index call options	Annuity benefits	3	63	23	93
Reinsurance contracts (embedded derivative)	Net investment income	3	(1)	3	(3)
		$24	$(13)	$(8)	$(39)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Derivatives Designated and Qualifying as Cash Flow Hedges   In the second quarter of 2015, AFG entered into two interest rate swaps (a five-year, $195 million notional amount swap and a fifteen-year, $132 million notional amount swap) under which AFG receives fixed-rate interest payments in exchange for variable interest payments based on three-month LIBOR. In the third quarter of 2014, AFG entered into a five-year $431 million notional amount interest rate swap under which AFG receives fixed-rate interest payments in exchange for variable interest payments based on one-month LIBOR. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in LIBOR.

The notional amounts amortize down over each swap’s respective life in anticipation of an expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on LIBOR ($673 million and $401 million total notional amounts at June 30, 2015 and December 31, 2014, respectively). The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was $1 million and less than $1 million at June 30, 2015 and December 31, 2014, respectively. The fair value of the effective portion of interest rate swaps in a liability position and included in other liabilities was $1 million at June 30, 2015. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and tax. During the second quarter and first six months of 2015, $1 million and $2 million, respectively, was reclassified from AOCI to net investment income. There was no ineffectiveness recorded in Net Earnings during these periods.

Derivative Designated and Qualifying as a Fair Value Hedge   In June 2015, AFG entered into an interest rate swap to mitigate the interest rate risk associated with its fixed-rate 9-7/8% Senior Notes due June 2019 by effectively converting the interest rate on those notes to a floating rate of three-month LIBOR plus 8.099% (8.3847% at June 30, 2015). Since the terms of the interest rate swap match the terms of the hedged debt, changes in the fair value of the interest rate swap are offset by changes in the fair value of the hedged debt attributable to changes in interest rates. The fair value of the interest rate swap (an asset of $2 million at June 30, 2015) and the offsetting adjustment to the carrying value of the 9-7/8% Senior Notes are both included in long-term debt on AFG’s Balance Sheet. Accordingly, the net impact on AFG’s current period earnings is that the interest expense associated with the hedged debt is effectively recorded at the floating rate. The net reduction in interest expense from the swap for the second quarter of 2015 was less than $1 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales				Consolidated
	Costs	Costs	Inducements	PVFP	Unrealized	Total	Total
Balance at March 31, 2015	$217	$942	$128	$71	$(602)	$539	$756
Additions	137	46	1	—	—	47	184
Amortization:
Periodic amortization	(130)	(55)	(7)	(3)	—	(65)	(195)
Included in realized gains	—	1	1	—	—	2	2
Foreign currency translation	(1)	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	219	219	219
Balance at June 30, 2015	$223	$934	$123	$68	$(383)	$742	$965

Balance at March 31, 2014	$214	$898	$146	$82	$(450)	$676	$890
Additions	127	52	1	—	—	53	180
Amortization:
Periodic amortization	(123)	(33)	(6)	(3)	—	(42)	(165)
Included in realized gains	—	1	—	—	—	1	1
Foreign currency translation	1	—	—	—	—	—	1
Change in unrealized	—	—	—	—	(101)	(101)	(101)
Balance at June 30, 2014	$219	$918	$141	$79	$(551)	$587	$806

Balance at December 31, 2014	$221	$925	$132	$74	$(531)	$600	$821
Additions	258	90	4	—	—	94	352
Amortization:
Periodic amortization	(256)	(84)	(14)	(6)	—	(104)	(360)
Included in realized gains	—	3	1	—	—	4	4
Foreign currency translation	—	—	—	—	—	—	—
Change in unrealized	—	—	—	—	148	148	148
Balance at June 30, 2015	$223	$934	$123	$68	$(383)	$742	$965

Balance at December 31, 2013	$211	$875	$149	$85	$(345)	$764	$975
Additions	251	102	5	—	—	107	358
Amortization:
Periodic amortization	(244)	(60)	(13)	(6)	—	(79)	(323)
Included in realized gains	—	1	—	—	—	1	1
Foreign currency translation	1	—	—	—	—	—	1
Change in unrealized	—	—	—	—	(206)	(206)	(206)
Balance at June 30, 2014	$219	$918	$141	$79	$(551)	$587	$806

The present value of future profits (“PVFP”) amounts in the table above are net of $215 million and $209 million of accumulated amortization at June 30, 2015 and December 31, 2014, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 15.0% to 51.2% of the most subordinate debt tranche of thirteen collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2004 and 2015, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG), and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $319 million (including $87 million invested in the most subordinate debt tranches) at June 30, 2015, and $289 million at December 31, 2014.

In May 2015, AFG formed a new CLO, which issued $511 million face amount of liabilities (including $45 million face amount purchased by subsidiaries of AFG). During the first six months of 2014, AFG subsidiaries purchased $6 million face amount of senior debt tranches of existing CLOs for $6 million. During the first six months of 2015 and 2014, AFG subsidiaries received redemption proceeds of $1 million and $54 million, respectively, from its CLO investments.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$(7)	$(1)	$26	$(2)
Liabilities	5	(9)	(31)	(8)
Management fees paid to AFG	3	8	7	11
CLO earnings (losses) attributable to (b):
AFG shareholders	5	6	8	11
Noncontrolling interests	—	(18)	—	(18)

(a)	Included in Revenues in AFG’s Statement of Earnings.

(b)	Included in Earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $63 million and $83 million at June 30, 2015 and December 31, 2014. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $134 million and $131 million at those dates. The CLO assets include $2 million in loans at both June 30, 2015 and December 31, 2014 for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $10 million and $6 million at those dates, respectively).

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $201 million during the first six months of 2015. Included in other assets in AFG’s Balance Sheet is $45 million at June 30, 2015 and $49 million at December 31, 2014 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $14 million and $91 million, respectively. Amortization of intangibles was $2 million and $5 million in the second quarters and $4 million and $8 million in the first six months of 2015 and 2014, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Long-Term Debt

The carrying value of long-term debt consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Direct Senior Obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
Other	3	3
	840	840

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	150

Subsidiaries:
Notes payable secured by real estate due 2015 through 2016	22	59
National Interstate bank credit facility	12	12
	34	71
	$1,024	$1,061

To achieve a desired balance between fixed and variable rate debt, AFG entered into an interest rate swap in June 2015, which effectively converts its 9-7/8% Senior Notes to a floating rate of three-month LIBOR plus 8.099% (8.3847% at June 30, 2015). The fair value of the interest rate swap (an asset of $2 million at June 30, 2015) and the offsetting adjustment to the carrying value of the notes are both included in the carrying value of the 9-7/8% Senior Notes in the table above.

Scheduled principal payments on debt for the balance of 2015, the subsequent five years and thereafter were as follows: 2015 — $12 million; 2016 — $10 million; 2017 — $12 million; 2018 — none; 2019 — $350 million; 2020 — none and thereafter — $640 million.

As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	June 30, 2015	December 31, 2014
Senior unsecured obligations	$852	$852
Subordinated unsecured obligations	150	150
Obligations secured by real estate	22	59
	$1,024	$1,061

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at June 30, 2015 or December 31, 2014.

National Interstate can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. At June 30, 2015, there was $12 million outstanding under this agreement, bearing interest at 1.28% (six-month LIBOR plus 0.875%).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

and other comprehensive income, which consists primarily of changes in net unrealized gains or losses on available for sale securities.

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Quarter ended June 30, 2015
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(329)	$115	$(214)	$3	$(211)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(1)	—	(1)	—	(1)
Total net unrealized gains (losses) on securities (b)	$799	(330)	115	(215)	3	(212)	$587
Net unrealized gains (losses) on cash flow hedges	1	(1)	—	(1)	—	(1)	—
Foreign currency translation adjustments	(16)	—	—	—	—	—	(16)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	(8)
Total	$776	$(331)	$115	$(216)	$3	$(213)	$563

Quarter ended June 30, 2014
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$200	$(70)	$130	$(3)	$127
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(12)	4	(8)	1	(7)
Total net unrealized gains on securities	$685	188	(66)	122	(2)	120	$805
Foreign currency translation adjustments	(4)	2	—	2	—	2	(2)
Pension and other postretirement plans adjustments	(4)	—	—	—	—	—	(4)
Total	$677	$190	$(66)	$124	$(2)	$122	$799

Six months ended June 30, 2015
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(223)	$78	$(145)	$2	$(143)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(20)	7	(13)	—	(13)
Total net unrealized gains (losses) on securities (b)	$743	(243)	85	(158)	2	(156)	$587
Net unrealized gains (losses) on cash flow hedges	—	—	—	—	—	—	—
Foreign currency translation adjustments	(8)	(8)	—	(8)	—	(8)	(16)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	(8)
Total	$727	$(251)	$85	$(166)	$2	$(164)	$563

Six months ended June 30, 2014
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$411	$(144)	$267	$(6)	$261
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(30)	10	(20)	1	(19)
Total net unrealized gains on securities	$563	381	(134)	247	(5)	242	$805
Foreign currency translation adjustments	1	(3)	—	(3)	—	(3)	(2)
Pension and other postretirement plans adjustments	(4)	—	—	—	—	—	(4)
Total	$560	$378	$(134)	$244	$(5)	$239	$799

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Consolidated Statement of Earnings:

OCI component	Affected line in the Consolidated Statement of Earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $57 million at both June 30, 2015 and March 31, 2015 and $58 million at December 31, 2014 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2015, AFG issued 171,130 shares of restricted Common Stock (fair value of $63.15 per share) and granted stock options for 716,818 shares of Common Stock (at an exercise price of $63.15) under the Stock Incentive Plan. In addition, AFG issued 54,732 shares of Common Stock (fair value of $62.55 per share) in the first quarter of 2015 under the Equity Bonus Plan.

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

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $7 million in both the second quarter of 2015 and 2014 and $13 million and $14 million in the first six months of 2015 and 2014, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in the Statement of Earnings (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$226		$130		$256		$291

Income taxes at statutory rate	$80	35%	$46	35%	$90	35%	$102	35%
Effect of:
Tax exempt interest	(7)	(3%)	(7)	(5%)	(14)	(5%)	(12)	(4%)
Change in valuation allowance	1	—%	2	2%	—	—%	3	1%
Losses of managed investment entities	—	—%	6	5%	—	—%	6	2%
Subsidiaries not in AFG’s tax return	1	—%	(2)	(2%)	2	1%	(1)	—%
Other	2	2%	2	1%	4	1%	3	1%
Provision for income taxes as shown in the Statement of Earnings	$77	34%	$47	36%	$82	32%	$101	35%

During the first six months of 2015, there were no material changes to AFG’s liability for uncertain tax positions.

M.     Contingencies

As discussed in Note B — “Acquisitions and Sale of Businesses,” AFG recorded a $162 million pretax loss in the first six months of 2015 to establish a liability (included in other liabilities in AFG’s Balance Sheet) that effectively reduces the net carrying value of the assets and liabilities to be disposed in the pending sale of its run-off long-term care business to equal the estimated net sale proceeds from the sale. There have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2014 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims, as well as environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	36	Results of Operations — Second Quarter	49
Overview	37	Segmented Statement of Earnings	49
Critical Accounting Policies	37	Property and Casualty Insurance	50
Liquidity and Capital Resources	38	Annuity	58
Ratios	38	Run-off Long-Term Care and Life	64
Condensed Consolidated Cash Flows	38	Holding Company, Other and Unallocated	64
Parent and Subsidiary Liquidity	39	Results of Operations — First Six Months	67
Investments	40	Segmented Statement of Earnings	67
Uncertainties	44	Property and Casualty Insurance	68
Managed Investment Entities	44	Annuity	77
Results of Operations	48	Run-off Long-Term Care and Life	82
General	48	Holding Company, Other and Unallocated	82
		Recent and Pending Accounting Standards	84

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

Net earnings attributable to AFG’s shareholders for the second quarter and first six months of 2015 were $141 million ($1.57 per share, diluted) and $160 million ($1.79 per share, diluted), respectively, compared to $106 million ($1.15 per share, diluted) and $209 million ($2.28 per share, diluted) reported in the same periods of 2014, reflecting:

•	higher underwriting profit and net investment income in the property and casualty insurance segment,

•	higher operating earnings in the annuity and run-off long-term care and life segments,

•	the second quarter 2015 gain on the sale of Le Pavillon Hotel, and

•	the first quarter 2015 loss on the pending sale of AFG’s run-off long-term care business.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements is most significant are as follows:

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2014 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	June 30, 2015	December 31,
		2014	2013
Long-term debt	$1,024	$1,061	$913
Total capital	5,551	5,513	5,192
Ratio of debt to total capital:
Including subordinated debt and debt secured by real estate	18.4%	19.2%	17.6%
Excluding subordinated debt and debt secured by real estate	15.4%	15.6%	16.6%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.65 for the six months ended June 30, 2015 and 1.90 for the year ended December 31, 2014. Excluding annuity benefits, this ratio was 5.92 and 7.95, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Six months ended June 30,
	2015	2014
Net cash provided by operating activities	$576	$499
Net cash used in investing activities	(2,114)	(970)
Net cash provided by financing activities	1,411	948
Net change in cash and cash equivalents	$(127)	$477

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Net cash provided by operating activities was $576 million for the first six months of 2015 compared to $499 million in the first six months of 2014, an increase of $77 million.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $2.11 billion for the first six months of 2015 compared to $970 million in the first six months of 2014, an increase of $1.14 billion. Cash on hand in the annuity and run-off long-term care and life segments decreased by $84 million during the first six months of 2015 as the investment of funds outpaced the net cash flows received from annuity policyholders compared to a $214 million increase in cash on hand in these segments during the first six months of 2014 as net cash flows from annuity policyholders outpaced the investment of the funds received during that period. The change in net cash used in investing activities also reflects the impact of investing the

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

property and casualty segment’s cash flows from operating activities, which were higher in the first six months of 2015 as compared to the 2014 period. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments (collateralized loan obligations), which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $369 million use of cash in the first six months of 2015 compared to a $163 million source of cash in the 2014 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $1.41 billion for the first six months of 2015 compared to $948 million in the first six months of 2014, an increase of $463 million. During the first six months of 2015, AFG repurchased $78 million of its Common Stock compared to $44 million repurchased in the first six months of 2014, which accounted for a $34 million decrease in net cash provided by financing activities in the 2015 period compared to the 2014 period. Financing activities also include the issuance and retirement of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. The issuances of managed investment entity liabilities exceeded retirements by $447 million in the first six months of 2015 compared to retirements exceeding issuances by $97 million in the first six months of 2014, accounting for a $544 million increase in net cash provided by financing activities in the 2015 period compared to the 2014 period. See Managed Investment Entities in Note A — “Accounting Policies” and Note H — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under the agreement, or under any other parent company short-term borrowing arrangements, during 2014 or the first six months of 2015.

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

During the first six months of 2015, AFG repurchased 1,254,791 shares of its Common Stock for $78 million. During 2014, AFG repurchased 3.3 million shares of its Common Stock for $191 million.

Under a tax allocation agreement with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. At June 30, 2015, GALIC had $740 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.02% to 0.23% over LIBOR (average rate of 0.41% at June 30, 2015). While these advances must be repaid between 2016 and 2020, GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB.

National Interstate Corporation, a 51%-owned property and casualty insurance subsidiary, can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. There was $12 million borrowed under this agreement at June 30, 2015, bearing interest at 1.28% (six-month LIBOR plus 0.875%).

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At June 30, 2015, AFG could reduce the average crediting rate on approximately $19 billion of traditional fixed and fixed-indexed deferred annuities without guaranteed withdrawal benefits by 64 basis points (on a weighted average basis).

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

Investments   AFG’s investment portfolio at June 30, 2015, contained $32.26 billion in fixed maturity securities and $1.54 billion in equity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $279 million in fixed maturities and $169 million in equity securities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at June 30, 2015 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$32,539
Percentage impact on fair value of 100 bps increase in interest rates	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,627)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	700
Estimated pretax impact on accumulated other comprehensive income	(927)
Deferred income tax	324
Noncontrolling interests	13
Estimated after-tax impact on accumulated other comprehensive income	$(590)

Approximately 87% of the fixed maturities held by AFG at June 30, 2015, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at June 30, 2015, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 5 years and 3-1/2 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$310	$319	103%	$9	100%
Non-agency prime	1,743	1,930	111%	187	41%
Alt-A	886	985	111%	99	17%
Subprime	823	886	108%	63	16%
Commercial	2,207	2,326	105%	119	100%
	$5,969	$6,446	108%	$477	58%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At June 30, 2015, 98% (based on statutory carrying value of $5.89 billion) of AFG’s MBS securities had a NAIC designation of 1 or 2.

Municipal bonds represented approximately 22% of AFG’s fixed maturity portfolio at June 30, 2015. AFG’s municipal bond portfolio is high quality, with 98% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At June 30, 2015, approximately 74% of the municipal bond portfolio was held in

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

revenue bonds, with the remaining 26% held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2015, is shown in the following table (dollars in millions). Approximately $482 million of available for sale fixed maturity securities and $132 million of available for sale equity securities had no unrealized gains or losses at June 30, 2015.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$24,068	$7,710
Amortized cost of securities	$22,644	$7,879
Gross unrealized gain (loss)	$1,424	$(169)
Fair value as % of amortized cost	106%	98%
Number of security positions	4,221	1,037
Number individually exceeding $2 million gain or loss	79	3
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$491	$(14)
States and municipalities	265	(54)
Banks, savings and credit institutions	112	(21)
Gas and electric services	99	(5)
Asset-backed securities	42	(14)
Percentage rated investment grade	86%	90%

Available for Sale Equity Securities
Fair value of securities	$984	$419
Cost of securities	$746	$454
Gross unrealized gain (loss)	$238	$(35)
Fair value as % of cost	132%	92%
Number of security positions	177	69
Number individually exceeding $2 million gain or loss	31	7

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2015, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	—%
After one year through five years	20%	5%
After five years through ten years	29%	42%
After ten years	12%	25%
	65%	72%
Asset-backed securities (average life of approximately 5 years)	11%	20%
Mortgage-backed securities (average life of approximately 4-1/2 years)	24%	8%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at June 30, 2015
Securities with unrealized gains:
Exceeding $500,000 (899 securities)	$10,646	$956	110%
$500,000 or less (3,322 securities)	13,422	468	104%
	$24,068	$1,424	106%
Securities with unrealized losses:
Exceeding $500,000 (81 securities)	$1,514	$(71)	96%
$500,000 or less (956 securities)	6,196	(98)	98%
	$7,710	$(169)	98%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at June 30, 2015
Investment grade fixed maturities with losses for:
Less than one year (769 securities)	$6,417	$(126)	98%
One year or longer (100 securities)	535	(15)	97%
	$6,952	$(141)	98%
Non-investment grade fixed maturities with losses for:
Less than one year (102 securities)	$557	$(20)	97%
One year or longer (66 securities)	201	(8)	96%
	$758	$(28)	96%
Common equity securities with losses for:
Less than one year (47 securities)	$291	$(30)	91%
One year or longer (none)	—	—	—%
	$291	$(30)	91%
Perpetual preferred equity securities with losses for:
Less than one year (19 securities)	$105	$(2)	98%
One year or longer (3 securities)	23	(3)	88%
	$128	$(5)	96%

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

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2015. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
June 30, 2015
Assets:
Cash and investments	$37,963	$—	$(319)	(a)	$37,644
Assets of managed investment entities	—	3,629	—		3,629
Other assets	8,152	—	(1)	(a)	8,151
Total assets	$46,115	$3,629	$(320)		$49,424
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$9,748	$—	$—		$9,748
Annuity, life, accident and health benefits and reserves	27,359	—	—		27,359
Liabilities of managed investment entities	—	3,629	(320)	(a)	3,309
Long-term debt and other liabilities	4,024	—	—		4,024
Total liabilities	41,131	3,629	(320)		44,440
Shareholders’ equity:
Common Stock and Capital surplus	1,271	—	—		1,271
Retained earnings	2,968	—	—		2,968
Accumulated other comprehensive income, net of tax	563	—	—		563
Total shareholders’ equity	4,802	—	—		4,802
Noncontrolling interests	182	—	—		182
Total equity	4,984	—	—		4,984
Total liabilities and equity	$46,115	$3,629	$(320)		$49,424

December 31, 2014
Assets:
Cash and investments	$36,499	$—	$(289)	(a)	$36,210
Assets of managed investment entities	—	3,108	—		3,108
Other assets	8,219	—	(2)	(a)	8,217
Total assets	$44,718	$3,108	$(291)		$47,535
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$9,828	$—	$—		$9,828
Annuity, life, accident and health benefits and reserves	25,939	—	—		25,939
Liabilities of managed investment entities	—	3,105	(286)	(a)	2,819
Long-term debt and other liabilities	3,895	—	—		3,895
Total liabilities	39,662	3,105	(286)		42,481
Shareholders’ equity:
Common Stock and Capital surplus	1,240	5	(5)		1,240
Retained earnings:
Appropriated — managed investment entities	—	(2)	—		(2)
Unappropriated	2,914	—	—		2,914
Accumulated other comprehensive income, net of tax	727	—	—		727
Total shareholders’ equity	4,881	3	(5)		4,879
Noncontrolling interests	175	—	—		175
Total equity	5,056	3	(5)		5,054
Total liabilities and equity	$44,718	$3,108	$(291)		$47,535

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended June 30, 2015
Revenues:
Insurance net earned premiums	$1,012	$—	$—		$1,012
Net investment income	409	—	(5)	(b)	404
Realized losses on securities	(1)	—	—		(1)
Income (loss) of managed investment entities:
Investment income	—	38	—		38
Gain (loss) on change in fair value of assets/liabilities	—	3	(5)	(b)	(2)
Other income	93	—	(3)	(c)	90
Total revenues	1,513	41	(13)		1,541
Costs and Expenses:
Insurance benefits and expenses	1,187	—	—		1,187
Expenses of managed investment entities	—	39	(11)	(b)(c)	28
Interest charges on borrowed money and other expenses	100	—	—		100
Total costs and expenses	1,287	39	(11)		1,315
Earnings before income taxes	226	2	(2)		226
Provision for income taxes	77	—	—		77
Net earnings, including noncontrolling interests	149	2	(2)		149
Less: Net earnings attributable to noncontrolling interests	8	—	—		8
Net earnings attributable to shareholders	$141	$2	$(2)		$141

Three months ended June 30, 2014
Revenues:
Insurance net earned premiums	$958	$—	$—		$958
Net investment income	385	—	(6)	(b)	379
Realized gains on securities	12	—	—		12
Income (loss) of managed investment entities:
Investment income	—	27	—		27
Gain (loss) on change in fair value of assets/liabilities	—	(11)	1	(b)	(10)
Other income	34	—	(8)	(c)	26
Total revenues	1,389	16	(13)		1,392
Costs and Expenses:
Insurance benefits and expenses	1,148	—	—		1,148
Expenses of managed investment entities	—	34	(13)	(b)(c)	21
Interest charges on borrowed money and other expenses	93	—	—		93
Total costs and expenses	1,241	34	(13)		1,262
Earnings before income taxes	148	(18)	—		130
Provision for income taxes	47	—	—		47
Net earnings, including noncontrolling interests	101	(18)	—		83
Less: Net loss attributable to noncontrolling interests	(5)	—	(18)	(d)	(23)
Net earnings attributable to shareholders	$106	$(18)	$18		$106

(a)
Includes $5 million and $6 million for the second quarter of 2015 and 2014, respectively, in net investment income representing the change in fair value of AFG’s CLO investments plus $3 million and $8 million in the second quarter of 2015 and 2014, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $8 million and $5 million in the second quarter of 2015 and 2014, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Six months ended June 30, 2015
Revenues:
Insurance net earned premiums	$1,983	$—	$—		$1,983
Net investment income	800	—	(8)	(b)	792
Realized gains (losses) on:
Securities	18	—	—		18
Subsidiaries	(162)	—	—		(162)
Income (loss) of managed investment entities:
Investment income	—	72	—		72
Gain (loss) on change in fair value of assets/liabilities	—	3	(8)	(b)	(5)
Other income	144	—	(7)	(c)	137
Total revenues	2,783	75	(23)		2,835
Costs and Expenses:
Insurance benefits and expenses	2,330	—	—		2,330
Expenses of managed investment entities	—	73	(21)	(b)(c)	52
Interest charges on borrowed money and other expenses	197	—	—		197
Total costs and expenses	2,527	73	(21)		2,579
Earnings before income taxes	256	2	(2)		256
Provision for income taxes	82	—	—		82
Net earnings, including noncontrolling interests	174	2	(2)		174
Less: Net earnings attributable to noncontrolling interests	14	—	—		14
Net earnings attributable to shareholders	$160	$2	$(2)		$160

Six months ended June 30, 2014
Revenues:
Insurance net earned premiums	$1,740	$—	$—		$1,740
Net investment income	751	—	(11)	(b)	740
Realized gains on securities	31	—	—		31
Income (loss) of managed investment entities:
Investment income	—	55	—		55
Gain (loss) on change in fair value of assets/liabilities	—	(10)	—	(b)	(10)
Other income	58	—	(11)	(c)	47
Total revenues	2,580	45	(22)		2,603
Costs and Expenses:
Insurance benefits and expenses	2,090	—	—		2,090
Expenses of managed investment entities	—	63	(22)	(b)(c)	41
Interest charges on borrowed money and other expenses	181	—	—		181
Total costs and expenses	2,271	63	(22)		2,312
Earnings before income taxes	309	(18)	—		291
Provision for income taxes	101	—	—		101
Net earnings, including noncontrolling interests	208	(18)	—		190
Less: Net loss attributable to noncontrolling interests	(1)	—	(18)	(d)	(19)
Net earnings attributable to shareholders	$209	$(18)	$18		$209

(a)
Includes $8 million and $11 million for the first six months of 2015 and 2014, respectively, in net investment income representing the change in fair value of AFG’s CLO investments plus $7 million and $11 million in the first six months 2015 and 2014, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $14 million and $11 million in the first six months of 2015 and 2014, respectively, in distributions recorded as interest expense by the CLOs.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Core net operating earnings	$115	$99	$227	$190
Realized gains on securities (*)	—	7	12	19
Realized loss on subsidiaries (*)	—	—	(105)	—
Gain on sale of Le Pavillon Hotel (*)	26	—	26	—
Net earnings attributable to shareholders	$141	$106	$160	$209

Diluted per share amounts:
Core net operating earnings	$1.28	$1.07	$2.54	$2.07
Realized gains on securities	—	0.08	0.14	0.21
Realized loss on subsidiaries	—	—	(1.18)	—
Gain on sale of Le Pavillon Hotel	0.29	—	0.29	—
Net earnings attributable to shareholders	$1.57	$1.15	$1.79	$2.28

(*)	The tax effects of reconciling items are shown below (in millions):

Realized gains on securities	$1	$(4)	$(6)	$(11)
Realized loss on subsidiaries	—	—	57	—
Gain on sale of Le Pavillon Hotel	(19)	—	(19)	—

In addition, reconciling items are shown net of noncontrolling interests as follows (in millions):

Realized gains on securities	$—	$(1)	$—	$(1)
Gain on sale of Le Pavillon Hotel	(6)	—	(6)	—

Net earnings attributable to shareholders increased $35 million in the second quarter of 2015 compared to the same period in 2014 due primarily to the gain on the sale of Le Pavillon Hotel and higher core net operating earnings. Core net operating earnings increased $16 million in the second quarter of 2015 compared to the same period in 2014 due primarily to higher underwriting profit and net investment income in the property and casualty insurance segment and higher operating earnings in the annuity and run-off long-term care and life segments.

Net earnings attributable to shareholders decreased $49 million in the first six months of 2015 compared to the same period in 2014 due primarily to the loss on the pending sale of AFG’s run-off long-term care insurance business, partially offset by the gain on the sale of Le Pavillon Hotel and higher core net operating earnings. Core net operating earnings increased $37 million in the first six months of 2015 compared to the same period in 2014 due primarily to higher underwriting profit and net investment income in the property and casualty insurance segment and higher operating earnings in the annuity and run-off long-term care and life segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — QUARTERS ENDED JUNE 30, 2015 AND 2014

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the quarters ended June 30, 2015 and 2014 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended June 30, 2015
Revenues:
Property and casualty insurance net earned premiums	$985	$—	$—	$—	$—	$985	$—	$985
Life, accident and health net earned premiums	—	—	27	—	—	27	—	27
Net investment income	83	306	21	(5)	(1)	404	—	404
Realized losses on securities	—	—	—	—	—	—	(1)	(1)
Income (loss) of MIEs:
Investment income	—	—	—	38	—	38	—	38
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(2)	—	(2)	—	(2)
Other income	2	22	1	(3)	17	39	51	90
Total revenues	1,070	328	49	28	16	1,491	50	1,541

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	601	—	—	—	—	601	—	601
Commissions and other underwriting expenses	334	—	—	—	4	338	—	338
Annuity benefits	—	151	—	—	—	151	—	151
Life, accident and health benefits	—	—	33	—	—	33	—	33
Annuity and supplemental insurance acquisition expenses	—	60	4	—	—	64	—	64
Interest charges on borrowed money	—	—	—	—	19	19	—	19
Expenses of MIEs	—	—	—	28	—	28	—	28
Other expenses	12	29	8	—	32	81	—	81
Total costs and expenses	947	240	45	28	55	1,315	—	1,315
Earnings before income taxes	123	88	4	—	(39)	176	50	226
Provision for income taxes	39	31	2	—	(13)	59	18	77
Net earnings, including noncontrolling interests	84	57	2	—	(26)	117	32	149
Less: Net earnings attributable to noncontrolling interests	2	—	—	—	—	2	6	8
Core Net Operating Earnings	82	57	2	—	(26)	115
Non-core earnings attributable to shareholders (a):
Gain on sale of Le Pavillon Hotel, net of tax and noncontrolling interests	26	—	—	—	—	26	(26)	—
Net Earnings Attributable to Shareholders	$108	$57	$2	$—	$(26)	$141	$—	$141

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended June 30, 2014
Revenues:
Property and casualty insurance net earned premiums	$931	$—	$—	$—	$—	$931	$—	$931
Life, accident and health net earned premiums	—	—	27	—	—	27	—	27
Net investment income	76	289	19	(6)	1	379	—	379
Realized gains on securities	—	—	—	—	—	—	12	12
Income (loss) of MIEs:
Investment income	—	—	—	27	—	27	—	27
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(10)	—	(10)	—	(10)
Other income	2	19	2	(8)	11	26	—	26
Total revenues	1,009	308	48	3	12	1,380	12	1,392

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	602	—	—	—	—	602	—	602
Commissions and other underwriting expenses	300	—	—	—	—	300	—	300
Annuity benefits	—	166	—	—	—	166	—	166
Life, accident and health benefits	—	—	39	—	—	39	—	39
Annuity and supplemental insurance acquisition expenses	—	37	4	—	—	41	—	41
Interest charges on borrowed money	1	—	—	—	16	17	—	17
Expenses of MIEs	—	—	—	21	—	21	—	21
Other expenses	15	21	7	—	33	76	—	76
Total costs and expenses	918	224	50	21	49	1,262	—	1,262
Earnings before income taxes	91	84	(2)	(18)	(37)	118	12	130
Provision for income taxes	27	29	—	—	(13)	43	4	47
Net earnings, including noncontrolling interests	64	55	(2)	(18)	(24)	75	8	83
Less: Net earnings (loss) attributable to noncontrolling interests	(6)	—	—	(18)	—	(24)	1	(23)
Core Net Operating Earnings	70	55	(2)	—	(24)	99
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	—	7	7	(7)	—
Net Earnings Attributable to Shareholders	$70	$55	$(2)	$—	$(17)	$106	$—	$106

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $174 million in GAAP pretax earnings in the second quarter of 2015 compared to $91 million in the second quarter of 2014, an increase of $83 million (91%). Property and casualty core pretax earnings were $123 million in the second quarter of 2015 compared to $91 million in the second quarter of 2014, an increase of $32 million (35%). The increase in GAAP and core pretax earnings reflects higher underwriting profit in the Specialty casualty and Specialty financial groups, improved results in the Property and transportation group and higher net

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

investment income. The increase in GAAP pretax earnings in the second quarter of 2015 also reflects a $51 million pretax non-core gain on the sale of Le Pavillon Hotel, a luxury hotel property located in New Orleans, Louisiana that was owned and managed by an 80%-owned subsidiary of Great American Insurance Company. The gain on the sale of this real estate property is being treated as a non-core item due to the size and infrequent nature of the transaction.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended June 30, 2015 and 2014 (dollars in millions):

	Three months ended June 30,
	2015	2014	% Change
Gross written premiums	$1,318	$1,291	2%
Reinsurance premiums ceded	(292)	(293)	—%
Net written premiums	1,026	998	3%
Change in unearned premiums	(41)	(67)	(39%)
Net earned premiums	985	931	6%
Loss and loss adjustment expenses	601	602	—%
Commissions and other underwriting expenses	334	300	11%
Underwriting gain	50	29	72%

Net investment income	83	76	9%
Other income and expenses, net (*)	(10)	(14)	(29%)
Core earnings before income taxes	123	91	35%
Pretax non-core gain on sale of Le Pavillon Hotel	51	—	—%
GAAP earnings before income taxes	$174	$91	91%

(*) Excludes the $51 million pretax non-core gain on the sale of Le Pavillon Hotel in the second quarter of 2015.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	61.0%	64.6%	(3.6%)
Underwriting expense ratio	33.9%	32.3%	1.6%
Combined ratio	94.9%	96.9%	(2.0%)

Aggregate — including discontinued lines
Loss and LAE ratio	61.0%	64.6%	(3.6%)
Underwriting expense ratio	33.9%	32.3%	1.6%
Combined ratio	94.9%	96.9%	(2.0%)

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.32 billion for the second quarter of 2015 compared to $1.29 billion for the second quarter of 2014, an increase of $27 million (2%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2015		2014
	GWP	%	GWP	%	% Change
Property and transportation	$500	38%	$489	38%	2%
Specialty casualty	661	50%	655	51%	1%
Specialty financial	157	12%	147	11%	7%
	$1,318	100%	$1,291	100%	2%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 22% of gross written premiums for the second quarter of 2015 compared to 23% for the second quarter of 2014, a decrease of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended June 30,
	2015		2014		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(138)	28%	$(136)	28%	—%
Specialty casualty	(158)	24%	(156)	24%	—%
Specialty financial	(21)	13%	(27)	18%	(5%)
Other specialty	25		26
	$(292)	22%	$(293)	23%	(1%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.03 billion for the second quarter of 2015 compared to $998 million for the second quarter of 2014, an increase of $28 million (3%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2015		2014
	NWP	%	NWP	%	% Change
Property and transportation	$362	35%	$353	35%	3%
Specialty casualty	503	49%	499	50%	1%
Specialty financial	136	13%	120	12%	13%
Other specialty	25	3%	26	3%	(4%)
	$1,026	100%	$998	100%	3%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $985 million for the second quarter of 2015 compared to $931 million for the second quarter of 2014, an increase of $54 million (6%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended June 30,
	2015		2014
	NEP	%	NEP	%	% Change
Property and transportation	$327	33%	$324	35%	1%
Specialty casualty	503	51%	467	50%	8%
Specialty financial	129	13%	116	12%	11%
Other specialty	26	3%	24	3%	8%
	$985	100%	$931	100%	6%

The $27 million (2%) increase in gross written premiums for the second quarter of 2015 compared to the second quarter of 2014 reflects modest growth in each of the Specialty property and casualty sub-segments. Overall average renewal rates increased approximately 1% in the second quarter of 2015.

Property and transportation Gross written premiums increased $11 million (2%) in the second quarter of 2015 compared to the second quarter of 2014. Higher gross written premiums in the transportation and agricultural businesses were partially offset by lower gross written premiums in the property and inland marine businesses. Average renewal rates were up approximately 5% for this group in the second quarter of 2015, including a 7% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the second quarter of 2015 and the second quarter of 2014.

Specialty casualty Gross written premiums increased $6 million (1%) in the second quarter of 2015 compared to the second quarter of 2014. The majority of businesses in this group reported growth, particularly the excess and surplus businesses. This growth was partially offset by lower premiums in the general liability business, primarily the result of re-underwriting efforts within the Florida homebuilders market and the slowdown within the energy sector, as well as lower premiums in the international business. Average renewal rates decreased approximately 1% for this group in the second quarter of 2015, primarily due to lower pricing in the workers’ compensation businesses. Excluding the workers’ compensation business, average renewal rates for this group increased 1% during the quarter. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the second quarter of 2015 and the second quarter of 2014.

Specialty financial Gross written premiums increased by $10 million (7%) in the second quarter of 2015 compared to the second quarter of 2014 due primarily to higher gross written premiums in the financial institutions and equipment leasing businesses. Average renewal rates for this group were flat in the second quarter of 2015. Reinsurance premiums ceded as a percentage of gross written premiums declined 5 percentage points for the second quarter of 2015 compared to the second quarter of 2014, reflecting a change in the mix of business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below details the components of the combined ratio for AFG’s property and casualty segment (dollars in millions):

	Three months ended June 30,			Three months ended June 30,
	2015	2014	Change	2015	2014
Property and transportation
Loss and LAE ratio	73.2%	76.4%	(3.2%)
Underwriting expense ratio	30.8%	29.1%	1.7%
Combined ratio	104.0%	105.5%	(1.5%)
Underwriting loss				$(13)	$(18)

Specialty casualty
Loss and LAE ratio	61.9%	64.3%	(2.4%)
Underwriting expense ratio	30.8%	29.3%	1.5%
Combined ratio	92.7%	93.6%	(0.9%)
Underwriting profit				$37	$30

Specialty financial
Loss and LAE ratio	27.7%	35.3%	(7.6%)
Underwriting expense ratio	53.3%	52.3%	1.0%
Combined ratio	81.0%	87.6%	(6.6%)
Underwriting profit				$24	$15

Total Specialty
Loss and LAE ratio	61.0%	64.6%	(3.6%)
Underwriting expense ratio	33.9%	32.3%	1.6%
Combined ratio	94.9%	96.9%	(2.0%)
Underwriting profit				$51	$29

Aggregate — including discontinued lines
Loss and LAE ratio	61.0%	64.6%	(3.6%)
Underwriting expense ratio	33.9%	32.3%	1.6%
Combined ratio	94.9%	96.9%	(2.0%)
Underwriting profit				$50	$29

The Specialty property and casualty insurance operations generated an underwriting profit of $51 million in the second quarter of 2015 compared to $29 million in the second quarter of 2014, an increase of $22 million (76%). The higher underwriting profit in the 2015 second quarter reflects improved year-over-year underwriting results in each of the Specialty property and casualty sub-segments.

Property and transportation This group reported an underwriting loss of $13 million for the second quarter of 2015 compared to $18 million for the second quarter of 2014, an improvement of $5 million (28%). Improved year-over-year underwriting results from National Interstate were partially offset by lower profitability and adverse prior year reserve development in the property and inland marine, ocean marine and other transportation businesses.

Specialty casualty Underwriting profit for this group was $37 million for the second quarter of 2015 compared to $30 million in the second quarter of 2014, an increase of $7 million (23%). Higher underwriting profitability in the workers’ compensation and excess and surplus businesses was partially offset by lower underwriting profits in the executive liability business and higher adverse development in the general liability business.

Specialty financial Underwriting profit for this group was $24 million for the second quarter of 2015 compared to $15 million in the second quarter of 2014, an increase of $9 million (60%). This increase reflects higher favorable prior year reserve development and higher current year underwriting profitability in the fidelity, surety and trade credit businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other specialty Underwriting profit for this group was $3 million for the second quarter of 2015 compared to $2 million in the second quarter of 2014, an increase of $1 million (50%). The increase reflects higher profitability in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 61.0% for the second quarter of 2015 compared to 64.6% for the second quarter of 2014, a decrease of 3.6 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended June 30,
	Amount		Ratio		Change in
	2015	2014	2015	2014	Ratio
Property and transportation
Current year, excluding catastrophe losses	$227	$218	69.4%	67.1%	2.3%
Prior accident years development	6	22	1.7%	6.6%	(4.9%)
Current year catastrophe losses	7	8	2.1%	2.7%	(0.6%)
Property and transportation losses and LAE and ratio	$240	$248	73.2%	76.4%	(3.2%)

Specialty casualty
Current year, excluding catastrophe losses	$317	$303	63.2%	65.0%	(1.8%)
Prior accident years development	(7)	(4)	(1.4%)	(0.8%)	(0.6%)
Current year catastrophe losses	1	1	0.1%	0.1%	—%
Specialty casualty losses and LAE and ratio	$311	$300	61.9%	64.3%	(2.4%)

Specialty financial
Current year, excluding catastrophe losses	$42	$41	31.9%	36.3%	(4.4%)
Prior accident years development	(8)	(2)	(6.2%)	(1.8%)	(4.4%)
Current year catastrophe losses	2	1	2.0%	0.8%	1.2%
Specialty financial losses and LAE and ratio	$36	$40	27.7%	35.3%	(7.6%)

Total Specialty
Current year, excluding catastrophe losses	$601	$578	61.1%	62.1%	(1.0%)
Prior accident years development	(11)	14	(1.1%)	1.4%	(2.5%)
Current year catastrophe losses	10	10	1.0%	1.1%	(0.1%)
Total Specialty losses and LAE and ratio	$600	$602	61.0%	64.6%	(3.6%)

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$601	$578	61.1%	62.1%	(1.0%)
Prior accident years development	(10)	14	(1.1%)	1.4%	(2.5%)
Current year catastrophe losses	10	10	1.0%	1.1%	(0.1%)
Aggregate losses and LAE and ratio	$601	$602	61.0%	64.6%	(3.6%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.1% for the second quarter of 2015 compared to 62.1% for the second quarter of 2014, an improvement of 1.0%.

Property and transportation   The 2.3 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects increased severity in commercial auto claims in the transportation businesses and higher current year losses in the property and inland marine and ocean marine businesses in the second quarter of 2015 compared to the second quarter of 2014.

Specialty casualty   The 1.8 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an improvement in the loss and LAE ratio of the general liability and excess and surplus businesses, partially offset by an increase in the loss and LAE ratio of the international businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial The 4.4 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an improvement in the loss and LAE ratio of the financial institutions, fidelity, trade credit and equipment leasing businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $11 million in the second quarter of 2015 compared to net adverse reserve development of $14 million in the second quarter of 2014, an improvement of $25 million.

Property and transportation Net adverse reserve development of $6 million in the second quarter of 2015 reflects higher than expected claim severity in the trucking business and higher than anticipated claim frequency in the ocean marine and property and inland marine businesses, partially offset by lower than expected claim severity in the agricultural operations. Net adverse reserve development of $22 million in the second quarter of 2014 reflects an increase in claim severity in commercial auto liability business written in the transportation businesses, partially offset by lower than expected claim severity in the agribusiness and property and inland marine business.

Specialty casualty Net favorable reserve development of $7 million in the second quarter of 2015 includes lower than anticipated claim severity in workers’ compensation business, lower than anticipated claim severity and frequency in excess liability insurance and lower than anticipated claim severity in directors and officers liability insurance, partially offset by higher than anticipated claim severity and frequency in contractor claims and adverse reserve development in the international business. Net favorable reserve development of $4 million in the second quarter of 2014 reflects lower than expected claim severity in directors and officers liability insurance, lower than expected claim frequency and severity in excess liability insurance and lower than anticipated claim severity in workers’ compensation business, partially offset by adverse development in the international business and higher than expected claim severity in a book of contractors business and in a run-off book of casualty business.

Specialty financial Net favorable reserve development of $8 million in the second quarter of 2015 reflects lower than anticipated claim frequency and severity in the trade credit business, lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business. Net favorable reserve development of $2 million in the second quarter of 2014 reflects lower than expected claim frequency and severity in the trade credit business and products for financial institutions.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $2 million in both the second quarter of 2015 and 2014, reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate results for AFG’s property and casualty segment also include adverse reserve development of $1 million in the second quarter of 2015 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2014, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 3.5% of AFG’s shareholders’ equity. Catastrophe losses of $7 million in the second quarter of 2015 and $8 million in the second quarter of 2014 in the Property and transportation group resulted primarily from multiple storms in the midwestern and central United States.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $334 million in the second quarter of 2015 compared to $300 million for the second quarter of 2014, an increase of $34 million (11%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 33.9% for the second quarter of 2015 compared to 32.3% for the second quarter of 2014, an increase of 1.6 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended June 30,
	2015		2014		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$100	30.8%	$94	29.1%	1.7%
Specialty casualty	155	30.8%	137	29.3%	1.5%
Specialty financial	69	53.3%	61	52.3%	1.0%
Other specialty	10	35.6%	8	35.8%	(0.2%)
	$334	33.9%	$300	32.3%	1.6%

The overall increase of 1.6% in AFG’s expense ratio in the second quarter of 2015 as compared to the second quarter of 2014 reflects a change in mix of business and a charge to write off certain previously capitalized project costs.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.7 percentage points in the second quarter of 2015 compared to the second quarter of 2014 reflecting a change in the mix of business and slightly higher overhead costs.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.5 percentage points in the second quarter of 2015 compared to the second quarter of 2014 due primarily to a charge of $6 million to write off certain previously capitalized project costs.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.0 percentage point in the second quarter of 2015 compared to the second quarter of 2014 reflecting the impact of higher profitability-based commissions paid to agents and brokers and a change in the mix of business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $83 million for the second quarter of 2015 compared to $76 million in the second quarter of 2014, an increase of $7 million (9%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Three months ended June 30,
	2015	2014	Change	% Change
Net investment income	$83	$76	$7	9%

Average invested assets (at amortized cost)	$8,956	$7,732	$1,224	16%

Yield (net investment income as a % of average invested assets)	3.71%	3.93%	(0.22%)

Tax equivalent yield (*)	4.26%	4.48%	(0.22%)
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty segment for the second quarter of 2015 as compared to the second quarter of 2014 is due primarily to the investment of cash acquired in the Summit acquisition, which occurred over the two quarters following the April 2014 acquisition, as well as organic growth in the property and casualty segment. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.71% for the second quarter of 2015 compared to 3.93% for the second quarter of 2014, a decline of 0.22 percentage points, reflecting the impact of lower yields available in the financial markets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expenses, Net
GAAP other income and expenses, net for AFG’s property and casualty operations was net income of $41 million for the second quarter of 2015 compared to a net expense of $14 million for the second quarter of 2014. Core other income and expenses, net for AFG’s property and casualty operations was a net expense of $10 million for the second quarter of 2015 compared to $14 million for the second quarter of 2014. The table below details the items included in GAAP and core other income and expenses, net for AFG’s property and casualty operations (in millions):

	Three months ended June 30,
	2015	2014
Other income
Income from the sale of real estate (*)	$—	$—
Other	2	2
Total other income	2	2
Other expenses
Amortization of intangibles	2	5
Other	10	10
Total other expenses	12	15
Interest expense	—	1
Core other income and expenses, net	(10)	(14)
Pretax non-core gain on sale of Le Pavillon Hotel	51	—
GAAP other income and expenses, net	$41	$(14)

(*)	Excludes the $51 million pretax non-core gain on the sale of Le Pavillon Hotel in the second quarter of 2015.

Interest expense for AFG’s property and casualty operations includes interest charges on long-term debt within the property and casualty operations, primarily notes secured by real estate.

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $88 million in pretax earnings in the second quarter of 2015 compared to $84 million in the second quarter of 2014, an increase of $4 million (5%). While AFG’s average annuity investments (at amortized cost) were 12% higher for the second quarter of 2015 as compared to the second quarter of 2014, the benefit of this growth was offset by the run-off of higher yielding investments and the impact in the second quarter of 2015 of an adjustment to reserves for fixed-indexed annuities with guaranteed lifetime withdrawal benefits and higher general and administrative expenses. These improved results also reflect the favorable impact that fluctuations in interest rates had on the fair value accounting for fixed-indexed annuities (“FIAs”) during the second quarter of 2015 as compared to the second quarter of 2014.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended June 30, 2015 and 2014 (dollars in millions):

	Three months ended June 30,
	2015	2014	% Change
Revenues:
Net investment income	$306	$289	6%
Other income:
Guaranteed withdrawal benefit fees	10	8	25%
Policy charges and other miscellaneous income	12	11	9%
Total revenues	328	308	6%

Costs and Expenses:
Annuity benefits (*)	151	166	(9%)
Acquisition expenses	60	37	62%
Other expenses	29	21	38%
Total costs and expenses	240	224	7%
Earnings before income taxes	$88	$84	5%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended June 30,
	2015	2014	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$77	$94	(18%)
Impact of derivatives related to FIAs	11	(10)	(210%)
Earnings before income taxes	$88	$84	5%

(*)	Annuity benefits consisted of the following (dollars in millions):

	Three months ended June 30,
	2015	2014	% Change
Interest credited — fixed	$131	$123	7%
Interest credited — fixed component of variable annuities	2	2	—%
Change in expected death and annuitization reserve	5	5	—%
Amortization of sales inducements	7	6	17%
Change in guaranteed withdrawal benefit reserve	16	10	60%
Change in other benefit reserves	12	5	140%
Subtotal before impact of derivatives related to FIAs	173	151	15%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	(19)	78	(124%)
Equity option mark-to-market	(3)	(63)	(95%)
Impact of derivatives related to FIAs	(22)	15	(247%)
Total annuity benefits	$151	$166	(9%)

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended June 30,
	2015	2014	% Change
Average fixed annuity investments (at amortized cost)	$24,711	$22,098	12%
Average fixed annuity benefits accumulated	24,474	21,829	12%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.91%	5.18%
Interest credited — fixed	(2.14%)	(2.26%)
Net interest spread	2.77%	2.92%

Policy charges and other miscellaneous income	0.13%	0.14%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.49%)	(0.33%)
Acquisition expenses	(0.94%)	(0.64%)
Other expenses	(0.43%)	(0.36%)
Change in fair value of derivatives related to fixed-indexed annuities	0.35%	(0.27%)
Net spread earned on fixed annuities	1.39%	1.46%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended June 30,
	2015	2014
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.21%	1.64%
Impact of derivatives related to fixed-indexed annuities (*)	0.18%	(0.18%)
Net spread earned on fixed annuities	1.39%	1.46%

(*)
Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related acceleration/ deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the second quarter of 2015 was $306 million compared to $289 million for the second quarter of 2014, an increase of $17 million (6%). This increase reflects primarily the growth in AFG’s annuity business, partially offset by the run-off of higher yielding investments. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.27 percentage points in the second quarter of 2015 compared to the second quarter of 2014. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from the maturity and redemption of higher yielding investments at the lower yields available in the financial markets.

Annuity Interest Credited — Fixed
Interest credited — fixed for the second quarter of 2015 was $131 million compared to $123 million for the second quarter of 2014, an increase of $8 million (7%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.12 percentage points in the second quarter of 2015 compared to the second quarter of 2014. During the second quarter of 2015, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

Excluding those annuities that have guaranteed withdrawal benefits, at June 30, 2015, AFG could reduce the average crediting rate on approximately $19 billion of traditional fixed and fixed-indexed deferred annuities by an additional 0.64% (on a weighted average basis). Annuity policies are subject to Guaranteed Minimum Interest Rates (“GMIRs”) at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

% of
GMIR	Reserves
1 — 1.99%	63%
2 — 2.99%	8%
3 — 3.99%	16%
4.00% and above	13%

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.15 percentage points in the second quarter of 2015 compared to the same period in 2014 due primarily to the run-off of higher yielding investments. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result of these two items, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, were $12 million for the second quarter of 2015 compared to $11 million for the second quarter of 2014, an increase of $1 million (9%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the second quarter of 2015 were $30 million compared to $18 million for the second quarter of 2014, an increase of $12 million (67%). In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended June 30,
	2015	2014
Change in expected death and annuitization reserve	$5	$5
Amortization of sales inducements	7	6
Change in guaranteed withdrawal benefit reserve	16	10
Change in other benefit reserves	12	5
Other annuity benefits	40	26
Offset guaranteed withdrawal benefit fees	(10)	(8)
Other annuity benefits, net	$30	$18

The $12 million increase in other annuity benefits, net of guaranteed withdrawal benefit fees, for the second quarter of 2015 compared to the second quarter of 2014 reflects higher expenses related to products with guaranteed withdrawal benefit features.

Annuity Acquisition Expenses
AFG’s amortization of deferred policy acquisition costs (“DPAC”) and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.94% for the second quarter of 2015 compared to 0.64% for the second quarter of 2014 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the positive impact of significantly higher interest rates during the second quarter of 2015 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting acceleration in the amortization of DPAC. Conversely, lower interest rates during the second quarter of 2014 had a negative impact on the fair value of derivatives resulting in a partially offsetting deceleration in the amortization of DPAC.

Annuity Other Expenses
Annuity other expenses for the second quarter of 2015 were $29 million compared to $21 million for the second quarter of 2014, an increase of $8 million (38%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses increased 0.07 percentage points for the second quarter of 2015 as compared to the second quarter of 2014 due primarily to higher expenses related to professional services and employee compensation plans. In general, this percentage is expected to decrease as AFG’s annuity business grows and annuity other expenses remain relatively stable.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented just over one-half of annuity benefits accumulated at June 30, 2015, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities decreased annuity benefits by $22 million in the second quarter of 2015, reflecting the positive impact of significantly higher interest rates on these derivatives. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $15 million in the second quarter of 2014, reflecting the negative impact of lower interest rates on these derivatives.

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

	Three months ended June 30,
	2015	2014	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$77	$94	(18%)
Change in fair value of derivatives related to fixed-indexed annuities	22	(15)	(247%)
Related impact on amortization of DPAC (*)	(11)	5	(320%)
Earnings before income taxes	$88	$84	5%

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, net of the related impact on amortization of DPAC increased the annuity segment’s earnings before income taxes by $11 million in the second quarter of 2015 and decreased the annuity segment’s earnings before income taxes by $10 million in the second quarter of 2014.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.07 percentage points in the second quarter of 2015 compared to the same period in 2014 due to the 0.15 percentage points decrease in AFG’s net interest spread, an adjustment to reserves for fixed-indexed annuities with guaranteed lifetime withdrawal benefits and higher general and administrative expenses, partially offset by the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended June 30, 2015 and 2014 (in millions):

	Three months ended June 30,
	2015	2014
Beginning fixed annuity reserves	$24,042	$21,453
Fixed annuity premiums (receipts)	888	936
Federal Home Loan Bank advances	300	—
Surrenders, benefits and other withdrawals	(471)	(408)
Interest and other annuity benefit expenses:
Interest credited	131	123
Embedded derivative mark-to-market	(19)	78
Change in other benefit reserves	35	23
Ending fixed annuity reserves	$24,906	$22,205

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$24,906	$22,205
Impact of unrealized investment gains	107	117
Fixed component of variable annuities	190	194
Annuity benefits accumulated per balance sheet	$25,203	$22,516

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $899 million in the second quarter of 2015 compared to $949 million in the second quarter of 2014, a decrease of $50 million (5%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended June 30,
	2015	2014	% Change
Financial institutions single premium annuities — indexed	$369	$364	1%
Financial institutions single premium annuities — fixed	48	95	(49%)
Retail single premium annuities — indexed	404	403	—%
Retail single premium annuities — fixed	18	25	(28%)
Education market — fixed and indexed annuities	49	49	—%
Total fixed annuity premiums	888	936	(5%)
Variable annuities	11	13	(15%)
Total annuity premiums	$899	$949	(5%)

Management attributes the 5% decrease in annuity premiums in the second quarter of 2015 as compared to the second quarter of 2014 to AFG’s disciplined approach to product pricing in a low interest rate environment and increased levels of competition.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended June 30, 2015 and 2014 (in millions):

	Three months ended June 30,
	2015	2014
Earnings on fixed annuity benefits accumulated	$85	$80
Earnings on investments in excess of fixed annuity benefits accumulated (*)	3	3
Variable annuity earnings	—	1
Earnings before income taxes	$88	$84

(*)
Net investment income (as a % of investments) of 4.91% and 5.18% for the three months ended June 30, 2015 and 2014, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s earnings (loss) before income taxes from its run-off long-term care and life operations for the three months ended June 30, 2015 and 2014 (dollars in millions):

	Three months ended June 30,
	2015	2014	% Change
Revenues:
Net earned premiums:
Long-term care	$20	$19	5%
Life operations	7	8	(13%)
Net investment income	21	19	11%
Other income	1	2	(50%)
Total revenues	49	48	2%

Costs and Expenses:
Life, accident and health benefits:
Long-term care	25	28	(11%)
Life operations	8	11	(27%)
Acquisition expenses	4	4	—%
Other expenses	8	7	14%
Total costs and expenses	45	50	(10%)
Earnings (loss) before income taxes	$4	$(2)	(300%)

Higher long-term care and life earnings in the second quarter of 2015 as compared to the second quarter of 2014 reflects the favorable impact of rate increases and lower persistency, as well as higher net investment income.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its insurance operations (excluding realized gains) totaled $39 million for the second quarter of 2015 compared to $37 million for the second quarter of 2014, an increase of $2 million (5%).

The following table details AFG’s loss before income taxes from operations outside of its insurance operations for the three months ended June 30, 2015 and 2014 (dollars in millions):

	Three months ended June 30,
	2015	2014	% Change
Revenues:
Net investment income	$(1)	$1	(200%)
Other income — P&C fees	13	—	—%
Other income	4	11	(64%)
Total revenues	16	12	33%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	4	—	—%
Interest charges on borrowed money	19	16	19%
Other expense — expenses associated with P&C fees	9	—	—%
Other expenses	23	33	(30%)
Total costs and expenses	55	49	12%
Loss before income taxes, excluding realized gains	$(39)	$(37)	5%

Holding Company and Other — Net Investment Income
AFG recorded a net loss on investments held outside of its insurance operations of $1 million in the second quarter of 2015 compared to investment income of $1 million in the second quarter of 2014. The parent company holds a small portfolio of securities that are classified as “trading” and marked-to-market through investment income. These trading securities declined in value by approximately $1 million in the second quarter of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — P&C Fees and Related Expenses
Summit, the workers’ compensation insurance business that AFG acquired in April 2014, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the second quarter of 2015, AFG collected $13 million in fees for these services. Management views this fee income, net of the $9 million in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results. Beginning with the first quarter of 2015, these fees are shown in other income and the related expenses are shown in other expenses in AFG’s Statement of Earnings.

Holding Company and Other — Other Income
Other income in the table above includes $3 million and $8 million in the second quarter of 2015 and 2014, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The $8 million of management fees in the second quarter of 2014 includes a $4 million incentive management fee earned in connection with the liquidation of a CLO. The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $1 million in the second quarter of 2015 and $3 million in the second quarter of 2014.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $19 million in the second quarter of 2015 compared to $16 million in the second quarter of 2014, an increase of $3 million (19%). AFG issued $150 million of 6-1/4% Subordinated Debentures in September 2014. The following table details AFG’s long-term debt balances as of June 30, 2015 compared to June 30, 2014 (dollars in millions):

	June 30, 2015	June 30, 2014
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019 (*)	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
6-1/4% Subordinated Debentures due September 2054	150	—
Other	3	3
Total Holding Company Debt	$990	$840

Weighted Average Interest Rate	7.6%	7.8%

(*)
In June 2015, AFG entered into an interest rate swap to mitigate the interest rate risk associated with its fixed-rate 9-7/8% Senior Notes due June 2019 by effectively converting the interest rate on those notes to a floating rate of three-month LIBOR plus 8.099% (8.3847% at June 30, 2015).

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $23 million in the second quarter of 2015 compared to $33 million in the second quarter of 2014, a decrease of $10 million (30%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were losses of $1 million in the second quarter of 2015 compared to gains of $12 million in the second quarter of 2014, a change of $13 million (108%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended June 30,
	2015	2014
Realized gains (losses) before impairments:
Disposals	$31	$10
Change in the fair value of derivatives	(1)	3
Adjustments to annuity deferred policy acquisition costs and related items	(1)	—
	29	13
Impairment charges:
Securities	(33)	(1)
Adjustments to annuity deferred policy acquisition costs and related items	3	—
	(30)	(1)
Realized gains (losses) on securities	$(1)	$12

AFG’s impairment charges on securities for the second quarter of 2015 consist of $23 million on equity securities and $10 million on corporate and other bonds. Approximately $8 million of the charges are for energy related investments and $5 million are for real estate related investments.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $77 million for the second quarter of 2015 compared to $47 million for the second quarter of 2014, an increase of $30 million (64%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was earnings of $8 million for the second quarter of 2015 compared to a loss of $23 million for the second quarter of 2014. The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended June 30,
	2015	2014	% Change
National Interstate	$3	$(5)	(160%)
Managed Investment Entities	—	(18)	(100%)
Other	5	—	—%
Earnings (loss) attributable to noncontrolling interests	$8	$(23)	(135%)

The losses of Managed Investment Entities for the second quarter of 2014 represent CLO losses that ultimately inure to holders of the CLO debt. See Note A — “Accounting Policies — Managed Investment Entities” to the financial statements for a discussion of accounting guidance adopted in 2015 that affects the measurement of the fair value of CLO liabilities. Under the new guidance, there are no longer any CLO earnings or losses to be attributed to noncontrolling interests in AFG’s Statement of Earnings.

Other noncontrolling interests includes $6 million related to the gain on the sale of Le Pavillon Hotel in the second quarter of 2015, which was owned by an 80%-owned subsidiary of Great American Insurance Company.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the six months ended June 30, 2015 and 2014 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2015
Revenues:
Property and casualty insurance net earned premiums	$1,931	$—	$—	$—	$—	$1,931	$—	$1,931
Life, accident and health net earned premiums	—	—	52	—	—	52	—	52
Net investment income	162	598	41	(8)	(1)	792	—	792
Realized gains (losses) on:
Securities	—	—	—	—	—	—	18	18
Subsidiaries	—	—	—	—	—	—	(162)	(162)
Income (loss) of MIEs:
Investment income	—	—	—	72	—	72	—	72
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(5)	—	(5)	—	(5)
Other income	8	46	2	(7)	37	86	51	137
Total revenues	2,101	644	95	52	36	2,928	(93)	2,835

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,177	—	—	—	—	1,177	—	1,177
Commissions and other underwriting expenses	644	—	—	—	7	651	—	651
Annuity benefits	—	335	—	—	—	335	—	335
Life, accident and health benefits	—	—	65	—	—	65	—	65
Annuity and supplemental insurance acquisition expenses	—	94	8	—	—	102	—	102
Interest charges on borrowed money	1	—	—	—	38	39	—	39
Expenses of MIEs	—	—	—	52	—	52	—	52
Other expenses	23	52	14	—	69	158	—	158
Total costs and expenses	1,845	481	87	52	114	2,579	—	2,579
Earnings before income taxes	256	163	8	—	(78)	349	(93)	256
Provision for income taxes	81	57	3	—	(27)	114	(32)	82
Net earnings, including noncontrolling interests	175	106	5	—	(51)	235	(61)	174
Less: Net earnings attributable to noncontrolling interests	6	—	—	—	2	8	6	14
Core Net Operating Earnings	169	106	5	—	(53)	227
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	—	12	12	(12)	—
Realized loss on subsidiaries, net of tax	—	—	(105)	—	—	(105)	105	—
Gain on sale of Le Pavillon Hotel, net of tax and noncontrolling interests	26	—	—	—	—	26	(26)	—
Net Earnings Attributable to Shareholders	$195	$106	$(100)	$—	$(41)	$160	$—	$160

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2014
Revenues:
Property and casualty insurance net earned premiums	$1,685	$—	$—	$—	$—	$1,685	$—	$1,685
Life, accident and health net earned premiums	—	—	55	—	—	55	—	55
Net investment income	143	564	42	(11)	2	740	—	740
Realized gains on securities	—	—	—	—	—	—	31	31
Income (loss) of MIEs:
Investment income	—	—	—	55	—	55	—	55
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(10)	—	(10)	—	(10)
Other income	4	37	2	(11)	15	47	—	47
Total revenues	1,832	601	99	23	17	2,572	31	2,603

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,031	—	—	—	—	1,031	—	1,031
Commissions and other underwriting expenses	567	—	—	—	—	567	—	567
Annuity benefits	—	334	—	—	—	334	—	334
Life, accident and health benefits	—	—	82	—	—	82	—	82
Annuity and supplemental insurance acquisition expenses	—	68	8	—	—	76	—	76
Interest charges on borrowed money	2	—	—	—	33	35	—	35
Expenses of MIEs	—	—	—	41	—	41	—	41
Other expenses	29	42	13	—	62	146	—	146
Total costs and expenses	1,629	444	103	41	95	2,312	—	2,312
Earnings before income taxes	203	157	(4)	(18)	(78)	260	31	291
Provision for income taxes	62	55	(1)	—	(26)	90	11	101
Net earnings, including noncontrolling interests	141	102	(3)	(18)	(52)	170	20	190
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	—	—	(18)	—	(20)	1	(19)
Core Net Operating Earnings	143	102	(3)	—	(52)	190
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	—	19	19	(19)	—
Net Earnings Attributable to Shareholders	$143	$102	$(3)	$—	$(33)	$209	$—	$209

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $307 million in GAAP pretax earnings in the first six months of 2015 compared to $203 million in the first six months of 2014, an increase of $104 million (51%). Property and casualty core pretax earnings were $256 million in the first six months of 2015 compared to $203 million in the first six months of 2014, an increase of $53 million (26%). The increase in GAAP and core pretax earnings reflects higher underwriting profit in the Specialty financial group, improved results in the Property and transportation group and higher net investment income (due primarily to the investment of cash acquired in the Summit acquisition on April 1, 2014). The increase in GAAP pretax earnings in the first six months of 2015 also reflects a $51 million pretax non-core gain on the sale of Le Pavillon Hotel.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty operations for the six months ended June 30, 2015 and 2014 (dollars in millions):

	Six months ended June 30,
	2015	2014	% Change
Gross written premiums	$2,514	$2,315	9%
Reinsurance premiums ceded	(562)	(562)	—%
Net written premiums	1,952	1,753	11%
Change in unearned premiums	(21)	(68)	(69%)
Net earned premiums	1,931	1,685	15%
Loss and loss adjustment expenses	1,177	1,031	14%
Commissions and other underwriting expenses	644	567	14%
Underwriting gain	110	87	26%

Net investment income	162	143	13%
Other income and expenses, net (*)	(16)	(27)	(41%)
Core earnings before income taxes	256	203	26%
Pretax non-core gain on sale of Le Pavillon Hotel	51	—	—%
GAAP earnings before income taxes	$307	$203	51%

(*) Excludes the $51 million pretax non-core gain on the sale of Le Pavillon Hotel in the first six months of 2015.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	60.9%	61.1%	(0.2%)
Underwriting expense ratio	33.3%	33.6%	(0.3%)
Combined ratio	94.2%	94.7%	(0.5%)

Aggregate — including discontinued lines
Loss and LAE ratio	60.9%	61.2%	(0.3%)
Underwriting expense ratio	33.3%	33.6%	(0.3%)
Combined ratio	94.2%	94.8%	(0.6%)

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.51 billion for the first six months of 2015 compared to $2.32 billion for the first six months of 2014, an increase of $199 million (9%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2015		2014
	GWP	%	GWP	%	% Change
Property and transportation	$876	35%	$865	37%	1%
Specialty casualty	1,344	53%	1,162	50%	16%
Specialty financial	294	12%	288	13%	2%
	$2,514	100%	$2,315	100%	9%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 22% of gross written premiums for the first six months of 2015 compared to 24% for the first six months of 2014, a decrease of 2% percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Six months ended June 30,
	2015		2014		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(226)	26%	$(228)	26%	—%
Specialty casualty	(340)	25%	(332)	29%	(4%)
Specialty financial	(43)	15%	(52)	18%	(3%)
Other specialty	47		50
	$(562)	22%	$(562)	24%	(2%)
Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.95 billion for the first six months of 2015 compared to $1.75 billion for the first six months of 2014, an increase of $199 million (11%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2015		2014
	NWP	%	NWP	%	% Change
Property and transportation	$650	33%	$637	36%	2%
Specialty casualty	1,004	51%	830	47%	21%
Specialty financial	251	13%	236	14%	6%
Other specialty	47	3%	50	3%	(6%)
	$1,952	100%	$1,753	100%	11%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.93 billion for the first six months of 2015 compared to $1.69 billion for the first six months of 2014, an increase of $246 million (15%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Six months ended June 30,
	2015		2014
	NEP	%	NEP	%	% Change
Property and transportation	$640	33%	$625	37%	2%
Specialty casualty	993	51%	780	46%	27%
Specialty financial	249	13%	233	14%	7%
Other specialty	49	3%	47	3%	4%
	$1,931	100%	$1,685	100%	15%

The $199 million (9%) increase in gross written premiums for the first six months of 2015 compared to the first six months of 2014 reflects $260 million in premiums from Summit (acquired in April 2014) in the 2015 period compared to $135 million in the 2014 period as well as significant growth in other businesses within the Specialty casualty group. Excluding premiums from Summit, gross written premiums increased by 3% compared to the first six months of 2014. Overall average renewal rates increased approximately 1% in the first six months of 2015.

Property and transportation Gross written premiums increased $11 million (1%) in the first six months of 2015 compared to the same period in 2014. Higher gross written premiums in the transportation and agricultural businesses were partially offset by lower gross written premiums in the property and inland marine businesses. Average renewal rates were up approximately 5% for this group in the first six months of 2015, including a 7% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the first six months of 2015 and the first six months of 2014.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Gross written premiums increased $182 million (16%) in the first six months of 2015 compared to the first six months of 2014 reflecting $260 million in gross written premiums from Summit (acquired in April 2014) in the first six months of 2015 compared to $135 million in the first six months of 2014. Excluding premiums from Summit, gross written premiums increased 6% in the first six months of 2015 compared to the first six months of 2014. While most of the businesses in this group reported growth, the workers’ compensation, excess and surplus lines and targeted markets businesses were primary drivers of the higher premiums, partially offset by lower premiums in the general liability and international businesses. Broadening opportunities to write business and additional premiums from start-up businesses were contributing factors. Average renewal rates for this group were flat in the first six months of 2015 due primarily to lower pricing in workers’ compensation businesses. Excluding the workers’ compensation business, average renewal rates in this group increased 2% during the first six months of 2015. Reinsurance premiums ceded as a percentage of gross written premiums declined 4 percentage points for the first six months of 2015 compared to the first six months of 2014 reflecting the impact of the acquisition of Summit, which cedes only about 1% of its premiums and lower reinstatement premiums in the international business.

Specialty financial Gross written premiums increased $6 million (2%) for the first six months of 2015 compared to the first six months of 2014 due primarily to higher gross written premiums in the surety, financial institutions and equipment leasing businesses. Average renewal rates for this group were flat in the first six months of 2015. Reinsurance premiums ceded as a percentage of gross written premiums declined 3 percentage points for the first six months of 2015 compared to the first six months of 2014 reflecting a change in the mix of business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

Combined Ratio
The table below details the components of the combined ratio for AFG’s property and casualty segment for the first six months of 2015 compared to the first six months of 2014 (dollars in millions):

	Six months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014
Property and transportation
Loss and LAE ratio	70.5%	71.9%	(1.4%)
Underwriting expense ratio	30.5%	30.1%	0.4%
Combined ratio	101.0%	102.0%	(1.0%)
Underwriting loss				$(6)	$(12)

Specialty casualty
Loss and LAE ratio	63.1%	60.5%	2.6%
Underwriting expense ratio	30.3%	30.7%	(0.4%)
Combined ratio	93.4%	91.2%	2.2%
Underwriting profit				$65	$68

Specialty financial
Loss and LAE ratio	29.0%	36.6%	(7.6%)
Underwriting expense ratio	52.4%	52.7%	(0.3%)
Combined ratio	81.4%	89.3%	(7.9%)
Underwriting profit				$46	$25

Total Specialty
Loss and LAE ratio	60.9%	61.1%	(0.2%)
Underwriting expense ratio	33.3%	33.6%	(0.3%)
Combined ratio	94.2%	94.7%	(0.5%)
Underwriting profit				$111	$88

Aggregate — including discontinued lines
Loss and LAE ratio	60.9%	61.2%	(0.3%)
Underwriting expense ratio	33.3%	33.6%	(0.3%)
Combined ratio	94.2%	94.8%	(0.6%)
Underwriting profit				$110	$87

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The Specialty property and casualty insurance operations generated an underwriting profit of $111 million for the first six months of 2015 compared to $88 million for the first six months of 2014, an increase of $23 million (26%). The higher underwriting profit in the first six months of 2015 reflects higher underwriting profit in the Specialty financial group and improved underwriting results in the Property and transportation group, partially offset by lower underwriting profit in the Specialty casualty group.

Property and transportation This group reported an underwriting loss of $6 million for the first six months of 2015 compared to $12 million for the first six months of 2014, an improvement of $6 million (50%). Improved year-over-year underwriting results from National Interstate and lower catastrophe losses were partially offset by lower profitability in the property and inland marine, ocean marine and other transportation businesses.

Specialty casualty Underwriting profit for this group was $65 million for the first six months of 2015 compared to $68 million for the first six months of 2014, a decrease of $3 million (4%). This decrease is due primarily to lower favorable prior year reserve development in the excess and surplus and executive liability businesses and adverse reserve development in the general liability business, partially offset by higher current year underwriting profit in the workers’ compensation, executive liability and public sector businesses.

Specialty financial Underwriting profit for this group was $46 million for the first six months of 2015 compared to $25 million for the first six months of 2014, an increase of $21 million (84%). This increase was driven by higher favorable prior year reserve development across the group and to a lesser extent, higher current year underwriting profitability in the fidelity and financial institutions businesses.

Other specialty Underwriting profit for this group was $6 million for the first six months of 2015 compared to $7 million for the first six months of 2014, a decrease of $1 million (14%). The decrease reflects lower profitability in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 60.9% for the first six months of 2015 compared to 61.2% for the first six months of 2014, a decrease of 0.3 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Six months ended June 30,
	Amount		Ratio		Change in
	2015	2014	2015	2014	Ratio
Property and transportation
Current year, excluding catastrophe losses	$431	$414	67.4%	66.3%	1.1%
Prior accident years development	9	18	1.4%	2.9%	(1.5%)
Current year catastrophe losses	11	17	1.7%	2.7%	(1.0%)
Property and transportation losses and LAE and ratio	$451	$449	70.5%	71.9%	(1.4%)

Specialty casualty
Current year, excluding catastrophe losses	$632	$498	63.7%	63.9%	(0.2%)
Prior accident years development	(7)	(28)	(0.8%)	(3.6%)	2.8%
Current year catastrophe losses	2	2	0.2%	0.2%	—%
Specialty casualty losses and LAE and ratio	$627	$472	63.1%	60.5%	2.6%

Specialty financial
Current year, excluding catastrophe losses	$86	$85	34.4%	36.7%	(2.3%)
Prior accident years development	(17)	(3)	(6.7%)	(1.2%)	(5.5%)
Current year catastrophe losses	3	3	1.3%	1.1%	0.2%
Specialty financial losses and LAE and ratio	$72	$85	29.0%	36.6%	(7.6%)

Total Specialty
Current year, excluding catastrophe losses	$1,178	$1,026	61.1%	60.9%	0.2%
Prior accident years development	(18)	(18)	(1.0%)	(1.1%)	0.1%
Current year catastrophe losses	16	22	0.8%	1.3%	(0.5%)
Total Specialty losses and LAE and ratio	$1,176	$1,030	60.9%	61.1%	(0.2%)

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$1,178	$1,026	61.1%	60.9%	0.2%
Prior accident years development	(17)	(17)	(1.0%)	(1.0%)	—%
Current year catastrophe losses	16	22	0.8%	1.3%	(0.5%)
Aggregate losses and LAE and ratio	$1,177	$1,031	60.9%	61.2%	(0.3%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.1% for the first six months of 2015 compared to 60.9% for the first six months of 2014, an increase of 0.2%.

Property and transportation   The 1.1 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses in the first six months of 2015 as compared to the first six months of 2014 reflects increased severity in commercial auto claims in the transportation businesses and higher current year losses in the property and inland marine and ocean marine businesses in the first six months of 2015 compared to the first six months of 2014.

Specialty casualty   The 0.2 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an improvement in the loss and LAE ratio of the general liability and workers’ compensation businesses, partially offset by the inclusion of Summit following its acquisition in April 2014, which has a higher loss and LAE ratio than AFG’s overall Specialty casualty group.

Specialty financial   The 2.3 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an improvement in the loss and LAE ratio of the financial institutions, fidelity, trade credit and equipment leasing businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $18 million in the first six months of 2015 and 2014.

Property and transportation Net adverse reserve development of $9 million in the first six months of 2015 reflects higher than expected claim severity and frequency in the transportation businesses and higher than anticipated claim frequency in the ocean marine business, partially offset by lower than expected losses in the crop business. Net adverse reserve development of $18 million in the first six months of 2014 reflects higher than expected severity in the commercial auto liability losses written in the transportation businesses, partially offset by lower than expected claim severity in the agribusiness, property and inland marine and ocean marine businesses.

Specialty casualty Net favorable reserve development of $7 million in the first six months of 2015 includes lower than anticipated claim severity in workers’ compensation business and lower than anticipated claim severity and frequency in excess liability insurance, partially offset by higher than anticipated severity and frequency in contractor claims and adverse reserve development in the international business. Net favorable reserve development of $28 million in the first six months of 2014 reflects lower than expected claim severity in directors and officers liability insurance, lower than expected claim severity and frequency in excess liability insurance and lower than anticipated claim severity in workers’ compensation business, partially offset by adverse development in the international business and in a run-off book of casualty business.

Specialty financial Net favorable reserve development of $17 million in the first six months of 2015 reflects lower than anticipated claim frequency and severity in the trade credit business, lower than anticipated claim severity in the fidelity business, lower than anticipated claim frequency and severity in the surety business and lower than expected claim frequency and severity in products for financial institutions. Net favorable reserve development of $3 million in the first six months of 2014 reflects lower than expected claim frequency and severity in the trade credit business and products for financial institutions.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $3 million in the first six months of 2015 and $5 million in the first six months of 2014, reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate results for AFG’s property and casualty segment also include adverse reserve development of $1 million in both the first six months of 2015 and 2014 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. The $11 million in catastrophe losses in the Property and transportation group in the first six months of 2015 resulted primarily from winter storms in the first quarter of 2015 and multiple storms in the midwestern and central United States in the second quarter of 2015. The $17 million in catastrophe losses in the Property and transportation group in the first six months of 2014 were primarily from winter storms in the month of January and multiple storms in the midwestern and central United States in the second quarter of 2014.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $644 million in the first six months of 2015 compared to $567 million for the first six months of 2014, an increase of $77 million (14%). AFG’s underwriting expense ratio was 33.3% for the first six months of 2015 compared to 33.6% for the first six months of 2014, a decrease of 0.3 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Six months ended June 30,
	2015		2014		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$195	30.5%	$188	30.1%	0.4%
Specialty casualty	301	30.3%	240	30.7%	(0.4%)
Specialty financial	131	52.4%	123	52.7%	(0.3%)
Other specialty	17	35.2%	16	35.0%	0.2%
	$644	33.3%	$567	33.6%	(0.3%)

The $77 million increase in commissions and other underwriting expenses reflects the acquisition of Summit in April 2014. The overall decrease of 0.3% in AFG’s expense ratio for the first six months of 2015 as compared to the first six months of 2014 reflects the inclusion of Summit following its acquisition in April 2014, which has a lower expense ratio than AFG’s overall property and casualty operations, the impact of higher premiums on the ratio, and a change in the mix of business.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.4 percentage points in the first six months of 2015 compared to the first six months of 2014 reflecting a change in the mix of business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.4 percentage points in the first six months of 2015 compared to the first six months of 2014 due primarily to the inclusion of Summit following its acquisition in April 2014, which has a lower expense ratio than AFG’s overall Specialty casualty group, and the impact of higher premiums on the ratio, partially offset by a charge of $6 million to write off certain previously capitalized project costs.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.3 percentage points in the first six months of 2015 compared to the first six months of 2014 reflecting the impact of higher premiums on the ratio.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $162 million for the first six months of 2015 compared to $143 million in the first six months of 2014, an increase of $19 million (13%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Six months ended June 30,
	2015	2014	Change	% Change
Net investment income	$162	$143	$19	13%

Average invested assets (at amortized cost)	$8,851	$7,425	$1,426	19%

Yield (net investment income as a % of average invested assets)	3.66%	3.85%	(0.19%)

Tax equivalent yield (*)	4.22%	4.42%	(0.20%)

(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty segment for the first six months of 2015 compared to the first six months of 2014 is due primarily to the investment of cash acquired in the Summit acquisition,

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

which occurred over the two quarters following the April 2014 acquisition, as well as organic growth in the property and casualty segment. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.66% for the first six months of 2015 compared to 3.85% for the first six months of 2014, a decline of 0.19 percentage points reflecting the impact of lower yields available in the financial markets.

Property and Casualty Other Income and Expenses, Net
GAAP other income and expenses, net for AFG’s property and casualty operations was net income of $35 million for the first six months of 2015 compared to a net expense of $27 million for the first six months of 2014. Core other income and expenses, net for AFG’s property and casualty operations was a net expense of $16 million for the first six months of 2015 compared to $27 million for the first six months of 2014. The table below details the items included in GAAP and core other income and expenses, net for AFG’s property and casualty operations (in millions):

	Six months ended June 30,
	2015	2014
Other income
Income from the sale of real estate (*)	$3	$—
Other	5	4
Total other income	8	4
Other expenses
Amortization of intangibles	4	8
Tender offer expenses	—	3
Other	19	18
Total other expense	23	29
Interest expense	1	2
Core other income and expenses, net	(16)	(27)
Pretax non-core gain on sale of Le Pavillon Hotel	51	—
GAAP other income and expenses, net	$35	$(27)

(*)	Excludes the $51 million pretax non-core gain on the sale of Le Pavillon Hotel in the first six months of 2015.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $163 million in pretax earnings in the first six months of 2015 compared to $157 million in the first six months of 2014, an increase of $6 million (4%). While AFG’s average annuity investments (at amortized cost) were 12% higher for the first six months of 2015 as compared to the first six months of 2014, the benefit of this growth was offset by the run-off of higher yielding investments and the impact in the second quarter of 2015 of an adjustment to reserves for fixed-indexed annuities with guaranteed lifetime withdrawal benefits and higher general and administrative expenses. These improved results also reflect the negative impact that lower interest rates had on the fair value accounting for fixed-indexed annuities in the first six months of 2014.

The following table details AFG’s earnings before income taxes from its annuity operations for the six months ended June 30, 2015 and 2014 (dollars in millions).

	Six months ended June 30,
	2015	2014	% Change
Revenues:
Net investment income	$598	$564	6%
Other income:
Guaranteed withdrawal benefit fees	20	16	25%
Policy charges and other miscellaneous income	26	21	24%
Total revenues	644	601	7%

Costs and Expenses:
Annuity benefits (*)	335	334	—%
Acquisition expenses	94	68	38%
Other expenses	52	42	24%
Total costs and expenses	481	444	8%
Earnings before income taxes	$163	$157	4%

Detail of annuity earnings before income taxes (dollars in millions):

	Six months ended June 30,
	2015	2014	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$169	$182	(7%)
Impact of derivatives related to FIAs	(6)	(25)	(76%)
Earnings before income taxes	$163	$157	4%

(*)	Annuity benefits consisted of the following (dollars in millions):

	Six months ended June 30,
	2015	2014	% Change
Interest credited — fixed	$259	$244	6%
Interest credited — fixed component of variable annuities	3	3	—%
Change in expected death and annuitization reserve	9	9	—%
Amortization of sales inducements	14	13	8%
Change in guaranteed withdrawal benefit reserve	28	18	56%
Change in other benefit reserves	14	8	75%
Subtotal before impact of derivatives related to FIAs	327	295	11%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	31	132	(77%)
Equity option mark-to-market	(23)	(93)	(75%)
Impact of derivatives related to FIAs	8	39	(79%)
Total annuity benefits	$335	$334	—%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Six months ended June 30,
	2015	2014	% Change
Average fixed annuity investments (at amortized cost)	$24,327	$21,750	12%
Average fixed annuity benefits accumulated	24,113	21,448	12%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.87%	5.14%
Interest credited — fixed	(2.15%)	(2.27%)
Net interest spread	2.72%	2.87%

Policy charges and other miscellaneous income	0.16%	0.14%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.37%)	(0.29%)
Acquisition expenses	(0.75%)	(0.60%)
Other expenses	(0.39%)	(0.37%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.07%)	(0.37%)
Net spread earned on fixed annuities	1.30%	1.38%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Six months ended June 30,
	2015	2014
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.35%	1.61%
Impact of derivatives related to fixed-indexed annuities (*)	(0.05%)	(0.23%)
Net spread earned on fixed annuities	1.30%	1.38%

(*)
Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the first six months of 2015 was $598 million compared to $564 million for the first six months of 2014, an increase of $34 million (6%). This increase reflects primarily the growth in AFG’s annuity business, partially offset by the run-off of higher yielding investments. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.27 percentage points for the first six months of 2015 compared to the same period in 2014. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from the maturity and redemption of higher yielding investments at the lower yields available in the financial markets.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first six months of 2015 was $259 million compared to $244 million for the first six months of 2014, an increase of $15 million (6%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.12 percentage points in the first six months of 2015 compared to the same period of 2014. During the first six months of 2015, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.15 percentage points in the first six months of 2015 compared to the same period in 2014 due primarily to the run-off of higher yielding investments. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, were $26 million for the first six months of 2015 compared to $21 million for the first six months of 2014, an increase of $5 million (24%). This increase reflects the impact of $5 million in income from the sale of real estate recorded in the first quarter of 2015.

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the first six months of 2015 were $45 million compared to $32 million for the first six months of 2014, an increase of $13 million (41%). In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Six months ended June 30,
	2015	2014
Change in expected death and annuitization reserve	$9	$9
Amortization of sales inducements	14	13
Change in guaranteed withdrawal benefit reserve	28	18
Change in other benefit reserves	14	8
Other annuity benefits	65	48
Offset guaranteed withdrawal benefit fees	(20)	(16)
Other annuity benefits, net	$45	$32

The $13 million increase in other annuity benefits, net of guaranteed withdrawal benefit fees, for the first six months of 2015 compared to the first six months of 2014 reflects higher expenses related to products with guaranteed withdrawal benefit features.

Annuity Acquisition Expenses
AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.75% for the first six months of 2015 compared to 0.60% for the first six months of 2014 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the positive impact of slightly higher interest rates during the first six months of 2015 on the fair value of derivatives related to fixed-indexed annuities resulted in a partially offsetting acceleration in the amortization DPAC. Conversely, the negative impact of lower interest rates during the first six months of 2014 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of DPAC.

Annuity Other Expenses
Annuity other expenses for the first six months of 2015 were $52 million, compared to $42 million for the first six months of 2014, an increase of $10 million (24%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses increased 0.02 percentage points for the first six months of 2015 as compared to the first six months of 2014 due primarily to higher expenses related to professional services and employee compensation plans. In general, this percentage is expected to decrease as AFG’s annuity business grows and annuity other expenses remain relatively stable.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented just over one-half of annuity benefits accumulated at June 30, 2015, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $8 million and $39 million in the first six months of 2015 and 2014, respectively. The net change in fair value for the first six months of 2014 reflects the negative impact of lower interest rates on these derivatives.

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

	Six months ended June 30,
	2015	2014	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$169	$182	(7%)
Change in fair value of derivatives related to fixed-indexed annuities	(8)	(39)	(79%)
Related impact on amortization of DPAC (*)	2	14	(86%)
Earnings before income taxes	$163	$157	4%

(*)	An estimate of the related deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, net of the related impact on amortization of DPAC decreased the annuity segment’s earnings before income taxes by $6 million in the first six months of 2015 and $25 million in the first six months of 2014.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.08 percentage points in the first six months of 2015 compared to the same period in 2014 due to the 0.15 percentage points decrease in AFG’s net interest spread, an adjustment to reserves for fixed-indexed annuities with guaranteed lifetime withdrawal benefits and higher general and administrative expenses, partially offset by the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above and the income from the sale of real estate recorded in the first quarter of 2015.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the six months ended June 30, 2015 and 2014 (in millions):

	Six months ended June 30,
	2015	2014
Beginning fixed annuity reserves	$23,462	$20,679
Fixed annuity premiums (receipts)	1,690	1,891
Federal Home Loan Bank advances	300	—
Surrenders, benefits and other withdrawals	(891)	(783)
Interest and other annuity benefit expenses:
Interest credited	259	244
Embedded derivative mark-to-market	31	132
Change in other benefit reserves	55	42
Ending fixed annuity reserves	$24,906	$22,205

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$24,906	$22,205
Impact of unrealized investment gains	107	117
Fixed component of variable annuities	190	194
Annuity benefits accumulated per balance sheet	$25,203	$22,516

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.71 billion in the first six months of 2015 compared to $1.92 billion in the first six months of 2014, a decrease of $204 million (11%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Six months ended June 30,
	2015	2014	% Change
Financial institutions single premium annuities — indexed	$725	$730	(1%)
Financial institutions single premium annuities — fixed	86	209	(59%)
Retail single premium annuities — indexed	753	789	(5%)
Retail single premium annuities — fixed	30	64	(53%)
Education market — fixed and indexed annuities	96	99	(3%)
Total fixed annuity premiums	1,690	1,891	(11%)
Variable annuities	22	25	(12%)
Total annuity premiums	$1,712	$1,916	(11%)

Management attributes the 11% decrease in annuity premiums in the first six months of 2015 compared to the same period in 2014 to AFG’s disciplined approach to product pricing in a low interest rate environment and increased levels of competition.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the six months ended June 30, 2015 and 2014 (in millions):

	Six months ended June 30,
	2015	2014
Earnings on fixed annuity benefits accumulated	$157	$148
Earnings on investments in excess of fixed annuity benefits accumulated (*)	5	8
Variable annuity earnings	1	1
Earnings before income taxes	$163	$157

(*)
Net investment income (as a % of investments) of 4.87% and 5.14% for the six months ended June 30, 2015 and 2014, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Run-off Long-Term Care and Life Segment — Results of Operations AFG’s run-off long-term care and life segment incurred GAAP pretax losses of $154 million for the six months ended June 30, 2015, which includes a $162 million pretax non-core realized loss on the sale of subsidiaries. See Note B — “Acquisitions and Sale of Businesses” to the financial statements. The following table details AFG’s GAAP and core earnings (loss) before income taxes from its run-off long-term care and life operations for the six months ended June 30, 2015 and 2014 (dollars in millions):

	Six months ended June 30,
	2015	2014	% Change
Revenues:
Net earned premiums:
Long-term care	$37	$38	(3%)
Life operations	15	17	(12%)
Net investment income	41	42	(2%)
Other income	2	2	—%
Total revenues	95	99	(4%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	46	57	(19%)
Life operations	19	25	(24%)
Acquisition expenses	8	8	—%
Other expenses	14	13	8%
Total costs and expenses	87	103	(16%)
Core earnings (loss) before income taxes	8	(4)	(300%)
Pretax non-core realized loss on subsidiaries	(162)	—	—%
GAAP loss before income taxes	$(154)	$(4)	3,750%

Higher long-term care and life core earnings in the first six months of 2015 as compared to the first six months of 2014 reflects improved claims experience, rate increases and lower persistency.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its insurance operations (excluding realized gains) totaled $78 million for both the first six months of 2015 and 2014.

The following table details AFG’s loss before income taxes from operations outside of its insurance operations for the six months ended June 30, 2015 and 2014 (dollars in millions):

	Six months ended June 30,
	2015	2014	% Change
Revenues:
Net investment income	$(1)	$2	(150%)
Other income — P&C fees	25	—	—%
Other income	12	15	(20%)
Total revenues	36	17	112%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	7	—	—%
Interest charges on borrowed money	38	33	15%
Other expense — expenses associated with P&C fees	18	—	—%
Other expenses	51	62	(18%)
Total costs and expenses	114	95	20%
Loss before income taxes, excluding realized gains	$(78)	$(78)	—%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Net Investment Income
AFG recorded a net loss on investments held outside of its insurance operations of $1 million in the first six months of 2015 compared to net income of $2 million in the first six months of 2014. The parent company holds a small portfolio of securities that are classified as “trading” and marked-to-market through investment income. These trading securities declined in value by approximately $1 million in the first six months of 2015.

Holding Company and Other — P&C Fees and Related Expenses
Summit, the workers’ compensation insurance business that AFG acquired in April 2014, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first six months of 2015, AFG collected $25 million in fees for these services. Management views this fee income, net of the $18 million in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results. Beginning with the first quarter of 2015, these fees are shown in other income and the related expenses are shown in other expenses in AFG’s Statement of Earnings.

Holding Company and Other — Other Income
Other income in the table above includes $7 million and $11 million in the first six months of 2015 and 2014, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The $11 million of management fees in the first six months of 2014 includes a $4 million incentive management fee earned in connection with the liquidation of a CLO in the second quarter of 2014. The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $5 million and $4 million in the first six months of 2015 and 2014, respectively.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $38 million in the first six months of 2015 compared to $33 million in the first six months of 2014, an increase of $5 million (15%). This increase reflects the September 2014 issuance of $150 million in 6-1/4% Subordinated Debentures due 2054.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $51 million in the first six months of 2015 compared to $62 million in the first six months of 2014, a decrease of $11 million (18%).

Consolidated Realized Gains on Securities   AFG’s consolidated realized gains on securities, which are not allocated to segments, were $18 million in the first six months of 2015 compared to $31 million in the first six months of 2014, a decrease of $13 million (42%). Realized gains (losses) on securities consisted of the following (in millions):

	Six months ended June 30,
	2015	2014
Realized gains (losses) before impairments:
Disposals	$57	$30
Change in the fair value of derivatives	(3)	3
Adjustments to annuity deferred policy acquisition costs and related items	(2)	—
	52	33
Impairment charges:
Securities	(40)	(2)
Adjustments to annuity deferred policy acquisition costs and related items	6	—
	(34)	(2)
Realized gains on securities	$18	$31

AFG’s impairment charges on securities in the first six months of 2015 consist of $25 million on equity securities and $15 million on corporate and other bonds. Approximately $13 million of the charges are for energy related investments and $6 million are for real estate related investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $82 million for the first six months of 2015 compared to $101 million for the first six months of 2014, a decrease of $19 million (19%) See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was earnings of $14 million for the first six months of 2015 compared to a loss of $19 million for the first six months of 2014. The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Six months ended June 30,
	2015	2014	% Change
National Interstate	$7	$(1)	(800%)
Managed Investment Entities	—	(18)	(100%)
Other	7	—	—%
Earnings (loss) attributable to noncontrolling interests	$14	$(19)	(174%)

The losses of Managed Investment Entities for the first six months of 2014 represent CLO losses that ultimately inure to holders of the CLO debt. See Note A — “Accounting Policies — Managed Investment Entities” to the financial statements for a discussion of accounting guidance adopted in 2015 that affects the measurement of the fair value of CLO liabilities. Under the new guidance, there are no longer any CLO earnings or losses to be attributed to noncontrolling interests in AFG’s Statement of Earnings.

Other noncontrolling interests includes $6 million related to the gain on the sale of Le Pavillon Hotel in the second quarter of 2015, which was owned by an 80%-owned subsidiary of Great American Insurance Company.

RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note A — “Accounting Policies — Managed Investment Entities” to the financial statements for a discussion of accounting guidance adopted on January 1, 2015 that affects the measurement of the fair value of CLO liabilities.

See Note B — “Acquisitions and Sale of Businesses” to the financial statements for a discussion of accounting guidance adopted on January 1, 2015 that impacts the determination of when a component of an entity qualifies for presentation as a discontinued operation.

ACCOUNTING STANDARDS TO BE ADOPTED IN 2016

See Note A — “Accounting Policies — Managed Investment Entities” to the financial statements for a discussion of accounting guidance that AFG will be required to adopt effective January 1, 2016, which could impact the consolidation of collateralized financing entities such as CLOs, as well as limited partnerships and similar investments.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, which will require debt issuance costs to be presented in the balance sheet as a direct reduction in the carrying value of long-term debt (consistent with the treatment of debt discounts) with the periodic amortization of such costs included in interest expense. AFG currently carries debt issuance costs as a deferred charge ($22 million at June 30, 2015 and included in other assets in AFG’s Balance Sheet) with the periodic amortization ($1 million in the first six months of 2015) included in other expenses in AFG’s Statement of Earnings. The updated guidance, which AFG will be required to adopt effective January 1, 2016, does not affect the overall recognition and measurement guidance for debt issuance costs. Accordingly, the guidance will have no overall impact on AFG’s Shareholders’ Equity or results of operations.

In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance: Disclosures About Short-Duration Contracts, which requires additional disclosures about the liability for unpaid losses and loss adjustment expenses (including accident year information). AFG will be required to adopt the updated guidance for annual reporting beginning in 2016 and interim reporting beginning with the first quarter of 2017. Because the new guidance does not affect the existing recognition or measurement guidance, the adoption will have no effect on AFG’s financial condition or results of operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure about Market Risk
As of June 30, 2015, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2014 Form 10-K.

ITEM 4
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2015 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the second fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first six months of 2015 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Quarter	516,276	$59.32	516,276	4,483,724
April	42,500	$63.64	42,500	4,441,224
May	409,003	$63.65	409,003	4,032,221
June	287,012	$64.32	287,012	3,745,209
Total	1,254,791	$62.02	1,254,791

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in December 2014.

In addition, AFG acquired 32,633 shares of its Common Stock (at an average of $62.53 per share) in the first quarter of 2015 in connection with its stock incentive plans.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

August 7, 2015	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer