Form 10-Q
period 2015-09-30
AMERICAN FINANCIAL GROUP INC
filed 2015-11-06
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015	Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
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
          Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2015, there were 87,349,107 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$894	$1,343
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $31,868 and $29,074)	33,114	30,734
Fixed maturities, trading at fair value	269	266
Equity securities, available for sale at fair value (cost — $1,590 and $1,283)	1,658	1,501
Equity securities, trading at fair value	173	195
Mortgage loans	994	1,117
Policy loans	221	228
Real estate and other investments	809	826
Total cash and investments	38,132	36,210
Recoverables from reinsurers	3,151	3,238
Prepaid reinsurance premiums	604	469
Agents’ balances and premiums receivable	976	889
Deferred policy acquisition costs	993	821
Assets of managed investment entities	3,613	3,108
Other receivables	1,241	910
Variable annuity assets (separate accounts)	595	662
Other assets	1,051	1,027
Goodwill	201	201
Total assets	$50,557	$47,535

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$8,061	$7,872
Unearned premiums	2,238	1,956
Annuity benefits accumulated	26,026	23,764
Life, accident and health reserves	2,159	2,175
Payable to reinsurers	724	645
Liabilities of managed investment entities	3,287	2,819
Long-term debt	880	1,061
Variable annuity liabilities (separate accounts)	595	662
Other liabilities	1,681	1,527
Total liabilities	45,651	42,481
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 87,327,172 and 87,708,793 shares outstanding	87	88
Capital surplus	1,195	1,152
Retained earnings:
Appropriated — managed investment entities	—	(2)
Unappropriated	2,981	2,914
Accumulated other comprehensive income, net of tax	461	727
Total shareholders’ equity	4,724	4,879
Noncontrolling interests	182	175
Total equity	4,906	5,054
Total liabilities and equity	$50,557	$47,535

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Property and casualty insurance net earned premiums	$1,173	$1,132	$3,104	$2,817
Life, accident and health net earned premiums	28	27	80	82
Net investment income	425	377	1,217	1,117
Realized gains (losses) on:
Securities (*)	(16)	13	2	44
Subsidiaries	5	—	(157)	—
Income (loss) of managed investment entities:
Investment income	40	29	112	84
Loss on change in fair value of assets/liabilities	(11)	(25)	(16)	(35)
Other income	40	28	177	75
Total revenues	1,684	1,581	4,519	4,184

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	825	784	2,002	1,815
Commissions and other underwriting expenses	336	302	987	869
Annuity benefits	208	157	543	491
Life, accident and health benefits	31	37	96	119
Annuity and supplemental insurance acquisition expenses	46	46	148	122
Interest charges on borrowed money	18	18	57	53
Expenses of managed investment entities	28	19	80	60
Other expenses	93	73	251	219
Total costs and expenses	1,585	1,436	4,164	3,748
Earnings before income taxes	99	145	355	436
Provision for income taxes	33	54	115	155
Net earnings, including noncontrolling interests	66	91	240	281
Less: Net earnings (loss) attributable to noncontrolling interests	3	(25)	17	(44)
Net Earnings Attributable to Shareholders	$63	$116	$223	$325

Earnings Attributable to Shareholders per Common Share:
Basic	$0.72	$1.30	$2.54	$3.64
Diluted	$0.71	$1.28	$2.49	$3.56
Average number of Common Shares:
Basic	87.5	89.0	87.6	89.4
Diluted	89.3	90.9	89.4	91.4

Cash dividends per Common Share	$0.25	$0.22	$0.75	$0.66
________________________________________
(*) Consists of the following:
Realized gains before impairments	$19	$24	$71	$57

Losses on securities with impairment	(35)	(11)	(69)	(13)
Non-credit portion recognized in other comprehensive income (loss)	—	—	—	—
Impairment charges recognized in earnings	(35)	(11)	(69)	(13)
Total realized gains (losses) on securities	$(16)	$13	$2	$44

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net earnings, including noncontrolling interests	$66	$91	$240	$281
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(110)	(73)	(255)	194
Reclassification adjustment for realized (gains) losses included in net earnings	10	(8)	(3)	(28)
Total net unrealized gains (losses) on securities	(100)	(81)	(258)	166
Net unrealized gains on cash flow hedges	2	—	2	—
Foreign currency translation adjustments	(7)	(2)	(15)	(5)
Pension and other postretirement plans adjustments	1	—	1	—
Other comprehensive income (loss), net of tax	(104)	(83)	(270)	161
Total comprehensive income (loss), net of tax	(38)	8	(30)	442
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	(27)	13	(41)
Comprehensive income (loss) attributable to shareholders	$(39)	$35	$(43)	$483

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2014	87,708,793	$1,240	$(2)	$2,914	$727	$4,879	$175	$5,054
Cumulative effect of accounting change	—	—	2	—	—	2	—	2
Net earnings	—	—	—	223	—	223	17	240
Other comprehensive loss	—	—	—	—	(266)	(266)	(4)	(270)
Dividends on Common Stock	—	—	—	(66)	—	(66)	—	(66)
Shares issued:
Exercise of stock options	1,157,288	46	—	—	—	46	—	46
Other benefit plans	268,947	6	—	—	—	6	—	6
Dividend reinvestment plan	10,359	1	—	—	—	1	—	1
Stock-based compensation expense	—	14	—	—	—	14	—	14
Shares acquired and retired	(1,767,240)	(25)	—	(88)	—	(113)	—	(113)
Shares exchanged — benefit plans	(33,795)	—	—	(2)	—	(2)	—	(2)
Forfeitures of restricted stock	(17,180)	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(6)	(6)
Balance at September 30, 2015	87,327,172	$1,282	$—	$2,981	$461	$4,724	$182	$4,906

Balance at December 31, 2013	89,513,386	$1,213	$49	$2,777	$560	$4,599	$170	$4,769
Net earnings	—	—	—	325	—	325	(44)	281
Other comprehensive income	—	—	—	—	158	158	3	161
Allocation of losses of managed investment entities	—	—	(47)	—	—	(47)	47	—
Dividends on Common Stock	—	—	—	(59)	—	(59)	—	(59)
Shares issued:
Exercise of stock options	972,847	34	—	—	—	34	—	34
Other benefit plans	227,782	7	—	—	—	7	—	7
Dividend reinvestment plan	9,749	1	—	—	—	1	—	1
Stock-based compensation expense	—	14	—	—	—	14	—	14
Shares acquired and retired	(2,209,007)	(31)	—	(96)	—	(127)	—	(127)
Shares exchanged — benefit plans	(23,790)	—	—	(1)	—	(1)	—	(1)
Other	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2014	88,490,967	$1,238	$2	$2,946	$718	$4,904	$174	$5,078

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended September 30,
	2015	2014
Operating Activities:
Net earnings, including noncontrolling interests	$240	$281
Adjustments:
Depreciation and amortization	118	95
Annuity benefits	543	491
Realized (gains) losses on investing activities	90	(48)
Net purchases of trading securities	(9)	(39)
Deferred annuity and life policy acquisition costs	(164)	(144)
Change in:
Reinsurance and other receivables	(468)	(459)
Other assets	68	(38)
Insurance claims and reserves	491	505
Payable to reinsurers	79	162
Other liabilities	(45)	(92)
Managed investment entities’ assets/liabilities	(53)	(44)
Other operating activities, net	17	4
Net cash provided by operating activities	907	674

Investing Activities:
Purchases of:
Fixed maturities	(5,395)	(5,358)
Equity securities	(449)	(356)
Mortgage loans	(105)	(355)
Real estate, property and equipment	(65)	(34)
Businesses	—	(267)
Proceeds from:
Maturities and redemptions of fixed maturities	2,426	2,252
Repayments of mortgage loans	231	74
Sales of fixed maturities	235	262
Sales of equity securities	193	97
Sales of real estate, property and equipment	96	11
Cash and cash equivalents of businesses acquired	—	1,078
Managed investment entities:
Purchases of investments	(1,167)	(1,075)
Proceeds from sales and redemptions of investments	685	1,153
Other investing activities, net	(100)	83
Net cash used in investing activities	(3,415)	(2,435)

Financing Activities:
Annuity receipts	3,333	2,725
Annuity surrenders, benefits and withdrawals	(1,487)	(1,289)
Net transfers from variable annuity assets	32	36
Additional long-term borrowings	—	145
Reductions of long-term debt	(182)	(1)
Issuances of managed investment entities’ liabilities	693	538
Retirements of managed investment entities’ liabilities	(192)	(571)
Issuances of Common Stock	47	35
Repurchases of Common Stock	(113)	(127)
Cash dividends paid on Common Stock	(65)	(59)
Other financing activities, net	(7)	—
Net cash provided by financing activities	2,059	1,432
Net Change in Cash and Cash Equivalents	(449)	(329)
Cash and cash equivalents at beginning of period	1,343	1,639
Cash and cash equivalents at end of period	$894	$1,310

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Acquisitions and Sale of Businesses	I.	Goodwill and Other Intangibles
C.	Segments of Operations	J.	Long-Term Debt
D.	Fair Value Measurements	K.	Shareholders’ Equity
E.	Investments	L.	Income Taxes
F.	Derivatives	M.	Contingencies
G.	Deferred Policy Acquisition Costs

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2015, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Other than recording an estimated loss on the pending sale of its long-term care business (see Note B — “Acquisitions and Sale of Businesses”), AFG did not have any significant nonrecurring fair value measurements in the first nine months of 2015.

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

At September 30, 2015, assets and liabilities of managed investment entities included $92 million in assets and $77 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that is expected to close in the first quarter of 2016. Upon closing, all warehoused assets are expected to be transferred to the new CLO and the liabilities will be repaid.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: third quarter of 2015 and 2014 — 1.8 million and 1.9 million; first nine months of 2015 and 2014 — 1.8 million and 2.0 million, respectively.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: third quarter of 2015 and 2014 — 0.9 million and 1.2 million; first nine months of 2015 and 2014 — 1.2 million and 1.0 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2015 and 2014 periods.

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

B.     Acquisitions and Sale of Businesses

Acquisition of Summit Holding Southeast, Inc. On April 1, 2014, AFG acquired Summit Holding Southeast, Inc. and its related companies (“Summit”), from Liberty Mutual Insurance for $259 million using cash on hand at the parent company. Immediately following the acquisition, AFG made a capital contribution of $140 million, bringing its total capital investment in the Summit business to $399 million. Summit, which is based in Lakeland, Florida and is a leading provider of specialty workers’ compensation solutions in the southeastern United States, generated $539 million in net written premiums in 2014, including $410 million after the acquisition date. Summit continues to operate under the Summit brand as a member of AFG’s Great American Insurance Group. Summit is included in the Specialty casualty sub-segment and generated $128 million and $386 million in net earned premiums in the third quarter and first nine months of 2015, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Expenses related to the acquisition were less than $1 million and were expensed as incurred. The purchase price was allocated to the acquired assets and liabilities of Summit based on management’s best estimate of fair value as of the acquisition date. The allocation of the purchase price is shown in the table below (in millions):

Total purchase price		$259

Tangible assets acquired:
Cash and cash equivalents	$1,078
Fixed maturities, available for sale	92
Recoverables from reinsurers	116
Agents’ balances and premiums receivable	41
Deferred tax assets, net (a)	67
Other receivables	21
Other assets	11
Total tangible assets acquired		1,426

Liabilities acquired:
Unpaid losses and loss adjustment expenses	1,142
Unearned premiums	3
Payable to reinsurers	3
Other liabilities	66
Total liabilities acquired		1,214

Net tangible assets acquired, at fair value		212
Excess purchase price over net tangible assets acquired		$47

Allocation of excess purchase price:
Intangible assets acquired (b)		$47
Deferred tax on intangible assets acquired (a)		(16)
Goodwill		16
		$47

(a)	AFG’s net deferred tax assets are included in Other assets in AFG’s Consolidated Balance Sheet at September 30, 2015.

(b)	Included in Other assets in AFG’s Consolidated Balance Sheet.

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

Sale of Long-term Care Business AFG ceased new sales of long-term care insurance, which is included in the run-off long-term care and life segment, in January 2010. AFG has continued to service and accept renewal premiums on its outstanding policies, which are guaranteed renewable. On April 13, 2015, AFG reached an agreement to sell substantially all of its run-off long-term care insurance business to HC2 Holdings, Inc. (“HC2”) for an initial payment of $7 million in cash and HC2 securities (subject to adjustment based on certain items, including operating results through the closing date). AFG may also receive up to $13 million of additional proceeds from HC2 in the future based on the release of certain statutory liabilities of the legal entities sold by AFG. The legal entities involved in the transaction, United Teacher Associates Insurance Company and Continental General Insurance Company, contain substantially all of AFG’s long-term care insurance reserves, as well as smaller blocks of annuity and life insurance business. The transaction is expected to close before the end of 2015, subject to customary conditions, including receipt of required regulatory approvals.

Including the significant tax benefit from the sale, AFG expects to receive after-tax proceeds of between $105 million and $115 million from the transaction (based on final proceeds received and final net assets at closing), excluding any potential additional proceeds from the release of statutory liabilities.

Based on the status of ongoing negotiations at the end of the first quarter, management determined that the potential sale of the run-off long-term care business met the GAAP “held for sale” criteria as of March 31, 2015. Accordingly, AFG recorded a loss

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

in the first quarter of 2015 to establish a liability (included in other liabilities in AFG’s Balance Sheet) equal to the excess of the net carrying value of the assets and liabilities to be disposed over the estimated net sale proceeds. The loss may be adjusted at the closing date based on the final proceeds received and final net assets disposed. At March 31, 2015, and September 30, 2015, the carrying value of the assets and liabilities to be disposed represented approximately 4% of both AFG’s assets and liabilities and are detailed in the table below.

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

The estimated impact of the pending sale of the run-off long-term care insurance business, which was recorded in AFG’s financial statements as of March 31, 2015, is shown below (in millions):

Estimated sale proceeds (*)	$14

Assets of businesses sold:
Cash and investments	$1,397
Recoverables from reinsurers	603
Deferred policy acquisition costs	15
Other receivables	14
Other assets	7
Goodwill	2
Total assets	2,038
Liabilities of businesses sold:
Annuity benefits accumulated	270
Life, accident and health reserves	1,537
Other liabilities	27
Total liabilities	1,834
Reclassify net unrealized gain on marketable securities	28
Net assets of businesses sold	$176

Pretax loss on subsidiaries recorded in the first quarter of 2015	$(162)

(*)	Includes fair value of the potential additional consideration and is shown net of estimated expenses.

Revenues, costs and expenses, and earnings before income taxes for the subsidiaries to be sold were (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Life, accident and health net earned premiums:
Long-term care	$19	$18	$56	$56
Life operations	3	3	8	8
Net investment income	19	18	56	57
Realized gains (losses) on securities and other income	(4)	(1)	(6)	1
Total revenues	37	38	114	122
Annuity benefits	2	2	6	6
Life, accident and health benefits:
Long-term care	21	27	67	84
Life operations	3	3	8	9
Annuity and supplemental insurance acquisition expenses	3	3	9	10
Other expenses	4	3	13	10
Total costs and expenses	33	38	103	119
Earnings before income taxes	$4	$—	$11	$3

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
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$517	$504	$1,157	$1,129
Specialty casualty	503	486	1,496	1,266
Specialty financial	131	115	380	348
Other specialty	22	27	71	74
Total premiums earned	1,173	1,132	3,104	2,817
Net investment income	83	76	245	219
Other income (*)	2	4	61	8
Total property and casualty insurance	1,258	1,212	3,410	3,044
Annuity:
Net investment income	317	287	915	851
Other income	22	20	68	57
Total annuity	339	307	983	908
Run-off long-term care and life	49	48	144	147
Other	49	1	137	41
Total revenues before realized gains (losses)	1,695	1,568	4,674	4,140
Realized gains (losses) on securities	(16)	13	2	44
Realized gain (loss) on subsidiaries	5	—	(157)	—
Total revenues	$1,684	$1,581	$4,519	$4,184

(*)	Includes pretax income of $51 million (before noncontrolling interest) from the sale of the Le Pavillon Hotel in the second quarter of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$20	$11	$14	$(1)
Specialty casualty	31	32	96	100
Specialty financial	26	21	72	46
Other specialty	7	6	13	13
Other lines (a)	(69)	(24)	(70)	(25)
Total underwriting	15	46	125	133
Investment and other income, net (b)	75	64	272	180
Total property and casualty insurance	90	110	397	313
Annuity	67	86	230	243
Run-off long-term care and life	6	1	14	(3)
Other (c)	(53)	(65)	(131)	(161)
Total earnings before realized gains (losses) and income taxes	110	132	510	392
Realized gains (losses) on securities	(16)	13	2	44
Realized gain (loss) on subsidiaries	5	—	(157)	—
Total earnings before income taxes	$99	$145	$355	$436

(a)	Includes special charges of $67 million and $24 million in the third quarter of 2015 and 2014, respectively, to increase asbestos and environmental (“A&E”) reserves.

(b)	Includes pretax income of $51 million (before noncontrolling interest) from the sale of the Le Pavillon Hotel in the second quarter of 2015.

(c)
Primarily holding company expenses, including a $4 million loss on retirement of debt in the third quarter of 2015 and special charges of $12 million and $6 million in the third quarters of 2015 and 2014, respectively, to increase A&E reserves related to AFG’s former railroad and manufacturing operations. Also includes losses of managed investment entities attributable to noncontrolling interest of $29 million for the third quarter and $47 million for the first nine months of 2014. Following the adoption of new guidance in the first quarter of 2015, there are no longer earnings (losses) of managed investment entities that are attributable to noncontrolling interests. See Note A — “Accounting Policies — Managed Investment Entities.”

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2015
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$115	$205	$15	$335
States, municipalities and political subdivisions	—	7,073	93	7,166
Foreign government	—	166	—	166
Residential MBS	—	3,585	294	3,879
Commercial MBS	—	2,252	45	2,297
Asset-backed securities (“ABS”)	—	4,252	449	4,701
Corporate and other	48	13,876	646	14,570
Total AFS fixed maturities	163	31,409	1,542	33,114
Trading fixed maturities	13	256	—	269
Equity securities	1,473	235	123	1,831
Assets of managed investment entities (“MIE”)	155	3,432	26	3,613
Variable annuity assets (separate accounts) (*)	—	595	—	595
Other investments — derivatives	—	122	—	122
Other assets — derivatives	—	8	—	8
Total assets accounted for at fair value	$1,804	$36,057	$1,691	$39,552
Liabilities:
Liabilities of managed investment entities	$141	$3,123	$23	$3,287
Derivatives in annuity benefits accumulated	—	—	1,198	1,198
Derivatives in long-term debt	—	(7)	—	(7)
Other liabilities — derivatives	—	9	—	9
Total liabilities accounted for at fair value	$141	$3,125	$1,221	$4,487

December 31, 2014
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$164	$174	$15	$353
States, municipalities and political subdivisions	—	6,647	100	6,747
Foreign government	—	194	—	194
Residential MBS	—	4,142	300	4,442
Commercial MBS	—	2,407	44	2,451
Asset-backed securities	—	3,661	226	3,887
Corporate and other	36	12,078	546	12,660
Total AFS fixed maturities	200	29,303	1,231	30,734
Trading fixed maturities	12	254	—	266
Equity securities	1,306	297	93	1,696
Assets of managed investment entities	174	2,903	31	3,108
Variable annuity assets (separate accounts) (*)	—	662	—	662
Other investments — derivatives	—	322	—	322
Total assets accounted for at fair value	$1,692	$33,741	$1,355	$36,788
Liabilities:
Liabilities of managed investment entities	$118	$—	$2,701	$2,819
Derivatives in annuity benefits accumulated	—	—	1,160	1,160
Other liabilities — derivatives	—	13	—	13
Total liabilities accounted for at fair value	$118	$13	$3,861	$3,992

(*)	Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in trade frequency.

During the third quarter of 2015, there was one common stock with a fair value of less than $1 million transferred from Level 2 to Level 1. During the first nine months of 2015, there were seven common stocks, four perpetual preferred stocks and one mandatory redeemable preferred stock with aggregate fair values of $80 million, $19 million and $10 million, respectively, that transferred from Level 2 to Level 1. During the third quarter and nine months ended September 30, 2014, there were fourteen perpetual preferred stocks with an aggregate fair value of $96 million transferred from Level 2 to Level 1.

During the third quarter and first nine months of 2015, seven perpetual preferred stocks with a fair value of $31 million were transferred from Level 1 to Level 2. During the third quarter ended September 30, 2014, there were no transfers from Level 1 to Level 2. During the nine months ended September 30, 2014, nine perpetual preferred stocks with an aggregate fair value of $55 million were transferred from Level 1 to Level 2.

Approximately 4% of the total assets carried at fair value on September 30, 2015, were Level 3 assets. Approximately 71% ($1.20 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent approximately 1% of the total assets measured at fair value and approximately 8% of AFG’s shareholders’ equity, changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $1.20 billion at September 30, 2015. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.30% – 2.60% over the risk free rate
Risk margin for uncertainty in cash flows	0.52% reduction in the discount rate
Surrenders	4% – 16% of indexed account value
Partial surrenders	2% – 10% of indexed account value
Annuitizations	1% – 1.5% of indexed account value
Deaths	1.5% – 3.0% of indexed account value
Budgeted option costs	2.25% – 3.50% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the third quarter and first nine months of 2015 and 2014 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2015	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2015
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	84	—	1	9	(1)	—	—	93
Residential MBS	296	(3)	(1)	—	(8)	10	—	294
Commercial MBS	48	—	(1)	—	(1)	—	(1)	45
Asset-backed securities	332	—	—	110	(3)	20	(10)	449
Corporate and other	597	—	7	24	(13)	31	—	646
Equity securities	118	—	(2)	7	—	—	—	123
Assets of MIE	29	(3)	—	—	—	—	—	26
Embedded derivatives	(1,258)	130	—	(88)	18	—	—	(1,198)

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2014	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2014
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	61	(1)	(1)	—	—	7	—	66
Residential MBS	256	—	(1)	8	(8)	20	(12)	263
Commercial MBS	28	(1)	—	—	—	—	—	27
Asset-backed securities	204	—	(3)	8	(7)	—	(23)	179
Corporate and other	313	(1)	1	51	(13)	91	—	442
Equity securities	81	—	(2)	2	—	—	—	81
Assets of MIE	27	—	—	3	(1)	—	—	29
Liabilities of MIE (*)	(2,322)	5	—	(135)	69	—	—	(2,383)
Embedded derivatives	(1,026)	(21)	—	(51)	13	—	—	(1,085)

(*)	Total realized/unrealized gains (losses) included in net income includes gains of $6 million related to liabilities outstanding as of September 30, 2014. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

			Total realized/unrealized gains (losses) included in
	Balance at December 31, 2014	Impact of accounting change (*)	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2015
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$—	$15
State and municipal	100	—	—	(1)	34	(1)	—	(39)	93
Residential MBS	300	—	(5)	—	—	(24)	67	(44)	294
Commercial MBS	44	—	—	(1)	—	(1)	4	(1)	45
Asset-backed securities	226	—	1	—	230	(51)	53	(10)	449
Corporate and other	546	—	(3)	(4)	103	(37)	41	—	646
Equity securities	93	—	(4)	(1)	52	—	—	(17)	123
Assets of MIE	31	—	(9)	—	4	—	—	—	26
Liabilities of MIE	(2,701)	2,701	—	—	—	—	—	—	—
Embedded derivatives	(1,160)	—	99	—	(183)	46	—	—	(1,198)

(*)	The impact of implementing new guidance adopted in 2015, as discussed above and in Note A — “Accounting Policies — Managed Investment Entities.”

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2013	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2014
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	61	(1)	(1)	—	—	7	—	66
Residential MBS	316	3	5	8	(23)	58	(104)	263
Commercial MBS	28	(1)	—	—	—	—	—	27
Asset-backed securities	75	3	(2)	68	(23)	81	(23)	179
Corporate and other	335	4	4	72	(59)	91	(5)	442
Equity securities	31	1	2	48	(9)	22	(14)	81
Assets of MIE	30	(2)	—	3	(2)	—	—	29
Liabilities of MIE (*)	(2,411)	(3)	—	(335)	366	—	—	(2,383)
Embedded derivatives	(804)	(153)	—	(162)	34	—	—	(1,085)

(*)	Total realized/unrealized gains (losses) included in net income includes gains of $12 million related to liabilities outstanding as of September 30, 2014. See Note H — “Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2015
Financial assets:
Cash and cash equivalents	$894	$894	$894	$—	$—
Mortgage loans	994	1,005	—	—	1,005
Policy loans	221	221	—	—	221
Total financial assets not accounted for at fair value	$2,109	$2,120	$894	$—	$1,226
Financial liabilities:
Annuity benefits accumulated (*)	$25,825	$25,083	$—	$—	$25,083
Long-term debt	887	987	—	962	25
Total financial liabilities not accounted for at fair value	$26,712	$26,070	$—	$962	$25,108

December 31, 2014
Financial assets:
Cash and cash equivalents	$1,343	$1,343	$1,343	$—	$—
Mortgage loans	1,117	1,124	—	—	1,124
Policy loans	228	228	—	—	228
Total financial assets not accounted for at fair value	$2,688	$2,695	$1,343	$—	$1,352
Financial liabilities:
Annuity benefits accumulated (*)	$23,561	$23,187	$—	$—	$23,187
Long-term debt	1,061	1,180	—	1,106	74
Total financial liabilities not accounted for at fair value	$24,622	$24,367	$—	$1,106	$23,261

(*)	Excludes $201 million and $203 million of life contingent annuities in the payout phase at September 30, 2015 and December 31, 2014, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities and equity securities at September 30, 2015 and December 31, 2014, consisted of the following (in millions):

	September 30, 2015				December 31, 2014
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$329	$335	$8	$(2)	$347	$353	$8	$(2)
States, municipalities and political subdivisions	6,874	7,166	321	(29)	6,393	6,747	364	(10)
Foreign government	157	166	9	—	184	194	10	—
Residential MBS	3,540	3,879	354	(15)	4,046	4,442	411	(15)
Commercial MBS	2,185	2,297	112	—	2,294	2,451	158	(1)
Asset-backed securities	4,673	4,701	47	(19)	3,872	3,887	37	(22)
Corporate and other	14,110	14,570	606	(146)	11,938	12,660	751	(29)
Total fixed maturities	$31,868	$33,114	$1,457	$(211)	$29,074	$30,734	$1,739	$(79)
Common stocks	$1,147	$1,204	$151	$(94)	$885	$1,087	$227	$(25)
Perpetual preferred stocks	$443	$454	$18	$(7)	$398	$414	$21	$(5)
The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at September 30, 2015 and December 31, 2014, respectively, were $213 million and $220 million. Gross unrealized gains on such securities at September 30, 2015 and December 31, 2014 were $143 million and $151 million, respectively. Gross unrealized losses on such securities at both September 30, 2015 and December 31, 2014 were $8 million. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and nearly all relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
September 30, 2015
Fixed maturities:
U.S. Government and government agencies	$—	$2	100%	$(2)	$15	88%
States, municipalities and political subdivisions	(27)	1,197	98%	(2)	58	97%
Residential MBS	(6)	347	98%	(9)	223	96%
Commercial MBS	—	23	100%	—	31	100%
Asset-backed securities	(12)	1,315	99%	(7)	414	98%
Corporate and other	(124)	3,197	96%	(22)	132	86%
Total fixed maturities	$(169)	$6,081	97%	$(42)	$873	95%
Common stocks	$(94)	$590	86%	$—	$—	—%
Perpetual preferred stocks	$(4)	$127	97%	$(3)	$26	90%

December 31, 2014
Fixed maturities:
U.S. Government and government agencies	$—	$39	100%	$(2)	$15	88%
States, municipalities and political subdivisions	(2)	222	99%	(8)	408	98%
Residential MBS	(4)	298	99%	(11)	209	95%
Commercial MBS	(1)	38	97%	—	11	100%
Asset-backed securities	(11)	1,389	99%	(11)	622	98%
Corporate and other	(16)	588	97%	(13)	433	97%
Total fixed maturities	$(34)	$2,574	99%	$(45)	$1,698	97%
Common stocks	$(25)	$260	91%	$—	$—	—%
Perpetual preferred stocks	$(1)	$45	98%	$(4)	$55	93%

At September 30, 2015, the gross unrealized losses on fixed maturities of $211 million relate to approximately 950 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 76% of the gross unrealized loss and 85% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first nine months of 2015, AFG recorded approximately $3 million in other-than-temporary impairment charges related to its residential MBS.

In the first nine months of 2015, AFG recorded approximately $25 million and $4 million in other-than-temporary impairment charges related to corporate bonds and municipal bonds, respectively.

AFG recorded $48 million other-than-temporary impairment charges on common stocks in the first nine months of 2015. At September 30, 2015, the gross unrealized losses on common stocks of $94 million relate to 76 securities, none of which has been in an unrealized loss position for more than 12 months.

At September 30, 2015, the gross unrealized losses on preferred stocks of $7 million relate to 25 securities. Of the preferred stocks that have been in an unrealized loss position for 12 months or more (4 securities), 93% of the unrealized loss relates to investment grade securities.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2015	2014
Balance at June 30	$166	$175
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	2	—
Reductions due to sales or redemptions	(2)	(2)
Balance at September 30	$166	$173

Balance at January 1	$170	$194
Additional credit impairments on:
Previously impaired securities	1	—
Securities without prior impairments	2	—
Reductions due to sales or redemptions	(7)	(21)
Balance at September 30	$166	$173

The table below sets forth the scheduled maturities of available for sale fixed maturities as of September 30, 2015 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$1,016	$1,032	3%
After one year through five years	5,300	5,604	17%
After five years through ten years	10,439	10,679	32%
After ten years	4,715	4,922	15%
	21,470	22,237	67%
ABS (average life of approximately 5 years)	4,673	4,701	14%
MBS (average life of approximately 4-1/2 years)	5,725	6,176	19%
Total	$31,868	$33,114	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at September 30, 2015 or December 31, 2014.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
September 30, 2015
Unrealized gain on:
Fixed maturities — annuity segment (*)	$868	$(304)	$564
Fixed maturities — all other	378	(140)	238
Equity securities	68	(24)	44
Deferred policy acquisition costs — annuity segment	(391)	137	(254)
Annuity benefits accumulated	(112)	39	(73)
Life, accident and health reserves	(67)	24	(43)
Unearned revenue	20	(7)	13
	$764	$(275)	$489

December 31, 2014
Unrealized gain on:
Fixed maturities — annuity segment (*)	$1,157	$(405)	$752
Fixed maturities — all other	503	(185)	318
Equity securities	218	(79)	139
Deferred policy acquisition costs — annuity segment	(531)	186	(345)
Annuity benefits accumulated	(112)	39	(73)
Life, accident and health reserves	(104)	36	(68)
Unearned revenue	31	(11)	20
	$1,162	$(419)	$743

(*)	Unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Investment income:
Fixed maturities	$370	$342	$1,082	$1,007
Equity securities	20	16	54	48
Equity in earnings of partnerships and similar investments	18	2	26	15
Other	22	20	69	56
Gross investment income	430	380	1,231	1,126
Investment expenses	(5)	(3)	(14)	(9)
Net investment income	$425	$377	$1,217	$1,117

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (a)	Total Pretax	Tax Effects	Noncon- trolling Interests	Total
Quarter ended September 30, 2015
Realized before impairments	$7	$13	$—	$(1)	$19	$(7)	$(1)	$11
Realized — impairments	(17)	(23)	—	5	(35)	13	1	(21)
Change in unrealized	(9)	(135)	—	(11)	(155)	55	2	(98)

Quarter ended September 30, 2014
Realized before impairments	$10	$16	$(1)	$(1)	$24	$(10)	$—	$14
Realized — impairments	(9)	(5)	—	3	(11)	5	—	(6)
Change in unrealized	(145)	(40)	—	60	(125)	44	2	(79)

Nine months ended September 30, 2015
Realized before impairments	$17	$59	$(2)	$(3)	$71	$(25)	$(1)	$45
Realized — impairments	(32)	(48)	—	11	(69)	25	1	(43)
Change in unrealized	(414)	(150)	—	166	(398)	140	4	(254)

Nine months ended September 30, 2014
Realized before impairments	$32	$26	$—	$(1)	$57	$(21)	$(1)	$35
Realized — impairments	(10)	(6)	—	3	(13)	5	—	(8)
Change in unrealized	466	3	—	(213)	256	(90)	(3)	163

(a)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Nine months ended September 30,
	2015	2014
Fixed maturities:
Gross gains	$24	$28
Gross losses	—	(2)
Equity securities:
Gross gains	59	27
Gross losses	—	—

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

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		September 30, 2015		December 31, 2014
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$162	$—	$158	$—
Public company warrants	Equity securities	—	—	19	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	1,198	—	1,160
Equity index call options	Other investments	122	—	322	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	9	—	13
		$284	$1,207	$499	$1,173

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

AFG’s fixed-indexed annuities, which represented approximately 60% of annuity benefits accumulated at September 30, 2015, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($88 million at September 30, 2015) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will be generally offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A to the financial statements, certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the third quarter and first nine months of 2015 and 2014 (in millions):

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statement of Earnings Line	2015	2014	2015	2014
MBS with embedded derivatives	Realized gains on securities	$(4)	$—	$(7)	$7
Public company warrants	Realized gains on securities	—	—	—	(2)
Interest rate swaptions	Realized gains on securities	—	—	—	(2)
Fixed-indexed annuities (embedded derivative)	Annuity benefits	130	(21)	99	(153)
Equity index call options	Annuity benefits	(167)	19	(144)	112
Reinsurance contracts (embedded derivative)	Net investment income	1	1	4	(2)
		$(40)	$(1)	$(48)	$(40)

Derivatives Designated and Qualifying as Cash Flow Hedges   In the second quarter of 2015, AFG entered into two interest rate swaps (a five-year, $195 million notional amount swap and a fifteen-year, $132 million notional amount swap) under which AFG receives fixed-rate interest payments in exchange for variable interest payments based on three-month LIBOR. In the third

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

The notional amounts amortize down over each swap’s respective life in anticipation of an expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on LIBOR ($644 million and $401 million total notional amounts at September 30, 2015 and December 31, 2014, respectively). The fair value of the effective portion of the interest rate swaps, which were all in an asset position and included in other assets, was $8 million and less than $1 million at September 30, 2015 and December 31, 2014, respectively. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and tax. During the third quarter and first nine months of 2015, $2 million and $4 million, respectively, was reclassified from AOCI to net investment income. There was no ineffectiveness recorded in Net Earnings during these periods.

Derivative Designated and Qualifying as a Fair Value Hedge   In June 2015, AFG entered into an interest rate swap to mitigate the interest rate risk associated with its fixed-rate 9-7/8% Senior Notes due June 2019 by effectively converting the interest rate on those notes to a floating rate of three-month LIBOR plus 8.099% (8.4362% at September 30, 2015). Since the terms of the interest rate swap match the terms of the hedged debt, changes in the fair value of the interest rate swap are offset by changes in the fair value of the hedged debt attributable to changes in interest rates. The fair value of the interest rate swap (an asset of $7 million at September 30, 2015) and the offsetting adjustment to the carrying value of the 9-7/8% Senior Notes are both included in long-term debt on AFG’s Balance Sheet. Accordingly, the net impact on AFG’s current period earnings is that the interest expense associated with the hedged debt is effectively recorded at the floating rate. The net reduction in interest expense from the swap for both the third quarter and first nine months of 2015 was $1 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales				Consolidated
	Costs	Costs	Inducements	PVFP	Unrealized	Total	Total
Balance at June 30, 2015	$223	$934	$123	$68	$(383)	$742	$965
Additions	138	74	3	—	—	77	215
Amortization:
Periodic amortization	(132)	(36)	(6)	(3)	—	(45)	(177)
Included in realized gains	—	3	—	—	—	3	3
Foreign currency translation	(2)	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	(11)	(11)	(11)
Balance at September 30, 2015	$227	$975	$120	$65	$(394)	$766	$993

Balance at June 30, 2014	$219	$918	$141	$79	$(551)	$587	$806
Additions	129	42	1	—	—	43	172
Amortization:
Periodic amortization	(127)	(38)	(7)	(3)	—	(48)	(175)
Included in realized gains	—	1	1	—	—	2	2
Foreign currency translation	(2)	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	55	55	55
Balance at September 30, 2014	$219	$923	$136	$76	$(496)	$639	$858

Balance at December 31, 2014	$221	$925	$132	$74	$(531)	$600	$821
Additions	396	164	7	—	—	171	567
Amortization:
Periodic amortization	(388)	(120)	(20)	(9)	—	(149)	(537)
Included in realized gains	—	6	1	—	—	7	7
Foreign currency translation	(2)	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	137	137	137
Balance at September 30, 2015	$227	$975	$120	$65	$(394)	$766	$993

Balance at December 31, 2013	$211	$875	$149	$85	$(345)	$764	$975
Additions	380	144	6	—	—	150	530
Amortization:
Periodic amortization	(371)	(98)	(20)	(9)	—	(127)	(498)
Included in realized gains	—	2	1	—	—	3	3
Foreign currency translation	(1)	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	(151)	(151)	(151)
Balance at September 30, 2014	$219	$923	$136	$76	$(496)	$639	$858

The present value of future profits (“PVFP”) amounts in the table above are net of $218 million and $209 million of accumulated amortization at September 30, 2015 and December 31, 2014, respectively.

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

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $326 million (including $93 million invested in the most subordinate debt tranches) at September 30, 2015, and $289 million at December 31, 2014.

In May 2015, AFG formed a new CLO, which issued $511 million face amount of liabilities (including $45 million face amount purchased by subsidiaries of AFG). During the first nine months of 2014, AFG subsidiaries purchased $8 million face amount of senior debt tranches of existing CLOs for $8 million. During the first nine months of 2015 and 2014, AFG subsidiaries received redemption proceeds of $1 million and $57 million, respectively, from its CLO investments.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$(53)	$(30)	$(27)	$(32)
Liabilities	42	5	11	(3)
Management fees paid to AFG	4	7	11	18
CLO earnings (losses) attributable to (b):
AFG shareholders	(3)	7	5	18
Noncontrolling interests	—	(29)	—	(47)

(a)	Included in Revenues in AFG’s Statement of Earnings.

(b)	Included in Earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $118 million and $83 million at September 30, 2015 and December 31, 2014. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $164 million and $131 million at those dates. The CLO assets include $1 million and $2 million in loans at September 30, 2015 and December 31, 2014, respectively, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $10 million and $6 million at those dates, respectively).

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $201 million during the first nine months of 2015. Included in other assets in AFG’s Balance Sheet is $43 million at September 30, 2015 and $49 million at December 31, 2014 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $16 million and $91 million, respectively. Amortization of intangibles was $2 million and $6 million in the third quarters and $6 million and $14 million in the first nine months of 2015 and 2014, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Long-Term Debt

The carrying value of long-term debt consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Direct Senior Obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	—	132
Other	3	3
	708	840

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	150

Subsidiaries:
Notes payable secured by real estate due 2015 through 2016	10	59
National Interstate bank credit facility	12	12
	22	71
	$880	$1,061

To achieve a desired balance between fixed and variable rate debt, AFG entered into an interest rate swap in June 2015, which effectively converts its 9-7/8% Senior Notes to a floating rate of three-month LIBOR plus 8.099% (8.4362% at September 30, 2015). The fair value of the interest rate swap (an asset of $7 million at September 30, 2015) and the offsetting adjustment to the carrying value of the notes are both included in the carrying value of the 9-7/8% Senior Notes in the table above.

On September 30, 2015, AFG used cash on hand to redeem the $132 million in outstanding AFG 7% Senior Notes due September 2050 at par value. Scheduled principal payments on debt for the balance of 2015, the subsequent five years and thereafter were as follows: 2015 — less than $1 million; 2016 — $10 million; 2017 — $12 million; 2018 — none; 2019 — $350 million; 2020 — none and thereafter — $508 million.

As shown below (in millions), the majority of AFG’s long-term debt is unsecured obligations:

	September 30, 2015	December 31, 2014
Senior unsecured obligations	$720	$852
Subordinated unsecured obligations	150	150
Obligations secured by real estate	10	59
	$880	$1,061

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at September 30, 2015 or December 31, 2014.

National Interstate can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. At September 30, 2015, there was $12 million outstanding under this agreement, bearing interest at 1.28% (six-month LIBOR plus 0.875%).

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

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Quarter ended September 30, 2015
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(171)	$61	$(110)	$3	$(107)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		16	(6)	10	(1)	9
Total net unrealized gains (losses) on securities (b)	$587	(155)	55	(100)	2	(98)	$489
Net unrealized gains on cash flow hedges	—	3	(1)	2	—	2	2
Foreign currency translation adjustments	(16)	(5)	(2)	(7)	—	(7)	(23)
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	(7)
Total	$563	$(156)	$52	$(104)	$2	$(102)	$461

Quarter ended September 30, 2014
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(111)	$38	$(73)	$2	$(71)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(14)	6	(8)	—	(8)
Total net unrealized gains (losses) on securities	$805	(125)	44	(81)	2	(79)	$726
Foreign currency translation adjustments	(2)	(2)	—	(2)	—	(2)	(4)
Pension and other postretirement plans adjustments	(4)	—	—	—	—	—	(4)
Total	$799	$(127)	$44	$(83)	$2	$(81)	$718

Nine months ended September 30, 2015
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(394)	$139	$(255)	$5	$(250)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(4)	1	(3)	(1)	(4)
Total net unrealized gains (losses) on securities (b)	$743	(398)	140	(258)	4	(254)	$489
Net unrealized gains on cash flow hedges	—	3	(1)	2	—	2	2
Foreign currency translation adjustments	(8)	(11)	(4)	(15)	—	(15)	(23)
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	(7)
Total	$727	$(405)	$135	$(270)	$4	$(266)	$461

Nine months ended September 30, 2014
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$300	$(106)	$194	$(4)	$190
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(44)	16	(28)	1	(27)
Total net unrealized gains on securities	$563	256	(90)	166	(3)	163	$726
Foreign currency translation adjustments	1	(5)	—	(5)	—	(5)	(4)
Pension and other postretirement plans adjustments	(4)	—	—	—	—	—	(4)
Total	$560	$251	$(90)	$161	$(3)	$158	$718

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Consolidated Statement of Earnings:

OCI component	Affected line in the Consolidated Statement of Earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $53 million at September 30, 2015, $57 million at June 30, 2015 and $58 million at December 31, 2014 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2015, AFG issued 171,130 shares of restricted Common Stock (fair value of $63.15 per share) and granted stock options for 716,818 shares of Common Stock (at an exercise price of $63.15) under the Stock Incentive Plan. In addition, AFG issued 54,732 shares of Common Stock (fair value of $62.55 per share) in the first quarter of 2015 under the Equity Bonus Plan.

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

	Nine months ended September 30,
	2015	2014
Exercise price	$63.15	$56.47
Expected dividend yield	1.6%	1.6%
Expected volatility	25%	26%
Expected term (in years)	7.25	7.25
Risk-free rate	1.88%	2.20%

Grant date fair value	$15.29	$14.66

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5 million and $4 million in the third quarter of 2015 and 2014, respectively, and $18 million in both the first nine months of 2015 and 2014.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in the Statement of Earnings (dollars in millions):

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$99		$145		$355		$436

Income taxes at statutory rate	$34	35%	$51	35%	$124	35%	$153	35%
Effect of:
Tax exempt interest	(6)	(6%)	(6)	(4%)	(20)	(6%)	(18)	(4%)
Change in valuation allowance	8	8%	(1)	(1%)	8	2%	2	1%
Losses of managed investment entities	—	—%	10	7%	—	—%	16	4%
Subsidiaries not in AFG’s tax return	—	—%	1	1%	2	1%	—	—%
Other	(3)	(4%)	(1)	(1%)	1	—%	2	—%
Provision for income taxes as shown in the Statement of Earnings	$33	33%	$54	37%	$115	32%	$155	36%

During the first nine months of 2015, there were no material changes to AFG’s liability for uncertain tax positions.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	36	Results of Operations — Third Quarter	49
Overview	37	Segmented Statement of Earnings	49
Critical Accounting Policies	37	Property and Casualty Insurance	50
Liquidity and Capital Resources	38	Annuity	59
Ratios	38	Run-off Long-Term Care and Life	64
Condensed Consolidated Cash Flows	38	Holding Company, Other and Unallocated	65
Parent and Subsidiary Liquidity	39	Results of Operations — First Nine Months	68
Investments	40	Segmented Statement of Earnings	68
Uncertainties	44	Property and Casualty Insurance	69
Managed Investment Entities	44	Annuity	78
Results of Operations	48	Run-off Long-Term Care and Life	83
General	48	Holding Company, Other and Unallocated	84
		Recent and Pending Accounting Standards	86

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

Net earnings attributable to AFG’s shareholders for the third quarter and first nine months of 2015 were $63 million ($0.71 per share, diluted) and $223 million ($2.49 per share, diluted), respectively, compared to $116 million ($1.28 per share, diluted) and $325 million ($3.56 per share, diluted) reported in the same periods of 2014, reflecting:

•	lower core net operating earnings in the annuity segment due to the impact of fair value accounting for fixed-indexed annuities,

•	higher core underwriting profit and net investment income in the property and casualty insurance segment,

•	higher special A&E charges recorded in the third quarter of 2015 compared to the third quarter of 2014,

•	higher core net operating earnings in the run-off long-term care and life segment,

•	the second quarter 2015 gain on the sale of Le Pavillon Hotel, and

•	the first quarter 2015 loss on the pending sale of AFG’s run-off long-term care business.

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
For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2014 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	September 30, 2015	December 31,
		2014	2013
Long-term debt	$880	$1,061	$913
Total capital	5,341	5,513	5,192
Ratio of debt to total capital:
Including subordinated debt and debt secured by real estate	16.5%	19.2%	17.6%
Excluding subordinated debt and debt secured by real estate	13.5%	15.6%	16.6%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.54 for the nine months ended September 30, 2015 and 1.90 for the year ended December 31, 2014. Excluding annuity benefits, this ratio was 5.48 and 7.95, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Nine months ended September 30,
	2015	2014
Net cash provided by operating activities	$907	$674
Net cash used in investing activities	(3,415)	(2,435)
Net cash provided by financing activities	2,059	1,432
Net change in cash and cash equivalents	$(449)	$(329)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Net cash provided by operating activities was $907 million for the first nine months of 2015 compared to $674 million in the first nine months of 2014, an increase of $233 million.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $3.42 billion for the first nine months of 2015 compared to $2.44 billion in the first nine months of 2014, an increase of $980 million. The $406 million increase in net cash flows from annuity policyholders in the first nine months of 2015 as compared to the 2014 period (discussed below under net cash provided by financing activities) increased the amount of cash available for investment in the first nine months of 2015 compared to the 2014 period. However, cash on hand in the annuity and run-off long-term care and life segments decreased by $143 million during the first nine months of 2015 as the investment of funds outpaced the net cash flows received from annuity

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

policyholders compared to a $179 million decrease in cash on hand in these segments during the first nine months of 2014.The change in net cash used in investing activities also reflects the impact of investing the property and casualty segment’s cash flows from operating activities, which were higher in the first nine months of 2015 as compared to the 2014 period. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments (collateralized loan obligations), which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $482 million use of cash in the first nine months of 2015 compared to a $78 million source of cash in the 2014 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $2.06 billion for the first nine months of 2015 compared to $1.43 billion in the first nine months of 2014, an increase of $627 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.88 billion in the first nine months of 2015 compared to $1.47 billion in the first nine months of 2014, resulting in a $406 million increase in net cash provided by financing activities in the 2015 period compared to the 2014 period. Redemptions of long-term debt was a $182 million use of cash in the first nine months of 2015 compared to net proceeds of $145 million from the issuance of long-term debt in the first nine months of 2014 accounting for a $327 million decrease in cash provided by financing activities in the 2015 period compared to the 2014 period. During the first nine months of 2015, AFG repurchased $113 million of its Common Stock compared to $127 million repurchased in the first nine months of 2014, which accounted for a $14 million increase in net cash provided by financing activities in the 2015 period compared to the 2014 period. Financing activities also include the issuance and retirement of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. The issuances of managed investment entity liabilities exceeded retirements by $501 million in the first nine months of 2015 compared to retirements exceeding issuances by $33 million in the first nine months of 2014, accounting for a $534 million increase in net cash provided by financing activities in the 2015 period compared to the 2014 period. See Note A — “Accounting Policies” and Note H — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under the agreement, or under any other parent company short-term borrowing arrangements, during 2014 or the first nine months of 2015. In September 2015, AFG redeemed its $132 million of 7% Senior Notes due September 2050 at par value using cash on hand at the parent company.

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

During the first nine months of 2015, AFG repurchased 1.8 million shares of its Common Stock for $113 million. During 2014, AFG repurchased 3.3 million shares of its Common Stock for $191 million.

Under a tax allocation agreement with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. At September 30, 2015, GALIC had $740 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.02% to 0.23% over LIBOR (average rate of 0.44% at September 30,

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

2015). While these advances must be repaid between 2016 and 2020, GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB. At September 30, 2015, GALIC estimated that it had additional borrowing capacity of approximately $800 million from the FHLB.

National Interstate Corporation, a 51%-owned property and casualty insurance subsidiary, can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. There was $12 million borrowed under this agreement at September 30, 2015, bearing interest at 1.28% (six-month LIBOR plus 0.875%).

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At September 30, 2015, AFG could reduce the average crediting rate on approximately $19 billion of traditional fixed and fixed-indexed deferred annuities without guaranteed withdrawal benefits by 69 basis points (on a weighted average basis).

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

Investments   AFG’s investment portfolio at September 30, 2015, contained $33.11 billion in fixed maturity securities and $1.66 billion in equity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $269 million in fixed maturities and $173 million in equity securities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For mortgage-backed securities (“MBS”), which comprise approximately 19% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 80% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2015 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$33,383
Percentage impact on fair value of 100 bps increase in interest rates	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,669)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	750
Estimated pretax impact on accumulated other comprehensive income	(919)
Deferred income tax	322
Noncontrolling interests	13
Estimated after-tax impact on accumulated other comprehensive income	$(584)

Approximately 88% of the fixed maturities held by AFG at September 30, 2015, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at September 30, 2015, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 5 years and 3 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$294	$306	104%	$12	100%
Non-agency prime	1,624	1,807	111%	183	40%
Alt-A	848	940	111%	92	17%
Subprime	780	832	107%	52	17%
Commercial	2,185	2,297	105%	112	100%
	$5,731	$6,182	108%	$451	58%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

At September 30, 2015, 98% (based on statutory carrying value of $5.66 billion) of AFG’s MBS securities had a NAIC designation of 1 or 2.

Municipal bonds represented approximately 22% of AFG’s fixed maturity portfolio at September 30, 2015. AFG’s municipal bond portfolio is high quality, with 98% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At September 30, 2015, approximately 74% of the municipal bond portfolio was held in revenue bonds, with the remaining 26% held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2015, is shown in the following table (dollars in millions). Approximately $540 million of available for sale fixed maturity securities and $85 million of available for sale equity securities had no unrealized gains or losses at September 30, 2015.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$25,620	$6,954
Amortized cost of securities	$24,163	$7,165
Gross unrealized gain (loss)	$1,457	$(211)
Fair value as % of amortized cost	106%	97%
Number of security positions	4,356	950
Number individually exceeding $2 million gain or loss	81	12
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$466	$(15)
States and municipalities	321	(29)
Banks, savings and credit institutions	119	(18)
Gas and electric services	98	(15)
Asset-backed securities	47	(19)
Oil and gas extraction	10	(34)
Metal mining	6	(19)
Percentage rated investment grade	88%	85%

Available for Sale Equity Securities
Fair value of securities	$830	$743
Cost of securities	$661	$844
Gross unrealized gain (loss)	$169	$(101)
Fair value as % of cost	126%	88%
Number of security positions	153	101
Number individually exceeding $2 million gain or loss	25	17

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2015, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	—%
After one year through five years	20%	8%
After five years through ten years	30%	40%
After ten years	14%	18%
	68%	66%
Asset-backed securities (average life of approximately 5 years)	11%	25%
Mortgage-backed securities (average life of approximately 4-1/2 years)	21%	9%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at September 30, 2015
Securities with unrealized gains:
Exceeding $500,000 (891 securities)	$10,615	$958	110%
$500,000 or less (3,465 securities)	15,005	499	103%
	$25,620	$1,457	106%
Securities with unrealized losses:
Exceeding $500,000 (102 securities)	$1,299	$(122)	91%
$500,000 or less (848 securities)	5,655	(89)	98%
	$6,954	$(211)	97%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at September 30, 2015
Investment grade fixed maturities with losses for:
Less than one year (633 securities)	$5,314	$(139)	97%
One year or longer (117 securities)	619	(22)	97%
	$5,933	$(161)	97%
Non-investment grade fixed maturities with losses for:
Less than one year (129 securities)	$767	$(30)	96%
One year or longer (71 securities)	254	(20)	93%
	$1,021	$(50)	95%
Common equity securities with losses for:
Less than one year (76 securities)	$590	$(94)	86%
One year or longer (none)	—	—	—%
	$590	$(94)	86%
Perpetual preferred equity securities with losses for:
Less than one year (21 securities)	$127	$(4)	97%
One year or longer (4 securities)	26	(3)	90%
	$153	$(7)	96%

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

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2015. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
September 30, 2015
Assets:
Cash and investments	$38,456	$—	$(324)	(a)	$38,132
Assets of managed investment entities	—	3,613	—		3,613
Other assets	8,814	—	(2)	(a)	8,812
Total assets	$47,270	$3,613	$(326)		$50,557
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$10,299	$—	$—		$10,299
Annuity, life, accident and health benefits and reserves	28,185	—	—		28,185
Liabilities of managed investment entities	—	3,598	(311)	(a)	3,287
Long-term debt and other liabilities	3,880	—	—		3,880
Total liabilities	42,364	3,598	(311)		45,651
Shareholders’ equity:
Common Stock and Capital surplus	1,282	15	(15)		1,282
Retained earnings	2,981	—	—		2,981
Accumulated other comprehensive income, net of tax	461	—	—		461
Total shareholders’ equity	4,724	15	(15)		4,724
Noncontrolling interests	182	—	—		182
Total equity	4,906	15	(15)		4,906
Total liabilities and equity	$47,270	$3,613	$(326)		$50,557

December 31, 2014
Assets:
Cash and investments	$36,499	$—	$(289)	(a)	$36,210
Assets of managed investment entities	—	3,108	—		3,108
Other assets	8,219	—	(2)	(a)	8,217
Total assets	$44,718	$3,108	$(291)		$47,535
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$9,828	$—	$—		$9,828
Annuity, life, accident and health benefits and reserves	25,939	—	—		25,939
Liabilities of managed investment entities	—	3,105	(286)	(a)	2,819
Long-term debt and other liabilities	3,895	—	—		3,895
Total liabilities	39,662	3,105	(286)		42,481
Shareholders’ equity:
Common Stock and Capital surplus	1,240	5	(5)		1,240
Retained earnings:
Appropriated — managed investment entities	—	(2)	—		(2)
Unappropriated	2,914	—	—		2,914
Accumulated other comprehensive income, net of tax	727	—	—		727
Total shareholders’ equity	4,881	3	(5)		4,879
Noncontrolling interests	175	—	—		175
Total equity	5,056	3	(5)		5,054
Total liabilities and equity	$44,718	$3,108	$(291)		$47,535

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended September 30, 2015
Revenues:
Insurance net earned premiums	$1,201	$—	$—		$1,201
Net investment income	422	—	3	(b)	425
Realized gains (losses) on:
Securities	(16)	—	—		(16)
Subsidiaries	5	—	—		5
Income (loss) of managed investment entities:
Investment income	—	40	—		40
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(10)	(b)	(11)
Other income	44	—	(4)	(c)	40
Total revenues	1,656	39	(11)		1,684
Costs and Expenses:
Insurance benefits and expenses	1,446	—	—		1,446
Expenses of managed investment entities	—	39	(11)	(b)(c)	28
Interest charges on borrowed money and other expenses	111	—	—		111
Total costs and expenses	1,557	39	(11)		1,585
Earnings before income taxes	99	—	—		99
Provision for income taxes	33	—	—		33
Net earnings, including noncontrolling interests	66	—	—		66
Less: Net earnings attributable to noncontrolling interests	3	—	—		3
Net earnings attributable to shareholders	$63	$—	$—		$63

Three months ended September 30, 2014
Revenues:
Insurance net earned premiums	$1,159	$—	$—		$1,159
Net investment income	384	—	(7)	(b)	377
Realized gains on securities	13	—	—		13
Income (loss) of managed investment entities:
Investment income	—	29	—		29
Gain (loss) on change in fair value of assets/liabilities	—	(23)	(2)	(b)	(25)
Other income	35	—	(7)	(c)	28
Total revenues	1,591	6	(16)		1,581
Costs and Expenses:
Insurance benefits and expenses	1,326	—	—		1,326
Expenses of managed investment entities	—	33	(14)	(b)(c)	19
Interest charges on borrowed money and other expenses	91	—	—		91
Total costs and expenses	1,417	33	(14)		1,436
Earnings before income taxes	174	(27)	(2)		145
Provision for income taxes	54	—	—		54
Net earnings, including noncontrolling interests	120	(27)	(2)		91
Less: Net earnings (loss) attributable to noncontrolling interests	4	—	(29)	(d)	(25)
Net earnings attributable to shareholders	$116	$(27)	$27		$116

(a)
Includes ($3 million) in the third quarter of 2015 and $7 million in the third quarter of 2014, respectively, in net investment income representing the change in fair value of AFG’s CLO investments plus $4 million and $7 million in the third quarter of 2015 and 2014, respectively, in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $7 million in both the third quarter of 2015 and 2014 in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Nine months ended September 30, 2015
Revenues:
Insurance net earned premiums	$3,184	$—	$—		$3,184
Net investment income	1,222	—	(5)	(b)	1,217
Realized gains (losses) on:
Securities	2	—	—		2
Subsidiaries	(157)	—	—		(157)
Income (loss) of managed investment entities:
Investment income	—	112	—		112
Gain (loss) on change in fair value of assets/liabilities	—	2	(18)	(b)	(16)
Other income	188	—	(11)	(c)	177
Total revenues	4,439	114	(34)		4,519
Costs and Expenses:
Insurance benefits and expenses	3,776	—	—		3,776
Expenses of managed investment entities	—	112	(32)	(b)(c)	80
Interest charges on borrowed money and other expenses	308	—	—		308
Total costs and expenses	4,084	112	(32)		4,164
Earnings before income taxes	355	2	(2)		355
Provision for income taxes	115	—	—		115
Net earnings, including noncontrolling interests	240	2	(2)		240
Less: Net earnings attributable to noncontrolling interests	17	—	—		17
Net earnings attributable to shareholders	$223	$2	$(2)		$223

Nine months ended September 30, 2014
Revenues:
Insurance net earned premiums	$2,899	$—	$—		$2,899
Net investment income	1,135	—	(18)	(b)	1,117
Realized gains on securities	44	—	—		44
Income (loss) of managed investment entities:
Investment income	—	84	—		84
Gain (loss) on change in fair value of assets/liabilities	—	(33)	(2)	(b)	(35)
Other income	93	—	(18)	(c)	75
Total revenues	4,171	51	(38)		4,184
Costs and Expenses:
Insurance benefits and expenses	3,416	—	—		3,416
Expenses of managed investment entities	—	96	(36)	(b)(c)	60
Interest charges on borrowed money and other expenses	272	—	—		272
Total costs and expenses	3,688	96	(36)		3,748
Earnings before income taxes	483	(45)	(2)		436
Provision for income taxes	155	—	—		155
Net earnings, including noncontrolling interests	328	(45)	(2)		281
Less: Net earnings (loss) attributable to noncontrolling interests	3	—	(47)	(d)	(44)
Net earnings attributable to shareholders	$325	$(45)	$45		$325

(a)
Includes $5 million and $18 million for the first nine months of 2015 and 2014, respectively, in net investment income representing the change in fair value of AFG’s CLO investments plus $11 million and $18 million in the first nine months 2015 and 2014, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $21 million and $18 million in the first nine months of 2015 and 2014, respectively, in distributions recorded as interest expense by the CLOs.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Core net operating earnings	$123	$127	$350	$317
Loss on sale of long-term care business (*)	—	—	(105)	—
Gain on sale of Le Pavillon Hotel (*)	—	—	26	—
Other realized gains (losses) (*)	(6)	8	6	27
Special A&E charges (*)	(52)	(19)	(52)	(19)
Loss on retirement of debt (*)	(2)	—	(2)	—
Net earnings attributable to shareholders	$63	$116	$223	$325

Diluted per share amounts:
Core net operating earnings	$1.38	$1.40	$3.92	$3.47
Loss on sale of long-term care business	—	—	(1.18)	—
Gain on sale of Le Pavillon Hotel	—	—	0.29	—
Other realized gains (losses)	(0.06)	0.09	0.07	0.30
Special A&E charges	(0.58)	(0.21)	(0.58)	(0.21)
Loss on retirement of debt	(0.03)	—	(0.03)	—
Net earnings attributable to shareholders	$0.71	$1.28	$2.49	$3.56

(*)	The tax effects of reconciling items are shown below (in millions):

Loss on sale of long-term care business	$—	$—	$57	$—
Gain on sale of Le Pavillon Hotel	—	—	(19)	—
Other realized gains (losses)	4	(5)	(2)	(16)
Special A&E charges	27	11	27	11
Loss on retirement of debt	2	—	2	—

In addition, reconciling items are shown net of noncontrolling interests as follows (in millions):

Gain on sale of Le Pavillon Hotel	$—	$—	$(6)	$—
Other realized gains (losses)	1	—	1	(1)

Net earnings attributable to shareholders decreased $53 million in the third quarter of 2015 compared to the same period in 2014 due primarily to higher special A&E charges and net realized losses on securities in the 2015 period compared to net realized gains on securities in the 2014 period. Core net operating earnings decreased $4 million in the third quarter of 2015 compared to the same period in 2014 due primarily to the impact of fair value accounting for fixed-indexed annuities, partially offset by higher core underwriting profit and net investment income in the property and casualty insurance segment and higher operating earnings in the run-off long-term care and life segment.

Net earnings attributable to shareholders decreased $102 million in the first nine months of 2015 compared to the same period in 2014 due primarily to the loss on the pending sale of AFG’s run-off long-term care insurance business, higher special A&E charges and lower realized gains, partially offset by the gain on the sale of Le Pavillon Hotel and higher core net operating earnings. Core net operating earnings increased $33 million in the first nine months of 2015 compared to the same period in 2014 due primarily to higher core underwriting profit and net investment income in the property and casualty insurance segment and higher operating earnings in the run-off long-term care and life segment, partially offset by the impact of fair value accounting for fixed-indexed annuities.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — QUARTERS ENDED SEPTEMBER 30, 2015 AND 2014

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the quarters ended September 30, 2015 and 2014 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended September 30, 2015
Revenues:
Property and casualty insurance net earned premiums	$1,173	$—	$—	$—	$—	$1,173	$—	$1,173
Life, accident and health net earned premiums	—	—	28	—	—	28	—	28
Net investment income	83	317	20	3	2	425	—	425
Realized gains (losses) on:
Securities	—	—	—	—	—	—	(16)	(16)
Subsidiaries	—	—	—	—	—	—	5	5
Income (loss) of MIEs:
Investment income	—	—	—	40	—	40	—	40
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(11)	—	(11)	—	(11)
Other income	2	22	1	(4)	19	40	—	40
Total revenues	1,258	339	49	28	21	1,695	(11)	1,684

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	758	—	—	—	—	758	67	825
Commissions and other underwriting expenses	333	—	—	—	3	336	—	336
Annuity benefits	—	208	—	—	—	208	—	208
Life, accident and health benefits	—	—	31	—	—	31	—	31
Annuity and supplemental insurance acquisition expenses	—	42	4	—	—	46	—	46
Interest charges on borrowed money	—	—	—	—	18	18	—	18
Expenses of MIEs	—	—	—	28	—	28	—	28
Other expenses	10	22	8	—	37	77	16	93
Total costs and expenses	1,101	272	43	28	58	1,502	83	1,585
Earnings before income taxes	157	67	6	—	(37)	193	(94)	99
Provision for income taxes	54	22	2	—	(12)	66	(33)	33
Net earnings, including noncontrolling interests	103	45	4	—	(25)	127	(61)	66
Less: Net earnings attributable to noncontrolling interests	4	—	—	—	—	4	(1)	3
Core Net Operating Earnings	99	45	4	—	(25)	123
Non-core earnings attributable to shareholders (a):
Realized gains (losses), net of tax and noncontrolling interests	—	—	—	—	(6)	(6)	6	—
Special A&E charges, net of tax	(44)	—	—	—	(8)	(52)	52	—
Loss on retirement of debt, net of tax	—	—	—	—	(2)	(2)	2	—
Net Earnings Attributable to Shareholders	$55	$45	$4	$—	$(41)	$63	$—	$63

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended September 30, 2014
Revenues:
Property and casualty insurance net earned premiums	$1,132	$—	$—	$—	$—	$1,132	$—	$1,132
Life, accident and health net earned premiums	—	—	27	—	—	27	—	27
Net investment income	76	287	20	(7)	1	377	—	377
Realized gains on securities	—	—	—	—	—	—	13	13
Income (loss) of MIEs:
Investment income	—	—	—	29	—	29	—	29
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(25)	—	(25)	—	(25)
Other income	4	20	1	(7)	10	28	—	28
Total revenues	1,212	307	48	(10)	11	1,568	13	1,581

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	760	—	—	—	—	760	24	784
Commissions and other underwriting expenses	302	—	—	—	—	302	—	302
Annuity benefits	—	157	—	—	—	157	—	157
Life, accident and health benefits	—	—	37	—	—	37	—	37
Annuity and supplemental insurance acquisition expenses	—	41	5	—	—	46	—	46
Interest charges on borrowed money	1	—	—	—	17	18	—	18
Expenses of MIEs	—	—	—	19	—	19	—	19
Other expenses	15	23	5	—	24	67	6	73
Total costs and expenses	1,078	221	47	19	41	1,406	30	1,436
Earnings before income taxes	134	86	1	(29)	(30)	162	(17)	145
Provision for income taxes	42	28	—	—	(10)	60	(6)	54
Net earnings, including noncontrolling interests	92	58	1	(29)	(20)	102	(11)	91
Less: Net earnings (loss) attributable to noncontrolling interests	4	—	—	(29)	—	(25)	—	(25)
Core Net Operating Earnings	88	58	1	—	(20)	127
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	—	8	8	(8)	—
Special A&E charges, net of tax	(15)	—	—	—	(4)	(19)	19	—
Net Earnings Attributable to Shareholders	$73	$58	$1	$—	$(16)	$116	$—	$116

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $90 million in GAAP pretax earnings in the third quarter of 2015 compared to $110 million in the third quarter of 2014, a decrease of $20 million (18%). Property and casualty core pretax earnings were $157 million in the third quarter of 2015 compared to $134 million in the third quarter of 2014, an increase of $23 million (17%). The decrease in GAAP pretax earnings reflects higher special A&E charges in the third quarter of 2015

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

compared to the 2014 third quarter, partially offset by higher core earnings. The increase in core pretax earnings reflects higher underwriting profit in the Property and transportation and Specialty financial groups and higher net investment income.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended September 30, 2015 and 2014 (dollars in millions):

	Three months ended September 30,
	2015	2014	% Change
Gross written premiums	$1,962	$1,859	6%
Reinsurance premiums ceded	(643)	(617)	4%
Net written premiums	1,319	1,242	6%
Change in unearned premiums	(146)	(110)	33%
Net earned premiums	1,173	1,132	4%
Loss and loss adjustment expenses (*)	758	760	—%
Commissions and other underwriting expenses	333	302	10%
Core underwriting gain	82	70	17%

Net investment income	83	76	9%
Other income and expenses, net	(8)	(12)	(33%)
Core earnings before income taxes	157	134	17%
Pretax non-core special A&E charges	(67)	(24)	179%
GAAP earnings before income taxes	$90	$110	(18%)

(*) Excludes pretax non-core special A&E charges of $67 million and $24 million in the third quarter of 2015 and 2014, respectively.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	64.5%	67.1%	(2.6%)
Underwriting expense ratio	28.4%	26.7%	1.7%
Combined ratio	92.9%	93.8%	(0.9%)

Aggregate — including discontinued lines
Loss and LAE ratio	70.3%	69.3%	1.0%
Underwriting expense ratio	28.4%	26.7%	1.7%
Combined ratio	98.7%	96.0%	2.7%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.96 billion for the third quarter of 2015 compared to $1.86 billion for the third quarter of 2014, an increase of $103 million (6%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2015		2014
	GWP	%	GWP	%	% Change
Property and transportation	$1,064	54%	$995	54%	7%
Specialty casualty	734	37%	707	38%	4%
Specialty financial	164	9%	157	8%	4%
	$1,962	100%	$1,859	100%	6%
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 33% of gross written premiums for the third quarter of 2015 and 2014. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended September 30,
	2015		2014		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(456)	43%	$(439)	44%	(1%)
Specialty casualty	(189)	26%	(171)	24%	2%
Specialty financial	(27)	16%	(36)	23%	(7%)
Other specialty	29		29
	$(643)	33%	$(617)	33%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.32 billion for the third quarter of 2015 compared to $1.24 billion for the third quarter of 2014, an increase of $77 million (6%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2015		2014
	NWP	%	NWP	%	% Change
Property and transportation	$608	46%	$556	45%	9%
Specialty casualty	545	41%	536	43%	2%
Specialty financial	137	10%	121	10%	13%
Other specialty	29	3%	29	2%	—%
	$1,319	100%	$1,242	100%	6%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.17 billion for the third quarter of 2015 compared to $1.13 billion for the third quarter of 2014, an increase of $41 million (4%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended September 30,
	2015		2014
	NEP	%	NEP	%	% Change
Property and transportation	$517	44%	$504	45%	3%
Specialty casualty	503	43%	486	43%	3%
Specialty financial	131	11%	115	10%	14%
Other specialty	22	2%	27	2%	(19%)
	$1,173	100%	$1,132	100%	4%

The $103 million (6%) increase in gross written premiums for the third quarter of 2015 compared to the third quarter of 2014 reflects growth in each of the Specialty property and casualty sub-segments. Overall average renewal rates were flat in the third quarter of 2015.

Property and transportation Gross written premiums increased $69 million (7%) in the third quarter of 2015 compared to the third quarter of 2014. This increase was due primarily to growth in the transportation businesses, as a result of new accounts and organic growth in several product lines, as well as higher premiums in the agricultural businesses. Average renewal rates were up approximately 4% for this group in the third quarter of 2015, including a 5% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums declined 1 percentage point for the third quarter of 2015 compared to the third quarter of 2014, reflecting a change in the mix of business.

Specialty casualty Gross written premiums increased $27 million (4%) in the third quarter of 2015 compared to the third quarter of 2014. The majority of businesses in this group reported growth, particularly the excess and surplus businesses. This growth was partially offset by lower premiums in the general liability business, primarily the result of competitive market conditions, re-underwriting efforts within the Florida homebuilders market and the slowdown within the energy sector. Average renewal rates decreased approximately 2% for this group in the third quarter of 2015, due primarily to lower pricing in the workers’ compensation businesses. Excluding the workers’ compensation business, average renewal rates for this group increased approximately 1% during the quarter. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points for the third quarter of 2015 compared to the third quarter of 2014, reflecting a change in the mix of business.

Specialty financial Gross written premiums increased by $7 million (4%) in the third quarter of 2015 compared to the third quarter of 2014 due primarily to growth and higher retentions in the financial institutions business. Average renewal rates for this group were flat in the third quarter of 2015. Reinsurance premiums ceded as a percentage of gross written premiums declined 7 percentage points for the third quarter of 2015 compared to the third quarter of 2014, reflecting a decline in auto dealer business, which is heavily reinsured.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below details the components of the combined ratio for AFG’s property and casualty segment (dollars in millions):

	Three months ended September 30,			Three months ended September 30,
	2015	2014	Change	2015	2014
Property and transportation
Loss and LAE ratio	75.7%	80.7%	(5.0%)
Underwriting expense ratio	20.5%	17.1%	3.4%
Combined ratio	96.2%	97.8%	(1.6%)
Underwriting profit				$20	$11

Specialty casualty
Loss and LAE ratio	64.2%	63.7%	0.5%
Underwriting expense ratio	29.6%	29.6%	—%
Combined ratio	93.8%	93.3%	0.5%
Underwriting profit				$31	$32

Specialty financial
Loss and LAE ratio	27.7%	27.7%	—%
Underwriting expense ratio	52.9%	53.9%	(1.0%)
Combined ratio	80.6%	81.6%	(1.0%)
Underwriting profit				$26	$21

Total Specialty
Loss and LAE ratio	64.5%	67.1%	(2.6%)
Underwriting expense ratio	28.4%	26.7%	1.7%
Combined ratio	92.9%	93.8%	(0.9%)
Underwriting profit				$84	$70

Aggregate — including discontinued lines
Loss and LAE ratio	70.3%	69.3%	1.0%
Underwriting expense ratio	28.4%	26.7%	1.7%
Combined ratio	98.7%	96.0%	2.7%
Underwriting profit				$15	$46

The Specialty property and casualty insurance operations generated an underwriting profit of $84 million in the third quarter of 2015 compared to $70 million in the third quarter of 2014, an increase of $14 million (20%). The higher underwriting profit in the 2015 third quarter reflects higher underwriting profits in the Property and transportation and Specialty financial sub-segments.

Property and transportation Underwriting profit for this group was $20 million for the third quarter of 2015 compared to $11 million in the third quarter of 2014, an increase of $9 million (82%). Higher underwriting profit in the agricultural and transportation businesses was partially offset by lower underwriting profitability in the property and inland marine and ocean marine businesses.

Specialty casualty Underwriting profit for this group was $31 million for the third quarter of 2015 compared to $32 million in the third quarter of 2014, a decrease of $1 million (3%). Higher underwriting profitability in the workers’ compensation businesses was offset by lower underwriting results in the international business.

Specialty financial Underwriting profit for this group was $26 million for the third quarter of 2015 compared to $21 million in the third quarter of 2014, an increase of $5 million (24%). This increase was due primarily to higher underwriting profit in the financial institutions business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other specialty Underwriting profit for this group was $7 million for the third quarter of 2015 compared to $6 million in the third quarter of 2014, an increase of $1 million (17%). The increase reflects higher profitability in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

Aggregate As discussed below in more detail under Net prior year reserve development, AFG recorded special charges to increase property and casualty A&E reserves (net of reinsurance) by $67 million in the third quarter of 2015 and $24 million in the third quarter of 2014.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 70.3% for the third quarter of 2015 compared to 69.3% for the third quarter of 2014, an increase of 1.0 percentage point. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended September 30,
	Amount		Ratio		Change in
	2015	2014	2015	2014	Ratio
Property and transportation
Current year, excluding catastrophe losses	$386	$411	74.6%	81.4%	(6.8%)
Prior accident years development	(2)	(5)	(0.4%)	(0.9%)	0.5%
Current year catastrophe losses	7	1	1.5%	0.2%	1.3%
Property and transportation losses and LAE and ratio	$391	$407	75.7%	80.7%	(5.0%)

Specialty casualty
Current year, excluding catastrophe losses	$319	$302	63.3%	62.0%	1.3%
Prior accident years development	3	7	0.6%	1.3%	(0.7%)
Current year catastrophe losses	1	1	0.3%	0.4%	(0.1%)
Specialty casualty losses and LAE and ratio	$323	$310	64.2%	63.7%	0.5%

Specialty financial
Current year, excluding catastrophe losses	$43	$42	32.9%	36.4%	(3.5%)
Prior accident years development	(8)	(10)	(5.8%)	(9.0%)	3.2%
Current year catastrophe losses	1	—	0.6%	0.3%	0.3%
Specialty financial losses and LAE and ratio	$36	$32	27.7%	27.7%	—%

Total Specialty
Current year, excluding catastrophe losses	$760	$768	64.8%	67.8%	(3.0%)
Prior accident years development	(14)	(11)	(1.2%)	(1.0%)	(0.2%)
Current year catastrophe losses	10	3	0.9%	0.3%	0.6%
Total Specialty losses and LAE and ratio	$756	$760	64.5%	67.1%	(2.6%)

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$760	$768	64.8%	67.8%	(3.0%)
Prior accident years development	55	13	4.6%	1.2%	3.4%
Current year catastrophe losses	10	3	0.9%	0.3%	0.6%
Aggregate losses and LAE and ratio	$825	$784	70.3%	69.3%	1.0%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 64.8% for the third quarter of 2015 compared to 67.8% for the third quarter of 2014, an improvement of 3.0%.

Property and transportation   The 6.8 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an improvement in the loss and LAE ratio of the trucking and agricultural businesses in the third quarter of 2015 compared to the third quarter of 2014.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty   The 1.3 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio in the international, general liability and excess and surplus businesses, partially offset by a decrease in the loss and LAE ratio of the workers’ compensation businesses.

Specialty financial The 3.5 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an improvement in the loss and LAE ratio of the fidelity and equipment leasing businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $14 million in the third quarter of 2015 compared to $11 million in the third quarter of 2014, an increase of $3 million.

Property and transportation Net favorable reserve development of $2 million in the third quarter of 2015 reflects lower than expected claim severity in the property and inland marine business, agricultural operations and a run-off book of homebuilders business, partially offset by higher than anticipated claim frequency in the ocean marine business and higher than expected claim frequency and severity in the trucking business. Net favorable reserve development of $5 million in the third quarter of 2014 reflects lower than expected claim severity in commercial auto liability business written in the transportation businesses and lower than expected claim severity in the property and inland marine business.

Specialty casualty Net adverse reserve development of $3 million in the third quarter of 2015 includes adverse reserve development in the international business and higher than anticipated claim severity and frequency in contractor claims, partially offset by lower than anticipated claim severity in workers’ compensation business, lower than expected claim severity in directors and officers liability insurance and lower than anticipated claim severity and frequency in excess liability insurance. Net adverse reserve development of $7 million in the third quarter of 2014 reflects higher than expected claim severity in contractor claims and in a run-off book of casualty business, partially offset by lower than anticipated claim severity in workers’ compensation business, and favorable reserve development in the international business.

Specialty financial Net favorable reserve development of $8 million in the third quarter of 2015 reflects lower than anticipated claim severity in the fidelity business, lower than expected claim frequency and severity in the surety business and lower than expected claim frequency in products for financial institutions, partially offset by higher than anticipated claim severity in the trade credit business. Net favorable reserve development of $10 million in the third quarter of 2014 reflects lower than expected claim severity in the surety and fidelity businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $7 million in the third quarter of 2015 and $3 million in the third quarter of 2014 reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Special Asbestos and Environmental Reserve Charges   During the third quarter of 2015, AFG completed a comprehensive external study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites. AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, generally every two years, with an in-depth internal review during the intervening years.
As a result of the 2015 external study, AFG’s property and casualty insurance segment recorded a $67 million pretax special charge to increase its asbestos reserves by $25 million (net of reinsurance) and its environmental reserves by $42 million (net of reinsurance). As the overall industry exposure to asbestos has matured, the focus of litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years; AFG has seen increased estimates for indemnity and defense compared to prior studies. The increase in property and casualty environmental reserves was attributed primarily to increased defense costs and a number of claims where the estimated costs of remediation have increased. As in past years, there were no new or emerging broad industry trends that were identified in this study.
At September 30, 2015, the property and casualty insurance segment’s insurance reserves include A&E reserves of $336 million, net of reinsurance recoverables. At September 30, 2015, the property and casualty insurance segment’s three-year survival ratios, excluding amounts associated with the settlements of two large asbestos claims, were 15.3 times paid losses for

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

asbestos reserves, 8.2 times paid losses for environmental reserves and 11.5 times paid losses for total A&E reserves. These ratios compare favorably with data published by A.M. Best in October 2015, which indicate that industry survival ratios were 8.8 for asbestos, 6.3 for environmental, and 8.2 for total A&E reserves at December 31, 2014.
In addition, the 2015 external study encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the $12 million charge recorded for those operations, see “Results of Operations — Holding Company, Other and Unallocated.”

As a result of the 2014 internal review, AFG’s property and casualty insurance segment recorded a $24 million pretax special charge to increase its asbestos reserves by $4 million (net of reinsurance) and its environmental reserves by $20 million (net of reinsurance). The 2014 charge to increase property and casualty environmental reserves related primarily to AFG’s increased defense costs and a number of claims where the estimated costs of remediation have increased. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Management’s Discussion and Analysis — “Results of Operations — Holding Company, Other and Unallocated” in AFG’s 2014 Form 10-K.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty segment includes the special A&E charges discussed above and adverse reserve development of $2 million in the third quarter of 2015 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2014, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 3.5% of AFG’s shareholders’ equity. Catastrophe losses of $7 million in the third quarter of 2015 in the Property and transportation group resulted primarily from multiple storms in the midwestern and central United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $333 million in the third quarter of 2015 compared to $302 million for the third quarter of 2014, an increase of $31 million (10%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 28.4% for the third quarter of 2015 compared to 26.7% for the third quarter of 2014, an increase of 1.7 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended September 30,
	2015		2014		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$106	20.5%	$86	17.1%	3.4%
Specialty casualty	149	29.6%	144	29.6%	—%
Specialty financial	69	52.9%	62	53.9%	(1.0%)
Other specialty	9	37.9%	10	34.6%	3.3%
	$333	28.4%	$302	26.7%	1.7%

The overall increase of 1.7% in AFG’s expense ratio in the third quarter of 2015 as compared to the third quarter of 2014 reflects a change in the mix of business, partially offset by the impact of higher premiums on the ratio.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 3.4 percentage points in the third quarter of 2015 compared to the third quarter of 2014 reflecting higher profitability based commissions paid to agents and brokers and a change in the mix of business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums were comparable in the third quarter of 2015 and the third quarter of 2014.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.0 percentage point in the third quarter of 2015 compared to the third quarter of 2014 reflecting the impact of higher premiums on the ratio, partially offset by a decline in auto dealer business, which has a lower expense ratio than AFG’s overall Specialty financial group.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $83 million for the third quarter of 2015 compared to $76 million in the third quarter of 2014, an increase of $7 million (9%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Three months ended September 30,
	2015	2014	Change	% Change
Net investment income	$83	$76	$7	9%

Average invested assets (at amortized cost)	$8,984	$8,360	$624	7%

Yield (net investment income as a % of average invested assets)	3.70%	3.64%	0.06%

Tax equivalent yield (*)	4.28%	4.26%	0.02%
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty segment for the third quarter of 2015 as compared to the third quarter of 2014 is due primarily to growth in the property and casualty segment. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.70% for the third quarter of 2015 compared to 3.64% for the third quarter of 2014, an increase of 0.06 percentage points, reflecting the impact of higher equity in the earnings of limited partnerships and similar investments, partially offset by lower yields available in the financial markets.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty operations was net expense of $8 million for the third quarter of 2015 compared to $12 million for the third quarter of 2014. The table below details the items included in other income and expenses, net for AFG’s property and casualty operations (in millions):

	Three months ended September 30,
	2015	2014
Other income
Income from the sale of real estate	$—	$2
Other	2	2
Total other income	2	4
Other expenses
Amortization of intangibles	2	6
Other	8	9
Total other expenses	10	15
Interest expense	—	1
Other income and expenses, net	$(8)	$(12)

The lower amortization of intangibles in the third quarter of 2015 compared to the third quarter of 2014 reflects the impact of intangible assets related to two acquisitions that became fully amortized in 2014.

Interest expense for AFG’s property and casualty operations includes interest charges on long-term debt within the property and casualty operations, primarily notes secured by real estate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $67 million in pretax earnings in the third quarter of 2015 compared to $86 million in the third quarter of 2014, a decrease of $19 million (22%). While AFG’s average annuity investments (at amortized cost) were 13% higher for the third quarter of 2015 as compared to the third quarter of 2014, the benefit of this growth was more than offset by the negative impact that the significant stock market decrease and lower than anticipated interest rates had on the fair value accounting for fixed-indexed annuities (“FIAs”) and other annuity reserves during the third quarter of 2015.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended September 30, 2015 and 2014 (dollars in millions):

	Three months ended September 30,
	2015	2014	% Change
Revenues:
Net investment income	$317	$287	10%
Other income:
Guaranteed withdrawal benefit fees	11	9	22%
Policy charges and other miscellaneous income	11	11	—%
Total revenues	339	307	10%

Costs and Expenses:
Annuity benefits (*)	208	157	32%
Acquisition expenses	42	41	2%
Other expenses	22	23	(4%)
Total costs and expenses	272	221	23%
Earnings before income taxes	$67	$86	(22%)

Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended September 30,
	2015	2014	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$89	$87	2%
Impact of derivatives related to FIAs	(22)	(1)	2,100%
Earnings before income taxes	$67	$86	(22%)

(*)	Annuity benefits consisted of the following (dollars in millions):

	Three months ended September 30,
	2015	2014	% Change
Interest credited — fixed	$135	$126	7%
Interest credited — fixed component of variable annuities	2	2	—%
Change in expected death and annuitization reserve	5	5	—%
Amortization of sales inducements	6	7	(14%)
Change in guaranteed withdrawal benefit reserve	20	12	67%
Change in other benefit reserves	3	3	—%
Subtotal before impact of derivatives related to FIAs	171	155	10%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	(130)	21	(719%)
Equity option mark-to-market	167	(19)	(979%)
Impact of derivatives related to FIAs	37	2	1,750%
Total annuity benefits	$208	$157	32%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended September 30,
	2015	2014	% Change
Average fixed annuity investments (at amortized cost)	$25,642	$22,730	13%
Average fixed annuity benefits accumulated	25,316	22,475	13%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.92%	5.01%
Interest credited — fixed	(2.12%)	(2.24%)
Net interest spread	2.80%	2.77%

Policy charges and other miscellaneous income	0.12%	0.14%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.36%)	(0.33%)
Acquisition expenses	(0.61%)	(0.69%)
Other expenses	(0.34%)	(0.37%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.59%)	(0.04%)
Net spread earned on fixed annuities	1.02%	1.48%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended September 30,
	2015	2014
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.37%	1.50%
Impact of derivatives related to fixed-indexed annuities (*)	(0.35%)	(0.02%)
Net spread earned on fixed annuities	1.02%	1.48%

(*)
Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related acceleration/ deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the third quarter of 2015 was $317 million compared to $287 million for the third quarter of 2014, an increase of $30 million (10%). This increase reflects primarily the growth in AFG’s annuity business and continued strong investment performance, partially offset by the run-off of higher yielding investments. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.09 percentage points in the third quarter of 2015 compared to the third quarter of 2014. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from the maturity and redemption of higher yielding investments at the lower yields available in the financial markets.

Annuity Interest Credited — Fixed
Interest credited — fixed for the third quarter of 2015 was $135 million compared to $126 million for the third quarter of 2014, an increase of $9 million (7%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.12 percentage points in the third quarter of 2015 compared to the third quarter of 2014. During the third quarter of 2015, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Excluding those annuities that have guaranteed withdrawal benefits, at September 30, 2015, AFG could reduce the average crediting rate on approximately $19 billion of traditional fixed and fixed-indexed deferred annuities by an additional 0.69% (on a weighted average basis). Annuity policies are subject to Guaranteed Minimum Interest Rates (“GMIRs”) at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

% of
GMIR	Reserves
1 — 1.99%	64%
2 — 2.99%	8%
3 — 3.99%	15%
4.00% and above	13%

Annuity Net Interest Spread
AFG’s net interest spread increased 0.03 percentage points in the third quarter of 2015 compared to the same period in 2014 due primarily to the impact of continued strong investment performance, partially offset by the run-off of higher yielding investments. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result of these two items, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, were $11 million for both the third quarter of 2015 and 2014.

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the third quarter of 2015 were $23 million compared to $18 million for the third quarter of 2014, an increase of $5 million (28%). In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended September 30,
	2015	2014
Change in expected death and annuitization reserve	$5	$5
Amortization of sales inducements	6	7
Change in guaranteed withdrawal benefit reserve	20	12
Change in other benefit reserves	3	3
Other annuity benefits	34	27
Offset guaranteed withdrawal benefit fees	(11)	(9)
Other annuity benefits, net	$23	$18

The $5 million increase in other annuity benefits, net of guaranteed withdrawal benefit fees, for the third quarter of 2015 compared to the third quarter of 2014 reflects higher expenses related to products with guaranteed withdrawal benefit features. The guaranteed withdrawal benefit reserve related to FIAs is inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits increases when the benefit of stock market participation decreases.

Annuity Acquisition Expenses
AFG’s amortization of deferred policy acquisition costs (“DPAC”) and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.61% for the third quarter of 2015 compared to 0.69% for the third quarter of 2014 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of the significant stock market decrease and lower interest rates during the third quarter of 2015 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of DPAC.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Other Expenses
Annuity other expenses for the third quarter of 2015 were $22 million compared to $23 million for the third quarter of 2014, a decrease of $1 million (4%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.03 percentage points for the third quarter of 2015 as compared to the third quarter of 2014. In general, this percentage is expected to decrease as AFG’s annuity business grows and annuity other expenses remain relatively stable.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately 60% of annuity benefits accumulated at September 30, 2015, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $37 million in the third quarter of 2015, reflecting the negative impact of the significant stock market decrease and, to a lesser extent, lower than anticipated interest rates on these derivatives. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $2 million in the third quarter of 2014, reflecting the negative impact of slightly lower interest rates on these derivatives.

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

	Three months ended September 30,
	2015	2014	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$89	$87	2%
Change in fair value of derivatives related to fixed-indexed annuities	(37)	(2)	1,750%
Related impact on amortization of DPAC (*)	15	1	1,400%
Earnings before income taxes	$67	$86	(22%)

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, net of the related impact on amortization of DPAC decreased the annuity segment’s earnings before income taxes by $22 million in the third quarter of 2015 and $1 million in the third quarter of 2014.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.46 percentage points in the third quarter of 2015 compared to the same period in 2014 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above and the impact of the decline in the stock market on guaranteed withdrawal benefit reserves.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30,
	2015	2014
Beginning fixed annuity reserves	$24,906	$22,205
Fixed annuity premiums (receipts)	1,311	798
Surrenders, benefits and other withdrawals	(526)	(426)
Interest and other annuity benefit expenses:
Interest credited	135	126
Embedded derivative mark-to-market	(130)	21
Change in other benefit reserves	29	21
Ending fixed annuity reserves	$25,725	$22,745

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$25,725	$22,745
Impact of unrealized investment gains	113	107
Fixed component of variable annuities	188	192
Annuity benefits accumulated per balance sheet	$26,026	$23,044

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.32 billion in the third quarter of 2015 compared to $809 million in the third quarter of 2014, an increase of $512 million (63%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended September 30,
	2015	2014	% Change
Financial institutions single premium annuities — indexed	$554	$333	66%
Financial institutions single premium annuities — fixed	71	62	15%
Retail single premium annuities — indexed	617	339	82%
Retail single premium annuities — fixed	22	18	22%
Education market — fixed and indexed annuities	47	46	2%
Total fixed annuity premiums	1,311	798	64%
Variable annuities	10	11	(9%)
Total annuity premiums	$1,321	$809	63%

Management attributes the 63% increase in annuity premiums in the third quarter of 2015 as compared to the third quarter of 2014 to the significant rise of interest rates during the second quarter of 2015 from first quarter 2015 lows, allowing AFG to raise the crediting rates on its annuities and become more competitive in its markets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30,
	2015	2014
Earnings on fixed annuity benefits accumulated	$65	$83
Earnings on investments in excess of fixed annuity benefits accumulated (*)	4	3
Variable annuity earnings (loss)	(2)	—
Earnings before income taxes	$67	$86

(*)
Net investment income (as a % of investments) of 4.92% and 5.01% for the three months ended September 30, 2015 and 2014, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s earnings before income taxes from its run-off long-term care and life operations for the three months ended September 30, 2015 and 2014 (dollars in millions):

	Three months ended September 30,
	2015	2014	% Change
Revenues:
Net earned premiums:
Long-term care	$19	$18	6%
Life operations	9	9	—%
Net investment income	20	20	—%
Other income	1	1	—%
Total revenues	49	48	2%

Costs and Expenses:
Life, accident and health benefits:
Long-term care	21	27	(22%)
Life operations	10	10	—%
Acquisition expenses	4	5	(20%)
Other expenses	8	5	60%
Total costs and expenses	43	47	(9%)
Earnings before income taxes	$6	$1	500%

Higher long-term care and life earnings in the third quarter of 2015 as compared to the third quarter of 2014 reflects the favorable impact of lower claims and lower persistency.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains) totaled $53 million for the third quarter of 2015 compared to $36 million for the third quarter of 2014, an increase of $17 million (47%). AFG’s net core pretax loss outside of its insurance operations totaled $37 million for the third quarter of 2015 compared to $30 million for the third quarter of 2014, an increase of $7 million (23%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations for the three months ended September 30, 2015 and 2014 (dollars in millions):

	Three months ended September 30,
	2015	2014	% Change
Revenues:
Net investment income	$2	$1	100%
Other income — P&C fees	13	—	—%
Other income	6	10	(40%)
Total revenues	21	11	91%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	3	—	—%
Interest charges on borrowed money	18	17	6%
Other expense — expenses associated with P&C fees	10	—	—%
Other expenses (*)	27	24	13%
Total costs and expenses	58	41	41%
Core loss before income taxes, excluding realized gains	(37)	(30)	23%
Pretax non-core special A&E charges	(12)	(6)	100%
Pretax non-core loss on retirement of debt	(4)	—	—%
GAAP loss before income taxes, excluding realized gains	$(53)	$(36)	47%

(*)
Excludes pretax non-core special A&E charges of $12 million and $6 million for the third quarter of 2015 and 2014, respectively, and a pretax non-core loss on retirement of debt of $4 million in the third quarter of 2015.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $2 million in the third quarter of 2015 compared to $1 million in the third quarter of 2014.

Holding Company and Other — P&C Fees and Related Expenses
Summit, the workers’ compensation insurance business that AFG acquired in April 2014, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the third quarter of 2015, AFG collected $13 million in fees for these services. Management views this fee income, net of the $10 million in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results. Beginning with the first quarter of 2015, these fees are shown in other income and the related expenses are shown in other expenses in AFG’s Statement of Earnings.

Holding Company and Other — Other Income
Other income in the table above includes $4 million and $7 million in the third quarter of 2015 and 2014, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The $7 million in management fees in the third quarter of 2014 includes a $5 million incentive management fee earned in connection with the liquidation of a CLO. The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $2 million in the third quarter of 2015 and $3 million in the third quarter of 2014.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $18 million and $17 million in the third quarter of 2015 and 2014, respectively. The following table details AFG’s long-term debt balances as of July 1, 2015 compared to July 1, 2014 (dollars in millions):

	July 1, 2015	July 1, 2014
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019 (*)	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	132	132
6-1/4% Subordinated Debentures due September 2054	150	—
Other	3	3
Total Holding Company Debt	$990	$840

Weighted Average Interest Rate	7.6%	7.8%

(*)
In June 2015, AFG entered into an interest rate swap to mitigate the interest rate risk associated with its fixed-rate 9-7/8% Senior Notes due June 2019 by effectively converting the interest rate on those notes to a floating rate of three-month LIBOR plus 8.099% (8.4362% at September 30, 2015).

AFG redeemed its $132 million in outstanding 7% Senior Notes due September 2050 at par value on September 30, 2015. AFG issued $150 million of 6-1/4% Subordinated Debentures in late September 2014. The impact of higher average indebtedness during the third quarter of 2015 as compared to the third quarter of 2014 was substantially offset by the favorable impact of the interest rate swap on the 9-7/8% Senior Notes due June 2019 that was entered into in June 2015.

Holding Company and Other — Special A&E Charges
As a result of the 2015 comprehensive external study and 2014 internal review of A&E exposures discussed under “Special Asbestos and Environmental Reserve Charges” under “Results of Operations — Property and Casualty Insurance,” AFG’s holding companies and other operations outside of its insurance operations recorded non-core special charges of $12 million in the third quarter of 2015 and $6 million in the third quarter of 2014 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. These charges related to slightly higher estimated costs at sites where remediation is underway, coupled with higher estimated cleanup costs at a limited number of sites.

Holding Company and Other — Loss on Retirement of Debt
AFG wrote off unamortized debt issuance costs of $4 million related to the redemption of its $132 million outstanding 7% Senior Notes due 2050 at par value on September 30, 2015.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges and the non-core loss on retirement of debt, AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $27 million in the third quarter of 2015 compared to $24 million in the third quarter of 2014, an increase of $3 million (13%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were losses of $16 million in the third quarter of 2015 compared to gains of $13 million in the third quarter of 2014, a change of $29 million (223%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended September 30,
	2015	2014
Realized gains (losses) before impairments:
Disposals	$24	$25
Change in the fair value of derivatives	(4)	—
Adjustments to annuity deferred policy acquisition costs and related items	(1)	(1)
	19	24
Impairment charges:
Securities	(40)	(14)
Adjustments to annuity deferred policy acquisition costs and related items	5	3
	(35)	(11)
Realized gains (losses) on securities	$(16)	$13

AFG’s impairment charges on securities for the third quarter of 2015 consist of $23 million on equity securities and $17 million on fixed maturities. Approximately $17 million of the charges are on energy related investments, $7 million are related to real estate related investments and $7 million are on investments in metal mining companies.

Consolidated Realized Gains (Losses) on Subsidiaries   The $5 million pretax realized gain on subsidiaries in the third quarter of 2015 represents an adjustment to the previously recognized loss on a small property and casualty subsidiary sold several years ago.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $33 million for the third quarter of 2015 compared to $54 million for the third quarter of 2014, a decrease of $21 million (39%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was earnings of $3 million for the third quarter of 2015 compared to a loss of $25 million for the third quarter of 2014. The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended September 30,
	2015	2014	% Change
National Interstate	$2	$4	(50%)
Managed Investment Entities	—	(29)	(100%)
Other	1	—	—%
Earnings (loss) attributable to noncontrolling interests	$3	$(25)	(112%)

The losses of Managed Investment Entities for the third quarter of 2014 represent CLO losses that ultimately inure to holders of the CLO debt. See Note A — “Accounting Policies — Managed Investment Entities” to the financial statements for a discussion of accounting guidance adopted in 2015 that affects the measurement of the fair value of CLO liabilities. Under the new guidance, there are no longer any CLO earnings or losses to be attributed to noncontrolling interests in AFG’s Statement of Earnings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the nine months ended September 30, 2015 and 2014 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2015
Revenues:
Property and casualty insurance net earned premiums	$3,104	$—	$—	$—	$—	$3,104	$—	$3,104
Life, accident and health net earned premiums		—	80	—	—	80	—	80
Net investment income	245	915	61	(5)	1	1,217	—	1,217
Realized gains (losses) on:
Securities	—	—	—	—	—	—	2	2
Subsidiaries	—	—	—	—	—	—	(157)	(157)
Income (loss) of MIEs:
Investment income	—	—	—	112	—	112	—	112
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(16)	—	(16)	—	(16)
Other income	10	68	3	(11)	56	126	51	177
Total revenues	3,359	983	144	80	57	4,623	(104)	4,519

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,935	—	—	—	—	1,935	67	2,002
Commissions and other underwriting expenses	977	—	—	—	10	987	—	987
Annuity benefits	—	543	—	—	—	543	—	543
Life, accident and health benefits	—	—	96	—	—	96	—	96
Annuity and supplemental insurance acquisition expenses	—	136	12	—	—	148	—	148
Interest charges on borrowed money	1	—	—	—	56	57	—	57
Expenses of MIEs	—	—	—	80	—	80	—	80
Other expenses	33	74	22	—	106	235	16	251
Total costs and expenses	2,946	753	130	80	172	4,081	83	4,164
Earnings before income taxes	413	230	14	—	(115)	542	(187)	355
Provision for income taxes	135	79	5	—	(39)	180	(65)	115
Net earnings, including noncontrolling interests	278	151	9	—	(76)	362	(122)	240
Less: Net earnings attributable to noncontrolling interests	10	—	—	—	2	12	5	17
Core Net Operating Earnings	268	151	9	—	(78)	350
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	—	6	6	(6)	—
Realized loss on subsidiaries, net of tax	—	—	(105)	—	—	(105)	105	—
Gain on sale of Le Pavillon Hotel, net of tax and noncontrolling interests	26	—	—	—	—	26	(26)	—
Special A&E charges, net of tax	(44)	—	—	—	(8)	(52)	52	—
Loss on retirement of debt, net of tax	—	—	—	—	(2)	(2)	2	—
Net Earnings Attributable to Shareholders	$250	$151	$(96)	$—	$(82)	$223	$—	$223

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2014
Revenues:
Property and casualty insurance net earned premiums	$2,817	$—	$—	$—	$—	$2,817	$—	$2,817
Life, accident and health net earned premiums	—	—	82	—	—	82	—	82
Net investment income	219	851	62	(18)	3	1,117	—	1,117
Realized gains on securities	—	—	—	—	—	—	44	44
Income (loss) of MIEs:
Investment income	—	—	—	84	—	84	—	84
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(35)	—	(35)	—	(35)
Other income	8	57	3	(18)	25	75	—	75
Total revenues	3,044	908	147	13	28	4,140	44	4,184

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,791	—	—	—	—	1,791	24	1,815
Commissions and other underwriting expenses	869	—	—	—	—	869	—	869
Annuity benefits	—	491	—	—	—	491	—	491
Life, accident and health benefits	—	—	119	—	—	119	—	119
Annuity and supplemental insurance acquisition expenses	—	109	13	—	—	122	—	122
Interest charges on borrowed money	3	—	—	—	50	53	—	53
Expenses of MIEs	—	—	—	60	—	60	—	60
Other expenses	44	65	18	—	86	213	6	219
Total costs and expenses	2,707	665	150	60	136	3,718	30	3,748
Earnings before income taxes	337	243	(3)	(47)	(108)	422	14	436
Provision for income taxes	104	83	(1)	—	(36)	150	5	155
Net earnings, including noncontrolling interests	233	160	(2)	(47)	(72)	272	9	281
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	—	(47)	—	(45)	1	(44)
Core Net Operating Earnings	231	160	(2)	—	(72)	317
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	—	27	27	(27)	—
Special A&E charges, net of tax	(15)	—	—	—	(4)	(19)	19	—
Net Earnings Attributable to Shareholders	$216	$160	$(2)	$—	$(49)	$325	$—	$325

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $397 million in GAAP pretax earnings in the first nine months of 2015 compared to $313 million in the first nine months of 2014, an increase of $84 million (27%). Property and casualty core pretax earnings were $413 million in the first nine months of 2015 compared to $337 million in the first nine months of 2014, an increase of $76 million (23%). The increase in GAAP and core pretax earnings reflects higher underwriting profit in the Specialty financial group, improved results in the Property and transportation group and higher net investment income (due primarily to the investment of cash acquired in the Summit acquisition on April 1, 2014). The increase in GAAP pretax earnings in the first nine months of 2015 also reflects a $51 million pretax non-core gain on the sale of Le Pavillon Hotel, partially offset by higher non-core special A&E charges in 2015 as compared to 2014.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty operations for the nine months ended September 30, 2015 and 2014 (dollars in millions):

	Nine months ended September 30,
	2015	2014	% Change
Gross written premiums	$4,476	$4,174	7%
Reinsurance premiums ceded	(1,205)	(1,179)	2%
Net written premiums	3,271	2,995	9%
Change in unearned premiums	(167)	(178)	(6%)
Net earned premiums	3,104	2,817	10%
Loss and loss adjustment expenses (a)	1,935	1,791	8%
Commissions and other underwriting expenses	977	869	12%
Core underwriting gain	192	157	22%

Net investment income	245	219	12%
Other income and expenses, net (b)	(24)	(39)	(38%)
Core earnings before income taxes	413	337	23%
Pretax non-core gain on sale of Le Pavillon Hotel	51	—	—%
Pretax non-core special A&E charges	(67)	(24)	179%
GAAP earnings before income taxes	$397	$313	27%

(a) Excludes pretax non-core special A&E charges of $67 million and $24 million in the third quarter of 2015 and 2014, respectively.
(b) Excludes the $51 million pretax non-core gain on the sale of Le Pavillon Hotel in the second quarter of 2015.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	62.2%	63.6%	(1.4%)
Underwriting expense ratio	31.5%	30.8%	0.7%
Combined ratio	93.7%	94.4%	(0.7%)

Aggregate — including discontinued lines
Loss and LAE ratio	64.5%	64.4%	0.1%
Underwriting expense ratio	31.5%	30.8%	0.7%
Combined ratio	96.0%	95.2%	0.8%
AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $4.48 billion for the first nine months of 2015 compared to $4.17 billion for the first nine months of 2014, an increase of $302 million (7%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2015		2014
	GWP	%	GWP	%	% Change
Property and transportation	$1,940	43%	$1,860	45%	4%
Specialty casualty	2,078	46%	1,869	45%	11%
Specialty financial	458	11%	445	10%	3%
	$4,476	100%	$4,174	100%	7%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 27% of gross written premiums for the first nine months of 2015 compared to 28% for the first nine months of 2014, a decrease of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Nine months ended September 30,
	2015		2014		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(682)	35%	$(667)	36%	(1%)
Specialty casualty	(529)	25%	(503)	27%	(2%)
Specialty financial	(70)	15%	(88)	20%	(5%)
Other specialty	76		79
	$(1,205)	27%	$(1,179)	28%	(1%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $3.27 billion for the first nine months of 2015 compared to $3.00 billion for the first nine months of 2014, an increase of $276 million (9%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2015		2014
	NWP	%	NWP	%	% Change
Property and transportation	$1,258	38%	$1,193	40%	5%
Specialty casualty	1,549	47%	1,366	46%	13%
Specialty financial	388	12%	357	12%	9%
Other specialty	76	3%	79	2%	(4%)
	$3,271	100%	$2,995	100%	9%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $3.10 billion for the first nine months of 2015 compared to $2.82 billion for the first nine months of 2014, an increase of $287 million (10%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2015		2014
	NEP	%	NEP	%	% Change
Property and transportation	$1,157	37%	$1,129	40%	2%
Specialty casualty	1,496	48%	1,266	45%	18%
Specialty financial	380	12%	348	12%	9%
Other specialty	71	3%	74	3%	(4%)
	$3,104	100%	$2,817	100%	10%

The $302 million (7%) increase in gross written premiums for the first nine months of 2015 compared to the first nine months of 2014 reflects $390 million in premiums from Summit (acquired in April 2014) in the 2015 period compared to $270 million in the 2014 period as well as significant growth in other businesses within the Specialty casualty and Property and transportation groups. Excluding premiums from Summit, gross written premiums increased by 5% compared to the first nine months of 2014. Overall average renewal rates increased approximately 1% in the first nine months of 2015.

Property and transportation Gross written premiums increased $80 million (4%) in the first nine months of 2015 compared to the same period in 2014. Higher gross written premiums in the transportation businesses due primarily to new accounts and higher gross written premiums in the agricultural businesses were partially offset by lower gross written premiums in the property and inland marine businesses. Average renewal rates were up approximately 4% for this group in the first nine months of 2015, including a 6% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums declined 1 percentage point for the first nine months of 2015 compared to the first nine months of 2014, reflecting a change in the mix of business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Gross written premiums increased $209 million (11%) in the first nine months of 2015 compared to the first nine months of 2014 reflecting $390 million in gross written premiums from Summit (acquired in April 2014) in the first nine months of 2015 compared to $270 million in the first nine months of 2014. Excluding premiums from Summit, gross written premiums increased 6% in the first nine months of 2015 compared to the first nine months of 2014. While most of the businesses in this group reported growth, the workers’ compensation, excess and surplus lines and targeted markets businesses were primary drivers of the higher premiums, partially offset by lower premiums in the general liability and international businesses. Broadening opportunities to write business and additional premiums from start-up businesses were contributing factors. Average renewal rates for this group were down 1% in the first nine months of 2015 due primarily to lower pricing in workers’ compensation businesses. Excluding the workers’ compensation business, average renewal rates in this group increased 1% during the first nine months of 2015. Reinsurance premiums ceded as a percentage of gross written premiums declined 2 percentage points for the first nine months of 2015 compared to the first nine months of 2014 reflecting the impact of the acquisition of Summit, which cedes only about 1% of its premiums.

Specialty financial Gross written premiums increased $13 million (3%) in the first nine months of 2015 compared to the first nine months of 2014 due primarily to higher gross written premiums in the surety, financial institutions and equipment leasing businesses. Average renewal rates for this group were flat in the first nine months of 2015. Reinsurance premiums ceded as a percentage of gross written premiums declined 5 percentage points for the first nine months of 2015 compared to the first nine months of 2014, reflecting a decline in auto dealer business, which is heavily reinsured.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

Combined Ratio
The table below details the components of the combined ratio for AFG’s property and casualty segment for the first nine months of 2015 compared to the first nine months of 2014 (dollars in millions):

	Nine months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014
Property and transportation
Loss and LAE ratio	72.7%	75.8%	(3.1%)
Underwriting expense ratio	26.0%	24.3%	1.7%
Combined ratio	98.7%	100.1%	(1.4%)
Underwriting profit (loss)				$14	$(1)

Specialty casualty
Loss and LAE ratio	63.5%	61.8%	1.7%
Underwriting expense ratio	30.1%	30.3%	(0.2%)
Combined ratio	93.6%	92.1%	1.5%
Underwriting profit				$96	$100

Specialty financial
Loss and LAE ratio	28.5%	33.6%	(5.1%)
Underwriting expense ratio	52.5%	53.1%	(0.6%)
Combined ratio	81.0%	86.7%	(5.7%)
Underwriting profit				$72	$46

Total Specialty
Loss and LAE ratio	62.2%	63.6%	(1.4%)
Underwriting expense ratio	31.5%	30.8%	0.7%
Combined ratio	93.7%	94.4%	(0.7%)
Underwriting profit				$195	$158

Aggregate — including discontinued lines
Loss and LAE ratio	64.5%	64.4%	0.1%
Underwriting expense ratio	31.5%	30.8%	0.7%
Combined ratio	96.0%	95.2%	0.8%
Underwriting profit				$125	$133

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The Specialty property and casualty insurance operations generated an underwriting profit of $195 million for the first nine months of 2015 compared to $158 million for the first nine months of 2014, an increase of $37 million (23%). The higher underwriting profit in the first nine months of 2015 reflects higher underwriting profit in the Specialty financial group and improved underwriting results in the Property and transportation group, partially offset by lower underwriting profit in the Specialty casualty group.

Property and transportation Underwriting profit for this group was $14 million for the first nine months of 2015 compared to an underwriting loss of $1 million for the first nine months of 2014, an improvement of $15 million. Improved year-over-year underwriting results from National Interstate and higher profits in the agricultural businesses were partially offset by lower profitability in the property and inland marine, ocean marine and other transportation businesses.

Specialty casualty Underwriting profit for this group was $96 million for the first nine months of 2015 compared to $100 million for the first nine months of 2014, a decrease of $4 million (4%). This decrease is due primarily to higher adverse prior year reserve development in the international and general liability businesses and lower favorable prior year reserve development in the excess and surplus and executive liability businesses, partially offset by higher current year underwriting profit in the workers’ compensation and public sector businesses.

Specialty financial Underwriting profit for this group was $72 million for the first nine months of 2015 compared to $46 million for the first nine months of 2014, an increase of $26 million (57%). This increase was driven by higher favorable prior year reserve development across the group and higher current year underwriting profitability in the fidelity and financial institutions businesses.

Other specialty Underwriting profit for this group was $13 million for the first nine months of 2015 and 2014.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 64.5% for the first nine months of 2015 compared to 64.4% for the first nine months of 2014, an increase of 0.1 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Nine months ended September 30,
	Amount		Ratio		Change in
	2015	2014	2015	2014	Ratio
Property and transportation
Current year, excluding catastrophe losses	$817	$825	70.6%	73.0%	(2.4%)
Prior accident years development	7	13	0.5%	1.2%	(0.7%)
Current year catastrophe losses	18	18	1.6%	1.6%	—%
Property and transportation losses and LAE and ratio	$842	$856	72.7%	75.8%	(3.1%)

Specialty casualty
Current year, excluding catastrophe losses	$951	$800	63.5%	63.2%	0.3%
Prior accident years development	(4)	(21)	(0.2%)	(1.7%)	1.5%
Current year catastrophe losses	3	3	0.2%	0.3%	(0.1%)
Specialty casualty losses and LAE and ratio	$950	$782	63.5%	61.8%	1.7%

Specialty financial
Current year, excluding catastrophe losses	$129	$127	33.9%	36.6%	(2.7%)
Prior accident years development	(25)	(13)	(6.5%)	(3.9%)	(2.6%)
Current year catastrophe losses	4	3	1.1%	0.9%	0.2%
Specialty financial losses and LAE and ratio	$108	$117	28.5%	33.6%	(5.1%)

Total Specialty
Current year, excluding catastrophe losses	$1,938	$1,794	62.4%	63.7%	(1.3%)
Prior accident years development	(32)	(29)	(1.0%)	(1.0%)	—%
Current year catastrophe losses	26	25	0.8%	0.9%	(0.1%)
Total Specialty losses and LAE and ratio	$1,932	$1,790	62.2%	63.6%	(1.4%)

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$1,938	$1,794	62.4%	63.7%	(1.3%)
Prior accident years development	38	(4)	1.3%	(0.2%)	1.5%
Current year catastrophe losses	26	25	0.8%	0.9%	(0.1%)
Aggregate losses and LAE and ratio	$2,002	$1,815	64.5%	64.4%	0.1%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.4% for the first nine months of 2015 compared to 63.7% for the first nine months of 2014, a decrease of 1.3%.

Property and transportation   The 2.4 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in the first nine months of 2015 as compared to the first nine months of 2014 reflects an improvement of the loss and LAE ratio of the trucking and agricultural businesses, partially offset by increased severity in commercial auto claims in the transportation businesses and higher current year losses in the property and inland marine business in the first nine months of 2015 compared to the first nine months of 2014.

Specialty casualty   The 0.3 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio in the international business and the inclusion of Summit following its acquisition in April 2014, which has a higher loss and LAE ratio than AFG’s overall Specialty casualty group, partially offset by higher profitability in the workers’ compensation businesses.

Specialty financial   The 2.7 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an improvement in the loss and LAE ratio of the financial institutions, fidelity and equipment leasing businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $32 million in the first nine months of 2015 compared to $29 million in the first nine months of 2014, an increase of $3 million (10%).

Property and transportation Net adverse reserve development of $7 million in the first nine months of 2015 reflects higher than expected claim severity and frequency in the transportation businesses and higher than anticipated claim frequency in the ocean marine business, partially offset by lower than expected claim severity in the property and inland marine business, agricultural operations and a run-off book of homebuilders business. Net adverse reserve development of $13 million in the first nine months of 2014 reflects higher than expected severity in commercial auto liability losses written in the transportation businesses, partially offset by lower than expected claim frequency in the agribusiness, property and inland marine and ocean marine businesses.

Specialty casualty Net favorable reserve development of $4 million in the first nine months of 2015 includes lower than anticipated claim severity in workers’ compensation business, lower than anticipated claim severity and frequency in excess liability insurance and lower than expected claim severity in directors and officers liability insurance, partially offset by higher than anticipated severity and frequency in contractor claims and adverse reserve development in the international business. Net favorable reserve development of $21 million in the first nine months of 2014 reflects lower than expected claim severity in directors and officers liability insurance, lower than expected claim severity and frequency in excess liability insurance and lower than anticipated claim severity in specialty workers’ compensation business, partially offset by higher than expected claim severity in contractor claims and in a run-off book of casualty business.

Specialty financial Net favorable reserve development of $25 million in the first nine months of 2015 reflects lower than anticipated claim frequency and severity in the trade credit business, surety business and products for financial institutions and lower than expected claim severity in the fidelity business. Net favorable reserve development of $13 million in the first nine months of 2014 reflects lower than expected claim severity in the surety and fidelity businesses and lower than expected claim frequency and severity in the foreign credit business and products for financial institutions.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $10 million in the first nine months of 2015 and $8 million in the first nine months of 2014, reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Special Asbestos and Environmental Reserve Charges See “Net prior year reserve development” under “Results of Operations — Property and Casualty Insurance” for the quarters ended September 30, 2015 and 2014 for a discussion of the $67 million and $24 million special A&E charges recorded in the third quarter of 2015 and 2014, respectively.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty segment includes the special A&E charges mentioned above and adverse reserve development of $3 million in the first nine months of 2015 and $1 million in the first nine months of 2014 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. The $18 million in catastrophe losses in the Property and transportation group in the first nine months of 2015 resulted primarily from winter storms in the first quarter of 2015 and multiple storms in the midwestern and central United States in the second and third quarters of 2015. The $18 million in catastrophe losses in the Property and transportation group in the first nine months of 2014 were primarily from winter storms in the month of January and multiple storms in the midwestern and central United States in the second quarter of 2014.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $977 million in the first nine months of 2015 compared to $869 million for the first nine months of 2014, an increase of $108 million (12%). AFG’s underwriting expense ratio was 31.5% for the first nine months of 2015 compared to 30.8% for the first nine months of 2014, an increase of 0.7 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Nine months ended September 30,
	2015		2014		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$301	26.0%	$274	24.3%	1.7%
Specialty casualty	450	30.1%	384	30.3%	(0.2%)
Specialty financial	200	52.5%	185	53.1%	(0.6%)
Other specialty	26	36.1%	26	34.8%	1.3%
	$977	31.5%	$869	30.8%	0.7%

The $108 million increase in commissions and other underwriting expenses reflects the acquisition of Summit in April 2014. The overall increase of 0.7% in AFG’s expense ratio for the first nine months of 2015 as compared to the first nine months of 2014 reflects a change in the mix of business, partially offset by the impact of higher premiums on the ratio.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.7 percentage points in the first nine months of 2015 compared to the first nine months of 2014 reflecting higher profitability based commissions paid to agents and brokers and a change in the mix of business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.2 percentage points in the first nine months of 2015 compared to the first nine months of 2014 due primarily to the impact of higher premiums on the ratio, partially offset by a charge of $6 million in the second quarter of 2015 to write off certain previously capitalized project costs.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.6 percentage points in the first nine months of 2015 compared to the first nine months of 2014 reflecting the impact of higher premiums on the ratio.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $245 million for the first nine months of 2015 compared to $219 million in the first nine months of 2014, an increase of $26 million (12%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Nine months ended September 30,
	2015	2014	Change	% Change
Net investment income	$245	$219	$26	12%

Average invested assets (at amortized cost)	$8,880	$7,651	$1,229	16%

Yield (net investment income as a % of average invested assets)	3.68%	3.82%	(0.14%)

Tax equivalent yield (*)	4.25%	4.41%	(0.16%)

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty segment for the first nine months of 2015 compared to the first nine months of 2014 is due primarily to the investment of cash acquired in the Summit acquisition, which occurred over the two quarters following the April 2014 acquisition, as well as growth in the property and casualty segment. The property and casualty segment’s overall yield on investments (net investment income as a percentage of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

average invested assets) was 3.68% for the first nine months of 2015 compared to 3.82% for the first nine months of 2014, a decline of 0.14 percentage points reflecting the impact of lower yields available in the financial markets, partially offset by higher equity in the earnings of limited partnerships and similar investments.

Property and Casualty Other Income and Expenses, Net
GAAP other income and expenses, net for AFG’s property and casualty operations was net income of $27 million for the first nine months of 2015 compared to a net expense of $39 million for the first nine months of 2014. Core other income and expenses, net for AFG’s property and casualty operations was a net expense of $24 million for the first nine months of 2015 compared to $39 million for the first nine months of 2014. The table below details the items included in GAAP and core other income and expenses, net for AFG’s property and casualty operations (in millions):

	Nine months ended September 30,
	2015	2014
Other income
Income from the sale of real estate (*)	$3	$2
Other	7	6
Total other income	10	8
Other expenses
Amortization of intangibles	6	14
Tender offer expenses	—	3
Other	27	27
Total other expense	33	44
Interest expense	1	3
Core other income and expenses, net	(24)	(39)
Pretax non-core gain on sale of Le Pavillon Hotel	51	—
GAAP other income and expenses, net	$27	$(39)

(*)	Excludes the $51 million pretax non-core gain on the sale of Le Pavillon Hotel in the second quarter of 2015.

The lower amortization of intangibles in the first nine months of 2015 compared to the first nine months of 2014 reflects the impact of intangible assets related to two acquisitions that became fully amortized in 2014.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $230 million in pretax earnings in the first nine months of 2015 compared to $243 million in the first nine months of 2014, a decrease of $13 million (5%). While AFG’s average annuity investments (at amortized cost) were 12% higher for the first nine months of 2015 as compared to the first nine months of 2014, the benefit of this growth was more than offset by the negative impact of the significant stock market decrease had on certain annuity reserves in the first nine months of 2015, the run-off of higher yielding investments and higher general and administrative expenses in the first nine months of 2015 compared to the first nine months of 2014.

The following table details AFG’s earnings before income taxes from its annuity operations for the nine months ended September 30, 2015 and 2014 (dollars in millions).

	Nine months ended September 30,
	2015	2014	% Change
Revenues:
Net investment income	$915	$851	8%
Other income:
Guaranteed withdrawal benefit fees	31	25	24%
Policy charges and other miscellaneous income	37	32	16%
Total revenues	983	908	8%

Costs and Expenses:
Annuity benefits (*)	543	491	11%
Acquisition expenses	136	109	25%
Other expenses	74	65	14%
Total costs and expenses	753	665	13%
Earnings before income taxes	$230	$243	(5%)

Detail of annuity earnings before income taxes (dollars in millions):

	Nine months ended September 30,
	2015	2014	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$258	$269	(4%)
Impact of derivatives related to FIAs	(28)	(26)	8%
Earnings before income taxes	$230	$243	(5%)

(*)	Annuity benefits consisted of the following (dollars in millions):

	Nine months ended September 30,
	2015	2014	% Change
Interest credited — fixed	$394	$370	6%
Interest credited — fixed component of variable annuities	5	5	—%
Change in expected death and annuitization reserve	14	14	—%
Amortization of sales inducements	20	20	—%
Change in guaranteed withdrawal benefit reserve	48	30	60%
Change in other benefit reserves	17	11	55%
Subtotal before impact of derivatives related to FIAs	498	450	11%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	(99)	153	(165%)
Equity option mark-to-market	144	(112)	(229%)
Impact of derivatives related to FIAs	45	41	10%
Total annuity benefits	$543	$491	11%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Nine months ended September 30,
	2015	2014	% Change
Average fixed annuity investments (at amortized cost)	$24,765	$22,077	12%
Average fixed annuity benefits accumulated	24,514	21,790	13%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.89%	5.09%
Interest credited — fixed	(2.14%)	(2.26%)
Net interest spread	2.75%	2.83%

Policy charges and other miscellaneous income	0.15%	0.13%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.36%)	(0.30%)
Acquisition expenses	(0.70%)	(0.63%)
Other expenses	(0.38%)	(0.37%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.25%)	(0.25%)
Net spread earned on fixed annuities	1.21%	1.41%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Nine months ended September 30,
	2015	2014
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.36%	1.57%
Impact of derivatives related to fixed-indexed annuities (*)	(0.15%)	(0.16%)
Net spread earned on fixed annuities	1.21%	1.41%

(*)
Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the first nine months of 2015 was $915 million compared to $851 million for the first nine months of 2014, an increase of $64 million (8%). This increase reflects primarily the growth in AFG’s annuity business, partially offset by the run-off of higher yielding investments. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.20 percentage points for the first nine months of 2015 compared to the same period in 2014. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from the maturity and redemption of higher yielding investments at the lower yields available in the financial markets.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first nine months of 2015 was $394 million compared to $370 million for the first nine months of 2014, an increase of $24 million (6%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.12 percentage points in the first nine months of 2015 compared to the same period of 2014. During the first nine months of 2015, interest rates credited on new premiums generally ranged from 1.00% to 2.00%.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.08 percentage points in the first nine months of 2015 compared to the same period in 2014 due primarily to the run-off of higher yielding investments. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, were $37 million for the first nine months of 2015 compared to $32 million for the first nine months of 2014, an increase of $5 million (16%). This increase reflects the impact of $6 million in income from the sale of real estate recorded in the first nine months of 2015.

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the first nine months of 2015 were $68 million compared to $50 million for the first nine months of 2014, an increase of $18 million (36%). In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Nine months ended September 30,
	2015	2014
Change in expected death and annuitization reserve	$14	$14
Amortization of sales inducements	20	20
Change in guaranteed withdrawal benefit reserve	48	30
Change in other benefit reserves	17	11
Other annuity benefits	99	75
Offset guaranteed withdrawal benefit fees	(31)	(25)
Other annuity benefits, net	$68	$50

The $18 million increase in other annuity benefits, net of guaranteed withdrawal benefit fees, for the first nine months of 2015 compared to the first nine months of 2014 reflects higher expenses related to products with guaranteed withdrawal benefit features. The guaranteed withdrawal benefit reserve related to FIAs is inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits increases when the benefit of stock market participation decreases.

Annuity Acquisition Expenses
AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.70% for the first nine months of 2015 compared to 0.63% for the first nine months of 2014 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of the significant stock market decrease and lower than anticipated interest rates during the first nine months of 2015 on the fair value of derivatives related to fixed-indexed annuities resulted in a partially offsetting deceleration in the amortization DPAC.

Annuity Other Expenses
Annuity other expenses for the first nine months of 2015 were $74 million, compared to $65 million for the first nine months of 2014, an increase of $9 million (14%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses increased 0.01 percentage points for the first nine months of 2015 as compared to the first nine months of 2014 due primarily to higher expenses related to professional services and employee compensation plans. In general, this percentage is expected to decrease as AFG’s annuity business grows and annuity other expenses remain relatively stable.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately 60% of annuity benefits accumulated at September 30, 2015, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that an increase in the liabilities, due to an increase in the market index, will generally be offset by unrealized and realized gains on the call options purchased by AFG. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $45 million and $41 million in the first nine months of 2015 and 2014, respectively. The net change in fair value for the first nine months of 2015 reflects the negative impact of the significant decline

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

in the stock market and lower than anticipated interest rates on these derivatives. The net change in fair value for the first nine months of 2014 reflects the negative impact of lower interest rates.

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

	Nine months ended September 30,
	2015	2014	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$258	$269	(4%)
Change in fair value of derivatives related to fixed-indexed annuities	(45)	(41)	10%
Related impact on amortization of DPAC (*)	17	15	13%
Earnings before income taxes	$230	$243	(5%)

(*)	An estimate of the related deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, net of the related impact on amortization of DPAC decreased the annuity segment’s earnings before income taxes by $28 million in the first nine months of 2015 and $26 million in the first nine months of 2014.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.20 percentage points in the first nine months of 2015 compared to the same period in 2014 due to the 0.08 percentage points decrease in AFG’s net interest spread, the impact of the decline in the stock market on guaranteed withdrawal benefit reserves, and higher general and administrative expenses, partially offset by income from the sale of real estate recorded primarily in the first quarter of 2015.

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

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine months ended September 30,
	2015	2014
Beginning fixed annuity reserves	$23,462	$20,679
Fixed annuity premiums (receipts)	3,001	2,689
Federal Home Loan Bank advances	300	—
Surrenders, benefits and other withdrawals	(1,417)	(1,209)
Interest and other annuity benefit expenses:
Interest credited	394	370
Embedded derivative mark-to-market	(99)	153
Change in other benefit reserves	84	63
Ending fixed annuity reserves	$25,725	$22,745

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$25,725	$22,745
Impact of unrealized investment gains	113	107
Fixed component of variable annuities	188	192
Annuity benefits accumulated per balance sheet	$26,026	$23,044

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $3.03 billion in the first nine months of 2015 compared to $2.73 billion in the first nine months of 2014, an increase of $308 million (11%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Nine months ended September 30,
	2015	2014	% Change
Financial institutions single premium annuities — indexed	$1,279	$1,063	20%
Financial institutions single premium annuities — fixed	157	271	(42%)
Retail single premium annuities — indexed	1,370	1,128	21%
Retail single premium annuities — fixed	52	82	(37%)
Education market — fixed and indexed annuities	143	145	(1%)
Total fixed annuity premiums	3,001	2,689	12%
Variable annuities	32	36	(11%)
Total annuity premiums	$3,033	$2,725	11%

Management attributes the 11% increase in annuity premiums in the first nine months of 2015 compared to the same period in 2014 to the significant rise of interest rates during the second quarter of 2015 from first quarter 2015 lows, allowing AFG to raise the crediting rates on its annuities and become more competitive in its markets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine months ended September 30,
	2015	2014
Earnings on fixed annuity benefits accumulated	$222	$231
Earnings on investments in excess of fixed annuity benefits accumulated (*)	9	11
Variable annuity earnings (loss)	(1)	1
Earnings before income taxes	$230	$243

(*)
Net investment income (as a % of investments) of 4.89% and 5.09% for the nine months ended September 30, 2015 and 2014, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations AFG’s run-off long-term care and life segment incurred GAAP pretax losses of $148 million for the nine months ended September 30, 2015, which includes a $162 million pretax non-core realized loss on the sale of subsidiaries. See Note B — “Acquisitions and Sale of Businesses” to the financial statements. The following table details AFG’s GAAP and core earnings (loss) before income taxes from its run-off long-term care and life operations for the nine months ended September 30, 2015 and 2014 (dollars in millions):

	Nine months ended September 30,
	2015	2014	% Change
Revenues:
Net earned premiums:
Long-term care	$56	$56	—%
Life operations	24	26	(8%)
Net investment income	61	62	(2%)
Other income	3	3	—%
Total revenues	144	147	(2%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	67	84	(20%)
Life operations	29	35	(17%)
Acquisition expenses	12	13	(8%)
Other expenses	22	18	22%
Total costs and expenses	130	150	(13%)
Core earnings (loss) before income taxes	14	(3)	(567%)
Pretax non-core realized loss on subsidiaries	(162)	—	—%
GAAP loss before income taxes	$(148)	$(3)	4,833%

Higher long-term care and life core earnings in the first nine months of 2015 as compared to the first nine months of 2014 reflects improved claims experience, rate increases and lower persistency.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains) totaled $131 million for the first nine months of 2015 compared to $114 million for the first nine months of 2014, an increase of $17 million (15%). AFG’s net core pretax loss outside of its insurance operations (excluding realized gains) totaled $115 million for the first nine months of 2015 compared to $108 million for the first nine months of 2014, an increase of $7 million (6%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations for the nine months ended September 30, 2015 and 2014 (dollars in millions):

	Nine months ended September 30,
	2015	2014	% Change
Revenues:
Net investment income	$1	$3	(67%)
Other income — P&C fees	38	—	—%
Other income	18	25	(28%)
Total revenues	57	28	104%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	10	—	—%
Interest charges on borrowed money	56	50	12%
Other expense — expenses associated with P&C fees	28	—	—%
Other expenses (*)	78	86	(9%)
Total costs and expenses	172	136	26%
Core loss before income taxes, excluding realized gains	(115)	(108)	6%
Pretax non-core special A&E charges	(12)	(6)	100%
Pretax non-core loss on retirement of debt	(4)	—	—%
GAAP loss before income taxes, excluding realized gains	$(131)	$(114)	15%

(*)
Excludes pretax non-core special A&E charges of $12 million and $6 million in the third quarter of 2015 and 2014, respectively, and a pretax non-core loss on retirement of debt of $4 million in the third quarter of 2015. See “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2015 and 2014 for a discussion of these non-core charges.

Holding Company and Other — Net Investment Income
AFG recorded investment income on investments held outside of its insurance operations of $1 million in the first nine months of 2015 compared to $3 million in the first nine months of 2014.

Holding Company and Other — P&C Fees and Related Expenses
Summit, the workers’ compensation insurance business that AFG acquired in April 2014, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first nine months of 2015, AFG collected $38 million in fees for these services. Management views this fee income, net of the $28 million in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results. Beginning with the first quarter of 2015, these fees are shown in other income and the related expenses are shown in other expenses in AFG’s Statement of Earnings.

Holding Company and Other — Other Income
Other income in the table above includes $11 million and $18 million in the first nine months of 2015 and 2014, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The $18 million of management fees in the first nine months of 2014 includes $9 million incentive management fees earned in connection with the liquidation of two CLOs. The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

in consolidation, AFG recorded other income outside of its insurance operations of $7 million in both the first nine months of 2015 and 2014.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $56 million in the first nine months of 2015 compared to $50 million in the first nine months of 2014, an increase of $6 million (12%). This increase reflects the September 2014 issuance of $150 million in 6-1/4% Subordinated Debentures due 2054, partially offset by the favorable impact of the interest rate swap entered into in June 2015.

Holding Company and Other — Special A&E Charges
See “Holding Company and Other — Special A&E Charges” under “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2015 and 2014 for a discussion of the $12 million and $6 million in non-core special A&E charges recorded in the third quarter of 2015 and 2014, respectively.

Holding Company and Other — Loss on Retirement of Debt
See “Holding Company and Other — Loss on retirement of Debt” under “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2015 and 2014 for a discussion of the $4 million loss on retirement of debt recorded in the third quarter of 2015.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges and the non-core loss on retirement of debt, AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $78 million in the first nine months of 2015 compared to $86 million in the first nine months of 2014, a decrease of $8 million (9%).

Consolidated Realized Gains on Securities   AFG’s consolidated realized gains on securities, which are not allocated to segments, were $2 million in the first nine months of 2015 compared to $44 million in the first nine months of 2014, a decrease of $42 million (95%). Realized gains (losses) on securities consisted of the following (in millions):

	Nine months ended September 30,
	2015	2014
Realized gains (losses) before impairments:
Disposals	$81	$55
Change in the fair value of derivatives	(7)	3
Adjustments to annuity deferred policy acquisition costs and related items	(3)	(1)
	71	57
Impairment charges:
Securities	(80)	(16)
Adjustments to annuity deferred policy acquisition costs and related items	11	3
	(69)	(13)
Realized gains on securities	$2	$44

AFG’s impairment charges on securities in the first nine months of 2015 consist of $48 million on equity securities and $32 million on fixed maturities. Approximately $30 million of the charges are for energy related investments, $13 million are for real estate related investments and $7 million for investments in metal mining companies.

Consolidated Realized Gains (Losses) on Subsidiaries   In addition to the $162 million estimated pretax realized loss on the sale of substantially all of AFG’s run-off long-term care insurance business recorded in the first quarter of 2015, AFG recorded a $5 million pretax realized gain in the third quarter of 2015 representing an adjustment to the previously recognized loss on a small property and casualty subsidiary sold several years ago.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $115 million for the first nine months of 2015 compared to $155 million for the first nine months of 2014, a decrease of $40 million (26%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was earnings of $17 million for the first nine months of 2015 compared to a loss of $44 million for the first nine months of 2014. The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Nine months ended September 30,
	2015	2014	% Change
National Interstate	$9	$3	200%
Managed Investment Entities	—	(47)	(100%)
Other	8	—	—%
Earnings (loss) attributable to noncontrolling interests	$17	$(44)	(139%)

The losses of Managed Investment Entities for the first nine months of 2014 represent CLO losses that ultimately inure to holders of the CLO debt. See Note A — “Accounting Policies — Managed Investment Entities” to the financial statements for a discussion of accounting guidance adopted in 2015 that affects the measurement of the fair value of CLO liabilities. Under the new guidance, there are no longer any CLO earnings or losses to be attributed to noncontrolling interests in AFG’s Statement of Earnings.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, which will require debt issuance costs to be presented in the balance sheet as a direct reduction in the carrying value of long-term debt (consistent with the treatment of debt discounts) with the periodic amortization of such costs included in interest expense. AFG currently carries debt issuance costs as a deferred charge ($18 million at September 30, 2015 and included in other assets in AFG’s Balance Sheet) with the periodic amortization ($1 million in the first nine months of 2015) included in other expenses in AFG’s Statement of Earnings. The updated guidance, which AFG will be required to adopt effective January 1, 2016, does not affect the overall recognition and measurement guidance for debt issuance costs. Accordingly, the guidance will have no overall impact on AFG’s Shareholders’ Equity or results of operations.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure about Market Risk
As of September 30, 2015, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2014 Form 10-K.

ITEM 4
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2015 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the third fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first nine months of 2015 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Six Months	1,254,791	$62.02	1,254,791	3,745,209
July	—	—	—	3,745,209
August	233,856	68.67	233,856	3,511,353
September	278,593	68.48	278,593	3,232,760
Total	1,767,240	$63.92	1,767,240

(a)	Represents the remaining shares that may be repurchased under the Plan authorized by AFG’s Board of Directors in December 2014.

In addition, AFG acquired 32,633 shares of its Common Stock (at an average of $62.53 per share) in the first six months of 2015 and 1,162 shares (at $69.42 per share) in September 2015 in connection with its stock incentive plans.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

November 6, 2015	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer