Form 10-K
period 2015-12-31
AMERICAN FINANCIAL GROUP INC
filed 2016-02-26
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015	Commission File No. 1-13653
AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
301 East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange
6-3/8% Senior Notes due June 12, 2042	New York Stock Exchange
5-3/4% Senior Notes due August 25, 2042	New York Stock Exchange
6-1/4% Subordinated Debentures due September 30, 2054	New York Stock Exchange
6% Subordinated Debentures due November 15, 2055	New York Stock Exchange
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
          Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $4.90 billion.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 86,591,708 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2016.
________________________________
Documents Incorporated by Reference:
Proxy Statement for 2016 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof). ______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC.

FORWARD-LOOKING STATEMENTS

The disclosures in this Form 10-K contain certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of words such as “anticipates”, “believes”, “expects”, “projects”, “estimates”, “intends”, “plans”, “seeks”, “could”, “may”, “should”, “will” or the negative version of those words or other comparable terminology. Such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings, investment activities, and the amount and timing of share repurchases; recoverability of asset values; expected losses and the adequacy of reserves for asbestos, environmental pollution and mass tort claims; rate changes; and improved loss experience.
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

•	development of insurance loss reserves and establishment of other reserves, particularly with respect to amounts associated with asbestos and environmental claims;

•	availability of reinsurance and ability of reinsurers to pay their obligations;

•	trends in persistency, mortality and morbidity;

•	competitive pressures;

•	the ability to obtain adequate rates and policy terms; and

•	changes in AFG’s credit ratings or the financial strength ratings assigned by major ratings agencies to AFG’s operating subsidiaries.
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

See Note C — “Segments of Operations” to the financial statements for information on AFG’s assets, revenues and earnings before income taxes by segment.

Property and Casualty Insurance Segment

General

AFG’s property and casualty operations provide a wide range of commercial coverages through over 30 niche insurance businesses that make up the Great American Insurance Group. AFG’s property and casualty insurance operations ultimately report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. Each business is managed by experienced professionals in particular lines or customer groups and operates autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations employed approximately 6,500 people as of December 31, 2015. These operations are conducted through the subsidiaries listed in the following table, which includes independent financial strength ratings and 2015 gross written premiums (in millions) for each major subsidiary. These ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a rating in the “A” category by A.M. Best is important to compete successfully in most lines of business.

	Ratings		Gross Written
	AM Best	S&P	Premiums
Company
Great American Insurance	A+	A+	$3,692
National Interstate	A	not rated	727
Summit (Bridgefield Casualty and Bridgefield Employers)	A	A+	535
Republic Indemnity	A	A+	277
Marketform Lloyd’s Syndicate	A	A+	217
American Empire Surplus Lines	A+	A+	157
Mid-Continent Casualty	A+	A+	144
Other			83
			$5,832

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

AFG’s statutory combined ratio averaged 93.4% for the period 2013 to 2015 as compared to 97.3% for the property and casualty industry over the same period (Source: “A.M. Best’s U.S. Property/Casualty Review & Preview” — February 2016 Edition). AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

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

Property and Casualty Results

Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company’s performance. See Note C — “Segments of Operations” to the financial statements for the reconciliation of AFG’s earnings before income taxes by significant business segment to the Statement of Earnings.

The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2015	2014	2013
Gross written premiums	$5,832	$5,477	$4,805
Ceded reinsurance	(1,505)	(1,457)	(1,464)
Net written premiums	$4,327	$4,020	$3,341

Net earned premiums	$4,224	$3,878	$3,204
Loss and LAE	2,628	2,470	1,986
Special asbestos and environmental (“A&E”) charges	67	24	54
Underwriting expenses	1,304	1,172	1,019
Underwriting gain	$225	$212	$145

GAAP ratios:
Loss and LAE ratio	63.8%	64.3%	63.7%
Underwriting expense ratio	30.9%	30.2%	31.8%
Combined ratio	94.7%	94.5%	95.5%

Statutory ratios:
Loss and LAE ratio	60.9%	63.2%	62.2%
Underwriting expense ratio	31.6%	30.4%	31.9%
Combined ratio	92.5%	93.6%	94.1%

Industry statutory combined ratio (a)
All lines	98.0%	97.4%	96.4%
Commercial lines	98.1%	97.1%	96.7%

(a)	The source of the industry ratios is “A.M. Best’s U.S. Property/Casualty — Review & Preview” (February 2016 Edition).

As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, severe storms, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG’s insurance operations from current accident year catastrophes were $35 million in 2015, $28 million in 2014 and $31 million in 2013 and are included in the table above.

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

Specialty Casualty
Executive and Professional Liability	Markets coverage for directors and officers of businesses and non-profit organizations; errors and omissions; mergers and acquisitions; and provides medical malpractice insurance.
Umbrella and Excess Liability	Provides liability coverage in excess of primary layers.
Excess and Surplus	Provides liability, umbrella and excess coverage for unique, volatile or hard to place risks, using rates and forms that generally do not have to be approved by state insurance regulators.
General Liability	Provides coverage for contractor-related businesses, energy development and production risks, and environmental liability risks.
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

Management believes specialization is the key element to the underwriting success of these business units. These specialty businesses are opportunistic and their premium volume will vary based on prevailing market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets that meet its profitability objectives. For example, in April 2014, AFG acquired Summit Holding Southeast, Inc. and its related companies. Summit, which is a leading provider of workers’ compensation solutions in the southeastern United States, generated $529 million in net written premiums in 2015. Likewise, AFG will withdraw from markets that do not meet its profit objectives or business strategy, such as the withdrawal from certain auto programs over the last few years.

In October of 2015, AFG announced the hiring of a new management team at Marketform with extensive underwriting experience in the Lloyd’s market. The new management is in the process of evaluating Marketform’s operational structure and lines of business with the goal of improving the profitability of these operations.

Premium Distribution

The following table shows the net written premiums by sub-segment for AFG’s property and casualty insurance operations for 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Property and transportation	$1,636	$1,566	$1,547
Specialty casualty	2,052	1,864	1,224
Specialty financial	540	488	486
Other	99	102	84
	$4,327	$4,020	$3,341

The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers for 2015, 2014 and 2013 is shown below. Approximately 5% of AFG’s direct written premiums in 2015 were derived from non U.S.-based insurers, primarily Marketform, a United Kingdom-based Lloyd’s insurer.

	2015	2014	2013		2015	2014	2013
California	14.2%	13.9%	13.8%	Pennsylvania	2.6%	2.6%	2.3%
Florida	9.0%	8.7%	4.3%	Iowa	2.5%	2.5%	3.4%
New York	6.7%	6.6%	6.6%	Kansas	2.5%	2.5%	3.2%
Texas	6.1%	6.2%	6.8%	Michigan	2.5%	2.3%	2.4%
Illinois	5.7%	5.8%	6.8%	New Jersey	2.3%	2.4%	2.3%
Georgia	2.8%	2.8%	2.3%	Indiana	2.0%	1.8%	2.3%
Missouri	2.8%	2.7%	3.1%	Other	35.6%	36.4%	38.0%
North Carolina	2.7%	2.8%	2.4%		100.0%	100.0%	100.0%

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

In addition to traditional reinsurance, AFG has catastrophe coverage through a catastrophe bond structure with Riverfront Re Ltd. that provides coverage up to $95 million (fully collateralized) for catastrophe losses in excess of $119 million per occurrence for the period from April 1, 2014 through December 31, 2016.

In addition to the large line capacity and catastrophe reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 11% of AFG’s total property and casualty reinsurance recoverable (including prepaid reinsurance premiums and net of payables to reinsurers) at December 31, 2015: Hannover Reinsurance Co. Ltd, Munich Reinsurance America, Inc. and Swiss Reinsurance America Corporation. In addition, AFG has a reinsurance recoverable from Ohio Casualty Insurance Company of $159 million related to that company’s purchase of AFG’s commercial lines business in 1998. No other reinsurers exceeded 5% of AFG’s property and casualty reinsurance recoverable.

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

The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions) as of January 1, 2016:

	Retention Maximum	Reinsurance Coverage (a)
Coverage
California Workers’ Compensation	$2	$148
Other Workers’ Compensation	3	37
Commercial Umbrella	7	43
Property — General	5	45
Property — Catastrophe	43	176	(b)

(a)	Reinsurance covers substantial portions of losses in excess of retention. However, in general, losses resulting from terrorism are not covered.

(b)	Includes coverage for $95 million of losses excess of $119 million (per occurrence) provided through the Riverfront Re Ltd. catastrophe bond.

In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation (“FCIC”). The FCIC offers both proportional (or “quota share”) and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 15% to 25% of gross written premiums with the FCIC. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit sharing provision. During both 2015 and 2014, AFG reinsured 52.5% of premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. AFG expects to utilize similar levels of reinsurance in 2016.

The balance sheet caption “recoverables from reinsurers” included approximately $80 million on paid losses and LAE and $2.20 billion on unpaid losses and LAE at December 31, 2015. These amounts are net of allowances of approximately $22 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2015	2014	2013
Reinsurance ceded	$1,505	$1,457	$1,464
Reinsurance ceded, excluding crop	899	891	802
Reinsurance assumed — including involuntary pools and associations	119	90	61

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

The following table presents the development of AFG’s liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2015. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years, as detailed below. The middle line shows a cumulative deficiency (redundancy), which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. See Note O — “Insurance — Property and Casualty Insurance Reserves” to the financial statements for an analysis of changes in AFG’s estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Liability for unpaid losses and loss adjustment expenses:
As originally estimated	$3,619	$3,791	$3,868	$4,154	$3,899	$4,164	$4,282	$4,129	$4,288	$5,645	$5,926
As re-estimated at December 31, 2015	$3,469	$3,394	$3,354	$3,838	$3,716	$4,107	$4,321	$4,201	$4,365	$5,678	N/A
Liability re-estimated:
One year later	98.4%	97.4%	93.6%	95.2%	96.0%	98.3%	99.3%	99.6%	100.1%	100.6%
Two years later	98.8%	92.3%	89.7%	91.6%	94.2%	97.2%	99.3%	100.0%	101.8%
Three years later	95.2%	89.5%	85.8%	90.4%	93.9%	97.0%	99.5%	101.7%
Four years later	93.6%	87.0%	84.5%	90.8%	94.0%	97.0%	100.9%
Five years later	92.1%	86.5%	84.7%	91.1%	93.6%	98.6%
Six years later	92.1%	87.0%	85.2%	90.9%	95.3%
Seven years later	92.8%	87.5%	85.1%	92.4%
Eight years later	93.7%	87.9%	86.7%
Nine years later	94.1%	89.5%
Ten years later	95.9%
Cumulative deficiency (redundancy) (a)	(4.1%)	(10.5%)	(13.3%)	(7.6%)	(4.7%)	(1.4%)	0.9%	1.7%	1.8%	0.6%	N/A
Cumulative paid as of:
One year later	23.5%	22.3%	21.0%	24.0%	21.3%	23.3%	27.7%	27.4%	27.3%	27.9%
Two years later	37.5%	34.8%	32.9%	37.2%	35.9%	38.6%	45.7%	43.7%	45.0%
Three years later	46.9%	43.6%	41.6%	47.0%	47.1%	52.7%	57.0%	56.2%
Four years later	53.6%	49.9%	47.5%	54.5%	57.7%	60.9%	65.2%
Five years later	58.7%	54.2%	52.6%	62.4%	63.5%	67.1%
Six years later	62.1%	58.0%	58.5%	66.4%	68.3%
Seven years later	65.3%	63.2%	61.4%	70.0%
Eight years later	70.3%	65.8%	64.3%
Nine years later	72.5%	68.3%
Ten years later	74.9%
(a) Cumulative deficiency (redundancy):
Special A&E charges	7.8%	7.4%	6.1%	5.4%	5.8%	5.3%	4.1%	3.5%	2.1%	1.2%
Other	(11.9%)	(17.9%)	(19.4%)	(13.0%)	(10.5%)	(6.7%)	(3.2%)	(1.8%)	(0.3%)	(0.6%)
Total	(4.1%)	(10.5%)	(13.3%)	(7.6%)	(4.7%)	(1.4%)	0.9%	1.7%	1.8%	0.6%	N/A

The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
As originally estimated:
Net liability shown above	$3,619	$3,791	$3,868	$4,154	$3,899	$4,164	$4,282	$4,129	$4,288	$5,645	$5,926
Add reinsurance recoverables	2,243	2,309	2,300	2,610	2,513	2,249	2,238	2,716	2,122	2,227	2,201
Gross liability	$5,862	$6,100	$6,168	$6,764	$6,412	$6,413	$6,520	$6,845	$6,410	$7,872	$8,127
As re-estimated at December 31, 2015:
Net liability shown above	$3,469	$3,394	$3,354	$3,838	$3,716	$4,107	$4,321	$4,201	$4,365	$5,678
Add reinsurance recoverables	2,388	2,167	1,916	2,235	1,910	1,909	1,996	2,912	2,152	2,257
Gross liability	$5,857	$5,561	$5,270	$6,073	$5,626	$6,016	$6,317	$7,113	$6,517	$7,935	N/A
Gross cumulative deficiency (redundancy) (a)	(0.1%)	(8.8%)	(14.6%)	(10.2%)	(12.3%)	(6.2%)	(3.1%)	3.9%	1.7%	0.8%	N/A

(a) Gross cumulative deficiency (redundancy):
Special A&E charges	6.3%	6.2%	5.1%	4.5%	4.6%	4.7%	3.8%	3.1%	1.9%	1.1%
Other	(6.4%)	(15.0%)	(19.7%)	(14.7%)	(16.9%)	(10.9%)	(6.9%)	0.8%	(0.2%)	(0.3%)
Total	(0.1%)	(8.8%)	(14.6%)	(10.2%)	(12.3%)	(6.2%)	(3.1%)	3.9%	1.7%	0.8%	N/A

In evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFG’s $67 million special A&E charge related to losses recorded in 2015, but incurred before 2005, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

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

The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2015 are as follows (in millions):

Liability reported on a SAP basis, net of $112 million of retroactive reinsurance	$5,260
Reinsurance recoverables, net of allowance	2,201
Other, including reserves of foreign insurers	666
Liability reported on a GAAP basis	$8,127

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

Management has periodically conducted comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, generally every two years, with an in-depth internal review during the intervening years. Charges resulting from these studies and reviews are included in “Incurred losses and LAE” in the table below. As a result of the 2015 external study, AFG recorded a $67 million pretax special charge in the third quarter of 2015 to increase the property and casualty group’s asbestos reserves by $25 million (net of reinsurance) and its environmental reserves by $42 million (net of reinsurance). As the overall industry exposure to asbestos has matured, the focus of litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years; AFG has seen increased estimates for indemnity and defense compared to prior studies. The increase in property and casualty environmental reserves was attributed primarily to AFG’s increased defense costs and a number of claims where the estimated costs of remediation have increased. There were no newly identified or emerging broad industry trends that were identified in this study. As a result of the in-depth internal review in 2014, AFG recorded a $24 million pretax special charge in the third quarter of 2014 to increase the property and casualty group’s asbestos reserves by $4 million (net of reinsurance) and its environmental reserves by $20 million (net of reinsurance). The increase in environmental reserves was attributed primarily to AFG’s increased defense costs and a number of claims where the estimated costs of remediation have increased. As a result of the 2013 external study, AFG recorded a $54 million pretax special charge in the third quarter of 2013 to increase the property and casualty group’s asbestos reserves by $16 million (net of reinsurance) and its environmental reserves by $38 million (net of reinsurance). The increase in asbestos reserves was driven primarily by slightly higher than expected loss experience, higher defense costs and some increased claim severity. The increase in environmental reserves was attributed primarily to a small number of claims where the estimated costs of remediation have increased. In addition to the third quarter special charge, AFG increased A&E reserves for one claim by $5 million in early 2013 due to fact specific developments.

The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2015	2014	2013
Reserves at beginning of year	$289	$301	$373
Incurred losses and LAE	67	24	59
Paid losses and LAE — two large claims (*)	—	—	(106)
Paid losses and LAE — other	(29)	(36)	(25)
Reserves at end of year, net of reinsurance recoverable	327	289	301
Reinsurance recoverable, net of allowance	99	77	83
Gross reserves at end of year	$426	$366	$384

(*)	Payments (net of reinsurance recoveries) associated with the settlement of the A.P. Green Industries claim and another large claim.

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

Annuity Segment

General

AFG sells traditional fixed and fixed-indexed annuities in the retail, financial institutions and education markets through independent producers and through direct relationships with certain financial institutions. The annuity operations employed approximately 500 people at December 31, 2015. These operations are conducted primarily through the subsidiaries listed in the following table, which includes 2015 statutory annuity premiums (in millions), annuity policies in force and independent ratings.

		Annuity
	Annuity	Policies	Ratings
Company	Premiums	In Force	AM Best	S&P
Great American Life Insurance Company	$3,923	366,000	A	A+
Annuity Investors Life Insurance Company	216	122,000	A	A+

AFG believes that the ratings assigned by independent insurance rating agencies are an important competitive factor because agents, potential policyholders, financial institutions, and school districts often use a company’s rating as an initial screening device in considering annuity products. AFG believes that a rating in the “A” category by A.M. Best is necessary to successfully market tax-deferred annuities to public education employees and other non-profit groups and a rating in the “A” category by at least one rating agency is necessary to successfully compete in its other annuity markets. AFG believes that these entities can successfully compete in these markets with their respective ratings.

Statutory premiums of AFG’s annuity operations the last three years were as follows (in millions):

	Premiums
	2015	2014	2013
Financial institutions single premium annuities — indexed	$1,741	$1,489	$1,102
Financial institutions single premium annuities — fixed	229	332	628
Retail single premium annuities — indexed	1,864	1,533	1,879
Retail single premium annuities — fixed	70	101	165
Education market — fixed and indexed annuities	194	194	207
Total fixed annuity premiums	4,098	3,649	3,981
Variable annuities	42	47	52
Total annuity premiums	$4,140	$3,696	$4,033

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

Annuity contracts are generally classified as either fixed rate (including fixed-indexed) or variable. With a traditional fixed rate annuity, AFG seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to policyholders. AFG accomplishes this by: (i) offering crediting rates that it has the option to change after any initial guarantee period (subject to minimum interest rate and other contractual guarantees); (ii) designing annuity products that encourage persistency; and (iii) maintaining an appropriate matching of assets and liabilities.

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

As an ancillary product in its education market, AFG offers a limited amount of variable annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured. Premiums directed to the underlying investment options maintained in separate accounts are invested in funds managed by various independent investment managers. AFG earns a fee on amounts deposited into separate accounts. Subject to contractual provisions, policyholders may also choose to direct all or a portion of their premiums to various fixed-rate options, in which case AFG earns a spread on amounts deposited.

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

	Year ended December 31,
	2015	2014	2013
Annuity earnings before income taxes — before change in fair value of derivatives related to FIAs and special charge for guaranty fund assessments	$354	$362	$313
Impact of the change in fair value of derivatives related to FIAs (a)	(23)	(34)	15
Special charge for guaranty fund assessments	—	—	(5)
Annuity segment earnings before income taxes	$331	$328	$323

Net spread earned on fixed annuities — before impact of derivatives related to FIAs	1.35%	1.56%	1.52%
Impact of derivatives related to FIAs	(0.09%)	(0.15%)	0.08%
Impact of special charge for guaranty fund assessments	—%	—%	(0.03%)
Net spread earned on fixed annuities	1.26%	1.41%	1.57%

(a)
Fixed-indexed annuities, which represented approximately 60% of annuity benefits accumulated at December 31, 2015, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities (fair value of $1.37 billion at December 31, 2015) and the related call options (fair value of $241 million at December 31, 2015) are considered derivatives that must be marked-to-market through earnings each period. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

Marketing

AFG sells its single premium annuities, excluding financial institution production (discussed below), primarily through a retail network of approximately 60 national marketing organizations (“NMOs”) and managing general agents (“MGAs”) who, in turn, direct nearly 1,400 actively producing agents.

AFG also sells single premium annuities in financial institutions through direct relationships with certain financial institutions and through independent agents and brokers. The table below shows the financial institutions that accounted for AFG’s largest sources of annuity premiums in 2015:

% of Total
Annuity Premiums
Wells Fargo & Company	11.7%
BB&T Corporation	6.0%
The PNC Financial Services Group, Inc.	4.4%
Citizens Financial Group, Inc.	3.9%
LPL Financial	3.8%

In the education market, schools may allow employees to save for retirement through contributions made on a before-tax basis. Federal income taxes are not payable on pretax contributions or earnings until amounts are withdrawn. AFG sells its education market annuities directly through writing agents rather than through NMOs and MGAs.

AFG is licensed to sell its fixed annuity products in all states except New York; it is licensed to sell its variable products in all states except New York and Vermont. At December 31, 2015, AFG had approximately 490,000 annuity policies in force. The states that accounted for 5% or more of AFG’s annuity premiums in 2015 and the comparable preceding years are shown below:

	2015	2014	2013
Florida	9.2%	9.2%	8.9%
California	8.3%	8.5%	7.3%
Pennsylvania	6.6%	6.0%	6.9%
Missouri	6.1%	4.8%	2.7%
Ohio	5.5%	5.7%	6.6%
North Carolina	5.4%	6.2%	5.1%

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

No single insurer dominates the markets in which AFG’s annuity businesses compete. See Item 1A — Risk Factors. Competitors include (i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions. In a broader sense, AFG’s annuity businesses compete for retirement savings with a variety of financial institutions offering a full range of financial services. In the financial institution annuity market, AFG’s annuities compete directly against competitors’ annuities, certificates of deposit and other investment alternatives at the point of sale. In addition, over the last few years, several offshore and/or hedge fund companies have made significant acquisitions of annuity businesses, resulting in annuity groups that are larger in size than AFG’s annuity business.

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

Run-off Long-term Care and Life Segment

AFG ceased new sales of long-term care insurance in January 2010 and sold substantially all of its run-off long-term care business in December 2015. See Note B — “Acquisitions and Sale of Businesses” to the financial statements. Renewal premiums on the remaining policies covering approximately 1,700 lives will be accepted unless those policies lapse. At December 31, 2015, AFG’s long-term care insurance reserves were $34 million, net of reinsurance recoverables and excluding the impact of unrealized gains on securities.

Although AFG no longer actively markets new life insurance products, it continues to service and receive renewal premiums on its in-force block of approximately 126,000 policies and $14.67 billion gross ($3.48 billion net of reinsurance) of life insurance in force at December 31, 2015. Renewal premiums, net of reinsurance, were $28 million in 2015, $30 million in 2014 and $33 million in 2013. At December 31, 2015, AFG’s life insurance reserves were $320 million, net of reinsurance recoverables.

Other Operations

Through subsidiaries, AFG is engaged in a variety of other operations, including commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), Whitefield, New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina), Palm Beach (Sailfish Marina and Resort), greater Chicago (KeyLime Cove Indoor Waterpark Resort) and apartments in Pittsburgh. These operations employed approximately 400 full-time employees at December 31, 2015.

Investment Portfolio

General

A summary of AFG’s fixed maturities and equity securities is shown in Note E to the financial statements. For additional information on AFG’s investments, see Item 7 — Management’s Discussion and Analysis — “Investments.” Portfolio yields are shown below.

	2015	2014	2013
Yield on Fixed Maturities (a):
Excluding realized gains and losses	4.7%	4.9%	5.2%
Including realized gains and losses	4.6%	5.0%	5.3%

Yield on Equity Securities (a):
Excluding realized gains and losses	5.4%	5.4%	5.5%
Including realized gains and losses	5.4%	7.7%	26.4%

(a)	Based on amortized cost; excludes effects of changes in unrealized gains and losses. Realized losses include impairment charges.

The table below compares total returns, which include changes in fair value, on AFG’s fixed maturities and equity securities to comparable public indices. While there are no directly comparable indices to AFG’s portfolio, the two shown below are widely used benchmarks in the financial services industry.

	2015	2014	2013
Total return on AFG’s fixed maturities	1.5%	6.9%	1.3%
Barclays Capital U.S. Universal Bond Index	0.4%	5.6%	(1.3%)

Total return on AFG’s equity securities	(3.4%)	8.7%	27.1%
Standard & Poor’s 500 Index	1.4%	13.7%	32.4%

Fixed Maturity Investments

AFG’s bond portfolio is invested primarily in taxable bonds. The following table shows AFG’s available for sale fixed maturity investments by Standard & Poor’s Corporation or comparable rating as of December 31, 2015 (dollars in millions).

	Amortized	Fair Value
	Cost	Amount	%
S&P or comparable rating
AAA, AA, A	$20,870	$21,365	66%
BBB	7,449	7,478	23%
Total investment grade	28,319	28,843	89%
BB	786	761	3%
B	438	417	1%
CCC, CC, C	813	917	3%
D	372	447	1%
Total non-investment grade	2,409	2,542	8%
Not rated	837	899	3%
Total	$31,565	$32,284	100%

The National Association of Insurance Commissioners (“NAIC”) has retained third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities (“MBS”) based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. Approximately 18% of AFG’s fixed maturity investments are MBS. At December 31, 2015, 97% (based on statutory carrying value of $31.58 billion) of AFG’s fixed maturity investments held by its insurance companies had an NAIC designation of 1 or 2 (the highest of the six designations).

Equity Investments

At December 31, 2015, AFG held common and perpetual preferred stocks classified as available for sale with a fair value of $1.55 billion.

Regulation

AFG’s insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2016 from its insurance subsidiaries without seeking regulatory clearance is approximately $809 million.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), among other things, established a Federal Insurance Office (“FIO”) within the U.S. Treasury. Under this law, regulations will need to be created for the FIO to carry out its mandate to focus on systemic risk oversight. The FIO has gathered information regarding the insurance industry and submitted a report to Congress in December 2013. The report concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. We cannot predict the extent to which the report’s recommendations might result in changes to the current state-based system of insurance industry regulation or ultimately impact AFG’s operations.

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

The highly volatile debt and equity markets, lack of liquidity, widening credit spreads and the collapse of several financial institutions during 2008 and early 2009 resulted in significant realized and unrealized losses in AFG’s investment portfolio. Although global economic conditions and financial markets have improved, there is continued uncertainty regarding the duration and strength of the economic recovery, particularly slowing growth in China and the ongoing turmoil in parts of Europe. Economic growth in the U.S. and internationally may not continue or may be slow for an extended period of time. In addition, continued low oil prices or other developments may put additional strain on the economy. See Item 7A — Quantitative and Qualitative Disclosures about Market Risk — “Fixed Maturity Portfolio.” At December 31, 2015, AFG’s net unrealized gain on fixed maturity investments was $719 million consisting of gross gains of $1.09 billion and gross losses of $374 million. Although AFG intends to hold its investments with unrealized losses until they recover in value, its intent may change for a variety of reasons as discussed in Item 7 — Management’s Discussion and Analysis — “Investments.” A change in AFG’s ability or intent with regard to a security in an unrealized loss position would result in the recognition of a realized loss.

AFG’s investment performance could also be adversely impacted by the types of investments, industry groups and/or individual securities in which it invests. As of December 31, 2015, 86% of AFG’s investment portfolio was invested in fixed maturity securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

MBS represented about 18% of AFG’s fixed maturity securities at December 31, 2015. AFG’s MBS portfolio will continue to be impacted by general economic conditions, including unemployment levels, real estate values and other factors that could negatively affect the creditworthiness of borrowers. MBS in which the underlying collateral is subprime mortgages represented 2% of AFG’s total fixed maturity portfolio at December 31, 2015; MBS in which the underlying collateral is Alt-A mortgages (risk profile between prime and subprime) represented 3%. See Item 7A — Quantitative and Qualitative Disclosures about Market Risk — “Fixed Maturity Portfolio.”

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

Investment returns are an important part of AFG’s overall profitability. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact AFG’s profitability, financial condition or cash flows. Although equity securities only represent 5% of AFG’s investment portfolio, these investments are carried at fair value for statutory accounting purposes. Accordingly, market price volatility has an immediate impact on statutory capital and adverse changes in the equity markets could impact the ability of AFG’s insurance subsidiaries to pay dividends to AFG.

In addition, should economic conditions deteriorate, it could have a material adverse effect on AFG’s insureds and reinsurers. However, the impact that this would have on AFG’s business cannot be predicted.

Changes in interest rates could adversely affect AFG’s profitability.

Recent periods have been characterized by low interest rates as compared to historical levels. If a low interest rate environment persists, the investment of new premium dollars as well as the reinvestment of proceeds from the maturity and redemption of existing securities at the lower yields available in the current financial markets may slow investment income growth and/or reduce investment income earned by AFG’s insurance operations.

The profitability of AFG’s annuity business is largely dependent on spread (the difference between what it earns on its investments and the crediting rate it pays on its annuity contracts plus expenses incurred). Most of AFG’s annuity products have guaranteed minimum crediting rates (ranging from 4% down to currently 1% on new business). Although AFG could reduce the average crediting rate on approximately $20 billion of traditional fixed and fixed-indexed deferred annuities without guaranteed withdrawal benefits by approximately 72 basis points (as of December 31, 2015, on a weighted average basis), during periods of falling interest rates, AFG may not be able to fully offset the decline in investment earnings with lower crediting rates. During periods of rising rates, there may be competitive pressure to increase crediting rates to avoid a decline in sales or increased surrenders, thus resulting in lower spreads. In addition, an increase in surrenders could require the sale of investments at a time when the prices of those assets are lower due to the increase in market rates, which may result in realized investment losses.

Intense competition could adversely affect AFG’s profitability.

The property and casualty insurance segment operates in a highly competitive industry that is affected by many factors that can cause significant fluctuations in its results of operations. The trend of AFG’s underwriting results typically follows that of the industry and a prolonged downcycle could adversely affect AFG’s results of operations. The businesses in this segment compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. In addition, certain foreign insurers can write business in the U.S. on a tax-advantaged basis and therefore hold a competitive advantage over AFG. AFG also competes with self-insurance plans, captive programs and risk retention groups. Peer companies and competitors in some or all of AFG’s specialty lines include the following companies and/or their subsidiaries: Alleghany Corp., American International Group Inc., American National Insurance Company, AmTrust Financial Services, Inc., Arch Capital Group Ltd., Baldwin & Lyons, Inc., Chubb Ltd., Cincinnati Financial Corp., CNA Financial Corp., Fairfax Financial Holdings Ltd. (Zenith

National), The Hartford Financial Services Group, Inc., Ironshore Insurance Ltd., Lancer Insurance Company, Liberty Mutual, Markel Corp., Munich Re Group (American Modern Insurance), RLI Corp., The Travelers Companies Inc., Tokio Marine Holdings, Inc. (HCC Insurance, Philadelphia Consolidated), W.R. Berkley Corp., XL Group Plc and Zurich Financial Services Group.

AFG’s annuity segment competes with individual insurers and insurance groups, mutual funds and other financial institutions. Competitors include the following companies and/or their subsidiaries: Allianz Life Insurance Company of North America, American Equity Investment Life Holding Company (Eagle Life Insurance Company), American International Group Inc., Apollo Global Management (Aviva Life and Annuity Company and Athene), Global Atlantic Financial Group Ltd. (Forethought Life Insurance Company), Lincoln National Corp., MetLife, Inc., Nationwide Mutual Insurance Company, Pacific Life Insurance Company, Symetra Financial Corp. and Voya Financial. Financial institutions annuity premiums represented almost half of AFG’s annuity premiums in 2015 and have been a key driver in the growth of AFG’s annuity business since 2009. In 2015, two large financial institutions accounted for 37% of AFG’s total sales through financial institutions. Although AFG has been able to add several new financial institutions in the last few years, the failure to replace these financial institutions if they significantly reduce sales of AFG annuities could reduce AFG’s future growth and profitability. In the financial institutions annuity market, AFG competes directly against competitors’ annuities, certificates of deposit and other investment alternatives at the point of sale.

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

AFG relies on the use of reinsurance to limit the amount of risk it retains. The following amounts of gross property and casualty premiums have been ceded to other insurers: 2015 — $1.51 billion (26%), 2014 — $1.46 billion (27%) and 2013 — $1.46 billion (30%). The availability and cost of reinsurance are subject to prevailing market conditions, which are beyond AFG’s control and which may affect AFG’s level of business and profitability. Outside of its property and casualty operations, AFG also has reinsurance recoverables totaling $355 million, nearly 90% of which related to the run-off life business. These recoverables include $184 million from Hannover Life Reassurance Company of America (rated A+ by A.M. Best). AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds if any reinsurer is unable to meet its obligations under agreements covering the reinsurance ceded.

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

As a participant in the federal crop insurance program, AFG could also be impacted by regulatory and legislative developments affecting that program. For example, the generally applicable levels of reinsurance support that the federal government provides to authorized carriers could be reduced by future legislation. AFG will continue to monitor new and changing federal regulations and their potential impact, if any, on its insurance company subsidiaries.

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

The Terrorism Risk Insurance Program Reauthorization Act of 2015 extends the Federal Terrorism Risk Insurance Program, which provides for a system of shared public and private responsibility for certain insured losses resulting from defined acts of terrorism. AFG did not incur any losses due to “acts of terrorism” in 2015, 2014 or 2013. In 2016, AFG would have to sustain terrorism losses of approximately $625 million to be eligible for reinsurance under the program, which also has a total industry cap of $100 billion. The program will expire at the end of 2020. If Congress eliminates or modifies the program, such action could adversely affect AFG’s property and casualty business through increased exposure to a catastrophic level of terrorism losses.

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

AFG recorded current accident year catastrophe losses of $35 million in 2015 (primarily from winter storms in the first quarter, multiple storms in the midwestern and central United States in the second and third quarters and flooding in the midwestern United States in the fourth quarter), $28 million in 2014 (primarily from winter storms in the month of January and multiple storms in the midwestern and central United States in the second quarter) and $31 million in 2013 (primarily from spring storms in the southeastern United States). Catastrophes (some of which are seasonal) can be caused by natural events such as hurricanes, windstorms, severe storms, tornadoes, floods, hailstorms, severe winter weather, earthquakes, explosions and fire, and by man-made events, such as terrorist attacks and riots. While not considered a catastrophe by industry standards, droughts can have a significant adverse impact on AFG’s crop insurance results. The extent of losses from a catastrophe is a function of the amount of insured exposure in the area affected by the event and the severity of the event. In addition, certain catastrophes could result in both property and non-property claims from the same event. A severe catastrophe or a series of catastrophes could result in losses exceeding AFG’s reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. There is no assurance that this facility will be renewed. In addition, AFG’s access to funds through this facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under AFG’s bank credit line or any other parent company short-term borrowing arrangements during 2015.

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

Carl H. Lindner III and S. Craig Lindner are each Co-Chief Executive Officers and Directors of AFG. Together, Carl H. Lindner III and S. Craig Lindner beneficially own 13.8% of AFG’s outstanding Common Stock as of February 1, 2016. As a result, certain members of the Lindner family have the ability to exercise significant influence over AFG’s management, including over matters requiring shareholder approval.

The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.

The price of AFG’s Common Stock, which is listed on the NYSE, constantly changes. During 2015, AFG’s Common Stock traded at prices ranging between $57.50 and $75.68. AFG’s Common Stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include but are not limited to:

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

ITEM 2

Properties

Subsidiaries of AFG own several buildings in downtown Cincinnati. AFG and its affiliates occupy approximately half of the aggregate 675,000 square feet of commercial and office space in these buildings.

AFG and its insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including the Company’s home offices in Cincinnati. National Interstate occupies approximately 87% of the 164,000 square feet of rentable office space on 17.5 acres of land that it owns in Richfield, Ohio. See Item 1 — Business — “Other Operations” for a discussion of AFG’s other commercial real estate operations.

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

PART II
ITEM 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
AFG Common Stock is listed and traded on the New York Stock Exchange under the symbol AFG. The information presented in the table below represents the high and low sales prices per share reported on the NYSE Composite Tape.

	2015		2014
	High	Low	High	Low
First Quarter	$65.51	$57.50	$58.26	$52.89
Second Quarter	66.72	62.98	60.00	55.49
Third Quarter	73.65	65.43	60.64	55.57
Fourth Quarter	75.68	67.39	62.55	54.63

There were approximately 5,700 shareholders of record of AFG Common Stock at February 1, 2016. AFG declared and paid regular quarterly dividends of $0.25 per share in January, April and July 2015. In August 2015, AFG increased its quarterly dividend to $0.28 per share and declared and paid its first dividend at that rate in October 2015. In 2014, AFG declared and paid regular quarterly dividends of $0.22 per share in January, April and July and $0.25 per share in October. In December 2015 and 2014, AFG declared and paid additional special cash dividends of $1.00 per share of AFG Common Stock. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2015 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Nine Months	1,767,240	$63.92	1,767,240	3,232,760
Fourth Quarter:
October	22,500	68.24	22,500	3,210,260
November	—	—	—	3,210,260
December	165,446	70.46	165,446	3,044,814
Total	1,955,186	$64.52	1,955,186

(a)
Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in December 2014. In February 2016, AFG’s Board of Directors authorized the repurchase of three million additional shares.

In addition, AFG acquired 33,795 shares of its Common Stock (at an average of $62.77 per share) in the first nine months of 2015, 900 shares (at $73.11 per share) in November 2015 and 11,070 shares (at an average of $72.65 per share) in December 2015 in connection with its stock incentive plans.

ITEM 6

Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).

	2015	2014	2013	2012	2011
Earnings Statement Data:
Total revenues	$6,145	$5,733	$5,103	$4,982	$4,642
Earnings before income taxes	565	626	689	537	558
Net earnings, including noncontrolling interests	370	406	453	402	319
Less: Net earnings (loss) attributable to noncontrolling interests	18	(46)	(18)	(86)	(23)
Net earnings attributable to shareholders	352	452	471	488	342

Earnings attributable to shareholders per Common Share:
Basic	$4.02	$5.07	$5.27	$5.18	$3.37
Diluted	3.94	4.97	5.16	5.09	3.32

Cash dividends paid per share of Common Stock (a)	$2.03	$1.91	$1.805	$0.97	$0.6625
Ratio of earnings to fixed charges including annuity benefits (b)	1.66	1.90	2.15	1.98	1.95

Balance Sheet Data:
Cash and investments	$37,736	$36,210	$31,313	$28,449	$25,577
Total assets	49,859	47,535	42,087	39,171	35,838
Property and casualty insurance reserves:
Unpaid losses and loss adjustment expenses	8,127	7,872	6,410	6,845	6,520
Unearned premiums	2,060	1,956	1,757	1,651	1,484
Annuity benefits accumulated	26,622	23,764	20,944	17,609	15,420
Life, accident and health reserves	705	2,175	2,008	2,059	1,727
Long-term debt	1,020	1,061	913	953	934
Shareholders’ equity	4,592	4,879	4,599	4,578	4,411
Less:
Net unrealized gain on fixed maturities (c)	278	604	441	719	459
Appropriated retained earnings	—	(2)	49	75	173
Adjusted shareholders’ equity (d)	4,314	4,277	4,109	3,784	3,779

Book value per share	$52.50	$55.62	$51.38	$51.45	$45.08
Adjusted book value per share (d)	49.33	48.76	45.90	42.52	38.63

(a)	Includes special cash dividends of $1.00 per share paid in December 2015, 2014 and 2013 and $0.25 per share paid in December 2012.

(b)
Fixed charges are computed on a “total enterprise” basis. For purposes of calculating the ratios, “earnings” have been computed by adding to pretax earnings the fixed charges and the noncontrolling interests in earnings of subsidiaries having fixed charges and the undistributed equity in earnings or losses of investees. Fixed charges include interest (including annuity benefits as indicated), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor. The ratio of earnings to fixed charges excluding annuity benefits was 6.58, 7.95, 8.86, 7.16 and 6.59 for 2015, 2014, 2013, 2012 and 2011, respectively. Although the ratio of earnings to fixed charges excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, some investors and lenders may not consider interest credited to annuity policyholders’ accounts a borrowing cost for an insurance company, and accordingly, believe this ratio is meaningful.

(c)
The net unrealized gain on fixed maturities is a component of accumulated other comprehensive income and is shown net of related adjustments to deferred policy acquisition costs and certain liabilities in the annuity, long-term care and life businesses.

(d)
Adjusted shareholders’ equity and adjusted book value per share exclude appropriated retained earnings and net unrealized gains related to fixed maturity securities. Management believes that investors find a measurement of shareholders’ equity excluding these items to be meaningful as (i) the unrealized gain on fixed maturities fluctuates with changes in interest rates in a way that is primarily only meaningful to AFG if it sells those investments and (ii) appropriated retained earnings represents amounts that will ultimately inure to the debt holders of the collateralized loan obligations managed by AFG (see Note A — “Accounting Policies — Managed Investment Entities” to the financial statements).

ITEM 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
General	23	Results of Operations — Fourth Quarter	48
Overview	23	Segmented Statement of Earnings	48
Critical Accounting Policies	24	Property and Casualty Insurance	49
Liquidity and Capital Resources	24	Annuity	58
Ratios	24	Run-off Long-Term Care and Life	64
Condensed Consolidated Cash Flows	25	Holding Company, Other and Unallocated	64
Parent and Subsidiary Liquidity	26	Results of Operations — Full Year	68
Condensed Parent Only Cash Flows	28	Segmented Statement of Earnings	68
Contractual Obligations	29	Property and Casualty Insurance	70
Off-Balance Sheet Arrangements	29	Annuity	80
Investments	29	Run-off Long-Term Care and Life	88
Uncertainties	34	Holding Company, Other and Unallocated	89
Managed Investment Entities	41	Recent and Pending Accounting Standards	91
Results of Operations	46
General	46

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

At December 31, 2015, AFG (parent) held approximately $252 million in cash and securities and had $500 million available under a bank line of credit expiring in December 2016.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses and in the sale of fixed and fixed-indexed annuities in the retail, financial institutions and education markets.

Fourth quarter 2015 net earnings attributable to AFG’s shareholders were $129 million ($1.45 per share, diluted) compared to $127 million ($1.41 per share) in the fourth quarter of 2014, reflecting:

•	higher underwriting profit in the property and casualty insurance segment,

•	higher net operating earnings in the annuity segment,

•	improved core net operating results in the run-off long-term care and life segment,

•	the fourth quarter 2015 gain on the sale of an apartment property,

•	the fourth quarter loss reported upon closing of the sale of the long-term care business, and

•	realized losses on securities in the fourth quarter of 2015 compared to realized gains in the fourth quarter of 2014.

Full year 2015 net earnings attributable to AFG’s shareholders were $352 million ($3.94 per share, diluted) compared to $452 million ($4.97 per share) in 2014, reflecting:

•	higher core underwriting profit and net investment income in the property and casualty insurance segment,

•	higher special A&E charges recorded in 2015 compared to 2014,

•	improved core net operating earnings in the run-off long-term care and life segment,

•	the fourth quarter 2015 gain on the sale of an apartment property,

•	the second quarter 2015 gain on the sale of Le Pavillon Hotel,

•	the loss on the sale of substantially all of AFG’s run-off long-term care business, and

•	realized losses on securities in 2015 compared to realized gains in 2014.

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

	December 31,
	2015	2014
Long-term debt	$1,020	$1,061
Total capital	5,512	5,513
Ratio of debt to total capital:
Including subordinated debt and debt secured by real estate	18.5%	19.2%
Excluding subordinated debt and debt secured by real estate	13.1%	15.6%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.66 for the year ended December 31, 2015. Excluding annuity benefits, this ratio was 6.58. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

The NAIC’s model law for risk based capital (“RBC”) applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2015, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements.

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

	Year ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$1,357	$1,222	$760
Net cash used in investing activities	(4,577)	(3,619)	(2,915)
Net cash provided by financing activities	3,097	2,101	2,089
Net change in cash and cash equivalents	$(123)	$(296)	$(66)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Net cash provided by operating activities was $1.36 billion, $1.22 billion and $760 million in 2015, 2014 and 2013, respectively.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $4.58 billion in 2015 compared to $3.62 billion in 2014, an increase of $958 million. The $537 million increase in net cash flows from annuity policyholders in 2015 as compared to 2014 (discussed below under net cash provided by financing activities) increased the amount of cash available for investment in 2015 compared to 2014. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments (collateralized loan obligations), which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $675 million use of cash in 2015 compared to a $275 million use of cash in 2014, accounting for a $400 million increase in net cash used in investing activities in 2015 compared to 2014. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net cash used in investing activities was $3.62 billion in 2014 compared to $2.92 billion in 2013, an increase of $704 million. Net investment activity in the managed investment entities was a $275 million use of cash in 2014 compared to a $478 million source of cash in 2013, accounting for a $753 million increase in net cash used in investing activities in 2014 compared to 2013.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $3.10 billion in 2015 compared to $2.10 billion in 2014, an increase of $996 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $2.50 billion in 2015 compared to $1.97 billion in 2014, resulting in a $537 million increase in net cash provided by financing activities. Redemptions of long-term debt resulted in a $192 million use of cash in 2015. AFG issued $150 million of 6% Subordinated Debentures in 2015 and $150 million of 6-1/4% Subordinated Debentures in 2014, the net proceeds of each issuance contributed $145 million to net cash provided by financing activities in those years. During 2015, AFG repurchased 2.0 million shares of its Common Stock for $126 million compared to 3.3 million shares repurchased in 2014 for $191 million, which accounted for a $65 million increase in net cash provided by financing activities in 2015 compared to 2014. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $890 million in 2015 while issuances of managed investment entity liabilities exceeded retirements by $306 million in 2014, accounting for a $584 million increase in net cash provided by financing activities in 2015 compared to 2014. See Managed Investment Entities in Note A — “Accounting Policies” and Note H — “Managed Investment Entities” to the financial statements.

Net cash provided by financing activities was $2.10 billion in 2014 compared to $2.09 billion in 2013, an increase of $12 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.97 billion in 2014 compared to $2.68 billion in 2013, resulting in a $711 million decrease in net cash provided by financing activities. During 2014, AFG repurchased 3.3 million shares of its Common Stock for $191 million compared to 1.4 million shares repurchased in 2013 for $70 million, which accounted for a $121 million decrease in net cash provided by financing activities in 2014 compared to 2013. AFG issued $150 million of 6-1/4% Subordinated Debentures in 2014, the net proceeds of which contributed $145 million to net cash provided by financing activities. Issuances of managed investment entity liabilities exceeded retirements by $306 million in 2014 while retirements of managed investment entity liabilities exceeded issuances by $368 million in 2013, accounting for a $674 million increase in net cash provided by financing activities in 2014 compared to 2013.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2015.

In November 2015, AFG issued $150 million of 6% Subordinated Debentures due 2055. AFG intends to use the net proceeds from the offering for general corporate purposes, which may include repurchases of outstanding common stock. In September 2015, AFG redeemed its $132 million of 7% Senior Notes due 2050 at par using cash on hand at the parent company.

During 2015, AFG repurchased 2.0 million shares of its Common Stock for $126 million. In December 2015, AFG paid a special cash dividend of $1.00 per share of AFG Common Stock totaling approximately $88 million. In January 2016, AFG repurchased 951,394 additional shares of its Common Stock for $64 million.

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. At December 31, 2015, GALIC had $785 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.02% to 0.49% over LIBOR (average rate of 0.58% at December 31, 2015). While these advances must be repaid between 2016 and 2020, GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities for the purpose of earning a spread over the interest payments due to the FHLB. At December 31, 2015, GALIC estimated that it had additional borrowing capacity of approximately $750 million from the FHLB.

National Interstate Corporation (“NATL”), a 51%-owned property and casualty insurance subsidiary, can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. There was $12 million borrowed under this agreement at December 31, 2015, bearing interest at 1.40% (six-month LIBOR plus 0.875%). The maximum outstanding balance in 2015 was $12 million.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At December 31, 2015, AFG could reduce the average crediting rate on approximately $20 billion of traditional fixed and fixed-indexed deferred annuities without guaranteed withdrawal benefits by approximately 72 basis points (on a weighted average basis). Annuity policies are subject to Guaranteed Minimum Interest Rates (“GMIRs”) at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	at December 31,
GMIR	2015	2014
1 — 1.99%	67%	59%
2 — 2.99%	7%	9%
3 — 3.99%	14%	18%
4.00% and above	12%	14%

Annuity benefits accumulated (in millions)	$26,622	$23,764

For statutory accounting purposes, equity securities of non-affiliates and equity call options used in the fixed-indexed annuity business are generally carried at fair value. At December 31, 2015, AFG’s insurance companies owned publicly traded equity securities with a fair value of $1.67 billion and equity call options with a fair value of $241 million. In addition, GAI’s investment in NATL common stock had a fair value of $272 million and a statutory carrying value of $217 million at December 31, 2015. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.

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

Condensed Parent Only Cash Flows   AFG’s parent holding company only condensed cash flows from operating, investing and financing activities are shown below (in millions):

	Year ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$162	$372	$428
Net cash used in investing activities	(33)	(432)	(4)
Net cash used in financing activities	(232)	(171)	(180)
Net change in cash and cash equivalents	$(103)	$(231)	$244

Parent Net Cash Provided by Operating Activities   Parent holding company cash flows from operating activities consist primarily of dividends and tax payments received from AFG’s insurance subsidiaries, reduced by tax payments to the IRS and holding company interest and other expenses. Parent holding company net cash provided by operating activities was $162 million in 2015 compared to $372 million in 2014 and $428 million in 2013. Lower dividends from subsidiaries received in 2015 as compared to 2014 and 2014 as compared to 2013 were the primary driver of the $210 million decrease in net cash provided by operating activities in 2015 compared to 2014 and the $56 million decrease in net cash provided by operating activities in 2014 compared to 2013.

Parent Net Cash Used in Investing Activities   Parent holding company investing activities consist of capital contributions to and returns of capital from subsidiaries and, to a much lesser extent, parent company investment activity. Parent holding company net cash used in investing activities was $33 million in 2015 compared to $432 million in 2014 and $4 million in 2013. The $33 million in net cash used in investing activities in 2015 and the $4 million in 2013 are significantly lower than the $432 million in net cash used in investing activities in 2014 due primarily to capital contributions made to a subsidiary to fund the $399 million investment in Summit in 2014.

Parent Net Cash Used in Financing Activities   Parent company financing activities consist primarily of repurchases of AFG Common Stock, dividends to shareholders, the issuance and retirement of long-term debt and, to a lesser extent, proceeds from employee stock option exercises. Significant long-term debt and common stock transactions are discussed above under “Parent Holding Company Liquidity.” Parent holding company net cash used in financing activities was $232 million in 2015 compared to $171 million in 2014 and $180 million in 2013. The $61 million increase in net cash used in financing activities in 2015 as compared to 2014 reflects the 2015 redemption of $132 million of 7% Senior Notes due 2050, partially offset by a $65 million decrease in common stock repurchases. The $9 million decrease in net cash used in financing activities in 2014 as compared to 2013 reflects net proceeds of $145 million received in 2014 from the issuance of 6-1/4% Subordinated Debentures due in 2054, partially offset by a $121 million increase in common stock repurchases.

Contractual Obligations   The following table shows an estimate (based on historical patterns and expected trends) of payments to be made for insurance reserve liabilities, as well as scheduled payments for major contractual obligations (in millions).

	Total	Within One Year	2-3 Years	4-5 Years	More than 5 Years
Annuities (a)	$32,280	$2,070	$5,090	$5,852	$19,268
Life, accident and health liabilities (a)	1,503	124	239	201	939
Property and casualty unpaid losses and loss adjustment expenses (b)	8,127	2,000	2,000	900	3,227
Long-term debt, including interest	2,445	75	162	448	1,760
Operating leases	403	64	112	79	148
Total	$44,758	$4,333	$7,603	$7,480	$25,342

(a)
Amounts presented in the table represent estimated cash payments under such contracts, based on significant assumptions related to mortality, morbidity, lapse, renewal, retirement and annuitization. These assumptions also include interest and index crediting consistent with assumptions used to amortize DPAC and assess loss recognition. All estimated cash payments are undiscounted for the time value of money. As a result, total outflows for all years exceed the corresponding liabilities of $26.62 billion for annuity benefits accumulated and $705 million for life, accident and health reserves included in AFG’s Balance Sheet as of December 31, 2015. Based on the same assumptions, AFG projects reinsurance recoveries related to life, accident and health reserves totaling $851 million as follows: Within 1 year — $86 million; 2-3 years — $146 million; 4-5 years — $121 million; and thereafter — $498 million. Actual payments and their timing could differ significantly from these estimates.

(b)
Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $2.20 billion as follows: Within 1 year — $500 million; 2-3 years — $500 million; 4-5 years — $200 million; and thereafter — $1.00 billion. Actual payments and their timing could differ significantly from these estimates.

AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2015.

Off-Balance Sheet Arrangements   See Note P — “Additional Information — Financial Instruments — Unfunded Commitments” to the financial statements.

Investments   AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG’s investment portfolio at December 31, 2015, contained $32.28 billion in fixed maturity securities and $1.55 billion in equity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $254 million in fixed maturities and $166 million in equity securities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

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

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2015, the average life of AFG’s fixed maturities was about 6-1/2 years.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For mortgage-backed securities (“MBS”), which comprise approximately 18% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 80% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31, 2015 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$32,538
Percentage impact on fair value of 100 bps increase in interest rates	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,627)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	700
Estimated pretax impact on accumulated other comprehensive income	(927)
Deferred income tax	325
Noncontrolling interests	13
Estimated after-tax impact on accumulated other comprehensive income	$(589)

Approximately 89% of the fixed maturities held by AFG at December 31, 2015, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at December 31, 2015, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 4-1/2 years and 3 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$260	$269	103%	$9	100%
Non-agency prime	1,489	1,651	111%	162	39%
Alt-A	794	872	110%	78	18%
Subprime	698	742	106%	44	20%
Commercial	2,112	2,188	104%	76	100%
	$5,353	$5,722	107%	$369	59%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2015, 97% (based on statutory carrying value of $5.28 billion) of AFG’s MBS securities had an NAIC designation of 1.

Municipal bonds represented approximately 21% of AFG’s fixed maturity portfolio at December 31, 2015. AFG’s municipal bond portfolio is high quality, with 98% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2015, approximately 75% of the municipal bond portfolio was held in revenue bonds, with the remaining 25% held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2015, is shown in the following table (dollars in millions). Approximately $559 million of available for sale fixed maturity securities and $99 million of available for sale equity securities had no unrealized gains or losses at December 31, 2015.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$21,380	$10,345
Amortized cost of securities	$20,287	$10,719
Gross unrealized gain (loss)	$1,093	$(374)
Fair value as % of amortized cost	105%	97%
Number of security positions	3,740	1,284
Number individually exceeding $2 million gain or loss	49	30
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$385	$(16)
States and municipalities	249	(35)
Banks, savings and credit institutions	84	(25)
Gas and electric services	62	(37)
Asset-backed securities	25	(52)
Oil and gas extraction	6	(55)
Metal mining	3	(34)
Percentage rated investment grade	89%	91%

Available for Sale Equity Securities
Fair value of securities	$832	$622
Cost of securities	$663	$707
Gross unrealized gain (loss)	$169	$(85)
Fair value as % of cost	125%	88%
Number of security positions	146	82
Number individually exceeding $2 million gain or loss	24	12

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2015, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	1%
After one year through five years	22%	7%
After five years through ten years	32%	41%
After ten years	13%	14%
	71%	63%
Asset-backed securities (average life of approximately 5 years)	7%	30%
Mortgage-backed securities (average life of approximately 4 years)	22%	7%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at December 31, 2015
Securities with unrealized gains:
Exceeding $500,000 (653 securities)	$7,888	$675	109%
$500,000 or less (3,087 securities)	13,492	418	103%
	$21,380	$1,093	105%
Securities with unrealized losses:
Exceeding $500,000 (167 securities)	$2,228	$(241)	90%
$500,000 or less (1,117 securities)	8,117	(133)	98%
	$10,345	$(374)	97%

The following table (dollars in millions) summarizes the unrealized loss for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at December 31, 2015
Investment grade fixed maturities with losses for:
Less than one year (972 securities)	$8,724	$(254)	97%
One year or longer (121 securities)	670	(34)	95%
	$9,394	$(288)	97%
Non-investment grade fixed maturities with losses for:
Less than one year (122 securities)	$707	$(58)	92%
One year or longer (69 securities)	244	(28)	90%
	$951	$(86)	92%
Common equity securities with losses for:
Less than one year (63 securities)	$509	$(79)	87%
One year or longer (none)	—	—	—%
	$509	$(79)	87%
Perpetual preferred equity securities with losses for:
Less than one year (16 securities)	$91	$(3)	97%
One year or longer (3 securities)	22	(3)	88%
	$113	$(6)	95%

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

Based on its analysis of the factors listed above, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2015. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for “other-than-temporary” impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

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

Each quarterly review includes in-depth analysis of several hundred subdivisions of the business, employing multiple actuarial techniques. For each subdivision, actuaries use informed, professional judgment to adjust these techniques as necessary to respond to specific conditions in the data or within the business.

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

The level of detail in which data is analyzed varies among the different lines of business. Data is generally analyzed by major product or by coverage within product, using countrywide data; however, in some situations, data may be reviewed by state or region. Appropriate segmentation of the data is determined based on data credibility, homogeneity of development patterns, mix of business, and other actuarial considerations.

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

Within each line, results of individual methods are reviewed, supplementary statistical information is analyzed, and data from underwriting, operating and claim management are considered in deriving management’s best estimate of the ultimate liability. This estimate may be the result of one method, a weighted average of several methods, or a judgmental selection as the management team determines is appropriate.

The following table shows (in millions) the breakdown of AFG’s property and casualty reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves).

	Gross Loss Reserves at December 31, 2015
	Case	IBNR	LAE	Total Reserve
Statutory Line of Business
Workers’ compensation	$1,053	$1,235	$324	$2,612
Other liability — occurrence	559	1,355	308	2,222
Other liability — claims made	154	215	163	532
Commercial auto/truck liability/medical	212	229	87	528
Special property (fire, allied lines, inland marine, earthquake)	362	54	26	442
Products liability — occurrence	66	130	117	313
Commercial multi-peril	102	88	66	256
Other lines	114	301	92	507
Total Statutory Reserves	2,622	3,607	1,183	7,412
Adjustments for GAAP:
Reserves of foreign operations	324	362	14	700
Deferred gains on retroactive reinsurance	—	40	—	40
Loss reserve discounting	(12)	—	—	(12)
Other	(15)	2	—	(13)
Total Adjustments for GAAP	297	404	14	715
Total GAAP Reserves	$2,919	$4,011	$1,197	$8,127

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system that can eliminate the risk of actual ultimate results differing from such estimates. As shown in the reserve development table (loss triangle) on page 7, the original estimates of AFG’s liability for losses and loss adjustment expenses, net of reinsurance and including the effect of special charges for asbestos and environmental exposures, over the past 10 years have developed through December 31, 2015, to be deficient (for four years) by as much as 1.8% and redundant (for six years) by as much as 13.3%. Excluding the effect of special charges for asbestos and environmental exposures, the original estimates of AFG’s liability for losses and loss adjustment expenses, net of reinsurance have developed through December 31, 2015 to be redundant (for ten years) by as much as 19.4%. This development illustrates the historical impact caused by variability in factors considered in estimating insurance reserves.

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

Line of business	Effect of 1% Change in Cost Trends
Workers’ compensation	$59
Other liability — occurrence	23
Commercial auto/truck liability/medical	6
Other liability — claims made	9

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (dollars in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2015, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.

	5-yr. Average Development (a)(b)	Net Reserves (b) December 31, 2015	Effect on Net Earnings (b)
Workers’ compensation	(0.6%)	$2,160	$14
Other liability — occurrence	(2.1%)	881	19
Commercial auto/truck liability/medical	2.8%	405	(11)
Other liability — claims made	(5.5%)	401	22

(a)	Adverse (favorable), net of tax effect.

(b)	Excludes asbestos and environmental liabilities.

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

In April 2014, AFG acquired Summit Holding Southeast, Inc. and related companies, a leading provider of workers’ compensation solutions in the southeastern United States. The Summit acquisition significantly increased AFG’s volume of workers’ compensation business and improved its geographic diversity. Approximately 23% and 19% of AFG’s workers’ compensation reserves at December 31, 2015 relate to policies written in Florida and California, respectively. Over the past 12 years in both states, there have been numerous revisions to workers’ compensation regulations and operating environments, adding difficulty and uncertainty to the estimation of related liabilities.

AFG recorded favorable prior year reserve development of $45 million in 2015 due to lower than anticipated claim severity across all regions of the country. AFG recorded favorable prior year reserve development of $7 million in both 2014 and 2013, as favorable reserve development in the business written in California was partially offset by adverse reserve development in other states.

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

AFG recorded favorable prior year reserve development of $7 million in 2015, $15 million in 2014 and $11 million in 2013 related to its other liability — occurrence coverage where both the frequency and severity of claims in excess and umbrella liability coverages were lower than previously projected.

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

AFG recorded adverse prior year reserve development of $20 million in 2015, $28 million in 2014 and $37 million in 2013 for this line of business as claim severity has been significantly higher than expected in accident years 2010 and subsequent.

Other Liability — Claims Made

This long-tail line of business consists mostly of directors’ and officers’ liability (“D&O”). Some of the important variables affecting estimation of loss reserves for other liability — claims made include:

•	Litigious climate

•	Economic conditions

•	Variability of stock prices

•	Magnitude of jury awards
The general state of the economy and the variability of the stock price of the insured can affect the frequency and severity of shareholder class action suits and other situations that trigger coverage under D&O policies. For example, from 2008 to 2010, economic conditions led to higher frequency of claims, particularly in the D&O policies for small account and not-for-profit organizations. Since then, claim frequency has continually decreased from its peak in 2010, offsetting increased claim severity.

AFG recorded favorable prior year reserve development of $12 million in 2015, $18 million in 2014 and $41 million in 2013 on its D&O business as claim severity was less than expected across several prior accident years.

While management applies the actuarial methods mentioned above, more judgment may be needed to determine appropriate reserves due to the complexity of claims, litigation and the length of time necessary to determine exposure.

Reserves of Foreign Operations

Reserves of foreign operations relate primarily to the operations of Marketform Group, Limited, AFG’s wholly-owned United Kingdom-based Lloyd’s insurer. Historically, the largest line of business written by Marketform has been non-U.S. medical malpractice, which provides coverage for injuries and damages caused by medical care providers, including but not limited to, hospitals and their physicians. Although Marketform offers this product in approximately 30 countries, the majority of the business has been written in the United Kingdom, Australia and Italy. In addition, Marketform writes general liability, marine, equine, professional indemnity and directors and officers liability insurance. Significant variables in estimating the loss reserves include:

•	Litigious environment

•	Magnitude of court awards

•	A slow moving judicial system including varying approaches to medical malpractice claims among courts

•	Trends in claim costs, including medical cost inflation

Marketform recorded adverse prior year reserve development of $44 million in 2015, $14 million in 2014 and $1 million in 2013. The adverse development in 2015 and 2014 was attributable to reserve strengthening in several lines of business, primarily Dutch hospital medical malpractice, Australian and other general liability and personal accident insurance. In October of 2015, AFG announced the hiring of a new management team at Marketform with extensive underwriting experience in the Lloyd’s market. The new management is in the process of evaluating Marketform’s operational structure and lines of business with the goal of improving the profitability of these operations.

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

	2015	2014	2013
Before reinsurance (gross)	92.8%	90.8%	93.3%
Effect of reinsurance	1.9%	3.7%	2.2%
Actual (net of reinsurance)	94.7%	94.5%	95.5%

Outside of its property and casualty operations, AFG also has reinsurance recoverables totaling $355 million, including$315 million related to the run-off life business. These recoverables include $184 million from Hannover Life Reassurance Company of America (rated A+ by A.M. Best).

Asbestos and Environmental-related (“A&E”) Insurance Reserves   Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2015	2014
Asbestos	$205	$196
Environmental	122	93
A&E reserves, net of reinsurance recoverable	327	289
Reinsurance recoverable, net of allowance	99	77
Gross A&E reserves	$426	$366

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

Approximately 43% of AFG’s net asbestos reserves relate to policies written directly by AFG subsidiaries. Claims from these policies generally are product oriented claims with only a limited amount of non-products exposures, and are dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants. The remainder is assumed reinsurance business that includes exposures for the periods 1954 to 1983. The asbestos and environmental assumed claims are ceded by various insurance companies under reinsurance treaties. A majority of the individual assumed claims have exposures of less than $100,000 to AFG. Asbestos losses assumed include some of the industry known manufacturers, distributors and installers. Pollution losses include industry known insured names and sites.

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

	2015	2014	2013
Number of policyholders with no indemnity payments:
Asbestos	122	136	142
Environmental	112	99	116
	234	235	258
Number of policyholders with indemnity payments:
Asbestos	50	45	48
Environmental	25	30	24
	75	75	72
Total	309	310	330

Amounts paid (net of reinsurance recoveries) for asbestos and environmental claims, including loss adjustment expenses, were as follows (in millions):

	2015	2014	2013
Asbestos — two large claims (*)	$—	$—	$106
Asbestos — other	16	18	10
Environmental	13	18	15
Total	$29	$36	$131

(*)
Asbestos claims paid in 2013 include payments totaling $106 million associated with the settlement of A.P. Green Industries and another large claim. Substantially all of the settlement amounts had been accrued for in prior years.

The survival ratio is a measure often used by industry analysts to compare A&E reserves strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2015, the property and casualty insurance segment’s three year survival ratios, excluding amounts associated with the settlements of A.P. Green Industries and another large claim, were 14.8 times paid losses for the asbestos reserves, 8.2 times paid losses for environmental reserves and 11.4 times paid losses for total A&E reserves. Overall, these ratios compare favorably with data published by A.M. Best in October 2015, which indicate that industry survival ratios were 8.8 for asbestos, 6.3 for environmental, and 8.2 for total A&E reserves at December 31, 2014.

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

As a result of the comprehensive external study completed in the third quarter of 2015, AFG’s property and casualty insurance segment recorded a $67 million pretax special charge to increase its asbestos reserves by $25 million (net of reinsurance) and its environmental reserves by $42 million (net of reinsurance). As the overall industry exposure to asbestos has matured, the focus of litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years; AFG has seen increased estimates for indemnity and defense compared to prior studies. The increase in property and casualty environmental reserves was attributed primarily to increased defense costs and a number of claims where the estimated costs of remediation have increased. As in past years, there were no new or emerging broad industry trends that were identified in this study.

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

Contingencies related to Subsidiaries’ Former Operations   The A&E studies and reviews discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by Great American Financial Resources, Inc. Charges resulting from the A&E studies and review were $12 million in 2015, $6 million in 2014 and $22 million in 2013. For a discussion of the charges recorded for those operations, see “Holding Company, Other and Unallocated — Results of Operations.” Liabilities for claims and contingencies arising from these former railroad and manufacturing operations totaled $88 million at December 31, 2015. For a discussion of the uncertainties in determining the ultimate liability, see Note M — “Contingencies” to the financial statements.

Run-off Long-term Care Insurance   AFG, as well as other companies that sell long-term care products, have accumulated relatively limited claims, lapse and mortality experience, making it difficult to predict future claims. Long-term care claims tend to be much higher in dollar amount and longer in duration than other health care products. In addition, long-term care claims are incurred much later in the life of a policy than most other health products. These factors made it difficult to appropriately price this product and were instrumental in AFG’s decision to stop writing new policies in January 2010. In December 2015, AFG completed the sale of United Teacher Associates Insurance Company and Continental General Insurance Company, the legal entities containing substantially all of its run-off long-term care insurance business, to HC2 Holdings, Inc. (“HC2”) for approximately $13 million in net proceeds. AFG may also receive up to $13 million of additional proceeds from HC2 in the future contingent upon the release of certain statutory-basis liabilities of the legal entities sold by AFG. In connection with obtaining regulatory approval for the transaction, AFG agreed to provide up to an aggregate of $35 million of capital support for the insurance companies, on an as-needed basis to maintain specified surplus levels, subject to immediate reimbursement by HC2 through a five-year capital maintenance agreement. With the completion of this sale, AFG has divested substantially all of its long-term care business (96% as measured by net statutory reserves as of November 30, 2015) and will retain only a small block of long-term care insurance (1,700 policies) with approximately $34 million of reserves. AFG will continue to service and accept renewal premiums on its remaining outstanding policies, which are guaranteed renewable.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
December 31, 2015
Assets:
Cash and investments	$38,001	$—	$(265)	(a)	$37,736
Assets of managed investment entities	—	4,047	—		4,047
Other assets	8,077	—	(1)	(a)	8,076
Total assets	$46,078	$4,047	$(266)		$49,859
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$10,187	$—	$—		$10,187
Annuity, life, accident and health benefits and reserves	27,327	—	—		27,327
Liabilities of managed investment entities	—	4,027	(246)	(a)	3,781
Long-term debt and other liabilities	3,794	—	—		3,794
Total liabilities	41,308	4,027	(246)		45,089
Shareholders’ equity:
Common Stock and Capital surplus	1,301	20	(20)		1,301
Retained earnings	2,987	—	—		2,987
Accumulated other comprehensive income, net of tax	304	—	—		304
Total shareholders’ equity	4,592	20	(20)		4,592
Noncontrolling interests	178	—	—		178
Total equity	4,770	20	(20)		4,770
Total liabilities and equity	$46,078	$4,047	$(266)		$49,859

December 31, 2014
Assets:
Cash and investments	$36,499	$—	$(289)	(a)	$36,210
Assets of managed investment entities	—	3,108	—		3,108
Other assets	8,219	—	(2)	(a)	8,217
Total assets	$44,718	$3,108	$(291)		$47,535
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$9,828	$—	$—		$9,828
Annuity, life, accident and health benefits and reserves	25,939	—	—		25,939
Liabilities of managed investment entities	—	3,105	(286)	(a)	2,819
Long-term debt and other liabilities	3,895	—	—		3,895
Total liabilities	39,662	3,105	(286)		42,481
Shareholders’ equity:
Common Stock and Capital surplus	1,240	5	(5)		1,240
Retained earnings:
Appropriated — managed investment entities	—	(2)	—		(2)
Unappropriated	2,914	—	—		2,914
Accumulated other comprehensive income, net of tax	727	—	—		727
Total shareholders’ equity	4,881	3	(5)		4,879
Noncontrolling interests	175	—	—		175
Total equity	5,056	3	(5)		5,054
Total liabilities and equity	$44,718	$3,108	$(291)		$47,535

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended December 31, 2015
Revenues:
Insurance net earned premiums	$1,144	$—	$—		$1,144
Net investment income	405	—	11	(b)	416
Realized losses on:
Securities	(21)	—	—		(21)
Subsidiaries	(4)	—	—		(4)
Income (loss) of managed investment entities:
Investment income	—	43	—		43
Gain (loss) on change in fair value of assets/liabilities	—	—	(18)	(b)	(18)
Other income	62	—	(4)	(c)	58
Total revenues	1,586	43	(11)		1,618
Costs and Expenses:
Insurance benefits and expenses	1,273	—	—		1,273
Expenses of managed investment entities	—	43	(11)	(b)(c)	32
Interest charges on borrowed money and other expenses	103	—	—		103
Total costs and expenses	1,376	43	(11)		1,408
Earnings before income taxes	210	—	—		210
Provision for income taxes	80	—	—		80
Net earnings, including noncontrolling interests	130	—	—		130
Less: Net earnings attributable to noncontrolling interests	1	—	—		1
Net earnings attributable to shareholders	$129	$—	$—		$129

Three months ended December 31, 2014
Revenues:
Insurance net earned premiums	$1,087	$—	$—		$1,087
Net investment income	382	—	2	(b)	384
Realized gains on securities	8	—	—		8
Income (loss) of managed investment entities:
Investment income	—	32	—		32
Gain (loss) on change in fair value of assets/liabilities	—	(2)	(7)	(b)	(9)
Other income	46	—	(7)	(c)	39
Total revenues	1,523	30	(12)		1,541
Costs and Expenses:
Insurance benefits and expenses	1,247	—	—		1,247
Expenses of managed investment entities	—	34	(12)	(b)(c)	22
Interest charges on borrowed money and other expenses	82	—	—		82
Total costs and expenses	1,329	34	(12)		1,351
Earnings before income taxes	194	(4)	—		190
Provision for income taxes	65	—	—		65
Net earnings, including noncontrolling interests	129	(4)	—		125
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	(4)	(d)	(2)
Net earnings attributable to shareholders	$127	$(4)	$4		$127

(a)
Includes losses of $11 million in the fourth quarter of 2015 and $2 million in the fourth quarter of 2014 representing the change in fair value of AFG’s CLO investments plus $4 million and $7 million in the fourth quarter of 2015 and 2014, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $7 million and $5 million in the fourth quarter of 2015 and 2014, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2015
Revenues:
Insurance net earned premiums	$4,328	$—	$—		$4,328
Net investment income	1,627	—	6	(b)	1,633
Realized losses on:
Securities	(19)	—	—		(19)
Subsidiaries	(161)	—	—		(161)
Income (loss) of managed investment entities:
Investment income	—	155	—		155
Gain (loss) on change in fair value of assets/liabilities	—	2	(36)	(b)	(34)
Other income	258	—	(15)	(c)	243
Total revenues	6,033	157	(45)		6,145
Costs and Expenses:
Insurance benefits and expenses	5,057	—	—		5,057
Expenses of managed investment entities	—	155	(43)	(b)(c)	112
Interest charges on borrowed money and other expenses	411	—	—		411
Total costs and expenses	5,468	155	(43)		5,580
Earnings before income taxes	565	2	(2)		565
Provision for income taxes	195	—	—		195
Net earnings, including noncontrolling interests	370	2	(2)		370
Less: Net earnings attributable to noncontrolling interests	18	—	—		18
Net earnings attributable to shareholders	$352	$2	$(2)		$352

Year ended December 31, 2014
Revenues:
Insurance net earned premiums	$3,986	$—	$—		$3,986
Net investment income	1,517	—	(16)	(b)	1,501
Realized gains on securities	52	—	—		52
Income (loss) of managed investment entities:
Investment income	—	116	—		116
Gain (loss) on change in fair value of assets/liabilities	—	(35)	(9)	(b)	(44)
Other income	147	—	(25)	(c)	122
Total revenues	5,702	81	(50)		5,733
Costs and Expenses:
Insurance benefits and expenses	4,671	—	—		4,671
Expenses of managed investment entities	—	130	(48)	(b)(c)	82
Interest charges on borrowed money and other expenses	354	—	—		354
Total costs and expenses	5,025	130	(48)		5,107
Earnings before income taxes	677	(49)	(2)		626
Provision for income taxes	220	—	—		220
Net earnings, including noncontrolling interests	457	(49)	(2)		406
Less: Net earnings (loss) attributable to noncontrolling interests	5	—	(51)	(d)	(46)
Net earnings attributable to shareholders	$452	$(49)	$49		$452

(a)
Includes ($6 million) and $16 million in 2015 and 2014, respectively, of net investment income representing the change in fair value of AFG’s CLO investments plus $15 million and $25 million in 2015 and 2014, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $28 million and $23 million in 2015 and 2014, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2013
Revenues:
Insurance net earned premiums	$3,318	$—	$—		$3,318
Net investment income	1,381	—	(35)	(b)	1,346
Realized gains (losses) on:
Securities	221	—	—		221
Subsidiaries	(4)	—	—		(4)
Income (loss) of managed investment entities:
Investment income	—	128	—		128
Gain (loss) on change in fair value of assets/liabilities	—	(19)	5	(b)	(14)
Other income	124	—	(16)	(c)	108
Total revenues	5,040	109	(46)		5,103
Costs and Expenses:
Insurance benefits and expenses	3,928	—	—		3,928
Expenses of managed investment entities	—	130	(41)	(b)(c)	89
Interest charges on borrowed money and other expenses	397	—	—		397
Total costs and expenses	4,325	130	(41)		4,414
Earnings before income taxes	715	(21)	(5)		689
Provision for income taxes	236	—	—		236
Net earnings, including noncontrolling interests	479	(21)	(5)		453
Less: Net earnings (loss) attributable to noncontrolling interests	8	—	(26)	(d)	(18)
Net earnings attributable to shareholders	$471	$(21)	$21		$471

(a)	Includes $35 million in net investment income representing the change in fair value of AFG’s CLO investments plus $16 million in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $25 million in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

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

	Three months ended December 31,		Year ended December 31,
	2015	2014	2015	2014	2013
Core net operating earnings	$136	$122	$486	$439	$385
Loss on sale of long-term care business (*)	(3)	—	(108)	—	—
Gain on sale of hotel and apartment property (*)	10	—	36	—	—
Other realized gains (losses) (*)	(14)	5	(8)	32	138
Special A&E charges (*)	—	—	(52)	(19)	(49)
Loss on early retirement of debt (*)	—	—	(2)	—	—
Executive Life Insurance Company of New York (“ELNY”) guaranty fund assessments (*)	—	—	—	—	(3)
Net earnings attributable to shareholders	$129	$127	$352	$452	$471

Diluted per share amounts:
Core net operating earnings	$1.52	$1.35	$5.44	$4.82	$4.22
Loss on sale of long-term care business	(0.03)	—	(1.21)	—	—
Gain on sale of hotel and apartment property	0.11	—	0.40	—	—
Other realized gains (losses)	(0.15)	0.06	(0.08)	0.36	1.52
Special A&E charges	—	—	(0.58)	(0.21)	(0.54)
Loss on early retirement of debt	—	—	(0.03)	—	—
ELNY guaranty fund assessments	—	—	—	—	(0.04)
Net earnings attributable to shareholders	$1.45	$1.41	$3.94	$4.97	$5.16

(*)	The tax effects of reconciling items are shown below (in millions):

Loss on sale of long-term care business	$1	$—	$58	$—	$—
Gain on sale of hotel and apartment property	(5)	—	(24)	—	—
Other realized gains (losses)	7	(3)	5	(19)	(78)
Special A&E charges	—	—	27	11	27
Loss on early retirement of debt	—	—	2	—	—
ELNY guaranty fund assessments	—	—	—	—	2
In addition, reconciling items are shown net of noncontrolling interests as follows (in millions):

Gain on sale of hotel	$—	$—	$(6)	$—	$—
Other realized gains (losses)	—	—	1	(1)	(1)

Net earnings attributable to shareholders increased $2 million in the fourth quarter of 2015 compared to the same period of 2014 reflecting higher core net operating earnings and a gain on the sale of an apartment property, partially offset by realized losses on securities in the fourth quarter of 2015 compared to realized gains on securities in the fourth quarter of 2014 and a fourth quarter loss reported upon closing of the sale of substantially all of AFG’s run-off long-term care insurance business. Core net operating earnings increased $14 million in the fourth quarter of 2015 compared to the fourth quarter of 2014 due primarily to higher core underwriting profit in the property and casualty insurance segment, higher earnings in the annuity segment and improved core operating results in the run-off long-term care and life segment.

Net earnings attributable to shareholders decreased $100 million for the full-year of 2015 compared to the same period in 2014 due primarily to the loss on the sale of substantially all of AFG’s run-off long-term care insurance business, higher special A&E charges and realized losses on securities in 2015 compared to realized gains on securities in 2014, partially offset by the gain on the sale of Le Pavillon Hotel and an apartment property and higher core net operating earnings. Core net operating earnings increased $47 million for the full-year of 2015 compared to the same period in 2014 due primarily to higher underwriting profit and higher net investment income in the property and casualty insurance segment and improved core operating results in the run-off long-term care and life segment.

Net earnings attributable to shareholders decreased $19 million for the full-year of 2014 compared to the same period of 2013 reflecting significantly lower realized gains on securities, partially offset by higher core net operating earnings and lower special A&E charges. Core net operating earnings increased $54 million in 2014 compared to 2013 due primarily to higher underwriting profit and higher net investment income in the property and casualty insurance segment and lower holding company expenses.

RESULTS OF OPERATIONS — QUARTERS ENDED DECEMBER 31, 2015 AND 2014

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the quarters ended December 31, 2015 and 2014 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended December 31, 2015
Revenues:
Property and casualty insurance net earned premiums	$1,120	$—	$—	$—	$—	$1,120	$—	$1,120
Life, accident and health net earned premiums	—	—	24	—	—	24	—	24
Net investment income	74	309	19	11	3	416	—	416
Realized losses on:
Securities	—	—	—	—	—	—	(21)	(21)
Subsidiaries	—	—	—	—	—	—	(4)	(4)
Income (loss) of MIEs:
Investment income	—	—	—	43	—	43	—	43
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(18)	—	(18)	—	(18)
Other income	2	23	—	(4)	22	43	15	58
Total revenues	1,196	332	43	32	25	1,628	(10)	1,618

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	693	—	—	—	—	693	—	693
Commissions and other underwriting expenses	327	—	—	—	6	333	—	333
Annuity benefits	—	189	—	—	—	189	—	189
Life, accident and health benefits	—	—	35	—	—	35	—	35
Annuity and supplemental insurance acquisition expenses	—	20	3	—	—	23	—	23
Interest charges on borrowed money	1	—	—	—	16	17	—	17
Expenses of MIEs	—	—	—	32	—	32	—	32
Other expenses	11	22	5	—	48	86	—	86
Total costs and expenses	1,032	231	43	32	70	1,408	—	1,408
Earnings before income taxes	164	101	—	—	(45)	220	(10)	210
Provision for income taxes	64	34	—	—	(15)	83	(3)	80
Net earnings, including noncontrolling interests	100	67	—	—	(30)	137	(7)	130
Less: Net earnings attributable to noncontrolling interests	1	—	—	—	—	1	—	1
Core Net Operating Earnings	99	67	—	—	(30)	136
Non-core earnings attributable to shareholders (a):
Loss on sale of long-term care business, net of tax	—	—	(3)	—	—	(3)	3	—
Gain on sale of apartment property, net of tax	10	—	—	—	—	10	(10)	—
Other realized gains (losses), net of tax and noncontrolling interests	—	—	—	—	(14)	(14)	14	—
Net Earnings Attributable to Shareholders	$109	$67	$(3)	$—	$(44)	$129	$—	$129

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended December 31, 2014
Revenues:
Property and casualty insurance net earned premiums	$1,061	$—	$—	$—	$—	$1,061	$—	$1,061
Life, accident and health net earned premiums	—	—	26	—	—	26	—	26
Net investment income	75	285	20	2	2	384	—	384
Realized gains on securities	—	—	—	—	—	—	8	8
Income (loss) of MIEs:
Investment income	—	—	—	32	—	32	—	32
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(9)	—	(9)	—	(9)
Other income	1	33	1	(7)	11	39	—	39
Total revenues	1,137	318	47	18	13	1,533	8	1,541

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	679	—	—	—	—	679	—	679
Commissions and other underwriting expenses	303	—	—	—	—	303	—	303
Annuity benefits	—	157	—	—	—	157	—	157
Life, accident and health benefits	—	—	45	—	—	45	—	45
Annuity and supplemental insurance acquisition expenses	—	59	4	—	—	63	—	63
Interest charges on borrowed money	1	—	—	—	19	20	—	20
Expenses of MIEs	—	—	—	22	—	22	—	22
Other expenses	11	17	5	—	29	62	—	62
Total costs and expenses	994	233	54	22	48	1,351	—	1,351
Earnings before income taxes	143	85	(7)	(4)	(35)	182	8	190
Provision for income taxes	47	29	(2)	—	(12)	62	3	65
Net earnings, including noncontrolling interests	96	56	(5)	(4)	(23)	120	5	125
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	—	(4)	—	(2)	—	(2)
Core Net Operating Earnings	94	56	(5)	—	(23)	122
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	5	5	(5)	—
Net Earnings Attributable to Shareholders	$94	$56	$(5)	$—	$(18)	$127	$—	$127

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $179 million in GAAP pretax earnings in the fourth quarter of 2015 compared to $143 million in the fourth quarter of 2014, an increase of $36 million (25%). Property and casualty core pretax earnings were $164 million in the fourth quarter of 2015 compared to $143 million in the fourth quarter of 2014, an increase of $21 million (15%). The increase in GAAP and core pretax earnings reflects higher underwriting profit in the Property and transportation and Specialty casualty insurance sub-segments. The increase in GAAP earnings also includes a $15 million pretax gain on the sale of an apartment property in the fourth quarter of 2015.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended December 31, 2015 and 2014 (dollars in millions):

	Three months ended December 31,
	2015	2014	% Change
Gross written premiums	$1,356	$1,303	4%
Reinsurance premiums ceded	(300)	(278)	8%
Net written premiums	1,056	1,025	3%
Change in unearned premiums	64	36	78%
Net earned premiums	1,120	1,061	6%
Loss and loss adjustment expenses	693	679	2%
Commissions and other underwriting expenses	327	303	8%
Underwriting gain	100	79	27%

Net investment income	74	75	(1%)
Other income and expenses, net (*)	(10)	(11)	(9%)
Core earnings before income taxes	164	143	15%
Pretax non-core gain on sale of apartment property	15	—	—%
GAAP earnings before income taxes	$179	$143	25%

(*) Excludes the $15 million pretax non-core gain on sale of an apartment property.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	61.8%	64.0%	(2.2%)
Underwriting expense ratio	29.2%	28.6%	0.6%
Combined ratio	91.0%	92.6%	(1.6%)

Aggregate — including discontinued lines
Loss and LAE ratio	61.8%	64.0%	(2.2%)
Underwriting expense ratio	29.2%	28.6%	0.6%
Combined ratio	91.0%	92.6%	(1.6%)

AFG’s combined ratio has been better than the industry average for 28 of the last 30 years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.36 billion for the fourth quarter of 2015 compared to $1.30 billion for the fourth quarter of 2014, an increase of $53 million (4%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2015		2014
	GWP	%	GWP	%	% Change
Property and transportation	$515	38%	$482	37%	7%
Specialty casualty	661	49%	660	51%	—%
Specialty financial	179	13%	160	12%	12%
Other specialty	1	—%	1	—%	—%
	$1,356	100%	$1,303	100%	4%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 22% of gross written premiums for the fourth quarter of 2015 compared to 21% for the fourth quarter of 2014, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended December 31,
	2015		2014		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(137)	27%	$(109)	23%	4%
Specialty casualty	(158)	24%	(162)	25%	(1%)
Specialty financial	(27)	15%	(29)	18%	(3%)
Other specialty	22		22
	$(300)	22%	$(278)	21%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.06 billion for the fourth quarter of 2015 compared to $1.03 billion for the fourth quarter of 2014, an increase of $31 million (3%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2015		2014
	NWP	%	NWP	%	% Change
Property and transportation	$378	36%	$373	36%	1%
Specialty casualty	503	48%	498	49%	1%
Specialty financial	152	14%	131	13%	16%
Other specialty	23	2%	23	2%	—%
	$1,056	100%	$1,025	100%	3%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.12 billion for the fourth quarter of 2015 compared to $1.06 billion for the fourth quarter of 2014, an increase of $59 million (6%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended December 31,
	2015		2014
	NEP	%	NEP	%	% Change
Property and transportation	$442	39%	$415	39%	7%
Specialty casualty	515	46%	499	47%	3%
Specialty financial	137	12%	121	11%	13%
Other specialty	26	3%	26	3%	—%
	$1,120	100%	$1,061	100%	6%

The $53 million increase in gross written premiums in the fourth quarter of 2015 compared to the fourth quarter of 2014 reflects growth in each of the Specialty property and casualty insurance sub-segments. Overall average renewal rates were up less than 1% in the fourth quarter of 2015.

Property and transportation Gross written premiums increased $33 million (7%) in the fourth quarter of 2015 compared to the fourth quarter of 2014 reflecting higher gross written premiums in the transportation and agricultural businesses and new gross written premiums from the Singapore branch, which opened for business in June 2015, partially offset by lower gross written premiums in the property and inland marine and ocean marine businesses. Average renewal rates for this group were up approximately 2% in the fourth quarter of 2015, including a 4% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums increased 4 percentage points in the fourth quarter of 2015 compared to the fourth quarter of 2014 reflecting higher cessions of crop insurance premiums.

Specialty casualty Gross written premiums increased $1 million in the fourth quarter of 2015 compared to the fourth quarter of 2014. The majority of businesses in this group reported modest growth, particularly the excess and surplus businesses. This growth was partially offset by lower gross written premiums in the general liability business, primarily the result of competitive market conditions, re-underwriting efforts within the Florida homebuilders market and the slowdown within the energy sector. Average renewal rates for this group were down approximately 2% in the fourth quarter of 2015 due primarily to lower pricing in the workers’ compensation business. Excluding the workers’ compensation business, average renewal rates in this group increased approximately 1% in the fourth quarter of 2015. Reinsurance premiums ceded as a percentage of gross written premiums declined 1 percentage point for the fourth quarter of 2015 compared to the fourth quarter of 2014.

Specialty financial Gross written premiums increased $19 million (12%) in the fourth quarter of 2015 compared to the fourth quarter of 2014, due primarily to growth in the financial institutions business. Average renewal rates for this group were up approximately 1% in the fourth quarter of 2015. Reinsurance premiums ceded as a percentage of gross written premiums decreased 3 percentage points, reflecting a decline in auto dealer business, which is heavily reinsured.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments.

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

	Three months ended December 31,			Three months ended December 31,
	2015	2014	Change	2015	2014
Property and transportation
Loss and LAE ratio	71.7%	72.2%	(0.5%)
Underwriting expense ratio	20.7%	22.4%	(1.7%)
Combined ratio	92.4%	94.6%	(2.2%)
Underwriting profit				$34	$22

Specialty casualty
Loss and LAE ratio	61.1%	65.1%	(4.0%)
Underwriting expense ratio	29.1%	27.8%	1.3%
Combined ratio	90.2%	92.9%	(2.7%)
Underwriting profit				$50	$36

Specialty financial
Loss and LAE ratio	32.8%	34.5%	(1.7%)
Underwriting expense ratio	55.9%	51.1%	4.8%
Combined ratio	88.7%	85.6%	3.1%
Underwriting profit				$15	$18

Total Specialty
Loss and LAE ratio	61.8%	64.0%	(2.2%)
Underwriting expense ratio	29.2%	28.6%	0.6%
Combined ratio	91.0%	92.6%	(1.6%)
Underwriting profit				$100	$79

Aggregate — including discontinued lines
Loss and LAE ratio	61.8%	64.0%	(2.2%)
Underwriting expense ratio	29.2%	28.6%	0.6%
Combined ratio	91.0%	92.6%	(1.6%)
Underwriting profit				$100	$79

The Specialty property and casualty insurance operations generated an underwriting profit of $100 million for the fourth quarter of 2015 compared to $79 million in the fourth quarter of 2014, an increase of $21 million (27%). The higher underwriting profit in the 2015 fourth quarter reflects higher underwriting profit in the Property and transportation and Specialty casualty sub-segments.

Property and transportation Underwriting profit for this group was $34 million for the fourth quarter of 2015 compared to $22 million in the fourth quarter of 2014, an increase of $12 million (55%). This increase is due primarily to higher accident year profitability in the transportation and agricultural businesses, partially offset by adverse prior year reserve development at National Interstate, as well as lower profitability in the property and inland marine and ocean marine businesses.

Specialty casualty Underwriting profit for this group was $50 million for the fourth quarter of 2015 compared to $36 million in the fourth quarter of 2014, an increase of $14 million (39%). This increase is due primarily to higher profitability in the workers’ compensation, targeted markets, executive liability and excess and surplus businesses, partially offset by underwriting losses at Marketform.

Specialty financial Underwriting profit for this group was $15 million for the fourth quarter of 2015 compared to $18 million in the fourth quarter of 2014, a decrease of $3 million (17%). Catastrophe losses were $5 million in the fourth quarter of 2015 compared to negligible catastrophe losses in the fourth quarter of 2014.

Other specialty Underwriting profit for this group was $1 million for the fourth quarter of 2015 compared to $3 million in the fourth quarter of 2014, a decrease of $2 million (67%). The decrease reflects lower profitability in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 61.8% for the fourth quarter of 2015 compared to 64.0% for fourth quarter of 2014, a decrease of 2.2 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended December 31,
	Amount		Ratio		Change in
	2015	2014	2015	2014	Ratio
Property and transportation
Current year, excluding catastrophe losses	$306	$294	69.2%	71.3%	(2.1%)
Prior accident years development	8	3	1.8%	0.6%	1.2%
Current year catastrophe losses	3	2	0.7%	0.3%	0.4%
Property and transportation losses and LAE and ratio	$317	$299	71.7%	72.2%	(0.5%)

Specialty casualty
Current year, excluding catastrophe losses	$321	$310	62.3%	62.1%	0.2%
Prior accident years development	(7)	14	(1.4%)	2.9%	(4.3%)
Current year catastrophe losses	1	1	0.2%	0.1%	0.1%
Specialty casualty losses and LAE and ratio	$315	$325	61.1%	65.1%	(4.0%)

Specialty financial
Current year, excluding catastrophe losses	$46	$46	32.9%	37.7%	(4.8%)
Prior accident years development	(5)	(4)	(3.6%)	(3.3%)	(0.3%)
Current year catastrophe losses	5	—	3.5%	0.1%	3.4%
Specialty financial losses and LAE and ratio	$46	$42	32.8%	34.5%	(1.7%)

Total Specialty
Current year, excluding catastrophe losses	$689	$666	61.4%	62.8%	(1.4%)
Prior accident years development	(5)	10	(0.4%)	1.0%	(1.4%)
Current year catastrophe losses	9	3	0.8%	0.2%	0.6%
Total Specialty losses and LAE and ratio	$693	$679	61.8%	64.0%	(2.2%)

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$689	$666	61.4%	62.8%	(1.4%)
Prior accident years development	(5)	10	(0.4%)	1.0%	(1.4%)
Current year catastrophe losses	9	3	0.8%	0.2%	0.6%
Aggregate losses and LAE and ratio	$693	$679	61.8%	64.0%	(2.2%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.4% for the fourth quarter of 2015 compared to 62.8% for the fourth quarter of 2014, a decrease of 1.4%.

Property and transportation   The 2.1 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses is due primarily to higher profitability in the agricultural businesses and lower commercial auto claims in the transportation businesses, partially offset by higher current year losses in the ocean marine business.

Specialty casualty   The loss and LAE ratio for the current year, excluding catastrophe losses was comparable in the fourth quarters of 2015 and 2014.

Specialty financial   The 4.8 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an improvement in the loss and LAE ratio of the financial institutions, fidelity, equipment leasing and surety businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $5 million in the fourth quarter of 2015 compared to net adverse reserve development related to prior accident years of $10 million in the fourth quarter of 2014, an improvement of $15 million.

Property and transportation   Net adverse reserve development of $8 million in the fourth quarter of 2015 reflects higher than expected claim severity in commercial auto liability insurance at National Interstate and higher than expected claim frequency in the ocean marine business, partially offset by lower than expected claim severity in the property and inland marine business. Net adverse reserve development of $3 million in the fourth quarter of 2014 reflects higher than expected claim frequency in the ocean marine business and higher than anticipated claim severity in the trucking operations, partially offset by lower than expected claim severity in the property and inland marine business.

Specialty casualty   Net favorable reserve development of $7 million in the fourth quarter of 2015 reflects lower than anticipated claim severity in workers’ compensation business, excess liability insurance and directors and officers liability insurance, partially offset by adverse reserve development at Marketform. Net adverse reserve development of $14 million in the fourth quarter of 2014 reflects adverse reserve development at Marketform and higher than expected claim severity in contractor claims and in a run-off book of casualty business, partially offset by lower than anticipated claim severity in specialty workers’ compensation business.

Specialty financial   Net favorable reserve development of $5 million in the fourth quarter of 2015 reflects lower than anticipated claim severity in the fidelity business, lower than expected claim frequency and severity in the surety business and lower than expected claim severity on a run-off block of collateral value insurance, partially offset by higher than expected claim severity in products for financial institutions and in the trade credit business. Net favorable reserve development of $4 million in the fourth quarter of 2014 reflects lower than expected claim severity in the surety and fidelity businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $1 million in the fourth quarter of 2015 and $3 million in the fourth quarter of 2014, reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2015, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 3.5% of AFG’s shareholders’ equity. The $5 million of catastrophe losses in the Specialty financial group in the fourth quarter of 2015 resulted primarily from flooding in the midwestern United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $327 million in the fourth quarter of 2015 compared to $303 million for the fourth quarter of 2014, an increase of $24 million (8%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 29.2% for the fourth quarter of 2015 compared to 28.6% for the fourth quarter of 2014, an increase of 0.6 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended December 31,
	2015		2014		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$91	20.7%	$94	22.4%	(1.7%)
Specialty casualty	150	29.1%	138	27.8%	1.3%
Specialty financial	76	55.9%	61	51.1%	4.8%
Other specialty	10	36.1%	10	37.3%	(1.2%)
	$327	29.2%	$303	28.6%	0.6%

The overall increase of 0.6% in AFG’s expense ratio in the fourth quarter of 2015 as compared to the fourth quarter of 2014 reflects higher profitability-based commissions paid to agents and brokers.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.7 percentage points in the fourth quarter of 2015 compared to the fourth quarter of 2014 reflecting higher profitability-based ceding commissions received from reinsurers in the crop business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.3 percentage points in the fourth quarter of 2015 compared to the fourth quarter of 2014 due primarily to higher expenses in the international businesses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 4.8 percentage points in the fourth quarter of 2015 compared to the fourth quarter of 2014 due primarily to higher profitability-based commissions paid to agents and brokers.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $74 million for the fourth quarter of 2015 compared to $75 million in the fourth quarter of 2014, a decrease of $1 million (1%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Three months ended December 31,
	2015	2014	Change	% Change
Net investment income	$74	$75	$(1)	(1%)

Average invested assets (at amortized cost)	$9,113	$8,485	$628	7%

Yield (net investment income as a % of average invested assets)	3.25%	3.54%	(0.29%)

Tax equivalent yield (*)	3.82%	4.08%	(0.26%)

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets in the property and casualty segment for the fourth quarter of 2015 as compared to the fourth quarter of 2014 is due primarily to growth in the property and casualty segment. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.25% for the fourth quarter of 2015 compared to 3.54% for the fourth quarter of 2014, a decline of 0.29 percentage points, reflecting lower income from equity in the earnings of limited partnerships and from other investments.

Property and Casualty Other Income and Expenses, Net
GAAP other income and expenses, net for AFG’s property and casualty operations was net income of $5 million for the fourth quarter of 2015 compared to a net expense of $11 million for the fourth quarter of 2014, an improvement of $16 million (145%). Core other income and expenses, net for AFG’s property and casualty operations was a net expense of $10 million in the fourth quarter of 2015 compared to $11 million in the fourth quarter of 2014, a decrease of $1 million (9%). The table below details the items included in GAAP and core other income and expenses, net for AFG’s property and casualty operations (in millions):

	Three months ended December 31,
	2015	2014
Other income
Income from the sale of real estate (*)	$—	$—
Other	2	1
Total other income	2	1
Other expenses
Amortization of intangibles	2	5
Other	9	6
Total other expense	11	11
Interest expense	1	1
Core other income and expenses, net	(10)	(11)
Pretax non-core gain on sale of apartment property	15	—
GAAP other income and expenses, net	$5	$(11)

(*)	Excludes the $15 million pretax non-core gain on the sale of an apartment property in the fourth quarter of 2015.

The lower amortization of intangibles in the fourth quarter of 2015 compared to the fourth quarter of 2014 reflects the impact of intangible assets related to three acquisitions that became fully amortized in 2014.

Interest expense for AFG’s property and casualty operations includes interest charges on long-term debt within the property and casualty operations, primarily notes secured by real estate.

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $101 million in pretax earnings in the fourth quarter of 2015 compared to $85 million in the fourth quarter of 2014, an increase of $16 million (19%). While AFG’s average annuity investments (at amortized cost) were 13% higher for the fourth quarter of 2015 as compared to the fourth quarter of 2014, the benefit of this growth was partially offset by the impact of lower investment yields. In addition, strong stock market performance in the fourth quarter of 2015 had a positive impact on the fair value accounting for fixed-indexed annuities (“FIAs”). Conversely, in the fourth quarter of 2014, the favorable impact of the increase in the stock market was more than offset by a decrease in longer-term interest rates and resulted in a negative impact on the fair value accounting for FIAs. AFG’s periodic detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations resulted in a net annuity expense reduction of $10 million in the fourth quarter of 2015 compared to $1 million in the fourth quarter of 2014.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended December 31, 2015 and 2014 (dollars in millions):

	Three months ended December 31,
	2015	2014	% Change
Revenues:
Net investment income	$309	$285	8%
Other income:
Guaranteed withdrawal benefit fees	12	9	33%
Policy charges and other miscellaneous income	11	24	(54%)
Total revenues	332	318	4%

Costs and Expenses:
Annuity benefits (*)	189	157	20%
Acquisition expenses	20	59	(66%)
Other expenses	22	17	29%
Total costs and expenses	231	233	(1%)
Earnings before income taxes	$101	$85	19%

Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended December 31,
	2015	2014	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$96	$93	3%
Impact of derivatives related to FIAs	5	(8)	(163%)
Earnings before income taxes	$101	$85	19%

(*)	Annuity benefits consisted of the following (dollars in millions):

	Three months ended December 31,
	2015	2014	% Change
Interest credited — fixed	$138	$127	9%
Interest credited — fixed component of variable annuities	1	1	—%
Change in expected death and annuitization reserve	5	4	25%
Amortization of sales inducements	6	6	—%
Change in guaranteed withdrawal benefit reserve	15	11	36%
Change in other benefit reserves	5	1	400%
Subtotal before impact of derivatives related to FIAs and unlocking	170	150	13%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	88	87	1%
Equity option mark-to-market	(88)	(69)	28%
Impact of derivatives related to FIAs	—	18	(100%)
Unlocking	19	(11)	(273%)
Total annuity benefits	$189	$157	20%

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended December 31,
	2015	2014	% Change
Average fixed annuity investments (at amortized cost)	$26,401	$23,334	13%
Average fixed annuity benefits accumulated	26,048	23,104	13%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.65%	4.85%
Interest credited — fixed	(2.12%)	(2.21%)
Net interest spread	2.53%	2.64%

Policy charges and other miscellaneous income	0.15%	0.18%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.31%)	(0.20%)
Acquisition expenses	(0.75%)	(0.65%)
Other expenses	(0.32%)	(0.28%)
Change in fair value of derivatives related to fixed-indexed annuities	0.02%	(0.31%)
Unlocking	0.07%	0.02%
Net spread earned on fixed annuities	1.39%	1.40%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended December 31,
	2015	2014
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.31%	1.54%
Impact of derivatives related to fixed-indexed annuities (*)	0.08%	(0.14%)
Net spread earned on fixed annuities	1.39%	1.40%

(*)
Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the fourth quarter of 2015 was $309 million compared to $285 million for the fourth quarter of 2014, an increase of $24 million (8%). This increase reflects the growth in AFG’s annuity business, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.20 percentage points in the fourth quarter of 2015 compared to the fourth quarter of 2014. This decline in net investment yield reflects (i) lower income from other investments, (ii) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (iii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets.

Annuity Interest Credited — Fixed
Interest credited — fixed for the fourth quarter of 2015 was $138 million compared to $127 million for the fourth quarter of 2014, an increase of $11 million (9%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.09 percentage points in the fourth quarter of 2015 compared to the fourth quarter of 2014. During the fourth quarter of 2015, interest rates credited on new premiums generally ranged from 1.00% to 2.80%.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.11 percentage points in the fourth quarter of 2015 compared to the same period in 2014 due primarily to the impact of lower investment yields. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result of these two items, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges and the amortization of deferred upfront policy charges (unearned revenue), were $11 million in the fourth quarter of 2015 compared to $24 million in the fourth quarter of 2014, a decrease of $13 million (54%). Excluding the impact of an unlocking charge of $2 million in the fourth quarter of 2015 and unlocking income of $10 million in the fourth quarter of 2014 related to unearned revenue, annuity policy charges and other miscellaneous income were $13 million in 2015 compared to $14 million in 2014, a decrease of $1 million (7%).

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity policy charges and other miscellaneous income.

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees (excluding the impact of unlocking) for the fourth quarter of 2015 were $19 million compared to $13 million for the fourth quarter of 2014, an increase of $6 million (46%). In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended December 31,
	2015	2014
Change in expected death and annuitization reserve	$5	$4
Amortization of sales inducements	6	6
Change in guaranteed withdrawal benefit reserve	15	11
Change in other benefit reserves	5	1
Other annuity benefits	31	22
Offset guaranteed withdrawal benefit fees	(12)	(9)
Other annuity benefits, net	$19	$13

The guaranteed withdrawal benefit reserve related to FIAs is inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits increases when the benefit of stock market participation decreases.

Annuity Acquisition Expenses
Excluding the impact of unlocking charges (expense reductions), AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.75% for the fourth quarter of 2015 and 0.65% for the fourth quarter of 2014 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of lower interest rates during the fourth quarter of 2014 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of DPAC. During the third quarter of 2015, the deceleration in the amortization of DPAC caused by the negative impact of poor stock market performance on the fair value accounting for derivatives related to fixed-indexed annuities was limited on certain recently issued products. This prior period limitation had a $5 million favorable impact on the amortization of DPAC related to the fair value accounting for those derivatives when the stock market rebounded during the fourth quarter of 2015. This favorable impact is reported in the impact on DPAC of derivatives related to FIAs.

Annuity Other Expenses
Annuity other expenses for the fourth quarter of 2015 were $22 million compared to $17 million for the fourth quarter of 2014, an increase of $5 million (29%). The fourth quarter of 2014 includes the favorable impact of settling certain accrued expenses at a lower cost than previously estimated. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses increased 0.04 percentage points for the fourth quarter of 2015 as compared to the fourth quarter of 2014. In general, this percentage is expected to decrease as AFG’s annuity business grows and annuity other expenses remain relatively stable.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately 60% of annuity benefits accumulated at December 31, 2015, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. Excluding the impact of unlocking charges, the net change in fair value of derivatives related to fixed-indexed annuities had a nominal impact on annuity benefits in the fourth quarter of 2015 and increased annuity benefits by $18 million in the fourth quarter of 2014. The $18 million impact in the fourth quarter of 2014 reflects the negative impact of lower interest rates on the derivatives, partially offset by the favorable impact of strong stock market performance.

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

	Three months ended December 31,
	2015	2014	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$96	$93	3%
Change in fair value of derivatives related to fixed-indexed annuities	—	(18)	(100%)
Related impact on amortization of DPAC (*)	5	10	(50%)
Earnings before income taxes	$101	$85	19%

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC increased the annuity segment’s earnings before income taxes by $5 million in the fourth quarter of 2015 and decreased the annuity segment’s earnings before income taxes by $8 million in the fourth quarter of 2014.

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

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.01 percentage points in the fourth quarter of 2015 compared to the same period in 2014 due primarily to the 0.11 percentage points decrease in AFG’s net interest spread and the impact of growth in AFG’s annuity business on other expenses and other annuity benefits as a percent of fixed annuity benefits accumulated discussed above, partially offset by the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended December 31, 2015 and 2014 (in millions):

	Three months ended December 31,
	2015	2014
Beginning fixed annuity reserves	$25,725	$22,745
Fixed annuity premiums (receipts)	1,097	960
Federal Home Loan Bank advances	45	—
Surrenders, benefits and other withdrawals	(515)	(464)
Sale of subsidiaries	(261)	—
Interest and other annuity benefit expenses:
Interest credited	138	127
Embedded derivative mark-to-market	88	87
Change in other benefit reserves	31	18
Unlocking	23	(11)
Ending fixed annuity reserves	$26,371	$23,462

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$26,371	$23,462
Impact of unrealized investment gains	64	111
Fixed component of variable annuities	187	191
Annuity benefits accumulated per balance sheet	$26,622	$23,764

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.11 billion in the fourth quarter of 2015 compared to $971 million in the fourth quarter of 2014, an increase of $136 million (14%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended December 31,
	2015	2014	% Change
Financial institutions single premium annuities — indexed	$462	$426	8%
Financial institutions single premium annuities — fixed	72	61	18%
Retail single premium annuities — indexed	494	405	22%
Retail single premium annuities — fixed	18	19	(5%)
Education market — fixed and indexed annuities	51	49	4%
Total fixed annuity premiums	1,097	960	14%
Variable annuities	10	11	(9%)
Total annuity premiums	$1,107	$971	14%

Management attributes the 14% increase in annuity premiums in the fourth quarter of 2015 as compared to the fourth quarter of 2014 to the significant rise of interest rates during the second quarter of 2015 from first quarter 2015 lows and strong investment performance, which allowed AFG to raise the crediting rates on its annuities and become more competitive in its markets.

Annuity Unlocking
In the fourth quarters of 2015 and 2014, AFG conducted a detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations. As a result of these reviews, AFG recorded net expense reductions related to its annuity business of $10 million in 2015 and $1 million in 2014, which impacted AFG’s financial statements as follows (in millions):

	Three months ended December 31,
	2015	2014
Policy charges and other miscellaneous income:
Unearned revenue	$(2)	$10
Total revenues	(2)	10
Annuity benefits:
Fixed-indexed annuity embedded derivative	28	(58)
Sales inducements	(4)	—
Other reserves	(5)	47
Total annuity benefits	19	(11)
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	(31)	20
Total costs and expenses	(12)	9
Net expense reduction	$10	$1

The 2015 net expense reduction was due primarily to the impact of changes in assumptions to reflect higher than previously projected net interest spreads as well as the impact of higher assets under management and expense discipline. Reinvestment rates used to project future investment yields are based primarily on 7-year and 10-year corporate bond yields. For the 2015 unlocking, AFG assumed a net reinvestment rate (net of default and expense assumptions) of 3.87% in 2016, grading up ratably to an ultimate net reinvestment rate of 5.53% in 2022 and beyond.

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

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended December 31, 2015 and 2014 (in millions):

	Three months ended December 31,
	2015	2014
Earnings on fixed annuity benefits accumulated	$91	$81
Earnings on investments in excess of fixed annuity benefits accumulated (*)	4	3
Variable annuity earnings	6	1
Earnings before income taxes	$101	$85

(*)
Net investment income (as a % of investments) of 4.65% and 4.85% for the three months ended December 31, 2015 and 2014, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations AFG’s run-off long-term care and life segment incurred GAAP pretax losses of $4 million for the three months ended December 31, 2015, which includes a $4 million pretax non-core realized loss adjustment to the previously recognized $162 million estimated pretax loss on the sale of substantially all of AFG’s run-off long-term care insurance business that was recorded in the first quarter of 2015. See Note B — “Acquisitions and Sale of Businesses” to the financial statements. The following table details AFG’s GAAP and core earnings (loss) before income taxes from its run-off long-term care and life operations for the three months ended December 31, 2015 and 2014 (dollars in millions):

	Three months ended December 31,
	2015	2014	% Change
Revenues:
Net earned premiums:
Long-term care	$17	$18	(6%)
Life operations	7	8	(13%)
Net investment income	19	20	(5%)
Other income	—	1	(100%)
Total revenues	43	47	(9%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	24	35	(31%)
Life operations	11	10	10%
Acquisition expenses	3	4	(25%)
Other expenses	5	5	—%
Total costs and expenses	43	54	(20%)
Core earnings (loss) before income taxes	—	(7)	(100%)
Pretax non-core realized loss on subsidiaries	(4)	—	—%
GAAP loss before income taxes	$(4)	$(7)	(43%)

The $11 million decrease in long-term care benefit expense in the fourth quarter of 2015 compared to the fourth quarter of 2014 is due primarily to a $5 million charge related to the commutation of a reinsurance agreement in 2014 and improved claims experience.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $45 million for the fourth quarter of 2015 compared to $35 million for the fourth quarter of 2014, an increase of $10 million (29%).

The following table details AFG’s loss before income taxes from operations outside of its insurance operations for three months ended December 31, 2015 and 2014 (dollars in millions):

	Three months ended December 31,
	2015	2014	% Change
Revenues:
Net investment income	$3	$2	50%
Other income — P&C fees	16	—	—%
Other income	6	11	(45%)
Total revenues	25	13	92%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	6	—	—%
Interest charges on borrowed money	16	19	(16%)
Other expense — expenses associated with P&C fees	10	—	—%
Other expenses	38	29	31%
Total costs and expenses	70	48	46%
Loss before income taxes, excluding realized gains and losses	$(45)	$(35)	29%

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $3 million in the fourth quarter of 2015 compared to $2 million in the fourth quarter of 2014.

Holding Company and Other — P&C Fees and Related Expenses
Summit, the workers’ compensation insurance business that AFG acquired in April 2014, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the fourth quarter of 2015, AFG collected $16 million in fees for these services. Management views this fee income, net of the $10 million in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results. Beginning with the first quarter of 2015, these fees are shown in other income and the related expenses are shown in other expenses in AFG’s Statement of Earnings.

Holding Company and Other — Other Income
Other income in the table above includes $4 million and $7 million in the fourth quarter of 2015 and 2014, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The $7 million in management fees in the fourth quarter of 2014 includes a $4 million incentive management fee earned in connection with the liquidation of a CLO. The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $2 million in the fourth quarter of 2015 and $4 million in the fourth quarter of 2014. Results for the fourth quarter of 2014 include $3 million in income related to the sale of real estate.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $16 million in the fourth quarter of 2015 compared to $19 million in the fourth quarter of 2014, a decrease of $3 million (16%). The following table details AFG’s long-term debt balances as of October 1, 2015 compared to October 1, 2014 (dollars in millions):

	October 1, 2015	October 1, 2014
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019 (*)	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	—	132
6-1/4% Subordinated Debentures due September 2054	150	150
Other	3	3
Total Holding Company Debt	$858	$990

Weighted Average Interest Rate	7.7%	7.6%

(*)
In June 2015, AFG entered into an interest rate swap to mitigate the interest rate risk associated with its fixed-rate 9-7/8% Senior Notes due June 2019 by effectively converting the interest rate on those notes to a floating rate of three-month LIBOR plus 8.099% (8.6110% at December 31, 2015).

AFG redeemed its $132 million of outstanding 7% Senior Notes due September 2050 at par value in September 2015. AFG issued $150 million of 6% Subordinated Debentures in November 2015 and $150 million of 6-1/4% Subordinated Debentures in late September 2014. The impact of lower average indebtedness during the fourth quarter of 2015 as compared to the fourth quarter of 2014 and the favorable impact of the interest rate swap on the 9-7/8% Senior Notes due June 2019 that was entered into in June 2015 resulted in a $3 million decrease in interest expense for AFG’s holding companies in the fourth quarter of 2015 compared to the fourth quarter of 2014.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $38 million in the fourth quarter of 2015 compared to $29 million in the fourth quarter of 2014, an increase of $9 million (31%). The $9 million increase reflects a $2 million charge related to AFG’s former railroad and manufacturing operations and higher other holding company expenses.

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were losses of $21 million in the fourth quarter of 2015 compared to gains of $8 million in the fourth quarter of 2014, a decrease of $29 million (363%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended December 31,
	2015	2014
Realized gains (losses) before impairments:
Disposals	$41	$34
Change in the fair value of derivatives	(4)	(2)
Adjustments to annuity deferred policy acquisition costs and related items	(2)	(1)
	35	31
Impairment charges:
Securities	(60)	(25)
Adjustments to annuity deferred policy acquisition costs and related items	4	2
	(56)	(23)
Realized gains (losses) on securities	$(21)	$8

AFG’s impairment charges on securities for the fourth quarter of 2015 consist of $46 million on equity securities, $11 million on fixed maturities and $3 million on other investments. Approximately $26 million of the charges are on real estate and mortgage related investments, $12 million are on investments in asset managers and $8 million are on energy related investments.

Consolidated Realized Gains (Losses) on Subsidiaries   The $4 million pretax realized loss on subsidiaries in the fourth quarter of 2015 represents an adjustment to the previously recognized $162 million estimated pretax loss on the sale of substantially all of AFG’s run-off long-term care insurance business that was recorded in the first quarter of 2015.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $80 million for the fourth quarter of 2015 compared to $65 million in the fourth quarter of 2014, an increase of $15 million (23%). See Note L — “Income Taxes” to the financial statements. The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in the Segmented Statement of Earnings (dollars in millions):

	Three months ended December 31,
	2015		2014
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$210		$190

Income taxes at statutory rate	$74	35%	$66	35%
Effect of:
Tax exempt interest	(7)	(3%)	(7)	(4%)
Change in valuation allowance	15	7%	5	3%
Losses of managed investment entities	—	—%	2	1%
Other	(2)	(1%)	(1)	(1%)
Provision for income taxes	$80	38%	$65	34%

The changes in valuation allowance in the table above are primarily increases in the valuation allowance on tax benefits related to losses in the Marketform Lloyd’s insurance business. Due to the uncertainty concerning the realization of the deferred tax benefits associated with these losses, AFG maintains a full valuation allowance against these deferred tax assets.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was earnings of $1 million for the fourth quarter of 2015 compared to a loss of $2 million for the fourth quarter of 2014. The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended December 31,
	2015	2014	% Change
National Interstate	$1	$2	(50%)
Managed Investment Entities	—	(4)	(100%)
Earnings (loss) attributable to noncontrolling interests	$1	$(2)	(150%)

The losses of Managed Investment Entities for the fourth quarter of 2014 represent CLO losses that ultimately inure to holders of the CLO debt. See Note A — “Accounting Policies — Managed Investment Entities” to the financial statements for a discussion of accounting guidance adopted in 2015 that affects the measurement of the fair value of CLO liabilities. Under the new guidance, there are no longer any CLO earnings or losses to be attributed to noncontrolling interests in AFG’s Statement of Earnings.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and operations attributable to noncontrolling interests of the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the years ended December 31, 2015, 2014 and 2013 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2015
Revenues:
Property and casualty insurance net earned premiums	$4,224	$—	$—	$—	$—	$4,224	$—	$4,224
Life, accident and health net earned premiums	—	—	104	—	—	104	—	104
Net investment income	319	1,224	80	6	4	1,633	—	1,633
Realized losses on:
Securities	—	—	—	—	—	—	(19)	(19)
Subsidiaries	—	—	—	—	—	—	(161)	(161)
Income (loss) of MIEs:
Investment income	—	—	—	155	—	155	—	155
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(34)	—	(34)	—	(34)
Other income	12	98	4	(15)	78	177	66	243
Total revenues	4,555	1,322	188	112	82	6,259	(114)	6,145

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,628	—	—	—	—	2,628	67	2,695
Commissions and other underwriting expenses	1,304	—	—	—	16	1,320	—	1,320
Annuity benefits	—	732	—	—	—	732	—	732
Life, accident and health benefits	—	—	131	—	—	131	—	131
Annuity and supplemental insurance acquisition expenses	—	163	16	—	—	179	—	179
Interest charges on borrowed money	2	—	—	—	72	74	—	74
Expenses of MIEs	—	—	—	112	—	112	—	112
Other expenses	44	96	27	—	154	321	16	337
Total costs and expenses	3,978	991	174	112	242	5,497	83	5,580
Earnings before income taxes	577	331	14	—	(160)	762	(197)	565
Provision for income taxes	199	113	5	—	(54)	263	(68)	195
Net earnings, including noncontrolling interests	378	218	9	—	(106)	499	(129)	370
Less: Net earnings attributable to noncontrolling interests	11	—	—	—	2	13	5	18
Core Net Operating Earnings	367	218	9	—	(108)	486
Non-core earnings attributable to shareholders (a):
Loss on sale of long-term care business, net of tax	—	—	(108)	—	—	(108)	108	—
Gain on sale of hotel and apartment property, net of tax and noncontrolling interests	36	—	—	—	—	36	(36)	—
Other realized gains (losses), net of tax and noncontrolling interests	—	—	—	—	(8)	(8)	8	—
Special A&E charges, net of tax	(44)	—	—	—	(8)	(52)	52	—
Loss on retirement of debt, net of tax	—	—	—	—	(2)	(2)	2	—
Net Earnings Attributable to Shareholders	$359	$218	$(99)	$—	$(126)	$352	$—	$352

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2014
Revenues:
Property and casualty insurance net earned premiums	$3,878	$—	$—	$—	$—	$3,878	$—	$3,878
Life, accident and health net earned premiums	—	—	108	—	—	108	—	108
Net investment income	294	1,136	82	(16)	5	1,501	—	1,501
Realized gains on securities	—	—	—	—	—	—	52	52
Income (loss) of MIEs:
Investment income	—	—	—	116	—	116	—	116
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(44)	—	(44)	—	(44)
Other income	9	97	5	(25)	36	122	—	122
Total revenues	4,181	1,233	195	31	41	5,681	52	5,733

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,470	—	—	—	—	2,470	24	2,494
Commissions and other underwriting expenses	1,172	—	—	—	—	1,172	—	1,172
Annuity benefits	—	648	—	—	—	648	—	648
Life, accident and health benefits	—	—	164	—	—	164	—	164
Annuity and supplemental insurance acquisition expenses	—	175	18	—	—	193	—	193
Interest charges on borrowed money	4	—	—	—	69	73	—	73
Expenses of MIEs	—	—	—	82	—	82	—	82
Other expenses	55	82	23	—	115	275	6	281
Total costs and expenses	3,701	905	205	82	184	5,077	30	5,107
Earnings before income taxes	480	328	(10)	(51)	(143)	604	22	626
Provision for income taxes	151	112	(3)	—	(48)	212	8	220
Net earnings, including noncontrolling interests	329	216	(7)	(51)	(95)	392	14	406
Less: Net earnings (loss) attributable to noncontrolling interests	4	—	—	(51)	—	(47)	1	(46)
Core Net Operating Earnings	325	216	(7)	—	(95)	439
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	—	32	32	(32)	—
Special A&E charges, net of tax	(15)	—	—	—	(4)	(19)	19	—
Net Earnings Attributable to Shareholders	$310	$216	$(7)	$—	$(67)	$452	$—	$452

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2013
Revenues:
Property and casualty insurance net earned premiums	$3,204	$—	$—	$—	$—	$3,204	$—	$3,204
Life, accident and health net earned premiums	—	—	114	—	—	114	—	114
Net investment income	263	1,034	76	(35)	8	1,346	—	1,346
Realized gains (losses) on:
Securities	—	—	—	—	—	—	221	221
Subsidiaries	—	—	—	—	—	—	(4)	(4)
Income (loss) of MIEs:
Investment income	—	—	—	128	—	128	—	128
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(14)	—	(14)	—	(14)
Other income	15	77	5	(16)	27	108	—	108
Total revenues	3,482	1,111	195	63	35	4,886	217	5,103

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,986	—	—	—	—	1,986	54	2,040
Commissions and other underwriting expenses	1,019	—	—	—	—	1,019	—	1,019
Annuity benefits	—	531	—	—	—	531	—	531
Life, accident and health benefits	—	—	160	—	—	160	—	160
Annuity and supplemental insurance acquisition expenses	—	159	19	—	—	178	—	178
Interest charges on borrowed money	3	—	—	—	68	71	—	71
Expenses of MIEs	—	—	—	89	—	89	—	89
Other expenses	45	93	26	—	135	299	27	326
Total costs and expenses	3,053	783	205	89	203	4,333	81	4,414
Earnings before income taxes	429	328	(10)	(26)	(168)	553	136	689
Provision for income taxes	132	113	(4)	—	(54)	187	49	236
Net earnings, including noncontrolling interests	297	215	(6)	(26)	(114)	366	87	453
Less: Net earnings (loss) attributable to noncontrolling interests	7	—	—	(26)	—	(19)	1	(18)
Core Net Operating Earnings	290	215	(6)	—	(114)	385
Non-core earnings attributable to shareholders (a):
Realized gains, net of tax and noncontrolling interests	—	—	—	—	138	138	(138)	—
Special A&E charges, net of tax	(35)	—	—	—	(14)	(49)	49	—
ELNY guaranty fund assessments, net of tax	—	(3)	—	—	—	(3)	3	—
Net Earnings Attributable to Shareholders	$255	$212	$(6)	$—	$10	$471	$—	$471

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $576 million in GAAP pretax earnings in 2015 compared to $456 million in 2014, an increase of $120 million (26%). Property and casualty core pretax earnings were $577 million in 2015 compared to $480 million in 2014, an increase of $97 million (20%). The increase in GAAP and core pretax earnings reflects higher underwriting profit across each of AFG’s property and casualty insurance sub-segments, higher net investment income (due primarily to the investment of cash acquired in the Summit acquisition on April 1, 2014) and lower net expenses. The increase in GAAP pretax earnings in 2015 also reflects pretax non-core gains of $51 million on the sale of Le Pavillon Hotel and $15 million on the sale of an apartment property, partially offset by higher non-core special A&E charges in 2015 as compared to 2014.

AFG’s property and casualty insurance operations contributed $456 million in GAAP pretax earnings in 2014 compared to $375 million in 2013, an increase of $81 million (22%). Property and casualty core pretax earnings were $480 million in 2014 compared to $429 million in 2013, an increase of $51 million (12%). The increase in GAAP and core pretax earnings reflects higher underwriting profit in the Specialty casualty group and Property and transportation group and higher net investment income (due primarily to the investment of cash acquired in the April 2014 Summit acquisition), partially offset by higher other net expenses. The increase in GAAP pretax earnings also reflects lower non-core special A&E charges in 2014 as compared to 2013.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty operations for the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

	Year ended December 31,			% Change
	2015	2014	2013	2015 - 2014	2014 - 2013
Gross written premiums	$5,832	$5,477	$4,805	6%	14%
Reinsurance premiums ceded	(1,505)	(1,457)	(1,464)	3%	—%
Net written premiums	4,327	4,020	3,341	8%	20%
Change in unearned premiums	(103)	(142)	(137)	(27%)	4%
Net earned premiums	4,224	3,878	3,204	9%	21%
Loss and loss adjustment expenses (a)	2,628	2,470	1,986	6%	24%
Commissions and other underwriting expenses	1,304	1,172	1,019	11%	15%
Core underwriting gain	292	236	199	24%	19%

Net investment income	319	294	263	9%	12%
Other income and expenses, net (b)	(34)	(50)	(33)	(32%)	52%
Core earnings before income taxes	577	480	429	20%	12%
Pretax non-core gain on sale of hotel and apartment property	66	—	—	—%	—%
Pretax non-core special A&E charges	(67)	(24)	(54)	179%	(56%)
GAAP earnings before income taxes	$576	$456	$375	26%	22%

(a) Excludes pretax non-core special A&E charges of $67 million, $24 million and $54 million in 2015, 2014 and 2013, respectively.
(b) Excludes pretax non-core gains of $51 million on the sale of Le Pavillon Hotel and $15 million on the sale of an apartment property in 2015.

Combined Ratios:				Change
Specialty lines				2015 - 2014	2014 - 2013
Loss and LAE ratio	62.2%	63.7%	61.7%	(1.5%)	2.0%
Underwriting expense ratio	30.9%	30.2%	31.8%	0.7%	(1.6%)
Combined ratio	93.1%	93.9%	93.5%	(0.8%)	0.4%

Aggregate — including discontinued lines
Loss and LAE ratio	63.8%	64.3%	63.7%	(0.5%)	0.6%
Underwriting expense ratio	30.9%	30.2%	31.8%	0.7%	(1.6%)
Combined ratio	94.7%	94.5%	95.5%	0.2%	(1.0%)

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $5.83 billion in 2015 compared to $5.48 billion in 2014, an increase of $355 million (6%). GWP increased $672 million (14%) in 2014 compared to 2013. Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2015		2014		2013		2015 - 2014	2014 - 2013
	GWP	%	GWP	%	GWP	%
Property and transportation	$2,455	42%	$2,342	43%	$2,392	50%	5%	(2%)
Specialty casualty	2,739	47%	2,529	46%	1,790	37%	8%	41%
Specialty financial	637	11%	605	11%	622	13%	5%	(3%)
Other specialty	1	—%	1	—%	1	—%	—%	—%
	$5,832	100%	$5,477	100%	$4,805	100%	6%	14%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 26%, 27% and 30% of gross written premiums for the years ended December 31, 2015, 2014 and 2013, respectively. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Year ended December 31,						Change in % of GWP
	2015		2014		2013		2015 - 2014	2014 - 2013
	Ceded	% of GWP	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(819)	33%	$(776)	33%	$(845)	35%	—%	(2%)
Specialty casualty	(687)	25%	(665)	26%	(566)	32%	(1%)	(6%)
Specialty financial	(97)	15%	(117)	19%	(136)	22%	(4%)	(3%)
Other specialty	98		101		83
	$(1,505)	26%	$(1,457)	27%	$(1,464)	30%	(1%)	(3%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $4.33 billion in 2015 compared to $4.02 billion in 2014, an increase of $307 million (8%). NWP increased $679 million (20%) in 2014 compared to 2013. Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2015		2014		2013		2015 - 2014	2014 - 2013
	NWP	%	NWP	%	NWP	%
Property and transportation	$1,636	38%	$1,566	39%	$1,547	45%	4%	1%
Specialty casualty	2,052	47%	1,864	46%	1,224	37%	10%	52%
Specialty financial	540	12%	488	12%	486	15%	11%	—%
Other specialty	99	3%	102	3%	84	3%	(3%)	21%
	$4,327	100%	$4,020	100%	$3,341	100%	8%	20%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $4.22 billion in 2015 compared to $3.88 billion in 2014, an increase of $346 million (9%). NEP increased $674 million (21%) in 2014 compared to 2013. Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2015		2014		2013		2015 - 2014	2014 - 2013
	NEP	%	NEP	%	NEP	%
Property and transportation	$1,599	38%	$1,544	40%	$1,521	48%	4%	2%
Specialty casualty	2,011	48%	1,765	45%	1,135	35%	14%	56%
Specialty financial	517	12%	469	12%	469	15%	10%	—%
Other specialty	97	2%	100	3%	79	2%	(3%)	27%
	$4,224	100%	$3,878	100%	$3,204	100%	9%	21%

The $355 million (6%) increase in gross written premiums in 2015 compared to 2014 reflects $535 million in premiums from Summit (acquired in April 2014) in 2015 compared to $414 million in 2014 as well as significant growth in other businesses within the Specialty casualty and Property and transportation groups. Overall average renewal rates increased approximately 1% in 2015.

The $672 million (14%) increase in gross written premiums in 2014 compared to 2013 reflects $414 million in premiums from Summit (acquired in April 2014) as well as significant growth in other businesses within the Specialty casualty group. Excluding premiums from Summit, gross written premiums increased by 5% in 2014 compared to 2013. Overall average renewal rates increased approximately 3% in 2014.

Property and transportation Gross written premiums increased $113 million (5%) in 2015 compared to 2014. This increase is the result of higher gross written premiums in the transportation businesses due primarily to new accounts, higher gross written premiums in the agricultural businesses and new gross written premiums from the Singapore branch, which opened for business in June 2015, partially offset by lower gross written premiums in the property and inland marine businesses. Average renewal rates were up approximately 4% for this group in 2015, including a 5% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in 2015 and 2014.

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

Specialty casualty Gross written premiums increased $210 million (8%) in 2015 compared to 2014 reflecting $535 million in gross written premiums from Summit (acquired in April 2014) in 2015 compared to $414 million in 2014. Excluding premiums from Summit, gross written premiums increased 4% in 2015 compared to 2014. While most of the businesses in this group reported growth, the workers’ compensation, excess and surplus lines and targeted markets businesses were primary drivers of the higher premiums, partially offset by lower premiums in the general liability business, primarily the result of competitive market conditions, re-underwriting efforts within the Florida homebuilders market and the slowdown within the energy sector. Average renewal rates for this group were down 1% in 2015 due primarily to lower pricing in the workers’ compensation businesses. Excluding the workers’ compensation business, average renewal rates in this group increased 1% during 2015. Reinsurance premiums ceded as a percentage of gross written premiums declined 1 percentage point in 2015 compared to 2014 reflecting the impact of the acquisition of Summit, which cedes only about 1% of its premiums.

Gross written premiums increased $739 million (41%) in 2014 compared to 2013 reflecting $414 million in premiums from Summit, which was acquired in April 2014. Excluding premiums from Summit, gross written premiums increased 18% in 2014 compared to 2013 as a result of increased premiums in nearly all businesses in this group, particularly in the workers’ compensation, excess and surplus lines and targeted markets operations. New business opportunities and increased exposures from higher payroll on existing accounts contributed to the increase in premiums in the workers’ compensation businesses. Strong premium growth in the excess and surplus lines and targeted markets operations was the result of broadening opportunities to write business coupled with the benefit from rate increases over multiple quarters. Average renewal rates were up approximately 2% for this group in 2014. Reinsurance premiums ceded as a percentage of gross written premiums declined 6 percentage points in 2014 compared to 2013 reflecting the impact of the acquisition of Summit, which cedes only about 1% of its premiums.

Specialty financial Gross written premiums increased $32 million (5%) in 2015 compared to 2014 due primarily to higher gross written premiums in the surety, financial institutions and equipment leasing businesses. Average renewal rates for this group were flat in 2015. Reinsurance premiums ceded as a percentage of gross written premiums decreased 4 percentage points in 2015 compared to 2014, reflecting a decline in auto dealer business, which is heavily reinsured.

Gross written premiums decreased $17 million (3%) in 2014 compared to 2013. The impact of the October 2013 sale of a service contract business, which ceded all of its premiums under reinsurance contracts, more than offset growth in gross written premiums across most businesses in this group. Average renewal rates for this group decreased about 1% in 2014. Reinsurance premiums ceded as a percentage of gross written premiums declined 3 percentage points in 2014 compared to 2013 reflecting the sale of the service contract business, partially offset by higher cessions in the financial institutions business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

Combined Ratio
The table below details the components of the combined ratio for AFG’s property and casualty segment for 2015, 2014 and 2013 (dollars in millions):

	Year ended December 31,			Change		Year ended December 31,
	2015	2014	2013	2015 - 2014	2014 - 2013	2015	2014	2013
Property and transportation
Loss and LAE ratio	72.4%	74.9%	75.1%	(2.5%)	(0.2%)
Underwriting expense ratio	24.5%	23.8%	24.1%	0.7%	(0.3%)
Combined ratio	96.9%	98.7%	99.2%	(1.8%)	(0.5%)
Underwriting profit						$48	$21	$12

Specialty casualty
Loss and LAE ratio	62.9%	62.7%	57.5%	0.2%	5.2%
Underwriting expense ratio	29.8%	29.6%	33.4%	0.2%	(3.8%)
Combined ratio	92.7%	92.3%	90.9%	0.4%	1.4%
Underwriting profit						$146	$136	$102

Specialty financial
Loss and LAE ratio	29.7%	33.9%	33.5%	(4.2%)	0.4%
Underwriting expense ratio	53.4%	52.6%	52.1%	0.8%	0.5%
Combined ratio	83.1%	86.5%	85.6%	(3.4%)	0.9%
Underwriting profit						$87	$64	$67

Total Specialty
Loss and LAE ratio	62.2%	63.7%	61.7%	(1.5%)	2.0%
Underwriting expense ratio	30.9%	30.2%	31.8%	0.7%	(1.6%)
Combined ratio	93.1%	93.9%	93.5%	(0.8%)	0.4%
Underwriting profit						$295	$237	$206

Aggregate — including discontinued lines
Loss and LAE ratio	63.8%	64.3%	63.7%	(0.5%)	0.6%
Underwriting expense ratio	30.9%	30.2%	31.8%	0.7%	(1.6%)
Combined ratio	94.7%	94.5%	95.5%	0.2%	(1.0%)
Underwriting profit						$225	$212	$145

The Specialty property and casualty insurance operations generated an underwriting profit of $295 million in 2015 compared to $237 million in 2014, an increase of $58 million (24%). The higher underwriting profit in 2015 reflects higher underwriting profit across each of AFG’s property and casualty insurance sub-segments. Overall catastrophe losses were $35 million (0.8 points on the combined ratio) in 2015 compared to $28 million (0.7 points on the combined ratio) in 2014.

The Specialty property and casualty insurance operations generated an underwriting profit of $237 million in 2014 compared to $206 million in 2013, an increase of $31 million (15%). The higher underwriting profit in 2014 reflects significantly higher underwriting profit in the Specialty casualty and Property and transportation groups. Overall catastrophe losses were $28 million (0.7 points on the combined ratio) in 2014 compared to $31 million (1.0 points), in 2013.

Property and transportation Underwriting profit for this group was $48 million in 2015 compared to $21 million in 2014, an increase of $27 million (129%). Higher profits in the agricultural operations and improved year-over-year underwriting results at National Interstate, due primarily to lower adverse prior year reserve development, were partially offset by lower profitability in the property and inland marine, ocean marine and other transportation businesses.

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

Specialty casualty Underwriting profit for this group was $146 million in 2015 compared to $136 million in 2014, an increase of $10 million (7%). This increase is due primarily to higher profitability in the workers’ compensation and targeted markets businesses, partially offset by higher adverse prior year reserve development at Marketform and in the general liability and excess and surplus businesses and lower favorable prior year reserve development in the executive liability business.

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

Specialty financial Underwriting profit for this group was $87 million in 2015 compared to $64 million in 2014, an increase of $23 million (36%). This increase was driven by higher favorable prior year reserve development across the group and higher current year underwriting profitability in the fidelity and financial institutions businesses, partially offset by an increase of $6 million in catastrophe losses in 2015 compared to 2014.

Underwriting profit for this group was $64 million in 2014 compared to $67 million in 2013, a decrease of $3 million (4%). Lower profitability in the trade credit and financial institutions businesses was partially offset by higher profitability in the surety business.

Other specialty Underwriting profit for this group was $14 million in 2015 compared to $16 million in 2014, a decrease of $2 million (13%).

Underwriting profit for this group was $16 million in 2014 compared to $25 million in 2013, a decrease of $9 million (36%). The decrease is due primarily to lower favorable prior year loss development in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 63.8%, 64.3% and 63.7% in 2015, 2014 and 2013, respectively. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Year ended December 31,
	Amount			Ratio			Change in Ratio
	2015	2014	2013	2015	2014	2013	2015 - 2014	2014 - 2013
Property and transportation
Current year, excluding catastrophe losses	$1,123	$1,119	$1,116	70.2%	72.6%	73.4%	(2.4%)	(0.8%)
Prior accident years development	15	16	(1)	0.9%	1.0%	(0.1%)	(0.1%)	1.1%
Current year catastrophe losses	21	20	27	1.3%	1.3%	1.8%	—%	(0.5%)
Property and transportation losses and LAE and ratio	$1,159	$1,155	$1,142	72.4%	74.9%	75.1%	(2.5%)	(0.2%)

Specialty casualty
Current year, excluding catastrophe losses	$1,272	$1,110	$692	63.2%	62.9%	61.0%	0.3%	1.9%
Prior accident years development	(11)	(7)	(40)	(0.5%)	(0.4%)	(3.6%)	(0.1%)	3.2%
Current year catastrophe losses	4	4	1	0.2%	0.2%	0.1%	—%	0.1%
Specialty casualty losses and LAE and ratio	$1,265	$1,107	$653	62.9%	62.7%	57.5%	0.2%	5.2%

Specialty financial
Current year, excluding catastrophe losses	$175	$173	$169	33.7%	36.9%	35.9%	(3.2%)	1.0%
Prior accident years development	(30)	(17)	(14)	(5.7%)	(3.7%)	(3.0%)	(2.0%)	(0.7%)
Current year catastrophe losses	9	3	3	1.7%	0.7%	0.6%	1.0%	0.1%
Specialty financial losses and LAE and ratio	$154	$159	$158	29.7%	33.9%	33.5%	(4.2%)	0.4%

Total Specialty
Current year, excluding catastrophe losses	$2,627	$2,460	$2,023	62.2%	63.5%	63.1%	(1.3%)	0.4%
Prior accident years development	(37)	(19)	(75)	(0.8%)	(0.5%)	(2.4%)	(0.3%)	1.9%
Current year catastrophe losses	35	28	31	0.8%	0.7%	1.0%	0.1%	(0.3%)
Total Specialty losses and LAE and ratio	$2,625	$2,469	$1,979	62.2%	63.7%	61.7%	(1.5%)	2.0%

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$2,627	$2,460	$2,024	62.2%	63.5%	63.1%	(1.3%)	0.4%
Prior accident years development	33	6	(15)	0.8%	0.1%	(0.4%)	0.7%	0.5%
Current year catastrophe losses	35	28	31	0.8%	0.7%	1.0%	0.1%	(0.3%)
Aggregate losses and LAE and ratio	$2,695	$2,494	$2,040	63.8%	64.3%	63.7%	(0.5%)	0.6%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.2% in 2015, 63.5% in 2014 and 63.1% in 2013.

Property and transportation   The 2.4 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2015 compared to 2014 reflects higher profitability in the agricultural businesses.

The 0.8% percentage point decrease in the loss and LAE ratio for the 2014 current year, excluding catastrophe losses compared to 2013 reflects higher profitability in the property and inland marine business.

Specialty casualty   The 0.3 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects the inclusion of Summit following its acquisition in April 2014, which has a higher loss and LAE ratio than AFG’s overall Specialty casualty group.

The 1.9 percentage point increase in the loss and LAE ratio for the 2014 current year, excluding catastrophe losses compared to 2013 reflects the inclusion of Summit following its acquisition in April 2014, which has a higher loss and LAE ratio than AFG’s overall Specialty casualty group, partially offset by higher profitability in the California workers’ compensation business.

Specialty financial   The 3.2 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2015 compared to 2014 reflects an improvement in the loss and LAE ratio of the financial institutions, fidelity and equipment leasing businesses.

The 1.0% percentage point increase in the loss and LAE ratio for the 2014 current year, excluding catastrophe losses compared to 2013 reflects an increase in the loss and LAE ratio of the financial institutions business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $37 million in 2015 compared to $19 million in 2014 and $75 million in 2012, an increase of $18 million and a decrease of $56 million, respectively.

Property and transportation Net adverse reserve development of $15 million in 2015 reflects higher than expected claim severity at National Interstate and higher than anticipated claim frequency in the ocean marine business, partially offset by lower than expected claim severity in the property and inland marine business, agricultural operations and a run-off book of homebuilders business.

Net adverse reserve development of $16 million in 2014 reflects higher than expected severity in commercial auto liability losses written in the transportation businesses, partially offset by lower than expected claim frequency and severity in the property and inland marine business and lower than expected claim frequency in the agricultural operations.

Net favorable reserve development of $1 million in 2013 reflects lower than expected claims handling expense in the crop business and lower claim severity in the property and inland marine and ocean marine businesses, substantially offset by adverse development from higher than expected claim severity in commercial auto liability business written in the transportation businesses.

Specialty casualty Net favorable reserve development of $11 million in 2015 includes lower than anticipated claim severity in workers’ compensation business, lower than anticipated claim severity and frequency in excess liability insurance and lower than expected claim severity in directors and officers liability insurance, partially offset by adverse reserve development at Marketform.

Net favorable reserve development of $7 million in 2014 reflects lower than expected claim severity in directors and officers liability insurance, lower than expected claim severity and frequency in excess liability insurance and lower than anticipated claim severity in specialty workers’ compensation business, partially offset by higher than expected severity in contractor claims and in a run-off book of casualty business and adverse reserve development at Marketform.

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

Specialty financial Net favorable reserve development of $30 million in 2015 reflects lower than anticipated claim frequency and severity in the surety business and products for financial institutions and lower than expected claim severity in the fidelity business and run-off collateral value insurance.

Net favorable reserve development of $17 million in 2014 reflects lower than expected claim severity in the surety and fidelity businesses and lower than expected claim frequency and severity in the trade credit business and products for financial institutions.

Net favorable reserve development of $14 million in 2013 is due to lower than expected claim frequency and severity in the trade credit and financial institutions businesses as economic conditions did not affect these lines as adversely as had been anticipated.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $11 million in both 2015 and 2014 and $20 million in 2013, reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Asbestos and Environmental Reserve Charges   As previously discussed under “Uncertainties” — “Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG has established property and casualty reserves for claims related to environmental exposures and asbestos claims. Total charges recorded to increase reserves (net of reinsurance recoverable) for A&E exposures of AFG’s property and casualty group (included in loss and loss adjustment expenses) were $67 million in 2015, $24 million in 2014 and $59 million in 2013.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty segment includes the A&E charges mentioned above and adverse reserve development of $3 million in 2015, $1 million in 2014 and $1 million in 2013 related to run-off assumed insurance business.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. The $21 million of catastrophe losses in the Property and transportation group in 2015 resulted primarily from winter storms in the first quarter and multiple storms in the midwestern and central United States in the second and third quarters. The $9 million of catastrophe losses in the Specialty financial group in 2015 resulted primarily from flooding in the midwestern United States. The $20 million of catastrophe losses in the Property and transportation group in 2014 were primarily from winter storms in the month of January and multiple storms in the midwestern and central United States in the second quarter. The $27 million of catastrophe losses in the Property and transportation group in 2013 resulted primarily from spring storms in the southeastern United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.30 billion in 2015 compared to $1.17 billion in 2014, an increase of $132 million (11%). AFG’s underwriting expense ratio was 30.9% in 2015 compared to 30.2% in 2014, an increase of 0.7 percentage points.

AFG’s property and casualty U/W Exp were $1.17 billion in 2014 compared to $1.02 billion in 2013, an increase of $153 million (15%). AFG’s underwriting expense ratio was 30.2% in 2014 compared to 31.8% in 2013, a decrease of 1.6 percentage points.

Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Year ended December 31,						Change in % of NEP
	2015		2014		2013		2015 - 2014	2014 - 2013
	U/W Exp	% of NEP	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$392	24.5%	$368	23.8%	$367	24.1%	0.7%	(0.3%)
Specialty casualty	600	29.8%	522	29.6%	380	33.4%	0.2%	(3.8%)
Specialty financial	276	53.4%	246	52.6%	244	52.1%	0.8%	0.5%
Other specialty	36	36.1%	36	35.5%	28	35.9%	0.6%	(0.4%)
	$1,304	30.9%	$1,172	30.2%	$1,019	31.8%	0.7%	(1.6%)

The $132 million increase in commissions and other underwriting expenses reflects the acquisition of Summit in April 2014. The overall increase of 0.7% in AFG’s expense ratio in 2015 as compared to 2014 reflects higher profitability-based commissions paid to agents and brokers, partially offset by the impact of higher premiums on the ratio.

The $153 million increase in commissions and other underwriting expenses in 2014 compared to 2013 reflects the acquisition of Summit in April 2014. The overall decrease of 1.6% in commissions and other underwriting expenses in 2014 compared to 2013 reflects the acquisition of Summit, which has a lower expense ratio than AFG’s overall property and casualty operations.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.7 percentage points in 2015 compared to 2014 reflecting higher profitability-based commissions paid to agents and brokers, partially offset by the impact of higher premiums on the ratio.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.3 percentage points in 2014 compared to 2013 reflecting lower profitability-based commissions paid to agents and brokers, an increase in ceding commissions received from reinsurers and a change in the mix of business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.2 percentage points in 2015 compared to 2014 due primarily to a charge of $6 million in the second quarter of 2015 to write off certain previously capitalized project costs, partially offset by the impact of higher premiums on the ratio.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 3.8 percentage points in 2014 compared to 2013 due primarily to the inclusion of Summit following its acquisition in April 2014, which has a lower expense ratio than AFG’s overall Specialty casualty group, and the impact of higher premiums across the Specialty casualty group on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.8 percentage points in 2015 compared to 2014 reflecting higher profitability-based commissions paid to agents and brokers, partially offset by the impact of higher premiums on the ratio.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.5 percentage points in 2014 compared to 2013 due primarily to the impact of $5 million in reinsurance reinstatement premiums paid in 2014 on the ratio.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $319 million in 2015 compared to $294 million in 2014, an increase of $25 million (9%). Net investment income in AFG’s property and casualty operations was $294 million in 2014 compared to $263 million in 2013, an increase of $31 million (12%). Net investment income in AFG’s property and casualty operations includes $11 million in 2015 and $8 million in 2014, from recording equity in the earnings of limited partnerships and similar investments. Equity in the earnings of these investments had not been material and was included in realized gains (losses) on securities prior to 2014. In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Year ended December 31,			2015 - 2014		2014 - 2013
	2015	2014	2013	Change	% Change	Change	% Change
Net investment income	$319	$294	$263	$25	9%	$31	12%

Average invested assets (at amortized cost)	$8,956	$7,849	$6,863	$1,107	14%	$986	14%

Yield (net investment income as a % of average invested assets)	3.56%	3.75%	3.83%	(0.19%)		(0.08%)

Tax equivalent yield (*)	4.13%	4.32%	4.43%	(0.19%)		(0.11%)

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty segment in 2015 compared to 2014 is due primarily to the investment of cash acquired in the Summit acquisition, which occurred over the two quarters following the April 2014 acquisition, as well as growth in the property and casualty segment. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.56% in 2015 compared to 3.75% in 2014, a decline of 0.19 percentage points reflecting the impact of lower yields available in the financial markets and lower earnings from other investments.

The increase in average invested assets and net investment income in the property and casualty segment in 2014 compared to 2013 is due primarily to the investment of cash acquired in the Summit acquisition in April 2014 and organic growth in the property and casualty segment. The property and casualty segment’s overall yield on investments was 3.75% in 2014 compared to 3.83% in 2013, a decline of 0.08 percentage points. The impact of equity in the earnings of limited partnerships and similar investments and strong investment results in the first nine months of 2014 was more than offset by the impact of lower yields available in the financial markets.

Property and Casualty Other Income and Expenses, Net
GAAP other income and expenses, net for AFG’s property and casualty operations was net income of $32 million in 2015 and a net expense of $50 million and $33 million in 2014 and 2013, respectively. Core other income and expenses, net for AFG’s property and casualty operations was a net expense of $34 million, $50 million and $33 million in 2015, 2014 and 2013, respectively. The table below details the items included in GAAP and core other income and expenses, net for AFG’s property and casualty operations (in millions):

	Year ended December 31,
	2015	2014	2013
Other income
Income from the sale of real estate (*)	$3	$2	$6
Other	9	7	9
Total other income	12	9	15
Other expenses
Amortization of intangibles	8	19	14
Tender offer expenses	—	3	—
Other	36	33	31
Total other expense	44	55	45
Interest expense	2	4	3
Core other income and expenses, net	(34)	(50)	(33)
Pretax non-core gain on sale of hotel and apartment property	66	—	—
GAAP other income and expenses, net	$32	$(50)	$(33)

(*)
Excludes the $51 million pretax non-core gain on the sale of Le Pavillon Hotel in the second quarter of 2015 and the $15 million pretax non-core gain on the sale of an apartment property in the fourth quarter of 2015.

The lower amortization of intangibles in 2015 compared to 2014 reflects the impact of intangible assets related to three acquisitions that became fully amortized in 2014. Amortization of intangibles includes $7 million in 2015 and $5 million in 2014 related to the Summit acquisition.

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

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $331 million in GAAP pretax earnings in 2015 compared to $328 million in 2014, an increase of $3 million (1%). While AFG’s average annuity investments (at amortized cost) were 12% higher in 2015 as compared to 2014, the benefit of this growth and the impact that fluctuations in interest rates had on the fair value accounting for fixed-indexed annuities (“FIAs”) was offset by the negative impact that the stock market decrease had on certain annuity reserves in 2015 compared to a stock market increase in 2014, the run-off of higher yielding investments and higher general and administrative expenses in 2015 compared to 2014. AFG’s periodic detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations resulted in a net annuity expense reduction of $10 million in 2015 compared to $1 million in 2014.

AFG’s annuity operations contributed $328 million in GAAP pretax earnings in 2014 compared to $323 million in 2013, an increase of $5 million (2%). AFG’s annuity operations contributed $328 million in core pretax earnings in both 2014 and 2013. While AFG’s average annuity investments (at amortized cost) were 17% higher in 2014 as compared to 2013, the benefit of this growth was offset by the run-off of higher yielding investments, and the impact that fluctuations in interest rates in 2014 and 2013 had on the fair value accounting for FIAs. Operating earnings also include a net unlocking expense reduction of $1 million in 2014 compared to a $2 million charge in 2013.

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

The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for 2015, 2014 and 2013 (dollars in millions):

	Year ended December 31,			% Change
	2015	2014	2013	2015 - 2014	2014 - 2013
Revenues:
Net investment income	$1,224	$1,136	$1,034	8%	10%
Other income:
Guaranteed withdrawal benefit fees	43	34	25	26%	36%
Policy charges and other miscellaneous income	55	63	52	(13%)	21%
Total revenues	1,322	1,233	1,111	7%	11%

Costs and Expenses:
Annuity benefits (a)	732	648	531	13%	22%
Acquisition expenses	163	175	159	(7%)	10%
Other expenses (b)	96	82	93	17%	(12%)
Total costs and expenses	991	905	783	10%	16%
Core earnings before income taxes	331	328	328	1%	—%
Pretax non-core ELNY guaranty fund assessments	—	—	(5)	—%	(100%)
GAAP earnings before income taxes	$331	$328	$323	1%	2%

Detail of annuity earnings before income taxes (dollars in millions):

	Year ended December 31,			% Change
	2015	2014	2013	2015 - 2014	2014 - 2013
Core earnings before income taxes — before the impact of derivatives related to FIAs	$354	$362	$313	(2%)	16%
Impact of derivatives related to FIAs	(23)	(34)	15	(32%)	(327%)
Core earnings before income taxes	331	328	328	1%	—%
Pretax non-core ELNY guaranty fund assessments	—	—	(5)	—%	(100%)
GAAP earnings before income taxes	$331	$328	$323	1%	2%

(a)	Annuity benefits consisted of the following (dollars in millions):

	Year ended December 31,			% Change
	2015	2014	2013	2015 - 2014	2014 - 2013
Interest credited — fixed	$532	$497	$451	7%	10%
Interest credited — fixed component of variable annuities	6	6	6	—%	—%
Change in expected death and annuitization reserve	19	18	19	6%	(5%)
Amortization of sales inducements	26	26	30	—%	(13%)
Change in guaranteed withdrawal benefit reserve	63	41	38	54%	8%
Change in other benefit reserves	22	12	7	83%	71%
Subtotal before impact of derivatives related to FIAs and unlocking	668	600	551	11%	9%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	(11)	240	184	(105%)	30%
Equity option mark-to-market	56	(181)	(210)	(131%)	(14%)
Impact of derivatives related to FIAs	45	59	(26)	(24%)	(327%)
Unlocking	19	(11)	6	(273%)	(283%)
Total annuity benefits	$732	$648	$531	13%	22%

(b)	Other expenses exclude the $5 million pretax non-core charge for ELNY guaranty fund assessments in 2013.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity benefit expense.

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Year ended December 31,			% Change
	2015	2014	2013	2015 - 2014	2014 - 2013
Average fixed annuity investments (at amortized cost)	$25,174	$22,391	$19,151	12%	17%
Average fixed annuity benefits accumulated	24,898	22,119	18,696	13%	18%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.83%	5.03%	5.35%
Interest credited — fixed	(2.14%)	(2.25%)	(2.41%)
Net interest spread	2.69%	2.78%	2.94%

Policy charges and other miscellaneous income	0.18%	0.18%	0.22%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.35%)	(0.28%)	(0.37%)
Acquisition expenses	(0.74%)	(0.67%)	(0.85%)
Other expenses (*)	(0.36%)	(0.34%)	(0.46%)
Change in fair value of derivatives related to FIAs	(0.18%)	(0.27%)	0.13%
Unlocking	0.02%	0.01%	(0.01%)
Net spread earned on fixed annuities	1.26%	1.41%	1.60%

(*)	Excludes the $5 million pretax non-core charge for ELNY guaranty fund assessments. Including this charge, the net spread earned on fixed annuities was 1.57% in 2013.

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities, excluding the impact of the non-core charge for ELNY guaranty fund assessments:

	Year ended December 31,
	2015	2014	2013
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.35%	1.56%	1.52%
Impact of derivatives related to fixed-indexed annuities (*)	(0.09%)	(0.15%)	0.08%
Net spread earned on fixed annuities	1.26%	1.41%	1.60%

(*)
Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income in 2015 was $1.22 billion compared to $1.14 billion in 2014, an increase of $88 million (8%). This increase reflects primarily the growth in AFG’s annuity business, partially offset by the run-off of higher yielding investments. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.20 percentage points in 2015 compared to 2014. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets.

Net investment income in 2014 was $1.14 billion compared to $1.03 billion in 2013, an increase of $102 million (10%). This increase primarily reflects the growth in AFG’s annuity business, partially offset by the run-off of higher yielding investments. The overall yield earned on investments in AFG’s annuity operations declined by 0.32 percentage points in 2014 compared to 2013. This decline in net investment yield reflects the investment of new premium dollars at lower yields as compared to the existing investment portfolio and the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets.

Annuity Interest Credited — Fixed
Interest credited — fixed in 2015 was $532 million compared to $497 million in 2014, an increase of $35 million (7%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.11 percentage points in 2015 compared to 2014. During 2015, interest rates credited on new premiums generally ranged from 1.00% to 2.80%.

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

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.09 percentage points in 2015 compared to 2014 due primarily to the run-off of higher yielding investments, partially offset by lower crediting rates. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings.

AFG’s net interest spread decreased 0.16 percentage points in 2014 compared to 2013 due primarily to the run-off of higher yielding investments, partially offset by lower crediting rates.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges and the amortization of deferred upfront policy charges (unearned revenue), were $55 million in 2015 compared to $63 million in 2014, a decrease of $8 million (13%). Excluding the impact of unlocking charges of $2 million in 2015 and unlocking income of $10 million in 2014 related to unearned revenue, annuity policy charges and other miscellaneous income were $57 million in 2015 and $53 million in 2014, an increase of $4 million (8%). This increase reflects the impact of $6 million in income from the sale of real estate recorded in 2015.

Annuity policy charges and other miscellaneous income were $63 million in 2014 compared to $52 million in 2013, an increase of $11 million (21%). Excluding the impact of unlocking income of $10 million in 2014 related to unearned revenue, annuity policy charges and other miscellaneous income were $53 million in 2014 and $52 million in 2013, an increase of $1 million (2%). This increase reflects growth in the business, partially offset by the impact of $4 million in income from the sale of real estate recorded in 2013.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity policy charges and other miscellaneous income.

Other Annuity Benefits
Other annuity benefits, net of guaranteed withdrawal benefit fees (excluding the impact of unlocking) were $87 million in 2015, $63 million in 2014 and $69 million in 2013, representing an increase of $24 million (38%) in 2015 compared to 2014 and a decrease of $6 million (9%) in 2014 compared to 2013. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Year ended December 31,
	2015	2014	2013
Change in expected death and annuitization reserve	$19	$18	$19
Amortization of sales inducements	26	26	30
Change in guaranteed withdrawal benefit reserve	63	41	38
Change in other benefit reserves	22	12	7
Other annuity benefits	130	97	94
Offset guaranteed withdrawal benefit fees	(43)	(34)	(25)
Other annuity benefits, net	$87	$63	$69

The $24 million increase in other annuity benefits, net of guaranteed withdrawal benefit fees in 2015 compared to 2014 reflects higher expenses related to products with guaranteed withdrawal benefit features. The guaranteed withdrawal benefit reserve related to FIAs is inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits increases when the benefit of stock market participation decreases.

The $6 million decrease in other annuity benefits, net of guaranteed withdrawal benefit fees in 2014 compared to 2013 reflects increased fees from products with guaranteed withdrawal benefit features.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity benefits expense.

Annuity Acquisition Expenses
Excluding the impact of unlocking charges (expense reductions), AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.74% in 2015 compared to 0.67% in 2014 and 0.85% in 2013 and has generally ranged between 0.70% and 0.80%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of the stock market decrease in 2015 and lower than anticipated interest rates during 2015 and 2014 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of DPAC; conversely, higher interest rates in 2013 had a positive impact on the fair value of the derivatives, resulting in a partially offsetting acceleration in the amortization of DPAC.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity and supplemental insurance acquisition expenses. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Annuity Other Expenses
Excluding the non-core ELNY guaranty fund assessments charge in 2013, annuity other expenses were $96 million in 2015, $82 million in 2014 and $93 million in 2013, representing an increase of $14 million (17%) in 2015 compared to 2014 and a decrease of $11 million (12%) in 2014 compared to 2013. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses increased 0.02 percentage points in 2015 compared to 2014 due primarily to higher expenses related to professional services and employee compensation plans. Annuity other expenses for 2014 includes the favorable impact of settling certain accrued expenses at a lower cost than previously estimated, while annuity other expenses for 2013 includes a $7 million charge to write off certain previously capitalized project costs. In general this percentage is expected to decrease as AFG’s annuity business grows and annuity other expenses remain relatively stable.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately 60% of annuity benefits accumulated at December 31, 2015, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. Excluding the impact of unlocking charges, the net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $45 million in 2015 and $59 million in 2014, reflecting the negative impact of the decline in the stock market in 2015 and lower than anticipated interest rates in 2015 and 2014 on these derivatives. Conversely, the net change in fair value of the derivatives related to fixed-indexed annuities reduced annuity benefits by $26 million in 2013 due to the positive impact of higher market interest rates and the net impact of strong market performance on these derivatives.

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

	Year ended December 31,			% Change
	2015	2014	2013	2015 - 2014	2014 - 2013
Core earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$354	$362	$313	(2%)	16%
Change in fair value of derivatives related to fixed-indexed annuities	(45)	(59)	26	(24%)	(327%)
Related impact on amortization of DPAC (*)	22	25	(11)	(12%)	(327%)
Core earnings before income taxes	331	328	328	1%	—%
Pretax non-core ELNY guaranty fund assessments	—	—	(5)	—%	(100%)
GAAP earnings before income taxes	$331	$328	$323	1%	2%

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, net of the related impact on amortization of DPAC decreased the annuity segment’s earnings before income taxes by $23 million and $34 million in 2015 and 2014, respectively, and increased the annuity segment’s earnings before income taxes by $15 million in 2013.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.15 percentage points in 2015 compared to 2014 due primarily to the 0.09 percentage points decrease in AFG’s net interest spread, the impact of the decline in the stock market on guaranteed withdrawal benefit reserves, and higher general and administrative expenses, partially offset by income from the sale of real estate recorded primarily in the first quarter of 2015.

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

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for 2015, 2014 and 2013 (in millions):

	Year ended December 31,
	2015	2014	2013
Beginning fixed annuity reserves	$23,462	$20,679	$17,274
Fixed annuity premiums (receipts)	4,098	3,649	3,981
Federal Home Loan Bank advances	345	—	200
Surrenders, benefits and other withdrawals	(1,932)	(1,673)	(1,493)
Sale of subsidiaries	(261)	—	—
Interest and other annuity benefit expenses:
Interest credited	532	497	451
Embedded derivative mark-to-market	(11)	240	184
Change in other benefit reserves	115	81	78
Unlocking	23	(11)	4
Ending fixed annuity reserves	$26,371	$23,462	$20,679

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$26,371	$23,462	$20,679
Impact of unrealized investment gains	64	111	71
Fixed component of variable annuities	187	191	194
Annuity benefits accumulated per balance sheet	$26,622	$23,764	$20,944

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $4.14 billion in 2015, $3.70 billion in 2014 and $4.03 billion in 2013, an increase of $444 million (12%) in 2015 compared to 2014 and a decrease of $337 million (8%) in 2014 compared to 2013. The following table summarizes AFG’s annuity sales (dollars in millions):

	Year ended December 31,			% Change
	2015	2014	2013	2015 - 2014	2014 - 2013
Financial institutions single premium annuities — indexed	$1,741	$1,489	$1,102	17%	35%
Financial institutions single premium annuities — fixed	229	332	628	(31%)	(47%)
Retail single premium annuities — indexed	1,864	1,533	1,879	22%	(18%)
Retail single premium annuities — fixed	70	101	165	(31%)	(39%)
Education market — fixed and indexed annuities	194	194	207	—%	(6%)
Total fixed annuity premiums	4,098	3,649	3,981	12%	(8%)
Variable annuities	42	47	52	(11%)	(10%)
Total annuity premiums	$4,140	$3,696	$4,033	12%	(8%)

Management attributes the 12% increase in annuity premiums in 2015 compared to 2014 to the significant rise of interest rates during the second quarter of 2015 from first quarter 2015 lows, allowing AFG to raise the crediting rates on its annuities and become more competitive in its markets.

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

Annuity Unlocking
In 2015, 2014 and 2013, AFG conducted its detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations. As a result of these reviews, AFG recorded net expense reductions related to its annuity business of $10 million in 2015 and $1 million in 2014 and a net annuity unlocking charge of $2 million in 2013, which impacted AFG’s financial statements as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Policy charges and other miscellaneous income:
Unearned revenue	$(2)	$10	$—
Total revenues	(2)	10	—
Annuity benefits:
Fixed-indexed annuities embedded derivative	28	(58)	(2)
Sales inducements	(4)	—	2
Other reserves	(5)	47	6
Total annuity benefits	19	(11)	6
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	(31)	20	(4)
Total costs and expenses	(12)	9	2
Net expense reduction (charge)	$10	$1	$(2)

See “Results of Operations — Quarters ended December 31, 2015 and 2014 — Annuity Segment — Results of Operations — Annuity Unlocking” for a discussion of the overall net expense reduction and charge from the periodic review of actuarial assumptions in 2015 and 2014.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the GAAP and core net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for 2015, 2014 and 2013 (in millions):

	Year ended December 31,
	2015	2014	2013
Earnings on fixed annuity benefits accumulated (a)	$313	$312	$300
Earnings on investments in excess of fixed annuity benefits accumulated (b)	13	14	24
Variable annuity earnings (loss)	5	2	4
Core earnings before income taxes	331	328	328
Pretax non-core ELNY guaranty fund assessments	—	—	(5)
GAAP earnings before income taxes	$331	$328	$323

(a)	Excludes the $5 million pretax non-core charge for ELNY guarantee fund assessments in 2013.

(b)
Net investment income (as a % of investments) of 4.83% and 5.03% and 5.35% in 2015, 2014 and 2013, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations AFG’s run-off long-term care and life segment incurred GAAP pretax losses of $152 million in 2015, which includes a $166 million pretax non-core realized loss on the sale of the subsidiaries containing substantially all of AFG’s run-off long-term care insurance business. See Note B — “Acquisitions and Sale of Businesses” to the financial statements. The following table details AFG’s GAAP and core earnings (loss) before income taxes from its run-off long-term care and life operations in 2015, 2014 and 2013 (dollars in millions):

	Year ended December 31,			% Change
	2015	2014	2013	2015 - 2014	2014 - 2013
Revenues:
Net earned premiums:
Long-term care	$73	$74	$76	(1%)	(3%)
Life operations	31	34	38	(9%)	(11%)
Net investment income	80	82	76	(2%)	8%
Other income	4	5	5	(20%)	—%
Total revenues	188	195	195	(4%)	—%

Costs and Expenses:
Life, accident and health benefits:
Long-term care	91	119	113	(24%)	5%
Life operations	40	45	47	(11%)	(4%)
Acquisition expenses	16	18	19	(11%)	(5%)
Other expenses	27	23	26	17%	(12%)
Total costs and expenses	174	205	205	(15%)	—%
Core earnings (loss) before income taxes	14	(10)	(10)	(240%)	—%
Pretax non-core realized loss on subsidiaries	(166)	—	—	—%	—%
GAAP loss before income taxes	$(152)	$(10)	$(10)	1,420%	—%

Higher long-term care and life core earnings before income taxes in 2015 as compared to 2014 reflects improved claims experience, rate increases, lower persistency and a $5 million loss in 2014 on the commutation of a reinsurance agreement.

The $6 million increase in long-term care benefit expense in 2014 as compared to 2013 is due primarily to a $5 million loss on the commutation of a reinsurance agreement.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $176 million in 2015 compared to $149 million in 2014, an increase of $27 million (18%). AFG’s net core pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $160 million in 2015 compared to $143 million in 2014, an increase of $17 million (12%).

AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains) totaled $149 million in 2014 compared to $190 million in 2013, a decrease of $41 million (22%). AFG’s net core pretax loss outside of its insurance operations (excluding realized gains) totaled $143 million in 2014 compared to $168 million in 2013, a decrease of $25 million (15%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations in 2015, 2014 and 2013 (dollars in millions):

	Year ended December 31,			% Change
	2015	2014	2013	2015 - 2014	2014 - 2013
Revenues:
Net investment income	$4	$5	$8	(20%)	(38%)
Other income — P&C fees	54	—	—	—%	—%
Other income	24	36	27	(33%)	33%
Total revenues	82	41	35	100%	17%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	16	—	—	—%	—%
Interest charges on borrowed money	72	69	68	4%	1%
Other expense — expenses associated with P&C fees	38	—	—	—%	—%
Other expenses (*)	116	115	135	1%	(15%)
Total costs and expenses	242	184	203	32%	(9%)
Core loss before income taxes, excluding realized gains and losses	(160)	(143)	(168)	12%	(15%)
Pretax non-core special A&E charges	(12)	(6)	(22)	100%	(73%)
Pretax non-core loss on early retirement of debt	(4)	—	—	—%	—%
GAAP loss before income taxes, excluding realized gains and losses	$(176)	$(149)	$(190)	18%	(22%)

(*)
Excludes pretax non-core special A&E charges of $12 million, $6 million and $22 million in 2015, 2014 and 2013, respectively, and a pretax non-core loss on early retirement of debt of $4 million in 2015.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $4 million, $5 million and $8 million in 2015, 2014 and 2013, respectively.

Holding Company and Other — P&C Fees and Related Expenses
Summit, the workers’ compensation insurance business that AFG acquired in April 2014, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In 2015, AFG collected $54 million in fees for these services. Management views this fee income, net of the $38 million in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results. Beginning with the first quarter of 2015, these fees are shown in other income and the related expenses are shown in other expenses in AFG’s Statement of Earnings.

Holding Company and Other — Other Income
Other income in the table above includes $15 million, $25 million and $16 million in 2015, 2014 and 2013, respectively of management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The $25 million of management fees in 2014 includes $13 million of incentive management fees earned in connection with the liquidation of three CLOs. The management fees are eliminated in consolidation — see the other income line in the Consolidated MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $9 million in 2015 and $11 million in both 2014 and 2013.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $72 million in 2015 compared to $69 million in 2014, an increase of $3 million (4%). This increase reflects the September 2014 issuance of $150 million of 6-1/4% Subordinated Debentures due 2054 and the November 2015 issuance of $150 million of 6% Subordinated Debentures due 2055, partially offset by the favorable impact of the interest rate swap entered into in June 2015 and the September 2015 redemption of $132 million of 7% Senior Notes due 2050.

AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $69 million in 2014 compared to $68 million in 2013, an increase of $1 million (1%). AFG issued $150 million of 6-1/4% Subordinated Debentures in late September 2014.

Holding Company and Other — A&E Charges
As a result of the comprehensive external studies and internal review of A&E exposures discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG’s holding companies and other operations outside of its insurance operations recorded non-core special charges of $12 million in 2015, $6 million in 2014 and $22 million in 2013 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. These charges related to slightly higher estimated costs at sites where remediation is underway, coupled with higher estimated cleanup costs at a limited number of sites. Total charges recorded to increase liabilities for A&E exposures of AFG’s former railroad and manufacturing operations (included in other expenses) were $22 million in 2015, $13 million in 2014 and $29 million in 2013.

Holding Company and Other — Loss on Early Retirement of Debt
AFG wrote off unamortized debt issuance costs of $4 million related to the redemption of its $132 million outstanding 7% Senior Notes due 2050 at par value on September 30, 2015.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges and the non-core loss on early retirement of debt, AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $116 million, $115 million and $135 million in 2015, 2014 and 2013, respectively. The $20 million (15%) decrease in 2014 compared to 2013 reflects the impact of higher holding company expenses in 2013, primarily related to employee benefit plans that are tied to stock market performance and certain share-based incentive plans.

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were losses of $19 million in 2015 compared to gains of $52 million in 2014, a decrease of $71 million (137%). AFG’s consolidated realized gains on securities were $52 million in 2014 compared to $221 million in 2013, a decrease of $169 million (76%). Realized gains (losses) on securities consisted of the following (in millions):

	Year ended December 31,
	2015	2014	2013
Realized gains (losses) before impairments:
Disposals	$122	$89	$233
Change in the fair value of derivatives	(11)	1	1
Adjustments to annuity deferred policy acquisition costs and related items	(5)	(2)	(1)
	106	88	233
Impairment charges:
Securities	(140)	(41)	(15)
Adjustments to annuity deferred policy acquisition costs and related items	15	5	3
	(125)	(36)	(12)
Realized gains (losses) on securities	$(19)	$52	$221
Realized gains on disposals include gains on sales of shares of Verisk Analytics, Inc. of $49 million in 2013.

AFG’s impairment charges on securities in 2015 consist of $94 million on equity securities, $43 million on fixed maturities and $3 million on other investments. Approximately $41 million of the charges are on real estate and mortgage related investments, $38 million are on energy related investments and $12 million are on investments in asset managers.

Consolidated Realized Gains (Losses) on Subsidiaries   In addition to the $166 million pretax realized loss on the sale of substantially all of AFG’s run-off long-term care insurance business recorded in 2015, AFG recorded a $5 million pretax realized gain in the third quarter of 2015 representing an adjustment to the previously recognized loss on a small property and casualty subsidiary sold several years ago.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $195 million in 2015 compared to $220 million in 2014, a decrease of $25 million (11%). AFG’s consolidated provision for income taxes was $220 million in 2014 compared to $236 million in 2013, a decrease of $16 million (7%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was earnings of $18 million in 2015 compared to a net loss of $46 million in 2014, an improvement of $64 million (139%). AFG’s consolidated net loss attributable to noncontrolling interests was $46 million in 2014 compared to $18 million in 2013, an increase of $28 million (156%). The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Year ended December 31,			% Change
	2015	2014	2013	2015 - 2014	2014 - 2013
National Interstate	$10	$5	$8	100%	(38%)
Managed Investment Entities	—	(51)	(26)	(100%)	96%
Other	8	—	—	—%	—%
Earnings (loss) attributable to noncontrolling interests	$18	$(46)	$(18)	(139%)	156%

The losses of Managed Investment Entities in 2014 and 2013 represent CLO losses that ultimately inure to holders of the CLO debt. See Note A — “Accounting Policies — Managed Investment Entities” to the financial statements for a discussion of accounting guidance adopted in 2015 that affects the measurement of the fair value of CLO liabilities. Under the new guidance, there are no longer any CLO earnings or losses to be attributed to noncontrolling interests in AFG’s Statement of Earnings.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, which will require debt issuance costs to be presented in the balance sheet as a direct reduction in the carrying value of long-term debt (consistent with the treatment of debt discounts) with the periodic amortization of such costs included in interest expense. AFG currently carries debt issuance costs as a deferred charge ($23 million at December 31, 2015 and included in other assets in AFG’s Balance Sheet) with the periodic amortization ($1 million in 2015) included in other expenses in AFG’s Statement of Earnings. The updated guidance, which AFG will be required to adopt effective January 1, 2016, does not affect the overall recognition and measurement guidance for debt issuance costs. Accordingly, the guidance will have no overall impact on AFG’s Shareholders’ Equity or results of operations.

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

Fixed Maturity Portfolio   The fair value of AFG’s fixed maturity portfolio is directly impacted by changes in market interest rates. AFG’s fixed maturity portfolio is comprised of primarily fixed-rate investments with intermediate-term maturities. This practice is designed to allow flexibility in reacting to fluctuations of interest rates. The portfolios of AFG’s insurance operations are managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. AFG’s annuity and run-off long-term care and life operations attempt to align the duration of their invested assets to the projected cash flows of policyholder liabilities.

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

	2015	2014
Fair value of fixed maturity portfolio	$32,538	$31,000
Percentage impact on fair value of 100 bps increase in interest rates	(5.0%)	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,627)	$(1,550)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	700	650
Estimated pretax impact on accumulated other comprehensive income	(927)	(900)
Deferred income tax	325	315
Noncontrolling interests	13	12
Estimated after-tax impact on accumulated other comprehensive income	$(589)	$(573)

At December 31, 2015, $1.93 billion (approximately 5%) of AFG’s investment portfolio consisted of securities issued by energy and commodity related entities. Investment-grade rated fixed maturities and equity securities represented about 82% and 6% of that total, respectively. The aggregate unrealized loss on AFG’s exposure to these entities was $142 million.

Municipal bonds represented approximately 21% of AFG’s fixed maturity portfolio at December 31, 2015. AFG’s municipal bond portfolio is high quality, with 98% of the securities rated investment-grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2015, approximately 75% of the municipal bond portfolio was held in revenue bonds, with the remaining 25% held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

Certain European countries, including the so-called “peripheral countries” (Greece, Portugal, Ireland, Italy and Spain) have been experiencing varying degrees of financial stress over the past few years and there remains uncertainty as to future developments and the impact on global financial markets. At December 31, 2015, less than 5% of AFG’s cash and investments consisted of European debt and AFG owned no sovereign debt issued by the peripheral countries.

Annuity Contracts   Substantially all of AFG’s fixed rate annuity contracts permit AFG to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. In 2003, AFG began issuing products with guaranteed minimum interest rates (“GMIRs”) of less than 2% in states where required approvals have been received. The GMIR on virtually all new product sales since 2010 is 1%. At December 31, 2015, AFG is able to reduce the average crediting rate of its $20 billion of traditional and fixed-indexed annuities without guaranteed withdrawal benefits by approximately 72 basis points (on a weighted average basis).

As presented in Item 7 — Management’s Discussion and Analysis — “Results of Operations — Years ended December 31, 2015, 2014 and 2013” — “Net Spread on Fixed Annuities,” the interest credited rate as a percent of fixed annuity benefits accumulated on AFG’s in-force block of fixed annuities was 2.14% for the year ended December 31, 2015. Management estimates that the interest credited rate on this in-force business will range from 2.15% to 2.20% over the next five years. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and other withdrawals and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above. During 2015, interest rates credited on new premiums of AFG’s fixed annuity products generally ranged from 1.00% to 2.80%.

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

	First	Second	Third	Fourth	Fifth	Thereafter	Total	Fair Value (*)
2015	$2,070	$2,380	$2,710	$2,817	$3,035	$19,268	$32,280	$25,488
2014	2,004	2,211	2,285	2,434	2,510	16,825	28,269	23,187

(*)	Fair value of annuity benefits accumulated excluding life contingent annuities in the payout phase (carrying value of $200 million at December 31, 2015 and $203 million at December 31, 2014).

AFG’s fixed-indexed annuities, which represented approximately 60% of annuity benefits accumulated at December 31, 2015, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. See Note D — “Fair Value Measurements” and Note F — “Derivatives” to the financial statements for a discussion of these derivatives.
Long-Term Debt   The following table shows scheduled principal payments on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter (dollars in millions):

	December 31, 2015				December 31, 2014
	Scheduled Principal Payments	Rate			Scheduled Principal Payments	Rate
2016	$—	—%		2015	$14	5.7%
2017	—	—%		2016	45	6.1%
2018	—	—%		2017	—	—%
2019	350	9.9%	(*)	2018	—	—%
2020	—	—%		2019	350	9.9%
Thereafter	658	6.2%		Thereafter	640	6.4%
Total	$1,008	7.5%		Total	$1,049	7.5%

Fair Value	$1,108			Fair Value	$1,168

(*)
In June 2015, AFG entered into an interest rate swap that effectively converts its 9-7/8% Senior Notes due 2019 to a floating rate of three-month LIBOR plus 8.099% (8.6110% at December 31, 2015). The 9-7/8% Senior Notes appear in the table above (at the contractual 9-7/8% interest rate) because the notes themselves are fixed-rate obligations.

National Interstate had $12 million in borrowings outstanding under a bank credit facility at December 31, 2015 and 2014. No amounts were outstanding under AFG’s bank credit facility at December 31, 2015 or 2014.

ITEM 8

Financial Statements and Supplementary Data

Selected Quarterly Financial Data has been included in Note N to the Consolidated Financial Statements.

ITEM 9A

Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2015 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s Co-Chief Executive Officers and Chief Financial Officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, based on the criteria set forth in “Internal Control — Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2015. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2015, is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
American Financial Group, Inc.

We have audited American Financial Group, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
American Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 26, 2016

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$1,220	$1,343
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $31,565 and $29,074)	32,284	30,734
Fixed maturities, trading at fair value	254	266
Equity securities, available for sale at fair value (cost — $1,469 and $1,283)	1,553	1,501
Equity securities, trading at fair value	166	195
Mortgage loans	1,067	1,117
Policy loans	201	228
Real estate and other investments	991	826
Total cash and investments	37,736	36,210
Recoverables from reinsurers	2,636	3,238
Prepaid reinsurance premiums	480	469
Agents’ balances and premiums receivable	937	889
Deferred policy acquisition costs	1,184	821
Assets of managed investment entities	4,047	3,108
Other receivables	820	910
Variable annuity assets (separate accounts)	608	662
Other assets	1,212	1,027
Goodwill	199	201
Total assets	$49,859	$47,535

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$8,127	$7,872
Unearned premiums	2,060	1,956
Annuity benefits accumulated	26,622	23,764
Life, accident and health reserves	705	2,175
Payable to reinsurers	591	645
Liabilities of managed investment entities	3,781	2,819
Long-term debt	1,020	1,061
Variable annuity liabilities (separate accounts)	608	662
Other liabilities	1,575	1,527
Total liabilities	45,089	42,481
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 87,474,452 and 87,708,793 shares outstanding	87	88
Capital surplus	1,214	1,152
Retained earnings:
Appropriated — managed investment entities	—	(2)
Unappropriated	2,987	2,914
Accumulated other comprehensive income, net of tax	304	727
Total shareholders’ equity	4,592	4,879
Noncontrolling interests	178	175
Total equity	4,770	5,054
Total liabilities and equity	$49,859	$47,535

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2015	2014	2013
Revenues:
Property and casualty insurance net earned premiums	$4,224	$3,878	$3,204
Life, accident and health net earned premiums	104	108	114
Net investment income	1,633	1,501	1,346
Realized gains (losses) on:
Securities (*)	(19)	52	221
Subsidiaries	(161)	—	(4)
Income (loss) of managed investment entities:
Investment income	155	116	128
Loss on change in fair value of assets/liabilities	(34)	(44)	(14)
Other income	243	122	108
Total revenues	6,145	5,733	5,103

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,695	2,494	2,040
Commissions and other underwriting expenses	1,320	1,172	1,019
Annuity benefits	732	648	531
Life, accident and health benefits	131	164	160
Annuity and supplemental insurance acquisition expenses	179	193	178
Interest charges on borrowed money	74	73	71
Expenses of managed investment entities	112	82	89
Other expenses	337	281	326
Total costs and expenses	5,580	5,107	4,414
Earnings before income taxes	565	626	689
Provision for income taxes	195	220	236
Net earnings, including noncontrolling interests	370	406	453
Less: Net earnings (loss) attributable to noncontrolling interests	18	(46)	(18)
Net Earnings Attributable to Shareholders	$352	$452	$471

Earnings Attributable to Shareholders per Common Share:
Basic	$4.02	$5.07	$5.27
Diluted	$3.94	$4.97	$5.16
Average number of Common Shares:
Basic	87.6	89.0	89.3
Diluted	89.4	91.0	91.2

Cash dividends per Common Share	$2.03	$1.91	$1.805
________________________________________
(*) Consists of the following:
Realized gains before impairments	$106	$88	$233

Losses on securities with impairment	(125)	(36)	(14)
Non-credit portion recognized in other comprehensive income (loss)	—	—	2
Impairment charges recognized in earnings	(125)	(36)	(12)
Total realized gains (losses) on securities	$(19)	$52	$221

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Millions)

	Year ended December 31,
	2015	2014	2013
Net earnings, including noncontrolling interests	$370	$406	$453
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(406)	216	(122)
Reclassification adjustment for realized (gains) losses included in net earnings	9	(33)	(144)
Reclassification for unrealized gains of subsidiaries sold	(22)	—	—
Total net unrealized gains (losses) on securities	(419)	183	(266)
Net unrealized gains on cash flow hedges	1	—	—
Foreign currency translation adjustments	(14)	(9)	(13)
Pension and other postretirement plans adjustments	1	(4)	2
Other comprehensive income (loss), net of tax	(431)	170	(277)
Total comprehensive income (loss), net of tax	(61)	576	176
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	(43)	(24)
Comprehensive income (loss) attributable to shareholders	$(71)	$619	$200

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2012	88,979,303	$1,152	$75	$2,520	$831	$4,578	$170	$4,748
Net earnings	—	—	—	471	—	471	(18)	453
Other comprehensive loss	—	—	—	—	(271)	(271)	(6)	(277)
Allocation of losses of managed investment entities	—	—	(26)	—	—	(26)	26	—
Dividends on Common Stock	—	—	—	(161)	—	(161)	—	(161)
Shares issued:
Exercise of stock options	1,625,023	53	—	—	—	53	—	53
Other benefit plans	388,043	7	—	—	—	7	—	7
Dividend reinvestment plan	28,147	2	—	—	—	2	—	2
Stock-based compensation expense	—	19	—	—	—	19	—	19
Shares acquired and retired	(1,448,156)	(19)	—	(51)	—	(70)	—	(70)
Shares exchanged — benefit plans	(58,974)	(1)	—	(2)	—	(3)	—	(3)
Other	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2013	89,513,386	$1,213	$49	$2,777	$560	$4,599	$170	$4,769

Net earnings	—	—	—	452	—	452	(46)	406
Other comprehensive income	—	—	—	—	167	167	3	170
Allocation of losses of managed investment entities	—	—	(51)	—	—	(51)	51	—
Dividends on Common Stock	—	—	—	(169)	—	(169)	—	(169)
Shares issued:
Exercise of stock options	1,262,313	45	—	—	—	45	—	45
Other benefit plans	242,669	8	—	—	—	8	—	8
Dividend reinvestment plan	27,238	2	—	—	—	2	—	2
Stock-based compensation expense	—	19	—	—	—	19	—	19
Shares acquired and retired	(3,303,639)	(46)	—	(145)	—	(191)	—	(191)
Shares exchanged — benefit plans	(33,174)	(1)	—	(1)	—	(2)	—	(2)
Other	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2014	87,708,793	$1,240	$(2)	$2,914	$727	$4,879	$175	$5,054
Cumulative effect of accounting change	—	—	2	—	—	2	—	2
Net earnings	—	—	—	352	—	352	18	370
Other comprehensive loss	—	—	—	—	(423)	(423)	(8)	(431)
Dividends on Common Stock	—	—	—	(178)	—	(178)	—	(178)
Shares issued:
Exercise of stock options	1,475,202	59	—	—	—	59	—	59
Other benefit plans	282,811	7	—	—	—	7	—	7
Dividend reinvestment plan	26,167	2	—	—	—	2	—	2
Stock-based compensation expense	—	21	—	—	—	21	—	21
Shares acquired and retired	(1,955,186)	(27)	—	(99)	—	(126)	—	(126)
Shares exchanged — benefit plans	(45,765)	(1)	—	(2)	—	(3)	—	(3)
Forfeitures of restricted stock	(17,570)	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(7)	(7)
Balance at December 31, 2015	87,474,452	$1,301	$—	$2,987	$304	$4,592	$178	$4,770
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIAIRIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2015	2014	2013
Operating Activities:
Net earnings, including noncontrolling interests	$370	$406	$453
Adjustments:
Depreciation and amortization	132	144	142
Annuity benefits	732	648	531
Realized (gains) losses on investing activities	100	(58)	(230)
Net (purchases) sales of trading securities	10	(109)	2
Deferred annuity and life policy acquisition costs	(224)	(198)	(222)
Change in:
Reinsurance and other receivables	(10)	(199)	176
Other assets	(13)	(87)	(149)
Insurance claims and reserves	451	587	(200)
Payable to reinsurers	(54)	134	51
Other liabilities	27	(63)	280
Managed investment entities’ assets/liabilities	(190)	2	(98)
Other operating activities, net	26	15	24
Net cash provided by operating activities	1,357	1,222	760

Investing Activities:
Purchases of:
Fixed maturities	(7,201)	(6,846)	(6,690)
Equity securities	(570)	(471)	(461)
Mortgage loans	(213)	(450)	(274)
Real estate, property and equipment	(102)	(47)	(52)
Businesses	—	(267)	—
Proceeds from:
Maturities and redemptions of fixed maturities	3,333	2,988	3,236
Repayments of mortgage loans	265	116	102
Sales of fixed maturities	321	287	275
Sales of equity securities	364	155	434
Sales of real estate, property and equipment	117	14	34
Sales of businesses	7	—	—
Cash and cash equivalents of businesses acquired (sold)	(49)	1,078	(5)
Managed investment entities:
Purchases of investments	(1,530)	(1,692)	(1,426)
Proceeds from sales and redemptions of investments	855	1,417	1,904
Other investing activities, net	(174)	99	8
Net cash used in investing activities	(4,577)	(3,619)	(2,915)

Financing Activities:
Annuity receipts	4,485	3,696	4,233
Annuity surrenders, benefits and withdrawals	(2,025)	(1,773)	(1,588)
Net transfers from variable annuity assets	43	43	32
Additional long-term borrowings	145	145	—
Reductions of long-term debt	(192)	(2)	(40)
Issuances of managed investment entities’ liabilities	1,026	1,400	1,192
Retirements of managed investment entities’ liabilities	(136)	(1,094)	(1,560)
Issuances of Common Stock	61	47	54
Repurchases of Common Stock	(126)	(191)	(70)
Cash dividends paid on Common Stock	(176)	(167)	(160)
Other financing activities, net	(8)	(3)	(4)
Net cash provided by financing activities	3,097	2,101	2,089
Net Change in Cash and Cash Equivalents	(123)	(296)	(66)
Cash and cash equivalents at beginning of year	1,343	1,639	1,705
Cash and cash equivalents at end of year	$1,220	$1,343	$1,639

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	I.	Goodwill and Other Intangibles
B.	Acquisitions and Sale of Businesses	J.	Long-Term Debt
C.	Segments of Operations	K.	Shareholders’ Equity
D.	Fair Value Measurements	L.	Income Taxes
E.	Investments	M.	Contingencies
F.	Derivatives	N.	Quarterly Operating Results (Unaudited)
G.	Deferred Policy Acquisition Costs	O.	Insurance
H.	Managed Investment Entities	P.	Additional Information

A.     Accounting Policies

Basis of Presentation   The consolidated financial statements include the accounts of American Financial Group, Inc. and its subsidiaries (“AFG”). Certain reclassifications have been made to prior years to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2015, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Other than the fair value measurements used in recording the loss on the sale of substantially all of its long-term care business in 2015 and the acquisition of Summit Holding Southeast, Inc. and its related companies in 2014 (see Note B — “Acquisitions and Sale of Businesses”), AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in 2015 or 2014.

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, which, among other things, will require all equity securities currently classified as “available for sale” to be reported at fair value, with holding gains and losses recognized in net income instead of AOCI. AFG will be required to adopt this guidance effective January 1, 2018.

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

Changes in the fair value of derivatives that are designated and qualify as highly effective cash flow hedges are recorded in AOCI and are reclassified into earnings when the variability of the cash flows from the hedged items impacts earnings. Any hedge ineffectiveness is immediately recorded in current period earnings. When the change in the fair value of a qualifying cash flow hedge is included in earnings, it is included in the same line item in the Statement of Earnings as the cash flows from the hedged item. AFG uses interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities.

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

An AFG subsidiary cedes life insurance policies to a third party on a funds withheld basis whereby the subsidiary retains the assets (securities) associated with the reinsurance contract. Interest is credited to the reinsurer based on the actual investment performance of the retained assets. This reinsurance contract is considered to contain an embedded derivative (that must be adjusted to fair value) because the yield on the payable is based on a specific block of the ceding company’s assets, rather than the overall creditworthiness of the ceding company. AFG determined that changes in the fair value of the underlying portfolio of fixed maturity securities is an appropriate measure of the value of the embedded derivative. The securities related to this contract are classified as “trading.” The adjustment to fair value on the embedded derivative offsets the investment income recorded on the adjustment to fair value of the related trading portfolio.

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

In February 2015, the FASB issued ASU 2015-02, which amends certain consolidation accounting guidance, including the VIE guidance that applies to collateralized financing entities such as CLOs. The new guidance, which AFG intends to adopt effective January 1, 2016, will affect how fee arrangements with CLO asset managers impact the determination of the primary beneficiary of these entities. Due to the significance of AFG’s investments in the CLOs that it manages, management does not expect the new guidance to impact the consolidation of its currently outstanding CLOs. The new guidance also impacts the consolidation analysis that applies to limited partnerships and similar entities. Management does not expect this guidance to impact the accounting for AFG’s existing investments in those entities.

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

Prior to the adoption of ASU 2014-13, measuring both the CLO assets and CLO liabilities at separately determined fair values resulted in a difference between the carrying value of the CLO assets and the carrying value of the CLO liabilities that was not attributable to AFG’s ownership interest in the CLOs and CLO earnings (losses) that were not attributable to AFG’s shareholders. Accordingly, in periods prior to 2015, the difference between the fair value of the CLO assets and the fair value of the CLO liabilities was recorded as “appropriated retained earnings — managed investment entities” in AFG’s Balance Sheet and the earnings (losses) that were not attributable to AFG’s shareholders were included in net earnings (loss) attributable to noncontrolling interests in AFG’s Statement of Earnings.

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

At December 31, 2015, assets and liabilities of managed investment entities included $100 million in assets and $80 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that is expected to close in the second quarter of 2016. Upon closing, all warehoused assets are expected to be transferred to the new CLO and the liabilities will be repaid.

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

Unearned Revenue   Certain upfront policy charges on annuities are deferred as unearned revenue (included in other liabilities) and recognized in net earnings (included in other income) using the same assumptions and estimated gross profits used to amortize DPAC.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: 2015 – 1.8 million, 2014 – 2.0 million and 2013 – 1.9 million.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: 2015 – 1.1 million, 2014 – 1.0 million and 2013 – 1.1 million. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2015, 2014 and 2013 periods.

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

B.     Acquisitions and Sale of Businesses

Acquisition of Summit Holding Southeast, Inc.   In April 2014, AFG acquired Summit Holding Southeast, Inc. and its related companies (“Summit”), from Liberty Mutual Insurance for $259 million using cash on hand at the parent company. Immediately following the acquisition, AFG made a capital contribution of $140 million, bringing its total capital investment in the Summit business to $399 million. Summit is based in Lakeland, Florida and is a leading provider of specialty workers’ compensation solutions in the southeastern United States. Summit continues to operate under the Summit brand as a member of AFG’s Great American Insurance Group. Summit is included in the Specialty casualty sub-segment and generated $529 million in net earned premiums in 2015 and $410 million in net earned premiums during the nine months subsequent to AFG’s acquisition in 2014.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Expenses related to the acquisition were less than $1 million and were expensed as incurred. The purchase price was allocated to the acquired assets and liabilities of Summit based on management’s best estimate of fair value as of the acquisition date. The allocation of the purchase price is shown in the table below (in millions):

	April 1, 2014
Total purchase price		$259

Tangible assets acquired:
Cash and cash equivalents	$1,078
Fixed maturities, available for sale	92
Recoverables from reinsurers	116
Agents’ balances and premiums receivable	41
Deferred tax assets, net (a)	67
Other receivables	21
Other assets	11
Total tangible assets acquired		1,426

Liabilities acquired:
Unpaid losses and loss adjustment expenses	1,142
Unearned premiums	3
Payable to reinsurers	3
Other liabilities	66
Total liabilities acquired		1,214

Net tangible assets acquired, at fair value		212
Excess purchase price over net tangible assets acquired		$47

Allocation of excess purchase price:
Intangible assets acquired (b)		$47
Deferred tax on intangible assets acquired (a)		(16)
Goodwill		16
		$47

(a)	AFG’s net deferred tax assets are included in Other assets in AFG’s Balance Sheet at December 31, 2015.

(b)	Included in Other assets in AFG’s Balance Sheet.

The intangible assets acquired include $1 million in indefinite lived intangible assets related to state insurance licenses and $46 million in finite lived intangibles, primarily related to agency relationships. The finite lived intangibles are being amortized over an average expected life of 7 years. The fair value of the acquired liability for unpaid losses and loss adjustment expenses and related recoverables from reinsurers was estimated by discounting actuarial projected future net cash flows using the U.S. Treasury yield curve (with an adjustment for the illiquidity of insurance reserves) and then adding a risk adjustment to reflect the net present value of the profit that a market participant would require in return for the assumption of the risk associated with the reserves. The fair value of Summit’s agency relationship was estimated using a multi-period excess earnings method, which is a form of the income approach. The acquisition resulted in the recognition of $16 million in goodwill based on the excess of the purchase price over the fair value of the net assets acquired. The goodwill represents the fair value of acquired intangible assets that do not qualify for separate recognition, including the value of Summit’s assembled workforce.

Acquisition of Renewal Rights In March 2014, AFG completed a renewal rights agreement with Selective Insurance Company of America to acquire Selective’s pooled public entity book of business for $8 million. At the acquisition date, this book of business had approximately $38 million in in-force gross written premiums. The acquired business generated $34 million of gross written premiums and $16 million of net written premiums in 2015.

Sale of Long-term Care Business On December 24, 2015, AFG completed the sale of substantially all of its run-off long-term care insurance business (which was included in the run-off long-term care and life segment) to HC2 Holdings, Inc. (“HC2”) for an initial payment of $7 million in cash and HC2 securities with a fair value of $11 million (subject to post-closing adjustments). AFG may also receive up to $13 million of additional proceeds from HC2 in the future contingent upon the release of certain statutory-basis liabilities of the legal entities sold by AFG. In connection with obtaining regulatory approval

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

for the transaction, AFG agreed to provide up to an aggregate of $35 million of capital support for the insurance companies, on an as-needed basis to maintain specified surplus levels, subject to immediate reimbursement by HC2 through a five-year capital maintenance agreement. The net sale proceeds include the fair value of the warrants to purchase two million shares of HC2 stock that AFG received in exchange for this agreement. The legal entities involved in the transaction, United Teacher Associates Insurance Company (“UTA”) and Continental General Insurance Company (“CGIC”), contain substantially all of AFG’s long-term care insurance reserves (96% as measured by net statutory reserves as of November 30, 2015), as well as smaller blocks of annuity and life insurance business. Following the sale of these subsidiaries, AFG has only a small block of long-term care insurance (1,700 policies) with approximately $34 million of reserves. AFG had ceased new sales of long-term care insurance in January 2010, but continued to service and accept renewal premiums on its outstanding policies, which are guaranteed renewable.

In addition to the $18 million in cash and securities received at closing and the $13 million of potential additional proceeds in the future from the release of statutory liabilities, AFG expects to receive $97 million in tax benefits (approximately $65 million through reduced estimated tax payments and $32 million from the carryback of the tax-basis capital loss) related to the sale in the first half of 2016. The receivables for these tax benefits are reflected in AFG’s financial statements at December 31, 2015.

Based on the status of ongoing negotiations at the end of the first quarter, management determined that the potential sale of the run-off long-term care business met the GAAP “held for sale” criteria as of March 31, 2015. Accordingly, AFG recorded a $162 million pretax loss ($105 million loss after tax) in the first quarter of 2015 to establish a liability equal to the excess of the net carrying value of the assets and liabilities to be disposed over the estimated net sale proceeds. At the closing date, the loss was adjusted to $166 million based on the actual proceeds received and the final carrying value of the net assets disposed. On the sale date, the carrying value of the assets and liabilities disposed represented approximately 4% of both AFG’s assets and liabilities and are detailed in the table below.

Under accounting guidance effective on January 1, 2015, only disposals of components of an entity that represent a strategic shift and that have a major effect on a reporting entity’s operations and financial results are reported as discontinued operations. Due to the run-off nature of the business and the immaterial expected impact on AFG’s results of operations, the sale of AFG’s long-term care insurance business has not been reported as a discontinued operation.

The impact of the sale of the run-off long-term care insurance business is shown below (in millions):

	December 24, 2015
Net sale proceeds (*)		$13

Assets of businesses sold:
Cash and investments	$1,334
Recoverables from reinsurers	630
Deferred policy acquisition costs	16
Other receivables	16
Other assets	(4)
Goodwill	2
Total assets		1,994
Liabilities of businesses sold:
Annuity benefits accumulated	261
Life, accident and health reserves	1,525
Other liabilities	7
Total liabilities		1,793
Reclassify net unrealized gain on marketable securities		22
Net assets of businesses sold		179

Loss on subsidiaries, pretax		(166)
Tax benefit		58
Loss on subsidiaries, net of tax		$(108)

(*)	Includes the fair value of the potential additional consideration and capital maintenance agreement and is shown net of estimated expenses.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Revenues, costs and expenses, and earnings before income taxes for the subsidiaries sold were (in millions):

	Year ended December 31,
	2015	2014	2013
Life, accident and health net earned premiums:
Long-term care	$73	$74	$76
Life operations	11	11	12
Net investment income	73	75	68
Realized gains (losses) on securities and other income	(11)	(6)	10
Total revenues	146	154	166
Annuity benefits	8	7	9
Life, accident and health benefits:
Long-term care	91	119	113
Life operations	11	11	12
Annuity and supplemental insurance acquisition expenses	12	11	14
Other expenses	16	14	12
Total costs and expenses	138	162	160
Earnings before income taxes	$8	$(8)	$6

Other In addition to the loss on the sale of substantially all of AFG’s run-off long-term care insurance business (discussed above), AFG recorded a $5 million pretax realized gain in the third quarter of 2015 representing an adjustment to a previously recognized realized loss on a small property and casualty subsidiary sold several years ago.

C.    Segments of Operations

AFG manages its business as four segments: (i) Property and casualty insurance, (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company assets and costs, and the assets and operations attributable to the noncontrolling interests of the managed investment entities.

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

Sales of property and casualty insurance outside of the United States represented 4% of AFG’s revenues in 2015 and 5% of AFG’s revenues in 2014 and 2013.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	2015	2014	2013
Assets
Property and casualty insurance (a)	$14,689	$14,069	$11,717
Annuity	29,865	27,317	24,294
Run-off long-term care and life (b)	772	2,489	2,408
Other	4,533	3,660	3,668
Total assets	$49,859	$47,535	$42,087

Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$1,599	$1,544	$1,521
Specialty casualty	2,011	1,765	1,135
Specialty financial	517	469	469
Other specialty	97	100	79
Total premiums earned	4,224	3,878	3,204
Net investment income	319	294	263
Other income (c)	78	9	15
Total property and casualty insurance	4,621	4,181	3,482
Annuity:
Net investment income	1,224	1,136	1,034
Other income	98	97	77
Total annuity	1,322	1,233	1,111
Run-off long-term care and life (b)	188	195	195
Other	194	72	98
Total revenues before realized gains (losses)	6,325	5,681	4,886
Realized gains (losses) on securities	(19)	52	221
Realized losses on subsidiaries	(161)	—	(4)
Total revenues	$6,145	$5,733	$5,103

(a)	Not allocable to sub-segments.

(b)	AFG sold substantially all of its run-off long-term care insurance business in December 2015.

(c)
Includes pretax income of $51 million (before noncontrolling interest) from the sale of the Le Pavillon Hotel in the second quarter of 2015 and $15 million from the sale of an apartment property in the fourth quarter of 2015.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2015	2014	2013
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$48	$21	$12
Specialty casualty	146	136	102
Specialty financial	87	64	67
Other specialty	14	16	25
Other lines (a)	(70)	(25)	(61)
Total underwriting	225	212	145
Investment and other income, net (b)	351	244	230
Total property and casualty insurance	576	456	375
Annuity (c)	331	328	323
Run-off long-term care and life (d)	14	(10)	(10)
Other (e)	(176)	(200)	(216)
Total earnings before realized gains (losses) and income taxes	745	574	472
Realized gains (losses) on securities	(19)	52	221
Realized losses on subsidiaries	(161)	—	(4)
Total earnings before income taxes	$565	$626	$689

(a)	Includes special charges to increase asbestos and environmental (“A&E”) reserves of $67 million, $24 million and $54 million in 2015, 2014 and 2013, respectively.

(b)
Includes pretax income of $51 million (before noncontrolling interest) from the sale of the Le Pavillon Hotel in the second quarter of 2015 and $15 million from the sale of an apartment property in the fourth quarter of 2015.

(c)	Includes a $5 million charge in the second quarter of 2013 to cover expected assessments from state guaranty funds related to insolvency and liquidation of an unaffiliated life insurance company.

(d)	AFG sold substantially all of its run-off long-term care insurance business in December 2015.

(e)
Primarily holding company expenses, including a $4 million loss on retirement of debt in the third quarter of 2015 and special charges to increase A&E reserves related to AFG’s former railroad and manufacturing operations ($12 million in 2015, $6 million in 2014 and $22 million in 2013) and losses of managed investment entities attributable to noncontrolling interests ($51 million in 2014 and $26 million in 2013). Following the adoption of new guidance in the first quarter of 2015, there are no longer earnings (losses) of managed investment entities that are attributable to noncontrolling interests. See Note A — “Accounting Policies — Managed Investment Entities.”

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

AFG’s management is responsible for the valuation process and uses data from outside sources (including nationally recognized pricing services and broker/dealers) in establishing fair value. AFG’s internal investment professionals are a group of approximately 25 analysts whose primary responsibility is to manage AFG’s investment portfolio. These professionals monitor individual investments as well as overall industries and are active in the financial markets on a daily basis. The group is led by AFG’s chief investment officer, who reports directly to one of AFG’s Co-CEOs. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. In addition, the Company communicates directly with the pricing service regarding the methods and assumptions used in pricing, including verifying, on a test basis, the inputs used by the service to value specific securities.

On December 24, 2015, AFG completed the sale of substantially all of its run-off long-term care insurance business. As discussed in Note B — “Acquisitions and Sale of Businesses,” AFG recorded a loss in the first quarter of 2015 to write down the net carrying value of the assets and liabilities to be disposed to the estimated net sale proceeds (estimated fair value less costs to sell). The estimate of fair value used to determine that loss was derived using significant unobservable inputs (Level 3). At the closing date, approximately $11 million (excluding cash) of the net proceeds was measured at fair value. These fair value measurements are categorized in the fair value hierarchy as follows: Level 1 — $5 million; Level 2 — $2 million and Level 3 — $4 million.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$100	$192	$15	$307
States, municipalities and political subdivisions	—	6,767	89	6,856
Foreign government	—	154	—	154
Residential MBS	—	3,305	224	3,529
Commercial MBS	—	2,148	39	2,187
Asset-backed securities (“ABS”)	—	4,464	470	4,934
Corporate and other	50	13,634	633	14,317
Total AFS fixed maturities	150	30,664	1,470	32,284
Trading fixed maturities	13	241	—	254
Equity securities	1,362	217	140	1,719
Assets of managed investment entities (“MIE”)	309	3,712	26	4,047
Variable annuity assets (separate accounts) (*)	—	608	—	608
Other investments — derivatives	—	241	—	241
Other assets — derivatives	—	2	—	2
Total assets accounted for at fair value	$1,834	$35,685	$1,636	$39,155
Liabilities:
Liabilities of managed investment entities	$289	$3,468	$24	$3,781
Derivatives in annuity benefits accumulated	—	—	1,369	1,369
Derivatives in long-term debt	—	(2)	—	(2)
Other liabilities — derivatives	—	8	—	8
Total liabilities accounted for at fair value	$289	$3,474	$1,393	$5,156

December 31, 2014
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$164	$174	$15	$353
States, municipalities and political subdivisions	—	6,647	100	6,747
Foreign government	—	194	—	194
Residential MBS	—	4,142	300	4,442
Commercial MBS	—	2,407	44	2,451
Asset-backed securities	—	3,661	226	3,887
Corporate and other	36	12,078	546	12,660
Total AFS fixed maturities	200	29,303	1,231	30,734
Trading fixed maturities	12	254	—	266
Equity securities	1,306	297	93	1,696
Assets of managed investment entities	174	2,903	31	3,108
Variable annuity assets (separate accounts) (*)	—	662	—	662
Other investments — derivatives	—	322	—	322
Total assets accounted for at fair value	$1,692	$33,741	$1,355	$36,788
Liabilities:
Liabilities of managed investment entities	$118	$—	$2,701	$2,819
Derivatives in annuity benefits accumulated	—	—	1,160	1,160
Other liabilities — derivatives	—	13	—	13
Total liabilities accounted for at fair value	$118	$13	$3,861	$3,992
 (*)   Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The transfers between Level 1 and Level 2 for the years ended December 31, 2015, 2014 and 2013 are reflected in the table below at fair value as of the end of the reporting period (dollars in millions):

	Level 2 To Level 1 Transfers						Level 1 To Level 2 Transfers
	# of Transfers			Fair Value			# of Transfers			Fair Value
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Perpetual preferred stocks	5	14	15	$19	$96	$70	7	13	2	$31	$83	$10
Common stocks	7	—	2	80	—	35	—	7	—	—	26	—
Redeemable preferred stocks	2	1	3	11	5	21	—	—	—	—	—	—

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in observable trade activity.

Approximately 4% of the total assets carried at fair value on December 31, 2015, were Level 3 assets. Approximately 76% ($1.24 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than 10% of AFG’s shareholders’ equity, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $1.37 billion at December 31, 2015. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.30% – 2.95% over the risk free rate
Risk margin for uncertainty in cash flows	0.58% reduction in the discount rate
Surrenders	3% – 18% of indexed account value
Partial surrenders	2% – 10% of indexed account value
Annuitizations	0.75% – 1.5% of indexed account value
Deaths	1.5% – 4.0% of indexed account value
Budgeted option costs	1.75% – 3.5% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed annuity products with an expected range of 5% to 10% in the majority of future calendar years (3% to 18% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flows assumptions in the table above would increase the fair value of the fixed-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during 2015, 2014 and 2013 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

			Total realized/unrealized gains (losses) included in
	Bal. at Dec. 31, 2014	Impact of accounting change (a)	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Sale of subsidiaries	Bal. at Dec. 31, 2015
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$—	$—	$15
State and municipal	100	—	—	(1)	34	(1)	2	(39)	(6)	89
Residential MBS	300	—	(11)	(1)	—	(34)	86	(88)	(28)	224
Commercial MBS	44	—	(1)	(1)	—	(2)	4	(1)	(4)	39
Asset-backed securities	226	—	1	(7)	265	(56)	53	(10)	(2)	470
Corporate and other	546	—	(5)	(9)	161	(90)	41	(5)	(6)	633
Equity securities	93	—	(4)	(9)	77	—	—	(17)	—	140
Assets of MIE	31	—	(11)	—	6	—	—	—	—	26
Liabilities of MIE	(2,701)	2,701	—	—	—	—	—	—	—	—
Embedded derivatives (b)	(1,160)	—	(17)	—	(257)	65	—	—	—	(1,369)

(a)	The impact of implementing new guidance adopted in 2015, as discussed above and in Note A — “Accounting Policies — Managed Investment Entities.”

(b)	Total realized/unrealized gains (losses) included in net income for the embedded derivatives reflects losses related to the unlocking of actuarial assumptions of $28 million in 2015.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2013	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2014
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	61	(1)	—	30	—	10	—	100
Residential MBS	316	4	3	13	(31)	111	(116)	300
Commercial MBS	28	(1)	—	—	—	17	—	44
Asset-backed securities	75	3	(2)	99	(39)	117	(27)	226
Corporate and other	335	2	13	102	(73)	172	(5)	546
Equity securities	31	1	2	62	(9)	22	(16)	93
Assets of MIE	30	(3)	—	6	(2)	—	—	31
Liabilities of MIE (a)	(2,411)	22	—	(817)	505	—	—	(2,701)
Embedded derivatives (b)	(804)	(182)	—	(221)	47	—	—	(1,160)

(a)	Total realized/unrealized gains (losses) included in net income includes gains of $50 million related to liabilities outstanding as of December 31, 2014. See Note H — “Managed Investment Entities.”

(b)	Total realized/unrealized gains (losses) included in net income for the embedded derivatives reflects gains related to the unlocking of actuarial assumptions of $58 million in 2014.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2012	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2013
AFS fixed maturities:
U.S. government agency	$20	$(2)	$(3)	$—	$—	$—	$—	$15
State and municipal	58	(1)	(2)	10	—	—	(4)	61
Residential MBS	371	5	24	6	(53)	86	(123)	316
Commercial MBS	22	(1)	(1)	—	—	8	—	28
Asset-backed securities	253	4	(3)	12	(57)	11	(145)	75
Corporate and other	236	1	(14)	113	(17)	24	(8)	335
Equity securities	37	(1)	6	53	(12)	—	(52)	31
Assets of MIE	40	(5)	—	8	(7)	—	(6)	30
Liabilities of MIE (a)	(2,745)	(25)	—	(728)	1,068	—	19	(2,411)
Embedded derivatives (b)	(465)	(182)	—	(192)	35	—	—	(804)

(a)	Total realized/unrealized gains (losses) included in net income includes gains of $7 million related to liabilities outstanding as of December 31, 2013. See Note H — “Managed Investment Entities.”

(b)	Total realized/unrealized gains (losses) included in net income for the embedded derivatives reflects gains related to the unlocking of actuarial assumptions of $2 million in 2013.

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements at December 31 are summarized below (in millions):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
2015
Financial assets:
Cash and cash equivalents	$1,220	$1,220	$1,220	$—	$—
Mortgage loans	1,067	1,074	—	—	1,074
Policy loans	201	201	—	—	201
Total financial assets not accounted for at fair value	$2,488	$2,495	$1,220	$—	$1,275
Financial liabilities:
Annuity benefits accumulated (*)	$26,422	$25,488	$—	$—	$25,488
Long-term debt	1,022	1,120	—	1,105	15
Total financial liabilities not accounted for at fair value	$27,444	$26,608	$—	$1,105	$25,503

2014
Financial assets:
Cash and cash equivalents	$1,343	$1,343	$1,343	$—	$—
Mortgage loans	1,117	1,124	—	—	1,124
Policy loans	228	228	—	—	228
Total financial assets not accounted for at fair value	$2,688	$2,695	$1,343	$—	$1,352
Financial liabilities:
Annuity benefits accumulated (*)	$23,561	$23,187	$—	$—	$23,187
Long-term debt	1,061	1,180	—	1,106	74
Total financial liabilities not accounted for at fair value	$24,622	$24,367	$—	$1,106	$23,261

(*)	Excludes $200 million and $203 million of life contingent annuities in the payout phase at December 31, 2015 and 2014, respectively.

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

E.    Investments

Available for sale fixed maturities and equity securities at December 31 consisted of the following (in millions):

	2015				2014
	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$305	$307	$5	$(3)	$347	$353	$8	$(2)
States, municipalities and political subdivisions	6,642	6,856	249	(35)	6,393	6,747	364	(10)
Foreign government	147	154	7	—	184	194	10	—
Residential MBS	3,236	3,529	308	(15)	4,046	4,442	411	(15)
Commercial MBS	2,111	2,187	77	(1)	2,294	2,451	158	(1)
Asset-backed securities	4,961	4,934	25	(52)	3,872	3,887	37	(22)
Corporate and other	14,163	14,317	422	(268)	11,938	12,660	751	(29)
Total fixed maturities	$31,565	$32,284	$1,093	$(374)	$29,074	$30,734	$1,739	$(79)
Common stocks	$1,051	$1,118	$146	$(79)	$885	$1,087	$227	$(25)
Perpetual preferred stocks	$418	$435	$23	$(6)	$398	$414	$21	$(5)

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at December 31, 2015 and December 31, 2014, respectively, were $205 million and $220 million. Gross unrealized gains on such securities at December 31, 2015 and December 31, 2014 were $134 million and $151 million, respectively. Gross unrealized losses on such securities at December 31, 2015 and December 31, 2014 were $6 million and $8 million, respectively. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and nearly all relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost

2015
Fixed maturities:
U.S. Government and government agencies	$(1)	$112	99%	$(2)	$15	88%
States, municipalities and political subdivisions	(33)	1,419	98%	(2)	50	96%
Residential MBS	(7)	438	98%	(8)	201	96%
Commercial MBS	—	95	100%	(1)	28	97%
Asset-backed securities	(42)	2,706	98%	(10)	455	98%
Corporate and other	(229)	4,661	95%	(39)	165	81%
Total fixed maturities	$(312)	$9,431	97%	$(62)	$914	94%
Common stocks	$(79)	$509	87%	$—	$—	—%
Perpetual preferred stocks	$(3)	$91	97%	$(3)	$22	88%

2014
Fixed maturities:
U.S. Government and government agencies	$—	$39	100%	$(2)	$15	88%
States, municipalities and political subdivisions	(2)	222	99%	(8)	408	98%
Residential MBS	(4)	298	99%	(11)	209	95%
Commercial MBS	(1)	38	97%	—	11	100%
Asset-backed securities	(11)	1,389	99%	(11)	622	98%
Corporate and other	(16)	588	97%	(13)	433	97%
Total fixed maturities	$(34)	$2,574	99%	$(45)	$1,698	97%
Common stocks	$(25)	$260	91%	$—	$—	—%
Perpetual preferred stocks	$(1)	$45	98%	$(4)	$55	93%

At December 31, 2015, the gross unrealized losses on fixed maturities of $374 million relate to approximately 1,285 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 77% of the gross unrealized loss and 91% of the fair value.

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

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. During 2015, AFG recorded $7 million in other-than-temporary impairment charges related to its residential MBS.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

In 2015, AFG recorded approximately $31 million and $4 million in other-than-temporary impairment charges related to corporate bonds and municipal bonds, respectively.

AFG recorded $94 million in other-than-temporary impairment charges on common stocks in 2015. At December 31, 2015, the gross unrealized losses on common stocks of $79 million relate to 63 securities, none of which has been in an unrealized loss position for more than 12 months.

At December 31, 2015, the gross unrealized losses on preferred stocks of $6 million relate to 19 securities. All of the preferred stocks that have been in an unrealized loss position for 12 months or more (3 securities) have investment grade ratings.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2015.

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2015	2014	2013
Balance at January 1	$170	$194	$192
Additional credit impairments on:
Previously impaired securities	1	—	—
Securities without prior impairments	2	—	3
Reductions due to:
Sales or redemptions	(9)	(24)	(1)
Sale of subsidiaries	(4)	—	—
Balance at December 31	$160	$170	$194

The table below sets forth the scheduled maturities of available for sale fixed maturities as of December 31, 2015 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$922	$935	3%
After one year through five years	5,208	5,417	17%
After five years through ten years	11,007	11,054	34%
After ten years	4,120	4,228	13%
	21,257	21,634	67%
ABS (average life of approximately 5 years)	4,961	4,934	15%
MBS (average life of approximately 4 years)	5,347	5,716	18%
Total	$31,565	$32,284	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of Shareholders’ Equity at December 31, 2015 or 2014.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
December 31, 2015
Unrealized gain on:
Fixed maturities — annuity segment (*)	$523	$(183)	$340
Fixed maturities — all other	196	(72)	124
Equity securities	84	(30)	54
Deferred policy acquisition costs — annuity segment	(233)	82	(151)
Annuity benefits accumulated	(64)	22	(42)
Unearned revenue	11	(4)	7
	$517	$(185)	$332
December 31, 2014
Unrealized gain on:
Fixed maturities — annuity segment (*)	$1,157	$(405)	$752
Fixed maturities — all other	503	(185)	318
Equity securities	218	(79)	139
Deferred policy acquisition costs — annuity segment	(531)	186	(345)
Annuity benefits accumulated	(112)	39	(73)
Life, accident and health reserves	(104)	36	(68)
Unearned revenue	31	(11)	20
	$1,162	$(419)	$743

(*)    Unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	2015	2014	2013
Investment income:
Fixed maturities	$1,461	$1,352	$1,241
Equity securities	76	66	50
Equity in earnings of partnerships and similar investments (*)	27	18	—
Other	87	77	72
Gross investment income	1,651	1,513	1,363
Investment expenses	(18)	(12)	(17)
Net investment income	$1,633	$1,501	$1,346

(*)	Prior to 2014, equity in the earnings of partnerships was not material and was included in realized gains (losses) on securities.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Fixed Maturities	Equity Securities	Mortgage Loans and Other Investments	Other (*)	Total Pretax	Tax Effects	Noncon- trolling Interests	Total
Year ended December 31, 2015
Realized before impairments	$19	$94	$(2)	$(5)	$106	$(38)	$(2)	$66
Realized — impairments	(43)	(94)	(3)	15	(125)	45	2	(78)
Change in unrealized	(941)	(134)	—	430	(645)	226	8	(411)
Year ended December 31, 2014
Realized before impairments	$36	$53	$1	$(2)	$88	$(32)	$(2)	$54
Realized — impairments	(15)	(26)	—	5	(36)	13	1	(22)
Change in unrealized	570	26	—	(314)	282	(99)	(3)	180
Year ended December 31, 2013
Realized before impairments	$36	$196	$2	$(1)	$233	$(82)	$(2)	$149
Realized — impairments	(5)	(5)	(5)	3	(12)	4	—	(8)
Change in unrealized	(945)	31	—	504	(410)	144	6	(260)

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	2015	2014	2013
Fixed maturities:
Gross gains	$38	$36	$44
Gross losses	(7)	(2)	(5)
Equity securities:
Gross gains	99	53	193
Gross losses	(5)	—	—

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies” to the financial statements, AFG uses derivatives in certain areas of its operations.

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		December 31, 2015		December 31, 2014
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$130	$—	$158	$—
Public company warrants	Equity securities	4	—	19	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	1,369	—	1,160
Equity index call options	Other investments	241	—	322	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	7	—	13
		$375	$1,376	$499	$1,173

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

AFG’s fixed-indexed annuities, which represented approximately 60% of annuity benefits accumulated at December 31, 2015, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($211 million at December 31, 2015 and $285 million at December 31, 2014) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A to the financial statements, certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in the Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for 2015, 2014 and 2013 (in millions):

Derivative	Statement of Earnings Line	2015	2014	2013
MBS with embedded derivatives	Realized gains on securities	$(16)	$3	$(3)
Public company warrants	Realized gains on securities	—	—	3
Interest rate swaptions	Realized gains on securities	—	(2)	1
Fixed-indexed annuities (embedded derivative) (*)	Annuity benefits	(17)	(182)	(182)
Equity index call options	Annuity benefits	(56)	181	210
Reinsurance contracts (embedded derivative)	Net investment income	6	(3)	7
		$(83)	$(3)	$36

(*)
The change in fair value of the embedded derivative includes losses related to unlocking of actuarial assumptions of $28 million in 2015 compared to gains related to unlocking of actuarial assumptions of $58 million in 2014 and $2 million in 2013.

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

The notional amounts amortize down over each swap’s respective life in anticipation of an expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on LIBOR ($614 million and $401 million total notional amounts at December 31, 2015 and December 31, 2014, respectively). The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was $2 million at December 31, 2015 and less than $1 million at December 31, 2014. The fair value of the effective portion of interest rate swaps in a liability position and included in other liabilities was less than $1 million at December 31, 2015 and zero at December 31, 2014. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and tax. During 2015 and 2014, $6 million and $2 million was reclassified from AOCI to net investment income. There was no ineffectiveness recorded in Net Earnings during these periods.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Derivative Designated and Qualifying as a Fair Value Hedge   In June 2015, AFG entered into an interest rate swap to mitigate the interest rate risk associated with its fixed-rate 9-7/8% Senior Notes due June 2019 by effectively converting the interest rate on those notes to a floating rate of three-month LIBOR plus 8.099% (8.6110% at December 31, 2015). Since the terms of the interest rate swap match the terms of the hedged debt, changes in the fair value of the interest rate swap are offset by changes in the fair value of the hedged debt attributable to changes in interest rates. The fair value of the interest rate swap (an asset of $2 million at December 31, 2015) and the offsetting adjustment to the carrying value of the 9-7/8% Senior Notes are both included in long-term debt on AFG’s Balance Sheet. Accordingly, the net impact on AFG’s current period earnings is that the interest expense associated with the hedged debt is effectively recorded at the floating rate. The net reduction in interest expense from the swap for 2015 was $2 million.

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized	Total	Total
Balance at December 31, 2012	$204	$787	$170	$99	$1,056	$(710)	$346	$550
Additions	468	222	11	—	233	—	233	701
Amortization:
Periodic amortization	(460)	(140)	(30)	(14)	(184)	—	(184)	(644)
Annuity unlocking	—	4	(2)	—	2	—	2	2
Included in realized gains	—	2	—	—	2	—	2	2
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	365	365	365
Balance at December 31, 2013	211	875	149	85	1,109	(345)	764	975

Additions	497	198	8	—	206	—	206	703
Amortization:
Periodic amortization	(485)	(130)	(26)	(11)	(167)	—	(167)	(652)
Annuity unlocking	—	(20)	—	—	(20)	—	(20)	(20)
Included in realized gains	—	2	1	—	3	—	3	3
Foreign currency translation	(2)	—	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	—	(186)	(186)	(186)
Balance at December 31, 2014	221	925	132	74	1,131	(531)	600	821

Additions	519	224	11	—	235	—	235	754
Amortization:
Periodic amortization	(511)	(162)	(26)	(11)	(199)	—	(199)	(710)
Annuity unlocking	—	31	4	—	35	—	35	35
Included in realized gains	—	8	1	—	9	—	9	9
Sale of subsidiaries	—	(8)	(3)	(8)	(19)	—	(19)	(19)
Foreign currency translation	(3)	—	—	—	—	—	—	(3)
Change in unrealized	—	—	—	—	—	297	297	297
Balance at December 31, 2015	$226	$1,018	$119	$55	$1,192	$(234)	$958	$1,184

The present value of future profits (“PVFP”) amounts in the table above are net of $220 million and $209 million of accumulated amortization at December 31, 2015 and 2014, respectively. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-sixth of the balance at the beginning of each respective year.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 15.0% to 100% of the most subordinate debt tranche of thirteen collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2004 and 2015, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG), and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $266 million (including $115 million invested in the most subordinate tranches) at December 31, 2015, and $289 million at December 31, 2014.

In 2015, AFG formed two new CLOs, which issued an aggregate of $869 million face amount of liabilities (including $81 million face amount purchased by subsidiaries of AFG). During 2015, AFG subsidiaries received $77 million in sale and redemption proceeds from its CLO investments. In 2014, AFG formed two new CLOs, which issued an aggregate of $917 million face amount of liabilities (including $94 million face amount purchased by subsidiaries of AFG). During 2014, AFG subsidiaries also purchased $13 million face amount of senior debt tranches of existing CLOs for $13 million and received $81 million in redemption proceeds from its CLO investments. In 2013, AFG formed two new CLOs, which issued an aggregate of $829 million face amount of liabilities (including $85 million face amount purchased by subsidiaries of AFG). During 2013, AFG subsidiaries also purchased $94 million face amount of senior debt tranches of existing CLOs for $89 million and received $142 million in redemption proceeds from its CLO investments. In 2014 and 2013, four and two AFG CLOs were substantially liquidated as permitted by the CLO indentures, respectively.

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

	Year ended December 31,
	2015	2014	2013
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$(116)	$(66)	$11
Liabilities	82	22	(25)
Management fees paid to AFG	15	25	16
CLO earnings (losses) attributable to (b):
AFG shareholders	(6)	16	35
Noncontrolling interests	—	(51)	(26)

(a)	Included in Revenues in AFG’s Statement of Earnings.

(b)	Included in Earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $214 million and $83 million at December 31, 2015 and 2014. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $205 million and $131 million at those dates. The CLO assets include $1 million at December 31, 2015 and $2 million at December 31, 2014 in loans, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $10 million and $6 million at both of those dates, respectively).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

I.    Goodwill and Other Intangibles

Changes in the carrying value of goodwill during 2013, 2014 and 2015, by reporting segment, are presented in the following table (in millions):

	Property and Casualty	Annuity	Total
Balance at January 1, 2013 and January 1, 2014	$152	$33	$185
Acquisition of subsidiary in 2014	16	—	16
Balance at December 31, 2014	168	33	201
Sale of subsidiaries in 2015	—	(2)	(2)
Balance at December 31, 2015	$168	$31	$199

Goodwill increased by $16 million in the second quarter of 2014 due to the purchase of Summit and decreased by $2 million in the fourth quarter of 2015 due to the sale of UTA and CGIC as discussed in Note B — “Acquisitions and Sale of Businesses.”

Included in other assets in AFG’s Balance Sheet is $41 million at December 31, 2015 and $49 million at December 31, 2014 of amortizable intangible assets related to property and casualty insurance acquisitions, primarily the acquisition of Summit in 2014. These amounts are net of accumulated amortization of $18 million and $91 million, respectively. The decrease in accumulated amortization reflects the impact of intangibles that became fully amortized in 2015. Amortization of intangibles was $8 million in 2015, $19 million in 2014 and $14 million in 2013. Future amortization of intangibles (weighted average amortization period of 5 years) is estimated to be $8 million per year in each of 2016 through 2020 and $1 million thereafter.

J.    Long-Term Debt

The carrying value of long-term debt consisted of the following at December 31 (in millions):

	2015	2014
Direct Senior Obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	—	132
Other	3	3
	708	840

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	—
	300	150
Subsidiaries:
Notes payable secured by real estate	—	59
National Interstate bank credit facility	12	12
	12	71
	$1,020	$1,061

To achieve a desired balance between fixed and variable rate debt, AFG entered into an interest rate swap in June 2015, which effectively converts its 9-7/8% Senior Notes to a floating rate of three-month LIBOR plus 8.099% (8.6110% at December 31, 2015). The fair value of the interest rate swap (an asset of $2 million at December 31, 2015) and the offsetting adjustment to the carrying value of the notes are both included in the carrying value of the 9-7/8% Senior Notes in the table above.

At December 31, 2015, scheduled principal payments on debt for the subsequent five years and thereafter were as follows: 2016 — none; 2017 — $12 million; 2018 — none; 2019 — $350 million; 2020 — none and thereafter — $658 million.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

As shown below at December 31 (in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries.

	2015	2014
Senior unsecured obligations	$720	$852
Subordinated unsecured obligations	300	150
Obligations secured by real estate	—	59
	$1,020	$1,061

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at December 31, 2015 or December 31, 2014.

National Interstate can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. At December 31, 2015, there was $12 million outstanding under this agreement, bearing interest at 1.399% (six-month LIBOR plus 0.875%).

In September 2015, AFG used cash on hand to redeem the $132 million in outstanding AFG 7% Senior Notes due September 2050 at par value. In November 2015, AFG issued $150 million in 6% Subordinated Debentures due in 2055. The net proceeds of the offering will be used for general corporate purposes, which may include repurchases of AFG’s outstanding Common Stock. During 2015, subsidiaries of AFG repaid all of the outstanding notes secured by real estate.

In September 2014, AFG issued $150 million in 6-1/4% Subordinated Debentures due 2054.

In 2013, AFG subsidiaries redeemed Variable Rate Subordinated Debentures at par value and paid off a secured borrowing balance at maturity.

Cash interest payments on long-term debt were $75 million in 2015, $72 million in 2014 and $71 million in 2013. In 2015, AFG received $2 million in interest under the interest rate swap discussed above.

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

At December 31, 2015, there were 10.7 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plans. Options are granted with an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant and expire ten years after the date of grant.

Data for stock options issued under AFG’s stock incentive plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	6,383,799	$36.92
Granted	716,818	$63.15
Exercised	(1,475,202)	$31.77
Forfeited/Cancelled	(109,325)	$49.34
Outstanding at December 31, 2015	5,516,090	$41.46	5.9 years	$169

Options exercisable at December 31, 2015	2,988,920	$32.85	4.4 years	$117

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The total intrinsic value of options exercised during 2015, 2014 and 2013 was $52 million, $38 million and $35 million, respectively. During 2015, 2014 and 2013, AFG received $47 million, $35 million and $44 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $16 million, $12 million and $11 million(including $12 million, $9 million and $7 million credited directly to capital surplus) during those years, respectively.

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

	2015	2014	2013
Exercise price	$63.15	$56.47	$44.01
Expected dividend yield	1.6%	1.6%	1.8%
Expected volatility	25%	26%	39%
Expected term (in years)	7.25	7.25	7.25
Risk-free rate	1.88%	2.20%	1.36%

Grant date fair value	$15.29	$14.66	$15.10

The restricted Common Stock that AFG has granted generally vests over a three or four year period. Data relating to grants of restricted stock is presented below:

	Shares	Average Grant Date Fair Value
Outstanding at January 1, 2015	515,450	$43.32
Granted	171,130	$63.15
Vested	(163,312)	$38.36
Forfeited	(17,570)	$49.28
Outstanding at December 31, 2015	505,698	$51.43

AFG issued 54,732 shares of Common Stock (fair value of $62.55 per share) in the first quarter of 2015 and 84,036 shares (fair value of $57.16 per share) in the first quarter of 2014 under its Equity Bonus Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries for 2015, 2014 and 2013 was $27 million, $25 million and $36 million, respectively. Related tax benefits totaled $8 million in 2015 and 2014 and $12 million in 2013. At December 31, 2015, there was $27 million and $13 million of unrecognized compensation expense related to nonvested stock options and restricted stock awards, respectively. These amounts are expected to be recognized over a weighted average of 3.0 and 2.6 years, respectively.

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

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Year ended December 31, 2015
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(625)	$219	$(406)	$9	$(397)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		14	(5)	9	(1)	8
Reclassification for unrealized gains of subsidiaries sold		(34)	12	(22)	—	(22)
Total net unrealized gains (losses) on securities (b)	$743	(645)	226	(419)	8	(411)	$332
Net unrealized gains on cash flow hedges	—	1	—	1	—	1	1
Foreign currency translation adjustments	(8)	(9)	(5)	(14)	—	(14)	(22)
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	(7)
Total	$727	$(652)	$221	$(431)	$8	$(423)	$304

Year ended December 31, 2014
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$334	$(118)	$216	$(4)	$212
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(52)	19	(33)	1	(32)
Total net unrealized gains on securities (b)	$563	282	(99)	183	(3)	180	$743
Foreign currency translation adjustments	1	(8)	(1)	(9)	—	(9)	(8)
Pension and other postretirement plans adjustments	(4)	(6)	2	(4)	—	(4)	(8)
Total	$560	$268	$(98)	$170	$(3)	$167	$727

Year ended December 31, 2013
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$(188)	$66	$(122)	$4	$(118)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(222)	78	(144)	2	(142)
Total net unrealized gains on securities (b)	$823	(410)	144	(266)	6	(260)	$563
Foreign currency translation adjustments	14	(13)	—	(13)	—	(13)	1
Pension and other postretirement plans adjustments	(6)	3	(1)	2	—	2	(4)
Total	$831	$(420)	$143	$(277)	$6	$(271)	$560

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the Statement of Earnings
Pretax	Realized gains on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $51 million at December 31, 2015 compared to net unrealized gains of $58 million and $54 million at December 31, 2014 and 2013, related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in the Statement of Earnings (dollars in millions):

	2015		2014		2013
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$565		$626		$689

Income taxes at statutory rate	$198	35%	$219	35%	$241	35%
Effect of:
Tax exempt interest	(27)	(5%)	(25)	(4%)	(21)	(3%)
Losses of managed investment entities	—	—%	18	3%	9	1%
Change in valuation allowance	23	4%	7	1%	1	—%
Subsidiaries not in AFG’s tax return	2	1%	1	—%	2	—%
Other	(1)	—%	—	—%	4	1%
Provision for income taxes as shown in the Statement of Earnings	$195	35%	$220	35%	$236	34%

AFG’s 2012 — 2015 tax years remain subject to examination by the IRS.

Total earnings before income taxes include losses subject to tax in foreign jurisdictions of $66 million in 2015 compared to losses of $4 million in 2014 and income of $4 million in 2013.

The total income tax provision (credit) consists of (in millions):

	2015	2014	2013
Current taxes:
Federal	$216	$265	$308
State	8	8	5
Deferred taxes:
Federal	(29)	(53)	(77)
Provision for income taxes	$195	$220	$236

For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2015 (in millions):

	Expiring	Amount
Operating Loss – U.S.	2017 - 2022	$143
Operating Loss – United Kingdom	indefinite	133	(*)
Capital Loss – U.S.	2020	90

(*)	£90 million

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in AFG’s Balance Sheet at December 31 were as follows (in millions):

	2015			2014
	Excluding Unrealized Gains	Impact of Unrealized Gains	Total	Excluding Unrealized Gains	Impact of Unrealized Gains	Total
Deferred tax assets:
Federal net operating loss carryforwards	$50	$—	$50	$51	$—	$51
Foreign underwriting losses	77	—	77	56	—	56
Capital loss carryforwards	32	—	32	—	—	—
Insurance claims and reserves	691	22	713	682	75	757
Employee benefits	115	—	115	107	—	107
Other, net	33	(4)	29	26	(11)	15
Total deferred tax assets before valuation allowance	998	18	1,016	922	64	986
Valuation allowance against deferred tax assets	(130)	—	(130)	(109)	—	(109)
Total deferred tax assets	868	18	886	813	64	877
Deferred tax liabilities:
Subsidiaries not in AFG’s tax return (*)	(63)	—	(63)	(61)	—	(61)
Investment securities	23	(281)	(258)	(6)	(657)	(663)
Deferred policy acquisition costs	(418)	82	(336)	(364)	186	(178)
Total deferred tax liabilities	(458)	(199)	(657)	(431)	(471)	(902)
Net deferred tax asset (liability)	$410	$(181)	$229	$382	$(407)	$(25)

(*)    Related to National Interstate Corporation, a 51%-owned subsidiary.

AFG’s net deferred tax asset at December 31, 2015, is included in other assets in AFG’s Balance Sheet; its net deferred tax liability at December 31, 2014, is included in other liabilities.

The likelihood of realizing deferred tax assets is reviewed periodically; any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

“Foreign underwriting losses” in the table above include the net operating loss carryforward and other deferred tax assets related to the Marketform Lloyd’s insurance business. Due to uncertainty concerning the realization of the deferred tax benefits associated with these losses, AFG maintains a full valuation allowance of $77 million against these deferred tax assets at December 31, 2015. In addition to the valuation allowance related to the Marketform Lloyd’s insurance business, the gross deferred tax asset has also been reduced by a $50 million valuation allowance related to a portion of AFG’s net operating loss carryforwards (“NOL”) subject to the separate return limitation year (“SRLY”) tax rules. A SRLY NOL can be used only by the entity that created it and only in years that both it and the consolidated group have taxable income.

AFG increased its liability for uncertain tax positions by $1 million in 2015 due to uncertainty in state taxation of its surplus lines insurance subsidiaries.

In July 2014, AFG finalized a settlement with the IRS related to tax years 2008 and 2009. As a result, AFG’s uncertain tax positions were effectively settled, allowing AFG to reduce its liability for previously uncertain tax positions by $19 million in the third quarter of 2014. Although AFG agreed to pay $11 million to the IRS, the majority of the reduction in this liability resulted in offsetting adjustments to AFG’s deferred tax liability and did not impact AFG’s effective tax rate. The portion of the reduction in this liability that favorably impacted the effective tax rate was approximately $4 million including interest. The reduction of the liability for previously uncertain tax positions includes $17 million related to the timing of recognition of investment income on certain debt securities and $2 million related to the deductibility of certain financing expenses.

AFG increased its liability for uncertain tax positions by $1 million in 2013, exclusive of interest, for the uncertainty as to the timing of tax return inclusion of income related to certain securities.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the liability for uncertain tax positions, excluding interest and penalties, follows (in millions):

	2015	2014	2013
Balance at January 1	$—	$19	$18
Additions for tax positions of prior years	1	—	—
Reductions for tax positions of prior years	—	(8)	—
Additions for tax positions of current year	—	—	1
Settlements	—	(11)	—
Balance at December 31	$1	$—	$19

AFG’s provision for income taxes included an expense of less than $1 million in 2015, a benefit of $1 million in 2014 and an expense of $1 million in 2013 of interest (net of federal benefit or expense). AFG’s liability for interest related to unrecognized tax benefits was less than $1 million at December 31, 2015 and $1 million at December 31, 2013 (net of federal benefit); no penalties were accrued at those dates.

Cash payments for income taxes, net of refunds, were $234 million, $347 million and $204 million for 2015, 2014 and 2013, respectively.

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

AFG completed a comprehensive external study of its asbestos and environmental (“A&E”) exposures in the third quarter of 2015 with the aid of specialty actuarial, engineering and consulting firms and outside counsel. The study resulted in A&E charges of $67 million for the property and casualty group and $12 million for the former railroad and manufacturing operations. AFG completed an in-depth internal review of its A&E exposures in the third quarter of 2014, which resulted in A&E charges of $24 million for the property and casualty group and $6 million for the former railroad and manufacturing operations. In the third quarter of 2013, AFG completed a comprehensive external study of its A&E exposures with the aid of specialty actuarial, engineering and consulting firms and outside counsel, which resulted in A&E charges of $54 million for the property and casualty group and $22 million for the former railroad and manufacturing operations.

The property and casualty group’s liability for asbestos and environmental reserves was $426 million at December 31, 2015; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $99 million.

At December 31, 2015, American Premier and its subsidiaries had liabilities for environmental and personal injury claims and other contingencies aggregating $77 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims and other contingencies include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace and other labor disputes.

At December 31, 2015, GAFRI had a liability of approximately $11 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

See Note B — “Acquisitions and Sale of Businesses” for a discussion of the five-year capital maintenance agreement that AFG entered into in connection with obtaining regulatory approval for the sale of substantially all of its run-off long-term care business.

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

The following are quarterly results of consolidated operations for the two years ended December 31, 2015 (in millions, except per share amounts). Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2015
Revenues	$1,294	$1,541	$1,684	$1,626	$6,145
Net earnings, including noncontrolling interests	25	149	66	130	370
Net earnings attributable to shareholders	19	141	63	129	352
Earnings attributable to shareholders per Common Share:
Basic	$0.22	$1.60	$0.72	$1.48	$4.02
Diluted	0.21	1.57	0.71	1.45	3.94
Average number of Common Shares:
Basic	87.6	87.7	87.5	87.4	87.6
Diluted	89.4	89.5	89.3	89.2	89.4
2014
Revenues	$1,211	$1,392	$1,581	$1,549	$5,733
Net earnings, including noncontrolling interests	107	83	91	125	406
Net earnings attributable to shareholders	103	106	116	127	452
Earnings attributable to shareholders per Common Share:
Basic	$1.15	$1.18	$1.30	$1.44	$5.07
Diluted	1.13	1.15	1.28	1.41	4.97
Average number of Common Shares:
Basic	89.6	89.6	89.0	87.9	89.0
Diluted	91.6	91.6	90.9	89.8	91.0

Pretax realized gains on subsidiaries and securities (including other-than-temporary impairments) and favorable (adverse) prior year development of AFG’s liability for losses and loss adjustment expenses (“LAE”) were as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
Realized Gains (Losses) on Securities and Subsidiaries
2015	$(143)	$(1)	$(11)	$(25)	$(180)
2014	19	12	13	8	52

Prior Year Development Favorable (Adverse)
2015	$7	$10	$(55)	$5	$(33)
2014	31	(14)	(13)	(10)	(6)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized losses on subsidiaries in 2015 include a $166 million realized loss (consisting of an initial loss estimate of $162 million recorded in the first quarter and a $4 million loss adjustment in the fourth quarter) related to the impact of the sale of two subsidiaries, which contained substantially all of AFG’s long-term care insurance business. See Note B — “Acquisitions and Sale of Businesses.”

Adverse prior year development for the third quarter of 2015 includes pretax special charges of $67 million to strengthen property and casualty insurance A&E reserves. Adverse prior year development for the second quarter of 2014 includes $22 million of adverse reserve development in the property and transportation sub-segment, which resulted from an increase in claim severity in the commercial auto liability business, partially offset by lower than expected claim severity in the agricultural and property and inland marine businesses. Adverse prior year development for the third quarter of 2014 includes pretax special charges of $24 million to strengthen property and casualty insurance A&E reserves. Adverse prior year development in the fourth quarter of 2014 was due primarily to adverse reserve development at Marketform and higher than expected claim severity in contractor claims and in a run-off book of casualty business.

In addition to realized gains (losses) on securities and subsidiaries, results for 2015 include pretax gains (included in other income) of $51 million from the sale of Le Pavillon Hotel in the second quarter and $15 million from the sale of an apartment property in the fourth quarter.

Results for the third quarter of 2015 and 2014 include pretax special charges of $12 million and $6 million, respectively, to strengthen reserves for A&E exposures related to AFG’s former railroad and manufacturing operations.

O.     Insurance

Cash and securities owned by U.S.-based insurance subsidiaries having a carrying value of approximately $1.00 billion at December 31, 2015, were on deposit as required by regulatory authorities. In addition, $203 million was on deposit in support of AFG’s underwriting activities at Lloyd’s. At December 31, 2015, AFG and its subsidiaries had $307 million in undrawn letters of credit (none of which was collateralized) supporting the underwriting capacity of its U.K.-based Lloyd’s insurer.

Property and Casualty Insurance Reserves   The liability for losses and LAE for long-term scheduled payments under certain workers’ compensation insurance has been discounted at 4.5% at both December 31, 2015 and 2014, which represents an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2015 and 2014, has been reduced by $18 million and $19 million.

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years (in millions):

	2015	2014	2013
Balance at beginning of period	$5,645	$4,288	$4,129
Provision for losses and LAE occurring in the current year	2,662	2,488	2,055
Net increase (decrease) in the provision for claims of prior years:
Special A&E charges	67	24	54
Other	(34)	(18)	(69)
Total losses and LAE incurred	2,695	2,494	2,040
Payments for losses and LAE of:
Current year	(828)	(789)	(739)
Prior years	(1,575)	(1,340)	(1,131)
Total payments	(2,403)	(2,129)	(1,870)
Reserves of businesses acquired (*)	—	1,028	—
Foreign currency translation and other	(11)	(36)	(11)
Balance at end of period	5,926	5,645	4,288
Add back reinsurance recoverables, net of allowance	2,201	2,227	2,122
Gross unpaid losses and LAE included in the balance sheet	$8,127	$7,872	$6,410

(*)   Reflects the acquisition of Summit in April 2014 (see Note B — “Acquisitions and Sale of Businesses”).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The net increase in the provision for claims of prior years in 2015 reflects (i) higher than expected claim severity at National Interstate and higher than anticipated claim frequency in the ocean marine business (all within the Property and transportation sub-segment), (ii) adverse reserve development at Marketform (within the Specialty casualty sub-segment), and (iii) the $67 million special charge to increase asbestos and environmental reserves. This adverse development was partially offset by (i) lower than expected claim severity in the property and inland marine business, agricultural operations and a run-off book of homebuilders business (all within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in workers’ compensation business, lower than anticipated claim severity and frequency in excess liability insurance and lower than expected claim severity in directors and officers liability insurance (all within the Specialty casualty sub-segment), and (iii) lower than anticipated claim frequency and severity in the surety business and products for financial institutions and lower than expected claim severity in the fidelity business and run-off collateral value insurance (all within the Specialty financial sub-segment).

Net adverse reserve development in 2014 reflects higher than expected severity in commercial auto liability losses written in the transportation businesses (within the Property and transportation sub-segment), higher than expected claims severity in contractor claims and in a run-off book of casualty business and adverse reserve development at Marketform (all within the Specialty casualty sub-segment), and the $24 million special charge to increase asbestos and environmental reserves. This adverse reserve development was offset by (i) lower than expected claim severity in directors and officers liability insurance, lower than expected claim severity and frequency in excess liability insurance and lower than anticipated claim severity in specialty workers’ compensation business (all within the Specialty casualty sub-segment), and (ii) lower than expected claim severity in the surety and fidelity businesses and lower than expected claim frequency and severity in the foreign credit business and products for financial institutions (all within the Specialty financial sub-segment).

Net favorable reserve development in 2013 was due primarily to lower than expected severity in directors and officers liability insurance and lower than expected claim severity and frequency in the excess liability business (both within the Specialty casualty sub-segment), lower than expected frequency and severity in the foreign credit and financial institutions businesses (within the Specialty financial sub-segment) and favorable reserve development associated with AFG’s internal reinsurance program, partially offset by the $54 million special charge to increase asbestos and environmental reserves.

Closed Block of Long-Term Care Insurance   AFG, as well as other companies that sell long-term care products, have accumulated relatively limited claims, lapse and mortality experience, making it difficult to predict future claims. Long-term care claims tend to be much higher in dollar amount and longer in duration than other health care products. In addition, long-term care claims are incurred much later in the life of a policy than most other health products. These factors made it difficult to appropriately price this product and were instrumental in AFG’s decisions to stop writing new policies in January 2010 and to sell substantially all of its run-off long-term care insurance business in December 2015 (see Note B —“Acquisitions and Sale of Businesses”). Following the completion of this sale, AFG’s remaining long-term care insurance reserves were $34 million at December 31, 2015, net of reinsurance recoverables and excluding the impact of unrealized gains on securities. AFG’s remaining outstanding long-term care policies have level premiums and are guaranteed renewable. Premium rates can potentially be increased in reaction to adverse experience; however, any rate increases would require regulatory approval.

FHLB Funding Agreements   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. GALIC’s $41 million investment in FHLB capital stock at December 31, 2015, is included in other investments at cost. Membership in the FHLB provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. In 2015, the FHLB advanced GALIC $345 million (included in annuity benefits accumulated), increasing the total amount advanced to $785 million at December 31, 2015. Interest rates under the various funding agreements on these advances range from 0.02% to 0.49% over LIBOR (average rate of 0.58% at December 31, 2015). While these advances must be repaid between 2016 and 2020, GALIC has the option to prepay all or a portion of the advances. The advances on these agreements are collateralized by mortgage-backed securities with a fair value of $912 million (included in available for sale fixed maturity securities) at December 31, 2015. Interest credited on the funding agreements, which is included in annuity benefits, was $3 million in 2015 and $1 million in 2014 and 2013.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Statutory Information   AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

	Net Earnings			Capital and Surplus
	2015	2014	2013	2015	2014
Property and casualty companies	$408	$318	$332	$2,488	$2,286
Life insurance companies	399	349	294	1,721	1,714

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk based capital (“RBC”) applies to both life and property and casualty insurance companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. Companies below specific trigger points or ratios are subject to regulatory action. At December 31, 2015 and 2014, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements. AFG’s insurance companies did not use any prescribed or permitted statutory accounting practices that differed from the NAIC statutory accounting practices at December 31, 2015 or 2014.

Payments of dividends by AFG’s insurance companies are subject to various state laws that limit the amount of dividends that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2016 from its insurance subsidiaries without seeking regulatory clearance is $809 million. Additional amounts of dividends require regulatory approval.

AFG paid common stock dividends to shareholders totaling $178 million, $169 million and $161 million in 2015, 2014 and 2013, respectively. Currently, there are no regulatory restrictions on AFG’s retained earnings or net income that materially impact its ability to pay dividends. Based on shareholders’ equity at December 31, 2015, AFG could pay dividends in excess of $1 billion without violating its most restrictive debt covenant. However, the payment of future dividends will be at the discretion of AFG’s Board of Directors and will be dependent on many factors including AFG’s financial condition and results of operations, the capital requirements of its insurance subsidiaries, and rating agency commitments.

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

	2015	2014	2013
Direct premiums written	$5,713	$5,387	$4,744
Reinsurance assumed	119	90	61
Reinsurance ceded	(1,505)	(1,457)	(1,464)
Net written premiums	$4,327	$4,020	$3,341

Direct premiums earned	$5,613	$5,195	$4,684
Reinsurance assumed	105	75	45
Reinsurance ceded	(1,494)	(1,392)	(1,525)
Net earned premiums	$4,224	$3,878	$3,204

Reinsurance recoveries	$936	$895	$1,255

In March 2014, AFG’s property and casualty insurance operations entered into a reinsurance agreement to obtain additional catastrophe protection through a catastrophe bond structure with Riverfront Re Ltd. (“Riverfront”). The reinsurance agreement provides supplemental reinsurance coverage up to $95 million (fully collateralized) for catastrophe losses in excess of $119 million occurring during the period from April 1, 2014 through December 31, 2016. In connection with the reinsurance agreement, Riverfront issued notes to unrelated investors for the full $95 million of coverage provided under the reinsurance agreement. At the time of the agreement, AFG concluded that Riverfront is a variable interest entity, but that it does not have a variable interest in the entity because the variability in Riverfront’s results is expected to be absorbed entirely by the investors

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

in Riverfront. Accordingly, Riverfront is not consolidated in AFG’s financial statements and the reinsurance agreement is accounted for as ceded reinsurance. AFG’s cost for this coverage is approximately $5 million per year.

AFG has reinsured approximately $11.19 billion of its $14.67 billion in face amount of life insurance at December 31, 2015 compared to $12.70 billion of its $16.71 billion in face amount of life insurance at December 31, 2014. Life written premiums ceded were $40 million, $41 million and $44 million for 2015, 2014 and 2013, respectively. Reinsurance recoveries on ceded life policies were $50 million, $59 million and $58 million for 2015, 2014 and 2013, respectively.

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

	2015	2014
Expected death and annuitization	$214	$213
Guaranteed withdrawal benefits	203	151
Accrued persistency and premium bonuses	11	14

Variable Annuities   At December 31, 2015, the aggregate guaranteed minimum death benefit value (assuming every variable annuity policyholder died on that date) on AFG’s variable annuity policies exceeded the fair value of the underlying variable annuities by $27 million, compared to $23 million at December 31, 2014. Death benefits paid in excess of the variable annuity account balances were less than $1 million in each of the last three years.

P.     Additional Information

AFG’s aggregate allowance for uncollectible reinsurance recoverables was $22 million and $25 million at December 31, 2015 and 2014, respectively. AFG reviews the allowance quarterly and adjusts it as necessary to reflect changes in estimates of uncollectible balances. In 2015, AFG recorded a net expense reduction of $3 million against the allowance. In 2014 and 2013, AFG recorded charges of $4 million and $1 million against the allowance, respectively (included in losses and loss adjustment expenses). In 2014, the allowance was reduced by reinsurance recoverable write-offs of $6 million.

Operating Leases   Total rental expense for various leases of office space and equipment was $70 million in 2015, $65 million in 2014 and $57 million in 2013. Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2015, were as follows: 2016 – $64 million; 2017 – $60 million; 2018 – $51 million; 2019 – $43 million; 2020 – $36 million; and $148 million thereafter.

Financial Instruments — Unfunded Commitments   On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2015, AFG and its subsidiaries had commitments to fund credit facilities and contribute capital to limited partnerships and limited liability corporations of approximately $410 million.

Benefit Plans   AFG expensed approximately $34 million in 2015, $30 million in 2014 and $32 million in 2013 for its retirement and employee savings plans.

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

ITEM 10	Directors, Executive Officers of the Registrant and Corporate Governance
ITEM 11	Executive Compensation
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13	Certain Relationships and Related Transactions, and Director Independence
ITEM 14	Principal Accountant Fees and Services

PART IV

ITEM 15

Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:
	1.	Financial Statements are included in Part II, Item 8.

	2.	Financial Statement Schedules:
		A.	Selected Quarterly Financial Data is included in Note N to the Consolidated Financial Statements.

		B.	Schedules filed herewith for 2015, 2014 and 2013:
Page
			II — Condensed Financial Information of Registrant	S-2

			III — Supplementary Insurance Information	S-4

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

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)

Condensed Balance Sheet

	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$189	$292
Investment in securities	63	58
Investment in subsidiaries (a)	5,439	5,638
Other investments	2	2
Other assets	106	103
Total assets	$5,799	$6,093

Liabilities and Equity:
Long-term debt	$1,008	$990
Other liabilities	199	224
Shareholders’ equity	4,592	4,879
Total liabilities and equity	$5,799	$6,093

Condensed Statement of Earnings

	Year ended December 31,
	2015	2014	2013
Revenues:
Dividends from subsidiaries	$311	$480	$606
Equity in undistributed earnings of subsidiaries	386	332	260
Investment and other income	4	5	8
Total revenues	701	817	874

Costs and Expenses:
Interest charges on intercompany borrowings	9	10	10
Interest charges on other borrowings	72	69	67
Other expenses	73	66	90
Total costs and expenses	154	145	167

Earnings before income taxes	547	672	707
Provision for income taxes	195	220	236
Net Earnings Attributable to Shareholders	$352	$452	$471

Condensed Statement of Comprehensive Income

Net earnings attributable to shareholders	$352	$452	$471
Other comprehensive income (loss), net of tax	(423)	167	(271)
Total comprehensive income, net of tax	$(71)	$619	$200

________________________

(a)	Investment in subsidiaries includes intercompany receivables and payables.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)

Condensed Statement of Cash Flows

	Year ended December 31,
	2015	2014	2013
Operating Activities:
Net earnings attributable to shareholders	$352	$452	$471
Adjustments:
Equity in net earnings of subsidiaries	(451)	(545)	(579)
Dividends from subsidiaries	280	451	543
Other operating activities, net	(19)	14	(7)
Net cash provided by operating activities	162	372	428

Investing Activities:
Capital contributions to subsidiaries	(27)	(431)	(38)
Returns of capital from subsidiaries	1	—	36
Purchases of investments, property and equipment	(10)	(1)	(2)
Proceeds from sales of investments, property and equipment	3	—	—
Net cash used in investing activities	(33)	(432)	(4)

Financing Activities:
Additional long-term borrowings	145	145	—
Reductions of long-term debt	(132)	—	—
Issuances of Common Stock	57	42	50
Repurchases of Common Stock	(126)	(191)	(70)
Cash dividends paid on Common Stock	(176)	(167)	(160)
Net cash used in financing activities	(232)	(171)	(180)

Net Change in Cash and Cash Equivalents	(103)	(231)	244
Cash and cash equivalents at beginning of year	292	523	279
Cash and cash equivalents at end of year	$189	$292	$523

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THREE YEARS ENDED DECEMBER 31, 2015
(IN MILLIONS)

Segment	Deferred policy acquisition costs	Reserves for future policy benefits, claims and unpaid losses and LAE	Unearned premiums	Net earned premiums	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums (excluding life)
2015
Property and casualty insurance	$226	$8,127	$2,060	$4,224	$319	$2,695	$511	$839	$4,327
Annuity	934	26,622	—	—	1,224	732	136	123	—
Run-off long-term care and life	24	705	—	104	80	131	6	37	73
Other	—	—	—	—	10	—	—	370	—
Total	$1,184	$35,454	$2,060	$4,328	$1,633	$3,558	$653	$1,369	$4,400

2014
Property and casualty insurance	$221	$7,872	$1,956	$3,878	$294	$2,494	$485	$746	$4,020
Annuity	564	23,764	—	—	1,136	648	155	102	—
Run-off long-term care and life	36	2,175	—	108	82	164	6	35	74
Other	—	—	—	—	(11)	—	—	272	—
Total	$821	$33,811	$1,956	$3,986	$1,501	$3,306	$646	$1,155	$4,094

2013
Property and casualty insurance	$211	$6,410	$1,757	$3,204	$263	$2,040	$460	$607	$3,341
Annuity	723	20,944	—	—	1,034	531	144	113	—
Run-off long-term care and life	41	2,008	—	114	76	160	6	39	76
Other	—	—	—	—	(27)	—	—	314	—
Total	$975	$29,362	$1,757	$3,318	$1,346	$2,731	$610	$1,073	$3,417

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

February 26, 2016	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer
__________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Carl H. Lindner III	Co-Chief Executive Officer and Director	February 26, 2016
Carl H. Lindner III	(Principal Executive Officer)

/s/ S. Craig Lindner	Co-Chief Executive Officer and Director	February 26, 2016
S. Craig Lindner	(Principal Executive Officer)

/s/ Joseph E. (Jeff) Consolino	Executive Vice President, Chief Financial Officer and Director	February 26, 2016
Joseph E. (Jeff) Consolino	(Principal Financial and Accounting Officer)

/s/ Kenneth C. Ambrecht	Director	February 26, 2016
Kenneth C. Ambrecht

/s/ John B. Berding	Director	February 26, 2016
John B. Berding

/s/ Virginia (Gina) C. Drosos	Director*	February 26, 2016
Virginia (Gina) C. Drosos

/s/ James E. Evans	Director	February 26, 2016
James E. Evans

/s/ Terry S. Jacobs	Director*	February 26, 2016
Terry S. Jacobs

/s/ Gregory G. Joseph	Director*	February 26, 2016
Gregory G. Joseph

/s/ William W. Verity	Director	February 26, 2016
William W. Verity

/s/ John I. Von Lehman	Director*	February 26, 2016
John I. Von Lehman

* Member of the Audit Committee

INDEX TO EXHIBITS
AMERICAN FINANCIAL GROUP, INC.

Number	Exhibit Description
3(a)	Amended and Restated Articles of Incorporation, filed as Exhibit 3(a) to AFG’s Form 10-K for 1997.	(*)
3(b)	Amended and Restated Code of Regulations, filed as Exhibit 3 to AFG’s Form 8-K filed on August 16, 2012.	(*)
4	Instruments defining the rights of security holders.	Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries.
Material Contracts:
10(a)	Amended and Restated Non-Employee Directors Compensation Plan, filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-181913) filed by AFG on November 13, 2012.	(*)
10(b)	Amended and Restated Deferred Compensation Plan, filed as Exhibit 10(b) to AFG’s Form 10-K for 2008.	(*)
10(c)	2011 Equity Bonus Plan (formerly known as the 2011 Co-CEO Equity Bonus Plan), filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-184915) filed by AFG on November 13, 2012.	(*)
10(d)	2011 Annual Senior Executive Bonus Plan, filed as Annex B to AFG’s Proxy statement filed on March 30, 2011.	(*)
10(e)	Amended and restated Nonqualified Auxiliary RASP, filed as Exhibit 10(f) to AFG’s Form 10-K for 2008.	(*)
10(f)	2005 Stock Incentive Plan Exhibit 10 to the Form S-8 Registration Statement (File No. 333-184914) filed by AFG on November 13, 2012.	(*)
10(g)	2015 Stock Incentive Plan.
10(h)
Credit Agreement dated December 5, 2012, among American Financial Group, Inc., Bank of America, N.A., as Administrative Agent, and several lenders, filed as Exhibit 10 to AFG’s Form 8-K filed on December 7, 2012.
(*)
10(i)
Stock Purchase Agreement dated January 9, 2014 by and between Liberty Mutual Group Inc. and Great American Holding, Inc. (Summit Holdings Southeast, Inc.), filed as Exhibit 10(h) to AFG’s Form 10-K for 2013.
(*)
12	Computation of ratios of earnings to fixed charges.
21	Subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
31(a)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Balance Sheet
(ii) Consolidated Statement of Earnings
(iii) Consolidated Statement of Comprehensive Income
(iv) Consolidated Statement of Changes in Equity
(v) Consolidated Statement of Cash Flows
(vi) Notes to Consolidated Financial Statements
(vii) Financial Statement Schedules

(*) Incorporated herein by reference.

E-1