Form 10-Q
period 2016-03-31
AMERICAN FINANCIAL GROUP INC
filed 2016-05-06
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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
          Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2016, there were 86,706,813 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	March 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$1,231	$1,220
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $32,749 and $31,565)	33,921	32,284
Fixed maturities, trading at fair value	249	254
Equity securities, available for sale at fair value (cost — $1,475 and $1,469)	1,536	1,553
Equity securities, trading at fair value	112	166
Mortgage loans	1,097	1,067
Policy loans	198	201
Real estate and other investments	1,093	991
Total cash and investments	39,437	37,736
Recoverables from reinsurers	2,561	2,636
Prepaid reinsurance premiums	475	480
Agents’ balances and premiums receivable	936	937
Deferred policy acquisition costs	1,055	1,184
Assets of managed investment entities	3,906	4,047
Other receivables	693	820
Variable annuity assets (separate accounts)	595	608
Other assets	1,181	1,190
Goodwill	199	199
Total assets	$51,038	$49,837

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$8,108	$8,127
Unearned premiums	2,051	2,060
Annuity benefits accumulated	27,812	26,622
Life, accident and health reserves	708	705
Payable to reinsurers	501	591
Liabilities of managed investment entities	3,656	3,781
Long-term debt	998	998
Variable annuity liabilities (separate accounts)	595	608
Other liabilities	1,672	1,575
Total liabilities	46,101	45,067
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 86,966,290 and 87,474,452 shares outstanding	87	87
Capital surplus	1,218	1,214
Retained earnings	3,002	2,987
Accumulated other comprehensive income, net of tax	448	304
Total shareholders’ equity	4,755	4,592
Noncontrolling interests	182	178
Total equity	4,937	4,770
Total liabilities and equity	$51,038	$49,837

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended March 31,
	2016	2015
Revenues:
Property and casualty insurance net earned premiums	$998	$946
Life, accident and health net earned premiums	6	25
Net investment income	411	388
Realized gains (losses) on:
Securities (*)	(18)	19
Subsidiaries	—	(162)
Income (loss) of managed investment entities:
Investment income	45	34
Loss on change in fair value of assets/liabilities	(13)	(3)
Other income	46	50
Total revenues	1,475	1,297

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	581	576
Commissions and other underwriting expenses	334	313
Annuity benefits	228	184
Life, accident and health benefits	9	32
Annuity and supplemental insurance acquisition expenses	35	41
Interest charges on borrowed money	18	20
Expenses of managed investment entities	35	24
Other expenses	79	77
Total costs and expenses	1,319	1,267
Earnings before income taxes	156	30
Provision for income taxes	52	5
Net earnings, including noncontrolling interests	104	25
Less: Net earnings attributable to noncontrolling interests	3	6
Net Earnings Attributable to Shareholders	$101	$19

Earnings Attributable to Shareholders per Common Share:
Basic	$1.16	$0.22
Diluted	$1.14	$0.21
Average number of Common Shares:
Basic	86.9	87.6
Diluted	88.5	89.4

Cash dividends per Common Share	$0.28	$0.25
________________________________________
(*) Consists of the following:
Realized gains before impairments	$34	$23

Losses on securities with impairment	(51)	(4)
Non-credit portion recognized in other comprehensive income (loss)	(1)	—
Impairment charges recognized in earnings	(52)	(4)
Total realized gains (losses) on securities	$(18)	$19

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2016	2015
Net earnings, including noncontrolling interests	$104	$25
Other comprehensive income (loss), net of tax:
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period	125	69
Reclassification adjustment for realized (gains) losses included in net earnings	11	(12)
Total net unrealized gains on securities	136	57
Net unrealized gains on cash flow hedges	3	1
Foreign currency translation adjustments	6	(8)
Pension and other postretirement plans adjustments	1	—
Other comprehensive income, net of tax	146	50
Total comprehensive income, net of tax	250	75
Less: Comprehensive income attributable to noncontrolling interests	5	7
Comprehensive income attributable to shareholders	$245	$68

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp.		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Income	Total	Interests	Equity
Balance at December 31, 2015	87,474,452	$1,301	$—	$2,987	$304	$4,592	$178	$4,770
Net earnings	—	—	—	101	—	101	3	104
Other comprehensive income	—	—	—	—	144	144	2	146
Dividends on Common Stock	—	—	—	(24)	—	(24)	—	(24)
Shares issued:
Restricted stock awards	317,230	—	—	—	—	—	—	—
Exercise of stock options	279,165	10	—	—	—	10	—	10
Other benefit plans	47,566	3	—	—	—	3	—	3
Dividend reinvestment plan	3,736	—	—	—	—	—	—	—
Stock-based compensation:
Expense	—	5	—	—	—	5	—	5
Excess tax benefits	—	2	—	—	—	2	—	2
Shares acquired and retired	(1,128,128)	(16)	—	(60)	—	(76)	—	(76)
Shares exchanged — benefit plans	(27,551)	—	—	(2)	—	(2)	—	(2)
Forfeitures of restricted stock	(180)	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2016	86,966,290	$1,305	$—	$3,002	$448	$4,755	$182	$4,937

Balance at December 31, 2014	87,708,793	$1,240	$(2)	$2,914	$727	$4,879	$175	$5,054
Cumulative effect of accounting change	—	—	2	—	—	2	—	2
Net earnings	—	—	—	19	—	19	6	25
Other comprehensive income	—	—	—	—	49	49	1	50
Dividends on Common Stock	—	—	—	(22)	—	(22)	—	(22)
Shares issued:
Restricted stock awards	171,130	—	—	—	—	—	—	—
Exercise of stock options	489,001	17	—	—	—	17	—	17
Other benefit plans	62,094	4	—	—	—	4	—	4
Dividend reinvestment plan	3,606	—	—	—	—	—	—	—
Stock-based compensation:
Expense	—	5	—	—	—	5	—	5
Excess tax benefits	—	3	—	—	—	3	—	3
Shares acquired and retired	(516,276)	(8)	—	(23)	—	(31)	—	(31)
Shares exchanged — benefit plans	(32,633)	—	—	(2)	—	(2)	—	(2)
Other	—	—	—	—	—	—	(5)	(5)
Balance at March 31, 2015	87,885,715	$1,261	$—	$2,886	$776	$4,923	$177	$5,100

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2016	2015
Operating Activities:
Net earnings, including noncontrolling interests	$104	$25
Adjustments:
Depreciation and amortization	28	31
Annuity benefits	228	184
Realized losses on investing activities	15	133
Net (purchases) sales of trading securities	71	(4)
Deferred annuity and life policy acquisition costs	(68)	(44)
Change in:
Reinsurance and other receivables	197	483
Other assets	(68)	27
Insurance claims and reserves	(26)	(242)
Payable to reinsurers	(90)	(151)
Other liabilities	15	(41)
Managed investment entities’ assets/liabilities	(55)	(25)
Other operating activities, net	(16)	21
Net cash provided by operating activities	335	397

Investing Activities:
Purchases of:
Fixed maturities	(2,125)	(1,605)
Equity securities	(74)	(79)
Mortgage loans	(131)	(31)
Real estate, property and equipment	(18)	(19)
Proceeds from:
Maturities and redemptions of fixed maturities	840	736
Repayments of mortgage loans	101	59
Sales of fixed maturities	225	32
Sales of equity securities	55	79
Sales of real estate, property and equipment	5	23
Managed investment entities:
Purchases of investments	(239)	(258)
Proceeds from sales and redemptions of investments	290	149
Other investing activities, net	(125)	(54)
Net cash used in investing activities	(1,196)	(968)

Financing Activities:
Annuity receipts	1,435	813
Annuity surrenders, benefits and withdrawals	(503)	(443)
Net transfers from variable annuity assets	9	10
Issuances of managed investment entities’ liabilities	31	103
Retirements of managed investment entities’ liabilities	(11)	(4)
Issuances of Common Stock	13	19
Repurchases of Common Stock	(76)	(31)
Cash dividends paid on Common Stock	(24)	(22)
Other financing activities, net	(2)	(5)
Net cash provided by financing activities	872	440
Net Change in Cash and Cash Equivalents	11	(131)
Cash and cash equivalents at beginning of period	1,220	1,343
Cash and cash equivalents at end of period	$1,231	$1,212

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Sale of Business	I.	Goodwill and Other Intangibles
C.	Segments of Operations	J.	Long-Term Debt
D.	Fair Value Measurements	K.	Shareholders’ Equity
E.	Investments	L.	Income Taxes
F.	Derivatives	M.	Contingencies
G.	Deferred Policy Acquisition Costs

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2016, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements in the first three months of 2016.

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, which, among other things, will require all equity securities currently classified as “available for sale” to be reported at fair value, with holding gains and losses recognized in net income, instead of AOCI. AFG will be required to adopt this guidance effective January 1, 2018.

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

Reinsurance   Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFG’s property and casualty insurance subsidiaries report as assets (i) the estimated reinsurance recoverable on paid and unpaid losses, including an estimate for losses incurred but not reported, and (ii) amounts paid or due to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers includes ceded premiums due to reinsurers, as well as ceded premiums retained by AFG’s property and casualty insurance subsidiaries under contracts to fund ceded losses as they become due. AFG’s insurance subsidiaries also assume reinsurance from other companies. Earnings on reinsurance assumed is recognized based on information received from ceding companies.

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

AFG manages, and has investments in, collateralized loan obligations (“CLOs”) that are VIEs (see Note H — “Managed Investment Entities”). AFG has determined that it is the primary beneficiary of the CLOs because (i) its role as asset manager gives it the power to direct the activities that most significantly impact the economic performance of the CLOs and (ii) through its investment in the CLO debt tranches, it has exposure to CLO losses (limited to the amount AFG invested) and the right to receive CLO benefits that could potentially be significant to the CLOs.

On January 1, 2016, AFG adopted ASU 2015-02, which amended certain consolidation accounting guidance, including the VIE guidance that applies to collateralized financing entities such as CLOs. The new guidance affects how fee arrangements with CLO asset managers impact the determination of the primary beneficiary of those entities. Due to the significance of AFG’s investments in the CLOs that it manages, the new guidance did not impact the consolidation of AFG’s currently outstanding CLOs. The new guidance also impacted the consolidation analysis that applies to limited partnerships and similar entities, but did not result in a change to the accounting for AFG’s existing investments in those entities.

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

Effective January 1, 2015, AFG adopted (on a modified retrospective basis) ASU 2014-13, which addresses the diversity in practice regarding the accounting for assets and liabilities of a consolidated collateralized financing entity (such as a CLO) when an election has been made to account for that entity’s assets and liabilities at fair value. The fair values of a CLO’s assets may differ from the separately measured fair values of its liabilities even though the CLO liabilities only have recourse to the CLO assets. Under the new guidance, AFG elected to set the carrying value of the CLO liabilities equal to the fair value of the CLO assets (which have more observable fair values) as an alternative to reporting those liabilities at a separately measured fair value. CLO earnings attributable to AFG’s shareholders continue to be measured by the change in the fair value of AFG’s investments in the CLOs and management fees earned.

Prior to the adoption of ASU 2014-13, measuring both the CLO assets and CLO liabilities at separately determined fair values resulted in a difference between the carrying value of the CLO assets and the carrying value of the CLO liabilities that was not attributable to AFG’s ownership interest in the CLOs. This difference was recorded as “appropriated retained earnings — managed investment entities” in AFG’s Balance Sheet. In accordance with the guidance adopted in 2015, the amount reported as “appropriated retained earnings — managed investment entities” at December 31, 2014 was reclassified to “liabilities of managed investment entities” on January 1, 2015 as the cumulative effect of an accounting change.

At March 31, 2016, assets and liabilities of managed investment entities included $121 million in assets and $91 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that is expected to close in May 2016. Upon closing, all warehoused assets are expected to be transferred to the new CLO and the liabilities will be repaid.

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

Debt Issuance Costs   Debt issuance costs related to AFG’s outstanding debt are amortized over the life of the related debt using the effective interest method. Effective January 1, 2016, AFG adopted (on a retrospective basis) ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct reduction in the carrying value of long-term debt (consistent with the treatment of debt discounts) with the periodic amortization of such costs included in interest expense. Debt issuance costs related to AFG’s revolving credit facilities will continue to be included in other assets in AFG’s Balance Sheet. Prior to AFG’s adoption of ASU 2015-03, AFG reported unamortized debt issuance costs as a deferred charge asset (included in other assets) in AFG’s Balance Sheet and the periodic amortization was included in other expenses in AFG’s Statement of Earnings. The updated guidance did not affect the overall recognition and measurement guidance for debt issuance costs. Accordingly, the guidance did not have an overall impact on AFG’s Shareholders’ Equity or results of operations.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: first three months of 2016 and 2015 — 1.6 million and 1.8 million, respectively.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: first three months of 2016 and 2015 — 0.8 million and 1.3 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2016 and 2015 periods.

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

B.     Sale of Business

On December 24, 2015, AFG completed the sale of substantially all of its run-off long-term care insurance business (which was included in the run-off long-term care and life segment) to HC2 Holdings, Inc. (“HC2”) for an initial payment of $7 million in cash and HC2 securities with a fair value of $11 million (subject to post-closing adjustments). AFG may also receive up to $13 million of additional proceeds from HC2 in the future contingent upon the release of certain statutory-basis liabilities of the legal entities sold by AFG. The legal entities involved in the transaction, United Teacher Associates Insurance Company (“UTA”) and Continental General Insurance Company (“CGIC”), contained substantially all of AFG’s long-term care insurance reserves (96% as measured by net statutory reserves as of November 30, 2015), as well as smaller blocks of annuity and life insurance business. Following the sale of these subsidiaries, AFG has only a small block of long-term care insurance (1,700 policies) with approximately $35 million of reserves at March 31, 2016. AFG had ceased new sales of long-term care insurance in January 2010, but continued to service and accept renewal premiums on its outstanding policies, which are guaranteed renewable.

In addition to the $18 million in cash and securities received at closing and the $13 million of potential additional proceeds in the future from the release of statutory liabilities, AFG expects to receive a total of $97 million in tax benefits related to the sale. AFG received approximately $66 million of these tax benefits through reduced estimated tax payments in the first quarter of 2016 and just over $30 million in April 2016 from a tax refund resulting from the carryback of the tax-basis capital loss. The receivables for the uncollected portion of these tax benefits are reflected in AFG’s financial statements at March 31, 2016 and December 31, 2015.

Based on the status of ongoing negotiations at the end of the first quarter of 2015, management determined that the potential sale of the run-off long-term care insurance business met the GAAP “held for sale” criteria as of March 31, 2015. Accordingly, AFG recorded a $162 million pretax loss ($105 million loss after tax) in the first quarter of 2015 to establish a liability equal to the excess of the net carrying value of the assets and liabilities to be disposed over the estimated net sale proceeds. At the closing date, the loss was adjusted to $166 million ($108 million loss after tax) based on the actual proceeds received and the

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

final carrying value of the net assets disposed. At March 31, 2015 and at the sale date, the carrying value of the assets and liabilities disposed represented approximately 4% of both AFG’s assets and liabilities.

Revenues, costs and expenses, and earnings before income taxes for the subsidiaries sold were (in millions):

Three months ended March 31, 2015
Life, accident and health net earned premiums:
Long-term care	$17
Life operations	3
Net investment income	18
Realized gains (losses) on securities and other income	(2)
Total revenues	36
Annuity benefits	2
Life, accident and health benefits:
Long-term care	21
Life operations	3
Annuity and supplemental insurance acquisition expenses	3
Other expenses	4
Total costs and expenses	33
Earnings before income taxes	$3

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended March 31,
	2016	2015
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$339	$313
Specialty casualty	502	490
Specialty financial	132	120
Other specialty	25	23
Total premiums earned	998	946
Net investment income	83	79
Other income	3	6
Total property and casualty insurance	1,084	1,031
Annuity:
Net investment income	315	292
Other income	26	27
Total annuity	341	319
Run-off long-term care and life (a)	12	46
Other	56	44
Total revenues before realized gains (losses)	1,493	1,440
Realized gains (losses) on securities	(18)	19
Realized losses on subsidiaries	—	(162)
Total revenues	$1,475	$1,297

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$32	$7
Specialty casualty	29	28
Specialty financial	23	22
Other specialty	2	3
Other lines	1	—
Total underwriting	87	60
Investment and other income, net	75	73
Total property and casualty insurance	162	133
Annuity	53	75
Run-off long-term care and life (a)	(1)	4
Other (b)	(40)	(39)
Total earnings before realized gains (losses) and income taxes	174	173
Realized gains (losses) on securities	(18)	19
Realized losses on subsidiaries	—	(162)
Total earnings before income taxes	$156	$30

(a)	AFG sold substantially all of its run-off long-term care insurance business in December 2015.

(b)	Includes holding company interest and expenses.

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

Under new guidance adopted in the first quarter of 2015, discussed in Note A — “Accounting Policies — Managed Investment Entities,” AFG has elected to set the carrying value of the CLO liabilities equal to the fair value of the CLO assets (which have more observable fair values) as an alternative to reporting those liabilities at separately measured fair values. Following the adoption of the new guidance, the CLO liabilities are categorized within the fair value hierarchy on the same basis (proportionally) as the related CLO assets. Since the portion of the CLO liabilities allocated to Level 3 is derived from the fair value of the CLO assets, these amounts are excluded from the progression of Level 3 financial instruments.

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

On December 24, 2015, AFG completed the sale of substantially all of its run-off long-term care insurance business. Based on the status of ongoing negotiations at the end of the first quarter of 2015, management determined that the potential sale of the run-off long-term care insurance business met GAAP “held for sale” criteria as of March 31, 2015. Accordingly, AFG recorded a loss in the first quarter of 2015 to write down the net carrying value of the assets and liabilities to be disposed to the estimated net sale proceeds of $14 million (estimated fair value less costs to sell). The estimate of fair value used to determine that loss was derived using significant unobservable inputs (Level 3).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2016
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$105	$218	$15	$338
States, municipalities and political subdivisions	—	6,960	92	7,052
Foreign government	—	147	—	147
Residential MBS	—	3,559	213	3,772
Commercial MBS	—	2,098	38	2,136
Asset-backed securities (“ABS”)	—	4,629	501	5,130
Corporate and other	37	14,579	730	15,346
Total AFS fixed maturities	142	32,190	1,589	33,921
Trading fixed maturities	10	239	—	249
Equity securities — AFS and trading	1,359	131	158	1,648
Assets of managed investment entities (“MIE”)	177	3,705	24	3,906
Variable annuity assets (separate accounts) (*)	—	595	—	595
Other investments — equity index call options	—	274	—	274
Other assets — derivatives	—	13	—	13
Total assets accounted for at fair value	$1,688	$37,147	$1,771	$40,606
Liabilities:
Liabilities of managed investment entities	$165	$3,468	$23	$3,656
Derivatives in annuity benefits accumulated	—	—	1,450	1,450
Derivatives in long-term debt	—	(8)	—	(8)
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$165	$3,470	$1,473	$5,108

December 31, 2015
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$100	$192	$15	$307
States, municipalities and political subdivisions	—	6,767	89	6,856
Foreign government	—	154	—	154
Residential MBS	—	3,305	224	3,529
Commercial MBS	—	2,148	39	2,187
Asset-backed securities	—	4,464	470	4,934
Corporate and other	50	13,634	633	14,317
Total AFS fixed maturities	150	30,664	1,470	32,284
Trading fixed maturities	13	241	—	254
Equity securities — AFS and trading	1,362	217	140	1,719
Assets of managed investment entities	309	3,712	26	4,047
Variable annuity assets (separate accounts) (*)	—	608	—	608
Other investments — equity index call options	—	241	—	241
Other assets — derivatives	—	2	—	2
Total assets accounted for at fair value	$1,834	$35,685	$1,636	$39,155
Liabilities:
Liabilities of managed investment entities	$289	$3,468	$24	$3,781
Derivatives in annuity benefits accumulated	—	—	1,369	1,369
Derivatives in long-term debt	—	(2)	—	(2)
Other liabilities — derivatives	—	8	—	8
Total liabilities accounted for at fair value	$289	$3,474	$1,393	$5,156

(*)	Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in observable trade activity.

During the first three months of 2016, there was one perpetual preferred stock with a fair value of $8 million that transferred from Level 2 to Level 1 and three perpetual preferred stocks with an aggregate fair value of $6 million that transferred from Level 1 to Level 2. During the first three months of 2015, there was one common stock and two perpetual preferred stocks with aggregate fair values of $53 million and $5 million, respectively, transferred from Level 2 to Level 1. There were no transfers from Level 1 to Level 2 in the first three months of 2015.

Approximately 4% of the total assets carried at fair value on March 31, 2016, were Level 3 assets. Approximately 73% ($1.29 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than 10% of AFG’s shareholders’ equity, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $1.45 billion at March 31, 2016. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.20% – 3.20% over the risk free rate
Risk margin for uncertainty in cash flows	0.58% reduction in the discount rate
Surrenders	3% – 21% of indexed account value
Partial surrenders	2% – 10% of indexed account value
Annuitizations	0.25% – 1.0% of indexed account value
Deaths	1.5% – 4.0% of indexed account value
Budgeted option costs	1.75% – 3.5% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first three months of 2016 and 2015 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2016
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	89	—	3	—	—	—	—	92
Residential MBS	224	1	—	—	(7)	11	(16)	213
Commercial MBS	39	—	—	—	(1)	—	—	38
Asset-backed securities	470	—	(6)	4	(8)	41	—	501
Corporate and other	633	(2)	15	86	(7)	5	—	730
Total AFS fixed maturities	1,470	(1)	12	90	(23)	57	(16)	1,589
Equity securities	140	(17)	8	12	—	15	—	158
Assets of MIE	26	(2)	—	—	—	—	—	24
Total Level 3 assets	$1,636	$(20)	$20	$102	$(23)	$72	$(16)	$1,771

Embedded derivatives	$(1,369)	$(17)	$—	$(82)	$18	$—	$—	$(1,450)
Total Level 3 liabilities (a)	$(1,369)	$(17)	$—	$(82)	$18	$—	$—	$(1,450)

			Total realized/unrealized gains (losses) included in
	Balance at December 31, 2014	Impact of accounting change (b)	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2015
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$—	$15
State and municipal	100	—	—	—	—	—	—	(39)	61
Residential MBS	300	—	(1)	3	—	(7)	41	(30)	306
Commercial MBS	44	—	—	—	—	—	—	—	44
Asset-backed securities	226	—	—	—	5	(41)	21	—	211
Corporate and other	546	—	—	6	44	(13)	—	—	583
Total AFS fixed maturities	1,231	—	(1)	9	49	(61)	62	(69)	1,220
Equity securities	93	—	—	(2)	10	—	—	(17)	84
Assets of MIE	31	—	(2)	—	—	—	—	—	29
Total Level 3 assets	$1,355	$—	$(3)	$7	$59	$(61)	$62	$(86)	$1,333

Liabilities of MIE	$(2,701)	$2,701	$—	$—	$—	$—	$—	$—	$—
Embedded derivatives	(1,160)	—	(50)	—	(47)	14	—	—	(1,243)
Total Level 3 liabilities (a)	$(3,861)	$2,701	$(50)	$—	$(47)	$14	$—	$—	$(1,243)

(a)	As discussed above, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

(b)	The impact of implementing new guidance adopted in 2015, as discussed above and in Note A — “Accounting Policies — Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
March 31, 2016
Financial assets:
Cash and cash equivalents	$1,231	$1,231	$1,231	$—	$—
Mortgage loans	1,097	1,108	—	—	1,108
Policy loans	198	198	—	—	198
Total financial assets not accounted for at fair value	$2,526	$2,537	$1,231	$—	$1,306
Financial liabilities:
Annuity benefits accumulated (*)	$27,613	$27,210	$—	$—	$27,210
Long-term debt	1,006	1,125	—	1,110	15
Total financial liabilities not accounted for at fair value	$28,619	$28,335	$—	$1,110	$27,225

December 31, 2015
Financial assets:
Cash and cash equivalents	$1,220	$1,220	$1,220	$—	$—
Mortgage loans	1,067	1,074	—	—	1,074
Policy loans	201	201	—	—	201
Total financial assets not accounted for at fair value	$2,488	$2,495	$1,220	$—	$1,275
Financial liabilities:
Annuity benefits accumulated (*)	$26,422	$25,488	$—	$—	$25,488
Long-term debt	1,000	1,120	—	1,105	15
Total financial liabilities not accounted for at fair value	$27,422	$26,608	$—	$1,105	$25,503

(*)	Excludes $199 million and $200 million of life contingent annuities in the payout phase at March 31, 2016 and December 31, 2015, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities and equity securities at March 31, 2016 and December 31, 2015, consisted of the following (in millions):

	March 31, 2016					December 31, 2015
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$333	$7	$(2)	$5	$338	$305	$5	$(3)	$2	$307
States, municipalities and political subdivisions	6,691	369	(8)	361	7,052	6,642	249	(35)	214	6,856
Foreign government	139	8	—	8	147	147	7	—	7	154
Residential MBS	3,508	290	(26)	264	3,772	3,236	308	(15)	293	3,529
Commercial MBS	2,046	91	(1)	90	2,136	2,111	77	(1)	76	2,187
Asset-backed securities	5,172	29	(71)	(42)	5,130	4,961	25	(52)	(27)	4,934
Corporate and other	14,860	658	(172)	486	15,346	14,163	422	(268)	154	14,317
Total fixed maturities	$32,749	$1,452	$(280)	$1,172	$33,921	$31,565	$1,093	$(374)	$719	$32,284

Equity Securities:
Common stocks	$1,041	$129	$(81)	$48	$1,089	$1,051	$146	$(79)	$67	$1,118
Perpetual preferred stocks	434	22	(9)	13	447	418	23	(6)	17	435
Total equity securities	$1,475	$151	$(90)	$61	$1,536	$1,469	$169	$(85)	$84	$1,553

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at March 31, 2016 and December 31, 2015, respectively, were $201 million and $205 million. Gross unrealized gains on such securities at March 31, 2016 and December 31, 2015 were $126 million and $134 million, respectively. Gross unrealized losses on such securities at March 31, 2016 and December 31, 2015 were $9 million and $6 million, respectively. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and nearly all relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
March 31, 2016
Fixed maturities:
U.S. Government and government agencies	$—	$12	100%	$(2)	$15	88%
States, municipalities and political subdivisions	(3)	213	99%	(5)	141	97%
Residential MBS	(14)	748	98%	(12)	243	95%
Commercial MBS	—	50	100%	(1)	15	94%
Asset-backed securities	(60)	2,377	98%	(11)	449	98%
Corporate and other	(130)	2,026	94%	(42)	324	89%
Total fixed maturities	$(207)	$5,426	96%	$(73)	$1,187	94%

Equity securities:
Common stocks	$(81)	$498	86%	$—	$2	100%
Perpetual preferred stocks	(5)	117	96%	(4)	22	85%
Total equity securities	$(86)	$615	88%	$(4)	$24	86%

December 31, 2015
Fixed maturities:
U.S. Government and government agencies	$(1)	$112	99%	$(2)	$15	88%
States, municipalities and political subdivisions	(33)	1,419	98%	(2)	50	96%
Residential MBS	(7)	438	98%	(8)	201	96%
Commercial MBS	—	95	100%	(1)	28	97%
Asset-backed securities	(42)	2,706	98%	(10)	455	98%
Corporate and other	(229)	4,661	95%	(39)	165	81%
Total fixed maturities	$(312)	$9,431	97%	$(62)	$914	94%

Equity securities:
Common stocks	$(79)	$509	87%	$—	$—	—%
Perpetual preferred stocks	(3)	91	97%	(3)	22	88%
Total equity securities	$(82)	$600	88%	$(3)	$22	88%

At March 31, 2016, the gross unrealized losses on fixed maturities of $280 million relate to approximately 868 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 57% of the gross unrealized loss and 79% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first three months of 2016, AFG recorded $2 million in other-than-temporary impairment charges related to its residential MBS.

In the first three months of 2016, AFG recorded approximately $14 million in other-than-temporary impairment charges related to corporate bonds.

AFG recorded $38 million other-than-temporary impairment charges on common stocks in the first three months of 2016. At March 31, 2016, the gross unrealized losses on common stocks of $81 million relate to 63 securities, one of which has been in an unrealized loss position for more than 12 months.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG recorded $3 million in other-than-temporary impairment charges on preferred stocks in the first three months of 2016. At March 31, 2016, the gross unrealized losses on preferred stocks of $9 million relate to 24 securities. All of the preferred stocks that have been in an unrealized loss position for 12 months or more (3 securities), have investment grade ratings.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2016.

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2016	2015
Balance at January 1	$160	$170
Additional credit impairments on:
Previously impaired securities	2	1
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(2)	(3)
Balance at March 31	$160	$168

The table below sets forth the scheduled maturities of available for sale fixed maturities as of March 31, 2016 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$999	$1,014	3%
After one year through five years	5,348	5,612	17%
After five years through ten years	11,678	12,025	35%
After ten years	3,998	4,232	13%
	22,023	22,883	68%
ABS (average life of approximately 5 years)	5,172	5,130	15%
MBS (average life of approximately 4-1/2 years)	5,554	5,908	17%
Total	$32,749	$33,921	100%

Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at March 31, 2016 or December 31, 2015.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
March 31, 2016
Unrealized gain on:
Fixed maturities — annuity segment (*)	$910	$(319)	$591
Fixed maturities — all other	262	(98)	164
Total fixed maturities	1,172	(417)	755
Equity securities	61	(21)	40
Total investments	1,233	(438)	795
Deferred policy acquisition costs — annuity segment	(400)	140	(260)
Annuity benefits accumulated	(125)	44	(81)
Life, accident and health reserves	(1)	—	(1)
Unearned revenue	20	(7)	13
Total net unrealized gain on marketable securities	$727	$(261)	$466

December 31, 2015
Unrealized gain on:
Fixed maturities — annuity segment (*)	$523	$(183)	$340
Fixed maturities — all other	196	(72)	124
Total fixed maturities	719	(255)	464
Equity securities	84	(30)	54
Total investments	803	(285)	518
Deferred policy acquisition costs — annuity segment	(233)	82	(151)
Annuity benefits accumulated	(64)	22	(42)
Unearned revenue	11	(4)	7
Total net unrealized gain on marketable securities	$517	$(185)	$332

(*)	Unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended March 31,
	2016	2015
Investment income:
Fixed maturities	$367	$352
Equity securities	19	17
Equity in earnings of partnerships and similar investments	11	3
Other	19	21
Gross investment income	416	393
Investment expenses	(5)	(5)
Net investment income	$411	$388

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Three months ended March 31, 2016				Three months ended March 31, 2015
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$14	$(16)	$(2)	$453	$3	$(5)	$(2)	$218
Equity securities	23	(41)	(18)	(23)	21	(2)	19	6
Other (*)	(3)	5	2	(220)	(1)	3	2	(137)
Total pretax	34	(52)	(18)	210	23	(4)	19	87
Tax effects	(12)	19	7	(74)	(8)	1	(7)	(30)
Noncontrolling interests	—	1	1	(2)	—	—	—	(1)
Net of tax noncontrolling interests	$22	$(32)	$(10)	$134	$15	$(3)	$12	$56

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

	Three months ended March 31,
	2016	2015
Fixed maturities:
Gross gains	$14	$5
Gross losses	(1)	—
Equity securities:
Gross gains	25	21
Gross losses	—	—

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies” to the financial statements, AFG uses derivatives in certain areas of its operations.

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		March 31, 2016		December 31, 2015
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$127	$—	$130	$—
Public company warrants	Equity securities	2	—	4	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	1,450	—	1,369
Equity index call options	Other investments	274	—	241	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	10	—	7
		$403	$1,460	$375	$1,376

The MBS with embedded derivatives consist primarily of interest-only MBS with interest rates that float inversely with short-term rates. AFG records the entire change in the fair value of these securities in earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

Warrants to purchase shares of publicly traded companies, which represent a small component of AFG’s overall investment portfolio, are considered to be derivatives that are required to be carried at fair value through earnings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG’s fixed-indexed annuities, which represented approximately 60% of annuity benefits accumulated at March 31, 2016, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($196 million at March 31, 2016 and $211 million at December 31, 2015) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A to the financial statements, certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the first three months of 2016 and 2015 (in millions):

		Three months ended March 31,
Derivative	Statement of Earnings Line	2016	2015
MBS with embedded derivatives	Realized gains on securities	$1	$(2)
Public company warrants	Realized gains on securities	(2)	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits	(17)	(50)
Equity index call options	Annuity benefits	(40)	20
Reinsurance contracts (embedded derivative)	Net investment income	(3)	—
		$(61)	$(32)

Derivatives Designated and Qualifying as Cash Flow Hedges   As of March 31, 2016, AFG has entered into four interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps amortize down over each swap’s respective life (the swaps expire between August 2019 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps increased to $749 million at March 31, 2016 compared to $614 million at December 31, 2015, reflecting a $163 million notional amount swap entered into in the first quarter of 2016, partially offset by the scheduled amortization discussed above. The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was $13 million at March 31, 2016 and $2 million at December 31, 2015. The fair value of the effective portion of the interest rate swaps in a liability position and included in other liabilities was zero at March 31, 2016 and less than $1 million at December 31, 2015. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and tax. During the first three months of 2016 and 2015, $2 million and $1 million was reclassified from AOCI to net investment income, respectively. There was no ineffectiveness recorded in Net Earnings during these periods.

Derivative Designated and Qualifying as a Fair Value Hedge   In June 2015, AFG entered into an interest rate swap to mitigate the interest rate risk associated with its fixed-rate 9-7/8% Senior Notes due June 2019 by effectively converting the interest rate on those notes to a floating rate of three-month LIBOR plus 8.099% (8.7329% at March 31, 2016). Since the terms of the interest rate swap match the terms of the hedged debt, changes in the fair value of the interest rate swap are offset by changes in the fair value of the hedged debt attributable to changes in interest rates. The fair value of the interest rate swap (asset of $8 million and $2 million at March 31, 2016 and December 31, 2015, respectively) and the offsetting adjustment to the carrying value of the 9-7/8% Senior Notes are both included in long-term debt on AFG’s Balance Sheet. Accordingly, the net impact on AFG’s current period earnings is that the interest expense associated with the hedged debt is effectively recorded at the floating rate. The net reduction in interest expense from the swap for the first three months of 2016 was $1 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized	Total	Total
Balance at December 31, 2015	$226	$1,018	$119	$55	$1,192	$(234)	$958	$1,184
Additions	132	68	5	—	73	—	73	205
Amortization:
Periodic amortization	(134)	(25)	(5)	(2)	(32)	—	(32)	(166)
Included in realized gains	—	2	—	—	2	—	2	2
Change in unrealized	—	—	—	—	—	(170)	(170)	(170)
Balance at March 31, 2016	$224	$1,063	$119	$53	$1,235	$(404)	$831	$1,055

Balance at December 31, 2014	$221	$925	$132	$74	$1,131	$(531)	$600	$821
Additions	121	44	3	—	47	—	47	168
Amortization:
Periodic amortization	(126)	(29)	(7)	(3)	(39)	—	(39)	(165)
Included in realized gains	—	2	—	—	2	—	2	2
Foreign currency translation	1	—	—	—	—	—	—	1
Change in unrealized	—	—	—	—	—	(71)	(71)	(71)
Balance at March 31, 2015	$217	$942	$128	$71	$1,141	$(602)	$539	$756

The present value of future profits (“PVFP”) amounts in the table above are net of $127 million and $125 million of accumulated amortization at March 31, 2016 and December 31, 2015, respectively.

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 15.0% to 86.1% of the most subordinate debt tranche of thirteen collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2004 and 2015, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG), and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $250 million (including $113 million invested in the most subordinate tranches) at March 31, 2016, and $266 million at December 31, 2015.

During the first three months of 2016, AFG subsidiaries purchased $11 million face amount of senior debt and subordinate tranches of existing CLOs for $10 million. During the first three months of 2016 and 2015, AFG subsidiaries received $23 million and $1 million, respectively, in sale and redemption proceeds from its CLO investments.

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

	Three months ended March 31,
	2016	2015
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$(1)	$33
Liabilities	(12)	(36)
Management fees paid to AFG	4	4
CLO earnings (losses) attributable to AFG shareholders (b)	(7)	3

(a)	Included in Revenues in AFG’s Statement of Earnings.

(b)	Included in Earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $211 million and $214 million at March 31, 2016 and December 31, 2015. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $242 million and $205 million at those dates. The CLO assets include $8 million and $1 million in loans at March 31, 2016 and December 31, 2015, respectively, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $21 million and $10 million at those dates, respectively).

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $199 million during the first three months of 2016. Included in other assets in AFG’s Balance Sheet is $39 million at March 31, 2016 and $41 million at December 31, 2015 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $19 million and $18 million, respectively. Amortization of intangibles was $2 million in both the first three months of 2016 and 2015.

J.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2016			December 31, 2015
	Principal	Debt Issue Costs	Carrying Value	Principal	Debt Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$(1)	$349	$350	$(1)	$349
6-3/8% Senior Notes due June 2042	230	(7)	223	230	(7)	223
5-3/4% Senior Notes due August 2042	125	(4)	121	125	(4)	121
Other	3	—	3	3	—	3
	708	(12)	696	708	(12)	696

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	(5)	145	150	(5)	145
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
	300	(10)	290	300	(10)	290

Subsidiaries:
National Interstate bank credit facility	12	—	12	12	—	12
	$1,020	$(22)	$998	$1,020	$(22)	$998

To achieve a desired balance between fixed and variable rate debt, AFG entered into an interest rate swap in June 2015, which effectively converts its 9-7/8% Senior Notes to a floating rate of three-month LIBOR plus 8.099% (8.7329% at March 31, 2016 and 8.6110% at December 31, 2015). The fair value of the interest rate swap (asset of $8 million and $2 million at March 31,

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

2016 and December 31, 2015, respectively) and the offsetting adjustment to the carrying value of the notes are both included in the carrying value of the 9-7/8% Senior Notes in the table above.

Scheduled principal payments on debt for the balance of 2016, the subsequent five years and thereafter were as follows:
2016 — none; 2017 — $12 million; 2018 — none; 2019 — $350 million; 2020 — none; 2021 — none and thereafter — $658 million.

As shown below (principal amount, in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	March 31, 2016	December 31, 2015
Senior unsecured obligations	$720	$720
Subordinated unsecured obligations	300	300
	$1,020	$1,020

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at March 31, 2016 or December 31, 2015.

National Interstate can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. At March 31, 2016, there was $12 million outstanding under this agreement, bearing interest at 1.399% (six-month LIBOR plus 0.875%).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Three months ended March 31, 2016
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$192	$(67)	$125	$(1)	$124
Reclassification adjustment for realized (gains) losses included in net earnings (a)		18	(7)	11	(1)	10
Total net unrealized gains on securities (b)	$332	210	(74)	136	(2)	134	$466
Net unrealized gains on cash flow hedges	1	5	(2)	3	—	3	4
Foreign currency translation adjustments	(22)	3	3	6	—	6	(16)
Pension and other postretirement plans adjustments	(7)	1	—	1	—	1	(6)
Total	$304	$219	$(73)	$146	$(2)	$144	$448

Three months ended March 31, 2015
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$106	$(37)	$69	$(1)	$68
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(19)	7	(12)	—	(12)
Total net unrealized gains on securities	$743	87	(30)	57	(1)	56	$799
Net unrealized gains on cash flow hedges	—	1	—	1	—	1	1
Foreign currency translation adjustments	(8)	(5)	(3)	(8)	—	(8)	(16)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	(8)
Total	$727	$83	$(33)	$50	$(1)	$49	$776

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $46 million at March 31, 2016 and $51 million at December 31, 2015 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2016, AFG issued 317,230 shares of restricted Common Stock (fair value of $66.97 per share) under the Stock Incentive Plan. In addition, AFG issued 40,336 shares of Common Stock (fair value of $71.05 per share) in the first quarter of 2016 under the Equity Bonus Plan. AFG did not grant any stock options in the first three months of 2016.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $8 million and $6 million in the first three months of 2016 and 2015, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended March 31,
	2016		2015
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$156		$30

Income taxes at statutory rate	$55	35%	$10	35%
Effect of:
Tax exempt interest	(7)	(4%)	(7)	(23%)
Change in valuation allowance	1	1%	(1)	(3%)
Subsidiaries not in AFG’s tax return	1	—%	1	3%
Other	2	1%	2	5%
Provision for income taxes as shown in the statement of earnings	$52	33%	$5	17%

During the first three months of 2016, there were no material changes to AFG’s liability for uncertain tax positions. Excluding the tax benefit from the estimated loss on the sale of the long-term care insurance business, AFG’s effective tax rate was 32% for the first three months of 2015.

M.     Contingencies

There have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2015 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims and environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations, as well as contingencies related to the sale of substantially all of AFG’s run-off long-term care insurance business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A

	Page		Page
Forward-Looking Statements	31	Managed Investment Entities	40
Overview	32	Results of Operations	43
Critical Accounting Policies	32	General	43
Liquidity and Capital Resources	33	Segmented Statement of Earnings	44
Ratios	33	Property and Casualty Insurance	45
Condensed Consolidated Cash Flows	33	Annuity	54
Parent and Subsidiary Liquidity	34	Run-off Long-Term Care and Life	60
Investments	35	Holding Company, Other and Unallocated	61
Uncertainties	40	Recent and Pending Accounting Standards	63

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

Net earnings attributable to AFG’s shareholders for the first three months of 2016 were $101 million ($1.14 per share, diluted) compared to $19 million ($0.21 per share, diluted) reported in the same period of 2015, reflecting:

•	higher underwriting profit and net investment income in the property and casualty insurance segment,

•	lower operating earnings in the annuity segment due to the impact of fair value accounting for fixed-indexed annuities and the run-off of higher yielding investments,

•	realized losses on securities in the first three months of 2016 compared to realized gains on securities in the first three months of 2015, and

•	the first quarter 2015 estimated loss on the sale of substantially all of AFG’s run-off long-term care insurance business, which was completed in December 2015.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2015 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	March 31, 2016	December 31,
		2015	2014
Principal amount of long-term debt	$1,020	$1,020	$1,061
Total capital	5,531	5,512	5,513
Ratio of debt to total capital:
Including subordinated debt and debt secured by real estate	18.4%	18.5%	19.2%
Excluding subordinated debt and debt secured by real estate	13.0%	13.1%	15.6%

The ratio of debt to total capital is a non-GAAP measure that management believes is useful for investors, analysts and independent ratings agencies to evaluate AFG’s financial strength and liquidity and to provide insight into how AFG finances its operations. The ratio is calculated by dividing the principal amount of AFG’s long-term debt by its total capital, which includes long-term debt, noncontrolling interests and shareholders’ equity (excluding unrealized gains (losses) related to fixed maturity investments and appropriated retained earnings related to managed investment entities).

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.59 for the three months ended March 31, 2016 and 1.66 for the year ended December 31, 2015. Excluding annuity benefits, this ratio was 7.21 and 6.58, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Three months ended March 31,
	2016	2015
Net cash provided by operating activities	$335	$397
Net cash used in investing activities	(1,196)	(968)
Net cash provided by financing activities	872	440
Net change in cash and cash equivalents	$11	$(131)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Net cash provided by operating activities was $335 million for the first three months of 2016 compared to $397 million in the first three months of 2015, a decrease of $62 million.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $1.20 billion for the first three months of 2016 compared to $968 million in the first three months of 2015, an increase of $228 million. The $561 million increase in net cash flows from annuity policyholders in the first three months of 2016 as compared to the 2015 period (discussed below under net cash provided by financing activities) increased the amount of cash available for investment in the first three months of 2016 compared to the 2015 period. However, cash on hand in the annuity and run-off long-term care and life segments increased by $23 million during the first three months of 2016 as the net cash flows received from annuity policyholders

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

outpaced the investment of the funds during that period compared to a $71 million decrease in cash on hand in these segments during the first three months of 2015 as the investment of funds outpaced the net cash flows received from annuity policyholders. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments (collateralized loan obligations), which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $51 million source of cash in the first three months of 2016 compared to a $109 million use of cash in the 2015 period, accounting for a $160 million decrease in net cash used in investing activities in the first three months of 2016 compared to the 2015 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $872 million for the first three months of 2016 compared to $440 million in the first three months of 2015, an increase of $432 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $941 million in the first three months of 2016 compared to $380 million in the first three months of 2015, resulting in a $561 million increase in net cash provided by financing activities in the 2016 period compared to the 2015 period. During the first three months of 2016, AFG repurchased $76 million of its Common Stock compared to $31 million repurchased in the first three months of 2015, which accounted for a $45 million decrease in net cash provided by financing activities in the 2016 period compared to the 2015 period. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $20 million in the first three months of 2016 compared to $99 million in the first three months of 2015, accounting for a $79 million decrease in net cash provided by financing activities in the 2016 period compared to the 2015 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2016. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. AFG expects to replace this credit facility prior to expiration with a new five-year revolving credit facility with similar terms. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2015 or the first three months of 2016.

During the first three months of 2016, AFG repurchased 1.1 million shares of its Common Stock for $76 million. During 2015, AFG repurchased 2.0 million shares of its Common Stock for $126 million.

Under a tax allocation agreement with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   In March 2016, Great American Insurance Company (“GAI”), AFG’s wholly-owned property and casualty insurance subsidiary, proposed to acquire all of the outstanding common shares of National Interstate Corporation (“NATL”) that it does not currently own for approximately $293 million ($30.00 per share). NATL is a 51%-owned property and casualty insurance subsidiary of GAI.

Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. At March 31, 2016, GALIC had $935 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.02% to 0.49% over LIBOR (average rate of 0.77% at March 31, 2016). While these advances must be repaid between 2016 and 2021 ($200 million in 2016, $285 million in 2018, $300 million in 2020 and $150 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At March 31, 2016, GALIC estimated that it had additional borrowing capacity of approximately $600 million from the FHLB.

NATL can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. There was $12 million borrowed under this agreement at March 31, 2016, bearing interest at 1.399% (six-month LIBOR plus 0.875%).

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At March 31, 2016, AFG could reduce the average crediting rate on approximately $20 billion of traditional fixed and fixed-indexed deferred annuities without guaranteed withdrawal benefits by approximately 75 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	at March 31,
GMIR	2016	2015
1 — 1.99%	69%	61%
2 — 2.99%	7%	9%
3 — 3.99%	13%	17%
4.00% and above	11%	13%

Annuity benefits accumulated (in millions)	$27,812	$24,411

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

Investments   AFG’s investment portfolio at March 31, 2016, contained $33.92 billion in fixed maturity securities and $1.54 billion in equity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $249 million in fixed maturities and $112 million in equity securities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For mortgage-backed securities (“MBS”), which comprise approximately 17% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 80% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2016 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$34,170
Percentage impact on fair value of 100 bps increase in interest rates	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,709)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	750
Estimated pretax impact on accumulated other comprehensive income	(959)
Deferred income tax	334
Noncontrolling interests	13
Estimated after-tax impact on accumulated other comprehensive income	$(612)

Approximately 88% of the fixed maturities held by AFG at March 31, 2016, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for AFG’s MBS (including those classified as trading) at March 31, 2016, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages. The average life of the residential and commercial MBS is approximately 5 years and 3 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$203	$209	103%	$6	100%
Non-agency prime	1,566	1,721	110%	155	34%
Alt-A	991	1,060	107%	69	14%
Subprime	753	787	105%	34	23%
Commercial	2,046	2,136	104%	90	99%
	$5,559	$5,913	106%	$354	55%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At March 31, 2016, 98% (based on statutory carrying value of $5.49 billion) of AFG’s MBS securities had a NAIC designation of 1.

Municipal bonds represented approximately 21% of AFG’s fixed maturity portfolio at March 31, 2016. AFG’s municipal bond portfolio is high quality, with 98% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At March 31, 2016, approximately 75% of the municipal bond portfolio was held in revenue bonds, with the remaining 25% held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2016, is shown in the following table (dollars in millions). Approximately $689 million of available for sale fixed maturity securities and $94 million of available for sale equity securities had no unrealized gains or losses at March 31, 2016.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$26,619	$6,613
Amortized cost of securities	$25,167	$6,893
Gross unrealized gain (loss)	$1,452	$(280)
Fair value as % of amortized cost	106%	96%
Number of security positions	4,260	868
Number individually exceeding $2 million gain or loss	81	28
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$381	$(27)
States and municipalities	369	(8)
Banks, savings and credit institutions	124	(20)
Gas and electric services	77	(26)
Asset-backed securities	29	(71)
Oil and gas extraction	11	(49)
Metal mining	5	(17)
Percentage rated investment grade	91%	79%

Available for Sale Equity Securities
Fair value of securities	$803	$639
Cost of securities	$652	$729
Gross unrealized gain (loss)	$151	$(90)
Fair value as % of cost	123%	88%
Number of security positions	145	87
Number individually exceeding $2 million gain or loss	22	15

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at March 31, 2016, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	1%
After one year through five years	19%	6%
After five years through ten years	38%	28%
After ten years	14%	6%
	74%	41%
Asset-backed securities (average life of approximately 5 years)	8%	43%
Mortgage-backed securities (average life of approximately 4-1/2 years)	18%	16%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at March 31, 2016
Securities with unrealized gains:
Exceeding $500,000 (893 securities)	$11,715	$958	109%
$500,000 or less (3,367 securities)	14,904	494	103%
	$26,619	$1,452	106%
Securities with unrealized losses:
Exceeding $500,000 (135 securities)	$1,629	$(192)	89%
$500,000 or less (733 securities)	4,984	(88)	98%
	$6,613	$(280)	96%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at March 31, 2016
Investment grade fixed maturities with losses for:
Less than one year (475 securities)	$4,405	$(134)	97%
One year or longer (137 securities)	846	(27)	97%
	$5,251	$(161)	97%
Non-investment grade fixed maturities with losses for:
Less than one year (170 securities)	$1,021	$(73)	93%
One year or longer (86 securities)	341	(46)	88%
	$1,362	$(119)	92%
Common stocks with losses for:
Less than one year (62 securities)	$498	$(81)	86%
One year or longer (1 security)	2	—	100%
	$500	$(81)	86%
Perpetual preferred stocks with losses for:
Less than one year (21 securities)	$117	$(5)	96%
One year or longer (3 securities)	22	(4)	85%
	$139	$(9)	94%

When a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors as detailed in AFG’s 2015 Form 10-K under Management’s Discussion and Analysis — “Investments.”

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2016. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for “other-than-temporary” impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2015 Form 10-K.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
March 31, 2016
Assets:
Cash and investments	$39,685	$—	$(248)	(a)	$39,437
Assets of managed investment entities	—	3,906	—		3,906
Other assets	7,697	—	(2)	(a)	7,695
Total assets	$47,382	$3,906	$(250)		$51,038
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$10,159	$—	$—		$10,159
Annuity, life, accident and health benefits and reserves	28,520	—	—		28,520
Liabilities of managed investment entities	—	3,876	(220)	(a)	3,656
Long-term debt and other liabilities	3,766	—	—		3,766
Total liabilities	42,445	3,876	(220)		46,101
Shareholders’ equity:
Common Stock and Capital surplus	1,305	30	(30)		1,305
Retained earnings	3,002	—	—		3,002
Accumulated other comprehensive income, net of tax	448	—	—		448
Total shareholders’ equity	4,755	30	(30)		4,755
Noncontrolling interests	182	—	—		182
Total equity	4,937	30	(30)		4,937
Total liabilities and equity	$47,382	$3,906	$(250)		$51,038

December 31, 2015
Assets:
Cash and investments	$38,001	$—	$(265)	(a)	$37,736
Assets of managed investment entities	—	4,047	—		4,047
Other assets	8,055	—	(1)	(a)	8,054
Total assets	$46,056	$4,047	$(266)		$49,837
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$10,187	$—	$—		$10,187
Annuity, life, accident and health benefits and reserves	27,327	—	—		27,327
Liabilities of managed investment entities	—	4,027	(246)	(a)	3,781
Long-term debt and other liabilities	3,772	—	—		3,772
Total liabilities	41,286	4,027	(246)		45,067
Shareholders’ equity:
Common Stock and Capital surplus	1,301	20	(20)		1,301
Retained earnings	2,987	—	—		2,987
Accumulated other comprehensive income, net of tax	304	—	—		304
Total shareholders’ equity	4,592	20	(20)		4,592
Noncontrolling interests	178	—	—		178
Total equity	4,770	20	(20)		4,770
Total liabilities and equity	$46,056	$4,047	$(266)		$49,837

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended March 31, 2016
Revenues:
Insurance net earned premiums	$1,004	$—	$—		$1,004
Net investment income	404	—	7	(b)	411
Realized losses on securities	(18)	—	—		(18)
Income (loss) of managed investment entities:
Investment income	—	45	—		45
Gain (loss) on change in fair value of assets/liabilities	—	1	(14)	(b)	(13)
Other income	50	—	(4)	(c)	46
Total revenues	1,440	46	(11)		1,475
Costs and Expenses:
Insurance benefits and expenses	1,187	—	—		1,187
Expenses of managed investment entities	—	46	(11)	(b)(c)	35
Interest charges on borrowed money and other expenses	97	—	—		97
Total costs and expenses	1,284	46	(11)		1,319
Earnings before income taxes	156	—	—		156
Provision for income taxes	52	—	—		52
Net earnings, including noncontrolling interests	104	—	—		104
Less: Net earnings attributable to noncontrolling interests	3	—	—		3
Net earnings attributable to shareholders	$101	$—	$—		$101

Three months ended March 31, 2015
Revenues:
Insurance net earned premiums	$971	$—	$—		$971
Net investment income	391	—	(3)	(b)	388
Realized gains (losses) on:
Securities	19	—	—		19
Subsidiaries	(162)	—	—		(162)
Income (loss) of managed investment entities:
Investment income	—	34	—		34
Gain (loss) on change in fair value of assets/liabilities	—	—	(3)	(b)	(3)
Other income	54	—	(4)	(c)	50
Total revenues	1,273	34	(10)		1,297
Costs and Expenses:
Insurance benefits and expenses	1,146	—	—		1,146
Expenses of managed investment entities	—	34	(10)	(b)(c)	24
Interest charges on borrowed money and other expenses	97	—	—		97
Total costs and expenses	1,243	34	(10)		1,267
Earnings before income taxes	30	—	—		30
Provision for income taxes	5	—	—		5
Net earnings, including noncontrolling interests	25	—	—		25
Less: Net earnings attributable to noncontrolling interests	6	—	—		6
Net earnings attributable to shareholders	$19	$—	$—		$19

(a)
Includes losses of $7 million in the first three months of 2016 and income of $3 million in the first three months of 2015 representing the change in fair value of AFG’s CLO investments plus $4 million in both periods in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $7 million and $6 million in the first three months of 2016 and 2015, respectively, in distributions recorded as interest expense by the CLOs.

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

	Three months ended March 31,
	2016	2015
Core net operating earnings	$111	$112
Realized gains (losses) on securities (*)	(10)	12
Realized loss on subsidiaries (*)	—	(105)
Net earnings attributable to shareholders	$101	$19

Diluted per share amounts:
Core net operating earnings	$1.25	$1.25
Realized gains (losses) on securities	(0.11)	0.14
Realized loss on subsidiaries	—	(1.18)
Net earnings attributable to shareholders	$1.14	$0.21

(*)	The tax effects of reconciling items are shown below (in millions):

Realized gains (losses) on securities	$7	$(7)
Realized loss on subsidiaries	—	57

In addition, realized losses on securities are shown net of noncontrolling interests of ($1 million) in the first three months of 2016.

Net earnings attributable to shareholders increased $82 million in the first three months of 2016 compared to the same period in 2015 due primarily to the estimated loss on the sale of substantially all of AFG’s run-off long-term care insurance business recorded in the first quarter of 2015, partially offset by net realized losses on securities in the 2016 period compared to net realized gains on securities in the 2015 period. Core net operating earnings decreased $1 million in the first three months of 2016 compared to the same period in 2015 as higher underwriting profit and net investment income in the property and casualty insurance segment was offset by lower operating earnings in the annuity segment due primarily to the impact of fair value accounting for fixed-indexed annuities, the run-off of higher yielding investments and the negative impact on investment income of certain investments that are required to be carried at fair value through earnings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended March 31, 2016 and 2015 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2016
Revenues:
Property and casualty insurance net earned premiums	$998	$—	$—	$—	$—	$998	$—	$998
Life, accident and health net earned premiums	—	—	6	—	—	6	—	6
Net investment income	83	315	5	7	1	411	—	411
Realized losses on securities	—	—	—	—	—	—	(18)	(18)
Income (loss) of MIEs:
Investment income	—	—	—	45	—	45	—	45
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(13)	—	(13)	—	(13)
Other income	3	26	1	(4)	20	46	—	46
Total revenues	1,084	341	12	35	21	1,493	(18)	1,475

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	581	—	—	—	—	581	—	581
Commissions and other underwriting expenses	330	—	—	—	4	334	—	334
Annuity benefits	—	228	—	—	—	228	—	228
Life, accident and health benefits	—	—	9	—	—	9	—	9
Annuity and supplemental insurance acquisition expenses	—	34	1	—	—	35	—	35
Interest charges on borrowed money	—	—	—	—	18	18	—	18
Expenses of MIEs	—	—	—	35	—	35	—	35
Other expenses	11	26	3	—	39	79	—	79
Total costs and expenses	922	288	13	35	61	1,319	—	1,319
Earnings before income taxes	162	53	(1)	—	(40)	174	(18)	156
Provision for income taxes	54	19	—	—	(14)	59	(7)	52
Net earnings, including noncontrolling interests	108	34	(1)	—	(26)	115	(11)	104
Less: Net earnings attributable to noncontrolling interests	4	—	—	—	—	4	(1)	3
Core Net Operating Earnings	104	34	(1)	—	(26)	111
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax and noncontrolling interests	—	—	—	—	(10)	(10)	10	—
Net Earnings Attributable to Shareholders	$104	$34	$(1)	$—	$(36)	$101	$—	$101

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2015
Revenues:
Property and casualty insurance net earned premiums	$946	$—	$—	$—	$—	$946	$—	$946
Life, accident and health net earned premiums	—	—	25	—	—	25	—	25
Net investment income	79	292	20	(3)	—	388	—	388
Realized gains (losses) on:
Securities	—	—	—	—	—	—	19	19
Subsidiaries	—	—	—	—	—	—	(162)	(162)
Income (loss) of MIEs:
Investment income	—	—	—	34	—	34	—	34
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(3)	—	(3)	—	(3)
Other income	6	27	1	(4)	20	50	—	50
Total revenues	1,031	319	46	24	20	1,440	(143)	1,297

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	576	—	—	—	—	576	—	576
Commissions and other underwriting expenses	310	—	—	—	3	313	—	313
Annuity benefits	—	184	—	—	—	184	—	184
Life, accident and health benefits	—	—	32	—	—	32	—	32
Annuity and supplemental insurance acquisition expenses	—	37	4	—	—	41	—	41
Interest charges on borrowed money	1	—	—	—	19	20	—	20
Expenses of MIEs	—	—	—	24	—	24	—	24
Other expenses	11	23	6	—	37	77	—	77
Total costs and expenses	898	244	42	24	59	1,267	—	1,267
Earnings before income taxes	133	75	4	—	(39)	173	(143)	30
Provision for income taxes	42	26	1	—	(14)	55	(50)	5
Net earnings, including noncontrolling interests	91	49	3	—	(25)	118	(93)	25
Less: Net earnings attributable to noncontrolling interests	4	—	—	—	2	6	—	6
Core Net Operating Earnings	87	49	3	—	(27)	112
Non-core earnings attributable to shareholders (a):
Realized loss on subsidiaries, net of tax	—	—	(105)	—	—	(105)	105	—
Realized gains on securities, net of tax	—	—	—	—	12	12	(12)	—
Net Earnings Attributable to Shareholders	$87	$49	$(102)	$—	$(15)	$19	$—	$19

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $162 million in pretax earnings in the first three months of 2016 compared to $133 million in the first three months of 2015, an increase of $29 million (22%). The increase in pretax earnings reflects higher underwriting profit, primarily in the Property and transportation group and higher net investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three months ended March 31,
	2016	2015	% Change
Gross written premiums	$1,243	$1,196	4%
Reinsurance premiums ceded	(264)	(270)	(2%)
Net written premiums	979	926	6%
Change in unearned premiums	19	20	(5%)
Net earned premiums	998	946	5%
Loss and loss adjustment expenses	581	576	1%
Commissions and other underwriting expenses	330	310	6%
Underwriting gain	87	60	45%

Net investment income	83	79	5%
Other income and expenses, net	(8)	(6)	33%
Earnings before income taxes	$162	$133	22%

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	58.3%	60.8%	(2.5%)
Underwriting expense ratio	33.0%	32.8%	0.2%
Combined ratio	91.3%	93.6%	(2.3%)

Aggregate — including discontinued lines
Loss and LAE ratio	58.2%	60.9%	(2.7%)
Underwriting expense ratio	33.0%	32.8%	0.2%
Combined ratio	91.2%	93.7%	(2.5%)

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.24 billion for the first three months of 2016 compared to $1.20 billion for the first three months of 2015, an increase of $47 million (4%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2016		2015
	GWP	%	GWP	%	% Change
Property and transportation	$398	32%	$376	32%	6%
Specialty casualty	698	56%	683	57%	2%
Specialty financial	147	12%	137	11%	7%
	$1,243	100%	$1,196	100%	4%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 21% of gross written premiums for the first three months of 2016 compared to 23% for the first three months of 2015, a decrease of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended March 31,
	2016		2015		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(87)	22%	$(88)	23%	(1%)
Specialty casualty	(179)	26%	(182)	27%	(1%)
Specialty financial	(22)	15%	(22)	16%	(1%)
Other specialty	24		22
	$(264)	21%	$(270)	23%	(2%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $979 million for the first three months of 2016 compared to $926 million for the first three months of 2015, an increase of $53 million (6%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2016		2015
	NWP	%	NWP	%	% Change
Property and transportation	$311	32%	$288	31%	8%
Specialty casualty	519	53%	501	54%	4%
Specialty financial	125	13%	115	13%	9%
Other specialty	24	2%	22	2%	9%
	$979	100%	$926	100%	6%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $998 million for the first three months of 2016 compared to $946 million for the first three months of 2015, an increase of $52 million (5%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended March 31,
	2016		2015
	NEP	%	NEP	%	% Change
Property and transportation	$339	34%	$313	33%	8%
Specialty casualty	502	50%	490	52%	2%
Specialty financial	132	13%	120	13%	10%
Other specialty	25	3%	23	2%	9%
	$998	100%	$946	100%	5%

The $47 million (4%) increase in gross written premiums for the first three months of 2016 compared to the first three months of 2015 reflects growth in each of the Specialty property and casualty sub-segments. Overall average renewal rates were flat in the first three months of 2016.

Property and transportation Gross written premiums increased $22 million (6%) in the first three months of 2016 compared to the first three months of 2015. This increase was due primarily to growth in the transportation businesses and new gross written premiums from the Singapore branch, which opened for business in June 2015. Average renewal rates increased approximately 3% for this group in the first three months of 2016, including a 5% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums declined approximately 1 percentage point for the first three months of 2016 compared to the first three months of 2015, reflecting lower cessions of crop insurance premiums.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Gross written premiums increased $15 million (2%) in the first three months of 2016 compared to the first three months of 2015. Higher premiums in the excess and surplus, targeted markets and executive liability businesses were partially offset by lower premiums in the workers’ compensation and general liability businesses. Lower premiums in the general liability business were primarily the result of competitive market conditions, re-underwriting efforts within the Florida homebuilders market and the slowdown within the energy sector. Average renewal rates decreased approximately 1% for this group in the first three months of 2016, including a decrease of approximately 4% in the workers’ compensation businesses. Excluding the workers’ compensation business, average renewal rates for this group increased approximately 1% during the quarter. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point for the first three months of 2016 compared to the first three months of 2015, reflecting a change in Marketform’s reinsurance structure implemented as part of its ongoing reorganization, which began at the end of 2015.

Specialty financial Gross written premiums increased $10 million (7%) in the first three months of 2016 compared to the first three months of 2015 due primarily to growth in the financial institutions and surety businesses. Average renewal rates for this group were flat in the first three months of 2016. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point for the first three months of 2016 compared to the first three months of 2015, reflecting a decline in auto dealer business, which is heavily reinsured, partially offset by higher cessions of surety insurance premiums.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty segment:

	Three months ended March 31,			Three months ended March 31,
	2016	2015	Change	2016	2015
Property and transportation
Loss and LAE ratio	62.2%	67.5%	(5.3%)
Underwriting expense ratio	28.4%	30.2%	(1.8%)
Combined ratio	90.6%	97.7%	(7.1%)
Underwriting profit				$32	$7

Specialty casualty
Loss and LAE ratio	62.4%	64.4%	(2.0%)
Underwriting expense ratio	31.9%	29.8%	2.1%
Combined ratio	94.3%	94.2%	0.1%
Underwriting profit				$29	$28

Specialty financial
Loss and LAE ratio	34.0%	30.4%	3.6%
Underwriting expense ratio	48.6%	51.3%	(2.7%)
Combined ratio	82.6%	81.7%	0.9%
Underwriting profit				$23	$22

Total Specialty
Loss and LAE ratio	58.3%	60.8%	(2.5%)
Underwriting expense ratio	33.0%	32.8%	0.2%
Combined ratio	91.3%	93.6%	(2.3%)
Underwriting profit				$86	$60

Aggregate — including discontinued lines
Loss and LAE ratio	58.2%	60.9%	(2.7%)
Underwriting expense ratio	33.0%	32.8%	0.2%
Combined ratio	91.2%	93.7%	(2.5%)
Underwriting profit				$87	$60

The Specialty property and casualty insurance operations generated an underwriting profit of $86 million in the first three months of 2016 compared to $60 million in the first three months of 2015, an increase of $26 million (43%). The higher underwriting profit in the first three months of 2016 reflects primarily higher underwriting profits in the Property and transportation sub-segment.

Property and transportation Underwriting profit for this group was $32 million for the first three months of 2016 compared to $7 million in the first three months of 2015, an increase of $25 million (357%). This increase is due primarily to higher profitability in the crop insurance business. Underwriting profits in the transportation and property and inland marine businesses were also higher in the first three months of 2016 compared to the prior year period.

Specialty casualty Underwriting profit for this group was $29 million for the first three months of 2016 compared to $28 million in the first three months of 2015, an increase of $1 million (4%). Higher underwriting profitability in the excess and surplus, executive liability, workers’ compensation and general liability businesses was partially offset by restructuring costs within the Marketform operations.

Specialty financial Underwriting profit for this group was $23 million for the first three months of 2016 compared to $22 million in the first three months of 2015, an increase of $1 million (5%). This increase was due primarily to higher underwriting profitability in the financial institutions business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other specialty Underwriting profit for this group was $2 million for the first three months of 2016 compared to $3 million in the first three months of 2015, a decrease of $1 million (33%).

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 58.2% for the first three months of 2016 compared to 60.9% for the first three months of 2015, a decrease of 2.7 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended March 31,
	Amount		Ratio		Change in
	2016	2015	2016	2015	Ratio
Property and transportation
Current year, excluding catastrophe losses	$222	$204	65.7%	65.2%	0.5%
Prior accident years development	(17)	3	(5.2%)	1.1%	(6.3%)
Current year catastrophe losses	6	4	1.7%	1.2%	0.5%
Property and transportation losses and LAE and ratio	$211	$211	62.2%	67.5%	(5.3%)

Specialty casualty
Current year, excluding catastrophe losses	$316	$315	63.0%	64.1%	(1.1%)
Prior accident years development	(4)	—	(0.7%)	—%	(0.7%)
Current year catastrophe losses	1	1	0.1%	0.3%	(0.2%)
Specialty casualty losses and LAE and ratio	$313	$316	62.4%	64.4%	(2.0%)

Specialty financial
Current year, excluding catastrophe losses	$48	$44	36.2%	37.2%	(1.0%)
Prior accident years development	(4)	(9)	(3.3%)	(7.3%)	4.0%
Current year catastrophe losses	1	1	1.1%	0.5%	0.6%
Specialty financial losses and LAE and ratio	$45	$36	34.0%	30.4%	3.6%

Total Specialty
Current year, excluding catastrophe losses	$601	$577	60.2%	61.0%	(0.8%)
Prior accident years development	(27)	(7)	(2.7%)	(0.8%)	(1.9%)
Current year catastrophe losses	8	6	0.8%	0.6%	0.2%
Total Specialty losses and LAE and ratio	$582	$576	58.3%	60.8%	(2.5%)

Aggregate — including discontinued lines
Current year, excluding catastrophe losses	$601	$577	60.2%	61.0%	(0.8%)
Prior accident years development	(28)	(7)	(2.8%)	(0.7%)	(2.1%)
Current year catastrophe losses	8	6	0.8%	0.6%	0.2%
Aggregate losses and LAE and ratio	$581	$576	58.2%	60.9%	(2.7%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 60.2% for the first three months of 2016 compared to 61.0% for the first three months of 2015, a decrease of 0.8%.

Property and transportation   The 0.5 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the agricultural businesses in the first three months of 2016 compared to the first three months of 2015.

Specialty casualty   The 1.1 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an improvement in the loss and LAE ratio at Marketform.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial The 1.0 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an improvement in the loss and LAE ratio of the financial institutions business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $27 million in the first three months of 2016 compared to $7 million in the first three months of 2015, an increase of $20 million.

Property and transportation Net favorable reserve development of $17 million in the first three months of 2016 reflects lower than expected losses in the crop operations and lower than expected claim severity in the property and inland marine and trucking businesses, partially offset by higher than anticipated claim frequency in the ocean marine business. Net adverse reserve development of $3 million in the first three months of 2015 reflects higher than expected claim severity and frequency at National Interstate and higher than anticipated claim frequency in the ocean marine business, partially offset by lower than expected claim severity in the property and inland marine business and lower than expected losses in the crop business.

Specialty casualty Net favorable reserve development of $4 million in the first three months of 2016 reflects lower than anticipated claim severity in workers’ compensation business and in directors and officers liability insurance, partially offset by adverse reserve development at Marketform and higher than anticipated severity in contractor claims. Net adverse reserve development of less than $1 million in the first three months of 2015 includes higher than anticipated claim severity in contractor claims, higher than anticipated claim severity and frequency in the excess and surplus business and adverse reserve development at Marketform offset by lower than anticipated claim severity in specialty workers’ compensation business and lower than anticipated claim frequency in the social services business.

Specialty financial Net favorable reserve development of $4 million in the first three months of 2016 reflects lower than anticipated claim severity in the fidelity and crime business and lower than expected claim frequency and severity in the surety business, partially offset by higher than anticipated claim frequency in the financial institutions business. Net favorable reserve development of $9 million in the first three months of 2015 reflects lower than anticipated claim frequency and severity in the trade credit business, lower than anticipated claim severity in the fidelity and crime business and lower than expected claim frequency and severity in the financial institutions business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $2 million in the first three months of 2016 and $1 million in the first three months of 2015 reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2015, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 3.5% of AFG’s shareholders’ equity. Catastrophe losses of $8 million in the first three months of 2016 and $6 million in the first three months of 2015 resulted primarily from winter storms.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $330 million in the first three months of 2016 compared to $310 million for the first three months of 2015, an increase of $20 million (6%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 33.0% for the first three months of 2016 compared to 32.8% for the first three months of 2015, an increase of 0.2 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended March 31,
	2016		2015		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$96	28.4%	$95	30.2%	(1.8%)
Specialty casualty	160	31.9%	146	29.8%	2.1%
Specialty financial	64	48.6%	62	51.3%	(2.7%)
Other specialty	10	37.6%	7	34.9%	2.7%
	$330	33.0%	$310	32.8%	0.2%

AFG’s overall expense ratio increased 0.2% in the first three months of 2016 as compared to the first three months of 2015.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.8 percentage points in the first three months of 2016 compared to the first three months of 2015 reflecting higher profitability-based ceding commissions received from reinsurers in the crop business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.1 percentage points in the first three months of 2016 compared to the first three months of 2015 due primarily to restructuring related expenses at Marketform.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.7 percentage points in the first three months of 2016 compared to the first three months of 2015 reflecting lower profitability based commissions paid to agents and brokers in the financial institutions business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $83 million in the first three months of 2016 compared to $79 million in the first three months of 2015, an increase of $4 million (5%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Three months ended March 31,
	2016	2015	Change	% Change
Net investment income	$83	$79	$4	5%

Average invested assets (at amortized cost)	$9,366	$8,775	$591	7%

Yield (net investment income as a % of average invested assets)	3.54%	3.60%	(0.06%)

Tax equivalent yield (*)	4.08%	4.16%	(0.08%)
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty segment for the first three months of 2016 as compared to the first three months of 2015 is due primarily to growth in the property and casualty segment. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.54% for the first three months of 2016 compared to 3.60% for the first three months of 2015, a decrease of 0.06 percentage points, reflecting lower yields available in the financial markets and the impact of lower income from other investments, partially offset by the impact of higher equity in the earnings of limited partnerships and similar investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty operations was a net expense of $8 million for the first three months of 2016 compared to $6 million for the first three months of 2015. The table below details the items included in other income and expenses, net for AFG’s property and casualty operations (in millions):

	Three months ended March 31,
	2016	2015
Other income
Income from the sale of real estate	$—	$3
Other	3	3
Total other income	3	6
Other expenses
Amortization of intangibles	2	2
Other	9	9
Total other expenses	11	11
Interest expense	—	1
Other income and expenses, net	$(8)	$(6)

Interest expense for AFG’s property and casualty operations includes interest charges on long-term debt within the property and casualty operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $53 million in pretax earnings in the first three months of 2016 compared to $75 million in the first three months of 2015, a decrease of $22 million (29%). While AFG’s average annuity investments (at amortized cost) were 14% higher for the first three months of 2016 as compared to the first three months of 2015, the benefit of this growth was more than offset by the impact of lower investment yields from the run-off of higher yielding investments, the negative impact on investment income of certain investments that are required to be carried at fair value through earnings and the more significant negative impact of lower than anticipated interest rates on the fair value accounting for FIAs in the 2016 period compared to the 2015 period.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three months ended March 31,
	2016	2015	% Change
Revenues:
Net investment income	$315	$292	8%
Other income:
Guaranteed withdrawal benefit fees	12	10	20%
Policy charges and other miscellaneous income	14	17	(18%)
Total revenues	341	319	7%

Costs and Expenses:
Annuity benefits (*)	228	184	24%
Acquisition expenses	34	37	(8%)
Other expenses	26	23	13%
Total costs and expenses	288	244	18%
Earnings before income taxes	$53	$75	(29%)

Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended March 31,
	2016	2015	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$84	$92	(9%)
Impact of derivatives related to FIAs	(31)	(17)	82%
Earnings before income taxes	$53	$75	(29%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(*)	Annuity benefits consisted of the following (dollars in millions):

	Three months ended March 31,
	2016	2015	% Change
Interest credited — fixed	$139	$128	9%
Interest credited — fixed component of variable annuities	1	1	—%
Other annuity benefits:
Change in expected death and annuitization reserve	5	4	25%
Amortization of sales inducements	5	7	(29%)
Change in guaranteed withdrawal benefit reserve	16	12	33%
Change in other benefit reserves	5	2	150%
Total other annuity benefits	31	25	24%
Total before impact of derivatives related to FIAs	171	154	11%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	17	50	(66%)
Equity option mark-to-market	40	(20)	(300%)
Impact of derivatives related to FIAs	57	30	90%
Total annuity benefits	$228	$184	24%

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended March 31,
	2016	2015	% Change
Average fixed annuity investments (at amortized cost)	$27,186	$23,943	14%
Average fixed annuity benefits accumulated	26,935	23,752	13%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.60%	4.83%
Interest credited — fixed	(2.06%)	(2.16%)
Net interest spread	2.54%	2.67%

Policy charges and other miscellaneous income	0.16%	0.24%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.27%)	(0.25%)
Acquisition expenses	(0.47%)	(0.59%)
Other expenses	(0.38%)	(0.36%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.84%)	(0.50%)
Net spread earned on fixed annuities	0.74%	1.21%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended March 31,
	2016	2015
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.20%	1.49%
Impact of derivatives related to fixed-indexed annuities (*)	(0.46%)	(0.28%)
Net spread earned on fixed annuities	0.74%	1.21%

(*)
Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related acceleration/ deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the first three months of 2016 was $315 million compared to $292 million for the first three months of 2015, an increase of $23 million (8%). This increase reflects primarily the growth in AFG’s annuity business, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.23 percentage points to 4.60% from 4.83% in the first three months of 2016 compared to the first three months of 2015. This decline in net investment yield reflects (i) lower income from certain investments that are required to be carried at fair value through earnings, (ii) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (iii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first three months of 2016 was $139 million compared to $128 million for the first three months of 2015, an increase of $11 million (9%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.10 percentage points to 2.06% from 2.16% in the first three months of 2016 compared to the first three months of 2015. During the first three months of 2016, interest rates credited on new premiums generally ranged from 1.00% to 2.40%.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.13 percentage points to 2.54% from 2.67% in the first three months of 2016 compared to the same period in 2015 due primarily to the impact of lower investment yields. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result of these two items, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate, were $14 million for the first three months of 2016 compared to $17 million for the first three months of 2015, a decrease of $3 million (18%). Other miscellaneous income includes $2 million in income from the sale of real estate in the first three months of 2016 compared to $5 million in the first three months of 2015. As a percentage of average fixed annuity benefits accumulated, annuity policy charges and other miscellaneous income decreased 0.08 percentage points to 0.16% from 0.24% in the first three months of 2016 compared to the first three months of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the first three months of 2016 were $19 million compared to $15 million for the first three months of 2015, an increase of $4 million (27%). As a percentage of average fixed annuity benefits accumulated, these net expenses increased 0.02 percentage points to 0.27% from 0.25% in the first three months of 2016 compared to the first three months of 2015. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended March 31,
	2016	2015
Change in expected death and annuitization reserve	$5	$4
Amortization of sales inducements	5	7
Change in guaranteed withdrawal benefit reserve	16	12
Change in other benefit reserves	5	2
Other annuity benefits	31	25
Offset guaranteed withdrawal benefit fees	(12)	(10)
Other annuity benefits, net	$19	$15

The guaranteed withdrawal benefit reserve related to FIAs is inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits increases when the benefit of stock market participation decreases.

Annuity Acquisition Expenses
AFG’s amortization of deferred policy acquisition costs (“DPAC”) and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.47% for the first three months of 2016 compared to 0.59% for the first three months of 2015 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of lower than anticipated interest rates during both the first three months of 2016 and 2015 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended March 31,
	2016	2015
Before the impact of changes in the fair value of derivatives related to fixed-indexed annuities on the amortization of DPAC	0.83%	0.80%
Impact on amortization of DPAC of changes in fair value of derivatives related to fixed-indexed annuities (*)	(0.36%)	(0.21%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.47%	0.59%

(*)
An estimate of the deceleration in the amortization of deferred sales inducement and deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

Annuity Other Expenses
Annuity other expenses for the first three months of 2016 were $26 million compared to $23 million for the first three months of 2015, an increase of $3 million (13%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. The increase in annuity other expenses primarily reflects growth in the business as well as an increase in the number of sales personnel focused on new initiatives and increased market share within existing financial institutions and national marketing organizations. As a percentage of average fixed annuity benefits accumulated, these expenses increased 0.02 percentage points to 0.38% from 0.36% for the first three months of 2016 as compared to the first three months of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities, which represented approximately 60% of annuity benefits accumulated at March 31, 2016, provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $57 million in the first three months of 2016 compared to $30 million in the first three months of 2015 as a result of lower than expected interest rates in each period. As a percentage of average fixed annuity benefits accumulated, this net expense increased 0.34 percentage points to 0.84% from 0.50% in the first three months of 2016 compared to the first three months of 2015.

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

	Three months ended March 31,
	2016	2015	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$84	$92	(9%)
Change in fair value of derivatives related to fixed-indexed annuities	(57)	(30)	90%
Related impact on amortization of DPAC (*)	26	13	100%
Earnings before income taxes	$53	$75	(29%)

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC decreased the annuity segment’s earnings before income taxes by $31 million in the first three months of 2016 and $17 million in the first three months of 2015.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.47 percentage points to 0.74% from 1.21% in the first three months of 2016 compared to the same period in 2015 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above, the 0.13 percentage points decrease in AFG’s net interest spread and lower income from sales of real estate.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended March 31, 2016 and 2015 (in millions):

	Three months ended March 31,
	2016	2015
Beginning fixed annuity reserves	$26,371	$23,462
Fixed annuity premiums (receipts)	1,276	802
Federal Home Loan Bank advances	150	—
Surrenders, benefits and other withdrawals	(483)	(420)
Interest and other annuity benefit expenses:
Interest credited	139	128
Embedded derivative mark-to-market	17	50
Change in other benefit reserves	29	20
Ending fixed annuity reserves	$27,499	$24,042

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$27,499	$24,042
Impact of unrealized investment gains	127	179
Fixed component of variable annuities	186	190
Annuity benefits accumulated per balance sheet	$27,812	$24,411

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.29 billion in the first three months of 2016 compared to $813 million in the first three months of 2015, an increase of $472 million (58%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended March 31,
	2016	2015	% Change
Financial institutions single premium annuities — indexed	$534	$356	50%
Financial institutions single premium annuities — fixed	119	38	213%
Retail single premium annuities — indexed	546	349	56%
Retail single premium annuities — fixed	20	12	67%
Education market — fixed and indexed annuities	57	47	21%
Total fixed annuity premiums	1,276	802	59%
Variable annuities	9	11	(18%)
Total annuity premiums	$1,285	$813	58%

Management believes the 58% increase in annuity premiums in the first three months of 2016 as compared to the first three months of 2015 is consistent with overall growth in the annuity industry, as sales of traditional fixed and fixed-indexed annuities have increased while sales of variable annuities have decreased. In addition, the increase reflects new products, additional staffing, and increased market share within existing financial institutions and national marketing organizations. Furthermore, AFG has reduced the crediting rates on its new annuity sales several times in the first three months of 2016 due to the decline in interest rates; these reductions, once announced, often lead to a short-term spike in sales in advance of the effective date of the rate decreases.

On April 6, 2016, the Department of Labor (“DOL”) issued the final version of its fiduciary rule that will impose additional requirements on the sale of certain annuities for inclusion in retirement accounts, including individual retirement accounts. Unlike the draft rule released in April 2015, the final rule made the more stringent fiduciary requirements for retirement accounts applicable to the sale of fixed-indexed annuities. It is expected that all carriers will experience some impact when the rule takes effect in 2017, including additional compliance costs and temporary sales disruption during the transition period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Management continues to evaluate the new rule and consult with distribution partners to determine appropriate changes to product offerings and/or compensation arrangements. Based on its analysis to date, management does not believe the implementation of the final DOL rule will have a material impact on AFG’s results of operations.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended March 31, 2016 and 2015 (in millions):

	Three months ended March 31,
	2016	2015
Earnings on fixed annuity benefits accumulated	$50	$72
Earnings on investments in excess of fixed annuity benefits accumulated (*)	3	2
Variable annuity earnings (loss)	—	1
Earnings before income taxes	$53	$75

(*)
Net investment income (as a % of investments) of 4.60% and 4.83% for the three months ended March 31, 2016 and 2015, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations AFG’s run-off long-term care and life segment incurred a GAAP pretax loss of $1 million for the first three months of 2016 compared to $158 million for the first three months of 2015. Results for the 2015 period include a $162 million estimated pretax non-core realized loss on the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business, which closed in the fourth quarter of 2015. See Note B — “Sale of Business” to the financial statements. The following table details AFG’s GAAP and core earnings (loss) before income taxes from its run-off long-term care and life operations for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three months ended March 31,
	2016	2015	% Change
Revenues:
Net earned premiums:
Long-term care	$1	$17	(94%)
Life operations	5	8	(38%)
Net investment income	5	20	(75%)
Other income	1	1	—%
Total revenues	12	46	(74%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	1	21	(95%)
Life operations	8	11	(27%)
Acquisition expenses	1	4	(75%)
Other expenses	3	6	(50%)
Total costs and expenses	13	42	(69%)
Core earnings (loss) before income taxes	(1)	4	(125%)
Pretax non-core realized loss on subsidiaries	—	(162)	(100%)
GAAP loss before income taxes	$(1)	$(158)	(99%)

The decrease in long-term care net earned premiums and benefit expense in the first three months of 2016 compared to the first three months of 2015 is due to the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business in December of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $40 million for the first three months of 2016 compared to $39 million for the first three months of 2015.

The following table details AFG’s loss before income taxes from operations outside of its insurance operations for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three months ended March 31,
	2016	2015	% Change
Revenues:
Net investment income	$1	$—	—%
Other income — P&C fees	13	12	8%
Other income	7	8	(13%)
Total revenues	21	20	5%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	4	3	33%
Interest charges on borrowed money	18	19	(5%)
Other expense — expenses associated with P&C fees	9	9	—%
Other expenses	30	28	7%
Total costs and expenses	61	59	3%
Loss before income taxes, excluding realized gains and losses	$(40)	$(39)	3%

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $1 million in the first three months of 2016 compared to less than $1 million in the first three months of 2015.

Holding Company and Other — P&C Fees and Related Expenses
Summit, the workers’ compensation insurance business that AFG acquired in April 2014, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first three months of 2016, AFG collected $13 million in fees for these services compared to $12 million in the first three months of 2015. Management views this fee income, net of the $9 million in both the first three months of 2016 and 2015, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the first three months of 2016 and 2015 in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $3 million in the first three months of 2016 and $4 million in the first three months of 2015. Results for the first three months of 2015 include $2 million in income from the sale of real estate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $18 million and $19 million in the first three months of 2016 and 2015, respectively. The following table details the principal amount of AFG’s long-term debt balances as of January 1, 2016 compared to January 1, 2015 (dollars in millions):

	January 1, 2016	January 1, 2015
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	—	132
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	—
Other	3	3
Total principal amount of Holding Company Debt	$1,008	$990

Weighted Average Interest Rate	7.4%	7.6%

AFG redeemed its $132 million in outstanding 7% Senior Notes due September 2050 at par value on September 30, 2015. AFG issued $150 million of 6% Subordinated Debentures in November 2015. The impact of higher average indebtedness during the first three months of 2016 as compared to the first three months of 2015 was more than offset by a lower weighted average interest rate and the favorable impact of the interest rate swap on the 9-7/8% Senior Notes due June 2019 that was entered into in June 2015.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $30 million in the first three months of 2016 compared to $28 million in the first three months of 2015, an increase of $2 million (7%).

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were losses of $18 million in the first three months of 2016 compared to gains of $19 million in the first three months of 2015, a decrease of $37 million (195%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended March 31,
	2016	2015
Realized gains (losses) before impairments:
Disposals	$38	$26
Change in the fair value of derivatives	(1)	(2)
Adjustments to annuity deferred policy acquisition costs and related items	(3)	(1)
	34	23
Impairment charges:
Securities	(57)	(7)
Adjustments to annuity deferred policy acquisition costs and related items	5	3
	(52)	(4)
Realized gains (losses) on securities	$(18)	$19

AFG’s impairment charges on securities for the first three months of 2016 consist of $41 million on equity securities and $16 million on fixed maturities. Approximately $33 million of the charges are related to financial institutions and $16 million are on energy related investments. Approximately $6 million in impairment charges recorded in the first quarter of 2015 are attributable to energy related investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Loss on Subsidiaries   In the first three months of 2015, AFG recorded an estimated pretax loss of $162 million on the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business. See Note B — “Sale of Business” to the financial statements.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $52 million for the first three months of 2016 compared to $5 million for the first three months of 2015, an increase of $47 million. See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings attributable to noncontrolling interests was $3 million for the first three months of 2016 compared to $6 million for the first three months of 2015. The following table details net earnings in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended March 31,
	2016	2015	% Change
National Interstate	$3	$4	(25%)
Other	—	2	(100%)
Earnings attributable to noncontrolling interests	$3	$6	(50%)

RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note A — “Accounting Policies — Managed Investment Entities” to the financial statements for a discussion of accounting guidance adopted on January 1, 2016, which impacts the consolidation of collateralized financing entities such as CLOs, as well as limited partnerships and similar investments.

See Note A — “Accounting Policies — Debt Issuance Costs” to the financial statements for a discussion of accounting guidance adopted on January 1, 2016, which impacted the presentation of debt issuance costs.

ACCOUNTING STANDARDS TO BE ADOPTED

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-09, Financial Services – Insurance: Disclosures About Short-Duration Contracts, which requires additional disclosures about the liability for unpaid losses and loss adjustment expenses (including accident year information). AFG will be required to adopt the updated guidance for annual reporting beginning in 2016 and interim reporting beginning with the first quarter of 2017. Because the new guidance does not affect the existing recognition or measurement guidance, the adoption will have no effect on AFG’s financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities which, among other things, requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income, clarifies that the need for a valuation allowance on a deferred tax asset related to available for sale securities should be evaluated with other deferred tax assets and modifies disclosure requirements for financial instruments. AFG will be required to adopt the updated guidance effective January 1, 2018 (early adoption is not permitted). Although recording changes in the fair value of investments in equity securities in net income will result in more volatility in AFG’s Statement of Earnings, it is not expected to have a material effect on the carrying value of AFG’s investments or on overall shareholders’ equity as AFG’s investments in equity securities are currently carried at fair value through accumulated other comprehensive income.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires entities that lease assets for terms longer than one year to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet based on the present value of cash flows. Qualitative and quantitative disclosures of the amount, timing and uncertainty of cash flows arising from leases will also be required. Although the guidance allows for early adoption, AFG expects to adopt the updated guidance effective January 1, 2019 (when it is required). The guidance will require that the earliest comparative period presented to include the measurement and recognition of existing leases with an adjustment to shareholders’ equity as if the updated guidance had always been applied. Although the guidance will result in higher assets and higher liabilities from the recognition of assets and liabilities related to operating leases, it does not change the manner in which lease expense is recognized in the statement of earnings. Although management is currently evaluating the impact of this guidance, AFG does not expect it to have a material effect on its results of operations or financial position.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. AFG will be required to adopt the updated guidance effective January 1, 2017. Management does not expect the adoption of this guidance to have a material effect on its results of operations or financial position.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure about Market Risk
As of March 31, 2016, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2015 Form 10-K.

ITEM 4
Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2016 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the first fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first three months of 2016 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
January	951,394	$67.70	951,394	2,093,420
February	106,061	67.06	106,061	4,987,359
March	70,673	69.92	70,673	4,916,686
Total	1,128,128	$67.78	1,128,128

(a)
Represents the remaining shares that may be repurchased under the Plan authorized by AFG’s Board of Directors in December 2014. In February 2016, AFG’s Board of Directors authorized the repurchase of three million additional shares.

In addition, AFG acquired 57 shares of its Common Stock (at $68.53 per share) in January 2016 and 27,494 shares (at an average of $66.89 per share) in February 2016 in connection with its stock incentive plans.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

May 6, 2016	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer