Form 10-Q
period 2016-06-30
AMERICAN FINANCIAL GROUP INC
filed 2016-08-05
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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
          Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2016, there were 86,893,457 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	June 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$1,548	$1,220
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $32,882 and $31,565)	34,638	32,284
Fixed maturities, trading at fair value	271	254
Equity securities, available for sale at fair value (cost — $1,400 and $1,469)	1,472	1,553
Equity securities, trading at fair value	86	166
Mortgage loans	1,159	1,067
Policy loans	195	201
Real estate and other investments	1,270	991
Total cash and investments	40,639	37,736
Recoverables from reinsurers	2,576	2,636
Prepaid reinsurance premiums	521	480
Agents’ balances and premiums receivable	992	937
Deferred policy acquisition costs	881	1,184
Assets of managed investment entities	4,410	4,047
Other receivables	788	820
Variable annuity assets (separate accounts)	595	608
Other assets	1,132	1,190
Goodwill	199	199
Total assets	$52,733	$49,837

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$8,203	$8,127
Unearned premiums	2,109	2,060
Annuity benefits accumulated	28,596	26,622
Life, accident and health reserves	702	705
Payable to reinsurers	588	591
Liabilities of managed investment entities	4,192	3,781
Long-term debt	998	998
Variable annuity liabilities (separate accounts)	595	608
Other liabilities	1,557	1,575
Total liabilities	47,540	45,067
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 86,850,459 and 87,474,452 shares outstanding	87	87
Capital surplus	1,228	1,214
Retained earnings	3,016	2,987
Accumulated other comprehensive income, net of tax	669	304
Total shareholders’ equity	5,000	4,592
Noncontrolling interests	193	178
Total equity	5,193	4,770
Total liabilities and equity	$52,733	$49,837

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Property and casualty insurance net earned premiums	$1,027	$985	$2,025	$1,931
Life, accident and health net earned premiums	6	27	12	52
Net investment income	423	404	834	792
Realized gains (losses) on:
Securities (*)	(16)	(1)	(34)	18
Subsidiaries	2	—	2	(162)
Income (loss) of managed investment entities:
Investment income	48	38	93	72
Gain (loss) on change in fair value of assets/liabilities	11	(2)	(2)	(5)
Other income	80	92	126	142
Total revenues	1,581	1,543	3,056	2,840

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	687	601	1,268	1,177
Commissions and other underwriting expenses	348	338	682	651
Annuity benefits	223	151	451	335
Life, accident and health benefits	9	33	18	65
Annuity and supplemental insurance acquisition expenses	42	66	77	107
Interest charges on borrowed money	19	20	37	40
Expenses of managed investment entities	36	28	71	52
Other expenses	81	80	160	157
Total costs and expenses	1,445	1,317	2,764	2,584
Earnings before income taxes	136	226	292	256
Provision for income taxes	73	77	125	82
Net earnings, including noncontrolling interests	63	149	167	174
Less: Net earnings attributable to noncontrolling interests	9	8	12	14
Net Earnings Attributable to Shareholders	$54	$141	$155	$160

Earnings Attributable to Shareholders per Common Share:
Basic	$0.63	$1.60	$1.79	$1.82
Diluted	$0.62	$1.57	$1.76	$1.79
Average number of Common Shares:
Basic	86.8	87.7	86.8	87.6
Diluted	88.4	89.5	88.4	89.4

Cash dividends per Common Share	$0.28	$0.25	$0.56	$0.50
________________________________________
(*) Consists of the following:
Realized gains before impairments	$23	$29	$57	$52

Losses on securities with impairment	(39)	(30)	(90)	(34)
Non-credit portion recognized in other comprehensive income (loss)	—	—	(1)	—
Impairment charges recognized in earnings	(39)	(30)	(91)	(34)
Total realized gains (losses) on securities	$(16)	$(1)	$(34)	$18

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net earnings, including noncontrolling interests	$63	$149	$167	$174
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	213	(214)	338	(145)
Reclassification adjustment for realized (gains) losses included in net earnings	10	(1)	21	(13)
Total net unrealized gains (losses) on securities	223	(215)	359	(158)
Net unrealized gains (losses) on cash flow hedges	1	(1)	4	—
Foreign currency translation adjustments	1	—	7	(8)
Pension and other postretirement plans adjustments	—	—	1	—
Other comprehensive income (loss), net of tax	225	(216)	371	(166)
Total comprehensive income (loss), net of tax	288	(67)	538	8
Less: Comprehensive income attributable to noncontrolling interests	13	5	18	12
Comprehensive income (loss) attributable to shareholders	$275	$(72)	$520	$(4)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp.		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Income	Total	Interests	Equity
Balance at December 31, 2015	87,474,452	$1,301	$—	$2,987	$304	$4,592	$178	$4,770
Net earnings	—	—	—	155	—	155	12	167
Other comprehensive income	—	—	—	—	365	365	6	371
Dividends on Common Stock	—	—	—	(48)	—	(48)	—	(48)
Shares issued:
Restricted stock awards	317,230	—	—	—	—	—	—	—
Exercise of stock options	448,136	16	—	—	—	16	—	16
Other benefit plans	72,050	5	—	—	—	5	—	5
Dividend reinvestment plan	7,427	1	—	—	—	1	—	1
Stock-based compensation:
Expense	—	10	—	—	—	10	—	10
Excess tax benefits	—	4	—	—	—	4	—	4
Shares acquired and retired	(1,438,142)	(22)	—	(76)	—	(98)	—	(98)
Shares exchanged — benefit plans	(28,044)	—	—	(2)	—	(2)	—	(2)
Forfeitures of restricted stock	(2,650)	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2016	86,850,459	$1,315	$—	$3,016	$669	$5,000	$193	$5,193

Balance at December 31, 2014	87,708,793	$1,240	$(2)	$2,914	$727	$4,879	$175	$5,054
Cumulative effect of accounting change	—	—	2	—	—	2	—	2
Net earnings	—	—	—	160	—	160	14	174
Other comprehensive loss	—	—	—	—	(164)	(164)	(2)	(166)
Dividends on Common Stock	—	—	—	(44)	—	(44)	—	(44)
Shares issued:
Restricted stock awards	171,130	—	—	—	—	—	—	—
Exercise of stock options	852,691	28	—	—	—	28	—	28
Other benefit plans	88,181	5	—	—	—	5	—	5
Dividend reinvestment plan	7,041	—	—	—	—	—	—	—
Stock-based compensation:
Expense	—	10	—	—	—	10	—	10
Excess tax benefits	—	6	—	—	—	6	—	6
Shares acquired and retired	(1,254,791)	(18)	—	(60)	—	(78)	—	(78)
Shares exchanged — benefit plans	(32,633)	—	—	(2)	—	(2)	—	(2)
Other	—	—	—	—	—	—	(5)	(5)
Balance at June 30, 2015	87,540,412	$1,271	$—	$2,968	$563	$4,802	$182	$4,984

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended June 30,
	2016	2015
Operating Activities:
Net earnings, including noncontrolling interests	$167	$174
Adjustments:
Depreciation and amortization	53	84
Annuity benefits	451	335
Realized (gains) losses on investing activities	(3)	81
Net (purchases) sales of trading securities	85	(5)
Deferred annuity and life policy acquisition costs	(124)	(90)
Change in:
Reinsurance and other receivables	42	314
Other assets	(150)	(83)
Insurance claims and reserves	121	(64)
Payable to reinsurers	(3)	(134)
Other liabilities	12	53
Managed investment entities’ assets/liabilities	(199)	(107)
Other operating activities, net	(26)	18
Net cash provided by operating activities	426	576

Investing Activities:
Purchases of:
Fixed maturities	(3,776)	(3,728)
Equity securities	(101)	(152)
Mortgage loans	(255)	(62)
Real estate, property and equipment	(26)	(32)
Proceeds from:
Maturities and redemptions of fixed maturities	2,073	1,688
Repayments of mortgage loans	163	127
Sales of fixed maturities	373	231
Sales of equity securities	139	149
Sales of real estate, property and equipment	43	92
Managed investment entities:
Purchases of investments	(869)	(808)
Proceeds from sales and redemptions of investments	771	439
Other investing activities, net	(282)	(58)
Net cash used in investing activities	(1,747)	(2,114)

Financing Activities:
Annuity receipts	2,533	2,012
Annuity surrenders, benefits and withdrawals	(1,118)	(937)
Net transfers from variable annuity assets	17	20
Reductions of long-term debt	—	(37)
Issuances of managed investment entities’ liabilities	1,028	639
Retirements of managed investment entities’ liabilities	(682)	(192)
Issuances of Common Stock	20	34
Repurchases of Common Stock	(98)	(78)
Cash dividends paid on Common Stock	(48)	(44)
Other financing activities, net	(3)	(6)
Net cash provided by financing activities	1,649	1,411
Net Change in Cash and Cash Equivalents	328	(127)
Cash and cash equivalents at beginning of period	1,220	1,343
Cash and cash equivalents at end of period	$1,548	$1,216

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Sale of Business	I.	Goodwill and Other Intangibles
C.	Segments of Operations	J.	Long-Term Debt
D.	Fair Value Measurements	K.	Shareholders’ Equity
E.	Investments	L.	Income Taxes
F.	Derivatives	M.	Contingencies
G.	Deferred Policy Acquisition Costs	N.	Subsequent Event

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2016, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements in the first six months of 2016.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: second quarter of 2016 and 2015 — 1.6 million and 1.8 million; first six months of 2016 and 2015 — 1.6 million and 1.8 million, respectively.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: second quarter of 2016 and 2015 — 0.7 million and 1.5 million; first six months of 2016 and 2015 — 0.8 million and 1.4 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2016 and 2015 periods.

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

B.     Sale of Business

On December 24, 2015, AFG completed the sale of substantially all of its run-off long-term care insurance business (which was included in the run-off long-term care and life segment) to HC2 Holdings, Inc. (“HC2”) for an initial payment of $7 million in cash and HC2 securities with a fair value of $11 million (subject to post-closing adjustments). AFG may also receive up to $13 million of additional proceeds from HC2 in the future contingent upon the release of certain statutory-basis liabilities of the legal entities sold by AFG. In connection with obtaining regulatory approval for the transaction, AFG agreed to provide up to an aggregate of $35 million of capital support for the insurance companies, on an as-needed basis to maintain specified surplus levels, subject to immediate reimbursement by HC2 through a five-year capital maintenance agreement. The legal entities involved in the transaction, United Teacher Associates Insurance Company (“UTA”) and Continental General Insurance Company (“CGIC”), contained substantially all of AFG’s long-term care insurance reserves (96% as measured by net statutory reserves as of November 30, 2015), as well as smaller blocks of annuity and life insurance business. Following the sale of these subsidiaries, AFG has only a small block of long-term care insurance (1,600 policies) with approximately $37 million of reserves at June 30, 2016. AFG had ceased new sales of long-term care insurance in January 2010, but continued to service and accept renewal premiums on its outstanding policies, which are guaranteed renewable.

In addition to the $18 million in cash and securities received at closing and the $13 million of potential additional proceeds in the future from the release of statutory liabilities, AFG received a total of $97 million in tax benefits related to the sale. AFG received substantially all of these tax benefits through reduced estimated tax payments and a tax refund resulting from the carryback of the tax-basis capital loss in the first six months of 2016. The receivables for these tax benefits were reflected in AFG’s financial statements at December 31, 2015.

Based on the status of ongoing negotiations at the end of the first quarter of 2015, management determined that the potential sale of the run-off long-term care insurance business met the GAAP “held for sale” criteria as of March 31, 2015. Accordingly, AFG recorded a $162 million pretax loss ($105 million loss after tax) in the first quarter of 2015 to establish a liability equal to the excess of the net carrying value of the assets and liabilities to be disposed over the estimated net sale proceeds. At the closing date, the loss was adjusted to $166 million ($108 million loss after tax) based on the actual proceeds received and the final carrying value of the net assets disposed. In the second quarter of 2016, AFG received additional proceeds based on the final closing balance sheet and adjusted certain accrued expense estimates associated with the sale, resulting in a $2 million pretax gain. At March 31, 2015 and at the sale date, the carrying value of the assets and liabilities disposed represented approximately 4% of both AFG’s assets and liabilities.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Revenues, costs and expenses, and earnings before income taxes for the subsidiaries sold were (in millions):

	Three months ended June 30, 2015	Six months ended June 30, 2015
Life, accident and health net earned premiums:
Long-term care	$20	$37
Life operations	2	5
Net investment income	19	37
Realized gains (losses) on securities and other income	—	(2)
Total revenues	41	77
Annuity benefits	2	4
Life, accident and health benefits:
Long-term care	25	46
Life operations	2	5
Annuity and supplemental insurance acquisition expenses	3	6
Other expenses	5	9
Total costs and expenses	37	70
Earnings before income taxes	$4	$7

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$365	$327	$704	$640
Specialty casualty	497	503	999	993
Specialty financial	139	129	271	249
Other specialty	26	26	51	49
Total premiums earned	1,027	985	2,025	1,931
Net investment income	89	83	172	162
Other income (a)	40	53	43	59
Total property and casualty insurance	1,156	1,121	2,240	2,152
Annuity:
Net investment income	344	306	659	598
Other income	24	24	50	51
Total annuity	368	330	709	649
Run-off long-term care and life (b)	12	49	24	95
Other	59	44	115	88
Total revenues before realized gains (losses)	1,595	1,544	3,088	2,984
Realized gains (losses) on securities	(16)	(1)	(34)	18
Realized gains (losses) on subsidiaries	2	—	2	(162)
Total revenues	$1,581	$1,543	$3,056	$2,840

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$15	$(13)	$47	$(6)
Specialty casualty	23	37	52	65
Specialty financial	22	24	45	46
Other specialty	3	3	5	6
Other lines (c)	(66)	(1)	(65)	(1)
Total underwriting	(3)	50	84	110
Investment and other income, net (a)	115	124	190	197
Total property and casualty insurance	112	174	274	307
Annuity	76	88	129	163
Run-off long-term care and life (b)	—	4	(1)	8
Other (d)	(38)	(39)	(78)	(78)
Total earnings before realized gains (losses) and income taxes	150	227	324	400
Realized gains (losses) on securities	(16)	(1)	(34)	18
Realized gains (losses) on subsidiaries	2	—	2	(162)
Total earnings before income taxes	$136	$226	$292	$256

(a)
Includes pretax income of $32 million (before noncontrolling interest) from the sale of an apartment property in the second quarter of 2016 and $51 million (before noncontrolling interest) from the sale of the Le Pavillon Hotel in the second quarter of 2015.

(b)	AFG sold substantially all of its run-off long-term care insurance business in December 2015.

(c)	Includes a $65 million special charge related to the exit of certain lines of business within AFG’s Lloyd’s-based insurer, Neon, in the second quarter of 2016.

(d)	Includes holding company interest and expenses.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2016
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$103	$227	$8	$338
States, municipalities and political subdivisions	—	7,048	91	7,139
Foreign government	—	143	—	143
Residential MBS	—	3,516	231	3,747
Commercial MBS	—	2,006	36	2,042
Asset-backed securities (“ABS”)	—	5,022	478	5,500
Corporate and other	38	15,002	689	15,729
Total AFS fixed maturities	141	32,964	1,533	34,638
Trading fixed maturities	12	259	—	271
Equity securities — AFS and trading	1,305	87	166	1,558
Assets of managed investment entities (“MIE”)	338	4,046	26	4,410
Variable annuity assets (separate accounts) (*)	—	595	—	595
Other investments — equity index call options	—	368	—	368
Other assets — derivatives	—	18	—	18
Total assets accounted for at fair value	$1,796	$38,337	$1,725	$41,858
Liabilities:
Liabilities of managed investment entities	$322	$3,846	$24	$4,192
Derivatives in annuity benefits accumulated	—	—	1,557	1,557
Derivatives in long-term debt	—	(9)	—	(9)
Other liabilities — derivatives	—	13	—	13
Total liabilities accounted for at fair value	$322	$3,850	$1,581	$5,753

December 31, 2015
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$100	$192	$15	$307
States, municipalities and political subdivisions	—	6,767	89	6,856
Foreign government	—	154	—	154
Residential MBS	—	3,305	224	3,529
Commercial MBS	—	2,148	39	2,187
Asset-backed securities	—	4,464	470	4,934
Corporate and other	50	13,634	633	14,317
Total AFS fixed maturities	150	30,664	1,470	32,284
Trading fixed maturities	13	241	—	254
Equity securities — AFS and trading	1,362	217	140	1,719
Assets of managed investment entities	309	3,712	26	4,047
Variable annuity assets (separate accounts) (*)	—	608	—	608
Other investments — equity index call options	—	241	—	241
Other assets — derivatives	—	2	—	2
Total assets accounted for at fair value	$1,834	$35,685	$1,636	$39,155
Liabilities:
Liabilities of managed investment entities	$289	$3,468	$24	$3,781
Derivatives in annuity benefits accumulated	—	—	1,369	1,369
Derivatives in long-term debt	—	(2)	—	(2)
Other liabilities — derivatives	—	8	—	8
Total liabilities accounted for at fair value	$289	$3,474	$1,393	$5,156

(*)	Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in observable trade activity.

During the second quarter of 2016, there were five perpetual preferred stocks with an aggregate fair value of $27 million that transferred from Level 2 to Level 1 and two perpetual preferred stocks with an aggregate fair value of $6 million that transferred from Level 1 to Level 2. During the first six months of 2016, there were six perpetual preferred stocks with a fair value of $35 million that transferred from Level 2 to Level 1 and five perpetual preferred stocks with an aggregate fair value of $12 million that transferred from Level 1 to Level 2. During the second quarter of 2015, there were five common stocks, two perpetual preferred stocks and one mandatory redeemable preferred stock with aggregate fair values of $26 million, $14 million and $10 million, respectively, transferred from Level 2 to Level 1. During the first six months of 2015, there were six common stocks, four perpetual preferred stocks and one mandatory redeemable preferred stock with aggregate fair values of $79 million, $19 million and $10 million, respectively, transferred from Level 2 to Level 1. There were no transfers from Level 1 to Level 2 in the second quarter and first six months of 2015.

Approximately 4% of the total assets carried at fair value on June 30, 2016, were Level 3 assets. Approximately 77% ($1.33 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than 10% of AFG’s shareholders’ equity, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $1.56 billion at June 30, 2016. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.1% – 3.1% over the risk free rate
Risk margin for uncertainty in cash flows	0.58% reduction in the discount rate
Surrenders	3% – 21% of indexed account value
Partial surrenders	2% – 10% of indexed account value
Annuitizations	0.25% – 1% of indexed account value
Deaths	1.5% – 4.0% of indexed account value
Budgeted option costs	1.75% – 3.5% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed annuity products with an expected range of 5% to 10% in the majority of future calendar years (3% to 21% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flows assumptions in the table above would increase the fair value of the fixed-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the second quarter and first six months of 2016 and 2015 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2016	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2016
AFS fixed maturities:
U.S. government agency	$15	$(8)	$1	$—	$—	$—	$—	$8
State and municipal	92	—	—	—	(1)	—	—	91
Residential MBS	213	1	1	—	(6)	22	—	231
Commercial MBS	38	(1)	—	—	(1)	—	—	36
Asset-backed securities	501	—	3	11	(11)	—	(26)	478
Corporate and other	730	2	12	8	(68)	10	(5)	689
Total AFS fixed maturities	1,589	(6)	17	19	(87)	32	(31)	1,533
Equity securities	158	—	8	—	—	—	—	166
Assets of MIE	24	(2)	—	4	—	—	—	26
Total Level 3 assets	$1,771	$(8)	$25	$23	$(87)	$32	$(31)	$1,725

Embedded derivatives	$(1,450)	$(62)	$—	$(72)	$27	$—	$—	$(1,557)
Total Level 3 liabilities (*)	$(1,450)	$(62)	$—	$(72)	$27	$—	$—	$(1,557)

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2015	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2015
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	61	—	(2)	25	—	—	—	84
Residential MBS	306	(1)	(2)	—	(9)	16	(14)	296
Commercial MBS	44	—	—	—	—	4	—	48
Asset-backed securities	211	1	—	115	(7)	12	—	332
Corporate and other	583	(3)	(17)	35	(11)	10	—	597
Total AFS fixed maturities	1,220	(3)	(21)	175	(27)	42	(14)	1,372
Equity securities	84	(4)	3	35	—	—	—	118
Assets of MIE	29	(4)	—	4	—	—	—	29
Total Level 3 assets	$1,333	$(11)	$(18)	$214	$(27)	$42	$(14)	$1,519

Embedded derivatives	$(1,243)	$19	$—	$(48)	$14	$—	$—	$(1,258)
Total Level 3 liabilities (*)	$(1,243)	$19	$—	$(48)	$14	$—	$—	$(1,258)

(*)	As discussed previously, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2016
AFS fixed maturities:
U.S. government agency	$15	$(8)	$1	$—	$—	$—	$—	$8
State and municipal	89	—	3	—	(1)	—	—	91
Residential MBS	224	2	1	—	(13)	33	(16)	231
Commercial MBS	39	(1)	—	—	(2)	—	—	36
Asset-backed securities	470	—	(3)	15	(19)	41	(26)	478
Corporate and other	633	—	27	94	(75)	15	(5)	689
Total AFS fixed maturities	1,470	(7)	29	109	(110)	89	(47)	1,533
Equity securities	140	(17)	16	12	—	15	—	166
Assets of MIE	26	(4)	—	4	—	—	—	26
Total Level 3 assets	$1,636	$(28)	$45	$125	$(110)	$104	$(47)	$1,725

Embedded derivatives	$(1,369)	$(79)	$—	$(154)	$45	$—	$—	$(1,557)
Total Level 3 liabilities (a)	$(1,369)	$(79)	$—	$(154)	$45	$—	$—	$(1,557)

			Total realized/unrealized gains (losses) included in
	Balance at December 31, 2014	Impact of accounting change (b)	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2015
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$—	$15
State and municipal	100	—	—	(2)	25	—	—	(39)	84
Residential MBS	300	—	(2)	1	—	(16)	57	(44)	296
Commercial MBS	44	—	—	—	—	—	4	—	48
Asset-backed securities	226	—	1	—	120	(48)	33	—	332
Corporate and other	546	—	(3)	(11)	79	(24)	10	—	597
Total AFS fixed maturities	1,231	—	(4)	(12)	224	(88)	104	(83)	1,372
Equity securities	93	—	(4)	1	45	—	—	(17)	118
Assets of MIE	31	—	(6)	—	4	—	—	—	29
Total Level 3 assets	$1,355	$—	$(14)	$(11)	$273	$(88)	$104	$(100)	$1,519

Liabilities of MIE	$(2,701)	$2,701	$—	$—	$—	$—	$—	$—	$—
Embedded derivatives	(1,160)	—	(31)	—	(95)	28	—	—	(1,258)
Total Level 3 liabilities (a)	$(3,861)	$2,701	$(31)	$—	$(95)	$28	$—	$—	$(1,258)

(a)	As discussed previously, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

(b)	The impact of implementing new guidance adopted in 2015, as discussed above and in Note A — “Accounting Policies — Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
June 30, 2016
Financial assets:
Cash and cash equivalents	$1,548	$1,548	$1,548	$—	$—
Mortgage loans	1,159	1,173	—	—	1,173
Policy loans	195	195	—	—	195
Total financial assets not accounted for at fair value	$2,902	$2,916	$1,548	$—	$1,368
Financial liabilities:
Annuity benefits accumulated (*)	$28,396	$28,459	$—	$—	$28,459
Long-term debt	1,007	1,141	—	1,126	15
Total financial liabilities not accounted for at fair value	$29,403	$29,600	$—	$1,126	$28,474

December 31, 2015
Financial assets:
Cash and cash equivalents	$1,220	$1,220	$1,220	$—	$—
Mortgage loans	1,067	1,074	—	—	1,074
Policy loans	201	201	—	—	201
Total financial assets not accounted for at fair value	$2,488	$2,495	$1,220	$—	$1,275
Financial liabilities:
Annuity benefits accumulated (*)	$26,422	$25,488	$—	$—	$25,488
Long-term debt	1,000	1,120	—	1,105	15
Total financial liabilities not accounted for at fair value	$27,422	$26,608	$—	$1,105	$25,503

(*)	Excludes $200 million of life contingent annuities in the payout phase at both June 30, 2016 and December 31, 2015.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities and equity securities at June 30, 2016 and December 31, 2015, consisted of the following (in millions):

	June 30, 2016					December 31, 2015
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$332	$8	$(2)	$6	$338	$305	$5	$(3)	$2	$307
States, municipalities and political subdivisions	6,627	516	(4)	512	7,139	6,642	249	(35)	214	6,856
Foreign government	135	8	—	8	143	147	7	—	7	154
Residential MBS	3,478	290	(21)	269	3,747	3,236	308	(15)	293	3,529
Commercial MBS	1,949	94	(1)	93	2,042	2,111	77	(1)	76	2,187
Asset-backed securities	5,490	56	(46)	10	5,500	4,961	25	(52)	(27)	4,934
Corporate and other	14,871	918	(60)	858	15,729	14,163	422	(268)	154	14,317
Total fixed maturities	$32,882	$1,890	$(134)	$1,756	$34,638	$31,565	$1,093	$(374)	$719	$32,284

Equity Securities:
Common stocks	$962	$115	$(69)	$46	$1,008	$1,051	$146	$(79)	$67	$1,118
Perpetual preferred stocks	438	31	(5)	26	464	418	23	(6)	17	435
Total equity securities	$1,400	$146	$(74)	$72	$1,472	$1,469	$169	$(85)	$84	$1,553

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at June 30, 2016 and December 31, 2015, respectively, were $195 million and $205 million. Gross unrealized gains on such securities at June 30, 2016 and December 31, 2015 were $127 million and $134 million, respectively. Gross unrealized losses on such securities at June 30, 2016 and December 31, 2015 were $6 million. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and nearly all relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
June 30, 2016
Fixed maturities:
U.S. Government and government agencies	$—	$2	100%	$(2)	$8	80%
States, municipalities and political subdivisions	—	33	100%	(4)	50	93%
Residential MBS	(11)	627	98%	(10)	248	96%
Commercial MBS	(1)	58	98%	—	18	100%
Asset-backed securities	(32)	1,456	98%	(14)	630	98%
Corporate and other	(23)	603	96%	(37)	421	92%
Total fixed maturities	$(67)	$2,779	98%	$(67)	$1,375	95%

Equity securities:
Common stocks	$(69)	$373	84%	$—	$—	—%
Perpetual preferred stocks	(3)	90	97%	(2)	28	93%
Total equity securities	$(72)	$463	87%	$(2)	$28	93%

December 31, 2015
Fixed maturities:
U.S. Government and government agencies	$(1)	$112	99%	$(2)	$15	88%
States, municipalities and political subdivisions	(33)	1,419	98%	(2)	50	96%
Residential MBS	(7)	438	98%	(8)	201	96%
Commercial MBS	—	95	100%	(1)	28	97%
Asset-backed securities	(42)	2,706	98%	(10)	455	98%
Corporate and other	(229)	4,661	95%	(39)	165	81%
Total fixed maturities	$(312)	$9,431	97%	$(62)	$914	94%

Equity securities:
Common stocks	$(79)	$509	87%	$—	$—	—%
Perpetual preferred stocks	(3)	91	97%	(3)	22	88%
Total equity securities	$(82)	$600	88%	$(3)	$22	88%

At June 30, 2016, the gross unrealized losses on fixed maturities of $134 million relate to approximately 572 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 55% of the gross unrealized loss and 73% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first six months of 2016, AFG recorded $2 million in other-than-temporary impairment charges related to its residential MBS.

In the first six months of 2016, AFG recorded approximately $33 million in other-than-temporary impairment charges related to corporate bonds and other fixed maturities.

AFG recorded $63 million in other-than-temporary impairment charges on common stocks in the first six months of 2016. At June 30, 2016, the gross unrealized losses on common stocks of $69 million relate to 46 securities, none of which has been in an unrealized loss position for more than 12 months.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG recorded $4 million in other-than-temporary impairment charges on preferred stocks in the first six months of 2016. At June 30, 2016, the gross unrealized losses on preferred stocks of $5 million relate to 20 securities. All of the preferred stocks that have been in an unrealized loss position for 12 months or more (4 securities), have investment grade ratings.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2016.

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2016	2015
Balance at March 31	$160	$168
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(3)	(2)
Balance at June 30	$157	$166

Balance at January 1	$160	$170
Additional credit impairments on:
Previously impaired securities	2	1
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(5)	(5)
Balance at June 30	$157	$166

The table below sets forth the scheduled maturities of available for sale fixed maturities as of June 30, 2016 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$906	$922	3%
After one year through five years	5,500	5,853	17%
After five years through ten years	11,689	12,335	35%
After ten years	3,870	4,239	12%
	21,965	23,349	67%
ABS (average life of approximately 5 years)	5,490	5,500	16%
MBS (average life of approximately 4-1/2 years)	5,427	5,789	17%
Total	$32,882	$34,638	100%

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at June 30, 2016 or December 31, 2015.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
June 30, 2016
Unrealized gain on:
Fixed maturities — annuity segment (*)	$1,416	$(495)	$921
Fixed maturities — all other	340	(129)	211
Total fixed maturities	1,756	(624)	1,132
Equity securities	72	(26)	46
Total investments	1,828	(650)	1,178
Deferred policy acquisition costs — annuity segment	(602)	211	(391)
Annuity benefits accumulated	(185)	65	(120)
Life, accident and health reserves	(2)	1	(1)
Unearned revenue	30	(11)	19
Total net unrealized gain on marketable securities	$1,069	$(384)	$685

December 31, 2015
Unrealized gain on:
Fixed maturities — annuity segment (*)	$523	$(183)	$340
Fixed maturities — all other	196	(72)	124
Total fixed maturities	719	(255)	464
Equity securities	84	(30)	54
Total investments	803	(285)	518
Deferred policy acquisition costs — annuity segment	(233)	82	(151)
Annuity benefits accumulated	(64)	22	(42)
Unearned revenue	11	(4)	7
Total net unrealized gain on marketable securities	$517	$(185)	$332

(*)	Unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Investment income:
Fixed maturities	$381	$360	$748	$712
Equity securities	20	17	39	34
Equity in earnings of partnerships and similar investments	4	5	15	8
Other	22	26	41	47
Gross investment income	427	408	843	801
Investment expenses	(4)	(4)	(9)	(9)
Net investment income	$423	$404	$834	$792

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Three months ended June 30, 2016				Three months ended June 30, 2015
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$17	$(19)	$(2)	$584	$7	$(10)	$(3)	$(623)
Equity securities	9	(26)	(17)	11	25	(23)	2	(21)
Mortgage loans and other investments	—	—	—	—	(2)	—	(2)	—
Other (*)	(3)	6	3	(253)	(1)	3	2	314
Total pretax	23	(39)	(16)	342	29	(30)	(1)	(330)
Tax effects	(8)	14	6	(119)	(10)	11	1	115
Noncontrolling interests	(1)	1	—	(4)	—	—	—	3
Net of tax noncontrolling interests	$14	$(24)	$(10)	$219	$19	$(19)	$—	$(212)

	Six months ended June 30, 2016				Six months ended June 30, 2015
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$31	$(35)	$(4)	$1,037	$10	$(15)	$(5)	$(405)
Equity securities	32	(67)	(35)	(12)	46	(25)	21	(15)
Mortgage loans and other investments	—	—	—	—	(2)	—	(2)	—
Other (*)	(6)	11	5	(473)	(2)	6	4	177
Total pretax	57	(91)	(34)	552	52	(34)	18	(243)
Tax effects	(20)	33	13	(193)	(18)	12	(6)	85
Noncontrolling interests	(1)	2	1	(6)	—	—	—	2
Net of tax noncontrolling interests	$36	$(56)	$(20)	$353	$34	$(22)	$12	$(156)

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the statement of cash flows consisted of the following (in millions):

	Six months ended June 30,
	2016	2015
Fixed maturities:
Gross gains	$33	$13
Gross losses	(6)	—
Equity securities:
Gross gains	36	46
Gross losses	(3)	—

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

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		June 30, 2016		December 31, 2015
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$127	$—	$130	$—
Public company warrants	Equity securities	2	—	4	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	1,557	—	1,369
Equity index call options	Other investments	368	—	241	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	13	—	7
		$497	$1,570	$375	$1,376

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

AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($224 million at June 30, 2016 and $211 million at December 31, 2015) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A to the financial statements, certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the second quarter and first six months of 2016 and 2015 (in millions):

		Three months ended June 30,		Six months ended June 30,
Derivative	Statement of Earnings Line	2016	2015	2016	2015
MBS with embedded derivatives	Realized gains on securities	$3	$(1)	$4	$(3)
Public company warrants	Realized gains on securities	1	—	(1)	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits	(62)	19	(79)	(31)
Equity index call options	Annuity benefits	16	3	(24)	23
Reinsurance contracts (embedded derivative)	Net investment income	(3)	3	(6)	3
		$(45)	$24	$(106)	$(8)

Derivatives Designated and Qualifying as Cash Flow Hedges  As of June 30, 2016, AFG has entered into four interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps amortize down over each swap’s respective life (the swaps expire between August 2019 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps increased to $711 million at June 30, 2016 compared to $614 million at December 31, 2015, reflecting a $163 million notional amount swap entered into in the first quarter of 2016, partially offset by the scheduled amortization discussed above. The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was $18 million at June 30, 2016 and $2 million at December 31, 2015. The fair value of the effective portion of the interest rate swaps in a liability position and included in other liabilities was zero at June 30, 2016 and less than $1 million at December 31, 2015. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and tax. Amounts reclassified from AOCI to net investment income were $1 million in both of the second quarters of 2016 and 2015 and $3 million and $2 million in the first six months of 2016 and 2015, respectively. There was no ineffectiveness recorded in net earnings during these periods.

Derivative Designated and Qualifying as a Fair Value Hedge   In June 2015, AFG entered into an interest rate swap to mitigate the interest rate risk associated with its fixed-rate 9-7/8% Senior Notes due June 2019 by effectively converting the interest rate on those notes to a floating rate of three-month LIBOR plus 8.099% (8.7515% at June 30, 2016). Since the terms of the interest rate swap match the terms of the hedged debt, changes in the fair value of the interest rate swap are offset by changes in the fair value of the hedged debt attributable to changes in interest rates. The fair value of the interest rate swap (asset of $9 million and $2 million at June 30, 2016 and December 31, 2015, respectively) and the offsetting adjustment to the carrying value of the 9-7/8% Senior Notes are both included in long-term debt on AFG’s Balance Sheet. Accordingly, the net impact on AFG’s current period earnings is that the interest expense associated with the hedged debt is effectively recorded at the floating rate. The net reduction in interest expense from the swap was $1 million in the second quarter of 2016, $2 million in the first six months of 2016 and less than $1 million in the first six months of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized	Total	Total
Balance at March 31, 2016	$224	$1,063	$119	$53	$1,235	$(404)	$831	$1,055
Additions	139	56	2	—	58	—	58	197
Amortization:
Periodic amortization	(128)	(32)	(6)	(2)	(40)	—	(40)	(168)
Included in realized gains	—	2	1	—	3	—	3	3
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	(205)	(205)	(205)
Balance at June 30, 2016	$234	$1,089	$116	$51	$1,256	$(609)	$647	$881

Balance at March 31, 2015	$217	$942	$128	$71	$1,141	$(602)	$539	$756
Additions	137	46	1	—	47	—	47	184
Amortization:
Periodic amortization	(130)	(55)	(7)	(3)	(65)	—	(65)	(195)
Included in realized gains	—	1	1	—	2	—	2	2
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	219	219	219
Balance at June 30, 2015	$223	$934	$123	$68	$1,125	$(383)	$742	$965

Balance at December 31, 2015	$226	$1,018	$119	$55	$1,192	$(234)	$958	$1,184
Additions	271	124	7	—	131	—	131	402
Amortization:
Periodic amortization	(262)	(57)	(11)	(4)	(72)	—	(72)	(334)
Included in realized gains	—	4	1	—	5	—	5	5
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	(375)	(375)	(375)
Balance at June 30, 2016	$234	$1,089	$116	$51	$1,256	$(609)	$647	$881

Balance at December 31, 2014	$221	$925	$132	$74	$1,131	$(531)	$600	$821
Additions	258	90	4	—	94	—	94	352
Amortization:
Periodic amortization	(256)	(84)	(14)	(6)	(104)	—	(104)	(360)
Included in realized gains	—	3	1	—	4	—	4	4
Foreign currency translation	—	—	—	—	—	—	—	—
Change in unrealized	—	—	—	—	—	148	148	148
Balance at June 30, 2015	$223	$934	$123	$68	$1,125	$(383)	$742	$965

The present value of future profits (“PVFP”) amounts in the table above are net of $129 million and $125 million of accumulated amortization at June 30, 2016 and December 31, 2015, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 15.0% to 60.7% of the most subordinate debt tranche of fourteen collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2004 and 2016, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG), and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $218 million (including $102 million invested in the most subordinate tranches) at June 30, 2016, and $266 million at December 31, 2015.

In May 2016, AFG formed a new CLO, which issued $406 million face amount of liabilities (including $36 million face amount purchased by subsidiaries of AFG). During the first six months of 2016, AFG subsidiaries also purchased $13 million face amount of senior debt and subordinate tranches of existing CLOs for $12 million. During the first six months of 2015, AFG formed a new CLO, which issued $511 million face amount of liabilities (including $45 million face amount purchased by subsidiaries of AFG). During the first six months of 2016 and 2015, AFG subsidiaries received $69 million and $1 million, respectively, in sale and redemption proceeds from its CLO investments.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$48	$(7)	$47	$26
Liabilities	(37)	5	(49)	(31)
Management fees paid to AFG	4	3	8	7
CLO earnings (losses) attributable to AFG shareholders (b)	19	5	12	8

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $157 million and $214 million at June 30, 2016 and December 31, 2015. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $212 million and $205 million at those dates. The CLO assets include $1 million in loans at both June 30, 2016 and December 31, 2015, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $10 million at both those dates).

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $199 million during the first six months of 2016. Included in other assets in AFG’s Balance Sheet is $38 million at June 30, 2016 and $41 million at December 31, 2015 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $21 million and $18 million, respectively. Amortization of intangibles was $2 million in both the second quarters of 2016 and 2015 and $4 million in both the first six months of 2016 and 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2016			December 31, 2015
	Principal	Debt Issue Costs	Carrying Value	Principal	Debt Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$(1)	$349	$350	$(1)	$349
6-3/8% Senior Notes due June 2042	230	(7)	223	230	(7)	223
5-3/4% Senior Notes due August 2042	125	(4)	121	125	(4)	121
Other	3	—	3	3	—	3
	708	(12)	696	708	(12)	696

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	(5)	145	150	(5)	145
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
	300	(10)	290	300	(10)	290

Subsidiaries:
National Interstate bank credit facility	12	—	12	12	—	12
	$1,020	$(22)	$998	$1,020	$(22)	$998

To achieve a desired balance between fixed and variable rate debt, AFG entered into an interest rate swap in June 2015, which effectively converts its 9-7/8% Senior Notes to a floating rate of three-month LIBOR plus 8.099% (8.7515% at June 30, 2016 and 8.6110% at December 31, 2015). The fair value of the interest rate swap (asset of $9 million and $2 million at June 30, 2016 and December 31, 2015, respectively) and the offsetting adjustment to the carrying value of the notes are both included in the carrying value of the 9-7/8% Senior Notes in the table above.

Scheduled principal payments on debt for the balance of 2016, the subsequent five years and thereafter were as follows:
2016 — none; 2017 — $12 million; 2018 — none; 2019 — $350 million; 2020 — none; 2021 — none and thereafter — $658 million.

As shown below (principal amount, in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	June 30, 2016	December 31, 2015
Senior unsecured obligations	$720	$720
Subordinated unsecured obligations	300	300
	$1,020	$1,020

In June 2016, AFG replaced its existing credit facility with a new five-year, $500 million revolving credit facility which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at June 30, 2016 or AFG’s previous credit facility at December 31, 2015.

National Interstate can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. At June 30, 2016, there was $12 million outstanding under this agreement, bearing interest at 1.51% (three-month LIBOR plus 0.875%).

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

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Quarter ended June 30, 2016
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$326	$(113)	$213	$(4)	$209
Reclassification adjustment for realized (gains) losses included in net earnings (a)		16	(6)	10	—	10
Total net unrealized gains on securities (b)	$466	342	(119)	223	(4)	219	$685
Net unrealized gains on cash flow hedges	4	2	(1)	1	—	1	5
Foreign currency translation adjustments	(16)	1	—	1	—	1	(15)
Pension and other postretirement plans adjustments	(6)	—	—	—	—	—	(6)
Total	$448	$345	$(120)	$225	$(4)	$221	$669

Quarter ended June 30, 2015
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(329)	$115	$(214)	$3	$(211)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(1)	—	(1)	—	(1)
Total net unrealized gains (losses) on securities	$799	(330)	115	(215)	3	(212)	$587
Net unrealized gains (losses) on cash flow hedges	1	(1)	—	(1)	—	(1)	—
Foreign currency translation adjustments	(16)	(1)	1	—	—	—	(16)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	(8)
Total	$776	$(332)	$116	$(216)	$3	$(213)	$563

Six months ended June 30, 2016
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$518	$(180)	$338	$(5)	$333
Reclassification adjustment for realized (gains) losses included in net earnings (a)		34	(13)	21	(1)	20
Total net unrealized gains on securities (b)	$332	552	(193)	359	(6)	353	$685
Net unrealized gains on cash flow hedges	1	7	(3)	4	—	4	5
Foreign currency translation adjustments	(22)	4	3	7	—	7	(15)
Pension and other postretirement plans adjustments	(7)	1	—	1	—	1	(6)
Total	$304	$564	$(193)	$371	$(6)	$365	$669

Six months ended June 30, 2015
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(223)	$78	$(145)	$2	$(143)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(20)	7	(13)	—	(13)
Total net unrealized gains (losses) on securities	$743	(243)	85	(158)	2	(156)	$587
Net unrealized gains (losses) on cash flow hedges	—	—	—	—	—	—	—
Foreign currency translation adjustments	(8)	(6)	(2)	(8)	—	(8)	(16)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	(8)
Total	$727	$(249)	$83	$(166)	$2	$(164)	$563

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $48 million at June 30, 2016 compared to $46 million at March 31, 2016 and $51 million at December 31, 2015 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2016, AFG issued 317,230 shares of restricted Common Stock (fair value of $66.97 per share) under the Stock Incentive Plan. In addition, AFG issued 40,336 shares of Common Stock (fair value of $71.05 per share) in the first quarter of 2016 under the Equity Bonus Plan. AFG did not grant any stock options in the first six months of 2016.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $6 million and $7 million in the second quarters of 2016 and 2015 and $14 million and $13 million in the first six months of 2016 and 2015, respectively.

L.    Income Taxes
The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$136		$226		$292		$256

Income taxes at statutory rate	$47	35%	$80	35%	$102	35%	$90	35%
Effect of:
Tax exempt interest	(6)	(4%)	(7)	(3%)	(13)	(4%)	(14)	(5%)
Change in valuation allowance	32	24%	1	—%	33	11%	—	—%
Subsidiaries not in AFG’s tax return	1	1%	1	—%	2	1%	2	1%
Other	(1)	(2%)	2	2%	1	—%	4	1%
Provision for income taxes as shown in the statement of earnings	$73	54%	$77	34%	$125	43%	$82	32%

Excluding the $65 million charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer, AFG’s effective tax rate for the second quarter and six months ended June 30, 2016, was 36% and 35%, respectively. AFG maintains a full valuation allowance against the deferred tax benefits associated with losses related to Neon.

During the first six months of 2016, there were no material changes to AFG’s liability for uncertain tax positions.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

N.    Subsequent Event

On July 25, 2016, AFG announced that it reached an agreement with the Special Committee of the Board of Directors of National Interstate Corporation (“NATL”) to acquire all shares of NATL that it does not currently own. NATL is currently a 51%-owned subsidiary of AFG’s wholly-owned subsidiary, Great American Insurance Company (“GAI”). Shareholders of NATL, other than GAI, will receive $32.00 per share in cash in the transaction. In addition, NATL will pay a one-time special dividend to its shareholders of $0.50 per NATL share in cash immediately prior to the closing of the merger. The transaction remains subject to the approval of shareholders holding a majority of the shares of NATL not owned by AFG or its affiliates. GAI has entered into a voting agreement with certain shareholders of NATL under which the shareholders agreed, among other things, to vote all common shares of NATL owned by such shareholders, totaling approximately 10% of the outstanding NATL common shares (and representing approximately 20% of the shares not owned by GAI), in favor of the transaction. Based on a $32.00 per share purchase price plus $0.50 special dividend, the purchase price to acquire the NATL shares not currently owned by GAI will be approximately $320 million. The proposed transaction would allow NATL and its subsidiaries to become members of the AFG consolidated tax group, which would result in a tax benefit of approximately $64 million to AFG at the time the transaction is consummated, which is expected to be during the fourth quarter of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	34	Results of Operations — Second Quarter	49
Overview	35	Segmented Statement of Earnings	49
Critical Accounting Policies	35	Property and Casualty Insurance	50
Liquidity and Capital Resources	36	Annuity	59
Ratios	36	Run-off Long-Term Care and Life	65
Condensed Consolidated Cash Flows	36	Holding Company, Other and Unallocated	66
Parent and Subsidiary Liquidity	37	Results of Operations — First Six Months	69
Investments	39	Segmented Statement of Earnings	69
Uncertainties	43	Property and Casualty Insurance	70
Managed Investment Entities	43	Annuity	79
Results of Operations	47	Run-off Long-Term Care and Life	84
General	47	Holding Company, Other and Unallocated	85
		Recent and Pending Accounting Standards	87

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

•
the possibility that the proposal to acquire all shares of National Interstate Corporation that are not currently owned by AFG’s wholly-owned subsidiary, Great American Insurance Company is not consummated;

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

•	development of insurance loss reserves and establishment of other reserves, particularly with respect to amounts associated with asbestos and environmental claims;

•	availability of reinsurance and ability of reinsurers to pay their obligations;

•	trends in persistency, mortality and morbidity;

•	competitive pressures;

•	the ability to obtain adequate rates and policy terms;

•	changes in AFG’s credit ratings or the financial strength ratings assigned by major ratings agencies to AFG’s operating subsidiaries; and

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

•
the impact of the conditions in the international financial markets and the global economy (including those associated with the United Kingdom’s expected withdrawal from the European Union, or “Brexit”) relating to AFG’s international operations.

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

Net earnings attributable to AFG’s shareholders for the second quarter and first six months of 2016 were $54 million ($0.62 per share, diluted) and $155 million ($1.76 per share, diluted), respectively, compared to $141 million ($1.57 per share, diluted) and $160 million ($1.79 per share, diluted) reported in the same periods of 2015, reflecting:

•
lower underwriting profit in the property and casualty insurance segment, reflecting a second quarter 2016 charge related to the exit of certain lines of business within Neon Underwriting Ltd. (“Neon”), AFG’s Lloyd’s-based insurer (formerly known as Marketform),

•	lower operating earnings in the annuity segment due primarily to the impact of fair value accounting for fixed-indexed annuities and the run-off of higher yielding investments,

•
realized losses on securities in the second quarter and first six months of 2016 compared to realized losses on securities of less than $1 million in the second quarter of 2015 and realized gains on securities in the first six months of 2015,

•	the second quarter 2016 gain on the sale of an apartment property, which was less than the second quarter 2015 gain on the sale of Le Pavillon Hotel, and

•	the first quarter 2015 estimated loss on the sale of substantially all of AFG’s run-off long-term care insurance business, which was completed in December 2015.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements is most significant are as follows:

•	the establishment of insurance reserves, especially asbestos and environmental-related reserves,

•	the recoverability of reinsurance,

•	the recoverability of deferred acquisition costs,

•	the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and

•	the valuation of investments, including the determination of other-than-temporary impairments.

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2015 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	June 30, 2016	December 31,
		2015	2014
Principal amount of long-term debt	$1,020	$1,020	$1,061
Total capital	5,574	5,512	5,513
Ratio of debt to total capital:
Including subordinated debt and debt secured by real estate	18.3%	18.5%	19.2%
Excluding subordinated debt and debt secured by real estate	12.9%	13.1%	15.6%

The ratio of debt to total capital is a non-GAAP measure that management believes is useful for investors, analysts and independent ratings agencies to evaluate AFG’s financial strength and liquidity and to provide insight into how AFG finances its operations. In addition, maintaining a ratio of debt, excluding subordinated debt and debt secured by real estate, to total capital of 35% or lower is a financial covenant in AFG’s bank credit facility. The ratio is calculated by dividing the principal amount of AFG’s long-term debt by its total capital, which includes long-term debt, noncontrolling interests and shareholders’ equity (excluding unrealized gains (losses) related to fixed maturity investments and appropriated retained earnings related to managed investment entities).

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.57 for the six months ended June 30, 2016 and 1.66 for the year ended December 31, 2015. Excluding annuity benefits, this ratio was 6.78 and 6.58, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

Condensed Consolidated Cash Flows   AFG’s principal sources of cash include insurance premiums, income from its investment portfolio and proceeds from the maturities, redemptions and sales of investments. Insurance premiums in excess of acquisition expenses and operating costs are invested until they are needed to meet policyholder obligations or made available to the parent company through dividends to cover debt obligations and corporate expenses, and to provide returns to shareholders through share repurchases and dividends. Cash flows from operating, investing and financing activities as detailed in AFG’s Consolidated Statement of Cash Flows are shown below (in millions):

	Six months ended June 30,
	2016	2015
Net cash provided by operating activities	$426	$576
Net cash used in investing activities	(1,747)	(2,114)
Net cash provided by financing activities	1,649	1,411
Net change in cash and cash equivalents	$328	$(127)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Net cash provided by operating activities was $426 million for the first six months of 2016 compared to $576 million in the first six months of 2015, a decrease of $150 million.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $1.75 billion for the first six months of 2016 compared to $2.11 billion in the first six months of 2015, a decrease of $367 million. The $337 million increase in net cash flows from annuity policyholders in the first six months of 2016 as compared to the 2015 period (discussed below under net cash provided by financing activities) increased the amount of cash available for investment in the first six months of 2016

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

compared to the 2015 period. However, cash on hand in the annuity and run-off long-term care and life segments increased by $158 million during the first six months of 2016 as the net cash flows received from annuity policyholders outpaced the investment of the funds during that period compared to an $84 million decrease in cash on hand in these segments during the first six months of 2015 as the investment of funds outpaced the net cash flows received from annuity policyholders. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments (collateralized loan obligations), which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $98 million use of cash in the first six months of 2016 compared to a $369 million use of cash in the 2015 period, accounting for a $271 million decrease in net cash used in investing activities in the first six months of 2016 compared to the 2015 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $1.65 billion for the first six months of 2016 compared to $1.41 billion in the first six months of 2015, an increase of $238 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.43 billion in the first six months of 2016 compared to $1.10 billion in the first six months of 2015, resulting in a $337 million increase in net cash provided by financing activities in the 2016 period compared to the 2015 period. During the first six months of 2016, AFG repurchased $98 million of its Common Stock compared to $78 million repurchased in the first six months of 2015, which accounted for a $20 million decrease in net cash provided by financing activities in the 2016 period compared to the 2015 period. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $346 million in the first six months of 2016 compared to $447 million in the first six months of 2015, accounting for a $101 million decrease in net cash provided by financing activities in the 2016 period compared to the 2015 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

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

On July 25, 2016, AFG announced that it had reached an agreement with the Special Committee of the Board of Directors of National Interstate Corporation (“NATL”) to acquire all shares of NATL that it does not currently own. NATL is a 51%-owned property and casualty insurance subsidiary of AFG’s wholly-owned property and casualty insurance subsidiary, Great American Insurance Company (“GAI”). Shareholders of NATL, other than GAI, will receive $32.00 per share in cash in the transaction. In addition, NATL will pay a one-time special dividend to its shareholders of $0.50 per NATL share in cash immediately prior to the closing of the merger. The transaction remains subject to the approval of shareholders holding a majority of the shares of NATL not owned by AFG or its affiliates. Based on the $32.00 per share purchase price plus $0.50 special dividend, the purchase price to acquire the NATL shares not currently owned by GAI will be approximately $320 million.

In June 2016, AFG replaced its bank credit facility with a five-year, $500 million revolving credit line. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2015 or the first six months of 2016.

During the first six months of 2016, AFG repurchased 1.4 million shares of its Common Stock for $98 million. During 2015, AFG repurchased 2.0 million shares of its Common Stock for $126 million.

Under a tax allocation agreement with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

market. At June 30, 2016, GALIC had $935 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.02% to 0.49% over LIBOR (average rate of 0.78% at June 30, 2016). While these advances must be repaid between 2016 and 2021 ($200 million in 2016, $285 million in 2018, $300 million in 2020 and $150 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At June 30, 2016, GALIC estimated that it had additional borrowing capacity of approximately $600 million from the FHLB.

NATL can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. There was $12 million borrowed under this agreement at June 30, 2016, bearing interest at 1.51% (three-month LIBOR plus 0.875%). Amounts borrowed under the NATL credit agreement will be repaid and this credit agreement will be terminated immediately prior to the consummation of the proposed transaction under which AFG would acquire all of the NATL shares that it does not currently own, which is expected to occur in the fourth quarter of 2016.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At June 30, 2016, AFG could reduce the average crediting rate on approximately $21 billion of traditional fixed and fixed-indexed deferred annuities without guaranteed withdrawal benefits by approximately 75 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	at June 30,
GMIR	2016	2015
1 — 1.99%	69%	63%
2 — 2.99%	7%	8%
3 — 3.99%	13%	16%
4.00% and above	11%	13%

Annuity benefits accumulated (in millions)	$28,596	$25,203

At the beginning of 2016, AFG’s cost of funds (interest credited plus the cost of options) for newly-issued traditional fixed and fixed-indexed annuities was 2.50% (after adjusting for the timing of option purchases, and the cost of upfront bonuses and certain policy features). As a result of the decline in market investment yields, AFG took several actions that reduced the weekly cost of funds on new business to 2.16% as of July 6, 2016. Further actions have been taken that are expected to reduce the cost of funds to 1.96% by early September 2016. In addition to lowering the cost of funds, AFG also reduced certain commission rates and rider benefits for contracts issued during 2016. The year-to-date 2016 weighted average cost of funds for newly issued traditional fixed and fixed-indexed annuities through July 6, 2016 was 2.32%.

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

Investments   AFG’s investment portfolio at June 30, 2016, contained $34.64 billion in fixed maturity securities and $1.47 billion in equity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $271 million in fixed maturities and $86 million in equity securities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at June 30, 2016 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$34,909
Percentage impact on fair value of 100 bps increase in interest rates	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,745)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	750
Estimated pretax impact on accumulated other comprehensive income	(995)
Deferred income tax	348
Noncontrolling interests	13
Estimated after-tax impact on accumulated other comprehensive income	$(634)

Approximately 89% of the fixed maturities held by AFG at June 30, 2016, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at June 30, 2016, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 5 years and 3 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$194	$200	103%	$6	100%
Non-agency prime	1,490	1,649	111%	159	33%
Alt-A	1,080	1,149	106%	69	11%
Subprime	718	753	105%	35	23%
Commercial	1,949	2,042	105%	93	97%
	$5,431	$5,793	107%	$362	52%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At June 30, 2016, 96% (based on statutory carrying value of $5.36 billion) of AFG’s MBS securities had a NAIC designation of 1.

Municipal bonds represented approximately 20% of AFG’s fixed maturity portfolio at June 30, 2016. AFG’s municipal bond portfolio is high quality, with 98% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At June 30, 2016, approximately 75% of the municipal bond portfolio was held in revenue bonds, with the remaining 25% held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2016, is shown in the following table (dollars in millions). Approximately $432 million of available for sale fixed maturity securities and $75 million of available for sale equity securities had no unrealized gains or losses at June 30, 2016.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$30,052	$4,154
Amortized cost of securities	$28,162	$4,288
Gross unrealized gain (loss)	$1,890	$(134)
Fair value as % of amortized cost	107%	97%
Number of security positions	4,563	572
Number individually exceeding $2 million gain or loss	130	10
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$516	$(4)
Mortgage-backed securities	384	(22)
Manufacturing	197	(16)
Banks, savings and credit institutions	178	(7)
Gas and electric services	97	(7)
Asset-backed securities	56	(46)
Oil and gas extraction	28	(15)
Percentage rated investment grade	91%	73%

Available for Sale Equity Securities
Fair value of securities	$906	$491
Cost of securities	$760	$565
Gross unrealized gain (loss)	$146	$(74)
Fair value as % of cost	119%	87%
Number of security positions	160	66
Number individually exceeding $2 million gain or loss	21	11

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2016, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	1%
After one year through five years	18%	7%
After five years through ten years	38%	18%
After ten years	14%	1%
	73%	27%
Asset-backed securities (average life of approximately 5 years)	11%	50%
Mortgage-backed securities (average life of approximately 4-1/2 years)	16%	23%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at June 30, 2016
Securities with unrealized gains:
Exceeding $500,000 (1,196 securities)	$15,710	$1,363	110%
$500,000 or less (3,367 securities)	14,342	527	104%
	$30,052	$1,890	107%
Securities with unrealized losses:
Exceeding $500,000 (64 securities)	$933	$(81)	92%
$500,000 or less (508 securities)	3,221	(53)	98%
	$4,154	$(134)	97%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at June 30, 2016
Investment grade fixed maturities with losses for:
Less than one year (214 securities)	$2,028	$(45)	98%
One year or longer (154 securities)	1,007	(29)	97%
	$3,035	$(74)	98%
Non-investment grade fixed maturities with losses for:
Less than one year (121 securities)	$751	$(22)	97%
One year or longer (83 securities)	368	(38)	91%
	$1,119	$(60)	95%
Common stocks with losses for:
Less than one year (46 securities)	$373	$(69)	84%
One year or longer (none)	—	—	—%
	$373	$(69)	84%
Perpetual preferred stocks with losses for:
Less than one year (16 securities)	$90	$(3)	97%
One year or longer (4 securities)	28	(2)	93%
	$118	$(5)	96%

When a decline in the value of a specific investment is considered to be other-than-temporary, a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective as well as objective factors as detailed in AFG’s 2015 Form 10-K under Management’s Discussion and Analysis — “Investments.”

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2016. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2015 Form 10-K. AFG has periodically conducted comprehensive external studies of its asbestos and environmental insurance reserves and other liabilities with the aid of specialty actuarial, engineering and consulting firms and outside counsel, generally every two years, with an in-depth internal review during the intervening years. AFG has scheduled its 2016 internal review of these liabilities to be completed in the third quarter of 2016.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
June 30, 2016
Assets:
Cash and investments	$40,856	$—	$(217)	(a)	$40,639
Assets of managed investment entities	—	4,410	—		4,410
Other assets	7,685	—	(1)	(a)	7,684
Total assets	$48,541	$4,410	$(218)		$52,733
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$10,312	$—	$—		$10,312
Annuity, life, accident and health benefits and reserves	29,298	—	—		29,298
Liabilities of managed investment entities	—	4,410	(218)	(a)	4,192
Long-term debt and other liabilities	3,738	—	—		3,738
Total liabilities	43,348	4,410	(218)		47,540
Shareholders’ equity:
Common Stock and Capital surplus	1,315	—	—		1,315
Retained earnings	3,016	—	—		3,016
Accumulated other comprehensive income, net of tax	669	—	—		669
Total shareholders’ equity	5,000	—	—		5,000
Noncontrolling interests	193	—	—		193
Total equity	5,193	—	—		5,193
Total liabilities and equity	$48,541	$4,410	$(218)		$52,733

December 31, 2015
Assets:
Cash and investments	$38,001	$—	$(265)	(a)	$37,736
Assets of managed investment entities	—	4,047	—		4,047
Other assets	8,055	—	(1)	(a)	8,054
Total assets	$46,056	$4,047	$(266)		$49,837
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$10,187	$—	$—		$10,187
Annuity, life, accident and health benefits and reserves	27,327	—	—		27,327
Liabilities of managed investment entities	—	4,027	(246)	(a)	3,781
Long-term debt and other liabilities	3,772	—	—		3,772
Total liabilities	41,286	4,027	(246)		45,067
Shareholders’ equity:
Common Stock and Capital surplus	1,301	20	(20)		1,301
Retained earnings	2,987	—	—		2,987
Accumulated other comprehensive income, net of tax	304	—	—		304
Total shareholders’ equity	4,592	20	(20)		4,592
Noncontrolling interests	178	—	—		178
Total equity	4,770	20	(20)		4,770
Total liabilities and equity	$46,056	$4,047	$(266)		$49,837

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended June 30, 2016
Revenues:
Insurance net earned premiums	$1,033	$—	$—		$1,033
Net investment income	442	—	(19)	(b)	423
Realized gains (losses) on:
Securities	(16)	—	—		(16)
Subsidiaries	2	—	—		2
Income (loss) of managed investment entities:
Investment income	—	48	—		48
Gain (loss) on change in fair value of assets/liabilities	—	1	10	(b)	11
Other income	84	—	(4)	(c)	80
Total revenues	1,545	49	(13)		1,581
Costs and Expenses:
Insurance benefits and expenses	1,309	—	—		1,309
Expenses of managed investment entities	—	48	(12)	(b)(c)	36
Interest charges on borrowed money and other expenses	100	—	—		100
Total costs and expenses	1,409	48	(12)		1,445
Earnings before income taxes	136	1	(1)		136
Provision for income taxes	73	—	—		73
Net earnings, including noncontrolling interests	63	1	(1)		63
Less: Net earnings attributable to noncontrolling interests	9	—	—		9
Net earnings attributable to shareholders	$54	$1	$(1)		$54

Three months ended June 30, 2015
Revenues:
Insurance net earned premiums	$1,012	$—	$—		$1,012
Net investment income	409	—	(5)	(b)	404
Realized losses on securities	(1)	—	—		(1)
Income (loss) of managed investment entities:
Investment income	—	38	—		38
Gain (loss) on change in fair value of assets/liabilities	—	3	(5)	(b)	(2)
Other income	95	—	(3)	(c)	92
Total revenues	1,515	41	(13)		1,543
Costs and Expenses:
Insurance benefits and expenses	1,189	—	—		1,189
Expenses of managed investment entities	—	39	(11)	(b)(c)	28
Interest charges on borrowed money and other expenses	100	—	—		100
Total costs and expenses	1,289	39	(11)		1,317
Earnings before income taxes	226	2	(2)		226
Provision for income taxes	77	—	—		77
Net earnings, including noncontrolling interests	149	2	(2)		149
Less: Net earnings attributable to noncontrolling interests	8	—	—		8
Net earnings attributable to shareholders	$141	$2	$(2)		$141

(a)
Includes $19 million and $5 million in the second quarter of 2016 and 2015, respectively, representing the change in fair value of AFG’s CLO investments plus $4 million and $3 million in the second quarter of 2016 and 2015, respectively, in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $8 million in both the second quarter of 2016 and 2015 in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Six months ended June 30, 2016
Revenues:
Insurance net earned premiums	$2,037	$—	$—		$2,037
Net investment income	846	—	(12)	(b)	834
Realized gains (losses) on:
Securities	(34)	—	—		(34)
Subsidiaries	2	—	—		2
Income (loss) of managed investment entities:
Investment income	—	93	—		93
Gain (loss) on change in fair value of assets/liabilities	—	2	(4)	(b)	(2)
Other income	134	—	(8)	(c)	126
Total revenues	2,985	95	(24)		3,056
Costs and Expenses:
Insurance benefits and expenses	2,496	—	—		2,496
Expenses of managed investment entities	—	94	(23)	(b)(c)	71
Interest charges on borrowed money and other expenses	197	—	—		197
Total costs and expenses	2,693	94	(23)		2,764
Earnings before income taxes	292	1	(1)		292
Provision for income taxes	125	—	—		125
Net earnings, including noncontrolling interests	167	1	(1)		167
Less: Net earnings attributable to noncontrolling interests	12	—	—		12
Net earnings attributable to shareholders	$155	$1	$(1)		$155

Six months ended June 30, 2015
Revenues:
Insurance net earned premiums	$1,983	$—	$—		$1,983
Net investment income	800	—	(8)	(b)	792
Realized gains (losses) on:
Securities	18	—	—		18
Subsidiaries	(162)	—	—		(162)
Income (loss) of managed investment entities:
Investment income	—	72	—		72
Gain (loss) on change in fair value of assets/liabilities	—	3	(8)	(b)	(5)
Other income	149	—	(7)	(c)	142
Total revenues	2,788	75	(23)		2,840
Costs and Expenses:
Insurance benefits and expenses	2,335	—	—		2,335
Expenses of managed investment entities	—	73	(21)	(b)(c)	52
Interest charges on borrowed money and other expenses	197	—	—		197
Total costs and expenses	2,532	73	(21)		2,584
Earnings before income taxes	256	2	(2)		256
Provision for income taxes	82	—	—		82
Net earnings, including noncontrolling interests	174	2	(2)		174
Less: Net earnings attributable to noncontrolling interests	14	—	—		14
Net earnings attributable to shareholders	$160	$2	$(2)		$160

(a)
Includes $12 million and $8 million in the first six months of 2016 and 2015, respectively, representing the change in fair value of AFG’s CLO investments plus $8 million and $7 million in the first six months of 2016 and 2015, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $15 million and $14 million in the first six months of 2016 and 2015, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS

General   AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. For example, core net operating earnings excludes realized gains (losses) on securities because such gains and losses are influenced significantly by financial markets, interest rates and the timing of sales. Similarly, significant gains and losses from the sale of real estate are excluded from core earnings as they are influenced by the timing of sales and realized gains (losses) on subsidiaries are excluded because such gains and losses are largely the result of the changing business strategy and market opportunities. In addition, special charges related to coverage that AFG no longer writes, such as the Neon exited lines and for asbestos and environmental exposures are excluded from core earnings. The following table (in millions, except per share amounts) identifies non-core items and reconciles net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure. AFG believes core net operating earnings is a useful tool for investors and analysts in analyzing ongoing operating trends and for management to evaluate financial performance against historical results because it believes this provides a more comparable measure of its continuing business.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$183	$176	$357	$349
Pretax non-core items:
Realized gains (losses) on securities	(16)	(1)	(34)	18
Realized gain (loss) on subsidiaries	2	—	2	(162)
Gain on sale of apartment property and hotel	32	51	32	51
Neon exited lines charge	(65)	—	(65)	—
Earnings before income taxes	136	226	292	256
Provision (credit) for income taxes:
Core operating earnings	64	59	123	114
Non-core items	9	18	2	(32)
Total provision (credit) for income taxes	73	77	125	82
Net earnings, including noncontrolling interests	63	149	167	174
Less net earnings attributable to noncontrolling interests:
Core operating earnings	6	2	10	8
Non-core items	3	6	2	6
Total net earnings attributable to noncontrolling interests	9	8	12	14
Net earnings attributable to shareholders	$54	$141	$155	$160

Net earnings:
Core net operating earnings	$113	$115	$224	$227
Non-core items	(59)	26	(69)	(67)
Net earnings attributable to shareholders	$54	$141	$155	$160

Diluted per share amounts:
Core net operating earnings	$1.28	$1.28	$2.53	$2.54
Realized gains (losses) on securities	(0.11)	—	(0.22)	0.14
Realized gain (loss) on subsidiaries	0.01	—	0.01	(1.18)
Gain on sale of apartment property and hotel	0.17	0.29	0.17	0.29
Neon exited lines charge	(0.73)	—	(0.73)	—
Net earnings attributable to shareholders	$0.62	$1.57	$1.76	$1.79

Net earnings attributable to shareholders decreased $87 million in the second quarter of 2016 compared to the same period in 2015 due primarily to a charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer, higher

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

net realized losses on securities in the second quarter of 2016 compared to the second quarter of 2015 and lower gains on the sale of real estate in the 2016 period compared to the 2015 period. Core net operating earnings decreased $2 million in the second quarter of 2016 compared to the same period in 2015 reflecting higher underwriting profit and net investment income in the ongoing property and casualty insurance operations, more than offset by lower operating earnings in the annuity segment due primarily to the impact of fair value accounting for fixed-indexed annuities and the run-off of higher yielding investments and lower profitability in the run-off long-term care and life segment.

Net earnings attributable to shareholders decreased $5 million in the first six months of 2016 compared to the same period in 2015 due primarily to a charge related to the exit of certain lines of business within Neon, net realized losses on securities in the 2016 period compared to net realized gains on securities in the 2015 period and lower gains on the sale of real estate in the 2016 period compared to the 2015 period, partially offset by the estimated loss on the sale of the subsidiaries containing substantially all of AFG’s run-off long-term care insurance business that was recorded in the first quarter of 2015. Core net operating earnings decreased $3 million in the first six months of 2016 compared to the same period in 2015 as higher underwriting profit and net investment income in the ongoing property and casualty insurance operations was more than offset by lower operating earnings in the annuity segment due primarily to the impact of fair value accounting for fixed-indexed annuities and the run-off of higher yielding investments, and lower profitability in the run-off long-term care and life segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — QUARTERS ENDED JUNE 30, 2016 AND 2015

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended June 30, 2016 and 2015 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended June 30, 2016
Revenues:
Property and casualty insurance net earned premiums	$1,027	$—	$—	$—	$—	$1,027	$—	$1,027
Life, accident and health net earned premiums	—	—	6	—	—	6	—	6
Net investment income	89	344	5	(19)	4	423	—	423
Realized gains (losses) on:
Securities	—	—	—	—	—	—	(16)	(16)
Subsidiaries	—	—	—	—	—	—	2	2
Income (loss) of MIEs:
Investment income	—	—	—	48	—	48	—	48
Gain (loss) on change in fair value of assets/liabilities	—	—	—	11	—	11	—	11
Other income	8	24	1	(4)	19	48	32	80
Total revenues	1,124	368	12	36	23	1,563	18	1,581

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	630	—	—	—	—	630	57	687
Commissions and other underwriting expenses	335	—	—	—	5	340	8	348
Annuity benefits	—	223	—	—	—	223	—	223
Life, accident and health benefits	—	—	9	—	—	9	—	9
Annuity and supplemental insurance acquisition expenses	—	40	2	—	—	42	—	42
Interest charges on borrowed money	—	—	—	—	19	19	—	19
Expenses of MIEs	—	—	—	36	—	36	—	36
Other expenses	14	29	1	—	37	81	—	81
Total costs and expenses	979	292	12	36	61	1,380	65	1,445
Earnings before income taxes	145	76	—	—	(38)	183	(47)	136
Provision for income taxes	51	26	—	—	(13)	64	9	73
Net earnings, including noncontrolling interests	94	50	—	—	(25)	119	(56)	63
Less: Net earnings attributable to noncontrolling interests	6	—	—	—	—	6	3	9
Core Net Operating Earnings	88	50	—	—	(25)	113
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax and noncontrolling interests	—	—	—	—	(10)	(10)	10	—
Realized gain on subsidiaries, net of tax	—	—	1	—	—	1	(1)	—
Gain on sale of apartment property, net of tax and noncontrolling interests	15	—	—	—	—	15	(15)	—
Neon exited lines charge	(65)	—	—	—	—	(65)	65	—
Net Earnings Attributable to Shareholders	$38	$50	$1	$—	$(35)	$54	$—	$54

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended June 30, 2015
Revenues:
Property and casualty insurance net earned premiums	$985	$—	$—	$—	$—	$985	$—	$985
Life, accident and health net earned premiums	—	—	27	—	—	27	—	27
Net investment income	83	306	21	(5)	(1)	404	—	404
Realized losses on securities	—	—	—	—	—	—	(1)	(1)
Income (loss) of MIEs:
Investment income	—	—	—	38	—	38	—	38
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(2)	—	(2)	—	(2)
Other income	2	24	1	(3)	17	41	51	92
Total revenues	1,070	330	49	28	16	1,493	50	1,543

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	601	—	—	—	—	601	—	601
Commissions and other underwriting expenses	334	—	—	—	4	338	—	338
Annuity benefits	—	151	—	—	—	151	—	151
Life, accident and health benefits	—	—	33	—	—	33	—	33
Annuity and supplemental insurance acquisition expenses	—	62	4	—	—	66	—	66
Interest charges on borrowed money	—	—	—	—	20	20	—	20
Expenses of MIEs	—	—	—	28	—	28	—	28
Other expenses	12	29	8	—	31	80	—	80
Total costs and expenses	947	242	45	28	55	1,317	—	1,317
Earnings before income taxes	123	88	4	—	(39)	176	50	226
Provision for income taxes	39	31	2	—	(13)	59	18	77
Net earnings, including noncontrolling interests	84	57	2	—	(26)	117	32	149
Less: Net earnings attributable to noncontrolling interests	2	—	—	—	—	2	6	8
Core Net Operating Earnings	82	57	2	—	(26)	115
Non-core earnings attributable to shareholders (a):
Gain on sale of Le Pavillon Hotel, net of tax and noncontrolling interests	26	—	—	—	—	26	(26)	—
Net Earnings Attributable to Shareholders	$108	$57	$2	$—	$(26)	$141	$—	$141

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $112 million in GAAP pretax earnings in the second quarter of 2016 compared to $174 million in the second quarter of 2015, a decrease of $62 million (36%). Property and casualty core pretax earnings were $145 million in the second quarter of 2016 compared to $123 million in the second quarter of 2015, an increase of $22 million (18%). The decrease in GAAP pretax earnings reflects a pretax non-core charge of $65 million in the second quarter of 2016 related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer and a $32 million pretax non-core gain on the sale of an apartment property in the second quarter of 2016 compared to a $51 million pretax non-core gain on the sale of Le Pavillon Hotel in the second quarter of 2015. Both properties were owned and managed

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

by an 80%-owned subsidiary of GAI. GAAP and core pretax earnings include improved underwriting results in the Property and transportation group and higher net investment income, partially offset by lower underwriting profit in the Specialty casualty group.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended June 30, 2016 and 2015 (dollars in millions):

	Three months ended June 30,
	2016	2015	% Change
Gross written premiums	$1,398	$1,318	6%
Reinsurance premiums ceded	(342)	(292)	17%
Net written premiums	1,056	1,026	3%
Change in unearned premiums	(29)	(41)	(29%)
Net earned premiums	1,027	985	4%
Loss and loss adjustment expenses (a)	630	601	5%
Commissions and other underwriting expenses (b)	335	334	—%
Core underwriting gain	62	50	24%

Net investment income	89	83	7%
Other income and expenses, net (c)	(6)	(10)	(40%)
Core earnings before income taxes	145	123	18%
Pretax non-core Neon exited lines charge	(65)	—	—%
Pretax non-core gain on sale of apartment property and hotel	32	51	(37%)
GAAP earnings before income taxes	$112	$174	(36%)

(a) Excludes a non-core charge of $57 million related to the exit of certain lines of business within Neon in the second quarter of 2016.
(b) Excludes a non-core charge of $8 million related to the exit of certain lines of business within Neon in the second quarter of 2016.
(c) Excludes pretax non-core gains of $32 million on the sale of an apartment property in the second quarter of 2016 and $51 million on the sale of Le Pavillon Hotel in the second quarter of 2015.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	61.2%	61.0%	0.2%
Underwriting expense ratio	32.7%	33.9%	(1.2%)
Combined ratio	93.9%	94.9%	(1.0%)

Aggregate — including exited lines
Loss and LAE ratio	66.8%	61.0%	5.8%
Underwriting expense ratio	33.5%	33.9%	(0.4%)
Combined ratio	100.3%	94.9%	5.4%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.40 billion for the second quarter of 2016 compared to $1.32 billion for the second quarter of 2015, an increase of $80 million (6%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2016		2015
	GWP	%	GWP	%	% Change
Property and transportation	$538	38%	$500	38%	8%
Specialty casualty	688	49%	661	50%	4%
Specialty financial	172	13%	157	12%	10%
	$1,398	100%	$1,318	100%	6%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 24% of gross written premiums for the second quarter of 2016 compared to 22% for the second quarter of 2015, an increase of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended June 30,
	2016		2015		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(156)	29%	$(138)	28%	1%
Specialty casualty	(185)	27%	(158)	24%	3%
Specialty financial	(28)	16%	(21)	13%	3%
Other specialty	27		25
	$(342)	24%	$(292)	22%	2%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.06 billion for the second quarter of 2016 compared to $1.03 billion for the second quarter of 2015, an increase of $30 million (3%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2016		2015
	NWP	%	NWP	%	% Change
Property and transportation	$382	36%	$362	35%	6%
Specialty casualty	503	48%	503	49%	—%
Specialty financial	144	14%	136	13%	6%
Other specialty	27	2%	25	3%	8%
	$1,056	100%	$1,026	100%	3%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.03 billion for the second quarter of 2016 compared to $985 million for the second quarter of 2015, an increase of $42 million (4%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended June 30,
	2016		2015
	NEP	%	NEP	%	% Change
Property and transportation	$365	36%	$327	33%	12%
Specialty casualty	497	48%	503	51%	(1%)
Specialty financial	139	14%	129	13%	8%
Other specialty	26	2%	26	3%	—%
	$1,027	100%	$985	100%	4%

The $80 million (6%) increase in gross written premiums for the second quarter of 2016 compared to the second quarter of 2015 reflects growth in each of the Specialty property and casualty sub-segments. Overall average renewal rates were flat in the second quarter of 2016.

Property and transportation Gross written premiums increased $38 million (8%) in the second quarter of 2016 compared to the second quarter of 2015. This increase was due primarily to new gross written premiums from the Singapore branch, which opened for business in June 2015 and higher premiums in the agricultural businesses, primarily the result of timing differences in the recording of crop premiums. Excluding crop, gross written premiums increased 3% over the comparable prior year period. Average renewal rates increased approximately 3% for this group in the second quarter of 2016, including a 4% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point for the second quarter of 2016 compared to the second quarter of 2015, reflecting the impact of a change in the mix of business.

Specialty casualty Gross written premiums increased $27 million (4%) in the second quarter of 2016 compared to the second quarter of 2015. Higher premiums in the workers’ compensation and targeted markets businesses were partially offset by lower premiums in the excess and surplus and general liability businesses. Average renewal rates decreased approximately 2% for this group in the second quarter of 2016, including a decrease of approximately 4% in the workers’ compensation businesses. Excluding the workers’ compensation business, average renewal rates for this group were flat during the quarter. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points for the second quarter of 2016 compared to the second quarter of 2015, reflecting the cession of Neon’s UK medical malpractice business as part of the strategic review of Neon (formerly known as Marketform) completed in the second quarter of 2016.

Specialty financial Gross written premiums increased $15 million (10%) in the second quarter of 2016 compared to the second quarter of 2015 due primarily to growth in the financial institutions business. Average renewal rates for this group were flat in the second quarter of 2016. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points for the second quarter of 2016 compared to the second quarter of 2015, reflecting higher cessions in the financial institutions business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty segment:

	Three months ended June 30,			Three months ended June 30,
	2016	2015	Change	2016	2015
Property and transportation
Loss and LAE ratio	67.0%	73.2%	(6.2%)
Underwriting expense ratio	28.9%	30.8%	(1.9%)
Combined ratio	95.9%	104.0%	(8.1%)
Underwriting profit (loss)				$15	$(13)

Specialty casualty
Loss and LAE ratio	66.1%	61.9%	4.2%
Underwriting expense ratio	29.2%	30.8%	(1.6%)
Combined ratio	95.3%	92.7%	2.6%
Underwriting profit				$23	$37

Specialty financial
Loss and LAE ratio	30.1%	27.7%	2.4%
Underwriting expense ratio	54.3%	53.3%	1.0%
Combined ratio	84.4%	81.0%	3.4%
Underwriting profit				$22	$24

Total Specialty
Loss and LAE ratio	61.2%	61.0%	0.2%
Underwriting expense ratio	32.7%	33.9%	(1.2%)
Combined ratio	93.9%	94.9%	(1.0%)
Underwriting profit				$63	$51

Aggregate — including exited lines
Loss and LAE ratio	66.8%	61.0%	5.8%
Underwriting expense ratio	33.5%	33.9%	(0.4%)
Combined ratio	100.3%	94.9%	5.4%
Underwriting profit (loss)				$(3)	$50

The Specialty property and casualty insurance operations generated an underwriting profit of $63 million in the second quarter of 2016 compared to $51 million in the second quarter of 2015, an increase of $12 million (24%). The higher underwriting profit in the second quarter of 2016 reflects primarily improved underwriting results in the Property and transportation sub-segment, partially offset by lower underwriting profits in the Specialty casualty sub-segment.

Property and transportation Underwriting profit for this group was $15 million for the second quarter of 2016 compared to an underwriting loss of $13 million in the second quarter of 2015, an improvement of $28 million (215%). Higher underwriting profits in the property and inland marine and transportation businesses, due primarily to favorable prior year reserve development, contributed to these improved results.

Specialty casualty Underwriting profit for this group was $23 million for the second quarter of 2016 compared to $37 million in the second quarter of 2015, a decrease of $14 million (38%). Higher underwriting profitability in the workers’ compensation and executive liability businesses, due primarily to higher favorable prior year reserve development, was more than offset by higher adverse prior year reserve development in the excess and surplus businesses and current accident year trade credit losses in Neon’s political risk and trade credit business.

Specialty financial Underwriting profit for this group was $22 million for the second quarter of 2016 compared to $24 million in the second quarter of 2015, a decrease of $2 million (8%). Higher underwriting profit in the fidelity and crime business, primarily the result of higher favorable prior year reserve development, was more than offset by lower underwriting profitability in the trade credit business, resulting primarily from lower favorable prior year reserve development.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other specialty Underwriting profit for this group was $3 million for both the second quarter of 2016 and the second quarter of 2015.

Aggregate As discussed below in more detail under “Net prior year reserve development,” AFG recorded a non-core charge of $65 million in the second quarter of 2016 related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer (formerly known as Marketform).

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 66.8% for the second quarter of 2016 compared to 61.0% for the second quarter of 2015, an increase of 5.8 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended June 30,
	Amount		Ratio		Change in
	2016	2015	2016	2015	Ratio
Property and transportation
Current year, excluding catastrophe losses	$245	$227	66.9%	69.4%	(2.5%)
Prior accident years development	(12)	6	(3.2%)	1.7%	(4.9%)
Current year catastrophe losses	12	7	3.3%	2.1%	1.2%
Property and transportation losses and LAE and ratio	$245	$240	67.0%	73.2%	(6.2%)

Specialty casualty
Current year, excluding catastrophe losses	$336	$317	67.4%	63.2%	4.2%
Prior accident years development	(10)	(7)	(2.0%)	(1.4%)	(0.6%)
Current year catastrophe losses	3	1	0.7%	0.1%	0.6%
Specialty casualty losses and LAE and ratio	$329	$311	66.1%	61.9%	4.2%

Specialty financial
Current year, excluding catastrophe losses	$46	$42	32.7%	31.9%	0.8%
Prior accident years development	(7)	(8)	(4.6%)	(6.2%)	1.6%
Current year catastrophe losses	3	2	2.0%	2.0%	—%
Specialty financial losses and LAE and ratio	$42	$36	30.1%	27.7%	2.4%

Total Specialty
Current year, excluding catastrophe losses	$638	$601	62.1%	61.1%	1.0%
Prior accident years development	(30)	(11)	(2.9%)	(1.1%)	(1.8%)
Current year catastrophe losses	21	10	2.0%	1.0%	1.0%
Total Specialty losses and LAE and ratio	$629	$600	61.2%	61.0%	0.2%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$638	$601	62.1%	61.1%	1.0%
Prior accident years development	28	(10)	2.7%	(1.1%)	3.8%
Current year catastrophe losses	21	10	2.0%	1.0%	1.0%
Aggregate losses and LAE and ratio	$687	$601	66.8%	61.0%	5.8%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.1% for the second quarter of 2016 compared to 61.1% for the second quarter of 2015, an increase of 1.0%.

Property and transportation   The 2.5 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratios of the transportation, property and inland marine and agricultural businesses in the second quarter of 2016 compared to the second quarter of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty   The 4.2 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in current accident year trade credit losses in Neon’s political risk and trade credit business.

Specialty financial The 0.8 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the financial institutions business, partially offset by a decrease in the loss and LAE ratio of the surety business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $30 million in the second quarter of 2016 compared to $11 million in the second quarter of 2015, an increase of $19 million.

Property and transportation Net favorable reserve development of $12 million in the second quarter of 2016 reflects lower than expected claim severity in the property and inland marine business, lower than expected losses in the crop operations and lower than expected claim severity in the trucking business. Net adverse reserve development of $6 million in the second quarter of 2015 reflects higher than expected claim severity in the trucking business and higher than anticipated claim frequency in the ocean marine and property and inland marine businesses, partially offset by lower than expected claim severity in the agricultural operations.

Specialty casualty Net favorable reserve development of $10 million in the second quarter of 2016 reflects lower than anticipated claim severity and frequency in the workers’ compensation business and lower than anticipated claim severity in directors and officers liability insurance, partially offset by higher than anticipated severity in New York contractor claims and higher than anticipated claim severity in general liability insurance. Net favorable reserve development of $7 million in the second quarter of 2015 includes lower than anticipated claim severity in workers’ compensation business, lower than anticipated claim severity and frequency in excess liability insurance and lower than anticipated claim severity in directors and officers liability insurance, partially offset by higher than anticipated claim severity and frequency in contractor claims and adverse reserve development at Neon.

Specialty financial Net favorable reserve development of $7 million in the second quarter of 2016 reflects lower than anticipated claim severity in the fidelity and crime business and lower than expected claim frequency and severity in the surety business. Net favorable reserve development of $8 million in the second quarter of 2015 reflects lower than anticipated claim frequency and severity in the trade credit business, lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $1 million in the second quarter of 2016 and $2 million in the second quarter of 2015 reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Neon exited lines charge During the second quarter of 2016, AFG’s specialist Lloyd’s market insurer completed a strategic review of its business under a new leadership team and re-launched as Neon Underwriting Ltd. (“Neon”). As part of its strategic review, Neon sold and/or exited certain historical lines of business including its UK and international medical malpractice and general liability classes. As a result of Neon’s claims review of its exited lines of business, AFG recorded a charge of approximately $65 million including $57 million to increase loss reserves primarily related to its medical malpractice and general liability lines. Consistent with the treatment of other items that are not indicative of AFG’s ongoing operations (both favorable and unfavorable), this charge is being treated as non-core because it resulted from a special strategic review of lines of business that Neon no longer writes.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty segment includes the Neon exited lines charge mentioned above and adverse reserve development of $1 million in both the second quarter of 2016 and 2015 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2015, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

is expected to be less than 3.5% of AFG’s shareholders’ equity. Catastrophe losses of $21 million in the second quarter of 2016 resulted primarily from April storms in Texas. Catastrophe losses of $10 million in the second quarter of 2015 resulted primarily from multiple storms in the midwestern and central United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $343 million in the second quarter of 2016 compared to $334 million for the second quarter of 2015, an increase of $9 million (3%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 33.5% for the second quarter of 2016 compared to 33.9% for the second quarter of 2015, a decrease of 0.4 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended June 30,
	2016		2015		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$105	28.9%	$100	30.8%	(1.9%)
Specialty casualty	145	29.2%	155	30.8%	(1.6%)
Specialty financial	75	54.3%	69	53.3%	1.0%
Other specialty	10	36.7%	10	35.6%	1.1%
Total Specialty	335	32.7%	334	33.9%	(1.2%)
Neon exited lines charge	8		—
Total Aggregate	$343	33.5%	$334	33.9%	(0.4%)

AFG’s overall expense ratio decreased 0.4% in the second quarter of 2016 as compared to the second quarter of 2015.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.9 percentage points in the second quarter of 2016 compared to the second quarter of 2015 reflecting the impact of higher premiums on the ratio and a change in the mix of business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.6 percentage points in the second quarter of 2016 compared to the second quarter of 2015 reflecting the impact of a charge in the second quarter of 2015 to write off certain previously capitalized project costs.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.0 percentage points in the second quarter of 2016 compared to the second quarter of 2015 reflecting a change in the mix of business.

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty segment includes $8 million related to restructuring charges at Neon recorded as part of the $65 million Neon exited lines charge in the second quarter of 2016 discussed above under “Net prior year reserve development.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $89 million in the second quarter of 2016 compared to $83 million in the second quarter of 2015, an increase of $6 million (7%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Three months ended June 30,
	2016	2015	Change	% Change
Net investment income	$89	$83	$6	7%

Average invested assets (at amortized cost)	$9,465	$8,956	$509	6%

Yield (net investment income as a % of average invested assets)	3.76%	3.71%	0.05%

Tax equivalent yield (*)	4.26%	4.26%	—%
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty segment for the second quarter of 2016 as compared to the second quarter of 2015 is due primarily to growth in the property and casualty segment. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.76% for the second quarter of 2016 compared to 3.71% for the second quarter of 2015, an increase of 0.05 percentage points, reflecting higher income from certain investments that are required to be carried at fair value through earnings, partially offset by lower yields available in the financial markets.

Property and Casualty Other Income and Expenses, Net
GAAP other income and expenses, net for AFG’s property and casualty operations was net income of $26 million for the second quarter of 2016 compared to $41 million for the second quarter of 2015. Core other income and expenses, net for AFG’s property and casualty operations was a net expense of $6 million for the second quarter of 2016 compared to $10 million in the second quarter of 2015, a decrease of $4 million (40%). The table below details the items included in GAAP and core other income and expenses, net for AFG’s property and casualty operations (in millions):

	Three months ended June 30,
	2016	2015
Other income
Income from the sale of real estate (*)	$—	$—
Other	8	2
Total other income	8	2
Other expenses
Amortization of intangibles	2	2
Other	12	10
Total other expenses	14	12
Core other income and expenses, net	(6)	(10)
Pretax non-core gain on sale of apartment property and hotel	32	51
GAAP other income and expenses, net	$26	$41

(*)	Excludes pretax non-core gains of $32 million on the sale of an apartment property in the second quarter of 2016 and$51 million on the sale of Le Pavillon Hotel in the second quarter of 2015.

Other income for AFG’s property and casualty operations includes a $4 million death benefit on a life insurance policy received in the second quarter of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $76 million in pretax earnings in the second quarter of 2016 compared to $88 million in the second quarter of 2015, a decrease of $12 million (14%). AFG’s annuity segment results for the second quarter of 2016 as compared to the second quarter of 2015 benefited from higher investment income from certain investments that are required to be carried at fair value through earnings, as well as a 13% increase in average annuity investments (at amortized cost). The benefit of this higher investment income and growth in the business was more than offset by the significant negative impact of lower than anticipated interest rates on the fair value accounting for fixed-indexed annuities (“FIAs”) in the second quarter of 2016 compared to a positive impact of higher than anticipated interest rates on the fair value accounting for FIAs in the second quarter of 2015 period and the impact of lower investment yields due to the run-off of higher yielding investments.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended June 30, 2016 and 2015 (dollars in millions):

	Three months ended June 30,
	2016	2015	% Change
Revenues:
Net investment income	$344	$306	12%
Other income:
Guaranteed withdrawal benefit fees	13	10	30%
Policy charges and other miscellaneous income	11	14	(21%)
Total revenues	368	330	12%

Costs and Expenses:
Annuity benefits (*)	223	151	48%
Acquisition expenses	40	62	(35%)
Other expenses	29	29	—%
Total costs and expenses	292	242	21%
Earnings before income taxes	$76	$88	(14%)

Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended June 30,
	2016	2015	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$102	$77	32%
Impact of derivatives related to FIAs	(26)	11	(336%)
Earnings before income taxes	$76	$88	(14%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(*)	Annuity benefits consisted of the following (dollars in millions):

	Three months ended June 30,
	2016	2015	% Change
Interest credited — fixed	$142	$131	8%
Interest credited — fixed component of variable annuities	2	2	—%
Other annuity benefits:
Change in expected death and annuitization reserve	4	5	(20%)
Amortization of sales inducements	6	7	(14%)
Change in guaranteed withdrawal benefit reserve	15	16	(6%)
Change in other benefit reserves	8	12	(33%)
Total other annuity benefits	33	40	(18%)
Total before impact of derivatives related to FIAs	177	173	2%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	62	(19)	(426%)
Equity option mark-to-market	(16)	(3)	433%
Impact of derivatives related to FIAs	46	(22)	(309%)
Total annuity benefits	$223	$151	48%

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended June 30,
	2016	2015	% Change
Average fixed annuity investments (at amortized cost)	$27,964	$24,711	13%
Average fixed annuity benefits accumulated	27,861	24,474	14%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.88%	4.91%
Interest credited — fixed	(2.04%)	(2.14%)
Net interest spread	2.84%	2.77%

Policy charges and other miscellaneous income	0.13%	0.17%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.30%)	(0.49%)
Acquisition expenses	(0.55%)	(0.98%)
Other expenses	(0.38%)	(0.43%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.66%)	0.35%
Net spread earned on fixed annuities	1.08%	1.39%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended June 30,
	2016	2015
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.45%	1.21%
Impact of derivatives related to fixed-indexed annuities (*)	(0.37%)	0.18%
Net spread earned on fixed annuities	1.08%	1.39%

(*)
Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the second quarter of 2016 was $344 million compared to $306 million for the second quarter of 2015, an increase of $38 million (12%). This increase reflects primarily the growth in AFG’s annuity business and higher income from certain investments that are required to be carried at fair value through earnings, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.03 percentage points to 4.88% from 4.91% in the second quarter of 2016 compared to the second quarter of 2015. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets, partially offset by the higher income from certain investments that are required to be carried at fair value through earnings.

Annuity Interest Credited — Fixed
Interest credited — fixed for the second quarter of 2016 was $142 million compared to $131 million for the second quarter of 2015, an increase of $11 million (8%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.10 percentage points to 2.04% from 2.14% in the second quarter of 2016 compared to the second quarter of 2015.

Annuity Net Interest Spread
AFG’s net interest spread increased 0.07 percentage points to 2.84% from 2.77% in the second quarter of 2016 compared to the same period in 2015 due primarily to the impact of lower crediting rates and higher income from certain investments that are required to be carried at fair value through earnings, partially offset by lower investment yields. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result of these two items, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate, were $11 million for the second quarter of 2016 compared to $14 million for the second quarter of 2015, a decrease of $3 million (21%). Other miscellaneous income includes $1 million in income from the sale of real estate in the second quarter of 2015. As a percentage of average fixed annuity benefits accumulated, annuity policy charges and other miscellaneous income decreased 0.04 percentage points to 0.13% from 0.17% in the second quarter of 2016 compared to the second quarter of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the second quarter of 2016 were $20 million compared to $30 million for the second quarter of 2015, a decrease of $10 million (33%). As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.19 percentage points to 0.30% from 0.49% in the second quarter of 2016 compared to the second quarter of 2015. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended June 30,
	2016	2015
Change in expected death and annuitization reserve	$4	$5
Amortization of sales inducements	6	7
Change in guaranteed withdrawal benefit reserve	15	16
Change in other benefit reserves	8	12
Other annuity benefits	33	40
Offset guaranteed withdrawal benefit fees	(13)	(10)
Other annuity benefits, net	$20	$30

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies”, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. The $10 million decrease in other annuity benefits, net of guaranteed withdrawal benefit fees for the second quarter of 2016 compared to the second quarter of 2015 reflects the impact of lower interest rates on the accrual of guaranteed withdrawal benefit reserves on a growing block of business with those policy features.

The guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits increases when the benefit of stock market participation decreases.

Annuity Acquisition Expenses
AFG’s amortization of deferred policy acquisition costs (“DPAC”) and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.55% for the second quarter of 2016 compared to 0.98% for the second quarter 2015 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of significantly lower than anticipated interest rates during the second quarter of 2016 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of DPAC. Conversely, the positive impact of higher than anticipated interest rates during the second quarter of 2015 on the fair value of derivatives related to fixed-indexed annuities resulted in a partially offsetting acceleration in the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended June 30,
	2016	2015
Before the impact of changes in the fair value of derivatives related to fixed-indexed annuities on the amortization of DPAC	0.83%	0.82%
Impact of changes in fair value of derivatives related to fixed-indexed annuities on amortization of DPAC (*)	(0.28%)	0.16%
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.55%	0.98%

(*)
An estimate of the acceleration/deceleration in the amortization of deferred sales inducement and deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

Annuity Other Expenses
Annuity other expenses were $29 million for both the second quarter of 2016 and the second quarter of 2015. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The impact of higher annuity other expenses from growth in the business and an increase in the number of sales personnel focused on new initiatives and increased market share within existing financial institutions in the second quarter of 2016 was offset by the impact of higher expenses related to professional services and employee compensation plans in the second quarter of 2015. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.05 percentage points to 0.38% from 0.43% for the second quarter of 2016 as compared to the second quarter of 2015.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $46 million in the second quarter of 2016 compared to decreasing annuity benefits by $22 million in the second quarter of 2015 as a result of significantly lower than expected interest rates in the 2016 period compared to higher than expected interest rates in the 2015 period. As a percentage of average fixed annuity benefits accumulated, this net expense increased 1.01 percentage points to 0.66% in the second quarter of 2016 from (0.35%) in the second quarter of 2015.

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

	Three months ended June 30,
	2016	2015	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$102	$77	32%
Change in fair value of derivatives related to fixed-indexed annuities	(46)	22	(309%)
Related impact on amortization of DPAC (*)	20	(11)	(282%)
Earnings before income taxes	$76	$88	(14%)

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC decreased the annuity segment’s earnings before income taxes by $26 million in the second quarter of 2016 and increased the annuity segment’s earnings before income taxes by $11 million in the second quarter of 2015.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.31 percentage points to 1.08% from 1.39% in the second quarter of 2016 compared to the same period in 2015 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above, partially offset by the 0.07 percentage points increase in AFG’s net interest spread.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended June 30, 2016 and 2015 (in millions):

	Three months ended June 30,
	2016	2015
Beginning fixed annuity reserves	$27,499	$24,042
Fixed annuity premiums (receipts)	1,087	888
Federal Home Loan Bank advances	—	300
Surrenders, benefits and other withdrawals	(596)	(471)
Interest and other annuity benefit expenses:
Interest credited	142	131
Embedded derivative mark-to-market	62	(19)
Change in other benefit reserves	28	35
Ending fixed annuity reserves	$28,222	$24,906

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$28,222	$24,906
Impact of unrealized investment gains	188	107
Fixed component of variable annuities	186	190
Annuity benefits accumulated per balance sheet	$28,596	$25,203

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.10 billion in the second quarter of 2016 compared to $899 million in the second quarter of 2015, an increase of $199 million (22%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended June 30,
	2016	2015	% Change
Financial institutions single premium annuities — indexed	$507	$369	37%
Financial institutions single premium annuities — fixed	100	48	108%
Retail single premium annuities — indexed	413	404	2%
Retail single premium annuities — fixed	22	18	22%
Education market — fixed and indexed annuities	45	49	(8%)
Total fixed annuity premiums	1,087	888	22%
Variable annuities	11	11	—%
Total annuity premiums	$1,098	$899	22%

Management believes the 22% increase in annuity premiums in the second quarter of 2016 as compared to the second quarter of 2015 is consistent with overall growth in the annuity industry, as sales of traditional fixed and fixed-indexed annuities have increased while sales of variable annuities have decreased. In addition, the increase reflects new products, additional staffing, and increased market share within existing financial institutions. Furthermore, AFG has reduced the crediting rates on its new annuity sales several times in 2016 due to the decline in interest rates; these reductions, once announced, often lead to a short-term spike in sales in advance of the effective date of the rate decreases.

On April 6, 2016, the Department of Labor (“DOL”) issued the final version of its fiduciary rule that will impose additional requirements on the sale of certain annuities for inclusion in retirement accounts, including individual retirement accounts. It is expected that all carriers will experience some impact when the rule takes effect in 2017, including temporary sales disruption during a transition period. Based on management’s analysis of the rule and discussions with distribution partners, AFG is planning for certain changes to its business model, including new products and compensation arrangements. Management believes these changes should allow most of the current distribution partners to continue to sell AFG’s traditional fixed and FIA

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

annuities. Based on its analysis, management does not believe the implementation of the final DOL rule will have a material impact on AFG’s results of operations.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended June 30, 2016 and 2015 (in millions):

	Three months ended June 30,
	2016	2015
Earnings on fixed annuity benefits accumulated	$75	$85
Earnings on investments in excess of fixed annuity benefits accumulated (*)	1	3
Variable annuity earnings	—	—
Earnings before income taxes	$76	$88

(*)
Net investment income (as a % of investments) of 4.88% and 4.91% for the three months ended June 30, 2016 and 2015, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s GAAP and core earnings before income taxes from its run-off long-term care and life operations for the three months ended June 30, 2016 and 2015 (dollars in millions):

	Three months ended June 30,
	2016	2015	% Change
Revenues:
Net earned premiums:
Long-term care	$1	$20	(95%)
Life operations	5	7	(29%)
Net investment income	5	21	(76%)
Other income	1	1	—%
Total revenues	12	49	(76%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	2	25	(92%)
Life operations	7	8	(13%)
Acquisition expenses	2	4	(50%)
Other expenses	1	8	(88%)
Total costs and expenses	12	45	(73%)
Core earnings before income taxes	—	4	(100%)
Pretax non-core realized gain on subsidiaries	2	—	—%
GAAP earnings before income taxes	$2	$4	(50%)

The decrease in long-term care net earned premiums and benefit expense in the second quarter of 2016 compared to the second quarter of 2015 is due to the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business in December of 2015.

Substantially all of the core earnings before income taxes in AFG’s run-off long-term care and life segment in the second quarter of 2015 represent earnings from AFG’s long-term care business and reflect the impact of rate increases and lower persistency, as well as strong net investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $38 million for the second quarter of 2016 compared to $39 million for the second quarter of 2015.

The following table details AFG’s loss before income taxes from operations outside of its insurance operations for the three months ended June 30, 2016 and 2015 (dollars in millions):

	Three months ended June 30,
	2016	2015	% Change
Revenues:
Net investment income	$4	$(1)	(500%)
Other income — P&C fees	16	13	23%
Other income	3	4	(25%)
Total revenues	23	16	44%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	5	4	25%
Interest charges on borrowed money	19	20	(5%)
Other expense — expenses associated with P&C fees	11	9	22%
Other expenses	26	22	18%
Total costs and expenses	61	55	11%
Loss before income taxes, excluding realized gains and losses	$(38)	$(39)	(3%)

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $4 million in the second quarter of 2016 compared to a net loss of $1 million in the second quarter of 2015. The parent company holds a small portfolio of securities that are classified as “trading” and carried at fair value through net investment income. These trading securities increased in value by approximately $2 million in the second quarter of 2016 compared to a decline in value by approximately $1 million in the second quarter of 2015.

Holding Company and Other — P&C Fees and Related Expenses
Summit, the workers’ compensation insurance business that AFG acquired in April 2014, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the second quarter of 2016, AFG collected $16 million in fees for these services compared to $13 million in the second quarter of 2015. Management views this fee income, net of the $11 million in the second quarter of 2016 and $9 million in the second quarter of 2015, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million and $3 million in the second quarter of 2016 and 2015, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $19 million in the second quarter of 2016 compared to $20 million in the second quarter of 2015, a decrease of $1 million (5%). The following table details the principal amount of AFG’s long-term debt balances as of June 30, 2016 compared to June 30, 2015 (dollars in millions):

	June 30, 2016	June 30, 2015
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	—	132
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	—
Other	3	3
Total principal amount of Holding Company Debt	$1,008	$990

Weighted Average Interest Rate	7.4%	7.6%

AFG redeemed its $132 million in outstanding 7% Senior Notes due September 2050 at par value on September 30, 2015. AFG issued $150 million of 6% Subordinated Debentures in November 2015. The impact of higher average indebtedness during the second quarter of 2016 as compared to the second quarter of 2015 was more than offset by a lower weighted average interest rate and the favorable impact of the interest rate swap on the 9-7/8% Senior Notes due June 2019 that was entered into in June 2015.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $26 million in the second quarter of 2016 compared to $22 million in the second quarter of 2015, an increase of $4 million (18%).

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were losses of $16 million in the second quarter of 2016 compared to losses of $1 million in the second quarter of 2015, an increase of $15 million (1,500%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended June 30,
	2016	2015
Realized gains (losses) before impairments:
Disposals	$22	$31
Change in the fair value of derivatives	4	(1)
Adjustments to annuity deferred policy acquisition costs and related items	(3)	(1)
	23	29
Impairment charges:
Securities	(45)	(33)
Adjustments to annuity deferred policy acquisition costs and related items	6	3
	(39)	(30)
Realized gains (losses) on securities	$(16)	$(1)

AFG’s impairment charges on securities for the second quarter of 2016 consist of $26 million on equity securities and $19 million on fixed maturities compared to $23 million on equity securities and $10 million on fixed maturities in the second quarter of 2015. Approximately $24 million in impairment charges in the second quarter of 2016 are related to financial institutions and $3 million are on energy related investments. Approximately $8 million of the charges recorded in the second quarter of 2015 are attributable to energy related investments and $5 million are for real estate related investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gain on Subsidiaries   In the second quarter of 2016, AFG received additional proceeds based on the final closing balance sheet and adjusted certain accrued expense estimates, resulting in a $2 million favorable adjustment to the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business that was recorded in 2015.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $73 million for the second quarter of 2016 compared to $77 million for the second quarter of 2015, a decrease of $4 million (5%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings attributable to noncontrolling interests was $9 million for the second quarter of 2016 compared to $8 million for the second quarter of 2015. The following table details net earnings in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended June 30,
	2016	2015	% Change
National Interstate	$5	$3	67%
Other	4	5	(20%)
Earnings attributable to noncontrolling interests	$9	$8	13%

Other noncontrolling interests includes $4 million related to the gain on the sale of an apartment property in the second quarter of 2016 and $6 million related to the gain on the sale of Le Pavillon Hotel in the second quarter of 2015. Both properties were owned by an 80%-owned subsidiary of Great American Insurance Company.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the six months ended June 30, 2016 and 2015 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2016
Revenues:
Property and casualty insurance net earned premiums	$2,025	$—	$—	$—	$—	$2,025	$—	$2,025
Life, accident and health net earned premiums		—	12	—	—	12	—	12
Net investment income	172	659	10	(12)	5	834	—	834
Realized gains (losses) on:
Securities	—	—	—	—	—	—	(34)	(34)
Subsidiaries	—	—	—	—	—	—	2	2
Income (loss) of MIEs:
Investment income	—	—	—	93	—	93	—	93
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(2)	—	(2)	—	(2)
Other income	11	50	2	(8)	39	94	32	126
Total revenues	2,208	709	24	71	44	3,056	—	3,056

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,211	—	—	—	—	1,211	57	1,268
Commissions and other underwriting expenses	665	—	—	—	9	674	8	682
Annuity benefits	—	451	—	—	—	451	—	451
Life, accident and health benefits	—	—	18	—	—	18	—	18
Annuity and supplemental insurance acquisition expenses	—	74	3	—	—	77	—	77
Interest charges on borrowed money	—	—	—	—	37	37	—	37
Expenses of MIEs	—	—	—	71	—	71	—	71
Other expenses	25	55	4	—	76	160	—	160
Total costs and expenses	1,901	580	25	71	122	2,699	65	2,764
Earnings before income taxes	307	129	(1)	—	(78)	357	(65)	292
Provision for income taxes	105	45	—	—	(27)	123	2	125
Net earnings, including noncontrolling interests	202	84	(1)	—	(51)	234	(67)	167
Less: Net earnings attributable to noncontrolling interests	10	—	—	—	—	10	2	12
Core Net Operating Earnings	192	84	(1)	—	(51)	224
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax and noncontrolling interests	—	—	—	—	(20)	(20)	20	—
Realized gain on subsidiaries, net of tax	—	—	1	—	—	1	(1)	—
Gain on sale of apartment property, net of tax and noncontrolling interests	15	—	—	—	—	15	(15)	—
Neon exited lines charge	(65)	—	—	—	—	(65)	65	—
Net Earnings Attributable to Shareholders	$142	$84	$—	$—	$(71)	$155	$—	$155

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2015
Revenues:
Property and casualty insurance net earned premiums	$1,931	$—	$—	$—	$—	$1,931	$—	$1,931
Life, accident and health net earned premiums	—	—	52	—	—	52	—	52
Net investment income	162	598	41	(8)	(1)	792	—	792
Realized gains (losses) on:
Securities	—	—	—	—	—	—	18	18
Subsidiaries	—	—	—	—	—	—	(162)	(162)
Income (loss) of MIEs:
Investment income	—	—	—	72	—	72	—	72
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(5)	—	(5)	—	(5)
Other income	8	51	2	(7)	37	91	51	142
Total revenues	2,101	649	95	52	36	2,933	(93)	2,840

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,177	—	—	—	—	1,177	—	1,177
Commissions and other underwriting expenses	644	—	—	—	7	651	—	651
Annuity benefits	—	335	—	—	—	335	—	335
Life, accident and health benefits	—	—	65	—	—	65	—	65
Annuity and supplemental insurance acquisition expenses	—	99	8	—	—	107	—	107
Interest charges on borrowed money	1	—	—	—	39	40	—	40
Expenses of MIEs	—	—	—	52	—	52	—	52
Other expenses	23	52	14	—	68	157	—	157
Total costs and expenses	1,845	486	87	52	114	2,584	—	2,584
Earnings before income taxes	256	163	8	—	(78)	349	(93)	256
Provision for income taxes	81	57	3	—	(27)	114	(32)	82
Net earnings, including noncontrolling interests	175	106	5	—	(51)	235	(61)	174
Less: Net earnings (loss) attributable to noncontrolling interests	6	—	—	—	2	8	6	14
Core Net Operating Earnings	169	106	5	—	(53)	227
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	—	12	12	(12)	—
Realized loss on subsidiaries, net of tax	—	—	(105)	—	—	(105)	105	—
Gain on sale of Le Pavillon Hotel, net of tax and non-controlling interests	26	—	—	—	—	26	(26)	—
Net Earnings Attributable to Shareholders	$195	$106	$(100)	$—	$(41)	$160	$—	$160

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $274 million in GAAP pretax earnings in the first six months of 2016 compared to $307 million in the first six months of 2015, a decrease of $33 million (11%). Property and casualty core pretax earnings were $307 million in the first six months of 2016 compared to $256 million in the first six months of 2015, an increase of $51 million (20%). The decrease in GAAP pretax earnings reflects a pretax non-core charge of $65 million in the second quarter of 2016 related to the exit of certain lines of business within Neon, and a $32 million pretax non-core gain on the sale of an apartment property in the second quarter of 2016 compared to a $51 million pretax non-core gain on the sale of Le Pavillon Hotel in the second quarter of 2015. GAAP and core pretax earnings reflect improved underwriting results in the Property and transportation group and higher net investment income, partially offset by lower underwriting profit in the Specialty casualty group.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the six months ended June 30, 2016 and 2015 (dollars in millions):

	Six months ended June 30,
	2016	2015	% Change
Gross written premiums	$2,641	$2,514	5%
Reinsurance premiums ceded	(606)	(562)	8%
Net written premiums	2,035	1,952	4%
Change in unearned premiums	(10)	(21)	(52%)
Net earned premiums	2,025	1,931	5%
Loss and loss adjustment expenses (a)	1,211	1,177	3%
Commissions and other underwriting expenses (b)	665	644	3%
Core underwriting gain	149	110	35%

Net investment income	172	162	6%
Other income and expenses, net (c)	(14)	(16)	(13%)
Core earnings before income taxes	307	256	20%
Pretax non-core Neon exited lines charge	(65)	—	—%
Pretax non-core gain on sale of apartment property and hotel	32	51	(37%)
GAAP earnings before income taxes	$274	$307	(11%)

(a) Excludes a non-core charge of $57 million related to the exit of certain lines of business within Neon in the second quarter of 2016.
(b) Excludes a non-core charge of $8 million related to the exit of certain lines of business within Neon in the second quarter of 2016.
(c) Excludes pretax non-core gains of $32 million on the sale of an apartment property in the second quarter of 2016 and$51 million on the sale of Le Pavillon Hotel in the second quarter of 2015.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	59.8%	60.9%	(1.1%)
Underwriting expense ratio	32.9%	33.3%	(0.4%)
Combined ratio	92.7%	94.2%	(1.5%)

Aggregate — including exited lines
Loss and LAE ratio	62.7%	60.9%	1.8%
Underwriting expense ratio	33.2%	33.3%	(0.1%)
Combined ratio	95.9%	94.2%	1.7%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.64 billion for the first six months of 2016 compared to $2.51 billion for the first six months of 2015, an increase of $127 million (5%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2016		2015
	GWP	%	GWP	%	% Change
Property and transportation	$936	35%	$876	35%	7%
Specialty casualty	1,386	52%	1,344	53%	3%
Specialty financial	319	13%	294	12%	9%
	$2,641	100%	$2,514	100%	5%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 23% of gross written premiums for the first six months of 2016 compared to 22% for the first six months of 2015, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Six months ended June 30,
	2016		2015		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(243)	26%	$(226)	26%	—%
Specialty casualty	(364)	26%	(340)	25%	1%
Specialty financial	(50)	16%	(43)	15%	1%
Other specialty	51		47
	$(606)	23%	$(562)	22%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $2.04 billion for the first six months of 2016 compared to $1.95 billion for the first six months of 2015, an increase of $83 million (4%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2016		2015
	NWP	%	NWP	%	% Change
Property and transportation	$693	34%	$650	33%	7%
Specialty casualty	1,022	50%	1,004	51%	2%
Specialty financial	269	13%	251	13%	7%
Other specialty	51	3%	47	3%	9%
	$2,035	100%	$1,952	100%	4%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $2.03 billion for the first six months of 2016 compared to $1.93 billion for the first six months of 2015, an increase of $94 million (5%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Six months ended June 30,
	2016		2015
	NEP	%	NEP	%	% Change
Property and transportation	$704	35%	$640	33%	10%
Specialty casualty	999	49%	993	51%	1%
Specialty financial	271	13%	249	13%	9%
Other specialty	51	3%	49	3%	4%
	$2,025	100%	$1,931	100%	5%

The $127 million (5%) increase in gross written premiums for the first six months of 2016 compared to the first six months of 2015 reflects growth in each of the Specialty property and casualty sub-segments. Overall average renewal rates were flat in the first six months of 2016.

Property and transportation Gross written premiums increased $60 million (7%) in the first six months of 2016 compared to the same period in 2015. This increase was due primarily to growth in the transportation businesses, new gross written premiums from the Singapore branch, which opened for business in June 2015 and higher premiums in the agricultural businesses, primarily the result of timing differences in the recording of crop premiums. Excluding crop, gross written premiums increased 6% over the comparable prior year period. Average renewal rates increased approximately 3% for this group in the first six months of 2016, including a 5% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums were comparable for the first six months of 2016 and the first six months of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Gross written premiums increased $42 million (3%) in the first six months of 2016 compared to the first six months of 2015. Higher premiums in the excess and surplus, targeted markets and workers’ compensation businesses were partially offset by lower premiums in the general liability businesses. Lower premiums in the general liability business were primarily the result of competitive market conditions, re-underwriting efforts within the Florida homebuilders market and the slowdown within the energy sector. Average renewal rates decreased approximately 1% for this group in the first six months of 2016, including a decrease of approximately 4% in the workers’ compensation businesses. Excluding the workers’ compensation business, average renewal rates for this group were flat during the first six months of 2016. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point for the first six months of 2016 compared to the first six months of 2015, reflecting the cession of Neon’s UK medical malpractice business as part of the strategic review of Neon (formerly known as Marketform) completed in the second quarter of 2016.

Specialty financial Gross written premiums increased $25 million (9%) in the first six months of 2016 compared to the first six months of 2015 due primarily to growth in the financial institutions and surety businesses. Average renewal rates for this group were flat in the first six months of 2016. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point for the first six months of 2016 compared to the first six months of 2015, reflecting higher cessions in the financial institutions business, partially offset by a decline in auto dealer business, which is heavily reinsured.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty segment:

	Six months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015
Property and transportation
Loss and LAE ratio	64.7%	70.5%	(5.8%)
Underwriting expense ratio	28.7%	30.5%	(1.8%)
Combined ratio	93.4%	101.0%	(7.6%)
Underwriting profit (loss)				$47	$(6)

Specialty casualty
Loss and LAE ratio	64.2%	63.1%	1.1%
Underwriting expense ratio	30.6%	30.3%	0.3%
Combined ratio	94.8%	93.4%	1.4%
Underwriting profit				$52	$65

Specialty financial
Loss and LAE ratio	32.0%	29.0%	3.0%
Underwriting expense ratio	51.5%	52.4%	(0.9%)
Combined ratio	83.5%	81.4%	2.1%
Underwriting profit				$45	$46

Total Specialty
Loss and LAE ratio	59.8%	60.9%	(1.1%)
Underwriting expense ratio	32.9%	33.3%	(0.4%)
Combined ratio	92.7%	94.2%	(1.5%)
Underwriting profit				$149	$111

Aggregate — including exited lines
Loss and LAE ratio	62.7%	60.9%	1.8%
Underwriting expense ratio	33.2%	33.3%	(0.1%)
Combined ratio	95.9%	94.2%	1.7%
Underwriting profit				$84	$110
The Specialty property and casualty insurance operations generated an underwriting profit of $149 million in the first six months of 2016 compared to $111 million in the first six months of 2015, an increase of $38 million (34%). The higher underwriting profit in the first six months of 2016 reflects primarily improved underwriting results in the Property and transportation sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation Underwriting profit for this group was $47 million for the first six months of 2016 compared to an underwriting loss of $6 million for the first six months of 2015, an improvement of $53 million. This improvement reflects higher profitability in the crop insurance business and higher underwriting profit in the property and inland marine and transportation businesses, due primarily to favorable prior year reserve development.

Specialty casualty Underwriting profit for this group was $52 million for the first six months of 2016 compared to $65 million for the first six months of 2015, a decrease of $13 million (20%). Higher underwriting profitability in the workers’ compensation and executive liability businesses, due primarily to higher favorable prior year reserve development, was more than offset by higher adverse prior year reserve development in the excess and surplus businesses and current accident year trade credit losses in Neon’s political risk and trade credit business.

Specialty financial Underwriting profit for this group was $45 million for the first six months of 2016 compared to $46 million for the first six months of 2015, a decrease of $1 million (2%). Higher underwriting profit in the fidelity and crime business, primarily the result of higher favorable prior year reserve development, was more than offset by lower underwriting profitability in the trade credit business, resulting primarily from lower favorable prior year reserve development.

Other specialty Underwriting profit for this group was $5 million for the first six months of 2016 compared to $6 million in the first six months of 2015, a decrease of $1 million (17%).

Aggregate See “Net prior year reserve development” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended June 30, 2016 and 2015 for a discussion of the $65 million non-core charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer (formerly known as Marketform) recorded in the second quarter of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 62.7% for the first six months of 2016 compared to 60.9% for the first six months of 2015, an increase of 1.8 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Six months ended June 30,
	Amount		Ratio		Change in
	2016	2015	2016	2015	Ratio
Property and transportation
Current year, excluding catastrophe losses	$467	$431	66.3%	67.4%	(1.1%)
Prior accident years development	(29)	9	(4.1%)	1.4%	(5.5%)
Current year catastrophe losses	18	11	2.5%	1.7%	0.8%
Property and transportation losses and LAE and ratio	$456	$451	64.7%	70.5%	(5.8%)

Specialty casualty
Current year, excluding catastrophe losses	$652	$632	65.2%	63.7%	1.5%
Prior accident years development	(14)	(7)	(1.4%)	(0.8%)	(0.6%)
Current year catastrophe losses	4	2	0.4%	0.2%	0.2%
Specialty casualty losses and LAE and ratio	$642	$627	64.2%	63.1%	1.1%

Specialty financial
Current year, excluding catastrophe losses	$94	$86	34.4%	34.4%	—%
Prior accident years development	(11)	(17)	(4.0%)	(6.7%)	2.7%
Current year catastrophe losses	4	3	1.6%	1.3%	0.3%
Specialty financial losses and LAE and ratio	$87	$72	32.0%	29.0%	3.0%

Total Specialty
Current year, excluding catastrophe losses	$1,239	$1,178	61.2%	61.1%	0.1%
Prior accident years development	(57)	(18)	(2.8%)	(1.0%)	(1.8%)
Current year catastrophe losses	29	16	1.4%	0.8%	0.6%
Total Specialty losses and LAE and ratio	$1,211	$1,176	59.8%	60.9%	(1.1%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,239	$1,178	61.2%	61.1%	0.1%
Prior accident years development	—	(17)	0.1%	(1.0%)	1.1%
Current year catastrophe losses	29	16	1.4%	0.8%	0.6%
Aggregate losses and LAE and ratio	$1,268	$1,177	62.7%	60.9%	1.8%
Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.2% for the first six months of 2016 compared to 61.1% for the first six months of 2015, an increase of 0.1%.

Property and transportation   The 1.1 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio of the property and inland marine and transportation businesses, as well as the non-crop businesses within the agricultural operations, partially offset by an increase in the loss and LAE ratio of the crop operations.

Specialty casualty   The 1.5 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in current accident year trade credit losses in Neon’s political risk and trade credit business.

Specialty financial   The loss and LAE ratio for the current year, excluding catastrophe losses are comparable between periods.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $57 million in the first six months of 2016 compared to $18 million in the first six months of 2015, an increase of $39 million (217%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation Net favorable reserve development of $29 million in the first six months of 2016 reflects lower than expected losses in the crop operations and lower than expected claim severity in the property and inland marine and trucking businesses. Net adverse reserve development of $9 million in the first six months of 2015 reflects higher than expected claim severity and frequency in the transportation businesses and higher than anticipated claim frequency in the ocean marine business, partially offset by lower than expected losses in the crop business.

Specialty casualty Net favorable reserve development of $14 million in the first six months of 2016 reflects lower than anticipated claim severity in workers’ compensation business and in directors and officers liability insurance, partially offset by adverse reserve development at Neon, higher than anticipated severity in New York contractor claims and higher than anticipated claim severity in general liability insurance. Net favorable reserve development of $7 million in the first six months of 2015 includes lower than anticipated claim severity in workers’ compensation business and lower than anticipated claim severity and frequency in excess liability insurance, partially offset by higher than anticipated severity and frequency in contractor claims and adverse reserve development at Neon.

Specialty financial Net favorable reserve development of $11 million in the first six months of 2016 reflects lower than anticipated claim severity in the fidelity and crime business and lower than expected claim frequency and severity in the surety business, partially offset by higher than anticipated claim frequency in the financial institutions business. Net favorable reserve development of $17 million in the first six months of 2015 reflects lower than anticipated claim frequency and severity in the trade credit business, lower than anticipated claim severity in the fidelity business, lower than anticipated claim frequency and severity in the surety business and lower than expected claim frequency and severity in products for financial institutions.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $3 million in both the first six months of 2016 and 2015, reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Neon exited lines charge See “Net prior year reserve development” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended June 30, 2016 and 2015 for a discussion of the $57 million in adverse reserve development recorded as part of a $65 million non-core charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer (formerly known as Marketform) recorded in the second quarter of 2016.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty segment includes the Neon exited lines charge mentioned above and adverse reserve development of $1 million in the first six months of 2015 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2015, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 3.5% of AFG’s shareholders’ equity. Catastrophe losses of $29 million in the first six months of 2016 resulted primarily from winter storms in the first quarter of 2016 and from April storms in Texas in the second quarter of 2016. Catastrophe losses of $16 million in the first six months of 2015 resulted primarily from winter storms in the first quarter of 2015 and multiple storms in the midwestern and central United States in the second quarter of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $673 million in the first six months of 2016 compared to $644 million for the first six months of 2015, an increase of $29 million (5%). AFG’s underwriting expense ratio was 33.2% for the first six months of 2016 compared to 33.3% for the first six months of 2015, a decrease of 0.1 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Six months ended June 30,
	2016		2015		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$201	28.7%	$195	30.5%	(1.8%)
Specialty casualty	305	30.6%	301	30.3%	0.3%
Specialty financial	139	51.5%	131	52.4%	(0.9%)
Other specialty	20	37.1%	17	35.2%	1.9%
Total Specialty	665	32.9%	644	33.3%	(0.4%)
Neon exited lines charge	8		—
Total Aggregate	$673	33.2%	$644	33.3%	(0.1%)

AFG’s overall expense ratio decreased 0.1% in the first six months of 2016 compared to the first six months of 2015.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.8 percentage points in the first six months of 2016 compared to the first six months of 2015 reflecting higher profitability-based ceding commissions received from reinsurers in the crop business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.3 percentage points in the first six months of 2016 compared to the first six months of 2015 due primarily to higher expenses at Neon, partially offset by the impact of a charge in the second quarter of 2015 to write off certain previously capitalized project costs.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.9 percentage points in the first six months of 2016 compared to the first six months of 2015 reflecting lower profitability-based commissions paid to agents and brokers in the financial institutions business.

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty segment includes $8 million of restructuring charges recorded as part of the $65 million non-core charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer (formerly known as Marketform) recorded in the second quarter of 2016. See “Net prior year reserve development” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended June 30, 2016 and 2015.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $172 million in the first six months of 2016 compared to $162 million in the first six months of 2015, an increase of $10 million (6%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Six months ended June 30,
	2016	2015	Change	% Change
Net investment income	$172	$162	$10	6%

Average invested assets (at amortized cost)	$9,397	$8,851	$546	6%

Yield (net investment income as a % of average invested assets)	3.66%	3.66%	—%

Tax equivalent yield (*)	4.18%	4.22%	(0.04%)

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The increase in average invested assets and net investment income in the property and casualty segment for the first six months of 2016 as compared to the first six months of 2015 is due primarily to growth in the property and casualty segment. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.66% for both the first six months of 2016 and 2015, reflecting lower yields available in the financial markets, offset by the impact of higher income from certain investments that are required to be carried at fair value through earnings and higher equity in the earnings of limited partnerships and similar investments.

Property and Casualty Other Income and Expenses, Net
GAAP other income and expenses, net for AFG’s property and casualty operations was net income of $18 million for the first six months of 2016 compared to $35 million for the first six months of 2015. Core other income and expenses, net for AFG’s property and casualty operations was a net expense of $14 million for the first six months of 2016 compared to $16 million for the first six months of 2015. The table below details the items included in GAAP and core other income and expenses, net for AFG’s property and casualty operations (in millions):

	Six months ended June 30,
	2016	2015
Other income
Income from the sale of real estate (*)	$—	$3
Other	11	5
Total other income	11	8
Other expenses
Amortization of intangibles	4	4
Other	21	19
Total other expense	25	23
Interest expense	—	1
Core other income and expenses, net	(14)	(16)
Pretax non-core gain on sale of apartment property and hotel	32	51
GAAP other income and expenses, net	$18	$35

(*)	Excludes pretax non-core gains of $32 million on the sale of an apartment property in the second quarter of 2016 and $51 million on the sale of Le Pavillon Hotel in the second quarter of 2015.

Interest expense for AFG’s property and casualty operations includes interest charges on long-term debt within the property and casualty operations.

Other income for AFG’s property and casualty operations includes a $4 million death benefit on a life insurance policy received in the second quarter of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $129 million in pretax earnings in the first six months of 2016 compared to $163 million in the first six months of 2015, a decrease of $34 million (21%). While AFG’s average annuity investments (at amortized cost) were 13% higher for the first six months of 2016 as compared to the first six months of 2015, the benefit of this growth was more than offset by the significant negative impact of lower than anticipated interest rates on the fair value accounting for FIAs in the 2016 period and lower investment yields from the run-off of higher yielding investments.

The following table details AFG’s earnings before income taxes from its annuity operations for the six months ended June 30, 2016 and 2015 (dollars in millions).

	Six months ended June 30,
	2016	2015	% Change
Revenues:
Net investment income	$659	$598	10%
Other income:
Guaranteed withdrawal benefit fees	25	20	25%
Policy charges and other miscellaneous income	25	31	(19%)
Total revenues	709	649	9%

Costs and Expenses:
Annuity benefits (*)	451	335	35%
Acquisition expenses	74	99	(25%)
Other expenses	55	52	6%
Total costs and expenses	580	486	19%
Earnings before income taxes	$129	$163	(21%)

Detail of annuity earnings before income taxes (dollars in millions):

	Six months ended June 30,
	2016	2015	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$186	$169	10%
Impact of derivatives related to FIAs	(57)	(6)	850%
Earnings before income taxes	$129	$163	(21%)

(*)	Annuity benefits consisted of the following (dollars in millions):

	Six months ended June 30,
	2016	2015	% Change
Interest credited — fixed	$281	$259	8%
Interest credited — fixed component of variable annuities	3	3	—%
Other annuity benefits:
Change in expected death and annuitization reserve	9	9	—%
Amortization of sales inducements	11	14	(21%)
Change in guaranteed withdrawal benefit reserve	31	28	11%
Change in other benefit reserves	13	14	(7%)
Total other annuity benefits	64	65	(2%)
Total before impact of derivatives related to FIAs	348	327	6%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	79	31	155%
Equity option mark-to-market	24	(23)	(204%)
Impact of derivatives related to FIAs	103	8	1,188%
Total annuity benefits	$451	$335	35%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Six months ended June 30,
	2016	2015	% Change
Average fixed annuity investments (at amortized cost)	$27,575	$24,327	13%
Average fixed annuity benefits accumulated	27,398	24,113	14%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.74%	4.87%
Interest credited — fixed	(2.05%)	(2.15%)
Net interest spread	2.69%	2.72%

Policy charges and other miscellaneous income	0.15%	0.20%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.28%)	(0.37%)
Acquisition expenses	(0.51%)	(0.79%)
Other expenses	(0.38%)	(0.39%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.76%)	(0.07%)
Net spread earned on fixed annuities	0.91%	1.30%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Six months ended June 30,
	2016	2015
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.33%	1.35%
Impact of derivatives related to fixed-indexed annuities (*)	(0.42%)	(0.05%)
Net spread earned on fixed annuities	0.91%	1.30%

(*)
Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the first six months of 2016 was $659 million compared to $598 million for the first six months of 2015, an increase of $61 million (10%). This increase reflects primarily the growth in AFG’s annuity business, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.13 percentage points to 4.74% from 4.87% for the first six months of 2016 compared to the first six months of 2015. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first six months of 2016 was $281 million compared to $259 million for the first six months of 2015, an increase of $22 million (8%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.10 percentage points to 2.05% from 2.15% in the first six months of 2016 compared to the first six months of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.03 percentage points to 2.69% from 2.72% in the first six months of 2016 compared to the same period in 2015 due primarily to the impact of lower investment yields, partially offset by lower crediting rates. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result of these two items, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate, were $25 million for the first six months of 2016 compared to $31 million for the first six months of 2015, a decrease of $6 million (19%). Other miscellaneous income includes $2 million in income from the sale of real estate in the first six months of 2016 compared to $6 million in the first six months of 2015. As a percentage of average fixed annuity benefits accumulated, annuity policy charges and other miscellaneous income decreased 0.05 percentage points to 0.15% from 0.20% in the first six months of 2016 compared to the first six months of 2015.

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the first six months of 2016 were $39 million compared to $45 million for the first six months of 2015, a decrease of $6 million (13%). As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.09 percentage points to 0.28% from 0.37% in the first six months of 2016 compared to the first six months of 2015. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Six months ended June 30,
	2016	2015
Change in expected death and annuitization reserve	$9	$9
Amortization of sales inducements	11	14
Change in guaranteed withdrawal benefit reserve	31	28
Change in other benefit reserves	13	14
Other annuity benefits	64	65
Offset guaranteed withdrawal benefit fees	(25)	(20)
Other annuity benefits, net	$39	$45

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies”, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. The $6 million decrease in other annuity benefits, net of guaranteed withdrawal benefit fees for the first six months of 2016 compared to the first six months of 2015 reflects the impact of lower interest rates on the accrual of guaranteed withdrawal benefit reserves on a growing block of business with those policy features.

The guaranteed withdrawal benefit reserve related to FIAs is inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits increases when the benefit of stock market participation decreases.

Annuity Acquisition Expenses
AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.51% for the first six months of 2016 compared to 0.79% for the first six months of 2015 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of significantly lower than anticipated interest rates during the first six months of 2016 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of DPAC. Conversely, the positive impact of slightly higher interest rates during the first six months of 2015 on the fair value of derivatives related to fixed-indexed annuities resulted in a partially offsetting acceleration in the amortization of DPAC.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Six months ended June 30,
	2016	2015
Before the impact of changes in the fair value of derivatives related to fixed-indexed annuities on the amortization of DPAC	0.83%	0.82%
Impact of changes in fair value of derivatives related to fixed-indexed annuities on amortization of DPAC (*)	(0.32%)	(0.03%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.51%	0.79%

(*)
An estimate of the deceleration in the amortization of deferred sales inducement and deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

Annuity Other Expenses
Annuity other expenses for the first six months of 2016 were $55 million compared to $52 million for the first six months of 2015, an increase of $3 million (6%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. The increase in annuity other expenses primarily reflects growth in the business as well as an increase in the number of sales personnel focused on new initiatives and increased market share within existing financial institutions, partially offset by higher expenses related to professional services and employee compensation plans in the 2015 period. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.01 percentage points to 0.38% from 0.39% for the first six months of 2016 as compared to the first six months of 2015.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $103 million in the first six months of 2016 compared to $8 million in the first six months of 2015. The increase in the first six months of 2016 is due primarily to significantly lower than expected interest rates. As a percentage of average fixed annuity benefits accumulated, this net expense increased 0.69 percentage points to 0.76% from 0.07% for the first six months of 2016 compared to the first six months of 2015.

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

	Six months ended June 30,
	2016	2015	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$186	$169	10%
Change in fair value of derivatives related to fixed-indexed annuities	(103)	(8)	1,188%
Related impact on amortization of DPAC (*)	46	2	2,200%
Earnings before income taxes	$129	$163	(21%)

(*)	An estimate of the related deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC decreased the annuity segment’s earnings before income taxes by $57 million in the first six months of 2016 and $6 million in the first six months of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.39 percentage points to 0.91% from 1.30% in the first six months of 2016 compared to the same period in 2015 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above and the 0.03 percentage points decrease in AFG’s net interest spread.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the six months ended June 30, 2016 and 2015 (in millions):

	Six months ended June 30,
	2016	2015
Beginning fixed annuity reserves	$26,371	$23,462
Fixed annuity premiums (receipts)	2,363	1,690
Federal Home Loan Bank advances	150	300
Surrenders, benefits and other withdrawals	(1,079)	(891)
Interest and other annuity benefit expenses:
Interest credited	281	259
Embedded derivative mark-to-market	79	31
Change in other benefit reserves	57	55
Ending fixed annuity reserves	$28,222	$24,906

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$28,222	$24,906
Impact of unrealized investment gains	188	107
Fixed component of variable annuities	186	190
Annuity benefits accumulated per balance sheet	$28,596	$25,203

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $2.38 billion in the first six months of 2016 compared to $1.71 billion in the first six months of 2015, an increase of $671 million (39%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Six months ended June 30,
	2016	2015	% Change
Financial institutions single premium annuities — indexed	$1,041	$725	44%
Financial institutions single premium annuities — fixed	219	86	155%
Retail single premium annuities — indexed	959	753	27%
Retail single premium annuities — fixed	42	30	40%
Education market — fixed and indexed annuities	102	96	6%
Total fixed annuity premiums	2,363	1,690	40%
Variable annuities	20	22	(9%)
Total annuity premiums	$2,383	$1,712	39%

Management believes the 39% increase in annuity premiums in the first six months of 2016 as compared to the first six months of 2015 is consistent with overall growth in the annuity industry, as sales of traditional fixed and fixed-indexed annuities have increased while sales of variable annuities have decreased. In addition, the increase reflects new products, additional staffing, and increased market share within existing financial institutions. Furthermore, AFG has reduced the crediting rates on its new annuity sales several times in the first six months of 2016 due to the decline in interest rates; these reductions, once announced, often lead to a short-term spike in sales in advance of the effective date of the rate decreases.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the six months ended June 30, 2016 and 2015 (in millions):

	Six months ended June 30,
	2016	2015
Earnings on fixed annuity benefits accumulated	$125	$157
Earnings on investments in excess of fixed annuity benefits accumulated (*)	4	5
Variable annuity earnings	—	1
Earnings before income taxes	$129	$163

(*)
Net investment income (as a % of investments) of 4.74% and 4.87% for the six months ended June 30, 2016 and 2015, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations AFG’s run-off long-term care and life segment reported GAAP pretax earnings of $1 million for the first six months of 2016 compared to a loss of $154 million for the first six months of 2015. Results for the 2015 period include a $162 million estimated pretax non-core realized loss on the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business, which closed in the fourth quarter of 2015. See Note B — “Sale of Business” to the financial statements. The following table details AFG’s GAAP and core earnings (loss) before income taxes from its run-off long-term care and life operations for the six months ended June 30, 2016 and 2015 (dollars in millions):

	Six months ended June 30,
	2016	2015	% Change
Revenues:
Net earned premiums:
Long-term care	$2	$37	(95%)
Life operations	10	15	(33%)
Net investment income	10	41	(76%)
Other income	2	2	—%
Total revenues	24	95	(75%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	3	46	(93%)
Life operations	15	19	(21%)
Acquisition expenses	3	8	(63%)
Other expenses	4	14	(71%)
Total costs and expenses	25	87	(71%)
Core earnings (loss) before income taxes	(1)	8	(113%)
Pretax non-core realized gain (loss) on subsidiaries	2	(162)	(101%)
GAAP earnings (loss) before income taxes	$1	$(154)	(101%)

The decrease in long-term care net earned premiums and benefit expense in the first six months of 2016 compared to the first six months of 2015 is due to the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business in December of 2015.

Substantially all of the core earnings before income taxes in AFG’s run-off long-term care and life segment in the first six months of 2015 represent earnings from AFG’s long-term care business and reflect the impact of improved claims experience, rate increases and lower persistency, as well as strong investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $78 million for both the first six months of 2016 and 2015.

The following table details AFG’s loss before income taxes from operations outside of its insurance operations for the six months ended June 30, 2016 and 2015 (dollars in millions):

	Six months ended June 30,
	2016	2015	% Change
Revenues:
Net investment income	$5	$(1)	(600%)
Other income — P&C fees	29	25	16%
Other income	10	12	(17%)
Total revenues	44	36	22%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	9	7	29%
Interest charges on borrowed money	37	39	(5%)
Other expense — expenses associated with P&C fees	20	18	11%
Other expenses	56	50	12%
Total costs and expenses	122	114	7%
Loss before income taxes, excluding realized gains and losses	$(78)	$(78)	—%
Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $5 million in the first six months of 2016 compared to a net loss of $1 million in the first six months of 2015. The parent company holds a small portfolio of securities that are classified as “trading” and carried at fair value through net investment income. These trading securities increased in value by approximately $3 million in the first six months of 2016 compared to a decline in value by approximately $1 million in the first six months of 2015.

Holding Company and Other — P&C Fees and Related Expenses
Summit, the workers’ compensation insurance business that AFG acquired in April 2014, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first six months of 2016, AFG collected $29 million in fees for these services compared to $25 million in the first six months of 2015. Management views this fee income, net of the $20 million in the first six months of 2016 and $18 million in the first six months of 2015, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $8 million and $7 million in the first six months of 2016 and 2015, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $2 million in the first six months of 2016 and $5 million in the first six months of 2015.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $37 million in the first six months of 2016 compared to $39 million in the first six months of 2015, a decrease of $2 million (5%). AFG redeemed its $132 million in outstanding 7% Senior Notes due September 2050 at par value on September 30, 2015. AFG issued $150 million of 6% Subordinated Debentures in November 2015. The impact of higher average indebtedness during the first six months of 2016 as compared to the first six months of 2015 was more than offset by a lower weighted average interest rate and the favorable impact of the interest rate swap on the 9-7/8% Senior Notes due June 2019 that was entered into in June 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $56 million in the first six months of 2016 compared to $50 million in the first six months of 2015, an increase of $6 million (12%).

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were losses of $34 million in the first six months of 2016 compared to gains of $18 million in the first six months of 2015, a decrease of $52 million (289%). Realized gains (losses) on securities consisted of the following (in millions):

	Six months ended June 30,
	2016	2015
Realized gains (losses) before impairments:
Disposals	$60	$57
Change in the fair value of derivatives	3	(3)
Adjustments to annuity deferred policy acquisition costs and related items	(6)	(2)
	57	52
Impairment charges:
Securities	(102)	(40)
Adjustments to annuity deferred policy acquisition costs and related items	11	6
	(91)	(34)
Realized gains (losses) on securities	$(34)	$18

AFG’s impairment charges on securities for the first six months of 2016 consist of $67 million on equity securities and $35 million on fixed maturities compared to $25 million on equity securities and $15 million on fixed maturities in the first six months of 2015. Approximately $57 million in impairment charges in the first six months of 2016 are related to financial institutions and $19 million are on energy related investments. Approximately $13 million of the charges recorded in the first six months of 2015 are for energy related investments and $6 million are for real estate related investments.

Consolidated Realized Gain (Loss) on Subsidiaries   In the first six months of 2015, AFG recorded an estimated pretax loss of $162 million on the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business. In the second quarter of 2016, AFG received additional proceeds based on the final closing balance sheet and adjusted certain accrued expense estimates associated with the sale, resulting in a $2 million favorable adjustment to the loss recorded in 2015. See Note B — “Sale of Business” to the financial statements.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $125 million for the first six months of 2016 compared to $82 million for the first six months of 2015, an increase of $43 million (52%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings attributable to noncontrolling interests was $12 million for the first six months of 2016 compared to $14 million for the first six months of 2015. The following table details net earnings in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Six months ended June 30,
	2016	2015	% Change
National Interstate	$8	$7	14%
Other	4	7	(43%)
Earnings attributable to noncontrolling interests	$12	$14	(14%)

Other noncontrolling interests includes $4 million related to the gain on the sale of an apartment property in the second quarter of 2016 and $6 million related to the gain on the sale of Le Pavillon Hotel in the second quarter of 2015. Both properties were owned by an 80%-owned subsidiary of Great American Insurance Company.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which provides a new credit loss model for determining credit-related impairments for financial instruments measured at amortized cost (e.g. mortgage loans or reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses considers historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent increases or decreases in such losses, will be recorded immediately through realized gains (losses) as an allowance that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the balance sheet at the amount expected to be collected. The updated guidance also amends the current other-than-temporary impairment model for available for sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. Subsequent increases or decreases in expected credit losses will be

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

recorded immediately in the income statement through realized gains (losses). AFG will be required to adopt this guidance effective January 1, 2020. AFG cannot estimate the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is adopted.

ITEM 3
Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2016, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2015 Form 10-K.

ITEM 4
Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2016 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the second fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A
Risk Factors

Other than the risk factor discussed below, there have been no material changes with regard to the risk factors previously disclosed in AFG’s 2015 Annual Report on Form 10-K.

Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect AFG’s London-based property and casualty insurance operations.

The United Kingdom (“UK”) held a referendum on June 23, 2016 in which a majority of voters voted for the UK’s withdrawal from the European Union (“Brexit”). As a result of this vote, the terms of the UK’s withdrawal from the European Union (“EU”) and relationship between the UK and EU going forward will have to be negotiated, including the terms of trade between the UK and the EU. The ultimate impact of Brexit is uncertain and will depend on any agreements that the UK makes to retain access to EU markets. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. These or other adverse consequences from Brexit could adversely affect the operations and business opportunities of Neon, AFG’s London-based Lloyd’s syndicate.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first six months of 2016 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Quarter	1,128,128	$67.78	1,128,128	4,916,686
Second Quarter:
April	295,014	68.24	295,014	4,621,672
May	15,000	69.73	15,000	4,606,672
June	—	—	—	4,606,672
Total	1,438,142	$67.90	1,438,142

(a)	Represents the remaining shares that may be repurchased under the Plan authorized by AFG’s Board of Directors in December 2014 and February 2016.

In addition, AFG acquired 27,551 shares of its Common Stock (at an average of $66.89 per share) in the first quarter of 2016, 374 shares (at an average of $70.71 per share) in April 2016, 113 shares (at an average of $70.66 per share) in May 2016 and 6 shares (at $70.13 per share) in June 2016 in connection with its stock incentive plans.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 6
Exhibits

Number	Exhibit Description
2	Agreement and Plan of Merger dated July 25, 2016 by and among Great American Insurance Company and National Interstate Corporation, filed as Exhibit 2.1 to AFG’s Form 8-K on July 25, 2016.	(*)
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Balance Sheet
(ii) Consolidated Statement of Earnings
(iii) Consolidated Statement of Comprehensive Income
(iv) Consolidated Statement of Changes in Equity
(v) Consolidated Statement of Cash Flows
(vi) Notes to Consolidated Financial Statements

(*) Incorporated herein by reference.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

August 5, 2016	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer