Form 10-Q
period 2016-09-30
AMERICAN FINANCIAL GROUP INC
filed 2016-11-04
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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
          Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2016, there were 86,845,988 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	September 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$1,639	$1,220
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $33,586 and $31,565)	35,394	32,284
Fixed maturities, trading at fair value	348	254
Equity securities, available for sale at fair value (cost — $1,392 and $1,469)	1,553	1,553
Equity securities, trading at fair value	86	166
Mortgage loans	1,180	1,067
Policy loans	194	201
Real estate and other investments	1,411	991
Total cash and investments	41,805	37,736
Recoverables from reinsurers	2,814	2,636
Prepaid reinsurance premiums	634	480
Agents’ balances and premiums receivable	1,029	937
Deferred policy acquisition costs	867	1,184
Assets of managed investment entities	4,312	4,047
Other receivables	1,391	820
Variable annuity assets (separate accounts)	606	608
Other assets	1,188	1,190
Goodwill	199	199
Total assets	$54,845	$49,837

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$8,661	$8,127
Unearned premiums	2,328	2,060
Annuity benefits accumulated	29,222	26,622
Life, accident and health reserves	700	705
Payable to reinsurers	835	591
Liabilities of managed investment entities	4,067	3,781
Long-term debt	1,300	998
Variable annuity liabilities (separate accounts)	606	608
Other liabilities	1,768	1,575
Total liabilities	49,487	45,067
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 86,812,651 and 87,474,452 shares outstanding	87	87
Capital surplus	1,242	1,214
Retained earnings	3,079	2,987
Accumulated other comprehensive income, net of tax	753	304
Total shareholders’ equity	5,161	4,592
Noncontrolling interests	197	178
Total equity	5,358	4,770
Total liabilities and equity	$54,845	$49,837

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Property and casualty insurance net earned premiums	$1,159	$1,173	$3,184	$3,104
Life, accident and health net earned premiums	6	28	18	80
Net investment income	433	425	1,267	1,217
Realized gains (losses) on:
Securities (*)	2	(16)	(32)	2
Subsidiaries	—	5	2	(157)
Income (loss) of managed investment entities:
Investment income	48	40	141	112
Gain (loss) on change in fair value of assets/liabilities	11	(11)	9	(16)
Other income	46	43	172	185
Total revenues	1,705	1,687	4,761	4,527

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	765	825	2,033	2,002
Commissions and other underwriting expenses	356	336	1,038	987
Annuity benefits	189	208	640	543
Life, accident and health benefits	8	31	26	96
Annuity and supplemental insurance acquisition expenses	54	49	131	156
Interest charges on borrowed money	19	18	56	58
Expenses of managed investment entities	38	28	109	80
Other expenses	98	93	258	250
Total costs and expenses	1,527	1,588	4,291	4,172
Earnings before income taxes	178	99	470	355
Provision for income taxes	65	33	190	115
Net earnings, including noncontrolling interests	113	66	280	240
Less: Net earnings attributable to noncontrolling interests	4	3	16	17
Net Earnings Attributable to Shareholders	$109	$63	$264	$223

Earnings Attributable to Shareholders per Common Share:
Basic	$1.25	$0.72	$3.04	$2.54
Diluted	$1.23	$0.71	$2.98	$2.49
Average number of Common Shares:
Basic	86.9	87.5	86.8	87.6
Diluted	88.5	89.3	88.4	89.4

Cash dividends per Common Share	$0.28	$0.25	$0.84	$0.75
________________________________________
(*) Consists of the following:
Realized gains before impairments	$18	$19	$75	$71

Losses on securities with impairment	(16)	(35)	(106)	(69)
Non-credit portion recognized in other comprehensive income (loss)	—	—	(1)	—
Impairment charges recognized in earnings	(16)	(35)	(107)	(69)
Total realized gains (losses) on securities	$2	$(16)	$(32)	$2

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net earnings, including noncontrolling interests	$113	$66	$280	$240
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	89	(110)	427	(255)
Reclassification adjustment for realized (gains) losses included in net earnings	(1)	10	20	(3)
Total net unrealized gains (losses) on securities	88	(100)	447	(258)
Net unrealized gains on cash flow hedges	—	2	4	2
Foreign currency translation adjustments	(3)	(7)	4	(15)
Pension and other postretirement plans adjustments	—	1	1	1
Other comprehensive income (loss), net of tax	85	(104)	456	(270)
Total comprehensive income (loss), net of tax	198	(38)	736	(30)
Less: Comprehensive income attributable to noncontrolling interests	5	1	23	13
Comprehensive income (loss) attributable to shareholders	$193	$(39)	$713	$(43)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp.		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Income	Total	Interests	Equity
Balance at December 31, 2015	87,474,452	$1,301	$—	$2,987	$304	$4,592	$178	$4,770
Net earnings	—	—	—	264	—	264	16	280
Other comprehensive income	—	—	—	—	449	449	7	456
Dividends on Common Stock	—	—	—	(73)	—	(73)	—	(73)
Shares issued:
Exercise of stock options	753,095	26	—	—	—	26	—	26
Restricted stock awards	318,940	—	—	—	—	—	—	—
Other benefit plans	82,087	6	—	—	—	6	—	6
Dividend reinvestment plan	10,930	1	—	—	—	1	—	1
Stock-based compensation:
Expense	—	15	—	—	—	15	—	15
Excess tax benefits	—	7	—	—	—	7	—	7
Shares acquired and retired	(1,796,009)	(27)	—	(97)	—	(124)	—	(124)
Shares exchanged — benefit plans	(28,059)	—	—	(2)	—	(2)	—	(2)
Forfeitures of restricted stock	(2,785)	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(4)	(4)
Balance at September 30, 2016	86,812,651	$1,329	$—	$3,079	$753	$5,161	$197	$5,358

Balance at December 31, 2014	87,708,793	$1,240	$(2)	$2,914	$727	$4,879	$175	$5,054
Cumulative effect of accounting change	—	—	2	—	—	2	—	2
Net earnings	—	—	—	223	—	223	17	240
Other comprehensive loss	—	—	—	—	(266)	(266)	(4)	(270)
Dividends on Common Stock	—	—	—	(66)	—	(66)	—	(66)
Shares issued:
Exercise of stock options	1,157,288	37	—	—	—	37	—	37
Restricted stock awards	171,130	—	—	—	—	—	—	—
Other benefit plans	97,817	6	—	—	—	6	—	6
Dividend reinvestment plan	10,359	1	—	—	—	1	—	1
Stock-based compensation:
Expense	—	14	—	—	—	14	—	14
Excess tax benefits	—	9	—	—	—	9	—	9
Shares acquired and retired	(1,767,240)	(25)	—	(88)	—	(113)	—	(113)
Shares exchanged — benefit plans	(33,795)	—	—	(2)	—	(2)	—	(2)
Forfeitures of restricted stock	(17,180)	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(6)	(6)
Balance at September 30, 2015	87,327,172	$1,282	$—	$2,981	$461	$4,724	$182	$4,906

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended September 30,
	2016	2015
Operating Activities:
Net earnings, including noncontrolling interests	$280	$240
Adjustments:
Depreciation and amortization	91	118
Annuity benefits	640	543
Realized (gains) losses on investing activities	(6)	90
Net (purchases) sales of trading securities	73	(9)
Deferred annuity and life policy acquisition costs	(172)	(164)
Change in:
Reinsurance and other receivables	(972)	(468)
Other assets	(257)	68
Insurance claims and reserves	796	491
Payable to reinsurers	244	79
Other liabilities	230	(45)
Managed investment entities’ assets/liabilities	(235)	(53)
Other operating activities, net	(39)	17
Net cash provided by operating activities	673	907

Investing Activities:
Purchases of:
Fixed maturities	(5,604)	(5,395)
Equity securities	(143)	(449)
Mortgage loans	(310)	(105)
Real estate, property and equipment	(37)	(65)
Proceeds from:
Maturities and redemptions of fixed maturities	3,111	2,426
Repayments of mortgage loans	197	231
Sales of fixed maturities	496	235
Sales of equity securities	193	193
Sales of real estate, property and equipment	45	96
Managed investment entities:
Purchases of investments	(1,405)	(1,167)
Proceeds from sales and redemptions of investments	1,381	685
Other investing activities, net	(370)	(100)
Net cash used in investing activities	(2,446)	(3,415)

Financing Activities:
Annuity receipts	3,474	3,333
Annuity surrenders, benefits and withdrawals	(1,726)	(1,487)
Net transfers from variable annuity assets	29	32
Additional long-term borrowings	302	—
Reductions of long-term debt	—	(182)
Issuances of managed investment entities’ liabilities	1,028	693
Retirements of managed investment entities’ liabilities	(747)	(192)
Issuances of Common Stock	34	47
Repurchases of Common Stock	(124)	(113)
Cash dividends paid on Common Stock	(72)	(65)
Other financing activities, net	(6)	(7)
Net cash provided by financing activities	2,192	2,059
Net Change in Cash and Cash Equivalents	419	(449)
Cash and cash equivalents at beginning of period	1,220	1,343
Cash and cash equivalents at end of period	$1,639	$894

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Acquisition and Sale of Businesses	I.	Goodwill and Other Intangibles
C.	Segments of Operations	J.	Long-Term Debt
D.	Fair Value Measurements	K.	Shareholders’ Equity
E.	Investments	L.	Income Taxes
F.	Derivatives	M.	Contingencies
G.	Deferred Policy Acquisition Costs

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2016, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements in the first nine months of 2016.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: third quarter of 2016 and 2015 — 1.6 million and 1.8 million; first nine months of 2016 and 2015 — 1.6 million and 1.8 million, respectively.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: third quarter of 2016 and 2015 — 0.2 million and 0.9 million; first nine months of 2016 and 2015 — 0.6 million and 1.2 million, respectively. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2016 and 2015 periods.

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

B.     Acquisition and Sale of Businesses

Proposed Acquisition of Noncontrolling Interest in National Interstate Corporation   On July 25, 2016, AFG announced that it reached an agreement with the Special Committee of the Board of Directors of National Interstate Corporation (“NATL”) to acquire all shares of NATL that it does not currently own. NATL is currently a 51%-owned subsidiary of AFG’s wholly-owned subsidiary, Great American Insurance Company (“GAI”). Shareholders of NATL, other than GAI, will receive $32.00 per share in cash in the transaction. In addition, NATL will pay a one-time special dividend to its shareholders of $0.50 per NATL share in cash immediately prior to the closing of the merger. The transaction remains subject to the approval of shareholders holding a majority of the shares of NATL not owned by AFG or its affiliates. On November 10, 2016, a special meeting will be held for NATL shareholders to vote on the proposed transaction. GAI has entered into a voting agreement with certain shareholders of NATL under which the shareholders agreed, among other things, to vote all common shares of NATL owned by such shareholders, totaling approximately 10% of the outstanding NATL common shares (and representing approximately 20% of the shares not owned by GAI), in favor of the transaction. Based on a $32.00 per share purchase price plus $0.50 special dividend, the purchase price to acquire the NATL shares not currently owned by GAI will be approximately $320 million. Because NATL is already a consolidated subsidiary of AFG, the acquisition will be accounted for as an equity transaction with the excess of the consideration paid over the carrying value of the noncontrolling interest acquired recorded as a direct reduction in AFG’s Capital Surplus (approximately $140 million based on balances as of September 30, 2016). In addition, the proposed transaction will allow NATL and its subsidiaries to become members of the AFG consolidated tax group, which will result in a tax benefit of approximately $66 million to AFG at the time the transaction is consummated, which is expected to be during the fourth quarter of 2016.

Sale of Long-term Care Business   On December 24, 2015, AFG completed the sale of substantially all of its run-off long-term care insurance business (which was included in the run-off long-term care and life segment) to HC2 Holdings, Inc. (“HC2”) for an initial payment of $7 million in cash and HC2 securities with a fair value of $11 million (subject to post-closing adjustments). AFG may also receive up to $13 million of additional proceeds from HC2 in the future contingent upon the release of certain statutory-basis liabilities of the legal entities sold by AFG. In connection with obtaining regulatory approval for the transaction, AFG agreed to provide up to an aggregate of $35 million of capital support for the insurance companies, on an as-needed basis to maintain specified surplus levels, subject to immediate reimbursement by HC2 through a five-year capital maintenance agreement. The legal entities involved in the transaction, United Teacher Associates Insurance Company (“UTA”) and Continental General Insurance Company (“CGIC”), contained substantially all of AFG’s long-term care insurance reserves (96% as measured by net statutory reserves as of November 30, 2015), as well as smaller blocks of annuity and life insurance

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

business. Following the sale of these subsidiaries, AFG has only a small block of long-term care insurance (1,600 policies) with approximately $38 million of reserves at September 30, 2016. AFG had ceased new sales of long-term care insurance in January 2010, but continued to service and accept renewal premiums on its outstanding policies, which are guaranteed renewable.

In addition to the $18 million in cash and securities received at closing and the $13 million of potential additional proceeds in the future from the release of statutory liabilities, AFG received a total of $97 million in tax benefits related to the sale. AFG received these tax benefits in the first nine months of 2016 through reduced estimated tax payments and a tax refund resulting from the carryback of the tax-basis capital loss. The receivables for these tax benefits were reflected in AFG’s financial statements at December 31, 2015.

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

Revenues, costs and expenses, and earnings before income taxes for the subsidiaries sold were (in millions):

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Life, accident and health net earned premiums:
Long-term care	$19	$56
Life operations	3	8
Net investment income	19	56
Realized gains (losses) on securities and other income	(4)	(6)
Total revenues	37	114
Annuity benefits	2	6
Life, accident and health benefits:
Long-term care	21	67
Life operations	3	8
Annuity and supplemental insurance acquisition expenses	3	9
Other expenses	4	13
Total costs and expenses	33	103
Earnings before income taxes	$4	$11

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
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$493	$517	$1,197	$1,157
Specialty casualty	497	503	1,496	1,496
Specialty financial	145	131	416	380
Other specialty	24	22	75	71
Total premiums earned	1,159	1,173	3,184	3,104
Net investment income	93	83	265	245
Other income (a)	3	2	46	61
Total property and casualty insurance	1,255	1,258	3,495	3,410
Annuity:
Net investment income	351	317	1,010	915
Other income	26	24	76	75
Total annuity	377	341	1,086	990
Run-off long-term care and life (b)	13	50	37	145
Other	58	49	173	137
Total revenues before realized gains (losses)	1,703	1,698	4,791	4,682
Realized gains (losses) on securities	2	(16)	(32)	2
Realized gains (losses) on subsidiaries	—	5	2	(157)
Total revenues	$1,705	$1,687	$4,761	$4,527

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$44	$20	$91	$14
Specialty casualty	13	31	65	96
Specialty financial	19	26	64	72
Other specialty	2	7	7	13
Other lines (c)	(36)	(69)	(101)	(70)
Total underwriting	42	15	126	125
Investment and other income, net (a)	79	75	269	272
Total property and casualty insurance	121	90	395	397
Annuity	107	67	236	230
Run-off long-term care and life (b)	1	6	—	14
Other (d)	(53)	(53)	(131)	(131)
Total earnings before realized gains (losses) and income taxes	176	110	500	510
Realized gains (losses) on securities	2	(16)	(32)	2
Realized gains (losses) on subsidiaries	—	5	2	(157)
Total earnings before income taxes	$178	$99	$470	$355

(a)
Includes pretax income of $32 million (before noncontrolling interest) from the sale of an apartment property in the second quarter of 2016 and $51 million (before noncontrolling interest) from the sale of the Le Pavillon Hotel in the second quarter of 2015.

(b)	AFG sold substantially all of its run-off long-term care insurance business in December 2015.

(c)
Includes a special charge of $65 million related to the exit of certain lines of business within AFG’s Lloyd’s-based insurer, Neon, in the second quarter of 2016 and special charges of $36 million and $67 million in the third quarter of 2016 and 2015, respectively, to increase asbestos and environmental (“A&E”) reserves.

(d)
Includes holding company interest and expenses, including a $4 million loss on retirement of debt in the third quarter of 2015, and special charges of $5 million and $12 million in the third quarter of 2016 and 2015, respectively, to increase A&E reserves related to AFG’s former railroad and manufacturing operations.

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

In December 2015, AFG completed the sale of substantially all of its run-off long-term care insurance business. Based on the status of ongoing negotiations at the end of the first quarter of 2015, management determined that the potential sale of the run-off long-term care insurance business met GAAP “held for sale” criteria as of March 31, 2015. Accordingly, AFG recorded a loss in the first quarter of 2015 to write down the net carrying value of the assets and liabilities to be disposed to the estimated net sale proceeds of $14 million (estimated fair value less costs to sell). The estimate of fair value used to determine that loss was derived using significant unobservable inputs (Level 3).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2016
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$133	$191	$8	$332
States, municipalities and political subdivisions	—	6,956	91	7,047
Foreign government	—	141	—	141
Residential MBS	—	3,597	219	3,816
Commercial MBS	—	1,815	34	1,849
Asset-backed securities (“ABS”)	—	5,422	467	5,889
Corporate and other	35	15,576	709	16,320
Total AFS fixed maturities	168	33,698	1,528	35,394
Trading fixed maturities	12	336	—	348
Equity securities — AFS and trading	1,373	101	165	1,639
Assets of managed investment entities (“MIE”)	328	3,960	24	4,312
Variable annuity assets (separate accounts) (*)	—	606	—	606
Other investments — equity index call options	—	447	—	447
Other assets — derivatives	—	14	—	14
Total assets accounted for at fair value	$1,881	$39,162	$1,717	$42,760
Liabilities:
Liabilities of managed investment entities	$310	$3,734	$23	$4,067
Derivatives in annuity benefits accumulated	—	—	1,688	1,688
Derivatives in long-term debt	—	(6)	—	(6)
Other liabilities — derivatives	—	13	—	13
Total liabilities accounted for at fair value	$310	$3,741	$1,711	$5,762

December 31, 2015
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$100	$192	$15	$307
States, municipalities and political subdivisions	—	6,767	89	6,856
Foreign government	—	154	—	154
Residential MBS	—	3,305	224	3,529
Commercial MBS	—	2,148	39	2,187
Asset-backed securities	—	4,464	470	4,934
Corporate and other	50	13,634	633	14,317
Total AFS fixed maturities	150	30,664	1,470	32,284
Trading fixed maturities	13	241	—	254
Equity securities — AFS and trading	1,362	217	140	1,719
Assets of managed investment entities	309	3,712	26	4,047
Variable annuity assets (separate accounts) (*)	—	608	—	608
Other investments — equity index call options	—	241	—	241
Other assets — derivatives	—	2	—	2
Total assets accounted for at fair value	$1,834	$35,685	$1,636	$39,155
Liabilities:
Liabilities of managed investment entities	$289	$3,468	$24	$3,781
Derivatives in annuity benefits accumulated	—	—	1,369	1,369
Derivatives in long-term debt	—	(2)	—	(2)
Other liabilities — derivatives	—	8	—	8
Total liabilities accounted for at fair value	$289	$3,474	$1,393	$5,156

(*)	Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in observable trade activity.

During the third quarter of 2016, there was one common stock with a fair value of less than $1 million that transferred from Level 1 to Level 2. During the first nine months of 2016, there were six perpetual preferred stocks with a fair value of $35 million that transferred from Level 2 to Level 1 and five perpetual preferred stocks and one common stock with aggregate fair values of $12 million and less than $1 million, respectively, that transferred from Level 1 to Level 2. During the third quarter of 2015, there was one common stock with a fair value of less than $1 million transferred from Level 2 to Level 1. During the first nine months of 2015, there were seven common stocks, four perpetual preferred stocks and one mandatory redeemable preferred stock with aggregate fair values of $80 million, $19 million and $10 million, respectively, transferred from Level 2 to Level 1. During the third quarter and first nine months of 2015, seven perpetual preferred stocks with a fair value of $31 million were transferred from Level 1 to Level 2.

Approximately 4% of the total assets carried at fair value on September 30, 2016, were Level 3 assets. Approximately 76% ($1.31 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than 10% of AFG’s shareholders’ equity, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $1.69 billion at September 30, 2016. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.4% – 2.9% over the risk free rate
Risk margin for uncertainty in cash flows	0.58% reduction in the discount rate
Surrenders	3% – 21% of indexed account value
Partial surrenders	2% – 10% of indexed account value
Annuitizations	0.25% – 1% of indexed account value
Deaths	1.5% – 4.0% of indexed account value
Budgeted option costs	1.75% – 3.5% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the third quarter and first nine months of 2016 and 2015 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2016	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2016
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	91	—	1	—	(1)	—	—	91
Residential MBS	231	(2)	—	—	(8)	—	(2)	219
Commercial MBS	36	—	—	—	(2)	—	—	34
Asset-backed securities	478	(1)	4	—	(5)	—	(9)	467
Corporate and other	689	—	(3)	37	(14)	—	—	709
Total AFS fixed maturities	1,533	(3)	2	37	(30)	—	(11)	1,528
Equity securities	166	5	5	10	(21)	—	—	165
Assets of MIE	26	(2)	—	—	—	—	—	24
Total Level 3 assets	$1,725	$—	$7	$47	$(51)	$—	$(11)	$1,717

Embedded derivatives	$(1,557)	$(109)	$—	$(53)	$31	$—	$—	$(1,688)
Total Level 3 liabilities (*)	$(1,557)	$(109)	$—	$(53)	$31	$—	$—	$(1,688)

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2015	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2015
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	84	—	1	9	(1)	—	—	93
Residential MBS	296	(3)	(1)	—	(8)	10	—	294
Commercial MBS	48	—	(1)	—	(1)	—	(1)	45
Asset-backed securities	332	—	—	110	(3)	20	(10)	449
Corporate and other	597	—	7	24	(13)	31	—	646
Total AFS fixed maturities	1,372	(3)	6	143	(26)	61	(11)	1,542
Equity securities	118	—	(2)	7	—	—	—	123
Assets of MIE	29	(3)	—	—	—	—	—	26
Total Level 3 assets	$1,519	$(6)	$4	$150	$(26)	$61	$(11)	$1,691

Embedded derivatives	$(1,258)	$130	$—	$(88)	$18	$—	$—	$(1,198)
Total Level 3 liabilities (*)	$(1,258)	$130	$—	$(88)	$18	$—	$—	$(1,198)

(*)	As discussed previously, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2016
AFS fixed maturities:
U.S. government agency	$15	$(8)	$1	$—	$—	$—	$—	$8
State and municipal	89	—	4	—	(2)	—	—	91
Residential MBS	224	—	1	—	(21)	33	(18)	219
Commercial MBS	39	(1)	—	—	(4)	—	—	34
Asset-backed securities	470	(1)	1	15	(24)	41	(35)	467
Corporate and other	633	—	24	131	(89)	15	(5)	709
Total AFS fixed maturities	1,470	(10)	31	146	(140)	89	(58)	1,528
Equity securities	140	(12)	21	22	(21)	15	—	165
Assets of MIE	26	(6)	—	4	—	—	—	24
Total Level 3 assets	$1,636	$(28)	$52	$172	$(161)	$104	$(58)	$1,717

Embedded derivatives	$(1,369)	$(188)	$—	$(207)	$76	$—	$—	$(1,688)
Total Level 3 liabilities (a)	$(1,369)	$(188)	$—	$(207)	$76	$—	$—	$(1,688)

			Total realized/unrealized gains (losses) included in
	Balance at December 31, 2014	Impact of accounting change (b)	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2015
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$—	$15
State and municipal	100	—	—	(1)	34	(1)	—	(39)	93
Residential MBS	300	—	(5)	—	—	(24)	67	(44)	294
Commercial MBS	44	—	—	(1)	—	(1)	4	(1)	45
Asset-backed securities	226	—	1	—	230	(51)	53	(10)	449
Corporate and other	546	—	(3)	(4)	103	(37)	41	—	646
Total AFS fixed maturities	1,231	—	(7)	(6)	367	(114)	165	(94)	1,542
Equity securities	93	—	(4)	(1)	52	—	—	(17)	123
Assets of MIE	31	—	(9)	—	4	—	—	—	26
Total Level 3 assets	$1,355	$—	$(20)	$(7)	$423	$(114)	$165	$(111)	$1,691

Liabilities of MIE	$(2,701)	$2,701	$—	$—	$—	$—	$—	$—	$—
Embedded derivatives	(1,160)	—	99	—	(183)	46	—	—	(1,198)
Total Level 3 liabilities (a)	$(3,861)	$2,701	$99	$—	$(183)	$46	$—	$—	$(1,198)

(a)	As discussed previously, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

(b)	The impact of implementing new guidance adopted in 2015, as discussed above and in Note A — “Accounting Policies — Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
September 30, 2016
Financial assets:
Cash and cash equivalents	$1,639	$1,639	$1,639	$—	$—
Mortgage loans	1,180	1,193	—	—	1,193
Policy loans	194	194	—	—	194
Total financial assets not accounted for at fair value	$3,013	$3,026	$1,639	$—	$1,387
Financial liabilities:
Annuity benefits accumulated (*)	$29,018	$29,020	$—	$—	$29,020
Long-term debt	1,306	1,438	—	1,417	21
Total financial liabilities not accounted for at fair value	$30,324	$30,458	$—	$1,417	$29,041

December 31, 2015
Financial assets:
Cash and cash equivalents	$1,220	$1,220	$1,220	$—	$—
Mortgage loans	1,067	1,074	—	—	1,074
Policy loans	201	201	—	—	201
Total financial assets not accounted for at fair value	$2,488	$2,495	$1,220	$—	$1,275
Financial liabilities:
Annuity benefits accumulated (*)	$26,422	$25,488	$—	$—	$25,488
Long-term debt	1,000	1,120	—	1,105	15
Total financial liabilities not accounted for at fair value	$27,422	$26,608	$—	$1,105	$25,503

(*)	Excludes $204 million and $200 million of life contingent annuities in the payout phase at September 30, 2016 and December 31, 2015, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities and equity securities at September 30, 2016 and December 31, 2015, consisted of the following (in millions):

	September 30, 2016					December 31, 2015
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$328	$6	$(2)	$4	$332	$305	$5	$(3)	$2	$307
States, municipalities and political subdivisions	6,597	455	(5)	450	7,047	6,642	249	(35)	214	6,856
Foreign government	134	7	—	7	141	147	7	—	7	154
Residential MBS	3,530	300	(14)	286	3,816	3,236	308	(15)	293	3,529
Commercial MBS	1,764	85	—	85	1,849	2,111	77	(1)	76	2,187
Asset-backed securities	5,844	70	(25)	45	5,889	4,961	25	(52)	(27)	4,934
Corporate and other	15,389	962	(31)	931	16,320	14,163	422	(268)	154	14,317
Total fixed maturities	$33,586	$1,885	$(77)	$1,808	$35,394	$31,565	$1,093	$(374)	$719	$32,284

Equity Securities:
Common stocks	$939	$157	$(27)	$130	$1,069	$1,051	$146	$(79)	$67	$1,118
Perpetual preferred stocks	453	34	(3)	31	484	418	23	(6)	17	435
Total equity securities	$1,392	$191	$(30)	$161	$1,553	$1,469	$169	$(85)	$84	$1,553

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at September 30, 2016 and December 31, 2015, respectively, were $192 million and $205 million. Gross unrealized gains on such securities at September 30, 2016 and December 31, 2015 were $131 million and $134 million, respectively. Gross unrealized losses on such securities at September 30, 2016 and December 31, 2015 were $5 million and $6 million, respectively. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and nearly all relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
September 30, 2016
Fixed maturities:
U.S. Government and government agencies	$—	$51	100%	$(2)	$8	80%
States, municipalities and political subdivisions	(2)	191	99%	(3)	50	94%
Residential MBS	(7)	490	99%	(7)	158	96%
Commercial MBS	—	23	100%	—	4	100%
Asset-backed securities	(13)	924	99%	(12)	535	98%
Corporate and other	(8)	470	98%	(23)	336	94%
Total fixed maturities	$(30)	$2,149	99%	$(47)	$1,091	96%

Equity securities:
Common stocks	$(27)	$233	90%	$—	$—	—%
Perpetual preferred stocks	(2)	89	98%	(1)	6	86%
Total equity securities	$(29)	$322	92%	$(1)	$6	86%

December 31, 2015
Fixed maturities:
U.S. Government and government agencies	$(1)	$112	99%	$(2)	$15	88%
States, municipalities and political subdivisions	(33)	1,419	98%	(2)	50	96%
Residential MBS	(7)	438	98%	(8)	201	96%
Commercial MBS	—	95	100%	(1)	28	97%
Asset-backed securities	(42)	2,706	98%	(10)	455	98%
Corporate and other	(229)	4,661	95%	(39)	165	81%
Total fixed maturities	$(312)	$9,431	97%	$(62)	$914	94%

Equity securities:
Common stocks	$(79)	$509	87%	$—	$—	—%
Perpetual preferred stocks	(3)	91	97%	(3)	22	88%
Total equity securities	$(82)	$600	88%	$(3)	$22	88%

At September 30, 2016, the gross unrealized losses on fixed maturities of $77 million relate to approximately 475 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 49% of the gross unrealized loss and 74% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first nine months of 2016, AFG recorded $2 million in other-than-temporary impairment charges related to its residential MBS.

In the first nine months of 2016, AFG recorded approximately $34 million in other-than-temporary impairment charges related to corporate bonds and other fixed maturities.

AFG recorded $79 million in other-than-temporary impairment charges on common stocks in the first nine months of 2016. At September 30, 2016, the gross unrealized losses on common stocks of $27 million relate to 32 securities, none of which has been in an unrealized loss position for more than 12 months.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG recorded $4 million in other-than-temporary impairment charges on preferred stocks in the first nine months of 2016. At September 30, 2016, the gross unrealized losses on preferred stocks of $3 million relate to 14 securities. All of the preferred stocks that have been in an unrealized loss position for 12 months or more (1 security), have investment grade ratings.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2016.

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2016	2015
Balance at June 30	$157	$166
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	2
Reductions due to sales or redemptions	(2)	(2)
Balance at September 30	$155	$166

Balance at January 1	$160	$170
Additional credit impairments on:
Previously impaired securities	2	1
Securities without prior impairments	—	2
Reductions due to sales or redemptions	(7)	(7)
Balance at September 30	$155	$166

The table below sets forth the scheduled maturities of available for sale fixed maturities as of September 30, 2016 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$1,036	$1,053	3%
After one year through five years	5,686	6,047	17%
After five years through ten years	11,767	12,467	35%
After ten years	3,959	4,273	12%
	22,448	23,840	67%
ABS (average life of approximately 5 years)	5,844	5,889	17%
MBS (average life of approximately 4 years)	5,294	5,665	16%
Total	$33,586	$35,394	100%

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at September 30, 2016 or December 31, 2015.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
September 30, 2016
Unrealized gain on:
Fixed maturities — annuity segment (*)	$1,420	$(497)	$923
Fixed maturities — all other	388	(145)	243
Total fixed maturities	1,808	(642)	1,166
Equity securities	161	(58)	103
Total investments	1,969	(700)	1,269
Deferred policy acquisition costs — annuity segment	(614)	215	(399)
Annuity benefits accumulated	(179)	63	(116)
Life, accident and health reserves	(1)	—	(1)
Unearned revenue	30	(11)	19
Total net unrealized gain on marketable securities	$1,205	$(433)	$772

December 31, 2015
Unrealized gain on:
Fixed maturities — annuity segment (*)	$523	$(183)	$340
Fixed maturities — all other	196	(72)	124
Total fixed maturities	719	(255)	464
Equity securities	84	(30)	54
Total investments	803	(285)	518
Deferred policy acquisition costs — annuity segment	(233)	82	(151)
Annuity benefits accumulated	(64)	22	(42)
Unearned revenue	11	(4)	7
Total net unrealized gain on marketable securities	$517	$(185)	$332

(*)	Unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Investment income:
Fixed maturities	$378	$370	$1,126	$1,082
Equity securities	20	20	59	54
Equity in earnings of partnerships and similar investments	16	18	31	26
Other	23	22	64	69
Gross investment income	437	430	1,280	1,231
Investment expenses	(4)	(5)	(13)	(14)
Net investment income	$433	$425	$1,267	$1,217

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Three months ended September 30, 2016				Three months ended September 30, 2015
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$5	$(2)	$3	$52	$7	$(17)	$(10)	$(9)
Equity securities	14	(16)	(2)	89	13	(23)	(10)	(135)
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Other (*)	(1)	2	1	(5)	(1)	5	4	(11)
Total pretax	18	(16)	2	136	19	(35)	(16)	(155)
Tax effects	(7)	5	(2)	(48)	(7)	13	6	55
Noncontrolling interests	—	1	1	(1)	(1)	1	—	2
Net of tax and noncontrolling interests	$11	$(10)	$1	$87	$11	$(21)	$(10)	$(98)

	Nine months ended September 30, 2016				Nine months ended September 30, 2015
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$36	$(37)	$(1)	$1,089	$17	$(32)	$(15)	$(414)
Equity securities	46	(83)	(37)	77	59	(48)	11	(150)
Mortgage loans and other investments	—	—	—	—	(2)	—	(2)	—
Other (*)	(7)	13	6	(478)	(3)	11	8	166
Total pretax	75	(107)	(32)	688	71	(69)	2	(398)
Tax effects	(27)	38	11	(241)	(25)	25	—	140
Noncontrolling interests	(1)	3	2	(7)	(1)	1	—	4
Net of tax and noncontrolling interests	$47	$(66)	$(19)	$440	$45	$(43)	$2	$(254)

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the statement of cash flows consisted of the following (in millions):

	Nine months ended September 30,
	2016	2015
Fixed maturities:
Gross gains	$44	$24
Gross losses	(8)	—
Equity securities:
Gross gains	49	59
Gross losses	(3)	—

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

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		September 30, 2016		December 31, 2015
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$120	$—	$130	$—
Public company warrants	Equity securities	3	—	4	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	1,688	—	1,369
Equity index call options	Other investments	447	—	241	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	13	—	7
		$570	$1,701	$375	$1,376

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

AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($300 million at September 30, 2016 and $211 million at December 31, 2015) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A to the financial statements, certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the third quarter and first nine months of 2016 and 2015 (in millions):

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statement of Earnings Line	2016	2015	2016	2015
MBS with embedded derivatives	Realized gains on securities	$(4)	$(4)	$—	$(7)
Public company warrants	Realized gains on securities	1	—	—	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits	(109)	130	(188)	99
Equity index call options	Annuity benefits	105	(167)	81	(144)
Reinsurance contracts (embedded derivative)	Net investment income	—	1	(6)	4
		$(7)	$(40)	$(113)	$(48)

Derivatives Designated and Qualifying as Cash Flow Hedges  As of September 30, 2016, AFG has entered into four interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps amortize down over each swap’s respective life (the swaps expire between August 2019 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps increased to $677 million at September 30, 2016 compared to $614 million at December 31, 2015, reflecting a $163 million notional amount swap entered into in the first quarter of 2016, partially offset by the scheduled amortization discussed above. The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was $14 million at September 30, 2016 and $2 million at December 31, 2015. The fair value of the effective portion of the interest rate swaps in a liability position and included in other liabilities was zero at September 30, 2016 and less than $1 million at December 31, 2015. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and tax. Amounts reclassified from AOCI to net investment income were $2 million in both of the third quarters of 2016 and 2015 and $5 million and $4 million in the first nine months of 2016 and 2015, respectively. There was no ineffectiveness recorded in net earnings during these periods.

Derivative Designated and Qualifying as a Fair Value Hedge   In June 2015, AFG entered into an interest rate swap to mitigate the interest rate risk associated with its fixed-rate 9-7/8% Senior Notes due June 2019 by effectively converting the interest rate on those notes to a floating rate of three-month LIBOR plus 8.099% (8.9493% at September 30, 2016). Since the terms of the interest rate swap match the terms of the hedged debt, changes in the fair value of the interest rate swap are offset by changes in the fair value of the hedged debt attributable to changes in interest rates. The fair value of the interest rate swap (asset of $6 million and $2 million at September 30, 2016 and December 31, 2015, respectively) and the offsetting adjustment to the carrying value of the 9-7/8% Senior Notes are both included in long-term debt on AFG’s Balance Sheet. Accordingly, the net impact on AFG’s current period earnings is that the interest expense associated with the hedged debt is effectively recorded at the floating rate. The net reduction in interest expense from the swap was $1 million in the third quarter of 2016, $3 million in the first nine months of 2016 and $1 million in both the third quarter and first nine months of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized	Total	Total
Balance at June 30, 2016	$234	$1,089	$116	$51	$1,256	$(609)	$647	$881
Additions	132	48	1	—	49	—	49	181
Amortization:
Periodic amortization	(134)	(42)	(6)	(3)	(51)	—	(51)	(185)
Included in realized gains	—	1	—	—	1	—	1	1
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	(10)	(10)	(10)
Balance at September 30, 2016	$231	$1,096	$111	$48	$1,255	$(619)	$636	$867

Balance at June 30, 2015	$223	$934	$123	$68	$1,125	$(383)	$742	$965
Additions	138	74	3	—	77	—	77	215
Amortization:
Periodic amortization	(132)	(36)	(6)	(3)	(45)	—	(45)	(177)
Included in realized gains	—	3	—	—	3	—	3	3
Foreign currency translation	(2)	—	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	—	(11)	(11)	(11)
Balance at September 30, 2015	$227	$975	$120	$65	$1,160	$(394)	$766	$993

Balance at December 31, 2015	$226	$1,018	$119	$55	$1,192	$(234)	$958	$1,184
Additions	403	172	8	—	180	—	180	583
Amortization:
Periodic amortization	(396)	(99)	(17)	(7)	(123)	—	(123)	(519)
Included in realized gains	—	5	1	—	6	—	6	6
Foreign currency translation	(2)	—	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	—	(385)	(385)	(385)
Balance at September 30, 2016	$231	$1,096	$111	$48	$1,255	$(619)	$636	$867

Balance at December 31, 2014	$221	$925	$132	$74	$1,131	$(531)	$600	$821
Additions	396	164	7	—	171	—	171	567
Amortization:
Periodic amortization	(388)	(120)	(20)	(9)	(149)	—	(149)	(537)
Included in realized gains	—	6	1	—	7	—	7	7
Foreign currency translation	(2)	—	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	—	137	137	137
Balance at September 30, 2015	$227	$975	$120	$65	$1,160	$(394)	$766	$993

The present value of future profits (“PVFP”) amounts in the table above are net of $132 million and $125 million of accumulated amortization at September 30, 2016 and December 31, 2015, respectively.

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

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $245 million (including $126 million invested in the most subordinate tranches) at September 30, 2016, and $266 million at December 31, 2015. At September 30, 2016, AFG had $40 million of additional subordinate CLO-related exposure to a temporary warehousing facility that was established in connection with the formation of a new CLO. The warehousing facility terminated with no loss to AFG when the new CLO was issued on November 3, 2016.

In May 2016, AFG formed a new CLO, which issued $406 million face amount of liabilities (including $36 million face amount purchased by subsidiaries of AFG). During the first nine months of 2016, AFG subsidiaries also purchased $19 million face amount of senior debt and subordinate tranches of existing CLOs for $15 million. In May 2015, AFG formed a new CLO, which issued $511 million face amount of liabilities (including $45 million face amount purchased by subsidiaries of AFG). During the first nine months of 2016 and 2015, AFG subsidiaries received $69 million and $1 million, respectively, in sale and redemption proceeds from its CLO investments.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$60	$(53)	$107	$(27)
Liabilities	(49)	42	(98)	11
Management fees paid to AFG	4	4	12	11
CLO earnings (losses) attributable to AFG shareholders (b)	17	(3)	29	5

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $93 million and $214 million at September 30, 2016 and December 31, 2015. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $159 million and $205 million at those dates. The CLO assets include $1 million in loans at both September 30, 2016 and December 31, 2015, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $10 million at both those dates).

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $199 million during the first nine months of 2016. Included in other assets in AFG’s Balance Sheet is $36 million at September 30, 2016 and $41 million at December 31, 2015 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $23 million and $18 million, respectively. Amortization of intangibles was $2 million in both the third quarters of 2016 and 2015 and $6 million in both the first nine months of 2016 and 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2016			December 31, 2015
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$(1)	$349	$350	$(1)	$349
3-1/2% Senior Notes due August 2026	300	(4)	296	—	—	—
6-3/8% Senior Notes due June 2042	230	(7)	223	230	(7)	223
5-3/4% Senior Notes due August 2042	125	(4)	121	125	(4)	121
Other	3	—	3	3	—	3
	1,008	(16)	992	708	(12)	696

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	(5)	145	150	(5)	145
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
	300	(10)	290	300	(10)	290

Subsidiaries:
National Interstate bank credit facility	18	—	18	12	—	12
	$1,326	$(26)	$1,300	$1,020	$(22)	$998

To achieve a desired balance between fixed and variable rate debt, AFG entered into an interest rate swap in June 2015, which effectively converts its 9-7/8% Senior Notes to a floating rate of three-month LIBOR plus 8.099% (8.9493% at September 30, 2016 and 8.6110% at December 31, 2015). The fair value of the interest rate swap (asset of $6 million and $2 million at September 30, 2016 and December 31, 2015, respectively) and the offsetting adjustment to the carrying value of the notes are both included in the carrying value of the 9-7/8% Senior Notes in the table above.

Scheduled principal payments on debt for the balance of 2016, the subsequent five years and thereafter were as follows:
2016 — $18 million; 2017 — none; 2018 — none; 2019 — $350 million; 2020 — none; 2021 — none and thereafter — $958 million.

As shown below (principal amount, in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	September 30, 2016	December 31, 2015
Senior unsecured obligations	$1,026	$720
Subordinated unsecured obligations	300	300
	$1,326	$1,020

In August 2016, AFG issued $300 million in 3-1/2% Senior Notes due in 2026 at a price of 99.608%. The net proceeds of the offering will be used to fund a portion of the proposed acquisition of all shares of National Interstate Corporation common stock that are not currently owned by AFG (discussed in Note B — “Acquisition and Sale of Businesses”).

In June 2016, AFG replaced its existing credit facility with a new five-year, $500 million revolving credit facility which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at September 30, 2016 or AFG’s previous credit facility at December 31, 2015.

National Interstate can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. At September 30, 2016, there was $18 million outstanding under this agreement, including $6 million borrowed in September 2016. If the National Interstate merger (discussed in Note B — “Acquisition and Sale of Businesses”) is consummated

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

following the November 10, 2016 NATL shareholders’ meeting, the entire amount outstanding under this agreement will be repaid and the credit agreement will be terminated. This expected repayment is reflected in the scheduled principal payments information presented above.

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

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Quarter ended September 30, 2016
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$138	$(49)	$89	$(1)	$88
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(2)	1	(1)	—	(1)
Total net unrealized gains on securities (b)	$685	136	(48)	88	(1)	87	$772
Net unrealized gains (losses) on cash flow hedges	5	(1)	1	—	—	—	5
Foreign currency translation adjustments	(15)	(2)	(1)	(3)	—	(3)	(18)
Pension and other postretirement plans adjustments	(6)	—	—	—	—	—	(6)
Total	$669	$133	$(48)	$85	$(1)	$84	$753

Quarter ended September 30, 2015
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(171)	$61	$(110)	$3	$(107)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		16	(6)	10	(1)	9
Total net unrealized gains (losses) on securities	$587	(155)	55	(100)	2	(98)	$489
Net unrealized gains on cash flow hedges	—	3	(1)	2	—	2	2
Foreign currency translation adjustments	(16)	(5)	(2)	(7)	—	(7)	(23)
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	(7)
Total	$563	$(156)	$52	$(104)	$2	$(102)	$461

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Nine months ended September 30, 2016
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$656	$(229)	$427	$(6)	$421
Reclassification adjustment for realized (gains) losses included in net earnings (a)		32	(12)	20	(1)	19
Total net unrealized gains on securities (b)	$332	688	(241)	447	(7)	440	$772
Net unrealized gains on cash flow hedges	1	6	(2)	4	—	4	5
Foreign currency translation adjustments	(22)	2	2	4	—	4	(18)
Pension and other postretirement plans adjustments	(7)	1	—	1	—	1	(6)
Total	$304	$697	$(241)	$456	$(7)	$449	$753

Nine months ended September 30, 2015
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(394)	$139	$(255)	$5	$(250)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(4)	1	(3)	(1)	(4)
Total net unrealized gains (losses) on securities	$743	(398)	140	(258)	4	(254)	$489
Net unrealized gains on cash flow hedges	—	3	(1)	2	—	2	2
Foreign currency translation adjustments	(8)	(11)	(4)	(15)	—	(15)	(23)
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	(7)
Total	$727	$(405)	$135	$(270)	$4	$(266)	$461

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $51 million at September 30, 2016 compared to $48 million at June 30, 2016 and $51 million at December 31, 2015 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2016, AFG issued 318,940 shares of restricted Common Stock (average fair value of $67.00 per share) under the Stock Incentive Plan. In addition, AFG issued 40,336 shares of Common Stock (fair value of $71.05 per share) in the first quarter of 2016 under the Equity Bonus Plan. AFG did not grant any stock options in the first nine months of 2016.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $7 million and $5 million in the third quarters of 2016 and 2015 and $21 million and $18 million in the first nine months of 2016 and 2015, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$178		$99		$470		$355

Income taxes at statutory rate	$63	35%	$34	35%	$165	35%	$124	35%
Effect of:
Tax exempt interest	(5)	(3%)	(6)	(6%)	(18)	(4%)	(20)	(6%)
Change in valuation allowance	7	4%	8	8%	40	9%	8	2%
Subsidiaries not in AFG’s tax return	2	1%	—	—%	4	1%	2	1%
Other	(2)	—%	(3)	(4%)	(1)	(1%)	1	—%
Provision for income taxes as shown in the statement of earnings	$65	37%	$33	33%	$190	40%	$115	32%

Excluding the $65 million charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer, AFG’s effective tax rate for the nine months ended September 30, 2016, was 36%. AFG maintains a full valuation allowance against the deferred tax benefits associated with losses related to Neon.

During the first nine months of 2016, there were no material changes to AFG’s liability for uncertain tax positions.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	35	Results of Operations — Third Quarter	50
Overview	36	Segmented Statement of Earnings	50
Critical Accounting Policies	36	Property and Casualty Insurance	51
Liquidity and Capital Resources	37	Annuity	60
Ratios	37	Run-off Long-Term Care and Life	66
Condensed Consolidated Cash Flows	37	Holding Company, Other and Unallocated	67
Parent and Subsidiary Liquidity	38	Results of Operations — First Nine Months	70
Investments	40	Segmented Statement of Earnings	70
Uncertainties	44	Property and Casualty Insurance	71
Managed Investment Entities	44	Annuity	80
Results of Operations	48	Run-off Long-Term Care and Life	86
General	48	Holding Company, Other and Unallocated	87
		Recent and Pending Accounting Standards	89

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

•	development of insurance loss reserves and establishment of other reserves, particularly with respect to amounts associated with asbestos and environmental claims;

•	availability of reinsurance and ability of reinsurers to pay their obligations;

•	trends in persistency and mortality;

•	competitive pressures;

•	the ability to obtain adequate rates and policy terms;

•	changes in AFG’s credit ratings or the financial strength ratings assigned by major ratings agencies to AFG’s operating subsidiaries; and

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

Net earnings attributable to AFG’s shareholders for the third quarter and first nine months of 2016 were $109 million ($1.23 per share, diluted) and $264 million ($2.98 per share, diluted), respectively, compared to $63 million ($0.71 per share, diluted) and $223 million ($2.49 per share, diluted) reported in the same periods of 2015, reflecting:

•	higher underwriting profit and net investment income in the property and casualty insurance segment,

•	higher earnings in the annuity segment,

•
realized gains on securities in the third quarter of 2016 and realized losses in the first nine months of 2016 compared to realized losses on securities in the third quarter of 2015 and realized gains on securities in the first nine months of 2015,

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2015 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	September 30, 2016	December 31,
		2015	2014
Principal amount of long-term debt	$1,326	$1,020	$1,061
Total capital	6,015	5,512	5,513
Ratio of debt to total capital:
Including subordinated debt and debt secured by real estate	22.0%	18.5%	19.2%
Excluding subordinated debt and debt secured by real estate	17.1%	13.1%	15.6%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.63 for the nine months ended September 30, 2016 and 1.66 for the year ended December 31, 2015. Excluding annuity benefits, this ratio was 7.07 and 6.58, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Nine months ended September 30,
	2016	2015
Net cash provided by operating activities	$673	$907
Net cash used in investing activities	(2,446)	(3,415)
Net cash provided by financing activities	2,192	2,059
Net change in cash and cash equivalents	$419	$(449)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Net cash provided by operating activities was $673 million for the first nine months of 2016 compared to $907 million in the first nine months of 2015, a decrease of $234 million.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $2.45 billion for the first nine months of 2016 compared to $3.42 billion in the first nine months of 2015, a decrease of $969 million. The $101 million decrease in net cash flows from annuity policyholders in the first nine months of 2016 as compared to the 2015 period (discussed below under net cash provided by financing activities) decreased the amount of cash available for investment in the first nine months of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

2016 compared to the same 2015 period. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments (collateralized loan obligations), which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $24 million use of cash in the first nine months of 2016 compared to a $482 million use of cash in the 2015 period, accounting for a $458 million decrease in net cash used in investing activities in the first nine months of 2016 compared to the same 2015 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $2.19 billion for the first nine months of 2016 compared to $2.06 billion in the first nine months of 2015, an increase of $133 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.78 billion in the first nine months of 2016 compared to $1.88 billion in the first nine months of 2015, resulting in a $101 million decrease in net cash provided by financing activities in the 2016 period compared to the 2015 period. In August 2016, AFG issued $300 million of 3-1/2% Senior Notes due 2026, the net proceeds of which contributed $296 million to net cash provided by financing activities in the first nine months of 2016. Redemptions of long-term debt was a $182 million use of cash in the first nine months of 2015. During the first nine months of 2016, AFG repurchased $124 million of its Common Stock compared to $113 million repurchased in the first nine months of 2015, which accounted for an $11 million decrease in net cash provided by financing activities in the 2016 period compared to the 2015 period. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $281 million in the first nine months of 2016 compared to $501 million in the first nine months of 2015, accounting for a $220 million decrease in net cash provided by financing activities in the 2016 period compared to the 2015 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

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

In June 2016, AFG replaced its bank credit facility with a five-year, $500 million revolving credit line. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2015 or the first nine months of 2016.

On July 25, 2016, AFG announced that it had reached an agreement with the Special Committee of the Board of Directors of National Interstate Corporation (“NATL”) to acquire all shares of NATL that it does not currently own. NATL is a 51%-owned property and casualty insurance subsidiary of AFG’s wholly-owned property and casualty insurance subsidiary, Great American Insurance Company (“GAI”). Shareholders of NATL, other than GAI, will receive $32.00 per share in cash in the transaction. In addition, NATL will pay a one-time special dividend to its shareholders of $0.50 per NATL share in cash immediately prior to the closing of the merger. The transaction remains subject to the approval of shareholders holding a majority of the shares of NATL not owned by AFG or its affiliates at a special meeting of NATL shareholders to be held on November 10, 2016. Based on the $32.00 per share purchase price plus $0.50 special dividend, the purchase price to acquire the NATL shares not currently owned by GAI will be approximately $320 million.

In August 2016, AFG issued $300 million of 3-1/2% Senior Notes due 2026. AFG intends to use the net proceeds from the offering to fund a portion of the proposed acquisition of all of the shares of NATL that it does not currently own, which is expected to occur in the fourth quarter of 2016.

During the first nine months of 2016, AFG repurchased 1.8 million shares of its Common Stock for $124 million. In November 2016, AFG declared a special cash dividend of $1.00 per share of AFG Common Stock (approximately $87 million). This special cash dividend is in addition to AFG’s regular quarterly cash dividend. During 2015, AFG repurchased 2.0 million shares of its Common Stock for $126 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Under a tax allocation agreement with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with a substantial additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. At September 30, 2016, GALIC had $935 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.02% to 0.49% over LIBOR (average rate of 0.94% at September 30, 2016). While these advances must be repaid between 2016 and 2021 ($200 million in 2016, $285 million in 2018, $300 million in 2020 and $150 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At September 30, 2016, GALIC estimated that it had additional borrowing capacity of approximately $500 million from the FHLB.

NATL can borrow up to $100 million under its unsecured credit agreement, which expires in November 2017. There was $18 million borrowed under this agreement at September 30, 2016, including $6 million borrowed in September 2016. Amounts borrowed under the NATL credit agreement will be repaid and this credit agreement will be terminated immediately prior to the consummation of the proposed transaction under which AFG would acquire all of the NATL shares that it does not currently own, which is expected to close in the fourth quarter of 2016.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At September 30, 2016, AFG could reduce the average crediting rate on approximately $22 billion of traditional fixed and fixed-indexed deferred annuities without guaranteed withdrawal benefits by approximately 76 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	at September 30,
GMIR	2016	2015
1 — 1.99%	71%	64%
2 — 2.99%	6%	8%
3 — 3.99%	12%	15%
4.00% and above	11%	13%

Annuity benefits accumulated (in millions)	$29,222	$26,026

At the beginning of 2016, AFG’s cost of funds (interest credited plus the cost of options) for newly-issued traditional fixed and fixed-indexed annuities was 2.50% (after adjusting for the timing of option purchases, and the cost of upfront bonuses and certain policy features). As a result of the decline in market investment yields during the second quarter of 2016, AFG took several actions that reduced the weekly cost of funds on new business to 2.16% as of October 17, 2016. In addition to lowering the cost of funds, AFG also reduced certain commission rates and rider benefits for contracts issued during 2016. The year-to-

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

date 2016 weighted average cost of funds for newly issued traditional fixed and fixed-indexed annuities through October 17, 2016 was 2.26%.

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

Investments   AFG’s investment portfolio at September 30, 2016, contained $35.39 billion in fixed maturity securities and $1.55 billion in equity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $348 million in fixed maturities and $86 million in equity securities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For mortgage-backed securities (“MBS”), which comprise approximately 16% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 79% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2016 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$35,742
Percentage impact on fair value of 100 bps increase in interest rates	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,787)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	700
Estimated pretax impact on accumulated other comprehensive income	(1,087)
Deferred income tax	381
Noncontrolling interests	12
Estimated after-tax impact on accumulated other comprehensive income	$(694)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Approximately 89% of the fixed maturities held by AFG at September 30, 2016, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at September 30, 2016, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS are each approximately 4 years.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$236	$240	102%	$4	100%
Non-agency prime	1,475	1,637	111%	162	30%
Alt-A	1,148	1,226	107%	78	12%
Subprime	675	717	106%	42	23%
Commercial	1,763	1,848	105%	85	96%
	$5,297	$5,668	107%	$371	50%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At September 30, 2016, 96% (based on statutory carrying value of $5.22 billion) of AFG’s MBS securities had a NAIC designation of 1.

Municipal bonds represented approximately 20% of AFG’s fixed maturity portfolio at September 30, 2016. AFG’s municipal bond portfolio is high quality, with 98% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At September 30, 2016, approximately 75% of the municipal bond portfolio was held in revenue bonds, with the remaining 25% held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2016, is shown in the following table (dollars in millions). Approximately $375 million of available for sale fixed maturity securities and $57 million of available for sale equity securities had no unrealized gains or losses at September 30, 2016.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$31,779	$3,240
Amortized cost of securities	$29,894	$3,317
Gross unrealized gain (loss)	$1,885	$(77)
Fair value as % of amortized cost	106%	98%
Number of security positions	4,678	477
Number individually exceeding $2 million gain or loss	131	4
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$455	$(5)
Mortgage-backed securities	385	(14)
Manufacturing	202	(5)
Banks, savings and credit institutions	194	(4)
Gas and electric services	97	(2)
Asset-backed securities	70	(25)
Oil and gas extraction	31	(11)
Percentage rated investment grade	90%	74%

Available for Sale Equity Securities
Fair value of securities	$1,168	$328
Cost of securities	$977	$358
Gross unrealized gain (loss)	$191	$(30)
Fair value as % of cost	120%	92%
Number of security positions	189	46
Number individually exceeding $2 million gain or loss	24	5

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2016, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	1%
After one year through five years	18%	9%
After five years through ten years	37%	19%
After ten years	13%	5%
	71%	34%
Asset-backed securities (average life of approximately 5 years)	14%	45%
Mortgage-backed securities (average life of approximately 4 years)	15%	21%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at September 30, 2016
Securities with unrealized gains:
Exceeding $500,000 (1,183 securities)	$15,580	$1,343	109%
$500,000 or less (3,495 securities)	16,199	542	103%
	$31,779	$1,885	106%
Securities with unrealized losses:
Exceeding $500,000 (33 securities)	$500	$(39)	93%
$500,000 or less (444 securities)	2,740	(38)	99%
	$3,240	$(77)	98%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at September 30, 2016
Investment grade fixed maturities with losses for:
Less than one year (208 securities)	$1,644	$(20)	99%
One year or longer (111 securities)	757	(17)	98%
	$2,401	$(37)	98%
Non-investment grade fixed maturities with losses for:
Less than one year (82 securities)	$505	$(10)	98%
One year or longer (76 securities)	334	(30)	92%
	$839	$(40)	95%
Common stocks with losses for:
Less than one year (32 securities)	$233	$(27)	90%
One year or longer (none)	—	—	—%
	$233	$(27)	90%
Perpetual preferred stocks with losses for:
Less than one year (13 securities)	$89	$(2)	98%
One year or longer (1 security)	6	(1)	86%
	$95	$(3)	97%

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

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2016. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
September 30, 2016
Assets:
Cash and investments	$42,049	$—	$(244)	(a)	$41,805
Assets of managed investment entities	—	4,312	—		4,312
Other assets	8,729	—	(1)	(a)	8,728
Total assets	$50,778	$4,312	$(245)		$54,845
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$10,989	$—	$—		$10,989
Annuity, life, accident and health benefits and reserves	29,922	—	—		29,922
Liabilities of managed investment entities	—	4,297	(230)	(a)	4,067
Long-term debt and other liabilities	4,509	—	—		4,509
Total liabilities	45,420	4,297	(230)		49,487
Shareholders’ equity:
Common Stock and Capital surplus	1,329	15	(15)		1,329
Retained earnings	3,079	—	—		3,079
Accumulated other comprehensive income, net of tax	753	—	—		753
Total shareholders’ equity	5,161	15	(15)		5,161
Noncontrolling interests	197	—	—		197
Total equity	5,358	15	(15)		5,358
Total liabilities and equity	$50,778	$4,312	$(245)		$54,845

December 31, 2015
Assets:
Cash and investments	$38,001	$—	$(265)	(a)	$37,736
Assets of managed investment entities	—	4,047	—		4,047
Other assets	8,055	—	(1)	(a)	8,054
Total assets	$46,056	$4,047	$(266)		$49,837
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$10,187	$—	$—		$10,187
Annuity, life, accident and health benefits and reserves	27,327	—	—		27,327
Liabilities of managed investment entities	—	4,027	(246)	(a)	3,781
Long-term debt and other liabilities	3,772	—	—		3,772
Total liabilities	41,286	4,027	(246)		45,067
Shareholders’ equity:
Common Stock and Capital surplus	1,301	20	(20)		1,301
Retained earnings	2,987	—	—		2,987
Accumulated other comprehensive income, net of tax	304	—	—		304
Total shareholders’ equity	4,592	20	(20)		4,592
Noncontrolling interests	178	—	—		178
Total equity	4,770	20	(20)		4,770
Total liabilities and equity	$46,056	$4,047	$(266)		$49,837

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended September 30, 2016
Revenues:
Insurance net earned premiums	$1,165	$—	$—		$1,165
Net investment income	450	—	(17)	(b)	433
Realized gains on securities	2	—	—		2
Income (loss) of managed investment entities:
Investment income	—	48	—		48
Gain (loss) on change in fair value of assets/liabilities	—	—	11	(b)	11
Other income	50	—	(4)	(c)	46
Total revenues	1,667	48	(10)		1,705
Costs and Expenses:
Insurance benefits and expenses	1,372	—	—		1,372
Expenses of managed investment entities	—	48	(10)	(b)(c)	38
Interest charges on borrowed money and other expenses	117	—	—		117
Total costs and expenses	1,489	48	(10)		1,527
Earnings before income taxes	178	—	—		178
Provision for income taxes	65	—	—		65
Net earnings, including noncontrolling interests	113	—	—		113
Less: Net earnings attributable to noncontrolling interests	4	—	—		4
Net earnings attributable to shareholders	$109	$—	$—		$109

Three months ended September 30, 2015
Revenues:
Insurance net earned premiums	$1,201	$—	$—		$1,201
Net investment income	422	—	3	(b)	425
Realized gains (losses) on:
Securities	(16)	—	—		(16)
Subsidiaries	5	—	—		5
Income (loss) of managed investment entities:
Investment income	—	40	—		40
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(10)	(b)	(11)
Other income	47	—	(4)	(c)	43
Total revenues	1,659	39	(11)		1,687
Costs and Expenses:
Insurance benefits and expenses	1,449	—	—		1,449
Expenses of managed investment entities	—	39	(11)	(b)(c)	28
Interest charges on borrowed money and other expenses	111	—	—		111
Total costs and expenses	1,560	39	(11)		1,588
Earnings before income taxes	99	—	—		99
Provision for income taxes	33	—	—		33
Net earnings, including noncontrolling interests	66	—	—		66
Less: Net earnings attributable to noncontrolling interests	3	—	—		3
Net earnings attributable to shareholders	$63	$—	$—		$63

(a)
Includes $17 million and ($3 million) in the third quarter of 2016 and 2015, respectively, representing the change in fair value of AFG’s CLO investments plus $4 million in both the third quarter of 2016 and 2015 in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $6 million and $7 million in the third quarter of 2016 and 2015, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Nine months ended September 30, 2016
Revenues:
Insurance net earned premiums	$3,202	$—	$—		$3,202
Net investment income	1,296	—	(29)	(b)	1,267
Realized gains (losses) on:
Securities	(32)	—	—		(32)
Subsidiaries	2	—	—		2
Income (loss) of managed investment entities:
Investment income	—	141	—		141
Gain (loss) on change in fair value of assets/liabilities	—	2	7	(b)	9
Other income	184	—	(12)	(c)	172
Total revenues	4,652	143	(34)		4,761
Costs and Expenses:
Insurance benefits and expenses	3,868	—	—		3,868
Expenses of managed investment entities	—	142	(33)	(b)(c)	109
Interest charges on borrowed money and other expenses	314	—	—		314
Total costs and expenses	4,182	142	(33)		4,291
Earnings before income taxes	470	1	(1)		470
Provision for income taxes	190	—	—		190
Net earnings, including noncontrolling interests	280	1	(1)		280
Less: Net earnings attributable to noncontrolling interests	16	—	—		16
Net earnings attributable to shareholders	$264	$1	$(1)		$264

Nine months ended September 30, 2015
Revenues:
Insurance net earned premiums	$3,184	$—	$—		$3,184
Net investment income	1,222	—	(5)	(b)	1,217
Realized gains (losses) on:
Securities	2	—	—		2
Subsidiaries	(157)	—	—		(157)
Income (loss) of managed investment entities:
Investment income	—	112	—		112
Gain (loss) on change in fair value of assets/liabilities	—	2	(18)	(b)	(16)
Other income	196	—	(11)	(c)	185
Total revenues	4,447	114	(34)		4,527
Costs and Expenses:
Insurance benefits and expenses	3,784	—	—		3,784
Expenses of managed investment entities	—	112	(32)	(b)(c)	80
Interest charges on borrowed money and other expenses	308	—	—		308
Total costs and expenses	4,092	112	(32)		4,172
Earnings before income taxes	355	2	(2)		355
Provision for income taxes	115	—	—		115
Net earnings, including noncontrolling interests	240	2	(2)		240
Less: Net earnings attributable to noncontrolling interests	17	—	—		17
Net earnings attributable to shareholders	$223	$2	$(2)		$223

(a)
Includes $29 million and $5 million in the first nine months of 2016 and 2015, respectively, representing the change in fair value of AFG’s CLO investments plus $12 million and $11 million in the first nine months of 2016 and 2015, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $21 million in both the first nine months of 2016 and 2015 in distributions recorded as interest expense by the CLOs.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$217	$193	$574	$542
Pretax non-core items:
Realized gains (losses) on securities	2	(16)	(32)	2
Realized gain (loss) on subsidiaries:
Long-term care business	—	—	2	(162)
Other	—	5	—	5
Gain on sale of apartment property and hotel	—	—	32	51
Special A&E charges	(41)	(79)	(41)	(79)
Neon exited lines charge	—	—	(65)	—
Loss on retirement of debt	—	(4)	—	(4)
Earnings before income taxes	178	99	470	355
Provision (credit) for income taxes:
Core operating earnings	79	66	202	180
Non-core items	(14)	(33)	(12)	(65)
Total provision (credit) for income taxes	65	33	190	115
Net earnings, including noncontrolling interests	113	66	280	240
Less net earnings attributable to noncontrolling interests:
Core operating earnings	4	4	14	12
Non-core items	—	(1)	2	5
Total net earnings attributable to noncontrolling interests	4	3	16	17
Net earnings attributable to shareholders	$109	$63	$264	$223

Net earnings:
Core net operating earnings	$134	$123	$358	$350
Non-core items	(25)	(60)	(94)	(127)
Net earnings attributable to shareholders	$109	$63	$264	$223

Diluted per share amounts:
Core net operating earnings	$1.51	$1.38	$4.04	$3.92
Realized gains (losses) on securities	0.02	(0.10)	(0.21)	0.03
Realized gain (loss) on subsidiaries:
Long-term care business	—	—	0.01	(1.18)
Other	—	0.04	—	0.04
Gain on sale of apartment property and hotel	—	—	0.17	0.29
Special A&E charges	(0.30)	(0.58)	(0.30)	(0.58)
Neon exited lines charge	—	—	(0.73)	—
Loss on retirement of debt	—	(0.03)	—	(0.03)
Net earnings attributable to shareholders	$1.23	$0.71	$2.98	$2.49

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net earnings attributable to shareholders increased $46 million in the third quarter of 2016 compared to the same period in 2015 due primarily to lower special A&E charges recorded in the third quarter of 2016 compared to the third quarter of 2015, net realized gains in the 2016 period compared to net realized losses in the 2015 period and higher core net operating earnings. Core net operating earnings increased $11 million in the third quarter of 2016 compared to the same period in 2015 reflecting higher operating earnings in the annuity segment, partially offset by lower profitability in the run-off long-term care and life segment and higher holding company expenses.

Net earnings attributable to shareholders increased $41 million in the first nine months of 2016 compared to the same period in 2015 due primarily to the estimated loss on the sale of the subsidiaries containing substantially all of AFG’s run-off long-term care insurance business that was recorded in the first quarter of 2015, lower special A&E charges recorded in the 2016 period compared to the 2015 period and higher core net operating earnings, partially offset by a charge related to the exit of certain lines of business within Neon, net realized losses on securities in the 2016 period compared to net realized gains on securities in the 2015 period and lower gains on the sale of real estate in the 2016 period compared to the 2015 period. Core net operating earnings increased $8 million in the first nine months of 2016 compared to the same period in 2015 reflecting higher underwriting profit and net investment income in the ongoing property and casualty insurance operations, partially offset by lower profitability in the run-off long-term care and life segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — QUARTERS ENDED SEPTEMBER 30, 2016 AND 2015

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the quarters ended September 30, 2016 and 2015 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended September 30, 2016
Revenues:
Property and casualty insurance net earned premiums	$1,159	$—	$—	$—	$—	$1,159	$—	$1,159
Life, accident and health net earned premiums	—	—	6	—	—	6	—	6
Net investment income	93	351	5	(17)	1	433	—	433
Realized gains on securities	—	—	—	—	—	—	2	2
Income (loss) of MIEs:
Investment income	—	—	—	48	—	48	—	48
Gain (loss) on change in fair value of assets/liabilities	—	—	—	11	—	11	—	11
Other income	3	26	2	(4)	19	46	—	46
Total revenues	1,255	377	13	38	20	1,703	2	1,705

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	729	—	—	—	—	729	36	765
Commissions and other underwriting expenses	352	—	—	—	4	356	—	356
Annuity benefits	—	189	—	—	—	189	—	189
Life, accident and health benefits	—	—	8	—	—	8	—	8
Annuity and supplemental insurance acquisition expenses	—	53	1	—	—	54	—	54
Interest charges on borrowed money	—	—	—	—	19	19	—	19
Expenses of MIEs	—	—	—	38	—	38	—	38
Other expenses	17	28	3	—	45	93	5	98
Total costs and expenses	1,098	270	12	38	68	1,486	41	1,527
Earnings before income taxes	157	107	1	—	(48)	217	(39)	178
Provision for income taxes	59	38	—	—	(18)	79	(14)	65
Net earnings, including noncontrolling interests	98	69	1	—	(30)	138	(25)	113
Less: Net earnings attributable to noncontrolling interests	4	—	—	—	—	4	—	4
Core Net Operating Earnings	94	69	1	—	(30)	134
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	—	1	1	(1)	—
Special A&E charges, net of tax	(23)	—	—	—	(3)	(26)	26	—
Net Earnings Attributable to Shareholders	$71	$69	$1	$—	$(32)	$109	$—	$109

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended September 30, 2015
Revenues:
Property and casualty insurance net earned premiums	$1,173	$—	$—	$—	$—	$1,173	$—	$1,173
Life, accident and health net earned premiums	—	—	28	—	—	28	—	28
Net investment income	83	317	20	3	2	425	—	425
Realized gains (losses) on:
Securities	—	—	—	—	—	—	(16)	(16)
Subsidiaries	—	—	—	—	—	—	5	5
Income (loss) of MIEs:
Investment income	—	—	—	40	—	40	—	40
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(11)	—	(11)	—	(11)
Other income	2	24	2	(4)	19	43	—	43
Total revenues	1,258	341	50	28	21	1,698	(11)	1,687

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	758	—	—	—	—	758	67	825
Commissions and other underwriting expenses	333	—	—	—	3	336	—	336
Annuity benefits	—	208	—	—	—	208	—	208
Life, accident and health benefits	—	—	31	—	—	31	—	31
Annuity and supplemental insurance acquisition expenses	—	44	5	—	—	49	—	49
Interest charges on borrowed money	—	—	—	—	18	18	—	18
Expenses of MIEs	—	—	—	28	—	28	—	28
Other expenses	10	22	8	—	37	77	16	93
Total costs and expenses	1,101	274	44	28	58	1,505	83	1,588
Earnings before income taxes	157	67	6	—	(37)	193	(94)	99
Provision for income taxes	54	22	2	—	(12)	66	(33)	33
Net earnings, including noncontrolling interests	103	45	4	—	(25)	127	(61)	66
Less: Net earnings attributable to noncontrolling interests	4	—	—	—	—	4	(1)	3
Core Net Operating Earnings	99	45	4	—	(25)	123
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax and noncontrolling interests	—	—	—	—	(10)	(10)	10	—
Realized gain on subsidiary, net of tax	—	—	—	—	4	4	(4)	—
Special A&E charges, net of tax	(44)	—	—	—	(8)	(52)	52	—
Loss on retirement of debt, net of tax	—	—	—	—	(2)	(2)	2	—
Net Earnings Attributable to Shareholders	$55	$45	$4	$—	$(41)	$63	$—	$63

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

AFG’s property and casualty insurance operations contributed $121 million in GAAP pretax earnings in the third quarter of 2016 compared to $90 million in the third quarter of 2015, an increase of $31 million (34%). Property and casualty core pretax earnings were $157 million in both the third quarter of 2016 and 2015. The increase in GAAP pretax earnings reflects lower special A&E charges in the third quarter of 2016 compared to the third quarter of 2015. GAAP and core pretax earnings include improved underwriting results in the Property and transportation group and higher net investment income, offset by lower underwriting profit in the Specialty casualty and Specialty financial groups and higher net other expenses.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended September 30, 2016 and 2015 (dollars in millions):

	Three months ended September 30,
	2016	2015	% Change
Gross written premiums	$1,899	$1,962	(3%)
Reinsurance premiums ceded	(631)	(643)	(2%)
Net written premiums	1,268	1,319	(4%)
Change in unearned premiums	(109)	(146)	(25%)
Net earned premiums	1,159	1,173	(1%)
Loss and loss adjustment expenses (*)	729	758	(4%)
Commissions and other underwriting expenses	352	333	6%
Core underwriting gain	78	82	(5%)

Net investment income	93	83	12%
Other income and expenses, net	(14)	(8)	75%
Core earnings before income taxes	157	157	—%
Pretax non-core special A&E charges	(36)	(67)	(46%)
GAAP earnings before income taxes	$121	$90	34%

(*) Excludes pretax non-core special A&E charges of $36 million and $67 million in the third quarter of 2016 and 2015, respectively.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	62.9%	64.5%	(1.6%)
Underwriting expense ratio	30.3%	28.4%	1.9%
Combined ratio	93.2%	92.9%	0.3%

Aggregate — including exited lines
Loss and LAE ratio	66.0%	70.3%	(4.3%)
Underwriting expense ratio	30.3%	28.4%	1.9%
Combined ratio	96.3%	98.7%	(2.4%)

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.90 billion for the third quarter of 2016 compared to $1.96 billion for the third quarter of 2015, a decrease of $63 million (3%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2016		2015
	GWP	%	GWP	%	% Change
Property and transportation	$991	52%	$1,064	54%	(7%)
Specialty casualty	722	38%	734	37%	(2%)
Specialty financial	186	10%	164	9%	13%
	$1,899	100%	$1,962	100%	(3%)

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 33% of gross written premiums for both the third quarter of 2016 and 2015. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended September 30,
	2016		2015		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(406)	41%	$(456)	43%	(2%)
Specialty casualty	(218)	30%	(189)	26%	4%
Specialty financial	(37)	20%	(27)	16%	4%
Other specialty	30		29
	$(631)	33%	$(643)	33%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.27 billion for the third quarter of 2016 compared to $1.32 billion for the third quarter of 2015, a decrease of $51 million (4%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2016		2015
	NWP	%	NWP	%	% Change
Property and transportation	$585	46%	$608	46%	(4%)
Specialty casualty	504	40%	545	41%	(8%)
Specialty financial	149	12%	137	10%	9%
Other specialty	30	2%	29	3%	3%
	$1,268	100%	$1,319	100%	(4%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.16 billion for the third quarter of 2016 compared to $1.17 billion for the third quarter of 2015, a decrease of $14 million (1%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended September 30,
	2016		2015
	NEP	%	NEP	%	% Change
Property and transportation	$493	43%	$517	44%	(5%)
Specialty casualty	497	43%	503	43%	(1%)
Specialty financial	145	12%	131	11%	11%
Other specialty	24	2%	22	2%	9%
	$1,159	100%	$1,173	100%	(1%)

The $63 million (3%) decrease in gross written premiums for the third quarter of 2016 compared to the third quarter of 2015 reflects a decrease in the Property and transportation and Specialty casualty sub-segments, partially offset by growth in the Specialty financial sub-segment. Overall average renewal rates increased approximately 1% in the third quarter of 2016.

Property and transportation Gross written premiums decreased $73 million (7%) in the third quarter of 2016 compared to the third quarter of 2015. This decrease was due primarily to lower year-over-year gross premiums in the crop businesses, primarily the result of lower spring commodity pricing and timing differences in the recording of crop premiums. Excluding crop, gross written premiums were comparable to the prior year period. Average renewal rates increased approximately 4% for this group in the third quarter of 2016, including a 6% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points for the third quarter of 2016 compared to the third quarter of 2015, reflecting lower cessions in the crop business.

Specialty casualty Gross written premiums decreased $12 million (2%) in the third quarter of 2016 compared to the third quarter of 2015. Higher gross written premiums in the workers’ compensation businesses were more than offset by Neon’s exit of certain lines of business and implementation of more stringent underwriting standards at Neon. Average renewal rates decreased approximately 1% for this group in the third quarter of 2016, including a decrease of approximately 4% in the workers’ compensation businesses. Excluding the workers’ compensation business, average renewal rates for this group increased approximately 1% during the quarter. Reinsurance premiums ceded as a percentage of gross written premiums increased 4 percentage points for the third quarter of 2016 compared to the third quarter of 2015, reflecting a change in the mix of business and the timing of reinsurance agreements at Neon.

Specialty financial Gross written premiums increased $22 million (13%) in the third quarter of 2016 compared to the third quarter of 2015 due primarily to growth in the financial institutions business. Average renewal rates for this group were flat in the third quarter of 2016. Reinsurance premiums ceded as a percentage of gross written premiums increased 4 percentage points for the third quarter of 2016 compared to the third quarter of 2015, reflecting higher cessions in the financial institutions business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty segment:

	Three months ended September 30,			Three months ended September 30,
	2016	2015	Change	2016	2015
Property and transportation
Loss and LAE ratio	68.8%	75.7%	(6.9%)
Underwriting expense ratio	22.3%	20.5%	1.8%
Combined ratio	91.1%	96.2%	(5.1%)
Underwriting profit				$44	$20

Specialty casualty
Loss and LAE ratio	66.5%	64.2%	2.3%
Underwriting expense ratio	30.9%	29.6%	1.3%
Combined ratio	97.4%	93.8%	3.6%
Underwriting profit				$13	$31

Specialty financial
Loss and LAE ratio	31.6%	27.7%	3.9%
Underwriting expense ratio	54.8%	52.9%	1.9%
Combined ratio	86.4%	80.6%	5.8%
Underwriting profit				$19	$26

Total Specialty
Loss and LAE ratio	62.9%	64.5%	(1.6%)
Underwriting expense ratio	30.3%	28.4%	1.9%
Combined ratio	93.2%	92.9%	0.3%
Underwriting profit				$78	$84

Aggregate — including exited lines
Loss and LAE ratio	66.0%	70.3%	(4.3%)
Underwriting expense ratio	30.3%	28.4%	1.9%
Combined ratio	96.3%	98.7%	(2.4%)
Underwriting profit				$42	$15

The Specialty property and casualty insurance operations generated an underwriting profit of $78 million in the third quarter of 2016 compared to $84 million in the third quarter of 2015, a decrease of $6 million (7%). The lower underwriting profit in the third quarter of 2016 reflects lower underwriting profits in the Specialty casualty and Specialty financial sub-segments, partially offset by improved underwriting results in the Property and transportation sub-segment.

Property and transportation Underwriting profit for this group was $44 million for the third quarter of 2016 compared to $20 million in the third quarter of 2015, an increase of $24 million (120%). Higher underwriting profits in the crop, transportation and property and inland marine businesses contributed to these improved results.

Specialty casualty Underwriting profit for this group was $13 million for the third quarter of 2016 compared to $31 million in the third quarter of 2015, a decrease of $18 million (58%). Higher underwriting profitability in the workers’ compensation businesses, due primarily to higher favorable prior year reserve development, was more than offset by higher adverse prior year reserve development in the excess and surplus lines businesses, lower underwriting profitability in the targeted markets businesses and continued underwriting losses at Neon.

Specialty financial Underwriting profit for this group was $19 million for the third quarter of 2016 compared to $26 million in the third quarter of 2015, a decrease of $7 million (27%) reflecting lower underwriting profit in the financial institutions business, primarily the result of August storms and flooding in Louisiana.

Other specialty Underwriting profit for this group was $2 million for the third quarter of 2016 compared to $7 million in the third quarter of 2015, a decrease of $5 million (71%). The decrease is due primarily to lower favorable prior year loss

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

development in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

Aggregate As discussed below in more detail under “Net prior year reserve development,” AFG recorded special charges to increase property and casualty A&E reserves by $36 million in the third quarter of 2016 and $67 million in the third quarter of 2015.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 66.0% for the third quarter of 2016 compared to 70.3% for the third quarter of 2015, a decrease of 4.3 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended September 30,
	Amount		Ratio		Change in
	2016	2015	2016	2015	Ratio
Property and transportation
Current year, excluding catastrophe losses	$337	$386	68.4%	74.6%	(6.2%)
Prior accident years development	(5)	(2)	(1.2%)	(0.4%)	(0.8%)
Current year catastrophe losses	7	7	1.6%	1.5%	0.1%
Property and transportation losses and LAE and ratio	$339	$391	68.8%	75.7%	(6.9%)

Specialty casualty
Current year, excluding catastrophe losses	$330	$319	66.5%	63.3%	3.2%
Prior accident years development	(2)	3	(0.3%)	0.6%	(0.9%)
Current year catastrophe losses	2	1	0.3%	0.3%	—%
Specialty casualty losses and LAE and ratio	$330	$323	66.5%	64.2%	2.3%

Specialty financial
Current year, excluding catastrophe losses	$46	$43	32.2%	32.9%	(0.7%)
Prior accident years development	(6)	(8)	(3.9%)	(5.8%)	1.9%
Current year catastrophe losses	5	1	3.3%	0.6%	2.7%
Specialty financial losses and LAE and ratio	$45	$36	31.6%	27.7%	3.9%

Total Specialty
Current year, excluding catastrophe losses	$729	$760	62.8%	64.8%	(2.0%)
Prior accident years development	(14)	(14)	(1.1%)	(1.2%)	0.1%
Current year catastrophe losses	14	10	1.2%	0.9%	0.3%
Total Specialty losses and LAE and ratio	$729	$756	62.9%	64.5%	(1.6%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$729	$760	62.8%	64.8%	(2.0%)
Prior accident years development	22	55	2.0%	4.6%	(2.6%)
Current year catastrophe losses	14	10	1.2%	0.9%	0.3%
Aggregate losses and LAE and ratio	$765	$825	66.0%	70.3%	(4.3%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.8% for the third quarter of 2016 compared to 64.8% for the third quarter of 2015, a decrease of 2.0%.

Property and transportation   The 6.2 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratios of the crop and transportation businesses in the third quarter of 2016 compared to the third quarter of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty   The 3.2 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratios of the targeted markets, general liability and executive liability businesses and at Neon.

Specialty financial The loss and LAE ratios for the current year, excluding catastrophe losses are comparable between periods.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $14 million in both the third quarter of 2016 and 2015.

Property and transportation Net favorable reserve development of $5 million in the third quarter of 2016 reflects lower than expected claim severity in the trucking business. Net favorable reserve development of $2 million in the third quarter of 2015 reflects lower than expected claim severity in the property and inland marine business, agricultural operations and a run-off book of homebuilders business, partially offset by higher than anticipated claim frequency in the ocean marine business and higher than expected claim frequency and severity in the trucking business.

Specialty casualty Net favorable reserve development of $2 million in the third quarter of 2016 reflects lower than anticipated claim severity and frequency in the workers’ compensation businesses and lower than anticipated claim severity in directors and officers liability insurance, partially offset by higher than anticipated severity in New York contractor claims, adverse reserve development at Neon and higher than anticipated claim severity in general liability insurance. Net adverse reserve development of $3 million in the third quarter of 2015 includes adverse reserve development at Neon and higher than anticipated claim severity and frequency in contractor claims, partially offset by lower than anticipated claim severity in workers’ compensation business, lower than expected claim severity in directors and officers liability insurance and lower than anticipated claim severity and frequency in excess liability insurance.

Specialty financial Net favorable reserve development of $6 million in the third quarter of 2016 reflects lower than anticipated claim severity in the fidelity and crime business and lower than expected claim frequency and severity in the surety business. Net favorable reserve development of $8 million in the third quarter of 2015 reflects lower than anticipated claim severity in the fidelity business, lower than expected claim frequency and severity in the surety business and lower than expected claim frequency in products for financial institutions, partially offset by higher than anticipated claim severity in the trade credit business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $1 million in the third quarter of 2016 and $7 million in the third quarter of 2015 reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Special asbestos and environmental reserve charges   During the third quarter of 2016, AFG completed an in-depth internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites. AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, generally every two years, with an in-depth internal review during the intervening years.
As a result of the 2016 internal review, AFG’s property and casualty insurance segment recorded a $36 million pretax special charge to increase its asbestos reserves by $5 million (net of reinsurance) and its environmental reserves by $31 million (net of reinsurance). Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years. AFG is seeing modestly increasing estimates for indemnity and defense compared to prior studies. Overall, the rate of new asbestos cases received is down modestly. The increase in property and casualty environmental reserves was primarily associated with updated estimates of site investigation costs with respect to existing sites and newly identified sites. AFG is seeing increased legal defense costs in environmental claims generally, as well as a number of claims and sites where the estimated investigation and remediation costs have increased. As in past years, there were no new or emerging broad industry trends that were identified in the review.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

At September 30, 2016, the property and casualty insurance segment’s insurance reserves include A&E reserves of $340 million, net of reinsurance recoverables. At September 30, 2016, the property and casualty insurance segment’s three-year survival ratios, excluding amounts associated with the settlements of two large asbestos claims compare favorably with industry survival ratios published by S&P Global Market Intelligence (as of December 31, 2015) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (% Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG	12.4	9.2	10.8
Industry	7.5	6.3	7.3

In addition, the 2016 internal review encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the $5 million pretax special charge recorded for those operations, see “Results of Operations — Holding Company, Other and Unallocated.”

A comprehensive external study of AFG’s A&E reserves was completed in the third quarter of 2015 with the aid of specialty actuarial, engineering and consulting firms and outside counsel. As a result of the study, AFG recorded a $79 million pretax special charge to increase its property and casualty segment’s A&E reserves by $67 million and the reserves of its former railroad and manufacturing operations by $12 million. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Management’s Discussion and Analysis — “Results of Operations — Holding Company, Other and Unallocated” in AFG’s 2015 Form 10-K.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty segment includes the special A&E charges discussed above and adverse reserve development of $2 million in the third quarter of 2015 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2015, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 3.5% of AFG’s shareholders’ equity. Catastrophe losses of $14 million in the third quarter of 2016 resulted primarily from flooding in Louisiana and multiple storms in the southern United States. Catastrophe losses of $10 million in the third quarter of 2015 resulted primarily from multiple storms in the midwestern and central United States. The net impact of catastrophe losses from Hurricane Matthew, which made landfall in the United States in the fourth quarter of 2016, is expected to be $10 million to $15 million pretax for AFG’s property and casualty insurance operations.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $352 million in the third quarter of 2016 compared to $333 million for the third quarter of 2015, an increase of $19 million (6%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 30.3% for the third quarter of 2016 compared to 28.4% for the third quarter of 2015, an increase of 1.9 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended September 30,
	2016		2015		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$110	22.3%	$106	20.5%	1.8%
Specialty casualty	154	30.9%	149	29.6%	1.3%
Specialty financial	81	54.8%	69	52.9%	1.9%
Other specialty	7	36.3%	9	37.9%	(1.6%)
	$352	30.3%	$333	28.4%	1.9%

AFG’s overall expense ratio increased 1.9% in the third quarter of 2016 as compared to the third quarter of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.8 percentage points in the third quarter of 2016 compared to the third quarter of 2015 reflecting the impact of lower crop premiums on the ratio.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.3 percentage points in the third quarter of 2016 compared to the third quarter of 2015 reflecting the impact of lower premiums at Neon on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.9 percentage points in the third quarter of 2016 compared to the third quarter of 2015 reflecting higher profitability-based commissions paid to agents and brokers, partially offset by an increase in ceding commissions received from reinsurers.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $93 million in the third quarter of 2016 compared to $83 million in the third quarter of 2015, an increase of $10 million (12%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Three months ended September 30,
	2016	2015	Change	% Change
Net investment income	$93	$83	$10	12%

Average invested assets (at amortized cost)	$9,647	$8,984	$663	7%

Yield (net investment income as a % of average invested assets)	3.86%	3.70%	0.16%

Tax equivalent yield (*)	4.34%	4.28%	0.06%
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty segment for the third quarter of 2016 as compared to the third quarter of 2015 is due primarily to growth in the property and casualty segment. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.86% for the third quarter of 2016 compared to 3.70% for the third quarter of 2015, an increase of 0.16 percentage points, reflecting higher income from certain investments that are required to be carried at fair value through earnings, partially offset by lower yields available in the financial markets.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty operations was a net expense of $14 million for the third quarter of 2016 compared to $8 million in the third quarter of 2015, an increase of $6 million (75%). The table below details the items included in other income and expenses, net for AFG’s property and casualty operations (in millions):

	Three months ended September 30,
	2016	2015
Other income	$3	$2
Other expenses
Amortization of intangibles	2	2
NATL merger expenses	2	—
Other	13	8
Total other expenses	17	10
Interest expense	—	—
Other income and expenses, net	$(14)	$(8)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $107 million in pretax earnings in the third quarter of 2016 compared to $67 million in the third quarter of 2015, an increase of $40 million (60%). AFG’s annuity segment results for the third quarter of 2016 as compared to the third quarter of 2015 reflect higher investment income from certain investments that are required to be carried at fair value through earnings and an 11% increase in average annuity investments (at amortized cost). In addition, the annuity segment’s earnings in the third quarter of 2016 benefitted from the impact of a moderately higher stock market on the fair value accounting for fixed-indexed annuities (“FIAs”) compared to the negative impact of a significant drop in the stock market in the third quarter of 2015. These improved results were partially offset by the impact of lower investment yields due to the run-off of higher yielding investments.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended September 30, 2016 and 2015 (dollars in millions):

	Three months ended September 30,
	2016	2015	% Change
Revenues:
Net investment income	$351	$317	11%
Other income:
Guaranteed withdrawal benefit fees	14	11	27%
Policy charges and other miscellaneous income	12	13	(8%)
Total revenues	377	341	11%

Costs and Expenses:
Annuity benefits (*)	189	208	(9%)
Acquisition expenses	53	44	20%
Other expenses	28	22	27%
Total costs and expenses	270	274	(1%)
Earnings before income taxes	$107	$67	60%

Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended September 30,
	2016	2015	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$106	$89	19%
Impact of derivatives related to FIAs	1	(22)	(105%)
Earnings before income taxes	$107	$67	60%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(*)	Annuity benefits consisted of the following (dollars in millions):

	Three months ended September 30,
	2016	2015	% Change
Interest credited — fixed	$145	$135	7%
Interest credited — fixed component of variable annuities	1	2	(50%)
Other annuity benefits:
Change in expected death and annuitization reserve	5	5	—%
Amortization of sales inducements	6	6	—%
Change in guaranteed withdrawal benefit reserve	18	20	(10%)
Change in other benefit reserves	10	3	233%
Total other annuity benefits	39	34	15%
Total before impact of derivatives related to FIAs	185	171	8%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	109	(130)	(184%)
Equity option mark-to-market	(105)	167	(163%)
Impact of derivatives related to FIAs	4	37	(89%)
Total annuity benefits	$189	$208	(9%)

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended September 30,
	2016	2015	% Change
Average fixed annuity investments (at amortized cost)	$28,548	$25,642	11%
Average fixed annuity benefits accumulated	28,538	25,316	13%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.88%	4.92%
Interest credited — fixed	(2.03%)	(2.12%)
Net interest spread	2.85%	2.80%

Policy charges and other miscellaneous income	0.14%	0.16%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.36%)	(0.36%)
Acquisition expenses	(0.72%)	(0.65%)
Other expenses	(0.39%)	(0.34%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.05%)	(0.59%)
Net spread earned on fixed annuities	1.47%	1.02%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended September 30,
	2016	2015
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.46%	1.37%
Impact of derivatives related to fixed-indexed annuities (*)	0.01%	(0.35%)
Net spread earned on fixed annuities	1.47%	1.02%

(*)
Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the third quarter of 2016 was $351 million compared to $317 million for the third quarter of 2015, an increase of $34 million (11%). This increase reflects primarily the growth in AFG’s annuity business and higher income from certain investments that are required to be carried at fair value through earnings, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.04 percentage points to 4.88% from 4.92% in the third quarter of 2016 compared to the third quarter of 2015. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets, partially offset by the higher income from certain investments that are required to be carried at fair value through earnings.

Annuity Interest Credited — Fixed
Interest credited — fixed for the third quarter of 2016 was $145 million compared to $135 million for the third quarter of 2015, an increase of $10 million (7%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.09 percentage points to 2.03% from 2.12% in the third quarter of 2016 compared to the third quarter of 2015.

Annuity Net Interest Spread
AFG’s net interest spread increased 0.05 percentage points to 2.85% from 2.80% in the third quarter of 2016 compared to the same period in 2015 due primarily to the impact of lower crediting rates and higher income from certain investments that are required to be carried at fair value through earnings, partially offset by lower in-force investment yields. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result of these two items, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate, were $12 million for the third quarter of 2016 compared to $13 million for the third quarter of 2015, a decrease of $1 million (8%). As a percentage of average fixed annuity benefits accumulated, annuity policy charges and other miscellaneous income decreased 0.02 percentage points to 0.14% from 0.16% in the third quarter of 2016 compared to the third quarter of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the third quarter of 2016 were $25 million compared to $23 million for the third quarter of 2015, an increase of $2 million (9%). As a percentage of average fixed annuity benefits accumulated, these net expenses were 0.36 percentage points in both the third quarter of 2016 and 2015. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended September 30,
	2016	2015
Change in expected death and annuitization reserve	$5	$5
Amortization of sales inducements	6	6
Change in guaranteed withdrawal benefit reserve	18	20
Change in other benefit reserves	10	3
Other annuity benefits	39	34
Offset guaranteed withdrawal benefit fees	(14)	(11)
Other annuity benefits, net	$25	$23

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies”, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. The guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases.

Annuity Acquisition Expenses
AFG’s amortization of deferred policy acquisition costs (“DPAC”) and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.72% for the third quarter of 2016 compared to 0.65% for the third quarter 2015 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of the significant stock market decrease during the third quarter of 2015 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended September 30,
	2016	2015
Before the impact of changes in the fair value of derivatives related to fixed-indexed annuities on the amortization of DPAC	0.78%	0.88%
Impact of changes in fair value of derivatives related to fixed-indexed annuities on amortization of DPAC (*)	(0.06%)	(0.23%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.72%	0.65%

(*)
An estimate of the acceleration/deceleration in the amortization of deferred sales inducement and deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

Annuity Other Expenses
Annuity other expenses were $28 million for the third quarter of 2016 compared to $22 million for the third quarter of 2015, an increase of $6 million (27%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. The increase in annuity other expenses reflects primarily growth in the business and an increase in the number of sales personnel focused on new initiatives and increased market share within existing financial institutions in the third quarter of 2016 compared to the third quarter of 2015. As a percentage of average fixed annuity benefits accumulated, these expenses increased 0.05 percentage points to 0.39% from 0.34% for the third quarter of 2016 as compared to the third quarter of 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $4 million and $37 million in the third quarter of 2016 and 2015, respectively. While slightly lower than anticipated interest rates had a negative impact on the fair value of these derivatives in both periods, a moderate increase in the stock market had a favorable impact on the fair value of these derivatives in the third quarter of 2016 compared to the negative impact on fair value that a significant drop in the stock market had in the third quarter of 2015. As a percentage of average fixed annuity benefits accumulated, this net expense decreased 0.54 percentage points to 0.05% in the third quarter of 2016 from 0.59% in the third quarter of 2015.

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

	Three months ended September 30,
	2016	2015	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$106	$89	19%
Change in fair value of derivatives related to fixed-indexed annuities	(4)	(37)	(89%)
Related impact on amortization of DPAC (*)	5	15	(67%)
Earnings before income taxes	$107	$67	60%

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC, increased the annuity segment’s earnings before income taxes by $1 million in the third quarter of 2016 and decreased the annuity segment’s earnings before income taxes by $22 million in the third quarter of 2015.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.45 percentage points to 1.47% from 1.02% in the third quarter of 2016 compared to the same period in 2015 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above and the 0.05 percentage points increase in AFG’s net interest spread.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended September 30, 2016 and 2015 (in millions):

	Three months ended September 30,
	2016	2015
Beginning fixed annuity reserves	$28,222	$24,906
Fixed annuity premiums (receipts)	932	1,311
Federal Home Loan Bank advances	—	—
Surrenders, benefits and other withdrawals	(586)	(526)
Interest and other annuity benefit expenses:
Interest credited	145	135
Embedded derivative mark-to-market	109	(130)
Change in other benefit reserves	31	29
Ending fixed annuity reserves	$28,853	$25,725

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$28,853	$25,725
Impact of unrealized investment gains	180	113
Fixed component of variable annuities	189	188
Annuity benefits accumulated per balance sheet	$29,222	$26,026

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $941 million in the third quarter of 2016 compared to $1.32 billion in the third quarter of 2015, a decrease of $380 million (29%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended September 30,
	2016	2015	% Change
Financial institutions single premium annuities — indexed	$435	$554	(21%)
Financial institutions single premium annuities — fixed	97	71	37%
Retail single premium annuities — indexed	340	617	(45%)
Retail single premium annuities — fixed	18	22	(18%)
Education market — fixed and indexed annuities	42	47	(11%)
Total fixed annuity premiums	932	1,311	(29%)
Variable annuities	9	10	(10%)
Total annuity premiums	$941	$1,321	(29%)

Management believes the 29% decrease in annuity premiums in the third quarter of 2016 as compared to the third quarter of 2015 is the result of AFG reducing crediting rates on its annuities several times during the first nine months of 2016 in reaction to a significant decline in medium and long-term market interest rates in order to maintain appropriate returns on new business.

AFG continues to make product and process changes needed to comply with the Department of Labor (“DOL”) fiduciary rule adopted earlier this year. AFG’s goal is to minimize disruption resulting from the implementation of the rule in April 2017. AFG is proceeding under the premise that the DOL rule will not be impacted by the pending industry litigation. Most of AFG’s largest independent marketing organizations are making adjustments to their operations to provide a long-term solution to their need to have a Financial Institution sign the Best Interest agreement, and a number of these entities have made application to the DOL to serve as a Financial Institution. AFG believes the biggest impact of the new rule will be on insurance-only licensed agents whose sales represented less than 10% of AFG’s third quarter premiums. While AFG continues to believe the adjustments required of AFG and AFG’s distribution partners to comply with the DOL rule will have a negative impact on annuity premiums next year, management does not believe the new rule will have a material impact on AFG’s results of operations or financial position.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended September 30, 2016 and 2015 (in millions):

	Three months ended September 30,
	2016	2015
Earnings on fixed annuity benefits accumulated	$105	$65
Earnings on investments in excess of fixed annuity benefits accumulated (*)	—	4
Variable annuity earnings (loss)	2	(2)
Earnings before income taxes	$107	$67

(*)
Net investment income (as a % of investments) of 4.88% and 4.92% for the three months ended September 30, 2016 and 2015, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s earnings before income taxes from its run-off long-term care and life operations for the three months ended September 30, 2016 and 2015 (dollars in millions):

	Three months ended September 30,
	2016	2015	% Change
Revenues:
Net earned premiums:
Long-term care	$—	$19	(100%)
Life operations	6	9	(33%)
Net investment income	5	20	(75%)
Other income	2	2	—%
Total revenues	13	50	(74%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	2	21	(90%)
Life operations	6	10	(40%)
Acquisition expenses	1	5	(80%)
Other expenses	3	8	(63%)
Total costs and expenses	12	44	(73%)
Earnings before income taxes	$1	$6	(83%)

The decrease in long-term care net earned premiums and benefit expense in the third quarter of 2016 compared to the third quarter of 2015 is due to the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business in December of 2015.

Substantially all of the core earnings before income taxes in AFG’s run-off long-term care and life segment in the third quarter of 2015 represent earnings from AFG’s long-term care business and reflect the impact of rate increases and lower persistency, as well as strong net investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains) totaled $53 million for both the third quarter of 2016 and 2015. AFG’s net core pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $48 million for the third quarter of 2016 compared to $37 million for the third quarter of 2015, an increase of $11 million (30%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations for the three months ended September 30, 2016 and 2015 (dollars in millions):

	Three months ended September 30,
	2016	2015	% Change
Revenues:
Net investment income	$1	$2	(50%)
Other income — P&C fees	14	13	8%
Other income	5	6	(17%)
Total revenues	20	21	(5%)

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	4	3	33%
Interest charges on borrowed money	19	18	6%
Other expense — expenses associated with P&C fees	10	10	—%
Other expenses (*)	35	27	30%
Total costs and expenses	68	58	17%
Core loss before income taxes, excluding realized gains and losses	(48)	(37)	30%
Pretax non-core special A&E charges	(5)	(12)	(58%)
Pretax non-core loss on retirement of debt	—	(4)	(100%)
GAAP loss before income taxes, excluding realized gains	$(53)	$(53)	—%

(*)
Excludes pretax non-core special A&E charges of $5 million and $12 million for the third quarter of 2016 and 2015, respectively, and a pretax non-core loss on retirement of debt of $4 million in the third quarter of 2015.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $1 million in the third quarter of 2016 compared to $2 million in the third quarter of 2015. The parent company holds a small portfolio of securities that are classified as “trading” and carried at fair value through net investment income. These trading securities decreased slightly in value in the third quarter of 2016 compared to an increase in value of approximately $1 million in the third quarter of 2015.

Holding Company and Other — P&C Fees and Related Expenses
Summit, the workers’ compensation insurance business that AFG acquired in April 2014, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the third quarter of 2016, AFG collected $14 million in fees for these services compared to $13 million in the third quarter of 2015. Management views this fee income, net of the $10 million in both the third quarter of 2016 and 2015, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the third quarter of 2016 and 2015, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $19 million in the third quarter of 2016 compared to $18 million in the third quarter of 2015, an increase of $1 million (6%). This increase reflects higher average indebtedness, partially offset by lower average interest rates on outstanding debt. The following table details the principal amount of AFG’s long-term debt balances as of September 30, 2016 compared to July 1, 2015 (dollars in millions):

	September 30, 2016	July 1, 2015
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
3-1/2% Senior Notes due August 2026	300	—
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
7% Senior Notes due September 2050	—	132
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	—
Other	3	3
Total principal amount of Holding Company Debt	$1,308	$990

Weighted Average Interest Rate	6.5%	7.6%

The increase in average indebtedness for the third quarter of 2016 as compared to the third quarter of 2015 reflects the following financing transactions completed by AFG between July 1, 2015 and September 30, 2016:

•	Issued $300 million of 3-1/2% Senior Notes on August 22, 2016.

•	Issued $150 million of 6% Subordinated Debentures on November 17, 2015.

•	Redeemed $132 million of 7% Senior Notes at par value on September 30, 2015.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges and the non-core loss on retirement of debt discussed below, AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $35 million in the third quarter of 2016 compared to $27 million in the third quarter of 2015, an increase of $8 million (30%). This increase reflects a $5 million donation to the University of Cincinnati College of Business in the third quarter of 2016 and the impact of higher holding company expenses related to employee benefit plans that are tied to stock market performance in the third quarter of 2016 compared to the third quarter of 2015.

Holding Company and Other — Special A&E Charges
As a result of the 2016 internal review and the 2015 comprehensive external study of A&E exposures discussed under “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance,” AFG’s holding companies and other operations outside of its insurance operations recorded pretax special charges of $5 million in the third quarter of 2016 and $12 million in the third quarter of 2015 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The $5 million charge in 2016 is due to relatively small movements across several sites that primarily reflect changes in the scope and costs of investigation. The $12 million charge in 2015 relates to slightly higher estimated costs at sites where remediation is underway, coupled with higher estimated clean-up costs at a limited number of sites.

Holding Company and Other — Loss on Retirement of Debt
AFG wrote off unamortized debt issuance costs of $4 million related to the redemption of its $132 million outstanding 7% Senior Notes due 2050 at par value on September 30, 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were gains of $2 million in the third quarter of 2016 compared to losses of $16 million in the third quarter of 2015, an improvement of $18 million (113%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended September 30,
	2016	2015
Realized gains (losses) before impairments:
Disposals	$22	$24
Change in the fair value of derivatives	(3)	(4)
Adjustments to annuity deferred policy acquisition costs and related items	(1)	(1)
	18	19
Impairment charges:
Securities	(18)	(40)
Adjustments to annuity deferred policy acquisition costs and related items	2	5
	(16)	(35)
Realized gains (losses) on securities	$2	$(16)

AFG’s impairment charges on securities for the third quarter of 2016 consist of $16 million on equity securities and $2 million on fixed maturities compared to $23 million on equity securities and $17 million on fixed maturities in the third quarter of 2015. Approximately $11 million in impairment charges in the third quarter of 2016 are related to financial institutions and $6 million relates to a company in the forest products industry. Approximately $17 million of the charges recorded in the third quarter of 2015 are attributable to energy related investments, $7 million are on real estate related investments and $7 million are on investments in metal mining companies.

Consolidated Realized Gains (Losses) on Subsidiaries   The $5 million pretax realized gain on subsidiaries in the third quarter of 2015 represents an adjustment to the previously recognized loss on a small property and casualty subsidiary sold several years ago.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $65 million for the third quarter of 2016 compared to $33 million for the third quarter of 2015, an increase of $32 million (97%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings attributable to noncontrolling interests was $4 million for the third quarter of 2016 compared to $3 million for the third quarter of 2015. The following table details net earnings in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended September 30,
	2016	2015	% Change
National Interstate	$4	$2	100%
Other	—	1	(100%)
Earnings attributable to noncontrolling interests	$4	$3	33%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the nine months ended September 30, 2016 and 2015 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2016
Revenues:
Property and casualty insurance net earned premiums	$3,184	$—	$—	$—	$—	$3,184	$—	$3,184
Life, accident and health net earned premiums	—	—	18	—	—	18	—	18
Net investment income	265	1,010	15	(29)	6	1,267	—	1,267
Realized gains (losses) on:
Securities	—	—	—	—	—	—	(32)	(32)
Subsidiaries	—	—	—	—	—	—	2	2
Income (loss) of MIEs:
Investment income	—	—	—	141	—	141	—	141
Gain (loss) on change in fair value of assets/liabilities	—	—	—	9	—	9	—	9
Other income	14	76	4	(12)	58	140	32	172
Total revenues	3,463	1,086	37	109	64	4,759	2	4,761

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,940	—	—	—	—	1,940	93	2,033
Commissions and other underwriting expenses	1,017	—	—	—	13	1,030	8	1,038
Annuity benefits	—	640	—	—	—	640	—	640
Life, accident and health benefits	—	—	26	—	—	26	—	26
Annuity and supplemental insurance acquisition expenses	—	127	4	—	—	131	—	131
Interest charges on borrowed money	—	—	—	—	56	56	—	56
Expenses of MIEs	—	—	—	109	—	109	—	109
Other expenses	42	83	7	—	121	253	5	258
Total costs and expenses	2,999	850	37	109	190	4,185	106	4,291
Earnings before income taxes	464	236	—	—	(126)	574	(104)	470
Provision for income taxes	164	83	—	—	(45)	202	(12)	190
Net earnings, including noncontrolling interests	300	153	—	—	(81)	372	(92)	280
Less: Net earnings attributable to noncontrolling interests	14	—	—	—	—	14	2	16
Core Net Operating Earnings	286	153	—	—	(81)	358
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax and noncontrolling interests	—	—	—	—	(19)	(19)	19	—
Realized gain on subsidiaries, net of tax	—	—	1	—	—	1	(1)	—
Gain on sale of apartment property, net of tax and noncontrolling interests	15	—	—	—	—	15	(15)	—
Special A&E charges, net of tax	(23)	—	—	—	(3)	(26)	26	—
Neon exited lines charge	(65)	—	—	—	—	(65)	65	—
Net Earnings Attributable to Shareholders	$213	$153	$1	$—	$(103)	$264	$—	$264

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2015
Revenues:
Property and casualty insurance net earned premiums	$3,104	$—	$—	$—	$—	$3,104	$—	$3,104
Life, accident and health net earned premiums	—	—	80	—	—	80	—	80
Net investment income	245	915	61	(5)	1	1,217	—	1,217
Realized gains (losses) on:
Securities	—	—	—	—	—	—	2	2
Subsidiaries	—	—	—	—	—	—	(157)	(157)
Income (loss) of MIEs:
Investment income	—	—	—	112	—	112	—	112
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(16)	—	(16)	—	(16)
Other income	10	75	4	(11)	56	134	51	185
Total revenues	3,359	990	145	80	57	4,631	(104)	4,527

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,935	—	—	—	—	1,935	67	2,002
Commissions and other underwriting expenses	977	—	—	—	10	987	—	987
Annuity benefits	—	543	—	—	—	543	—	543
Life, accident and health benefits	—	—	96	—	—	96	—	96
Annuity and supplemental insurance acquisition expenses	—	143	13	—	—	156	—	156
Interest charges on borrowed money	1	—	—	—	57	58	—	58
Expenses of MIEs	—	—	—	80	—	80	—	80
Other expenses	33	74	22	—	105	234	16	250
Total costs and expenses	2,946	760	131	80	172	4,089	83	4,172
Earnings before income taxes	413	230	14	—	(115)	542	(187)	355
Provision for income taxes	135	79	5	—	(39)	180	(65)	115
Net earnings, including noncontrolling interests	278	151	9	—	(76)	362	(122)	240
Less: Net earnings attributable to noncontrolling interests	10	—	—	—	2	12	5	17
Core Net Operating Earnings	268	151	9	—	(78)	350
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	—	2	2	(2)	—
Realized gain (loss) on subsidiaries, net of tax	—	—	(105)	—	4	(101)	101	—
Gain on sale of Le Pavillon Hotel, net of tax and non-controlling interests	26	—	—	—	—	26	(26)	—
Special A&E charges, net of tax	(44)	—	—	—	(8)	(52)	52	—
Loss on retirement of debt, net of tax	—	—	—	—	(2)	(2)	2	—
Net Earnings Attributable to Shareholders	$250	$151	$(96)	$—	$(82)	$223	$—	$223

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $395 million in GAAP pretax earnings in the first nine months of 2016 compared to $397 million in the first nine months of 2015, a decrease of $2 million (1%). Property and casualty core pretax earnings were $464 million in the first nine months of 2016 compared to $413 million in the first nine months of 2015, an increase of $51 million (12%). The decrease in GAAP pretax earnings reflects a pretax non-core charge of $65 million in the second quarter of 2016 related to the exit of certain lines of business within Neon, a $32 million pretax non-core gain on the sale of an apartment property in the second

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

quarter of 2016 compared to a $51 million pretax non-core gain on the sale of Le Pavillon Hotel in the second quarter of 2015 and special A&E charges of $36 million in the first nine months of 2016 compared to $67 million in the comparable 2015 period. GAAP and core pretax earnings reflect improved underwriting results in the Property and transportation group and higher net investment income, partially offset by lower underwriting profit in the Specialty casualty and Specialty financial groups.
The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the nine months ended September 30, 2016 and 2015 (dollars in millions):

	Nine months ended September 30,
	2016	2015	% Change
Gross written premiums	$4,540	$4,476	1%
Reinsurance premiums ceded	(1,237)	(1,205)	3%
Net written premiums	3,303	3,271	1%
Change in unearned premiums	(119)	(167)	(29%)
Net earned premiums	3,184	3,104	3%
Loss and loss adjustment expenses (a)	1,940	1,935	—%
Commissions and other underwriting expenses (b)	1,017	977	4%
Core underwriting gain	227	192	18%

Net investment income	265	245	8%
Other income and expenses, net (c)	(28)	(24)	17%
Core earnings before income taxes	464	413	12%
Pretax non-core special A&E charges	(36)	(67)	(46%)
Pretax non-core Neon exited lines charge	(65)	—	—%
Pretax non-core gain on sale of apartment property and hotel	32	51	(37%)
GAAP earnings before income taxes	$395	$397	(1%)

(a)   Excludes pretax non-core special A&E charges of $36 million and $67 million in the third quarter of 2016 and 2015, respectively, and a non-core charge of $57 million related to the exit of certain lines of business within Neon in the second quarter of 2016.

(b) Excludes a non-core charge of $8 million related to the exit of certain lines of business within Neon in the second quarter of 2016.
(c) Excludes pretax non-core gains of $32 million on the sale of an apartment property in the second quarter of 2016 and$51 million on the sale of Le Pavillon Hotel in the second quarter of 2015.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	61.0%	62.2%	(1.2%)
Underwriting expense ratio	31.9%	31.5%	0.4%
Combined ratio	92.9%	93.7%	(0.8%)

Aggregate — including exited lines
Loss and LAE ratio	63.8%	64.5%	(0.7%)
Underwriting expense ratio	32.2%	31.5%	0.7%
Combined ratio	96.0%	96.0%	—%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $4.54 billion for the first nine months of 2016 compared to $4.48 billion for the first nine months of 2015, an increase of $64 million (1%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2016		2015
	GWP	%	GWP	%	% Change
Property and transportation	$1,927	43%	$1,940	43%	(1%)
Specialty casualty	2,108	46%	2,078	46%	1%
Specialty financial	505	11%	458	11%	10%
	$4,540	100%	$4,476	100%	1%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 27% of gross written premiums for both of the first nine months of 2016 and 2015. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Nine months ended September 30,
	2016		2015		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(649)	34%	$(682)	35%	(1%)
Specialty casualty	(582)	28%	(529)	25%	3%
Specialty financial	(87)	17%	(70)	15%	2%
Other specialty	81		76
	$(1,237)	27%	$(1,205)	27%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $3.30 billion for the first nine months of 2016 compared to $3.27 billion for the first nine months of 2015, an increase of $32 million (1%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2016		2015
	NWP	%	NWP	%	% Change
Property and transportation	$1,278	39%	$1,258	38%	2%
Specialty casualty	1,526	46%	1,549	47%	(1%)
Specialty financial	418	13%	388	12%	8%
Other specialty	81	2%	76	3%	7%
	$3,303	100%	$3,271	100%	1%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $3.18 billion for the first nine months of 2016 compared to $3.10 billion for the first nine months of 2015, an increase of $80 million (3%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2016		2015
	NEP	%	NEP	%	% Change
Property and transportation	$1,197	38%	$1,157	37%	3%
Specialty casualty	1,496	47%	1,496	48%	—%
Specialty financial	416	13%	380	12%	9%
Other specialty	75	2%	71	3%	6%
	$3,184	100%	$3,104	100%	3%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The $64 million (1%) increase in gross written premiums for the first nine months of 2016 compared to the first nine months of 2015 reflects growth in the Specialty casualty and Specialty financial sub-segments. Overall average renewal rates were flat in the first nine months of 2016.

Property and transportation Gross written premiums decreased $13 million (1%) in the first nine months of 2016 compared to the same period in 2015. This decrease was the result of lower year-over-year premiums in the crop business, primarily the result of lower spring commodity pricing, partially offset by growth in the transportation businesses and new gross written premiums from the Singapore branch, which opened for business in June 2015. Excluding crop, gross written premiums increased 4% over the comparable prior year period. Average renewal rates increased approximately 3% for this group in the first nine months of 2016, including a 5% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point for the first nine months of 2016 compared to the first nine months of 2015, reflecting lower cessions in the crop business.

Specialty casualty Gross written premiums increased $30 million (1%) in the first nine months of 2016 compared to the first nine months of 2015. Higher premiums in the excess and surplus, targeted markets and workers’ compensation businesses were partially offset by lower premiums in the general liability businesses and by Neon’s exit of certain lines of business and implementation of more stringent underwriting standards at Neon. Lower premiums in the general liability business were primarily the result of competitive market conditions, re-underwriting efforts within the Florida homebuilders market and the slowdown within the energy sector. Average renewal rates decreased approximately 1% for this group in the first nine months of 2016, including a decrease of approximately 4% in the workers’ compensation businesses. Excluding the workers’ compensation business, average renewal rates for this group increased approximately 1% during the first nine months of 2016. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points for the first nine months of 2016 compared to the first nine months of 2015, reflecting the cession of Neon’s UK medical malpractice business and a change in the mix of business at Neon.

Specialty financial Gross written premiums increased $47 million (10%) in the first nine months of 2016 compared to the first nine months of 2015 due primarily to growth in the financial institutions and surety businesses. Average renewal rates for this group were flat in the first nine months of 2016. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points for the first nine months of 2016 compared to the first nine months of 2015, reflecting higher cessions in the financial institutions business, partially offset by a decline in auto dealer business, which is heavily reinsured.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty segment:

	Nine months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015
Property and transportation
Loss and LAE ratio	66.4%	72.7%	(6.3%)
Underwriting expense ratio	26.0%	26.0%	—%
Combined ratio	92.4%	98.7%	(6.3%)
Underwriting profit				$91	$14

Specialty casualty
Loss and LAE ratio	65.0%	63.5%	1.5%
Underwriting expense ratio	30.7%	30.1%	0.6%
Combined ratio	95.7%	93.6%	2.1%
Underwriting profit				$65	$96

Specialty financial
Loss and LAE ratio	31.8%	28.5%	3.3%
Underwriting expense ratio	52.7%	52.5%	0.2%
Combined ratio	84.5%	81.0%	3.5%
Underwriting profit				$64	$72

Total Specialty
Loss and LAE ratio	61.0%	62.2%	(1.2%)
Underwriting expense ratio	31.9%	31.5%	0.4%
Combined ratio	92.9%	93.7%	(0.8%)
Underwriting profit				$227	$195

Aggregate — including exited lines
Loss and LAE ratio	63.8%	64.5%	(0.7%)
Underwriting expense ratio	32.2%	31.5%	0.7%
Combined ratio	96.0%	96.0%	—%
Underwriting profit				$126	$125
The Specialty property and casualty insurance operations generated an underwriting profit of $227 million in the first nine months of 2016 compared to $195 million in the first nine months of 2015, an increase of $32 million (16%). The higher underwriting profit in the first nine months of 2016 reflects higher underwriting profit in the Property and transportation sub-segment, partially offset by lower underwriting profit in the Specialty casualty and Specialty financial sub-segments.

Property and transportation Underwriting profit for this group was $91 million for the first nine months of 2016 compared to $14 million for the first nine months of 2015, an increase of $77 million (550%). This improvement reflects higher underwriting profit in the transportation businesses, due primarily to favorable prior year reserve development, and higher profitability in the crop insurance and property and inland marine businesses.

Specialty casualty Underwriting profit for this group was $65 million for the first nine months of 2016 compared to $96 million for the first nine months of 2015, a decrease of $31 million (32%). Higher underwriting profitability in the workers’ compensation and executive liability businesses, due primarily to higher favorable prior year reserve development, and improved results in the general liability business were more than offset by adverse prior year reserve development in the excess and surplus and targeted markets businesses and current accident year trade credit losses in Neon’s political risk and trade credit business.

Specialty financial Underwriting profit for this group was $64 million for the first nine months of 2016 compared to $72 million for the first nine months of 2015, a decrease of $8 million (11%). Higher underwriting profit in the fidelity and crime business, primarily the result of higher favorable prior year reserve development, was more than offset by adverse prior year reserve development in the financial institutions business and lower underwriting profit in the trade credit businesses, resulting primarily from lower favorable prior year reserve development.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other specialty Underwriting profit for this group was $7 million for the first nine months of 2016 compared to $13 million in the first nine months of 2015, a decrease of $6 million (46%). The decrease is due primarily to lower favorable prior year loss development in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

Aggregate See “Net prior year reserve development” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended September 30, 2016 and 2015 for a discussion of the $36 million and $67 million pretax non-core special A&E charges recorded in the third quarter of 2016 and 2015, respectively. As discussed below in more detail under “Net prior year reserve development,” AFG recorded a $65 million non-core charge in the second quarter of 2016 related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 63.8% for the first nine months of 2016 compared to 64.5% for the first nine months of 2015, a decrease of 0.7 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Nine months ended September 30,
	Amount		Ratio		Change in
	2016	2015	2016	2015	Ratio
Property and transportation
Current year, excluding catastrophe losses	$804	$817	67.1%	70.6%	(3.5%)
Prior accident years development	(34)	7	(2.8%)	0.5%	(3.3%)
Current year catastrophe losses	25	18	2.1%	1.6%	0.5%
Property and transportation losses and LAE and ratio	$795	$842	66.4%	72.7%	(6.3%)

Specialty casualty
Current year, excluding catastrophe losses	$982	$951	65.7%	63.5%	2.2%
Prior accident years development	(16)	(4)	(1.1%)	(0.2%)	(0.9%)
Current year catastrophe losses	6	3	0.4%	0.2%	0.2%
Specialty casualty losses and LAE and ratio	$972	$950	65.0%	63.5%	1.5%

Specialty financial
Current year, excluding catastrophe losses	$140	$129	33.6%	33.9%	(0.3%)
Prior accident years development	(17)	(25)	(4.0%)	(6.5%)	2.5%
Current year catastrophe losses	9	4	2.2%	1.1%	1.1%
Specialty financial losses and LAE and ratio	$132	$108	31.8%	28.5%	3.3%

Total Specialty
Current year, excluding catastrophe losses	$1,968	$1,938	61.8%	62.4%	(0.6%)
Prior accident years development	(71)	(32)	(2.1%)	(1.0%)	(1.1%)
Current year catastrophe losses	43	26	1.3%	0.8%	0.5%
Total Specialty losses and LAE and ratio	$1,940	$1,932	61.0%	62.2%	(1.2%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,968	$1,938	61.8%	62.4%	(0.6%)
Prior accident years development	22	38	0.7%	1.3%	(0.6%)
Current year catastrophe losses	43	26	1.3%	0.8%	0.5%
Aggregate losses and LAE and ratio	$2,033	$2,002	63.8%	64.5%	(0.7%)
Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.8% for the first nine months of 2016 compared to 62.4% for the first nine months of 2015, a decrease of 0.6%.

Property and transportation   The 3.5 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio of the property and inland marine and transportation businesses, as well as the crop operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty   The 2.2 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in current accident year trade credit losses in Neon’s political risk and trade credit business and an increase in the loss and LAE ratio of the targeted markets, general liability and executive liability businesses.

Specialty financial   The loss and LAE ratio for the current year, excluding catastrophe losses is comparable between periods.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $71 million in the first nine months of 2016 compared to $32 million in the first nine months of 2015, an increase of $39 million (122%).

Property and transportation Net favorable reserve development of $34 million in the first nine months of 2016 reflects lower than expected losses in the crop operations and lower than expected claim severity in the property and inland marine and trucking businesses. Net adverse reserve development of $7 million in the first nine months of 2015 reflects higher than expected claim severity and frequency in the transportation businesses and higher than anticipated claim frequency in the ocean marine business, partially offset by lower than expected claim severity in the property and inland marine business, agricultural operations and a run-off book of homebuilders business.

Specialty casualty Net favorable reserve development of $16 million in the first nine months of 2016 reflects lower than anticipated claim severity in workers’ compensation business and directors and officers liability insurance and lower than expected claim frequency and severity in excess liability business, partially offset by adverse reserve development at Neon, higher than anticipated severity in New York contractor claims and higher than anticipated claim severity in general liability insurance. Net favorable reserve development of $4 million in the first nine months of 2015 includes lower than anticipated claim severity in workers’ compensation business, lower than anticipated claim severity and frequency in excess liability insurance and lower than expected claim severity in directors and officers liability insurance, partially offset by higher than anticipated severity and frequency in contractor claims and adverse reserve development at Neon.

Specialty financial Net favorable reserve development of $17 million in the first nine months of 2016 reflects lower than anticipated claim severity in the fidelity and crime business and lower than expected claim frequency and severity in the surety business, partially offset by higher than anticipated claim frequency in the financial institutions business. Net favorable reserve development of $25 million in the first nine months of 2015 reflects lower than anticipated claim frequency and severity in the trade credit business, surety business and products for financial institutions and lower than expected claim severity in the fidelity business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $4 million in the first nine months of 2016 and $10 million in the first nine months of 2015, reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Special asbestos and environmental reserve charges See “Net prior year reserve development” under “Results of Operations — Property and Casualty Insurance” for the quarters ended September 30, 2016 and 2015 for a discussion of the $36 million and $67 million special A&E charges recorded in the third quarter of 2016 and 2015, respectively.

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

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty segment includes the special A&E charges and Neon exited lines charge mentioned above and adverse reserve development of $3 million in the first nine months of 2015 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2015, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 3.5% of AFG’s shareholders’ equity. Catastrophe losses of $43 million in the first nine months of 2016 resulted primarily from winter storms in the first quarter of 2016, April storms in Texas in the second quarter of 2016 and flooding in Louisiana and multiple storms in the southern United States in the third quarter of 2016. Catastrophe losses of $26 million in the first nine months of 2015 resulted primarily from winter storms in the first quarter of 2015 and multiple storms in the midwestern and central United States in the second and third quarters of 2015.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.03 billion in the first nine months of 2016 compared to $977 million for the first nine months of 2015, an increase of $48 million (5%). AFG’s underwriting expense ratio was 32.2% for the first nine months of 2016 compared to 31.5% for the first nine months of 2015, an increase of 0.7 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Nine months ended September 30,
	2016		2015		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$311	26.0%	$301	26.0%	—%
Specialty casualty	459	30.7%	450	30.1%	0.6%
Specialty financial	220	52.7%	200	52.5%	0.2%
Other specialty	27	36.9%	26	36.1%	0.8%
Total Specialty	1,017	31.9%	977	31.5%	0.4%
Neon exited lines charge	8		—
Total Aggregate	$1,025	32.2%	$977	31.5%	0.7%

AFG’s overall expense ratio increased 0.7% in the first nine months of 2016 compared to the first nine months of 2015.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums were comparable in the first nine months of 2016 and the first nine months of 2015.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.6 percentage points in the first nine months of 2016 compared to the first nine months of 2015 due primarily to the impact of lower premiums at Neon on the ratio, partially offset by the impact of a charge in the second quarter of 2015 to write off certain previously capitalized project costs.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums were comparable in the first nine months of 2016 compared to the first nine months of 2015.

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty segment includes $8 million of restructuring charges recorded as part of the $65 million non-core charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer recorded in the second quarter of 2016. See “Net prior year reserve development” under “Property and Casualty Insurance Segment — Results of Operations” for the nine months ended September 30, 2016 and 2015.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $265 million in the first nine months of 2016 compared to $245 million in the first nine months of 2015, an increase of $20 million (8%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Nine months ended September 30,
	2016	2015	Change	% Change
Net investment income	$265	$245	$20	8%

Average invested assets (at amortized cost)	$9,507	$8,880	$627	7%

Yield (net investment income as a % of average invested assets)	3.72%	3.68%	0.04%

Tax equivalent yield (*)	4.22%	4.25%	(0.03%)

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty segment for the first nine months of 2016 as compared to the first nine months of 2015 is due primarily to growth in the property and casualty segment. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.72% for the first nine months of 2016 compared to 3.68% for the first nine months of 2015, reflecting the impact of higher income from certain investments that are required to be carried at fair value through earnings and higher equity in the earnings of limited partnerships and similar investments, partially offset by lower yields available in the financial markets.

Property and Casualty Other Income and Expenses, Net
GAAP other income and expenses, net for AFG’s property and casualty operations was net income of $4 million for the first nine months of 2016 compared to $27 million for the first nine months of 2015. Core other income and expenses, net for AFG’s property and casualty operations was a net expense of $28 million for the first nine months of 2016 compared to $24 million for the first nine months of 2015. The table below details the items included in GAAP and core other income and expenses, net for AFG’s property and casualty operations (in millions):

	Nine months ended September 30,
	2016	2015
Other income
Income from the sale of real estate (*)	$—	$3
Other	14	7
Total other income	14	10
Other expenses
Amortization of intangibles	6	6
NATL merger expenses	5	—
Other	31	27
Total other expense	42	33
Interest expense	—	1
Core other income and expenses, net	(28)	(24)
Pretax non-core gain on sale of apartment property and hotel	32	51
GAAP other income and expenses, net	$4	$27

(*)	Excludes pretax non-core gains of $32 million on the sale of an apartment property in the second quarter of 2016 and $51 million on the sale of Le Pavillon Hotel in the second quarter of 2015.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $236 million in pretax earnings in the first nine months of 2016 compared to $230 million in the first nine months of 2015, an increase of $6 million (3%). The increase in AFG’s annuity segment results for the first nine months of 2016 compared to the first nine months of 2015 reflects higher investment income from certain investments that are required to be carried at fair value through earnings and a 13% increase in average annuity investments (at amortized cost), partially offset by lower investment yields due to the run-off of higher yielding investments. Included in these results is the change in fair value of derivatives related to fixed-indexed annuities (“FIAs”), which had a negative impact of $56 million for the first nine months of 2016 compared to $28 million for the 2015 period. For the first nine months of 2016, the negative impact of a significant drop in interest rates on fair value accounting for FIAs was partially offset by the positive impact of an increase in the stock market. For the 2015 period, fair value accounting for FIAs was negatively impacted by a significant decrease in the stock market and a slightly lower than expected increase in interest rates.

The following table details AFG’s earnings before income taxes from its annuity operations for the nine months ended September 30, 2016 and 2015 (dollars in millions).

	Nine months ended September 30,
	2016	2015	% Change
Revenues:
Net investment income	$1,010	$915	10%
Other income:
Guaranteed withdrawal benefit fees	39	31	26%
Policy charges and other miscellaneous income	37	44	(16%)
Total revenues	1,086	990	10%

Costs and Expenses:
Annuity benefits (*)	640	543	18%
Acquisition expenses	127	143	(11%)
Other expenses	83	74	12%
Total costs and expenses	850	760	12%
Earnings before income taxes	$236	$230	3%

Detail of annuity earnings before income taxes (dollars in millions):

	Nine months ended September 30,
	2016	2015	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$292	$258	13%
Impact of derivatives related to FIAs	(56)	(28)	100%
Earnings before income taxes	$236	$230	3%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(*)	Annuity benefits consisted of the following (dollars in millions):

	Nine months ended September 30,
	2016	2015	% Change
Interest credited — fixed	$426	$394	8%
Interest credited — fixed component of variable annuities	4	5	(20%)
Other annuity benefits:
Change in expected death and annuitization reserve	14	14	—%
Amortization of sales inducements	17	20	(15%)
Change in guaranteed withdrawal benefit reserve	49	48	2%
Change in other benefit reserves	23	17	35%
Total other annuity benefits	103	99	4%
Total before impact of derivatives related to FIAs	533	498	7%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	188	(99)	(290%)
Equity option mark-to-market	(81)	144	(156%)
Impact of derivatives related to FIAs	107	45	138%
Total annuity benefits	$640	$543	18%

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Nine months ended September 30,
	2016	2015	% Change
Average fixed annuity investments (at amortized cost)	$27,899	$24,765	13%
Average fixed annuity benefits accumulated	27,778	24,514	13%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.79%	4.89%
Interest credited — fixed	(2.04%)	(2.14%)
Net interest spread	2.75%	2.75%

Policy charges and other miscellaneous income	0.14%	0.19%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.31%)	(0.36%)
Acquisition expenses	(0.58%)	(0.74%)
Other expenses	(0.39%)	(0.38%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.51%)	(0.25%)
Net spread earned on fixed annuities	1.10%	1.21%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Nine months ended September 30,
	2016	2015
Net spread earned on fixed annuities — before impact of derivatives related to fixed-indexed annuities	1.37%	1.36%
Impact of derivatives related to fixed-indexed annuities (*)	(0.27%)	(0.15%)
Net spread earned on fixed annuities	1.10%	1.21%

(*)
Change in fair value of derivatives related to fixed-indexed annuities offset by an estimate of the related deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the first nine months of 2016 was $1.01 billion compared to $915 million for the first nine months of 2015, an increase of $95 million (10%). This increase reflects primarily the growth in AFG’s annuity business, partially offset by the impact of lower in-force investment yields. The overall yield earned on investments in AFG’s annuity operations,

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.10 percentage points to 4.79% from 4.89% for the first nine months of 2016 compared to the first nine months of 2015. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets, partially offset by higher investment income from certain investments that are required to be carried at fair value through earnings.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first nine months of 2016 was $426 million compared to $394 million for the first nine months of 2015, an increase of $32 million (8%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.10 percentage points to 2.04% from 2.14% in the first nine months of 2016 compared to the first nine months of 2015.

Annuity Net Interest Spread
AFG’s net interest spread was 2.75 percentage points in both the first nine months of 2016 and 2015 as the impact of lower in-force investment yields was offset by lower crediting rates and higher income from certain investments that are required to be carried at fair value through earnings. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result of these two items, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate, were $37 million for the first nine months of 2016 compared to $44 million for the first nine months of 2015, a decrease of $7 million (16%). Other miscellaneous income includes $3 million in income from the sale of real estate in the first nine months of 2016 compared to $6 million in the first nine months of 2015. As a percentage of average fixed annuity benefits accumulated, annuity policy charges and other miscellaneous income decreased 0.05 percentage points to 0.14% from 0.19% in the first nine months of 2016 compared to the first nine months of 2015.

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the first nine months of 2016 were $64 million compared to $68 million for the first nine months of 2015, a decrease of $4 million (6%). As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.05 percentage points to 0.31% from 0.36% in the first nine months of 2016 compared to the first nine months of 2015. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Nine months ended September 30,
	2016	2015
Change in expected death and annuitization reserve	$14	$14
Amortization of sales inducements	17	20
Change in guaranteed withdrawal benefit reserve	49	48
Change in other benefit reserves	23	17
Other annuity benefits	103	99
Offset guaranteed withdrawal benefit fees	(39)	(31)
Other annuity benefits, net	$64	$68

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies”, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. The guaranteed withdrawal benefit reserve related to FIAs is inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Acquisition Expenses
AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.58% for the first nine months of 2016 compared to 0.74% for the first nine months of 2015 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of significantly lower than anticipated interest rates during the first nine months of 2016 and the significant stock market decrease in the first nine months of 2015 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Nine months ended September 30,
	2016	2015
Before the impact of changes in the fair value of derivatives related to fixed-indexed annuities on the amortization of DPAC	0.81%	0.83%
Impact of changes in fair value of derivatives related to fixed-indexed annuities on amortization of DPAC (*)	(0.23%)	(0.09%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.58%	0.74%

(*)
An estimate of the deceleration in the amortization of deferred sales inducement and deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

Annuity Other Expenses
Annuity other expenses for the first nine months of 2016 were $83 million compared to $74 million for the first nine months of 2015, an increase of $9 million (12%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. The increase in annuity other expenses primarily reflects growth in the business as well as an increase in the number of sales personnel focused on new initiatives and increased market share within existing financial institutions, partially offset by higher expenses related to professional services and employee compensation plans in the 2015 period. As a percentage of average fixed annuity benefits accumulated, these expenses increased 0.01 percentage points to 0.39% from 0.38% for the first nine months of 2016 as compared to the first nine months of 2015.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $107 million in the first nine months of 2016 compared to $45 million in the first nine months of 2015. The increase in the first nine months of 2016 is due primarily to significantly lower than expected interest rates, partially offset by the impact of an increase in the stock market. The increase in the first nine months of 2015 reflects the negative impact of the significant decline in the stock market and lower than anticipated interest rates on these derivatives. As a percentage of average fixed annuity benefits accumulated, this net expense increased 0.26 percentage points to 0.51% from 0.25% for the first nine months of 2016 compared to the first nine months of 2015.

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

	Nine months ended September 30,
	2016	2015	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$292	$258	13%
Change in fair value of derivatives related to fixed-indexed annuities	(107)	(45)	138%
Related impact on amortization of DPAC (*)	51	17	200%
Earnings before income taxes	$236	$230	3%

(*)	An estimate of the related deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC decreased the annuity segment’s earnings before income taxes by $56 million in the first nine months of 2016 and $28 million in the first nine months of 2015.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.11 percentage points to 1.10% from 1.21% in the first nine months of 2016 compared to the same period in 2015 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine months ended September 30,
	2016	2015
Beginning fixed annuity reserves	$26,371	$23,462
Fixed annuity premiums (receipts)	3,295	3,001
Federal Home Loan Bank advances	150	300
Surrenders, benefits and other withdrawals	(1,665)	(1,417)
Interest and other annuity benefit expenses:
Interest credited	426	394
Embedded derivative mark-to-market	188	(99)
Change in other benefit reserves	88	84
Ending fixed annuity reserves	$28,853	$25,725

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$28,853	$25,725
Impact of unrealized investment gains	180	113
Fixed component of variable annuities	189	188
Annuity benefits accumulated per balance sheet	$29,222	$26,026

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $3.32 billion in the first nine months of 2016 compared to $3.03 billion in the first nine months of 2015, an increase of $291 million (10%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Nine months ended September 30,
	2016	2015	% Change
Financial institutions single premium annuities — indexed	$1,476	$1,279	15%
Financial institutions single premium annuities — fixed	316	157	101%
Retail single premium annuities — indexed	1,299	1,370	(5%)
Retail single premium annuities — fixed	60	52	15%
Education market — fixed and indexed annuities	144	143	1%
Total fixed annuity premiums	3,295	3,001	10%
Variable annuities	29	32	(9%)
Total annuity premiums	$3,324	$3,033	10%

Management believes the 10% increase in annuity premiums in the first nine months of 2016 as compared to the first nine months of 2015 is consistent with overall growth in the annuity industry, as sales of traditional fixed and fixed-indexed annuities have increased while sales of variable annuities have decreased. In addition, the increase reflects new products, additional staffing, and increased market share within existing financial institutions. This growth slowed in the third quarter of 2016 as a result of AFG’s reduction in crediting rates on its annuities in the first nine months of 2016 due to the decline in market interest rates; these crediting rate reductions were made to maintain appropriate returns on new business.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine months ended September 30,
	2016	2015
Earnings on fixed annuity benefits accumulated	$230	$222
Earnings on investments in excess of fixed annuity benefits accumulated (*)	4	9
Variable annuity earnings (loss)	2	(1)
Earnings before income taxes	$236	$230

(*)
Net investment income (as a % of investments) of 4.79% and 4.89% for the nine months ended September 30, 2016 and 2015, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Run-off Long-Term Care and Life Segment — Results of Operations AFG’s run-off long-term care and life segment reported GAAP pretax earnings of $2 million for the first nine months of 2016 compared to a loss of $148 million for the first nine months of 2015. Results for the 2015 period include a $162 million estimated pretax non-core realized loss on the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business, which closed in the fourth quarter of 2015. See Note B — “Acquisition and Sale of Businesses” to the financial statements. The following table details AFG’s GAAP and core earnings (loss) before income taxes from its run-off long-term care and life operations for the nine months ended September 30, 2016 and 2015 (dollars in millions):

	Nine months ended September 30,
	2016	2015	% Change
Revenues:
Net earned premiums:
Long-term care	$2	$56	(96%)
Life operations	16	24	(33%)
Net investment income	15	61	(75%)
Other income	4	4	—%
Total revenues	37	145	(74%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	5	67	(93%)
Life operations	21	29	(28%)
Acquisition expenses	4	13	(69%)
Other expenses	7	22	(68%)
Total costs and expenses	37	131	(72%)
Core earnings (loss) before income taxes	—	14	(100%)
Pretax non-core realized gain (loss) on subsidiaries	2	(162)	(101%)
GAAP earnings (loss) before income taxes	$2	$(148)	(101%)

The decrease in long-term care net earned premiums and benefit expense in the first nine months of 2016 compared to the first nine months of 2015 is due to the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business in December of 2015.

Substantially all of the core earnings before income taxes in AFG’s run-off long-term care and life segment in the first nine months of 2015 represent earnings from AFG’s long-term care business and reflect the impact of improved claims experience, rate increases and lower persistency, as well as strong investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $131 million for both the first nine months of 2016 and 2015. AFG’s net core pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $126 million for the first nine months of 2016 compared to $115 million for the first nine months of 2015, an increase of $11 million (10%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations for the nine months ended September 30, 2016 and 2015 (dollars in millions):

	Nine months ended September 30,
	2016	2015	% Change
Revenues:
Net investment income	$6	$1	500%
Other income — P&C fees	43	38	13%
Other income	15	18	(17%)
Total revenues	64	57	12%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	13	10	30%
Interest charges on borrowed money	56	57	(2%)
Other expense — expenses associated with P&C fees	30	28	7%
Other expenses (*)	91	77	18%
Total costs and expenses	190	172	10%
Core loss before income taxes, excluding realized gains and losses	(126)	(115)	10%
Pretax non-core special A&E charges	(5)	(12)	(58%)
Pretax non-core loss on retirement of debt	—	(4)	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(131)	$(131)	—%

(*)
Excludes pretax non-core special A&E charges of $5 million and $12 million in the third quarter of 2016 and 2015, respectively, and a pretax non-core loss on retirement of debt of $4 million in the third quarter of 2015. See “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2016 and 2015 for a discussion of these non-core charges.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $6 million in the first nine months of 2016 compared to $1 million in the first nine months of 2015. The parent company holds a small portfolio of securities that are classified as “trading” and carried at fair value through net investment income. These trading securities increased in value by approximately $3 million in the first nine months of 2016 compared to a slight decrease in value in the first nine months of 2015.

Holding Company and Other — P&C Fees and Related Expenses
Summit, the workers’ compensation insurance business that AFG acquired in April 2014, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first nine months of 2016, AFG collected $43 million in fees for these services compared to $38 million in the first nine months of 2015. Management views this fee income, net of the $30 million in the first nine months of 2016 and $28 million in the first nine months of 2015, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $12 million and $11 million in the first nine months of 2016 and 2015, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

income outside of its insurance operations of $3 million in the first nine months of 2016 and $7 million in the first nine months of 2015.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $56 million in the first nine months of 2016 compared to $57 million in the first nine months of 2015, a decrease of $1 million (2%). The impact of higher average indebtedness during the first nine months of 2016 as compared to the first nine months of 2015 was more than offset by a lower weighted average interest rate and the favorable impact of the interest rate swap on the 9-7/8% Senior Notes due June 2019 that was entered into in June 2015.

The increase in average indebtedness for the first nine months of 2016 as compared to the first nine months of 2015 reflects the following financing transactions completed by AFG between January 1, 2015 and September 30, 2016:

•	Issued $300 million of 3-1/2% Senior Notes on August 22, 2016.

•	Issued $150 million of 6% Subordinated Debentures on November 17, 2015.

•	Redeemed $132 million of 7% Senior Notes at par value on September 30, 2015.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges and the non-core loss on retirement of debt, AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $91 million in the first nine months of 2016 compared to $77 million in the first nine months of 2015, an increase of $14 million (18%). This increase reflects higher holding company expenses related to employee benefit plans that are tied to stock market performance and a $5 million donation to the University of Cincinnati College of Business in the third quarter of 2016.

Holding Company and Other — Special A&E Charges
See “Holding Company and Other — Special A&E Charges” under “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2016 and 2015 for a discussion of the $5 million and $12 million in non-core special A&E charges recorded in the third quarter of 2016 and 2015, respectively.

Holding Company and Other — Loss on Retirement of Debt
See “Holding Company and Other — Loss on Retirement of Debt” under “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2016 and 2015 for a discussion of the $4 million loss on retirement of debt recorded in the third quarter of 2015.

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were losses of $32 million in the first nine months of 2016 compared to gains of $2 million in the first nine months of 2015, a decrease of $34 million (1,700%). Realized gains (losses) on securities consisted of the following (in millions):

	Nine months ended September 30,
	2016	2015
Realized gains (losses) before impairments:
Disposals	$82	$81
Change in the fair value of derivatives	—	(7)
Adjustments to annuity deferred policy acquisition costs and related items	(7)	(3)
	75	71
Impairment charges:
Securities	(120)	(80)
Adjustments to annuity deferred policy acquisition costs and related items	13	11
	(107)	(69)
Realized gains (losses) on securities	$(32)	$2
AFG’s impairment charges on securities for the first nine months of 2016 consist of $83 million on equity securities and $37 million on fixed maturities compared to $48 million on equity securities and $32 million on fixed maturities in the first nine months of 2015. Approximately $68 million in impairment charges in the first nine months of 2016 are related to financial institutions and $19 million are on energy related investments. Approximately $30 million of the charges recorded in the first nine months of 2015 are on energy related investments, $13 million are on real estate related investments and $7 million on investments in metal mining companies.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gain (Loss) on Subsidiaries   In the first quarter of 2015, AFG recorded an estimated pretax loss of $162 million on the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business. In the second quarter of 2016, AFG received additional proceeds based on the final closing balance sheet and adjusted certain accrued expense estimates associated with the sale, resulting in a $2 million favorable adjustment to the loss recorded in 2015. See Note B — “Acquisition and Sale of Businesses” to the financial statements. In addition, AFG recorded a $5 million pretax realized gain in the third quarter of 2015 representing an adjustment to the previously recognized loss on a small property and casualty subsidiary sold several years ago.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $190 million for the first nine months of 2016 compared to $115 million for the first nine months of 2015, an increase of $75 million (65%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings attributable to noncontrolling interests was $16 million for the first nine months of 2016 compared to $17 million for the first nine months of 2015. The following table details net earnings in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Nine months ended September 30,
	2016	2015	% Change
National Interstate	$12	$9	33%
Other	4	8	(50%)
Earnings attributable to noncontrolling interests	$16	$17	(6%)

Other noncontrolling interests includes $4 million related to the gain on the sale of an apartment property in the second quarter of 2016 and $6 million related to the gain on the sale of Le Pavillon Hotel in the second quarter of 2015. Both properties were owned by an 80%-owned subsidiary of GAI.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. AFG will be required to adopt the updated guidance effective January 1, 2017 (early adoption is permitted). Management does not expect the adoption of this guidance to have a material effect on its results of operations or financial position.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which provides a new credit loss model for determining credit-related impairments for financial instruments measured at amortized cost (e.g. mortgage loans or reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses considers historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent increases or decreases in such losses, will be recorded immediately through realized gains (losses) as an allowance that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the balance sheet at the amount expected to be collected. The updated guidance also amends the current other-than-temporary impairment model for available for sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. Subsequent increases or decreases in expected credit losses will be recorded immediately in the income statement through realized gains (losses). AFG will be required to adopt this guidance effective January 1, 2020. AFG cannot estimate the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is adopted.

ITEM 3
Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2016, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2015 Form 10-K.

ITEM 4
Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2016 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the third fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART II
OTHER INFORMATION
ITEM 1
Legal Proceedings

On October 7, 2016, a purported shareholder of National Interstate Corporation (“NATL”) filed an action, relating to the proposed merger in which Great American Insurance Company (“GAI”) would acquire the remaining shares of NATL that it does not already own, on behalf of a putative class of NATL’s shareholders in the United States District Court for the Northern District of Ohio, captioned Solak v. National Interstate, et al., Case No. 5:16-cv-02470-SL. The Solak action names as defendants NATL, the members of NATL’s board of directors, AFG, GAI and GAIC Alloy, Inc., a wholly-owned subsidiary of GAI formed to effect the merger transaction, alleging class and derivative claims under Sections 13(e), 14(a) and 20(a) of the Securities Exchange Act of 1934 and rules and regulations promulgated thereunder, and for breaches of fiduciary duties by the members of NATL’s board of directors and by GAI as an alleged controlling shareholder. The complaint contains both direct class action claims as well as indirect shareholder derivative claims. AFG believes that the allegations in this action are without merit.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities AFG repurchased shares of its Common Stock during the first nine months of 2016 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Six Months	1,438,142	$67.90	1,438,142	4,606,672
Third Quarter:
July	—	—	—	4,606,672
August	222,000	73.70	222,000	4,384,672
September	135,867	74.43	135,867	4,248,805
Total	1,796,009	$69.11	1,796,009

(a)	Represents the remaining shares that may be repurchased under the Plan authorized by AFG’s Board of Directors in December 2014 and February 2016.

In addition, AFG acquired 28,044 shares of its Common Stock (at an average of $66.96 per share) in the first six months of 2016 and 15 shares (at $73.77 per share) in July 2016 in connection with its stock incentive plans.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 6
Exhibits

Number	Exhibit Description
2	Agreement and Plan of Merger dated July 25, 2016 by and among Great American Insurance Company and National Interstate Corporation, filed as Exhibit 2.1 to AFG’s Form 8-K on July 25, 2016.	(*)
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

November 4, 2016	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer