Form 10-K
period 2016-12-31
AMERICAN FINANCIAL GROUP INC
filed 2017-02-24
CIK 1042046

________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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
          Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $5.54 billion.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 87,014,273 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2017.
________________________________
Documents Incorporated by Reference:
Proxy Statement for 2017 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof). ________________________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC.

FORWARD-LOOKING STATEMENTS

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

Property and Casualty Insurance Segment

General

AFG’s property and casualty operations provide a wide range of commercial coverages through over 30 niche insurance businesses that make up the Great American Insurance Group. AFG’s property and casualty insurance operations ultimately report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. Each business is managed by experienced professionals in particular lines or customer groups and operates autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations employed approximately 6,600 people as of December 31, 2016. These operations are conducted through the subsidiaries listed in the following table, which includes independent financial strength ratings and 2016 gross written premiums (in millions) for each major subsidiary. These ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a rating in the “A” category by A.M. Best is important to compete successfully in most lines of business.

	Ratings		Gross Written
	AM Best	S&P	Premiums
Company
Great American Insurance	A+	A+	$3,873
National Interstate	A	not rated	729
Summit (Bridgefield Casualty and Bridgefield Employers)	A	A+	546
Republic Indemnity	A	A+	263
Neon Lloyd’s Syndicate	A	A+	211
American Empire Surplus Lines	A+	A+	143
Mid-Continent Casualty	A+	A+	129
Other			87
			$5,981

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

Financial information is reported in accordance with U.S. generally accepted accounting principles (“GAAP”) for shareholder and other investor-related purposes and reported on a statutory basis for U.S. insurance regulatory purposes. Unless indicated otherwise, the financial information presented in the Form 10-K for AFG’s property and casualty insurance operations is presented based on GAAP. Statutory information is only prepared for AFG’s U.S.-based subsidiaries, which represented approximately 95% of AFG’s direct written premiums in 2016, and is provided for industry comparisons or where comparable GAAP information is not readily available.

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

AFG’s statutory combined ratio averaged 92.1% for the period 2014 to 2016 as compared to 98.8% for the property and casualty industry over the same period (Source: “A.M. Best’s Review & Preview Report” — February 2017 Edition). AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

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

The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2016	2015	2014
Gross written premiums	$5,981	$5,832	$5,477
Ceded reinsurance	(1,595)	(1,505)	(1,457)
Net written premiums	$4,386	$4,327	$4,020

Net earned premiums	$4,328	$4,224	$3,878
Loss and LAE	2,669	2,628	2,470
Special asbestos and environmental (“A&E”) charges	36	67	24
Neon exited lines charge	65	—	—
Underwriting expenses	1,322	1,304	1,172
Underwriting gain	$236	$225	$212

GAAP ratios:
Loss and LAE ratio	63.8%	63.8%	64.3%
Underwriting expense ratio	30.7%	30.9%	30.2%
Combined ratio	94.5%	94.7%	94.5%

Statutory ratios:
Loss and LAE ratio	58.8%	60.9%	63.2%
Underwriting expense ratio	31.4%	31.7%	30.4%
Combined ratio	90.2%	92.6%	93.6%

Industry statutory combined ratio (a)
All lines	100.7%	98.3%	97.4%
Commercial lines	98.2%	97.5%	97.1%

(a)	The source of the industry ratios is “A.M. Best’s Review & Preview Report” (February 2017 Edition).

As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, severe storms, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG’s insurance operations from current accident year catastrophes were $55 million in 2016, $35 million in 2015 and $28 million in 2014 and are included in the table above.

AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG’s net exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 4% of AFG’s Shareholders’ Equity.

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

Specialty Casualty
Executive and Professional Liability	Markets coverage for directors and officers of businesses and non-profit organizations; errors and omissions; cyber; and mergers and acquisitions.
Umbrella and Excess Liability	Provides liability coverage in excess of primary layers.
Excess and Surplus	Provides liability, umbrella and excess coverage for unique, volatile or hard to place risks, using rates and forms that generally do not have to be approved by state insurance regulators.
General Liability	Provides coverage for contractor-related businesses, energy development and production risks, and environmental liability risks.
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

Management believes specialization is the key element to the underwriting success of these business units. These specialty businesses are opportunistic and their premium volume will vary based on prevailing market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets that meet its profitability objectives. For example, in April 2014, AFG acquired Summit Holding Southeast, Inc. and its related companies. Summit, which is a leading provider of workers’ compensation solutions in the southeastern United States, generated $540 million in net written premiums in 2016. Likewise, AFG will withdraw from markets that do not meet its profit objectives or business strategy, such as Neon’s withdrawal from its UK and international medical malpractice and general liability classes in 2016.

Premium Distribution

The following table shows the net written premiums by sub-segment for AFG’s property and casualty insurance operations for 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Property and transportation	$1,672	$1,636	$1,566
Specialty casualty	2,036	2,052	1,864
Specialty financial	572	540	488
Other	106	99	102
	$4,386	$4,327	$4,020

The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers for 2016, 2015 and 2014 is shown below. Approximately 5% of AFG’s direct written premiums in 2016 were derived from non U.S.-based insurers, primarily Neon, a United Kingdom-based Lloyd’s insurer.

	2016	2015	2014		2016	2015	2014
California	14.3%	14.2%	13.9%	Pennsylvania	2.5%	2.6%	2.6%
Florida	9.6%	9.0%	8.7%	North Carolina	2.4%	2.7%	2.8%
New York	6.7%	6.7%	6.6%	Iowa	2.3%	2.5%	2.5%
Texas	6.1%	6.1%	6.2%	Kansas	2.2%	2.5%	2.5%
Illinois	5.3%	5.7%	5.8%	Michigan	2.2%	2.5%	2.3%
Georgia	2.9%	2.8%	2.8%	Arizona	2.1%	1.1%	1.1%
Missouri	2.7%	2.8%	2.7%	Indiana	2.1%	2.0%	1.8%
New Jersey	2.5%	2.3%	2.4%	Other	34.1%	34.5%	35.3%
					100.0%	100.0%	100.0%

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

In addition to traditional reinsurance, AFG had catastrophe coverage through a catastrophe bond structure with Riverfront Re Ltd. from April 1, 2014 through January 6, 2017, which has not been renewed as of February 20, 2017.

In addition to the large line capacity and catastrophe reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 11% of AFG’s total property and casualty reinsurance recoverable (including prepaid reinsurance premiums and net of payables to reinsurers) at December 31, 2016: Hannover Rueck SE, Munich Reinsurance America, Inc. and Swiss Reinsurance America Corporation. In addition, AFG has a reinsurance recoverable from Ohio Casualty Insurance Company of $147 million related to that company’s purchase of AFG’s commercial lines business in 1998. No other reinsurers exceeded 5% of AFG’s property and casualty reinsurance recoverable.

Reinsurance is provided on one of two bases, facultative or treaty. Facultative reinsurance is generally provided on a risk-by-risk basis. Individual risks are ceded and assumed based on an offer and acceptance of risk by each party to the transaction. AFG purchases facultative reinsurance, both pro rata and excess of loss, depending on the risk and available reinsurance markets. Treaty reinsurance provides for risks meeting prescribed criteria to be automatically ceded and assumed according to contract provisions.

The following table presents (by type of coverage) the amount of each loss above the specified retention covered by treaty reinsurance programs in AFG’s U.S.-based property and casualty insurance operations (in millions) as of January 1, 2017:

		Reinsurance Coverage			AFG
	Primary	Coverage	AFG Participation (a)		Maximum
	Retention	Amount	%	$	Loss (b)
California Workers’ Compensation	$2	$148	1%	$1	$3
Other Workers’ Compensation	3	37	—%	—	3
Commercial Umbrella	1	49	13%	6	7
Property — General	5	45	—%	—	5
Property — Catastrophe	15	85	5%	4	19	(c)

(a)	Includes the participation of AFG’s internal reinsurance program.

(b)	Maximum loss for claims up to reinsurance coverage limit.

(c)	AFG expects to purchase additional Property — Catastrophe reinsurance during the first quarter of 2017 to replace the Riverfront Re Ltd. catastrophe bond that matured at the beginning of January 2017.

In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation (“FCIC”). The FCIC offers both proportional (or “quota share”) and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 15% to 25% of gross written premiums with the FCIC. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit sharing provision. During both 2016 and 2015, AFG reinsured 52.5% of premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. AFG expects to utilize similar levels of reinsurance in 2017.

Neon, AFG’s United Kingdom-based Lloyd’s insurer, mitigates its exposure to catastrophe losses through the purchase of reinsurance to cover losses in excess of $5 million. Management expects to increase Neon’s retention to $15 million when the current reinsurance treaties expire in the second quarter of 2017.

The balance sheet caption “recoverables from reinsurers” included approximately $92 million on paid losses and LAE and $2.30 billion on unpaid losses and LAE at December 31, 2016. These amounts are net of allowances of approximately $22 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2016	2015	2014
Reinsurance ceded	$1,595	$1,505	$1,457
Reinsurance ceded, excluding crop	985	899	891
Reinsurance assumed — including involuntary pools and associations	123	119	90

Loss and Loss Adjustment Expense Reserves

The consolidated financial statements include the estimated liability for unpaid losses and LAE of AFG’s insurance subsidiaries. This liability represents estimates of the ultimate net cost of all unpaid losses and LAE and is determined by using case-basis evaluations, actuarial projections and management’s judgment. These estimates are subject to the effects of changes in claim amounts and frequency and are periodically reviewed and adjusted as additional information becomes known. In accordance with industry practices, such adjustments are reflected in current year operations. Generally, reserves for reinsurance assumed and involuntary pools and associations are reflected in AFG’s results at the amounts reported by those entities. See Note O — “Insurance — Property and Casualty Insurance Reserves” to the financial statements for information on the development of AFG’s liability for unpaid losses and loss adjustment expenses by accident year as well as a progression of the liability on a GAAP basis over the past three years.

The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2016 are as follows (in millions):

Liability reported on a SAP basis, net of $103 million of retroactive reinsurance	$5,517
Reinsurance recoverables, net of allowance	2,302
Other, including reserves of foreign insurers	744
Liability reported on a GAAP basis	$8,563

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

Management has periodically conducted comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, generally every two years, with an in-depth internal review during the intervening years. Charges resulting from these studies and reviews are included in “Incurred losses and LAE” in the table below. As a result of the 2016 internal review, AFG recorded a $36 million pretax special charge in the third quarter of 2016 to increase the property and casualty group’s asbestos reserves by $5 million (net of reinsurance) and its environmental reserves by $31 million (net of reinsurance). Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years. AFG is seeing modestly increasing estimates for indemnity and defense compared to prior studies. Overall, the rate of new asbestos cases received is down modestly. The increase in property and casualty environmental reserves was primarily associated with updated estimates of site investigation costs with respect to existing sites and newly identified sites. AFG is seeing increased legal defense costs in environmental claims generally, as well as a number of claims and sites where the estimated investigation and remediation costs have increased. As in past years, there were no new or emerging broad industry trends that were identified in the review. As a result of the 2015 external study, AFG recorded a $67 million pretax special charge in the third quarter of 2015 to increase the property and casualty group’s asbestos reserves by $25 million (net of reinsurance) and its environmental reserves by $42 million (net of reinsurance). The increase in property and casualty environmental reserves was attributed primarily to AFG’s increased defense costs and a number of claims where the estimated costs of remediation have increased. As a result of the internal review in 2014, AFG recorded a $24 million pretax special charge in the third quarter of 2014 to increase the property and casualty group’s asbestos reserves by $4 million (net of reinsurance) and its environmental reserves by $20 million (net of reinsurance). The increase in environmental reserves was attributed primarily to AFG’s increased defense costs and a number of claims where the estimated costs of remediation have increased.

The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2016	2015	2014
Reserves at beginning of year	$327	$289	$301
Incurred losses and LAE	36	67	24
Paid losses and LAE	(26)	(29)	(36)
Reserves at end of year, net of reinsurance recoverable	337	327	289
Reinsurance recoverable, net of allowance	106	99	77
Gross reserves at end of year	$443	$426	$366

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

Annuity Segment

General

AFG sells traditional fixed and fixed-indexed annuities in the retail, financial institutions and education markets through independent producers and through direct relationships with certain financial institutions. The annuity operations employed approximately 600 people at December 31, 2016. These operations are conducted primarily through the subsidiaries listed in the following table, which includes 2016 statutory annuity premiums (in millions), annuity policies in force and independent ratings.

		Annuity
	Annuity	Policies	Ratings
Company	Premiums	In Force	AM Best	S&P
Great American Life Insurance Company	$4,242	384,000	A	A+
Annuity Investors Life Insurance Company	193	117,500	A	A+

AFG believes that the ratings assigned by independent insurance rating agencies are an important competitive factor because agents, potential policyholders, financial institutions, and school districts often use a company’s rating as an initial screening device in considering annuity products. AFG believes that a rating in the “A” category by at least one rating agency is necessary to successfully compete in its primary annuity markets.

Statutory premiums of AFG’s annuity operations for the last three years were as follows (in millions):

	Premiums
	2016	2015	2014
Financial institutions single premium annuities — indexed	$1,950	$1,741	$1,489
Financial institutions single premium annuities — fixed	468	229	332
Retail single premium annuities — indexed	1,714	1,864	1,533
Retail single premium annuities — fixed	82	70	101
Education market — fixed and indexed annuities	184	194	194
Total fixed annuity premiums	4,398	4,098	3,649
Variable annuities	37	42	47
Total annuity premiums	$4,435	$4,140	$3,696

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

The profitability of a fixed annuity business is largely dependent on the ability of a company to earn income on the assets supporting the business in excess of the amounts credited to policyholder accounts plus expenses incurred (earning a “spread”). Performance measures such as net spread earned are often presented by annuity businesses to help users of their financial statements better understand the company’s performance. The following table shows the earnings before income taxes, as well as the net spread earned on fixed annuities, for the annuity segment both before and after the impact of fair value accounting for derivatives related to fixed-indexed annuities (“FIAs”) (dollars in millions):

	Year ended December 31,
	2016	2015	2014
Annuity earnings before income taxes — before the impact of derivatives related to FIAs	$395	$354	$362
Impact of derivatives related to FIAs (a)	(27)	(23)	(34)
Annuity segment earnings before income taxes	$368	$331	$328

Net spread earned on fixed annuities — before impact of derivatives related to FIAs	1.39%	1.35%	1.56%
Impact of derivatives related to FIAs	(0.10%)	(0.09%)	(0.15%)
Net spread earned on fixed annuities	1.29%	1.26%	1.41%

(a)
Fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities (fair value of $1.76 billion at December 31, 2016) and the related call options (fair value of $492 million at December 31, 2016) are considered derivatives that must be marked-to-market through earnings each period. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

Marketing

AFG sells its single premium annuities, excluding financial institution production (discussed below), primarily through a retail network of approximately 55 national marketing organizations (“NMOs”) and managing general agents (“MGAs”) who, in turn, direct over 1,200 actively producing agents.

AFG also sells single premium annuities in financial institutions through direct relationships with certain financial institutions and through independent agents and brokers. The table below highlights the percentage of AFG’s total annuity premiums generated through its top five financial institution relationships (ranked based on 2016 premiums):

	2016	2015
Wells Fargo & Company	14.2%	11.7%
The PNC Financial Services Group, Inc.	9.7%	4.4%
LPL Financial	4.8%	3.8%
Regions Financial Corporation	4.8%	3.8%
BB&T Corporation	4.5%	6.0%

In the education market, schools may allow employees to save for retirement through contributions made on a before-tax basis. Federal income taxes are not payable on pretax contributions or earnings until amounts are withdrawn. AFG sells its education market annuities directly through writing agents rather than through NMOs and MGAs.

AFG is licensed to sell its fixed annuity products in all states except New York; it is licensed to sell its variable products in all states except New York and Vermont. At December 31, 2016, AFG had approximately 500,000 annuity policies in force. The states that accounted for 5% or more of AFG’s annuity premiums in 2016 and the comparable preceding years are shown below:

	2016	2015	2014
California	9.8%	9.7%	9.8%
Florida	8.5%	9.0%	9.6%
Pennsylvania	7.2%	7.2%	6.3%
New Jersey	5.3%	4.3%	4.0%
Ohio	5.2%	5.7%	5.8%

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

Run-off Long-term Care and Life Segment

AFG ceased new sales of long-term care insurance in January 2010 and sold substantially all of its run-off long-term care business in December 2015. See Note B — “Acquisitions and Sale of Businesses” to the financial statements. Renewal premiums on the remaining policies covering approximately 1,600 lives will be accepted unless those policies lapse. At December 31, 2016, AFG’s long-term care insurance reserves were $37 million, net of reinsurance recoverables and excluding the impact of unrealized gains on securities.

Although AFG no longer actively markets new life insurance products, it continues to service and receive renewal premiums on its in-force block of approximately 116,000 policies and $13.49 billion gross ($3.27 billion net of reinsurance) of life insurance in force at December 31, 2016. Renewal premiums, net of reinsurance, were $18 million in 2016, $28 million in 2015 and $30 million in 2014. At December 31, 2016, AFG’s life insurance reserves were $312 million, net of reinsurance recoverables.

Other Operations

Through subsidiaries, AFG is engaged in a variety of other operations, including commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), Whitefield, New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina), Palm Beach (Sailfish Marina and Resort) and greater Chicago (KeyLime Cove Indoor Waterpark Resort). These operations employed approximately 400 full-time employees at December 31, 2016.

Investment Portfolio

General

A summary of AFG’s fixed maturities and equity securities is shown in Note E to the financial statements. For additional information on AFG’s investments, see Item 7 — Management’s Discussion and Analysis — “Investments.” Portfolio yields are shown below:

	2016	2015	2014
Yield on Fixed Maturities (a):
Excluding realized gains and losses	4.5%	4.7%	4.9%
Including realized gains and losses	4.5%	4.6%	5.0%

Yield on Equity Securities (a):
Excluding realized gains and losses	5.3%	5.4%	5.4%
Including realized gains and losses	6.2%	5.4%	7.7%

(a)	Based on amortized cost; excludes effects of changes in unrealized gains and losses. Realized losses include impairment charges.

The table below compares total returns, which include changes in fair value, on AFG’s fixed maturities and equity securities to comparable public indices. While there are no directly comparable indices to AFG’s portfolio, the two shown below are widely used benchmarks in the financial services industry.

	2016	2015	2014
Total return on AFG’s fixed maturities	4.7%	1.5%	6.9%
Barclays Capital U.S. Universal Bond Index	3.9%	0.4%	5.6%

Total return on AFG’s equity securities	10.3%	(3.4%)	8.7%
Standard & Poor’s 500 Index	12.0%	1.4%	13.7%

Fixed Maturity Investments

AFG’s bond portfolio is invested primarily in taxable bonds. The following table shows AFG’s available for sale fixed maturity investments by Standard & Poor’s Corporation or comparable rating as of December 31, 2016 (dollars in millions).

	Amortized	Fair Value
	Cost	Amount	%
S&P or comparable rating
AAA, AA, A	$21,257	$21,626	63%
BBB	8,954	9,149	26%
Total investment grade	30,211	30,775	89%
BB	684	691	2%
B	444	444	1%
CCC, CC, C	909	1,009	3%
D	628	678	2%
Total non-investment grade	2,665	2,822	8%
Not rated	859	947	3%
Total	$33,735	$34,544	100%

The National Association of Insurance Commissioners (“NAIC”) has retained third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities (“MBS”) based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. Approximately 15% of AFG’s fixed maturity investments are MBS. At December 31, 2016, 97% (based on statutory carrying value of $33.75 billion) of AFG’s fixed maturity investments held by its insurance companies had a NAIC designation of 1 or 2 (the highest of the six designations).

Equity Investments

At December 31, 2016, AFG held common and perpetual preferred stocks classified as available for sale with a fair value of $1.50 billion.

Regulation

AFG’s insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2017 from its insurance subsidiaries without seeking regulatory approval is approximately $693 million.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), among other things, established a Federal Insurance Office (“FIO”) within the U.S. Treasury. Under this law, regulations will need to be created for the FIO to carry out its mandate to focus on systemic risk oversight. The FIO has gathered information regarding the insurance industry and submitted a report to Congress in December 2013. The report concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. AFG cannot predict the extent to which the report’s recommendations might result in changes to the current state-based system of insurance industry regulation or ultimately impact AFG’s operations.

Neon, AFG’s UK-based Lloyd’s insurer, is subject to regulation by the European Union’s executive body, the European Commission. On January 1, 2016, Neon adopted new capital adequacy and risk management regulations known as Solvency II. Because Lloyd’s insurers were already operating under the proposed Solvency II guidelines, implementation was not material to AFG.

Most states have created insurance guaranty associations that assess solvent insurers to pay claims of insurance companies that become insolvent. Annual guaranty assessments for AFG’s insurance companies have not been material.

Disclosure of Certain Activities Under Section 13(r) of the Securities Exchange Act of 1934

Section 13(r) of the Securities Exchange Act of 1934, as amended (“Section 13(r)”), requires a registrant to disclose in its annual or quarterly reports whether it or an affiliate knowingly engaged in certain activities, transactions or dealings related to Iran during the period covered by the report. Many of the activities, transactions and dealings that are required to be reported under Section 13(r) were previously subject to U.S. sanctions or prohibited by applicable local law. On January 16, 2016, the United States and the E.U. eased sanctions against Iran pursuant to the Joint Comprehensive Plan of Action, and many of the reportable activities, transactions and dealings under Section 13(r) are no longer subject to U.S. sanctions and no longer prohibited by applicable local law.

Certain of the Company’s operations located outside the United States subscribe to insurance policies that provide insurance coverage to vessels owned by international shipping and marine entities with vessels that travel worldwide. As a result, the insurance policies may be called upon to respond to claims involving or that have exposure to Iranian petroleum resources, refined petroleum, and petrochemical industries. For example, certain of the Company’s non-U.S. operations participate in global marine hull and war policies that provide coverage for damage to vessels navigating into and out of ports worldwide, which could include Iran. The Company has no knowledge that any coverage it has provided has directly or significantly facilitated or contributed to the Iranian petroleum resources, refined petroleum or petrochemical industry.

For the year ended December 31, 2016, the Company is not aware of any premium apportionment with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by these insurance or reinsurance activities, the Company believes that the premiums associated with such business would be immaterial.

ITEM 1A
Risk Factors

In addition to the other information set forth in this report, particularly information under “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following factors could materially affect AFG’s business, financial condition, cash flows or future results. Any one of these factors could cause AFG’s actual results to vary materially from recent results or from anticipated future results. The risks described below are not the only risks facing AFG. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect AFG’s business, financial condition and/or operating results.

Adverse developments in the financial markets and deterioration in global economic conditions could have a material adverse effect on AFG’s results of operations and financial condition.

Worldwide financial markets have, from time to time, experienced significant and unpredictable disruption. For example, during the financial crisis that started approximately nine years ago, the United States and many other economies experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of certain investments and decreased economic activity. Financial markets may again experience significant and prolonged disruption, including disruption from unanticipated events. In the years following the financial crisis, the federal government has taken steps to stabilize financial markets, but such steps may not be effective.

Changes in financial markets including fluctuations in interest rates, credit conditions, equity prices and many other factors that are unpredictable and beyond AFG’s control can adversely affect the value of investments and the realization of investment income.

A significant majority of the Company’s investment portfolio consists of fixed maturity investments, and changes in global economic conditions, including interest rates, could have a material adverse effect on AFG’s results of operations and financial condition.

As of December 31, 2016, approximately 84% of AFG’s investment portfolio holdings consisted of fixed maturity investments that are sensitive to changes in interest rates. A decline in interest rates may reduce the returns earned on new and floating-rate fixed maturity investments, thereby reducing AFG’s net investment income, while an increase in interest rates may reduce the value of AFG’s existing fixed maturity investments, which primarily have fixed interest rates. The value of AFG’s fixed maturity investments is also subject to risk that certain investments may default or become impaired due to deterioration in the financial condition of issuers of those investments. If a decline in the fair value of a specific investment (below its amortized cost) is considered to be other-than-temporary, a provision for impairment would be charged to earnings.

Interest rates have remained at historical lows for an extended period. In addition, central banks in some countries have recently pursued largely unprecedented negative interest rate policies, the consequences of which are uncertain. The continuation of the current low interest rate environment or a deflationary environment with negative interest rates could affect business behavior in ways that are adverse to AFG and could constrict AFG’s net investment income.

As of December 31, 2016, mortgage-backed securities constituted approximately 15% of AFG’s fixed maturity portfolio. In addition to the risks applicable to the entire fixed maturity investment portfolio, changes in interest rates can expose AFG to prepayment risks on mortgage-backed securities. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are paid down more quickly, requiring AFG to reinvest the proceeds at the then current market rates, which may be lower than on the securities repaid.

Changes in interest rates could adversely affect the profitability of AFG’s annuity business.

The profitability of AFG’s annuity segment is largely dependent on the spread between what it earns on its investments and the crediting rate it pays on its annuity contracts plus expenses incurred.

Both rising and declining interest rates can negatively affect the Company’s annuity results. Most of AFG’s annuity products have guaranteed minimum crediting rates. Although AFG could reduce the average crediting rate on a substantial portion of its traditional fixed and fixed-indexed deferred annuities during periods of low or falling interest rates, AFG may not be able to fully offset the decline in investment earnings with lower crediting rates.

During periods of rising interest rates, the Company may experience competitive pressure to increase crediting rates to avoid a decline in sales or increased surrenders, thus resulting in lower spreads. In addition, an increase in surrenders could require the sale of investments at a time when the prices of those assets are lower due to the increase in market rates, which may result in realized investment losses.

Intense competition could adversely affect AFG’s results of operations.

The property and casualty insurance segment operates in a highly competitive industry that is affected by many factors that can cause significant fluctuations in its results of operations. The lines of business in this segment compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. In addition, certain foreign insurers can write business in the U.S. on a tax-advantaged basis, which may result in a competitive advantage over AFG. The property and casualty insurance segment also competes with self-insurance plans, captive programs and risk retention groups. Competition is based on many factors, including service to policyholders and agents, product design, reputation for claims handling, price, commissions, ratings and financial strength. Peer companies and competitors in some or all of AFG’s specialty lines include the following companies and/or their subsidiaries: Alleghany Corp., American International Group Inc., American National Insurance Company, AmTrust Financial Services, Inc., Arch Capital Group Ltd., Baldwin & Lyons, Inc., Chubb Ltd., Cincinnati Financial Corp., CNA Financial Corp., Fairfax Financial Holdings Ltd. (Zenith National), The Hartford Financial Services Group, Inc., Ironshore Insurance Ltd., Lancer Insurance Company, Liberty Mutual, Markel Corp., Munich Re Group (American Modern Insurance), RLI Corp., The Travelers Companies Inc., Tokio Marine Holdings, Inc. (HCC Insurance, Philadelphia Consolidated), W.R. Berkley Corp., XL Group Plc and Zurich Financial Services Group.

AFG’s annuity segment competes with individual insurers and insurance groups, mutual funds and other financial institutions. In addition, in recent years, offshore and/or hedge fund companies have made significant acquisitions of annuity businesses. Competition is based on numerous factors including reputation, product design, interest crediting rates, performance, scope of distribution, price and perceived financial strength and credit ratings. While generally lower rated, the hedge fund companies are often more aggressive on pricing, which could adversely affect AFG’s annuity segment’s ability to grow its business, as well as its surrender activity. Peer companies and competitors for AFG’s annuity segment include the following companies and/or their subsidiaries: Allianz Life Insurance Company of North America, American Equity Investment Life Holding Company (Eagle Life Insurance Company), American International Group Inc., Athene Holding Ltd, Global Atlantic Financial Group Ltd. (Forethought Life Insurance Company), Lincoln National Corp., MetLife, Inc., Nationwide Mutual Insurance Company, Pacific Life Insurance Company, Sumitomo Life Insurance Company (Symetra Financial Corporation) and Voya Financial.

Some of AFG’s competitors have more capital and greater resources than AFG, and may offer a broader range of products and lower prices than AFG offers. If competition limits AFG’s ability to write new or renewal business at adequate rates, its results of operations will be adversely affected.

A significant percentage of AFG’s sales of annuity products through financial institutions is concentrated in a small number of institutions.

Annuity premiums generated through financial institutions represented 55% of AFG’s annuity premiums in 2016 and have been a key driver in the growth of AFG’s annuity business. In 2016, two large financial institutions accounted for 44% of AFG’s total sales through financial institutions and 24% of AFG’s overall annuity sales. In the financial institutions annuity market, AFG competes directly against competitors’ annuities, certificates of deposit and other investment alternatives at the point of sale. Loss of a substantial portion of this business coupled with a failure to replace these financial institutions if they significantly reduce sales of AFG annuities could reduce AFG’s future growth.

AFG’s revenues could be adversely affected if it is not able to attract and retain independent agents.

AFG’s reliance on the independent agency market makes it vulnerable to a reduction in the amount of business written by agents. Many of AFG’s competitors also rely significantly on the independent agency market. Accordingly, AFG must compete with other insurance carriers for independent agents’ business. Some of its competitors offer a wider variety of products, lower price for insurance coverage or higher commissions. A reduction in the number of independent agencies marketing AFG’s products, the failure of agencies to successfully market AFG’s products, changes in the strategy or operations of agencies (including agency consolidation) or the choice of agencies to reduce their writings of AFG products could adversely affect AFG’s revenues and profitability.

The inability to obtain reinsurance or to collect on ceded reinsurance could adversely affect AFG’s results of operations.

AFG purchases reinsurance to limit the amount of risk it retains. Market conditions determine the availability and cost of the reinsurance protection AFG purchases, which affects the level of AFG’s business and profitability, as well as the level and types of risk AFG retains. If AFG is unable to obtain sufficient reinsurance at a cost AFG deems acceptable, AFG may opt to reduce the volume of its underwriting. AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds if any reinsurer is unable to meet its obligations under agreements covering the reinsurance ceded. The collectability of recoverables from reinsurers is subject to uncertainty arising from a number of factors, including a reinsurers’ financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract and changes in market conditions. As of December 31, 2016, recoverables from reinsurances reported on AFG’s Balance Sheet were approximately $2.74 billion.

AFG is subject to comprehensive regulation, and its ability to earn profits may be restricted by these regulations.

AFG is subject to comprehensive regulation by government agencies in the states and countries where its insurance company subsidiaries are domiciled and where these subsidiaries issue policies and handle claims. In addition, the Lloyd’s marketplace sets rules under which its members operate, including AFG’s Neon Lloyd’s syndicate. Most insurance regulations are designed to protect the interests of AFG’s policyholders and third party claimants as opposed to its investors.

The Dodd-Frank Act, enacted in June 2010, mandates changes to the regulation of the financial services industry. Implementation of the Dodd-Frank Act is ongoing. The potential impacts of the Act on the U.S. insurance industry are not clear, but may affect AFG’s operations and governance in ways that could adversely affect AFG’s financial condition and results of operations.

Changes in domestic or foreign tax laws or interpretations of such laws could increase AFG’s corporate taxes and reduce earnings. Additionally, global budget deficits make it possible that governments will seek additional revenue through future tax proposals that may increase AFG’s effective tax rate. However, it remains difficult to predict the timing and effect that future tax law changes could have on AFG’s earnings both in the United States and in foreign jurisdictions.

As a participant in the federal crop insurance program, AFG could also be impacted by regulatory and legislative changes affecting that program. For example, the reinsurance levels that the federal government provides to authorized carriers could be reduced by future legislation. AFG will continue to monitor new and changing federal regulations and their potential impact, if any, on its insurance company subsidiaries.

On April 6, 2016, the U.S. Department of Labor released a final regulation that substantially expands the range of activities that will be considered fiduciary advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Implementation is scheduled to phase in beginning April 10, 2017. The new regulation deems advisers, including independent agents, who sell fixed index annuities to IRAs, IRA rollovers or 401(k) plans to be fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption requiring advisers to comply with impartial conduct standards. In addition, AFG may be required to provide enhanced oversight over the sales process. On February 3, 2017, President Trump issued a presidential memorandum directing the Department of Labor to examine the regulation. While the memorandum does not delay the implementation date for the regulation, on February 9, 2017, the Department of Labor filed a notice with the Office of Management and Budget (“OMB”) to delay implementation of the regulation. The OMB is reviewing the notice and, if approved, will send the notice for publication in the Federal Register. Even if delayed or repealed, many financial firms have taken steps to comply with the regulation and may decide to continue to comply. If implemented, compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens, changes to AFG’s product offerings and compensation to agents and increased litigation risk, which could negatively impact AFG’s business, results of operations or financial condition. Management cannot currently predict the effect on AFG’s business if the regulation is not implemented but is partly or substantially followed by some or all its independent agents.

Existing insurance-related laws and regulations may become more restrictive in the future or new restrictive laws may be enacted; it is not possible to predict the potential effects of these laws and regulations. The costs of compliance or the failure to comply with existing or future regulations could impose significant burdens on the Company.

A downgrade or potential downgrade in AFG’s financial strength and/or credit ratings by one or more rating agencies could adversely affect its business, financial condition, results of operations and/or cash flows.

Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may have an effect on an insurance company’s sales. A downgrade out of the “A” category in AFG’s insurers’ claims-paying and financial strength ratings could significantly reduce AFG’s business volumes in certain lines of business, adversely impact AFG’s ability to access the capital markets and increase AFG’s borrowing costs.

In addition to the financial strength ratings of AFG’s principal insurance company subsidiaries, various rating agencies also publish credit ratings for AFG. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner, are part of AFG’s overall financial profile and affect AFG’s ability to access certain types of capital. A downgrade in AFG’s credit ratings could have a material adverse effect on AFG’s financial condition and results of operations and cash flows in a number of ways, including adversely limiting access to capital markets, potentially increasing the cost of debt or increasing borrowing costs under AFG’s current revolving credit facility.

The continued threat of terrorism and ongoing military and other actions, as well as civil unrest, may adversely affect AFG’s results of operations.

The occurrence of one or more terrorist attacks could cause significant losses from insurance claims that could adversely affect AFG’s profitability. Private sector catastrophe reinsurance is limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) is also limited. Although TRIPRA provides benefits for certified acts of terrorism that exceed a certain threshold of industry losses ($120 million in 2016, increasing by $20 million annually to $200 million by 2020), those benefits are subject to a deductible and other limitations. In 2017, AFG would have to sustain losses from terrorism of nearly $650 million to be eligible for reinsurance under the program. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. Finally, the program currently expires at the end of 2020, and the elimination or modification of the program, or a failure to extend the program, could adversely affect AFG’s property and casualty business through increased exposure to a catastrophic level of terrorism losses.

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

AFG’s computer systems are vulnerable to security breaches due to the sophistication of cyber-attacks, viruses, malware, hackers and other external hazards, as well as inadvertent errors, equipment and system failures, and employee misconduct. In addition, over time, and particularly recently, the sophistication of these threats continues to increase. AFG’s administrative and technical controls as well as other preventative actions used to reduce the risk of cyber incidents and protect AFG’s information may be insufficient to detect or prevent unauthorized access, other physical and electronic break-ins, cyber-attacks or other security breaches to AFG’s computer systems or those of third parties with whom AFG does business.

AFG has increasingly outsourced certain technology and business process functions to third parties and may continue to do so in the future. Outsourcing of certain technology and business process functions to third parties may expose AFG to increased risk related to data security or service disruptions. If AFG does not effectively develop, implement and monitor these relationships, third party providers do not perform as anticipated, technological or other problems are incurred with a transition, or outsourcing relationships relevant to AFG’s business process functions are terminated, AFG may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business.

The increased risks identified above could expose AFG to data loss, disruption of service, monetary and reputational damages, competitive disadvantage and significant increases in compliance costs and costs to improve the security and resiliency of AFG’s computer systems. The compromise of personal, confidential or proprietary information could also subject AFG to legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations enacted by the U.S. federal and state governments, Canada, the European Union (the “EU”) or other jurisdictions or by various regulatory organizations or exchanges. As a result, AFG’s ability to conduct business and its results of operations might be materially and adversely affected.

Any failure to protect the confidentiality of customer information could adversely affect AFG’s reputation and have a material adverse effect on AFG’s business, financial condition and results of operations.

AFG receives and is required to protect confidential information from customers, vendors and other third parties that may include financial information and, in connection with AFG’s property and casualty insurance operations, medical information. In addition, AFG and certain of its third-party vendors receive and store personal information in connection with AFG’s human resources operations and other aspects of AFG’s business. AFG is subject to numerous federal and state laws regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. If any disruption or security breach results in a loss or damage to AFG’s data, or inappropriate disclosure of AFG’s confidential information or that of others, it could damage AFG’s reputation, affect its relationships with customers and clients, lead to claims against AFG, result in regulatory action and harm AFG’s business. In addition, AFG may be required to incur significant costs to mitigate the damage caused by any security breach or to protect against future damage.

AFG’s property and casualty reserves may be inadequate, which could have a material adverse effect on AFG’s results of operations.

Liabilities for unpaid losses and loss adjustment expenses do not represent an exact calculation of liability but instead represent management estimates of what the ultimate settlement and administration of claims will cost, supported by actuarial expertise and projection techniques, at a given accounting date. The process of estimating unpaid losses and loss adjustment expense reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures, adverse changes in loss cost trends (including inflationary pressures on medical costs), economic conditions (including general inflation), legal trends and legislative changes, and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on ultimate costs for unpaid losses and loss adjustment expenses is difficult to estimate. Unpaid losses and loss adjustment expense reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of an occurrence date for a claim and lags in the time between damage, loss or injury and when a claim is actually reported to the insurer. In addition, the historic development of AFG’s liability for unpaid losses and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on historical information. To the extent that reserves are inadequate and are strengthened, AFG’s profitability would be adversely affected because the amount of any such increase would be treated as a charge to earnings in the period in which the deficiency is recognized.

AFG’s results of operations could be adversely impacted by severe weather conditions or other catastrophes, both natural and man-made.

Catastrophes can be caused by unpredictable natural events such as hurricanes, windstorms, severe storms, tornadoes, floods, hailstorms, severe winter weather, earthquakes, explosions and fire, and by man-made events, such as terrorist attacks. While not considered a catastrophe by insurance industry standards, droughts can have a significant adverse impact on AFG’s crop insurance results. In addition, extreme weather events that are linked to rising temperatures, changing global weather patterns and fluctuating rain, snow and sea levels could result in increased occurrence and severity of catastrophes. The extent of gross losses from a catastrophe event is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event, potentially mitigated by any reinsurance coverage purchased by AFG’s insurance subsidiaries. In addition, certain catastrophes could result in both property and non-property claims from the same event. A severe catastrophe or a series of catastrophes could result in losses exceeding AFG’s reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

Volatility in crop prices, as a result of weather conditions or otherwise, could adversely impact AFG’s results of operations.

Weather conditions, including too much moisture (flooding or excessive rain) or not enough moisture (droughts), and the level of crop prices in the commodities market heavily impact AFG’s crop insurance business. These factors are inherently unpredictable and could result in significant volatility in the results of the crop insurance business from one year to the next. AFG’s crop results could also be negatively impacted by pests and plant disease. A large decline in the commodity prices of one or more of the major crops that AFG insures could have a material adverse effect on AFG’s results of operations or financial condition.

AFG’s international operations exposes it to investment, political and economic risks, including foreign currency and credit risk.

AFG’s international operations expose AFG to a number of additional risks. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on AFG’s business and reputation. AFG’s business activities outside the United States may also be subject to political and economic risks, including foreign currency and credit risk.

AFG’s business activities outside the United States subject AFG to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. Although AFG has policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, AFG could suffer civil and criminal penalties and AFG’s business and reputation could be adversely affected. Some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of, and potential liability under, the local laws. Failure to comply with local laws in a particular market may result in substantial liability and could have a significant and negative effect not only on AFG’s business in that market but also on AFG’s reputation generally.

Exposure to asbestos or environmental claims could materially adversely affect AFG’s results of operations and financial condition.

AFG has asbestos and environmental (“A&E”) exposures arising from its insurance operations and former railroad and manufacturing operations. Uncertainties surrounding the final resolution of these asbestos and environmental liabilities continue, and it is difficult to estimate AFG’s ultimate exposure to such liabilities and related litigation. Establishing A&E liabilities is subject to uncertainties that are significantly greater than those presented by other types of liabilities. Uncertainties include the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays, the risks inherent in complex litigation and difficulty in properly allocating liability for the asbestos or environmental damage. As a result, A&E liabilities are subject to revision as new information becomes available and as claims are made and develop. Claimants continue to assert new and novel theories of recovery, and from time to time, there is proposed state and federal legislation regarding A&E liability, which would also affect AFG’s exposure. If AFG has not established adequate reserves to cover future claims, AFG’s results of operations and financial condition could be materially adversely affected.

Variations from the actuarial assumptions used to establish certain assets and liabilities in AFG’s annuity business could adversely affect AFG’s results of operations.

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

Changes to existing accounting standards could adversely impact AFG’s reported results of operations.

As a U.S.-based SEC registrant, AFG prepares its financial statements in accordance with GAAP, as promulgated by the Financial Accounting Standards Board, subject to the accounting-related rules and interpretations of the SEC. Changes in accounting standards, particularly those that specifically apply to insurance company operations, may impact AFG’s reported financial results and could cause increased volatility in reported earnings, resulting in other adverse impacts on AFG’s ratings and cost of capital, and decrease the understandability of AFG’s financial results as well as the comparability of AFG’s reported results with other insurers.

As a holding company, AFG is dependent on the operations of its insurance company subsidiaries to meet its obligations and pay future dividends.

AFG is a holding company and a legal entity separate and distinct from its insurance company subsidiaries. As a holding company without significant operations of its own, AFG’s principal sources of funds are dividends and other distributions from its insurance company subsidiaries. State insurance laws differ from state to state but, absent advance regulatory approval, restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period. AFG’s rights to participate in any distribution of assets of its insurance company subsidiaries are subject to prior claims of policyholders and creditors (except to the extent that its rights, if any, as a creditor are recognized). Consequently, AFG’s ability to pay its debts, expenses and dividends to its shareholders may be limited.

Adverse developments in the financial markets may limit AFG’s access to capital.

Financial markets in the U.S. and elsewhere can experience extreme volatility, which exerts downward pressure on stock prices and limits access to the equity and debt markets for certain issuers, including AFG. AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. In addition, AFG’s access to funds through this facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under AFG’s bank credit line or any other parent company short-term borrowing arrangements during 2016. If AFG cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition would be adversely affected.

AFG may suffer losses from litigation, which could materially and adversely affect AFG’s financial condition and business operations.

AFG, primarily in its property and casualty insurance operations and historical operations, is involved in litigation. Litigation by nature is unpredictable, and the outcome of any case is uncertain and could result in liabilities that vary from the amounts AFG has currently recorded. Pervasive or significant changes in the judicial environment relating to matters such as trends in the size of jury awards, developments in the law relating to the liability of insurers or tort defendants, and rulings concerning the availability or amount of certain types of damages could cause AFG’s ultimate liabilities to change from current expectations. Changes in federal or state tort litigation laws or other applicable law could have a similar effect. It is not possible to predict changes in the judicial and legislative environment, including in connection with asbestos and environmental claims. AFG’s business, financial condition, results of operations and liquidity could also be adversely affected if judicial or legislative developments cause AFG’s ultimate liabilities to increase from current expectations.

Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the EU could adversely affect AFG’s London-based property and casualty insurance operations.

The United Kingdom (“UK”) held a referendum on June 23, 2016 in which a majority of voters voted for the UK’s withdrawal from the European Union (“Brexit”). Because of this vote, the terms of the UK’s withdrawal from the EU and the relationship between the UK and EU going forward will have to be negotiated, including the terms of trade between the UK and the EU.

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

Carl H. Lindner III and S. Craig Lindner are each Co-Chief Executive Officers and Directors of AFG. Together, Carl H. Lindner III and S. Craig Lindner beneficially own 13.2% of AFG’s outstanding Common Stock as of February 1, 2017. Other members of the Lindner family own, directly or through trusts, a significant number of additional shares of AFG Common Stock. As a result, the Lindner family has the ability to exercise significant influence over AFG’s management, including over matters requiring shareholder approval. Such concentrated ownership could prevent an acquisition of AFG at a price which other shareholders may find attractive.

The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.

The price of AFG’s Common Stock, which is listed on the NYSE, constantly changes. During 2016, AFG’s Common Stock traded at prices ranging between $64.87 and $88.54. AFG’s Common Stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include but are not limited to:

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

On October 7, 2016, a purported shareholder of National Interstate Corporation (“NATL”) filed an action, relating to the proposed merger in which Great American Insurance Company (“GAI”) would acquire the remaining shares of NATL that it does not already own, derivatively and on behalf of a putative class of NATL’s shareholders in the United States District Court for the Northern District of Ohio, Eastern Division, captioned Solak v. Consolino, et al., Case No. 5:16-cv-02470-SL. The Solak action names as defendants NATL, the members of NATL’s board of directors, AFG, GAI and GAIC Alloy, Inc., a wholly-owned subsidiary of GAI formed to effect the merger transaction, alleging class and derivative claims under Sections 13(e), 14(a) and 20(a) of the Securities Exchange Act of 1934 and rules and regulations promulgated thereunder, and breach of fiduciary duty claims against the members of NATL’s board of directors and GAI as an alleged controlling shareholder. Defendants in the Solak action filed motions to dismiss on October 12, 2016, and on November 6, 2016, the parties to the Solak lawsuit entered into a memorandum of understanding with respect to a proposed settlement of the lawsuit, pursuant to which the parties agreed, among other things, that NATL would make certain supplemental disclosures related to the proposed merger. The memorandum of understanding contemplated that the parties would enter into a stipulation of settlement, which occurred on February 10, 2017. The stipulation of settlement is subject to customary conditions, including court approval following notice to NATL’s shareholders. A hearing on the proposal settlement, at which the United States District Court for the Northern District of Ohio (Eastern Division) will consider the settlement’s fairness, reasonableness and adequacy is scheduled for May 30, 2017. If the settlement is finally approved by the court, it will resolve and release all claims that were or could have been brought in any actions challenging any aspect of the proposed merger, the merger agreement and any disclosure made in connection therewith. In connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition with the court for an award of attorneys’ fees and expenses to be paid by NATL or its successor, which the defendants may oppose. There can be no assurance that the court will approve the settlement.

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

	2016		2015
	High	Low	High	Low
First Quarter	$71.66	$64.87	$65.51	$57.50
Second Quarter	73.95	66.78	66.72	62.98
Third Quarter	76.03	70.82	73.65	65.43
Fourth Quarter	88.54	73.38	75.68	67.39

There were approximately 5,500 shareholders of record of AFG Common Stock at February 1, 2017. AFG declared and paid regular quarterly dividends of $0.28 per share in January, April and July 2016. In August 2016, AFG increased its quarterly dividend to $0.3125 per share and declared and paid its first dividend at that rate in October 2016. In 2015, AFG declared and paid regular quarterly dividends of $0.25 per share in January, April and July and $0.28 per share in October. In November 2016 and December 2015, AFG declared additional special cash dividends of $1.00 per share of AFG Common Stock, which were paid in December 2016 and December 2015, respectively. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2016 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Nine Months	1,796,009	$69.11	1,796,009	4,248,805
Fourth Quarter:
October	15,100	74.45	15,100	4,233,705
November	100,867	75.18	100,867	4,132,838
December	—	—	—	4,132,838
Total	1,911,976	$69.47	1,911,976

(a)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in December 2014 and February 2016.

In addition, AFG acquired 28,059 shares of its Common Stock (at an average of $66.97 per share) in the first nine months of 2016, 1,925 shares (at an average of $75.44 per share) in November 2016 and 2,723 shares (at an average of $87.90 per share) in December 2016 in connection with its stock incentive plans.

ITEM 6

Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).

	2016	2015	2014	2013	2012
Earnings Statement Data:
Total revenues	$6,498	$6,145	$5,733	$5,103	$4,982
Earnings before income taxes	787	565	626	689	537
Net earnings, including noncontrolling interests	668	370	406	453	402
Less: Net earnings (loss) attributable to noncontrolling interests	19	18	(46)	(18)	(86)
Net earnings attributable to shareholders	649	352	452	471	488

Earnings attributable to shareholders per Common Share:
Basic — GAAP	$7.47	$4.02	$5.07	$5.27	$5.18
Diluted — GAAP	7.33	3.94	4.97	5.16	5.09
Core net operating earnings per share (diluted) (a)	6.03	5.44	4.82	4.22	3.27

Cash dividends paid per share of Common Stock (b)	$2.1525	$2.03	$1.91	$1.805	$0.97
Ratio of earnings to fixed charges including annuity benefits (c)	1.85	1.66	1.90	2.15	1.98

Balance Sheet Data:
Cash and investments	$41,433	$37,736	$36,210	$31,313	$28,449
Total assets	55,072	49,837	47,513	42,070	39,153
Property and casualty insurance reserves:
Unpaid losses and loss adjustment expenses	8,563	8,127	7,872	6,410	6,845
Unearned premiums	2,171	2,060	1,956	1,757	1,651
Annuity benefits accumulated	29,907	26,622	23,764	20,944	17,609
Life, accident and health reserves	691	705	2,175	2,008	2,059
Long-term debt	1,283	998	1,039	896	935
Shareholders’ equity	4,916	4,592	4,879	4,599	4,578
Less:
Net unrealized gains related to fixed maturities (d)	299	279	604	441	719
Appropriated retained earnings	—	—	(2)	49	75
Adjusted shareholders’ equity (e)	4,617	4,313	4,277	4,109	3,784

Book value per share	$56.55	$52.50	$55.62	$51.38	$51.45
Adjusted book value per share (e)	53.11	49.32	48.76	45.90	42.52

(a)
AFG’s net earnings per share (diluted), determined in accordance with GAAP, includes certain items that may not be indicative of its ongoing core operations. AFG believes that its core net operating earnings per share provides management, financial analysts, rating agencies and investors with an understanding of the results from the ongoing operations of the Company by excluding the impact of net realized investment gains and losses and other items that are not necessarily indicative of operating trends. AFG’s management uses core net operating earnings to evaluate financial performance against historical results because it believes this provides a more comparable measure of its continuing business. Core net operating earnings is also used by AFG’s management as a basis for strategic planning and forecasting. Core net operating earnings per share (diluted) is a non-GAAP financial measure. See Item 7 — Management’s Discussion and Analysis — “Results of Operations — General” for additional details, including a reconciliation of core net operating earnings per share (diluted) to net earnings available to shareholders (diluted) computed in accordance with GAAP.

(b)	Includes special cash dividends of $1.00 per share paid in December 2016, 2015, 2014 and 2013 and $0.25 per share paid in December 2012.

(c)
Fixed charges are computed on a “total enterprise” basis. For purposes of calculating the ratios, “earnings” have been computed by adding to pretax earnings the fixed charges and the noncontrolling interests in earnings of subsidiaries having fixed charges and the undistributed equity in earnings or losses of investees. Fixed charges include interest (including annuity benefits as indicated), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor. The ratio of earnings to fixed charges excluding annuity benefits was 8.62, 6.58, 7.95, 8.86 and 7.16 for 2016, 2015, 2014, 2013 and 2012, respectively. Although the ratio of earnings to fixed charges excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, some investors and lenders may not consider interest credited to annuity policyholders’ accounts a borrowing cost for an insurance company, and accordingly, believe this ratio is meaningful.

(d)
Net unrealized gains related to fixed maturities, which includes net unrealized gains (losses) on cash flow hedges, is part of accumulated other comprehensive income and is shown net of related adjustments to deferred policy acquisition costs and certain liabilities in the annuity, long-term care and life businesses.

(e)
Adjusted shareholders’ equity and adjusted book value per share exclude appropriated retained earnings and net unrealized gains related to fixed maturity securities. Management believes that investors find a measurement of shareholders’ equity excluding these items to be meaningful as (i) the unrealized gains related to fixed maturities fluctuates with changes in interest rates in a way that is primarily only meaningful to AFG if it sells those investments and (ii) appropriated retained earnings represents amounts that will ultimately inure to the debt holders of the collateralized loan obligations managed by AFG (see Note A — “Accounting Policies — Managed Investment Entities” to the financial statements).

ITEM 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
General	25	Results of Operations — Fourth Quarter	49
Overview	25	Segmented Statement of Earnings	49
Critical Accounting Policies	26	Property and Casualty Insurance	50
Liquidity and Capital Resources	26	Annuity	59
Ratios	26	Run-off Long-Term Care and Life	66
Condensed Consolidated Cash Flows	27	Holding Company, Other and Unallocated	67
Parent and Subsidiary Liquidity	28	Results of Operations — Full Year	70
Condensed Parent Only Cash Flows	30	Segmented Statement of Earnings	70
Contractual Obligations	31	Property and Casualty Insurance	72
Off-Balance Sheet Arrangements	31	Annuity	82
Investments	31	Run-off Long-Term Care and Life	91
Uncertainties	36	Holding Company, Other and Unallocated	92
Managed Investment Entities	42	Recent and Pending Accounting Standards	95
Results of Operations	47
General	47

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

At December 31, 2016, AFG (parent) held approximately $260 million in cash and securities and had $500 million available under a bank line of credit, which expires in June 2021.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of fixed and fixed-indexed annuities in the retail, financial institutions and education markets.

Fourth quarter 2016 net earnings attributable to AFG’s shareholders were $385 million ($4.33 per share, diluted) compared to $129 million ($1.45 per share, diluted) in the fourth quarter of 2015, reflecting:

•	higher underwriting profit and net investment income in the property and casualty insurance segment,

•	higher earnings in the annuity segment,

•	the fourth quarter 2016 tax benefits from the National Interstate merger and Neon restructuring,

•	the fourth quarter 2015 gain on the sale of an apartment property, and

•	net realized gains on securities in the fourth quarter of 2016 compared to net realized losses in the fourth quarter of 2015.

Full year 2016 net earnings attributable to AFG’s shareholders were $649 million ($7.33 per share, diluted) compared to $352 million ($3.94 per share, diluted) in 2015, reflecting:

•	higher underwriting profit and net investment income in the property and casualty insurance segment,

•	higher earnings in the annuity segment,

•	lower profitability in the run-off long-term care and life segment,

•	net realized gains on securities in 2016 compared to net realized losses on securities in 2015,

•	the 2015 loss on the sale of substantially all of AFG’s run-off long-term care business,

•
the second quarter 2016 gain on the sale of an apartment property, which was less than the second quarter 2015 gain on the sale of a hotel and the fourth quarter 2015 gain on the sale of an apartment property, and

•	the fourth quarter 2016 tax benefits related to the National Interstate merger and Neon restructuring.

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

See “Liquidity and Capital Resources — Uncertainties” for a discussion of insurance reserves, recoverables from reinsurers, and contingencies related to American Premier’s former operations and “Liquidity and Capital Resources — Investments” for a discussion of impairments on investments. Deferred policy acquisition costs (“DPAC”) and certain liabilities related to annuities are amortized in relation to the present value of expected gross profits on the policies. Assumptions considered in determining expected gross profits involve significant judgment and include management’s estimates of interest rates and investment spreads, surrenders, annuitizations, renewal premiums and mortality. Should actual experience require management to change its assumptions (commonly referred to as “unlocking”), a charge or credit would be recorded to adjust DPAC or annuity liabilities to the levels they would have been if the new assumptions had been used from the inception date of each policy.

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions). Management intends to maintain the ratio of debt to capital at or below 25% and intends to maintain the capital of its significant insurance subsidiaries at or above levels currently indicated by rating agencies as appropriate for the current ratings.

	December 31,
	2016	2015
Principal amount of long-term debt	$1,308	$1,020
Total capital	5,921	5,512
Ratio of debt to total capital:
Including subordinated debt and debt secured by real estate	22.1%	18.5%
Excluding subordinated debt and debt secured by real estate	17.0%	13.1%

The ratio of debt to total capital is a non-GAAP measure that management believes is useful for investors, analysts and independent ratings agencies to evaluate AFG’s financial strength and liquidity and to provide insight into how AFG finances its operations. In addition, maintaining a ratio of debt, excluding subordinated debt and debt secured by real estate, to total capital of 35% or lower is a financial covenant in AFG’s bank credit facility. The ratio is calculated by dividing the principal amount of AFG’s long-term debt by its total capital, which includes long-term debt, noncontrolling interests and shareholders’ equity (excluding unrealized gains (losses) on fixed maturity investments).

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.85 for the year ended December 31, 2016. Excluding annuity benefits, this ratio was 8.62. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

The NAIC’s model law for risk based capital (“RBC”) applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2016, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements.

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

	Year ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$1,150	$1,353	$1,231
Net cash used in investing activities	(2,981)	(4,573)	(3,628)
Net cash provided by financing activities	2,718	3,097	2,101
Net change in cash and cash equivalents	$887	$(123)	$(296)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Net cash provided by operating activities was $1.15 billion, $1.35 billion and $1.23 billion in 2016, 2015 and 2014, respectively.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $2.98 billion in 2016 compared to $4.57 billion in 2015, a decrease of $1.59 billion. The $151 million decrease in net cash flows from annuity policyholders in 2016 as compared to 2015 (discussed below under net cash provided by financing activities) decreased the amount of cash available for investment in 2016 compared to 2015. In addition, AFG’s cash on hand increased by $887 million during 2016, primarily in the property and casualty and annuity segments reflecting the timing of investing available cash in those segments. Investing activities also include the purchase and disposal of managed investment entity investments (collateralized loan obligations), which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $364 million use of cash in 2016 compared to a $675 million use of cash in 2015, accounting for a $311 million decrease in net cash used in investing activities in 2016 compared to 2015. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net cash used in investing activities was $4.57 billion in 2015 compared to $3.63 billion in 2014, an increase of $945 million. The $537 million increase in net cash flows from annuity policyholders in 2015 as compared to 2014 increased the amount of cash available for investment in 2015 compared to 2014. Net investment activity in the managed investment entities was a $675 million use of cash in 2015 compared to a $275 million use of cash in 2014, accounting for a $400 million increase in net cash used in investing activities in 2015 compared to 2014.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $2.72 billion in 2016 compared to $3.10 billion in 2015, a decrease of $379 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $2.35 billion in 2016 compared to $2.50 billion in 2015, resulting in a $151 million decrease in net cash provided by financing activities in 2016 compared to 2015. AFG issued $300 million of 3.50% Senior Notes in 2016 and $150 million of 6% Subordinated Debentures in 2015, the net proceeds of which contributed $296 million in 2016 and $145 million in 2015 to net cash provided by financing activities. Redemptions of long-term debt was an $18 million use of cash in 2016 and a $192 million use of cash in 2015. During 2016, AFG repurchased $133 million of its Common Stock compared to $126 million repurchased in 2015, which accounted for a $7 million decrease in net cash provided by financing activities in 2016 compared to 2015. Additionally, during the fourth quarter of 2016, $315 million was used to fund the acquisition of the noncontrolling interest in National Interstate Corporation. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $693 million in 2016 compared to $890 million in 2015, accounting for a $197 million decrease in net cash provided by financing activities in 2016 compared to 2015. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net cash provided by financing activities was $3.10 billion in 2015 compared to $2.10 billion in 2014, an increase of $996 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $2.50 billion in 2015 compared to $1.97 billion in 2014, resulting in a $537 million increase in net cash provided by financing activities. Redemptions of long-term debt resulted in a $192 million use of cash in 2015. AFG issued $150 million of 6% Subordinated Debentures in 2015 and $150 million of 6-1/4% Subordinated Debentures in 2014, the net proceeds of each issuance contributed $145 million to net cash provided by financing activities in those years. During 2015, AFG repurchased $126 million of its Common Stock compared to $191 million in 2014, which accounted for a $65 million increase in net cash provided by financing activities in 2015 compared to 2014. Issuances of managed investment entity liabilities exceeded retirements by $890 million in 2015 compared to $306 million in 2014, accounting for a $584 million increase in net cash provided by financing activities in 2015 compared to 2014.

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

In June 2016, AFG replaced its bank credit facility with a five-year, $500 million revolving credit line. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2016.

On November 10, 2016, AFG acquired the 49% of National Interstate Corporation (“NATL”) not previously owned by AFG’s wholly-owned subsidiary, Great American Insurance Company (“GAI”) for $315 million ($32.00 per share) in cash in a merger transaction. In addition, NATL paid a one-time special cash dividend of $0.50 per share to its shareholders immediately prior to the merger closing ($5 million was paid to noncontrolling shareholders). See Note B — “Acquisitions and Sale of Businesses” to the financial statements.

In August 2016, AFG issued $300 million of 3.50% Senior Notes due 2026. AFG used the net proceeds from the offering to fund a portion of the acquisition of NATL mentioned above.

During 2016, AFG repurchased 1.9 million shares of its Common Stock for $133 million. In December 2016, AFG paid a special cash dividend of $1.00 per share of AFG Common Stock totaling approximately $87 million.

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. At December 31, 2016, GALIC had $935 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.03% to 0.53% over LIBOR (average rate of 1.18% at December 31, 2016). In the fourth quarter of 2016, GALIC extended the terms on advances totaling $200 million by four years. While these advances must be repaid between 2018 and 2021 ($285 million in 2018, $500 million in 2020 and $150 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At December 31, 2016, GALIC estimated that it had additional borrowing capacity of approximately $300 million from the FHLB.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At December 31, 2016, AFG could reduce the average crediting rate on approximately $22 billion of traditional fixed and fixed-indexed annuities without guaranteed withdrawal benefits by approximately 80 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	at December 31,
GMIR	2016	2015
1 — 1.99%	72%	67%
2 — 2.99%	6%	7%
3 — 3.99%	12%	14%
4.00% and above	10%	12%

Annuity benefits accumulated (in millions)	$29,907	$26,622

AFG’s weighted average cost of funds for newly issued traditional fixed and fixed-indexed annuities was 2.28% for 2016 compared to 2.31% for 2015. In the first half of 2016, AFG lowered the crediting rates on new annuity sales due to the decline in market investment yields experienced during that period. Conversely, AFG raised crediting rates on new annuity sales in the latter part of 2016 in response to rising market investment yields. In addition to lowering the cost of funds, AFG reduced certain commission rates and guaranteed withdrawal benefits on annuities sold in 2016.

For statutory accounting purposes, equity securities of non-affiliates and equity call options used in the fixed-indexed annuity business are generally carried at fair value. At December 31, 2016, AFG’s insurance companies owned publicly traded equity securities with a fair value of $1.51 billion and equity call options with a fair value of $492 million. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.

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

Condensed Parent Only Cash Flows   AFG’s parent holding company only condensed cash flows from operating, investing and financing activities are shown below (in millions):

	Year ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$555	$162	$372
Net cash used in investing activities	(560)	(33)	(432)
Net cash provided by (used in) financing activities	13	(232)	(171)
Net change in cash and cash equivalents	$8	$(103)	$(231)

Parent Net Cash Provided by Operating Activities   Parent holding company cash flows from operating activities consist primarily of dividends and tax payments received from AFG’s insurance subsidiaries, reduced by tax payments to the IRS and holding company interest and other expenses. Parent holding company net cash provided by operating activities was $555 million in 2016 compared to $162 million in 2015 and $372 million in 2014. Higher dividends received from subsidiaries in 2016 as compared to 2015 were the primary driver of the $393 million increase in net cash provided by operating activities. The $210 million decrease in net cash provided by operating activities in 2015 as compared to 2014 was primarily the result of lower dividends received.

Parent Net Cash Used in Investing Activities   Parent holding company investing activities consist of capital contributions to and returns of capital from subsidiaries and, to a much lesser extent, parent company investment activity. Parent holding company net cash used in investing activities was $560 million in 2016 compared to $33 million in 2015 and $432 million in 2014. The $560 million in net cash used in investing activities in 2016 as compared to the $33 million in 2015 is significantly higher due primarily to increased capital contributions to a subsidiary to fund the acquisition of the noncontrolling interest in National Interstate Corporation. The $33 million of parent holding company net cash used in investing activities in 2015 was significantly lower than the $432 million in net cash used in investing activities in 2014 due primarily to capital contributions made to a subsidiary to fund the $399 million investment in Summit in 2014.

Parent Net Cash Provided by (Used in) Financing Activities   Parent company financing activities consist primarily of repurchases of AFG Common Stock, dividends to shareholders, the issuance and retirement of long-term debt and, to a lesser extent, proceeds from employee stock option exercises. Significant long-term debt and common stock transactions are discussed above under “Parent Holding Company Liquidity.” Parent holding company net cash provided by financing activities was $13 million in 2016 compared to net cash used in financing activities of $232 million in 2015 and $171 million in 2014. The $245 million increase in net cash provided by financing activities in 2016 as compared to 2015 primarily reflects proceeds from additional long-term borrowings. The $61 million increase in net cash used in financing activities in 2015 as compared to 2014 reflects the 2015 redemption of $132 million of 7% Senior Notes due 2050, partially offset by a $65 million decrease in common stock repurchases.

Contractual Obligations   The following table shows an estimate (based on historical patterns and expected trends) of payments to be made for insurance reserve liabilities, as well as scheduled payments for major contractual obligations (in millions).

	Total	Within One Year	2-3 Years	4-5 Years	More than 5 Years
Annuities (a)	$34,004	$2,523	$5,987	$7,189	$18,305
Life, accident and health liabilities (a)	1,545	126	226	215	978
Property and casualty unpaid losses and loss adjustment expenses (b)	8,563	2,300	2,200	1,000	3,063
Long-term debt, including interest	2,797	85	521	119	2,072
Operating leases	388	66	113	82	127
Total	$47,297	$5,100	$9,047	$8,605	$24,545

(a)
Amounts presented in the table represent estimated cash payments under such contracts, based on significant assumptions related to mortality, morbidity, lapse, renewal, retirement and annuitization. These assumptions also include interest and index crediting consistent with assumptions used to amortize DPAC and assess loss recognition. All estimated cash payments are undiscounted for the time value of money. As a result, total outflows for all years exceed the corresponding liabilities of $29.91 billion for annuity benefits accumulated and $691 million for life, accident and health reserves included in AFG’s Balance Sheet as of December 31, 2016. Based on the same assumptions, AFG projects reinsurance recoveries related to life, accident and health reserves totaling $769 million as follows: Within 1 year — $81 million; 2-3 years — $129 million; 4-5 years — $110 million; and thereafter — $449 million. Actual payments and their timing could differ significantly from these estimates.

(b)
Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $2.30 billion as follows: Within 1 year — $600 million; 2-3 years — $600 million; 4-5 years — $300 million; and thereafter — $800 million. Actual payments and their timing could differ significantly from these estimates.

AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2016.

Off-Balance Sheet Arrangements   See Note P — “Additional Information — Financial Instruments — Unfunded Commitments” to the financial statements.

Investments   AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG’s investment portfolio at December 31, 2016, contained $34.54 billion in fixed maturity securities and $1.50 billion in equity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $359 million in fixed maturities and $56 million in equity securities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

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

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2016, the average life of AFG’s fixed maturities was about 6-1/2 years.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For mortgage-backed securities (“MBS”), which comprise approximately 15% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 79% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31, 2016 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$34,903
Percentage impact on fair value of 100 bps increase in interest rates	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,745)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	700
Estimated pretax impact on accumulated other comprehensive income	(1,045)
Deferred income tax	366
Estimated after-tax impact on accumulated other comprehensive income	$(679)

Approximately 89% of the fixed maturities held by AFG at December 31, 2016, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at December 31, 2016, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 4-1/2 years and 4 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$243	$243	100%	$—	100%
Non-agency prime	1,406	1,557	111%	151	29%
Alt-A	1,093	1,170	107%	77	13%
Subprime	629	669	106%	40	24%
Commercial	1,446	1,493	103%	47	96%
	$4,817	$5,132	107%	$315	48%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2016, 97% (based on statutory carrying value of $4.75 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 19% of AFG’s fixed maturity portfolio at December 31, 2016. AFG’s municipal bond portfolio is high quality, with 98% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2016, approximately 76% of the municipal bond portfolio was held in revenue bonds, with the remaining 24% held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2016, is shown in the following table (dollars in millions). Approximately $288 million of available for sale fixed maturity securities and $41 million of available for sale equity securities had no unrealized gains or losses at December 31, 2016.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$24,445	$9,811
Amortized cost of securities	$23,391	$10,056
Gross unrealized gain (loss)	$1,054	$(245)
Fair value as % of amortized cost	105%	98%
Number of security positions	3,937	1,242
Number individually exceeding $2 million gain or loss	47	3
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$200	$(69)
Mortgage-backed securities	330	(15)
Manufacturing	97	(18)
Banks, savings and credit institutions	90	(26)
Gas and electric services	60	(5)
Asset-backed securities	43	(46)
Percentage rated investment grade	89%	91%

Available for Sale Equity Securities
Fair value of securities	$1,105	$356
Cost of securities	$924	$386
Gross unrealized gain (loss)	$181	$(30)
Fair value as % of cost	120%	92%
Number of security positions	145	47
Number individually exceeding $2 million gain or loss	20	3

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2016, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	1%
After one year through five years	21%	9%
After five years through ten years	34%	37%
After ten years	10%	21%
	69%	68%
Asset-backed securities (average life of approximately 5 years)	14%	24%
Mortgage-backed securities (average life of approximately 4-1/2 years)	17%	8%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
Fixed Maturities at December 31, 2016
Securities with unrealized gains:
Exceeding $500,000 (623 securities)	$7,952	$625	109%
$500,000 or less (3,314 securities)	16,493	429	103%
	$24,445	$1,054	105%
Securities with unrealized losses:
Exceeding $500,000 (136 securities)	$2,360	$(118)	95%
$500,000 or less (1,106 securities)	7,451	(127)	98%
	$9,811	$(245)	98%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
Securities with Unrealized Losses at December 31, 2016
Investment grade fixed maturities with losses for:
Less than one year (957 securities)	$8,018	$(181)	98%
One year or longer (113 securities)	868	(25)	97%
	$8,886	$(206)	98%
Non-investment grade fixed maturities with losses for:
Less than one year (102 securities)	$633	$(15)	98%
One year or longer (70 securities)	292	(24)	92%
	$925	$(39)	96%
Common equity securities with losses for:
Less than one year (23 securities)	$215	$(23)	90%
One year or longer (none)	—	—	—%
	$215	$(23)	90%
Perpetual preferred equity securities with losses for:
Less than one year (23 securities)	$135	$(6)	96%
One year or longer (1 security)	6	(1)	86%
	$141	$(7)	95%

When a decline in the value of a specific investment is considered to be other-than-temporary, a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:

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

Based on its analysis of the factors listed above, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2016. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

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

The process used to determine the total reserve for liabilities involves estimating the ultimate incurred losses and LAE, adjusted for amounts already paid on the claims. The IBNR reserve is derived by first estimating the ultimate unpaid reserve liability and subtracting case reserves for loss and LAE. See Note O — “Insurance — Property and Casualty Insurance Reserves” to the financial statements for a discussion of the factors considered and actuarial methods used in determining management’s best estimate of the ultimate liability for unpaid losses and LAE.

The following table shows (in millions) the breakdown of AFG’s property and casualty reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves).

	Gross Loss Reserves at December 31, 2016
	Case	IBNR	LAE	Total Reserve
Statutory Line of Business
Workers’ compensation	$1,054	$1,274	$337	$2,665
Other liability — occurrence	551	1,473	350	2,374
Other liability — claims made	154	239	183	576
Commercial auto/truck liability/medical	214	272	84	570
Special property (fire, allied lines, inland marine, earthquake)	318	105	32	455
Products liability — occurrence	78	139	130	347
Commercial multi-peril	103	76	66	245
Other lines	123	304	91	518
Total Statutory Reserves	2,595	3,882	1,273	7,750
Adjustments for GAAP:
Reserves of foreign operations	347	414	40	801
Deferred gains on retroactive reinsurance	—	32	—	32
Loss reserve discounting	(10)	—	—	(10)
Other	(10)	—	—	(10)
Total Adjustments for GAAP	327	446	40	813
Total GAAP Reserves	$2,922	$4,328	$1,313	$8,563

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

Line of business	Effect of 1% Change in Cost Trends
Workers’ compensation	$63
Other liability — occurrence	28
Commercial auto/truck liability/medical	7
Other liability — claims made	9

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (dollars in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2016, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.

	5-yr. Average Development (a)(b)	Net Reserves (b) December 31, 2016	Effect on Net Earnings (b)
Workers’ compensation	(1.3%)	$2,228	$28
Other liability — occurrence	(0.2%)	969	2
Commercial auto/truck liability/medical	4.0%	432	(17)
Other liability — claims made	(3.2%)	428	14

(a)	Adverse (favorable), net of tax effect.

(b)	Excludes asbestos and environmental liabilities.

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

Workers’ Compensation

This long-tail line of business provides coverage to employees who may be injured in the course of employment. Some of the important variables affecting estimation of loss reserves for workers’ compensation include:

•	Legislative actions and regulatory and legal interpretations

•	Future medical cost inflation

•	Economic conditions

•	Timing of claims reporting

•	Medical advances and changes to life expectancies

In April 2014, AFG acquired Summit Holding Southeast, Inc. and related companies, a leading provider of workers’ compensation solutions in the southeastern United States. The Summit acquisition significantly increased AFG’s volume of workers’ compensation business and improved its geographic diversity. Approximately 24% and 18% of AFG’s workers’ compensation reserves at December 31, 2016 relate to policies written in Florida and California, respectively. Over the past 13 years in both states, there have been numerous revisions to workers’ compensation regulations and operating environments, adding difficulty and uncertainty to the estimation of related liabilities.

AFG recorded favorable prior year reserve development of $85 million in 2016 due to lower than anticipated claim severity and improving claim closure rates. AFG recorded favorable prior year reserve development of $45 million in 2015 due to lower than anticipated claim severity across all regions of the country. AFG recorded favorable prior year reserve development of $7 million in 2014, as favorable reserve development in the business written in California was partially offset by adverse reserve development in other states.

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

AFG recorded adverse prior year reserve development of $61 million in 2016 related to its other liability — occurrence coverage due primarily to increased severity in New York contractor claims. AFG recorded favorable prior year reserve development of $7 million in 2015 and $15 million in 2014 as both the frequency and severity of claims in excess and umbrella liability coverages were lower than previously projected.

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

AFG recorded adverse prior year reserve development of $28 million in 2016, $20 million in 2015 and $28 million in 2014 for this line of business as claim severity has been significantly higher than expected in accident years 2010 and subsequent.

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

AFG recorded favorable prior year reserve development of $24 million in 2016, $12 million in 2015 and $18 million in 2014 on its D&O business as claim severity was less than expected across several prior accident years.

Reserves of Foreign Operations

Reserves of foreign operations relate primarily to the operations of Neon Underwriting Limited (“Neon”), AFG’s wholly-owned United Kingdom-based Lloyd’s insurer. Historically, the largest line of business written by Neon was non-U.S. medical malpractice, which provides coverage for injuries and damages caused by medical care providers, including but not limited to, hospitals and their physicians. Although Neon offered this product in approximately 30 countries, the majority of the business has been written in the United Kingdom, Australia and Italy. In addition, Neon writes marine, equine, professional indemnity, directors and officers liability, catastrophe and cyber insurance and previously offered general liability policies. Significant variables in estimating the loss reserves include:

•	Litigious environment

•	Magnitude of court awards

•	A slow moving judicial system including varying approaches to medical malpractice claims among courts

•	Trends in claim costs, including medical cost inflation

During the second quarter of 2016, Neon completed a strategic review of its business under a new leadership team. As part of its strategic review, Neon sold and/or exited certain historical lines of business including its medical malpractice and general liability classes. As a result of Neon’s claims review of its exited lines of business, AFG recorded a charge of approximately $65 million, including $57 million to increase loss reserves (adverse development) primarily related to its medical malpractice and general liability lines. In addition to the exited lines charge, Neon recorded adverse prior year reserve development of $21 million in 2016, $44 million in 2015 and $14 million in 2014. The adverse development in 2016 outside of the exited lines charge was attributable to reserve strengthening in several lines of business, including political risk and personal accident. The adverse development in 2015 and 2014 was attributable to reserve strengthening in several lines of business, primarily Dutch hospital medical malpractice, Australian and other general liability and personal accident insurance.

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

See Item 1 — Business — “Property and Casualty Insurance Segment — Reinsurance” for more information on AFG’s reinsurance programs. For additional information on the effect of reinsurance on AFG’s historical results of operations see Note O — “Insurance — Reinsurance” to the financial statements.

The following table illustrates the effect that purchasing property and casualty reinsurance has had on AFG’s combined ratio over the last three years.

	2016	2015	2014
Before reinsurance (gross)	92.5%	92.8%	90.8%
Effect of reinsurance	2.0%	1.9%	3.7%
Actual (net of reinsurance)	94.5%	94.7%	94.5%

Outside of its property and casualty operations, AFG also has reinsurance recoverables totaling $343 million, including $296 million related to the run-off life business. These recoverables include $254 million directly or indirectly from Hannover Life Reassurance Company of America (rated A+ by A.M. Best).

Asbestos and Environmental-related (“A&E”) Insurance Reserves   Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2016	2015
Asbestos	$198	$205
Environmental	139	122
A&E reserves, net of reinsurance recoverable	337	327
Reinsurance recoverable, net of allowance	106	99
Gross A&E reserves	$443	$426

Asbestos reserves include claims asserting alleged injuries and damages from exposure to asbestos. Environmental reserves include claims relating to polluted sites.

Asbestos claims against manufacturers, distributors or installers of asbestos products were presented under the products liability section of their policies, which typically had aggregate limits that capped an insurer’s liability. In recent years, a number of asbestos claims are being presented as “non-products” claims, such as those by installers of asbestos products and by property owners or operators who allegedly had asbestos on their property, under the premises or operations section of their policies. Unlike products exposures, these non-products exposures typically had no aggregate limits, creating potentially greater exposure for insurers. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify previously settled products claims as non-products claims to restore a portion of previously exhausted products aggregate limits. AFG, along with other insurers, is and will be subject to such non-products claims. It is difficult to predict whether insureds will be successful in asserting claims under non-products coverage or whether AFG and other insurers will be successful in asserting additional defenses. Therefore, the future impact of such efforts is uncertain.

Approximately 41% of AFG’s net asbestos reserves relate to policies written directly by AFG subsidiaries. Claims from these policies generally are product-oriented claims with only a limited amount of non-products exposures, and are dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants. The remainder is assumed reinsurance business that includes exposures for the periods 1954 to 1983. The asbestos and environmental assumed claims are ceded by various insurance companies under reinsurance treaties. A majority of the individual assumed claims have exposures of less than $100,000 to AFG. Asbestos losses assumed include some of the industry known manufacturers, distributors and installers. Pollution losses include industry known insured names and sites.

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

	2016	2015	2014
Number of policyholders with no indemnity payments:
Asbestos	87	122	136
Environmental	107	112	99
	194	234	235
Number of policyholders with indemnity payments:
Asbestos	66	50	45
Environmental	28	25	30
	94	75	75
Total	288	309	310

Amounts paid (net of reinsurance recoveries) for asbestos and environmental claims, including loss adjustment expenses, were as follows (in millions):

	2016	2015	2014
Asbestos	$12	$16	$18
Environmental	14	13	18
Total	$26	$29	$36

The survival ratio is a measure often used by industry analysts to compare A&E reserves strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three-year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2016, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by A.M. Best (as of December 31, 2015) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (% Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (12/31/2016)	13.1	9.3	11.2
Industry (12/31/2015)	7.7	6.8	7.5

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

An in-depth internal review of AFG’s A&E reserves was completed in the third quarter of 2016 by AFG’s internal A&E claims specialists and actuaries in consultation with specialty outside counsel and an outside consultant. As a result of the review, AFG’s property and casualty insurance segment recorded a $36 million pretax special charge to increase its asbestos reserves by

$5 million (net of reinsurance) and its environmental reserves by $31 million (net of reinsurance). Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty insurance segment’s asbestos reserve increases in recent years. AFG is seeing modestly increasing estimates for indemnity and defense compared to prior studies. Overall, the rate of new asbestos cases received is down modestly. The increase in property and casualty environmental reserves was primarily associated with updated estimates of site investigation costs with respect to existing sites and newly identified sites. AFG is seeing increased legal defense costs in environmental claims generally, as well as a number of claims and sites where the estimated investigation and remediation costs have increased. As in past years, there were no new or emerging broad industry trends that were identified in the review.

As a result of the comprehensive external study completed in the third quarter of 2015, AFG’s property and casualty insurance segment recorded a $67 million pretax special charge to increase its asbestos reserves by $25 million (net of reinsurance) and its environmental reserves by $42 million (net of reinsurance). The increase in property and casualty asbestos reserves was attributed to increased estimates for indemnity and defense costs. The increase in property and casualty environmental reserves was attributed primarily to increased defense costs and a number of claims where the estimated costs of remediation have increased.

As a result of the in-depth internal review completed in the third quarter of 2014, AFG’s property and casualty insurance segment recorded a $24 million pretax special charge to increase its asbestos reserves by $4 million (net of reinsurance) and its environmental reserves by $20 million (net of reinsurance). The increase in property and casualty environmental reserves was attributed primarily to AFG’s increased defense costs and a number of claims where the estimated costs of remediation have increased.

Contingencies related to Subsidiaries’ Former Operations   The A&E studies and reviews discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by Great American Financial Resources, Inc. Charges resulting from the A&E study and reviews were $5 million in 2016, $12 million in 2015 and $6 million in 2014. For a discussion of the charges recorded for those operations, see “Holding Company, Other and Unallocated — Results of Operations.” Liabilities for claims and contingencies arising from these former railroad and manufacturing operations totaled $86 million at December 31, 2016. For a discussion of the uncertainties in determining the ultimate liability, see Note M — “Contingencies” to the financial statements.

Run-off Long-term Care Insurance   In December 2015, AFG completed the sale of United Teacher Associates Insurance Company and Continental General Insurance Company, the legal entities containing substantially all of its run-off long-term care insurance business, to HC2 Holdings, Inc. (“HC2”) for approximately $13 million in net proceeds. AFG may also receive up to $13 million of additional proceeds from HC2 in the future contingent upon the release of certain statutory-basis liabilities of the legal entities sold by AFG. In connection with obtaining regulatory approval for the transaction, AFG agreed to provide up to an aggregate of $35 million of capital support for the insurance companies, on an as-needed basis to maintain specified surplus levels, subject to immediate reimbursement by HC2 through a five-year capital maintenance agreement. With the completion of this sale, AFG divested substantially all of its long-term care business (96% as measured by net statutory reserves as of November 30, 2015) and retained only a small block of long-term care insurance (1,600 policies) with approximately $37 million of reserves at December 31, 2016. AFG will continue to service and accept renewal premiums on its remaining outstanding policies, which are guaranteed renewable.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
December 31, 2016
Assets:
Cash and investments	$41,649	$—	$(216)	(a)	$41,433
Assets of managed investment entities	—	4,765	—		4,765
Other assets	8,874	—	—	(a)	8,874
Total assets	$50,523	$4,765	$(216)		$55,072
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$10,734	$—	$—		$10,734
Annuity, life, accident and health benefits and reserves	30,598	—	—		30,598
Liabilities of managed investment entities	—	4,760	(211)	(a)	4,549
Long-term debt and other liabilities	4,272	—	—		4,272
Total liabilities	45,604	4,760	(211)		50,153
Shareholders’ equity:
Common Stock and Capital surplus	1,198	5	(5)		1,198
Retained earnings	3,343	—	—		3,343
Accumulated other comprehensive income, net of tax	375	—	—		375
Total shareholders’ equity	4,916	5	(5)		4,916
Noncontrolling interests	3	—	—		3
Total equity	4,919	5	(5)		4,919
Total liabilities and equity	$50,523	$4,765	$(216)		$55,072

December 31, 2015
Assets:
Cash and investments	$38,001	$—	$(265)	(a)	$37,736
Assets of managed investment entities	—	4,047	—		4,047
Other assets	8,055	—	(1)	(a)	8,054
Total assets	$46,056	$4,047	$(266)		$49,837
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$10,187	$—	$—		$10,187
Annuity, life, accident and health benefits and reserves	27,327	—	—		27,327
Liabilities of managed investment entities	—	4,027	(246)	(a)	3,781
Long-term debt and other liabilities	3,772	—	—		3,772
Total liabilities	41,286	4,027	(246)		45,067
Shareholders’ equity:
Common Stock and Capital surplus	1,301	20	(20)		1,301
Retained earnings	2,987	—	—		2,987
Accumulated other comprehensive income, net of tax	304	—	—		304
Total shareholders’ equity	4,592	20	(20)		4,592
Noncontrolling interests	178	—	—		178
Total equity	4,770	20	(20)		4,770
Total liabilities and equity	$46,056	$4,047	$(266)		$49,837

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended December 31, 2016
Revenues:
Insurance net earned premiums	$1,150	$—	$—		$1,150
Net investment income	437	—	(8)	(b)	429
Realized gains on securities	51	—	—		51
Income (loss) of managed investment entities:
Investment income	—	49	—		49
Gain (loss) on change in fair value of assets/liabilities	—	6	—	(b)	6
Other income	57	—	(5)	(c)	52
Total revenues	1,695	55	(13)		1,737
Costs and Expenses:
Insurance benefits and expenses	1,262	—	—		1,262
Expenses of managed investment entities	—	55	(13)	(b)(c)	42
Interest charges on borrowed money and other expenses	116	—	—		116
Total costs and expenses	1,378	55	(13)		1,420
Earnings before income taxes	317	—	—		317
Provision (credit) for income taxes	(71)	—	—		(71)
Net earnings, including noncontrolling interests	388	—	—		388
Less: Net earnings attributable to noncontrolling interests	3	—	—		3
Net earnings attributable to shareholders	$385	$—	$—		$385

Three months ended December 31, 2015
Revenues:
Insurance net earned premiums	$1,144	$—	$—		$1,144
Net investment income	405	—	11	(b)	416
Realized losses on:
Securities	(21)	—	—		(21)
Subsidiaries	(4)	—	—		(4)
Income (loss) of managed investment entities:
Investment income	—	43	—		43
Gain (loss) on change in fair value of assets/liabilities	—	—	(18)	(b)	(18)
Other income	62	—	(4)	(c)	58
Total revenues	1,586	43	(11)		1,618
Costs and Expenses:
Insurance benefits and expenses	1,273	—	—		1,273
Expenses of managed investment entities	—	43	(11)	(b)(c)	32
Interest charges on borrowed money and other expenses	103	—	—		103
Total costs and expenses	1,376	43	(11)		1,408
Earnings before income taxes	210	—	—		210
Provision for income taxes	80	—	—		80
Net earnings, including noncontrolling interests	130	—	—		130
Less: Net earnings attributable to noncontrolling interests	1	—	—		1
Net earnings attributable to shareholders	$129	$—	$—		$129

(a)
Includes a gain of $8 million in the fourth quarter of 2016 and a loss of $11 million in the fourth quarter of 2015, representing the change in fair value of AFG’s CLO investments plus $5 million and $4 million in the fourth quarter of 2016 and 2015, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $8 million and $7 million in the fourth quarter of 2016 and 2015, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2016
Revenues:
Insurance net earned premiums	$4,352	$—	$—		$4,352
Net investment income	1,733	—	(37)	(b)	1,696
Realized gains on:
Securities	19	—	—		19
Subsidiaries	2	—	—		2
Income (loss) of managed investment entities:
Investment income	—	190	—		190
Gain (loss) on change in fair value of assets/liabilities	—	8	7	(b)	15
Other income	241	—	(17)	(c)	224
Total revenues	6,347	198	(47)		6,498
Costs and Expenses:
Insurance benefits and expenses	5,130	—	—		5,130
Expenses of managed investment entities	—	197	(46)	(b)(c)	151
Interest charges on borrowed money and other expenses	430	—	—		430
Total costs and expenses	5,560	197	(46)		5,711
Earnings before income taxes	787	1	(1)		787
Provision for income taxes	119	—	—		119
Net earnings, including noncontrolling interests	668	1	(1)		668
Less: Net earnings attributable to noncontrolling interests	19	—	—		19
Net earnings attributable to shareholders	$649	$1	$(1)		$649

Year ended December 31, 2015
Revenues:
Insurance net earned premiums	$4,328	$—	$—		$4,328
Net investment income	1,627	—	6	(b)	1,633
Realized losses on:
Securities	(19)	—	—		(19)
Subsidiaries	(161)	—	—		(161)
Income (loss) of managed investment entities:
Investment income	—	155	—		155
Gain (loss) on change in fair value of assets/liabilities	—	2	(36)	(b)	(34)
Other income	258	—	(15)	(c)	243
Total revenues	6,033	157	(45)		6,145
Costs and Expenses:
Insurance benefits and expenses	5,057	—	—		5,057
Expenses of managed investment entities	—	155	(43)	(b)(c)	112
Interest charges on borrowed money and other expenses	411	—	—		411
Total costs and expenses	5,468	155	(43)		5,580
Earnings before income taxes	565	2	(2)		565
Provision for income taxes	195	—	—		195
Net earnings, including noncontrolling interests	370	2	(2)		370
Less: Net earnings attributable to noncontrolling interests	18	—	—		18
Net earnings attributable to shareholders	$352	$2	$(2)		$352

(a)
Includes a gain of $37 million in 2016 and a loss of $6 million in 2015, representing the change in fair value of AFG’s CLO investments plus $17 million and $15 million in 2016 and 2015, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $29 million and $28 million in 2016 and 2015, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2014
Revenues:
Insurance net earned premiums	$3,986	$—	$—		$3,986
Net investment income	1,517	—	(16)	(b)	1,501
Realized gains on securities	52	—	—		52
Income (loss) of managed investment entities:
Investment income	—	116	—		116
Gain (loss) on change in fair value of assets/liabilities	—	(35)	(9)	(b)	(44)
Other income	147	—	(25)	(c)	122
Total revenues	5,702	81	(50)		5,733
Costs and Expenses:
Insurance benefits and expenses	4,671	—	—		4,671
Expenses of managed investment entities	—	130	(48)	(b)(c)	82
Interest charges on borrowed money and other expenses	354	—	—		354
Total costs and expenses	5,025	130	(48)		5,107
Earnings before income taxes	677	(49)	(2)		626
Provision for income taxes	220	—	—		220
Net earnings, including noncontrolling interests	457	(49)	(2)		406
Less: Net earnings (loss) attributable to noncontrolling interests	5	—	(51)	(d)	(46)
Net earnings attributable to shareholders	$452	$(49)	$49		$452

(a)	Includes $16 million representing the change in fair value of AFG’s CLO investments plus $25 million in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $23 million in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

(d)	Allocate losses of CLOs attributable to other debt holders to noncontrolling interests.

RESULTS OF OPERATIONS

General   AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. For example, core net operating earnings excludes realized gains (losses) on securities because such gains and losses are influenced significantly by financial markets, interest rates and the timing of sales. Similarly, significant gains and losses from the sale of real estate are excluded from core earnings as they are influenced by the timing of sales and realized gains (losses) and significant tax benefits (charges) related to subsidiaries are excluded because such gains and losses are largely the result of the changing business strategy and market opportunities. In addition, special charges related to coverage that AFG no longer writes, such as the Neon exited lines and for asbestos and environmental exposures are excluded from core earnings. The following table (in millions, except per share amounts) identifies non-core items and reconciles net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure. AFG believes core net operating earnings is a useful tool for investors and analysts in analyzing ongoing operating trends and for management to evaluate financial performance against historical results because it believes this provides a more comparable measure of its continuing business.

	Three months ended December 31,		Year ended December 31,
	2016	2015	2016	2015	2014
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$266	$220	$840	$762	$604
Pretax non-core items:
Realized gains (losses) on securities	51	(21)	19	(19)	52
Realized gain (loss) on subsidiaries:
Long-term care business	—	(4)	2	(166)	—
Other	—	—	—	5	—
Gain on sale of apartment properties and hotel	—	15	32	66	—
Special A&E charges	—	—	(41)	(79)	(30)
Neon exited lines charge	—	—	(65)	—	—
Loss on retirement of debt	—	—	—	(4)	—
Earnings before income taxes	317	210	787	565	626
Provision (credit) for income taxes:
Core operating earnings	88	83	290	263	212
Non-core items:
Tax benefit related to National Interstate merger	(66)	—	(66)	—	—
Tax benefit related to Neon restructuring	(111)	—	(111)	—	—
Other	18	(3)	6	(68)	8
Total provision (credit) for income taxes	(71)	80	119	195	220
Net earnings, including noncontrolling interests	388	130	668	370	406
Less net earnings (loss) attributable to noncontrolling interests:
Core operating earnings	2	1	16	13	(47)
Non-core items	1	—	3	5	1
Total net earnings (loss) attributable to noncontrolling interests	3	1	19	18	(46)
Net earnings attributable to shareholders	$385	$129	$649	$352	$452

Net earnings:
Core net operating earnings	$176	$136	$534	$486	$439
Non-core items	209	(7)	115	(134)	13
Net earnings attributable to shareholders	$385	$129	$649	$352	$452

Diluted per share amounts:
Core net operating earnings	$1.98	$1.52	$6.03	$5.44	$4.82
Realized gains (losses) on securities	0.36	(0.15)	0.16	(0.12)	0.36
Realized gain (loss) on subsidiaries:
Long-term care business	—	(0.03)	0.01	(1.21)	—
Other	—	—	—	0.04	—
Gain on sale of apartment properties and hotel	—	0.11	0.17	0.40	—
Special A&E charges	—	—	(0.30)	(0.58)	(0.21)
Neon exited lines charge	—	—	(0.73)	—	—
Loss on retirement of debt	—	—	—	(0.03)	—
Tax benefit related to National Interstate merger	0.74	—	0.74	—	—
Tax benefit related to Neon restructuring	1.25	—	1.25	—	—
Net earnings attributable to shareholders	$4.33	$1.45	$7.33	$3.94	$4.97

Net earnings attributable to shareholders increased $256 million in the fourth quarter of 2016 compared to the same period in 2015 due primarily to the fourth quarter 2016 tax benefits related to the National Interstate merger and Neon restructuring, net realized gains on securities in the 2016 period compared to net realized losses on securities in the 2015 period and higher core net operating earnings. Core net operating earnings increased $40 million in the fourth quarter of 2016 compared to the same period in 2015 reflecting higher operating earnings in the property and casualty and annuity segments.

Net earnings attributable to shareholders increased $297 million for the full-year of 2016 compared to the same period in 2015 due primarily to the 2016 tax benefits related to the National Interstate merger and Neon restructuring, lower special A&E charges recorded in 2016 compared to 2015, net realized gains on securities in 2016 compared to net realized losses on securities in 2015, the estimated loss on the sale of the subsidiaries containing substantially all of AFG’s run-off long-term care insurance business that was recorded in the first quarter of 2015 and higher core net operating earnings, partially offset by a charge related to the exit of certain lines of business within Neon, and lower gains on the sale of real estate in 2016 compared to 2015. Core net operating earnings increased $48 million in 2016 compared to 2015 reflecting higher underwriting profit and net investment income in the ongoing property and casualty insurance operations and higher earnings in the annuity segment, partially offset by lower profitability in the run-off long-term care and life segment and higher holding company expenses.

Net earnings attributable to shareholders decreased $100 million for the full-year of 2015 compared to the same period in 2014 due primarily to the loss on the sale of substantially all of AFG’s run-off long-term care insurance business, higher special A&E charges and net realized losses on securities in 2015 compared to net realized gains on securities in 2014, partially offset by the gain on the sale of a hotel and an apartment property and higher core net operating earnings. Core net operating earnings increased $47 million for the full-year of 2015 compared to the same period in 2014 due primarily to higher underwriting profit and higher net investment income in the property and casualty insurance segment and improved core operating results in the run-off long-term care and life segment.

RESULTS OF OPERATIONS — QUARTERS ENDED DECEMBER 31, 2016 AND 2015

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the quarters ended December 31, 2016 and 2015 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended December 31, 2016
Revenues:
Property and casualty insurance net earned premiums	$1,144	$—	$—	$—	$—	$1,144	$—	$1,144
Life, accident and health net earned premiums	—	—	6	—	—	6	—	6
Net investment income	85	346	6	(8)	—	429	—	429
Realized gains on securities	—	—	—	—	—	—	51	51
Income (loss) of MIEs:
Investment income	—	—	—	49	—	49	—	49
Gain (loss) on change in fair value of assets/liabilities	—	—	—	6	—	6	—	6
Other income	5	27	—	(5)	25	52	—	52
Total revenues	1,234	373	12	42	25	1,686	51	1,737

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	729	—	—	—	—	729	—	729
Commissions and other underwriting expenses	305	—	—	—	6	311	—	311
Annuity benefits	—	160	—	—	—	160	—	160
Life, accident and health benefits	—	—	7	—	—	7	—	7
Annuity and supplemental insurance acquisition expenses	—	54	1	—	—	55	—	55
Interest charges on borrowed money	—	—	—	—	21	21	—	21
Expenses of MIEs	—	—	—	42	—	42	—	42
Other expenses	18	27	2	—	48	95	—	95
Total costs and expenses	1,052	241	10	42	75	1,420	—	1,420
Earnings before income taxes	182	132	2	—	(50)	266	51	317
Provision (credit) for income taxes	65	44	1	—	(22)	88	(159)	(71)
Net earnings, including noncontrolling interests	117	88	1	—	(28)	178	210	388
Less: Net earnings attributable to noncontrolling interests	2	—	—	—	—	2	1	3
Core Net Operating Earnings	115	88	1	—	(28)	176
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	—	32	32	(32)	—
Tax benefit related to National Interstate merger	66	—	—	—	—	66	(66)	—
Tax benefit related to Neon restructuring	111	—	—	—	—	111	(111)	—
Net Earnings Attributable to Shareholders	$292	$88	$1	$—	$4	$385	$—	$385

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Quarter ended December 31, 2015
Revenues:
Property and casualty insurance net earned premiums	$1,120	$—	$—	$—	$—	$1,120	$—	$1,120
Life, accident and health net earned premiums	—	—	24	—	—	24	—	24
Net investment income	74	309	19	11	3	416	—	416
Realized losses on:
Securities	—	—	—	—	—	—	(21)	(21)
Subsidiaries	—	—	—	—	—	—	(4)	(4)
Income (loss) of MIEs:
Investment income	—	—	—	43	—	43	—	43
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(18)	—	(18)	—	(18)
Other income	2	23	—	(4)	22	43	15	58
Total revenues	1,196	332	43	32	25	1,628	(10)	1,618

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	693	—	—	—	—	693	—	693
Commissions and other underwriting expenses	327	—	—	—	6	333	—	333
Annuity benefits	—	189	—	—	—	189	—	189
Life, accident and health benefits	—	—	35	—	—	35	—	35
Annuity and supplemental insurance acquisition expenses	—	20	3	—	—	23	—	23
Interest charges on borrowed money	1	—	—	—	16	17	—	17
Expenses of MIEs	—	—	—	32	—	32	—	32
Other expenses	11	22	5	—	48	86	—	86
Total costs and expenses	1,032	231	43	32	70	1,408	—	1,408
Earnings before income taxes	164	101	—	—	(45)	220	(10)	210
Provision for income taxes	64	34	—	—	(15)	83	(3)	80
Net earnings, including noncontrolling interests	100	67	—	—	(30)	137	(7)	130
Less: Net earnings attributable to noncontrolling interests	1	—	—	—	—	1	—	1
Core Net Operating Earnings	99	67	—	—	(30)	136
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax and noncontrolling interests	—	—	—	—	(14)	(14)	14	—
Loss on subsidiaries, net of tax	—	—	(3)	—	—	(3)	3	—
Gain on sale of apartment property, net of tax	10	—	—	—	—	10	(10)	—
Net Earnings Attributable to Shareholders	$109	$67	$(3)	$—	$(44)	$129	$—	$129

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $182 million in GAAP pretax earnings in the fourth quarter of 2016 compared to $179 million in the fourth quarter of 2015, an increase of $3 million (2%). Property and casualty core pretax earnings were $182 million in the fourth quarter of 2016 compared to $164 million in the fourth quarter of 2015, an increase of

$18 million (11%). The increase in GAAP and core pretax earnings reflects higher underwriting profit in the Property and transportation and Specialty financial insurance sub-segments and higher net investment income, partially offset by lower underwriting profit in the Specialty casualty sub-segment. GAAP earnings also includes a $15 million pretax gain on the sale of an apartment property in the fourth quarter of 2015.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended December 31, 2016 and 2015 (dollars in millions):

	Three months ended December 31,
	2016	2015	% Change
Gross written premiums	$1,441	$1,356	6%
Reinsurance premiums ceded	(358)	(300)	19%
Net written premiums	1,083	1,056	3%
Change in unearned premiums	61	64	(5%)
Net earned premiums	1,144	1,120	2%
Loss and loss adjustment expenses	729	693	5%
Commissions and other underwriting expenses	305	327	(7%)
Underwriting gain	110	100	10%

Net investment income	85	74	15%
Other income and expenses, net (*)	(13)	(10)	30%
Core earnings before income taxes	182	164	11%
Pretax non-core gain on sale of apartment property	—	15	(100%)
GAAP earnings before income taxes	$182	$179	2%

(*) Excludes the $15 million pretax non-core gain on the sale of an apartment property in the fourth quarter of 2015.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	63.7%	61.8%	1.9%
Underwriting expense ratio	26.7%	29.2%	(2.5%)
Combined ratio	90.4%	91.0%	(0.6%)

Aggregate — including exited lines
Loss and LAE ratio	63.7%	61.8%	1.9%
Underwriting expense ratio	26.7%	29.2%	(2.5%)
Combined ratio	90.4%	91.0%	(0.6%)

AFG’s combined ratio has been better than the industry average for 29 of the last 31 years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.44 billion for the fourth quarter of 2016 compared to $1.36 billion for the fourth quarter of 2015, an increase of $85 million (6%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2016		2015
	GWP	%	GWP	%	% Change
Property and transportation	$577	40%	$515	38%	12%
Specialty casualty	684	47%	661	49%	3%
Specialty financial	180	13%	179	13%	1%
Other specialty	—	—%	1	—%	(100%)
	$1,441	100%	$1,356	100%	6%
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 25% of gross written premiums for the fourth quarter of 2016 compared to 22% for the fourth quarter of 2015, an increase of 3 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended December 31,
	2016		2015		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(183)	32%	$(137)	27%	5%
Specialty casualty	(174)	25%	(158)	24%	1%
Specialty financial	(26)	14%	(27)	15%	(1%)
Other specialty	25		22
	$(358)	25%	$(300)	22%	3%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.08 billion for the fourth quarter of 2016 compared to $1.06 billion for the fourth quarter of 2015, an increase of $27 million (3%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2016		2015
	NWP	%	NWP	%	% Change
Property and transportation	$394	37%	$378	36%	4%
Specialty casualty	510	47%	503	48%	1%
Specialty financial	154	14%	152	14%	1%
Other specialty	25	2%	23	2%	9%
	$1,083	100%	$1,056	100%	3%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.14 billion for the fourth quarter of 2016 compared to $1.12 billion for the fourth quarter of 2015, an increase of $24 million (2%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended December 31,
	2016		2015
	NEP	%	NEP	%	% Change
Property and transportation	$465	41%	$442	39%	5%
Specialty casualty	510	45%	515	46%	(1%)
Specialty financial	141	12%	137	12%	3%
Other specialty	28	2%	26	3%	8%
	$1,144	100%	$1,120	100%	2%

The $85 million increase in gross written premiums in the fourth quarter of 2016 compared to the fourth quarter of 2015 reflects growth in each of the Specialty property and casualty insurance sub-segments. Overall average renewal rates were up 1% in the fourth quarter of 2016.

Property and transportation Gross written premiums increased $62 million (12%) in the fourth quarter of 2016 compared to the fourth quarter of 2015. This increase was due primarily to higher year-over-year gross written premiums in the crop business. Excluding crop, gross written premiums were comparable to the prior year period. Average renewal rates increased approximately 2% for this group in the fourth quarter of 2016, including a 4% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums increased 5 percentage points in the fourth quarter of 2016 compared to the fourth quarter of 2015 reflecting higher cessions in the crop business, primarily related to growth in a rainfall-related product, which is heavily reinsured.

Specialty casualty Gross written premiums increased $23 million (3%) in the fourth quarter of 2016 compared to the fourth quarter of 2015. Higher gross written premiums in the targeted markets and executive liability businesses were partially offset by lower premiums in the excess and surplus lines operations, primarily the result of more stringent underwriting standards related to New York contractors business, as well as lower premiums within the workers’ compensation businesses. Average renewal rates for this group were flat in the fourth quarter of 2016, and include a decrease of approximately 2% in the workers’ compensation business. Excluding the workers’ compensation business, average renewal rates for this group increased approximately 1% during the quarter. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point for the fourth quarter of 2016 compared to the fourth quarter of 2015, reflecting a change in the mix of business.

Specialty financial Gross written premiums increased $1 million (1%) in the fourth quarter of 2016 compared to the fourth quarter of 2015, due primarily to growth in the fidelity and crime, surety and equipment leasing businesses, partially offset by lower premiums in the financial institutions business. Average renewal rates for this group were down approximately 1% in the fourth quarter of 2016. Reinsurance premiums ceded as a percentage of gross written premiums are comparable between periods.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments.

Combined Ratio
Performance measures such as the combined ratio are often used by property and casualty insurers to help users of their financial statements better understand the company’s performance. The combined ratio is the sum of the loss and loss adjustment expenses (“LAE”) and underwriting expense ratios. These ratios are calculated by dividing each of the respective expenses by net earned premiums. The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended December 31,			Three months ended December 31,
	2016	2015	Change	2016	2015
Property and transportation
Loss and LAE ratio	68.6%	71.7%	(3.1%)
Underwriting expense ratio	15.3%	20.7%	(5.4%)
Combined ratio	83.9%	92.4%	(8.5%)
Underwriting profit				$75	$34

Specialty casualty
Loss and LAE ratio	68.2%	61.1%	7.1%
Underwriting expense ratio	29.2%	29.1%	0.1%
Combined ratio	97.4%	90.2%	7.2%
Underwriting profit				$13	$50

Specialty financial
Loss and LAE ratio	32.4%	32.8%	(0.4%)
Underwriting expense ratio	53.6%	55.9%	(2.3%)
Combined ratio	86.0%	88.7%	(2.7%)
Underwriting profit				$20	$15

Total Specialty
Loss and LAE ratio	63.7%	61.8%	1.9%
Underwriting expense ratio	26.7%	29.2%	(2.5%)
Combined ratio	90.4%	91.0%	(0.6%)
Underwriting profit				$110	$100

Aggregate — including exited lines
Loss and LAE ratio	63.7%	61.8%	1.9%
Underwriting expense ratio	26.7%	29.2%	(2.5%)
Combined ratio	90.4%	91.0%	(0.6%)
Underwriting profit				$110	$100

The Specialty property and casualty insurance operations generated an underwriting profit of $110 million for the fourth quarter of 2016 compared to $100 million in the fourth quarter of 2015, an increase of $10 million (10%). The higher underwriting profit in the fourth quarter of 2016 reflects improved underwriting results in the Property and transportation and Specialty financial sub-segments, partially offset by lower underwriting profit in the Specialty casualty sub-segment. Overall catastrophe losses were $12 million (1.1 points on the combined ratio) in the fourth quarter of 2016 compared to $9 million (0.8 points on the combined ratio) in the fourth quarter of 2015.

Property and transportation Underwriting profit for this group was $75 million for the fourth quarter of 2016 compared to $34 million in the fourth quarter of 2015, an increase of $41 million (121%) reflecting higher underwriting profit in the crop insurance business, primarily the result of favorable growing conditions and relatively stable commodity pricing.

Specialty casualty Underwriting profit for this group was $13 million for the fourth quarter of 2016 compared to $50 million in the fourth quarter of 2015, a decrease of $37 million (74%). This decrease is due primarily to underwriting losses in one of the excess and surplus lines businesses, primarily related to coverage written for New York contractors, and lower profitability in the targeted markets business.

Specialty financial Underwriting profit for this group was $20 million for the fourth quarter of 2016 compared to $15 million in the fourth quarter of 2015, an increase of $5 million (33%) reflecting higher underwriting profit in the financial institutions, surety and trade credit businesses.

Other specialty Underwriting profit for this group was $2 million for the fourth quarter of 2016 compared to $1 million in the fourth quarter of 2015, an increase of $1 million (100%).

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 63.7% for the fourth quarter of 2016 compared to 61.8% for fourth quarter of 2015, an increase of 1.9 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended December 31,
	Amount		Ratio		Change in
	2016	2015	2016	2015	Ratio
Property and transportation
Current year, excluding catastrophe losses	$300	$306	64.4%	69.2%	(4.8%)
Prior accident years development	13	8	3.0%	1.8%	1.2%
Current year catastrophe losses	6	3	1.2%	0.7%	0.5%
Property and transportation losses and LAE and ratio	$319	$317	68.6%	71.7%	(3.1%)

Specialty casualty
Current year, excluding catastrophe losses	$341	$321	66.9%	62.3%	4.6%
Prior accident years development	3	(7)	0.5%	(1.4%)	1.9%
Current year catastrophe losses	4	1	0.8%	0.2%	0.6%
Specialty casualty losses and LAE and ratio	$348	$315	68.2%	61.1%	7.1%

Specialty financial
Current year, excluding catastrophe losses	$50	$46	35.2%	32.9%	2.3%
Prior accident years development	(6)	(5)	(4.5%)	(3.6%)	(0.9%)
Current year catastrophe losses	2	5	1.7%	3.5%	(1.8%)
Specialty financial losses and LAE and ratio	$46	$46	32.4%	32.8%	(0.4%)

Total Specialty
Current year, excluding catastrophe losses	$707	$689	61.7%	61.4%	0.3%
Prior accident years development	10	(5)	0.9%	(0.4%)	1.3%
Current year catastrophe losses	12	9	1.1%	0.8%	0.3%
Total Specialty losses and LAE and ratio	$729	$693	63.7%	61.8%	1.9%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$707	$689	61.7%	61.4%	0.3%
Prior accident years development	10	(5)	0.9%	(0.4%)	1.3%
Current year catastrophe losses	12	9	1.1%	0.8%	0.3%
Aggregate losses and LAE and ratio	$729	$693	63.7%	61.8%	1.9%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.7% for the fourth quarter of 2016 compared to 61.4% for the fourth quarter of 2015, an increase of 0.3%.

Property and transportation   The 4.8 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio of the crop business and, to a lesser extent, the equine business and the Singapore branch in the fourth quarter of 2016 compared to the fourth quarter of 2015.

Specialty casualty   The 4.6 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the targeted markets, general liability, excess and surplus and workers’ compensation businesses and at Neon.

Specialty financial   The 2.3 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the financial institutions business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net adverse reserve development related to prior accident years of $10 million in the fourth quarter of 2016 compared to net favorable reserve development related to prior accident years of $5 million in the fourth quarter of 2015.

Property and transportation   Net adverse reserve development of $13 million in the fourth quarter of 2016 reflects reserve strengthening at National Interstate and higher than expected claim severity in the ocean marine business. Net adverse reserve development of $8 million in the fourth quarter of 2015 reflects higher than expected claim severity in commercial auto liability insurance at National Interstate and higher than expected claim frequency in the ocean marine business, partially offset by lower than expected claim severity in the property and inland marine business.

Specialty casualty   Net adverse reserve development of $3 million in the fourth quarter of 2016 reflects higher than anticipated severity in New York contractor claims, adverse reserve development at Neon and higher than anticipated claim severity in the targeted programs business, partially offset by lower than anticipated claim frequency and severity in the workers’ compensation businesses. Net favorable reserve development of $7 million in the fourth quarter of 2015 reflects lower than anticipated claim severity in workers’ compensation business, excess liability insurance and directors and officers liability insurance, partially offset by adverse reserve development at Neon.

Specialty financial   Net favorable reserve development of $6 million in the fourth quarter of 2016 reflects lower than expected claim frequency in the financial institutions business and lower than anticipated claim severity in the fidelity and crime business. Net favorable reserve development of $5 million in the fourth quarter of 2015 reflects lower than anticipated claim severity in the fidelity business, lower than expected claim frequency and severity in the surety business and lower than expected claim severity on a run-off block of collateral value insurance, partially offset by higher than expected claim severity in products for financial institutions and in the trade credit business.

Other specialty In addition to the reserve development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $1 million in the fourth quarter of 2015 reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2016, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 4% of AFG’s Shareholders’ Equity. Catastrophe losses of $12 million in the fourth quarter of 2016 resulted primarily from Hurricane Matthew. The $5 million of catastrophe losses in the Specialty financial group in the fourth quarter of 2015 resulted primarily from flooding in the midwestern United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $305 million in the fourth quarter of 2016 compared to $327 million for the fourth quarter of 2015, a decrease of $22 million (7%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 26.7% for the fourth quarter of 2016 compared to 29.2% for the fourth quarter of 2015, a decrease of 2.5 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended December 31,
	2016		2015		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$71	15.3%	$91	20.7%	(5.4%)
Specialty casualty	149	29.2%	150	29.1%	0.1%
Specialty financial	75	53.6%	76	55.9%	(2.3%)
Other specialty	10	35.4%	10	36.1%	(0.7%)
	$305	26.7%	$327	29.2%	(2.5%)

AFG’s overall expense ratio decreased 2.5% in the fourth quarter of 2016 as compared to the fourth quarter of 2015 reflecting an increase in ceding commissions received from reinsurers.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 5.4 percentage points in the fourth quarter of 2016 compared to the fourth quarter of 2015 reflecting an increase in ceding commissions received from reinsurers in the crop business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.1 percentage points in the fourth quarter of 2016 compared to the fourth quarter of 2015.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.3 percentage points in the fourth quarter of 2016 compared to the fourth quarter of 2015 reflecting an increase in ceding commissions received from reinsurers and the impact of higher premiums on the ratio in the financial institutions business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $85 million in the fourth quarter of 2016 compared to $74 million in the fourth quarter of 2015, an increase of $11 million (15%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Three months ended December 31,
	2016	2015	Change	% Change
Net investment income	$85	$74	$11	15%

Average invested assets (at amortized cost)	$9,779	$9,113	$666	7%

Yield (net investment income as a % of average invested assets)	3.48%	3.25%	0.23%

Tax equivalent yield (*)	3.92%	3.82%	0.10%

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets in the property and casualty insurance segment for the fourth quarter of 2016 as compared to the fourth quarter of 2015 is due primarily to growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.48% for the fourth quarter of 2016 compared to 3.25% for the fourth quarter of 2015, an increase of 0.23 percentage points, reflecting a $5 million increase in income from certain investments that are required to be carried at fair value through earnings and an $8 million increase in equity in the earnings of limited partnerships and similar investments, partially offset by slightly higher investment expenses and lower yields available in the financial markets. The 7% increase in average invested assets in the fourth quarter of 2016 compared to the fourth quarter of 2015 reflects a higher average balance in cash and cash equivalents.

Property and Casualty Other Income and Expenses, Net
GAAP other income and expenses, net for AFG’s property and casualty operations was a net expense of $13 million for the fourth quarter of 2016 compared to net income of $5 million for the fourth quarter of 2015, a decrease of $18 million (360%). Core other income and expenses, net for AFG’s property and casualty operations was a net expense of $13 million in the fourth quarter of 2016 compared to $10 million in the fourth quarter of 2015, an increase of $3 million (30%). The table below details the items included in GAAP and core other income and expenses, net for AFG’s property and casualty operations (in millions):

	Three months ended December 31,
	2016	2015
Other income
Income from the sale of real estate (*)	$1	$—
Other	4	2
Total other income	5	2
Other expenses
Amortization of intangibles	2	2
NATL merger expenses	5	—
Other	11	9
Total other expenses	18	11
Interest expense	—	1
Core other income and expenses, net	(13)	(10)
Pretax non-core gain on sale of apartment property	—	15
GAAP other income and expenses, net	$(13)	$5

(*)	Excludes the $15 million pretax non-core gain on the sale of an apartment property in the fourth quarter of 2015.

AFG and its consolidated subsidiaries incurred $5 million in transaction expenses in the fourth quarter of 2016 related to GAI’s acquisition of the NATL common stock that it did not already own. These expenses consisted primarily of financial advisory and legal services. See Note B — “Acquisitions and Sale of Businesses” to the financial statements.

Interest expense for AFG’s property and casualty operations includes interest charges on long-term debt within the property and casualty operations.

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $132 million in pretax earnings in the fourth quarter of 2016 compared to $101 million in the fourth quarter of 2015, an increase of $31 million (31%). AFG’s annuity segment results for the fourth quarter of 2016 as compared to the fourth quarter of 2015 reflect higher investment income from certain investments that are required to be carried at fair value through earnings and an 11% increase in average annuity investments (at amortized cost). In addition, the annuity segment’s earnings in the fourth quarter of 2016 benefitted from the positive impact of a significant increase in interest rates on the fair value accounting for fixed-indexed annuities (“FIAs”). Both periods reflect the positive impact of strong stock market performance on fair value accounting for FIAs. These improved results were partially offset by the impact of lower investment yields due to the run-off of higher yielding investments. AFG’s periodic detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations resulted in a net annuity expense reduction of $1 million in the fourth quarter of 2016 compared to $10 million in the fourth quarter of 2015.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended December 31, 2016 and 2015 (dollars in millions):

	Three months ended December 31,
	2016	2015	% Change
Revenues:
Net investment income	$346	$309	12%
Other income:
Guaranteed withdrawal benefit fees	14	12	17%
Policy charges and other miscellaneous income	13	11	18%
Total revenues	373	332	12%

Costs and Expenses:
Annuity benefits (*)	160	189	(15%)
Acquisition expenses	54	20	170%
Other expenses	27	22	23%
Total costs and expenses	241	231	4%
Earnings before income taxes	$132	$101	31%

Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended December 31,
	2016	2015	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$103	$96	7%
Impact of derivatives related to FIAs	29	5	480%
Earnings before income taxes	$132	$101	31%

(*)	Annuity benefits consisted of the following (dollars in millions):

	Three months ended December 31,
	2016	2015	% Change
Interest credited — fixed	$148	$138	7%
Interest credited — fixed component of variable annuities	1	1	—%
Other annuity benefits:
Change in expected death and annuitization reserve	4	5	(20%)
Amortization of sales inducements	7	6	17%
Change in guaranteed withdrawal benefit reserve	20	15	33%
Change in other benefit reserves	11	5	120%
Total other annuity benefits	42	31	35%
Total before impact of derivatives related to FIAs and unlocking	191	170	12%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	6	88	(93%)
Equity option mark-to-market	(60)	(88)	(32%)
Impact of derivatives related to FIAs	(54)	—	—%
Unlocking	23	19	21%
Total annuity benefits	$160	$189	(15%)

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended December 31,
	2016	2015	% Change
Average fixed annuity investments (at amortized cost)	$29,192	$26,401	11%
Average fixed annuity benefits accumulated	29,250	26,048	12%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.72%	4.65%
Interest credited — fixed	(2.02%)	(2.12%)
Net interest spread	2.70%	2.53%

Policy charges and other miscellaneous income	0.15%	0.15%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.38%)	(0.31%)
Acquisition expenses	(1.06%)	(0.75%)
Other expenses	(0.35%)	(0.32%)
Change in fair value of derivatives related to fixed-indexed annuities	0.73%	0.02%
Unlocking	0.03%	0.07%
Net spread earned on fixed annuities	1.82%	1.39%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended December 31,
	2016	2015
Net spread earned on fixed annuities — before impact of derivatives related to FIAs	1.42%	1.31%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	0.73%	0.02%
Related impact on amortization of DPAC (*)	(0.31%)	0.06%
Related impact on amortization of deferred sales inducements (*)	(0.02%)	—%
Net spread earned on fixed annuities	1.82%	1.39%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Annuity Net Investment Income
Net investment income for the fourth quarter of 2016 was $346 million compared to $309 million for the fourth quarter of 2015, an increase of $37 million (12%). This increase reflects primarily the growth in AFG’s annuity business and higher income from certain investments that are required to be carried at fair value through earnings, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), increased by 0.07 percentage points to 4.72% from 4.65% in the fourth quarter of 2016 compared to the fourth quarter of 2015. This increase in net investment yield reflects higher income from certain investments that are required to be carried at fair value through earnings, partially offset by (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. During 2016, $4.0 billion in annuity segment investments with an average yield of 5.51% were redeemed or sold while the investments purchased during 2016 (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 4.21%.

Annuity Interest Credited — Fixed
Interest credited — fixed for the fourth quarter of 2016 was $148 million compared to $138 million for the fourth quarter of 2015, an increase of $10 million (7%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.10 percentage points to 2.02% from 2.12% in the fourth quarter of 2016 compared to the fourth quarter of 2015.

Annuity Net Interest Spread
AFG’s net interest spread increased 0.17 percentage points to 2.70% from 2.53% in the fourth quarter of 2016 compared to the same period in 2015 due primarily to the impact of lower crediting rates and higher income from certain investments that are required to be carried at fair value through earnings, partially offset by lower in-force investment yields. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate were $13 million in the fourth quarter of 2016 compared to $11 million in the fourth quarter of 2015, an increase of $2 million (18%). The fourth quarter of 2016 includes gains of $2 million from the sale of real estate. Excluding the impact of unlocking charges related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated were 0.15% in both the fourth quarter of 2016 and 2015.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity policy charges and other miscellaneous income.

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees (excluding the impact of unlocking) for the fourth quarter of 2016 were $28 million compared to $19 million for the fourth quarter of 2015, an increase of $9 million (47%). As a percentage of average fixed annuity benefits accumulated, these net expenses increased 0.07 percentage points to 0.38% from 0.31% in the fourth quarter of 2016 compared to the fourth quarter of 2015. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended December 31,
	2016	2015
Change in expected death and annuitization reserve	$4	$5
Amortization of sales inducements	7	6
Change in guaranteed withdrawal benefit reserve	20	15
Change in other benefit reserves	11	5
Other annuity benefits	42	31
Offset guaranteed withdrawal benefit fees	(14)	(12)
Other annuity benefits, net	$28	$19

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. The guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases.

Annuity Acquisition Expenses
Excluding the impact of unlocking charges (expense reductions) discussed under “Annuity Unlocking” below, AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 1.06% for the fourth quarter of 2016 compared to 0.75% for the fourth quarter of 2015 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the positive impact of the significantly higher than anticipated interest rates and strong stock market performance during the fourth quarter of 2016 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting acceleration in the amortization of DPAC. During the third quarter of 2015, the deceleration in the amortization of DPAC caused by the negative impact of poor stock market performance on the fair value accounting for derivatives related to fixed-indexed annuities was limited on certain recently issued products. This prior period limitation had a $5 million favorable impact on the amortization of DPAC related to the fair value accounting for those derivatives when the stock market rebounded during the fourth quarter of 2015. This favorable impact is reported in the impact on DPAC of derivatives related to FIAs.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended December 31,
	2016	2015
Before the impact of changes in the fair value of derivatives related to fixed-indexed annuities on the amortization of DPAC	0.75%	0.81%
Impact of changes in fair value of derivatives related to FIAs on the amortization of DPAC (*)	0.31%	(0.06%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	1.06%	0.75%

(*)	An estimate of the acceleration/deceleration in the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

Annuity Other Expenses
Annuity other expenses were $27 million for the fourth quarter of 2016 compared to $22 million for the fourth quarter of 2015, an increase of $5 million (23%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. The increase in annuity other expenses reflects primarily growth in the business and an increase in the number of sales personnel focused on new initiatives and increased market share within existing financial institutions and retail marketing organizations in the fourth quarter of 2016 compared to the fourth quarter of 2015. As a percentage of average fixed annuity benefits accumulated, these expenses increased 0.03 percentage points to 0.35% from 0.32% for the fourth quarter of 2016 as compared to the fourth quarter of 2015.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. Excluding the impact of unlocking charges, the net change in fair value of derivatives related to fixed-indexed annuities decreased annuity benefits by $54 million in the fourth quarter of 2016 and had a nominal impact on annuity benefits in the fourth quarter of 2015. The $54 million decrease in annuity benefits in the fourth quarter of 2016 reflects the positive impact of significantly higher than anticipated interest rates and strong market performance on the fair value of these derivatives. As a percentage of average fixed annuity benefits accumulated, this net expense reduction increased 0.71 percentage points to 0.73% in the fourth quarter of 2016 from 0.02% in the fourth quarter of 2015.

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

	Three months ended December 31,
	2016	2015	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$103	$96	7%
Change in fair value of derivatives related to fixed-indexed annuities	54	—	—%
Related impact on amortization of DPAC (*)	(25)	5	(600%)
Earnings before income taxes	$132	$101	31%

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC, increased the annuity segment’s earnings before income taxes by $29 million in the fourth quarter of 2016 and by $5 million in the fourth quarter of 2015.

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

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.43 percentage points to 1.82% from 1.39% in the fourth quarter of 2016 compared to the same period in 2015 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above and the 0.17 percentage points increase in AFG’s net interest spread.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended December 31, 2016 and 2015 (in millions):

	Three months ended December 31,
	2016	2015
Beginning fixed annuity reserves	$28,853	$25,725
Fixed annuity premiums (receipts)	1,103	1,097
Federal Home Loan Bank advances	—	45
Surrenders, benefits and other withdrawals	(524)	(515)
Sale of subsidiaries	—	(261)
Interest and other annuity benefit expenses:
Interest credited	148	138
Embedded derivative mark-to-market	6	88
Change in other benefit reserves	34	31
Unlocking	27	23
Ending fixed annuity reserves	$29,647	$26,371

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$29,647	$26,371
Impact of unrealized investment gains	76	64
Fixed component of variable annuities	184	187
Annuity benefits accumulated per balance sheet	$29,907	$26,622

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.11 billion in both the fourth quarter of 2016 and 2015. The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended December 31,
	2016	2015	% Change
Financial institutions single premium annuities — indexed	$474	$462	3%
Financial institutions single premium annuities — fixed	152	72	111%
Retail single premium annuities — indexed	415	494	(16%)
Retail single premium annuities — fixed	22	18	22%
Education market — fixed and indexed annuities	40	51	(22%)
Total fixed annuity premiums	1,103	1,097	1%
Variable annuities	8	10	(20%)
Total annuity premiums	$1,111	$1,107	—%

AFG continues to implement product and process changes needed to comply with the Department of Labor (“DOL”) fiduciary rule and is proceeding under the premise the DOL rule becomes effective in April 2017 in its current form. There is considerable discussion surrounding the possibility of a delay or other action impacting the rule. On February 9, 2017, the DOL filed a notice with the Office of Management and Budget to delay implementation of the regulation. However, until there is some definitive action impacting the rule, AFG intends to continue to pursue necessary changes.

Assuming the rule becomes effective in its current form, AFG believes the biggest impact will be on insurance-only licensed agents whose sales represented less than 10% of its fourth quarter annuity premium. While AFG’s management continues to believe the adjustments required of AFG and its distribution partners to comply with the rule will impact 2017 annuity premiums, management does not believe the new rule will have a material impact on AFG’s results of operations.

Annuity Unlocking
In the fourth quarters of 2016 and 2015, AFG conducted a detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations. As a result of these reviews, AFG recorded net expense reductions related to its annuity business of $1 million in 2016 and $10 million in 2015, which impacted AFG’s financial statements as follows (in millions):

	Three months ended December 31,
	2016	2015
Policy charges and other miscellaneous income:
Unearned revenue	$(1)	$(2)
Total revenues	(1)	(2)
Annuity benefits:
Fixed-indexed annuity embedded derivative	17	28
Sales inducements	(4)	(4)
Other reserves	10	(5)
Total annuity benefits	23	19
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	(25)	(31)
Total costs and expenses	(2)	(12)
Net expense reduction	$1	$10

The net expense reduction from unlocking annuity assumptions in the fourth quarter of 2016 reflects the favorable impact of an increase in projected net interest spreads on in-force business, substantially offset by the unfavorable impact of (i) changes in projected policyholder annuitization and lapse behavior, (ii) an increase in the risk premium for the uncertainty in the cash flows component of the discount rates used to value the FIA-related embedded derivative and (iii) a slight decrease in projected stock market growth over the next three years. Reinvestment rate assumptions are based primarily on 7-year and 10-year corporate bond yields. For the 2016 unlocking, AFG assumed a net reinvestment rate (net of default and expense assumptions) of 4.24% in 2017, grading up ratably to an ultimate net reinvestment rate of 5.55% in 2022 and beyond.

The table below compares the reinvestment rate assumed in AFG’s fourth quarter unlockings for the next calendar year to the actual reinvestment rate achieved in that period (both net of investment expenses):

	First
Unlocking	Investment	Reinvestment Rate
Year	Period	Assumed (*)	Achieved
2014	2015	3.75%	4.27%
2015	2016	4.05%	4.27%
2016	2017	4.42%	n/a

(*)	Assumed reinvestment rates exclude default rates of 0.18% in each period.

Management believes that these results demonstrate that AFG’s reinvestment rate assumptions are reasonable and prudently conservative. In addition to the reinvestment rates above, actual default rates in 2015 and 2016 were lower than the long-term default rates of 0.18% assumed in the unlocking in each of the periods above.

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

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended December 31, 2016 and 2015 (in millions):

	Three months ended December 31,
	2016	2015
Earnings on fixed annuity benefits accumulated	$133	$91
Earnings on investments in excess of fixed annuity benefits accumulated (*)	—	4
Variable annuity earnings (loss)	(1)	6
Earnings before income taxes	$132	$101

(*)
Net investment income (as a % of investments) of 4.72% and 4.65% for the three months ended December 31, 2016 and 2015, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations AFG’s run-off long-term care and life segment reported GAAP pretax earnings of $2 million for the fourth quarter of 2016 compared to a loss of $4 million for the fourth quarter of 2015. Results for the 2015 period include a $4 million pretax non-core realized loss adjustment to the previously recognized $162 million estimated pretax loss on the sale of substantially all of AFG’s run-off long-term care insurance business that was recorded in the first quarter of 2015. See Note B — “Acquisitions and Sale of Businesses” to the financial statements. The following table details AFG’s GAAP and core earnings (loss) before income taxes from its run-off long-term care and life operations for the three months ended December 31, 2016 and 2015 (dollars in millions):

	Three months ended December 31,
	2016	2015	% Change
Revenues:
Net earned premiums:
Long-term care	$1	$17	(94%)
Life operations	5	7	(29%)
Net investment income	6	19	(68%)
Total revenues	12	43	(72%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	—	24	(100%)
Life operations	7	11	(36%)
Acquisition expenses	1	3	(67%)
Other expenses	2	5	(60%)
Total costs and expenses	10	43	(77%)
Core earnings (loss) before income taxes	2	—	—%
Pretax non-core realized loss on subsidiaries	—	(4)	(100%)
GAAP earnings (loss) before income taxes	$2	$(4)	(150%)

The decrease in long-term care net earned premiums and benefit expense in the fourth quarter of 2016 compared to the fourth quarter of 2015 is due to the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business in December of 2015.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $50 million for the fourth quarter of 2016 compared to $45 million for the fourth quarter of 2015, an increase of $5 million (11%).

The following table details AFG’s loss before income taxes from operations outside of its insurance operations for three months ended December 31, 2016 and 2015 (dollars in millions):

	Three months ended December 31,
	2016	2015	% Change
Revenues:
Net investment income	$—	$3	(100%)
Other income — P&C fees	17	16	6%
Other income	8	6	33%
Total revenues	25	25	—%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	6	6	—%
Interest charges on borrowed money	21	16	31%
Other expense — expenses associated with P&C fees	11	10	10%
Other expenses	37	38	(3%)
Total costs and expenses	75	70	7%
Loss before income taxes, excluding realized gains and losses	$(50)	$(45)	11%

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of less than $1 million in the fourth quarter of 2016 compared to $3 million in the fourth quarter of 2015.

Holding Company and Other — P&C Fees and Related Expenses
Summit, the workers’ compensation insurance business that AFG acquired in April 2014, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the fourth quarter of 2016, AFG collected $17 million in fees for these services compared to $16 million in the fourth quarter of 2015. Management views this fee income, net of the $11 million in the fourth quarter of 2016 and $10 million in the fourth quarter of 2015, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $5 million and $4 million in the fourth quarter of 2016 and 2015, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $3 million in the fourth quarter of 2016 and $2 million in the fourth quarter of 2015.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $21 million in the fourth quarter of 2016 compared to $16 million in the fourth quarter of 2015, an increase of $5 million (31%). This increase reflects higher average indebtedness, partially offset by lower average interest rates on outstanding debt. The following table details the principal amount of AFG’s long-term debt balances as of October 1, 2016 compared to October 1, 2015 (dollars in millions):

	October 1, 2016	October 1, 2015
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
3.50% Senior Notes due August 2026	300	—
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	—
Other	3	3
Total principal amount of Holding Company Debt	$1,308	$858

Weighted Average Interest Rate	6.5%	7.7%

The increase in average indebtedness for the fourth quarter of 2016 as compared to the fourth quarter of 2015 reflects the following financing transactions completed by AFG between October 1, 2015 and October 1, 2016:

•	Issued $300 million of 3.50% Senior Notes on August 22, 2016.

•	Issued $150 million of 6% Subordinated Debentures on November 17, 2015.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $37 million in the fourth quarter of 2016 compared to $38 million in the fourth quarter of 2015, a decrease of $1 million (3%).

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were gains of $51 million in the fourth quarter of 2016 compared to losses of $21 million in the fourth quarter of 2015, an increase of $72 million (343%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended December 31,
	2016	2015
Realized gains (losses) before impairments:
Disposals	$69	$41
Change in the fair value of derivatives	(9)	(4)
Adjustments to annuity deferred policy acquisition costs and related items	—	(2)
	60	35
Impairment charges:
Securities	(11)	(60)
Adjustments to annuity deferred policy acquisition costs and related items	2	4
	(9)	(56)
Realized gains (losses) on securities	$51	$(21)

AFG’s impairment charges on securities for the fourth quarter of 2016 consist of $10 million on equity securities and $1 million on fixed maturities compared to $46 million on equity securities, $11 million on fixed maturities and $3 million on other investments in the fourth quarter of 2015. Approximately $7 million in impairment charges in the fourth quarter of 2016 are related to an equity investment in a pharmaceutical company. Approximately $26 million of the charges in the fourth quarter of 2015 are attributable to real estate and mortgage related investments, $12 million are on investments in asset managers and $8 million are on energy related investments.

Consolidated Realized Gains (Losses) on Subsidiaries   The $4 million pretax realized loss on subsidiaries in the fourth quarter of 2015 represents an adjustment to the previously recognized $162 million estimated pretax loss on the sale of substantially all of AFG’s run-off long-term care insurance business that was recorded in the first quarter of 2015.

Consolidated Income Taxes   AFG’s consolidated provision (credit) for income taxes was a benefit of $71 million for the fourth quarter of 2016 compared to an expense of $80 million in the fourth quarter of 2015, a decrease of $151 million (189%). The following is a reconciliation of income taxes at the statutory rate of 35% to the provision (credit) for income taxes as shown in the segmented statement of earnings (dollars in millions):

	Three months ended December 31,
	2016		2015
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$317		$210

Income taxes at statutory rate	$110	35%	$74	35%
Effect of:
Tax exempt interest	(6)	(2%)	(7)	(3%)
Change in valuation allowance	12	4%	15	7%
Stock-based compensation	(9)	(3%)	—	—%
Acquisition of noncontrolling interest in NATL	(66)	(21%)	—	—%
Neon restructuring	(111)	(35%)	—	—%
Other	(1)	—%	(2)	(1%)
Provision (credit) for income taxes	$(71)	(22%)	$80	38%

The changes in valuation allowance in the table above are primarily increases in the valuation allowance on tax benefits related to losses in the Neon Lloyd’s insurance business. Due to the uncertainty concerning the realization of the deferred tax benefits associated with these losses, AFG maintains a full valuation allowance against these deferred tax assets.

As discussed in Note B — “Acquisitions and Sale of Businesses” to the financial statements, AFG acquired the noncontrolling interest in National Interstate Corporation in November 2016. This transaction allowed National Interstate and its subsidiaries to become members of the AFG consolidated tax group, which resulted in a tax benefit of $66 million to AFG during the fourth quarter of 2016.

In connection with the ongoing reorganization of AFG’s Neon Lloyd’s business, in December 2016, AFG undertook a restructuring that included the liquidation for tax purposes of the foreign subsidiary that is the parent of the Neon Lloyd’s operations, resulting in a taxable loss for U.S. tax purposes. AFG reported the $111 million tax benefit associated with this loss in the fourth quarter of 2016. See Note L — “Income Taxes” to the financial statements.

Excluding the tax benefit related to the acquisition of the noncontrolling interest in NATL and the tax benefit related to the Neon restructuring, AFG’s effective tax rate for the three months ended December 31, 2016 was 33%.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings attributable to noncontrolling interests was $3 million for the fourth quarter of 2016 compared to $1 million for the fourth quarter of 2015.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).
AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the years ended December 31, 2016, 2015 and 2014 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2016
Revenues:
Property and casualty insurance net earned premiums	$4,328	$—	$—	$—	$—	$4,328	$—	$4,328
Life, accident and health net earned premiums	—	—	24	—	—	24	—	24
Net investment income	350	1,356	21	(37)	6	1,696	—	1,696
Realized gains on:
Securities	—	—	—	—	—	—	19	19
Subsidiaries	—	—	—	—	—	—	2	2
Income (loss) of MIEs:
Investment income	—	—	—	190	—	190	—	190
Gain (loss) on change in fair value of assets/liabilities	—	—	—	15	—	15	—	15
Other income	19	103	4	(17)	83	192	32	224
Total revenues	4,697	1,459	49	151	89	6,445	53	6,498

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,669	—	—	—	—	2,669	93	2,762
Commissions and other underwriting expenses	1,322	—	—	—	19	1,341	8	1,349
Annuity benefits	—	800	—	—	—	800	—	800
Life, accident and health benefits	—	—	33	—	—	33	—	33
Annuity and supplemental insurance acquisition expenses	—	181	5	—	—	186	—	186
Interest charges on borrowed money	—	—	—	—	77	77	—	77
Expenses of MIEs	—	—	—	151	—	151	—	151
Other expenses	60	110	9	—	169	348	5	353
Total costs and expenses	4,051	1,091	47	151	265	5,605	106	5,711
Earnings before income taxes	646	368	2	—	(176)	840	(53)	787
Provision for income taxes	229	127	1	—	(67)	290	(171)	119
Net earnings, including noncontrolling interests	417	241	1	—	(109)	550	118	668
Less: Net earnings attributable to noncontrolling interests	16	—	—	—	—	16	3	19
Core Net Operating Earnings	401	241	1	—	(109)	534
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax and noncontrolling interests	—	—	—	—	13	13	(13)	—
Realized gain on subsidiaries, net of tax	—	—	1	—	—	1	(1)	—
Gain on sale of apartment property, net of tax and noncontrolling interests	15	—	—	—	—	15	(15)	—
Special A&E charges, net of tax	(23)	—	—	—	(3)	(26)	26	—
Neon exited lines charge	(65)	—	—	—	—	(65)	65	—
Tax benefit related to National Interstate merger	66	—	—	—	—	66	(66)	—
Tax benefit related to Neon restructuring	111	—	—	—	—	111	(111)	—
Net Earnings Attributable to Shareholders	$505	$241	$2	$—	$(99)	$649	$—	$649

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2015
Revenues:
Property and casualty insurance net earned premiums	$4,224	$—	$—	$—	$—	$4,224	$—	$4,224
Life, accident and health net earned premiums	—	—	104	—	—	104	—	104
Net investment income	319	1,224	80	6	4	1,633	—	1,633
Realized losses on:
Securities	—	—	—	—	—	—	(19)	(19)
Subsidiaries	—	—	—	—	—	—	(161)	(161)
Income (loss) of MIEs:
Investment income	—	—	—	155	—	155	—	155
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(34)	—	(34)	—	(34)
Other income	12	98	4	(15)	78	177	66	243
Total revenues	4,555	1,322	188	112	82	6,259	(114)	6,145

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,628	—	—	—	—	2,628	67	2,695
Commissions and other underwriting expenses	1,304	—	—	—	16	1,320	—	1,320
Annuity benefits	—	732	—	—	—	732	—	732
Life, accident and health benefits	—	—	131	—	—	131	—	131
Annuity and supplemental insurance acquisition expenses	—	163	16	—	—	179	—	179
Interest charges on borrowed money	2	—	—	—	73	75	—	75
Expenses of MIEs	—	—	—	112	—	112	—	112
Other expenses	44	96	27	—	153	320	16	336
Total costs and expenses	3,978	991	174	112	242	5,497	83	5,580
Earnings before income taxes	577	331	14	—	(160)	762	(197)	565
Provision for income taxes	199	113	5	—	(54)	263	(68)	195
Net earnings, including noncontrolling interests	378	218	9	—	(106)	499	(129)	370
Less: Net earnings attributable to noncontrolling interests	11	—	—	—	2	13	5	18
Core Net Operating Earnings	367	218	9	—	(108)	486
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax and noncontrolling interests	—	—	—	—	(12)	(12)	12	—
Realized gain (loss) on subsidiaries, net of tax		—	(108)	—	4	(104)	104	—
Gain on sale of hotel and apartment property, net of tax and noncontrolling interests	36	—	—	—	—	36	(36)	—
Special A&E charges, net of tax	(44)	—	—	—	(8)	(52)	52	—
Loss on retirement of debt, net of tax	—	—	—	—	(2)	(2)	2	—
Net Earnings Attributable to Shareholders	$359	$218	$(99)	$—	$(126)	$352	$—	$352

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2014
Revenues:
Property and casualty insurance net earned premiums	$3,878	$—	$—	$—	$—	$3,878	$—	$3,878
Life, accident and health net earned premiums	—	—	108	—	—	108	—	108
Net investment income	294	1,136	82	(16)	5	1,501	—	1,501
Realized gains on securities	—	—	—	—	—	—	52	52
Income (loss) of MIEs:
Investment income	—	—	—	116	—	116	—	116
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(44)	—	(44)	—	(44)
Other income	9	97	5	(25)	36	122	—	122
Total revenues	4,181	1,233	195	31	41	5,681	52	5,733

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,470	—	—	—	—	2,470	24	2,494
Commissions and other underwriting expenses	1,172	—	—	—	—	1,172	—	1,172
Annuity benefits	—	648	—	—	—	648	—	648
Life, accident and health benefits	—	—	164	—	—	164	—	164
Annuity and supplemental insurance acquisition expenses	—	175	18	—	—	193	—	193
Interest charges on borrowed money	4	—	—	—	70	74	—	74
Expenses of MIEs	—	—	—	82	—	82	—	82
Other expenses	55	82	23	—	114	274	6	280
Total costs and expenses	3,701	905	205	82	184	5,077	30	5,107
Earnings before income taxes	480	328	(10)	(51)	(143)	604	22	626
Provision for income taxes	151	112	(3)	—	(48)	212	8	220
Net earnings, including noncontrolling interests	329	216	(7)	(51)	(95)	392	14	406
Less: Net earnings (loss) attributable to noncontrolling interests	4	—	—	(51)	—	(47)	1	(46)
Core Net Operating Earnings	325	216	(7)	—	(95)	439
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	—	32	32	(32)	—
Special A&E charges, net of tax	(15)	—	—	—	(4)	(19)	19	—
Net Earnings Attributable to Shareholders	$310	$216	$(7)	$—	$(67)	$452	$—	$452

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $577 million in GAAP pretax earnings in 2016 compared to $576 million in 2015, an increase of $1 million. Property and casualty core pretax earnings were $646 million in 2016 compared to $577 million in 2015, an increase of $69 million (12%). The increase in GAAP and core pretax earnings reflects improved underwriting results in the Property and transportation group and higher net investment income, partially offset by lower underwriting profit in the Specialty casualty and Specialty financial groups. GAAP pretax earnings also reflect a pretax non-core charge of $65 million in the second quarter of 2016 related to the exit of certain lines of business within Neon and a $32 million pretax non-core gain on the sale of an apartment property in the second quarter of 2016 compared to a $51 million pretax non-core gain on the sale of a hotel in the second quarter of 2015 and a $15 million pretax non-core gain on the sale of an apartment property in the fourth quarter of 2015, as well as non-core special A&E charges of $36 million in 2016 compared to $67 million in 2015.

AFG’s property and casualty insurance operations contributed $576 million in GAAP pretax earnings in 2015 compared to $456 million in 2014, an increase of $120 million (26%). Property and casualty core pretax earnings were $577 million in 2015 compared to $480 million in 2014, an increase of $97 million (20%). The increase in GAAP and core pretax earnings reflects higher underwriting profit across each of AFG’s property and casualty insurance sub-segments, higher net investment income (due primarily to the investment of cash acquired in the Summit acquisition on April 1, 2014) and lower net expenses. The increase in GAAP pretax earnings in 2015 also reflects pretax non-core gains of $51 million on the sale of a hotel and $15 million on the sale of an apartment property, partially offset by higher non-core special A&E charges in 2015 as compared to 2014.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	Year ended December 31,			% Change
	2016	2015	2014	2016 - 2015	2015 - 2014
Gross written premiums	$5,981	$5,832	$5,477	3%	6%
Reinsurance premiums ceded	(1,595)	(1,505)	(1,457)	6%	3%
Net written premiums	4,386	4,327	4,020	1%	8%
Change in unearned premiums	(58)	(103)	(142)	(44%)	(27%)
Net earned premiums	4,328	4,224	3,878	2%	9%
Loss and loss adjustment expenses (a)	2,669	2,628	2,470	2%	6%
Commissions and other underwriting expenses (b)	1,322	1,304	1,172	1%	11%
Core underwriting gain	337	292	236	15%	24%

Net investment income	350	319	294	10%	9%
Other income and expenses, net (c)	(41)	(34)	(50)	21%	(32%)
Core earnings before income taxes	646	577	480	12%	20%
Pretax non-core special A&E charges	(36)	(67)	(24)	(46%)	179%
Pretax non-core Neon exited lines charge	(65)	—	—	—%	—%
Pretax non-core gain on sale of apartment properties and hotel	32	66	—	(52%)	—%
GAAP earnings before income taxes	$577	$576	$456	—%	26%

(a) Excludes pretax non-core special A&E charges of $36 million, $67 million and $24 million in 2016, 2015 and 2014, respectively, and a non-core charge of $57 million related to the exit of certain lines of business within Neon in 2016.

(b) Excludes a non-core charge of $8 million related to the exit of certain lines of business within Neon in 2016.
(c) Excludes pretax non-core gains of $32 million on the sale of an apartment property in 2016 and $51 million on the sale of a hotel and $15 million on the sale of an apartment property in 2015.
				Change
				2016 - 2015	2015 - 2014
Combined Ratios:
Specialty lines
Loss and LAE ratio	61.7%	62.2%	63.7%	(0.5%)	(1.5%)
Underwriting expense ratio	30.6%	30.9%	30.2%	(0.3%)	0.7%
Combined ratio	92.3%	93.1%	93.9%	(0.8%)	(0.8%)

Aggregate — including exited lines
Loss and LAE ratio	63.8%	63.8%	64.3%	—%	(0.5%)
Underwriting expense ratio	30.7%	30.9%	30.2%	(0.2%)	0.7%
Combined ratio	94.5%	94.7%	94.5%	(0.2%)	0.2%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $5.98 billion in 2016 compared to $5.83 billion in 2015, an increase of $149 million (3%). GWP increased $355 million (6%) in 2015 compared to 2014. Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2016		2015		2014		2016 - 2015	2015 - 2014
	GWP	%	GWP	%	GWP	%
Property and transportation	$2,504	42%	$2,455	42%	$2,342	43%	2%	5%
Specialty casualty	2,792	47%	2,739	47%	2,529	46%	2%	8%
Specialty financial	685	11%	637	11%	605	11%	8%	5%
Other specialty	—	—%	1	—%	1	—%	(100%)	—%
	$5,981	100%	$5,832	100%	$5,477	100%	3%	6%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 27%, 26% and 27% of gross written premiums for the years ended December 31, 2016, 2015 and 2014, respectively. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Year ended December 31,						Change in % of GWP
	2016		2015		2014		2016 - 2015	2015 - 2014
	Ceded	% of GWP	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(832)	33%	$(819)	33%	$(776)	33%	—%	—%
Specialty casualty	(756)	27%	(687)	25%	(665)	26%	2%	(1%)
Specialty financial	(113)	16%	(97)	15%	(117)	19%	1%	(4%)
Other specialty	106		98		101
	$(1,595)	27%	$(1,505)	26%	$(1,457)	27%	1%	(1%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $4.39 billion in 2016 compared to $4.33 billion in 2015, an increase of $59 million (1%). NWP increased $307 million (8%) in 2015 compared to 2014. Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2016		2015		2014		2016 - 2015	2015 - 2014
	NWP	%	NWP	%	NWP	%
Property and transportation	$1,672	38%	$1,636	38%	$1,566	39%	2%	4%
Specialty casualty	2,036	46%	2,052	47%	1,864	46%	(1%)	10%
Specialty financial	572	13%	540	12%	488	12%	6%	11%
Other specialty	106	3%	99	3%	102	3%	7%	(3%)
	$4,386	100%	$4,327	100%	$4,020	100%	1%	8%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $4.33 billion in 2016 compared to $4.22 billion in 2015, an increase of $104 million (2%). NEP increased $346 million (9%) in 2015 compared to 2014. Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2016		2015		2014		2016 - 2015	2015 - 2014
	NEP	%	NEP	%	NEP	%
Property and transportation	$1,662	38%	$1,599	38%	$1,544	40%	4%	4%
Specialty casualty	2,006	46%	2,011	48%	1,765	45%	—%	14%
Specialty financial	557	13%	517	12%	469	12%	8%	10%
Other specialty	103	3%	97	2%	100	3%	6%	(3%)
	$4,328	100%	$4,224	100%	$3,878	100%	2%	9%

The $149 million (3%) increase in gross written premiums in 2016 compared to 2015 reflects growth in the Property and transportation, Specialty casualty and Specialty financial sub-segments. Overall average renewal rates were flat in 2016.

The $355 million (6%) increase in gross written premiums in 2015 compared to 2014 reflects $535 million in premiums from Summit (acquired in April 2014) in 2015 compared to $414 million in 2014 as well as significant growth in other businesses within the Specialty casualty and Property and transportation groups. Overall average renewal rates increased approximately 1% in 2015.

Property and transportation Gross written premiums increased $49 million (2%) in 2016 compared to 2015. This increase was the result of higher premiums in the agricultural businesses, growth in the transportation businesses and higher gross written premiums from the Singapore branch, which opened for business in June 2015, partially offset by lower gross written premiums in the property and inland marine businesses. Average renewal rates increased approximately 3% for this group in 2016, including a 5% increase in National Interstate’s renewal rates. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in 2016 and 2015.

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

Specialty casualty Gross written premiums increased $53 million (2%) in 2016 compared to 2015. Higher gross written premiums in the excess and surplus, targeted markets and workers’ compensation businesses were partially offset by lower premiums in the general liability business and by Neon’s exit of certain lines of business and implementation of more stringent underwriting standards at Neon. Lower premiums in the general liability business were primarily the result of competitive market conditions, re-underwriting efforts within the Florida homebuilders market and the slowdown within the energy sector. Average renewal rates decreased approximately 1% for this group in 2016, including a decrease of approximately 4% in the workers’ compensation businesses. Excluding the workers’ compensation business, average renewal rates for this group increased approximately 1% during 2016. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in 2016 compared to 2015, reflecting the cession of Neon’s UK medical malpractice business and a change in the mix of business at Neon.

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

Specialty financial Gross written premiums increased $48 million (8%) in 2016 compared to 2015 due primarily to growth in the financial institutions and surety businesses. Average renewal rates for this group decreased approximately 1% in 2016. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in 2016 compared to 2015, reflecting higher cessions in the financial institutions business, partially offset by a decline in auto dealer business, which is heavily reinsured.

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

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment for 2016, 2015 and 2014:

	Year ended December 31,			Change		Year ended December 31,
	2016	2015	2014	2016 - 2015	2015 - 2014	2016	2015	2014
Property and transportation
Loss and LAE ratio	67.0%	72.4%	74.9%	(5.4%)	(2.5%)
Underwriting expense ratio	23.0%	24.5%	23.8%	(1.5%)	0.7%
Combined ratio	90.0%	96.9%	98.7%	(6.9%)	(1.8%)
Underwriting profit						$166	$48	$21

Specialty casualty
Loss and LAE ratio	65.8%	62.9%	62.7%	2.9%	0.2%
Underwriting expense ratio	30.3%	29.8%	29.6%	0.5%	0.2%
Combined ratio	96.1%	92.7%	92.3%	3.4%	0.4%
Underwriting profit						$78	$146	$136

Specialty financial
Loss and LAE ratio	32.0%	29.7%	33.9%	2.3%	(4.2%)
Underwriting expense ratio	52.9%	53.4%	52.6%	(0.5%)	0.8%
Combined ratio	84.9%	83.1%	86.5%	1.8%	(3.4%)
Underwriting profit						$84	$87	$64

Total Specialty
Loss and LAE ratio	61.7%	62.2%	63.7%	(0.5%)	(1.5%)
Underwriting expense ratio	30.6%	30.9%	30.2%	(0.3%)	0.7%
Combined ratio	92.3%	93.1%	93.9%	(0.8%)	(0.8%)
Underwriting profit						$337	$295	$237

Aggregate — including exited lines
Loss and LAE ratio	63.8%	63.8%	64.3%	—%	(0.5%)
Underwriting expense ratio	30.7%	30.9%	30.2%	(0.2%)	0.7%
Combined ratio	94.5%	94.7%	94.5%	(0.2%)	0.2%
Underwriting profit						$236	$225	$212

The Specialty property and casualty insurance operations generated an underwriting profit of $337 million in 2016 compared to $295 million in 2015, an increase of $42 million (14%). The higher underwriting profit in 2016 reflects higher underwriting profit in the Property and transportation sub-segment, partially offset by lower underwriting profit in the Specialty casualty and Specialty financial sub-segments. Overall catastrophe losses were $55 million (1.3 points on the combined ratio) in 2016 compared to $35 million (0.8 points on the combined ratio) in 2015.

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

Property and transportation Underwriting profit for this group was $166 million in 2016 compared to $48 million in 2015, an increase of $118 million (246%). This improvement reflects higher underwriting profit in the crop insurance business, primarily the result of favorable growing conditions and relatively stable commodity pricing and higher underwriting profits in the transportation and property and inland marine businesses. These improved results were partially offset by an increase of $10 million in catastrophe losses in 2016 compared to 2015.

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

Specialty casualty Underwriting profit for this group was $78 million in 2016 compared to $146 million in 2015, a decrease of $68 million (47%). Higher underwriting profitability in the workers’ compensation businesses, due primarily to higher favorable prior year reserve development, and improved results in the general liability business were more than offset by adverse prior year reserve development in the excess and surplus and targeted markets businesses, current accident year trade credit losses in Neon’s political risk and trade credit business and higher catastrophe losses.

Underwriting profit for this group was $146 million in 2015 compared to $136 million in 2014, an increase of $10 million (7%). This increase is due primarily to higher profitability in the workers’ compensation and targeted markets businesses, partially offset by higher adverse prior year reserve development at Neon and in the general liability and excess and surplus businesses and lower favorable prior year reserve development in the executive liability business.

Specialty financial Underwriting profit for this group was $84 million in 2016 compared to $87 million in 2015, a decrease of $3 million (3%). Higher underwriting profit in the fidelity and crime and surety businesses, primarily the result of higher favorable prior year reserve development, was more than offset by lower underwriting profit in the financial institutions and trade credit businesses, resulting primarily from lower favorable prior year reserve development.

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

Other specialty Underwriting profit for this group was $9 million in 2016 compared to $14 million in 2015, a decrease of $5 million (36%). The decrease is due primarily to lower favorable prior year loss development in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

Underwriting profit for this group was $14 million in 2015 compared to $16 million in 2014, a decrease of $2 million (13%).

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 63.8% in both 2016 and 2015 and 64.3% in 2014. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Year ended December 31,
	Amount			Ratio			Change in Ratio
	2016	2015	2014	2016	2015	2014	2016 - 2015	2015 - 2014
Property and transportation
Current year, excluding catastrophe losses	$1,104	$1,123	$1,119	66.3%	70.2%	72.6%	(3.9%)	(2.4%)
Prior accident years development	(21)	15	16	(1.2%)	0.9%	1.0%	(2.1%)	(0.1%)
Current year catastrophe losses	31	21	20	1.9%	1.3%	1.3%	0.6%	—%
Property and transportation losses and LAE and ratio	$1,114	$1,159	$1,155	67.0%	72.4%	74.9%	(5.4%)	(2.5%)

Specialty casualty
Current year, excluding catastrophe losses	$1,323	$1,272	$1,110	66.0%	63.2%	62.9%	2.8%	0.3%
Prior accident years development	(13)	(11)	(7)	(0.7%)	(0.5%)	(0.4%)	(0.2%)	(0.1%)
Current year catastrophe losses	10	4	4	0.5%	0.2%	0.2%	0.3%	—%
Specialty casualty losses and LAE and ratio	$1,320	$1,265	$1,107	65.8%	62.9%	62.7%	2.9%	0.2%

Specialty financial
Current year, excluding catastrophe losses	$190	$175	$173	34.0%	33.7%	36.9%	0.3%	(3.2%)
Prior accident years development	(23)	(30)	(17)	(4.0%)	(5.7%)	(3.7%)	1.7%	(2.0%)
Current year catastrophe losses	11	9	3	2.0%	1.7%	0.7%	0.3%	1.0%
Specialty financial losses and LAE and ratio	$178	$154	$159	32.0%	29.7%	33.9%	2.3%	(4.2%)

Total Specialty
Current year, excluding catastrophe losses	$2,675	$2,627	$2,460	61.8%	62.2%	63.5%	(0.4%)	(1.3%)
Prior accident years development	(61)	(37)	(19)	(1.4%)	(0.8%)	(0.5%)	(0.6%)	(0.3%)
Current year catastrophe losses	55	35	28	1.3%	0.8%	0.7%	0.5%	0.1%
Total Specialty losses and LAE and ratio	$2,669	$2,625	$2,469	61.7%	62.2%	63.7%	(0.5%)	(1.5%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$2,675	$2,627	$2,460	61.8%	62.2%	63.5%	(0.4%)	(1.3%)
Prior accident years development	32	33	6	0.7%	0.8%	0.1%	(0.1%)	0.7%
Current year catastrophe losses	55	35	28	1.3%	0.8%	0.7%	0.5%	0.1%
Aggregate losses and LAE and ratio	$2,762	$2,695	$2,494	63.8%	63.8%	64.3%	—%	(0.5%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.8% in 2016, 62.2% in 2015 and 63.5% in 2014.

Property and transportation   The 3.9 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2016 compared to 2015 reflects a decrease in the loss and LAE ratio of the crop, equine, transportation and property and inland marine businesses and the Singapore branch.

The 2.4 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2015 compared to 2014 reflects higher profitability in the agricultural businesses.

Specialty casualty   The 2.8 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses in 2016 compared to 2015 reflects an increase in current accident year trade credit losses in Neon’s political risk and trade credit business and an increase in the loss and LAE ratio of the targeted markets, general liability and excess and surplus businesses.

The 0.3 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses in 2015 compared to 2014 reflects the inclusion of Summit following its acquisition in April 2014, which has a higher loss and LAE ratio than AFG’s overall Specialty casualty group.

Specialty financial   The loss and LAE ratio for the current year, excluding catastrophe losses is comparable in 2016 and 2015.

The 3.2 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2015 compared to 2014 reflects an improvement in the loss and LAE ratio of the financial institutions, fidelity and equipment leasing businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $61 million in 2016 compared to $37 million in 2015 and $19 million in 2014, an increase of $24 million (65%) and $18 million (95%), respectively.

Property and transportation Net favorable reserve development of $21 million in 2016 reflects lower than expected losses in the crop operations and lower than expected claim severity in the property and inland marine and trucking businesses, partially offset by reserve strengthening at National Interstate and higher than expected claim frequency in the ocean marine business.

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

Specialty casualty Net favorable reserve development of $13 million in 2016 reflects lower than anticipated claim frequency and severity in workers’ compensation business, lower than expected claim severity in directors and officers liability insurance and lower than expected claim frequency and severity in excess liability business, partially offset by adverse reserve development at Neon, higher than anticipated severity in New York contractor claims, higher than anticipated claim frequency and severity in general liability insurance and higher than expected claim frequency and severity in the targeted markets business.

Net favorable reserve development of $11 million in 2015 includes lower than anticipated claim severity in workers’ compensation business, lower than anticipated claim severity and frequency in excess liability insurance and lower than expected claim severity in directors and officers liability insurance, partially offset by adverse reserve development at Neon.

Net favorable reserve development of $7 million in 2014 reflects lower than expected claim severity in directors and officers liability insurance, lower than expected claim severity and frequency in excess liability insurance and lower than anticipated claim severity in specialty workers’ compensation business, partially offset by higher than expected severity in contractor claims and in a run-off book of casualty business and adverse reserve development at Neon.

Specialty financial Net favorable reserve development of $23 million in 2016 reflects lower than anticipated claim severity in the fidelity and crime business, lower than expected claim frequency and severity in the surety business and lower than anticipated claim frequency in the financial institutions business.

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

Other specialty In addition to the reserve development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $4 million in 2016 and $11 million in both 2015 and 2014, reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Asbestos and environmental reserve charges   As previously discussed under “Uncertainties” — “Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG has established property and casualty reserves for claims related to environmental exposures and asbestos claims. Total charges recorded to increase reserves (net of reinsurance recoverable) for A&E exposures of AFG’s property and casualty group (included in loss and loss adjustment expenses) were $36 million in 2016, $67 million in 2015 and $24 million in 2014.

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

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the A&E charges and Neon exited lines charge mentioned above and adverse reserve development of $3 million in 2015 and $1 million in 2014 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Catastrophe losses of $55 million in 2016 resulted primarily from winter storms in the first quarter, storms in Texas in the second quarter, flooding in Louisiana and multiple storms in the southern United States in the third quarter and Hurricane Matthew in the fourth quarter. Catastrophe losses of $35 million in 2015 resulted primarily from winter storms in the first quarter, multiple storms in the midwestern and central United States in the second and third quarters and flooding in the midwestern United States in the fourth quarter. Catastrophe losses of $20 million in the Property and transportation group in 2014 were primarily from winter storms in the month of January and multiple storms in the midwestern and central United States in the second quarter.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.33 billion in 2016 compared to $1.30 billion in 2015, an increase of $26 million (2%). AFG’s underwriting expense ratio was 30.7% in 2016 compared to 30.9% in 2015, a decrease of 0.2 percentage points.

AFG’s property and casualty U/W Exp were $1.30 billion in 2015 compared to $1.17 billion in 2014, an increase of $132 million (11%). AFG’s underwriting expense ratio was 30.9% in 2015 compared to 30.2% in 2014, an increase of 0.7 percentage points.

Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Year ended December 31,						Change in % of NEP
	2016		2015		2014		2016 - 2015	2015 - 2014
	U/W Exp	% of NEP	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$382	23.0%	$392	24.5%	$368	23.8%	(1.5%)	0.7%
Specialty casualty	608	30.3%	600	29.8%	522	29.6%	0.5%	0.2%
Specialty financial	295	52.9%	276	53.4%	246	52.6%	(0.5%)	0.8%
Other specialty	37	36.5%	36	36.1%	36	35.5%	0.4%	0.6%
Total Specialty	1,322	30.6%	1,304	30.9%	1,172	30.2%	(0.3%)	0.7%
Neon exited lines charge	8		—		—
Total Aggregate	$1,330	30.7%	$1,304	30.9%	$1,172	30.2%	(0.2%)	0.7%

AFG’s overall expense ratio decreased 0.2% in 2016 as compared to 2015.

The $132 million increase in commissions and other underwriting expenses in 2015 compared to 2014 reflects the acquisition of Summit in April 2014. The overall increase of 0.7% in AFG’s expense ratio in 2015 as compared to 2014 reflects higher profitability-based commissions paid to agents and brokers, partially offset by the impact of higher premiums on the ratio.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.5 percentage points in 2016 compared to 2015 reflecting an increase in ceding commissions received from reinsurers in the crop business.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.7 percentage points in 2015 compared to 2014 reflecting higher profitability-based commissions paid to agents and brokers, partially offset by the impact of higher premiums on the ratio.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.5 percentage points in 2016 compared to 2015 due primarily to the impact of lower premiums at Neon on the ratio, partially offset by the impact of a charge in the second quarter of 2015 to write off certain previously capitalized project costs.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.2 percentage points in 2015 compared to 2014 due primarily to a charge of $6 million in the second quarter of 2015 to write off certain previously capitalized project costs, partially offset by the impact of higher premiums on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.5 percentage points in 2016 compared to 2015 reflecting lower profitability-based commissions paid to agents.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.8 percentage points in 2015 compared to 2014 reflecting higher profitability-based commissions paid to agents, partially offset by the impact of higher premiums on the ratio.

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty insurance segment includes $8 million of restructuring charges recorded as part of the $65 million non-core charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer recorded in the second quarter of 2016. See “Net prior year reserve development” under “Property and Casualty Insurance Segment — Results of Operations” for the years ended December 31, 2016, 2015 and 2014.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty operations was $350 million in 2016 compared to $319 million in 2015, an increase of $31 million (10%). Net investment income in AFG’s property and casualty operations was $319 million in 2015 compared to $294 million in 2014, an increase of $25 million (9%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty operations are provided below (dollars in millions):

	Year ended December 31,			2016 - 2015		2015 - 2014
	2016	2015	2014	Change	% Change	Change	% Change
Net investment income	$350	$319	$294	$31	10%	$25	9%

Average invested assets (at amortized cost)	$9,550	$8,956	$7,849	$594	7%	$1,107	14%

Yield (net investment income as a % of average invested assets)	3.66%	3.56%	3.75%	0.10%		(0.19%)

Tax equivalent yield (*)	4.16%	4.13%	4.32%	0.03%		(0.19%)

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets in the property and casualty insurance segment in 2016 as compared to 2015 is due primarily to growth in the segment. The $31 million increase in the property and casualty insurance segment’s net investment income reflects a $13 million increase in income from certain investments that are required to be carried at fair value through earnings, an $11 million increase in equity in the earnings of limited partnerships and similar investments and the increase in average invested assets, partially offset by slightly higher investment expenses and lower yields available in the financial markets. The property and casualty segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.66% in 2016 compared to 3.56% in 2015, reflecting the higher income from investments carried at fair value and partnership earnings discussed above, partially offset by the impact of the lower current market yields discussed above.

The increase in average invested assets and net investment income in the property and casualty insurance segment in 2015 compared to 2014 is due primarily to the investment of cash acquired in the Summit acquisition, which occurred over the two quarters following the April 2014 acquisition, as well as growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments was 3.56% in 2015 compared to 3.75% in 2014, a decline of 0.19 percentage points reflecting the impact of lower yields available in the financial markets and lower earnings from other investments.

Property and Casualty Other Income and Expenses, Net
GAAP other income and expenses, net for AFG’s property and casualty operations was a net expense of $9 million in 2016, net income of $32 million in 2015, and a net expense of $50 million in 2014. Core other income and expenses, net for AFG’s property and casualty operations was a net expense of $41 million, $34 million and $50 million in 2016, 2015 and 2014, respectively. The table below details the items included in GAAP and core other income and expenses, net for AFG’s property and casualty operations (in millions):

	Year ended December 31,
	2016	2015	2014
Other income
Income from the sale of real estate (*)	$1	$3	$2
Other	18	9	7
Total other income	19	12	9
Other expenses
Amortization of intangibles	8	8	19
NATL merger/tender offer expenses	10	—	3
Other	42	36	33
Total other expense	60	44	55
Interest expense	—	2	4
Core other income and expenses, net	(41)	(34)	(50)
Pretax non-core gain on sale of hotel and apartment properties	32	66	—
GAAP other income and expenses, net	$(9)	$32	$(50)

(*)	Excludes pretax non-core gains of $32 million on the sale of an apartment property in 2016 and $51 million on the sale of a hotel and $15 million on the sale of an apartment property in 2015.

Other income for AFG’s property and casualty operations includes a $4 million death benefit on a life insurance policy received in the second quarter of 2016.

The lower amortization of intangibles in 2015 compared to 2014 reflects the impact of intangible assets related to three acquisitions that became fully amortized in 2014.

AFG and its consolidated subsidiaries incurred $10 million in transaction expenses in 2016 related to GAI’s acquisition of all of the NATL common stock that it did not already own. These expenses consisted primarily of financial advisory and legal services. See Note B — “Acquisitions and Sale of Businesses” to the financial statements.

AFG and its consolidated subsidiaries incurred $3 million in transaction expenses related to the February 2014 tender offer by GAI to acquire all of the NATL common stock that it did not already own. These expenses consisted primarily of financial advisory and legal services. The tender offer was terminated in March 2014.

Interest expense for AFG’s property and casualty operations includes interest charges on long-term debt within the property and casualty operations.

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $368 million in pretax earnings in 2016 compared to $331 million in 2015, an increase of $37 million (11%). The increase in AFG’s annuity segment results in 2016 compared to 2015 reflects higher investment income from certain investments that are required to be carried at fair value through earnings and a 12% increase in average annuity investments (at amortized cost), partially offset by lower investment yields due to the run-off of higher yielding investments and higher general and administrative expenses. Included in these results is the change in fair value of derivatives related to FIAs, which had a negative impact of $27 million in 2016 compared to $23 million in 2015. For 2016, the negative impact of a significant drop in interest rates on fair value accounting for FIAs was partially offset by the positive impact of an increase in the stock market. For 2015, fair value accounting for FIAs was negatively impacted by a significant decrease in the stock market and a slightly lower than expected increase in interest rates. AFG’s periodic detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations resulted in a net annuity expense reduction of $1 million in 2016 compared to $10 million in 2015.

AFG’s annuity operations contributed $331 million in pretax earnings in 2015 compared to $328 million in 2014, an increase of $3 million (1%). While AFG’s average annuity investments (at amortized cost) were 12% higher in 2015 as compared to 2014, the benefit of this growth and the impact that fluctuations in interest rates had on the fair value accounting for FIAs was offset by the negative impact that the stock market decrease had on certain annuity reserves in 2015 compared to a stock market increase in 2014, the run-off of higher yielding investments and higher general and administrative expenses in 2015 compared to 2014. Operating earnings also include a net unlocking expense reduction of $10 million in 2015 compared to $1 million in 2014.

The following table details AFG’s earnings before income taxes from its annuity operations for 2016, 2015 and 2014 (dollars in millions):

	Year ended December 31,			% Change
	2016	2015	2014	2016 - 2015	2015 - 2014
Revenues:
Net investment income	$1,356	$1,224	$1,136	11%	8%
Other income:
Guaranteed withdrawal benefit fees	53	43	34	23%	26%
Policy charges and other miscellaneous income	50	55	63	(9%)	(13%)
Total revenues	1,459	1,322	1,233	10%	7%

Costs and Expenses:
Annuity benefits (*)	800	732	648	9%	13%
Acquisition expenses	181	163	175	11%	(7%)
Other expenses	110	96	82	15%	17%
Total costs and expenses	1,091	991	905	10%	10%
Earnings before income taxes	$368	$331	$328	11%	1%

Detail of annuity earnings before income taxes (dollars in millions):

	Year ended December 31,			% Change
	2016	2015	2014	2016 - 2015	2015 - 2014
Earnings before income taxes — before the impact of derivatives related to FIAs	$395	$354	$362	12%	(2%)
Impact of derivatives related to FIAs	(27)	(23)	(34)	17%	(32%)
Earnings before income taxes	$368	$331	$328	11%	1%

(*)	Annuity benefits consisted of the following (dollars in millions):

	Year ended December 31,			% Change
	2016	2015	2014	2016 - 2015	2015 - 2014
Interest credited — fixed	$574	$532	$497	8%	7%
Interest credited — fixed component of variable annuities	5	6	6	(17%)	—%
Other annuity benefits:
Change in expected death and annuitization reserve	18	19	18	(5%)	6%
Amortization of sales inducements	24	26	26	(8%)	—%
Change in guaranteed withdrawal benefit reserve	69	63	41	10%	54%
Change in other benefit reserves	34	22	12	55%	83%
Total other annuity benefits	145	130	97	12%	34%
Total before impact of derivatives related to FIAs and unlocking	724	668	600	8%	11%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	194	(11)	240	(1,864%)	(105%)
Equity option mark-to-market	(141)	56	(181)	(352%)	(131%)
Impact of derivatives related to FIAs	53	45	59	18%	(24%)
Unlocking	23	19	(11)	21%	(273%)
Total annuity benefits	$800	$732	$648	9%	13%

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity benefit expense.

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Year ended December 31,			% Change
	2016	2015	2014	2016 - 2015	2015 - 2014
Average fixed annuity investments (at amortized cost)	$28,223	$25,174	$22,391	12%	12%
Average fixed annuity benefits accumulated	28,146	24,898	22,119	13%	13%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.77%	4.83%	5.03%
Interest credited — fixed	(2.04%)	(2.14%)	(2.25%)
Net interest spread	2.73%	2.69%	2.78%

Policy charges and other miscellaneous income	0.15%	0.18%	0.18%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.33%)	(0.35%)	(0.28%)
Acquisition expenses	(0.70%)	(0.74%)	(0.67%)
Other expenses	(0.38%)	(0.36%)	(0.34%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.19%)	(0.18%)	(0.27%)
Unlocking	0.01%	0.02%	0.01%
Net spread earned on fixed annuities	1.29%	1.26%	1.41%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Year ended December 31,
	2016	2015	2014
Net spread earned on fixed annuities — before impact of derivatives related to FIAs	1.39%	1.35%	1.56%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	(0.19%)	(0.18%)	(0.27%)
Related impact on amortization of DPAC (*)	0.09%	0.08%	0.11%
Related impact on amortization of deferred sales inducements (*)	—%	0.01%	0.01%
Net spread earned on fixed annuities	1.29%	1.26%	1.41%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Annuity Net Investment Income
Net investment income in 2016 was $1.36 billion compared to $1.22 billion in 2015, an increase of $132 million (11%). This increase reflects primarily the growth in AFG’s annuity business and higher income from certain investments that are required to be carried at fair value through earnings, partially offset by the impact of lower in-force investment yields. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.06 percentage points to 4.77% from 4.83% in 2016 compared to 2015. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets, partially offset by higher investment income from certain investments that are required to be carried at fair value through earnings. During 2016, $4.0 billion in annuity segment investments with an average yield of 5.51% were redeemed or sold while the investments purchased during 2016 (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 4.21%.

Net investment income in 2015 was $1.22 billion compared to $1.14 billion in 2014, an increase of $88 million (8%). This increase reflects primarily the growth in AFG’s annuity business, partially offset by the run-off of higher yielding investments. The overall yield earned on investments in AFG’s annuity operations declined by 0.20 percentage points to 4.83% from 5.03% in 2015 compared to 2014. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets.

Annuity Interest Credited — Fixed
Interest credited — fixed in 2016 was $574 million compared to $532 million in 2015, an increase of $42 million (8%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.10 percentage points to 2.04% from 2.14% in 2016 compared to 2015.

Interest credited — fixed in 2015 was $532 million compared to $497 million in 2014, an increase of $35 million (7%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders decreased 0.11 percentage points to 2.14% from 2.25% in 2015 compared to 2014.

Annuity Net Interest Spread
AFG’s net interest spread increased 0.04 percentage points to 2.73% from 2.69% in 2016 compared to 2015 as the impact of lower in-force investment yields was more than offset by lower crediting rates and higher income from certain investments that are required to be carried at fair value through earnings. In addition, features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result of these items, AFG expects its net interest spread to narrow in the future.

AFG’s net interest spread decreased 0.09 percentage points to 2.69% from 2.78% in 2015 compared to 2014 due primarily to the run-off of higher yielding investments, partially offset by lower crediting rates.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate, were $50 million in 2016 compared to $55 million in 2015, a decrease of $5 million (9%). Other miscellaneous income includes $5 million in income from the sale of real estate in 2016 compared to $6 million in 2015. Excluding the impact of unlocking charges of $1 million in 2016 and $2 million in 2015 related to unearned revenue, annuity policy charges and other miscellaneous income were $51 million in 2016 compared to $57 million in 2015, a decrease of $6 million (11%). As a percentage of average fixed annuity benefits accumulated, annuity policy charges and other miscellaneous income decreased 0.03 percentage points to 0.15% from 0.18% in 2016 compared to 2015.

Annuity policy charges and other miscellaneous income were $55 million in 2015 compared to $63 million in 2014, a decrease of $8 million (13%). Excluding the impact of unlocking charges of $2 million in 2015 and unlocking income of $10 million in 2014 related to unearned revenue, annuity policy charges and other miscellaneous income were $57 million in 2015 and $53 million in 2014, an increase of $4 million (8%). This increase reflects the impact of $6 million in income from the sale of real estate recorded in 2015.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity policy charges and other miscellaneous income.

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees (excluding the impact of unlocking) were $92 million in 2016, $87 million in 2015 and $63 million in 2014, representing an increase of $5 million (6%) in 2016 compared to 2015 and an increase of $24 million (38%) in 2015 compared to 2014. As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.02 percentage points to 0.33% from 0.35% in 2016 compared to 2015 and increased 0.07 percentage points to 0.35% from 0.28% in 2015 compared to 2014. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Year ended December 31,
	2016	2015	2014
Change in expected death and annuitization reserve	$18	$19	$18
Amortization of sales inducements	24	26	26
Change in guaranteed withdrawal benefit reserve	69	63	41
Change in other benefit reserves	34	22	12
Other annuity benefits	145	130	97
Offset guaranteed withdrawal benefit fees	(53)	(43)	(34)
Other annuity benefits, net	$92	$87	$63

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. The guaranteed withdrawal benefit reserve related to FIAs is inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases.

The $5 million increase in other annuity benefits, net of guaranteed withdrawal benefit fees in 2016 compared to 2015 primarily reflects growth in the business.

The $24 million increase in other annuity benefits, net of guaranteed withdrawal benefit fees in 2015 compared to 2014 reflects higher expenses related to products with guaranteed withdrawal benefit features.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity benefits expense.

Annuity Acquisition Expenses
Excluding the impact of unlocking charges (expense reductions) discussed under “Annuity Unlocking” below, AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.70% in 2016 compared to 0.74% in 2015 and 0.67% in 2014 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of significantly lower than anticipated interest rates during 2016, the significant stock market decrease in 2015 and slightly lower than anticipated interest rates during 2014 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Year ended December 31,
	2016	2015	2014
Before the impact of changes in the fair value of derivatives related to fixed-indexed annuities on the amortization of DPAC	0.79%	0.82%	0.78%
Impact of changes in fair value of derivatives related to FIAs on the amortization of DPAC (*)	(0.09%)	(0.08%)	(0.11%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.70%	0.74%	0.67%

(*)	An estimate of the acceleration/deceleration in the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity and supplemental insurance acquisition expenses. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Annuity Other Expenses
Annuity other expenses were $110 million in 2016, $96 million in 2015 and $82 million in 2014, representing an increase of $14 million (15%) in 2016 compared to 2015 and an increase of $14 million (17%) in 2015 compared to 2014. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses increased 0.02 percentage points to 0.38% from 0.36% in 2016 compared to 2015 and 0.02 percentage points to 0.36% from 0.34% in 2015 compared to 2014. The increase in annuity other expenses in 2016 compared to 2015 primarily reflects growth in the business as well as an increase in the number of sales personnel focused on new initiatives and increased market share within existing financial institutions and retail marketing associations. The increase in annuity other expenses in 2015 compared to 2014 primarily reflects higher expenses related to professional services and employee compensation plans in 2015. Annuity other expenses for 2014 includes the favorable impact of settling certain accrued expenses at a lower cost than previously estimated.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. Excluding the impact of unlocking charges, the net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $53 million in 2016, $45 million in 2015 and $59 million in 2014. The increase in 2016 is due primarily to significantly lower than expected interest rates, partially offset by the impact of an increase in the stock market. The increase in 2015 reflects the negative impact of the decline in the stock market and lower than anticipated interest rates on these derivatives. The increase in 2014 is due primarily to the impact of lower than anticipated interest rates on these derivatives. As a percentage of average fixed annuity benefits accumulated, this net expense increased 0.01 percentage points to 0.19% from 0.18% in 2016 compared to 2015, and decreased 0.09 percentage points to 0.18% from 0.27% in 2015 compared to 2014.

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

	Year ended December 31,			% Change
	2016	2015	2014	2016 - 2015	2015 - 2014
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$395	$354	$362	12%	(2%)
Change in fair value of derivatives related to fixed-indexed annuities	(53)	(45)	(59)	18%	(24%)
Related impact on amortization of DPAC (*)	26	22	25	18%	(12%)
Earnings before income taxes	$368	$331	$328	11%	1%

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC decreased the annuity segment’s earnings before income taxes by $27 million, $23 million and $34 million in 2016, 2015 and 2014, respectively.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.03 percentage points to 1.29% from 1.26% in 2016 compared to 2015 due primarily to the 0.04 percentage point increase in AFG’s net interest spread.

AFG’s net spread earned on fixed annuities decreased 0.15 percentage points to 1.26% from 1.41% in 2015 compared to 2014 due primarily to the 0.09 percentage points decrease in AFG’s net interest spread, the impact of the decline in the stock market on guaranteed withdrawal benefit reserves, and higher general and administrative expenses, partially offset by income from the sale of real estate recorded primarily in the first quarter of 2015.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for 2016, 2015 and 2014 (in millions):

	Year ended December 31,
	2016	2015	2014
Beginning fixed annuity reserves	$26,371	$23,462	$20,679
Fixed annuity premiums (receipts)	4,398	4,098	3,649
Federal Home Loan Bank advances	150	345	—
Surrenders, benefits and other withdrawals	(2,189)	(1,932)	(1,673)
Sale of subsidiaries	—	(261)	—
Interest and other annuity benefit expenses:
Interest credited	574	532	497
Embedded derivative mark-to-market	194	(11)	240
Change in other benefit reserves	122	115	81
Unlocking	27	23	(11)
Ending fixed annuity reserves	$29,647	$26,371	$23,462

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$29,647	$26,371	$23,462
Impact of unrealized investment gains	76	64	111
Fixed component of variable annuities	184	187	191
Annuity benefits accumulated per balance sheet	$29,907	$26,622	$23,764

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $4.44 billion in 2016, $4.14 billion in 2015 and $3.70 billion in 2014, an increase of $295 million (7%) in 2016 compared to 2015 and an increase of $444 million (12%) in 2015 compared to 2014. The following table summarizes AFG’s annuity sales (dollars in millions):

	Year ended December 31,			% Change
	2016	2015	2014	2016 - 2015	2015 - 2014
Financial institutions single premium annuities — indexed	$1,950	$1,741	$1,489	12%	17%
Financial institutions single premium annuities — fixed	468	229	332	104%	(31%)
Retail single premium annuities — indexed	1,714	1,864	1,533	(8%)	22%
Retail single premium annuities — fixed	82	70	101	17%	(31%)
Education market — fixed and indexed annuities	184	194	194	(5%)	—%
Total fixed annuity premiums	4,398	4,098	3,649	7%	12%
Variable annuities	37	42	47	(12%)	(11%)
Total annuity premiums	$4,435	$4,140	$3,696	7%	12%

Management believes the 7% increase in annuity premiums in 2016 compared to 2015 is consistent with overall growth in the annuity industry, as sales of traditional fixed and fixed-indexed annuities have increased while sales of variable annuities have decreased. In addition, the increase reflects new products, additional staffing, and increased market share within existing financial institutions. This growth slowed in the second half of 2016 as a result of AFG’s reduction in crediting rates on its annuities in 2016 due to the decline in market interest rates; these crediting rate reductions were made to maintain appropriate returns on new business.

Management attributes the 12% increase in annuity premiums in 2015 compared to 2014 to the significant rise of interest rates during the second quarter of 2015 from first quarter 2015 lows, allowing AFG to raise the crediting rates on its annuities and become more competitive in its markets.

Annuity Unlocking
In 2016, 2015 and 2014, AFG conducted its detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations. As a result of these reviews, AFG recorded net expense reductions related to its annuity business of $1 million in 2016, $10 million in 2015 and $1 million in 2014, which impacted AFG’s financial statements as follows (in millions):

	Year ended December 31,
	2016	2015	2014
Policy charges and other miscellaneous income:
Unearned revenue	$(1)	$(2)	$10
Total revenues	(1)	(2)	10
Annuity benefits:
Fixed-indexed annuities embedded derivative	17	28	(58)
Sales inducements	(4)	(4)	—
Other reserves	10	(5)	47
Total annuity benefits	23	19	(11)
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	(25)	(31)	20
Total costs and expenses	(2)	(12)	9
Net expense reduction	$1	$10	$1

See “Results of Operations — Quarters ended December 31, 2016 and 2015 — Annuity Segment — Results of Operations — Annuity Unlocking” for a discussion of the overall net expense reduction from the periodic review of actuarial assumptions in 2016 and 2015.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for 2016, 2015 and 2014 (in millions):

	Year ended December 31,
	2016	2015	2014
Earnings on fixed annuity benefits accumulated	$363	$313	$312
Earnings on investments in excess of fixed annuity benefits accumulated (*)	4	13	14
Variable annuity earnings	1	5	2
Earnings before income taxes	$368	$331	$328

(*)
Net investment income (as a % of investments) of 4.77%, 4.83% and 5.03% in 2016, 2015 and 2014, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations AFG’s run-off long-term care and life segment incurred GAAP pretax earnings of $4 million in 2016 compared to losses of $152 million and $10 million in 2015 and 2014, respectively. Results for 2015 include a $166 million pretax non-core realized loss on the sale of the subsidiaries containing substantially all of AFG’s run-off long-term care insurance business. See Note B — “Acquisitions and Sale of Businesses” to the financial statements. The following table details AFG’s GAAP and core earnings (loss) before income taxes from its run-off long-term care and life operations in 2016, 2015 and 2014 (dollars in millions):

	Year ended December 31,			% Change
	2016	2015	2014	2016 - 2015	2015 - 2014
Revenues:
Net earned premiums:
Long-term care	$3	$73	$74	(96%)	(1%)
Life operations	21	31	34	(32%)	(9%)
Net investment income	21	80	82	(74%)	(2%)
Other income	4	4	5	—%	(20%)
Total revenues	49	188	195	(74%)	(4%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	5	91	119	(95%)	(24%)
Life operations	28	40	45	(30%)	(11%)
Acquisition expenses	5	16	18	(69%)	(11%)
Other expenses	9	27	23	(67%)	17%
Total costs and expenses	47	174	205	(73%)	(15%)
Core earnings (loss) before income taxes	2	14	(10)	(86%)	(240%)
Pretax non-core realized gain (loss) on subsidiaries	2	(166)	—	(101%)	—%
GAAP earnings (loss) before income taxes	$4	$(152)	$(10)	(103%)	1,420%

The decrease in long-term care net earned premiums and benefit expense in 2016 compared to 2015 is due to the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business in December of 2015.

Substantially all of the core earnings before income taxes in AFG’s run-off long-term care and life segment in 2015 represent earnings from AFG’s long-term care business and reflect the impact of improved claims experience, rate increases, and lower persistency. The 2014 GAAP and core pretax loss includes a $5 million loss on the commutation of a reinsurance agreement.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $181 million in 2016 compared to compared to $176 million in 2015, an increase of $5 million (3%). AFG’s net core pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $176 million in 2016 compared to $160 million in 2015, an increase of $16 million (10%).

AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $176 million in 2015 compared to $149 million in 2014, an increase of $27 million (18%). AFG’s net core pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $160 million in 2015 compared to $143 million in 2014, an increase of $17 million (12%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations in 2016, 2015 and 2014 (dollars in millions):

	Year ended December 31,			% Change
	2016	2015	2014	2016 - 2015	2015 - 2014
Revenues:
Net investment income	$6	$4	$5	50%	(20%)
Other income — P&C fees	60	54	—	11%	—%
Other income	23	24	36	(4%)	(33%)
Total revenues	89	82	41	9%	100%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	19	16	—	19%	—%
Interest charges on borrowed money	77	73	70	5%	4%
Other expense — expenses associated with P&C fees	41	38	—	8%	—%
Other expenses (*)	128	115	114	11%	1%
Total costs and expenses	265	242	184	10%	32%
Core loss before income taxes, excluding realized gains and losses	(176)	(160)	(143)	10%	12%
Pretax non-core special A&E charges	(5)	(12)	(6)	(58%)	100%
Pretax non-core loss on retirement of debt	—	(4)	—	(100%)	—%
GAAP loss before income taxes, excluding realized gains and losses	$(181)	$(176)	$(149)	3%	18%

(*)	Excludes pretax non-core special A&E charges of $5 million, $12 million and $6 million in 2016, 2015 and 2014, respectively, and a pretax non-core loss on retirement of debt of $4 million in 2015.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $6 million, $4 million and $5 million in 2016, 2015 and 2014, respectively.

Holding Company and Other — P&C Fees and Related Expenses
Summit, the workers’ compensation insurance business that AFG acquired in April 2014, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In 2016, AFG collected $60 million in fees for these services compared to $54 million in 2015. Management views this fee income, net of the $41 million in 2016 and $38 million in 2015, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results. Beginning with the first quarter of 2015, these fees are shown in other income and the related expenses are shown in other expenses in AFG’s Statement of Earnings.

Holding Company and Other — Other Income
Other income in the table above includes $17 million, $15 million and $25 million in 2016, 2015 and 2014, respectively in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The $25 million of management fees in 2014 includes $13 million of incentive management fees earned in connection with the liquidation of three CLOs. The management fees are eliminated in consolidation — see the other income line in the Consolidated MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation,

AFG recorded other income outside of its insurance operations of $6 million in 2016, $9 million in 2015 and $11 million in 2014.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $77 million in 2016 compared to $73 million in 2015, an increase of $4 million (5%). This increase reflects higher average indebtedness during 2016 compared to 2015, partially offset by a lower weighted average interest rate on outstanding debt and the favorable impact of the interest rate swap on the 9-7/8% Senior Notes due June 2019 that was entered into in June 2015.

The increase in average indebtedness for 2016 as compared to 2015 reflects the following financing transactions completed by AFG between January 1, 2015 and December 31, 2016:

•	Issued $300 million of 3.50% Senior Notes in August 2016,

•	Issued $150 million of 6% Subordinated Debentures in November 2015,

•	Redeemed $132 million of 7% Senior Notes in September 2015.

AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $73 million in 2015 compared to $70 million in 2014, an increase of $3 million (4%). This increase reflects higher average indebtedness during 2015 compared to 2014, partially offset by a lower weighted average interest rate on outstanding debt and the favorable impact of the interest rate swap entered into in June 2015.

The increase in average indebtedness for 2015 as compared to 2014 reflects the following financing transactions completed by AFG between January 1, 2014 and December 31, 2015:

•	Issued $150 million of 6% Subordinated Debentures in November 2015,

•	Redeemed $132 million of 7% Senior Notes in September 2015,

•	Issued $150 million of 6-1/4% Subordinated Debentures in September 2014.

Holding Company and Other — A&E Charges
As a result of the internal reviews and comprehensive external study of A&E exposures discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG’s holding companies and other operations outside of its insurance operations recorded non-core special charges of $5 million in 2016, $12 million in 2015 and $6 million in 2014 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The charge in 2016 is due to relatively small movements across several sites that primarily reflect changes in the scope and costs of investigation. The charges in 2015 and 2014 related to slightly higher estimated costs at sites where remediation is underway, coupled with higher estimated cleanup costs at a limited number of sites. Total charges recorded to increase liabilities for A&E exposures of AFG’s former railroad and manufacturing operations (included in other expenses) were $20 million in 2016, $22 million in 2015 and $13 million in 2014.

Holding Company and Other — Loss on Retirement of Debt
AFG wrote off unamortized debt issuance costs of $4 million related to the redemption of its $132 million outstanding 7% Senior Notes due 2050 at par value on September 30, 2015.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges and the non-core loss on retirement of debt discussed above, AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $128 million in 2016 compared to $115 million in 2015, an increase of $13 million (11%). This increase reflects higher holding company expenses related to employee benefit plans that are tied to stock market performance, a $5 million donation to the University of Cincinnati College of Business in 2016 and higher expenses related to AFG’s former railroad and manufacturing operations. AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $115 million in 2015 compared to $114 million in 2014, an increase of $1 million (1%).

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were gains of $19 million in 2016 compared to losses of $19 million in 2015, an increase of $38 million (200%). AFG’s consolidated realized losses on securities were $19 million in 2015 compared to gains of $52 million in 2014, a decrease of $71 million (137%). Realized gains (losses) on securities consisted of the following (in millions):

	Year ended December 31,
	2016	2015	2014
Realized gains (losses) before impairments:
Disposals	$151	$122	$89
Change in the fair value of derivatives	(9)	(11)	1
Adjustments to annuity deferred policy acquisition costs and related items	(7)	(5)	(2)
	135	106	88
Impairment charges:
Securities	(131)	(140)	(41)
Adjustments to annuity deferred policy acquisition costs and related items	15	15	5
	(116)	(125)	(36)
Realized gains (losses) on securities	$19	$(19)	$52

AFG’s impairment charges on securities in 2016 consist of $93 million on equity securities and $38 million on fixed maturities. Approximately $70 million in impairment charges in 2016 are related to financial institutions, $19 million are on energy related investments and $7 million relates to a pharmaceutical company.

AFG’s impairment charges on securities in 2015 consist of $94 million on equity securities, $43 million on fixed maturities and $3 million on other investments. Approximately $41 million of the charges are on real estate and mortgage related investments, $38 million are on energy related investments and $12 million are on investments in asset managers.

Consolidated Realized Gains (Losses) on Subsidiaries   In 2015, AFG recorded a pretax realized loss of $166 million on the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business. In the second quarter of 2016, AFG received additional proceeds based on the final closing balance sheet and adjusted certain accrued expense estimates associated with the sale, resulting in a $2 million pretax favorable adjustment to the loss recorded in 2015. See Note B — “Acquisitions and Sale of Businesses” to the financial statements. In addition, AFG recorded a $5 million pretax realized gain in 2015 representing an adjustment to the previously recognized loss on a small property and casualty subsidiary sold several years ago.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $119 million in 2016 compared to $195 million in 2015, a decrease of $76 million (39%). AFG’s consolidated provision for income taxes was $195 million in 2015 compared to $220 million in 2014, a decrease of $25 million (11%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was earnings of $19 million in 2016 compared to $18 million in 2015, an increase of $1 million (6%). AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was earnings of $18 million in 2015 compared to a net loss of $46 million in 2014, an improvement of $64 million (139%). The following table details net earnings (loss) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Year ended December 31,			% Change
	2016	2015	2014	2016 - 2015	2015 - 2014
National Interstate	$15	$10	$5	50%	100%
Managed Investment Entities	—	—	(51)	—%	(100%)
Other	4	8	—	(50%)	—%
Earnings (loss) attributable to noncontrolling interests	$19	$18	$(46)	6%	(139%)

Other noncontrolling interests includes $4 million related to the gain on the sale of an apartment property in the second quarter of 2016 and $6 million related to the gain on the sale of a hotel in the second quarter of 2015. Both properties were owned by an 80%-owned subsidiary of GAI.

The losses of Managed Investment Entities in 2014 represent CLO losses that ultimately inure to holders of the CLO debt. See Note A — “Accounting Policies — Managed Investment Entities” to the financial statements for a discussion of accounting guidance adopted in 2015 that affects the measurement of the fair value of CLO liabilities. Under the new guidance, there are no longer any CLO earnings or losses to be attributed to noncontrolling interests in AFG’s Statement of Earnings.

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

See Note A — “Accounting Policies — Stock-Based Compensation” to the financial statements for a discussion of accounting guidance adopted in the fourth quarter of 2016 (effective January 1, 2016), which impacted the accounting for share-based payment transactions.

See Note B — “Acquisitions and Sale of Businesses” to the financial statements for a discussion of accounting guidance adopted on January 1, 2015 that impacts the determination of when a component of an entity qualifies for presentation as a discontinued operation.

See Note O — “Insurance — Property and Casualty Insurance Reserves” to the financial statements for a discussion of accounting guidance adopted for annual reporting beginning in 2016, which requires additional disclosures about the liability for unpaid losses and loss adjustment expenses (including accident year information).

ACCOUNTING STANDARDS TO BE ADOPTED

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires entities that lease assets for terms longer than one year to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet based on the present value of cash flows. Qualitative and quantitative disclosures of the amount, timing and uncertainty of cash flows arising from leases will also be required. Although the guidance allows for early adoption, AFG expects to adopt the updated guidance effective January 1, 2019 (when it is required). The guidance will require the earliest comparative period presented to include the measurement and recognition of existing leases with an adjustment to shareholders’ equity as if the updated guidance had always been applied. Although the guidance will result in higher assets and higher liabilities from the recognition of assets and liabilities related to operating leases, it does not change the manner in which lease expense is recognized in the statement of earnings. Although management is currently evaluating the impact of this guidance, AFG does not expect it to have a material effect on its results of operations or financial position.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides a new credit loss model for determining credit-related impairments for financial instruments measured at amortized cost (e.g. mortgage loans or reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses considers historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent increases or decreases in such losses, will be recorded immediately through realized gains (losses) as an allowance that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the balance sheet at the amount expected to be collected. The updated guidance also amends the current other-than-temporary impairment model for available for sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. Subsequent increases or decreases in expected credit losses will be recorded immediately in the income statement through realized gains (losses). AFG will be required to adopt this guidance effective January 1, 2020. AFG cannot estimate the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is adopted.

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

Fixed Maturity Portfolio   In general, the fair value of AFG’s fixed maturity portfolio is directly impacted by changes in market interest rates. AFG’s fixed maturity portfolio is comprised of primarily fixed-rate investments with intermediate-term maturities. This practice is designed to allow flexibility in reacting to fluctuations of interest rates. The portfolios of AFG’s insurance operations are managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. AFG’s annuity and run-off long-term care and life operations attempt to align the duration of their invested assets to the projected cash flows of policyholder liabilities.

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

	2016	2015
Fair value of fixed maturity portfolio	$34,903	$32,538
Percentage impact on fair value of 100 bps increase in interest rates	(5.0%)	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,745)	$(1,627)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	700	700
Estimated pretax impact on accumulated other comprehensive income	(1,045)	(927)
Deferred income tax	366	325
Noncontrolling interests	—	13
Estimated after-tax impact on accumulated other comprehensive income	$(679)	$(589)

Municipal bonds represented approximately 19% of AFG’s fixed maturity portfolio at December 31, 2016. AFG’s municipal bond portfolio is high quality, with 98% of the securities rated investment-grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2016, approximately 76% of the municipal bond portfolio was held in revenue bonds, with the remaining 24% held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

Certain European countries, including the so-called “peripheral countries” (Greece, Portugal, Ireland, Italy and Spain) have been experiencing varying degrees of financial stress over the past few years and there remains uncertainty as to future developments and the impact on global financial markets. At December 31, 2016, less than 5% of AFG’s cash and investments consisted of European debt and AFG owned no sovereign debt issued by the peripheral countries.

Annuity Contracts   Substantially all of AFG’s fixed rate annuity contracts permit AFG to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. In 2003, AFG began issuing products with guaranteed minimum interest rates (“GMIRs”) of less than 2% in states where required approvals have been received. The GMIR on virtually all new product sales since 2010 is 1%. At December 31, 2016, AFG could reduce the average crediting rate on approximately $22 billion of traditional fixed and fixed-indexed annuities without guaranteed withdrawal benefits by approximately 80 basis points (on a weighted average basis).

As presented in Item 7 — Management’s Discussion and Analysis — “Results of Operations — Years ended December 31, 2016, 2015 and 2014” — “Net Spread on Fixed Annuities,” the interest credited rate as a percent of fixed annuity benefits accumulated on AFG’s in-force block of fixed annuities was 2.04% for the year ended December 31, 2016. Management estimates that the interest credited rate on this in-force business will range from 2.00% to 2.10% over the next five years. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and other withdrawals and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

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

	First	Second	Third	Fourth	Fifth	Thereafter	Total	Fair Value (*)
2016	$2,523	$2,856	$3,131	$3,442	$3,747	$18,305	$34,004	$28,932
2015	2,070	2,380	2,710	2,817	3,035	19,268	32,280	25,488

(*)	Fair value of annuity benefits accumulated excluding life contingent annuities in the payout phase (carrying value of $204 million at December 31, 2016 and $200 million at December 31, 2015).

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
Long-Term Debt   The following table shows scheduled principal payments on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter (dollars in millions):

	December 31, 2016				December 31, 2015
	Scheduled Principal Payments	Rate			Scheduled Principal Payments	Rate
2017	$—	—%		2016	$—	—%
2018	—	—%		2017	—	—%
2019	350	9.9%	(*)	2018	—	—%
2020	—	—%		2019	350	9.9%	(*)
2021	—	—%		2020	—	—%
Thereafter	958	5.3%		Thereafter	658	6.2%
Total	$1,308	6.5%		Total	$1,008	7.5%

Fair Value	$1,356			Fair Value	$1,108

(*)
In June 2015, AFG entered into an interest rate swap that effectively converts its 9-7/8% Senior Notes due 2019 to a floating rate of three-month LIBOR plus 8.099% (9.0624% at December 31, 2016). The 9-7/8% Senior Notes appear in the table above (at the contractual 9-7/8% interest rate) because the notes themselves are fixed-rate obligations.

ITEM 8

Financial Statements and Supplementary Data

Selected Quarterly Financial Data has been included in Note N to the Consolidated Financial Statements.

ITEM 9A

Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2016 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s Co-Chief Executive Officers and Chief Financial Officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, based on the criteria set forth in “Internal Control — Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2016. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2016, is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
American Financial Group, Inc.

We have audited American Financial Group, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 24, 2017, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
American Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 24, 2017

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	December 31,
	2016	2015
Assets:
Cash and cash equivalents	$2,107	$1,220
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $33,735 and $31,565)	34,544	32,284
Fixed maturities, trading at fair value	359	254
Equity securities, available for sale at fair value (cost — $1,351 and $1,469)	1,502	1,553
Equity securities, trading at fair value	56	166
Mortgage loans	1,147	1,067
Policy loans	192	201
Equity index call options	492	241
Real estate and other investments	1,034	750
Total cash and investments	41,433	37,736
Recoverables from reinsurers	2,737	2,636
Prepaid reinsurance premiums	539	480
Agents’ balances and premiums receivable	997	937
Deferred policy acquisition costs	1,239	1,184
Assets of managed investment entities	4,765	4,047
Other receivables	908	820
Variable annuity assets (separate accounts)	600	608
Other assets	1,655	1,190
Goodwill	199	199
Total assets	$55,072	$49,837

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$8,563	$8,127
Unearned premiums	2,171	2,060
Annuity benefits accumulated	29,907	26,622
Life, accident and health reserves	691	705
Payable to reinsurers	634	591
Liabilities of managed investment entities	4,549	3,781
Long-term debt	1,283	998
Variable annuity liabilities (separate accounts)	600	608
Other liabilities	1,755	1,575
Total liabilities	50,153	45,067
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 86,924,399 and 87,474,452 shares outstanding	87	87
Capital surplus	1,111	1,214
Retained earnings	3,343	2,987
Accumulated other comprehensive income, net of tax	375	304
Total shareholders’ equity	4,916	4,592
Noncontrolling interests	3	178
Total equity	4,919	4,770
Total liabilities and equity	$55,072	$49,837

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2016	2015	2014
Revenues:
Property and casualty insurance net earned premiums	$4,328	$4,224	$3,878
Life, accident and health net earned premiums	24	104	108
Net investment income	1,696	1,633	1,501
Realized gains (losses) on:
Securities (*)	19	(19)	52
Subsidiaries	2	(161)	—
Income (loss) of managed investment entities:
Investment income	190	155	116
Gain (loss) on change in fair value of assets/liabilities	15	(34)	(44)
Other income	224	243	122
Total revenues	6,498	6,145	5,733

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,762	2,695	2,494
Commissions and other underwriting expenses	1,349	1,320	1,172
Annuity benefits	800	732	648
Life, accident and health benefits	33	131	164
Annuity and supplemental insurance acquisition expenses	186	179	193
Interest charges on borrowed money	77	75	74
Expenses of managed investment entities	151	112	82
Other expenses	353	336	280
Total costs and expenses	5,711	5,580	5,107
Earnings before income taxes	787	565	626
Provision for income taxes	119	195	220
Net earnings, including noncontrolling interests	668	370	406
Less: Net earnings (loss) attributable to noncontrolling interests	19	18	(46)
Net Earnings Attributable to Shareholders	$649	$352	$452

Earnings Attributable to Shareholders per Common Share:
Basic	$7.47	$4.02	$5.07
Diluted	$7.33	$3.94	$4.97
Average number of Common Shares:
Basic	86.9	87.6	89.0
Diluted	88.5	89.4	91.0

Cash dividends per Common Share	$2.1525	$2.03	$1.91
________________________________________
(*) Consists of the following:
Realized gains before impairments	$135	$106	$88

Losses on securities with impairment	(115)	(125)	(36)
Non-credit portion recognized in other comprehensive income (loss)	(1)	—	—
Impairment charges recognized in earnings	(116)	(125)	(36)
Total realized gains (losses) on securities	$19	$(19)	$52

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Millions)

	Year ended December 31,
	2016	2015	2014
Net earnings, including noncontrolling interests	$668	$370	$406
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	80	(406)	216
Reclassification adjustment for realized (gains) losses included in net earnings	(12)	9	(33)
Reclassification for unrealized gains of subsidiaries sold	—	(22)	—
Total net unrealized gains (losses) on securities	68	(419)	183
Net unrealized gains (losses) on cash flow hedges	(8)	1	—
Foreign currency translation adjustments	7	(14)	(9)
Pension and other postretirement plans adjustments	—	1	(4)
Other comprehensive income (loss), net of tax	67	(431)	170
Total comprehensive income (loss), net of tax	735	(61)	576
Less: Comprehensive income (loss) attributable to noncontrolling interests	24	10	(43)
Comprehensive income (loss) attributable to shareholders	$711	$(71)	$619

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained Earnings		Accumulated Other Comp.		Noncon- trolling	Total
	Shares	Surplus	Approp.	Unapprop.	Inc. (Loss)	Total	Interests	Equity
Balance at December 31, 2013	89,513,386	$1,213	$49	$2,777	$560	$4,599	$170	$4,769
Net earnings	—	—	—	452	—	452	(46)	406
Other comprehensive income	—	—	—	—	167	167	3	170
Allocation of losses of managed investment entities	—	—	(51)	—	—	(51)	51	—
Dividends on Common Stock	—	—	—	(169)	—	(169)	—	(169)
Shares issued:
Exercise of stock options	1,262,313	36	—	—	—	36	—	36
Restricted stock awards	102,330	—	—	—	—	—	—	—
Other benefit plans	140,339	8	—	—	—	8	—	8
Dividend reinvestment plan	27,238	2	—	—	—	2	—	2
Stock-based compensation:
Expense	—	19	—	—	—	19	—	19
Excess tax benefits	—	9	—	—	—	9	—	9
Shares acquired and retired	(3,303,639)	(46)	—	(145)	—	(191)	—	(191)
Shares exchanged — benefit plans	(33,174)	(1)	—	(1)	—	(2)	—	(2)
Other	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2014	87,708,793	$1,240	$(2)	$2,914	$727	$4,879	$175	$5,054
Cumulative effect of accounting change	—	—	2	—	—	2	—	2
Net earnings	—	—	—	352	—	352	18	370
Other comprehensive loss	—	—	—	—	(423)	(423)	(8)	(431)
Dividends on Common Stock	—	—	—	(178)	—	(178)	—	(178)
Shares issued:
Exercise of stock options	1,475,202	47	—	—	—	47	—	47
Restricted stock awards	171,130	—	—	—	—	—	—	—
Other benefit plans	111,681	7	—	—	—	7	—	7
Dividend reinvestment plan	26,167	2	—	—	—	2	—	2
Stock-based compensation:
Expense	—	21	—	—	—	21	—	21
Excess tax benefits	—	12	—	—	—	12	—	12
Shares acquired and retired	(1,955,186)	(27)	—	(99)	—	(126)	—	(126)
Shares exchanged — benefit plans	(45,765)	(1)	—	(2)	—	(3)	—	(3)
Forfeitures of restricted stock	(17,570)	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(7)	(7)
Balance at December 31, 2015	87,474,452	$1,301	$—	$2,987	$304	$4,592	$178	$4,770
Net earnings	—	—	—	649	—	649	19	668
Other comprehensive income	—	—	—	—	62	62	5	67
Dividends on Common Stock	—	—	—	(187)	—	(187)	—	(187)
Shares issued:
Exercise of stock options	958,344	32	—	—	—	32	—	32
Restricted stock awards	318,940	—	—	—	—	—	—	—
Other benefit plans	95,875	7	—	—	—	7	—	7
Dividend reinvestment plan	25,516	2	—	—	—	2	—	2
Stock-based compensation expense	—	22	—	—	—	22	—	22
Shares acquired and retired	(1,911,976)	(29)	—	(104)	—	(133)	—	(133)
Shares exchanged — benefit plans	(32,707)	—	—	(2)	—	(2)	—	(2)
Forfeitures of restricted stock	(4,045)	—	—	—	—	—	—	—
Acquisition of noncontrolling interests	—	(137)	—	—	9	(128)	(187)	(315)
Other	—	—	—	—	—	—	(12)	(12)
Balance at December 31, 2016	86,924,399	$1,198	$—	$3,343	$375	$4,916	$3	$4,919
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2016	2015	2014
Operating Activities:
Net earnings, including noncontrolling interests	$668	$370	$406
Adjustments:
Depreciation and amortization	134	134	144
Annuity benefits	800	732	648
Realized (gains) losses on investing activities	(61)	100	(58)
Net (purchases) sales of trading securities	79	10	(109)
Deferred annuity and life policy acquisition costs	(230)	(224)	(198)
Change in:
Reinsurance and other receivables	(315)	(10)	(199)
Other assets	(467)	(13)	(87)
Insurance claims and reserves	533	451	587
Payable to reinsurers	43	(54)	134
Other liabilities	265	12	(63)
Managed investment entities’ assets/liabilities	(279)	(190)	2
Other operating activities, net	(20)	35	24
Net cash provided by operating activities	1,150	1,353	1,231

Investing Activities:
Purchases of:
Fixed maturities	(7,537)	(7,201)	(6,846)
Equity securities	(207)	(570)	(471)
Mortgage loans	(341)	(213)	(450)
Other investments and equity index call options	(738)	(534)	(312)
Real estate, property and equipment	(49)	(102)	(47)
Businesses	—	—	(267)
Proceeds from:
Maturities and redemptions of fixed maturities	4,713	3,333	2,988
Repayments of mortgage loans	262	265	116
Sales of fixed maturities	641	321	287
Sales of equity securities	348	364	155
Sales and settlements of other investments and equity index call options	319	374	369
Sales of real estate, property and equipment	55	117	14
Sales of businesses	—	7	—
Cash and cash equivalents of businesses acquired (sold)	—	(49)	1,078
Managed investment entities:
Purchases of investments	(2,254)	(1,530)	(1,692)
Proceeds from sales and redemptions of investments	1,890	855	1,417
Other investing activities, net	(83)	(10)	33
Net cash used in investing activities	(2,981)	(4,573)	(3,628)

Financing Activities:
Annuity receipts	4,585	4,485	3,696
Annuity surrenders, benefits and withdrawals	(2,275)	(2,025)	(1,773)
Net transfers from variable annuity assets	42	43	43
Additional long-term borrowings	302	145	145
Reductions of long-term debt	(18)	(192)	(2)
Issuances of managed investment entities’ liabilities	2,293	1,026	1,400
Retirements of managed investment entities’ liabilities	(1,600)	(136)	(1,094)
Issuances of Common Stock	35	61	47
Repurchases of Common Stock	(133)	(126)	(191)
Cash dividends paid on Common Stock	(185)	(176)	(167)
Acquisition of noncontrolling interests in subsidiary	(315)	—	—
Other financing activities, net	(13)	(8)	(3)
Net cash provided by financing activities	2,718	3,097	2,101
Net Change in Cash and Cash Equivalents	887	(123)	(296)
Cash and cash equivalents at beginning of year	1,220	1,343	1,639
Cash and cash equivalents at end of year	$2,107	$1,220	$1,343
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

A.     Accounting Policies

Basis of Presentation   The consolidated financial statements include the accounts of American Financial Group, Inc. and its subsidiaries (“AFG”). Certain reclassifications have been made to prior years to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2016, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Other than the fair value measurements used in recording the loss on the sale of substantially all of its long-term care business in 2015 (see Note B — “Acquisitions and Sale of Businesses”), AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in 2016 or 2015.

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

Derivatives   Derivatives included in AFG’s Balance Sheet are recorded at fair value. Changes in fair value of derivatives are included in earnings, unless the derivatives are designated and qualify as highly effective cash flow hedges. Derivatives that do not qualify for hedge accounting under GAAP consist primarily of (i) components of certain fixed maturity securities (primarily interest-only MBS) and (ii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and related equity index call options designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products.

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

At December 31, 2016, assets and liabilities of managed investment entities included $23 million in assets and $18 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that is expected to close in the first half of 2017. Upon closing, all warehoused assets are expected to be transferred to the new CLO and the liabilities will be repaid.

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

Premium Recognition   Property and casualty premiums are earned generally over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written, which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on information received from such companies and organizations. For traditional life, accident and health products, premiums are recognized as revenue when legally collectible from policyholders. For interest-sensitive life and universal life products, premiums are recorded in a policyholder account, which is reflected as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses.

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

In the fourth quarter of 2016, AFG early adopted ASU 2016-09, which, among other things, requires excess tax benefits or deficiencies for share-based payments to be recorded through income tax expense in the statement of earnings instead of directly to capital surplus (as required under the previous guidance). As a result, AFG’s Statement of Earnings for 2016 includes a tax benefit of $9 million that under the previous guidance would have been recorded directly to capital surplus. In addition, the new guidance allows entities to elect to account for forfeitures of awards when they occur rather than accruing expense based on an estimate of expected forfeitures (as required under the previous guidance). AFG has elected to account for forfeitures as they occur. The resulting cumulative effect of accounting change of less than $1 million was recorded directly to retained earnings.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: 2016 – 1.6 million, 2015 – 1.8 million and 2014 – 2.0 million.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: 2016 – 0.4 million, 2015 – 1.1 million and 2014 – 1.0 million. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2016, 2015 and 2014 periods.

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

Effective October 1, 2016, AFG early adopted (on a retrospective basis) ASU 2016-15, which addresses the diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. Among other things, this guidance requires proceeds received from the settlement of corporate-owned life insurance policies to be classified as cash inflows from investing activities and allows premiums paid for policies to be reported as cash outflows either from investing activities or operating activities. AFG has elected to show all corporate-owned life insurance activity in investing activities. Prior to adoption of this guidance, AFG accounted for these transactions as operating activities. In addition, ASU 2016-15 clarifies when distributions received from investees accounted under the equity method should be accounted for as a cash inflow from operating activities or as a cash inflow from investing activities. AFG had previously accounted for all distributions from investments accounted for under the equity method as investing activities. The new guidance solely related to the presentation of certain transactions in the statement of cash flows. Accordingly, adoption of this guidance did not impact AFG’s results of operations or financial position.

Revenue Recognition Guidance Effective in 2018 In May 2014, the FASB issued ASU 2014-09, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized when (or as) the entity satisfies a performance obligation under the contract. The new guidance also updates the accounting for certain costs associated with obtaining and fulfilling contracts with customers and requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Revenue recognition for insurance contracts and financial instruments, which are AFG’s primary sources of revenue, is excluded from the scope of the new guidance. AFG will adopt the new guidance effective January 1, 2018. Because the new guidance does not apply to the vast majority of AFG’s business, management does not expect the adoption of this guidance to have a material impact on AFG’s results of operations or

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

financial position. Based on implementation efforts to date, management believes that the new standard will only apply to 2% of AFG’s consolidated revenues.

B.     Acquisitions and Sale of Businesses

Acquisition of Noncontrolling Interest in National Interstate Corporation   On November 10, 2016, AFG acquired the 49% of National Interstate Corporation (“NATL”) not previously owned by AFG’s wholly-owned subsidiary, Great American Insurance Company (“GAI”) for $315 million ($32.00 per share) in a merger transaction. In addition, NATL paid a one-time special cash dividend of $0.50 per share to its shareholders immediately prior to the merger closing ($5 million was paid to noncontrolling shareholders). Expenses related to the merger were approximately $10 million and were expensed as incurred.

Because NATL was already a consolidated subsidiary of AFG prior to the merger, the acquisition was accounted for as an equity transaction. As a result, the excess of the consideration paid over the carrying value of the noncontrolling interest acquired was recorded as a $137 million reduction in AFG’s Capital Surplus. In addition, the merger allowed NATL and its subsidiaries to become members of the AFG consolidated tax group, which resulted in a tax benefit of $66 million in the fourth quarter of 2016.

Acquisition of Summit Holding Southeast, Inc.   In April 2014, AFG acquired Summit Holding Southeast, Inc. and its related companies (“Summit”), from Liberty Mutual Insurance for $259 million using cash on hand at the parent company. Immediately following the acquisition, AFG made a capital contribution of $140 million, bringing its total capital investment in the Summit business to $399 million. Summit is based in Lakeland, Florida and is a leading provider of specialty workers’ compensation solutions in the southeastern United States. Summit continues to operate under the Summit brand as a member of AFG’s Great American Insurance Group. Summit is included in the Specialty casualty sub-segment and generated $540 million and $529 million in net earned premiums in 2016 and 2015, respectively, and $410 million in net earned premiums during the nine months subsequent to AFG’s acquisition in 2014.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Expenses related to the acquisition were less than $1 million and were expensed as incurred. The purchase price was allocated to the acquired assets and liabilities of Summit based on management’s best estimate of fair value as of the acquisition date. The allocation of the purchase price is shown in the table below (in millions):

	April 1, 2014
Total purchase price		$259

Tangible assets acquired:
Cash and cash equivalents	$1,078
Fixed maturities, available for sale	92
Recoverables from reinsurers	116
Agents’ balances and premiums receivable	41
Deferred tax assets, net (*)	67
Other receivables	21
Other assets	11
Total tangible assets acquired		1,426

Liabilities acquired:
Unpaid losses and loss adjustment expenses	1,142
Unearned premiums	3
Payable to reinsurers	3
Other liabilities	66
Total liabilities acquired		1,214

Net tangible assets acquired, at fair value		212
Excess purchase price over net tangible assets acquired		$47

Allocation of excess purchase price:
Intangible assets acquired (*)		$47
Deferred tax on intangible assets acquired (*)		(16)
Goodwill		16
		$47

(*)	Included in Other assets in AFG’s Balance Sheet.

Acquisition of Renewal Rights In March 2014, AFG completed a renewal rights agreement with Selective Insurance Company of America to acquire Selective’s pooled public entity book of business for $8 million. At the acquisition date, this book of business had approximately $38 million in in-force gross written premiums. The acquired business generated $34 million in gross written premiums and $16 million in net written premiums in 2016.

Sale of Long-term Care Business In December 2015, AFG completed the sale of substantially all of its run-off long-term care insurance business (which was included in the run-off long-term care and life segment) to HC2 Holdings, Inc. (“HC2”) for an initial payment of $7 million in cash and HC2 securities with a fair value of $11 million. AFG may also receive up to $13 million of additional proceeds from HC2 in the future contingent upon the release of certain statutory-basis liabilities of the legal entities sold by AFG. In connection with obtaining regulatory approval for the transaction, AFG agreed to provide up to an aggregate of $35 million of capital support for the insurance companies, on an as-needed basis to maintain specified surplus levels, subject to immediate reimbursement by HC2 through a five-year capital maintenance agreement. The legal entities involved in the transaction, United Teacher Associates Insurance Company (“UTA”) and Continental General Insurance Company (“CGIC”), contained substantially all of AFG’s long-term care insurance reserves (96% as measured by net statutory reserves as of November 30, 2015), as well as smaller blocks of annuity and life insurance business. Following the sale of these subsidiaries, AFG has only a small block of long-term care insurance (1,600 policies) with approximately $37 million in reserves at December 31, 2016. AFG had ceased new sales of long-term care insurance in January 2010, but continued to service and accept renewal premiums on its outstanding policies, which are guaranteed renewable.

In addition to the $18 million in cash and securities received at closing and the $13 million of potential additional proceeds in the future from the release of statutory liabilities, AFG received a total of $97 million in tax benefits in 2016 related to the sale

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

through reduced estimated tax payments and a tax refund resulting from the carryback of the tax-basis capital loss. The receivables for these tax benefits were reflected in AFG’s financial statements at December 31, 2015.

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

Under accounting guidance effective in January 2015, only disposals of components of an entity that represent a strategic shift and that have a major effect on a reporting entity’s operations and financial results are reported as discontinued operations. Due to the run-off nature of the business and the immaterial expected impact on AFG’s results of operations, the sale of AFG’s long-term care insurance business has not been reported as a discontinued operation.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Revenues, costs and expenses, and earnings before income taxes for the subsidiaries sold were (in millions):

	Year ended December 31,
	2015	2014
Life, accident and health net earned premiums:
Long-term care	$73	$74
Life operations	11	11
Net investment income	73	75
Realized gains (losses) on securities and other income	(11)	(6)
Total revenues	146	154
Annuity benefits	8	7
Life, accident and health benefits:
Long-term care	91	119
Life operations	11	11
Annuity and supplemental insurance acquisition expenses	12	11
Other expenses	16	14
Total costs and expenses	138	162
Earnings before income taxes	$8	$(8)

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

Sales of property and casualty insurance outside of the United States represented 4% of AFG’s revenues in 2016 and 2015 and 5% of AFG’s revenues in 2014.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	2016	2015	2014
Assets
Property and casualty insurance (a)	$15,574	$14,689	$14,069
Annuity	33,409	29,865	27,317
Run-off long-term care and life (b)	752	772	2,489
Other	5,337	4,511	3,638
Total assets	$55,072	$49,837	$47,513

Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$1,662	$1,599	$1,544
Specialty casualty	2,006	2,011	1,765
Specialty financial	557	517	469
Other specialty	103	97	100
Total premiums earned	4,328	4,224	3,878
Net investment income	350	319	294
Other income (c)	51	78	9
Total property and casualty insurance	4,729	4,621	4,181
Annuity:
Net investment income	1,356	1,224	1,136
Other income	103	98	97
Total annuity	1,459	1,322	1,233
Run-off long-term care and life (b)	49	188	195
Other	240	194	72
Total revenues before realized gains (losses)	6,477	6,325	5,681
Realized gains (losses) on securities	19	(19)	52
Realized gains (losses) on subsidiaries	2	(161)	—
Total revenues	$6,498	$6,145	$5,733

(a)	Not allocable to sub-segments.

(b)	AFG sold substantially all of its run-off long-term care insurance business in December 2015.

(c)
Includes pretax income of $32 million (before noncontrolling interest) from the sale of an apartment property in the second quarter of 2016, $51 million (before noncontrolling interest) from the sale of a hotel in the second quarter of 2015 and $15 million from the sale of an apartment property in the fourth quarter of 2015.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2016	2015	2014
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$166	$48	$21
Specialty casualty	78	146	136
Specialty financial	84	87	64
Other specialty	9	14	16
Other lines (a)	(101)	(70)	(25)
Total underwriting	236	225	212
Investment and other income, net (b)	341	351	244
Total property and casualty insurance	577	576	456
Annuity	368	331	328
Run-off long-term care and life (c)	2	14	(10)
Other (d)	(181)	(176)	(200)
Total earnings before realized gains (losses) and income taxes	766	745	574
Realized gains (losses) on securities	19	(19)	52
Realized gains (losses) on subsidiaries	2	(161)	—
Total earnings before income taxes	$787	$565	$626

(a)
Includes a special charge of $65 million related to the exit of certain lines of business within AFG’s Lloyd’s-based insurer, Neon, in the second quarter of 2016 and special charges to increase asbestos and environmental (“A&E”) reserves of $36 million, $67 million and $24 million in 2016, 2015 and 2014, respectively.

(b)
Includes pretax income of $32 million (before noncontrolling interest) from the sale of an apartment property in the second quarter of 2016, $51 million (before noncontrolling interest) from the sale of a hotel in the second quarter of 2015 and $15 million from the sale of an apartment property in the fourth quarter of 2015.

(c)	AFG sold substantially all of its run-off long-term care insurance business in December 2015.

(d)
Primarily holding company interest and expenses, including a $4 million loss on retirement of debt in the third quarter of 2015, and special charges to increase A&E reserves related to AFG’s former railroad and manufacturing operations ($5 million in 2016, $12 million in 2015 and $6 million in 2014) and losses of managed investment entities attributable to noncontrolling interests ($51 million in 2014). Following the adoption of new guidance in the first quarter of 2015, there are no longer earnings (losses) of managed investment entities that are attributable to noncontrolling interests. See Note A — “Accounting Policies — Managed Investment Entities.”

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

AFG’s management is responsible for the valuation process and uses data from outside sources (including nationally recognized pricing services and broker/dealers) in establishing fair value. AFG’s internal investment professionals are a group of approximately 25 analysts whose primary responsibility is to manage AFG’s investment portfolio. These professionals monitor individual investments as well as overall industries and are active in the financial markets on a daily basis. The group is led by AFG’s chief investment officer, who reports directly to one of AFG’s Co-CEOs. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. In addition, the Company communicates directly with the pricing services regarding the methods and assumptions used in pricing, including verifying, on a test basis, the inputs used by the service to value specific securities.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$133	$174	$8	$315
States, municipalities and political subdivisions	—	6,641	140	6,781
Foreign government	—	136	—	136
Residential MBS	—	3,445	190	3,635
Commercial MBS	—	1,468	25	1,493
Asset-backed securities (“ABS”)	—	5,475	484	5,959
Corporate and other	29	15,484	712	16,225
Total AFS fixed maturities	162	32,823	1,559	34,544
Trading fixed maturities	30	329	—	359
Equity securities — AFS and trading	1,305	79	174	1,558
Assets of managed investment entities (“MIE”)	380	4,356	29	4,765
Variable annuity assets (separate accounts) (*)	—	600	—	600
Equity index call options	—	492	—	492
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$1,877	$38,680	$1,762	$42,319
Liabilities:
Liabilities of managed investment entities	$363	$4,158	$28	$4,549
Derivatives in annuity benefits accumulated	—	—	1,759	1,759
Derivatives in long-term debt	—	(1)	—	(1)
Other liabilities — derivatives	—	30	—	30
Total liabilities accounted for at fair value	$363	$4,187	$1,787	$6,337

December 31, 2015
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$100	$192	$15	$307
States, municipalities and political subdivisions	—	6,767	89	6,856
Foreign government	—	154	—	154
Residential MBS	—	3,305	224	3,529
Commercial MBS	—	2,148	39	2,187
Asset-backed securities	—	4,464	470	4,934
Corporate and other	50	13,634	633	14,317
Total AFS fixed maturities	150	30,664	1,470	32,284
Trading fixed maturities	13	241	—	254
Equity securities — AFS and trading	1,362	217	140	1,719
Assets of managed investment entities	309	3,712	26	4,047
Variable annuity assets (separate accounts) (*)	—	608	—	608
Equity index call options	—	241	—	241
Other assets — derivatives	—	2	—	2
Total assets accounted for at fair value	$1,834	$35,685	$1,636	$39,155
Liabilities:
Liabilities of managed investment entities	$289	$3,468	$24	$3,781
Derivatives in annuity benefits accumulated	—	—	1,369	1,369
Derivatives in long-term debt	—	(2)	—	(2)
Other liabilities — derivatives	—	8	—	8
Total liabilities accounted for at fair value	$289	$3,474	$1,393	$5,156
 (*)   Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The transfers between Level 1 and Level 2 for the years ended December 31, 2016, 2015 and 2014 are reflected in the table below at fair value as of the end of the reporting period (dollars in millions):

	Level 2 To Level 1 Transfers						Level 1 To Level 2 Transfers
	# of Transfers			Fair Value			# of Transfers			Fair Value
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Perpetual preferred stocks	6	5	14	$35	$19	$96	7	7	13	$28	$31	$83
Common stocks	3	7	—	—	80	—	2	—	7	—	—	26
Redeemable preferred stocks	—	2	1	—	11	5	—	—	—	—	—	—

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in observable trade activity.

Approximately 4% of the total assets carried at fair value on December 31, 2016, were Level 3 assets. Approximately 78% ($1.37 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than 10% of AFG’s Shareholders’ Equity, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $1.76 billion at December 31, 2016. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.4% – 2.9% over the risk free rate
Risk margin for uncertainty in cash flows	0.68% reduction in the discount rate
Surrenders	3% – 21% of indexed account value
Partial surrenders	2% – 10% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.5% – 8.0% of indexed account value
Budgeted option costs	2.4% – 3.6% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed annuity products with an expected range of 6% to 10% in the majority of future calendar years (3% to 21% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flows assumptions in the table above would increase the fair value of the fixed-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during 2016, 2015 and 2014 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2016
AFS fixed maturities:
U.S. government agency	$15	$(8)	$1	$—	$—	$—	$—	$8
State and municipal	89	—	(4)	57	(2)	—	—	140
Residential MBS	224	(4)	(2)	8	(28)	34	(42)	190
Commercial MBS	39	(1)	—	—	(7)	—	(6)	25
Asset-backed securities	470	(1)	1	50	(52)	60	(44)	484
Corporate and other	633	—	(10)	176	(100)	30	(17)	712
Total AFS fixed maturities	1,470	(14)	(14)	291	(189)	124	(109)	1,559
Equity securities	140	(12)	35	44	(28)	15	(20)	174
Assets of MIE	26	(9)	—	12	—	—	—	29
Total Level 3 assets	$1,636	$(35)	$21	$347	$(217)	$139	$(129)	$1,762

Embedded derivatives (a)	$(1,369)	$(211)	$—	$(277)	$98	$—	$—	$(1,759)
Total Level 3 liabilities (b)	$(1,369)	$(211)	$—	$(277)	$98	$—	$—	$(1,759)

(a)	Total realized/unrealized gains (losses) included in net income for the embedded derivatives reflects losses related to the unlocking of actuarial assumptions of $17 million in 2016.

(b)	As discussed above, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

			Total realized/unrealized gains (losses) included in
	Bal. at Dec. 31, 2014	Impact of accounting change (b)	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Sale of subsidiaries	Bal. at Dec. 31, 2015
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$—	$—	$15
State and municipal	100	—	—	(1)	34	(1)	2	(39)	(6)	89
Residential MBS	300	—	(11)	(1)	—	(34)	86	(88)	(28)	224
Commercial MBS	44	—	(1)	(1)	—	(2)	4	(1)	(4)	39
Asset-backed securities	226	—	1	(7)	265	(56)	53	(10)	(2)	470
Corporate and other	546	—	(5)	(9)	161	(90)	41	(5)	(6)	633
Total AFS fixed maturities	1,231	—	(16)	(19)	460	(183)	186	(143)	(46)	1,470
Equity securities	93	—	(4)	(9)	77	—	—	(17)	—	140
Assets of MIE	31	—	(11)	—	6	—	—	—	—	26
Total Level 3 assets	$1,355	$—	$(31)	$(28)	$543	$(183)	$186	$(160)	$(46)	$1,636

Liabilities of MIE	$(2,701)	$2,701	$—	$—	$—	$—	$—	$—	$—	$—
Embedded derivatives (a)	(1,160)	—	(17)	—	(257)	65	—	—	—	(1,369)
Total Level 3 liabilities	$(3,861)	$2,701	$(17)	$—	$(257)	$65	$—	$—	$—	$(1,369)

(a)	Total realized/unrealized gains (losses) included in net income for the embedded derivatives reflects losses related to the unlocking of actuarial assumptions of $28 million in 2015.

(b)	The impact of implementing new guidance adopted in 2015, as discussed above and in Note A — “Accounting Policies — Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2013	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2014
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	61	(1)	—	30	—	10	—	100
Residential MBS	316	4	3	13	(31)	111	(116)	300
Commercial MBS	28	(1)	—	—	—	17	—	44
Asset-backed securities	75	3	(2)	99	(39)	117	(27)	226
Corporate and other	335	2	13	102	(73)	172	(5)	546
Total AFS fixed maturities	830	7	14	244	(143)	427	(148)	1,231
Equity securities	31	1	2	62	(9)	22	(16)	93
Assets of MIE	30	(3)	—	6	(2)	—	—	31
Total Level 3 assets	$891	$5	$16	$312	$(154)	$449	$(164)	$1,355

Liabilities of MIE (a)	$(2,411)	$22	$—	$(817)	$505	$—	$—	$(2,701)
Embedded derivatives (b)	(804)	(182)	—	(221)	47	—	—	(1,160)
Total Level 3 liabilities	$(3,215)	$(160)	$—	$(1,038)	$552	$—	$—	$(3,861)

(a)	Total realized/unrealized gains (losses) included in net income includes gains of $50 million related to liabilities outstanding as of December 31, 2014. See Note H — “Managed Investment Entities.”

(b)	Total realized/unrealized gains (losses) included in net income for the embedded derivatives reflects gains related to the unlocking of actuarial assumptions of $58 million in 2014.
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements at December 31 are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
2016
Financial assets:
Cash and cash equivalents	$2,107	$2,107	$2,107	$—	$—
Mortgage loans	1,147	1,146	—	—	1,146
Policy loans	192	192	—	—	192
Total financial assets not accounted for at fair value	$3,446	$3,445	$2,107	$—	$1,338
Financial liabilities:
Annuity benefits accumulated (*)	$29,703	$28,932	$—	$—	$28,932
Long-term debt	1,284	1,356	—	1,353	3
Total financial liabilities not accounted for at fair value	$30,987	$30,288	$—	$1,353	$28,935

2015
Financial assets:
Cash and cash equivalents	$1,220	$1,220	$1,220	$—	$—
Mortgage loans	1,067	1,074	—	—	1,074
Policy loans	201	201	—	—	201
Total financial assets not accounted for at fair value	$2,488	$2,495	$1,220	$—	$1,275
Financial liabilities:
Annuity benefits accumulated (*)	$26,422	$25,488	$—	$—	$25,488
Long-term debt	1,000	1,120	—	1,105	15
Total financial liabilities not accounted for at fair value	$27,422	$26,608	$—	$1,105	$25,503

(*)	Excludes $204 million and $200 million of life contingent annuities in the payout phase at December 31, 2016 and 2015, respectively.

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

E.    Investments

Available for sale fixed maturities and equity securities at December 31 consisted of the following (in millions):

	2016					2015
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$315	$3	$(3)	$—	$315	$305	$5	$(3)	$2	$307
States, municipalities and political subdivisions	6,650	200	(69)	131	6,781	6,642	249	(35)	214	6,856
Foreign government	131	5	—	5	136	147	7	—	7	154
Residential MBS	3,367	281	(13)	268	3,635	3,236	308	(15)	293	3,529
Commercial MBS	1,446	49	(2)	47	1,493	2,111	77	(1)	76	2,187
Asset-backed securities	5,962	43	(46)	(3)	5,959	4,961	25	(52)	(27)	4,934
Corporate and other	15,864	473	(112)	361	16,225	14,163	422	(268)	154	14,317
Total fixed maturities	$33,735	$1,054	$(245)	$809	$34,544	$31,565	$1,093	$(374)	$719	$32,284

Equity Securities:
Common stocks	$879	$160	$(23)	$137	$1,016	$1,051	$146	$(79)	$67	$1,118
Perpetual preferred stocks	472	21	(7)	14	486	418	23	(6)	17	435
Total equity securities	$1,351	$181	$(30)	$151	$1,502	$1,469	$169	$(85)	$84	$1,553

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at December 31, 2016 and December 31, 2015, respectively, were $189 million and $205 million. Gross unrealized gains on such securities at December 31, 2016 and December 31, 2015 were $130 million and $134 million, respectively. Gross unrealized losses on such securities at December 31, 2016 and December 31, 2015 were $3 million and $6 million, respectively. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost

2016
Fixed maturities:
U.S. Government and government agencies	$(1)	$153	99%	$(2)	$8	80%
States, municipalities and political subdivisions	(64)	2,289	97%	(5)	44	90%
Residential MBS	(7)	502	99%	(6)	162	96%
Commercial MBS	(2)	121	98%	—	—	—%
Asset-backed securities	(29)	1,737	98%	(17)	634	97%
Corporate and other	(93)	3,849	98%	(19)	312	94%
Total fixed maturities	$(196)	$8,651	98%	$(49)	$1,160	96%

Equity securities:
Common stocks	$(23)	$215	90%	$—	$—	—%
Perpetual preferred stocks	(6)	135	96%	(1)	6	86%
Total equity securities	$(29)	$350	92%	$(1)	$6	86%

2015
Fixed maturities:
U.S. Government and government agencies	$(1)	$112	99%	$(2)	$15	88%
States, municipalities and political subdivisions	(33)	1,419	98%	(2)	50	96%
Residential MBS	(7)	438	98%	(8)	201	96%
Commercial MBS	—	95	100%	(1)	28	97%
Asset-backed securities	(42)	2,706	98%	(10)	455	98%
Corporate and other	(229)	4,661	95%	(39)	165	81%
Total fixed maturities	$(312)	$9,431	97%	$(62)	$914	94%

Equity securities:
Common stocks	$(79)	$509	87%	$—	$—	—%
Perpetual preferred stocks	(3)	91	97%	(3)	22	88%
Total equity securities	$(82)	$600	88%	$(3)	$22	88%

At December 31, 2016, the gross unrealized losses on fixed maturities of $245 million relate to 1,242 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 84% of the gross unrealized loss and 91% of the fair value.

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

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. During 2016, AFG recorded $3 million in other-than-temporary impairment charges related to its residential MBS.

In 2016, AFG recorded approximately $23 million and $12 million in other-than-temporary impairment charges related to corporate bonds and other fixed maturities, respectively.

AFG recorded $89 million in other-than-temporary impairment charges on common stocks in 2016. At December 31, 2016, the gross unrealized losses on common stocks of $23 million relate to 23 securities, none of which has been in an unrealized loss position for more than 12 months.

AFG recorded $4 million in other-than-temporary impairment charges on preferred stock in 2016. At December 31, 2016, the gross unrealized losses on preferred stocks of $7 million relate to 24 securities. Only one preferred stock has been in an unrealized loss position for 12 months or more and it has an investment grade rating.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2016.

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2016	2015	2014
Balance at January 1	$160	$170	$194
Additional credit impairments on:
Previously impaired securities	2	1	—
Securities without prior impairments	1	2	—
Reductions due to:
Sales or redemptions	(10)	(9)	(24)
Sale of subsidiaries	—	(4)	—
Balance at December 31	$153	$160	$170

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The table below sets forth the scheduled maturities of available for sale fixed maturities as of December 31, 2016 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$1,120	$1,136	3%
After one year through five years	5,609	5,866	17%
After five years through ten years	11,744	11,921	35%
After ten years	4,487	4,534	13%
	22,960	23,457	68%
ABS (average life of approximately 5 years)	5,962	5,959	17%
MBS (average life of approximately 4.5 years)	4,813	5,128	15%
Total	$33,735	$34,544	100%

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at December 31, 2016 or 2015.

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

	Pretax	Deferred Tax and Amounts Attributable to Noncontrolling Interests	Net
December 31, 2016
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$640	$(224)	$416
Fixed maturities — all other	169	(59)	110
Total fixed maturities	809	(283)	526
Equity securities	151	(53)	98
Total investments	960	(336)	624
Deferred policy acquisition costs — annuity segment	(273)	96	(177)
Annuity benefits accumulated	(78)	27	(51)
Unearned revenue	13	(5)	8
Total net unrealized gain on marketable securities	$622	$(218)	$404

December 31, 2015
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$523	$(183)	$340
Fixed maturities — all other	196	(72)	124
Total fixed maturities	719	(255)	464
Equity securities	84	(30)	54
Total investments	803	(285)	518
Deferred policy acquisition costs — annuity segment	(233)	82	(151)
Annuity benefits accumulated	(64)	22	(42)
Unearned revenue	11	(4)	7
Total net unrealized gain on marketable securities	$517	$(185)	$332

(*)    Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	2016	2015	2014
Investment income:
Fixed maturities	$1,510	$1,461	$1,352
Equity securities	81	76	66
Equity in earnings of partnerships and similar investments	44	27	18
Other	81	87	77
Gross investment income	1,716	1,651	1,513
Investment expenses	(20)	(18)	(12)
Net investment income	$1,696	$1,633	$1,501

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	2016				2015
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$36	$(38)	$(2)	$90	$19	$(43)	$(24)	$(941)
Equity securities	106	(93)	13	67	94	(94)	—	(134)
Mortgage loans and other investments	—	—	—	—	(2)	(3)	(5)	—
Other (*)	(7)	15	8	(52)	(5)	15	10	430
Total pretax	135	(116)	19	105	106	(125)	(19)	(645)
Tax effects	(48)	41	(7)	(37)	(38)	45	7	226
Noncontrolling interests	(2)	3	1	4	(2)	2	—	8
Net of tax and noncontrolling interests	$85	$(72)	$13	$72	$66	$(78)	$(12)	$(411)

	2014
	Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$36	$(15)	$21	$570
Equity securities	53	(26)	27	26
Mortgage loans and other investments	1	—	1	—
Other (*)	(2)	5	3	(314)
Total pretax	88	(36)	52	282
Tax effects	(32)	13	(19)	(99)
Noncontrolling interests	(2)	1	(1)	(3)
Net of tax and noncontrolling interests	$54	$(22)	$32	$180

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to annuities and long-term care business.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the statement of cash flows consisted of the following (in millions):

	2016	2015	2014
Fixed maturities:
Gross gains	$55	$38	$36
Gross losses	(10)	(7)	(2)
Equity securities:
Gross gains	110	99	53
Gross losses	(4)	(5)	—

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies” to the financial statements, AFG uses derivatives in certain areas of its operations.

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		December 31, 2016		December 31, 2015
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$107	$—	$130	$—
Public company warrants	Equity securities	4	—	4	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	1,759	—	1,369
Equity index call options	Equity index call options	492	—	241	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	8	—	7
		$603	$1,767	$375	$1,376

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

AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($380 million at December 31, 2016 and $211 million at December 31, 2015) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A to the financial statements, certain reinsurance contracts are considered to contain embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the gain (loss) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for 2016, 2015 and 2014 (in millions):

Derivative	Statement of Earnings Line	2016	2015	2014
MBS with embedded derivatives	Realized gains on securities	$(9)	$(16)	$3
Public company warrants	Realized gains on securities	—	—	—
Interest rate swaptions	Realized gains on securities	—	—	(2)
Fixed-indexed annuities (embedded derivative) (*)	Annuity benefits	(211)	(17)	(182)
Equity index call options	Annuity benefits	141	(56)	181
Reinsurance contracts (embedded derivative)	Net investment income	(1)	6	(3)
		$(80)	$(83)	$(3)

(*)
The change in fair value of the embedded derivative includes losses related to unlocking of actuarial assumptions of $17 million in 2016 compared to losses of $28 million in 2015 and gains related to unlocking of actuarial assumptions of $58 million in 2014.

Derivatives Designated and Qualifying as Cash Flow Hedges   As of December 31, 2016, AFG has entered into seven interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps amortize down over each swap’s respective life (the swaps expire between August 2019 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps increased to $1.08 billion at December 31, 2016 compared to $604 million at December 31, 2015, reflecting four new swaps with an aggregate notional amount at issuance of $610 million entered into in 2016, partially offset by the scheduled amortization discussed above. The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was $1 million at December 31, 2016 and $2 million at December 31, 2015. The fair value of the effective portion of interest rate swaps in a liability position and included in other liabilities was $22 million at December 31, 2016 and less than $1 million at December 31, 2015. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were $7 million and $6 million in 2016 and 2015, respectively. There was no ineffectiveness recorded in net earnings during these periods. A collateral receivable supporting these swaps of $60 million at December 31, 2016 and $14 million at December 31, 2015 is included in other assets in AFG’s Balance Sheet.

Derivative Designated and Qualifying as a Fair Value Hedge   In June 2015, AFG entered into an interest rate swap to mitigate the interest rate risk associated with its fixed-rate 9-7/8% Senior Notes due June 2019 by effectively converting the interest rate on those notes to a floating rate of three-month LIBOR plus 8.099% (9.0624% at December 31, 2016). Since the terms of the interest rate swap match the terms of the hedged debt, changes in the fair value of the interest rate swap are offset by changes in the fair value of the hedged debt attributable to changes in interest rates. The fair value of the interest rate swap (asset of $1 million and $2 million at December 31, 2016 and December 31, 2015, respectively) and the offsetting adjustment to the carrying value of the 9-7/8% Senior Notes are both included in long-term debt on AFG’s Balance Sheet. Accordingly, the net impact on AFG’s current period earnings is that the interest expense associated with the hedged debt is effectively recorded at the floating rate. The net reduction in interest expense from the swap for 2016 and 2015 was $3 million and $2 million, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized	Total	Total
Balance at December 31, 2013	$211	$875	$149	$85	$1,109	$(345)	$764	$975
Additions	497	198	8	—	206	—	206	703
Amortization:
Periodic amortization	(485)	(130)	(26)	(11)	(167)	—	(167)	(652)
Annuity unlocking	—	(20)	—	—	(20)	—	(20)	(20)
Included in realized gains	—	2	1	—	3	—	3	3
Foreign currency translation	(2)	—	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	—	(186)	(186)	(186)
Balance at December 31, 2014	221	925	132	74	1,131	(531)	600	821

Additions	519	224	11	—	235	—	235	754
Amortization:
Periodic amortization	(511)	(162)	(26)	(11)	(199)	—	(199)	(710)
Annuity unlocking	—	31	4	—	35	—	35	35
Included in realized gains	—	8	1	—	9	—	9	9
Sale of subsidiaries	—	(8)	(3)	(8)	(19)	—	(19)	(19)
Foreign currency translation	(3)	—	—	—	—	—	—	(3)
Change in unrealized	—	—	—	—	—	297	297	297
Balance at December 31, 2015	226	1,018	119	55	1,192	(234)	958	1,184

Additions	535	230	9	—	239	—	239	774
Amortization:
Periodic amortization	(520)	(169)	(24)	(9)	(202)	—	(202)	(722)
Annuity unlocking	—	25	4	—	29	—	29	29
Included in realized gains	—	6	2	—	8	—	8	8
Foreign currency translation	(3)	—	—	—	—	—	—	(3)
Change in unrealized	—	—	—	—	—	(31)	(31)	(31)
Balance at December 31, 2016	$238	$1,110	$110	$46	$1,266	$(265)	$1,001	$1,239

The present value of future profits (“PVFP”) amounts in the table above are net of $134 million and $125 million of accumulated amortization at December 31, 2016 and 2015, respectively. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-sixth of the balance at the beginning of each respective year.

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 15.0% to 64.4% of the most subordinate debt tranche of fifteen collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2004 and 2016, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $216 million (including $144 million invested in the most subordinate tranches) at December 31, 2016, and $266 million at December 31, 2015.

In 2016, AFG formed two new CLOs, which issued an aggregate of $866 million face amount of liabilities (including $64 million face amount purchased by subsidiaries of AFG). During 2016, AFG subsidiaries also purchased $24 million face amount of senior debt and subordinate tranches of existing CLOs for $17 million. During 2016, AFG subsidiaries received $115 million in sale and redemption proceeds from its CLO investments. In 2015, AFG formed two new CLOs, which issued an aggregate of $869 million face amount of liabilities (including $81 million face amount purchased by subsidiaries of AFG). During 2015, AFG subsidiaries also received $77 million in redemption proceeds from its CLO investments. In 2014, AFG formed two new CLOs, which issued an aggregate of $917 million face amount of liabilities (including $94 million face amount purchased by subsidiaries of AFG). During 2014, AFG subsidiaries also purchased $13 million face amount of senior debt tranches of existing CLOs for $13 million and received $81 million in redemption proceeds from its CLO investments. In 2014, four AFG CLOs were substantially liquidated as permitted by the CLO indentures.

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

	Year ended December 31,
	2016	2015	2014
Investment in CLO tranches	$216	$266	$289
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	131	(116)	(66)
Liabilities	(116)	82	22
Management fees paid to AFG	17	15	25
CLO earnings (losses) attributable to (b):
AFG shareholders	37	(6)	16
Noncontrolling interests	—	—	(51)

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $75 million and $214 million at December 31, 2016 and 2015. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $159 million and $205 million at those dates. The CLO assets include $1 million in loans at both December 31, 2016 and December 31, 2015, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $10 million at both of those dates).

I.    Goodwill and Other Intangibles

Changes in the carrying value of goodwill during 2014, 2015 and 2016, by reporting segment, are presented in the following table (in millions):

	Property and Casualty	Annuity	Total
Balance at January 1, 2014	$152	$33	$185
Acquisition of subsidiary in 2014	16	—	16
Balance at December 31, 2014	168	33	201
Sale of subsidiaries in 2015	—	(2)	(2)
Balance at December 31, 2015 and December 31, 2016	$168	$31	$199

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Goodwill increased by $16 million in the second quarter of 2014 due to the purchase of Summit and decreased by $2 million in the fourth quarter of 2015 due to the sale of UTA and CGIC as discussed in Note B — “Acquisitions and Sale of Businesses.”

Included in other assets in AFG’s Balance Sheet is $34 million at December 31, 2016 and $41 million at December 31, 2015 of amortizable intangible assets related to property and casualty insurance acquisitions, primarily the acquisition of Summit in 2014. These amounts are net of accumulated amortization of $25 million and $18 million, respectively. Amortization of intangibles was $8 million in 2016 and 2015 and $19 million in 2014. Future amortization of intangibles (weighted average amortization period of 4 years) is estimated to be $8 million per year in each of 2017 through 2020 and $2 million in 2021.

J.    Long-Term Debt

Long-term debt consisted of the following at December 31 (in millions):

	2016			2015
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$(1)	$349	$350	$(1)	$349
3.50% Senior Notes due August 2026	300	(3)	297	—	—	—
6-3/8% Senior Notes due June 2042	230	(7)	223	230	(7)	223
5-3/4% Senior Notes due August 2042	125	(4)	121	125	(4)	121
Other	3	—	3	3	—	3
	1,008	(15)	993	708	(12)	696

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	(5)	145	150	(5)	145
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
	300	(10)	290	300	(10)	290

Subsidiaries:
National Interstate bank credit facility	—	—	—	12	—	12
	$1,308	$(25)	$1,283	$1,020	$(22)	$998

To achieve a desired balance between fixed and variable rate debt, AFG entered into an interest rate swap in June 2015, which effectively converts its 9-7/8% Senior Notes to a floating rate of three-month LIBOR plus 8.099% (9.0624% at December 31, 2016 and 8.6110% at December 31, 2015). The fair value of the interest rate swap (asset of $1 million and $2 million at December 31, 2016 and December 31, 2015, respectively) and the offsetting adjustment to the carrying value of the notes are both included in the carrying value of the 9-7/8% Senior Notes in the table above.

At December 31, 2016, scheduled principal payments on debt for the subsequent five years and thereafter were as follows: 2017 — none; 2018 — none; 2019 — $350 million; 2020 — none; 2021 — none and thereafter — $958 million.

As shown below at December 31 (principal amount, in millions), the majority of AFG’s long-term debt is unsecured obligations of the holding company and its subsidiaries:

	2016	2015
Senior unsecured obligations	$1,008	$720
Subordinated unsecured obligations	300	300
	$1,308	$1,020

In August 2016, AFG issued $300 million in 3.50% Senior Notes due in 2026 at a price of 99.608%. The net proceeds of the offering were used to fund a portion of the November 10, 2016 acquisition of the noncontrolling interest in NATL (discussed in Note B — “Acquisitions and Sale of Businesses”). At the acquisition date, the $18 million outstanding under NATL’s bank credit facility, including $6 million borrowed in September 2016, was repaid and the credit agreement was terminated.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

In June 2016, AFG replaced its existing credit facility with a new five-year, $500 million revolving credit facility which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at December 31, 2016 or AFG’s previous credit facility at December 31, 2015.

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

In September 2014, AFG issued $150 million in 6-1/4% Subordinated Debentures due 2054.

Cash interest payments on long-term debt were $75 million in 2016, $75 million in 2015 and $72 million in 2014. In 2016 and 2015, AFG received $3 million and $2 million, respectively, in interest under the interest rate swap discussed above.

K.    Shareholders’ Equity

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. At December 31, 2016, there were 9.3 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plans.

The restricted Common Stock that AFG has granted generally vests over a three or four year period. Data relating to grants of restricted stock is presented below:

	Shares	Average Grant Date Fair Value
Outstanding at January 1, 2016	505,698	$51.43
Granted	318,940	$67.00
Vested	(141,598)	$40.73
Forfeited	(4,165)	$64.08
Outstanding at December 31, 2016	678,875	$60.90

AFG issued 40,336 shares of Common Stock (fair value of $71.05 per share) in the first quarter of 2016 and 54,732 shares (fair value of $62.55 per share) in the first quarter of 2015 under its Equity Bonus Plan.

AFG did not grant any stock options in 2016. Options granted in years prior to 2016 have an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant and expire ten years after the date of grant.

Data for stock options issued under AFG’s stock incentive plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	5,516,090	$41.46
Exercised	(958,344)	$33.56
Forfeited/Cancelled	(52,645)	$51.91
Outstanding at December 31, 2016	4,505,101	$43.02	5.4 years	$203

Options exercisable at December 31, 2016	2,908,200	$36.95	4.4 years	$149

The total intrinsic value of options exercised during 2016, 2015 and 2014 was $38 million, $52 million and $38 million, respectively. During 2016, 2015 and 2014, AFG received $32 million, $47 million and $35 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $11 million, $16 million and $12 million

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(including $12 million and $9 million credited directly to capital surplus in 2015 and 2014, respectively) during those years, respectively.

AFG used the Black-Scholes option pricing model to calculate the fair value of its option grants issued during 2015 and 2014 (no options were granted in 2016). The expected dividend yield is based on AFG’s current dividend rate. To determine expected volatility, AFG considers its daily historical volatility as well as implied volatility on traded options. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The risk-free rate for periods associated with the expected term is based upon the U.S. Treasury yield curve in effect on the grant date.

	2015	2014
Exercise price	$63.15	$56.47
Expected dividend yield	1.6%	1.6%
Expected volatility	25%	26%
Expected term (in years)	7.25	7.25
Risk-free rate	1.88%	2.20%

Grant date fair value	$15.29	$14.66

Total compensation expense related to stock incentive plans of AFG and its subsidiaries for 2016, 2015 and 2014 was $28 million, $27 million and $25 million, respectively. AFG’s provision for income tax includes tax benefits of $19 million in 2016 and $8 million in 2015 and 2014 related to AFG’s stock incentive plans. The $19 million tax benefit in 2016 includes $9 million that under previous guidance would have been credited to capital surplus. At December 31, 2016, there was $16 million and $24 million of unrecognized compensation expense related to nonvested stock options and restricted stock awards, respectively. Both of these amounts are expected to be recognized over a weighted average of 2.3 years.

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

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other (c)	AOCI Ending Balance
Year ended December 31, 2016
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period		$124	$(44)	$80	$(4)	$76
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(19)	7	(12)	(1)	(13)
Total net unrealized gains on securities (b)	$332	105	(37)	68	(5)	63	$9	$404
Net unrealized gains (losses) on cash flow hedges	1	(12)	4	(8)	—	(8)	—	(7)
Foreign currency translation adjustments	(22)	6	1	7	—	7	—	(15)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$304	$99	$(32)	$67	$(5)	$62	$9	$375

Year ended December 31, 2015
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(625)	$219	$(406)	$9	$(397)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		14	(5)	9	(1)	8
Reclassification for unrealized gains of subsidiaries sold		(34)	12	(22)	—	(22)
Total net unrealized gains (losses) on securities (b)	$743	(645)	226	(419)	8	(411)	$—	$332
Net unrealized gains on cash flow hedges	—	1	—	1	—	1	—	1
Foreign currency translation adjustments	(8)	(9)	(5)	(14)	—	(14)	—	(22)
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	—	(7)
Total	$727	$(652)	$221	$(431)	$8	$(423)	$—	$304

Year ended December 31, 2014
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$334	$(118)	$216	$(4)	$212
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(52)	19	(33)	1	(32)
Total net unrealized gains on securities (b)	$563	282	(99)	183	(3)	180	$—	$743
Foreign currency translation adjustments	1	(8)	(1)	(9)	—	(9)	—	(8)
Pension and other postretirement plans adjustments	(4)	(6)	2	(4)	—	(4)	—	(8)
Total	$560	$268	$(98)	$170	$(3)	$167	$—	$727

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $52 million at December 31, 2016 compared to net unrealized gains of $51 million and $58 million at December 31, 2015 and 2014, related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

(c)	Other represents the impact on AOCI of the November 2016 acquisition of the noncontrolling interest in NATL (see Note B — “Acquisitions and Sale of Businesses”).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	2016		2015		2014
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$787		$565		$626

Income taxes at statutory rate	$275	35%	$198	35%	$219	35%
Effect of:
Tax exempt interest	(24)	(3%)	(27)	(5%)	(25)	(4%)
Change in valuation allowance	52	7%	23	4%	7	1%
Stock-based compensation	(9)	(1%)	1	—%	1	—%
Subsidiaries not in AFG’s tax return	3	—%	2	1%	1	—%
Acquisition of noncontrolling interest in NATL	(66)	(8%)	—	—%	—	—%
Neon restructuring	(111)	(14%)	—	—%	—	—%
Losses of managed investment entities	—	—%	—	—%	18	3%
Other	(1)	(1%)	(2)	—%	(1)	—%
Provision for income taxes as shown in the statement of earnings	$119	15%	$195	35%	$220	35%

The changes in valuation allowance in the table above are primarily increases in the valuation allowance on tax benefits related to losses in the Neon Lloyd’s insurance business. AFG maintains a full valuation allowance against the deferred tax benefits associated with losses related to Neon.

As discussed in Note B — “Acquisitions and Sale of Businesses,” AFG acquired the noncontrolling interest in NATL in November 2016. This transaction allowed NATL and its subsidiaries to become members of the AFG consolidated tax group, which resulted in a tax benefit of $66 million to AFG during the fourth quarter of 2016.

In January 2008, AFG paid $75 million in cash to acquire approximately 67% of Neon Underwriting Limited (“Neon”, formerly known as Marketform Group Limited), a United Kingdom-based Lloyd’s insurer. During 2012, AFG acquired the then-remaining shares of Neon that it did not already own for $17 million. Neon has recorded underwriting losses in each period from the date of AFG’s initial investment, including adverse prior year reserve development related to Italian public hospital medical malpractice business which Neon ceased writing in 2008, as well as other lines of business. AFG’s investment in Neon includes the cost of acquiring the company as well as additional capital provided to Neon since the date of acquisition.
In 2011, cumulative losses at Neon across multiple lines of business resulted in uncertainty concerning the realization of the deferred tax benefits associated with the losses. Consequently, AFG began maintaining a full valuation allowance against the deferred tax assets related to the Lloyd’s insurance business in 2011.
In connection with the ongoing reorganization of the Neon Lloyd’s business, in December 2016, AFG undertook a restructuring that included the liquidation for tax purposes of the foreign subsidiary that is the parent of the Neon Lloyd’s operations, resulting in a taxable loss for U.S. tax purposes. AFG reported the $111 million tax benefit associated with this loss in the fourth quarter of 2016. Approximately $29 million of the $111 million tax benefit reduced current taxes payable while the remaining tax benefit will be received from the carry-back of the tax-basis capital loss to offset capital gains in prior tax years.

Excluding a $65 million charge related to the exit of certain lines of business within Neon and the tax benefits related to the acquisition of the noncontrolling interest in NATL and the Neon restructuring, AFG’s effective tax rate for the year ended December 31, 2016, was 35%.

AFG’s 2012 — 2016 tax years remain subject to examination by the IRS.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total earnings before income taxes include losses subject to tax in foreign jurisdictions of $160 million in 2016, $66 million in 2015 and $4 million in 2014.

The total income tax provision (credit) consists of (in millions):

	2016	2015	2014
Current taxes:
Federal	$299	$216	$265
State	12	8	8
Deferred taxes:
Federal	(192)	(29)	(53)
Provision for income taxes	$119	$195	$220

For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2016 (in millions):

	Expiring	Amount
Operating Loss – U.S.	2017 - 2022	$143
Operating Loss – United Kingdom	indefinite	139	(*)
Capital Loss – U.S.	2021	237

(*)	£112 million

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in AFG’s Balance Sheet at December 31 were as follows (in millions):

	2016			2015
	Excluding Unrealized Gains	Impact of Unrealized Gains	Total	Excluding Unrealized Gains	Impact of Unrealized Gains	Total
Deferred tax assets:
Federal net operating loss carryforwards	$50	$—	$50	$50	$—	$50
Foreign underwriting losses	120	—	120	77	—	77
Capital loss carryforwards	83	—	83	32	—	32
Insurance claims and reserves	774	27	801	691	22	713
Employee benefits	131	—	131	115	—	115
Other, net	40	(5)	35	33	(4)	29
Total deferred tax assets before valuation allowance	1,198	22	1,220	998	18	1,016
Valuation allowance against deferred tax assets	(173)	—	(173)	(130)	—	(130)
Total deferred tax assets	1,025	22	1,047	868	18	886
Deferred tax liabilities:
Subsidiaries not in AFG’s tax return	—	—	—	(63)	—	(63)
Investment securities	29	(336)	(307)	23	(281)	(258)
Deferred policy acquisition costs	(448)	96	(352)	(418)	82	(336)
Total deferred tax liabilities	(419)	(240)	(659)	(458)	(199)	(657)
Net deferred tax asset (liability)	$606	$(218)	$388	$410	$(181)	$229

AFG’s net deferred tax asset at December 31, 2016 and 2015 is included in other assets in AFG’s Balance Sheet.

The likelihood of realizing deferred tax assets is reviewed periodically; any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

“Foreign underwriting losses” in the table above include the net operating loss carryforward and other deferred tax assets related to the Neon Lloyd’s insurance business. Due to uncertainty concerning the realization of the deferred tax benefits

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

associated with these losses, AFG maintains a full valuation allowance of $120 million against these deferred tax assets at December 31, 2016. In addition to the valuation allowance related to the Neon Lloyd’s insurance business, the gross deferred tax asset has also been reduced by a $50 million valuation allowance related to a portion of AFG’s net operating loss carryforwards (“NOL”) subject to the separate return limitation year (“SRLY”) tax rules. A SRLY NOL can be used only by the entity that created it and only in years that both it and the consolidated group have taxable income.

“Subsidiaries not in AFG’s tax return” in the table above represents a deferred tax liability related to AFG’s investment in NATL during the time that it was a less than 80%-owned subsidiary of AFG. In November 2016, AFG completed the acquisition of the noncontrolling interest in NATL. This transaction allowed NATL and its subsidiaries to become members of AFG’s consolidated tax group, which enabled AFG to release the deferred tax liability ($66 million at the transaction date) associated with its investment in NATL.

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

A progression of the liability for uncertain tax positions, excluding interest and penalties, follows (in millions):

	2016	2015	2014
Balance at January 1	$1	$—	$19
Additions for tax positions of prior years	—	1	—
Reductions for tax positions of prior years	—	—	(8)
Additions for tax positions of current year	—	—	—
Settlements	—	—	(11)
Balance at December 31	$1	$1	$—

AFG’s provision for income taxes included an expense of less than $1 million in 2016 and 2015 and a benefit of $1 million in 2014 of interest (net of federal benefit or expense). AFG’s liability for interest related to unrecognized tax benefits was less than $1 million at December 31, 2016 and December 31, 2015 (net of federal benefit); no interest was accrued at December 31, 2014. AFG’s provision for income taxes in 2016 included an expense of less than $1 million for penalties; no penalties were recorded in 2015 or 2014. AFG’s liability for penalties related to unrecognized tax benefits was less than $1 million at December 31, 2016; no penalties were accrued at December 31, 2015 or December 31, 2014.

Cash payments for income taxes, net of refunds, were $308 million, $234 million and $347 million for 2016, 2015 and 2014, respectively.

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

AFG completed an in-depth internal review of its asbestos and environmental (“A&E”) exposures in the third quarter of 2016. The review resulted in special A&E charges of $36 million for the property and casualty group and $5 million for the former

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

railroad and manufacturing operations. AFG completed a comprehensive external study of its A&E exposures in the third quarter of 2015 with the aid of specialty actuarial, engineering and consulting firms and outside counsel. The study resulted in special A&E charges of $67 million for the property and casualty group and $12 million for the former railroad and manufacturing operations. AFG completed an in-depth internal review of its A&E exposures in the third quarter of 2014, which resulted in special A&E charges of $24 million for the property and casualty group and $6 million for the former railroad and manufacturing operations.

The property and casualty group’s liability for asbestos and environmental reserves was $443 million at December 31, 2016; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $106 million.

At December 31, 2016, American Premier and its subsidiaries had liabilities for environmental and personal injury claims and other contingencies aggregating $77 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims and other contingencies include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace and other labor disputes.

At December 31, 2016, GAFRI had a liability of approximately $9 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

See Note B — “Acquisitions and Sale of Businesses” for a discussion of the five-year capital maintenance agreement that AFG entered into in connection with obtaining regulatory approval for the sale of substantially all of its run-off long-term care insurance business in December 2015.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following are quarterly results of consolidated operations for the two years ended December 31, 2016 (in millions, except per share amounts). Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2016
Revenues	$1,475	$1,581	$1,705	$1,737	$6,498
Net earnings, including noncontrolling interests	104	63	113	388	668
Net earnings attributable to shareholders	101	54	109	385	649
Earnings attributable to shareholders per Common Share:
Basic	$1.16	$0.63	$1.25	$4.43	$7.47
Diluted	1.14	0.62	1.23	4.33	7.33
Average number of Common Shares:
Basic	86.9	86.8	86.9	86.9	86.9
Diluted	88.5	88.4	88.5	88.8	88.5
2015
Revenues	$1,297	$1,543	$1,687	$1,618	$6,145
Net earnings, including noncontrolling interests	25	149	66	130	370
Net earnings attributable to shareholders	19	141	63	129	352
Earnings attributable to shareholders per Common Share:
Basic	$0.22	$1.60	$0.72	$1.48	$4.02
Diluted	0.21	1.57	0.71	1.45	3.94
Average number of Common Shares:
Basic	87.6	87.7	87.5	87.4	87.6
Diluted	89.4	89.5	89.3	89.2	89.4

Pretax realized gains on subsidiaries and securities (including other-than-temporary impairments) and favorable (adverse) prior year development of AFG’s liability for losses and loss adjustment expenses (“LAE”) were as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
Realized Gains (Losses) on Securities and Subsidiaries
2016	$(18)	$(14)	$2	$51	$21
2015	(143)	(1)	(11)	(25)	(180)

Prior Year Development Favorable (Adverse)
2016	$28	$(28)	$(22)	$(10)	$(32)
2015	7	10	(55)	5	(33)

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

During the second quarter of 2016, AFG recorded a pretax charge of $65 million related to Neon’s claims review of its exited lines of business, including $57 million to increase loss reserves primarily related to its medical malpractice and general liability classes. Adverse prior year development for the third quarters of 2016 and 2015 include pretax special charges of $36 million and $67 million, respectively, to strengthen property and casualty insurance A&E reserves.

Results include pretax gains (included in other income) of $32 million from the sale of an apartment property in the second quarter of 2016, $51 million from the sale of a hotel in the second quarter of 2015 and $15 million from the sale of an apartment property in the fourth quarter of 2015.

Results for the third quarter of 2016 and 2015 include pretax special charges of $5 million and $12 million, respectively, to strengthen reserves for A&E exposures related to AFG’s former railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Net earnings in the fourth quarter of 2016 includes $177 million in tax benefits related to the NATL merger and Neon restructuring. See Note L — “Income Taxes.”

O.     Insurance

Cash and securities owned by U.S.-based insurance subsidiaries, having a carrying value of approximately $1.00 billion at December 31, 2016, were on deposit as required by regulatory authorities. In addition, $215 million was on deposit in support of AFG’s underwriting activities at Lloyd’s. At December 31, 2016, AFG and its subsidiaries had $332 million in undrawn letters of credit (none of which was collateralized) supporting the underwriting capacity of its U.K.-based Lloyd’s insurer, Neon.

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

In determining management’s best estimate of the ultimate liability, management (with the assistance of Company actuaries) considers items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, the nature and maturity of lines of insurance, general economic trends and the legal environment. In addition, historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors are analyzed using actuarial reserve development techniques. Weighing all of the factors, the management team determines a single or “point” estimate that it records as its best estimate of the ultimate liability. Ranges of loss reserves are not developed by Company actuaries. This reserve analysis and review is completed each quarter and for almost every business within AFG’s property and casualty sub-segments.

Each review includes in-depth analysis of several hundred subdivisions of the business, employing multiple actuarial techniques. For each subdivision, actuaries use informed, professional judgment to adjust these techniques as necessary to respond to specific conditions in the data or within the business.

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

Within each business, results of individual methods are reviewed, supplementary statistical information is analyzed, and data from underwriting, operating and claim management are considered in deriving management’s best estimate of the ultimate liability. This estimate may be the result of one method, a weighted average of several methods, or a judgmental selection as the management team determines is appropriate.

The liability for losses and LAE for a very limited number of claims with long-term scheduled payments under certain workers’ compensation policies has been discounted at 4.5% at both December 31, 2016 and 2015, which represents an approximation of long-term investment yields. Because of the limited amount of claims involved, the net impact of discounting did not materially impact AFG’s total liability for unpaid losses and loss adjustment expenses (net reductions from discounting of $16 million and $18 million at December 31, 2016 and 2015, respectively).

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses over the past three years (in millions):

	2016	2015	2014
Balance at beginning of period	$8,127	$7,872	$6,410
Less reinsurance recoverables, net of allowance	2,201	2,227	2,122
Net liability at beginning of period	5,926	5,645	4,288
Provision for losses and LAE occurring in the current year	2,730	2,662	2,488
Net increase (decrease) in the provision for claims of prior years:
Special A&E charges	36	67	24
Neon exited lines charge	57	—	—
Other	(61)	(34)	(18)
Total losses and LAE incurred	2,762	2,695	2,494
Payments for losses and LAE of:
Current year	(841)	(828)	(789)
Prior years	(1,512)	(1,575)	(1,340)
Total payments	(2,353)	(2,403)	(2,129)
Reserves of businesses acquired (disposed) (*)	(40)	—	1,028
Foreign currency translation and other	(34)	(11)	(36)
Net liability at end of period	6,261	5,926	5,645
Add back reinsurance recoverables, net of allowance	2,302	2,201	2,227
Gross unpaid losses and LAE included in the balance sheet	$8,563	$8,127	$7,872

(*)	Reflects the November 2016 reinsurance to close transaction at Neon (discussed below) and the acquisition of Summit in April 2014 (discussed in Note B — “Acquisitions and Sale of Businesses”).

The net increase in the provision for claims of prior years in 2016 reflects (i) reserve strengthening at National Interstate (within the Property and transportation sub-segment), (ii) adverse reserve development at Neon and higher than anticipated severity in New York contractor claims (within the Specialty casualty sub-segment), (iii) the $57 million special charge to increase loss reserves related to Neon’s exit of its UK and international medical malpractice and general liability lines of business, and (iv) the $36 million special charge to increase asbestos and environmental reserves. This adverse development was partially offset by (i) lower than expected losses in crop operations and lower than expected claim severity in the property and inland marine and trucking businesses (all within the Property and transportation sub-segment), (ii) lower than anticipated claim frequency and severity in workers’ compensation business, lower than expected claim severity in directors and officers liability insurance and lower than expected claim frequency and severity in excess liability business (all within the Specialty casualty

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

sub-segment), and (iii) lower than anticipated claim severity in the fidelity and crime business and lower than expected claim frequency and severity in the surety business (within the Specialty financial sub-segment).

The net increase in the provision for claims of prior years in 2015 reflects (i) higher than expected claim severity at National Interstate and higher than anticipated claim frequency in the ocean marine business (all within the Property and transportation sub-segment), (ii) adverse reserve development at Neon (within the Specialty casualty sub-segment), and (iii) the $67 million special charge to increase asbestos and environmental reserves. This adverse development was partially offset by (i) lower than expected claim severity in the property and inland marine business, agricultural operations and a run-off book of homebuilders business (all within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in workers’ compensation business, lower than anticipated claim severity and frequency in excess liability insurance and lower than expected claim severity in directors and officers liability insurance (all within the Specialty casualty sub-segment), and (iii) lower than anticipated claim frequency and severity in the surety business and products for financial institutions and lower than expected claim severity in the fidelity business and run-off collateral value insurance (all within the Specialty financial sub-segment).

Net adverse reserve development in 2014 reflects higher than expected severity in commercial auto liability losses written in the transportation businesses (within the Property and transportation sub-segment), higher than expected claims severity in contractor claims and in a run-off book of casualty business and adverse reserve development at Neon (all within the Specialty casualty sub-segment), and the $24 million special charge to increase asbestos and environmental reserves. This adverse reserve development was offset by (i) lower than expected claim severity in directors and officers liability insurance, lower than expected claim severity and frequency in excess liability insurance and lower than anticipated claim severity in specialty workers’ compensation business (all within the Specialty casualty sub-segment), and (ii) lower than expected claim severity in the surety and fidelity businesses and lower than expected claim frequency and severity in the foreign credit business and products for financial institutions (all within the Specialty financial sub-segment).

In November 2016, the Neon Lloyd’s syndicate completed a reinsurance to close transaction for its 2007 year of account with StarStone Underwriting Limited, a subsidiary of Enstar Group Limited. The transaction included a quota share of the Italian public hospital business written in Neon’s 2008 year of account and represents Neon’s complete exit from the Italian public hospital medical malpractice business. In the Lloyd’s market, a reinsurance to close transaction transfers the responsibility for discharging all of the liabilities that attach to the transferred year of account plus the right to any income due to the closing year of account in return for a premium.

In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance: Disclosures about Short-Duration Contracts. The ASU requires insurance entities to disclose incurred and paid claims development information by accident year, net of reinsurance. All of AFG’s material short-duration insurance contracts are written in its property and casualty insurance segment. The development tables and the associated disclosures are aggregated in the following Specialty sub-segments: Property and transportation, Specialty casualty, Specialty financial and Other specialty. See Note C — “Segments of Operations” to the financial statements for a discussion of these sub-segments.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid losses and LAE, with separate disclosure of reinsurance recoverables on unpaid claims is shown below (in millions):

	2016	2015
Unpaid losses and allocated LAE, net of reinsurance:
Specialty
Property and transportation	$1,020	$971
Specialty casualty	3,356	3,170
Specialty financial	228	219
Other specialty	240	240
Total Specialty (excluding foreign reserves)	4,844	4,600

Other reserves
Reserves for foreign operations	710	648
A&E reserves	337	327
Unallocated LAE	310	296
Other	60	55
Total other reserves	1,417	1,326
Total reserves, net of reinsurance	6,261	5,926

Add back reinsurance recoverables, net of allowance	2,302	2,201
Gross unpaid losses and LAE included in the balance sheet	$8,563	$8,127

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following claims development tables and associated disclosures related to short-duration insurance contracts are prepared by sub-segment within the property and casualty insurance business for the most recent 10 accident years. AFG determines its claim counts at the claimant or policy feature level depending on the particular facts and circumstances of the underlying claim. While the methodology is generally consistent within each sub-segment, there are minor differences between and within the sub-segments. The methods used to summarize claim counts have not changed significantly over the time periods reported in the tables below.

Property and transportation
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2016
	For the Years Ended (2007–2015 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$657	$595	$577	$572	$572	$569	$569	$568	$568	$568	$1	126,900
2008		923	871	852	853	856	854	855	856	854	3	157,173
2009			526	506	523	516	511	511	508	508	4	140,530
2010				702	662	668	676	679	679	683	10	140,614
2011					830	816	831	845	856	868	16	140,408
2012						890	884	897	909	922	27	146,584
2013							911	898	902	908	40	142,139
2014								868	852	841	67	137,214
2015									840	802	106	134,407
2016										760	250	109,187
									Total	$7,714

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2007–2015 is Supplementary Information and Unaudited)
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	% (a)
2007	$284	$450	$492	$523	$539	$553	$559	$562	$563	$564	99.3%
2008		352	706	761	799	824	835	846	846	847	99.2%
2009			229	348	413	456	479	493	497	499	98.2%
2010				328	505	556	618	649	660	665	97.4%
2011					373	679	742	787	821	840	96.8%
2012						582	725	793	841	868	94.1%
2013							449	721	784	831	91.5%
2014								337	646	711	84.5%
2015									367	594	74.1%
2016										296	38.9%
									Total	$6,715
					Unpaid losses and LAE — years 2007 through 2016					999
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								21
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$1,020

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	46.5%	29.5%	7.9%	6.1%	3.6%	2.1%	1.0%	0.3%	0.1%	0.2%
Cumulative	46.5%	76.0%	83.9%	90.0%	93.6%	95.7%	96.7%	97.0%	97.1%	97.3%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2016).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty casualty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2016
	For the Years Ended (2007–2015 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$1,036	$957	$892	$852	$828	$821	$818	$794	$802	$803	$40	62,676
2008		905	891	874	860	871	856	855	849	855	48	59,886
2009			864	867	845	826	816	811	812	807	58	53,097
2010				847	863	864	842	856	846	845	74	52,771
2011					831	831	819	828	814	808	89	50,635
2012						874	865	859	859	855	124	49,732
2013							938	921	915	910	159	49,239
2014								1,011	984	984	263	51,808
2015									1,057	1,023	380	52,001
2016										1,105	636	47,436
									Total	$8,995

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2007–2015 is Supplementary Information and Unaudited)
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	% (a)
2007	$166	$357	$477	$563	$623	$664	$692	$708	$724	$733	91.3%
2008		162	355	490	588	653	702	727	751	768	89.8%
2009			160	366	494	575	636	673	698	713	88.4%
2010				179	393	539	623	676	712	734	86.9%
2011					165	369	506	595	643	674	83.4%
2012						163	368	495	596	658	77.0%
2013							171	377	530	638	70.1%
2014								182	398	556	56.5%
2015									170	398	38.9%
2016										181	16.4%
									Total	$6,053
					Unpaid losses and LAE — years 2007 through 2016					2,942
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								414
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$3,356

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	19.0%	23.7%	16.1%	11.0%	7.0%	4.7%	3.0%	2.2%	2.0%	1.1%
Cumulative	19.0%	42.7%	58.8%	69.8%	76.8%	81.5%	84.5%	86.7%	88.7%	89.8%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2016).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty financial
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2016
	For the Years Ended (2007–2015 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$170	$165	$159	$149	$145	$144	$142	$141	$140	$136	$1	21,643
2008		190	207	212	209	203	199	198	197	198	1	27,287
2009			193	193	187	184	188	186	187	186	1	27,438
2010				139	146	133	133	135	133	130	3	21,921
2011					140	158	157	155	148	146	14	16,364
2012						164	163	151	139	137	15	21,029
2013							141	145	137	131	15	28,220
2014								146	157	156	22	28,814
2015									156	159	36	35,880
2016										179	75	29,464
									Total	$1,558

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2007–2015 is Supplementary Information and Unaudited)
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	% (a)
2007	$82	$114	$126	$133	$134	$135	$135	$135	$136	$135	99.3%
2008		103	153	185	189	189	191	193	194	194	98.0%
2009			112	145	157	166	171	182	185	186	100.0%
2010				61	93	104	122	133	131	128	98.5%
2011					59	113	116	124	131	132	90.4%
2012						71	104	109	117	121	88.3%
2013							70	100	107	114	87.0%
2014								62	108	125	80.1%
2015									72	109	68.6%
2016										87	48.6%
									Total	$1,331
					Unpaid losses and LAE — years 2007 through 2016					227
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								1
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$228

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	49.9%	25.3%	7.7%	6.1%	3.3%	1.4%	0.1%	0.3%	0.4%	(0.7%)
Cumulative	49.9%	75.2%	82.9%	89.0%	92.3%	93.7%	93.8%	94.1%	94.5%	93.8%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2016).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Other specialty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2016
	For the Years Ended (2007–2015 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims (a)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$45	$42	$42	$42	$40	$39	$36	$36	$33	$30	$10	—
2008		49	49	49	49	48	46	45	45	44	4	—
2009			41	41	41	40	37	37	36	38	11	—
2010				36	39	40	39	40	40	40	4	—
2011					39	43	42	43	43	44	5	—
2012						42	40	39	40	41	10	—
2013							46	47	46	47	6	—
2014								58	57	59	21	—
2015									59	60	27	—
2016										61	44	—
									Total	$464

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2007–2015 is Supplementary Information and Unaudited)
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	% (b)
2007	$6	$10	$12	$15	$17	$18	$19	$20	$21	$21	70.0%
2008		10	16	23	31	35	37	37	37	38	86.4%
2009			8	12	15	19	22	22	24	26	68.4%
2010				8	14	21	24	27	33	35	87.5%
2011					12	20	25	28	34	36	81.8%
2012						8	17	21	25	28	68.3%
2013							7	16	22	34	72.3%
2014								13	21	30	50.8%
2015									10	26	43.3%
2016										9	14.8%
									Total	$283
					Unpaid losses and LAE — years 2007 through 2016					181
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								59
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$240

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	19.9%	16.9%	12.1%	12.6%	8.7%	5.5%	3.4%	2.9%	2.8%	—%
Cumulative	19.9%	36.8%	48.9%	61.5%	70.2%	75.7%	79.1%	82.0%	84.8%	84.8%

(a)
The amounts shown in Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Accordingly, the liability for incurred claims and allocated LAE represents additional reserves held on claims counted in the tables provided for the other sub-segments (above).

(b)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2016).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total Specialty Group
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2016
	For the Years Ended (2007–2015 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$1,908	$1,759	$1,670	$1,615	$1,585	$1,573	$1,565	$1,539	$1,543	$1,537	$52	211,219
2008		2,067	2,018	1,987	1,971	1,978	1,955	1,953	1,947	1,951	56	244,346
2009			1,624	1,607	1,596	1,566	1,552	1,545	1,543	1,539	74	221,065
2010				1,724	1,710	1,705	1,690	1,710	1,698	1,698	91	215,306
2011					1,840	1,848	1,849	1,871	1,861	1,866	124	207,407
2012						1,970	1,952	1,946	1,947	1,955	176	217,345
2013							2,036	2,011	2,000	1,996	220	219,598
2014								2,083	2,050	2,040	373	217,836
2015									2,112	2,044	549	222,288
2016										2,105	1,005	186,087
									Total	$18,731

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2007–2015 is Supplementary Information and Unaudited)
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	% (a)
2007	$538	$931	$1,107	$1,234	$1,313	$1,370	$1,405	$1,425	$1,444	$1,453	94.5%
2008		627	1,230	1,459	1,607	1,701	1,765	1,803	1,828	1,847	94.7%
2009			509	871	1,079	1,216	1,308	1,370	1,404	1,424	92.5%
2010				576	1,005	1,220	1,387	1,485	1,536	1,562	92.0%
2011					609	1,181	1,389	1,534	1,629	1,682	90.1%
2012						824	1,214	1,418	1,579	1,675	85.7%
2013							697	1,214	1,443	1,617	81.0%
2014								594	1,173	1,422	69.7%
2015									619	1,127	55.1%
2016										573	27.2%
									Total	$14,382
					Unpaid losses and LAE — years 2007 through 2016					4,349
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								495
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$4,844

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	33.0%	26.1%	11.8%	8.5%	5.3%	3.4%	2.0%	1.3%	1.1%	0.6%
Cumulative	33.0%	59.1%	70.9%	79.4%	84.7%	88.1%	90.1%	91.4%	92.5%	93.1%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2016).

Closed Block of Long-Term Care Insurance Following the completion of the sale of substantially all of its run-off long-term care insurance business in December 2015, AFG’s remaining long-term care insurance reserves were $37 million at December 31, 2016 and $34 million at December 31, 2015, net of reinsurance recoverables and excluding the impact of unrealized gains on securities. AFG’s remaining outstanding long-term care policies have level premiums and are guaranteed renewable. Premium rates can potentially be increased in reaction to adverse experience; however, any rate increases would require regulatory approval.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

FHLB Funding Agreements   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. GALIC’s $44 million investment in FHLB capital stock at December 31, 2016, is included in other investments at cost. Membership in the FHLB provides the annuity operations with an additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. In 2016, the FHLB advanced GALIC $150 million, increasing the total amount advanced to $935 million (included in annuity benefits accumulated) at December 31, 2016. In the fourth quarter of 2016, GALIC extended the terms on advances totaling $200 million by four years. Interest rates under the various funding agreements on these advances range from 0.03% to 0.53% over LIBOR (average rate of 1.18% at December 31, 2016). While these advances must be repaid between 2018 and 2021 ($285 million in 2018, $500 million in 2020 and $150 million in 2021), GALIC has the option to prepay all or a portion of the advances. The advances on these agreements are collateralized by mortgage-backed securities, which have a total fair value of $1.08 billion (included in available for sale fixed maturity securities) at December 31, 2016 and which have similar expected lives as the advances. Interest credited on the funding agreements, which is included in annuity benefits, was $8 million in 2016, $3 million in 2015 and $1 million in 2014.

Statutory Information   AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

	Net Earnings			Capital and Surplus
	2016	2015	2014	2016	2015
Property and casualty companies	$461	$408	$318	$2,939	$2,488
Life insurance companies	167	399	349	1,976	1,721

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk based capital (“RBC”) applies to both life and property and casualty insurance companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. Companies below specific trigger points or ratios are subject to regulatory action. At December 31, 2016 and 2015, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements. AFG’s insurance companies did not use any prescribed or permitted statutory accounting practices that differed from the NAIC statutory accounting practices at December 31, 2016 or 2015.

Payments of dividends by AFG’s insurance companies are subject to various state laws that limit the amount of dividends that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2017 from its insurance subsidiaries without seeking regulatory approval is $693 million. Additional amounts of dividends require regulatory approval.

AFG paid common stock dividends to shareholders totaling $187 million, $178 million and $169 million in 2016, 2015 and 2014, respectively. Currently, there are no regulatory restrictions on AFG’s retained earnings or net income that materially impact its ability to pay dividends. Based on shareholders’ equity at December 31, 2016, AFG could pay dividends in excess of $1 billion without violating its most restrictive debt covenant. However, the payment of future dividends will be at the discretion of AFG’s Board of Directors and will be dependent on many factors including AFG’s financial condition and results of operations, the capital requirements of its insurance subsidiaries, and rating agency commitments.

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

	2016	2015	2014
Direct premiums written	$5,858	$5,713	$5,387
Reinsurance assumed	123	119	90
Reinsurance ceded	(1,595)	(1,505)	(1,457)
Net written premiums	$4,386	$4,327	$4,020

Direct premiums earned	$5,745	$5,613	$5,195
Reinsurance assumed	118	105	75
Reinsurance ceded	(1,535)	(1,494)	(1,392)
Net earned premiums	$4,328	$4,224	$3,878

Reinsurance recoveries	$810	$936	$895

In March 2014, AFG’s property and casualty insurance operations entered into a reinsurance agreement to obtain additional catastrophe protection through a catastrophe bond structure with Riverfront Re Ltd. (“Riverfront”). The reinsurance agreement provided supplemental reinsurance coverage for catastrophe losses occurring between April 1, 2014 and January 6, 2017. In connection with the reinsurance agreement, Riverfront issued notes to unrelated investors for the full amount of coverage provided under the reinsurance agreement. At the time of the agreement, AFG concluded that Riverfront is a variable interest entity, but that it did not have a variable interest in the entity because the variability in Riverfront’s results was expected to be absorbed entirely by the investors in Riverfront. Accordingly, Riverfront is not consolidated in AFG’s financial statements and the reinsurance agreement is accounted for as ceded reinsurance. AFG’s cost for this coverage was approximately $5 million per year.

AFG has reinsured approximately $10.22 billion of its $13.49 billion in face amount of life insurance at December 31, 2016 compared to $11.19 billion of its $14.67 billion in face amount of life insurance at December 31, 2015. Life written premiums ceded were $31 million, $40 million and $41 million for 2016, 2015 and 2014, respectively. Reinsurance recoveries on ceded life policies were $41 million, $50 million and $59 million for 2016, 2015 and 2014, respectively.

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

	2016	2015
Expected death and annuitization	$223	$214
Guaranteed withdrawal benefits	278	203
Accrued persistency and premium bonuses	6	11

Variable Annuities   At December 31, 2016, the aggregate guaranteed minimum death benefit value (assuming every variable annuity policyholder died on that date) on AFG’s variable annuity policies exceeded the fair value of the underlying variable annuities by $20 million, compared to $27 million at December 31, 2015. Death benefits paid in excess of the variable annuity account balances were less than $1 million in each of the last three years.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

P.     Additional Information

AFG’s aggregate allowance for uncollectible reinsurance recoverables was $22 million at both December 31, 2016 and 2015. AFG reviews the allowance quarterly and adjusts it as necessary to reflect changes in estimates of uncollectible balances. In 2016 and 2015, AFG recorded net expense reductions of less than $1 million and $3 million, respectively, against the allowance. In 2014, AFG recorded a charge of $4 million against the allowance (included in losses and loss adjustment expenses). In 2014, the allowance was reduced by reinsurance recoverable write-offs of $6 million.

Operating Leases   Total rental expense for various leases of office space and equipment was $67 million in 2016, $70 million in 2015 and $65 million in 2014. Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2016, were as follows: 2017 – $66 million; 2018 – $60 million; 2019 – $53 million; 2020 – $45 million; 2021 – $37 million; and $128 million thereafter.

Financial Instruments — Unfunded Commitments   On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2016, AFG and its subsidiaries had commitments to fund credit facilities and contribute capital to limited partnerships and limited liability corporations of approximately $377 million.

Benefit Plans   AFG expensed approximately $43 million in 2016, $34 million in 2015 and $30 million in 2014 for its retirement and employee savings plans.

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

ITEM 10	Directors, Executive Officers of the Registrant and Corporate Governance
ITEM 11	Executive Compensation
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13	Certain Relationships and Related Transactions, and Director Independence
ITEM 14	Principal Accountant Fees and Services

PART IV

ITEM 15

Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:
	1.	Financial Statements are included in Part II, Item 8.

	2.	Financial Statement Schedules:
		A.	Selected Quarterly Financial Data is included in Note N to the Consolidated Financial Statements.

		B.	Schedules filed herewith for 2016, 2015 and 2014:
Page
			II — Condensed Financial Information of Registrant	S-2

			III — Supplementary Insurance Information	S-4

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

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)

Condensed Balance Sheet

	December 31,
	2016	2015
Assets:
Cash and cash equivalents	$197	$189
Investment in securities	63	63
Investment in subsidiaries (a)	5,989	5,439
Other investments	2	2
Other assets	136	84
Total assets	$6,387	$5,777

Liabilities and Equity:
Long-term debt	$1,283	$986
Other liabilities	188	199
Shareholders’ equity	4,916	4,592
Total liabilities and equity	$6,387	$5,777

Condensed Statement of Earnings

	Year ended December 31,
	2016	2015	2014
Revenues:
Dividends from subsidiaries	$643	$311	$480
Equity in undistributed earnings of subsidiaries	286	386	332
Investment and other income	7	4	5
Total revenues	936	701	817

Costs and Expenses:
Interest charges on intercompany borrowings	9	9	10
Interest charges on other borrowings	77	73	70
Other expenses	82	72	65
Total costs and expenses	168	154	145

Earnings before income taxes	768	547	672
Provision for income taxes	119	195	220
Net Earnings Attributable to Shareholders	$649	$352	$452

Condensed Statement of Comprehensive Income

Net earnings attributable to shareholders	$649	$352	$452
Other comprehensive income (loss), net of tax	62	(423)	167
Total comprehensive income (loss), net of tax	$711	$(71)	$619

________________________

(a)	Investment in subsidiaries includes intercompany receivables and payables.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)

Condensed Statement of Cash Flows

	Year ended December 31,
	2016	2015	2014
Operating Activities:
Net earnings attributable to shareholders	$649	$352	$452
Adjustments:
Equity in net earnings of subsidiaries	(638)	(451)	(545)
Dividends from subsidiaries	611	280	451
Other operating activities, net	(67)	(19)	14
Net cash provided by operating activities	555	162	372

Investing Activities:
Capital contributions to subsidiaries	(560)	(27)	(431)
Returns of capital from subsidiaries	—	1	—
Purchases of investments, property and equipment	(1)	(10)	(1)
Proceeds from maturities and redemptions of investments	1	—	—
Proceeds from sales of investments, property and equipment	—	3	—
Net cash used in investing activities	(560)	(33)	(432)

Financing Activities:
Additional long-term borrowings	296	145	145
Reductions of long-term debt	—	(132)	—
Issuances of Common Stock	35	57	42
Repurchases of Common Stock	(133)	(126)	(191)
Cash dividends paid on Common Stock	(185)	(176)	(167)
Net cash provided by (used in) financing activities	13	(232)	(171)

Net Change in Cash and Cash Equivalents	8	(103)	(231)
Cash and cash equivalents at beginning of year	189	292	523
Cash and cash equivalents at end of year	$197	$189	$292

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THREE YEARS ENDED DECEMBER 31, 2016
(IN MILLIONS)

Segment	Deferred policy acquisition costs	Reserves for future policy benefits, claims and unpaid losses and LAE	Unearned premiums	Net earned premiums	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums (excluding life)
2016
Property and casualty insurance	$238	$8,563	$2,171	$4,328	$350	$2,762	$520	$870	$4,386
Annuity	981	29,907	—	—	1,356	800	149	142	—
Run-off long-term care and life	20	691	—	24	21	33	4	10	3
Other	—	—	—	—	(31)	—	—	421	—
Total	$1,239	$39,161	$2,171	$4,352	$1,696	$3,595	$673	$1,443	$4,389

2015
Property and casualty insurance	$226	$8,127	$2,060	$4,224	$319	$2,695	$511	$839	$4,327
Annuity	934	26,622	—	—	1,224	732	136	123	—
Run-off long-term care and life	24	705	—	104	80	131	6	37	73
Other	—	—	—	—	10	—	—	370	—
Total	$1,184	$35,454	$2,060	$4,328	$1,633	$3,558	$653	$1,369	$4,400

2014
Property and casualty insurance	$221	$7,872	$1,956	$3,878	$294	$2,494	$485	$746	$4,020
Annuity	564	23,764	—	—	1,136	648	155	102	—
Run-off long-term care and life	36	2,175	—	108	82	164	6	35	74
Other	—	—	—	—	(11)	—	—	272	—
Total	$821	$33,811	$1,956	$3,986	$1,501	$3,306	$646	$1,155	$4,094

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

February 24, 2017	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer
__________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Carl H. Lindner III	Co-Chief Executive Officer and Director	February 24, 2017
Carl H. Lindner III	(Principal Executive Officer)

/s/ S. Craig Lindner	Co-Chief Executive Officer and Director	February 24, 2017
S. Craig Lindner	(Principal Executive Officer)

/s/ Joseph E. (Jeff) Consolino	Executive Vice President, Chief Financial Officer and Director	February 24, 2017
Joseph E. (Jeff) Consolino	(Principal Financial and Accounting Officer)

/s/ Kenneth C. Ambrecht	Director	February 24, 2017
Kenneth C. Ambrecht

/s/ John B. Berding	Director	February 24, 2017
John B. Berding

/s/ Virginia (Gina) C. Drosos	Director*	February 24, 2017
Virginia (Gina) C. Drosos

/s/ James E. Evans	Director	February 24, 2017
James E. Evans

/s/ Terry S. Jacobs	Director*	February 24, 2017
Terry S. Jacobs

/s/ Gregory G. Joseph	Director*	February 24, 2017
Gregory G. Joseph

/s/ William W. Verity	Director	February 24, 2017
William W. Verity

/s/ John I. Von Lehman	Director*	February 24, 2017
John I. Von Lehman

* Member of the Audit Committee

INDEX TO EXHIBITS
AMERICAN FINANCIAL GROUP, INC.

Number	Exhibit Description
2	Agreement and Plan of Merger dated July 25, 2016 by and among Great American Insurance Company and National Interstate Corporation, filed as Exhibit 2.1 to AFG’s Form 8-K on July 25, 2016.	(*)
3(a)	Amended and Restated Articles of Incorporation, filed as Exhibit 3(a) to AFG’s Form 10-K for 1997.	(*)
3(b)	Amended and Restated Code of Regulations, filed as Exhibit 3 to AFG’s Form 8-K filed on August 16, 2012.	(*)
4	Instruments defining the rights of security holders.	Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries.
Material Contracts:
10(a)	Amended and Restated Non-Employee Directors Compensation Plan, filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-181913) filed by AFG on November 13, 2012.	(*)
10(b)	Amended and Restated Deferred Compensation Plan, filed as Exhibit 10(b) to AFG’s Form 10-K for 2008.	(*)
10(c)	2011 Equity Bonus Plan (formerly known as the 2011 Co-CEO Equity Bonus Plan), filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-184915) filed by AFG on November 13, 2012.	(*)
10(d)	2011 Annual Senior Executive Bonus Plan, filed as Annex B to AFG’s Proxy statement filed on March 30, 2011.	(*)
10(e)	Amended and restated Nonqualified Auxiliary RASP, filed as Exhibit 10(f) to AFG’s Form 10-K for 2008.	(*)
10(f)	2005 Stock Incentive Plan Exhibit 10 to the Form S-8 Registration Statement (File No. 333-184914) filed by AFG on November 13, 2012.	(*)
10(g)	2015 Stock Incentive Plan filed as Exhibit 10(g) to AFG’s Form 10-K for 2015.	(*)
10(h)
Credit Agreement dated June 2, 2016, among American Financial Group, Inc., Bank of America, N.A., as Administrative Agent, and several lenders, filed as Exhibit 10.1 to AFG’s Form 8-K filed on June 2, 2016.
(*)
10(i)
Stock Purchase Agreement dated January 9, 2014 by and between Liberty Mutual Group Inc. and Great American Holding, Inc. (Summit Holdings Southeast, Inc.), filed as Exhibit 10(h) to AFG’s Form 10-K for 2013.
(*)
12	Computation of ratios of earnings to fixed charges.
21	Subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
31(a)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Balance Sheet
(ii) Consolidated Statement of Earnings
(iii) Consolidated Statement of Comprehensive Income
(iv) Consolidated Statement of Changes in Equity
(v) Consolidated Statement of Cash Flows
(vi) Notes to Consolidated Financial Statements
(vii) Financial Statement Schedules

(*) Incorporated herein by reference.

E-1